Form 10-Q
MICROTEL INTERNATIONAL INC
filed 1996-05-20
CIK 854852

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(X)     Quarterly report pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934

For the quarter ended March 3l, 1996 or

( ) Transition report pursuant to Section l3 or l5(d) of the Securities Exchange Act of l934

For the transition period N/A

Commission file Number 1-10346

            MICROTEL INTERNATIONAL, INC. (formerly CXR Corporation) (Exact name of registrant as specified in its charter)

                     Delaware                         77-0226211
          (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)           Identification No.)


            2040 Fortune Dr. Suite 102 San Jose, California  95l3l
           (Address of principal executive offices)       (Zip Code)

           Registrant's telephone number    ------    (408) 435-8520

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class              Name of each exchange
                                          on which registered

    Common Stock, $.0033 par value      American Stock Exchange

 Securities registered pursuant to Section 12(g) of the Act:

                                     None
                                Title of Class

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X         No_________

     As of March 31, l996 there were 13,915,913 shares of Common Stock outstanding.

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-Q

                                                                Page

Part I -  FINANCIAL INFORMATION

 Item l.  Financial Statements

          Consolidated Condensed Balance Sheets
           March 3l, l996 and December 31, l995                    3

          Consolidated Condensed Statements of Operations
           Three Months Ended March 31, l996 and l995              4

          Consolidated Condensed Statements of Cash Flows
           Three Months Ended March 31, l996 and l995              5

          Notes to Consolidated Condensed Financial
           Statements                                              6

 Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations          7-8

Part II - OTHER INFORMATION

 Item 1.  Legal Proceedings                                        9

 Item 2.  Changes in Securities                                    9

 Item 3.  Defaults upon Senior Securities                          9

 Item 4.  Submission of Matters to a Vote
           of Security Holders                                     9

 Item 5.  Other Information                                        9

 Item 6.  Exhibits and Reports on Form 8-K                         9

Signatures                                                        10

MicroTel International, Inc.
Consolidated Condensed Balance Sheets
(Unaudited)


                                                            March 31,                     Dec. 31,
                                                              1996                         1995
                                                              ----                         ----
                                                                       (in thousands)
ASSETS
Current assets:
   Cash and cash equivalents:                                   $46                         $432
   Investments in marketable securities                         152                          152
   Accounts receivable                                        3,336                        3,582
   Inventories:
       Finished goods                             $1,648                       $1,774
       Work in process                               829                          960
       Parts                                       1,484                        1,414
                                                 -------                      -------
                                                              3,961                        4,148
   Other current assets                                         512                          283
                                                            -------                      -------
Total current assets                                          8,007                        8,597

Plant and equipment-net                                         812                          866
Capitalized software                                          1,084                        1,052
Foreign tax receivable                                          779                          790
Other assets                                                     45                           20
                                                            -------                      -------
                                                            $10,727                      $11,325
                                                            =======                      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable to banks                                      $999                         $759
   Current portion long term debt                               234                          252
   Accounts payable                                           2,045                        2,184
   Accrued payroll and related expenses                       1,067                        1,083
   Other accrued liabilities                                    802                          666
   Deferred income                                              262                          350
                                                            -------                      -------
Total current liabilities                                     5,409                        5,294

Long term debt                                                  240                          227
Deferred compensation liability                                 788                          803
Deferred rent                                                    42                           45
                                                            -------                      -------

Total liabilities                                             6,479                        6,369

Stockholders' equity:
   Common stock                                                  45                           45
   Additional paid-in capital                                22,378                       22,293
   Accumulated deficit                                      (17,489)                     (16,774)
   Stockholder's note receivable                             (1,337)                      (1,337)
   Deferred compensation                                        (76)                         (88)
   Cumulative translation adjustments                           727                          817
                                                            -------                      -------

Stockholders' equity                                          4,248                        4,956
                                                            -------                      -------
                                                            $10,727                      $11,325
                                                            =======                      =======

See notes to consolidated condensed financial statements.

MicroTel International, Inc.
Consolidated Condensed Statements of Operations
(Unaudited)


                                               For the three months ended
                                                          March 31,
                                                     1996         1995
                                                     ----         ----
                                                  (in thousands except
                                                    per share amounts)

Sales                                              $4,134        $5,660

Costs and expenses:
Cost of sales                                       2,527         3,319
Engineering and product
   development                                        543           435
Selling and marketing                               1,038         1,102
Administration                                        793           672
Other expense\(income)-net                            (52)           44
                                                   ------        ------
                                                    4,849         5,572
                                                   ------        ------
Net income (loss)                                   ($715)          $88
                                                   ======        ======
Net income (loss) per common share                 ($0.05)        $0.01
                                                   ======        ======
Weighted average number of
   shares used in calculating
   net income (loss) per share                     13,817        13,039
                                                   ======        ======

See notes to consolidated condensed financial statements.

MicroTel International, Inc.
Consolidated Condensed Statements of Cash Flows
(Unaudited)

                                        For the three months ended
                                                 March 31,
                                         1996                 1995
                                         ----                 ----
                                              (in thousands)

Cash flows from operating activities:
   Net income (loss)                         ($715)                 $88
   Reconciliation to cash provided
   by (used in) operations:
      Depreciation and amortization             80                   68
      Amortization of intangible assets         35                   69

      Changes in assets and liabilities:
         Accounts receivable                   245                  653
         Inventories                           188                 (672)
         Other assets                         (229)                  41
         Accounts payable                     (139)                  91
         Other accrued liabilities             120                   60
         Other noncurrent liabilities         (105)                  36
                                            ------               ------
 Cash provided by (used in) operations        (520)                 434
                                            ------               ------

Cash flows from investing activities:
   Additions to plant and equipment
      net of retirements                       (42)                 (78)
   Capitalized software                       (109)                (170)
                                            ------               ------
Cash used in investment activities            (151)                (248)
                                            ------               ------
Cash flows from financing activities:
   Short-term borrowing                        240                   45
   Long-term debt:
      Additions                                 30                  107
      Repayments                               (24)
  Common stock transactions, net                97
                                            ------               ------
Cash provided by financing activities          343                  152
                                            ------               ------

Effect of exchange rate changes on cash        (58)                 272
                                            ------               ------
Net increase (decrease) in cash               (386)                 610

Cash and cash equivalents

   at beginning of period                      432                  947
                                            ------               ------
Cash and cash equivalents
   at end of period                            $46               $1,557
                                            ======               ======

See notes to consolidated condensed financial statements.

                MICROTEL  INTERNATIONAL, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1) The unaudited consolidated condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the results for the period presented. The results for the period are not necessarily indicative of the results to be expected for the full fiscal year. It is suggested that these interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10K for the year ended December 31, l995.

     The currency of the country in which the foreign subsidiary is located is considered its functional currency. Cumulative translation adjustments result from converting from the functional currency to U.S. dollars.

(2) The Company's U.S. subsidiary, CXR Telcom, has a bank line of credit with available borrowings thereunder based on eligible receivables and inventory and with a maximum borrowing limit of $l,000,000. The line of credit agreement contains covenants which provide for, among other things, the maintenance of certain financial ratios and profitability of CXR Telcom. At December 3l, l995, CXR Telcom was in violation of the profitability covenant and the bank waived the default with the stipulation that CXR Telcom return to profitability by March 3l, l996 and recover all losses incurred during l995 by June 30, l996 or the line of credit would be converted to a factoring arrangement. On May 15, l996, although CXR Telcom incurred a loss for the first quarter, the bank further waived reconsideration of the credit facility until its scheduled renewal on June 3, l996.

                         MICROTEL INTERNATIONAL, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITIONS AND RESULTS OF OPERATIONS

Results of Operations - First Quarter l996 vs. First Quarter l995

     Consolidated sales and gross margins for the first quarter were comprised of the following results for the Company's U.S.
operating subsidiary, CXR Telcom, and its French operating subsidiary, CXR S.A.

                                        Quarter Ended March 31,
                                         l996             l995
                                         ----             ----
                                             (in thousands)

Sales

     CXR Telcom                         $1,796           $2,360
     CXR S.A.                            2,338            3,300
                                        ------           ------
     Total                              $4,l34           $5,660
                                        ======           ======
Gross Margins

     CXR Telcom                         $  645           $  972
     CXR S.A.                              962            l,369
                                        ------           ------
     Total                              $l,607           $2,34l
                                        ======           ======

     Consolidated sales declined by $l,526,000 or 27% in l996 as compared to the first quarter of l995, comprised of declines of $564,000 and $962,000 for CXR Telcom and CXR S.A., respectively. CXR Telcom's sales of both test instruments and transmission products were impacted by delays in buying by its principal customers, AT&T and the Regional Bell Operating Companies (RBOC's), which has resulted from the consolidation and/or restructuring of these companies in the wake of the passage of the l995 Telecommunications Bill. CXR S.A.'s sales decline resulted from very strong price competition in the European modem market, a trend which is expected to continue, coupled with a general decline in sales to its major customer, France Telecom, which is undergoing a reorganization to facilitate its privatization.

     To replace these revenues in the short term, CXR S.A. plans to convert to European format and introduce certain of CXR Telcom's products to its product line and continues to emphasize growth through the distribution of an increasing number of other manufacturers' telecommunications products. In the U.S., the impact of the reorganizations of CXR Telcom's customers is a temporary phenomenon, which is expected to result in significant growth as the changed entities emerge and the long-distance carriers vie for the local loop business of the RBOC's and the RBOC's compete for long distance services.

     Consolidated gross margins declined from 4l% in l995 to 39% in l996. CXR S.A. was able to maintain its overall margins at 4l% with lower margins on transmission product sales being offset by higher margins on distributor product sales, but CXR Telcom's margins declined from 41% to 36%. CXR Telcom's margins were negatively impacted by underabsorption of fixed manufacturing overhead costs due to the decline in production levels accompanying the lower sales volume.

     Engineering and product development costs increased by $l08,000 in the first quarter of l996 over l995, principally as a result of greater net capitalization of engineering costs in l995 due to the relative mix of product development versus product maintenance efforts during the respective periods.

     Selling and marketing costs increased in relation to sales from l9% in l995 to 25% in l996 due to fixed departmental expenses not being as fully leveraged in the current period with the decline in sales.

     Administration expenses increased by $l2l,000 due principally to training costs incurred by CXR Telcom to achieve its ISO 9001 certification.

     Other (income) expense-net improved by $96,000 due to the prorata recognition over the year of l996 of a $350,000 extension fee received by the Company to extend the due date of a stock subscription note receivable from December 31, l995 to December 15, l996.

Liquidity and Capital Resources

     Cash used in operations during the first quarter of l996 was $520,000 versus operations providing $437,000 in cash flow in the first quarter of l995. The most significant cause of the fluctuation was the decline in results of operations, with comparative asset and liability changes substantially offsetting each other.

     At December 31, l995, CXR Telcom was in default of certain covenants of its bank line of credit agreement and had obtained a waiver, with the understanding that the subsidiary would return to profitability in the first quarter of l996 or the credit facility would be converted to a factoring arrangement. On May l5, l996, although CXR Telcom incurred a loss in the first quarter, the bank further waived reconsideration of the credit facility until its scheduled renewal date on June 3, l996.

     With improvement of results expected, management believes that cash flows from operations and available borrowings will be sufficient to support its working capital needs during l996.
Aggressive planned product development efforts may, however, require that the Company raise additional funds through the private placement of its securities.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

          No material developments.

Item 2.  Changes in Securities

          None.

Item 3.  Defaults upon Senior Securities

           None.

Item 4.  Submission of Matters to a Vote of Security Holders

          None.

Item 5.  Other Information

          None.

Item 6.  Exhibits and Reports on Form 8-K

          There were no reports on Form 8-K filed during the three months ended March 31, l996.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MicroTel International, Inc.

                                   /s/ Barry E. Reifler
May    , 1996                      ------------------------------
                                   Barry E. Reifler, CFO
                                   (Principal Accounting and
                                    Financial Officer)