Form 10-Q
period 1996-06-30
MICROTEL INTERNATIONAL INC
filed 1996-08-20
CIK 854852

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(X)     Quarterly report pursuant to Section 13 or 15 (d) of the
                    Securities Exchange Act of 1934

For the quarter ended June 30, 1996 or

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

Securities registered pursuant to Section 12 (g) of the Act:

                                      None
                                 Title of Class

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_________

     As of June 30, l996 there were 13,964,380 shares of Common Stock outstanding.

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES


                               INDEX TO FORM 10-Q


                                                                         Page
                                                                         ----
Part I -  FINANCIAL INFORMATION

 Item l.  Financial Statements

          Consolidated Condensed Balance Sheets
           June 30, l996 and December 31, l995                              3

          Consolidated Condensed Statements of Operations
           Three and Six Months Ended June 30, l996 and l995                4

          Consolidated Condensed Statements of Cash Flows
           Three and Six Months Ended June 30, l996 and l995                5

          Notes to Consolidated Condensed Financial
           Statements                                                     6-8

 Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 9-12

Part II - OTHER INFORMATION

 Item 1.  Legal Proceedings                                                13

 Item 2.  Changes in Securities                                            13

 Item 3.  Defaults upon Senior Securities                                  13

 Item 4.  Submission of Matters to a Vote
           of Security Holders                                             13

 Item 5.  Other Information                                                13

 Item 6.  Exhibits and Reports on Form 8-K                                 13

Signatures                                                                 14

MicroTel International, Inc.
Consolidated Condensed Balance Sheets
(unaudited)
                                             June 30,       Dec 31,
                                               1996          1995
                                              -----         -----
                                                 (in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                  $   77        $  432
  Investments in marketable securities          113           152
  Accounts receivable                          2947          3582
  Inventories
    Finished goods                             1734          1774
    Work in process                             907           960
    Parts                                      1233          1414
                                              -----         -----
                                               3874          4148
Other current assets                            430           283
                                              -----         -----

Total current assets                           7441          8597

Plant and equipment-net                         737           866
Capitalized software                           1440          1052
Foreign tax receivable                          761           790
Other assets                                     19            20
                                              -----         -----

                                             $10398        $11325
                                              =====         =====

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable to banks                     $ 1082        $  769
  Current portion long-term debt                194           252
  Accounts payable                             2035          2184
  Accrued payroll and related expenses          997          1083
  Other accrued liabilities                     743           666
  Deferred income                               175           350
                                              -----         -----

Total current liabilities                      5226          5294

Long-term debt                                  243           227
Deferred compensation liability                 768           803
Deferred rent                                    21            45
                                              -----         -----

Total liabillties                              6258          6369


Stockholders' equity:
  Common stock                                   46            45
  Additional paid-in capital                  22426         22293
  Accumulated deficit                        (17586)       (16774)
  Stockholder's note receivable               (1337)        (1337)
  Deferred compensation                         (64)          (88)
  Cumulative translation adjustments            655           817
                                              -----         -----

Stockholder's equity                           4140          4956
                                              -----         -----
                                             $10398        $11325
                                              =====         =====

See notes to consolidated financial statements

MicroTel International, Inc.
Consolidated Condensed Statements of Operations
(in thousands except per share amounts)
(Unaudited)

                                 For the three              For the six
                                  months ended              months ended
                                     June 30,                June 30,
                                 l996        l995        l996         l995
                               --------    --------    --------    --------

Sales                          $  3,960    $  4,456    $  8,094    $ 10,116

Cost and expenses:

Cost of sales                     2,410       2,818       4,937       6,137

Engineering and product
 development                        244         284         787         719

Selling and marketing             1,003         897       2,041       1,999

Administration                      504         421       1,297       1,093

Other expense/(income)-net         (104)        (34)       (156)         10
                               --------    --------    --------    --------

                                  4,057       4,386       8,906       9,958
                               --------    --------    --------    --------

Income (loss) before
  income taxes                 $    (97)   $     70    $   (812)   $    158

Income tax expense                   --          --          --          --
                               --------    --------    --------    --------

Net income (loss)              $    (97)   $     70    $   (812)   $    158
                               ========    ========    ========    ========

Net income (loss) per
  common share                 $   (.01)     $ 0.0l    $   (.06)   $   0.01
                               ========    ========    ========    ========

Weighted average number of
  shares used in calculating
  net income (loss) per
  share                          13,911      13,044      13,864      13,042
                               ========    ========    ========    ========

See notes to consolidated condensed financial statements.

MicroTel International, Inc.
Consolidated Condensed Statements of Cash Flows
(Unaudited)

                                                  For the six months Ended
                                                         June 30,
                                                      l996       l995
                                                    -------    -------

Cash flows from operating activities:

    Net income (loss)                               $  (812)   $   158
    Reconciliation to cash provided by
    (used  in) operations:
        Depreciation and amortization                   158        145
        Amortization of intangible assets                 5        146
        Changes in assets and liabilities:
           Accounts receivable                          634      1,739
           Inventories                                  274       (502)
           Other assets                                (118)         5
           Accounts payable                            (149)      (944)
           Other accrued liabilities                    (55)      (219)
           Other noncurrent liabilities                (232)      (ll7)
                                                    -------    -------
    Cash provided by (used in) operations              (295)       411
                                                    -------    -------
Cash flows from investing activities:
    Additions to plant and equipment
        net of retirements                              (54)      (131)
    Capitalized software                               (424)      (510)
    Marketabled securities                               39
                                                    -------    -------
    Cash used in investment activities                 (439)      (641)
                                                    -------    -------
Cash flow from financing activities:
    Short-term borrowing                                323       (470)
    Long-term debt:
        Additions                                        29        108
        Repayments                                      (55)
    Common stock transactions, net                      204          6
                                                    -------    -------

  Cash provided by (used in) financing activities       501       (356)
                                                    -------    -------

    Effect of exchange rate changes on cash            (122)       2l8
                                                    -------    -------

    Net decrease in cash                               (355)      (368)

    Cash and cash equivalents
        at beginning of period                          432        947

                                                    -------    -------

    Cash and cash equivalents
      at end of period                              $    77    $   579
                                                    =======    =======

See notes to consolidated condensed financial statements

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.       Basis of Presentation

         The unaudited consolidated condensed financial statements reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for the periods are not necessarily indicative of the results to be expected for the full fiscal year. It is suggested that these interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10K for the year ended December 31, l995.

         The currency of the country in which the foreign subsidiary is located is considered its functional currency. Cumulative translation adjustments result from converting from the functional currency to U.S. dollars.

2.       Borrowing Arrangements

         The Company's U.S. subsidiary, CXR Telcom Corporation, renegotiated its bank credit facility, which matured on June 3, l996. Under CXR Telcom's prior revolving line of credit, borrowings were available to the Company based on an advance rate of 75% of eligible receivables plus an additional $200,000 maximum advance against inventories. The line of credit carried a maximum borrowing limit of $l,000,000 and bore interest at prime plus 4%.

         The replacement factoring line of credit with the same bank provides borrowings based on an advance rate of 85% of eligible receivables with no maximum cap. The line bears interest at prime plus 2% (l0.25% currently) and an administrative fee of l% per month is charged on the average factored invoiced balance for invoice processing.

3.       Listing Matters

         The American Stock Exchange (AMEX) advised the Company on June 14, 1996 that it had determined to delist the Company because it had fallen below the AMEX's financial guidelines for continued listing.

         The Company has appealed the AMEX's decision to delist its shares, as management believes that the Company's future results of operations will be adequate to meet AMEX guidelines within a few quarters and that AMEX then should allow the continued listing of the Company's shares on a conditional basis. The Company's shares will continue to trade on the AMEX during the appeal process, however, there can be no assurances as to the Company's success in the appeal and therefore, the continued listing of its shares on the AMEX thereafter.

         To insure the continued listing of the Company's shares in the event that the Company's appeal to the AMEX is unsuccessful, the Company applied for listing on the NASDAQ Stock Market on June 17, 1996.

4.       Stock Subscription Receivable

         In June, l996, Hardee Capital Partners, L.P. (Hardee Capital) defaulted on its promissory note to the Company. The promissory note by Hardee Capital in the principal amount of $1,444,445 was made to Elk International Corporation Limited (Elk), the Company's principal shareholder, and assigned to the Company on November 8, 1994 as payment of a stock subscription by Elk to acquire shares of common stock of the Company. The due date of the promissory note, which was originally due and payable on December 31, 1995, was extended to December 15, 1996 by Hardee Capitals agreement to pay $358,300 to the Company. Hardee Capital did not pay $8,300 of such amount as agreed and consequently, the note is in default under its terms and conditions, giving the Company the immediate right to vote the collateral shares of Kleer-Vu Industries, Inc. (Kleer-Vu) (641,944 shares of common stock), as well as foreclosure rights, and the right to proceed against the personal guarantee of David W. Hardee, General Partner of Hardee Capital and Co-Chairman and Chief Executive Officer of Kleer-Vu (Hardee).

         Elk has the right to make alternative cash payment to the Company for the stock subscription through December 15, 1996, and to receive a corresponding assignment of proceeds from the promissory note when collected. Elk has been making monthly payments against the stock subscription, which payments aggregated $160,000 as of June 30, l996.

         A lawsuit was filed in July, l996 by the Company against Hardee Capital and Hardee, as guarantor, for collection of the note plus attorneys' fees. Settlement discussions have been initiated by Hardee Capital and Hardee and are ongoing.

5.       Subsequent Events

         Litigation


         In September, l994 Raymond Jacobson, a former director of the Company, brought an action against the Company in the California Superior Court, Santa Clara County, alleging that the Company had breached its contract to pay Mr. Jacobson $3,495 bi-weekly under a deferred compensation agreement, by discontinuing payment in August l994. Mr. Jacobson was claiming damages of approximately $l,200,000 which he purported to be the present value of all payment to be made under the agreement. In June l995 the Company paid Mr. Jacobson all amounts past due under the contract plus interest and reinstated the bi-weekly payments.

         On July 23, l996, the Company reached an agreement in principle to settle this litigation. The definitive agreement is currently being prepared. The settlement provides for a reduction of 35% in the stream of contractual future payments under the deferred compensation agreement and further provides for a five-year consulting arrangement with Mr. Jacobson. Consulting fees thereunder are to be paid in whole or in part with common stock of the Company, depending upon the price of the stock during the term of the arrangement. The Company will recognize a nominal gain on the transaction in the third quarter of l996.

         Reverse Stock Split

         On August 15, l996, the shareholders of the Company ratified a one-for-five reverse stock split effective for holders of record on August 29, l996. Giving retroactive effect to the reverse stock split, the comparative earnings (loss) per share for the three and six months ended June 30, l996 would have been $(.03) and $(.29) per share, respectively, versus $.03 and $.06 per share, respectively, for the same periods in the prior year.

                          MICROTEL INTERNATIONAL, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITIONS AND RESULTS OF OPERATIONS

Results of Operations

         Consolidated sales and gross margins for the quarter and six months' ended June 30, 1996 were comprised of the following results for the Company's U.S. operating subsidiary, CXR Telcom, and its French operating subsidiary, CXR S.A. (in thousands):


                           Qtr Ended June 30,       6 Months Ended June 30,
                           1996          l995       l996              l995
                           ----          ----       ----              ----
Sales

CXR Telcom                 $2,040      $2,014        $3,836        $ 4,374
CXR S.A.                    1,920       2,442         4,258          5,742
                           ------      ------        ------        -------
Total                      $3,960      $4,456        $8,094        $10,116
                           ======      ======        ======        =======
Gross Margins

CXR Telcom                 $  854      $  729        $1,499         $1,701
CXR S.A.                      696         909         1,658          2,278
                           ------      ------        ------        -------
Total                      $l,550      $1,638        $3,157         $3,979
                           ======      ======        ======        =======

Second Quarter

Consolidated sales for the three months ended June 30, l996 declined by $496,000 or 11% as compared to the second quarter of l995. This consolidated decline was substantially due to reduced sales for CXR S.A., which resulted from very strong price competition in the European modem market, a trend which is expected to continue, a decline in sales to its major customer, France Telecom, which is undergoing a reorganization to facilitate its privatization and a generally weak French economy.

Consolidated gross margins increased from 37% in l995 to 39% in l996. CXR Telcom's margins improved to 42% in l996 from 36% in l995 due to a product mix shift to higher margin test instruments versus lower margin transmission products. CXR S.A.'s margins slipped to 36% in l996 from 37% in l995, even considering that second quarter l996 margins benefited from a redeployment of certain direct customer service personnel to selling and marketing functions (see additional discussion below).

Net engineering and product development costs decreased by $40,000 in the second quarter of l996 from l995 levels due to a temporary reduction in engineering staff. Gross engineering and product development costs, prior to capitalization of software development costs, were $559,000 and $624,000 for the three months ended June 30, l996 and l995, respectively.

Selling and marketing costs increased in relation to sales from 20% in l995 to 25% in l996 due principally to a redeployment of (and consequential reclassification of costs of) certain personnel whose job focus has shifted from product service to product support in connection with changes in CXR S.A.'s business strategy of increasing its O.E.M. sales to replace declining modem revenues.


Administrative expenses increased by $83,000 due principally to continued training costs incurred by CXR Telcom to achieve and maintain its ISO 9001 certification. The final training costs were incurred in the second quarter of l996.

Other (income) expense-net improved by $70,000 due principally to the prorata recognition over the year of l996 of a $350,000 extension fee received by the Company to extend the due date of a stock subscription note receivable from December 31, 1995 to December 15, 1996.

First Half

Consolidated sales declined by $2,022,000 or 20% in l996 as compared to the first half of l995, comprised of declines of $538,000 and $l,484,000 for CXR Telcom and CXR S.A., respectively. CXR Telcom's sales of both test instruments and transmission products were impacted by delays in buying by its principal customers, AT&T and the Regional Bell Operating Companies (RBOC's), which resulted from the consolidation and/or restructuring of these companies in the wake of the passage of the l996 Telecommunications Bill. CXR S.A.'s sales decline is a result of the factors described above for the Second Quarter.

Consolidated gross margins were comparable between years at 39%, however, as noted above, the margins for CXR S.A. were favorably impacted by a redeployment of certain personnel such that the related costs are now included in selling and marketing costs. Somewhat offsetting this effect was the negative impact in l996 of underabsorption of fixed manufacturing overhead costs due to the decline in production levels accompanying the lower sales volume.

Net engineering and product development costs increased by $68,000 in the first half of l996 over l995, principally as a result of greater capitalization of engineering costs in l995 due to the relative mix of product development versus product maintenance efforts during the respective periods. Gross engineering and product development costs, prior to capitalization of software development costs, were $1,214,000 and $1,229,000 for the six months ended June 30, l996 and l995, respectively.

Selling and marketing costs increased in relation to sales from 20% in l995 to 25% in l996 due to the factors noted above for the second quarter. Administrative expenses increased by $204,000 again due to the factors noted above for the second quarter.

Other (income) expense-net improved by $l46,000 due principally to the prorata recognition over the year of l996 of the $350,000 stock subscription extension fee discussed above.

Liquidity and Capital Resources

Cash used in operations during the first half of l996 was $295,000 versus operations providing $411,000 in cash flow in the first half of l995. The most significant cause of the fluctuation was the decline in results of operations, with comparative asset and liability changes substantially offsetting each other.

As discussed in Note 4 to the Consolidated Condensed Financial Statements, the maker of the promissory note taken in satisfaction of the stock subscription by the Company's principal stockholder, Elk International Corporation Limited ("Elk"), has defaulted on the obligation. It is expected that the stock subscription will be collected by its due date either from the maker of the note or alternatively from payments by Elk.

With improvement of results expected, management believes that cash flows from operations and available borrowings will be sufficient to support its working capital needs during l996. Aggressive planned product development efforts may, however, require that the Company raise additional funds through the private placement of its securities.

Prospects

In the U.S. the impact of the reorganizations of CXR Telcom's customers is a temporary phenomenon, which repositioning is expected to result in significant growth as the changed entities emerge and the long-distance carriers vie for the local loop business of the RBOC's and the RBOC's compete for the long distance services. The final guidance has just recently been released by the Government on the deregulation provided for in the Telecommunications Bill of l996 and CXR Telcom has already received incremental orders in the third quarter related to its customers' expansion of their markets.

Additionally, the trend of CXR Telcom's flagship test instrument, the 5200 test set, to become the industry standard continues. Growth in sales of the unit during the second quarter of l996 improved overall domestic gross margins from 36% in the first quarter to 42% in the second quarter. This margin improvement was a primary factor in the improvement to a consolidated net loss of $(97,000) in the second quarter versus a net loss of $(7l5,000) in the first quarter of l996.

To overcome the negative factors impacting the Company's French operation, CXR S.A. has implemented various changes to its business strategy. It has introduced a new line of ISDN Terminal Adapters to its transmission product line, has begun a new business unit which provides networking solutions to the business user utilizing O.E.M. products, and has refocused its marketing to expand its markets outside of France. While currently selling O.E.M. products in its test instrument business unit, CXR S.A. is jointly developing the next generation of CXR Telcom's 5200 test set with its sister company and will introduce a European version in l997.

The new strategies are beginning to yield results, with the new networking business unit showing l5% growth in the second quarter of l996 over that of the first quarter.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          In September, l994 Raymond Jacobson, a former director of the Company, brought an action against the Company in the California Superior Court, Santa Clara County, alleging that the Company has breached its contract to pay Mr. Jacobson $3,495 bi-weekly under a deferred compensation agreement, by discontinuing payment in August l994. Mr. Jacobson was claiming damages of approximately $l,200,000 which he purported to be the present value of all payment to be made under the agreement. In June l995 the Company paid Mr. Jacobson all amounts past due under the contract plus interest and reinstated the bi-weekly payments.

          On July 23, l996, the Company reached an agreement in principle to settle this litigation. The definitive agreement is currently being prepared. The settlement provides for a reduction of 35% in the stream of contractual future payments under the deferred compensation agreement and further provides for a five-year consulting arrangement with Mr. Jacobson. The consulting fees thereunder are to be paid in whole or in part with common stock of the Company, depending upon the price of the stock during the term of the arrangement. The Company will recognize a nominal gain on the transaction in the third quarter of l996.

Item 2.   Changes in Securities

          None.

Item 3.   Defaults upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

          There were no reports on Form 8-K filed during the three months ended June 30, l996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MicroTel International, Inc.


                                        /s/ Barry E. Reifler
August 20, 1996                         --------------------------------------
                                        Barry E. Reifler, CFO
                                        (Principal Accounting and
                                        Financial Officer)