Form 10-Q
period 1996-09-30
MICROTEL INTERNATIONAL INC
filed 1996-11-21
CIK 854852

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                   FORM 10-Q



(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended September 30, 1996 or
                      ------------------

( ) Transition report pursuant to Section l3 or l5(d) of the Securities Exchange Act of l934

For the transition period N/A
                          ---

Commission file Number 1-10346
                       -------

MICROTEL INTERNATIONAL, INC. (formerly CXR Corporation)
-------------------------------------------------------
  (Exact name of registrant as specified in its charter)

   Delaware                                                       77-0226211
-------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)Identification No.)


2040 Fortune Dr. Suite 102 San Jose, California     95l3l
-----------------------------------------------------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number                                (408) 435-8520

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class                        Name of each exchange
        --------------------                       on which registered
                                                   ---------------------
             None
-------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock $.0033 par value
-------------------------------------------------------------------------------

                                 Title of Class

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No
                                                    ---      ---

           As of September 30, l996 there were 2,822,220 shares of Common Stock outstanding.

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES



                              INDEX TO FORM 10-Q




                                                                          PAGE
Part I  - FINANCIAL INFORMATION

  Item 1. Financial Statements

          Consolidated Condensed Balance Sheets
          September 30, 1996 and December 31, 1995                           3

          Consolidated Condensed Statements of Operations
          Three Months and Nine Months Ended September 30, 1996 and 1995     4

          Consolidated Condensed Statements of Cash Flows
          Three Months and Nine Months Ended September 30, 1996 and 1995     5

          Notes to Consolidated Condensed Financial Statements             6-7

  Item 2. Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                               8-10

Part II - OTHER INFORMATION

  Item 1. Legal Proceedings                                                 11

  Item 2. Changes in Securities                                             11

  Item 3. Defaults upon Senior Securities                                   11

  Item 4. Submission of Matters to a Vote of Security Holders               11

  Item 5. Other Information                                                 11

  Item 6. Exhibits and Reports on Form 8-K                                  11

Signatures                                                                  12

                                                Sept. 30,        Dec. 31,
                                                   1996            1995
ASSETS                                          ---------        --------
Current assets:
 Cash and cash equivalents                      $    170         $    432
 Investments in marketable securities                                 152
 Accounts receivable                               2,406            3,582
 Inventories                                       3,638            4,148
 Other                                               697              283
                                                --------         --------
Total current assets                               6,911            8,597

Plant and equipment-net                              688              866
Capitalized software                               1,500            1,052
Foreign tax receivable                               760              790
Other assets                                         111               20
                                                --------         --------
                                                $  9,970         $ 11,325

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable to banks                         $  1,271         $    759
 Current portion long-term debt                      133              252
 Accounts payable                                  1,895            2,184
 Accrued payroll and related expenses                878            1,083
 Other accrued liabilities                           559              666
 Deferred income                                      88              350
                                                --------         --------

Total current liabilities                          4,824            5,294

Long-term debt                                        41              227
Deferred compensation liability                      750              803
Deferred rent                                                          45
                                                --------         --------

Total liabilities                                  5,615            6,369


Stockholders' equity:
 Common stock                                          9               45
 Additional paid-in capital                       22,503           22,293
 Accumulated deficit                             (17,715)         (16,774)
 Stockholder's note receivable                    (1,014)          (1,337)
 Deferred compensation                               (82)             (88)
 Cumulative translation adjustments                  654              817
                                                --------         --------

Stockholder's equity                               4,355            4,956
                                                --------         --------
                                                $  9,970         $ 11,325
                                                --------         --------

           See Notes to Consolidated Condensed Financial Statements

MicroTel International, Inc.
Consolidated Condensed Statements of Operations
(in thousands except per share amounts)
(unaudited)

                                             For the three months ended          For the nine months ended
                                               1996              1995              1996               1995
                                               ----              ----              ----               ----
Sales                                       $ 3,945            $ 3,975           $12,039            $14,091

Cost and expenses:

Cost of sales                                 2,422              2,330             7,359              8,467

Engineering and product development             238                452             1,025              1,171

Selling and marketing                           816                906             2,857              2,905

Administration                                  540                477             1,837              1,570

Other expense/(income)- net                      58                (35)              (98)               (25)
                                            -------            --------          --------           --------
                                              4,074              4,130            12,980             14,088
                                            -------            --------          --------           --------

Income (loss) before income taxes              (129)              (155)             (941)                 3
                                            -------            --------          --------           --------

Income tax expense                               -                  -                 -                  -
                                            -------            --------          --------           --------


Net income (loss)                           $  (129)           $  (155)          $  (941)           $     3
                                            -------            --------          --------           --------

Net income (loss) per common share          $ (0.05)           $ (0.06)          $ (0.34)           $    -
                                            -------            --------          --------           --------

Weighted average number of shares used
in calculating net income (loss) per share    2,803              2,616             2,784              2,611
                                            -------            --------          --------           --------

           See notes to Consolidated Condensed Financial Statements

MicroTel International, Inc.
Consolidated Condensed Statements of Cash Flows
(in thousands)
(unaudited)                                                   For the nine months ended September 30,
                                                                       1996           1995
       ----           ----
Cash Flows from Operating Activities:

 Net income (loss)                                                  $ (941)        $    3
 Reconcilliation to cash used in operations:
  Depreciation and amotization                                         203            220
  Amortization of intangible assets                                    173            198
  Reduction of development aid loan                                   (194)
  Changes in assets and liabilities:
   Account Receivable                                                1,176          1,481
   Inventories                                                         510           (432)
   Other assets                                                       (414)           (18)
   Accounts payable                                                   (289)        (1,034)
   Other accrued liabilities                                          (577)          (414)
   Other noncurrent liabilities                                        (95)          (144)
    --------       -------
 Cash used in operations                                              (448)         (140)
    --------       -------
Cash flows from investing activities:
   Additions to plant and equipment
   net of retirements                                                   (83)         (204)
   Capitalized software                                                (705)         (606)
   Marketable securities                                                152
    --------       -------
Cash used in investment activites                                      (636)         (810)
    --------       -------

Cash flow from financing activities:
 Short-term borrowing                                                   512          (187)
 Long-term debt:
  Addtions                                                               29           158
  Repayments                                                            (92)
  Common stock transactions, net                                        472           214
    --------       -------
Cash provided by financing activities                                   921           185
    --------       -------
 Effect of exchange rate changes on cash                                (99)          187
    --------       -------
 Net decrease in cash                                                  (262)         (578)

 Cash and Cash equivalents at beginning of period                       432           947
    --------       -------
 Cash and cash equivalents at end of period                         $   170       $   369
    --------       -------


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

    On August 15, 1996 the shareholders of the Company ratified a one-for-five reverse stock split effective for holders of record on August 29, 1996. All share and per share amounts in the accompanying consolidated condensed financial statements have been restated to give retroactive affect to the reverse split.

2.  Listing Matters

    On September 11, 1996, the Company began trading on the NASDAQ Small Cap Market under the symbol MCTL. Prior thereto, it traded on the American Stock Exchange under the symbol MOL

3.  Litigation

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

    On July 23, l996, the Company reached an agreement in principle to settle this litigation. The settlement provides for a reduction of 35% in the stream of contractual future payments under the deferred compensation agreement and further provides for a five-year consulting arrangement with Mr. Jacobson with fees thereunder to be paid in whole or in part with common stock of the Company, depending upon the price of the stock during the term of the arrangement. The Company will recognize a nominal gain on the transaction when consummated.

    Final preparation and execution of the definitive agreement is currently pending the return of Mr. Jacobson from a trip out of the United States. A dismissal hearing has been set by the court for February 6, 1997, in the event the definitive agreement is not executed and the filing of a dismissal has not occurred at that time.

4.  Subsequent Events

    Proposed Merger

    On October 21, 1996, the Company announced that it had executed a letter of intent to merge with XCEL Corporation of Ontario, California, in a transaction which is intended to be tax-free. XCEL would merge into a newly formed subsidiary of the Company, and XCEL shareholders would obtain 65% of the fully diluted ownership (common stock and derivatives) of the combined company. XCEL, with vertically integrated operations in the U.S., England and Japan, designs, manufactures and markets information display and input products and printed circuit boards for the international telecommunications, medical, industrial and military/aerospace markets. Proforma annualized revenues of the combined companies approximates $60 million.

    Carmine T. Oliva, Chairman and Chief Executive Officer of XCEL Corporation, will become Chairman and Chief Executive Officer of the combined companies and it is anticipated that all of the Company's and XCEL's subsidiaries and divisions will continue their operations as presently constituted. The transaction is subject to, among other things, the execution of a definitive merger agreement, completion of customary due diligence, a satisfactory fairness opinion and approval by the shareholders of XCEL

    Chairman Resignation and Stock Subscription Cancellation
    On November 15, 1996 Mr. Daniel Dror resigned as Chairman and Chief Executive Officer of the Company in anticipation of the pending merger with XCEL Corporation. Mr. Jack Talan, a director of the Company, was appointed interim Chairman and Chief Executive Officer until consummation of the transaction.

    Upon his resignation, Mr. Dror (or his designee) received as a severance award for past service: a) 300,000 shares of the Company's common stock valued at the current market price of $2.,375 per share or $712,500 in the aggregate; b) an extension of the exercise period to November 14, 1999 on options he currently holds to purchase 25,000 shares of the Company's common stock, and c) options to purchase 250,000 shares of the Company's common stock at a price of $2.375 per share. The latter options are exercisable for a period of 5 years, but only after Mr. Dror repays a certain indebtedness to the Company of approximately $200,000, which amount is due in 5 annual installments and which may be repaid by surrendering the options for value equivalent to the lessor of the future appreciation of the Company's common stock over the exercise price or $.50 per option.

    Concurrent with Mr. Dror's resignation, the unpaid portion of the stock subscription in favor of Elk International Limited (Elk), currently representing rights to acquire approximately 482,000 shares of the Company's common stock at a price of $2.00 per share , was canceled. In exchange Elk received a) the promissory note of Hardee Capital Partners Ltd. in the principal amount of $1,444,445 originally assigned to the Company as payment of the subscription, b) options to purchase 500,000 shares of the Company's common stock at $2.375 per share, exercisable for a period of 5 years, and c) an extension of the exercise period to November 14, 1999 on warrants it currently holds to acquire 90,000 shares of the Company's common stock at a price of $2.50 per share.

                          MICROTEL INTERNATIONAL, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Consolidated sales and gross margins for the quarter and nine months' ended September 30, 1996 were comprised of the following results for the Company's U.S. operating subsidiary, CXR Telcom, and its French operating subsidiary, CXR S.A. (in thousands):

                             Qtr. Ended Sept 30,                 9 Months Ended Sept 30,
                              1996       1995                      1996          1995
                              ----       ----                      ----          ----
Sales
CXR Telcom                   $ 1,804     $  1,929                  $  5,640   $  6,303
CXR S.A.                       2,141        2,046                     6,399      7,788
Total                        $ 3,945     $  3,975                   $12,039    $14,091

Gross Margins
CXR Telcom                   $   716     $   $730                   $ 2,215   $  2,431
CXR S.A.                         807          915                     2,465      3,193
Total                        $ 1,523     $  1,645                   $ 4,680   $  5,624

Third Quarter

Consolidated sales for the nine months ended September 30, l996 declined nominally by $35,000 or .9% as compared to the third quarter of l995. A decline in CXR Telcom's sales of $125,000 were substantially offset by an increase in sales for CXR S.A. of $95,000. CXR Telcom's sales continue to be impacted by delays in buying by its principal customers, AT&T and the Regional Bell Operating Companies (RBOC's), which have resulted from the consolidation and/or restructuring of these companies in the wake of the passage of the 1996 Telecommunications Bill. CXR S.A.'s improvement is the result of growth in its new networking business unit outpacing a decline in transmission product sales to its major customer, France Telecom, which is undergoing a reorganization to facilitate its privatization.

Consolidated gross margins declined from 41% in 1995 to 39% in 1996. CXR Telcom's margins improved to 40% in 1996 from 38% in 1995 due to a product mix shift to higher margin test instruments versus lower margin transmission products. CXR S.A.'s margins, however, dropped from 45% in 1995 to 38% in 1996, although its 1996 margins benefited from a redeployment of certain direct customer service personnel to selling and marketing functions (see additional discussion below). CXR S.A.'s margins have been negatively impacted by extreme pricing pressures in the European transmission product market and because margins achieved by its new networking business unit are less than those historically achieved from transmission product sales.

Net engineering and product development costs decreased by $214,000 in the third quarter of 1996 versus 1995. The decrease was the combined result of greater capitalization of engineering costs in 1996 due to the relative mix of product development versus product maintenance efforts during the respective periods and the net reduction of approximately $156,000 related to an unsuccessful product development effort. The latter effect is comprised of the forgiveness of a government development aid loan for the development of an unsuccessful product by CXR S.A. less the write-off of related capitalized software costs. Gross engineering and product development costs, prior to capitalization of software development costs and the effects of the unsuccessful product of CXR S.A., were $581,000 and $500,000 for the three months ended September 30, 1996 and 1995, respectively.

Selling and marketing costs decreased in relation to sales from 23% in l995 to 21% in l996. The costs of a marketing initiative by CXR S.A. in the third quarter of 1995 exceeded the positive effects in 1996 of a redeployment of (and consequential reclassification of costs of) certain personnel whose job focus has shifted from product service to product support in connection with changes in CXR S.A.'s business strategy of increasing its O.E.M. sales to replace declining modem revenues.

Administrative expenses increased by $63,000 due principally to costs associated with increased executive business development efforts.

Nine Months Ended September 30, 1996
Consolidated sales declined by $2,052,000 or 15% in l996 as compared to the nine months ended September 30, l995, comprised of declines of $663,000 and $1,389,000 for CXR Telcom and CXR S.A., respectively. CXR Telcom's sales of both test instruments and transmission products were impacted by delays in buying by its principal customers, AT&T and the RBOC's, which resulted from the consolidation and/or restructuring of these companies in the wake of the passage of the l996 Telecommunications Bill. CXR S.A.'s sales decline is the combined result of very strong price competition in the European modem market, a decline in sales to France Telecom during its reorganization as noted above, and a generally weak French economy.

Consolidated gross margins declined from 40% in 1995 to 39% in 1996, due to the factors discussed above for the Third Quarter.

Net engineering and product development costs decreased by $146,000 in the first nine months of l996 over l995, principally as a result of the same factors noted above for the Third Quarter. Gross engineering and product development costs, prior to capitalization of software development costs and the unsuccessful product of CXR S.A., were $1,703,000 and $1,718,000 for the nine months ended September 30, l996 and l995, respectively.

Selling and marketing costs increased in relation to sales from 21% in 1995 to 24% in 1996 due principally to the redeployment of personnel by CXR S.A. as noted above for the Third Quarter.

Administrative expenses increased by $267,000 due to increased business development costs noted above for the Third Quarter and to training costs incurred by CXR Telcom during the first half of 1996 to achieve and maintain its ISO 9001 certification.

Liquidity and Capital Resources
Cash used in operations during the third quarter of l996 was $448,000 versus $140,000 in the first nine months of l995. The increase in cash use was caused by the decline in results of operations, offset by better working capital management in 1996.

The Company's cash uses through September 30, 1996 have been financed through short-term bank borrowings, the proceeds from the exercise of warrants and options on the Company's common stock, and the collection of approximately $323,000 of the stock subscription by Elk International Corporation Limited.

Management believes that cash flows from operations and available borrowings will be sufficient to support working capital needs during l996, with the possibility that aggressive planned product development efforts and anticipated costs of the pending merger with XCEL Corporation (see Prospects below) may require that the Company raise additional funds through the private placement of its securities.

Prospects
In the U.S. the impact of the reorganizations of CXR Telcom's customers is a temporary phenomenon, which repositioning is expected to result in significant growth as the changed entities emerge and the long-distance carriers vie for the local loop business of the RBOC's and the RBOC's compete for long distance services. The final guidance has just recently been released by the Government on the deregulation provided for in the Telecommunications Bill of l996 and CXR Telcom has been working with its customers to prepare for their future needs in the expansion of their markets.

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

On October 21, 1996, the Company announced that it had executed a letter of intent to merge with XCEL Corporation of Ontario, California, in a transaction which is intended to be tax-free. XCEL would merge into a newly formed subsidiary of the Company, and XCEL shareholders would obtain 65% of the fully diluted ownership (common stock and derivatives) of the combined company. XCEL, with vertically integrated operations in the U.S., England and Japan, designs, manufactures and markets information display and input products and printed circuit boards for the international telecommunications, medical, industrial and military/aerospace markets. Proforma annualized revenues of the combined companies approximates $60 million.

Carmine T. Oliva, Chairman and Chief Executive Officer of XCEL Corporation, will become Chairman and Chief Executive Officer of the combined companies and it is anticipated that all of the Company's and XCEL's subsidiaries and divisions will continue their operations as presently constituted. The transaction is subject to, among other things, the execution of a definitive merger agreement, completion of customary due diligence, a satisfactory fairness opinion and approval by the shareholders of XCEL.

On November 15, 1996, Mr. Daniel Dror resigned as Chairman and Chief Executive Officer of the Company in anticipation of the pending merger. Mr. Jack Talan, a director of the Company, was appointed interim Chairman and Chief Executive Officer until the merger is consummated.

Mr. Dror received a severance award upon his resignation as described in Footnote 4 to the accompanying Consolidated Condensed Financial Statements. The value of the shares of common stock received as a severance payment of $712,500 will be recognized as an expense in the fourth quarter of 1996. Additionally, concurrent with Mr. Dror's resignation, the unpaid portion of the stock subscription by Elk International Corporation Limited was canceled as more fully described in Footnote 4. However, this transaction will have no net effect on the Company's Financial Statements, as the related note receivable which is already recorded as a reduction to shareholder's equity will be eliminated against related common stock amounts.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          September, l994 Raymond Jacobson, a former director of the Company, brought an action against the Company in the California Superior Court, Santa Clara County, alleging that the Company had breached its contract to pay Mr. Jacobson $3,495 bi-weekly under a deferred compensation agreement, by discontinuing payment in August l994. Mr. Jacobson was claiming damages of approximately $l,200,000 which he purported to be the present value of all payment to be made under the agreement. In June l995 the Company paid Mr. Jacobson all amounts past due under the contract plus interest and reinstated the bi-weekly payments.

          On July 23, l996, the Company reached an agreement in principle to settle this litigation. The settlement provides for a reduction of 35% in the stream of contractual future payments under the deferred compensation agreement and further provides for a five-year consulting arrangement with Mr. Jacobson with fees thereunder to be paid in whole or in part with common stock of the Company, depending upon the price of the stock during the term of the arrangement. The Company will recognize a nominal gain on the transaction when consummated.

          Final preparation and execution of the definitive agreement is currently pending the return of Mr. Jacobson out of the United States. A dismissal hearing has been set by the court for February 6, 1997, in the event the definitive agreement is not executed and the filing of a dismissal has not occurred at that time.

Item 2.   Changes in Securities
          None.

Item 3.   Defaults upon Senior Securities
          None.

Item 4    Submission of Matters to a Vote of Security Holders
          On August 15, 1996, the Company held its Annual Meeting of Stockholders. Matters voted on and results of the voting were as follows:

          A.  Election of Directors:

                                  Votes Received (Net)
          Name                    of all Votes Withheld)    Votes Withheld
          ----                    ----------------------    --------------
          Daniel Dror                   10,899,451              535,425
          William Lewisham              10,897,634              537,242
          Jack Talan                    10,897,845              537,031

          B. One-for-five reverse split: 10,363,067 For, 997,575 Against and 74,234 Abstain


          C.  Increase in preferred stock authorized to l0,000,000 shares:
              5,630,116 For, 1,168,970 Against and 63,786 Abstain

          D.  Appointment of BDO Seidman as Independent Accountants:
              11,239,584 For, 136,834 Against, and 58,458 Abstain

Item 5.   Other Information
          None.

Item 6.   Exhibits and Reports on Form 8-K
          There were no reports on Form 8-K filed during the three months ended September 30, l996.

                                  SIGNATURES


              Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              MicroTel International, Inc.


                              // Barry E. Reifler //
November 20, 1996
                              -----------------------------
                              Barry E. Reifler, CFO
                              (Principal Accounting and
                               Financial Officer)