Form 10-K
period 1996-12-31
MICROTEL INTERNATIONAL INC
filed 1997-04-15
CIK 854852

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(X) Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996 or

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period __________

Commission file Number 1-10346

                           MICROTEL INTERNATIONAL INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                  77-0226211
4290 E. Brickell Street, Ontario, California 91761       (909) 391-4321
   (Address of principal executive offices)            (Registrant's telephone
                                                        number, including area
                                                                 code)

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class              Name of each exchange on which registered
      -------------------              -----------------------------------------
Common Stock, $.0033 par value                           None

Securities registered pursuant to Section 12 (g) of the Act:

                                      None
                                 Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10- K or any amendment to this Form 10-K. [ ].

The aggregate market value of the voting stock at March 31, 1997 held by nonaffiliates was approximately $13,042,190.

As of March 31, 1997 there were 9,305,127 shares of Common Stock, Par Value $.0033, outstanding.

When used in this Form 10-K, the words "may," "will," "expect," "anticipate," "continue," "estimate,""project," "intend" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, operating costs and financial position. Prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially than those included within the forward-looking statements as a result of various factors.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement in respect of the 1997 Annual Meeting of Shareholders of the Company is incorporated by reference into Part III of this Form 10-K.

Item 1. Business

                                  INTRODUCTION

             CXR Telcom Corporation ("CXR Telcom") was incorporated in l984 under the laws of the State of Delaware. In 1989, the stockholders adopted a plan creating CXR Corporation as a holding company for the stock of CXR Telcom Corporation and CXR S.A., its European subsidiary. CXR Corporation is also incorporated under the laws of the State of Delaware. At the annual meeting of shareholders on February 28, 1995, the majority of shareholders voted to change CXR Corporation's name to MicroTel International, Inc. ("MicroTel" or the "Company"). On March 26, 1997, MicroTel consummated a merger transaction (the "Merger") pursuant to which XIT Corporation ("XIT"), a New Jersey corporation, became a wholly owned subsidiary of MicroTel. In connection with the Merger, the principal executive offices of MicroTel have been relocated to 4290 E. Brickell Street, Ontario, California 91761. A description of the business of CXR Telcom and CXR S.A. is set forth immediately below and is followed by a description of the business of XIT.

CXR TELCOM AND CXR S.A.

             CXR Telcom and CXR S.A. (collectively, "CXR") design, manufacture and market electronic telecommunications test equipment and data communications equipment, and perform network integration services. Their customers include AT&T, the Regional Bell Operating Companies ("RBOCS"), interconnect carriers, independent telephone operating companies, private communications networks, banks, brokerage firms and Government agencies. See Note 4 to the Consolidated Financial Statements for financial information regarding foreign versus domestic operations for CXR.

PRODUCTS

Test Instruments

             TELECOM TEST INSTRUMENTS. The CXR telecommunications test instruments are part of the Information Superhighway and offer various options for the measurement of the transmission characteristics of telephone circuits. Most of these instruments are offered in portable versions; some have rack mounting options for permanent installation. Some are offered with either Bell-compatible (U.S.) or CCITT (European) measurement standards.

             The Model 100 Series Responders allow the RBOCS, interexchange carriers, such as AT&T, MCI, U.S. Sprint, etc., or end users to remotely and automatically monitor, and actively test the quality of their transmission facilities. These products are compatible with the AT&T Centralized Automatic Reporting on Trunk (CAROT) testing system and are used by common carriers and private network operators to test their circuit interfaces to the AT&T toll network.

             As a result of the AT&T divestiture of its operating companies and the trend towards user ownership of equipment, local telephone operating companies have been forced to develop their internal capacity to identify and isolate troubles in the network transmission facilities in both telephone company owned or subscriber owned equipment.

             The basic components of these network testing systems are a Near End responder (NER), a Far End responder (FER) and an access Switch. An NER is a device that acts as the master in a master slave concept. An NER initiates a test by transmitting a test message to the FER at the other end of the circuit. A series of tests are coordinated through a routine sequence controlled by a PC based "Autoroutining System" software program usually located at the master site or the control center. The system program generates reports for all the test data, exception reports, trouble tickets, and marginal performance lines.

             The 700 Series of Transmission test sets are used principally by the telephone companies to perform analog measurements on voice grade and wide band circuits applications involving Digital Data Service (DDS) and High capacity Digital Subscriber Loops (HDSL). The primary use of this product line is in metallic telephone loop qualification testing.

             The LEA 8000 Transmission Test Set is a product designed for qualifying, commissioning and maintaining digital baseband leased lines, mono and stereo radio channels and basic and primary rate voice and digital (ISDN) subscriber loops. It is capable of making at very high transmission speeds all of the necessary measurements according to the international CCITT recommendations.

             CXR is now completing development of a comprehensive new family of test sets incorporating powerful and cost-effective Digital Signal Processing
(DSP) measurement technology. These designs are incorporated into a new series of general purpose instruments being sold as the model 5200 Universal Transmission Analyzer. This product combines into one instrument the capabilities of a Data Transmission Impairment Analyzer, a DS1 BERT Tester, a VF Signaling Network Access Unit, a T-1 Channel access Test Unit and a DDS private line and switched digital service test product.

             CXR has developed an exceptional understanding of the telephone market and computer systems applications, including not only the market demand for testing and termination devices, but also, the competitive element factors as well. As a result, CXR is positioning itself to provide a family of products which satisfy the requirements of reasonable cost, high degree of reliability, ease of operation and a clear migration path for future enhancement upgrades.

             CXR's product line, based on its model 5200, consists of a highly modular device, encompassing a full gamut of testing functions, which works considerably better than competitive equipment costing much more. Sales are confined to small specialized areas within the maintenance organization of the telephone companies. The product is multi-processor based using the highly successful Intel X86 family, supported by a dual 32 bit Digital Signal Processor. The product operates through a customized, internally developed real-time operating system.

             The 5200 product line covers the specialized installation and maintenance of all circuits involving voice, signalling transmission, data 64Kb/s data, 1.5Mb/s data as well as the new emerging ISDN qualification testing. The 5200 is the first product of its kind to offer all these testing capabilities within one package. Its success is based on its simple operational format with a large easy-to-read LCD screen. The product is also powered by internal batteries, in order to accommodate special hard-to-reach environments.

             DATACOM TEST INSTRUMENTS. Datacom test instruments are used to test and monitor the performance of computers and communications equipment to insure proper function in receiving or transmitting data over wide area or local area networks. These Datacom instruments monitor, emulate and perform digital tests on protocol, code and transmission functions of computers, terminals, modems, multiplexers, front-end processors and other computer and communications equipment.

             The Datacom instruments manufactured and sold by CXR for testing wide area networks include the CXR Telcom 840A and 841A Network Signalling Analyzers. The 840A is a hand-held field service instrument having limited emulation capability and full monitor capability. The 841A is an easy-to-use field service tool used primarily by telecommunications carriers for installation and maintenance of the new Integrated Services for the Digital Network (ISDN). Additional software features include the capabilities to test and monitor the Common Channel Signalling System 7 (CCSS7) which is a worldwide standard protocol developed for the purpose of transmitting information between digital central office switches. It establishes which path the long distance call will take in routing the call. The 841A is ideal for central office use as well.

             Test instruments represented 35% of CXR sales for the year ended December 31, 1996, 28% of CXR sales for the year ended December 31, 1995, 31% of CXR sales for the six months ended December 31, 1994, and 41% of CXR sales for the year ended June 30, 1994.

Transmission Products

             CXR develops, manufactures, and sells a broad line of Anderson Jacobson ("AJ") modem products. These include modem models operating at data rates from 2400 bits per second (bps) through 33,600 bps. These are sold as rackmount modems for use at central communication/computer sites or as stand-alone modems at central communication/computer sites or as stand-alone modems for use at remote sites. All of the AJ models are "feature rich" modems that generally offer more capabilities and flexibility than competing products.

             The ability to transmit digital data to and from computers is an important element in the computer industry. Communications and data interconnect capabilities are fundamental requirements for maximization of computer systems uses. The large volume of information to be exchanged between computer networks in geographically disperse locations require rapid, accurate and economical communications capabilities and the AJ product line is designed to meet and satisfy such needs.

             The market for V.34 bis dialup 33,600 bps products is believed to be a major growth area and much of CXR's modem development effort is being concentrated on the V.34 bis, V.32ter and V.34 protocol, which include a 33,600 bps product line of modems with integral time division channels multiplexer ports.

             The AJ 14,400/19,200 series is a true V.32 bis/V.32ter compatible product line, with full duplex operation on standard dial-up lines or on 2- or 4-wire leased lines. The series features trellis coded modulation and local and remote echo cancellation, with capabilities to cope with satellite delay of multiple hops in long distance transmission. Also, the series is equipped with multiple number storage capacity via a V.25 bis synchronous dialer for computer controlled application. In leased line operation the series features unattended automatic dial backup using the dial-up network in the event of lease line failures. The series is also available in either stand alone desktop applications or as a card for chassis rackmount configuration.

             The AJ Smart Rack is a modem management enclosure that accommodates 16 modular card modems that allows the data center managers to keep track of configurations, diagnostics, alarms and system status at all times through a menu driven user interface. The main advantage of the Smart Rack is simplicity of keeping track with real time monitoring and reporting of all activities using simple easy to read display screens. Also an on-board modem allows access from remote locations and the ability to dial a predefined sequence of numbers for alarm reporting.

             The AJ 5900 series offers intelligent T-1 Channel Service Units which provide access to D4 and Extended Super Frame (ESF) on High Capacity Digital Service (HCDS), in either a single line or rack mount configuration. The AJ 5900 series offers a single termination interface to the Data Terminal Equipment (DTE), providing continuous monitoring for bipolar violations and multiple error events. The user can select thresholds for error rates, with separate levels for the network and the equipment. The series provide complete access to both the network side and the user side, along with the appropriate diagnostic tests in order to maintain network integrity.

             CXR is also introducing a new product line, the AJ 6900 series for T1 and fractional T1 CSU-DSU application. These newly introduced products will provide for the direct interface between the customer's equipment and the T1 facilities. The AJ 6900 series will operate at any multiple 56K or 64K b/s, including current Frame Relay data rates. Built-in multiplexer ports allow simultaneous connections to a PBX or channel bank, which share the same T1 facility. The AJ 6900 series have an integrated Simple Network Management Protocol (SNMP) and therefore can easily be managed by any network management system using SNMP.

             Transmission products represented 44% of CXR sales for the year ended December 31, 1996, 62% of CXR sales for the year ended December 31, 1995, 61% of CXR sales for the six months ended December 31, 1994, and 38% of CXR sales for the year ended June 30, 1994.

             At the end of fiscal 1994 CXR sold its network management (NAMS), local area network testing (LAN) and protocol analyzer product line (Digilog Division) to Numerex Corporation. (See Note 3 to the 1996 Consolidated Financial Statements included elsewhere herein).

Networking Systems

             In 1996, CXR S.A. formed a new business unit to market several lines of products used to build data and voice networks. All of these products are sourced from third-party vendors under distributorship or OEM arrangements. The "product" marketed to its customers is a turnkey solution using these products and includes network design, installation and maintenance.

             The product lines marketed consist of four primary types as follows: a) multiplexing equipment used to transport data, voice and local area network traffic over point-to-point leased lines and frame relay networks; b) statistical multiplexers, terminal servers and routers for local area network interconnections; c) data compression equipment used to compress and encrypt data streams prior to network access to maximize transmission speed and secure the transmission and to decompress and decipher upon transmission receipt; and
d) ISDN routers used to link remote offices to corporate office local area networks.

             Networking system revenues for its first year were $2,807,000 or 17% of CXR sales for year-ended December 31, 1996.

PRODUCT DEVELOPMENT AND ENGINEERING

             CXR's product development and engineering is critical in view of rapid technological innovation in the telecommunications industry. Currently 25 engineers and technicians are engaged in CXR's research and development efforts.

             During the year ended December 31, 1996 and the year ended December 31, 1995, engineering and product development costs were $2,612,000 and $2,373,000, respectively, of which $795,000 and $699,000, respectively, were capitalized. Amortization is calculated using the greater of the straight line method over three years or the ratio of the product's current revenues divided by its total anticipated revenues. For the six months ended December 31, 1994 and fiscal year ended June 30, 1994 CXR's engineering and product development costs were $659,000 and $2,960,000, respectively. These product development costs were related primarily to development of new telecommunications test equipment, trunk testing system products and data communications equipment. Current research expenditures are directed principally towards enhancements to the current test instrument product line and development of increased band width (faster speed) transmission products. These expenditures are intended to improve market share and gross margins, although no assurances may be given that such improvements will be achieved.

             CXR also makes use of the latest CAD (Computer Aided Design) equipment to design and package its products. This puts CXR in the position to take full advantage of the latest CAE (Computer Aided Engineering), and EDA workstation tools (Engineering Design Automation) to design, simulate and test its advanced product features or product enhancements for custom circuits and miniaturization purposes. With the above mentioned tools, product developments are turned around very quickly, keeping the highest quality and reliability integrated as part of the overall development process. This kind of capability also allows CXR to offer custom featured designs for the potentially expanding Original Equipment Manufacturers (OEM) customers, whose needs require the integration of CXR's products with their own.

CUSTOMERS AND MARKETING

             Customers for CXR's products include AT&T, the RBOCS, international telephone companies and private communications networks. Data communications test equipment and modem equipment are purchased by telecommunications equipment manufacturers and used in the design, manufacture, installation and maintenance of the electronic equipment they provide. Network test equipment is purchased by the major long distance carriers.

             CXR sells its products through its own direct sales and marketing force and independent representative firms and distributors in the United States. It direct sells in the European Community through CXR S.A. Other international sales are made through independent representatives in various parts of the world.

             During the year ended December 31, 1996 and the year ended December 31, l995 no one customer accounted for 10% or more of net revenue. Net revenues for the six months ended December 31, 1994 included sales of 10% to one customer. Net revenues for the year ended June 30, 1994 included sales of 11% to one customer.

COMPETITION

             CXR has numerous competitors in all of its product areas. In each product area there are competitors with greater technological, financial and marketing resources than those possessed by CXR. The ability of CXR to compete is dependent on several factors including price, technology, product performance, service and its ability to attract and retain qualified management and technical personnel. CXR's business is subject to rapid technological changes and the introduction of new products incorporating technological advances is vital to CXR's success.

BACKLOG

             CXR's business is not seasonal and its production capacity is sufficient to meet current customer demand. Backlog of firm, unshipped orders was approximately $1,268,000 at December 31, 1996, as compared to $682,000 at December 31, l995, $1,858,000 at December 31, 1994 and $1,598,000 at June 30,
1994. Backlog is not deemed a significant measure of CXR's business, as it has transitioned itself to become a Just-In-Time (JIT) provider, in order to be more responsive to its customer base. Market pressures and quick delivery requirements in the transmission product business area have necessitated the implementation of a forecasting system coupled with a material requirement planning process to accomplish this transition. The above change produced quicker deliveries, which resulted in better customer satisfaction and a smaller backlog as well.

MANUFACTURING

             CXR purchases the electronic components required for the manufacture of its products from a number of vendors and has experienced no significant difficulties in obtaining timely delivery of components. At present, CXR Telcom's main manufacturing facility is located in San Jose, California and CXR S.A.'s main facility is located in Abondant, France. CXR has a vertically integrated strategy. Since manufacturing labor costs are less than 10% of total production costs, and there is ample facility space, there is very little to be saved by using outside contractors. Considering the overall scale volume of manufacturing for all the different products, the pursuit of offshore manufacturing is not at all practical. Because the production process involves a fairly straightforward electronic assembly, CXR achieves an incremental cost advantage through the use of limited automation.

             However, CXR spends considerable time on manufacturability in product design and therefore harvests the benefits associated with the lower costs and flexibility during the manufacturing process. An additional benefit of in-house manufacturing is the ability to support normal production with all the current design improvements as well as keeping track of the overall quality. CXR is certified by both AT&T and Bellcore organizations as a quality vendor and supplier of products and has obtained its full certification as an ISO 9001 member.

EMPLOYEES

             As of December 31, 1996, CXR employed 121 persons, of which 69 are employed in the United States and 52 in France, as follows:

                                     United States          France
                                     -------------          ------
Manufacturing                              27                 12
Marketing & Customer Service               19                 18
Research & Development                     13                 12
Administration                             10                 10


             None of CXR's employees are represented by labor unions, and CXR has had no work stoppages. Management believes that its employee relations are good.

PATENTS AND TRADEMARKS

             CXR owns several patents and possesses certain trademarks and proprietary information, such as know-how and trade secrets it considers important to its business and which it intends to protect through all appropriate means, including legal action. CXR's business, however, is subject to rapid technology changes and it believes that its success is dependent upon skills in engineering, manufacturing and marketing rather than its patent position. CXR has, nonetheless, followed a policy of filing applications for patents on inventions which it considers significant.

REGULATION

             The Federal Communication Commission ("FCC") has adopted regulations with respect to the interconnection of communications equipment with telephone lines and radiation emanations of certain equipment. CXR has complied with these regulations and received all necessary FCC approvals for its line of trunk testing equipment. As additional products require certification, CXR believes it will be able to satisfy all such future requirements. CXR believes it complies with environmental regulations since it assembles, rather than manufactures, electronic components and therefore discharges into the environment are believed to be negligible.

XIT CORPORATION

             XIT is an international diversified electronics designer and manufacturer of custom interconnect products (assembled printed circuit boards, including chassis enclosures and front panels), digital switches, keypad and keyboard input products, cathode ray tube and flat panel display products, bare printed circuit boards, hybrid microelectronic circuits and electronic subsystems incorporating custom input and display products. Its sales and services are principally directed towards OEMs in the electronics industry, including manufacturers of communications equipment, industrial and business computers, automatic teller machines ("ATMs"), medical devices, industrial instruments and test equipment and aerospace and military products.

             XIT's various product lines are divided into two sectors. XIT's Components and Subsystem Assemblies Sector includes data input and display components and outsourced input and display subsystems (Subsystem Engineering and Manufacturing or SEM). The Circuits Sector includes electronic OEM circuits (printed circuit boards, hybrid micro-electronic circuits). XIT manufacturers and markets its products through its headquarters office in Ontario, California and its subsidiaries and divisions - XCEL Arnold Circuits, Inc. (printed circuit boards), XCEL Circuits Division (printed circuit boards), XCEL Etch Tek (printed circuit boards), Digitran Division (keypads, keyboards, digital switches and electronic subsystems), and HyComp, Inc. (thin film hybrid circuits and resistor networks). In addition, XIT has three wholly-owned foreign subsidiaries which assemble and market its products: XCEL Corporation Ltd., located in the United Kingdom (components and subsystem assemblies), XCEL Abbott Ltd., located in the United Kingdom (power supplies), and XCEL Japan Ltd., located in Japan (reselling XIT and third party sourced components and providing purchasing services to XIT).

             XIT was incorporated in the State of New Jersey in 1972 and, after a period of time operating an unrelated business under a different name, changed its name to XCEL Computron Corporation in 1983 (and later to XCEL Corporation in 1986). In November of 1996, the Company changed its name from XCEL Corporation to XIT Corporation and qualified to do business under the tradename "XCEL Information Technologies Corporation" to better reflect the current nature of the Company's business operations.

             In August of 1981, XIT began developing video display products. Shipments of these products began in June 1983. In 1985, XIT expanded significantly through the acquisition of its Digitran Division from Becton Dickinson & Co. ("BD").

                  In 1991, XIT began a fundamental transition of its business operations by divesting $1.5 million in unprofitable bare printed circuit board volume for outside customers and $3.5 million in low margin standard keyboards. During that year, XIT relocated its corporate headquarters, its Digitran Division's input and display component business and its circuit division to California and focused its manufacturing on low volume, high margin double-sided and multi-layer boards. Commencing in that year, XIT has invested heavily in research and development in order to diversify its product line and reduce its dependence on military sales.

                  Commencing in 1994, XIT began actively seeking acquisition candidates with complementary product lines. In July 1994, XIT acquired 84% of HyComp, Inc. ("HyComp") through an exchange of its shares of Common Stock. HyComp, formed in 1969, designs and manufacture hybrid circuits, resistor networks, and thin film components. These products have a variety of uses in military, aerospace, medical, computer, industrial control and communications electronics. HyComp's products are for high-reliability applications where they must withstand extremes of temperature, humidity, or environment. In December 1995 and January 1996, XIT acquired an additional 5% of HyComp Common Stock through an exchange of XIT Common Stock for HyComp common shares and XIT Common Stock for 100% of the HyComp Preferred Stock.

                  In May 1995, XIT established a printed circuit board contract assembly operation, XCMD, in Philadelphia, Pennsylvania. This operation was part of Janbridge, Inc., that filed for bankruptcy in April 1995. XIT purchased certain work-in-process from Janbridge's bankruptcy trustee and retained a certain number of Janbridge's former employees. This operation is now being run at the Ontario, California facility as part of the SEM activity.

                  In July 1995, XCEL sold its Computron Display Systems Division ("Computron"), based in Forest Park, Illinois, a manufacturer of higher cost custom color and monochrome displays, for $1.8 million. Computron was sold because XIT management perceived that the demand for its product lines would be declining, and because XIT's growth in this product area was expected to be derived from its low cost standard color cathode ray tube ("CRT") product line, branded XCEL-Lite, as well as a full range of flat panel products manufactured at its Digitran Division, rather than the existing Computron products.

                  In September 1995, though a newly established wholly-owned subsidiary XCEL Arnold Circuits, Inc. ("XCEL Arnold"), XIT completed the acquisition of the assets of Arnold

Circuits, Inc., a LaHabra, California manufacturer of complex multi-layer, surface mount circuit boards used in sophisticated electronic equipment for the computer, communications, instrumentation and industrial controls industries. XCEL Arnold's circuit boards are currently used principally in cellular telephone infrastructure, but can also be used in workstations, desktop and notebook computers, computer networking products, storage devices and medical equipment.

                  In April 1996, XCEL Arnold completed the acquisition of Etch-Tek, Inc., a manufacturer of quick turn and prototype quantities of double sided and high layer count multilayer printed circuit boards. Etch-Tek has been established as a division of XCEL Arnold, and operates as XCEL Etch Tek. XCEL Etch Tek is located in Concord, California and maintains a direct sales office in San Jose, California.

                  In September 1996, XCEL Corporation, Ltd. ("XCEL UK"), XCEL's wholly owned British subsidiary, acquired Abbott Electronics, Ltd. ("Abbott") from a large international British corporation, Adwest Ltd. XCEL UK operates Abbott as a wholly-owned subsidiary of XCEL UK. Abbott specializes in the design and manufacture of high and low voltage, high specification, compact and micro-electronic power supplies to meet rugged environmental and high tolerance electrical requirements. Abbott's power supplies are AC or DC, and are packaged to meet the most demanding custom space and electrical requirements. The power supplies use the latest hybrid circuit technology which can be sourced internally from HyComp, rather than purchased from outside manufacturers. Also, the non-hybrid circuits which are built on printed circuit boards are sourced internally from XIT's Circuit Group's various circuit board manufacturing units.

                  XIT's business plan is to integrate its input, display and printed circuit board components into subsystem assemblies for a select number of OEMs in a diverse range of industries, including communications, industrial, medical, aerospace and the military. In recent years, through the process of outsourcing (utilizing contract assemblers for manufacturing), OEMs have been able to reduce their investment in the facilities, equipment, personnel and technological and manufacturing know-how necessary to assemble systems. Outsourcing allows them to focus their efforts and resources on other areas such as product research and development and marketing. Through the Digitran Division, XCEL U.K. and XCEL Etch Tek, XIT offers complete manufacturing solutions, including concurrent engineering, assembly of printed circuit boards incorporating its input and display components, assembly of subsystems, test engineering, software development and accessory packaging. XIT believes that its ability to manufacture various electronic components, combined with its engineering integration capability, provides it with a number of competitive advantages in providing subsystem assemblies that can enable it to capture a significant portion of this burgeoning market.

                  XIT's business strategy is to: (i) continue to capitalize on the benefits of operating as a vertically integrated electronics company; (ii) increase sales to existing customers; (iii) add new customers, products and services through technology implementation; (iv) leverage its customer base to generate increased subsystem assembly business; and (v) expand the sales of both component and subsystem assemblies by acquiring companies or establishing operations in new markets.

PRODUCT LINES

                  XIT, through its various divisions and subsidiaries, designs and manufactures printed circuit boards, hybrid circuits, resistor networks and thin film components, data input and display devices and incorporates these devices into fully integrated front panels, control panels, and other electronic subsystems. A description of these products and subsystems follows:

                  - Printed Circuit Boards. Circuit boards, also called printed circuit boards or printed wiring boards, are essential components in virtually all sophisticated electronic products. The circuit board is the basic platform used to interconnect and mount electronic components such as microprocessors, resistor networks and capacitors. Circuit boards consist of copper traces on an insulating (dielectric) base, which provide electrical interconnections for electronic components. The development of more sophisticated electronic equipment by OEMs combining higher performance and reliability with reduced size and cost has created a demand for increased complexity, miniaturization and density in the circuit traces. In response to this demand, multi-layer boards have been developed in which several layers of circuitry are laminated together to form a single board with both horizontal and vertical electrical interconnections. Further circuit board sophistication is currently being achieved by decreasing the width and separation of the traces, drilling smaller holes to connect the internal trace layers and precisely situating the traces and pads on the board surface to accommodate surface mount components.

                           XCEL Arnold, XCEL Etch Tek and XCEL Circuits
             manufacture a full range of custom double-sided and multi-layer printed boards. XIT is MIL 55110 E, 94V-O, UL796 and ISO 9001 qualified. Boards can be produced as large panels, with deep gold plating, in small and large lot sizes and in a multitude of forms. XCEL Arnold specializes in high density, multi-layer printed circuit boards of up to 12 layers, produced using a variety of materials. The majority of the XCEL Arnold's multi-layer rigid circuit boards are manufactured on a standard base laminate material having broad functionality. XCEL Etch Tek produces commercial and military multi-layer boards up to 24 layers. XIT Circuits Division also produces high performance circuit boards constructed from specialty materials.

                          High performance circuit boards are used in electronic
             products requiring high speed and high frequency interconnect solutions, such as cellular phone base stations and other communications, computing and instrumentation products. High performance circuits are manufactured using specialty materials with properties that address the need for faster speed, higher operating temperatures and higher frequencies. XCEL Arnold, XCEL Etch Tek and the XIT Circuits division have developed the expertise and specialized engineering processes required to manufacture high performance circuit boards using a broad range of materials, including Duroid(R), Cyanate Ester, GETEK(R) and Poly-Imed. XIT believes that it is one of the few merchant suppliers capable of producing high performance circuits using a combination of high performance base materials at acceptable quality and yield levels.

                          - Digital Switches. XIT's Digitran Division
             manufactures and sells a full line of military, industrial, and commercial switches. These products are thumb wheel, push button and lever modules or assemblies. The switches come in a variety of dial positions, assembly spacers, message units, markings and characters. Furthermore, the switches offer replaceable lighting, wire wrap terminals, RFI shielding and printed circuit board mounting.

                          - Displays. XCEL UK's color and monochrome CRT and
             XCEL-Lite monitors, manufactured by the Digitran Division, come in a variety of screen sizes, from five to twenty-one inches. Each monitor is customized to meet the needs of OEMs or sold "off the shelf" as lower cost color standard XCEL-Lite models. The monitors also come with a range of options, including: a wide range of phosphors, customer headers, video to all standard formats or customized, front access controls for brightness, contrast, and power, ruggedized exteriors, EMI/RFI shielding, low energy power and universal power supplies. The predominant market segments for these displays are medical, test instruments and rugged continuous use ATMs.

                          - Keypads & Keyboards. Beginning with the input of
             information, XIT offers a wide variety of custom keypads and keyboards. Its keypads, produced by the Digitran Division, are available in standard arrays of six (two rows of three), twelve (four rows of three), sixteen (four rows of four), or twenty (five rows of four or four rows of five) keys. In addition, these keypads can be especially designed in an almost unlimited variety of highly custom formats. XIT's keyboards produced by the Digitran Division are available with up to 123 keys and two LCD display options with touch screen user interfaces. The keyboards offer fully programmable LCD displays and menus with PC AT, RS-232, RS-422 or RS-423 system interfaces, along with two level adjustable audible feedback. XIT's patented capacitance keyboard switch design provides 100 million life cycles.

                          - Subsystem Engineering and Manufacturing ("SEM"). By
             integrating the above described printed circuit boards and input and display components, XIT's Digitran Division and XCEL are able to engineer and manufacture a wide variety of communications equipment, medical testing equipment, industrial machine controllers, and military weapons subsystems. Various medical equipment and gasoline service point of sales terminals and machine tools use Digitran's proprietary PF-Shield, a thin, tough PolyFilm which provides environmental protection from dust, most fuels, solvents and petroleum based products, yet does not detract from its cosmetic appearance or function performance. Furthermore, the shield is highly resistant to puncture, remarkably flexible, stabilized, flame retardant and remains flexible from -75 degrees Celsius to 150 degrees Celsius. XIT's industrial machine controller products eliminate interference and cross-talk between adjacent monitors, utilize high grade plastics (Digidome) that will not deteriorate when exposed to petrochemicals, and offer custom panels and keycaps that withstand the abusive industrial environment. XIT's military products utilize the highest quality materials to withstand nuclear, biological, and chemical contamination and extreme environmental conditions encountered in worldwide military deployment including rigorous shock and vibration.

                          - Microelectronic Circuits. HyComp's hybrid circuits
             combine components, such as resistors, capacitors, and integrated circuit chips, into one functional unit in a single sealed package. Hybrid circuits have advantages in size, weight, performance ruggedness, and reliability over separate individual components. HyComp's resistor networks are interconnected groups of resistors with extremely accurately matched resistance values, connected in a single sealed package and used in high-precision analog circuits.

                           HyComp's thin-film components include chip resistors,
             patterned substrates, and metalized wafers. They are sold to OEM manufacturers and other hybrid manufacturers who need the accuracy and small size of thin-film components, but do not have HyComp's experience or expertise in this technology. The predominant market segments for these circuits are communications, medical, aerospace and military.

                          - Power Supplies. Abbott specializes in the design and
             manufacture of high and low voltage, high specification, compact and micro-electronic power supplies to meet rugged environmental and high tolerance electrical requirements.

MANUFACTURING AND OPERATIONS

                  XIT is a vertically integrated diversified international electronics manufacturer specializing in the following sectors: (1) bare printed circuit boards and high performance hybrid custom micro-electronic circuits; and
(2) discrete data input and display components and custom integrated data input and display subsystems. An overview of the operations and manufacturing capability of its two market sectors follows:

Circuits Sector

             XIT's printed circuit board operations (XCEL Circuits Group), are conducted by XCEL Arnold, XCEL Etch Tek, XCEL Circuits and HyComp. XCEL Arnold carries out its operations in a 45,000 square foot facility in La Habra, CA, XCEL Etch Tek is located in a 20,000 square foot facility in Concord, CA and XIT Circuits carries out its operations at a 10,000 square foot facility in Monrovia, CA. XCEL Arnold specializes in high density, multi-layer printed circuit boards of up to 12 layers, produced using a variety of materials. The majority of the XCEL Arnold's multi-layer rigid circuit boards are manufactured on a standard base laminate material. It also produces high performance circuit boards constructed from speciality materials.

             XCEL Arnold embraces Total Quality Management ("TQM") to meet the highest industry standards for product quality. XCEL Arnold gained ISO 9002 certification in 1995, when it was among the first independent circuit board operations in the United States to be certified to this level of international quality standards.

             XCEL Arnold has developed proprietary techniques and manufacturing expertise, particularly in the area of complex multi-layer, surface mount circuit boards. XCEL

Arnold has not patented these proprietary techniques and instead relies on trade secret protection. XCEL Arnold believes that although such techniques and expertise are subject to misappropriation or obsolescence, development of improved methods and processes and new techniques by XCEL Arnold will continue on an ongoing basis as dictated by the technological needs of the business.

                  XCEL Etch Tek has been established as a division of XCEL Arnold, and trades as XCEL Etch Tek. XCEL Etch Tek is a manufacturer of sophisticated high multi-layer and quick turn and prototype printed circuit boards, and is located in a modern, well-equipped 20,000 square foot facility in Concord, California.

                  HyComp manufactures products for high-reliability applications where they must withstand extremes of temperature, humidity, or environment. HyComp's hybrid circuits combine components, such as resistors, capacitors and integrated circuit chips, into one functional unit in a single sealed package.

                  HyComp's engineering activities include design and process engineering, simulation, layout, CAD/CAE, and test software and hardware development. Production takes place in class 10,000 and class 100,000 clean rooms, with critical areas maintained at class 1,000. Production operations include photo lithography, deposition, laser trim, wafer sawing, substrate mount, wire bonding, assembly, trim, test, and environmental screening. HyComp's thick film hybrids are manufactured by HyComp's strategic partner SIMESA in its automated cassette to cassette production facility located in Vitoria, Spain. This facility is ISO 9001 certified, as well as meeting many other European quality standards. HyComp's US facility is certified and qualified to MIL-STD-1772, and manufactures to MIL-H-38534 and MIL-STD-883. Quality programs incorporate TQM and Statistical Process Control ("SPC").

Components Subsystem Assemblies Sector

                  XIT's components operations are conducted by the Digitran Division, XCEL UK, Abbott and XCEL Japan, and subsystems engineering and manufacturing for outsourced Input and Display Subsystem assemblies (SEM) and other build-to-print assemblies are produced by the Digitran Division, XCEL UK and Abbott.

                  XIT's Digitran Division manufactures and sells digital switch products serving principally the aerospace market, but also for communications, industrial and commercial applications. Thumbwheel, push button, lever modules, together with assemblies are manufactured in 16 different model families.

                  XIT integrates its switch, data input and display devices with an extensive vertically integrated manufacturing capability. Its state of the art manufacturing and testing expertise provide quality and reliability.

                  For the XCEL-Lite display monitor product, XIT designed, equipped and procedurized a color monitor production line. XIT increased production volume by 30% and improved product quality and reliability. UL, CUL and TUV certifications were awarded to the product. Overhead support functions were integrated into an XCEL-Lite production line.

Customer returns were reduced by increasing quality and incorporated production efficiencies by initiating Just-in-Time ("JIT") SPC and build-to-box assembly methods.

                  In its SEM manufacturing, XIT uses a variety of advanced technologies and processes and offers complete manufacturing solutions, including concurrent engineering assembly of complex printed circuit boards and other electronic assemblies, test engineering, software design, accessory packaging and post manufacturing services. As electronic products evolve to meet customer demands for increased functionality and performance in smaller, more complex packages, XIT's manufacturing technologies and processes are evolving from surface mount technology to include tape automated binding, full grid arrays, chip on board chip in flux and emerging technologies such as flip chip and multi-chip modules.

                  Abbott brings in-house all high voltage and low voltage power supply requirements for XIT's telecommunications, aerospace, military, medical and industrial displays and other information-based products. Approximately 75% of Abbott's total sales are for aerospace and military customers. The remaining 25% is almost exclusively for communications information systems applications. Thus, Abbott's product applications fit neatly with XIT's goal to expand its information technology business.

                  Abbott currently sells its products and services throughout Europe and to a lesser extent in the U.S. XIT intends to expand Abbott's U.S. presence through support for Abbott by XIT's U.S. based sales and marketing staff.

Summary

                  As part of XIT's commitment to continuous improvement, XIT has instituted a corporate-wide quality assessment program in all departments throughout its manufacturing operations. To date, XIT has received ISO 9000 certification for XCEL Arnold and is in the final phase of certification for XCEL UK. Preparatory work is underway to certify the Digitran Division for switch and other input devices along with the XIT-Lite display product line. XIT believes that its proactive corporate-wide mandate to continually analyze and improve all processes will enhance XIT's ability to build quality into all of its component products and subsystem assemblies.

                  XIT integrates the diversity of its manufacturing facilities to produce high quality products at a price OEMs can afford. XIT has administrative, design and development and manufacturing facilities on both the East and West Coasts. For worldwide support, XIT can offer services from its European and Japanese sales and manufacturing facilities. XIT's design team acts as an extension of its customer's development teams to shorten their design and manufacturing time, reduce their vendor coordination and minimize their capital equipment requirements. From concept through design, from prototypes to full production, XIT's goal is to offer the complete solution: an integrated, fully tested, reliable product built from the bare printed circuit board on up.

MARKETING AND SALES

                  XIT's marketing and sales program is designed to ensure continuous working relationships with its customers early in the design phase of the customer's product development. XIT uses a technical sales approach in which each salesperson has back-up from an engineer to provide technical support to the customer. This approach also creates a basis for upgrading equipment, developing processes and maintaining a position of technological leadership.

Circuits Sector

                  In its circuits sector, XIT's customers include a diversified base of leading OEMs in the communications, industrial instrumentation and computer market segments of electronics. These customers often employ leading edge technologies and their product requirements generally drive the advancement of electronic interconnect manufacturing technology. Currently, XCEL Arnold's largest customer is the Cellular Infrastructure Group of Motorola, accounting for approximately 55% of XCEL Arnold's sales (and 41% of XIT's overall sales) for the fiscal year ended September 30, 1996, XIT's first full year of ownership. The Cellular Infrastructure Group manufacturers the equipment that goes into a cellular base station including towers, mobile telephone switching offices, cell site equipment and microwave equipment.

                  XIT recognizes that its Circuit Group must decrease its dependence on Motorola and rapidly expand XCEL Arnold's customer base. XIT intends to accomplish this through the acquisition of other printed circuit board companies and by directing its sales and marketing efforts to other OEMs. In addition, XIT's direct sales force from its other operations are now selling XCEL Arnold's bare printed boards. By this activity, XIT expects to reduce the Motorola concentration.

Components and Subsystem Assemblies Sector

                  XIT's components sector is accelerating its discrete digital switch sales growth by providing value-added integrated SEM assembly of the entire switch panel assembly and by providing other components attached behind the switch. In the keyboard and keypad product areas, the Digitran Division has developed specialized ruggedized and sealed high margin keyboards capitalizing on Digitran's existing patented keyboard innovations.

                  XIT's growing line of color XCEL-Lite CRT and flat panel display products include color displays for the banking and industrial equipment markets. This product line has been evolving in conjunction with this industry trend. U.S. and foreign financial institutions such as banks have been steadily replacing old ATM machines with newer, more advanced models as banks strive to replace costly tellers and back-office personnel. In addition, ATMs are evolving beyond their original role as mere cash dispensers and deposit takers and in the future will do such things as issue theater tickets and travelers checks and dispense medications.

                  Capitalizing on its existing people and product strengths, XIT has created an SEM capability that serves the data input and display integration requirements specified by its customers. XIT's expertise in the design engineering and manufacturing of stand-alone discrete data input and displays is the foundation for a new market for integrated fully assembled data input and display subsystem assemblies. It is a market where XIT believes it has proven the need and believes there are few commercial domestic competitors positioned to participate. Those who do participate tend to be high-cost speciality military-oriented competitors. To serve the market, XIT integrates for its customers discrete components for which its divisions already have individual name recognition and proven specialty products.

                  XIT's products and subsystems are marketed through a sales engineering staff that provides technical support, product training and pricing services by various direct salespersons, sales representatives and distributors. The digital switch and other input devices are sold through a direct sales engineering staff and four distributors. CRT and flat panel displays and SEM are sold through direct sales engineers. Printed circuit boards are sold through XIT's direct sales force and several independent sales representatives, while HyComp products use twelve representative firms. In Europe, sales are generated by ten sales representatives and a direct sales engineering staff. In Japan, XIT uses a direct sales engineering staff as well as five distributors.

                  Along with its various marketing and sales programs, XIT has recently established a World Wide Web site (address: http://www.XITcorp.com), promoting Digitran digital input devices, XCEL-Lite displays, and SEM subsystems. Additionally, HyComp has established a Web site in support of its hybrid microelectronic circuits and eventually will have a site for its new technology, epoxy flip-chip multichip modules and assemblies. XCL and XCEL Japan are also on the Internet.

RESEARCH AND DEVELOPMENT

                  The research and development efforts of XIT are focused on internal and customer designs and requirements. XCEL Arnold, XCEL Etch Tek, the Digitran Division, HyComp and XCEL UK offer value-added engineering design services that range from concurrent engineering to total product assembly.

                  To meet customer demands for reduced cycle time in the development process, XIT has continued to invest in electronic design automation and synthesis tools. This equipment allows XIT's engineers to work at a more conceptual level. As a result, XIT's project teams can quickly try out alternative design approaches once and thereafter synthesize the design into the selected technology automatically. The automation provided by these tools significantly shortens the development cycle while improving cost and quality. These tools allow XIT to pursue designs which could not be attempted with less sophisticated tools and methods.

                  In 1993 and 1994, XIT invested approximately $1.5 million in research and development to accelerate the introduction of new non-military products. With this investment, XIT has been able to capture new industrial business to more than offset the drop in military volume experienced since 1992.

                  In 1992, HyComp began investigating a lower cost alternative flip chip assembly process than that developed by IBM in the 1980s. The HyComp process called "adhesive flip chip" uses conductive adhesives as interconnections, instead of deposited metals. The adhesive flip chip process promises all the benefits of flip chip, but with substantially lower capital investment and manufacturing costs.

                  In 1995, HyComp received a $750,000 contract from the Advanced Research Projects Agency of the Department of Defense ("ARPA") to set up and operate an adhesive flip chip assembly line. In microelectronic applications, packaging has become a primary focus. As chips approach the limits of on-chip densities, packaging, which space chips closely, becomes key to increasing performance while decreasing size. Flip chip technology gives the highest chip density of any packaging method. Instead of placing chips in space wasting individual packages, they are assembled face down onto matching connections on a substrate or board. Since the connections are under the chip, no additional space is required for bonded wires or leads.

                  XIT's and HyComp's management believe that adhesive flip-chip has significant potential size, performance and cost advantages for hybrid circuit manufacture. It is expected that the two year ARPA program will make HyComp the only hybrid company experienced in adhesive flip chip assembly, a significant market advantage. HyComp's management expects that over the next five years, flip chip will be the microelectronic packaging of choice for high performance circuits. A prototype production process and initial samples are expected by June, 1997 with production orders to follow in three months from that time.

PATENTS AND TRADEMARKS

                  XIT regards its software and hardware as proprietary and relies primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions, including employee and third-party nondisclosure agreements, to protect its proprietary rights. XIT seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford some limited protection. The laws of some foreign counties do not protect XIT's proprietary rights to the same extent as do the laws of the United States. XIT requires that its employees enter into confidentiality agreements.

COMPETITION

                  The electronic product and systems market is intensely competitive and characterized by rapid technological changes and frequent introductions of new systems and products. A whole myriad of companies currently offer systems and products that compete directly or indirectly with one or more of XIT's products or subsystems. XIT's ability to be competitive depends on such factors as price, quality of service, technological support and service, product development capability, marketing, distribution channels and the quality and expertise of its personnel.

                  The market for printed circuit boards in the United States is fragmented and very competitive. There are over 700 companies producing circuit boards in the United States. XIT competes primarily against other merchant manufacturers. There are no dominant manufacturers in the segment of the industry served by XIT and XIT believes that relatively few producers in the United States have the technological competence, manufacturing processes, and facilities to produce complex multi-layer surface mount circuit boards in commercial volumes. The primary competitor of XCEL Arnold is Hadco Corporation of Salem, New Hampshire, a leading supplier of electronic interconnect products and services. XIT also faces competition from certain captive circuit board manufacturers such as IBM. These manufacturers may seek orders in the open market to fill excess capacity, thereby increasing price competition. A number of XIT's competitors are larger than XIT and have greater financial, marketing and other resources.

                  The market for printed circuit boards as well as HyComp's microcircuits is characterized by competitive factors such as product quality, technological capability, responsiveness to customers in delivery and service, and price. XIT believes that competition in the market segments served by XIT is based on product quality, delivery and price. XIT competes on the basis of the customer's total cost of acquisition, which includes tangibles such as unit cost and quality and intangibles, such as flexibility, capacity forecasting, responsiveness and dedication to customer satisfaction.

                  XIT's SEM manufacturing competes in a highly fragmented market composed of a diverse group of U.S.-based manufacturers. XIT believes that the primary bases of competition in its markets are capability, price, manufacturing quality, advanced manufacturing technology, and reliable delivery. XIT's principal competitor is IEE Electronics, Inc. Many of the largest contract manufacturers such as Solectron and SCI operate high-volume facilities and focus on target markets, such as the computer industry, that XIT does not serve. XIT believes that by focusing on low to medium-volume production, and by manufacturing subsystems using its inhouse manufactured components, XIT can compete effectively. Additionally, by taking on a wider range of systems than its larger competitors and by having access to a diversified customer base, XIT believes it is able to diversify its workload and is not as dependent as some of its competitors on individual contracts, customers or industries.

EMPLOYEES

             As of December 31, 1996, XIT employed approximately 390 persons, broken down between corporate and its subsidiaries and divisions as follows:

                  XIT Corporate              52

                  XCEL Arnold Subsidiary    110

                  XIT Circuits Division      15

                  Digitran Division         110

                  HyComp Subsidiary          32

                  XCEL UK                    16

                  XCEL Abbott                46

                  XCEL Japan                  9
                                            ---

                  TOTAL                     390

                  XIT has no collective bargaining agreements covering any of its employees, has never experienced any material labor disruption and is unaware of any current efforts or plans to organize its employees. XIT considers relations with its employees to be excellent.

GOVERNMENT REGULATION, SAFETY, ENVIRONMENTAL COMPLIANCE

                  XIT's business is not regulated in the jurisdictions in which it does business except for general business regulation and taxation applicable to businesses.

                  XIT's business is subject to certain federal and state statutes governing safety and environmental protection. XIT believes that it is in substantial compliance with all such regulations and XIT is not aware of any proposed or pending safety or environmental rule or regulation which, if adopted, would have a material impact on its business or financial condition.

Item 2. Properties

PROPERTIES

             CXR Telcom's executive offices and CXR Telcom's manufacturing facilities are located in a leased building containing approximately 40,000 square feet of floor space in San Jose, California. This lease expires July 1997 and it is anticipated that it will be renewed.

             CXR S.A. leases an aggregate of approximately 12,000 square feet in France. This lease expires May 1998.

             All leased facilities are leased from unaffiliated third parties.

             CXR owns a 13,000 square foot facility in Abondant, France which is used for manufacturing and engineering of all of its European products.

             XIT operates in the following facilities which are all leased, other than the Melbourne facility which is owned by XCL, and the Ontario facility which is owned by Capital Source Partners, a California partnership in which XIT holds a 50% interest:

Headquarters Office              10,000 sq. ft.                Ontario, CA
Digitran Division                53,000 sq. ft.                Ontario, CA
Office/Factory

XCEL Circuit                     10,000 sq. ft.                Monrovia, CA
Division
Office/Factory

XCEL Corp. Ltd.                  10,000 sq. ft.                Melbourne, Royal
Office/Factory                                                 Herts, UK

Headquarters Office              10,000 sq. ft.                Ontario, CA
XCEL Abbott Ltd.                 25,000 sq. ft.                Ashford, Kent
Office/Factory                                                 UK

XCEL Japan, Ltd.                  6,000 sq. ft.                Higashi-Gotanda,
Office/Assembly                                                Tokyo

XCEL Arnold, Inc.                45,000 sq. ft.                La Habra, CA
Office/Factory

HyComp, Inc.                     20,000 sq. ft.                Marlborough, MA
Office/Factory                  _______________

      Total                     179,000 sq. ft.
                                ===============


             The Company believes its facilities provide adequate capacity for its manufacturing, engineering and related marketing and administrative activity at present and for the anticipated future.


Item 3.      Legal Proceedings

             In September, 1994 Raymond Jacobson, a former director of MicroTel, brought an action against MicroTel in the California Superior Court, Santa Clara County, alleging that MicroTel has breached its contract to pay Mr. Jacobson $3,495 bi-weekly for life under a deferred compensation agreement dated May 11, 1993 (the "1993 Agreement"), by discontinuing payment in August 1994. The 1993 Agreement superseded a previous deferred compensation agreement dated April 1, 1977 (the "1977 Agreement") which had provided for twice the level of payments. Mr. Jacobson was claiming damages of approximately $1,200,000 which he purported to be the present value of all payments to be made under the 1993 Agreement. In June 1995 MicroTel paid Mr. Jacobson all amounts past due under the contract plus interest and reinstated the bi-weekly payments.

             On May 20, 1996, Daniel Dror & Co., Inc. ("DDC"), instituted a suit against Raymond Jacobson in the District Court for Galveston County, Texas alleging damages arising from DDC's investment of more than $2,000,000 for the purchase of 1,072,000 shares of the Company's common stock. On February 11, 1997, Raymond Jacobson, through his attorney, demanded that the Company indemnify him, hold him harmless and pay for the cost of defense, including reasonable attorney's fees and costs in connection with the litigation instituted against him by DDC. The Company believes that it has a reasonable basis to deny Mr. Jacobson's claim for indemnification in part or in whole.

             On February 14, 1997, Mr. Jacobson, through his attorney, gave notice to the Company that he believed that the litigation instituted against him by DDC provided a basis for him to rescind the 1993 Agreement and assert his rights to full payment under the 1977 Agreement. The Company's litigation counsel believes that while Mr. Jacobson's allegations may be sufficient to withstand a summary motion for dismissal of the claim, no conclusion can be drawn as to his likelihood of success on the merits of the claim.

             Notwithstanding the above, Company management and Mr. Jacobson have conducted settlement discussions since June 1996, and the Company believes that an enforceable settlement was reached on January 22, 1997. Mr. Jacobson apparently disclaims this agreement based on the actions noted above. On February 28, 1997, the Company filed a motion for continuance to file a counterclaim that the January 22, 1997 agreement supersedes all previous agreements with Mr. Jacobson.

             A court supervised settlement conference with Mr. Jacobson was held on March 26, 1997. Although a tentative settlement was reached, the settlement was subject to fulfillment of a number of conditions subsequent. If one or more of these conditions subsequent are not satisfied, the settlement will not be binding on the parties. A trial in the matter has been scheduled for August 25, 1997. The Company does not believe that the value of any settlement in the matter will be materially in excess of amounts already recorded by the Company for the deferred compensation arrangement.

             In October 1996, David Scheinfeld brought an action in the Supreme Court of the State of New York, County of New York, to recover monetary damages in the amount of $300,000 allegedly sustained by the failure of MicroTel, its stock transfer agent and its counsel to timely deliver and register 30,000 shares of Common Stock for which payment had been made. The Company was informed by David Scheinfeld that in order to settle his claims, the Company would have to issue him unrestricted shares of common stock. Since the Company can not issue unrestricted shares (absent registration), the Company has answered Mr. Scheinfeld's motion and is seeking to compel him to serve a complaint upon the defendants.

             The Company and its subsidiaries are subject to other legal proceedings and claims which have arisen in the ordinary course of business. Although the ultimate outcome of these as well as the matters noted above cannot be predicted with certainty pending actual resolution, in the opinion of management, the disposition of these matters will not have a material adverse effect on the consolidated financial statements.

Item 4. Submission of Matters to Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 1996.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

(a)  Market Information:

Since September 11, 1996, the Company's Common Stock has been trading on the NASDAQ SmallCap Market under the symbol MCTL. Prior to that date, the shares of the Company's Common Stock had been listed on the American Stock Exchange under the symbol MOL. Accordingly, the tables below reflect the high and low sales prices for a share of the Company's Common Stock during the period they were listed on the AMEX, and the high and low bid information for the period during which they were listed on the NASDAQ SmallCap Market. The quotations below for dates commencing September 11, 1996 reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

On August 15, 1996, the shareholders of the Company ratified a one for five reverse stock split effective for holders of record on August 29, 1996. The sales prices below have been restated to give effect to the reverse split.

                        Year Ended                       Year Ended
                     December 31, 1996                December 31, 1995
Quarter           High                Low            High           Low
-------           ---------------------------    ------------------------
1st               $9.375            $5.3125          $4.375       $3.125
2nd                8.750             4.6875           6.25         3.75
3rd                5.625             3.125            7.50         5.3125
4th                3.25              1.0625           6.5625       4.0625

(b)  Shareholders:

As of March 31, 1997, the Company had approximately 3700 shareholders of record.

(c)  Dividends:

The Company has not declared or paid any cash dividend since its inception. It has been the general policy of the Board of Directors to retain all earnings in the Company to support the expansion and development of new products.

(d)  Recent Sales of Unregistered Securities:

On April 14, 1997, the Company sold $5.0 million of investment units consisting of one share of Common Stock and one-quarter of a warrant to purchase one share of Common Stock. The number of investment units sold was 2,000,000 and the Company realized net proceeds of $4,400,000 from the sale. No underwriter was used. The securities were sold to non-U.S. investors who were primarily European institutional investors.

The investment units were sold pursuant to Rule 903 of Regulation S and qualified for such exemption based upon the following: (i) the investment unit purchasers were represented to the Company in the Subscription Agreements that they were non-U.S. Persons; (ii) the Company is a Reporting Issuer (as defined in Rule 902(l) of Regulation S); (iii) the Company has not made any Directed Selling Efforts (as defined in Rule 902(b) of Regulations S); (iv) the Company has implemented Offering restrictions (as defined in Rule 902(h) of Regulation
S); (v) the Company has not made any offer of sale to any U.S. person or the account or benefit of any U.S. person; (vi) the offer and sale of the investment units were made in Offshore Transactions (as defined in Rule 902(i) of Regulation S).

The Company did not sell any unregistered securities during the fiscal year ended December 31, 1996.

Item 6.  Selected Financial Data


                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                  FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA



              (In Thousands Except Per Share Amounts and Employees)

                                         Six Months
                     Year Ended Dec. 31      Dec 31   Fiscal Year Ended June 30

                      1996        1995        l994       1994        l993
---------------------------------------------------------------------------
Sales               $ 16,303    $ 18,352    $  9,931   $ 21,648    $ 25,123

Net Income (Loss)   $ (4,597)   $   (667)   $    298   $   (639)   $ (6,909)

Net Income (Loss)
Per Share           $  (1.65)   $   (.25)   $    .15   $   (.39)   $  (4.47)

Total Assets        $  9,319    $ 11,325    $ 11,806   $ 11,322    $ 11,539

Long-term
Obligations         $    543    $  1,075    $  2,022   $  1,327    $  1,872

Stockholders'
Equity              $  2,776    $  4,956    $  4,978   $  4,614    $  4,341

Shares
Outstanding at
Year End               2,940       2,751       2,608      1,939       1,546


Employees at
Year End                 121         131         l40        l48         170




No cash dividends were declared during any of the periods presented. On August 15, 1996, the shareholders of the Company ratified a one-for-five reverse split effective for holders of record on August 29, 1996. Share and per share data above and in the Management Discussion and Analysis of Condition and Results of Operations following have been restated to give effect to the reverse split.

Item 7.  Management's Discussion and Analysis of
         Financial Conditions and Results of Operations

On March 26, 1997, XIT Corporation ("XIT") of Ontario, California merged with a wholly-owned, newly formed subsidiary of the Company, with XIT as the surviving subsidiary. Pursuant to the transaction, the former shareholders of XIT were issued approximately 6,199,215 shares of common stock of the Company, or approximately 65.8% of the issued and outstanding common stock. In addition, holders of XIT stock options and warrants collectively have the right to acquire an additional 2,153,240 shares of MicroTel Common Stock. Collectively, then, the former XIT shareholders own, or have the right to acquire, approximately 65% of the Common Stock of the Company on a fully-diluted basis as of the date of the transaction.

The merger will be accounted for as a purchase of the Company by XIT in a "reverse acquisition" because the existing shareholders of the Company prior to the merger will not have voting control of the combined entity. In a reverse acquisition, the accounting treatment differs from the legal form of the transaction, as the continuing legal parent company, the Company, is not assumed to be the acquiror and the financial statements of the combined entity are those of the accounting acquiror (XIT), including any comparative prior year financial statements presented by the combined entity after the business combination. Therefore, the Consolidated Financial Statements herein and the following discussion thereof will not appear in future Annual Reports of the Company. Rather, the separate financial statements of XIT for periods prior to the merger will be included in future financial reports of the Company.

Presented in Note 13 to the Consolidated Financial Statements are unaudited proforma results of operations as if the companies combined at the beginning of each of the last two years. This information is for illustrative purposes only and does not purport to be indicative of the results that would have occurred had the merger taken place at those dates or of results which may occur in the future. A summary of XIT's separate results of operations used in the pro forma data and summary balance sheet data for XIT as of its fiscal year ended September 30, 1996 are as follows (in thousands):

                                           Fiscal Year Ended September 30,
                                              1996                1995
--------------------------------------------------------------------------------
Net sales                                  $31,248             $19,602
Net income                                   1,142                 396
Total assets                                20,524
Long term obligations                        3,723
Stockholders' equity                         6,550

RESULTS OF OPERATIONS
FISCAL YEAR CHANGES

Effective December 31, 1994, the Company changed its year end from June 30 to December 31 to better align its financial reporting cycle with the business cycle of its products. Accordingly, the audited financial statements included in the 1996 annual report comprise the two years ended December 31, 1996 and 1995, the six months ended December 31, l994 and the year ended June 30, l994.

Management believes that a comparison of the consolidated statements of operations for the twelve month period ended December 31, 1995 and the six month period ended December l994 is not meaningful because of the length of the reporting periods. Accordingly condensed consolidated statements of operations for the three years ended December 31, 1996, l995 and l994 are presented below for comparative purposes (in thousands except per share data).

The condensed statement of operations for the twelve months ended December 31, l994 presented below has been derived from the unaudited financial records of the Company. This condensed consolidated statement of operations reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state the Company's results of operations for the period presented.

Consolidated statements of operations data:

                                       Twelve Months Ended December 3l,
                                         1996        1995        l994
                                                            (unaudited)
-----------------------------------------------------------------------
Sales                                  $ 16,303    $ 18,352    $ l9,938
                                       --------    --------    --------

Cost of Sales                            10,819      11,322      11,932
Engineering and Product
  Development                             1,817       1,674       2,157
Marketing and Selling                     3,715       3,928       3,695
Administration                            3,115       2,211       2,328
Severance & Related Settlement Costs      1,567
Other  (Income) Expense - Net               (48)         35          29
                                       --------    --------    --------
                                         20,985      19,170      20,141
                                       --------    --------    --------
Loss before
 Income Tax
  Benefit                                (4,682)       (818)       (203)
Income Tax Benefit                          (85)       (151)       --
                                       --------    --------    --------
Net Loss                               $ (4,597)   $   (667)   $   (203)
                                       =========   ========    ========
Net Loss per Share                     $  (1.65)   $   (.25)   $   (.11)
                                       ========    ========    ========
Weighted Average Number of
   Shares Outstanding                     2,783       2,678       1,910
                                       ========    ========    ========

Overview

The company incurred a net loss of $4,597,000 in 1996 versus a net loss of $667,000 in 1995 and a net loss of $203,000 in 1994. Net sales declined by 11% in 1996 from those in 1995, and 1995 sales were 8% lower than those in 1994. The loss in 1996 included significant fourth quarter charges totaling $3,048,000 as described below.

Significant Fourth Quarter 1996 Adjustments

In the fourth quarter of 1996, the Company incurred severance and related settlement costs totaling $1,567,000 related to the resignation of its Chairman and settlement with its principal shareholder in anticipation of the merger with XIT (see Note 2 to the Consolidated Financial Statements).

The Company also reduced the carrying value of certain inventory and capitalized software development costs by $376,000 and $630,000, respectively, to their net realizable value. These write-downs charged to cost of sales resulted from the Company's reassessment of the anticipated continuing near-term impact of industry and economic factors which affected the Company's 1996 operations. CXR Telcom's sales have been negatively impacted by delays in buying by its principal customers, as a result of the consolidation and/or restructuring of these companies in the wake of the passage of the Telecommunications Bill of 1996; and CXR SA's sales have been impacted by a decline in sales to France Telecom during its pre-privatization reorganization and a generally weak French economy. Additionally, sales for both operating subsidiaries have been negatively impacted by the rapid obsolescence of the analog-based components of their product lines, particularly older transmission products; and further, both sales and margins have been impacted by extreme price competition for transmission products in general. Although the Company believes based on its current assessment that the write-downs are adequate, no assurance can be given should actual business conditions deteriorate.

Additionally, the Company recorded estimated litigation settlement costs totaling $475,000, comprised of expected incremental costs of $344,000 to settle a dispute regarding a former officer's deferred compensation agreement and $131,000 for a contingent payment related to a price guarantee in a stock based settlement of another dispute reached in the fourth quarter of 1996. These estimated costs are included in administrative expenses in the accompanying Consolidated Financial Statements.

Sales

Consolidated sales for the three years ended December 31, 1996, l995 and 1994 were comprised of the following for the Company's U.S. operating subsidiary, CXR Telcom, and its French operating subsidiary, CXR S.A.(in thousands):

                           1996     l995      1994
                         -------   -------   -------
CXR Telcom               $ 6,825   $ 8,255   $ 8,045
CXR S.A                    9,478    10,097    10,565
Operation Sold 6/30/94      --        --       1,328
                         -------   -------   -------
                         $16,303   $18,352   $19,938
                         =======   =======   =======

Sales of $l9,938,000 during the twelve months ended December 31, l994 include $1,328,000 in sales of NAMS and LAN products. These product lines were sold to Numerex (see Note 3 to the Consolidated Financial Statements) at the end of fiscal l994.

Consolidated sales for 1996 declined by $2,049,000 or 11% from those in 1995, comprised of declines for CXR Telcom and CXR S.A. of $1,430,000 or 17% and $619,000 or 6%, respectively. These overall declines were caused by the factors discussed above under Significant Fourth Quarter 1996 Adjustments. Lower transmission product sales accounted for all of CXR Telcom's decline, while a decline in transmission product sales of $2,658,000 for CXR S.A. was substantially mitigated by increased revenues from its new network systems business unit.

Although consolidated sales in l995 were approximately the same as l994, given the effect of the sale of product lines discussed above, revenues were affected by several factors. Firstly, although CXR Telcom sales were up modestly by 3%, the U.S. Government shutdown caused the delay of processing of several major orders of communications test equipment from several Government agencies. Secondly, sales for CXR S.A. were down by 4% due to a slowdown in business activity which occurred in France as a result of the national strikes and the work stoppages against the French government's services which took place in the latter part of l995. Thirdly, a general decline in demand for analog hand-held test equipment and increased competition in the modem market in Europe further pressured CXR S.A. revenues.

Gross Profit

Consolidated gross profit and its percentage of sales for the three years ended December 31, 1996, 1995 and 1994 was $5,484,000 or 34%, $7,030,000 or 38%, and
$8,006,000 or 40%, respectively. Gross profit for 1996 was impacted by the write-downs described above under Significant Fourth Quarter 1996 Adjustments. Excluding the effects of the write-downs totaling $1,006,000, the gross profit percentage for 1996 would have been 40%. The improvement of this adjusted margin percentage over that of 1995 was due to improved margins on upgraded test instrument product offerings by CXR Telcom more than compensating for the decline in margins on transmission product sales and the relatively lower margins achieved on CXR S.A.'s new network systems sales than those historically achieved from transmission product sales that they have replaced. The decline in gross profit percentage in 1995 from that of 1994 was due to lower margins achieved on aging versions of test instruments sold during the year prior to new test instrument product introductions in the fourth quarter of 1995.

Expenses

Engineering and product development costs for the three years ended December 31, 1996, 1995 and 1994 presented are as follows (in thousands):

Period         Total Cost    Capitalized Software    Net Expense
------         ----------    --------------------    -----------
1996             $2,612              $795              $1,817

1995              2,373               699               1,674

1994              2,647               490               2,157

Engineering and product development costs relate to both the development and maintenance of the Company's product lines. Current development efforts are directed primarily toward enhancements to the current test instrument product line and development of increased bandwidth (faster speed) transmission products. The level of engineering and product development expenditures has remained relatively constant over the three year period ended December 31, 1996, with the capitalization of software development costs varying by year depending on the mix of product development versus product maintenance efforts.

Marketing and selling costs in relation to sales increased to 23% in 1996 from 21% in 1995 and from 19% in 1994. The increase in 1996 over 1995 is due principally to the decline in sales levels, with approximately the same level of fixed departmental expenses. The increase in 1995 over 1994 is due to planned marketing initiatives by CXR S.A.

Administrative expenses increased by $904,000 in 1996 over 1995. In addition to the estimated litigation settlement costs of $475,000 discussed above under Significant Fourth Quarter 1996 Adjustments, 1996 costs reflect increased legal fees related to litigations and general corporate matters, increased business development efforts, and increased personnel costs. Administrative expenses were comparable between 1995 and 1994.

Other Income and Expense

Other (income) expense is comprised of the following for the three years ended December 31, 1996, 1995 and 1994:

                                                1996     1995     1994
                                               -----    -----    -----
Interest income                                $(371)   $(117)
Interest expense                                 319      164    $ 239
Other                                              4      (12)    (210)
                                               -----    -----    -----
                                               $ (48)   $  35    $  29
                                               =====    =====    =====

Interest income in 1996 and 1995 was comprised principally of interest and/or extension fees of $350,000 and $107,000, respectively, on the promissory note taken in payment of the stock subscription from Elk International Corporation Ltd. (see Note 2 to the Consolidated Financial Statements). Interest expense is comprised principally of interest related to deferred compensation liabilities and the Company's short-term borrowings. Fluctuations between the periods is related primarily to the level of borrowings during the respective periods. Other income was $210,000 in 1994 versus nominal amounts in 1996 and 1995 due principally to foreign currency exchange gains and a gain on termination of a facility lease in that year.

Income Taxes

The income tax benefits for 1996 and 1995 are due to recovery of prior year taxes in France resulting from research tax credits.

The Company has gross deferred tax assets of $9,841,000, $8,017,000 and $7,890,000 at December 31, 1996, 1995 and 1994 respectively. The most substantial portion of the gross deferred tax assets represent the future benefits of net operating loss carryforwards which expire as detailed in Note 7 to the Consolidated Financial Statements. A valuation allowance has been provided to reduce recorded total possible future tax benefits to zero as the Company's recent history of operating losses does not support a judgment that the deferred tax assets are more likely than not to be realized in the future. Consequently, no tax benefits were recognized for the Company's domestic and foreign operating losses during the periods presented. Tax benefits will be recognized the earlier of when realized in future periods or when future profitability of the Company appears sufficiently probable that it appears more likely than not that the benefits will be realized. Further, the gross deferred tax assets will decline significantly in 1997 as a result of restrictions on the use of the Company's net operating loss carryforwards arising from the ownership change for tax purposes accompanying the merger with XIT.

Effects of Inflation

The impact of inflation and changing prices on Company's financial condition and results of operations has not been significant.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operations for 1996 was $201,000 compared to cash provided by operations of $145,000 for 1995, $820,000 cash used in operations for the six months ended December 31, l994, and cash provided by operations of $166,000 for the year ended June 30, l994. Fluctuations between periods relate principally to changes in working capital elements arising from business levels immediately preceding the respective period ends. The Company had $519,000, $540,000, $216,000, and $669,000 in depreciation and amortization expense which did not require cash outlay for the years ended December 31, l996 and 1995, for the six months ended December 31, l994, and for the year ended June 30, l994, respectively. In addition, in 1996 the Company incurred non-cash charges totaling $2,760,000 including $2,573,000 related to stock based costs of severance and related settlements and certain asset write-downs as discussed above, as well as certain other stock-based payments of expenses.

During the six months ended December 31, l994, the Company received $1,025,000 in cash from Numerex Corp. to satisfy the purchase price for the Digilog assets. The proceeds were applied to reduce accounts payable and purchase a certificate of deposit, which was subsequently used for cash needs in 1995.

MicroTel's cash uses during 1996 have been financed through short-term bank borrowings, the proceeds from the exercise of warrants and options on the Company's common stock, and the collection of approximately $380,000 of the stock subscription by Elk International Corporation Limited. At December 31, 1996, the Company had no significant commitments for future capital expenditures.

Since December 31, 1996, the Company has supplemented cash flows from operations, which continue to be depressed for CXR Telecom in the U.S., with a $500,000 loan from an officer. On February 20, 1997, the Company accepted a commitment from Yorkton Securities Inc. ("Yorkton"), pursuant to which Yorkton would use its best efforts to raise a minimum of $5,000,000 and a maximum of $10,000,000 through a private placement of investment units consisting of one share of restricted common stock and one quarter of a warrant to purchase one share of restricted common stock. On April 14, 1997, a first closing occurred on 2,000,000 investment units, for gross proceeds of $5,000,000. Net proceeds to the Company were $4,400,000. The Units were issued primarily to European institutional investors pursuant to the exemption afforded by Regulation S under the Securities Act of 1933, as amended. The offering, which is structured to accommodate multiple closings, would terminate on the earlier of
i) the date the maximum offering of $10,000,000 is contracted or ii) April 18, 1997, unless extended by the mutual agreement of the Company and Yorkton. Management believes that cash flows from operations and proceeds from the offering will be adequate to support its working capital and business development needs in 1997.

There are two significant legal proceedings pending against the Company (see "Legal Proceedings" and Note 10 to the Consolidated Financial Statements). Management believes that the outcome of these pending litigations will not have a material adverse effect on the Company.

Outlook

In the U.S. the negative impact of the reorganizations of CXR Telcom's customers in response to the signing of the Telecommunications Bill of 1996 continues, but is believed to be a temporary phenomenon. The industry repositioning is expected to result in growth as the changed entities emerge and the long distance carriers vie for the local loop business of the RBOC's and the RBOC's compete for long distance services. Final implementation guidance on the deregulation provided for in the Telecommunications Bill of 1996 was released in late August 1996 by the federal government. CXR Telcom has been working with its customers to prepare for their future needs in the expansion of their markets.

To overcome the negative factors impacting the Company's French operation, CXR S.A. has implemented various changes to its business strategy. It has introduced a new line of ISDN Terminal Adapters to its transmission product line, has begun a new business unit which provides networking solutions to the business user utilizing OEM products, and has refocused its marketing to expand its markets outside of France. Revenue improvements have begun to be realized as a result of these efforts.

With respect to XIT's business, beginning in the fourth quarter of its fiscal year ended September 30, 1996, its gross margins began to decline significantly as a result of lower gross margins in its XCEL Arnold Circuits, Inc. subsidiary when Motorola, its largest customer, increased its demand for newer, digital products to replace the higher gross margin analog products previously purchased by Motorola. The Company does not anticipate the gross margins for the Circuits Sector of XIT to improve until the latter part of the second quarter of calendar 1997, when it expects yield improvements, reductions in overtime and outsourcing, improved cost control, and higher pricing for digital products sold to Motorola will begin to show an effect.

New Accounting Pronouncements

Financial Accounting Standards Board Statement No 121, "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121), became effective for the Company in l996. The new accounting pronouncement requires, among other things, that impairment losses on assets to be held, and gains or losses from assets that are expected to be disposed of, be included as a component of income from continuing operations. Addition of FAS 121 in 1996 had no material effect on the consolidated financial statements as the Company's existing accounting policies were consistent with its provisions.

Financial Accounting Standards Board Statement No. 123, "Accounting for Stock Based Compensation" (FAS 123), also became effective for the Company in l996. The new accounting pronouncement provides an alternative "fair value" method of accounting for stock options and other stock based compensation and also provides for expanded disclosures. The Company has elected not to apply the alternative accounting method for stock based compensation to employees, but was required to apply the new method to stock based transactions with non-employees and to expand its disclosures in l996 to comply with FAS 123, including providing proforma effects as if it had elected the alternative accounting method for stock based compensation. (See Note 11 to Consolidated Financial Statements for expanded disclosures).

On March 3, 1997 the Financial Accounting Standards Board issued FAS No. 128 "Earnings per Share". (FAS 128), which will become effective for the Company for its year end December 31, 1997. This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB No. 15, "Earnings per Share". FAS No. 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share of APB No. 15. Potentially dilutive securities have an antidilutive effect in loss periods and are excluded from FAS 128 computations similar to current practice. Therefore, the required restatements of prior period information upon adoption will have no effect on earnings per share presented in the accompanying Consolidated Financial Statements. However, as discussed previously, comparative historical financial information of the Company presented after the reverse acquisition by XIT Corporation on March 26, 1997 will be those of XIT Corporation, and the effects of FAS 128 on such financial statements have yet to be determined.

Item 8. Financial Statements and Supplementary Data


          This information appears in a separate section of this Report following Part IV.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

          None.

                                    PART III

Items 10-13.

          The information required by items 10-13 will either be set forth in the definitive proxy statement in respect of the 1997 Annual Meeting of Stockholders of the Company to be filed within 120 days of December 31, 1996, pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the 1997 Proxy Statement), which is incorporated herein by reference, or the required information will be included as an amendment to this form 10-K Annual Report on or before April 30, 1997.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) and (2) Reference is made to the "Index to Consolidated Financial
               Statements and Financial Statement Schedules" appearing in a separate section of this Report following this Part IV.

(a)(3)         Exhibits.  See attached Exhibit Index.

(b)            None.

(c) The exhibits required by this portion of Item 14 are submitted as a separate section of this report.

(d)            None.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: 4/15/97                       MicroTel International, Inc.
                                     (Registrant)



                                     By: /s/ Carmine T. Oliva
                                        ----------------------------------------
                                             Carmine T. Oliva
                                             Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                           Capacity                                   Date
---------                           --------                                   ----



/s/  Carmine T. Oliva         Chairman of the Board                           4/15/97
---------------------------   of Directors
Carmine T. Oliva


/s/ David A. Barrett          Director                                        4/15/97
---------------------------
David A. Barrett


/s/ Robert B. Runyon          Director                                        4/15/97
---------------------------
Robert A. Runyon


/s/ Barry E. Reifler          Chief Financial Officer
---------------------------   (Principal Accounting and
Barry E. Reifler              Financial Officer)                              4/15/97



/s/ Laurence P. Finnegan, Jr. Director                                        4/15/97
---------------------------
Laurence P. Finnegan, Jr.

Index to Exhibits

      2.            Merger Agreement dated December 31, 1996 between
                    XIT Corporation, XIT Acquisition, Inc. and MicroTel
                    International, Inc.(1)

      3.1           Certificate of Incorporation of MicroTel International, Inc.
                    as amended to date.(2)

      3.2           Bylaws of MicroTel International, Inc.(3)

      3.3 Certificate of Amendment of Certificate of Incorporation of MicroTel International, Inc.#

     10.1           Lease for 2040 Fortune Dr., San Jose, CA 95131.(4)

     10.2           1986 Incentive Stock Option Plan.(5)

     10.3 Form of Officers Deferred Compensation Agreement by and between Raymond E. Jacobson and CXR
                    Corporation.(6)

     10.4           Agreement from San Jose National Bank for CXR Telcom
                    Corporation dated May 19, 1995.(7)

     10.5           Qualified Employee Stock Purchase Plan.(8)

     10.6           1993 Incentive Stock Option Plan.(9)

     10.7           Stock Purchase Agreement with DDC.(10)

     10.8           First Amendment to Stock Purchase Agreement with
                    DDC.(11)

     10.9           Second Amendment to Stock Purchase Agreement with
                    DDC.(12)

     10.10          Warrant to Purchase Common Stock of MicroTel
                    International, Inc. Issued to DDC.(13)

     10.11          Form of Warrant to Purchase Common Stock of MicroTel
                    International, Inc. issued to Yorkton Securities, Inc.#

     10.12          Form of Warrant to Purchase Common Stock of MicroTel
                    International, Inc. issued to entrenet Group, L.L.C.#

     10.13          Form of Warrant to Purchase Common Stock of MicroTel
                    International, Inc. issued to various subscribers.#

       10.14          Agreement between MicroTel International, Inc. and Elk
                      International Corporation, Ltd. dated November 15, 1996
                      (without Exhibits).*

       10.15          Settlement Agreement between MicroTel International, Inc.
                      and Daniel Dror dated December 3, 1996 (without
                      Exhibits).*

       10.16          Agency Agreement between MicroTel International, Inc.
                      and Yorkton Securities, Inc.#

       10.17          Form of Subscription Agreement between MicroTel
                      International, Inc. and various subscribers.#

       10.18          Employment Arrangement between Henry Mourad and
                      Registrant. (without Exhibits)#

       10.19          Employment Arrangement between Barry Reifler and
                      Registrant. (without Exhibits)#

       10.20          Employment Agreement between Registrant and Jacques
                      Moisset dated July 1, 1995.*

       10.21          Employment Agreement dated January 1, 1996 between
                      XIT and Carmine T. Oliva.*

       10.22          XIT Corporation Note and Credit Agreement re: Imperial
                      Bank Revolver Loan #0070000702700003.*

       10.23          XIT Corporation Note and Credit Agreement re: Imperial
                      Bank Term Loan #0070000702700004.*

       10.24          XCEL Arnold Circuits, Inc. Note and Credit Agreement re:
                      Imperial Bank Revolver Loan #0070000702600003.*

       10.25          XCEL Arnold Circuits, Inc. Note and Credit Agreement re:
                      Imperial Bank Term Loan #0070000702600004.*

       10.26          XCEL Arnold Circuits, Inc. Note and Credit Agreement re:
                      Imperial Bank Term Loan #0070000702600005.*

       10.27          Lease Agreement between XIT Corporation and P&S
                      Development.*

       10.28          Lease Agreement between XIT Corporation and Don
                      Mosco.*

       10.29 General Partnership Agreement between XIT Corporation and P&S Development.*

       10.30          Lease Agreement between XIT Arnold Circuits, Inc. and
                      Frances I. Peters.*


       10.31          Lease Agreement between XCEL Arnold Circuits, Inc. and
                      Don Wilson and Zenna N. Wilson.*

       10.32          Lease Agreement between XCEL Arnold Circuits, Inc. and
                      Ellis Wesson.*

       10.33          Lease Agreement between XCEL Arnold Circuits, Inc. and
                      Roland E. Hay and Doris L. Hay.*

       10.34          Lease Agreement between XCEL Arnold Circuits, Inc. and
                      RKR Associates.*

       10.35          Option Agreement between MicroTel International, Inc. and
                      Elk International Corporation dated November 15, 1996.*

       10.36          Amendment to Option Agreement between MicroTel
                      International, Inc. and Daniel Drorr dated November 15,
                      1996.*

       10.37          Option Agreement between MicroTel International, Inc. and
                      Elk International Corporation dated December 3, 1996.*

       10.38          Warrant to Purchase Common Stock of MicroTel
                      International, Inc. issued to Elk International
                      Corporation.*

       10.39          Agreement of Settlement and Mutual Release between
                      MicroTel International, Inc. and Francis John Gorry dated
                      June 28, 1996.*

       10.40          Amended Agreement of Settlement and Mutual Release between
                      MicroTel International, Inc. and Francis John Gorry dated November 30, 1996.*

       10.41          Promissory Note between MicroTel International, Inc. and
                      Jack Talan dated February, 1997.*

       21.1           List of Subsidiaries of MicroTel International, Inc.#

       23.1           Consent of BDO Seidman, LLP.#

       23.2           Consent of Deloitte & Touche LLP.#

       27.            Financial Data Schedule.#

       99.1           Undertakings to be Incorporated by Reference to Forms S-8
                      33-27454 and 33-77926.(14)

       99.2           Undertakings to be Incorporated by Reference to Form S-8
                      333-12567.

---------------------
#        Filed herewith.

*        To be filed by amendment.

(1) Incorporated by reference to MicroTel International, Inc. report on Form 8K filed as Exhibit 1 to Item 2 of the Report on January 21, 1997 (File No. 1-10346).

(2) Incorporated by reference to MicroTel International, Inc. annual report on Form 10-K for the year ended December 31, 1995 (File No. 1-10346).

(3) Incorporated by reference to CXR Corporation Registration Statement on Form S-4 No. 33-30818.

(4) Incorporated by reference to CXR Corporation annual report on Form 10-K for the year ended June 30, 1994 (File No. 1-10346).

(5) Incorporated by reference to CXR Corporation Registration Statement on Form S-4 No. 33-30818.

(6) Incorporated by reference to CXR Telecom Corporation annual report on Form 10-K for the year ended June 30, 1993 (File No. 1-10346).

(7) Incorporated by reference to MicroTel International, Inc. annual report on Form 10-K for the year ended December 31, 1995 (File No. 1-10346).

(8) Incorporated by reference to CXR Corporation Registration Statement on Form S-4 No. 33-30818.

(9) Incorporated by reference to CXR Corporation Registration Statement on Form S-8 No. 33-77926.

(10) Incorporated by reference to CXR Corporation annual report on Form 10-K for the year ended June 30, 1994 (File No. 1-10346).

(11) Incorporated by reference to CXR Corporation annual report on Form 10-K for the year ended June 30, 1994 (File No. 1-10346).

(12) Incorporated by reference to CXR Corporation annual report on Form 10-K for the year ended June 30, 1994 (File No. 1-10346).

(13) Incorporated by reference to CXR Corporation annual report on Form 10-K for the year ended June 30, 1994 (File No. 1-10346).

(14) Incorporated by reference to CXR Corporation annual report on Form 10-K for the year ended June 30, 1994 (File No. 1-10346).

                           MICROTEL INTERNATIONAL INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES


                                                                                                             Page
                                                                                                             ----
Report of Independent Certified Public Accountants                                                            F-2

Independent Auditors' Report                                                                                  F-3

Consolidated Financial Statements:

          Consolidated Balance Sheets at December 31, 1996 and 1995                                           F-4

          Consolidated Statements of  Operations for the Years
            Ended December 31, 1996 and 1995, the six months ended
            December 31, 1994 and the year ended June 30, 1994                                                F-5

          Consolidated Statements of Stockholders' Equity for the Years Ended
            December 31, 1996 and 1995, the six months ended December 31, 1994
            and the year ended June 30, 1994                                                                  F-6

          Consolidated Statements of Cash Flows for the Years Ended December 31,
            1996 and 1995, six months ended December 31, 1994 and the year ended June 30, 1994                F-7

          Notes to Consolidated Financial Statements                                                F-8   to F-27

          Consolidated Financial Statement Schedules:
            Schedule II-
              Valuation and Qualifying Accounts                                                              F-28

 All other schedules have been omitted since the required information is contained in the Consolidated Financial Statements or because such schedules are not required.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



MicroTel International, Inc.
San Jose, California


We have audited the accompanying consolidated balance sheets of MicroTel International, Inc. (formerly CXR Corporation) as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1996 and 1995, and the six months ended December 31, 1994. We have also audited the schedule listed on the accompanying Index at Item 8. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used as significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MicroTel International, Inc. at December 31, 1996 and 1995, and the results of their operations and their cash flows for the years ended December 31, 1996 and 1995, and the six months ended December 31, 1994, in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.




                                        BDO Seidman, LLP

San Francisco, California
April 14, 1997

INDEPENDENT AUDITORS' REPORT


MicroTel International, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of MicroTel International, Inc. (formerly CXR Corporation) and its subsidiaries for the year ended June 30, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of the operations and the cash flows of MicroTel International, Inc. (formerly CXR Corporation) and its subsidiaries for the year ended June 30, 1994 in conformity with generally accepted accounting.

The accompanying fiscal 1994 financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the 1994 financial statements included in the June 30, 1994 Annual Report to the Securities and Exchange Commission on Form 10-K, the Company's declining revenues and recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters were also described in Note 1 to such 1994 financial statements. The fiscal 1994 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Subsequent to June 30, 1994, the Company agreed to amendments to the Common Stock Purchase Agreement (the Agreement) with Daniel Dror & Co. ("DDC") or designee, approved by the stockholders in April 1994. In September 1994, as consideration under the first amendment to the Agreement, the Company was assigned a promissory note and received title to a securities brokerage account consisting of cash and common stock and the Company assumed the liability for certain financial derivative instruments which were secured by the cash and common stock investments in the securities brokerage account. Subsequent to the acceptance of this consideration on behalf of the Company by Daniel Dror in his capacity as Chairman of the Company's investment committee, the Board of Directors reviewed the consideration received and determined that it would be in the best interests of the Company to accept payment with securities which are less likely to experience significant fluctuations in value. On November 8, 1994 the Company executed a second amendment to the Agreement dated October 16, 1994 whereby the transactions under the previous amended Agreement were effectively rescinded, the Company agreed to sell a reduced number of shares to the designee of DDC and the Company agreed to accept, subject to completion of its due diligence on or before December 31, 1994, assignment of a promissory note (payable on December 31, 1995 and secured by common stock of another public company) as consideration under such second amendment to the Agreement. These transactions are described more fully in Note 2 to the financial statements.


DELOITTE & TOUCHE LLP

San Jose, California
August 31, 1994
(November 18, 1994 as to paragraphs two through four in Note 2)

MICROTEL INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
December 1996 and December 1995
(in thousands)

                                                             Dec. 31,    Dec. 31,
                                                               1996        1995
                                                             --------    --------
ASSETS
Current assets:
   Cash and cash equivalents                                 $    271    $    432
   Investments in marketable securities                                       152
   Accounts receivable, less allowance
      for doubtful accounts of $186 and $425, respectively      2,936       3,582
   Inventories                                                  3,004       4,148
   Other current assets                                           487         283
                                                             --------    --------
Total current assets                                            6,698       8,597
                                                             --------    --------
Plant and equipment-net                                           526         709
Software development costs-net                                  1,027       1,209
Foreign tax receivable                                            830         790
Other assets                                                      238          20
                                                             --------    --------
                                                             $  9,319    $ 11,325
                                                             ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable to banks                                    $  1,142    $    759
   Current portion long term debt                                  44         170
   Accounts payable                                             2,580       2,184
   Accrued payroll and related expenses                           748         922
   Other accrued liabilities                                      749         748
   Current portion-deferred compensation                          737         161
   Deferred income                                                            350
                                                             --------    --------
Total current liabilities                                       6,000       5,294
                                                             --------    --------
Long term debt                                                     36          54
Deferred compensation liability                                   507         803
Other long-term liabilities                                                   218
                                                             --------    --------
Total liabilities                                               6,543       6,369
                                                             --------    --------
Commitments and contingencies

Stockholders' equity:
   Common stock                                                    10          45
   Additional paid-in capital                                  23,560      22,293
   Accumulated deficit                                        (21,371)    (16,774)
   Stockholder's note receivable                                           (1,337)
   Deferred compensation                                          (40)        (88)
   Cumulative translation adjustments                             617         817
                                                             --------    --------
Stockholders' equity                                            2,776       4,956
                                                             --------    --------
                                                             $  9,319    $ 11,325
                                                             ========    ========

See notes to consolidated financial statements.

MICROTEL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)





                                                                     SIX MONTHS      FOR THE
                                            FOR THE YEARS ENDED        ENDED        YEAR ENDED
                                             DEC 31,    DEC 31,       DEC 31,       June 30,
                                              1996        1995          1994          1994
                                            --------    --------      --------      --------
Sales                                       $ 16,303    $ 18,352      $  9,931      $ 21,648
                                            --------    --------      --------      --------
Costs and expenses:
   Cost of sales                              10,819      11,322         6,174        12,647
   Engineering and product
      development                              1,817       1,674           659         2,960
   Marketing and selling                       3,715       3,928         1,654         3,975
   Administration                              3,115       2,211         1,049         2,571
   Severance and related settlement costs      1,567
                                            --------    --------      --------      --------
                                              21,033      19,135         9,536        22,153
                                            --------    --------      --------      --------
Income (loss) from operations                 (4,730)       (783)          395          (505)

Other income (expense):
   Interest income                               371         117             9             9
   Interest expense                             (319)       (164)         (121)         (258)
   Other                                          (4)         12            15           115
                                            --------    --------      --------      --------
Income (loss) before
    income tax benefit                        (4,682)       (818)          298          (639)

Income tax benefit                               (85)       (151)
                                            --------    --------      --------      --------
Net income (loss)                            ($4,597)      ($667)     $    298         ($639)
                                            ========    ========      ========      ========
Net income (loss) per share                   ($1.65)     ($0.25)     $   0.15        ($0.39)
                                            ========    ========      ========      ========
Weighted average number of
   shares used in calculating
   net income (loss) per share                 2,783       2,678         1,998         1,636
                                            ========    ========      ========      ========


See notes to consolidated financial statements.

MICROTEL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)


                                  (A) Common Stock  Additional              Stockholder's                 Cumulative     Total
                                                     Paid-in   Accumulated      Note       Deferred      Translation  Stockholders'
                                   Shares   Amount    Capital    Deficit     Receivable   Compensation   Adjustments     Equity
                                   ------   ------    -------    -------     ----------   ------------   -----------     ------
BALANCE JUNE 30, 1993               7,730     26       19,824    (15,766)                                      257        4,341
Issuance of common stock
  for cash net of issuance
  cost of $94 thousand              1,965      6          710                                                               716
Translation adjustments                                                                                        196          196
Net loss                                                            (639)                                                  (639)
                                   ------     --       ------    -------       -------      -------           ----       ------
BALANCE JUNE 30, 1994               9,695     32       20,534    (16,405)                                      453        4,614
Issuance of common stock
  for cash                              1
Issuance of common stock
  for notes receivable              3,343     11        1,326                  (1,337)
Translation adjustments                                                                                         66           66
Net income                                                           298                                                    298
                                   ------     --       ------    -------       -------      -------           ----       ------
BALANCE DECEMBER 31, 1994          13,039     43       21,860    (16,107)      (1,337)                         519        4,978
Issuance of common stock
  for cash net of issuance
  cost of $15 thousand                368      1          220                                                               221
Issuance of common stock
  in settlement of debt               130      1           79                                                                80
Issuance of incentive stock
  awards                              215                 134                                  (134)
Amortization                                                                                     46                          46
Translation adjustments                                                                                        298          298
Net loss                                                            (667)                                                  (667)
                                   ------     --       ------    -------       -------      -------           ----       ------
BALANCE DECEMBER 31, 1995          13,752     45       22,293    (16,774)      (1,337)          (88)           817        4,956
Issuance of common stock for
  cash                                214      1          128                                                               129
Issuance of common stock in
   payment of expenses                 80                  69                                                                69
Issuance of compensation awards        90      1           57                                   (31)                         27
Five for one reverse split net
  of costs of $43 thousand        (11,309)   (37)          (6)                                                              (43)
Payments on shareholders' note
   receivable                                                                     380                                       380
Recission of remaining stock
  subscription                       (478)    (2)        (955)                    957
Issuance of common stock for
  cash                                 21                  46                                                                46
Issuance of common stock in
   payment of expenses                 59                 182                                                               182
Employee and officer awards and
   option exercises, including
   $1.45 million in non-cash
   compensation                       511      2        1,746                                                             1,748
Amortization                                                                                     79                          79
Translation adjustments                                                                                       (200)        (200)
Net loss                                                          (4,597)                                                (4,597)
                                    -----    ---      -------   --------           --          ----           ----       ------
BALANCE DECEMBER 31, 1996           2,940    $10      $23,560   ($21,371)          $0          ($40)          $617       $2,776
                                    =====    ===      =======   ========           ==          ====           ====       ======



(A) $.0033 par value; 25,000 shares authorized (B) $.01 par value; 10,000 preferred shares authorized none issued

See notes to consolidated financial statements.

MICROTEL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                              FOR THE       FOR THE
                                                                             SIX MONTHS    SIX MONTHS
                                                   FOR THE YEARS ENDED         ENDED         ENDED
                                                  Dec. 31,      Dec. 31,      Dec. 31,      June 30,
                                                    1996          1996          1994          1994
                                                  -------       -------       -------       -------
Cash flows from operating activities:
 Net income (loss)                                ($4,597)      ($  667)      $   298       ($  639)
 Reconciliation to net cash provided
 by (used in) operations:
  Depreciation                                        221           274           153           387
  Amortization of intangible assets                   298           266            63           282
  Deferred compensation                               358            46
  Stock-based compensation and expense              1,754
  Write-down of assets                              1,006
  Changes in assets and liabilities net of
   sale of NAMS and LAN product lines:
  Investments in marketable securities                             (152)
  Accounts receivable                                 646         1,316        (1,084)       (1,061)
  Inventories                                         768          (412)          463           766
  Other current assets                                (52)            4            31            97
  Other non-current assets                           (218)
  Accounts payable                                    396          (361)         (701)        1,097
  Other current liabilities                          (523)         (262)          (74)         (252)
  Foreign taxes receivable                            (40)         (144)                          2
  Other noncurrent liabilities                       (218)          237            31          (513)
                                                  -------       -------       -------       -------
Net cash provided by (used in) operations            (201)          145          (820)          166
                                                  -------       -------       -------       -------
Cash flows from investing activities:
  Certificate of deposit                                            650          (650)
  Additions to plant and equipment                    (71)         (148)          (43)         (171)
  Capitalized software                               (795)         (879)         (490)
  Collection of other receivables                                               1,025
                                                  -------       -------       -------       -------
Net cash used in investing activities                (866)         (377)         (158)         (171)
                                                  -------       -------       -------       -------
Cash flows from financing activities:
 Notes payable-net                                    383          (184)          943          (737)
 Term debt
  Additions                                                                                      91
  Repayments                                         (135)          (95)          (63)         (174)
 Fee for note receivable extension                                  250
 Proceeds from common stock transactions              827           221                         716
 Costs relating to stock split                        (43)
                                                  -------       -------       -------       -------
Net cash provided by (used in) financing
activities                                          1,032           192           880          (104)
                                                  -------       -------       -------       -------
Effect of exchange rate changes on cash              (126)          175            49           114
                                                  -------       -------       -------       -------
Net increase (decrease) in cash
 and cash equivalents                                (161)          135           (49)            5
Cash and cash equivalents
 at beginning of period                               432           297           346           341
                                                  -------       -------       -------       -------
Cash and cash equivalents
 at end of period                                 $   271       $   432       $   297       $   346
                                                  =======       =======       =======       =======
Non cash Investing and financing activities:
Issuance of equity securities for
 compensation and expenses                        $ 1,754
                                                  =======
Cancellation of stock subscription                $   957
                                                  =======
Issuance of common stock for debt settlement                    $    80
                                                                =======
Sale of common stock for note receivable                                      $ 1,337
                                                                              =======
Sale of NAMS and LAN product lines for a
 note receivable                                                                            $ 1,025
                                                                                            =======

See notes to consolidated financial statements.

MICROTEL INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


ORGANIZATION AND BUSINESS

MicroTel International, Inc. (the Company) is a holding company for its wholly-owned subsidiaries CXR Telcom Corporation, a U.S. corporation, and CXR S.A., its French subsidiary. The company designs, manufactures and markets electronic telecommunication test equipment and data communications equipment at its facilities in San Jose, California and in Abondant, France.

BASIS OF PRESENTATION
Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, CXR Telcom Corporation and CXR S.A. Intercompany balances and transactions are eliminated in consolidation. The French Franc is considered to be the functional currency of the French subsidiary. Foreign exchange transaction gains and (losses) were as follows:

Year ended December 31, 1996        $(4,000)
Year ended December 31, 1995         16,000
Six months ended Dec. 31, l994      423,000
Year ended June 30, 1994             75,000

Fiscal Year end Change

Effective December 31, 1994, the Company changed its fiscal year end from June 30 to December 31 to better align its financial reporting cycle with the business cycle of its products. Accordingly, the audited financial statements included in the annual report comprise the years ended December 31,1996 and 1995, the six months ended December 31, l994 and the year ended June 30, l994

The condensed statement of operations for the twelve months ended December 31, l994 presented below for comparative purposes has been derived from the unaudited financial records of the Company. This condensed consolidated statement of operations reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state the Company's results of operations for the period presented.

Consolidated statements of Operations data for the twelve months ended December 31, 1994 (unaudited):

                                              (in thousands except for
                                                   per share data)
                Sales                                 $ 19,938
                                                      --------
                Cost of Sales                           11,932
                Engineering and Product Development      2,157
                Marketing and Selling                    3,695
                Administration                           2,328
                Other Expense - Net                         29
                                                      --------
                                                        20,141
                                                      --------
                Net Loss                              $   (203)
                                                      ========
                Net Loss per Share                    $   (.11)
                                                      ========
                Weighted Average Number of
                   Shares Outstanding                    1,910
                                                      ========

New Accounting Pronouncements

Financial Accounting Standards Board Statement No 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121), became effective for the Company in l996. The new accounting pronouncement requires, among other things, that impairment losses on assets to be held, and gains or losses from assets that are expected to be disposed of, be included as a component of income from continuing operations. Adoption of FAS 121 in 1996 had no material effect on the consolidated financial statements as the Company's existing accounting policies were consistent with its provisions.

Financial Accounting Standards Board Statement No. 123, "Accounting for Stock Based Compensation" (FAS 123), also became effective for the Company in l996. The new accounting pronouncement provides an alternative "fair value" method of accounting for stock options and other stock based compensation and also provides for expanded disclosures. The Company has elected not to apply the alternative accounting method for stock based compensation to employees, but was required to apply the new method to stock based transactions with non-employees and to expand its disclosures in l996 to comply with FAS 123, including providing proforma effects as if it had elected the alternative accounting method for stock based compensation. (See Note 11 to Consolidated Financial Statements for expanded disclosures).

On March 3, 1997 the Financial Accounting Standards Board issued FAS No. 128 "Earnings per Share". (FAS 128), which will become effective for the Company for its year end December 31, 1997. This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB No. 15 "Earnings per Share". FAS No. 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share of APB No. 15. Potentially dilutive securities have an antidilutive effect in loss periods and are excluded from FAS 128 computations similar to current practice. Therefore, the required restatements of prior period information upon adoption will have no effect on earnings per share presented in the accompanying Consolidated Financial Statements. However, as discussed in Note 13, comparative historical financial information of the Company presented after the reverse acquisition by XIT Corporation on March 26, 1997 will be those of XIT Corporation, and the effects of FAS 128 on such financial statements have yet to be determined.

Reverse Stock Split

On August 15, 1996 the shareholders of the Company ratified a one-for-five reverse stock split effective for holders of record on August 29, 1996. Share and per share amounts in the Consolidated Financial Statements and Notes thereto have been restated to give effect to the reverse split.

Reclassifications

Certain 1995 amounts have been reclassified to conform to the 1996 presentation with no impact on the net loss for that year.

CASH EQUIVALENTS

All highly liquid instruments purchased with an initial maturity of three months or less are considered cash equivalents.

INVESTMENTS

The Company classifies its investments in common stock of publicly-traded companies as trading securities and records the investments at market. Realized or unrealized gains and losses are included in the statement of operations and were minimal for all periods presented.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out cost) or market.

PLANT AND EQUIPMENT

Plant and equipment are stated at cost. Depreciation and amortization are computed principally on the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes over the estimated useful lives of the assets as follows:

Building                         20 years
Machinery, Equipment,
Furniture and Fixtures           3-5 years
Leasehold Improvements           Lesser of lease term or estimated useful life

SOFTWARE DEVELOPMENT COSTS

Software development costs, which include purchased technology, are capitalized beginning when technological feasibility has been established or when purchased from third parties and continuing through the date of commercial release. Amortization commences upon commercial release of the product and is calculated using the greater of the straight line method over three years or the ratio of the products' current revenues divided by the anticipated total product revenues. During the year ended December 31, 1996, $795,000 of developed software was capitalized, $298,000 was amortized and charged to cost of goods sold, and the carrying value of certain capitalized software was reduced by $630,000 to reflect revisions in estimated future net realizable value (See Note
12). During the year ended December 31, l995, $699,000 of developed software was capitalized, $180,000 of software was purchased, and $188,000 of amortization was charged to cost of goods sold. During the six months ended December 31, 1994, $490,000 of developed software was capitalized and no amortization was recognized. At June 30, l994 all prior capitalized software costs were fully amortized and written off. Writedowns of carrying value are charged to cost of goods sold.

GOODWILL

Goodwill is amortized on a straight-line basis over its estimated useful life. In 1993, the Company adjusted the expected life of the goodwill related to its acquired LEA product line from ten years to five years to reflect the decline in demand for analog instruments. The remaining goodwill was fully amortized in l995. Related goodwill amortization for the year ended December 31, 1995, the six months ended December 31, 1994 and the year ended June 30, 1994 was $78,000, $63,000 and $124,000, respectively.

REVENUE RECOGNITION

The Company recognizes product revenues and related estimated warranty costs upon shipment. License, maintenance and lease revenues are recognized when earned.

INCOME TAXES

Deferred income taxes result from temporary differences between the financial statement and income tax basis of assets and liabilities (See Note 7). The Company adjusts the deferred tax asset valuation allowance based on judgments as to future realization of the deferred benefits supported by demonstrated trends in the Company's operating results.

NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Common stock equivalents were antidilutive and therefore not part of the shares used in calculating net loss per share in l996 and l995 and fiscal l994. Common stock equivalent shares (shares covered by the stock option and warrant plans) were 295,000 for the six months ended December 3l, l994 and were considered as outstanding for net income per share computations.

MAJOR CUSTOMERS

No one customer accounted for 10% or more of sales during 1996 or l995. One customer accounted for l0% and 11% of sales during the six months ended December 3l, l994 and for the fiscal year l994, respectively.

SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid interest of approximately $261,000 in 1996, $164,000 in 1995, $121,000 in the six months ended December 31, l994, and $258,000 in the fiscal year ended June 30, l994. The Company paid income taxes of $9,000 in 1996, $2,000 in l995, $7,000 in the six months ended December 31, l994, and $28,000, in the fiscal year ended June 30, l994.

MANAGEMENT ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

CONCENTRATION OF CREDIT RISK

The Company extends unsecured credit to its customers primarily in the telecommunications industry in the United States and Europe. Despite the industry concentration, the Company believes credit risk is mitigated by the large number of customers with which it does business and because these customers are typically large well-established companies.

2. RELATED PARTY TRANSACTIONS

Daniel Dror was the Company's Chairman and Chief Executive Officer from 1994 until his resignation on November 15, 1996. Elkana Faiwuszeiwicz, the President and control person of Elk International Corporation Ltd. ("Elk"), is the brother of Mr. Dror. Based upon information contained in Elk's Schedule 13D filed with the Securities and Exchange Commission dated January 25, 1994, Mr. Dror may be deemed a "control" person of Elk and Mr. Dror, Daniel Dror & Company, Inc. ("DDC") and Elk may be deemed to constitute a "group" as those terms are defined under the Securities Act of 1933, as amended, and Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. Mr. Dror and DDC each disclaim any beneficial ownership in Elk and in stock of the Company owned by Elk.

Pursuant to an agreement dated January 5, l994, the Company issued 300,000 shares of the Company's common stock to the designees of DDC for $600,000 (or $2.00 per share) including 210,000 shares to Elk. Additionally, pursuant to the agreement, the Company issued to Elk warrants to purchase 100,000 shares for $2.50 per share, exercisable at any time prior to December 25, l995. The Company also entered into a common stock purchase agreement with DDC on March l0, l994 whereby DDC, or its designee, was to acquire 1,260,000 shares of the

Company's common stock for an aggregate of $2,520,000 (or $2.00 per share), payable in cash, or at the option of the Company, in cash, cash equivalents, or marketable securities or any combination thereof. The stockholders of the Company approved the common stock purchase agreement (the Agreement) on April 16, l994. The Agreement provided for a closing by June 30, l994 contingent upon all conditions to closing being fulfilled.

As permitted under the terms of the Agreement, the Board of Directors on July 27, l994 amended the Agreement, following claims by DDC and its designee raised prior to June 30, l994 that certain closing conditions had not been satisfied. The amended Agreement required the Company to issue and sell 911,484 shares to Elk as designee of DDC, for an aggregate purchase price of $1l,882,967 (based on the previously agreed price of $2.00 per share), in cash, cash equivalents or marketable securities. In September l994, Elk tendered the assignment of an interest-free promissory note in the amount of $805,555 secured by shares of another public company and transferred a brokerage account to the Company consisting of cash and common stock of $1,077,412 amounting to an aggregate of $l,882,967 (the Company assumed the liability for certain financial instruments amounting to $506,250 which were secured by the cash and common stock investments in the brokerage account). Subsequent to this transfer, a loan of $226,000 was made from the brokerage account to another entity controlled by DDC which loan was payable with 15% interest on December 31, l995. Although no formal agreements were signed, DDC indicated its intent to reimburse the Company for any loss resulting from the settlement of the financial instruments and indebtedness from the related party. The acceptance of the consideration received and subsequent loan were authorized by Daniel Dror in his capacity as Chairman of the Company's investment committee prior to formal review by the Board of Directors.

The Board of Directors subsequently reviewed the consideration tendered under the amended Agreement and determined that it would be in the best interests of the Company to accept payment from Elk with securities less likely to experience significant fluctuations in value. On November 8, l994 the Company executed a second amendment to the Agreement dated October l6, l994 with DDC whereby the transactions under the previous amendment were effectively rescinded and the Company agreed to issue and sell 668,725 shares to Elk as designees of DDC, for the aggregate purchase price of $1,337,449 (or $2.00 per share) on or before December 3l, l994.

In payment of the purchase price under the second amendment to the Agreement, the Company accepted assignment of a promissory note payable to Elk from a limited partnership in the aggregate amount of $1,444,444 payable on December 3l, l995. The face amount of the promissory note includes the purchase price of $1,337,449 plus $106,995, representing interest on the purchase price at an interest rate of 8% per annum for the period commencing on December 3l, l994 through December 3l, l995. At a board meeting held in December 1995 the Company agreed to accept $250,000 to extend the note to December 15, 1996 and $100,000 as prepaid interest for the extension period. The $350,000 was recognized as income in l996 over the extension period of the note. As a result of this agreement the Board extended the option period of the remaining 90,000 Elk warrants for two years. Payment of the promissory note was secured by escrowed shares of another public company and the shares issued to Elk were being held in escrow and were to be delivered to Elk when the promissory note had been fully satisfied.

In June 1996, Elk was given the right to make alternative cash payment to the Company for the stock subscription through December 15, 1996 releasing shares from escrow at the price of $2.00 per share, and to receive a corresponding assignment of proceeds from the promissory note when collected. Elk made payments against the stock subscription aggregating $380,000 through November 14, 1996, releasing 190,000 shares of common stock from the escrow.

On November 15, 1996, the Company and Elk entered into an agreement pursuant to which Elk received (i) an option exercisable for a period of three years to purchase 500,000 shares of Common Stock at an exercise price of $2.375 per share, (ii) the extension of an outstanding warrant to purchase 90,000 shares of Common Stock for three years, and (iii) the return to Elk of the $1,444,444 promissory note. In exchange for the foregoing, the remaining shares held in escrow by the Company and the subscription right were canceled. The costs of this settlement totaling $807,000, including the valuation of the option grant of $700,000, was recorded in the fourth quarter of 1996.

Also on November 15, 1996 Mr. Dror resigned as Chairman and Chief Executive Officer of the Company in anticipation of the pending merger with XIT. Mr. Jack Talan, a director of the Company, was appointed interim Chairman and Chief Executive Officer until consummation of the transaction.

Upon his resignation, Mr. Dror (or his designee) received as a severance award for past service: (a) 350,000 shares of the Company's common stock; (b) an extension of the exercise period to November 14, 1999 on options he currently holds to purchase 25,000 shares of the Company's common stock; and (c) options to purchase 250,000 shares of the Company's common stock at a price of $2.375 per share. The latter options are excercisable for a period of 5 years, but only after Mr. Dror repays a certain indebtedness to the Company of approximately $211,000, which amount is due in 5 annual installments and which may be repaid by surrendering the options for value equivalent to the lesser of the future appreciation of the Company's common stock over the exercise price or $.50 per option. On December 3, 1996, it was mutually agreed between the Company and Mr. Dror to substitute an option to acquire 300,000 shares of common stock at an exercise price of $.01 per share for 300,000 shares of the previous award and on December 23, 1996, these options were exercised. The compensation expense associated with this grant of $560,000, as well as the value of the 50,000 shares awarded of $119,000 and other costs totaling $82,000 related to the immediate vesting of previous stock based deferred compensation to Mr. Dror and the settlement of certain amounts due the Company by Mr. Dror, were recognized in the fourth quarter of 1996.

Additionally, during 1996 and 1995, the Company granted 18,000 and 43,000 shares, respectively, as incentive stock awards principally to certain directors and officers, which vest generally over a three-year period. The total value of these shares based on the market price of the Company's common stock on the date of grant totaled $192,000. Compensation expense recognized by the Company for the awards totaled $106,000 and $46,000 for 1996 and 1995, including amortization of related deferred compensation.

In October and November of 1996, the Company granted non-qualified stock options to acquire approximately 156,000 shares of the Company's Common Stock to certain officers at an exercise price equal to 80% of the market value on the date of the grant. Compensation expense associated with these grants approximated $48,000.

On February 19, 1997, in recognition of past and future services to the Company, Mr. Talan was granted 150,000 restricted shares of the Company's common stock with a market value as of that date of $337,500 ($2.25 per share).

On February 25, 1997 through March 5, 1997, Mr. Talan also loaned the Company an aggregate of $500,000. Such loans bear interest at the rate of 6% per annum and are payable on April 25, 1997.

3. DISPOSITIONS

At the end of the fourth quarter of the year ended June 30, l994 the Company sold the net assets of its NAMS and LAN product lines to Numerex for $1,025,000 which is included in other receivables at June 30, l994. The price represented the book value of the net assets sold, and there was no gain or loss on the sale. These products accounted for sales of approximately $4,657,000 in fiscal l994.

4. OPERATIONS BY GEOGRAPHIC AREA

The Company operates principally in the telecommunications industry. It manufactures products in the United States and France and markets in North America, Europe and other areas of the world. A summary of operations by geographic area follows (in thousands):


                                                   Six Months  Year Ended
                                   Year Ended         Ended     June 30,
                             12/31/96    12/31/95    12/31/94     1994
                             --------    --------    --------     ----
Sales to Unaffiliated
  Customers from:

             United States   $  6,825    $  8,255    $  4,071    $ 12,621
             France             9,478      10,097       5,860       9,027
                             --------    --------    --------    --------
                             $ 16,303    $ 18,352       9,931    $ 21,648
                             ========    ========    ========    ========

Transfers from

             United States
             to France       $     16    $    118    $           $    158
                             ========    ========    ========    ========

Net Income (Loss):

             United States     (3,599)   $   (766)       (286)   $   (698)
             France              (998)         99         584          59
                             --------    --------    --------    --------

                             $ (4,597)   $   (667)   $    298    $   (639)
                             ========    ========    ========    ========

                                                  Six        Year
                                                 Months     Ended
                                 Year Ended      Ended      June 30,
                             12/31/96  12/31/95 12/31/94     1994
                             ------------------ --------    --------
Identifiable Assets at
Year End:

             United States   $ 3,794   $ 4,786   $ 5,174   $ 5,268
             France            5,525     6,539     6,632     6,054
                             -------   -------   -------   -------
                             $ 9,319   $11,325   $11,806   $11,322
                             =======   =======   =======   =======


Transfer prices are established to allow a reasonable profit to the selling entity. Identifiable assets are those assets of the Company that are identified with the operations in each geographic area. Export sales to unaffiliated customers from the United States were approximately $333,000 for 1996, $381,000 for l995, $149,000 for the six months ended December 31, l994, and $881,000 in fiscal year l994.

5.  INVENTORIES

Inventories consist of the following (in thousands) at December 31:

                     1996       l995
                  -------    -------
Finished Goods    $ 2,369    $ 2,620
Work-in-Process       683      1,135
Parts               1,653      1,817
Reserves           (1,701)    (1,424)
                  -------    -------
                  $ 3,004    $ 4,148
                  =======    =======


6.  PLANT AND EQUIPMENT

Plant and equipment consist of the following (in thousands) at December 31:

                              1996       l995
                           -------    -------
Land and Buildings         $   374    $   403
Machinery, Equipment,
   Furniture and
   Fixtures                  2,413      2,431
                           -------    -------
                             2,787      2,834
Accumulated Depreciation
   and Amortization         (2,261)    (2,125)
                           -------    -------
                           $   526    $   709
                           =======    =======

Plant and equipment includes assets leased under capital leases of approximately $92,000 at December 31, 1996 and 1995, respectively. Accumulated depreciation on these items at December 31, 1996 and 1995 was $42,000 and $36,000.

7.       INCOME TAXES

Effective July l, l993, the Company adopted Statement of Financial Accounting Standards No. 109 ("FAS l09"), "Accounting for Income Taxes." Under FAS l09, a deferred tax asset or liability is determined based on the differences between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. The adoption of FAS l09 had no material effect on the Company's financial position or results of operations for the year ended June 30, l994.

Pre-tax income (loss) from operations for the following periods was taxed under the following jurisdictions (in thousands):

                                              Six Months  Year Ended
                               Year Ended       Ended       June 30,
                          12/31/96   2/31/95   12/31/94      1994
                          --------   -------   --------    -------
Domestic                  $(3,599)   $  (766)   $  (286)   $(1,105)
Foreign                    (1,083)       (52)       584        466
                          -------    -------    -------    -------
                          $(4,682)   $  (818)   $   298    $  (639)
                          =======    =======    =======    =======


The income tax expense (benefit) differs from the amount of income tax expense (benefit) determined by applying the statutory Federal rate to pre-tax income
(loss) as follows (in thousands):

                                                                  Six Months
                                                                    Ended     Year Ended
                                              Year Ended Dec 31,    Dec 31,    June 30,
                                               1996       1995       l994        1994
                                              -------    -------    -------    -------
Tax expense (benefit)
  at the Statutory  Federal Rate              $(1,563)   $  (278)   $   101    $  (217)
Net Operating Losses                                                    (75)       (68)
Change in Valuation Allowance                   1,478        127        (26)       285
                                              -------    -------    -------    -------
                                              $   (85)   $  (151)   $  --      $  --
                                              =======    =======    =======    =======

The tax benefits for the year ended December 31, 1996 and l995 are a result of research and development credits allowed in France.

During the six months ended December 31, l994, the Company utilized foreign net operating loss carryforwards of approximately $225,000 to reduce foreign income tax expense by approximately $75,000.

At December 3l, l996 the Company had net operating loss carryforwards for Federal and state tax purposes totaling approximately $19,900,000 and $4,800,000, respectively. These carryforwards are available to reduce Federal and state taxable income through 2011 and 2001, respectively. The foreign net operating loss carryforward for statutory tax reporting purposes at December 31, 1996 was approximately $2,200,000 and expires through 2001. In addition, the Company has a Federal net operating loss carryforward of approximately $4,300,000 arising from an acquired company. As discussed in Note 13, subsequent to December 31, 1996, the Company entered into a merger transaction. This transaction will limit the domestic net operating loss carryover to approximately $265,000 per year.

At December 3l, l996 the Company has investment tax credits and research and development credits totaling $682,000 and $385,000, which expire through 2005. These tax credits are subject to certain limitations.

Deferred tax assets are comprised of the following (in thousands) at December
31:

                                1996       1995
                              -------    -------
Deferred Tax Asset:
  Net Operating Loss
    Carryforwards             $ 8,684    $ 7,116
  Capitalized Software           (175)      (187)
  Plant and Equipment              (6)        25
  Accruals and Reserves
    Recognized in Different
    Periods                     1,338      1,063

  Valuation Allowance          (9,841)    (8,017)
                              -------    -------
Total                         $  --      $  --
                              =======    =======


A valuation allowance has been provided to reduce recorded total possible future tax benefits to zero as the Company's recent history of operating losses does not support a judgment that the deferred tax assets are more likely than not to be realized in the future. Consequently, no tax benefits were recognized for the Company's domestic and foreign operating losses during the periods presented. Further, these tax benefits will be recognized the earlier of when realized in future periods or when future profitability of the Company appears sufficiently probable that it appears more likely than not that the benefits will be realized. The changes in the valuation allowance for all periods presented are due primarily to additional net operating losses incurred and expiration of existing net operating loss carryforwards.

8. BORROWING ARRANGEMENTS

The Company's borrowing arrangements consist of the following (in thousands) at December 31:

                                     1996     1995
                                    ------   ------
Short-term Borrowings
Borrowing under U.S.
Factoring Line of Credit            $  589   $  759

Borrowing under Working Capital
Lines of Credit for CXR S.A            553
                                    ------   ------

Notes Payable to Banks              $1,142   $  759
                                    ======   ======

Long-term Debt

Term Loan, Interest at
10.5% Due January 1997
Secured by Land and Building            30      168

Capital lease obligations
 (see Note 9)                           50       56
                                    ------   ------
                                        80      224
Current Portion of Long-term Debt       44      170
                                    ------   ------

Long-term Debt                      $   36   $   54
                                    ======   ======



During 1996, the Company's U.S. subsidiary renegotiated its bank credit facility, which had matured in June, 1996. Under its prior revolving line of credit, borrowings were based on eligible receivables and inventory with a maximum borrowing limit of $1,000,000. The line of credit bore interest at prime plus 4% (12 1/2% at December 31, 1995), was collateralized by accounts receivable and inventories and was guaranteed by the Company.

The revolving line of credit was replaced by a factoring line of credit with the same bank. Borrowings under the factoring line of credit are based on an advance rate of 85% of eligible receivables with no maximum cap. The line bears interest at prime plus 2% (10.25% at December 31, 1996) and an administrative fee of 1% per month charged on the average factored invoiced balance for invoice processing. At December 31, 1996, the U.S. subsidiary had additional available borrowings of $158,000 under this line.

The Company's French subsidiary has bank lines of credit approximating $1,145,000 at December 31, 1996, with available borrowings based on eligible accounts receivable. Borrowings under the related agreements bear interest at
5.0 - 8.6%, and at December 31, 1996, approximately $370,000 of additional borrowings were available under the lines.

9.       LEASES

The Company leases certain of its facilities under non-cancelable operating leases expiring through May 1998. Rent expense for the years ended December 31, 1996 and 1995, the six months ended December 31, l994 and the year ended June 30, 1994 was approximately $363,000, $380,000, $168,000 and $869,000, respectively. In May l994, the Company negotiated an early termination of its lease on its 90,000 square foot U.S. facility, and leased 40,000 square feet for 39 months. The Company had previously been accruing rent on this facility on a straight-line basis, resulting in a deferred liability for future rent payments. The reversal of the remaining liability, net of lease termination costs, resulted in a $108,000 gain, which is included in other income for the year ended June 30, l994. Future minimum lease payments required under operating lease agreements and future minimum lease payments under capital lease obligations together with the present value of minimum payments are as follows (in thousands):

Years Ending December 31,                   Operating                Capital
                                            Leases                   Lease
                                            ------                   -----
1997                                          $297                    $14
1998                                            71                     14
1999                                             -                     14
2000                                             -                     14
2001                                             -                      7
                                              ----                    ---
Total minimum payments                        $368                     63
                                              ====
Less amount representing interest                                      13
                                                                      ---
Present value of minimum lease payments                               $50
                                                                      ===


10.      COMMITMENTS AND CONTINGENT LIABILITIES

Under the terms of its acquisition of Anderson Jacobson, Inc. in fiscal 1989, the Company assumed the liability for certain deferred compensation arrangements (the Plan). During l993 the beneficiaries of the Plan and the Company renegotiated the future payments required under the Plan, and the annual payments were reduced to $173,000. Payment to the individual recipients generally were reduced 50% and the terms of the agreements range from five years to 14 years, with one agreement covering the remaining life of the recipient. At December 31, 1996, recorded obligations for deferred compensation related to these arrangements totaled $1,244,000. The amounts recorded are generally based on the estimated present value of the future required payments, discounted at 8.5%, and assuming annual CPI increases of 3.3%, and further include estimated costs to settle the dispute with one Plan participant as described below. Based on ongoing settlement discussions, the Company recorded additional costs of $344,000 in the fourth quarter of 1996 with respect to this matter.

In September, 1994 Raymond Jacobson, a former officer and director of the Company and one of the Plan participants, brought an action against the Company in the California Superior Court, Santa Clara County, alleging that the Company has breached its contract to pay Mr. Jacobson $3,495 bi-weekly for life under his deferred compensation agreement dated May 11, 1993 (the "1993 Agreement"), by discontinuing payment in August 1994. The 1993 Agreement superseded a previous deferred compensation agreement dated April 1, 1997 (the "1997 Agreement") which had provided for twice the level of payments. Mr. Jacobson was claiming damages of approximately $1,200,000, which he purported to be the present value of all payments to be made under the 1993 Agreement. In June 1995 the Company paid Mr. Jacobson all amounts past due under the contract plus interest and reinstated the bi-weekly payments.

On May 20, 1996, Daniel Dror & Co, Inc. ("DDC"), instituted a suit against Mr. Jacobson in the District Court for Galveston County, Texas alleging damages arising from DDC's investment of more than $2,000,000 for the purchase of 1,072,000 shares of the Company's common stock. On February 11, 1997, Mr. Jacobson, through his attorney, demanded that the Company indemnify him, hold him harmless and pay for the cost of defense, including reasonable attorney's fees and costs in connection with the litigation instituted against him by DDC. The Company believes that it has a reasonable basis to deny Mr. Jacobson's claim for indemnification in part or in whole.

On February 14, 1997, Mr. Jacobson, through his attorney, gave notice to the Company that he believed that the litigation instituted against him by DDC provided a basis for him to rescind the 1993 Agreement and assert his rights to full payment under the 1977 Agreement. The Company's litigation counsel believes that while Mr. Jacobson's allegations may be sufficient to withstand a summary motion for dismissal of the claim, no conclusion can be drawn as to his likelihood of success on the merits of the claim.

Notwithstanding the above, the Company management and Mr. Jacobson have conducted settlement discussions since June 1996, and the Company believes that an enforceable settlement was reached on January 22, 1997. Mr. Jacobson apparently disclaims this agreement based on the actions noted above. On February 28, 1997 the Company filed a motion for continuance to file a counterclaim that the January 22, 1997 agreement supersedes all previous agreements with Mr. Jacobson.

A court supervised settlement conference with Mr. Jacobson was held on March 26, 1997. Although a tentative settlement was reached, the settlement was subject to fulfillment of a number of conditions subsequent. If one or more of these conditions subsequent are not satisfied, the settlement will not be binding on the parties. A trial in the matter has been scheduled for August 25, 1997. The Company does not believe that the value of a settlement in the matter will be materially in excess of amounts already recorded by the Company for the deferred compensation arrangement.

In October 1996, David Scheinfeld brought an action in the Supreme Court of the State of New York, County of New York, to recover monetary damages in the amount of $300,000 allegedly sustained by the failure of the Company, its stock transfer agent and its counsel to timely deliver and register 30,000 shares of Common Stock for which payment had been made. The Company was informed by David Scheinfeld that in order to settle his claims, the Company would have to issue him unrestricted shares of common stock. Since the Company cannot issue unrestricted shares (absent registration), the Company has answered Mr. Scheinfeld's motion and is seeking to compel him to serve a complaint upon the defendants.

The Company is subject to other legal proceedings and claims which have arisen in the ordinary course of business. Although the ultimate outcome of these as well as the matters noted above cannot be predicted with certainty, pending actual resolution, in the opinion of management, the disposition of these matters will not have a material adverse affect on the consolidated financial statements.

11.      STOCK OPTIONS AND EMPLOYEE BENEFIT PLANS

The Company has outstanding options on its Common Stock issued under the following arrangements:

     o Employee Stock and Stock Option Plan, effective July 1, 1994, providing for non-qualified stock options as well as restricted and non-restricted stock awards to both employees and outside consultants. Up to 520,000 shares may be granted or optioned under this plan. Terms of related grants under the plan are at the discretion of the Board of Directors.

     o Stock Option Plan adopted in 1993, providing for the granting of up to 300,000 incentive stock options to purchase stock at not less than the current market value on the date of grant. Options granted under this plan vest ratably over three years and expire 10 years after date of grant.

     o A superseded Stock Option Plan adopted in 1986, under which no further options may be granted.

In addition, during 1996 the Company granted certain non-qualified options and restricted stock not pursuant to a formal plan (See Note 2).

The Company accounts for stock-based compensation under the "intrinsic value" method. Under this method, no compensation expense is recorded for these plans and arrangements for current employees whose grants provide for exercise prices at or above the market price on the day of grant. Compensation or other expense is recorded based on intrinsic value (excess of market price over exercise price on date of grant) for employees, and fair value of the option awards for others.

The following table shows activity in the outstanding options.



                     Year Ended December 31,
                              1996
                     ----------------------              Six Months
                                   Weighted                Ended      Year Ended
                                    Average               December     June 30,
                                   Exercise  1995         31, 1994       1994
                       Shares       Price   Shares         Shares       Shares
                     ---------     ------   -------       -------       -------
Outstanding
at beginning
of year                401,510      $2.84   128,910        74,843       112,626

Granted              1,319,900       1.93   296,600        60,000       104,500

Exercised             (507,896)      0.87    (3,300)         --         (92,766)

Canceled               (67,142)      2.59   (20,700)       (5,933)      (49.517)
                     ---------              -------       -------       -------

Outstanding
at end of year
                     1,146,372      $2.68   401,510       128,910        74,843
                     =========              =======       =======        ======




Weighted average exercise prices for 1996 are calculated at prices effective as of December 31, 1996, including the effect of repricing of certain options in 1996. The fair value of options granted during 1996 was $1,797,000, at a weighted average value of $1.36 per share, including $767,000 attributable to 500,000 options granted at amounts less than market. The incremental fair value of 170,000 options repriced or extended in 1996 over their fair values immediately before modification was $102,000. Total amounts recorded for book purposes for less-than-market awards and non-employee awards were $1,350,000 in 1996. Exercise prices for options outstanding as of December 31, 1996 generally ranged from $2.38 to $3.44 per share.

The following table shows information for options outstanding or exercisable as of December 31, 1996:

                                                       Options          Options
                                                      Outstanding     Exercisable
                                                      -----------     -----------
Number of Shares                                       1,146,372       1,088,072


Weighted Average Remaining Contractual Life            4.7 years       4.7 years


Weighted Average Exercise Price                            $2.68           $2.65

If the Company had instead elected the fair value method of accounting for stock-based compensation, compensation cost would be accrued at the estimated fair value of all stock option grants over the service period, regardless of later changes in stock prices and price volatility. The fair value at date of grant for options granted in 1996 and 1995 has been estimated based on a modified Black-Scholes pricing model with the following assumptions: no dividend yield for any year; expected volatility for 1996 and 1995 grants of approximately 56% and 61%, based on historical results; risk-free interest rates of 6.6% and 6.65% for 1996 and 1995 grants; and average expected lives of approximately three years for both 1996 and 1995. The following table shows net loss and loss per share for 1995 and 1996 as if the Company had elected the fair value method of accounting for stock options.

                                                    in thousands except per-share amts
                                                         1996            1995
                                                         ----            ----
Net Loss, as Reported                                  $  (4,597)     $    (667)


Additional Incremental Compensation Expense                 (557)          (336)
                                                            -----          -----

Net Loss, as Adjusted                                  $  (5,154)     $  (1,003)
                                                          =======        =======


Net Loss per Share, as Reported                        $   (1.65)     $   (0.25)


Additional Incremental Compensation Expense                (0.20)         (0.13)
                                                           ------         ------

Net Loss per Share, as Adjusted                        $   (1.85)     $   (0.38)
                                                           ======         ======

Additional incremental compensation expense includes the excess of fair values of options granted during the year over any compensation amounts recorded for options whose exercise prices were less than the market value at date of grant, and for any expense recorded for non-employee grants. Additional incremental compensation expense also includes the excess of the fair value at modification date of options repriced or extended over the value of the old options immediately before modification. All such incremental compensation is amortized over the related vesting period, or expensed immediately if fully vested. The above calculations include only the effects of 1995 and 1996 grants. Because options often vest over several years and additional awards are made each year, the results shown above may not be representative of the effects on net earnings or losses in future years.

In addition, at December 31, 1996, the Company has outstanding 122,000 warrants to purchase stock at $2.50 per share, expiring in varying amounts through 2003. During 1996, 18,000 warrants were exercised at $2.50 per share.

The Company has an Employee Stock Purchase Plan allowing eligible employees to purchase shares of the Company's common stock at 85% of market value. At December 31, l995, 6,180 shares had been issued pursuant to the plan with 38,820 shares reserved for future issuance.

The Company has a 401(k) tax deferred saving plan whereby eligible employees may elect to contribute a portion of their salaries. Company contributions are made at the discretion of the Board of Directors. The Company's contributions to the plan were $35,000, $41,000, $20,000, and $49,000 for 1996, 1995, the six months ended December 3l, l994 and the fiscal year ended June 30, l994, respectively.

12.      SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

For the three months ended December 31, 1996, the Company reported a net loss of $(3,656,000) or $(1.32) per share. These results were impacted by the following adjustments:

Severance and related settlement costs                                $1,567,000
Write-down of assets                                                   1,006,000
Estimated costs of litigation settlements                                475,000
                                                                      ----------
                                                                      $3,048,000
                                                                      ==========

Severance and related settlement costs represent the aggregate value of $678,000 of the stock and stock options awarded to the Company's former Chairman, Daniel Dror, upon his resignation in November 1996, costs of $807,000 related to the settlement of the subscription receivable from Elk, and other costs totaling $82,000 related to the immediate vesting of previous stock based deferred compensation to Mr. Dror and the settlement of certain amounts due the Company by Mr. Dror (see also Note 2).

The write-down of assets consists of reductions of $376,000 and $630,000 in the carrying value of certain inventory and capitalized software development costs, respectively, to their net realizable value. These write-downs charged to cost of sales resulted from the Company's reassessment of the anticipated near-term impact of current industry and economic factors on the Company's operations. CXR Telcom's sales continue to be negatively impacted by delays in buying by its principal customers, as a result of the consolidation and/or restructuring of these companies in the wake of the passage of the Telecommunications Bill of 1996; and CXR SA's sales continue to be impacted by a decline in sales to France Telecom during its pre-privatization reorganization and a generally weak French economy. Additionally, sales for both operating subsidiaries have been negatively impacted by the rapid obsolescence of the analog-based components of their product lines, particularly older transmission products; and further, both sales and margins have been impacted by extreme price competition for transmission products in general.

Estimated costs of litigation settlements are comprised of the expected incremental costs of $344,000 to settle the dispute regarding Mr. Jacobson's deferred compensation agreement (see Note 10) and $131,000 for a contingent payment related to a price guarantee in a stock based settlement of another dispute reached in the fourth quarter of 1996. These estimated costs are included in administrative expenses in the accompanying Consolidated Financial Statements.

The aggregate effect of the above adjustments was to increase the net loss per share for the fourth quarter of 1996 by $(1.10) per share.

13.      OTHER SUBSEQUENT EVENTS

MERGER WITH XIT CORPORATION

On March 26, 1997, XIT Corporation ("XIT") of Ontario, California merged with a wholly-owned, newly formed subsidiary of the Company, with XIT as the surviving subsidiary. Pursuant to the transaction, the former shareholders of XIT were issued approximately 6,199,215 shares of common stock of the Company, or approximately 65.8% of the issued and outstanding common stock. In addition, holders of XIT stock options and warrants collectively have the right to acquire an additional 2,153,240 shares of MicroTel Common Stock. Collectively, then the former XIT shareholders own, or have the right to acquire, approximately 65% of the Common Stock of the Company on a fully-diluted basis as of the date of the transaction

XIT, with vertically integrated operations in the U.S., England and Japan, designs, manufactures and markets information display and input products and printed circuit boards for the international telecommunications, medical, industrial and military/aerospace markets.

The merger will be accounted for as a purchase of the Company by XIT in a "reverse acquisition" because the existing shareholders of the Company prior to the merger will not have voting control of the combined entity. In a reverse acquisition, the accounting treatment differs from the legal form of the transaction, as the continuing legal parent company, the Company, is not assumed to be the acquiror and the financial statements of the combined entity are those of the accounting acquiror (XIT), including any comparative prior year financial statements presented by the combined entity after the business combination.

The following represents the unaudited pro forma results of operations as if the merger had occurred at the beginning of the periods presented and combines the Company's results of operations for the years ended December 31, 1996 and 1995 with those of XIT's for its years ended September 30, 1996 and 1995, respectively, with adjustments to reflect amortization of the estimated excess cost over the fair value of the net assets acquired.

                                             (in thousands, except per share amounts)
                                                       1996              1995
                                                     --------          --------
Net sales                                            $ 47,551          $ 37,954

Net loss                                             $ (3,617)         $   (433)
                                                     ========          ========

Net loss per common share                            $   (.40)         $   (.05)
                                                     ========          ========

The proforma results of operations above does not purport to be indicative of the results that would have occurred had the merger taken place at the beginning of the periods presented or of results which may occur in the future.

PRIVATE PLACEMENT OF SECURITIES

On February 20, 1997, the Company accepted a commitment from Yorkton Securities Inc. ("Yorkton"), pursuant to which Yorkton would use its best efforts to raise a minimum of $5,000,000 and a maximum of $10,000,000 through a private placement of investment units consisting of one share of restricted common stock and one quarter of a warrant to purchase one share of restricted common stock. The pricing of the units is based on a 20% discount from the ten day average closing bid price of the Company's common stock preceding the date of contracting with the institutional investors (the "Average Reported Price"), with a minimum price per unit of $2.50 and maximum price of $3.50. The investors warrants have an exercise price of 130% of the Average Reported Price. Additionally, Yorkton and one other intermediary earn an aggregate commission of 10% of the gross proceeds and warrants to acquire 10% of the shares purchased in the offering at an exercise price of the lesser of the Average Reported Price or

$3.50 per share, and Yorkton further is reimbursed for accountable expenses of the offering up to 2% of the gross proceeds.

On April 14, 1997, a first closing occurred on 2,000,000 investment units, for gross proceeds of $5,000,000. Net proceeds to the Company were $4,400,000. The offering, which is structured to accommodate multiple closings, would terminate on the earlier of i) the date the maximum offering of $10,000,000 is contracted or ii) April 18, 1997, unless extended by the mutual agreement of the Company and Yorkton.

The Company anticipates that the net proceeds of the offering will be utilized for working capital purposes, including product development and marketing, and for the acquisition of companies and intellectual property rights which will provide extensions of the Company's product lines.

                          MICROTEL INTERNATIONAL, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                                Balance at              Charged to              Deductions
                                                Beginning               Costs and               Writeoffs of            Balance End
                                                of Period               Expenses                Accounts                of Period

ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year ended December 31, 1996                    $  425                  ($175)                      ($64)                  186
Year ended December 31, 1995                       405                     42                        (22)                  425
Six months ended December 31, 1994                 548                   (100)                       (43)                  405
Year ended June 30, 1994                           771                    137                       (360)                  548


ALLOWANCE FOR INVENTORY OBSOLESCENCE
Year ended December 31, 1996                    $1,424                   $599                      ($322)               $1,701
Year ended December 31, 1995                     1,598                    288                       (462)                1,424
Six months ended December 31, 1994               2,243                    108                       (753)                1,598
Year ended June 30, 1994                         3,484                    560                     (1,801)                2,243