Form 10-K/A
period 1996-12-31
MICROTEL INTERNATIONAL INC
filed 1997-04-30
CIK 854852

                          MICROTEL INTERNATIONAL, INC.






                                   FORM 10-K/A




                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   ----------




                      ADDITIONS AND EXHIBITS TO FORM 10-K/A


                 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996







                          MICROTEL INTERNATIONAL, INC.
             (Exact Name of Registrant as Specified in its Charter)


================================================================================

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The current directors and executive officers of MicroTel are as follows:

Name                          Age        Titles
----                          ---        ------
Carmine T. Oliva              54         Chairman of the Board of Directors,
                                         President and Chief Executive Officer
David Barrett                 45         Director
Laurence P.                   59         Director
Finnegan, Jr.
Barry E. Reifler              46         Chief Financial Officer
Robert Runyon                 71         Secretary and a
                                         Director
Jack Talan                    71         Director



        CARMINE T. OLIVA was appointed Chairman of the Board, President and Chief Executive Officer of the Registrant upon consummation of the merger with XIT Corporation referred to and more fully described in Items 2 and 7 hereof (the "Merger") on March 26, 1997. He has been the Chairman of the Board of Directors, President and Chief Executive Officer of XIT since its founding in 1983. Prior thereto, he was Senior Vice President and General Manager, ITT Asia Pacific Inc. from 1980 to 1983. Prior to that position, Mr. Oliva held a number of other executive positions with ITT Corporation and its subsidiaries over an eleven-year period. Mr. Oliva is the founder of XIT. Mr. Oliva attained the rank of Captain in the United States Army and is a veteran of the Vietnam War.

        DAVID BARRETT was appointed as a Director of the Registrant upon consummation of the Merger on March 26, 1997. He has been a partner at Baldwin Brothers, Inc., of Marion, Massachusetts, an investment advisory firm, since January of 1982. He also serves as Chairman of the Finance Committee of Tobey Health Systems, Inc., as a member of the Board of Advisors of Pell Rodman Venture Partners LP of Boston, Massachusetts; as Trustee and Treasurer of Friends Academy and on the Investment Committee of Tabor Academy.

        LAURENCE P. FINNEGAN, JR. was appointed as a Director of the Registrant upon consummation of the Merger on March 26, 1997. In addition to being a director of XIT since 1985, Mr. Finnegan joined

XIT as its Chief Financial Officer on a part-time basis in 1994. Mr. Finnegan has held positions with ITT (1970-74) as controller of several divisions, Narco Scientific (1974-1983) as Vice President Finance, Chief Financial Officer and Executive Vice President, and Fischer & Porter (1986-1994) as Senior Vice President, Chief Financial Officer and Treasurer. Since 1994, he has been a principal of Gwyn Allen Ltd., Bethlehem, Pennsylvania, an executive management consulting firm, and President of GA Pipe, Inc., a manufacturing company based in Langhorne, Pennsylvania.


        BARRY E. REIFLER has been the Chief Financial Officer of MicroTel since February 9, 1996. From 1989 to 1995, Mr. Reifler was the Chief Financial Officer of Kleer-Vu Industries, a publicly-traded manufacturer of photo storage products, and was thereafter a consultant to Kleer-Vu until his appointment as Vice-President and Chief Financial Officer of MicroTel. From 1978 to 1989, Mr. Reifler, a Certified Public Accountant, was with the international public accounting firm of Deloitte and Touche.

        ROBERT RUNYON was appointed as a Director and Secretary of the Registrant upon consummation of the Merger on March 26, 1997. He is the owner and principal of Runyon and Associates, a human resources and business advisor firm since 1990, and has served XIT both as a director and as consultant in the areas of strategic development and business planning, organization, human resources, and administrative systems. He also consults for companies in the environmental products, marine propulsion systems and architectural services sectors in these same areas. Mr. Runyon's experience from 1970 to 1978 includes various executive positions with ITT Corporation including Vice President, Administration of ITT Grinnell, a manufacturing subsidiary of ITT; from 1963 to 1970 as Vice President, Corporate Planning and Administration of BP Oil Corporation, and director, organization and personnel for its predecessor, Sinclair Oil corporation; and as Senior Vice President, Human Resources, The Great A&P Tea Company from 1978 to 1980.

        JACK TALAN has been a director of MicroTel since 1995 and was the interim Chairman and Chief Executive Officer of MicroTel from November 15, 1996 until the appointment of Carmine T. Oliva as President and Chief Executive Officer on March 26, 1997. Since March 1993, Mr. Talan has been a Director of World Wide Collectibles, a public company which markets a system designed to assure and protect the integrity of limited edition collectibles, and was the President of that company until his resignation in December of 1996. Since 1990, Mr. Talan has been the Principal and President of Jack Talan, Inc., a sales and marketing consulting company. Additionally, Mr. Talan was the co-founder, a major shareholder, director and Senior Vice President of Arista Corp., a publisher and distributor of educational materials until it was sold in 1985.

        During the year ended December 31, 1996, and prior to consummation of the Merger, the directors and officers of the Company were as follows:


     Name                            Title
     ----                            -----
Daniel E. Dror                Chairman of the Board and
                              Chief Executive Officer
                              (through November 15, 1996)
Jack Talan                    Director; Interim Chairman and
                              Chief Executive Officer
                              (11/15/96-3/26/97)
William Lewisham              Director (resigned 3/26/97)
Henry A. Mourad               Director (resigned 3/26/97)
Barry E. Reifler              Chief Financial Officer (since 2/9/96)



COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF
1934.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission and the NASDAQ Small Cap Market initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the company. Officers, directors and greater than ten-percent shareholders are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 1996, the following Section 16(a) reports were not filed on a timely basis: Henry Mourad -- 3 reports, 5 transactions; William Lewisham -- 2 reports, 2 transactions; Jack Talan -- 2 reports, 2 transactions and Barry Reifler -- 2 reports, 3 transactions.


ITEM 11.  EXECUTIVE COMPENSATION.

The Cash compensation paid by the Company during the year ended December 31, 1996 to its Chief Executive Officers and other executive officers earning salary and bonus exceeding $100,000 is presented in the Summary Compensation Table below.

                           SUMMARY COMPENSATION TABLE


                                                                                              Options/
Name and Principal      Year                   Salary     Bonus  Other Annual  Restricted    SARs      LTIP Payouts $  All Other
Position                                                  $      Compensation  Stock Awards  Shares                    Compensation
                                                                 $             $ (5)                                   $
-----------------------------------------------------------------------------------------------------------------------------------
Jack Talan,             Ended 12/31/96 (1)     -0-               10,000                      155,000
CEO, From 11/15/96
                        Ended 12/31/95         -0-               10,000        15,625          5,000


Daniel Dror, CEO,       Ended 12/31/96         -0- (2)                                       25,000                    966,846 (3)
Until 11/15/96
                        Ended 12/31/95         174,417                         78,125        25,000
                        Six Months Ended        11,077 (2)
                        12/31/94

Henry Mourad,           Ended 12/31/96         150,000                                       82,000
President
                                                                               15,625
                        Ended 12/31/95         150,000                                        5,000
                        Six Months Ended        72,263                                       40,000
                        12/31/94
                        Ended 6/30/94          150,000                                       20,000

Jacques Moisset, VP     Ended 12/31/96         173,106                                       12,000
(4)
                        Ended 12/31/95         181,132                                       48,000
                        Six Months Ended        76,478
                        12/31/94
                        Ended 6/30/94          139,132


(1) Jack Talan became Chairman and Chief Executive Officer on 11/15/96, upon Daniel Dror's resignation. At that time, Mr. Talan was authorized $3,000 in fees for previous Board service and $2,500 per month in compensation to serve as Chairman and Chief Executive. Mr. Talan received both the back fees of $3,000 and two months of compensation totaling $5,000 in restricted stock issued at a 20% discount to the market on the date of issuance (for a value of $10,000).

(2) The Board of Directors awarded Daniel Dror $144,000 per year beginning July 1, 1994. In 1994, Mr. Dror received four weeks payment of $11,077 and waived the remaining payments. In 1996, Mr. Dror waived all salary payments.

(3) Upon his resignation on November 15, 1997, Mr. Dror was awarded a severance package which included a) 50,000 shares of restricted stock with a market value of $118,750, (b) options to acquire 250,000 shares of common stock at an exercise price of $2.375 per share, and (c) options to acquire 300,000 shares of common stock at $.01 per share. The fair market value of the two option grants is estimated at $848,096 using the Black-Scholes Model as a computation methodology.

(4) Jacques Moisset is paid in French Francs, which are translated hereon at annual average exchange rates.

(5) At 12/31/96, the number and value of the aggregate restricted stock awards for the above named executives was Mr. Talan-5,000 shares valued at $7,500; Mr. Dror-75,000 shares (including those noted in footnote 3 above) valued at $112,500; and Mr. Mourad-5,000 shares valued at $7,500. The shares of Messrs. Talan and Mourad vest ratably over three years beginning March 16, 1995, and Mr. Dror's shares all vested immediately upon his resignation on 11/15/96.

            The following two tables depict stock option grants and exercises by named executives for the year ended December 31, 1996 and the status of outstanding stock options to them at December 31, 1996.


       OPTIONS/SAR GRANTS GRANTED DURING THE YEAR ENDED DECEMBER 31, 1996



                                                                                  Potential Realizable
                                                                                    Value at Assumed
                                                                                     Annual Rates of          Alternative to
                                                                               Stock Price Appreciation        (f) and (g)
                                   Individual Grants                                 for Option Term         Grant Date Value
                 -------------------------------------------------------       ------------------------      ----------------
    (a)              (b)              (c)             (d)           (e)               (f)       (g)              (h)
-----------------------------------------------------------------------------------------------------------------------------
Name             Options/SARs     % of Total      Exercise or   Expiration          5% ($)    10%($)          Grant Date
                 Granted (#)      Options/SARs    Base Price    Date                                          Present
                                  Granted to      ($/Sh)                                                      Value ($)
                                  Employees in                                                                (3)
                                  Fiscal Year
-----------------------------------------------------------------------------------------------------------------------------
Jack Talan         5,000           .3%            3.125         3-16-98                                          4,512
CEO               50,000          3.4%            2.00          12-31-96                                        23,474
                 100,000          6.7%            1.80          12-31-96                                        47,440
Daniel Dror,      25,000 (1)      1.7%            3.125         11-14-99                                        18,878
Former CEO       250,000 (2)     16.8%            2.375         11-14-01                                       288,236
                 300,000 (1)     20.1%             .01          12-3-99                                        559,860
Henry Mourad       4,000           .3%            3.125         5-14-01                                          4,993
President          8,000           .5%            3.125         5-2-02                                          10,843
                  20,000          1.3%            3.125         7-1-98                                          16,216
                  50,000          3.4%            1.80          12-31-96                                        23,798
Jacques            2,000           .1%            3.125         8-23-00                                          2,439
Moisset, VP        4,000           .3%            3.125         5-14-01                                          5,214
                   6,000           .4%            3.125         5-2-02                                           1,895


(1) 10,000 options of the 25,000 option repricing and all of the 300,000 option grant were assigned to others by Mr. Dror.

(2) This option is exercisable only after Mr. Dror repays a certain indebtedness to the Company approximating $211,000, which amount is due in 5 annual installments and which may be repaid by surrendering the options for value equivalent to the lesser of the future appreciation of the underlying stock over the exercise price or $.50 per share.

(3) Grant date value was determined using a modified Black-Scholes pricing model assuming no dividend yield, expected volatility of approximately 56%, risk-free rate of return 6.6%, and time of exercise generally at 2/3 of the remaining exercise period.

                     AGGREGATED OPTION/SAR EXERCISES IN 1996
                   AND OPTION/SAR VALUES AT DECEMBER 31, 1996



 (a)                    (b)                  (c)                 (d)                  (e)
------------------------------------------------------------------------------------------------
Name               Shares Acquired       Value Realized     Number of            Value of
                   on Exercise (#)       ($)                Securities           Unexercised In-
                                                            Underlying           the-money
                                                            Unexercised          Options/SARs at
                                                            Options/SARs at      12/31/96 ($)
                                                            12/31/96 (#)
                                                                                 Exercisable/
                                                            Exercisable/         Unexercisable
                                                            Unexercisable
------------------------------------------------------------------------------------------------
Jack Talan CEO     105,556               43,750             5000/0               0/0
Daniel Dror                                                 265,000/0            0/0
Former CEO (1)
Henry Mourad        50,000                22,500             72,000/0            0/0
President
Jacques Moisset                                             60,000/38,400        0/0
VP

(1) Does not include options assigned by Mr. Dror to others; of the options assigned to others, 300,000 options were exercised in 1996 for value realized of $484,500.

COMPENSATION OF DIRECTORS.

During the year ended December 31, 1996, there were no standard arrangements for compensation of directors. However, on November 15, 1996, Mr. Talan was authorized $3000 in fees for past service on the Board of Directors and $2,500 per month to serve as Chairman and Chief Executive Officer. Additionally, on that date, Mr. Lewisham was authorized $15,000 for past Board service and $4,000 in expense reimbursement. Mr. Talan received his total fees for 1996 of $8,000 in restricted stock of the Company issued at a 20% discount to market (4,445 shares), and Mr. Lewisham received his in cash.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-
CONTROL ARRANGEMENTS.

            Pursuant to an Employment Agreement dated April 12, 1994, as amended, Henry A. Mourad is employed as President of CXR Telcom. The Agreement provides for an annual salary of $150,000. The Agreement is for a rolling term of two years, such that on April 1 of each year it shall have an unexpired term of two years. In the event of a termination of his employment by the Company without cause, or by Mr. Mourad for good cause (which does not include a change of control), Mr. Mourad shall be entitled until the expiration date of the employment agreement (that is, for up to two years) to receive his salary, an annual amount equal to the average of the three highest annual incentive compensation payments made to Mr. Mourad by the Company prior to such termination, and medical care, pension and similar benefits comparable to those furnished to Mr. Mourad at the time of such termination. In the event of a termination for cause, Mr. Mourad is entitled to salary and benefits only through the date of termination.

            Pursuant to an Employment Agreement dated July 1, 1995, Jacques Moisset is employed as President of CXR S.A. for a term of three years at an annual salary of 885,000 French Francs. There are no provisions in his Employment Agreement for payments upon termination of employment or upon a change in control.


            Pursuant to an Employment Agreement dated February 9, 1996, as amended, Barry E. Reifler is employed as the Chief Financial Officer of the Company. The Agreement provides for a salary of $150,000 per annum. Pursuant to the Agreement, Mr. Reifler is subject to certain benefits upon a change of control if he determines within three months of the date of the change of control that such change of control constitutes an adverse change in employment circumstances. The Merger constituted a change of control as defined in this agreement. As such, Mr. Reifler has until June 26, 1997 to determine whether such change of control constitutes an adverse change in employment circumstances. If so, Mr. Reifler will be required to give the Company three months notice of his desire to terminate his employment as a result of the change in control, and if such notice is given then at the end of such three month period (i) the Company shall be required to continue salary payments to Mr. Reifler based on an annual salary of $125,000 per year and other benefits he currently receives for a period of two years (ii) the exercise price of a certain 30,000 share option held by Mr. Reifler shall be deemed to be paid and such stock shall be issued to Mr. Reifler as soon as practical (iii) a 10,000 share restricted stock award will vest immediately and (iv) the Company shall make payments to Mr. Reifler to pay income tax liabilities associated with the issuance of stock to Mr. Reifler as noted in (ii) and (iii) above.


            Pursuant to an Employment Agreement dated January 1, 1996, Carmine
T. Oliva is employed as Chairman, President and Chief Executive Officer of XCEL Corporation (now known as XIT Corporation ("XIT")) for a term of five years at an annual salary of $250,000. The agreement is subject to automatic renewal for three successive two year terms commencing on January 1, 2001, unless, during the required notice periods as provided therein, either party gives written notice of its desire not to renew. Mr. Oliva had deferred $104,000.00 in salary prior to the effective date of the Agreement. This and any other Deferred Salary shall be due and payable upon any Redesignation, as defined in the Agreement, of Mr. Oliva by the Board, to offices or positions other than, or in addition to, Chairman, President and Chief Executive Officer and a subsequent resignation by Mr. Oliva due to such Redesignation. If any such Redesignation occurs during the initial term of the Agreement, XIT shall pay Mr. Oliva his annual salary for three years following the effective date of such resignation or until January 1, 2001, whichever is longer. In the event of Mr. Oliva's termination for cause, XIT's obligation to pay any compensation, severance allowance, or other amounts payable under the Agreement terminates on the date of such termination. In the event of a termination without cause, Mr. Oliva shall be paid his annual salary for two and one-half years following the effective date of such termination or until January 1, 2001, whichever is longer. If such termination occurs during a renewal period, Mr. Oliva shall be paid his annual salary through the expiration of that particular renewal period as well as any and all other amounts payable pursuant to the Agreement, including deferred salary. XIT may terminate the Agreement upon thirty days written notice in the event of a merger or reorganization of XIT in which the shareholders of XIT immediately prior to such reorganization receive less than fifty percent of the outstanding voting shares of the successor corporation. The Merger did not trigger the application of that termination provision, since, pursuant to the Merger, the former shareholders of XIT were issued approximately 6,199,215 shares of common stock of the Company or approximately 65% of the issued and outstanding common stock.

REPORT ON REPRICING OF OPTIONS/SARS.

The following table depicts repricing of stock options to any executive officer over the last ten fiscal years. The only such repricings were in the current year ended December 31, 1996.


                         TEN YEAR OPTIONS/SAR REPRICINGS



   (a)            (b)             (c)             (d)            (e)            (f)            (g)
Name              Date         Number of        Market         Exercise       New            Length of
                               Securities       Price of       Price at       Exercise       Original
                               Underlying       Stock at       Time of        Price ($)      Option Term
                               Options/SARs     Time of        repricing                     Remaining
                               Repriced or      Repricing      or                            at Date of
                               Amended (#)      or             Amendment                     Repricing
                                                Amendment      ($)                           or
                                                  ($)                                        Amendment
                                                                                             (months)
--------------------------------------------------------------------------------------------------------
Jack Talan,       8/15/96       5,000           3.125          5.00           3.125          19
CEO
Daniel Dror,      8/15/96      25,000           3.125          5.00           3.125          19
Former CEO
Henry Mourad      8/15/96       4,000           3.125          8.125          3.125          57
President         8/15/96       8,000           3.125         10.00           3.125          69
                  8/15/96      20,000           3.125          5.00           3.125          11
Jacques           8/15/96       2,000           3.125         10.00           3.125          48
Moisset VP        8/15/96       4,000           3.125          8.125          3.125          57
                  8/15/96       6,000           3.125         10.00           3.125          69
Barry E.          8/15/96      30,000           3.125          6.875          3.125          30
Reifler CFO




For an explanation of the current year's option repricing, see "Report of the Compensation Committee."

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.

            During the fiscal year ended December 31, 1996, the Compensation Committee of the Board of Directors consisted of William Lewisham and Jack Talan. From November 15, 1996 through the end of the fiscal year, Mr. Talan also served as President and Chief Executive Officer of the Company. See "Compensation of Directors" and Item 13,"Certain Relationships and Related Transactions" for a description of certain transactions between the Company and Messrs. Talan and Lewisham.

REPORT OF THE COMPENSATION COMMITTEE.

            Prior to the Merger, the Compensation Committee of the Board of Directors (The "Compensation Committee") was composed of the following two independent non-employee directors: Jack Talan and William Lewisham. Mr. Lewisham resigned from the Board on March 26, 1997 as a condition to the Merger. From and after March 26, 1997, the Compensation Committee shall consist of Robert Runyon and David A. Barrett (two independent non-employee directors).

            COMPENSATION POLICIES. Policies governing the compensation of the Company's executives are established and monitored by the Compensation Committee. All decisions relating to the compensation of the Company's executives during the year ended December 31, 1996 were made by the Compensation Committee.

            In administering its compensation program, the Compensation Committee attempts to adhere to its belief that compensation should reflect the value created for shareholders while supporting the Company's strategic goals. In doing so, the compensation programs reflect the following themes:

            1. The Company's compensation programs should be effective in attracting, motivating, and retaining key executives.

            2. There should be a correlation between the compensation awarded to an executive, the performance of the company as a whole, and the executive's individual performance (see the performance graph which follows for a comparison of the Company's performance in relation to market indices).

            3. The Company's compensation programs should provide to the executives a financial interest in the Company similar to the interest of the Company's shareholders; and

            4. The Company's compensation program should strike an appropriate balance between short and long-term performance objectives.

            The Company's executives are compensated through a combination of salary and grants of stock options under the Company's stock option plans. The annual salaries of the executives are reviewed from time to time and adjustments are made where necessary in order for the salaries of the Company's executives to be competitive with the salaries paid by similar companies. Stock option grants are considered by the Compensation Committee from time to time.

            The determinations of the compensation of both Mr. Dror and Mr. Talan, during their period of service as Chief Executive Officer, was made in accordance with these principles. The compensation of the Chief Executive Officer will continue to be determined by these principles. Additionally, the option repricings noted above were based on the above principles and were done in order to maintain the relevance of prior stock-based compensation given the then existing market price of the Company's Common Stock.

                COMPARISON OF 66 MONTH CUMULATIVE TOTAL RETURN*
     AMONG MICROTEL INTERNATIONAL, INC., THE NASDAQ STOCK MARKET - US INDEX
                    AND THE NASDAQ TELECOMMUNICATIONS INDEX

                        MicroTel               Nasdaq Stock   Nasdaq
Measurement Period      International, Inc.    Market-US      Telecommunications
 6/91                         100                  100              100
 6/92                         100                  120              120
 6/93                          35                  151              185
 6/94                          50                  153              184
12/94                          42                  163              186
12/95                          77                  231              244
12/96                          18                  284              249

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

            The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of March 31, 1997 by the following: (i) each person who is beneficial owner of more than five percent (5%) of the Company's outstanding common stock; (ii) each Director; (iii) each of the named executive officers of the Company; and (iv) all Directors and executive officers as a group.


    Name and Address                   Number of Shares
  of Beneficial Owner                   Beneficially                   Percent of Class(1)
                                           Owned(1)
  -------------------                  -----------------               -------------------
Capital Source                             2,406,358                           25.86
Partners(2)
c/o Gallagher,
Briody & Butler
212 Carnegie Center
Suite 402
Princeton, NJ 08540
BNZ, Inc.                                    638,650                           6.86
310 East 4th Avenue
La Habra, CA 90631
Carmine T. Oliva                        3,752,154(3)                           40.32
4290 East Brickell
Street
Ontario, CA 91761
Laurence P.                               132,349(4)                           1.42
Finnegan, Jr.
3 Woods Lane
Ambler, PA 19002
Robert Runyon                             327,302(5)                           3.52
10 Eagle Claw Drive
Hilton Head, SC
29926
David A. Barrett                          268,471(6)                           2.89
7 Barnabas Road
Marion, MA 02738
Jack E. Talan                             251,000(7)                           2.70
26 E. 63rd, #11E
New York, NY 10021

    Name and Address                   Number of Shares
  of Beneficial Owner                   Beneficially                   Percent of Class(1)
                                           Owned(1)
  -------------------                  -----------------               -------------------
Barry Reifler                              40,000(8)                            *
3071 Green Fairway
Cove So.
Collierville, TN
38017
Elk International                       1,445,000(9)                           15.50
Corporation Limited
Post Office Box No.
3247
Nassau, Bahamas
Daniel Dror                             1,445,000(10)                          15.50
1412 North Blvd.
Houston, TX 77006
All executive                              4,771,276                           51.27
officers and
directors as a group
(6 persons)


*(less than 1%)

(1) Includes shares of MicroTel Common Stock underlying the warrants, options and convertible securities outstanding and held by the beneficial owner with respect to whom the calculation is made, but does not include shares of Common Stock that may be acquired within more than 60 days after April 1, 1997 upon the exercise or conversion of such warrants, options or convertible securities.

(2)         Capital Source partners ("CSP") is a New Jersey General Partnership.
            Carmine T. Oliva is its Managing General Partner and has the authority to vote all of the MicroTel shares owned by CSP. By Virtue of his partnership interest in CSP, Mr. Oliva has the right to receive 498,994 shares of MicroTel Common Stock out of the 2,406,358 owned by CSP. CSP intends to distribute such shares to its partners within 60 days of the date hereof.

(3) Includes 2,406,358 shares which will be held by CSP upon consummation of the Merger over which Mr. Oliva has sole voting control and 746,016 shares issuable to Mr. Oliva upon the exercise of MicroTel options and warrants.

(4) Includes 88,178 shares which will be issuable to Mr. Finnegan upon the exercise of MicroTel options and warrants.

(5) Includes 98,266 shares held by CSP which CSP intends to distribute to Mr. Runyon within 60 days of the date hereof, and 147,207 shares which will be issuable to Mr. Runyon upon the exercise of MicroTel options and warrants.

(6)         Includes 119,556 held by CSP which CSP intends to distribute to Mr.
            Barrett or a trust of which Mr. Barrett is a trustee within 60 days of the date hereof, and 91,807 shares which will be issuable to Mr. Barrett upon the exercise of MicroTel options and warrants. Also includes 10,886 shares held by various trusts of which Mr. Barrett is the trustee.


(7) Includes 5,000 shares issuable to Mr. Talan upon the exercise of MicroTel options, 5,000 shares authorized on March 16, 1995 to Mr. Talan as an incentive award to be earned for continuing services over a three-year period, 21,000 shares issued to Mr. Talan upon completion of the Merger and a 150,000 share award authorized on February 19, 1997 for past and future services to the Company.


(8) Includes 30,000 shares issuable upon the exercise of MicroTel options.

(9) Includes 540,000 shares owned by Elk International Corporation Limited, 750,000 shares issuable upon the exercise of MicroTel options and 90,000 shares issuable upon the exercise of MicroTel warrants. Also includes 50,000 shares owned by Daniel Dror and 15,000 shares issuable upon the exercise of MicroTel stock options owned by Mr. Dror. See footnote 10 below.


(10) Includes 15,000 shares issuable upon the exercise of MicroTel stock options, and the shares and shares underlying options and warrants of Elk International Corporation Limited as set forth in footnote
            (9) above. Elkana Faiwuszeiwicz, the President and control person of Elk International Corporation Ltd. ("Elk"), is the brother of Mr. Dror. Based upon information contained in Elk's Schedule 13D filed with the Securities and Exchange Commission dated January 25, 1994, Mr. Dror may be deemed a "control" person of Elk and Mr. Dror, Daniel Dror & Company, Inc. ("DDC") and Elk may be deemed to constitute a "group" as those terms are defined under the Securities Act of 1933, as amended, and Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. Mr. Dror and DDC each disclaim any beneficial ownership in Elk and in stock of the Company owned by Elk.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

            Pursuant to an agreement dated January 5, 1994, the Company issued 300,000 shares of the Company's common stock to the designees of DDC for $600,000 (or $2.00 per share) including 210,000 shares to Elk. Additionally, pursuant to the agreement, the Company issued to Elk warrants to purchase 100,000 shares for $2.50 per share, exercisable at any time prior to December 25, 1995. The Company also entered into a common stock purchase agreement with DDC on March 10, 1994 whereby DDC, or its designee, was to acquire 1,260,000 shares of the Company's common stock for an aggregate of $2,520,000 (or $2.00 per share), payable in cash, or at the option of the Company, in cash, cash equivalents, or marketable securities or any combination thereof. The stockholders of the Company approved the common stock purchase agreement (the Agreement) on April 16, 1994. The Agreement provided for a closing by June 30, 1994 contingent upon all conditions to closing being fulfilled.

            As permitted under the terms of the Agreement, the Board of Directors on July 27, 1994 amended the Agreement, following claims by DDC and its designee raised prior to June 30, 1994 that certain closing conditions had not been satisfied. The amended Agreement required the Company to issue and sell 911,484 shares to Elk as designee of DDC, for an aggregate purchase price of $1,882,967 (based on the previously agreed price of $2.00 per share), in cash, cash equivalents or marketable securities. In September 1994, Elk tendered the assignment of an interest-free promissory note in the amount of $805,555 secured by shares of another public company and transferred a brokerage account to the Company consisting of cash and common stock of $1,077,412 amounting to an aggregate of $1,882,967 (the Company assumed the liability for certain financial instruments amounting to $506,250 which were secured by the cash and common stock investments in the brokerage account). Subsequent to this transfer, a loan of $226,000 was made from the brokerage account to another entity controlled by DDC which loan was payable with 15% interest on December 31, 1995. Although no formal agreements were signed, DDC indicated its intent to reimburse the Company for any loss resulting from the settlement of the financial instruments and indebtedness from the related party. The acceptance of the consideration received and subsequent loan were authorized by Daniel Dror in his capacity as Chairman of the Company's investment committee prior to formal review by the Board of Directors.

            The Board of Directors subsequently reviewed the consideration tendered under the amended Agreement and determined that it would be in the best interests of the Company to accept payment from Elk with securities less likely to experience significant fluctuations in value. On November 8, 1994 the Company executed a second amendment to the Agreement dated October 16, 1994 with DDC whereby the transactions under the previous amendment were effectively rescinded and the Company agreed to issue and sell 668,725 shares to Elk as designees of DDC, for the aggregate purchase price of $1,337,449 (or $2.00 per share) on or before December 31, 1994.

            In payment of the purchase price under the second amendment to the Agreement, the Company accepted assignment of a promissory note payable to Elk from a limited partnership in the aggregate amount of $1,444,444 payable on December 31, 1995. The face amount of the promissory note includes the purchase price of $1,337,449 plus $106,995, representing interest on the purchase price at an interest rate of 8% per annum for the period commencing on December 31, 1994, through December 31, 1995. At a board meeting held in December 1995 the Company agreed to accept $250,000 to extend the note to December 15, 1996 and $100,000 as prepaid interest for the extension period. The $350,000 was recognized as income in 1996 over the extension period of the note. As a result of this agreement the Board extended the option period of the remaining 90,000 Elk warrants for two years. Payment of the promissory note was secured by escrowed shares of another public company and the shares issued to Elk were being held in escrow and were to be delivered to Elk when the promissory note had been fully satisfied.

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

            On November 15, 1996, the Company and Elk entered into an agreement pursuant to which Elk received (i) an option exercisable for a period of three years to purchase 500,000 shares of Common Stock at an exercise price of $2.375 per share, (ii) the extension of an outstanding warrant to purchase 90,000 shares of Common Stock for three years, and (iii) the return to Elk of the $1,444,444 promissory note. In exchange for the foregoing, the remaining shares held in escrow by the Company and the subscription right were cancelled. The costs of this settlement totalling $807,000, including the valuation of the option grant of $700,000, was recorded in the fourth quarter of 1996.

            Also on November 15, 1996, Mr. Daniel Dror resigned as Chairman and Chief Executive Officer of the Company in anticipation of the pending merger with XIT. Mr. Jack Talan, a director of the Company, was appointed interim Chairman and Chief Executive Officer until consummation of the transaction.

            Upon his resignation, Mr. Dror (or his designee) received as a severance award for past service: (a) 350,000 shares of the Company's common stock; (b) an extension of the exercise period to November 14, 1999 on options he currently holds to purchase 25,000 shares of the Company's common stock; and
(c) options to purchase 250,000 shares of the Company's common stock at a price of $2.375 per share. The latter options are exercisable for a period of 5 years, but only after Mr. Dror repays a certain indebtedness to the Company of approximately $211,000, which amount is due in 5 annual installments and which may be repaid by surrendering the options for value equivalent to the lesser of the future appreciation of the Company's common stock over the exercise price or $.50 per option. On December 3, 1996, it was mutually agreed between the Company and Mr. Dror to substitute an option to acquire 300,000 shares of the Company's Common stock at an exercise price of $.01 per share for 300,000 shares of the previous award and on December 23, 1996 these options were exercised. The compensation expense associated with this grant of $560,000, as well as the value of the 50,000 shares awarded of $119,000 and other costs totaling $82,000 related to the immediate vesting of previous stock based deferred compensation to Mr. Dror and the settlement of certain amounts due the Company by Mr. Dror, were recognized in the fourth quarter of 1996.

            Additionally, during 1996 and 1995, the Company granted 18,000 and 43,000 shares, respectively, as incentive stock awards principally to certain directors and officers, which vest generally over a three-year period. The total value of these shares based on the market price of the Company's common stock on the date of grant totalled $192,000. Compensation expense recognized by the Company for the awards totalled $106,000 and $46,000 for 1996 and 1995, including amortization of related deferred compensation.

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

            On February 25, 1997 through March 5, 1997, Mr. Talan loaned the Company an aggregate of $500,000. Such loans bear interest at the rate of 6% per annum and were repaid on April 25, 1997.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MICROTEL INTERNATIONAL, INC.



Date:  April 30, 1997                  By: /s/ Carmine T. Oliva
                                           ------------------------
                                           Carmine T. Oliva
                                           Chief Executive Officer



In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons and in the capacities on the dates indicated.

        Signature                      Title                      Date
        ---------                      -----                      ----

/s/ Carmine T. Oliva               Chairman of the             April 30, 1997
-----------------------------      Board of Directors
    Carmine T. Oliva


/s/ David A. Barrett               Director                    April 30, 1997
-----------------------------
    David A. Barrett


/s/ Robert B. Runyon               Director                    April 30, 1997
-----------------------------
    Robert B. Runyon


/s/ Barry E. Reifler               Chief Financial             April 30, 1997
-----------------------------      Officer (Principal
    Barry E. Reifler               Accounting and
                                   Financial Officer)


/s/ Laurence P. Finnegan, Jr.      Director                    April 30, 1997
-----------------------------
    Laurence P. Finnegan, Jr.


/s/ Jack E. Talan                   Director                    April 30, 1997
-----------------------------
    Jack E. Talan