Form 10-Q
period 1997-03-31
MICROTEL INTERNATIONAL INC
filed 1997-05-20
CIK 854852

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q




(X) Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarter ended March 31, 1997 or

(  )    Transition report pursuant to Section l3 or l5(d) of the Securities
        Exchange Act of l934

For the transition period N/A

Commission file Number 1-10346

MICROTEL INTERNATIONAL, INC.
       (Exact name of registrant as specified in its charter)

         Delaware                                         77-0226211
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


4290 E. Brickell Street, Ontario California 91761
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number              (909) 391-4321

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class                      Name of each exchange
                                                 on which registered
Common Stock $.0033 par value                           None

Securities registered pursuant to Section 12 (g) of the Act:

                                 None
                                 Title of Class

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_________

         As of March 31, 1997 there were 9,311,179 shares of Common Stock outstanding.

                          MICROTEL INTERNATIONAL, INC.


                               INDEX TO FORM 10-Q



                                                                                     PAGE
                                                                                     ----
Part I - FINANCIAL INFORMATION
         Item l.  Financial Statements

                  Consolidated Condensed Balance Sheets
                  March 31, 1997 and December 31, 1996                                3

                  Consolidated Condensed Statements of Operations
                  Three Months Ended March 31, l997 and l996                          4

                  Consolidated Condensed Statements of Cash Flows
                  Three Months Ended March 31, l997 and l996                          5

                  Notes to Consolidated Condensed Financial Statements             6-10

         Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                11-15

Part II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                  16

         Item 2.  Changes in Securities                                              16

         Item 3.  Defaults upon Senior Securities                                    16

         Item 4.  Submission of Matters to a Vote of Security Holders                16

         Item 5.  Other Information                                                  16

         Item 6.  Exhibits and Reports on Form 8-K                                   16

Signatures                                                                           17

PART 1-FINANCIAL INFORMATION
MICROTEL INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

                                                      MARCH 31,         DEC. 31,
                                                        1997             1996
                                                        ----             ----
                                                            (in thousands)
ASSETS
Current assets:
       Cash and cash equivalents                     $    998         $    886
       Accounts receivable                              6,705            4,738
       Inventories                                      8,836            6,297
       Other current assets                             1,044              724
                                                     --------         --------

       Total current assets                            17,583           12,645

       Plant and equipment-net                          5,292            5,006
       Software development costs-net                     829
       Goodwill-net                                     7,637            2,776
       Other assets                                     1,567            1,092
                                                     --------         --------

                                                     $ 32,908         $ 21,519
                                                     ========         ========


LIABILITIES, REDEEMABLE PREFERRED STOCK
       AND STOCKHOLDERS' EQUITY
Current liabilities:
       Notes payable to related parties              $  1,512         $    352
       Notes payable to institutional lenders           2,913            3,140
       Current portion of long term debt                1,072            1,058
       Accounts payable and accrued expenses           10,693            6,255
       Deferred compensation                              982
                                                     --------         --------

       Total current liabilities                       17,172           10,805

Long term debt                                          3,335            3,565
Deferred compensation liability                           676
Minority interest                                          61               59
                                                     --------         --------

       Total long-term liabilities                      4,072            3,624

Redeemable preferred stock                                811              794

Stockholders' equity:
       Common stock                                        31               20
       Additional paid-in capital and other            14,578            9,412
       Accumulated deficit                             (3,756)          (3,136)
                                                     --------         --------

       Total stockholders' equity                      10,853            6,296
                                                     --------         --------

                                                     $ 32,908         $ 21,519
                                                     ========         ========

See notes to consolidated condensed financial statements.

MICROTEL INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                   FOR THE THREE MONTHS ENDED
                                                            MARCH 31,
                                                     1997             1996
                                                      (in thousands except
                                                       per share amounts)
Net sales                                           $ 7,707         $ 7,336
Cost of sales                                         6,234           5,372
                                                    -------         -------
GROSS PROFIT                                          1,473           1,964

Operating expenses:
        Selling, general and administrative           1,775           1,467
        Engineering and product development              98             106
                                                    -------         -------

INCOME (LOSS) FROM OPERATIONS                          (400)            391

Other income (expense)
        Interest expense                               (198)           (128)
        Other                                            (1)             22
                                                    -------         -------

INCOME (LOSS) BEFORE INCOME TAXES                      (599)            285

Income taxes                                              4               3
                                                    -------         -------

NET INCOME (LOSS)                                   $  (603)        $   282
                                                    =======         =======

NET INCOME (LOSS) PER COMMON SHARE                  $ (0.10)        $  0.05
                                                    =======         =======

WEIGHTED AVERAGE NUMBER OF
        SHARES USED IN CALCULATING
        NET INCOME (LOSS) PER SHARE                   6,244           5,814
                                                    =======         =======

See notes to consolidated condensed financial statements.

MICROTEL INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                 FOR THE THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                    1997         1996
                                                                    ----         ----
                                                                     (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                           $(603)        $ 282
       Reconciliation to cash provided by
       (used in) operations:
              Depreciation and amortization                          162           138
              Amortization of intangible assets                       48            38
              Minority interest                                        2            12
              Changes in operating assets and liabilities:
                    Accounts receivable                             (157)           72
                    Inventories                                      440           (99)
                    Other assets                                     (43)          412
                    Accounts payable and accrued expenses             93          (739)
                                                                   -----         -----

Cash provided by (used in) operations                                (58)          116
                                                                   -----         -----

CASH FLOWS FROM INVESTING ACTIVITIES:
       Net disposals  (purchases) of
              property, plant and equipment                           13          (179)
       Cash acquired in reverse acquisition                          264
                                                                   -----         -----

Cash provided by (used) in investment activities                     277          (179)
                                                                   -----         -----

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net borrowings from (repayments to) related parties           660            27
       Net borrowings (repayments) of other short-term debt         (370)         (271)
       Net borrowings (repayments) of long-term debt                (281)          679
                                                                   -----         -----

Cash provided by financing activities                                  9           435
                                                                   -----         -----

EFFECT OF EXCHANGE RATE CHANGES ON CASH                             (116)          (48)
                                                                   -----         -----

NET INCREASE (DECREASE) IN CASH                                      112           324

CASH AND CASH EQUIVALENTS
       AT BEGINNING OF PERIOD                                        886           392
                                                                   -----         -----

CASH AND CASH EQUIVALENTS
       AT END OF PERIOD                                            $ 998         $ 716
                                                                   =====         =====

See notes to consolidated condensed financial statements.

                          MICROTEL INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

When used in these notes to consolidated condensed financial statements, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend", "should", "believe" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, operating costs and financial position. Specifically, forward-looking statements are included in Notes 2,4, and 5 hereof. Prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially than those included within the forward-looking statements as a result of various factors.

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ORGANIZATION AND BUSINESS

         MicroTel International, Inc. (the Company) is a holding company for its three wholly-owned subsidiaries-CXR Telcom Corporation, CXR S.A., and, effective March 26, 1997, XIT Corporation (XIT). CXR Telcom Corporation and CXR S.A. design, manufacture and market electronic telecommunication test equipment and data communications equipment. XIT designs, manufactures, and markets information technology products, including displays and input components, subsystem assemblies, printed circuits, and hybrid microelectronic circuits. The Company conducts its operations out of various facilities in the U.S., France, England, and Japan and organizes itself in three product line sectors-Circuits, Components and Subsystem Assemblies, and Instrumentation and Test Equipment.

         BASIS OF PRESENTATION

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and therefore do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The unaudited consolidated condensed financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly financial position as of March 31, 1997 and December 31, 1996 and results of operations and cash flows for the three months ended March 31, 1997 and 1996. It is suggested that these interim consolidated financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, l996.

         As discussed more fully in Note 2, the Company merged with XIT on March 26, 1997. The merger was accounted for as a purchase of the Company by XIT in a "reverse acquisition" because the existing shareholders of the Company prior to the merger did not have voting control of the combined entity after the merger. In a reverse acquisition, the accounting treatment differs from the legal form of the transaction, as the continuing legal parent company, the Company, is not assumed to be the acquiror and the financial statements of the combined entity are those of the accounting acquiror (XIT), including any comparative prior year financial statements presented by the combined entity after the business combination. Consequently,the consolidated condensed financial statements include the accounts of XIT and its subsidiaries, and beginning March 26, 1997, include the Company and its other subsidiaries, CXR Telcom Corporation and CXR S.A. (the Former Company).

         Intercompany balances and transactions are eliminated in consolidation and the currencies of the countries in which foreign subsidiaries are located are considered their functional currencies. Cumulative translation adjustments result from converting from these functional currencies to U.S. dollars.

         FISCAL YEAR END CHANGE

         In connection with the reverse acquisition accounting treatment described above, XIT changed its fiscal year end from September 30 to December 31 to adopt the fiscal year end of the Former Company.

         STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

         In accord with the reverse acquisition accounting treatment, the capital accounts of XIT have been restated to give effect to the merger exchange ratio (1.451478 common shares of the Company for each common share of XIT) and to convert XIT's no par value common stock to $.0033 par value common stock of the Company.


         Net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Common stock equivalents were antidilutive and therefore not part of the shares used in calculating net income (loss) per share for the three months ended March 31, 1997 and 1996, respectively.

         On March 3, 1997 the Financial Accounting Standards Board issued FAS No. 128 "Earnings per Share" (FAS 128), which will become effective for the Company for its year end December 31, 1997, requiring restatement of quarterly and prior year financial information, if applicable. This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB No. 15 "Earnings per Share". FAS No. 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share of APB No. 15. The potential effects of FAS 128 on the consolidated condensed financial statements presented herein has yet to be determined.

(2)MERGER WITH XIT

         On March 26, 1997, XIT of Ontario, California merged with a wholly-owned, newly formed subsidiary of the Company, with XIT as the surviving subsidiary. Pursuant to the transaction, the former shareholders of XIT were issued approximately 6,115,000 shares of common stock of the Company, or approximately 66% of the issued and outstanding common stock. In addition, holders of XIT stock options and warrants collectively have the right to acquire an additional 2,153,240 shares of common stock. Collectively, then the former XIT shareholders own, or have the right to acquire,approximately 65% of the Common Stock of the Company on a fully-diluted basis as of the date of the transaction.

         As noted above, the merger is accounted for as a purchase of the Former Company by XIT. Accordingly, the purchase price consists of the value of the common stock outstanding of the Former Company at the date of the merger of $5,011,000 plus estimated direct costs of the acquisition of $636,000 and the acquired assets and liabilities of the Former Company have been recorded at their estimated fair values at the date of the merger. The excess of $4,904,000 of the purchase price over the preliminary valuation of the net assets acquired was recorded as goodwill and is being amortized on a straight-line basis over 15 years. The preliminary purchase price allocation is subject to change when additional information concerning asset and liability valuations is obtained.

         The following represents the unaudited pro forma results of operations as if the merger had occurred at the beginning of the periods indicated and combines the Former Company's results of operations for the year ended December 31, 1996 and the three months ended March 31, 1997 with those of XIT's for its year ended September 30, 1996 and the three months ended March 31, 1997, respectively, with adjustments to reflect amortization of the estimated excess price over the fair value of the net assets acquired. (in thousands, except per share amounts)

                                           Quarter         Year
                                            Ended          Ended
                                           March 31,     December 31,
                                             1997            1996
                                             ----            ----
         Net sales                          $10,703         $47,551
                                            =======         =======
         Net loss                           $(2,694)        $(3,782)
                                            =======         =======
         Net loss per common share          $  (.29)        $  (.42)
                                            =======         =======

         The pro forma results of operations above do not purport to be indicative of the results that would have occurred had the merger taken place at the beginning of the periods presented or of results which may occur in the future.

(3)INVENTORIES

         Inventories consist of the following at March 31, 1997 and December 31, 1996:

                                       (in thousands, except
                                         per share amounts)
                               March 31,                   December 31,
                                1997                           1996
                                ----                           ----
Raw materials                   $4,118                         $2,718
Work-in-process                  3,146                          2,642
Finished goods                   3,578                          1,289
Reserves                        (2,006)                          (352)
                                =======                        =======
                                $8,836                         $6,297
                                =======                        =======


(4)BANKING ARRANGEMENTS

         Both XIT and a subsidiary have bank lines of credit which expired originally on January 15, 1997, and which currently expire under extension arrangements on June 30, 1997. Additionally, both XIT and the subsidiary are in violation of certain covenants under the related loan agreements. Although the bank has not waived these defaults, it has agreed to forbear from taking any action with respect to same until the extended expiration date. Based on discussion with the bank, management believes that these lines will be renewed with more favorable advance rates against related collateralized assets and with less restrictive financial covenants. However, there can be no assurance that this will occur. Outstanding borrowings under these lines of credit were $2,124,000 and $2,027,000 at March 31, 1997 and December 31, 1996, respectively.

(5)LITIGATION

         In September, 1994 Raymond Jacobson, a former officer and director of the Company and a participant in the Company's deferred compensation plan, brought an action against the Company in the California Superior Court, Santa Clara County, alleging that the Company has breached its contract to pay Mr. Jacobson $3,495 bi-weekly for life under his deferred compensation agreement dated May 11, 1993 (the "1993 Agreement"), by discontinuing payment in August 1994. The 1993 Agreement superseded a previous deferred compensation agreement dated April 1, 1977 (the "1977 Agreement") which had provided for twice the level of payments. Mr. Jacobson was claiming damages of approximately $1,200,000, which he purported to be the present value of all payments to be made under the 1993 Agreement. In June 1995 the Company paid Mr. Jacobson all amounts past due under the contract plus interest and reinstated the bi-weekly payments, which have continued to date.

         On May 20, 1996, Daniel Dror & Co, Inc. ("DDC"), instituted a suit against Mr. Jacobson in the District Court for Galveston County, Texas alleging damages arising from DDC's investment of more than $2,000,000 for the purchase of 1,072,000 shares of the Company's common stock. On February 11, 1997, Mr. Jacobson, through his attorney, demanded that the Company indemnify him, hold him harmless and pay for the cost of defense, including reasonable attorney's fees and costs in connection with the litigation instituted against him by DDC. This suit was subsequently dismissed by DDC.

         On February 14, 1997, Mr. Jacobson, through his attorney, gave notice to the Company that he believed that the litigation instituted against him by DDC provided a basis for him to rescind the 1993 Agreement and assert his rights to full payment under the 1977 Agreement

         Notwithstanding the above, the Company management and Mr. Jacobson have conducted settlement discussions since June 1996, and the Company believes that an enforceable settlement was reached on January 22, 1997. Mr. Jacobson apparently disclaims this agreement based on the actions noted above. On February 28, 1997 the Company filed a motion for continuance to file a counterclaim asserting that the January 22, 1997 agreement supersedes all previous agreements with Mr. Jacobson.

         A court supervised settlement conference with Mr. Jacobson was held on March 26, 1997. Although a tentative settlement was reached, the settlement was subject to fulfillment of a number of conditions subsequent which did not occur and therefore was not binding on either party. Subsequent thereto, several settlement offers have been proposed by plaintiff's counsel, none of which are acceptable to the Company. A trial in the matter has been scheduled for August 25, 1997.

         The Company does not believe that the value of a settlement of the above matter or alternatively a trial judgement will be materially in excess of amounts already recorded by the Company for the deferred compensation arrangement.

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

         Although the ultimate outcome of the matters noted above cannot be predicted with certainty, pending actual resolution, in the opinion of management, the disposition of these matters will not have a material adverse affect on the consolidated results of operations or financial position.

(6) PRIVATE PLACEMENT

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

         On April 14, 1997, a first closing occurred on 2,000,000 investment units, for gross proceeds of $5,000,000. Net proceeds to the Company were $4,400,000. The offering, which is structured to accommodate multiple closings, would terminate on the earlier of i) the date the maximum offering of $10,000,000 is contracted or ii) the currently extended termination date of May 31, 1997.

                          MICROTEL INTERNATIONAL, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

         When used in this Management's Discussion and Analysis of Financial Condition and Results of Operations, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend", "should", "believe" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, operating costs and financial position. Specifically, forward-looking statements are included in the following sections below: Results of Operations-Effects of Acquisitions on the Three Months Ended March 31, 1997, Liquidity and Capital Resources, and Outlook. Prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially than those included within the forward-looking statements as a result of various factors.

         As discussed in Note 1 to the consolidated condensed financial statements, the financial statements presented are those of XIT Corporation (XIT) because of the reverse acquisition by XIT of MicroTel International, Inc.(the Company) and its subsidiaries in a merger on March 26, 1997. The pre-merger Company and "accounting acquiree" is described as CXR in the discussion below.

         RESULTS OF OPERATIONS

         EFFECTS OF ACQUISITIONS ON THE THREE MONTHS ENDED MARCH 31, 1997

         The consolidated results of operations for the three months ended March 31, 1997 include the full or partial results of operations of three companies acquired since March 31, 1996. They include the full quarterly results of both Etch-Tek, Inc., a manufacturer of printed circuit boards acquired on May 1, 1996, and Abbott Electronics Ltd., a British manufacturer of power supplies acquired on September 1, 1996. They also include the results of operations of CXR for the five days ended March 31, 1997. The table below separates the results of the acquired entities from the consolidated totals for the three months ended March 31, 1997 in order to provide a more meaningful basis for a comparative discussion of these results versus the three months ended March 31, 1996.

                                                        (in thousands)
                                                Three Months Ended March 31
                                        ------------------------------------------------------------------
                                                               1997                                   1996
                                        -------------------------------------------------           ------
                                        Consolidated       Acquisitions       Comparative
                                        ------------       ------------       -----------
Net sales                                     $7,707             $2,540            $5,167           $7,336
Cost of sales                                  6,234              1,856             4,378            5,372
                                        ------------       ------------       -----------           ------
Gross profit                                   1,473                684               789            1,964
Selling expense                                 (613)              (161)             (452)            (659)
General & administrative                      (1,162)              (418)             (744)            (808)
Engineering & product development                (98)               (31)              (67)            (106)
Interest                                        (198)               (71)             (127)            (128)
Other income (expense)                            (1)                                  (1)              22
Income taxes                                      (4)                                  (4)              (3)
                                        ------------       ------------       -----------           ------
Net income (loss)                             $ (603)            $    3            $ (606)          $  282
                                        ============       ============       ===========           ======


As can be seen from the table, the consolidated results of operations for the three months ended were significantly impacted by the results of the acquired companies. Net sales, gross profit, and operating expenses (selling, general and administrative, and engineering and product development) of these companies represented 32.9%, 46.4%, and 32.6%, respectively, of the consolidated totals.

The table following summarizes by company the incremental results related to the acquired companies for the three months ended March 31, 1997:


                                                        (in thousands)
                                        Etch-Tek           Abbot              CXR                   Total
                                        -----              ------             -----                 ------
Net sales
Gross profit                            $ 947              $1,093             $ 500                 $2,540
                                        =====              ======             =====                 ======
                                        $  44              $  428             $ 212                    684
                                        =====              ======             =====                 ======
Operating expenses                       (177)               (326)             (107)                  (610)
Interest expense                          (16)                (55)                                     (71)
                                        -----              ------             -----                 ------
Net income (loss)                       $(149)             $   47             $ 105                 $    3
                                        =====              ======             =====                 ======

The level of business volume for CXR for the five days ended March 31, 1997 is not indicative of its pro rata sales per period, as its revenues have historically been higher towards the end of each quarter due to the buying patterns of its principal customers. For the entire three months ended March 31, 1997, CXR incurred a net loss of $(1,904,000) on net sales of $3,496,000. Included in these quarterly results prior to March 26, 1997, CXR incurred certain significant charges as follows: i) $462,000 of compensation expense related to certain officers and directors whose corporate capacities would terminate or change at the date of the merger with XIT and ii) $287,000 of asset write-downs and severance costs related to the reassessment of the impact on asset realizable values and certain cutbacks in personnel, respectively, necessitated by the continuing sluggishness of its business volume. These charges directly impacted the net loss of CXR for the quarter, as there are no tax effects because CXR is in a net operating loss carryforward position. Additionally, the consolidated results of operations for the three months ended March 31, 1997 included amortization of the goodwill originating in the acquisition of CXR of $5,000 for the five days days subsequent to the merger, whereas annual amortization is estimated to approximate $327,000.

Although not necessarily indicative of the results that would have occurred or of results which may occur in the future, Note 2 to the consolidated financial statements presents summary pro forma results as if the merger had taken place at the beginning of the first quarter of 1997.

COMPARATIVE RESULTS OF OPERATIONS - 1ST QUARTER 1997 VS 1ST QUARTER 1996

The following discussion relates to the comparison of the results of operations for the three months ended March 31, 1997, excluding the results of the acquired companies, to the results for the same period of the prior year ( see the first table above under Effects of Acquisitions on the Three Months Ended March 31,
1997).

Net sales for the first quarter of 1997 declined by $2,169,000 or 29.6% from those in the same period of the prior year. This decline was comprised of lower net sales for the Company's Circuits Sector and Components and Subsystem Assemblies Sector of $1,636,000 and $533,000, respectively. The decrease in the Circuits Sector was due principally to lower demand from the major customer of the group, Motorola, compounded by an inability to ship the lower level of orders received as a result of material sourcing problems caused by cash flow constraints. The decrease in the Components and Subsystem Assemblies Sector was due principally to the loss of a major account for display monitors.

Gross profit, as a percentage of sales, declined from 26.8% in the first quarter of 1996 to 15.3% for the first quarter of 1997. This decline was the direct result of the lower sales volume noted above and the consequential decline in absorption of the Company's fixed manufacturing costs, particularly in the capital intensive Circuits Sector.

Operating expenses (selling, general and administrative, and engineering and product development) declined by $310,000 in total from $1,573,000 in the first quarter of 1996 to $1,263,000 in the first quarter of 1997. Selling expenses, which include a significant commissions component and are therefore largely variable, were comparable as a percentage of sales at 8.8% in 1997 versus 9% in 1996. General and administrative expenses in 1997 declined by $64,000 or 7.9% from 1996 as a combined result of the streamlining of the administrative structure in the Circuits Sector, offset in part by higher corporate administrative costs. The latter corporate cost increases relate principally to higher personnel costs and the implementation of a new computer system. Engineering and product development expenses declined by $39,000 from 1996 to 1997 due principally to an increase in the amount of such costs billable to specific contracts.

Interest expense was approximately the same between the two periods reflecting comparable average borrowings during the periods. Other income (expense) is principally comprised of foreign currency exchange gains and losses incurred during the respective periods.

Income taxes are nominal in the respective periods as the Company is in a loss carryforward position for Federal income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

Cash of $58,000 was used in operations in the first quarter of 1997 versus cash of $116,000 being provided by operations in the first quarter of 1996. The increase in cash use was caused by the decline in results of operations, coupled with changes in working capital management during the respective periods. In the first quarter of 1996, the Company had refinanced its bank borrowings on more favorable terms and used much of the incremental cash to pay down older accounts payable. In 1997, the Company reduced its inventory levels and elongated its payables cycle due to lack of available borrowings.

As discussed in Note 4 to the consolidated condensed financial statements, the bank lines of credit for both XIT Corporation and one of its subsidiaries expire under current extension arrangements on June 30, 1997. Based on discussions with the bank, management believes that the lines will be renewed with more favorable advance rates and less restrictive financial covenants. However, there can be no assurances that this will occur.

On February 20, 1997, the Company accepted a commitment from Yorkton Securities Inc. ("Yorkton"), pursuant to which Yorkton would use its best efforts to raise a minimum of $5,000,000 and a maximum of $10,000,000 through a private placement of investment units consisting of one share of restricted common stock and one quarter of a warrant to purchase one share of restricted common stock. On April 14, 1997, a first closing occurred on 2,000,000 investment units, for gross proceeds of $5,000,000. Net proceeds to the Company were $4,400,000. The Units were issued to European institutional investors pursuant to the exemption afforded by Regulation S under the Securities Act of 1933, as amended. The offering, which is structured to accommodate multiple closings, would terminate on the earlier of i) the date the maximum offering of $10,000,000 is contracted or ii) the currently extended termination date of May 31, 1997.

The proceeds of the first closing of the Yorkton private placement have alleviated the immediate cash flow problems of the Company, however management believes that future cash flows from operations will need to be supplemented to support its working capital and business development needs in 1997. If a second closing for a substantial amount of the remainder of the outstanding Yorkton offering does not occur, management will actively seek additional funds through an additional private placement of debt or equity securities. There can be no assurance, however, that alternative financing will be available, or if available, that it will be on terms favorable to the Company.

There are two significant legal proceedings pending against the Company (see
Note 5 to the consolidated condensed financial statements). Management believes that the outcome of these pending litigations will not have a material adverse effect on the results of operations or financial position of the Company.

OUTLOOK

In the Circuits Sector, sales demand for product from Motorola has increased in the subsequent period and the Company's delivery performance has improved. Further, sales efforts for the Sector have been intensified, with initial success, to both increase sales volume and to dilute the Sector's concentration in and consequential dependence on Motorola. The Company has also implemented yield improvement measures, reductions in overtime and outsourcing, and improved cost controls in the Sector's operations, and further, expects higher pricing for digital products sold to Motorola as the current contracts are renewed. The combination of the above factors and the positive effects of increased volume on absorption of fixed manufacturing costs should improve gross profit margins in the future.

In the Components and Subsystem Assemblies Sector, the Company is in the process of qualifying itself and its products with a new prospective customer. If obtained, revenues from such customer should replace the loss in revenue which resulted from the loss of the major display monitor account in 1996.

During 1996 and continuing in the first quarter of 1997, domestic sales of the Instrumentation and Test Equipment Sector (CXR Telcom and CXR S.A.) were negatively impacted by delays in buying by its principal customers, as a result of the consolidation and/or restructuring of these companies in the wake of the passage of the Telecommunications Bill of 1996, and European sales were negatively impacted by a decline in sales to France Telecom during its pre-privatization reorganization and a generally weak French economy. Additionally, sales for both operating subsidiaries have been negatively impacted by the rapid obsolescence of the analog-based components of their product lines, particularly older transmission products; and further, both sales and margins have been impacted by extreme price competition for transmission products in general.

In the fourth quarter of 1996 and in the first quarter of 1997 prior to the merger, CXR reduced the carrying value of certain inventory and capitalized software by $1,006,000 and $209,000, respectively. These write-downs resulted from its reassessments of the anticipated continuing near-term impact of the industry and economic factors noted above on asset realizability. Although, the Company believes based on its current assessment that the write-downs are adequate, there can be no assurance that further write-downs of operating assets, as well as write-downs of the goodwill originating in the merger, will not be necessary should actual business conditions deteriorate.

Although the negative impact of the reorganizations of the Sector's domestic customers continues, is believed to be a temporary phenomenon. The industry repositioning is expected to result in growth as the changed entities emerge and the long distance carriers vie for the local loop business of the RBOC's and as the RBOC's compete for long distance services. Final implementation guidance on the deregulation provided for in the Telecommunications Bill of 1996 was released in late August 1996 by the federal government allowing the local and long distance telephone companies to begin entering each other's markets. CXR Telcom has been working with its customers to prepare for their future needs in the expansion of their markets. The first major order received in support of such expansion was a $2,340,000 order from AT&T in April 1997 for equipment to support AT&T's expansion into the local markets.

To overcome the negative factors impacting the Sector's European operation, CXR S.A. has implemented several changes to its business strategy. It has introduced a new line of ISDN Terminal Adapters to its transmission product line, has begun a new business unit which provides networking solutions to the business user utilizing O.E.M. products, and has refocused its marketing to expand its markets outside of France, including the establishment of a subsidiary in England. Revenue improvements have begun to be realized as a result of these efforts.

         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         No material developments. See Note 5 - Litigation of the accompanying unaudited consolidated condensed financial statements and Item 3. Legal Proceedings of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 for a description of previously reported proceedings.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         a) Exhibits-none.

         b) A report on Form 8-K dated January 6, 1997 under Item 2. Acquisition and Disposition of Assets was filed on January 21, 1997 and subse-quently amended on Form 8-KA filed March 17, 1997.

                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MicroTel International, Inc.

                                       /s/  Barry E. Reifler
May 20, 1997                           ----------------------------------------
                                       Barry E. Reifler, CFO
                                       (Principal Accounting and
                                       Financial Officer)