Form 10-Q/A
period 1997-03-31
MICROTEL INTERNATIONAL INC
filed 1997-06-18
CIK 854852

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q/A




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
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)


                                                      MARCH 31,         DEC. 31,
                                                        1997             1996
                                                        ----             ----
                                                            (in thousands)
ASSETS
Current assets:
       Cash and cash equivalents                     $    998         $    886
       Accounts receivable                              6,705            4,738
       Inventories                                      8,836            6,297
       Other current assets                             1,044              724
                                                     --------         --------

       Total current assets                            17,583           12,645

       Plant and equipment-net                          5,292            5,006
       Software development costs-net                     829
       Goodwill-net                                     6,697            1,836
       Other assets                                     1,567            1,092
                                                     --------         --------

                                                     $ 31,968         $ 20,579
                                                     ========         ========


LIABILITIES, REDEEMABLE PREFERRED STOCK
       AND STOCKHOLDERS' EQUITY
Current liabilities:
       Notes payable to related parties              $  1,512         $    352
       Notes payable to institutional lenders           2,913            3,140
       Current portion of long term debt                1,072            1,058
       Accounts payable and accrued expenses           10,693            6,255
       Deferred compensation                              982
                                                     --------         --------

       Total current liabilities                       17,172           10,805

Long term debt                                          3,335            3,565
Deferred compensation liability                           676
Minority interest                                          61               59
                                                     --------         --------

       Total long-term liabilities                      4,072            3,624

Redeemable preferred stock                                811              794

Stockholders' equity:
       Common stock                                        31               20
       Additional paid-in capital and other            14,578            9,412
       Accumulated deficit                             (4,696)          (4,076)
                                                     --------         --------

       Total stockholders' equity                       9,913            5,356
                                                     --------         --------

                                                     $ 31,968         $ 20,579
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


                                           Quarter           Year
                                            Ended            Ended
                                           March 31,     September 30,
                                             1997            1996
                                             ----            ----
         Net sales                          $10,703         $47,552
                                            =======         =======
         Net loss                           $(2,694)        $(3,841)
                                            =======         =======
         Net loss per common share          $  (.29)        $  (.42)
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

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K


         a) Exhibits:

            27.1-Restated Financial Data Schedule for the Three Months Ended
                 March 31, 1997

            27.2-Restated Financial Data Schedule for the Three Months Ended
                 March 31, 1996


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


                                       MicroTel International, Inc.

                                       /s/  Barry E. Reifler
June 18, 1997                          ----------------------------------------
                                       Barry E. Reifler, CFO
                                       (Principal Accounting and
                                       Financial Officer)