Form 10-QT
period 1996-12-31
MICROTEL INTERNATIONAL INC
filed 1997-07-07
CIK 854852

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q




( ) Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarter ended   N/A   or

(X) Transition report pursuant to Section l3 or l5(d) of the Securities Exchange Act of l934

For the transition period from October 1, 1996 to December 31, 1996

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

  Title of each class                               Name of each exchange
                                                    on which registered
                                                    ----------------------
Common Stock $.0033 par value                       None
--------------------------------------------------------------------------

Securities registered pursuant to Section 12 (g) of the Act:

                                 None
--------------------------------------------------------------------------
                                 Title of Class

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X         No
                                               -------        -------

As of July 3, 1997, there were 11,391,179 shares of common stock outstanding.

                          MICROTEL INTERNATIONAL, INC.



                    INDEX TO TRANSITION REPORT ON FORM 10-Q



                                                                                        PAGE
Part I -  FINANCIAL INFORMATION

   Item l.  Financial Statements

            Consolidated Condensed Balance Sheets
            December 31, 1996 and September 30, 1996                                        3

            Consolidated Condensed Statements of Operations
            Three Months Ended December 31, l996 and l995                                   4

            Consolidated Condensed Statements of Cash Flows
            Three Months Ended December 31, l996 and l995                                   5

            Notes to Consolidated Condensed Financial Statements                         6-11

   Item 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                                            12-15

Part II - OTHER INFORMATION

   Item 1.  Legal Proceedings                                                              16

   Item 2.  Changes in Securities                                                          16

   Item 3.  Defaults upon Senior Securities                                                16

   Item 4.  Submission of Matters to a Vote of Security Holders                            16

   Item 5.  Other Information                                                              16

   Item 6.  Exhibits and Reports on Form 8-K                                               16

Signatures                                                                                 17

PART 1-FINANCIAL INFORMATION
MICROTEL INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

                                                            DEC. 31,                  SEPT. 30,
                                                              1996                      1996
                                                              ----                      ----
                                                                      (in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                               $            886       $              785
  Accounts receivable                                                4,734                    4,568
  Inventories                                                        6,297                    6,505
  Other current assets                                                 714                      556
                                                         ------------------     --------------------

  Total current assets                                              12,631                   12,414

  Plant and equipment-net                                            5,006                    5,060
  Goodwill-net                                                       1,836                    1,903
  Other assets                                                       1,091                      236
                                                         ------------------     --------------------

                                                          $         20,564       $           19,613
                                                         ==================     ====================


LIABILITIES, REDEEMABLE PREFERRED STOCK
  AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable to related parties                        $            352       $               27
  Notes payable to institutional lenders                             3,140                    2,837
  Current portion of long term debt                                  1,073                      912
  Accounts payable and accrued expenses                              6,526                    6,475
                                                         ------------------     --------------------

  Total current liabilities                                         11,091                   10,251

Long term debt                                                       3,549                    2,678
Minority interest                                                       68                       64
                                                         ------------------    ---------------------

  Total long-term liabilities                                        3,617                    2,742

Redeemable preferred stock                                             794                      775

Stockholders' equity:
  Common stock                                                       9,018                    9,018
  Accumulated deficit                                               (4,109)                  (3,201)
  Foreign currency translation adjustments                             153                       28
                                                         ------------------     --------------------

  Total stockholders' equity                                         5,062                    5,845
                                                         ------------------     --------------------

                                                          $         20,564       $           19,613
                                                         ==================     ====================


           See notes to consolidated condensed financial statements.

MicroTel International, Inc.
Consolidated Condensed Statements of Operations
(Unaudited)


                                                                   FOR THE THREE MONTHS ENDED
                                                                             DECEMBER 31,
                                                              1996                              1995
                                                              ----                              ----
                                                                        (in thousands except
                                                                          per share amounts)
Net sales                                                 $          7,887                $          6,796
Cost of sales                                                        6,524                           5,073
                                                         ------------------              ------------------
Gross profit                                                         1,363                           1,723

Operating expenses:
  Selling, general and administrative                                1,975                           1,371
  Engineering and product development                                   68                              76
                                                         ------------------              ------------------

INCOME (LOSS) FROM OPERATIONS                                         (680)                            276

Other income (expense)
  Interest expense                                                    (183)                            (98)
  Other                                                                (12)                            (27)
                                                         ------------------              ------------------

INCOME (LOSS) BEFORE INCOME TAXES                                     (875)                            151

Income taxes                                                            14
                                                         ------------------              ------------------

NET INCOME (LOSS)                                         $           (889)               $            151
                                                         ==================              ==================

NET INCOME (LOSS) PER COMMON SHARE                        $          (0.15)               $           0.02
                                                         ==================              ==================

WEIGHTED AVERAGE NUMBER OF
  SHARES USED IN CALCULATING
  NET INCOME (LOSS) PER SHARE                                        6,063                           5,814
                                                         ==================              ==================




           See notes to consolidated condensed financial statements.

MicroTel International, Inc.
Consolidated Condensed Statements of Cash Flows
(Unaudited)

                                                                                            FOR THE THREE MONTHS ENDED
                                                                                                   DECEMBER 31,
                                                                                          1996                       1995
                                                                                          ----                       ----
                                                                                                  (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                     $     (889)              $         151
  Reconciliation to cash provided by
  (used in) operations:
           Depreciation and amortization                                                       209                         134
           Amortization of intangible assets                                                    67                          67
           Minority interest                                                                     4                          (5)
           Equity in loss of real estate partnership                                            13
           Changes in operating assets and liabilities:
                    Accounts receivable                                                       (166)                        (34)
                    Inventories                                                                208                         329
                    Other assets                                                              (157)                       (333)
                    Accounts payable and accrued expenses                                       51                        (112)
                                                                                       ------------             ---------------

Cash provided by (used in) operations                                                         (660)                        197
                                                                                       ------------             ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                                  (155)                        (92)
  Investment in and loan to real estate partnership                                           (868)
                                                                                       ------------             ---------------

Cash used in investment activities                                                          (1,023)                        (92)
                                                                                       ------------             ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings from (repayments to) related parties                                          325                          (4)
  Net borrowings (repayments) of other short-term debt                                         303                        (279)
  Net borrowings (repayments) of long-term debt                                              1,032                        (384)
                                                                                       ------------             ---------------

Cash provided by (used in) financing activities                                              1,660                        (667)
                                                                                       ------------             ---------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                        124                         (24)
                                                                                       ------------             ---------------

NET INCREASE (DECREASE) IN CASH                                                                101                        (586)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                                                       785                         978
                                                                                       ------------             ---------------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                                                      $      886               $         392
                                                                                       ============             ===============




           See notes to consolidated condensed financial statements.

                         MICROTEL  INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

WHEN USED IN THESE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, THE WORDS "MAY," "WILL," "EXPECT," "ANTICIPATE," "CONTINUE," "ESTIMATE," "PROJECT," "INTEND", "SHOULD", "BELIEVE" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 REGARDING EVENTS, CONDITIONS AND FINANCIAL TRENDS THAT MAY AFFECT THE COMPANY'S FUTURE PLANS OF OPERATIONS, BUSINESS STRATEGY, OPERATING COSTS AND FINANCIAL POSITION. SPECIFICALLY, FORWARD-LOOKING STATEMENTS ARE INCLUDED IN NOTES 2,4, AND 6 HEREOF. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO RISKS AND UNCERTAINTIES AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY THAN THOSE INCLUDED WITHIN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       ORGANIZATION AND BUSINESS
       MicroTel International, Inc. (the Company) is a holding company for its three wholly-owned subsidiaries- CXR Telcom Corporation, CXR S.A., and, effective March 26, 1997, XIT Corporation (XIT). CXR Telcom Corporation and CXR S.A.(collectively "CXR") design, manufacture and market electronic telecommunication test equipment and data communications equipment. XIT designs, manufactures, and markets information technology products, including displays and input components, subsystem assemblies, printed circuits, and hybrid microelectronic circuits. The Company conducts its operations out of various facilities in the U.S., France, England, and Japan and organizes itself in three product line sectors- Circuits, Components and Subsystem Assemblies, and Instrumentation and Test Equipment. The Company's Instrumentation and Test Equipment Sector business is conducted solely by CXR and therefore its results of operations are not included in the accompanying consolidated condensed financial statements for the three months ended December 31, 1996 and 1995.


       BASIS OF PRESENTATION
       The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and therefore do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The unaudited consolidated condensed financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the Company's financial position as of December 31, 1996 and September 30, 1996 and its results of operations and cash flows for the three months ended December 31, 1996 and 1995. It is suggested that the accompanying consolidated condensed financial statements be read in conjunction with the Company's Consolidated Financial Statements for the three years ended September 30, 1996, 1995 and 1994 included in its Registration Statement on Form S-1 (No. 33-29925) filed on June 24, 1997.

       As discussed more fully in Note 2, the Company merged with XIT on March 26, 1997. The merger was accounted for as a purchase of the Company by XIT in a "reverse acquisition" because the existing shareholders of the Company prior to the merger did not have voting control of the combined entity after the merger. In a reverse acquisition, the accounting treatment differs from the legal form of the transaction, as the continuing legal parent company, the Company, is not assumed to be the acquiror and the financial statements of the combined entity are those of the accounting acquiror (XIT), including any comparative prior year financial statements presented by the combined entity after the business combination. Consequently,the consolidated condensed financial statements include the accounts of XIT and its wholly and majority-owned subsidiaries, and beginning March 26, 1997, will include the Company and its other subsidiaries, CXR Telcom Corporation and CXR S.A. (the Former Company). XIT's 50% investment in a real estate partnership (see Note 5) is accounted for using the equity method.

       Intercompany balances and transactions are eliminated in consolidation and the currencies of the countries in which foreign subsidiaries are located are considered their functional currencies. Cumulative translation adjustments result from converting from these functional currencies to U.S. dollars.

       FISCAL YEAR END CHANGE
       In connection with the reverse acquisition accounting treatment described above, XIT changed its fiscal year end from September 30 to December 31 to adopt the fiscal year end of the Former Company. This report provides the financial information for XIT for the transition period between its fiscal year ended September 30, 1996 and the beginning of its new fiscal year, January 1, 1997.

       STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE
       In accord with the reverse acquisition accounting treatment, the capital accounts of XIT will be restated at the merger date to give effect to the merger exchange ratio (1.451478 common shares of the Company for each common share of XIT) and to convert XIT's no par value common stock to $.0033 par value common stock of the Company. Weighted average shares used in the net income (loss) per share computations presented have been restated to reflect the exchange.

       Net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Common stock equivalents were antidilutive and therefore not part of the shares used in calculating net income (loss) per share for the three months ended December 31, 1996 and 1995, respectively. The accretion of the excess of the redemption value over the carrying value of redeemable preferred stock of $19,000 and $20,000 have been deducted from net income (loss) for the three months ended December 31, 1996 and 1995, respectively, in arriving at net income (loss) applicable to common stockholders used in the calculations of net income (loss) in those periods.

       On March 3, 1997 the Financial Accounting Standards Board issued FAS No. 128 "Earnings per Share" (FAS 128), which will become effective for the Company for its year end December 31, 1997, requiring restatement of quarterly and prior year financial information, if applicable. This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB No. 15 "Earnings per Share". FAS No. 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share of APB No. 15. As common stock equivalents have historically been antidilutive, implementation is expected to have no effect on previously reported EPS. However, based on the current trading value of the Company's common stock and assuming the Company is profitable, it is expected that future presentations of EPS will include differing values for Basic and Diluted EPS due to the effects of common stock equivalents.

(2) MERGER WITH XIT
       On March 26, 1997, XIT of Ontario, California merged with a wholly-owned, newly formed subsidiary of the Company, with XIT as the surviving subsidiary. Pursuant to the transaction, the former shareholders of XIT were issued approximately 6,119,000 shares of common stock of the Company, or approximately 66% of the issued and outstanding common stock. In addition, holders of XIT stock options and warrants collectively have the right to acquire an additional 2,153,240 shares of common stock. Collectively, then the former XIT shareholders own, or have the right to acquire,approximately 65% of the Common Stock of the Company on a fully-diluted basis as of the date of the transaction.

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

       The following represents the unaudited pro forma results of operations as if the merger had occurred at the beginning of the periods indicated and combines the Former Company's results of operations for the year ended December 31, 1996 and the three months ended December 31, 1996 with those of XIT's for its year ended September 30, 1996 and the three months ended December 31, 1996, respectively, with adjustments to reflect amortization of the estimated excess price over the fair value of the net assets acquired.

                                                        (in thousands, except
                                                          per share amounts)

                                                          3 Months          Year
                                                            Ended           Ended
                                                           Dec 31,       September 30,
                                                             1996            1996
                                                             ----            ----

       Net sales                                           $12,151         $47,552
                                                           =======         =======
       Net loss                                            $(4,627)        $(3,841)
                                                           =======         =======
       Net loss per common share                            $ (.50)         $ (.42)
                                                           =======         =======

       The pro forma results of operations above do not purport to be indicative of the results that would have occurred had the merger taken place at the beginning of the periods presented or of results which may occur in the future.

(3) INVENTORIES
       Inventories consist of the following at December 31, 1996 and September 30, 1996:

                                                  (in thousands, except
                                                     per share amounts)
                                                 December 31,   September 30,
                                                    1996             1996
                                                    ----             ----
       Raw materials                              $2,718          $3,072
       Work-in-process                             2,642           2,950
       Finished goods                              1,289             805
       Reserves                                     (352)           (322)
                                                    ----            ----
                                                  $6,297          $6,505
                                                  ======          ======

(4) BANKING ARRANGEMENTS
       Both XIT and a subsidiary have bank lines of credit which expired originally on January 15, 1997, and which currently expire under extension arrangements on August 30, 1997. Additionally, both XIT and the subsidiary are in violation of certain covenants under the related loan agreements. Although the bank has not waived these defaults, it has agreed to forbear from taking any action with respect to same until the extended expiration date. Based on discussion with the bank, management believes that these lines will be renewed with more favorable advance rates against related collateralized assets and with less restrictive financial covenants. However, there can be no assurance that this will occur. Outstanding borrowings under these lines of credit were $2,027,000 and $1,999,000 at December 31, 1997 and September 30, 1996, respectively.

(5) INVESTMENT IN PARTNERSHIP
       On December 19, 1996, XIT Corporation formed an equal partnership with P&S Development, a California general partnership. The partnership, "Capital Source Partners, A Real Estate Partnership," obtained ownership rights to the 93,000 square foot facility at 4290 East Brickell Street, Ontario, California, 63,000 square feet of which the Company presently leases as its corporate headquarters and as an administrative and factory facility for the Digitran Division of XIT. The lease term currently expires in September 2000, but may be extended to September 2010; and the monthly rent is approximately $36,000.

       XIT's investment in the partnership totalled $118,000 and it has loaned the partnership $750,000, which is due in varying monthly installments through 2001. XIT's 50% ownership in the net assets of the partnership was $768,000 at the date of formation. The $650,000 excess of this amount over XIT's cost of $118,000 (negative goodwill) is netted against the recorded percentage ownership in the net assets of the partnership, such that the net carrying value of the investment at the date of formation of the partnership is XIT's cost. Equity in the loss of the partnership from the date of formation to December 31, 1996 approximated $13,000 and is included in other income(expense) in the consolidated condensed statement of operations for the three months ended December 31, 1996.

(6) LITIGATION
       In September, 1994 Raymond Jacobson, a former officer and director of the Company and a participant in the Company's deferred compensation plan, brought an action against the Company in the California Superior Court, Santa Clara County, alleging that the Company has breached its contract to pay Mr. Jacobson $3,495 bi-weekly for life under his deferred compensation agreement dated May 11, 1993 (the "1993 Agreement"), by discontinuing payment in August 1994. The 1993 Agreement superseded a previous deferred compensation agreement dated April 1, 1977 (the "1977 Agreement") which had provided for twice the level of payments. Mr. Jacobson was claiming damages of approximately $1,200,000, which he purported to be the present value of all payments to be made under the 1993 Agreement. In June 1995 the Company paid Mr. Jacobson all amounts past due under the contract plus interest and reinstated the bi-weekly payments, which have continued to date.

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

       On February 14, 1997, Mr. Jacobson, through his attorney, gave notice to the Company that he believed that the litigation instituted against him by DDC provided a basis for him to rescind the 1993 Agreement and assert his rights to full payment under the 1977 Agreement. A motion for leave to amend the claim against the Company to include this assertion has been filed with the court.

       Notwithstanding the above, the Company management and Mr. Jacobson have conducted settlement discussions since June 1996, and the Company believes that an enforceable settlement was reached on January 22, 1997. Mr. Jacobson apparently disclaims this agreement based on the actions noted above. On February 28, 1997 the Company filed a motion for leave to file a cross-claim asserting that the January 22, 1997 agreement supersedes all previous agreements with Mr. Jacobson.

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

       Currently, the Company's motion for leave to cross-claim has been granted and a trial setting conference has been scheduled for September 3, 1997.

       The Company does not believe that the value of a settlement of the above matter or alternatively a trial judgement will be materially in excess of amounts already recorded by the Company for the deferred compensation arrangement.

       In October 1996, David Scheinfeld brought an action in the Supreme Court of the State of New York, County of New York, to recover monetary damages in the amount of $300,000 allegedly sustained by the failure of the Company, its stock transfer agent and its counsel to timely deliver and register 30,000 shares of Common Stock for which payment had been made. The Company was informed by David Scheinfeld that in order to settle his claims, the Company would have to issue him unrestricted shares of common stock. Since the Company cannot issue unrestricted shares (absent registration), the Company answered Mr. Scheinfeld's motion, seeking to compel him to serve a complaint upon the defendants. On June 30, 1997, the complaint was served.

       Although the ultimate outcome of the matters noted above cannot be predicted with certainty, pending actual resolution, in the opinion of management, the disposition of these matters will not have a material adverse affect on the consolidated results of operations or financial position.

(7) PRIVATE PLACEMENT
       On February 20, 1997, the Company accepted a commitment from Yorkton Securities Inc. ("Yorkton"), pursuant to which Yorkton would use its best efforts to raise a minimum of $5,000,000 and a maximum of $10,000,000 through a private placement of investment units consisting of one share of restricted common stock and one quarter of a warrant to purchase one share of restricted common stock. The pricing of the units is based on a 20% discount from the ten day average closing bid price of the Company's common stock preceding the date of contracting with the institutional investors (the "Average Reported Price"), with a minimum price per unit of $2.50 and maximum price of $3.50. The investors warrants have an exercise price of 130% of the Average Reported Price. Additionally, Yorkton and one other intermediary earn an aggregate commission of 10% of the gross proceeds and warrants to acquire 10% of the shares purchased in the offering at an exercise price of the lesser of the Average Reported Price or $3.50 per share, and Yorkton further is reimbursed for accountable expenses of the offering up to 2% of the gross proceeds.

       On April 14, 1997, a first closing occurred on 2,000,000 investment units, for gross proceeds of $5,000,000. Net proceeds to the Company were $4,400,000. The offering, which was structured to accommodate multiple closings, would terminate on the earlier of i) the date the maximum offering of $10,000,000 was contracted or ii) the extended termination date of May 31, 1997. The offering expired on May 31, 1997 with no additional closings.

                          MICROTEL INTERNATIONAL, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

WHEN USED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, THE WORDS "MAY," "WILL," "EXPECT," "ANTICIPATE," "CONTINUE," "ESTIMATE," "PROJECT," "INTEND", "SHOULD", "BELIEVE" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 REGARDING EVENTS, CONDITIONS AND FINANCIAL TRENDS THAT MAY AFFECT THE COMPANY'S FUTURE PLANS OF OPERATIONS, BUSINESS STRATEGY, OPERATING COSTS AND FINANCIAL POSITION. SPECIFICALLY, FORWARD-LOOKING STATEMENTS ARE INCLUDED IN THE FOLLOWING SECTIONS BELOW:
LIQUIDITY AND CAPITAL RESOURCES AND OUTLOOK. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO RISKS AND UNCERTAINTIES AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY THAN THOSE INCLUDED WITHIN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.

As discussed in Note 1 to the consolidated condensed financial statements, the financial statements presented are those of XIT Corporation (XIT) because of the reverse acquisition by XIT of MicroTel International, Inc.(the Company) and its subsidiaries in a merger on March 26, 1997. The Company's Components and Subsystems Assembly Sector is referred to as "the Components Sector" in the discussion below for brevity.


RESULTS OF OPERATIONS

EFFECTS OF ACQUISITIONS ON THE THREE MONTHS ENDED DECEMBER 31, 1996
The consolidated results of operations for the three months ended December 31, 1996 include the results of operations of two companies acquired since December 31, 1996. They include the full quarterly results of both Etch-Tek, Inc., a manufacturer of printed circuit boards acquired on May 1, 1996, and Abbott Electronics Ltd., a British manufacturer of power supplies acquired on September 1, 1996. The table below separates the results of the acquired entities from the consolidated totals for the three months ended December 31, 1996 in order to provide a more meaningful basis for a comparative discussion of these results versus the three months ended December 31, 1995.

                                                                       ( in thousands )
                                                                Three Months Ended December 31
                                     --------------------------------------------------------------------------------------
                                                                      1996                                         1995
                                     --------------------------------------------------------------            ------------
                                        Consolidated            Acquisitions             Comparative
Net sales                              $   7,887                $   2,200                $   5,687               $   6,796
Cost of sales                              6,524                    1,668                    4,856                   5,073
                                     ------------             ------------            -------------            ------------
Gross profit                               1,363                      532                      831                   1,723
Selling expense                             (693)                    (105)                    (588)                   (554)
General & administrative                  (1,281)                    (425)                    (856)                   (817)
Engineering & product development            (69)                                              (69)                    (76)
Interest                                    (183)                     (72)                    (111)                    (98)
Other income (expense)                       (12)                       1                      (13)                    (27)
Income taxes                                 (14)                                              (14)
                                     ------------             ------------            -------------            ------------
Net income (loss)                      $    (889)              $      (69)               $    (820)              $     151
                                     ============             ============            =============            ============

As can be seen from the table, the consolidated results of operations for the three months ended were significantly impacted by the results of the acquired companies. Net sales, gross profit, and operating expenses (selling, general and administrative, and engineering and product development) of these companies represented 27.9%, 39%, and 25.9%, respectively, of the consolidated totals.

The table following summarizes by company the incremental results related to the acquired companies for the three months ended December 31, 1996:

                                                                (in thousands)
                                         Etch-Tek            Abbott                   Total
                                       ------------      -------------            -------------
Net sales                                $   1,013          $   1,187                $   2,200
                                       ============      =============            =============
Gross profit                             $     124          $     408                $     532
Operating expenses                            (182)              (348)                    (530)
Other income(expense)                            1                                           1
Interest expense                               (16)               (56)                     (72)
                                       ------------      -------------            -------------
Net income (loss)                        $     (73)         $       4                $     (69)
                                       ============      =============            =============


COMPARATIVE RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 1997 VS THREE MONTHS ENDED DECEMBER 31, 1995

The following discussion relates to the comparison of the results of operations for the three months ended December 31, 1996, excluding the results of the acquired companies, to the results for the same period of the prior year (see the first table above under Effects of Acquisitions on the Three Months Ended December 31, 1996).

Net sales for the three months ended December 31, 1996 declined by $1,109,000 or 16.3% from those in the same period of the prior year. The decline was principally in the Components Sector, whose sales were down by $1,183,000 or 37%. Approximately $640,000 of the decline in the Sector's sales was due to the loss of a major account for display monitors, and the remaining decline resulted principally from the timing of orders from a significant subsystem assembly customer.

Gross profit, as a percentage of sales, declined from 25.7% in the three months ended December 31, 1995 to 14.6% for the three months ended December 31, 1996. This decline was the combined result of (a) the lower sales volume for the Components Sector noted above and the consequential decline in absorption of fixed manufacturing costs and (b) manufacturing inefficiencies incurred by the Circuits Sector because of a product mix change to higher technical content circuit boards.

Operating expenses (selling, general and administrative, and engineering and product development) increased by $61,000 in total from $1,447,000 in the three months ended December 31, 1995 to $1,513,000 in the three months ended December 31, 1996. Selling expense, as a percentage of sales, was 10.8% in 1996 versus 9.4% in 1995. Selling expense consists principally of commissions for Circuits Sector sales and fixed departmental costs for Components Sector sales. The increase in percentage in 1996 is consequently due to the decline in sales for the Components Sector noted above. General and administrative and engineering and product development expenses were relatively comparable between the periods. The apparent flat level of general and administrative expenses, however, was the combined result of the positive effects in 1996 of the streamlining of the administrative structure in the Circuits Sector being offset by the inclusion in 1995 of a reversal of an accrual of $176,000 related to the favorable disposition of certain long-disputed administrative costs.

Interest expense increased by only $13,000, as a result of significantly higher average borrowings in 1996 being mitigated by lower interest rates due to the refinancing of the Company's bank facilities in January 1996. Other income (expense) is principally comprised of foreign currency exchange gains and losses incurred during the respective periods, and in 1996, includes equity in the loss of a real estate partnership of $13,000.

Income taxes are nominal in the respective periods as the Company is in a loss carryforward position for Federal income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

Cash of $660,000 was used in operations in the three months ended December 31, 1996 versus cash of $197,000 being provided by operations in the same period of 1995. The increase in cash use was caused by the decline in results of operations, coupled with changes in working capital management during the respective periods. During the three months ended December 31, 1995, the Company had reduced inventory levels and elongated its payables cycle due to cash flow constraints. During the three months ended December 31, 1996 and again due to cash flow difficulties, the Company also reduced its inventory levels and its payables generally aged, but it borrowed $225,000 from a related party to bring certain vendors more current to insure availability of material supply for pending orders. Subsequent to December 31, 1996 in the first quarter of fiscal 1997, the Company experienced no significant improvement in cash flow from operations and due to lack of available borrowings, further reduced its inventory levels and further elongated its payables cycle.

The Company's investment in and loan to a real estate partnership in 1996 (see
Note 5 to the consolidated condensed financial statements) was financed by a $100,000 loan from its partner as to the investment and a bank loan of $750,000 as to the loan to the partnership.

All of the Company's banking facilities are asset-based borrowing arrangements, with substantially all availability borrowed at any given time. Further, as discussed in Note 4 to the accompanying consolidated condensed financial statements, the bank lines of credit for both the Company and one of its subsidiaries expire under current extension arrangements on August 30, 1997. Based on discussions with the bank, management believes that the lines will be renewed with more favorable advance rates and less restrictive financial covenants. However, there can be no assurances that this will occur.

On February 20, 1997, the Company accepted a commitment from Yorkton Securities Inc. ("Yorkton"), pursuant to which Yorkton would use its best efforts to raise a minimum of $5,000,000 and a maximum of $10,000,000 through a private placement of investment units consisting of one share of restricted common stock and one quarter of a warrant to purchase one share of restricted common stock. On April 14, 1997, a first closing occurred on 2,000,000 investment units, for gross proceeds of $5,000,000. Net proceeds to the Company were $4,400,000. The Units were issued to European institutional investors pursuant to the exemption afforded by Regulation S under the Securities Act of 1933, as amended. The offering, which was structured to accommodate multiple closings, would terminate on the earlier of i) the date the maximum offering of $10,000,000 was contracted or ii) the extended termination date of May 31, 1997. The offering expired on May 31, 1997 with no additional closings.

The proceeds of the closing of the Yorkton private placement have alleviated the immediate cash flow problems of the Company. However, management believes that future cash flows from operations will need to be supplemented to support its working capital and business development needs for the next twelve months. Management will actively seek additional funds through an additional private placement of debt or equity securities. There can be no assurance, however, that alternative financing will be available, or if available, that it will be on terms favorable to the Company.

There are two significant legal proceedings pending against the Company (see
Note 6 to the consolidated condensed financial statements). Management believes that the outcome of these pending litigations will not have a material adverse effect on the results of operations or financial position of the Company.

OUTLOOK

Consolidated condensed financial statements for the three months ended March 31, 1997 and a related discussion thereof are included in the Company's Registration Statement on Form S-1 (No. 33-29925) filed on June 24, 1997, and should be referred to for a discussion of additional factors which may affect the Company's future results of operations and financial position. Specifically, reference should be made to the Consolidated Condensed Financial Statements for the Three Months Ended March 31, 1997 and 1996 included in Item
16. Exhibits and Financial Statement Schedules of the Registration Statement and to the "Results of Operations-Three Months Ended March 31, 1997 Versus Three Months Ended March 31, 1996" and "Outlook" sections of the Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 11. Information with Respect to the Registrant of the Registration Statement.

         PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          See Note 6 - Litigation of the accompanying unaudited consolidated condensed financial statements and "Legal Proceedings" in Item 11. Information with Respect to the Registrant of the Registrant's Registration Statement on Form S-1 (No. 33-29925) filed on June 24, 1997 for a description of legal proceedings.

Item 2.   Changes in Securities
          None.

Item 3.   Defaults upon Senior Securities
          None.

Item 4.   Submission of Matters to a Vote of Security Holders
          None.

Item 5.   Other Information
          None.

Item 6.   Exhibits and Reports on Form 8-K
          a)     Exhibits:
                 27- Financial Data Schedule for the Three Months Ended
                     December 31, 1996

          (b)    No reports on Form 8-K were filed.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          MicroTel International, Inc.


July 7, 1997                            // Barry E. Reifler //
                                        ------------------------
                                        Barry E. Reifler, CFO
                                        (Principal Accounting and
                                        Financial Officer)