Form 10-Q
period 1997-06-30
MICROTEL INTERNATIONAL INC
filed 1997-08-19
CIK 854852

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q




(X) Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarter ended June 30, 1997 or

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

                                      None
                                 Title of Class

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____

As of August 18, 1997, there were 11,392,216 shares of common stock outstanding.

                          MICROTEL INTERNATIONAL, INC.


                               INDEX TO FORM 10-Q



                                                                            PAGE
Part I - FINANCIAL INFORMATION

   Item l. Financial Statements

        Consolidated Condensed Balance Sheets
        June 30, 1997 and December 31, 1996                                    3

        Consolidated Condensed Statements of Operations
        Three and Six Months Ended June 30, l997 and l996                      4

        Consolidated Condensed Statements of Cash Flows
        Six Months Ended June 30, l997 and l996                                5

        Notes to Consolidated Condensed Financial Statements                6-11

   Item 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                               12-19

Part II - OTHER INFORMATION

   Item 1. Legal Proceedings                                                  20

   Item 2. Changes in Securities                                              20

   Item 3. Defaults upon Senior Securities                                    20

   Item 4. Submission of Matters to a Vote of Security Holders                20

   Item 5. Other Information                                                  20

   Item 6. Exhibits and Reports on Form 8-K                                   20

Signatures                                                                    21

PART 1-FINANCIAL INFORMATION
MICROTEL INTERNATIONAL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)



                                                     JUNE 30,        DEC. 31,
                                                       1997            1996
                                                     --------        --------
                                                          (in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                          $ 1,304         $   886
  Accounts receivable                                  7,721           4,734
  Inventories                                          8,011           6,297
  Other current assets                                 1,031             714
                                                     -------         -------

  Total current assets                                18,067          12,631

  Plant and equipment-net                              5,134           5,006
  Software development costs-net                         726
  Goodwill-net                                         6,655           1,836
  Other assets                                         1,566           1,091
                                                     -------         -------
                                                     $32,148         $20,564
                                                     =======         =======

LIABILITIES, REDEEMABLE PREFERRED STOCK
  AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable to related parties                   $   100         $   352
  Notes payable to institutional lenders               3,336           3,140
  Current portion of long term debt                      998           1,073
  Accounts payable and accrued expenses                9,360           6,526
  Deferred compensation                                  982
                                                     -------         -------

Total current liabilities                             14,776          11,091

Long term debt                                         3,213           3,549
Deferred compensation liability                          657
Minority interest                                         74              68
                                                     -------         -------

  Total long-term liabilities                          3,944           3,617

Redeemable preferred stock                               686             794

Stockholders' equity:
  Common stock                                            38           9,018
  Additional paid-in capital                          18,730
  Accumulated deficit                                 (6,179)         (4,109)
  Foreign currency translation adjustments               153             153
                                                     -------         -------

  Total stockholders' equity                          12,742           5,062
                                                     -------         -------
                                                     $32,148         $20,564
                                                     =======         =======


See notes to consolidated condensed financial statements.

MICROTEL INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                           FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                     JUNE 30,                    JUNE 30,
                                                1997         1996           1997         1996
                                              --------     --------        --------     --------
                                                    (in thousands except per share amounts)

Net sales                                     $ 12,029     $  8,637        $ 19,736     $ 15,973
Cost of sales                                    8,875        6,170          14,972       11,541
                                              --------     --------        --------     --------
GROSS PROFIT                                     3,154        2,467           4,764        4,432

Operating expenses:
      Selling, general and administrative        3,643        1,760           5,555        3,255
      Engineering and product development          694           78             792          157
                                              --------     --------        --------     --------

INCOME (LOSS) FROM OPERATIONS                   (1,183)         629          (1,583)       1,020

Other income (expense)
      Interest expense                            (262)        (116)           (460)        (244)
      Other                                          8           59               7           81
                                              --------     --------        --------     --------

INCOME (LOSS) BEFORE INCOME TAXES               (1,437)         572          (2,036)         857

Income taxes (benefit)                              (2)          29               2           32
                                              --------     --------        --------     --------

NET INCOME (LOSS)                             $ (1,435)    $    543        $ (2,038)    $    825
                                              ========     ========        ========     ========

NET INCOME (LOSS) PER COMMON SHARE            $  (0.13)    $   0.09        $  (0.24)    $   0.13
                                              ========     ========        ========     ========

WEIGHTED AVERAGE NUMBER OF
      SHARES USED IN CALCULATING
      NET INCOME (LOSS) PER SHARE               11,005        5,873           8,638        5,844
                                              ========     ========        ========     ========

See notes to consolidated condensed financial statements.

MICROTEL INTERNATIONAL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                          FOR THE SIX MONTHS ENDED
                                                                 JUNE 30,
                                                           1997                   1996
                                                           ----                   ----
                                                              (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES;
 Net income (loss)                                        $(2,038)                $  825
 Reconciliation to cash provided by
 (used in) operations:
   Depreciation and amortization                              356                    288
   Amortization of intangibles                                287                     91
   Other noncash items                                         46                     28
   Changes in operating assets and liabilities:
     Accounts receivable                                   (1,177)                  (422)
     Inventories                                            1,265                   (329)
     Other assets                                             (62)                   111
     Accounts payable and accrued expenses                 (1,443)                  (218)
                                                      ------------           ------------
Cash provided by (used in) operations                      (2,766)                   374
                                                      ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net purchases of
   property, plant and equipment                              (23)                  (279)
 Cash paid for purchase of Etch-Tek                                                 (428)
 Cash acquired in reverse acquisition                         264
                                                     -------------           -------------
Cash provided by (used) in investment activities              241                   (707)
                                                     -------------           -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings from (repayments to) related parties         (752)                   (44)
 Net borrowings (repayments) of other short-term debt          53                   (322)
 Net borrowings (repayments) of long-term debt               (476)                 1,086
 Redemption of preferred stock                               (140)
 Private placement of common stock                          4,258
                                                      -------------         --------------
Cash provided by financing activities                       2,943                    720
                                                      -------------         --------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                               (21)
                                                      -------------         --------------
NET INCREASE IN CASH                                          418                     366

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                      886                     392
                                                      -------------          --------------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                         $1,304                    $758
                                                      =============          ==============



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

      BASIS OF PRESENTATION

      The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and therefore do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The unaudited consolidated condensed financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly financial position as of June 30, 1997 and December 31, 1996 and results of operations and cash flows for the related interim periods ended June 30, 1997 and 1996. It is suggested that the accompanying consolidated condensed financial statements be read in conjunction with the Company's Consolidated Financial Statements for the three years ended September 30, 1996, 1995 and 1994 included in its Registration Statement on Form S-1 (No. 333-29925) filed on June 24, 1997.

      As discussed more fully in Note 2, the Company merged with XIT on March 26, 1997. The merger was accounted for as a purchase of the Company by XIT in a "reverse acquisition" because the existing shareholders of the Company prior to the merger did not have voting control of the combined entity after the merger. In a reverse acquisition, the accounting treatment differs from the legal form of the transaction, as the continuing legal parent company, the Company, is not assumed to be the acquiror and the financial statements of the combined entity are those of the accounting acquiror (XIT), including any comparative prior year financial statements presented by the combined entity after the business combination. Consequently,the consolidated condensed financial statements include the accounts of XIT and its subsidiaries, and beginning March 26, 1997, include the Company and its other subsidiaries, CXR Telcom Corporation and CXR S.A. (the Former Company). XIT has a 50% interest in a real estate partnership which was formed in December 1996 and is accounted for using the equity method. Equity in the income(loss) of the partnership of $nil and $(22,000) for the three and six months ended June 30, 1997, respectively, is included in other income (expense) in the accompanying consolidated condensed statements of operations.

      Intercompany balances and transactions are eliminated in consolidation and the currencies of the countries in which foreign subsidiaries are located are considered their functional currencies. Cumulative translation adjustments result from converting from these functional currencies to U.S. dollars.

      Certain 1996 amounts and certain first quarter 1997 amounts included in the results for the six months ended June 30, 1997, have been reclassified to conform to the current quarter presentation with no impact or the net income (loss) for those periods.

      FISCAL YEAR END CHANGE

      In connection with the reverse acquisition accounting treatment described above, XIT changed its fiscal year end from September 30 to December 31 to adopt the fiscal year end of the Former Company.

            STOCKHOLDERS'EQUITY AND EARNINGS PER SHARE

      In accord with the reverse acquisition accounting treatment, the capital accounts of XIT have been restated to give effect to the merger exchange ratio (1.451478 common shares of the Company for each common share of XIT) and to convert XIT's no par value common stock to $.0033 par value common stock of the Company. Weighted average shares used in the net income
      (loss) per share calculations presented have been restated to reflect the exchange.

      Net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Common stock equivalents were antidilutive and therefore not part of the shares used in calculating net income (loss) per share for the three and six months ended June 30, 1997 and 1996, respectively. The accretion of the excess of the redemption value over the carrying value of redeemable preferred stock has been deducted from net income (loss) in arriving at net income (loss) applicable to common stockholders used in the calculations of net income
      (loss) per share. Accretion of $16,000 and $21,000 have been deducted from net income (loss) for the three months ended June 30, 1997 and 1996, respectively, and $33,000 and $41,000 have been deducted from net income
      (loss) for the six months ended June 30, 1997 and 1996, respectively.

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

      As noted above, the merger is accounted for as a purchase of the Former Company by XIT. Accordingly, the purchase price consists of the value of the common stock outstanding of the Former Company at the date of the merger of $5,011,000 plus estimated direct costs of the acquisition of $636,000 and the acquired assets and liabilities of the Former Company have been recorded at their estimated fair values at the date of the merger. The excess of $4,904,000 of the purchase price over the preliminary valuation of the net assets acquired was recorded as goodwill at the acquisition date and an additional $94,000 was recorded in the second quarter of 1997 upon the resolution of a preacquistion contingency. The goodwill is being amortized on a straight-line basis over 15 years. The preliminary purchase price allocation is subject to change as additional information concerning asset and liability valuations is obtained.

      The following represents the unaudited pro forma results of operations as if the merger had occurred at the beginning of the periods indicated and combines the Former Company's results of operations for the year ended December 31, 1996 and the two months and 25 days ended March 25, 1997 with those of XIT's for its year ended September 30, 1996 and the six months ended June 30, 1997, respectively, with adjustments to reflect amortization of the estimated excess price over the fair value of the net assets acquired.

                                           (in thousands, except
                                             per share amounts)

                                          6 Months          Year
                                            Ended           Ended
                                           June 30,     September 30,
                                            1997            1996

      Net sales                            $22,732         $47,552
                                           =======         =======
      Net loss                             $(4,130)        $(3,835)
                                           =======         =======
      Net loss per common share            $  (.41)        $  (.42)
                                           =======         =======

      The pro forma results of operations above do not purport to be indicative of the results that would have occurred had the merger taken place at the beginning of the periods presented or of results which may occur in the future.

(3) INVENTORIES

      Inventories consist of the following at June 30, 1997 and December 31, 1996:

                                             (in thousands, except
                                               per share amounts)

                                          June 30,        December 31,
                                            1997             1996

      Raw materials                        $4,396           $2,718
      Work-in-process                       3,199            2,642
      Finished goods                        2,245            1,289
      Reserves                             (1,829)            (352)
                                           ------           ------
                                           $8,011           $6,297
                                           ======           ======

(4) BANKING ARRANGEMENTS

      Both XIT and a subsidiary have bank lines of credit which expired originally on January 15, 1997, and which were to expire under extension arrangements on August 30, 1997. Additionally, both XIT and the subsidiary were in violation of certain financial covenants under the related loan agreements. Although the bank had not waived these defaults, it had agreed to forbear from taking any action with respect to same until the extended expiration date. On August 11, 1997 these lines were renewed with more favorable advance rates against related collateralized assets and with less restrictive financial covenants, which XIT and the subsidiary are in compliance with. Outstanding borrowings under these lines of credit were $2,208,000 and $2,027,000 at June 30, 1997 and December 31, 1996,
      respectively.

(5) LITIGATION

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

      A court supervised settlement conference with Mr. Jacobson was held on March 26, 1997. Although a tentative settlement was reached, the settlement was subject to fulfillment by the Company of a number of conditions subsequent which did not occur and therefore was not binding on either party. Subsequent thereto, several alternative settlement offers have been proposed by plaintiff's counsel, none of which are acceptable to the Company.

      Currently, the Company's motion for leave to cross-claim has been granted, the Company has filed a request that Mr. Jacobson's motion for leave to amend his complaint be denied, and a trial setting conference has been scheduled for September 3, 1997.

      The Company does not believe that the value of a settlement of the above matter or alternatively a trial judgement will be materially in excess of the amount already recorded by the Company for the deferred compensation arrangement, which approximates $1,000,000 at June 30, 1997. The recorded amount approximates the value of the tentative settlement reached on March 26, 1997.

      In October 1996, David Scheinfeld brought an action in the Supreme Court of the State of New York, County of New York, to recover monetary damages in the amount of $300,000 allegedly sustained by the failure of the Company, its stock transfer agent and its counsel to timely deliver and register 30,000 shares of Common Stock for which payment had been made. The Company was informed by David Scheinfeld that in order to settle his claims, the Company would have to issue him unrestricted shares of common stock. Since the Company cannot issue unrestricted shares (absent registration), the Company answered Mr. Scheinfeld's motion and sought to compel him to serve a complaint upon the defendants. On June 30, 1997, the complaint was served, and the Company has subsequently answered, denying the material allegations of the complaint.

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

      On April 14, 1997, a first closing occurred on 2,000,000 investment units, for gross proceeds of $5,000,000. Net proceeds to the Company approximated $4,258,000, after $600,000 for commissions and Yorkton's expenses noted above and $142,000 for other expenses incurred. The offering, which was structured to accommodate multiple closings, would terminate on the earlier of i) the date the maximum offering of $10,000,000 was contracted or ii) the extended termination date of May 31, 1997. The offering expired on May 31, 1997 with no additional closings.

                          MICROTEL INTERNATIONAL, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

WHEN USED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, THE WORDS "MAY," "WILL," "EXPECT," "ANTICIPATE," "CONTINUE," "ESTIMATE," "PROJECT," "INTEND", "SHOULD", "BELIEVE" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 REGARDING EVENTS, CONDITIONS AND FINANCIAL TRENDS THAT MAY AFFECT THE COMPANY'S FUTURE PLANS OF OPERATIONS, BUSINESS STRATEGY, OPERATING COSTS AND FINANCIAL POSITION. SPECIFICALLY, FORWARD-LOOKING STATEMENTS ARE INCLUDED IN THE FOLLOWING SECTIONS BELOW: SECOND QUARTER RESULTS, LIQUIDITY AND CAPITAL RESOURCES, AND OUTLOOK. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO RISKS AND UNCERTAINTIES AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY THAN THOSE INCLUDED WITHIN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.

As discussed in Note 1 to the consolidated condensed financial statements, the financial statements presented are those of XIT Corporation (XIT) because of the reverse acquisition by XIT of MicroTel International, Inc.(the Company) and its subsidiaries in a merger on March 26, 1997. The pre-merger Company and "accounting acquiree" is described as CXR in the discussion below. The Company's Components and Subsystem Assemblies and Instrumentation and Test Equipment Sectors are referred to as "the Components Sector" and "the Test Equipment Sector", respectively, in the discussion below for brevity.

RESULTS OF OPERATIONS

EFFECTS OF ACQUISITIONS ON THE THREE AND SIX MONTHS ENDED JUNE 30, 1997

The consolidated results of operations for the three and six months ended June 30, 1997 include the full or partial results of operations of two companies acquired since June 30, 1996. They include the full results of Abbott Electronics Ltd.("Abbott"), a British manufacturer of power supplies acquired on September 1, 1996 and the results of CXR since its acquisition on March 26, 1997. The tables below at the beginning of the respective discussions of the three and six months ended June 30, 1997 separate the results of the acquired entities from the consolidated totals ("the comparative results") for the three and six months ended June 30, 1997 in order to provide a more meaningful basis for a comparative discussion of these results with that of the prior year periods.

Additionally, the Company acquired Etch-Tek, Inc.("Etch-Tek"), a manufacturer of printed circuit boards on May 1, 1996. The effects of the inclusion of its results of operations for only the two months ended June 30, 1996 in the comparative prior periods is discussed in explanation of the fluctuations in the comparative results from the related prior period.

SECOND QUARTER RESULTS

                                                  (in thousands)
                                             Three Months Ended June 30
                             ----------------------------------------------------------
                                                 1997                            1996
                             -------------------------------------------       --------
                             Consolidated    Acquisitions    Comparative
                             ------------    ------------    -----------
Net sales                      $ 12,029        $  5,671        $  6,358        $  8,637
Cost of sales                     8,875           3,250           5,625           6,170
                               --------        --------        --------        --------
Gross profit                      3,154           2,421             733           2,467
Selling expense                  (1,562)           (911)           (651)           (613)
General & administrative         (2,081)           (869)         (1,212)         (1,147)
Engineering & product
development                        (694)           (636)            (58)            (78)
Interest                           (262)            (67)           (195)           (116)
Other income (expense)                8             (11)             19              59
Income taxes                          2               6              (4)            (29)
                               --------        --------        --------        --------
Net income (loss)              $ (1,435)       $    (67)       $ (1,368)       $    543
                               ========        ========        ========        ========


The following discussion relates to the comparison of the results of operations for the three months ended June 30, 1997, excluding the results of the acquired companies, to the results for the same period of the prior year.

Net sales for the second quarter of 1997 declined by $2,279,000 or 26.4% from those in the same period of the prior year. This decline was comprised of lower net sales for the Company's Circuits and Components Sectors of $927,000 and $1,352,000, respectively. The decrease in the Circuits Sector was comprised of
a) an increase in Sector sales of $377,000 due to the inclusion of Etch-Tek's operations for the entire quarter in 1997 versus two months in the 1996 quarter subsequent to its acquisition on May 1, 1996, and b) a decline in sales for the remainder of the Sector of $1,304,000. This latter decline was due principally to lower demand from the major customer of the group, Motorola, due to order cutbacks by the customer precipitated by previous shipment performance problems (see further discussion of these problems following under the Six Months Comparison and Outlook sections). The decrease in the Components Sector was due to a) the loss in July 1996 of a major account for display monitors, b) a significant 1996 digital switch program which did not repeat in 1997, and c) a general decline in sector product sales due to the aging of related customer programs.

Gross profit, as a percentage of sales, declined from 28.6% in the second quarter of 1996 to 11.5 % for the second quarter of 1997. This decline was due primarily to the lower sales volume noted above and the consequential decline in absorption of the Company's fixed manufacturing costs, and secondarily to higher than average margins on the 1996 digital switch program that did not repeat in 1997.

Operating expenses (selling, general and administrative, and engineering and product development) increased by $83,000 in total from $1,838,000 in the second quarter of 1996 to $1,921,000 in the second quarter of 1997. Selling expenses as a percentage of sales increased from 7.1% in 1996 to 10.2% in

1997, although they include a significant commissions component and are therefore largely variable. The increase was due to a higher mix of house account to manufacturer's representative sales in 1996 and to the effects on the percentage in 1997 of spreading fixed departmental costs over the lower sales volume. General and administrative expenses increased by $65,000 or 5.7% in 1997 over 1996 as the positive effects of the streamlining of the administrative structure in the Circuits Sector in the second half of 1996, which approximated $163,000 for the quarter, were more than outweighed by higher corporate administrative costs. The latter corporate cost increases relate principally to incremental legal fees associated with public reporting and integration matters resulting from the merger of XIT and the Company. Engineering and product development expenses declined by $20,000 from 1996 to 1997 due principally to an increase in the amount of such costs billable to specific contracts.

Interest expense increased by $79,000 in the second quarter of 1997 versus the second quarter of 1996 reflecting higher average borrowings during the 1997 period. Other income (expense) is principally comprised of foreign currency exchange gains and losses incurred during the respective periods.

Income taxes are nominal in the respective periods as the Company is in a loss carryforward position for Federal income tax purposes.

The table following summarizes by company the incremental results related to the acquired companies for the three months ended June 30, 1997:

                                                  (in thousands)

                                    Abbott              CXR              Total
                                    -------           -------           -------
Net sales                           $ 1,013           $ 4,658           $ 5,671
                                    =======           =======           =======
Gross profit                        $   410           $ 2,011              2421
                                    =======           =======              ====
Operating expenses                     (349)            (2067)            (2416)
Other expenses                          (36)              (36)              (72)
                                    -------           -------           -------
Net income (loss)                   $    25           $   (92)          $   (67)
                                    =======           =======           =======


Abbott's results of operations for the quarter ended June 30, 1997 are reasonably comparable to those achieved in the three months ended June 30, 1996 prior to its acquisition by the Company. CXR's results of operations have, however, improved from those of its prior year quarter and significantly from those of its first quarter of 1997 as discussed further in the First Half Results section following. It incurred a loss from operations (gross profit less operating expenses) for the three months ended June 30, 1997 of $56,000 on net sales of $4,658,000 versus a loss from operations of $201,000 on net sales of $3,960,000 in the comparable prior year quarter. The results for the 1997 quarter also included $83,000 of amortization of the goodwill originating in the merger with XIT Corporation.

During 1996 and continuing through the second quarter of 1997, domestic sales for CXR were negatively impacted by delays in buying by its principal customers, as a result of the consolidation and/or restructuring of these companies in the wake of the passage of the Telecommunications Bill of 1996, and European sales were negatively impacted by a decline in sales to France Telecom during its pre-privatization reorganization and a generally weak French economy. Additionally, sales for both operating subsidiaries have been negatively impacted by the rapid obsolescence of the analog-based components of their product lines, particularly older transmission products; and further, both sales and margins have been impacted by extreme price competition for transmission products in general.

Although CXR Telcom's revenues remained flat between the respective 1996 and 1997 quarterly periods, its gross profit improved in 1997 contributing to CXR's improvement in results. CXR Telcom's margins were favorably impacted by initial shipments of a high margin product on an order received from AT&T in April 1997 and also to the positive effects of personnel cutbacks made in the first quarter of 1997. Of the total AT&T order of $2,340,000, CXR Telcom shipped approximately $241,000 in the second quarter. It is expected that the remainder of the order will be shipped beginning in the fourth quarter of 1997 and be completed by the end of the second quarter of 1998.

To overcome the negative factors impacting CXR's European operation, CXR S.A. has implemented several changes to its business strategy. It has introduced a new line of ISDN Terminal Adapters to its transmission product line, diversified its test equipment offerings, begun a new business unit which provides networking solutions to the business user utilizing O.E.M. products, and refocused its marketing to expand its markets outside of France, including the establishment of a subsidiary in England. The revenue improvement for CXR in the second quarter of 1997 over the prior year are the result of these efforts, with the profit on the increased volume also contributing to the reduction in the 1997 operating loss from that incurred in 1996.

FIRST HALF RESULTS

                                                   (in thousands)
                                               Six Months Ended June 30
                             ----------------------------------------------------------
                                                 1997                            1996
                             -------------------------------------------       --------
                             Consolidated    Acquisitions    Comparative
                             ------------    ------------    -----------
Net sales                      $ 19,736        $  7,311        $ 12,425        $ 15,973
Cost of sales                    14,972           4,231          10,741          11,541
                               --------        --------        --------        --------
Gross profit                      4,764           3,080           1,684           4,432
Selling expense                  (2,174)         (1,009)         (1,165)         (1,207)
General & administrative         (3,381)         (1,187)         (2,194)         (2,048)
Engineering & product
development                        (792)           (667)           (125)           (157)
Interest                           (460)           (125)           (335)           (244)
Other income (expense)                7             (11)             18              81
Income taxes                         (2)              6              (8)            (32)
                               --------        --------        --------        --------
Net income (loss)              $ (2,038)       $     87        $ (2,125)       $    825
                               ========        ========        ========        ========


The following discussion relates to the comparison of the results of operations for the six months ended June 30, 1997, excluding the results of the acquired companies, to the results for the same period of the prior year.

Net sales for the six months ended June 30, 1997 declined by $3,548,000 or 22.2% from those in the same period of the prior year. This decline was comprised of lower net sales for the Company's Circuits and Components Sectors of $1,688,000 and $1,860,000, respectively. The decrease for the first half of 1997 in the Circuits Sector was comprised of a) an increase in Sector sales of $377,000 due to the inclusion of Etch-Tek's operations for the entire second quarter in 1997 versus two months in the 1996 second quarter subsequent to its acquisition on May 1, 1996, and b) a decline in sales for the remainder of the Sector of $2,065,000. This latter decline was due principally to lower demand from the major customer of the group, Motorola. Lower demand in the first quarter of 1997 was based on reduced customer requirements and the effects on the Sector were compounded by an inability to ship the lower level of orders received as a result of material sourcing problems caused by cash flow constraints. Although we believe customer requirements increased in the second quarter of 1997, the Sector continued to experience lower demand due to order cutbacks by Motorola precipitated by the previous shipment performance problems. The decrease in the Components Sector was due to a) the loss in July 1996 of a major account for display monitors, b) a significant digital switch program in place in the first two quarters of 1996 which did not repeat in 1997, and c) a general decline in sector product sales, which accelerated in the second quarter of 1997, due to the aging of related customer programs.

Gross profit, as a percentage of sales, declined from 27.7% in the first six months of 1996 to 13.6 % for the first six months of 1997. This decline was due primarily to the lower sales volume noted above and the consequential decline in absorption of the Company's fixed manufacturing costs, and secondarily to higher than average margins on the 1996 digital switch program that did not repeat in 1997.

Operating expenses (selling, general and administrative, and engineering and product development) increased by only $72,000 in total from $3,412,000 in the first half of 1996 to $3,484,000 in the first half of 1997. Selling expenses as a percentage of sales increased from 7.6% in 1996 to 9.4% in 1997, although they include a significant commissions component and are therefore largely variable. The increase was due to a higher mix of house account to manufacturer's representative sales, principally in the second quarter of 1996 versus the second quarter of 1997, and to the effects on the 1997 percentage of spreading fixed departmental costs over the lower sales volume for the first half. General and administrative expenses increased by $146,000 or 7.1% in 1997 over 1996 as the positive effects of the streamlining of the administrative structure in the Circuits Sector in the second half of 1996, which approximated $247,000 for the first six months of 1997, were more than outweighed by higher corporate administrative costs. The latter corporate cost increases relate principally to incremental legal fees associated with public reporting and integration matters following and resulting from the merger of XIT and the Company, and secondarily to higher personnel costs and the implementation of a new computer system in 1997. Engineering and product development expenses declined by $32,000 from 1996 to 1997 due principally to an increase in the amount of such costs billable to specific contracts.

Interest expense increased by $91,000 in the first six months of 1997 versus the first six months of 1996 principally reflecting higher average borrowings during the second quarter of the respective periods. Other income (expense) is principally comprised of foreign currency exchange gains and losses incurred during the respective periods.

Income taxes are nominal in the respective periods as the Company is in a loss carryforward position for Federal income tax purposes.

The table following summarizes by company the incremental results related to the acquired companies for the six months ended June 30, 1997:

                                                  (in thousands)

                                    Abbott              CXR              Total
                                    -------           -------           -------
Net sales                           $ 2,153           $ 5,158           $ 7,311
                                    =======           =======           =======
Gross profit                        $   857           $ 2,223              3080
                                    =======           =======              ====
Operating expenses                     (689)            (2174)            (2863)
Other expenses                          (94)              (36)             (130)
                                    -------           -------           -------
Net income (loss)                   $    74           $    13           $    87
                                    =======           =======           =======

Abbott's results of operations for the six months ended June 30, 1997 are reasonably comparable to those achieved in the six months ended June 30, 1996 prior to its acquisition by the Company. CXR's results of operations above consist of the three months and five days ended June 30, 1997 subsequent to its acquisition on March 26, 1997. In addition to CXR's results of operations for the second quarter of 1997 discussed previously, CXR results above include net earnings of $105,000 on net sales of $500,000 for the five day period ended March 31, 1997, including amortization of goodwill originating in the merger of $5,000. For the entire three months ended March 31, 1997, however, CXR incurred a net loss of $(1,904,000) on net sales of $3,496,000. Included in these quarterly results prior to March 26, 1997, CXR incurred certain significant charges as follows: i) $462,000 of compensation expense related to certain officers and directors whose corporate capacities would terminate or change at the date of the merger with XIT and ii) $287,000 of asset write-downs and severance costs related to the reassessment of the impact on asset realizable values and certain cutbacks in personnel, respectively, necessitated by the continuing sluggishness of its business volume. These charges directly impacted the net loss of CXR for the quarter, as there are no tax effects because CXR is in a net operating loss carryforward position. Even considering these charges, CXR's results for the first quarter of 1997 exhibited a significant deterioration from the first quarter of 1996, in which it incurred a net loss of $715,000 on net sales of $4,134,000. This deterioration resulted from the continuing and worsening impact on CXR of the industry and economic factors discussed previously. CXR's results improved significantly in the second quarter of 1997 as discussed previously, and consequently for the six months ended June 30, 1997 it incurred a net loss of $1,996,000 on net sales of $8,154,000 versus a net loss of $812,000 on net sales of $8,094,000 in the first half of 1996.

Although not necessarily indicative of the results that would have occurred or of results which may occur in the future, Note 2 to the consolidated condensed financial statements presents summary pro forma results as if the merger had taken place at the beginning of 1997.

LIQUIDITY AND CAPITAL RESOURCES

Cash of $2,766,000 was used in operations in the first half of 1997 versus cash of $374,000 being provided by operations in the first half of 1996. The increase in cash use was caused by the decline in results of operations, coupled with changes in working capital management during the respective periods.

In the first half of 1996, the Company had refinanced its bank borrowings on more favorable terms and had obtained a $750,000 bank term loan secured by the assets of Etch-Tek, acquired on May 1, 1996. The net proceeds of these borrowings were used principally for the cash consideration paid for the Etch-Tek acquisition and to pay down older accounts payable. Subsequently in the first half of 1996, the Company used the trade credit availability from paying down the accounts payable to fund the increase in accounts receivable and inventories accompanying the growth during the period.

In the first quarter of 1997, the Company reduced its inventory levels and elongated its payables cycle due to lack of available borrowings. In the second quarter of 1997, the Company further reduced its inventories to respond to the decline in business volume and used a portion of the proceeds of the Yorkton private placement (discussed below) to pay down the aging payables. The increase in accounts receivable which resulted principally from CXR's increased business volume in the second quarter was also financed by the proceeds of the private placement.

As discussed in Note 4 to the consolidated condensed financial statements, the bank lines of credit for both XIT Corporation and one of its subsidiaries were to expire under current extension arrangements on August 30, 1997. The lines of credit were renewed on August 11, 1997 with more favorable advance rates against related collateralized assets and with less restrictive financial covenants, which XIT Corporation and its subsidiary are in compliance with. Based on the collateral base as of the renewal date, the new terms provided approximately $473,000 in additional available borrowings.

On February 20, 1997, the Company accepted a commitment from Yorkton Securities Inc. ("Yorkton"), pursuant to which Yorkton would use its best efforts to raise a minimum of $5,000,000 and a maximum of $10,000,000 through a private placement of investment units consisting of one share of restricted common stock and one quarter of a warrant to purchase one share of restricted common stock. On April 14, 1997, a first closing occurred on 2,000,000 investment units, for gross proceeds of $5,000,000. Net proceeds to the Company were $4,258,000. The Units were issued to European institutional investors pursuant to the exemption afforded by Regulation S under the Securities Act of 1933, as amended. The offering, which was structured to accommodate multiple closings, would terminate on the earlier of i) the date the maximum offering of $10,000,000 is contracted or ii) the currently extended termination date of May 31, 1997. The offering expired on May 31, 1997 with no additional closings.

The proceeds of the closing of the Yorkton private placement have alleviated the immediate cash flow problems of the Company, however management believes that future cash flows from operations will need to be supplemented to support its working capital and business development needs in the next twelve months. Management is actively seeking additional funds through an additional private placement of debt or equity securities. There can be no assurance, however, that alternative financing will be available, or if available, that it will be on terms favorable to the Company.

There are two significant legal proceedings pending against the Company (see
Note 5 to the consolidated condensed financial statements). Management believes that the outcome of these pending litigations will not have a material adverse effect on the results of operations or financial position of the Company.

OUTLOOK

In the Circuits Sector, the Company's delivery performance has improved and sales demand for product from Motorola has increased in the subsequent period, although still not to historical levels. Further, sales efforts for the Sector have been intensified, with initial success, to both increase sales volume and to dilute the Sector's concentration in and consequential dependence on Motorola. The Company has also implemented yield improvement measures, reductions in overtime and outsourcing, and improved cost controls in the Sector's operations. Further, the Sector has obtained higher pricing in the subsequent period for certain digital products sold to Motorola as expiring contracts are renewed and will continue to seek price increases as current contracts are renewed. There can be no assurance, however, that the Sector will retain business that comes up for renewal. The combination of the above factors and the positive effects of anticipated increased volume on absorption of fixed manufacturing costs is expected to improve gross profit margins in the future.

In the Components Sector, the Company is in the process of qualifying itself and its products with a new prospective customer for display monitors. If obtained, revenues from such customer should replace the loss in revenue which resulted from the loss of the major display monitor account in 1996. Additionally, it is actively seeking new programs with existing customers and new accounts to replace the decline in revenues related to the aging of its current customers' programs. In August 1997, the Sector implemented a partial layoff of both administrative and factory personnel, pending an increase in business volume. Estimated quarterly savings in personnel costs related to these layoffs is $165,000.

In the Test Equipment Sector, the negative impact of the reorganizations of the Sector's domestic customers continues, but is believed to be a temporary phenomenon. The industry repositioning is expected to result in growth as the changed entities emerge and the long distance carriers vie for the local loop business of the RBOC's and as the RBOC's compete for long distance services. Final implementation guidance on the deregulation provided for in the Telecommunications Bill of 1996 was released in late August 1996 by the federal government, allowing the local and long distance telephone companies to begin entering each others' markets. CXR Telcom has been working with its customers to prepare for their future needs in the expansion of their markets. The first major order received in support of such expansion was the previously discussed $2,340,000 order from AT&T for equipment to support AT&T's expansion into the local markets.

In the fourth quarter of 1996 and in the first quarter of 1997 prior to the merger, CXR reduced the carrying value of certain inventory and capitalized software by $1,006,000 and $209,000, respectively. These write-downs resulted from its reassessments of the anticipated continuing near-term impact of the industry and economic factors noted previously on asset realizability. Although, the Company believes based on its current assessment that the write-downs are adequate, there can be no assurance that further write-downs of operating assets, as well as write-downs of the goodwill originating in the merger, will not be necessary should actual business conditions deteriorate.

      PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         No material developments. See Note 5 - Litigation of the accompanying unaudited consolidated condensed financial statements and Legal Proceedings section of Item 11 of the Registrant's Registration Statement on Form S-1 (No. 33-29925) filed on June 24, 1997 for a description of previously reported proceedings.

Item 2.  Changes in Securities
         None.

Item 3.  Defaults upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         None.

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K
         a) Exhibits-none.
         b) Reports on Form 8-K were filed as follows:
            1) dated March 26, 1997 under Item 1. Changes in Control of
               Registrant and Item 2. Acquisition and Disposition of Assets was filed on April 4, 1997 and subsequently amended on Form 8-KA filed June 25, 1997.
            2) Dated May 6, 1997 under Item 5. Other Events was filed on May 22,
               1997.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MicroTel International, Inc.

                                    /s/ Barry E. Reifler
August 19, 1997                     -----------------------------
                                    Barry E. Reifler, CFO
                                    (Principal Accounting and
                                    Financial Officer)