Form 10-Q
period 1997-09-30
MICROTEL INTERNATIONAL INC
filed 1997-11-14
CIK 854852

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                   For the quarter ended September 30, 1997 or

[ ] Transition report pursuant to Section l3 or l5(d) of the Securities Exchange Act of l934

                         For the transition period N/A

                         Commission file Number 1-10346

                          MICROTEL INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                 77-0226211
    (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                  Identification No.)

                4290 E. Brickell Street, Ontario California 91761
               (Address of principal executive offices)(Zip Code)

Registrant's telephone number                         (909) 391-4321

          Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
          Title of each class                       on which registered
     -----------------------------                 ---------------------
     Common Stock $.0033 par value                         None
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12 (g) of the Act:

                                      None
--------------------------------------------------------------------------------
                                 Title of Class

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 13, 1997, there were 11,896,228 shares of common stock outstanding.

                          MICROTEL INTERNATIONAL, INC.

                               INDEX TO FORM 10-Q


                                                                           PAGE
                                                                           ----
PART I -  FINANCIAL INFORMATION

   Item l. Financial Statements

        Consolidated Condensed Balance Sheets
        September 30, 1997 and December 31, 1996 (Unaudited)                  3

        Consolidated Condensed Statements of Operations
        Three and Nine Months Ended September 30, l997 and l996 (Unaudited)   4

        Consolidated Condensed Statements of Cash Flows
        Nine Months Ended September 30, l997 and l996 (Unaudited)             5

        Notes to Consolidated Condensed Financial Statements               6-12

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            13-21

PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings                                                22

   Item 2.  Changes in Securities                                            22

   Item 3.  Defaults upon Senior Securities                                  22

   Item 4.  Submission of Matters to a Vote of Security Holders              22

   Item 5.  Other Information                                                22

   Item 6.  Exhibits and Reports on Form 8-K                                 22

Signatures                                                                   23

                          MICROTEL INTERNATIONAL, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                                     SEPTEMBER 30,     DEC. 31,
                                                         1997           1996
                                                     -------------     --------
                                                            (in thousands)
ASSETS
Current assets:
   Cash and cash equivalents                           $    861        $    886
   Accounts receivable                                    7,355           4,734
   Inventories                                            7,844           6,297
   Other current assets                                   1,322             714
                                                       --------        --------
   TOTAL CURRENT ASSETS                                  17,382          12,631

   Plant and equipment-net                                4,996           5,006
   Software development costs-net                           698
   Goodwill-net (Note 7)                                    827           1,836
   Other assets                                           1,557           1,091
                                                       --------        --------
                                                       $ 25,460        $ 20,564
                                                       ========        ========

LIABILITIES, REDEEMABLE PREFERRED STOCK
   AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable to related parties                    $    325        $    352
   Notes payable to institutional lenders                 3,493           3,140
   Current portion of long term debt                      1,037           1,073
   Accounts payable and accrued expenses                  9,366           6,526
   Deferred compensation                                    880
                                                       --------        --------
   Total current liabilities                             15,101          11,091

Long term debt                                            3,013           3,549
Deferred compensation liability                             641
Minority interest                                            76              68
                                                       --------        --------
   Total long-term liabilities                            3,730           3,617

Redeemable preferred stock                                  701             794

Stockholders' equity:
   Common stock                                              38           9,018
   Additional paid-in capital                            18,883
   Accumulated deficit                                  (12,993)         (4,109)
   Foreign currency translation adjustments                                 153
                                                       --------        --------
   Total stockholders' equity                             5,928           5,062
                                                       --------        --------
                                                       $ 25,460        $ 20,564
                                                       ========        ========

See notes to consolidated condensed financial statements.

                          MICROTEL INTERNATIONAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   FOR THE THREE MONTHS ENDED   FOR THE NINE MONTHS ENDED
                                                          SEPTEMBER 30,                SEPTEMBER 30,
                                                      1997           1996           1997          1996
                                                    --------       --------       --------       --------
                                                            (in thousands except per share amounts)
Net sales                                           $ 11,536       $  8,479       $ 31,272       $ 24,453
Cost of sales                                          8,570          6,390         23,542         17,984
                                                    --------       --------       --------       --------
GROSS PROFIT                                           2,966          2,089          7,730          6,469

Operating expenses:
   Selling, general and administrative                 3,247          1,689          8,802          4,892
   Engineering and product development                   569             76          1,361            233
   Writedown of goodwill (Note 7)                      5,693             --          5,693             --
                                                    --------       --------       --------       --------

INCOME (LOSS) FROM OPERATIONS                         (6,543)           324         (8,126)         1,344

Other income (expense)
  Interest expense                                     (199)          (166)          (659)          (409)
  Other                                                 (27)          (123)           (20)           (43)
                                                    --------       --------       --------       --------

INCOME (LOSS) BEFORE INCOME TAXES                     (6,769)            35         (8,805)           892

Income taxes (benefit)                                     4            (10)             6             22
                                                    --------       --------       --------       --------

NET INCOME (LOSS)                                   $ (6,773)      $     45       $ (8,811)      $    870
                                                    ========       ========       ========       ========

NET INCOME (LOSS) PER COMMON SHARE                  $  (0.59)      $   0.01       $  (0.92)      $   0.15
                                                    ========       ========       ========       ========

WEIGHTED AVERAGE NUMBER OF SHARES USED
  CALCULATING NET INCOME (LOSS) PER SHARE             11,520          5,886          9,581          5,850
                                                    ========       ========       ========       ========


See notes to consolidated condensed financial statements.

                          MICROTEL INTERNATIONAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               FOR THE NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                  1997           1996
                                                               -----------     ---------
                                                                     (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                              $(3,118)      $   931
  Adjustment to reconcile net income (loss) to cash
       provided by (used in) operating activities:
            Depreciation and amortization                            516           455
            Amortization of intangibles                              450           144
            Other noncash items                                      (87)            1
            Changes in operating assets and liabilities:
                      Accounts receivable                           (811)          (40)
                      Inventories                                  1,432          (540)
                      Other assets                                  (353)          185
                      Accounts payable and accrued expenses       (1,437)         (491)
                                                                 -------       -------
Cash provided by (used in) operating activities                   (3,408)          645
                                                                 -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net purchases of property, plant and equipment                     (45)         (694)
  Cash paid for purchase of Etch-Tek                                  --          (428)
  Cash paid for purchase of Abbott                                    --          (734)
  Cash acquired in reverse acquisition                               264
                                                                 -------       -------
Cash provided by (used in) investment activities                     219        (1,856)
                                                                 -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings from (repayments to) related parties               (527)          (70)
  Net borrowings (repayments) of other short-term debt               210         1,211
  Net borrowings (repayments) of long-term debt                     (637)          667
  Redemption of preferred stock                                     (140)         (140)
  Private placement of common stock                                4,258
                                                                 -------       -------
Cash provided by financing activities                              3,164         1,668
                                                                 -------       -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                               --           (64)
                                                                 -------       -------
NET INCREASE IN CASH                                                 (25)          393

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     886           392
                                                                 -------       -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $   861       $   785
                                                                 =======       =======

See notes to consolidated condensed financial statements.

                          MICROTEL INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

WHEN USED IN THESE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, THE WORDS "MAY," "WILL," "EXPECT," "ANTICIPATE," "CONTINUE," "ESTIMATE," "PROJECT," "INTEND", "SHOULD", "BELIEVE" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 REGARDING EVENTS, CONDITIONS AND FINANCIAL TRENDS THAT MAY AFFECT THE COMPANY'S FUTURE PLANS OF OPERATIONS, BUSINESS STRATEGY, OPERATING COSTS AND FINANCIAL POSITION. SPECIFICALLY, FORWARD-LOOKING STATEMENTS ARE INCLUDED IN NOTES 2, 4, 5, 7 AND 8 HEREOF. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO RISKS AND UNCERTAINTIES AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY THAN THOSE INCLUDED WITHIN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        ORGANIZATION AND BUSINESS

        MicroTel International, Inc. (the Company) is a holding company for its three wholly-owned subsidiaries- CXR Telcom Corporation, CXR S.A., and, effective March 26, 1997, XIT Corporation (XIT). CXR Telcom Corporation and CXR S.A. design, manufacture and market electronic telecommunication test instruments and data communications equipment. XIT designs, manufactures, and markets information technology products, including displays and input components, subsystem assemblies, hybrid microelectronic and other circuits. The Company conducts its operations out of various facilities in the U.S., France, England, and Japan and organizes itself in three product line sectors- Circuits, Components and Subsystem Assemblies, and Instrumentation and Test Equipment.

        BASIS OF PRESENTATION

        The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and therefore do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The unaudited consolidated condensed financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of September 30, 1997 and December 31, 1996 and the results of operations and cash flows for the related interim periods ended September 30, 1997 and 1996. However, these results are not necessarily indicative of results for any other interim period or for the year. It is suggested that the accompanying consolidated condensed financial statements be read in conjunction with the Company's Consolidated Financial Statements for the three years ended September 30, 1996, 1995 and 1994 included in its Registration Statement on Form S-1/A (No. 333-29925) which was declared effective on October 8, 1997.

        As discussed more fully in Note 2, the Company merged with XIT on March 26, 1997. The merger was accounted for as a purchase of the Company by XIT in a "reverse acquisition" because the existing shareholders of the Company prior to the merger did not have voting control of the combined entity after the merger. In a reverse acquisition, the accounting treatment differs from the legal form of the transaction, as the continuing legal parent company, the Company, is not assumed to be the acquiror and the financial statements of the combined entity are those of the accounting acquiror (XIT), including any comparative prior year financial statements presented by the combined entity after the business combination. Consequently, the consolidated condensed financial statements include the accounts of XIT and its subsidiaries, and beginning March 26, 1997, include the Company and its other subsidiaries, CXR Telcom Corporation and CXR S.A. (the

        Former Company). XIT has a 50% interest in a real estate partnership which was formed in December 1996 and is accounted for using the equity method. Equity in the income (loss) of the partnership of approximately $7,800 and $(400) for the three and nine months ended September 30, 1997, respectively, is included in other income (expense) in the accompanying consolidated condensed statements of operations.

        Intercompany balances and transactions are eliminated in consolidation and the currencies of the countries in which foreign subsidiaries are located are considered their functional currencies. Cumulative translation adjustments result from converting from these functional currencies to U.S. dollars.

        Certain 1996 amounts and certain first quarter 1997 amounts included in the results for the nine months ended September 30, 1997 have been reclassified to conform to the current quarter presentation with no impact on the net income (loss) for those periods.

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

        Net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Common stock equivalents were antidilutive and therefore not part of the shares used in calculating net income (loss) per share for the three and nine months ended September 30, 1997 and 1996, respectively. The accretion of the excess of the redemption value over the carrying value of redeemable preferred stock has been deducted from (added to) net income (loss) in arriving at net income (loss) applicable to common stockholders used in the calculations of net income (loss) per share. Accretion of $15,000 and $20,000 have been deducted from (added to) net income (loss) for the three months ended September 30, 1997 and 1996, respectively, and $48,000 and $61,000 have been deducted from net income (loss) for the nine months ended September 30, 1997 and 1996, respectively.

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

        As noted above, the merger is accounted for as a purchase of the Former Company by XIT. Accordingly, the purchase price consists of the value of the common stock outstanding of the Former Company at the date of the merger of $5,011,000 plus estimated direct costs of the acquisition of $636,000 and the acquired assets and liabilities of the Former Company have been recorded at their estimated fair values at the date of the merger. The excess of $4,904,000 of the purchase price over the preliminary valuation of the net assets acquired was recorded as goodwill at the acquisition date and an additional $94,000 was recorded in the second quarter of 1997 upon the resolution of a pre-acquisition contingency. The goodwill was being amortized on a straight-line basis over 15 years. During the quarter, the Company wrote down the carrying value of the goodwill and reduced the life assigned to such goodwill to ten years (see Note 7). The preliminary purchase price allocation is subject to change as additional information concerning asset and liability valuations is obtained.

        The following represents the unaudited pro forma results of operations as if the merger had occurred at the beginning of the periods indicated and combines the Former Company's results of operations for the year ended December 31, 1996 and the two months and 25 days ended March 25, 1997 with those of XIT's for its year ended September 30, 1996 and the nine months ended September 30, 1997, respectively, with adjustments to reflect amortization of the estimated excess price over the fair value of the net assets acquired.

                                                (in thousands, except
                                                  per share amounts)
                                      ----------------------------------------
                                        9 Months Ended           Year Ended
                                      September 30, 1997     September 30, 1996
                                      ------------------     ------------------
Net Sales                               $       34,352            $ 47,552
                                        ==============            ========
Net loss                                $      (10,903)           $ (3,835)
                                        ==============            ========
Net loss per common share               $        (1.05)           $  (0.42)
                                        ==============            ========

        The pro forma results of operations above do not purport to be indicative of the results that would have occurred had the merger taken place at the beginning of the periods presented or of results which may occur in the future.

(3)     INVENTORIES

        Inventories consist of the following at September 30, 1997 and December 31, 1996:

                                     (in thousands)
                         ----------------------------------------
                         September 30, 1997    September 30, 1996
                         ------------------    ------------------
Raw materials                 $ 4,281                $ 2,718
Work-in-process               $ 2,943                $ 2,642
Finished goods                $ 2,653                $ 1,289
Reserves                      $(2,033)               $  (352)
                              -------                -------
                              $ 7,844                $ 6,297
                              =======                =======

(4)     BANKING ARRANGEMENTS

        Both XIT and a subsidiary have bank lines of credit which expired originally on January 15, 1997, and which were to expire under extension arrangements on August 30, 1997. Additionally, both XIT and the subsidiary were in violation of certain financial covenants under the related loan agreements. Although the bank had not waived these defaults, it had agreed to forbear from taking any action with respect to same until the extended expiration date. On August 11, 1997 these lines were renewed with more favorable advance rates against related collateralized assets and with less restrictive financial covenants. With the exception of a covenant prohibiting certain intercompany transfers, which XIT has violated but the bank has waived, the Company is in compliance with each of these covenants. Outstanding borrowings under these lines of credit were $2,167,000 and $2,027,000 at September 30, 1997 and December 31, 1996, respectively.

(5)     LITIGATION

        In September 1994 Raymond Jacobson, a former officer and director of the Company and a participant in the Company's deferred compensation plan, brought an action against the Company in the California Superior Court, Santa Clara County, alleging that the Company has breached its contract to pay Mr. Jacobson $3,495 bi-weekly for life under his deferred compensation agreement dated May 11, 1993 (the "1993 Agreement"), by discontinuing payment in August 1994. The 1993 Agreement superseded a previous deferred compensation agreement dated April 1, 1977 (the "1977 Agreement") which had provided for twice the level of payments. Mr. Jacobson was claiming damages of approximately $1,200,000, which he purported to be the present value of all payments to be made under the 1993 Agreement. In June 1995, the Company paid Mr. Jacobson all amounts past due under the contract plus interest and reinstated the bi-weekly payments, which have continued to date.

        On May 20, 1996, Daniel Dror & Co, Inc. ("DDC") instituted a suit against Mr. Jacobson in the District Court for Galveston County, Texas alleging damages arising from DDC's investment of more than $2,000,000 for the purchase of 1,072,000 shares of the Company's common stock. On February 11, 1997, Mr. Jacobson, through his attorney, demanded that the Company indemnify him, hold him harmless and pay for the cost of defense, including reasonable attorney's fees and costs in connection with the litigation instituted against him by DDC. This suit was subsequently dismissed by DDC.

        On February 14, 1997, Mr. Jacobson, through his attorney, gave notice to the Company that he believed that the litigation instituted against him by DDC provided a basis for him to rescind the

        1993 Agreement and assert his rights to full payment under the 1977 Agreement. A motion for leave to amend the claim against the Company to include this assertion was filed with the court.

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

        Currently, the Company's motion for leave to cross-claim and Mr. Jacobson's motion for leave to amend his complaint have been granted and on August 25, 1997, Mr. Jacobson filed an amended complaint. On September 24, 1997, the Company filed a demurrer to Mr. Jacobson's second amended complaint and a hearing on such demurrer is scheduled for November 18, 1997.

        The Company does not believe that the value of a settlement of the above matter or alternatively a trial judgement will be materially in excess of the amount already recorded by the Company for the deferred compensation arrangement, which approximates $1,000,000 at September 30, 1997. The recorded amount approximates the value of the tentative settlement reached on March 26, 1997.

        In October 1996, David Scheinfeld brought an action in the Supreme Court of the State of New York, County of New York, to recover monetary damages in the amount of $300,000 allegedly sustained by the failure of the Company, its stock transfer agent and its counsel to timely deliver and register 30,000 shares of Common Stock for which payment had been made. The Company was informed by Mr. Scheinfeld that in order to settle his claims, the Company would have to issue him unrestricted shares of common stock. Since the Company cannot issue unrestricted shares (absent registration), the Company answered Mr. Scheinfeld's motion and sought to compel him to serve a complaint upon the defendants. On June 30, 1997, the complaint was served, and the Company has subsequently answered, denying the material allegations of the complaint. In
        August 1997, the Company served discovery requests on Mr. Scheinfeld. Mr. Scheinfeld was obligated to respond to these discovery requests by September 12, 1997. As of the date hereof, Mr. Scheinfeld has not responded and the Company plans to seek to dismiss as a result.

        Although the ultimate outcome of the matters noted above cannot be predicted with certainty, pending actual resolution, in the opinion of management, the disposition of these matters will not have a material adverse affect on the consolidated financial position, results of operations or cash flows.

(6)     PRIVATE PLACEMENT

        On February 20, 1997, the Company accepted a commitment from Yorkton Securities Inc. ("Yorkton"), pursuant to which Yorkton would use its best efforts to raise a minimum of $5,000,000 and a maximum of $10,000,000 through a private placement of investment units consisting of one share of restricted common stock and one quarter of a warrant to purchase one share of restricted common stock. The pricing of the units was based on a 20% discount from the ten day average closing bid price of the Company's common stock preceding the date of contracting with the institutional investors (the "Average Reported Price"), with a minimum price per unit of $2.50 and maximum price of $3.50. The investors warrants have an exercise price of 130% of the Average Reported Price. Additionally, Yorkton and one other intermediary earned an aggregate commission of 10% of the gross proceeds and warrants to acquire 10% of the shares purchased in the offering at an exercise price of the lesser of the Average Reported Price or $3.50 per share, and Yorkton further was reimbursed for accountable expenses of the offering up to 2% of the gross proceeds.

        On April 14, 1997, a first closing occurred on 2,000,000 investment units, the gross proceeds of which were $5,000,000. Net proceeds to the Company approximated $4,258,000, after $600,000 for commissions and Yorkton's expenses noted above and $142,000 for other expenses incurred. The offering, which was structured to accommodate multiple closings, would terminate on the earlier of (i) the date the maximum offering of $10,000,000 was contracted or (ii) the extended termination date of May 31, 1997. The offering expired on May 31, 1997 with no additional closings.

(7)     WRITE-DOWN OF GOODWILL

        The Company assesses the recoverability of its goodwill whenever adverse events or changes in circumstances or business climate indicates that expected future cash flows (undiscounted and without interest charges) for individual business units may not be sufficient to support recorded goodwill. During the third quarter ended September 30, 1997 the Company, due to decline in profit margins and continuing operating losses, wrote-off the carrying value of goodwill originating with the acquisition in 1986 of the Digitran division of Becton Dickenson and the acquisition of HyComp, Inc. in 1993. The Company also wrote down the carrying value of goodwill originating from the reverse acquisition with XIT (see Note 2) to its net realizable value, required under Statement of Financial Accounting Standard No. 121. These write downs totaled $5,693,000 and were charged to income.

(8)     SUBSEQUENT EVENTS

        On October 14, 1997, the Company announced it had entered into an agreement in principle to sell its Xcel Arnold Circuits, Inc. subsidiary ("XACI"), a manufacturer of multi-layer bare printed circuit boards, to a private corporation. The agreement is subject to certain conditions including receipt of financing by the purchaser and the execution of a definitive agreement. If the purchaser is able to obtain satisfactory financing to consumate the transaction, the Company expects to close the sale in mid-December. While XACI represents a significant portion of the revenues of the Company's Circuits Sector, it also represents a significant majority of the Company's operating loss in 1997.

        On October 17, 1997, the Company's CXR Telcom subsidiary acquired all the outstanding common stock of Critical Communications, Incorporated, of St. Charles, Illinois ("Critical") in exchange for shares of the Company's common stock. Critical designs, manufactures and distributes telephone test instruments. The acquisition will be accounted for as a purchase and is effective for accounting purposes as of October 1, 1997.

(9)     NEW ACCOUNTING PRONOUNCEMENTS

        In March 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB Opinion 15, "Earnings Per Share." FAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. This pronouncement is effective for fiscal years and interim periods ending after December 15, 1997, early adoption is not permitted. The
        Company does not believe that the adoption of this pronouncement will have a material impact on the net loss per share presented in the accompanying statements of operations.

        Statement of Financial Accounting Standards No. 129 "Disclosure of Information about Capital Structure" (SFAS No. 129) issued by the FASB is effective for financial statements ending after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by SFAS No. 128. The Company does not expect adoption of SFAS No. 129 to have a material effect on its financial position, results of operations or cash flows.

        Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has not determined the effect on its financial position or results of operations from the adoption or this statement.

        Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of and Enterprise and Related Information" ("SFAS No. 131") issued by the FASB is effective for financial statements beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company does not expect adoption of SFAS 131 to have a material effect on its results of operations.

                          MICROTEL INTERNATIONAL, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


WHEN USED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, THE WORDS "MAY," "WILL," "EXPECT," "ANTICIPATE," "CONTINUE," "ESTIMATE," "PROJECT," "INTEND", "SHOULD", "BELIEVE" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 REGARDING EVENTS, CONDITIONS AND FINANCIAL TRENDS THAT MAY AFFECT THE COMPANY'S FUTURE PLANS OF OPERATIONS, BUSINESS STRATEGY, OPERATING COSTS AND FINANCIAL POSITION. SPECIFICALLY, FORWARD-LOOKING STATEMENTS ARE INCLUDED IN THE FOLLOWING SECTIONS BELOW: RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES, AND OUTLOOK. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO RISKS AND UNCERTAINTIES AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY THAN THOSE INCLUDED WITHIN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.

As discussed in Note 1 to the consolidated condensed financial statements, the financial statements presented are those of XIT Corporation ("XIT") resulting from the reverse acquisition by XIT of MicroTel International, Inc. (the "Company") and its subsidiaries in a merger on March 26, 1997. The pre-merger Company and "accounting acquiree" is described as CXR in the discussion below. The Company's Components and Subsystem Assemblies, and Instrumentation and Test Equipment Sectors are referred to as "the Components Sector" and "the Test Equipment Sector", respectively, in the discussion below for brevity.

RESULTS OF OPERATIONS

EFFECTS OF ACQUISITIONS ON THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997

The consolidated results of operations for the three and nine months ended September 30, 1997 include results of operations of CXR since its acquisition on March 26, 1997. The tables below at the beginning of the respective discussions of the three and nine months ended September 30, 1997 separate the results of CXR from the consolidated totals ("the comparative results") for the three and nine months ended September 30, 1997 in order to provide a more meaningful basis for a comparative discussion of such results with those of the prior-year periods.

Additionally, the Company acquired Etch-Tek, Inc. ("Etch-Tek"), a manufacturer of printed circuit boards on May 1, 1996 and Abbott Electronics Ltd. ("Abbott"), a British manufacturer of power supplies on September 1, 1996. The effects of the inclusion of these results of operations for the nine months ended September 30, 1996 in the comparative prior periods is discussed in explanation of the fluctuations in the comparative results from the related prior period.

THIRD QUARTER RESULTS

                                                Three Months Ended September 30
                                     -------------------------------------------------------
                                                        1997                          1996
                                     -----------------------------------------      --------
                                     Consolidated        CXR       Comparative
                                     ------------     --------     -----------
Net sales                              $ 11,536       $  4,525       $  7,011       $  8,479
Cost of sales                             8,570          2,712          5,858          6,390
                                       --------       --------       --------       --------
Gross profit                              2,966          1,813          1,153          2,089
Selling expense                           1,312            735            577            602
General & administrative                  1,935            627          1,308          1,087
Writedown of goodwill                     5,693          4,000          1,693             --
Engineering & product development           569            501             68             76
Interest income (expense)                  (199)          (119)           (80)          (166)
Other income (expense)                      (27)            58            (85)          (123)
Income taxes                                  4             --              4            (10)
                                       --------       --------       --------       --------
Net income (loss)                      $ (6,773)      $  (4,111)      $(2,662)      $     45
                                       ========       ========       ========       ========

The following discussion relates to the comparison of the results of operations for the three months ended September 30, 1997, excluding the results of CXR to the results for the same period of the prior year.

Net sales for the third quarter of 1997 declined by approximately $1,470,000 or 17.3% from those in the same period of the prior year. This decline was comprised of lower net sales for the Company's Circuits Sector of approximately $1,740,000 and an increase in the net sales for the Components Sectors of $270,000. The decrease in the Circuits Sector resulted primarily from lower demand from the major customer of the group, Motorola, due to order cutbacks by the customer precipitated by previous shipment performance problems (see further discussion of these problems following under the Nine Months Comparison and Outlook sections). The net increase in the Components Sector was due to the inclusion of Abbott's operating results for the entire quarter in 1997 versus one month in the 1996 quarter subsequent to its acquisition on September 1, 1996, an increase of approximately $930,000, partially offset by a one-time order for the Company's U.K operations which did not repeat in the third quarter of 1997 as well as general decline in demand for sector products due to the aging of related customer programs.

Gross profit, as a percentage of sales, declined from 24.6% in the third quarter of 1996 to 16.4 % for the third quarter of 1997. This decline was due primarily to the lower sales volume noted above and the consequential decline in absorption of the Company's fixed manufacturing costs.

Operating expenses (selling, general and administrative, and engineering and product development) increased by $1,881,000 in total from $1,765,000 in the third quarter of 1996 to $3,646,000 in the third quarter of 1997. The primary component of this change was a write down of goodwill of $1,693,000 originating with the acquisition in 1986 of the Company's Digitran division and the acquisition in 1993 of HyComp, Inc. (see Note 7 to the consolidated condensed financial statements). This write down resulted from the Company's reassessment of the anticipated impact of current industry and economic factors on the Company's operations. Net realizable value was based on estimated undiscounted future cash flows from the related assets acquired. Selling expenses as a percentage of sales increased slightly from 7.1% in 1996 to 8.2% in 1997, although they include a significant commissions component and are therefore largely variable. Selling expenses in the Circuits Sector as a percentage of sales increased as the result of a change in sales mix toward those products with higher commissions. The increase was due to: (i) a higher mix of house account to manufacturer's representative sales in 1996, (ii) an increase in sales, as a percent of the total sales, for the Circuits Sectors which have higher than average sales commissions; and, (iii) the effects on the percentage in 1997 of spreading fixed departmental costs over the lower sales volume. General and administrative expenses increased by $221,000 or 20.3% in 1997 over 1996 as the positive effects of the streamlining of the administrative structure in the Circuits Sector in the last half of 1996, resulting in savings of approximately $163,000 for the quarter as compared to the same period in 1996, were more than outweighed by higher corporate administrative costs. The latter corporate cost increases relate principally to incremental legal fees associated with public reporting, integration matters resulting from the merger of XIT and the Company and recent acquisition activity. Engineering and product development expenses decreased by $8,000 from 1996 to 1997 due principally to an increase in the amount of such costs billable to specific contracts.

Interest expense decreased by $86,000 in the third quarter of 1997 versus the third quarter of 1996 reflecting lower average borrowings during the 1997 period. Other income (expense) is principally comprised of foreign currency exchange gains and losses incurred during the respective periods.

Income taxes are nominal in the respective periods as the Company is in a loss carryforward position for Federal income tax purposes.

The table following summarizes the incremental results of CXR for the three months ended September 30, 1997.

                                                                        ($000's)
                                                                          CXR
                                                                       ---------
Net sales                                                              $  4,525
                                                                       ========
Gross profit                                                           $  1,813
                                                                       ========
Operating expenses                                                        1,863
Writedown of goodwill                                                     4,000
Other expenses                                                              (61)
                                                                       --------
Net income (loss)                                                      $ (4,111)
                                                                       ========

During 1996 and continuing through the third quarter of 1997, domestic sales for CXR were generally negatively impacted by delays in purchasing by its principal customers, as a result of the consolidation and/or restructuring of these companies in the wake of the passage of the Telecommunications Bill of 1996.
One noteable exception was the receipt in April of an order totaling $2,340,000 from AT&T for customized test instruments. European sales of CXR, S.A. were negatively impacted by a decline in sales to France Telecom during its pre-privatization reorganization and a generally weak French economy in which unemployment currently remains at peak levels. Additionally, sales for both operating subsidiaries have been negatively impacted by the rapid obsolescence of the analog-based components of their product lines, particularly older transmission products and further, both sales and margins have been impacted by extreme price competition for transmission products in general.

CXR Telcom's revenues increased $110,000 or 6% between the respective 1996 and 1997 third quarter periods and its gross profit improved in the third quarter of 1997 increasing approximately $170,000 or 24%. CXR Telcom's margins were favorably impacted by partial shipments of a high-margin product on an order received from AT&T in April 1997 and also to the positive effects of personnel cutbacks made in the first quarter of 1997.

Absent the improved margin which resulted from the partial shipment of the AT&T order in the amount of approximately $650,000, CXR Telcom's operating results would have continued to decline from those of the prior year. Based on its evaluation of this result, of changes in economic and market factors and in consideration of the aging of CXR's transmission product line, the Company wrote down the carrying value of the goodwill originating from the reverse acquisition with XIT to its realizable value and reduced its life from fifteen years to ten (see Note 7 to the consolidated condensed financial statements).

To overcome the negative factors impacting CXR's European operation, CXR S.A. has implemented several changes to its business strategy. It has introduced a new line of ISDN Terminal Adapters to its transmission product line, diversified its test equipment offerings, begun a new business unit which provides networking solutions to the business user utilizing O.E.M. products, and refocused its marketing to expand its markets outside of France, including the establishment of a subsidiary in England, as well as further diversify both its its product and customer base in order to lessen dependency on individual customers or suppliers. These efforts have contributed to offsetting the decline in sales from existing product lines.

FIRST NINE MONTHS RESULTS

                                           (in thousands)
                                      Nine Months Ended September 30
                        --------------------------------------------------------
                                            1997                           1996
                        -----------------------------------------      ---------
                        Consolidated        CXR       Comparative
                        ------------     --------     ------------
Net sales               $ 31,356         $  9,683     $ 21,673         $ 24,452
Cost of sales             23,626            5,647       17,979           17,931
                        --------         --------     --------         --------
Gross profit               7,730            4,036        3,694            6,521

Selling expense            3,486            1,663        1,823            1,809
General & administrative   5,316            1,206        4,110            3,135
Write down of goodwill     5,693            4,000        1,693               --
Engineering & product
   development             1,361            1,168          193              233
Interest                    (659)            (148)        (511)            (410)
Other income (expense)       (20)              45          (65)             (42)
Income taxes                   6               (6)          12               22
                         --------         --------     --------         --------
Net income (loss)       $ (8,811)        $ (4,098)    $ (4,713)        $    870
                         ========         ========     ========         ========

The following discussion relates to the comparison of the results of operations for the nine months ended September 30, 1997, excluding the results of CXR, to the results for the same period of the prior year.

Net sales for the nine months ended September 30, 1997 declined by approximately $2,780,000 or 11.4% from those in the same period of the prior year. This decline was comprised of lower net sales for the Company's Circuits of $3,400,000 and a net increase in the net sales for the Components Sectors of $620,000. The decrease for the first nine months of 1997 in the Circuits Sector was comprised of an increase in Sector sales of $1,235,000 due to the inclusion of Etch Tek's operations for the entire nine months in 1997 versus five months in the same period in 1996 subsequent to its acquisition on May 1, 1996, and a decline in sales for the remainder of the Sector of $4,635,000. This latter decline was due principally to lower demand from the major customer of the group, Motorola. Lower demand in the first quarter of 1997 was based on reduced customer requirements and the effects on the Sector were compounded by an inability to ship the lower level of orders received as a result of material sourcing problems caused by cash flow constraints during the same quarter. Although it is believed that customer requirements increased in the second quarter of 1997, the Sector continued to experience lower demand due to order cutbacks by Motorola resulting from the previous shipment performance problems. The increase in net sales in the Components Sector was the net result of an increase in Sector sales of $3,082,000 due to the inclusion of Abbott's operations for the entire nine months in 1997 versus one month in the same period in 1996 subsequent to its acquisition on September 1, 1996 which was partially offset by: (i) the loss in July 1996 of a major account for display monitors, (ii) a significant digital switch program in place in the first half of 1996 which did not repeat in 1997 and (iii) a general decline in sector product sales due to the aging of related customer programs.

Gross profit, as a percentage of sales, declined from 26.7% in the first nine months of 1996 to 17.0 % for the first nine months of 1997. This decline was due primarily to the lower sales volume noted above and the consequential decline in absorption of the Company's fixed manufacturing costs, and secondarily to higher than average margins on the 1996 digital switch program that did not repeat in 1997.

Operating expenses (selling, general and administrative, and engineering and product development) increased by approximately $2,642,000 in total from $5,177,000 in the first nine months of 1996 to $7,819,000 in the same period of 1997. The primary component of this change was a write down of goodwill of $1,693,000 (see Note 7 to the consolidated condensed financial statements). This write down resulted from the Company's reassessment of the anticipated impact of current industry and economic factors on the Company's operations. Net realizable value was based on estimated undiscounted future cash flows from the related assets acquired. Selling expenses as a percentage of sales increased slightly from 7.4% in 1996 to 8.4% in 1997, although they include significant commissions and are therefore largely variable. The increase was due to a higher mix of house account to manufacturer's representative sales, principally in the second quarter of 1996 versus the second quarter of 1997, and to the effects on the 1997 percentage of spreading fixed departmental costs over the lower sales volume for the first nine months of the year. General and administrative expenses increased by $975,000 or 31.1% in 1997 over the same period in 1996 as the positive effects of the streamlining of the administrative structure in the Circuits Sector in the second half of 1996, which approximated $374,000 for the first nine months of 1997, were more than outweighed by the inclusion of Abbott for nine months in 1997 versus only one month in 1996 and increased corporate administrative costs. The latter corporate cost increases relate principally to incremental legal fees associated with public reporting and integration matters following and resulting from the merger of XIT and the Company, and secondarily to higher personnel costs and the implementation of a new computer system in 1997. Engineering and product development expenses declined by $40,000 from 1996 to 1997 due principally to an increase in the amount of such costs billable to specific contracts.

Interest expense increased by $101,000 in the first nine months of 1997 versus the first nine months of 1996 principally reflecting higher average borrowings during the first nine months of the respective periods. Other income (expense) is principally comprised of foreign currency exchange gains and losses incurred during the respective periods.

Income taxes are nominal in the respective periods as the Company is in a loss carryforward position for Federal income tax purposes.

The table following summarizes the incremental results of CXR for the nine months ended September 30, 1997.

                                                                          CXR
                                                                       ---------
Net sales                                                              $  9,683
                                                                       ========
Gross profit                                                           $  4,036
                                                                       ========
Operating expenses                                                        4,037
Write down of goodwill                                                    4,000
Other expenses                                                              (97)
                                                                       --------
Net income (loss)                                                      $ (4,098)

                                                                       ========

CXR's results of operations above consist of the six months and five days ended September 30, 1997 subsequent to the merger on March 26, 1997. In addition to CXR's results of operations for the third quarter of 1997 discussed previously, CXR results above include net earnings of $105,000 on net sales of $500,000 for the five day period ended March 31, 1997, including amortization of goodwill originating in the merger of $5,000. For the entire three months ended March 31, 1997, however, CXR incurred a net loss of $(1,904,000) on net sales of $3,496,000. Included in these quarterly results prior to March 26, 1997, CXR incurred certain significant charges as follows:
(i) $462,000 of compensation expense related to certain officers and directors whose corporate capacities would terminate or change at the date of the merger with XIT and (ii) $287,000 of asset write-downs and severance costs related to the reassessment of the impact on asset realizable values and certain cutbacks in personnel, respectively, necessitated by the continuing sluggishness of its business volume. These charges directly impacted the net loss of CXR for the quarter as there are no tax effects because CXR is in a net operating loss carryforward position. Even considering these charges, CXR's results for the first quarter of 1997 exhibited a significant deterioration from the first quarter of 1996, in which it incurred a net loss of $715,000 on net sales of $4,134,000. This deterioration resulted from the continuing and worsening impact on CXR of the industry and economic factors discussed previously.

Compared to the first quarter of 1997, CXR's results improved significantly in the second and third quarters as the result of substantially increased net sales, a favorable impact on margins resulting from the initial shipment of a high margin product on an order received from AT&T in April 1997, and the positive effects of personnel cutbacks made in the first quarter. Of the total AT&T order of $2,340,000, CXT Telcom shipped approximately $241,000 and $650,000 in the second and third quarters, respectively. Despite the temporary improvement resulting from the partial shipments of the AT&T order in the second and third quarters, CXR's operating results have continued to decline from the prior year. As a result of this decline, the aging of its transmission product line and other economic and market factors, the Company wrote down the carrying value of the goodwill originating from the reverse acquisition with XIT to its net realizable value (see Note 7 to the consolidated condensed financial statements). Excluding the write down of goodwill, for the full nine month period ended September 30, 1997 CXR incurred a net loss of $2,039,000 on net sales of $12,679,000 versus a net loss of $941,000 on net sales of $12,039,000 in the first nine months of 1996.

Although not necessarily indicative of the results that would have occurred or of results which may occur in the future, Note 2 to the consolidated condensed financial statements presents summary pro forma results as if the merger had taken place at the beginning of 1997.

LIQUIDITY AND CAPITAL RESOURCES

Cash of $3,377,000 was used in operations in the first nine months of 1997 versus cash of $645,000 being provided by operations in the first nine months of 1996. The increase in cash use was caused by the decline in results of operations, coupled with changes in working capital management during the respective periods.

In the first nine months of 1996, the Company had refinanced its bank borrowings on more favorable terms and had obtained a $750,000 bank term loan secured by the assets of Etch-Tek, acquired on May 1, 1996. The net proceeds of these borrowings were used principally for the cash consideration paid for the Etch-Tek and Abbott acquisitions and to pay down older accounts payable. Conversely, in the first nine months of 1996, the Company used the trade credit availability from paying down the accounts payable to fund the increase in accounts receivable and inventories accompanying the growth during the period.

In the first quarter of 1997, the Company reduced its inventory levels and elongated its payables cycle due to lack of available borrowings. In the second quarter of 1997, the Company further reduced its inventories to respond to the decline in business volume and used a portion of the proceeds of the Yorkton private placement (discussed below) to pay down the aging payables. The increase in accounts receivable, which resulted principally from CXR's increased business volume in the second quarter, was also financed by the proceeds of the private placement. During the third quarter, the Company experienced improved collections of accounts receivable and continued to reduce inventories slightly while concurrently experiencing an increase in payables, principally resulting from the acquisition of materials to fill the remaining AT&T order scheduled to be shipped during the fourth quarter of 1997.

As discussed in Note 4 to the consolidated condensed financial statements, the bank lines of credit for both XIT Corporation and one of its subsidiaries were to expire under current extension arrangements on August 30, 1997. The lines of credit were renewed on August 11, 1997 with more favorable advance rates against related collateralized assets and with less restrictive financial covenants, with which XIT Corporation and its subsidiary are in compliance. Based on the collateral base as of the renewal date, the new terms provided approximately $473,000 in additional available borrowings.

On February 20, 1997, the Company accepted a commitment from Yorkton Securities Inc. ("Yorkton"), pursuant to which Yorkton would use its best efforts to raise a minimum of $5,000,000 and a maximum of $10,000,000 through a private placement of investment units consisting of one share of restricted common stock and one quarter of a warrant to purchase one share of restricted common stock. On April 14, 1997, a first closing occurred on 2,000,000 investment units, for gross proceeds of $5,000,000. Net proceeds to the Company were $4,258,000. The Units were issued to European institutional investors pursuant to the exemption afforded by Regulation S under the Securities Act of 1933, as amended. The offering, which was structured to accommodate multiple closings, would terminate on the earlier of (i) the date the maximum offering of $10,000,000 is contracted or (ii) the currently extended termination date of May 31, 1997. The offering expired on May 31, 1997 with no additional closings.

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

There are two significant legal proceedings pending against the Company (see
Note 5 to the consolidated condensed financial statements). Management believes that the outcome of these pending proceedings will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

OUTLOOK

In the Circuits Sector, the Company's delivery performance has improved and sales demand for product from Motorola has increased in the subsequent period, although still not to historical levels. Further, sales efforts for the Sector have been intensified, with initial success, to both increase sales volume and to dilute the Sector's concentration in and consequential dependence on Motorola. The Company has also implemented yield improvement measures, reductions in overtime and outsourcing, and improved cost controls in the Sector's operations. Further, the Sector obtained higher pricing, effective in September 1997, for certain digital products sold to Motorola as expiring contracts are renewed and will continue to seek price increases as current contracts are renewed. There can be no assurance, however, that the Sector will retain business that comes up for renewal. The combination of the above factors and the positive effects of anticipated increased volume on absorption of fixed manufacturing costs is expected to improve gross profit margins in the future. Despite the expectation of improved operating performance, the Company believes that its high-volume printed-circuit operation will not ultimately achieve operating margins comparable to its other circuit operations nor its other business sector operations and that from a long-term, strategic perspective, the Company's assets will achieve a higher return if invested in other activities. Accordingly, the Company has entered into an agreement in principle to sell its Xcel Arnold Circuits, Inc. subsidiary ("XACI"), to a private corporation. The agreement is subject to certain conditions including receipt of financing by the purchaser and the execution of a definitive agreement. The Company presently expects to close the sale in late November or early December. The operating loss for XACI represents approximately 65% of the operating loss for the Company for the first nine months of 1997.

In the Components Sector, the Company is in the process of qualifying itself and its products with several new prospective customers for display monitors. If obtained, revenues from such customers should replace the loss in revenue which resulted from the loss of the major display monitor account in 1996. Additionally, the Company is actively seeking new programs with existing customers and new accounts to replace the decline in revenues related to the aging of its current customers' programs. In August 1997, the Sector implemented a partial layoff of both administrative and factory personnel, pending an increase in business volume. Estimated quarterly savings in personnel costs related to these layoffs is $165,000.

In the Test Equipment Sector, the negative impact of the reorganizations of the Sector's domestic customers continues. While final implementation guidance on the deregulation provided for in the Telecommunications Bill of 1996 was released in late August 1996 by the federal government, allowing the local and long distance telephone companies to begin entering each others' markets, the industry continues to reposition itself and enter into business combinations which have resulted in delays in the purchase of capital equipment. As a consequence of this phenomenon and the technological obsolescence of the CXR transmission and test instrument product lines, the Company wrote down the carrying cost of goodwill originating in the reverse acquisition by XIT of the Company in March 1997. While the industry repositioning is expected to ultimately result in market expansion as the changed entities emerge and the long distance and local carriers vie for business opportunities in each others markets, it is unclear that will become the situation in the near term or at all.

Additionally, in October 1997, CXR Telcom acquired Critical Communications, Incorporated ("Critical") of St. Charles, Illinois. Founded in 1991, Critical is a provider of sophisticated, state-of-the-art, portable telephone test instruments used by both long-distance carriers and local telephone service providers as well as by corporate and government telecommunications end users. The Company plans to merge the manufacturing operations of Critical into those of CXR Telcom and to distribute its products through both existing CXR and Critical sales channels. This acquisition expands the present CXR product offering to include additional software-driven, user-friendly and cost-competitive products which are expected to broaden CXR's penetration of the Installation and Maintenance ("I&M") segment of the telecommunications marketplace - i.e. that segment in which corporate services installations and maintenance are provided by the various telephone companies. While CXR's existing I&M products are used extensively in the Central Office testing environment (which necessitates the use of a multi-function, all-in-one test instrument), Critical's products are primarily designed to service the test instrument needs at outside plant service installations, where lightweight, portable products requiring fewer functional testing features are required. It is particularly in this market segment, where CXR presently competes with only one, outdated product, that the Critical product line is expected to have significant impact. The Company will also begin to distribute the Critical product line through its French subsidiary, CXR, S.A., in lieu of products presently acquired from third-party manufacturers and then resold into the French telecommunications market. The Company plans to distribute the Critical product line not only in France but throughout Europe, as well as to the developing telecommunications markets of Latin America and Asia, for which it presently has no available product offering.

NEW ACCOUNTING PRONOUNCEMENTS

In March 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB Opinion 15, "Earnings Per Share." FAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. This pronouncement is effective for fiscal years and interim periods ending after December 15, 1997, early adoption is not permitted. The Company does not believe that the adoption of this pronouncement will have a material impact on the net loss per share presented in the accompanying statements of operations.

Statement of Financial Accounting Standards No. 129 "Disclosure of Information about Capital Structure" ("SFAS No. 129") issued by the FASB is effective for financial statements ending after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by SFAS No. 128. The Company does not expect adoption of SFAS No. 129 to have a material effect on its financial position of results of operations.

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has not determined the effect on its financial position or results of operations from the adoption or this statement.

Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of and Enterprise and Related Information" ("SFAS No. 131") issued by the FASB is effective for financial statements beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company does not expect adoption of SFAS 131 to have a material effect on its results of operations.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         No material developments. See Note 5 - Litigation of the accompanying unaudited consolidated condensed financial statements and Legal Proceedings section of Item 11 of the Registrant's Registration Statement on Form S-1/A (No. 333-29925) which was declared effective on October 8, 1997 for a description of previously reported proceedings.

Item 2.  Changes in Securities

               None.

Item 3.  Defaults upon Senior Securities

               None.

Item 4.  Submission of Matters to a Vote of Security Holders

               None.

Item 5.  Other Information

               None.

Item 6.  Exhibits and Reports on Form 8-K

         a)   Exhibits-none.

         b)   Reports on Form 8-K - none

                                   SIGNATURES


               Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MicroTel International, Inc.


November 14, 1997                   /s/ James P. Butler
                                    --------------------------------------------
                                    James P. Butler, CFO
                                    (Principal Accounting and Financial Officer)