Form 10-K
period 1997-12-31
MICROTEL INTERNATIONAL INC
filed 1998-04-15
CIK 854852

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997,
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

                    FOR THE TRANSITION PERIOD ______________

                         COMMISSION FILE NUMBER 1-10346
                            ------------------------
                          MICROTEL INTERNATIONAL, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             77-0226211

     4290 E. BRICKELL STREET, ONTARIO,               (909) 456-4321
              CALIFORNIA 91761               (Registrant's telephone number,
  (Address of principal executive offices)        including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

            TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH
       Common Stock, $.0033 par value                  REGISTERED
                                                          None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None
                                 TITLE OF CLASS
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock at April 13, 1998 held by nonaffiliates was approximately $13,792,000.

    As of April 13, 1998 there were 11,927,793 shares of Common Stock, Par Value $.0033, outstanding.

WHEN USED ANYWHERE IN THIS FORM 10-K, THE WORDS "MAY," "WILL," "EXPECT," "ANTICIPATE," "CONTINUE," "ESTIMATE," "PROJECT," "INTEND," "SHOULD," "BELIEVE," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 REGARDING EVENTS, CONDITIONS AND FINANCIAL TRENDS THAT MAY AFFECT THE COMPANY'S FUTURE PLANS OF OPERATIONS, BUSINESS STRATEGY, OPERATING COSTS AND FINANCIAL POSITION. SPECIFICALLY, FORWARD-LOOKING STATEMENTS ARE INCLUDED IN THE FOLLOWING SECTIONS BELOW:
"OVERVIEW"; "INSTRUMENTATION AND TEST EQUIPMENT SECTOR"; "CIRCUITS SECTOR"; "COMPONENTS AND SUBSYSTEM ASSEMBLIES SECTOR"; PRODUCT DEVELOPMENT AND ENGINEERING; "COMPETITION"; "REGULATION"; "EMPLOYEES"; AND "LEGAL PROCEEDINGS." PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO RISKS AND UNCERTAINTIES AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INCLUDED WITHIN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.

    DOCUMENTS INCORPORATED BY REFERENCE. The definitive proxy statement in respect of the 1998 Annual Meeting of Shareholders of the Company is incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

    MicroTel International, Inc. (the "Company"), through its various direct and indirect operating subsidiaries, designs, manufactures and distributes a wide range of electronics hardware products and provides related services primarily to the telecommunications industry. Approximately 60% of the Company's hardware sales are to customers in the telecommunications industries, including AT&T and the Regional Bell Operating Companies ("RBOCs") domestically, and France Telecom in Europe. The remainder of the sales are various information technology products for industrial, medical, military and aerospace applications.

    The Company's objective is to become a leader in quality, cost effective solutions to meet the global requirements of telecommunications and information technology customers. The Company believes that it can achieve this objective through customer-oriented product development, superior product solutions, and excellence in local market service and support in North America, Europe and Asia.

    In 1984, MicroTel International, Inc. began operations as CXR Telcom Corporation. In 1989, a holding company, CXR Corporation, a Delaware corporation, was formed with two operating subsidiaries, CXR Telcom Corporation, based in the United States, and CXR S.A., based in France (collectively, "CXR"). CXR manufactures and distributes telecommunications testing and transmission equipment. In 1995, CXR Corporation changed its name to MicroTel International, Inc.

    On March 26, 1997, the Company consummated a merger pursuant to which XIT Corporation became a wholly-owned subsidiary of the Company, with XIT as the surviving subsidiary (the "Merger"). Because the Merger was accounted for as a reverse acquisition, historical financial information referred to herein as that of the Company shall refer to the historical financial information of XIT.

    Prior to 1991, XIT produced video display products, bare printed circuit boards, digital switches, keyboards, keypads and other components primarily for military applications. In 1991, XIT began a fundamental transition of its business operations by divesting $1.5 million in unprofitable bare printed circuit board volume and $3.5 million in low margin standard keyboards. During that year, XIT relocated its corporate headquarters, its Digitran Division's input and display component business, and its circuit division to Ontario and Monrovia, California from Pasadena, California and focused its circuits manufacturing on low volume, high margin double-sided and multi-layer circuit boards. Commencing in that year, XIT also began investing heavily in research and development in order to diversify its information technology product line and reduce its dependence on military sales.

    Commencing in 1994, XIT began to implement a business strategy of acquiring strategically complementary businesses and product lines. In July 1994, XIT acquired approximately 85% of HyComp, Inc. through a share exchange with the majority shareholders. HyComp, formed in 1969, designs and manufactures hybrid circuits, resistor networks, and thin film components. HyComp's products are for high-reliability applications where they must withstand extremes of temperature, humidity or environment. These products have a variety of uses in communications electronics, military, aerospace, medical, computer and industrial controls. Subsequently, XIT acquired an additional approximate 7% of HyComp Common Stock through an exchange of XIT common stock for HyComp common shares. As a result of the exercise of certain Hycomp stock options in 1997, the Company's ownership of the common shares outstanding of Hycomp was reduced to 88.5%.

    In May 1995, XIT acquired certain work in process from a bankrupt printed circuit board and contract manufacturing company and established XCEL Contract Manufacturing Division (XCMD) temporarily located in Philadelphia, Pennsylvania. The Company continues to service certain of the XCMD customers from its Ontario and Monrovia facilities, but has since closed its Philadelphia operation.

    In May 1995, XIT sold its Computron Display Systems Division ("Computron") based in Illinois, a manufacturer of higher cost custom color and monochrome display monitors, for approximately $1.8 million. Computron was sold based on XIT management's determination that the demand for its monochrome product lines was declining and its custom color product was too high in cost. Further, XIT's growth in the monitor product area is expected to be derived from its low cost standard color cathode ray tube ("CRT") product line, branded XCEL-Lite, as well as a full range of flat panel products manufactured at its Digitran Division.

    In September 1995, through a newly established wholly-owned subsidiary XCEL Arnold Circuits, Inc. ("XCEL Arnold"), XIT completed the acquisition of Arnold Circuits, Inc., a La Habra, California manufacturer of complex multi-layer, surface mount circuit boards used in sophisticated electronic equipment for the communications, computer, instrumentation and industrial controls industries. XCEL Arnold's circuit boards are currently used principally in cellular telephone transmission products. Due to a decline in its major customer's business, management has decided to exit this business. On April 9, 1998, the Company sold certain of the assets of XCEL Arnold to a private corporation (see
Note 17 to the Consolidated Financial Statements included elsewhere in this report).

    In April 1996, XCEL Arnold completed the acquisition of Etch-Tek, Inc. ("Etch-Tek"), a manufacturer of quick turn and prototype quantities of double sided and high layer count multilayer printed circuit boards. Etch-Tek was originally established as a division of XCEL Arnold, operates as XCEL Etch Tek and is located in Concord, California. The assets of Etch Tek were not included in the sale of XCEL Arnold and, following such sale, Etch-Tek will operate as a division of XIT Corporation.

    In September 1996, XCEL Corporation, Ltd. ("XCEL UK"), the Company's United Kingdom subsidiary, acquired Abbott Electronics, Ltd. ("Abbott"). XCEL UK operates Abbott as a wholly-owned subsidiary of XCEL UK trading as XCEL Power Systems, Ltd ("XPS"). XPS designs and manufactures high and low voltage, high specification, compact and micro-electronic power supplies to meet rugged environmental and high tolerance electrical requirements.

    In the fall of 1996, XIT began negotiations with respect to the Merger. Management believes that the Merger will enhance the Company's ability to service its telecommunications and information technology customers, create additional marketing opportunities both geographically and across product lines, and provide cost savings by the internal sourcing of components formerly purchased from third party vendors.

    In October 1997, the Company acquired all the capital stock of Critical Communications Incorporated ("Critical"), a manufacturer of telecommunication test instruments located in St. Charles, Illinois. The Company has transferred manufacturing of Critical's product to its CXR Telcom subsidiary in Fremont, California and has maintained the remaining operation as a product engineering and development, customer service and mid-west sales office where it previously lacked a presence.

    Within the electronics industry, the Company now manufactures and distributes three product lines and is organized into three related business sectors which are discussed below.

1.  INSTRUMENTATION AND TEST EQUIPMENT SECTOR

    The Company's Instrumentation and Test Equipment products are manufactured by CXR and CXR, S. A. In addition, CXR, S.A. performs network integration services. Their customers include AT&T, France Telecom, the RBOCs, interconnect carriers, independent telephone operating companies, private communications networks, banks, brokerage firms and Government agencies.

    TELECOM TEST INSTRUMENTS. The CXR line of test instruments measure the transmission characteristics of telephone circuits. The market for this test equipment has expanded as a result of the AT&T divestiture of the RBOCs and the trend towards user ownership of equipment. As a result of the AT&T divestiture, local telephone operating companies have been forced to develop their own internal capacity to identify and isolate troubles in the network transmission facilities in both telephone company owned or subscriber owned equipment.

    The current line of test equipment manufactured and sold by CXR is as follows:

    The 700 Series of Transmission test sets are modular, rugged, lightweight and a hand-held line of products which are principally used by telephone companies to qualify and certify the service offerings to the end users. These sets are configured in a variety of models designed to perform analog and digital measurements on voice grade and wide band circuit applications. Testing of the physical copper pair and qualifying it for the new wide band digital services applications is becoming the primary concern on the part of the telephone company. These services include the Digital Data Service (DDS), High Capacity Digital Subscriber loops (HDSL) and Asymmetrical Digital Subscriber loops (ADSL). Additionally, the modular nature of the equipment's design provides an upgrade path for optional testing of the signaling parameters over the telephony network, simulation of the Central Office (CO) and simulation of the Private Branch Exchange (PBX). The 700 series can also be equipped with the modules necessary to perform the Digital tests required to qualify the data transmission rates for the service offered to the ultimate users. These rates range from the basic modem rates to the higher speeds of the Pulse Coded Modulation (PCM) network, namely 1.5 million bits per second (Mb/s).

    The Model 5200 Universal Transmission Analyzer incorporates Digital Signal Processing (DSP) measurement technology and has replaced the LES 8000 Test Set formerly marketed by the Company. This product is marketed to the maintenance organizations of telephone companies and private network operators and performs all the functions of a Data Transmission Impairment Analyzer, a DS1 BERT Tester, a VF Signaling Network Access Unit, a T-1 Channel access Test Unit, and a DDS private line and switched digital service test product.

    The Model 5200 is designed for qualifying, commissioning and maintaining digital baseband leased lines, mono and stereo radio channels and basic and primary rate voice, and soon will be enhanced to service Integrated Services for the Digital Network (ISDN) subscriber loops. It is capable of making at very high transmission speeds all of the necessary measurements according to the international CCITT recommendations.

    The Model 5200 covers the specialized installation and maintenance of all circuits involving voice, signaling transmission, 64Kb/s data, and 1.5Mb/s data, and shortly will cover ISDN circuits. The Model 5200 is the first product of its kind to offer all these testing capabilities within one package. An added feature is the use of an internal battery power source in order to accommodate special hard-to-reach environments. The Model 5200 constituted approximately 70% of CXR's instrument sales for the year ended December 31, 1997.

    In October 1997, the Company acquired all the capital stock of Critical Communications Incorporated ("Critical") of St. Charles, Illinois in a stock-for-stock exchange. Founded in 1991, Critical is a provider of sophisticated, state-of-the-art, portable telephone test instruments used by both long-distance carriers and local telephone service providers as well as by corporate and government telecommunications end users. The Company incorporated the manufacturing operations of Critical into those of CXR Telcom and distributes its products through both existing CXR and Critical sales channels. This acquisition expands the present CXR product offering to include additional software-driven, user-friendly and cost-competitive products which are expected to broaden CXR's penetration of the Installation and Maintenance ("I&M") segment of the telecommunications marketplace - i.e. that segment in which corporate service installations and maintenance are provided by the various telephone companies. While CXR's existing I&M products are used extensively in the Central Office testing environment (which necessitates the use of a multi-function, all-in-one test instrument), Critical's products are primarily designed to service the test instrument needs at outside plant service installations, where lightweight, portable products requiring fewer functional testing features are required. It is particularly in this market segment, where CXR presently competes with only one, outdated product, that the Critical product line is expected to have significant impact.

    DATACOM TEST INSTRUMENTS. Datacom test instruments are used to test and monitor the performance of computers and communications equipment to ensure proper function in receiving or transmitting data over wide area or local area networks. Datacom instruments monitor, emulate and perform digital tests on protocol, code and transmission functions of computers, terminals, modems, multiplexers, front-end processors and other computer and communications equipment. The CXR Telcom Series 840 and 804 products address this market.

    TRANSMISSION PRODUCTS. CXR develops, manufactures, and sells a broad line of Anderson Jacobson ("AJ") modem products. These include modem models operating at data rates from 2400 bits per second (bps) through 56,000 bps. These are sold as rackmount modems for use at central communication/ computer sites, stand-alone modems at central communication/computer sites, or as stand-alone modems for use at remote sites. All of the AJ models are "feature rich" modems that generally offer more capabilities and flexibility than competing products.

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

    The AJ 1456/2853 Series of products are a true V.90 compatible product line designed to accommodate the newly standardized high speed of 56Kb/s and its sub-rates standard of V.34, V.32 ter and V.32. These products operate on a full duplex basis, using standard dial-up lines or on 2-wire and 4-wire leased lines. The series features trellis coded modulation and local and remote echo cancellation, with capabilities to cope with satellite delay of multiple hops in long distance transmission. Also, the series is equipped with multiple number storage capacity via a V.25 bis synchronous dialer for computer controlled application. In leased line operation, the series features unattended automatic dial backup using the dial-up network in the event of lease line failures. The series is also available in either stand alone desktop applications or as a card for chassis rackmount configuration.

    The AJ Smart Rack is a modem management enclosure that accommodates 16 modular card modems that allow the data center managers to keep track of configurations, diagnostics, alarms and system status at all times through a menu driven user interface. The main advantage of the Smart Rack is the simplicity of keeping track of all activities with real time monitoring and reporting using simple easy to read display screens. Also an on-board modem allows access from remote locations and the ability to dial a predefined sequence of numbers for alarm reporting.

    The AJ 5900 series offers intelligent T-1 Channel Service Units which provide access to D4 and Extended Super Frame (ESF) on High Capacity Digital Service (HCDS), in either a single line or rack mount configuration. The AJ 5900 series offers a single termination interface to the Data Terminal Equipment
(DTE), providing continuous monitoring for bipolar violations and multiple error events. The user can select thresholds for error rates, with separate levels for the network and the equipment. The series provides complete access to both the network side and the user side, along with the appropriate diagnostic tests in order to maintain network integrity.

    In March 1997, CXR introduced a new product line, the AJ 6900 series for T-1 and fractional T-1 CSU-DSU applications. These newly introduced products provide for the direct interface between the customer's equipment and the T-1 facilities. The AJ 6900 series operates at any multiple 56K or 64K b/s, including current Frame Relay data rates. Built-in multiplexer ports allow simultaneous connections to a PBX or channel bank which shares the same T1 facility. The AJ 6900 series has an integrated Simple

Network Management Protocol (SNMP) and therefore can easily be used by any network management system using SNMP.

    In January 1998, CXR introduced a brand new product offering, a Remote Access Server (RAS) to address the Internet Service Provider (ISP) market and corporate communication users. The RAS-248, RAS-496 and RAS 3096+ product provide high density communication to accommodate the incoming traffic from high speed Modems (56Kb/s), ISDN Terminal Adapters (TA), Primary rate ISDN and at the PCM rates for both the US and the International standards. The product implements a secure 128 bit encryption, which operates using Windows NT operating system platform. Also, the product features an adaptability to Web Caching with application server options, built-in protocol analysis and is compatible with the Local Area Network (LAN) infrastructures and its various topologies. Like all of the AJ data transmission products, the RAS family uses the SNMP management Protocol and therefore can be very easily configured and managed from any location capable of using SNMP system.

    NETWORKING SYSTEMS. In 1996, CXR S.A. formed a new business unit to market several lines of products used to build data and voice networks. All of these products are sourced from third-party vendors under distributorship or OEM arrangements. The "product" marketed to its customers is a turn-key solution using these products and includes network design, installation and maintenance.

    The product lines marketed consist of four primary types as follows: (i) multiplexing equipment used to transport data, voice and local area network traffic over point-to-point leased lines and frame relay networks; (ii) statistical multiplexers, terminal servers and routers for local area network interconnections; (iii) data compression equipment used to compress and encrypt data streams prior to network access to maximize transmission speed and secure the transmission and to decompress and decipher upon transmission receipt; and
(iv) ISDN routers used to link remote offices to corporate office local area networks.

2.  CIRCUITS SECTOR

    The Company's printed circuit boards are produced by XCEL Arnold Circuits, Inc. ("XCEL Arnold"), a wholly-owned subsidiary of XIT based in La Habra, California; XCEL Etch Tek and XCEL Circuits, located in Concord and Monrovia, California respectively, both of which are currently divisions of XIT; and HyComp, Inc. ("HyComp"), an approximately 89% owned subsidiary of XIT based in Marlborough, Massachusetts. On April 9, 1998, the Company completed the sale of substantially all of the assets of XCEL Arnold to Arnold Circuits, Inc., a newly formed entity formed to consummate such purchase.

    Printed circuit boards are essential components in virtually all sophisticated electronic products. The circuit board is the basic platform used to interconnect and mount electronic components such as microprocessors, resistor networks and capacitors. Circuit boards consist of copper traces on an insulating (dielectric) base, which provide electrical interconnections for electronic components. The development of more sophisticated electronic equipment by OEMs combining higher performance and reliability with reduced size and cost has created a demand for increased complexity, miniaturization and density in the circuit traces. In response to this demand, multi-layer boards have been developed in which several layers of circuitry are laminated together to form a single board with both horizontal and vertical electrical interconnections.

    The technology required to manufacture electronic products is becoming increasingly costly and complex. Traditionally, manufacturers used the so-called "through-hole" technology in assembling printed circuit boards. However, a newer technology known as "surface-mount" technology ("SMT") has gained acceptance in the manufacture of these products.

    The Company has invested in new manufacturing equipment to accommodate the increased business for SMT equipment. SMT allows for production of a smaller circuit board, with greater component and circuit density, resulting in increased performance. Management believes that SMT will continue to constitute an increasing percentage of printed circuit board production and assembly. The circuit boards produced at XCEL Arnold are high density, multi-layer printed circuit boards of up to 12 layers. The majority of the XCEL Arnold's multi-layer rigid circuit boards are manufactured on a standard base laminate material. The Company also produces high performance circuit boards constructed from speciality materials at its XCEL Circuits Division and XCEL Etch-Tek manufacturers of sophisticated high multi-layer, quick turn, and prototype printed circuit boards up to 24 layers.

    HyComp manufactures hybrid microelectronic circuit products which must, because of the applications in which they are used, endure extreme environmental conditions. HyComp's hybrid circuits combine components, such as resistors, capacitors and integrated circuit chips, into one functional unit in a single sealed package. In 1997, HyComp established an industry-leading position in producing and assembling flip chip devices starting from single semiconductor chips, rather than requiring complete semiconductor wafers. HyComp is the only company world-wide presently commercially producing flip chip assemblies from single chips. HyComp also has a line of thick film hybrid circuits which are manufactured by HyComp's strategic partner SIMESA in its automated cassette to cassette production facility located in Vitoria, Spain.

3.  COMPONENTS AND SUBSYSTEM ASSEMBLIES SECTOR

    Components and Subsystem Assemblies products are produced and/or sold by XIT's Digitran Division, based in Ontario, California, XCEL UK and XPS, wholly-owned subsidiaries of XIT based in England, and another wholly-owned subsidiary, XCEL Japan, Ltd.

COMPONENTS

    XIT's Digitran Division manufactures and sells digital switch products serving aerospace, communications, industrial and commercial applications. Thumbwheel, push button, and lever modules, together with assemblies, are manufactured in 16 different model families. The Digitran Division also offers a wide variety of custom keypads and keyboards.

    The Digitran Division also produces the XCEL-Lite display color monitor product. Each monitor is customized to meet the needs of OEMs or sold "off the shelf" as lower cost color standard XCEL-Lite models. The monitors also come with a range of options, including: a wide range of phosphors, custom headers, video to all standard formats or customized, front access controls for brightness, contrast, and power, ruggedized exteriors, EMI/RFI shielding, low energy power and universal power supplies. The predominant market segments for these displays are medical, test instruments and rugged continuous use ATMs. Color and monochrome monitors (including XCEL-Lite) are sold in Europe through XCEL UK.

    XPS located in Ashford, Kent, England, produces a range of electronic power supplies for an international customer base, including telecommunications, aerospace and military customers.

SUBSYSTEMS

    Based on industry data, the Company believes that OEMs are increasingly relying upon independent manufacturers of complex electronic products rather than on in-house production. The Company believes that the current trend towards increased reliance by OEMs on independent manufacturers reflects the OEMs' recognition that, for complex electronic products, independent manufacturers can provide greater specialization, expertise, responsiveness and flexibility and can offer shorter delivery cycles than can be achieved by internal production.

    The Company offers complete manufacturing solutions to OEMs, including concurrent engineering, assembly of printed circuit boards and front panel assemblies incorporating its input and display components, assembly of subsystems, test engineering, software development and accessory packaging. The Company believes that its ability to manufacture various electronic components, combined with its engineering integration capability, provides it with a number of competitive advantages in providing custom subsystem assemblies that can enable it to capture a significant portion of this growing market.

    By integrating the Company's printed circuit boards and components, the Company is able to engineer and manufacture communications, medical, industrial, and military weapons input and display subsystems. Medical equipment, gasoline service point of sales terminals, and machine tools use the Company's proprietary PF-Shield, a thin, tough PolyFilm which provides environmental protection from dust and most fuels, solvents and petroleum-based products without detracting from the equipment's cosmetic appearance or performance. Furthermore, the shield is highly resistant to puncture, is flame retardant and remains flexible from -75 degrees Celsius to 150 degrees Celsius. XIT's industrial machine controller products eliminate interference and cross-talk between adjacent monitors, utilize high grade plastics (Digidome) that will not deteriorate when exposed to petrochemicals, and offer custom panels and keycaps that withstand the abusive industrial environment. XIT's military products utilize the highest quality materials to withstand nuclear, biological, and chemical contamination and extreme environmental conditions encountered in worldwide military deployment including rigorous shock and vibration.

CUSTOMERS AND MARKETING

    Customers for the Company's Instrumentation and Test product line include AT&T, the RBOCs, international telephone companies (including France Telecom) and private communications networks. Datacom test equipment and modem equipment are purchased by telecommunications equipment manufacturers and used in the design, manufacture, installation and maintenance of the electronic equipment they provide. Telecom test instruments are purchased by the major long distance carriers.

    The customers for the Circuits Sector include Motorola, GenRad, Raytheon, Lockheed Martin, Tektronics, Teradyne, Holland Signal, Racal, EFW and Loral, among others.

    The principal customers for Components and Subsystems are OEMs in the electronics industry and include manufacturers of communications equipment, industrial and business computers, automatic teller machines, medical devices, industrial instruments and test equipment, and aerospace and military products. Such customers include Boeing, Lockheed Martin, Raytheon, Litton, Rockwell, Teledyne, Honeywell, NCR, Eastman Kodak, British Aerospace, Aerospatiale, Pilkington, Sagem, Toshiba and Hyundai, among many others.

    The Company's largest customer, Motorola, accounted for approximately 14%, 34%, 41% and 13% of the net sales for the year ended December 31, 1997, the three months ended December 31, 1996 and the years ended September 30, 1996 and 1995, respectively. No other customer accounted for more than 10% of the Company's net sales for these periods.

    The Company markets its products through a combination of direct sales engineers, distributors and independent sales representatives primarily in the United States, Europe and Japan (See Note 15 to the Consolidated Financial Statements included elsewhere in this report).

BACKLOG

    The Company's business is not generally seasonal, with the exception that the printed circuit board industry generally slows in the last calendar quarter of each year and capital equipment purchases are lower than average during the first quarter of each year, impacting the Instrumentation and Test

Equipment sector. The Company's backlog of firm, unshipped orders was as follows by business sector at December 31, 1997 and 1996 and September 30, 1996 and 1995, respectively.

                                                              DEC. 31,   DEC. 30,   SEPT. 30,  SEPT. 30,
                                                                1997       1996       1996       1995
                                                              ---------  ---------  ---------  ---------
                                                                            (IN THOUSANDS)
Circuits....................................................  $   5,397  $   5,880  $  11,019  $  14,087
Components and Subsystem Assemblies.........................      6,452      8,888      9,187      2,937
Instrumentation and Test Equipment..........................        985     --         --         --
                                                              ---------  ---------  ---------  ---------
                                                              $  12,834  $  14,768  $  20,206  $  17,024
                                                              ---------  ---------  ---------  ---------
                                                              ---------  ---------  ---------  ---------

    The decline in backlog for the Circuits Sector is principally the result of XCEL Arnold's major customer, Motorola, changing its ordering pattern, compounded in 1997 by a deferral of orders by this customer pending correction of late delivery problems. Motorola as a matter of policy has reduced its order quantities from a 12 month supply in the September 30, 1995 time frame to a 3 to 6 month supply beginning in the September 30, 1996 time frame and forward. The increase in backlog for the Components and Subsystem Assemblies Sector at September 30, 1996 is due to the backlog of XPS, acquired in September 1996, of $5,992,000 at September 30, 1996. Order backlog for XPS is volatile and the decline from September 30, 1996 to December 31, 1997 is not indicative of an adverse trend. The remainder of the decline in backlog for the Sector from September 30, 1996 to December 31, 1997 is due to a general decline in orders for the rest of the Sector's products resulting from the aging of related customer programs. The backlog for the Instrumentation and Test Equipment Sector at December 31, 1997 is that of CXR, acquired on March 26, 1997, and is not material. Backlog for CXR is not deemed a significant measure of its business, as its customers generally order on a just-in-time basis. The Company's order backlog at December 31, 1997 was mostly shipped during the first quarter of 1998, with the exception of approximately $3,500,000 of orders at XCEL Arnold (Circuits) and $229,000 of orders at XIT (Components) whose fulfillment extends beyond that date.

MANUFACTURING

    The Company purchases the electronic components required for the manufacture of its various product lines from a number of vendors and has experienced no significant difficulties in obtaining timely delivery of components. In addition, the Company has begun internal sourcing of certain electronic components following the Merger. Management has determined that there would be little, if any, cost savings from outside manufacturing.

PRODUCT DEVELOPMENT AND ENGINEERING

    The Company's product development and engineering is critical in view of rapid technological innovation in the electronics hardware industry. Current research and development efforts are concentrated in the Instrumentation and Test Equipment Sector (CXR) and at HyComp. For the year ended December 31, 1997, the three months ended December 31, 1996 and the years ended September 30, 1996 and 1995, engineering and product development costs of the Company were $2,046,000, $69,000, $309,000 and $328,000, respectively.

    The product development costs of CXR were $1,797,000 and $2,612,000 during the years ended December 31, 1997 and 1996, respectively. These product development costs were related primarily to development of new telecommunications test equipment, trunk testing system products and data communications equipment. Current research expenditures are directed principally towards enhancements to the current test instrument product line and development of increased band width (faster speed) transmission products. These expenditures are intended to improve market share and gross margins, although no assurances may be given that such improvements will be achieved.

    CXR also makes use of the latest CAD (Computer Aided Design) equipment to design and package its products. This puts CXR in the position to take full advantage of the latest CAE (Computer Aided Engineering), and EDA (Engineering Design Automation) workstation tools to design, simulate and test its advanced product features or product enhancements for custom circuits and miniaturization purposes. With the above mentioned tools, product developments are turned around very quickly, keeping the highest quality and reliability integrated as part of the overall development process. This kind of capability also allows CXR to offer custom featured designs for the potentially expanding Original Equipment Manufacturer (OEM) customers, whose needs require the integration of CXR's products with their own.

    In 1992, HyComp began investigating the feasibility of a lower cost alternative flip chip assembly process than that developed by IBM in the 1980s. The HyComp process called "adhesive flip chip" uses conductive adhesives as interconnections, instead of deposited metals. The adhesive flip chip process promises all the benefits of the flip chip, but with substantially lower capital investment and manufacturing costs. In 1995, HyComp received a contract from the Advanced Research Projects Agency of the Department of Defense ("ARPA") to study the feasibility of commercializing flip chip technology. In 1996, HyComp received a contract continuation in the amount of $750,000 from the ARPA to set up and operate an adhesive flip chip assembly line.

    In microelectronic applications, packaging has become a primary focus. As chips approach the limits of on-chip densities, packaging which spaces chips closely becomes key to increasing performance while decreasing size. Flip chip technology gives the highest chip density of any packaging method. Instead of placing chips in space wasting individual packages, they are assembled face down onto matching connections on a substrate or board. Since the connections are under the chip, no additional space is required for bonded wires or leads.

    Company management believes that the adhesive flip-chip has significant potential size, performance and cost advantages for hybrid circuit manufacture. The two year ARPA program has made HyComp the only company worldwide with current production capability in adhesive flip chip assembly, a significant market advantage. Management believes that over the next five years, flip chip will be the microelectronic packaging of choice for high performance circuits. As of December 31, 1997, the production process has been implemented and commercial orders have been produced for customers.

PATENTS AND TRADEMARKS

    The Company regards its software, hardware and manufacturing processes as proprietary and relies on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions, including employee and third-party nondisclosure agreements, to protect its proprietary rights. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford some limited protection. The laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. The Company requires that its employees enter into confidentiality agreements as a condition of employment.

COMPETITION

    The Instrumentation and Test Equipment Sector has numerous competitors with greater technological, financial and marketing resources than those possessed by the Company. The ability of the Company to compete in the Instrumentation and Test product lines is dependent on several factors including price, technology, product performance, service and its ability to attract and retain qualified management and technical personnel.

    The market for printed circuit boards in the United States is fragmented and very competitive. The Company believes there are over 700 companies producing circuit boards in the United States. XIT competes primarily against other independent manufacturers. There are no dominant manufacturers in the segment of the industry served by XIT. XIT believes that relatively few producers in the United States have the technological competence, manufacturing processes, and facilities to produce complex multi-layer surface mount circuit boards in commercial volumes.

    The Company also faces competition in this sector from certain captive circuit board manufacturers. These manufacturers may seek orders in the open market to fill excess capacity, thereby increasing price competition. A number of the Company's competitors are larger than the Company and have greater financial, marketing and other resources. The Company believes that competition in circuits manufacturing is based on product quality, technological capability, responsiveness to customers in delivery and service, and price.

    The Company's Components and Subsystem Assemblies Sector competes in a highly fragmented market composed of a diverse group of U.S. based manufacturers. The Company believes that the primary bases of competition in this market segment are capability, price, manufacturing quality, advanced manufacturing technology and reliable delivery. The Company believes that by focusing on low to medium-volume production, and by manufacturing subsystems using its in-house manufactured components, the Company can compete effectively. Additionally, by taking on a wider range of systems than its larger competitors and by having access to a diversified customer base, the Company believes it is able to diversify its workload and is not as dependent as some of its competitors on individual contracts, customers or industries.

REGULATION

    The Federal Communication Commission ("FCC") has adopted regulations with respect to the interconnection of communications equipment with telephone lines and radiation emanations of certain equipment. CXR has complied with these regulations and received all necessary FCC approvals for its line of trunk testing equipment. As additional products require certification, CXR believes it will be able to satisfy all such future requirements. The Company believes it complies with environmental regulations since it assembles, rather than manufactures, electronic components and therefore discharges into the environment are believed to be negligible.

    The Company's product lines are subject to certain federal and state statutes governing safety and environmental protection. The Company believes that it is in substantial compliance with all such regulations and is not aware of any proposed or pending safety or environmental rule or regulation which, if adopted, would have a material impact on its business or financial condition.

EMPLOYEES

    As of December 31, 1997, the Company employed 425 persons. Of these employees, 324 employees are employed in the United States and 101 are employed in Europe and Japan. None of the Company's employees are represented by unions and there have not been any work stoppages at any of the Company's facilities. The Company believes that its relationship with its employees is good.

ITEM 2.  PROPERTIES

    The Company leases or owns approximately 250,000 square feet of administrative, production, storage and shipping space. All of these facilities are leased other than the Melbourne, UK and Abondant, France facilities. The Ontario facility is owned by Capital Source Partners, a California real estate partnership in which XIT holds a 50% ownership interest.

                BUSINESS UNIT                        LOCATION                 FUNCTION
---------------------------------------------  --------------------  ---------------------------
Digitran Division                              Ontario, California   Corporate headquarters/
(Components and subsystem assemblies)                                Manufacturing

XCEL Circuit Division                          Monrovia, California  Administrative/
(Circuits)                                                           Manufacturing

XCEL Etch Tek                                  Concord, California   Administrative/
(Circuits)                                                           Manufacturing

XCEL Corp. Ltd.                                Melbourne, United     Administrative
(Components and subsystem assemblies)          Kingdom

XCEL Power Supplies                            Ashford, United       Administrative/
(Components and subsystem assemblies)          Kingdom               Manufacturing

XCEL Japan, Ltd. Higashi-Gotanda               Tokyo, Japan          Administrative/ Assembly
(Components and subsystem assemblies)

XCEL Arnold Circuits, Inc.                     La Habra, California  Administrative/
(Circuits)                                                           Manufacturing

HyComp, Inc.                                   Marlborough,          Administration/
(Circuits)                                     Massachusetts         Manufacturing

CXR, S.A                                       Paris, France         Administrative
(Instrumentation and test equipment)

CXR, S.A.                                      Abondant, France      Manufacturing
(Instrumentation and test equipment)

CXR                                            Fremont, California   Administrative/
(Instrumentation and test equipment)                                 Manufacturing

    The lease for the Fremont facility will expire in or about September 2002, with one five-year renewal option. The lease for the Paris, France facility expires in May 1998. The Ontario facility is covered by a lease that expires in September 2000, with options to extend until September 2010. The Monrovia facility is covered by a lease that expires in October 1998. The La Habra facility is leased from four separate property owners pursuant to leases, each of which terminates in March 2000. Each of these leases may be extended for five years subject to agreement on a minimum monthly rental. The Concord facility is subject to a lease that expires in September 2001, with options to renew until April 2016. The Marlborough facility is subject to a lease which expires in October 2000, and the Tokyo facility is subject to a lease which expires in March 2000. The Ashford facility is subject to a fifteen-year lease which expires in September 2011, subject to the right of the Company to terminate the lease after five years, and the rights of the Company or the landlord to terminate the lease after ten years.

    The Company believes that these facilities are adequate for the current business operations.

ITEM 3.  LEGAL PROCEEDINGS

JACOBSON V. CXR

    In September 1994, Raymond Jacobson, a former officer and director of the Company and a participant in the Company's deferred compensation plan, brought an action against the Company in the California Superior Court, Santa Clara County, alleging that the Company breached its contract to pay Mr. Jacobson $3,495 bi-weekly for life under his deferred compensation agreement dated May 11, 1993 (the "1993 Agreement"), by discontinuing payment in August 1994. The 1993 Agreement superseded a previous deferred compensation agreement dated April 1, 1977 (the "1977 Agreement") which had provided for twice the level of payments. Mr. Jacobson was claiming damages of approximately $1,200,000, which he purported to be the present value of all payments to be made under the 1993 Agreement. In June 1995, the Company paid Mr. Jacobson all amounts past due under the contract plus interest and reinstated the bi-weekly payments, which have continued to date.

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

    Notwithstanding the above, the Company management and Mr. Jacobson conducted settlement discussions since June 1996, and the Company believes that an enforceable settlement was reached on January 22, 1997. Mr. Jacobson apparently disclaims this agreement based on the actions noted above. On February 28, 1997 the Company filed a motion for leave to file a cross-claim asserting that the January 22, 1997 agreement supersedes all previous agreements with Mr. Jacobson.

    A court supervised settlement conference with Mr. Jacobson was held on March 26, 1997. Although a tentative settlement was reached, the settlement was subject to fulfillment by the Company of a number of conditions subsequent which did not occur and therefore was not binding on either party. Subsequent thereto, several alternative settlement offers have been proposed by plaintiff's counsel, none of which were acceptable to the Company.

    The Company's motion for leave to cross-claim and Mr. Jacobson's motion for leave to amend his complaint were granted and on August 25, 1997, Mr. Jacobson filed an amended complaint. On September 24, 1997, the Company filed a demurrer to Mr. Jacobson's second amended complaint which was denied on November 18, 1997.

    A court supervised settlement conference with Mr. Jacobson was held on February 5, 1998 and a settlement was reached. The value of the settlement was not materially different than the amount previously recorded by the Company for the deferred compensation arrangement, which approximates $1,000,000 at December 31, 1997 and which also approximates the value of the tentative settlement reached on March 26, 1997.

SCHEINFELD V. MICROTEL INTERNATIONAL, INC.

    In October 1996, David Scheinfeld brought an action in the Supreme Court of the State of New York, County of New York, to recover monetary damages in the amount of $300,000 allegedly sustained by the failure of the Company, its stock transfer agent and its counsel to timely deliver and register 30,000 shares of Common Stock for which payment had been made. The Company was informed by Mr. Scheinfeld that in order to settle his claims, the Company would have to issue him unrestricted shares of common stock. Since the Company cannot issue unrestricted shares (absent registration), the Company answered Mr. Scheinfeld's motion and sought to compel him to serve a complaint upon the defendants. On June 30, 1997, the complaint was served, and the Company has subsequently answered, denying the material allegations of the complaint. In August 1997, the Company served discovery requests on Mr. Scheinfeld, who was initially obligated to respond by September 12, 1997. On March 2, 1998, Mr. Scheinfeld responded to such discovery requests which response is currently under review by counsel to the Company.

DANIEL DROR V. MICROTEL INTERNATIONAL, INC.

    In November 1996, the Company entered into an agreement (the "Agreement") with the former Chairman of the Company, which involved certain mutual obligations. In December 1997, the former Chairman defaulted on the repayment of the first installment of a debt obligation under the Agreement. Also in December 1997, the former Chairman of the Company filed suit in the District Court for Galveston County, Texas alleging the Company has breached an alleged oral modification of the Agreement. In January 1998, the Company answered the complaint denying the allegation and the matter is currently being litigated in Texas. The Company believes that the former Chairman's claim is without merit and intends to vigorously defend itself and intends to assert its own claims against the former chairman by way of counterclaim or separate action.

OTHER LITIGATION

    In December 1997 a stockholder of the Company brought an action in Texas against the Company's current Chairman and an unrelated party, alleging certain misrepresentations during the merger discussions between XIT and the Company. The Company has moved to dismiss this suit on jurisdictional grounds and will vigorously defend the current Chairman on the merits should the matter not be dismissed.

    Although the ultimate outcome of the matters noted above cannot be predicted with certainty, pending actual resolution, management believes the disposition of these matters will not have a material adverse affect on the consolidated financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

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

    On August 15, 1996, the shareholders of the Company ratified a one-for-five reverse stock split effective for holders of record on August 29, 1996. The sales prices below have been restated to give effect to the reverse split.

CALENDAR YEAR                                                               HIGH        LOW
------------------------------------------------------------------------  ---------  ---------
1997
Fourth Quarter..........................................................  $  2.4375  $  1.1563
Third Quarter...........................................................     2.625      2.375
Second Quarter..........................................................     2.8125     1.875
First Quarter...........................................................     3.4375     1.4375

1996
Fourth Quarter..........................................................  $  3.25    $  1.0625
Third Quarter...........................................................     5.625      3.125
Second Quarter..........................................................     8.75       4.6875
First Quarter...........................................................     9.375      5.3125

1995
Fourth Quarter..........................................................  $  6.5625  $  4.0625
Third Quarter...........................................................     7.50       5.3125
Second Quarter..........................................................     6.25       3.75
First Quarter...........................................................     4.375      3.125

    As of March 31, 1998, the Company had approximately 3,850 stockholders of record, approximately 500 round lot stockholders and approximately 4,500 beneficial stockholders.

    Other than the dividends paid on the redeemable preferred stock associated with the acquisition of XCEL Arnold, the Company has not declared or paid any cash dividend since its inception. It has been the general policy of the Board of Directors to retain all earnings in the Company to support the expansion and development of new products.

ITEM 6.  SELECTED FINANCIAL DATA.

    The following table summarizes selected consolidated financial data for the Company for the year ended December 31, 1997 the three months ended December 31, 1996 and each of the four years in the period ended September 30, 1996. The data has been derived from and should be read in conjunction with the Company's Consolidated Financial Statements, the related Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations. The financial data as of and for the three months ended December 31, 1996 are not necessarily indicative of results that may be expected for the full year. All amounts are in thousands, except per share data.

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                            SELECTED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         THREE MONTHS
                                           YEAR ENDED       ENDED            YEAR ENDED SEPTEMBER 30
                                          DECEMBER 31,   DECEMBER 31,   ----------------------------------
                                              1997           1996        1996     1995     1994     1993
                                          ------------   ------------   -------  -------  -------  -------
Net sales...............................    $43,098        $ 7,886      $31,249  $19,602  $14,237  $13,766
Net income (loss).......................    $(9,693)       $  (905)     $ 1,083  $   337  $  (672) $ 1,430
Income (loss) available to common
  stockholders..........................    $(9,753)       $  (924)     $ 1,003  $   327  $  (672) $ 1,430
Basic and diluted earnings (loss) per
  share.................................    $  (.96)       $  (.15)     $   .17  $   .07  $  (.14) $   .33
Total assets............................    $25,440        $20,564      $19,613  $15,955  $11,137  $10,716
Long-term obligations...................    $ 3,319        $ 3,549      $ 2,678  $ 1,524  $   740  $   762
Redeemable preferred stock..............    $   714        $   794      $   775  $   835  $ --     $ --
Stockholders' equity....................    $ 6,015        $ 5,047      $ 5,845  $ 4,464  $ 3,263  $ 3,769
Shares outstanding at period end........     11,926          6,064        6,064    5,814    4,886    4,659

    No cash dividends on the Company's common stock were declared during any of the periods presented. Shares outstanding and earnings (loss) per share have been restated to give effect to the recapitalization of XIT Corporation (the accounting acquiror) in the "reverse acquisition" of MicroTel International, Inc. by XIT Corporation on March 26, 1997.

    As discussed previously, the historical financial data above prior to the Merger is that of XIT Corporation (the "Accounting Acquiror"). In conjunction with the reverse acquisition accounting treatment, XIT changed its fiscal year end from September 30 to December 31 to adopt the fiscal year end of MicroTel International, Inc. The three month period ended December 31, 1996 represents the "transition" period between XIT's fiscal year ended September 30, 1996 and the beginning of its new fiscal year, January 1, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    WHEN USED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, THE WORDS "MAY", "WILL," "EXPECT," "ANTICIPATE," "CONTINUE," "ESTIMATE," "PROJECT," "INTEND," "SHOULD," "BELIEVE" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 REGARDING EVENTS, CONDITIONS AND FINANCIAL TRENDS THAT MAY AFFECT THE COMPANY'S FUTURE PLANS OF OPERATIONS, BUSINESS STRATEGY, OPERATING COSTS AND FINANCIAL POSITION. SPECIFICALLY, FORWARD-LOOKING STATEMENTS ARE INCLUDED IN THE FOLLOWING SECTIONS BELOW:
LIQUIDITY AND CAPITAL RESOURCES, OUTLOOK, AND NEW ACCOUNTING PRONOUNCEMENTS. PROSPECTIVE INVESTORS, READERS OR OTHER USERS OF THIS REPORT ARE CAUTIONED THAT ANY FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO RISKS AND UNCERTAINTIES AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INCLUDED WITHIN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.

    As discussed previously herein and in the notes to the accompanying consolidated financial statements, the consolidated financial statements presented are those of XIT Corporation and its wholly and majority-owned subsidiaries and beginning March 26, 1997, include the Company and its subsidiaries CXR Telcom Corporation and CXR, S.A. (the "Former Company"). This is the result of the reverse acquisition by XIT of MicroTel International, Inc. (the Registrant) and its subsidiaries in a merger on March 26, 1997. The Former Company and "accounting acquiree" is described as "CXR" in the discussion below. XIT Corporation is referred to as "XIT."

    The Company conducts its operations out of various facilities in the U.S., France, England, and Japan and organizes itself in three product line sectors--Circuits, Components and Subsystem Assemblies, and Instrumentation and Test Equipment. The Circuits Sector operates principally in the Company's U.S. market, the Components and Subsystems Assemblies Sector operates in its U.S., European and Asian markets, and the Instrumentation and Test Equipment Sector operates principally in its U.S. and European markets. The Components and Subsystems Assembly Sector is referred to as "the Components Sector" in the discussion below for brevity.

    In conjunction with the merger of XIT and CXR, XIT changed its fiscal year end from September 30 to December 31 to conform to the fiscal year of CXR. Consequently, the consolidated financial statements discussed herein are for the year ended December 31, 1997, the three months ended December 31, 1996 (the transition period), and the years ended September 30, 1996 and 1995.

    The Company's Instrumentation and Test Equipment Sector business is conducted solely by CXR and therefore its results of operations are not included in the results of operations for the three months ended December 31, 1996 or the years ended September 30, 1996 and 1995.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 1997 VERSUS FISCAL YEAR ENDED
  SEPTEMBER 30, 1996

    The following discussion relates to the comparison of the results of operations for the twelve months ended December 31, 1997 ("Fiscal 1997") versus the twelve months ended September 30, 1996 ("Fiscal 1996"), excluding the results of CXR which are discussed separately below.

                                                                FISCAL 1997              FISCAL 1996
                                                    -----------------------------------  -----------
                                                    CONSOLIDATED    CXR     COMPARATIVE
                                                    -----------  ---------  -----------
                                                                     (IN THOUSANDS)
Net sales.........................................   $  43,098   $  15,054   $  28,044    $  31,249
Cost of sales.....................................      32,670       8,735      23,935       23,057
                                                    -----------  ---------  -----------  -----------
Gross profit......................................      10,428       6,319       4,109        8,192
Selling expense...................................       5,201       2,562       2,639        2,409
General & administrative..........................       6,160       1,196       4,964        3,970
Engineering & product development.................       2,046       1,797         249          309
Write-down of goodwill............................       5,693       4,000       1,693       --
Interest expense..................................         895         110         785          507
Other expense (income)............................          29         106         (77)        (108)
Income taxes......................................          97           6          91           22
                                                    -----------  ---------  -----------  -----------
Net income (loss).................................   $  (9,693)  $  (3,458)  $  (6,235)   $   1,083
                                                    -----------  ---------  -----------  -----------
                                                    -----------  ---------  -----------  -----------

NET SALES

    Net sales for Fiscal 1997 declined by $3,205,000 or 10.3% from Fiscal 1996. This decline was comprised of lower sales for the Company's Circuits Sector of $3,019,000 and a decrease in the sales for the Components Sectors of $186,000. The decrease for Fiscal 1997 in the Circuits Sector was comprised of an increase in Sector sales of $2,212,000 due to the inclusion of Etch Tek's operations for the entire twelve months in Fiscal 1997 versus five months in Fiscal 1996 subsequent to its acquisition on May 1, 1996, and a decline in sales for the remainder of the Sector of $5,231,000 which primarily occurred in the XCEL Arnold subsidiary. This latter decline was due principally to lower demand from the major customer of the group, Motorola. Lower demand in the first quarter of 1997 was based on reduced customer requirements and the effects on the Sector were compounded by an inability to ship the orders received as a result of material sourcing problems caused by cash flow constraints during the same quarter. Although it is believed that customer requirements increased in the second quarter of 1997, the Sector continued to experience lower demand due to order cutbacks by Motorola resulting from the previous shipment performance problems.

    The decrease in net sales in the Components Sector was the net result of an increase in Sector sales of $4,248,000 due to the inclusion of the operating results of XCEL Power Systems, Ltd ("XPS") for the entire twelve months in 1997 versus one month in Fiscal 1996 subsequent to its acquisition on September 1, 1996 which was more than offset by: (i) the loss in July 1996 of a major account for display monitors, (ii) a significant digital switch program in place in the first half of 1996 which did not repeat in 1997 and (iii) a general decline in sector product sales due to the aging of related customer programs.

GROSS PROFIT

    The composition of consolidated gross profit by business sector and the percentages of related net sales (in parentheses) for Fiscal 1997 and Fiscal 1996 are as follows.

                                                             FISCAL 1997           FISCAL 1996
                                                         --------------------  --------------------
                                                                   (DOLLARS IN THOUSANDS)
Circuits Sector........................................  $   1,246      (7.9)% $   3,570     (18.9)%
Components Sector......................................      2,863     (23.4)%     4,622     (37.3)%
                                                         ---------             ---------
Total Gross Profit.....................................  $   4,109     (14.7)% $   8,192     (26.2)%
                                                         ---------             ---------
                                                         ---------             ---------

    Consolidated gross profit, as a percentage of sales, declined from 26.2% in Fiscal 1996 to 14.7% in Fiscal 1997 as the result of decreases in gross profit of 11.0 and 13.9 percentage point decreases in gross profit percentage for the Circuits and Components Sectors, respectively. The decrease for the Components Sector was the combined result of (i) the lower sales volume, net of the inclusion of XPS, for the reasons noted above and the consequential decline in absorption of the Company's fixed manufacturing costs, and (ii) higher than average margins on a Fiscal 1996 digital switch program that did not repeat in Fiscal 1997. The decline in gross profit for the Circuits Sector was caused by higher costs for XCEL Arnold's product sales due to the lower absorption of fixed manufacturing costs related to declining sales levels and manufacturing inefficiencies from a product mix change to higher technical content circuit boards, and despite improved margins at Etch-Tek in Fiscal 1997 over those achieved in Fiscal 1996.

OPERATING EXPENSES

    Operating expenses (selling, general and administrative; engineering and product development; and write-down of goodwill) increased by approximately $2,857,000 from $6,688,000 in Fiscal 1996 to $9,545,000 Fiscal 1997. The primary component of this change was a write-down of goodwill of $1,693,000 (see Note 11 to the Consolidated Financial Statements included elsewhere in this report). This write-down resulted from the Company's reassessment of the anticipated impact of current industry and economic factors on the Company's operations. Net realizable value was based on estimated undiscounted future cash flows from the related assets. Selling expenses as a percentage of sales increased from 7.7% in Fiscal 1996 to 9.4% in Fiscal 1997, despite the fact that they include significant commissions and are therefore largely variable. The increase was due to a higher mix of house account to manufacturer's representative sales, principally in the second quarter of 1996 versus the second quarter of 1997, and to the effects on the 1997 percentage of spreading fixed departmental costs over the lower sales volume for the year. General and administrative expenses increased by $994,000 or 25.0% in Fiscal 1997 over Fiscal 1996 as the positive effects of the streamlining of the administrative structure in the Circuits Sector in the second half of 1996, which approximated $601,000 for Fiscal 1997, were more than outweighed by the inclusion of XPS for the entire twelve months in 1997 versus only one month in 1996 and increased corporate administrative costs. The latter corporate cost increases relate principally to incremental legal fees associated with public reporting and integration matters following and resulting from the merger of XIT and CXR, and secondarily to higher personnel costs and the implementation of a new computer system in 1997. Engineering and product development expenses declined by $60,000 from Fiscal 1996 to Fiscal 1997 due principally to an increase in the amount of such costs billable to specific contracts.

    Interest expense increased by $278,000 in Fiscal 1997 versus Fiscal 1996 principally reflecting higher average borrowings during the respective periods. Other expense (income) is principally comprised of foreign currency exchange gains and losses incurred during the respective periods.

    Income taxes, while nominal in both respective periods, increased $69,000 resulting from an income tax payable by the Company's U.K. subsidiary related to debt forgiveness in connection with the XPS subsidiary acquisition. The Company's domestic income tax obligation primarily consists of minimum state tax payments as the Company is in a loss carryforward position for Federal income tax purposes.

RESULTS OF CXR

    The table following summarizes the incremental results of CXR for Fiscal
1997.

                                                         (IN THOUSANDS)
                                                         --------------
Net sales..............................................     $15,054
                                                            -------
                                                            -------
Gross profit...........................................     $ 6,319
                                                            -------
                                                            -------
Operating expenses.....................................       5,555
Write-down of goodwill.................................       4,000
Other expenses.........................................         222
                                                            -------
Net loss...............................................     $ 3,458
                                                            -------
                                                            -------

    CXR's results of operations above consist of the nine months and five days ended December 31, 1997 subsequent to the merger on March 26, 1997. CXR's results of operations for Fiscal 1997, shown above include net earnings of $105,000 on net sales of $500,000 for the five day period ended March 31, 1997, including amortization of goodwill originating in the merger of $5,000. For the entire three months ended March 31, 1997, however, CXR incurred a net loss of $1,904,000 on net sales of $3,496,000. Included in these quarterly results prior to March 26, 1997, CXR incurred certain significant charges as follows: (i) $462,000 of compensation expense related to certain officers and directors whose corporate capacities would terminate or change at the date of the merger with XIT and (ii) $287,000 of asset write-downs and severance costs related to the reassessment of the impact on asset realizable values and certain cutbacks in personnel, respectively, necessitated by the continuing sluggishness of its business volume. These charges directly impacted the net loss of CXR for the quarter as there are no tax effects because CXR is in a net operating loss carryforward position. Even considering these charges, CXR's results for the first quarter of 1997 exhibited a significant deterioration from the first quarter of 1996, in which it incurred a net loss of $715,000 on net sales of $4,134,000. This deterioration resulted from the continuing and worsening impact on CXR of the industry and economic factors discussed below.

    Through the majority of 1997, domestic sales for CXR were generally negatively impacted by delays in purchasing by its principal customers, as a result of the consolidation and/or restructuring of these companies in the wake of the passage of the Telecommunications Bill of 1996. One notable exception was the receipt in April 1997 of an order totaling $2,340,000 from AT&T for customized test instruments. European sales of CXR, S.A. were negatively impacted by a decline in sales to France Telecom during its pre-privatization reorganization and a generally weak French economy in which unemployment currently remains at peak levels. Additionally, sales for both operating subsidiaries have been negatively impacted by the rapid obsolescence of the analog-based components of their product lines, particularly older transmission products and further, both sales and margins have been impacted by extreme price competition for transmission products in general.

    Compared to the first quarter of 1997, CXR's results improved significantly in the second, third and fourth quarters as the result of substantially increased net sales, a favorable impact on margins resulting from the shipment of a high-margin product on an order received from AT&T in April 1997, and the positive effects of personnel cutbacks made in the first quarter. Of the total AT&T order of $2,340,000, CXR Telcom shipped approximately $241,000, $650,000 and $1,449,000 in the second, third and fourth quarters, respectively. As a result of declining demand for certain of its test instruments, the aging of its transmission product line and other economic and market factors, the Company wrote down the carrying value of the goodwill originating from the reverse acquisition with XIT to its net realizable value (see Note 11 to the Consolidated Financial Statements included elsewhere in this report). Exclusive of the write-down of goodwill, for the full twelve month period ended December 31, 1997, CXR incurred a net loss of $1,862,000 on net sales of $18,050,000 versus a net loss of $4,597,000 on net sales of $16,303,000 in the same period of 1996.

    Although not necessarily indicative of the results that would have occurred or of results which may occur in the future, a summary of the unaudited pro forma results as if the merger had taken place at the beginning of 1997 is presented in Note 2 to the Consolidated Financial Statements included elsewhere in this report.

YEAR ENDED SEPTEMBER 30, 1996 VERSUS YEAR ENDED SEPTEMBER 30, 1995

NET SALES

    Consolidated net sales grew by $11,647,000 or 59.4% in 1996 over 1995. The growth in sales was due in large part to the net effects of acquisition and disposition activity during the respective periods. The table below depicts the composition of consolidated net sales by business sector, separately identifying operations which were acquired or disposed of during the two-year period ended September 30, 1996.

                                                                            1996       1995
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
CIRCUITS SECTOR
XCEL Arnold (acquired 8/1/95)...........................................  $  13,586  $   2,827
Etch-Tek (acquired 5/1/96)..............................................      1,648     --
Other...................................................................      3,632      3,165
                                                                          ---------  ---------
                                                                             18,866      5,992

COMPONENTS SECTOR
Computron (disposed of 5/31/95).........................................     --          2,905
XCMD (established 5/95).................................................        365        343
XPS (acquired 9/1/96)...................................................        328     --
Other...................................................................     11,690     10,362
                                                                          ---------  ---------
                                                                             12,383     13,610
                                                                          ---------  ---------
Total Sales.............................................................  $  31,249  $  19,602
                                                                          ---------  ---------
                                                                          ---------  ---------

    Net sales in 1996 for the Circuits Sector increased by $12,874,000 or 214.9% and net sales for the Components Sector declined by $1,227,000 or 9% from the respective sales levels in 1995. The growth in Circuits Sector sales was comprised principally of the incremental sales of $12,407,000 from the inclusion in 1996 of XCEL Arnold's full year results, versus two months in 1995, and five months of operations for Etch-Tek. The remaining growth of $467,000 was comprised of market share gains primarily by HyComp. The sales volume for XCEL Arnold for 1996 of $13,586,000 was lower than that expected by annualizing the two months' sales of $2,827,000 in 1995, due not only to normal seasonal softness in the circuits industry in the last calendar quarter of each year, but also to a significant decline in product demand from its major customer, Motorola. Sales for XCEL Arnold in 1996 declined by approximately $1,008,000 from its sales for the entire year ended September 30, 1995, including the two months its operations were included in the Company's consolidated results.

    The decline in net sales in 1996 for the Components Sector was the net result of the loss of revenues from Computron, which had sales of $2,905,000 in 1995 prior to its disposal, being partially offset by the incremental sales from the acquisition of XPS in 1996 of $328,000 and sales gains by the other Sector operations of $1,350,000. The sales gains for the other Sector operations in 1996 were comprised of (i) an increase in sales of XCEL-Lite display monitors of approximately $1,177,000, principally to the Sector's one major account for this product line, and (ii) a net improvement in sales for other Sector products of $173,000. The latter improvement was also the combined result of several factors, with a general decline in sales in the Sector's Asian markets due to price competition being more than offset by an increase in sales in the Sector's U.S. and European markets due principally to a favorable product mix shift to higher priced digital switches than those sold in 1995.

GROSS PROFIT

    The composition of consolidated gross profit by business sector and the percentages of related net sales (in parentheses) are as follows for the two years ended September 30, 1996 and 1995, respectively.

                                                                 1996                  1995
                                                         --------------------  --------------------
                                                                   (DOLLARS IN THOUSANDS)
Circuits Sector........................................  $   3,570      (18.9%) $   1,445     (24.1%)
Components Sector......................................      4,622      (37.3%)     3,825     (28.1%)
                                                         ---------             ---------
Total Gross Profit.....................................  $   8,192      (26.2%) $   5,270     (26.9%)
                                                         ---------             ---------
                                                         ---------             ---------

    Consolidated gross profit as a percentage of sales declined by 0.7% from 26.9% in 1995 to 26.2% in 1996, as the effects of a 9.2 percentage point improvement in gross profit percentage for the Components Sector was more than offset by the effects of a 5.2 percentage point decline for the Circuits Sector due to the Circuits Sector's greater weighting in the consolidated sales mix. The improvement for the Components Sector was the combined result of: (i) the favorable product mix shift to higher priced (and higher margin) switches noted above under Net Sales; (ii) improved absorption of fixed manufacturing costs and material pricing resulting from the increase in sales and production of XCEL-Lite monitors; (iii) relatively higher margins for products sold by Abbott (acquired in 1996), than those historically achieved for Sector products; and
(iv) the inclusion in 1995 of product sales by Computron, prior to its disposition, at lower margins than the average for the Sector. The decline in gross profit for the Circuits Sector was caused by higher costs for Arnold Circuits' product sales due to the underabsorption of fixed manufacturing costs related to declining sales levels and manufacturing inefficiencies from a product mix change to higher technical content circuit boards, and relatively lower margins on 1996 Etch-Tek product sales, after its acquisition, than historically achieved by the Sector.

OPERATING EXPENSES

    Operating expenses for the years ended September 30, 1996 and 1995 were comprised of the following:

                                                                               1996       1995
                                                                             ---------  ---------
Commissions................................................................  $   1,438  $     517
Other selling..............................................................        971        974
                                                                             ---------  ---------
Total selling expense......................................................      2,409      1,491
General & administrative expense...........................................      3,970      3,379
                                                                             ---------  ---------
Total selling, general & administrative....................................  $   6,379  $   4,870
                                                                             ---------  ---------
                                                                             ---------  ---------
Engineering & product development..........................................  $     309  $     328
                                                                             ---------  ---------
                                                                             ---------  ---------

    Total selling expense as a percentage of net sales was 7.7% and 7.6% for the years ended September 30, 1996 and 1995, respectively. Commissions as a percentage of sales increased from 2.6% in 1995 to 4.6% in 1996 as a result of and in direct relation to the increase in Circuits Sector sales. In contrast to Components Sector sales which are primarily achieved through direct selling, substantially all Circuits Sector sales are made through manufacturer representatives. Other selling expense, which consists of sales and marketing departmental costs, was comparable between 1996 and 1995, with the incremental costs of acquired operations being offset by the elimination of Computron's costs after its disposal in May 1995.

    General and administrative expense increased by $591,000 in 1996 versus 1995. Excluding the incremental effects of acquired operations net of the disposal of Computron of $836,000 and $439,000 in 1996 and 1995, respectively, general and administrative expense declined by $245,000 in 1996 versus 1995. This decline was the combined result of reversals of accruals of $399,000 related to the favorable disposition in 1996 of certain long-disputed administrative costs, offset by a general increase of $154,000 in administrative expense levels, principally in personnel costs.

    Engineering and product development costs originated solely from the research and product development activities of HyComp in 1996 and 1995 and were relatively comparable between the periods.

OTHER INCOME AND EXPENSE

    The increase in interest expense of $102,000 in 1996 compared to 1995 resulted principally from increased average borrowings during the respective periods. Fluctuations in other income, net resulted principally from differences in foreign currency exchange gains and losses incurred during the respective periods. Other income in 1995 also included the gain on the sale of the Computron Division of $480,000.

INCOME TAXES

    Income taxes are nominal in the respective periods as the Company is in a net operating loss carryforward position for U.S. Federal tax purposes, as well as in most foreign jurisdictions.

THREE MONTHS ENDED DECEMBER 31, 1996 VERSUS THREE MONTHS ENDED
  DECEMBER 31, 1995

EFFECTS OF ACQUISITIONS ON THE THREE MONTHS ENDED DECEMBER 31, 1996

    The consolidated results of operations for the three months ended December 31, 1996 include the results of operations of two companies acquired since December 31, 1995. They include the full quarterly results of both Etch-Tek, a manufacturer of printed circuit boards acquired on May 1, 1996, and XPS, a British manufacturer of power supplies acquired on September 1, 1996. The table below separates the results of the acquired entities from the consolidated totals for the three months ended December 31, 1996 in order to provide a more meaningful basis for a comparative discussion of these results versus the three months ended December 31, 1995.

                                                                       THREE MONTHS ENDED DECEMBER 31,
                                                              --------------------------------------------------
                                                                                1996                       1995
                                                              -----------------------------------------   ------
                                                              CONSOLIDATED   ACQUISITIONS   COMPARATIVE
                                                              ------------   ------------   -----------
                                                                                (IN THOUSANDS)
Net sales...................................................     $7,886         $2,200        $5,686      $6,796
Cost of sales...............................................      6,680          1,668         5,012       5,073
                                                                 ------         ------      -----------   ------
Gross profit................................................      1,206            532           674       1,723
Selling expense.............................................        556            105           451         554
General & administrative....................................      1,260            425           835         817
Engineering & product development...........................         69         --                69          76
Interest expense............................................        183             72           111          98
Other expense (income)......................................         13             (1)           14          27
Income taxes................................................         30         --                30        --
                                                                 ------         ------      -----------   ------
Net income (loss)...........................................     $ (905)        $  (69)       $ (836)     $  151
                                                                 ------         ------      -----------   ------
                                                                 ------         ------      -----------   ------

    As can be seen from the table, the consolidated results of operations for the three months ended December 31, 1996 were significantly impacted by the results of the acquired companies. Net sales, gross profit, and operating expenses (selling, general and administrative, and engineering and product development) of these companies represented 27.9%, 44.1%, and 28.1%, respectively, of the consolidated totals.

    The table following summarizes by company the incremental results related to the acquired companies for the three months ended December 31, 1996 (in thousands):

                                                                   ETCH-TEK       XPS       TOTAL
                                                                  -----------  ---------  ---------
Net sales.......................................................   $   1,013   $   1,187  $   2,200
                                                                  -----------  ---------  ---------
                                                                  -----------  ---------  ---------
Gross profit....................................................   $     124   $     408  $     532
                                                                  -----------  ---------  ---------
                                                                  -----------  ---------  ---------
Operating expenses..............................................         182         348        530
Interest expense................................................          16          56         72
Other expense (income)..........................................          (1)     --             (1)
                                                                  -----------  ---------  ---------
Net income(loss)................................................   $     (73)  $       4  $     (69)
                                                                  -----------  ---------  ---------
                                                                  -----------  ---------  ---------

COMPARATIVE RESULTS OF OPERATIONS--THREE MONTHS ENDED DECEMBER 31, 1996 VERSUS
  THREE MONTHS ENDED DECEMBER 31, 1995

    The following discussion relates to the comparison of the results of operations for the three months ended December 31, 1996, excluding the results of the acquired companies, to the results for the same period of the prior year (see the first table above under Effects of Acquisitions on the Three Months Ended December 31, 1996).

    Net sales for the three months ended December 31, 1996 declined by $1,110,000 or 16.3% from those in the same period of the prior year. The decline was principally in the Components Sector, whose sales declined $1,183,000 or 37%. Approximately $640,000 of the decline in the Components Sector's sales was due to the loss of a major account for display monitors, and the remaining decline resulted principally from the timing of orders from a significant subsystem assembly customer.

    Gross profit, as a percentage of sales, declined from 25.4% in the three months ended December 31, 1995 to 11.9% for the three months ended December 31, 1996. This decline was the combined result of (i) the lower sales volume for the Components Sector noted above and the consequential decline in absorption of fixed manufacturing costs and (ii) manufacturing inefficiencies incurred by the Circuits Sector because of a product mix change to higher technical content circuit boards.

    Operating expenses (selling, general and administrative, and engineering and product development) decreased by $92,000 in total from $1,447,000 in the three months ended December 31, 1995 to $1,355,000 in the three months ended December 31, 1996. Selling expense, as a percentage of sales, was 7.9% in 1996 versus 8.2% in 1995. Selling expense consists principally of commissions for Circuits Sector sales and fixed departmental costs for Components Sector sales. The decrease in percentage in 1996 is consequently due to the decline in sales for the Components Sector noted above. General and administrative and engineering and product development expenses were relatively comparable between the periods. The apparent flat level of general and administrative expenses, however, was the combined result of the positive effects in 1996 of the streamlining of the administrative structure in the Circuits Sector being offset by the inclusion in 1995 of a reversal of an accrual of $176,000 related to the favorable disposition of certain long-disputed administrative costs.

    Interest expense increased by only $13,000, as a result of significantly higher average borrowings in 1996 being mitigated by lower interest rates due to the refinancing of the Company's bank facilities in January 1996. Other expense (income), net is principally comprised of foreign currency exchange gains and losses incurred during the respective periods, and in 1996, includes the Company's portion of a loss in a real estate partnership of $5,000.

    Income taxes are nominal in the respective periods as the Company is in a loss carryforward position for Federal income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

    Cash provided by (used in) operations was $(1,668,000), $(564,000), $789,000 and $310,000 for the year ended December 31, 1997, the three months ended December 31, 1996 and the years ended September 30, 1996 and 1995, respectively. The principal non-cash items contributing to these cash flows are: (i) the write-down of goodwill in Fiscal 1997 of $5,693,000; (ii) the provision for obsolete inventory of $3,134,000 in Fiscal 1997; and (iii) depreciation and amortization which was $923,000, $209,000, $589,000 and $278,000 in the respective periods, with the increasing trend due principally to acquired operations. The substantial increase in cash used in operations in Fiscal 1997 versus the cash provided by operations in Fiscal 1996 is the result of a decline in results from operations, principally at XCEL Arnold, and the elongation of accounts payable due to cash flow constraints. The increase in cash provided by operations of $479,000 in 1996 versus 1995 was due principally to the positive effects of the improvement in results of operations, the increase in depreciation and amortization, and the inclusion in 1995 of the non-cash gain on the sale of Computron, offset by a decrease in accrued expenses in 1996 related principally to the accrual reversals discussed above under Results of Operations.

    In the first quarter of 1997, the Company reduced its inventory levels and elongated its payables cycle due to lack of available borrowings. In the second quarter of 1997, the Company further reduced its inventories to respond to the decline in business volume and used a portion of the proceeds of a private equity placement (discussed below) to pay down the aging payables and to repay its related party borrowings. The increase in accounts receivable which resulted principally from CXR's increased business volume in the second quarter was also financed by the proceeds of the private placement. In the third quarter of 1997, the Company borrowed $375,000 from a related party to assist in financing the production of accelerating orders from Motorola.

    Cash used in operations of $564,000 in the three months ended December 31, 1996 resulted form the decline in results of operations, coupled with changes in working capital management during the period. During the three months ended December 31, 1996, the Company had reduced inventory levels and elongated its payables cycle due to cash flow constraints.

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

    Cash used for the acquisitions of Arnold Circuits in 1995 and Etch-Tek in 1996 was obtained from additional bank borrowings, collaterallized by their assets, and the acquisition of XPS in 1996 was financed by cash from operations. Proceeds from the sale of Computron were used principally to retire bank debt. The Company's investment in and loan to a real estate partnership in December 1996 (see Note 6 to the Consolidated Financial Statements included elsewhere in this report) was financed by a $100,000 loan from its partner as to the investment and a bank loan of $750,000 as to the loan to the partnership.

    Capital expenditures were $424,000, $155,000, $786,000, and $94,000 in the year ended December 31, 1997, the three months ended December 31, 1996 and the years ended September 30, 1996 and 1995, respectively, with the substantial increase in fiscal 1996 and the three months ended December 31, 1996 due principally to purchases by the capital intensive Circuits Sector. There are currently no formal commitments for future capital expenditures.

    All of the Company's banking facilities are asset-based borrowing arrangements, with substantially all availability borrowed at any given time. Further, as discussed in Note 7 to the Consolidated Financial Statements included elsewhere in this report, the bank lines of credit for XIT were renewed on July 22, 1997 (the "XIT Debt") with more favorable advance rates against related collateralized assets and with less restrictive financial covenants. Due principally to continued losses at XCEL Arnold during the remainder of 1997 (following renewal of the lines of credit noted above), XIT was not in compliance with certain financial covenants at December 31, 1997. Although the bank did not waive compliance with such debt covenants, it entered into a forbearance agreement with the Company in which it agreed to forbear through April 30, 1998 from exercising its rights under the terms of the XIT Debt agreement provided certain events occur, principally the consummation of the sale of XCEL Arnold (see Note 17 to the Consolidated Financial Statements included elsewhere in this report) and the Company obtaining a replacement credit facility.

    In April 1997, the Company sold 2,000,000 investment units at $2.50 per unit (the "Placement"). The units consist of one share of common stock and one quarter of a warrant to purchase one share of common stock. The warrants have an exercise price of $3.45. The proceeds to the Company were $4,258,000 (net of $600,000 of commissions and $142,000 for other expenses.) In connection with this transaction, 200,000 warrants were issued to the placement agents at an exercise price of $2.66. The proceeds of the Placement alleviated the then most immediate cash flow problems of the Company, however, as a result of continued losses from operations during the remainder of Fiscal 1997, primarily at XCEL Arnold, the Company's cash flow is constrained.

    The accompanying consolidated financial statements contained elsewhere in this report have been prepared assuming the Company will continue as a going concern. During the year ended December 31, 1997 and the three months ended December 31, 1996, the Company experienced significant operating losses and had negative cash flow from operations. As noted above, the Company is in default of the XIT Debt agreement (see Note 7 to the Consolidated Financial Statements included elsewhere in this report) as XIT is not in compliance with certain debt covenants contained therein. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Although management has been successful in obtaining working capital to fund operations to date, there can be no assurance that the Company will be able to generate additional capital in the future.

    While the Company was profitable for the fiscal year ended September 30, 1996 and had cash flow from operations of $789,000, during the year ended December 31, 1997 and the three months ended December 31, 1996, the Company experienced significant operating losses and had negative cash flows from operations of $1,668,000 and $564,000, respectively. During the year ended December 31, 1997 and the three months ended December 31, 1996, XCEL Arnold had negative cash flows from operations of approximately $2,131,000 and $419,000, respectively, requiring the Company to invest capital to support the operating losses and working capital needs of XCEL Arnold. Consequently, the Company sold XCEL Arnold in 1998 (see Note 17 to the Consolidated Financial Statements included elsewhere in this report).

    Also during 1997, the Company developed a corporate finance strategy designed to obtain an expanded and consolidated domestic credit facility to provide substantial additional working capital and replace the Company's existing fragmented and limited domestic debt structure. The strategy also involves the potential private placement of the Company's common stock and warrants to purchase the Company's common stock and the potential sale of one of the Company's profitable subsidiaries. While the Company is actively seeking to implement this strategy, there are no firm commitments currently in place and there can be no assurance that any or all of these elements will be successfully accomplished. Additionally, management is exploring the potential to leverage its existing European operations to provide additional working capital for operations and acquisitions. Finally, management has developed and is implementing plans to increase product pricing where feasible, reduce certain existing cost structures, improve operating efficiencies and strengthen the Company's operating infrastructure.

    There are two significant legal proceedings pending against the Company (see
Note 14 to the Consolidated Financial Statements included elsewhere in this report). Management believes that the outcome of these pending litigations will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

    The Company continues to assess the impact, if any, of the Year 2000 issue on its computer applications and operating systems, products and interactions with third parties. At its domestic facilities, the Company is currently installing accounting and operations management computer applications which are year 2000 compliant and which operate on computer operating systems which are also year 2000 compliant. The Company estimates that the completion of its conversion to such computer systems will occur during 1999. The Company did not initiate such changes in application and operating software systems in order to accommodate the year 2000 issue but rather to upgrade and enhance its management information systems capability. As a part of its selection criteria, the Company considered the impact of the year 2000 issue. While the Company currently believes that the impact of the change to the year 2000 will not have a material effect on the Company's operations or financial condition, its assessment of this issue is not yet complete and therefore some uncertainty exists as to whether material year 2000 issues exist.

OUTLOOK

    Despite the expectation of improved operating performance, the Company believes that its high-volume printed circuit operation, XCEL Arnold, would not ultimately achieve operating margins comparable to its other circuit operations nor its other business sector operations and that from a long-term, strategic perspective, the Company's assets will achieve a higher return if invested in other activities. Accordingly, the Company sold XCEL Arnold to a private corporation on April 9, 1998. The operating loss for XACI represents approximately 68% of the operating loss for the Company, excluding the write-down of goodwill of $5.7 million, for the year ended December 31, 1997.

    In the Components Sector, the Company is in the process of qualifying itself and its products with several new prospective customers for display monitors. If obtained, revenues from such customers should replace the loss in revenue which resulted from the loss of the major display monitor account in 1996. Additionally, the Company is actively seeking new programs with existing customers and new accounts to replace the decline in revenues related to the aging of its current customers' programs. In August 1997, the Components Sector implemented a partial layoff of both administrative and factory personnel, pending an increase in business volume. Estimated quarterly savings in personnel costs related to these layoffs is $165,000.

    In the Instrumentation and Test Equipment Sector, the negative impact of the reorganizations of the Sector's domestic customers has eased with the merger of Southwest Bell and PAC Bell, and Nynex and Mid-Atlantic Bell as well as the final privatization approvals being settled for France Telecom. While final implementation guidance on the deregulation provided for in the Telecommunications Bill of 1996 was released in late August 1996 by the federal government, allowing the local and long distance telephone companies to begin entering each others' markets, the industry continues to reposition itself and enter into business combinations which may result in delays in the purchase of capital equipment from other RBOCs. As a consequence of this phenomenon and the technological obsolescence of the CXR transmission and test instrument product lines, the Company wrote-down the carrying cost of goodwill originating in the reverse acquisition by XIT of the Company in March 1997. While the industry repositioning is expected to ultimately result in market expansion as the changed entities emerge and the long distance and local carriers vie for business opportunities in each others markets, it is unclear that will become the situation in the near term.

    Additionally, in October 1997, the Company acquired Critical Communications, Incorporated ("Critical") of St. Charles, Illinois. Founded in 1991, Critical is a provider of sophisticated, state-of-the-art, portable telephone test instruments used by both long-distance carriers and local telephone service providers as well as by corporate and government telecommunications end users. The Company has merged the manufacturing operations of Critical into those of CXR Telcom and is distributing its products through both existing CXR and Critical sales channels. This acquisition expands the present CXR product offering to include additional software-driven, user-friendly and cost-competitive products which are expected to broaden CXR's penetration of the Installation and Maintenance ("I&M") segment of the telecommunications marketplace - i.e. that segment in which corporate services installations and maintenance are provided by the various telephone companies. While CXR's existing I&M products are used extensively in the Central Office testing environment (which necessitates the use of a multi-function, all-in-one test instrument), Critical's products are primarily designed to service the test instrument needs at outside plant service installations, where lightweight, portable products requiring fewer functional testing features are required. It is particularly in this market segment, where CXR presently competes with only one, outdated product, that the Critical product line is expected to have significant impact.

    In 1997, HyComp established an industry-leading position in producing and assembling flip chip devises starting from single semiconductor chips, rather than requiring complete semiconductor wafers. HyComp is the only company commercially producing flip chip assemblies from single chips. Flip chip is forecasted by Prismark Partners, a recognized market research firm in the microelectronics industry, to be the fastest growing interconnection technology of the next five years. HyComp's 6-year development of flip chip interconnection has been primarily funded by $810,000 in contracts from the Defense Advanced Research Projects Agency to set up a prototype production facility based on flipping single chips. HyComp was the only company so funded. This has brought HyComp into joint development programs with Hewlett Packard, Litton, Amecon, General Dynamics, Orbital Sciences, Raytheon, General Electric, Poly-Flex Circuits, Lawrence Berkeley Laboratories, and Rutherford Laboratories (UK), among others. While these development programs have totaled less than $50,000 in sales to date, the first significant production program, approaching $500,000 in sales per year is scheduled for the third quarter of 1998, with others of similar or larger size expected to follow.

NEW ACCOUNTING PRONOUNCEMENTS

    Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has not determined the effect on its financial position or results of operations from the adoption of this statement.

    Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company does not expect adoption of SFAS 131 to have a material effect on its financial position or results of operations.

    Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997 and will require restatement of disclosures for earlier periods provided for comparative purposes. SFAS 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer considered useful. The Company has not determined the effect, if any, of adoption of SFAS 132 on its financial position or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    This information appears in a separate section of this Report following Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEMS  10-13.

    The information required by Items 10 - 13 will either be set forth in the definitive proxy statement in respect of the 1998 Annual Meeting of Stockholders of the Company to be filed within 120 days of December 31, 1997, pursuant to Regulation 14A under the Securities Exchange Act of 1934, which is incorporated herein by reference, or the required information will be included as an amendment to this Form 10-K Annual Report on or before April 30, 1998.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) (1) and    Reference is made to the "Index to Consolidated Financial Statements and
(2)              Financial Statement Schedule" appearing in a separate section of this
                 Report following this Part IV.

(a) (3)        Exhibits. See attached Exhibit Index.

(b)            A report on Form 8-K under Item 5. Other Events was filed on October 14,
                 1997.

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

                                MICROTEL INTERNATIONAL, INC.

                                By:             /s/ CARMINE T. OLIVA
                                     -----------------------------------------
                                                  Carmine T. Oliva
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                Date: April 14, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            SIGNATURE                        CAPACITY                DATE
----------------------------------  --------------------------  --------------

                                    President and Chief
       /s/ CARMINE T. OLIVA           Executive Officer and
---------------------------------     Director (Principal       April 14, 1998
         Carmine T. Oliva             Executive Officer)

       /s/ DAVID A. BARRETT
---------------------------------   Director                    April 14, 1998
         David A. Barrett

  /s/ LAURENCE P. FINNEGAN, JR.
---------------------------------   Director                    April 14, 1998
    Laurence P. Finnegan, Jr.

       /s/ ROBERT B. RUNYON
---------------------------------   Director                    April 14, 1998
         Robert B. Runyon

        /s/ JACK R. TALAN
---------------------------------   Director                    April 14, 1998
          Jack R. Talan

       /s/ JAMES P. BUTLER          Chief Financial Officer
---------------------------------     (Principal Accounting     April 14, 1998
         James P. Butler              and Financial Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                                         DESCRIPTION
------     -------------------------------------------------------------------------------------------------------------------
    2.     Merger Agreement dated December 31, 1996 between XIT Corporation, XIT Acquisition, Inc. and MicroTel International,
             Inc. (1)

    3.1    Certificate of Incorporation of MicroTel International, Inc. as amended to date. (2)

    3.2    Bylaws of MicroTel International, Inc. (3)

    3.3    Certificate of Amendment of Certificate of Incorporation of MicroTel International, Inc. (7)

   10.1    Lease for 2040 Fortune Dr., San Jose, CA 95131. (4)

   10.2    1986 Incentive Stock Option Plan. (3)

   10.3    Form of Officers Deferred Compensation Agreement by and between Raymond E. Jacobson and CXR Corporation. (5)

   10.4    Agreement from San Jose National Bank for CXR Telcom Corporation dated May 19, 1995. (2)

   10.5    Qualified Employee Stock Purchase Plan. (3)

   10.6    1993 Incentive Stock Option Plan. (6)

   10.7    Stock Purchase Agreement with DDC. (4)

   10.8    First Amendment to Stock Purchase Agreement with DDC. (4)

   10.9    Second Amendment to Stock Purchase Agreement with DDC. (4)

   10.10   Warrant to Purchase Common Stock of MicroTel International, Inc. Issued to DDC. (4)

   10.11   Form of Warrant to Purchase Common Stock of MicroTel International, Inc. issued to Yorkton Securities, Inc. (7)

   10.12   Form of Warrant to Purchase Common Stock of MicroTel International, Inc. issued to entrenet Group, L.L.C. (7)

   10.13   Form of Warrant to Purchase Common Stock of MicroTel International, Inc. issued to various subscribers. (7)

   10.14   Agreement between MicroTel International, Inc. and Elk International Corporation, Ltd. dated November 15, 1996
             (without Exhibits). (8)

   10.15   Settlement Agreement between MicroTel International, Inc. and Daniel Dror dated December 3, 1996 (without
             Exhibits). (8)

   10.16   Agency Agreement between MicroTel International, Inc. and Yorkton Securities, Inc. (7)

   10.17   Form of Subscription Agreement between MicroTel International, Inc. and various subscribers. (7)

   10.18   Employment Arrangement between Henry Mourad and Registrant (without Exhibits). (7)

   10.19   Employment Arrangement between Barry Reifler and Registrant (without Exhibits). (7)

   10.20   Employment Agreement between Registrant and Jacques Moisset dated July 1, 1995. (8)

   10.21   Employment Agreement dated January 1, 1996 between XIT and Carmine T. Oliva. (8)

   10.22   XIT Corporation Note and Credit Agreement re: Imperial Bank Revolver Loan #0070000702700003. (8)

   10.23   XIT Corporation Note and Credit Agreement re: Imperial Bank Term Loan #0070000702700004. (8)

EXHIBIT
NUMBER                                                         DESCRIPTION
------     -------------------------------------------------------------------------------------------------------------------
   10.24   XCEL Arnold Circuits, Inc. Note and Credit Agreement re: Imperial Bank Revolver Loan #0070000702600003. (8)

   10.25   XCEL Arnold Circuits, Inc. Note and Credit Agreement re: Imperial Bank Term Loan #0070000702600004. (8)

   10.26   XCEL Arnold Circuits, Inc. Note and Credit Agreement re: Imperial Bank Term Loan #0070000702600005. (8)

   10.27   Lease Agreement between XIT Corporation and P&S Development. (8)

   10.28   Lease Agreement between XIT Corporation and Don Mosco. (8)

   10.29   General Partnership Agreement between XIT Corporation and P&S Development. (8)

   10.30   Lease Agreement between XCEL Arnold Circuits, Inc. and Frances I. Peters. (8)

   10.31   Lease Agreement between XCEL Arnold Circuits, Inc. and Don Wilson and Zenna N. Wilson. (8)

   10.32   Lease Agreement between XCEL Arnold Circuits, Inc. and Ellis Wesson. (8)

   10.33   Lease Agreement between XCEL Arnold Circuits, Inc. and Roland E. Hay and Doris L. Hay. (8)

   10.34   Lease Agreement between XCEL Arnold Circuits, Inc. and RKR Associates. (8)

   10.35   Option Agreement between MicroTel International, Inc. and Elk International Corporation dated November 15, 1996.
             (8)

   10.36   Amendment to Option Agreement between MicroTel International, Inc. and Daniel Dror dated November 15, 1996. (8)

   10.37   Option Agreement between MicroTel International, Inc. and Elk International Corporation dated December 3, 1996. (8)

   10.38   Warrant to Purchase Common Stock of MicroTel International, Inc. issued to Elk International Corporation. (8)

   10.39   Agreement of Settlement and Mutual Release between MicroTel International, Inc. and Francis John Gorry dated June
             28, 1996. (8)

   10.40   Amended Agreement of Settlement and Mutual Release between MicroTel International, Inc. and Francis John Gorry dated November 30, 1996. (8)

   10.41   Promissory Note between MicroTel International, Inc. and Jack Talan dated February, 1997. (8)

   10.42   XCEL Arnold Circuits, Inc. Note re: Imperial Bank Loan Dated July 22, 1997. (9)

   10.43   Continuing Guarantee of MicroTel International, Inc. in favor of Imperial Bank Dated July 22, 1997. (9)

   10.44   Continuing Guarantee of HyComp, Inc. in favor of Imperial Bank Dated July 22, 1997. (9)

   10.45   Continuing Guarantee of XIT Corporation in favor of Imperial Bank Dated July 22, 1997. (9)

   10.46   Security and Loan Agreement between XCEL Arnold Circuits, Inc., XIT Corporation and Imperial Bank Dated July 22,
             1997. (9)

   10.47   Lease Agreement between SCI Limited Partnership-I and CXR Telcom Corporation, Dated July 28, 1997. (9)

   10.48   Share Exchange Agreement among CXR Telcom Corporation, MicroTel International, Inc. and Eric P. Bergstrom, Steve T.
             Robbins and Mike B. Peterson, Dated October 17, 1997. #

EXHIBIT
NUMBER                                                         DESCRIPTION
------     -------------------------------------------------------------------------------------------------------------------
   10.49   Indemnity Escrow Agreement among CXR Telcom Corporation, MicroTel International, Inc., Eric P. Bergstrom, Steve T.
             Robbins and Mike B. Peterson and Gallagher, Briody & Butler, Dated October 17, 1997. #

   10.50   Form of Contingent Stock Agreement among CXR Telcom Corporation, MicroTel International, Inc., Critical
             Communications Incorporated, Mike B. Peterson, Eric P. Bergstrom and Steve T. Robbins, Dated October 17, 1997. #

   10.51   Form of Severance Agreement among CXR Telcom Corporation, Critical Communications Incorporated, Mike B. Peterson,
             Eric P. Bergstrom and Steve T. Robbins, Dated October 17, 1997. #

   10.52   Asset Purchase Agreement, among Arnold Circuits, Inc, BNZ Incorporated, Robert Bertrand, XCEL Arnold Circuits,
             Inc., XIT Corporation and Mantalica & Treadwell (without exhibits), Dated January 9, 1998. #

   10.53   Addendum No. 1 to Asset Purchase Agreement, among Arnold Circuits, Inc, BNZ Incorporated, Robert Bertrand, XCEL
             Arnold Circuits, Inc., XIT Corporation and Mantalica & Treadwell, Dated March 31, 1998. #

   10.54   Bill of Sale and Assignment and Assumption Agreement between XCEL Arnold Circuits, Inc.and Arnold Circuits, Inc.,
             Dated March, 31 1998. #

   10.55   Warrant to Purchase Common Stock of MicroTel International, Inc. issued to BNZ Incorporated. #

   10.56   Guaranty of Robert Bertrand in favor of XCEL Arnold Circuits, Inc., Dated March 31, 1998. #

   10.57   Guaranty of BNZ Incorporated in favor of XCEL Arnold Circuits, Inc., Dated March 31, 1998. #

   10.58   Pledge and Escrow Agreement between BNZ Incorporated and XCEL Arnold Circuits, Inc., Dated March 31, 1998. #

   10.59   Promissory Note between Arnold Circuits, Inc. and XCEL Arnold Circuits, Inc. Dated March 31, 1998. #

   10.60   Promissory Note between XIT Corporation and Arnold Circuits, Inc. Dated March 31, 1998. #

   10.61   Security Agreement between Arnold Circuits, Inc and XCEL Arnold Circuits, Inc. Dated March 31, 1998. #

   10.62   Joint Marketing and Supply Agreement between Arnold Circuits, Inc and XCEL Etch Tek, Dated March 31, 1998. #

   21.1    List of Subsidiaries of MicroTel International, Inc. (7)

   23.1    Consent of BDO Seidman, LLP. #

   23.2    Consent of KPMG Peat Marwick LLP. #

   23.3    Consent of Hardcastle Burton. #

   27.1    Financial Data Schedule. #

   27.2    Financial Data Schedule. #

   27.3    Financial Data Schedule. #

   99.1    Undertakings to be Incorporated by Reference to Forms S-8 33-27454 and 33-77926. (4)

EXHIBIT
NUMBER                                                         DESCRIPTION
------     -------------------------------------------------------------------------------------------------------------------
   99.2    Undertakings to be Incorporated by Reference to Form S-8 333-12567.

------------------------

#  Filed herewith.

(1) Incorporated by reference to MicroTel International, Inc. report on Form 8-K filed as Exhibit 1 to Item 2 of the Report on January 21, 1997 (File No. 1-10346).

(2) Incorporated by reference to MicroTel International, Inc. annual report on Form 10-K for the year ended December 31, 1995 (File No. 1-10346).

(3) Incorporated by reference to CXR Corporation Registration Statement on Form S-4 (No. 33-30818).

(4) Incorporated by reference to CXR Corporation annual report on Form 10-K for the year ended June 30, 1994 (File No. 1-10346).

(5) Incorporated by reference to CXR Telecom Corporation annual report on Form 10-K for the year ended June 30, 1993 (File No. 1-10346).

(6) Incorporated by reference to CXR Corporation Registration Statement on Form S-8 (No. 33-77926).

(7) Incorporated by reference to MicroTel International, Inc. annual report on Form 10-K for the year ended December 31, 1996 (File No. 1-10346).

(8) Incorporated by reference to MicroTel International, Inc. annual report on Form 10-K/A for the year ended December 31, 1996 (File No. 1-10346).

(9) Incorporated by reference to MicroTel International, Inc. Registration Statement on Form S-1/A (File No. 333-29925) filed on September 23, 1997.

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                                                               PAGE
                                                                                                             ---------
Report of Independent Certified Public Accountants (BDO Seidman, LLP)......................................        F-2

Independent Auditors' Report (KPMG Peat Marwick LLP).......................................................        F-3

Independent Auditors' Report (Hardcastle Burton)...........................................................        F-4

Consolidated Balance Sheets................................................................................        F-5

Consolidated Statements of Operations......................................................................        F-6

Consolidated Statements of Stockholders' Equity............................................................        F-7

Consolidated Statements of Cash Flows......................................................................        F-8

Notes to Consolidated Financial Statements.................................................................       F-10

Consolidated Financial Statement Schedule II--Valuation and Qualifying Accounts............................       F-34

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
MicroTel International, Inc.

    We have audited the accompanying consolidated balance sheets of MicroTel International, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1997 and the three months ended December 31, 1996. We have also audited the information for the year ended December 31, 1997 and the three months ended December 31, 1996 in the financial statement schedule listed in the accompanying index. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial statement schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial statement schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial statement schedule. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MicroTel International, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for the year ended December 31, 1997 and the three months ended December 31, 1996 in conformity with generally accepted accounting principles.

    Also, in our opinion, the financial statement schedule referred to above presents fairly, in all material respects, the information set forth therein.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the consolidated financial statements, the Company has suffered recurring losses from operations and is in default of certain of its credit facility agreements, the effects of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 16. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          BDO Seidman, LLP

Costa Mesa, California
March 20, 1998, except as
to Note 17, which is as of
  April 9, 1998

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
MicroTel International, Inc.

    We have audited the accompanying consolidated balance sheet of MicroTel International, Inc. and subsidiaries (formerly known as XCEL Corporation and subsidiaries) as of September 30, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of XCEL Corporation Ltd. and subsidiaries, which statements reflect total assets constituting 20% in 1996, and total revenues constituting 7% and 8% in 1996 and 1995, respectively, of the related consolidated totals. Those consolidated financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for XCEL Corporation Ltd. and subsidiaries, is based solely on the report of the other auditors.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

    In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MicroTel International, Inc. and subsidiaries (formerly known as XCEL Corporation and subsidiaries) as of September 30, 1996, and the results of their operations and their cash flows for each of the years in the two-year period then ended in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

Orange County, California
December 13, 1996

                            XCEL CORPORATION LIMITED
                 REPORT OF THE AUDITORS TO THE SHAREHOLDERS OF
                            XCEL CORPORATION LIMITED

    We have audited the financial statements on pages four to fifteen which have been prepared under the historical cost convention, as modified by the revaluation of certain fixed assets, and the accounting policies set out on page seven.

RESPECTIVE RESPONSIBILITIES OF DIRECTORS AND AUDITORS

    As described on page two the company's directors are responsible for the preparation of financial statements. It is our responsibility to form an independent opinion, based on our audit, on those statements and to report our opinion to you.

BASIS OF OPINION

    We conducted our audit in accordance with Auditing Standards issued by the Auditing Practices Board. An audit includes examination, on a test basis, of evidence relevant to the amounts and disclosures in the financial statements. It also includes an assessment of the significant estimates and judgments made by the directors in the preparation of the financial statements, and of whether the accounting policies are appropriate to the company's circumstances, consistently applied and adequately disclosed.

    We planned and performed our audit so as to obtain all the information and explanations which we considered necessary in order to provide us with sufficient evidence to give reasonable assurance that the financial statements are free from material misstatement, whether caused by fraud or other irregularity or error. In forming our opinion we also evaluated the overall adequacy of the presentation of information in the financial statements.

OPINION

    In our opinion the financial statements give a true and fair view of the state of the company's affairs as at 30 September 1996 and of its profit for the year then ended and have been properly prepared in accordance with the provisions of the Companies Act 1985 applicable to small companies.

/s/ Hardcastle Burton

Hardcastle Burton
Chartered Accountants
Registered Auditor
Lake House
Market Hill
Royston
Herts SGB 9JN                                            Dated: 22 November 1996

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                        DECEMBER 31,   DECEMBER 31,   SEPTEMBER 30,
                                                                            1997           1996           1996
                                                                        ------------   ------------   -------------

                                              ASSETS (NOTES 7 AND 8)
Current assets:
  Cash and cash equivalents...........................................    $  1,921       $   886         $   785
  Accounts receivable, net of allowance for doubtful accounts of $241,
    $63 and $47.......................................................       6,749         4,734           4,568
  Inventories (Note 4)................................................       7,087         6,297           6,505
  Prepaid and other current assets....................................         869           714             556
                                                                        ------------   ------------   -------------
    Total current assets..............................................      16,626        12,631          12,414
Property, plant and equipment, net (Note 5)...........................       4,968         5,006           5,060
Goodwill, net of accumlated amortization of $44, $2,397 and $2,330
  (Notes 2, 3 and 11).................................................       1,906         1,836           1,903
Other assets (Note 6).................................................       1,940         1,091             236
                                                                        ------------   ------------   -------------
                                                                          $ 25,440       $20,564         $19,613
                                                                        ------------   ------------   -------------
                                                                        ------------   ------------   -------------

                         LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable (Note 7)..............................................    $  3,630       $ 3,492         $ 2,864
  Current portion of long-term debt (Note 8)..........................       1,216         1,073             912
  Accounts payable....................................................       6,621         4,746           5,143
  Accrued expenses....................................................       3,837         1,795           1,332
                                                                        ------------   ------------   -------------
    Total current liabilities.........................................      15,304        11,106          10,251
Long-term debt, less current portion (Note 8).........................       2,530         3,549           2,678
Other liabilities.....................................................         789        --              --
Minority interest (Note 3)............................................          88            68              64
                                                                        ------------   ------------   -------------
    Total liabilities.................................................      18,711        14,723          12,993
Series A redeemable preferred stock, no par value.
  Authorized, issued and outstanding one thousand shares (aggregate
    liquidation preference of $120 in 1997) (Notes 3 and 9)...........         306           340             332
Series B redeemable preferred stock, no par value.
  Authorized, issued and outstanding one thousand shares (aggregate
    liquidation preference of $160 in 1997) (Notes 3 and 9)...........         408           454             443
Commitments and contingencies (Notes 14 and 16)
Subsequent event (Note 17)............................................
Stockholders' equity (Notes 2, 3 and 10):
  Common stock, $.0033 par value. Authorized 25,000
    shares; issued and outstanding 11,926, 6,064 and 6,064............          39            20              20
  Additional paid-in capital..........................................      19,960         8,998           8,998
  Accumulated deficit.................................................     (13,877)       (4,124)         (3,200)
  Foreign currency translation adjustment.............................        (107)          153              27
                                                                        ------------   ------------   -------------
    Total stockholders' equity........................................       6,015         5,047           5,845
                                                                        ------------   ------------   -------------
                                                                          $ 25,440       $20,564         $19,613
                                                                        ------------   ------------   -------------
                                                                        ------------   ------------   -------------

          See accompanying notes to consolidated financial statements.

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        YEAR ENDED    THREE MONTHS     YEAR ENDED     YEAR ENDED
                                                       DECEMBER 31,  ENDED DECEMBER   SEPTEMBER 30,  SEPTEMBER 30,
                                                           1997         31, 1996          1996           1995
                                                       ------------  ---------------  -------------  -------------
Net sales............................................   $   43,098      $   7,886       $  31,249      $  19,602
Cost of sales........................................       32,670          6,680          23,057         14,332
                                                       ------------        ------     -------------  -------------
    Gross profit.....................................       10,428          1,206           8,192          5,270
Operating expenses:
  Selling, general and administrative................       11,361          1,816           6,379          4,870
  Engineering and product development................        2,046             69             309            328
  Write-down of goodwill (Note 11)...................        5,693         --              --             --
                                                       ------------        ------     -------------  -------------
Income (loss) from operations........................       (8,672)          (679)          1,504             72
Other income (expense):
  Interest expense...................................         (895)          (183)           (507)          (405)
  Gain from sale of asset (Note 3)...................       --             --              --                480
  Minority interest in net income of consolidated
    subsidiary (Note 3)..............................          (20)            (4)             (4)            (3)
  Other, net.........................................           (9)            (9)            112            202
                                                       ------------        ------     -------------  -------------
Income (loss) before income taxes....................       (9,596)          (875)          1,105            346
Income taxes (Note 12)...............................           97             30              22              9
                                                       ------------        ------     -------------  -------------
Net income (loss)....................................   $   (9,693)     $    (905)      $   1,083      $     337
                                                       ------------        ------     -------------  -------------
                                                       ------------        ------     -------------  -------------
Basic and diluted earnings (loss) per share (Note
  13)................................................   $     (.96)     $    (.15)      $     .17      $     .07
                                                       ------------        ------     -------------  -------------
                                                       ------------        ------     -------------  -------------

          See accompanying notes to consolidated financial statements.

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                       COMMON STOCK       ADDITIONAL                    FOREIGN
                                                  ----------------------    PAID-IN    ACCUMULATED     CURRENCY
                                                   SHARES      AMOUNT       CAPITAL      DEFICIT      TRANSLATION     TOTAL
                                                  ---------  -----------  -----------  ------------  -------------  ---------
Balance at September 30, 1994...................      4,886   $      16    $   7,671    $   (4,530)    $     106    $   3,263
Stock issued in connection with Arnold Circuits,
  Inc. acquisition (Note 3).....................        639           2          654        --            --              656
Stock issued for debt conversion (Note 10)......        289           1          207        --            --              208
Accretion of preferred stock....................     --          --           --               (10)       --              (10)
Foreign currency translation adjustment.........     --          --           --            --                10           10
Net income......................................     --          --           --               337        --              337
                                                  ---------         ---   -----------  ------------        -----    ---------
Balance at September 30, 1995...................      5,814          19        8,532        (4,203)          116        4,464
Stock issued in connection with acquisition of
  minority interest (Note 3)....................         71      --              344        --            --              344
Stock issued for debt conversion (Note 10)......        179           1          122        --            --              123
Accretion of preferred stock....................                                               (80)       --              (80)
Foreign currency translation adjustment.........     --          --           --            --               (89)         (89)
Net income......................................     --          --           --             1,083        --            1,083
                                                  ---------         ---   -----------  ------------        -----    ---------
Balance at September 30, 1996...................      6,064          20        8,998        (3,200)           27        5,845
Accretion of preferred stock....................     --          --           --               (19)       --              (19)
Foreign currency translation adjustment.........     --          --           --            --               126          126
Net loss........................................     --          --           --              (905)       --             (905)
                                                  ---------         ---   -----------  ------------        -----    ---------
Balance at December 31, 1996....................      6,064          20        8,998        (4,124)          153        5,047
Stock issued in connection with reverse
  acquisition (Note 2)..........................      3,186          10        5,235        --            --            5,245
Stock issued in connection with private
  placement (Note 10)...........................      2,000           7        4,251        --            --            4,258
Stock issued in connection with acquisition
  (Note 3)......................................        500           2        1,123        --            --            1,125
Stock issued for debt conversion (Note 10)......         55      --               44        --            --               44
Stock issued upon exercise of stock options.....         30      --               97        --            --               97
Stock issued in connection with settlement of
  dispute (Note 10).............................         80      --              190        --            --              190
Stock issued as compensation and under stock
  purchase plan.................................         11      --               22        --            --               22
Accretion of preferred stock....................     --          --           --               (60)       --              (60)
Foreign currency translation adjustment.........     --          --           --            --              (260)        (260)
Net loss........................................     --          --           --            (9,693)       --           (9,693)
                                                  ---------         ---   -----------  ------------        -----    ---------
Balance at December 31, 1997....................     11,926   $      39    $  19,960    $  (13,877)    $    (107)   $   6,015
                                                  ---------         ---   -----------  ------------        -----    ---------
                                                  ---------         ---   -----------  ------------        -----    ---------

          See accompanying notes to consolidated financial statements.

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                      THREE MONTHS
                                                         YEAR ENDED      ENDED       YEAR ENDED     YEAR ENDED
                                                        DECEMBER 31,  DECEMBER 31,  SEPTEMBER 30,  SEPTEMBER 30,
                                                            1997          1996          1996           1995
                                                        ------------  ------------  -------------  -------------
Cash flows from operating activities:
  Net income (loss)...................................   $   (9,693)   $     (905)    $   1,083      $     337
  Adjustments to reconcile net income (loss) to cash
    provided by (used in) operations:
    Depreciation and amortization.....................          923           209           589            278
    Amortization of intangible assets.................          358            67           210            210
    Allowance for doubtful accounts...................          251            16            17             41
    Provision for inventory obsolescence..............        3,134           416           211            265
    Write-down of goodwill............................        5,693        --            --             --
    Gain on sale of Computron.........................       --            --            --               (480)
    Minority interest.................................           20             4            (4)            28
    Stock issued as compensation......................           22        --            --             --
    Equity in earnings of unconsolidated
      partnership.....................................           21             5        --             --
    Changes in operating assets and liabilities:
      Accounts receivable.............................         (554)         (158)           (5)          (181)
      Inventories.....................................       (1,011)         (169)         (421)           (48)
      Prepaids and other assets.......................          413          (145)          145            (85)
      Accounts payable................................         (755)         (367)         (296)           118
      Accrued expenses................................         (490)          463          (740)          (173)
                                                        ------------  ------------  -------------  -------------
Cash provided by (used in) operations.................       (1,668)         (564)          789            310
                                                        ------------  ------------  -------------  -------------
Cash flows from investing activities:
  Net purchases of property, plant and equipment......         (424)         (155)         (786)           (94)
  Cash paid for purchase of Arnold Circuits, Inc......       --            --            --             (1,027)
  Cash paid for purchase of Etch-Tek..................       --            --              (428)        --
  Cash paid for purchase of Abbott Electronics........       --            --              (735)        --
  Proceeds from sale of Computron.....................       --            --            --              1,157
  Cash acquired in acquisition/merger.................          273        --            --             --
  Investment in and loan to real estate partnership...       --              (868)       --             --
  Proceeds from repayment of loan to partnership......          125        --            --             --
                                                        ------------  ------------  -------------  -------------
  Cash provided by (used in) investment activities....          (26)       (1,023)       (1,949)            36
                                                        ------------  ------------  -------------  -------------

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

                                                                      THREE MONTHS
                                                         YEAR ENDED      ENDED       YEAR ENDED     YEAR ENDED
                                                        DECEMBER 31,  DECEMBER 31,  SEPTEMBER 30,  SEPTEMBER 30,
                                                            1997          1996          1996           1995
                                                        ------------  ------------  -------------  -------------
Cash flows from financing activities:
  Net increase (decrease) in notes payable............           (3)          628           249           (216)
  Proceeds from long-term debt........................          163         1,326         2,000          1,334
  Repayments of long-term debt........................       (1,606)         (294)       (1,055)          (711)
  Preferred stock dividends paid......................         (140)       --              (140)        --
  Proceeds from sale of common stock..................        4,258        --            --             --
                                                        ------------  ------------  -------------  -------------
Cash provided by financing activities.................        2,672         1,660         1,054            407
                                                        ------------  ------------  -------------  -------------
Effect of exchange rate changes on cash...............           57            28           (87)             9
                                                        ------------  ------------  -------------  -------------
Net increase (decrease) in cash and cash
  equivalents.........................................        1,035           101          (193)           762
Cash and cash equivalents at beginning of period......          886           785           978            216
                                                        ------------  ------------  -------------  -------------
Cash and cash equivalents at end of period............   $    1,921    $      886     $     785      $     978
                                                        ------------  ------------  -------------  -------------
                                                        ------------  ------------  -------------  -------------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest..........................................   $      827    $      183     $     490      $     411
    Income taxes......................................   $       58    $   --         $      12      $       5
                                                        ------------  ------------  -------------  -------------
                                                        ------------  ------------  -------------  -------------
Supplemental disclusures of non-cash investing and
  financing activities:
    Issuance of common stock, preferred stock and
      notes in connection with acquisitions...........   $    6,370    $   --         $     539      $   1,681
    Issuance of common stock in conversion of debt to
      equity..........................................   $       44    $   --         $     123      $     208
                                                        ------------  ------------  -------------  -------------
                                                        ------------  ------------  -------------  -------------
    Issuance of common stock in conection with
      settlement of dispute...........................   $      190    $   --         $  --          $  --
                                                        ------------  ------------  -------------  -------------
                                                        ------------  ------------  -------------  -------------
    Issuance of common stock upon exercise of stock
      options.........................................   $       97    $   --         $  --          $  --
                                                        ------------  ------------  -------------  -------------
                                                        ------------  ------------  -------------  -------------
    Accretion of preferred stock......................   $       60    $       19     $      80      $      10
                                                        ------------  ------------  -------------  -------------
                                                        ------------  ------------  -------------  -------------

          See accompanying notes to consolidated financial statements.

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           DECEMBER 31, 1997 AND 1996 AND SEPTEMBER 30, 1996 AND 1995

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

    MicroTel International, Inc. (the "Company") is a holding company for its three wholly-owned subsidiaries: CXR Telcom Corporation, CXR S.A. and, effective March 26, 1997, XIT Corporation ("XIT"). CXR Telcom Corporation and CXR S.A. (collectively "CXR") design, manufacture and market electronic telecommunication test equipment and data communications equipment. XIT designs, manufactures and markets information technology products, including displays and input components, subsystem assemblies, printed circuits and hybrid microelectronic circuits. The Company conducts its operations out of various facilities in the
U. S., France, England and Japan and organizes itself in three product line sectors: Circuits, Components and Subsystem Assemblies, and Instrumentation and Test Equipment.

BASIS OF PRESENTATION

    As discussed more fully in Note 2, the Company merged with XIT on March 26, 1997. The merger was accounted for as a purchase of the Company by XIT in a "reverse acquisition" because the existing stockholders of the Company prior to the merger did not have voting control of the combined entity after the merger. In a reverse acquisition, the accounting treatment differs from the legal form of the transaction, as the continuing legal parent company is not assumed to the be acquirer and the financial statements of the combined entity are those of the accounting acquirer (XIT), including any comparative prior year financial statements presented by the combined entity after the business combination. Consequently, the consolidated financial statements include the accounts of XIT and its wholly and majority-owned subsidiaries, and beginning March 26, 1997, include the Company and its other subsidiaries, CXR Telcom Corporation and CXR S.A. (the "Former Company").

    In connection with the reverse acquisition, the Company assumed the number of authorized common shares of 25,000,000 and $.0033 par value per share of the Former Company. Furthermore, the former stockholders of XIT were issued approximately 6,199,000 shares of common stock, which resulted in a common share exchange ratio of 1.451478. Accordingly, all references to the number of shares and to the per share information in the accompanying consolidated financial statements have been adjusted to reflect these changes on a retroactive basis.

    XIT's 50% investment in a real estate partnership (see Note 6) is accounted for using the equity method.

    All significant intercompany balances and transactions have been eliminated in consolidation.

FISCAL YEARS

    In connection with the reverse acquisition accounting treatment described above, XIT changed its fiscal year end from September 30 to December 31 to adopt the fiscal year end of the Former Company.

REVENUE RECOGNITION

    Revenues are recorded when products are shipped.

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

           DECEMBER 31, 1997 AND 1996 AND SEPTEMBER 30, 1996 AND 1995

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of all highly liquid investments with an original maturity of three months or less when purchased.

INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed principally using the straight-line method over the useful lives of the assets (or lease term, if shorter) as follows:

Buildings.........................................................   50 years
Machinery, equipment and fixtures.................................  3-7 years
Leasehold improvements............................................    5 years

    Maintenance and repairs are expensed as incurred while renewals and betterments are capitalized.

GOODWILL

    Goodwill represents the excess of purchase price over the fair value of net assets acquired through business combinations accounted for as purchases and is amortized on a straight-line basis over its estimated useful life. During 1997, the Company wrote-down the value of goodwill by approximately $5.7 million and reduced the estimated useful lives from 15 - 20 years to 10 years (see Note 11).

LONG-LIVED ASSETS

    The Company reviews the carrying amount of its long-lived assets and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

SOFTWARE DEVELOPMENT COSTS

    Software development costs, including purchased technology, are capitalized beginning when technological feasibility has been established or when purchased from third parties and continues through the date of commercial release. Amortization commences upon commercial release of the product and is calculated using the greater of the straight-line method over three years or the ratio of the products' current revenues divided by the anticipated total product revenues. The carrying value of capitalized software development costs aggregates $592,000 (net of accumulated amortization of $248,000) at December 31, 1997 and is included in other assets in the accompanying consolidated balance sheet. During the

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

           DECEMBER 31, 1997 AND 1996 AND SEPTEMBER 30, 1996 AND 1995

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) year ended December 31, 1997, $248,000 of amortization relating to the remaining capitalized software was charged to cost of sales.

PRODUCT WARRANTIES

    The Company provides warranties for certain of its products for periods of generally one year. Estimated warranty costs are recognized at the time of the sale.

INCOME TAXES

    The Company uses the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred income taxes are recognized based on the differences between financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

STOCK-BASED COMPENSATION

    The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock-based compensation plans. Accordingly, no compensation cost is recognized for its employee stock option plans, unless the exercise price of options granted is less than fair market value on the date of grant. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

EARNINGS (LOSS) PER SHARE

    Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). The statement replaces the calculation of primary and fully diluted earnings (loss) per share with basic and diluted earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings (loss) per share. All earnings (loss) per share amounts have been restated to conform to the requirements of SFAS 128. Such adoption had no net effect on the previously reported earnings (loss) per share.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. This statement defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 1997, the fair value of all financial instruments approximated carrying value.

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

           DECEMBER 31, 1997 AND 1996 AND SEPTEMBER 30, 1996 AND 1995

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value because of the short maturity of these items. The Company believes the carrying amounts of its notes payable and long-term debt approximate fair value because the interest rates on these instruments are subject to change with, or approximate, market interest rates.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CONCENTRATION OF CREDIT RISK

    Financial instruments, which potentially expose the Company to concentration of credit risk, consist primarily of cash and accounts receivable. The Company places its cash with high quality financial institutions. At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation.

    The Company's accounts receivable results from sales to a broad customer base. The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. Credit losses are provided for in the financial statements and consistently have been within management's expectations.

FOREIGN CURRENCY TRANSLATION

    The accounts of foreign subsidiaries have been translated using the local currency as the functional currency. Accordingly, foreign currency denominated assets and liabilities have been translated to U.S. dollars at the current rate of exchange on the balance sheet date. The effects of translation are recorded as a separate component of stockholders' equity. Exchange gains and losses arising from transactions denominated in foreign currencies are translated at average exchange rates and included in operations. Such amounts are not material to the accompanying consolidated financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

    Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has not determined the effect on its financial position or results of operations from the adoption of this statement.

    Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. The new standard requires that public business enterprises

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

           DECEMBER 31, 1997 AND 1996 AND SEPTEMBER 30, 1996 AND 1995

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company does not expect adoption of SFAS 131 to have a material effect on its financial position or results of operations.

    Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997 and will require restatement of disclosures for earlier periods provided for comparative purposes. SFAS 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer considered useful. The Company has not determined the effect, if any, of adoption of SFAS 132 on its financial position or results of operations.

RECLASSIFICATIONS

    Certain reclassifications have been made to the prior year financial statements to be consistent with the 1997 presentation.

(2) MERGER WITH XIT CORPORATION

    On March 26, 1997, privately-held XIT merged with a wholly-owned, newly formed subsidiary of the Company, with XIT as the surviving subsidiary. Pursuant to the transaction, the former stockholders of XIT were issued approximately 6,119,000 shares of common stock of the Company, or approximately 66% of the issued and outstanding common stock. In addition, holders of XIT stock options and warrants at the date of the merger collectively had the right to acquire an additional 2,153,000 shares of common stock. Collectively, then the former XIT stockholders owned, or had the right to acquire, approximately 65% of the common stock of the Company on a fully-diluted basis as of the date of the transaction.

    As described in Note 1, the merger has been accounted for as a purchase of the Company by XIT. Accordingly, the purchase price, consisting of the value of the common stock outstanding of the Company at the date of the merger of $5,011,000 plus the direct costs of the acquisition of $730,000, and the acquired assets and liabilities of MicroTel were recorded at their estimated fair values at the date of the merger. The excess of $4,998,000 of the purchase price over the fair value of the net assets acquired was recorded as goodwill and thereafter was amortized on a straight-line basis over 15 years. In September 1997, the Company wrote-down the goodwill associated with the merger to $998,000. Thereafter, the remaining goodwill is being amortized on a straight-line basis over ten years (see Note 11).

    The following represents the unaudited pro forma results of operations as if the merger had occurred at the beginning of the respective periods presented below. The presentation for the year ended September 30, 1996 combines the Company's results of operations for that year with the former MicroTel results

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

           DECEMBER 31, 1997 AND 1996 AND SEPTEMBER 30, 1996 AND 1995

(2) MERGER WITH XIT CORPORATION (CONTINUED) of operations for the year ended December 31, 1996, with adjustments to reflect amortization of the excess purchase price over the fair value of the net assets acquired.

                                                            YEAR ENDED          YEAR ENDED
                                                         DECEMBER 31, 1997  SEPTEMBER 30, 1996
                                                         -----------------  ------------------
Net sales..............................................   $    46,094,000     $   47,552,000
                                                         -----------------  ------------------
                                                         -----------------  ------------------
Net loss...............................................   $   (12,097,000)    $   (3,514,000)
                                                         -----------------  ------------------
                                                         -----------------  ------------------
Basic and diluted loss per share.......................   $         (1.12)    $         (.40)
                                                         -----------------  ------------------
                                                         -----------------  ------------------

    The pro forma results of operations above do not purport to be indicative of the results that would have occurred had the merger taken place at the beginning of the respective period presented or of results which may occur in the future.

(3) ACQUISITIONS AND DISPOSITIONS OF BUSINESSES

ACQUISITIONS

    On October 17, 1997, the Company's CXR Telcom subsidiary acquired all the capital stock of Critical Communications Incorporated ("Critical") of St. Charles, Illinois in exchange for 500,000 shares of the Company's common stock. Founded in 1991, Critical is a provider of sophisticated, state-of-the-art, portable telephone test instruments used by both long-distance carriers and local telephone service providers as well as by corporate and government telecommunications end users. The acquisition of Critical has been accounted for as a purchase, and accordingly, the results of operations of Critical since the date of the acquisition are included in the Company's consolidated statement of operations for the year ended December 31, 1997. The 500,000 shares of common stock were valued at $1,125,000 based on the fair value of the common stock on the acquisition date. The Company acquired $9,000 in cash in the acquisition and the cost in excess of net assets acquired was $1,123,000 which is being amortized on a straight-line basis over ten years. The pro forma effect of this acquisition was not material to the results of operations for 1997 or 1996.

    On May 1, 1996, the Company acquired all of the assets and assumed all of the liabilities of Etch-Tek, Inc. ("Etch-Tek") for $460,000 in cash and a $195,000 promissory note. Etch-Tek is a manufacturer of quick turn prototype quantity and medium production printed circuit boards. The acquisition of Etch-Tek has been accounted for as a purchase, and accordingly, the results of operations of Etch-Tek for the five months ended September 30, 1996 are included in the Company's consolidated statement of operations for

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

           DECEMBER 31, 1997 AND 1996 AND SEPTEMBER 30, 1996 AND 1995

(3) ACQUISITIONS AND DISPOSITIONS OF BUSINESSES (CONTINUED) the year ended September 30, 1996. Supplementary information related to the acquisition of Etch-Tek for the year ended September 30, 1996 is as follows:

Assets acquired.................................................  $1,401,000
Liabilities assumed.............................................   (746,000)
Promissory note.................................................   (195,000)
                                                                  ---------
Cash paid to sellers............................................    460,000
Cash acquired...................................................    (32,000)
                                                                  ---------
Net cash paid...................................................  $ 428,000
                                                                  ---------
                                                                  ---------

    On September 1, 1996, the Company acquired all of the common stock of Abbott Electronics Ltd. ("Abbott"), a British manufacturer of power supplies, for approximately $735,000, including transaction expenses.

    On August 1, 1995, the Company acquired all of the assets and assumed all of the liabilities of Arnold Circuits, Inc. ("Arnold Circuits") for $1.2 million in cash, a $200,000 promissory note, 639,000 shares of common stock and 1,000 shares each of Series A and B redeemable preferred stock (note 9). Arnold Circuits is a manufacturer of printed circuit boards. The acquisition of Arnold Circuits has been accounted for as a purchase, and accordingly, the results of operations of Arnold Circuits for the two months ended September 30, 1995 are included in the Company's consolidated statement of operations for the year ended September 30, 1995. The 639,000 shares of common stock were valued at $656,000 based on the net book value of the assets acquired, which approximated fair value, less the preferred stock and the promissory note.

    Supplementary information related to the acquisition of Arnold Circuits for the year ended September 30, 1995 is as follows:

Assets acquired.................................................  $5,665,000
Liabilities assumed.............................................  (2,784,000)
Promissory note.................................................    (200,000)
Series A preferred stock........................................    (354,000)
Series B preferred stock........................................    (471,000)
Common stock....................................................    (656,000)
                                                                  ----------
Cash paid to sellers............................................   1,200,000
Cash acquired...................................................    (173,000)
                                                                  ----------
Net cash paid...................................................  $1,027,000
                                                                  ----------
                                                                  ----------

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

           DECEMBER 31, 1997 AND 1996 AND SEPTEMBER 30, 1996 AND 1995

(3) ACQUISITIONS AND DISPOSITIONS OF BUSINESSES (CONTINUED)

    Summarized below are the unaudited pro forma results of operations of the Company as though Arnold Circuits had been acquired at the beginning of the year ended September 30, 1995.

                                                                                     1995
                                                                                 -------------
Net sales......................................................................  $  31,369,000
                                                                                 -------------
                                                                                 -------------
Net income.....................................................................  $     585,000
                                                                                 -------------
                                                                                 -------------
Basic and diluted earnings per share...........................................  $         .12
                                                                                 -------------
                                                                                 -------------

    On July 6, 1994, the Company acquired 84.6% of the common shares outstanding of HyComp, Inc. ("HyComp"), a public company, by means of an exchange of the Company's common stock for HyComp common stock held by Metraplex Corporation and various other officers and directors of HyComp. HyComp is a manufacturer of thin film hybrid circuits for industrial, medical and military customers. The total purchase price was $306,000 (including acquisition costs of $150,000). The Company financed the acquisition through cash of $150,000 and the issuance of 227,000 shares of the Company's common stock valued at $156,000 based on the net book value of assets acquired, which approximated fair value. In May 1996, the Company acquired an additional percentage of the common shares outstanding of HyComp, which increased the Company's ownership percentage to 90.7%. Also in May 1996, the Company acquired 96.1% of the preferred shares outstanding of HyComp. Each of these transactions was an exchange of the Company's common stock for the respective HyComp stock at recorded amounts that approximate fair value. As the result of the exercise of certain HyComp stock options in 1997, the Company's ownership of the common shares outstanding of HyComp was reduced to 88.5%.

    For financial reporting purposes, HyComp's assets, liabilities and earnings are consolidated with those of the Company. Ownership interest in HyComp, other than that of the Company's, is included in the accompanying consolidated financial statements as minority interest, and includes amounts applicable to HyComp's preferred stock of $6,000, $6,000, $6,000 and $157,000 at December 31, 1997 and 1996 and September 30, 1996 and 1995, respectively. Dividends on the preferred stock are cumulative at 8% per year, and minority interest at December 31, 1997 and 1996 and September 30, 1996 and 1995 includes cumulative dividends in arrears of $8,000, $8,000, $8,000 and $185,000, respectively.

DISPOSITIONS

    On May 31, 1995, XIT sold its Computron Display System Division of Mount Prospect, Illinois to LPI Acquisition Corp. of Forest Park, Illinois. The principal terms of the sale include a cash purchase price of approximately $1.2 million, and the assumption of approximately $694,000 of the Computron Division's liabilities. The sale resulted in a gain of $480,000.

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

           DECEMBER 31, 1997 AND 1996 AND SEPTEMBER 30, 1996 AND 1995

(4) INVENTORIES

    Inventories are summarized as follows:

                                                             DECEMBER 31,  DECEMBER 31,  SEPTEMBER 30,
                                                                 1997          1996          1996
                                                             ------------  ------------  -------------
Raw materials..............................................   $3,044,000    $2,413,000    $ 3,072,000
Work-in-process............................................    2,333,000     2,642,000      2,950,000
Finished goods.............................................    1,710,000     1,242,000        483,000
                                                             ------------  ------------  -------------
                                                              $7,087,000    $6,297,000    $ 6,505,000
                                                             ------------  ------------  -------------
                                                             ------------  ------------  -------------

(5) PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of the following:

                                                            DECEMBER 31,   DECEMBER 31,   SEPTEMBER 30,
                                                                1997           1996           1996
                                                            -------------  -------------  -------------
Land and buildings........................................  $     642,000  $     262,000   $   224,000
Machinery, equipment and fixtures.........................      7,634,000      7,203,000     7,172,000
Leasehold improvements....................................        736,000        662,000       576,000
                                                            -------------  -------------  -------------
                                                                9,012,000      8,127,000     7,972,000
Accumulated depreciation and amortization.................     (4,044,000)    (3,121,000)   (2,912,000)
                                                            -------------  -------------  -------------
                                                            $   4,968,000  $   5,006,000   $ 5,060,000
                                                            -------------  -------------  -------------
                                                            -------------  -------------  -------------

(6) INVESTMENT IN PARTNERSHIP

    On December 19, 1996, the Company's XIT subsidiary invested $100,000 and formed an equal partnership with P&S Development, a California general partnership. The partnership, "Capital Source Partners, A Real Estate Partnership," obtained ownership rights to a 93,000 square foot facility in, Ontario, California. The Company presently occupies 63,000 square feet of this facility as a corporate headquarters and as an administrative and factory facility for XIT's Digitran Division under a long-term lease from the partnership. Immediately following the formation of the partnership, XIT obtained a loan from a bank for $750,000 (Note 8), and in turn, loaned such funds to the partnership under a note receivable with the same terms and conditions. Such funds were utilized to reduce the existing debt secured by the real estate. XIT's original investment in the partnership is adjusted for the income (loss) attributable to XIT's portion of the partnership's results of operations. The investment in the partnership of $126,000 and $105,000 and note receivable of $625,000 and $750,000 are included in other assets in the accompanying consolidated balance sheets at December 31, 1997 and 1996, respectively.

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

           DECEMBER 31, 1997 AND 1996 AND SEPTEMBER 30, 1996 AND 1995

(7) NOTES PAYABLE

    A summary of notes payable is as follows:

                                                            DECEMBER 31,   DECEMBER 31,   SEPTEMBER 30,
                                                                1997           1996           1996
                                                            -------------  -------------  -------------
Line of credit with a bank................................  $   2,377,000  $   2,027,000   $ 1,999,000
Factoring line of credit with a bank......................        185,000       --             --
Foreign subsidiary lines of credit with banks.............        292,000       --             --
Foreign subsidiary line of credit with a bank.............        289,000      1,074,000       784,000
Foreign subsidiary line of credit with a bank.............       --               39,000        54,000
Notes payable to related parties..........................        387,000        352,000        27,000
Other notes payable.......................................        100,000       --             --
                                                            -------------  -------------  -------------
                                                            $   3,630,000  $   3,492,000   $ 2,864,000
                                                            -------------  -------------  -------------
                                                            -------------  -------------  -------------

    The Company's XIT subsidiary has a line of credit with a bank (the "XIT Debt") which provides for maximum borrowings of $3,500,000 of which $2,377,000 was outstanding at December 31, 1997. The line of credit was renewed on July 22, 1997 and expires on June 25, 1998. The credit line is collateralized by substantially all assets of XIT and its domestic subsidiaries, bears interest at the bank's prime rate (8.5% at December 31, 1997) plus 1% and is payable on demand.

    The XIT Debt agreement requires maintenance of certain financial ratios and contains other restrictive covenants. XIT was not in compliance with certain debt covenants at December 31, 1997. Although the bank did not waive compliance with such debt covenants, it entered into a forbearance agreement with the Company in which it agreed to forbear through April 30, 1998 from exercising its rights under the terms of the XIT Debt agreement provided certain events occur, principally the consummation of the sale of the Company's Xcel Arnold Circuits, Inc. subsidiary and the Company obtaining a replacement credit facility (see Notes 16 and 17).

    The Company's CXR Telcom subsidiary has a factoring line of credit with a bank, borrowings under which are based on an advance rate of 85% of eligible accounts receivable with no maximum. The line bears interest at the bank's prime (8.5% at December 31, 1997) plus 2% and an administrative fee of 1% charged on the average factored balance for invoice processing. At December 31, 1997, this subsidiary has $185,000 outstanding and has additional borrowings of $292,000 available under this line.

    The Company's French subsidiary has bank lines of credit aggregating $292,000 at December 31, 1997. Borrowings under the related agreements bear interest at 5.7% to 5.8% at December 31, 1997 and are based on eligible accounts receivable. Approximately $293,000 of additional borrowings were available under the lines at December 31, 1997.

    The Company's UK subsidiary has a bank line of credit with $289,000 outstanding at December 31, 1997. Borrowings under the related agreement bear interest at the bank's base rate (6% at December 31, 1997) plus 2.5% and are based on eligible accounts receivable. Approximately $277,000 of additional borrowings were available under the line at December 31, 1997.

    The Company has short-term borrowings from a stockholder and an officer of a subsidiary aggregating $387,000 at December 31, 1997. Such loans bear no interest and are payable on demand. Additionally, the Company borrowed $100,000 from a third party which it invested in a real estate partnership. The loan

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

           DECEMBER 31, 1997 AND 1996 AND SEPTEMBER 30, 1996 AND 1995

(7) NOTES PAYABLE (CONTINUED)
bears interest at 9.5%, is payable in full on May 15, 1998 and is secured by 25% of XIT's interest in the partnership (Note 6).

(8) LONG-TERM DEBT

    A summary of long-term debt follows:

                                                             DECEMBER 31,  DECEMBER 31,  SEPTEMBER 30,
                                                                 1997          1996          1996
                                                             ------------  ------------  -------------
Term notes payable to bank (a).............................   $2,087,000    $2,462,000    $ 1,825,000
Term note payable to bank (b)..............................      568,000       767,000        817,000
Term notes payable to foreign banks (c)....................      124,000       208,000        194,000
Capitalized lease obligations (d)..........................      714,000       977,000        515,000
Other promissory notes.....................................      253,000       208,000        239,000
                                                             ------------  ------------  -------------
                                                               3,746,000     4,622,000      3,590,000
Current portion............................................   (1,216,000)   (1,073,000)      (912,000)
                                                             ------------  ------------  -------------
                                                              $2,530,000    $3,549,000    $ 2,678,000
                                                             ------------  ------------  -------------
                                                             ------------  ------------  -------------

------------------------

(a) Three term notes payable to bank bearing interest at the bank's prime rate (8.5% at December 31, 1997) plus 1.25%. The notes are collateralized by machinery and equipment and are payable in total monthly principal installments of approximately $44,000 through December 1998, $48,000 through December 2000 and $57,000 plus interest through final maturity dates in fiscal 2001.

(b) The term note payable to bank is collateralized by all the assets of XCEL Arnold Circuits, Inc (see Note 17). This note bears interest at the bank's prime rate (8.5% at December 31, 1997) plus 1.25%. The note is payable in monthly principal installments of $17,000 plus interest through maturity date in October 2000.

(c) The Company has agreements with several foreign banks which include term borrowings which mature serially through 2001. Interest rates on the borrowings bear interest at rates ranging from 2.7% to 11.25% and are payable in monthly installments. Included in the other term notes is a $55,000 note, which is guaranteed by Tokyo Credit Guarantee Corporation on behalf of the Company's Japanese subsidiary. The term borrowings are collateralized by the assets of the respective subsidiary.

(d) Capital lease agreements are calculated using interest rates appropriate at the inception of the lease and range from 10.5% to 12.3%. Lease liabilities are amortized over the lease term using the effective interest method. The leases all contain bargain purchase options and expire through 2001.

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

           DECEMBER 31, 1997 AND 1996 AND SEPTEMBER 30, 1996 AND 1995

(8) LONG-TERM DEBT (CONTINUED)
    Principal maturities related to long-term debt as of December 31, 1997 are as follows:

YEAR ENDING DECEMBER 31,                                                             AMOUNT
--------------------------------------------------------------------------------  ------------
1998............................................................................  $  1,216,000
1999............................................................................     1,067,000
2000............................................................................       863,000
2001............................................................................       535,000
2002............................................................................        27,000
Thereafter......................................................................        38,000
                                                                                  ------------
                                                                                  $  3,746,000
                                                                                  ------------
                                                                                  ------------

(9) REDEEMABLE PREFERRED STOCK

    In connection with the Arnold Circuits, Inc. acquisition (see Note 3), XCEL Arnold Circuits, Inc. issued 1,000 shares each of Series A redeemable preferred stock (Series A) and Series B redeemable preferred stock (Series B). In preference to common shares of stock, each Series A and Series B share is entitled to a cumulative cash dividend of $120 and $160 per year commencing in June 1996, respectively. The Series A and B shares have a liquidation preference of and are subject to mandatory redemption by the Company on December 15, 1999 at a value of $30 and $40 per share, respectively, plus all accrued and unpaid dividends, whether or not declared, to the date of redemption. As of December 31, 1997, the accumulated dividends in arrears were $210,000. The redeemable preferred stock was recorded at fair value on the date of issuance using an imputed market rate dividend of 9.5%. The excess of the redemption value over the carrying value is being accreted by periodic charges to retained earnings over the original life of the issue.

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

           DECEMBER 31, 1997 AND 1996 AND SEPTEMBER 30, 1996 AND 1995

(9) REDEEMABLE PREFERRED STOCK (CONTINUED)
    The following table reflects the redeemable preferred stock activity:

                                                              SERIES A REDEEMABLE   SERIES B REDEEMABLE
                                                                PREFERRED STOCK       PREFERRED STOCK
                                                              --------------------  --------------------
                                                              NUMBER OF             NUMBER OF
                                                               SHARES      AMOUNT    SHARES      AMOUNT
                                                              ---------   --------  ---------   --------
Balance at September 30, 1994...............................    --        $  --       --        $  --
Preferred stock issued......................................    1,000      354,000    1,000      471,000
Accretion of preferred stock................................    --           4,000    --           6,000
                                                              ---------   --------  ---------   --------
Balance at September 30, 1995...............................    1,000      358,000    1,000      477,000
Accretion of preferred stock................................    --          34,000    --          46,000
Preferred stock dividends paid..............................    --         (60,000)   --         (80,000)
                                                              ---------   --------  ---------   --------
Balance at September 30, 1996...............................    1,000      332,000    1,000      443,000
Accretion of preferred stock................................    --           8,000    --          11,000
                                                              ---------   --------  ---------   --------
Balance at December 31, 1996................................    1,000      340,000    1,000      454,000
Accretion of preferred stock................................    --          26,000    --          34,000
Preferred stock dividends paid..............................    --         (60,000)   --         (80,000)
                                                              ---------   --------  ---------   --------
Balance at December 31, 1997................................    1,000     $306,000    1,000     $408,000
                                                              ---------   --------  ---------   --------
                                                              ---------   --------  ---------   --------

(10) STOCKHOLDERS' EQUITY

    In April 1997, the Company sold 2,000,000 investment units at $2.50 per unit. The units consist of one share of common stock and one quarter of a warrant to purchase one share of common stock. The warrants have an exercise price of $3.45. The proceeds to the Company were $4,258,000 (net of $600,000 of commissions and $142,000 for other expenses). In connection with this transaction, 200,000 warrants were issued to the placement agents at an exercise price of $2.66.

STOCK OPTIONS AND WARRANTS

    The Company has the ability to issue options to purchase its common stock issued under the following arrangements:

    - Employee Stock and Stock Option Plan, effective July 1, 1994, providing for non-qualified stock options as well as restricted and non-restricted stock awards to both employees and outside consultants. Up to 520,000 shares may be granted or optioned under this plan. Terms of related grants under the plan are at the discretion of the Board of Directors.

    - Stock Option Plan adopted in 1993, providing for the granting of up to 300,000 incentive stock options to purchase stock at not less than the current market value on the date of grant. Options granted under this plan vest ratably over three years and expire 10 years after date of grant.

    - The MicroTel International Inc. 1997 Stock Incentive Plan (the "1997 Plan") provides that options granted may be either qualified or nonqualified stock options and are required to be granted at fair market value at the date of grant. Subject to termination of employment, options may expire up to ten years from the date of grant and are nontransferable other than in the event of death, disability

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

           DECEMBER 31, 1997 AND 1996 AND SEPTEMBER 30, 1996 AND 1995

(10) STOCKHOLDERS' EQUITY (CONTINUED)
     or certain other transfers that the committee of the Board of Directors administering the 1997 Plan may permit. Up to 1,600,000 stock options may be granted under the 1997 Plan. All outstanding options of former optionholders under the XIT 1987 Employee Stock Option Plan were converted to options under the 1997 Plan as of the date of the merger between the Company and XIT at the exchange rate of 1.451478 (see Note 2).

    The Company accounts for stock-based compensation under the "intrinsic value" method. Under this method, no compensation expense is recorded for these plans and arrangements for current employees whose grants provide for exercise prices at or above the market price on the date of grant. Compensation or other expense is recorded based on intrinsic value (excess of market price over exercise price on date of grant) for employees, and fair value of the option awards for others.

    The following table shows activity in the outstanding options.

                                                                            THREE
                                                                           MONTHS      YEAR       YEAR
                                                              WEIGHTED      ENDED      ENDED      ENDED
                                                 YEAR ENDED    AVERAGE    DEC. 31,   SEP. 30,   SEP. 30,
                                                  DEC. 31,    EXERCISE      1996       1996       1995
                                                    1997        PRICE      SHARES     SHARES     SHARES
                                                 ----------  -----------  ---------  ---------  ---------
Outstanding at beginning of period.............     842,000   $    1.89     874,000    874,000     --
Granted........................................      96,000        1.69      41,000     --        874,000
XIT/MicroTel merger............................   1,146,000        2.65      --         --         --
Exercised......................................     (30,000)       3.23      --         --         --
Canceled.......................................     (55,000)       2.31     (73,000)    --         --
                                                 ----------       -----   ---------  ---------  ---------
Outstanding at end of period...................   1,999,000   $    2.32     842,000    874,000    874,000
                                                 ----------       -----   ---------  ---------  ---------
                                                 ----------       -----   ---------  ---------  ---------

    Options exercisable as of December 31, 1997 and 1996 and September 30, 1996 and 1995 are as follows:

                                              DECEMBER 31,  DECEMBER 31,  SEPTEMBER 30,  SEPTEMBER 30,
                                                  1997          1996          1996           1996
                                              ------------  ------------  -------------  -------------
Exercisable.................................    1,843,000       821,000        874,000        874,000
                                              ------------  ------------  -------------  -------------
                                              ------------  ------------  -------------  -------------
Weighted Average Exercise Price.............   $     2.32    $     1.91    $      1.89    $      1.89

    Weighted average exercise prices for 1997 are calculated at prices effective as of December 31, 1997. The fair value of options granted during 1997 was $132,000, at a weighted average value of $1.37 per share. Exercise prices for options outstanding as of December 31, 1997 generally ranged from $1.69 to $3.45 per share and the weighted average remaining contractual life for these options was 4.7 years. The fair value of options granted during the three months ended December 31, 1996 and the year ended September 30, 1995 were $29,000 and $735,000, at weighted average prices of $.72 and $.84 per share, respectively.

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

           DECEMBER 31, 1997 AND 1996 AND SEPTEMBER 30, 1996 AND 1995

(10) STOCKHOLDERS' EQUITY

    If the Company had instead elected the fair value method of accounting for stock-based compensation, compensation cost would be accrued at the estimated fair value of all stock option grants over the service period, regardless of later changes in stock prices and price volatility. The fair value at date of grant for options granted in 1997 has been estimated based on a modified Black-Scholes pricing model with the following assumptions: no dividend yield; expected volatility of approximately 73%, based on historical results; risk-free interest rate of 5.1%; and average expected lives of approximately ten years. The fair value at date of grant for options granted in 1996 and 1995 has been estimated using the minimum value method with the following assumptions: no dividend yield; risk-free interest rates of 6.0% and 6.5%, respectively and the actual remaining life of the option.

    The following table sets forth the net income (loss), income (loss) available for common stockholders and earnings (loss) per share amounts for the periods presented as if the Company had elected the fair value method of accounting for stock options.

                                                                   THREE MONTHS
                                                     YEAR ENDED        ENDED       YEAR ENDED   YEAR ENDED
                                                       DEC. 31        DEC. 31        SEP. 30      SEP. 30
                                                        1997           1996           1996         1995
                                                     -----------  ---------------  -----------  -----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
NET INCOME (LOSS)
  As reported......................................   $  (9,693)     $    (905)     $   1,083    $     337
  Pro forma........................................   $  (9,825)     $    (934)     $   1,083    $    (398)
NET INCOME (LOSS) AVAILABLE FOR COMMON STOCKHOLDERS
  As reported......................................   $  (9,753)     $    (924)     $   1,003    $     327
  Pro forma........................................   $  (9,885)     $    (953)     $   1,003    $    (408)
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
  As reported......................................   $    (.96)     $    (.15)     $     .17    $     .07
  Pro forma........................................   $    (.98)     $    (.16)     $     .17    $    (.08)

    Additional incremental compensation expense includes the excess of fair values of options granted during the year over any compensation amounts recorded for options whose exercise prices were less than the market value at date of grant, and for any expense recorded for non-employee grants. Additional incremental compensation expense also includes the excess of the fair value at modification date of options repriced or extended over the value of the old options immediately before modification. All such incremental compensation is amortized over the related vesting period, or expensed immediately if fully vested. The above calculations include the effects of all grants in the periods presented. Because options often vest over several years and additional awards are made each year, the results shown above may not be representative of the effects on net income (loss) in future years.

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

           DECEMBER 31, 1997 AND 1996 AND SEPTEMBER 30, 1996 AND 1995

(10) STOCKHOLDERS' EQUITY (CONTINUED)
    The Board of Directors has also authorized the issuance of common stock purchase warrants to certain officers, directors, stockholders, key employees and other parties as follows:

                                                                                 WARRANT PRICE
                                                              NUMBER OF   ----------------------------
                                                                SHARES      PER SHARE        TOTAL
                                                              ----------  --------------  ------------
Balance outstanding, September 30, 1995.....................     908,000  $ 1.21 to 3.79  $  2,435,000
Warrants issued.............................................     363,000            3.44     1,248,000
Warrants canceled...........................................     (73,000)   3.44 to 3.79      (252,000)
                                                              ----------                  ------------
Balance outstanding, September 30, 1996 and December 31,
  1996......................................................   1,198,000    1.21 to 3.79     3,431,000
Warrant--MicroTel merger....................................     122,000            2.50       305,000
Warrants issued.............................................   1,170,000    2.13 to 3.45     3,410,000
                                                              ----------                  ------------
Balance outstanding, December 31, 1997......................   2,490,000  $ 1.21 to 3.79  $  7,146,000
                                                              ----------                  ------------
                                                              ----------                  ------------

    The Company has an Employee Stock Purchase Plan allowing eligible employees to purchase shares of the Company's common stock at 85% of market value. During 1997, 6,000 shares had been issued pursuant to the plan with 39,000 shares reserved for future issuance.

    At December 31, 1997, the total number of shares reserved for issuance upon exercise of stock options and warrants or direct grants was 4,919,000 shares.

DEBT TO EQUITY CONVERSION

    In March 1997, the Company converted $44,000 in various promissory notes to 55,000 shares of common stock. In September 1996, the Company converted $123,000 in various promissory notes to 179,000 shares of common stock. In September 1995, the Company converted $208,000 in various promissory notes to a current stockholder to 289,000 shares of common stock.

SETTLEMENT OF DISPUTE

    During 1997, the Company entered into an amendment to an agreement with a former officer in settlement of a claim made by such officer for certain amounts purportedly owed to him by the Company. In connection with the amended agreement, the Company issued the former officer 80,000 shares of its common stock valued at $190,000, the fair market value of the common stock on the date of issuance.

(11) NON-RECURRING CHARGES--IMPAIRMENT OF GOODWILL

    The Company assesses the recoverability of its goodwill whenever adverse events or change in circumstances or business climate indicates that expected future cash flows (undiscounted and without interest charges) for individual business units may not be sufficient to support recorded goodwill. During the third quarter ended September 30, 1997 the Company, due to declines in profit margins and continuing operating losses, wrote-off the carrying value of goodwill originating with the acquisition in 1986 of the Digitran division of Becton Dickenson and the acquisition of HyComp, Inc. in 1993. The Company also wrote-down the carrying value of goodwill originating from the reverse acquisition with XIT (see Note 2) to its net realizable value. These write-downs totaled $5,693,000 and were charged to operations.

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

           DECEMBER 31, 1997 AND 1996 AND SEPTEMBER 30, 1996 AND 1995

(12) INCOME TAXES

    The Company files a consolidated U.S. federal income tax return. This return includes all domestic companies 80% or more owned by the Company and the proportionate share of its interest in partnership investments. State tax returns are filed on a consolidated, combined or separate basis depending on the applicable laws relating to the Company and its domestic subsidiaries.

    Income (loss) before income taxes was taxed under the following jurisdictions:

                                                            THREE MONTHS
                                              YEAR ENDED        ENDED       YEAR ENDED     YEAR ENDED
                                             DECEMBER 31,   DECEMBER 31,   SEPTEMBER 30,  SEPTEMBER 30,
                                                 1997           1996           1996           1995
                                             -------------  -------------  -------------  -------------
Domestic...................................  $  (9,721,000)  $  (882,000)   $   870,000    $   398,000
Foreign....................................        125,000         7,000        235,000        (52,000)
                                             -------------  -------------  -------------  -------------
Total......................................  $  (9,596,000)  $  (875,000)   $ 1,105,000    $   346,000
                                             -------------  -------------  -------------  -------------
                                             -------------  -------------  -------------  -------------

    Income tax expense consists of the following:

                                                            THREE MONTHS
                                               YEAR ENDED       ENDED       YEAR ENDED     YEAR ENDED
                                              DECEMBER 31,  DECEMBER 31,   SEPTEMBER 30,  SEPTEMBER 30,
                                                  1997          1996           1996           1995
                                              ------------  -------------  -------------  -------------
CURRENT:
  Federal...................................   $   --         $  --          $   6,000      $  --
  State.....................................       17,000        16,000         11,000          5,000
  Foreign...................................       80,000        14,000          5,000          4,000
                                              ------------  -------------  -------------       ------
                                               $   97,000     $  30,000      $  22,000      $   9,000
                                              ------------  -------------  -------------       ------
                                              ------------  -------------  -------------       ------

    Income tax expense (benefit) differs from the amount obtained by applying the statutory federal income tax rate of 34% to income (loss) before income taxes as follows:

                                                            THREE MONTHS
                                              YEAR ENDED        ENDED       YEAR ENDED     YEAR ENDED
                                             DECEMBER 31,   DECEMBER 31,   SEPTEMBER 30,  SEPTEMBER 30,
                                                 1997           1996           1996           1995
                                             -------------  -------------  -------------  -------------
Tax at U. S. federal statutory rate........  $  (3,263,000)  $  (297,000)   $   296,000    $   135,000
State taxes, net of federal income tax
  benefit..................................         17,000        16,000          7,000          5,000
Foreign income taxes.......................         80,000        14,000          5,000          4,000
Net operating losses utilized..............       --             --             (62,000)      (191,000)
Write-down of goodwill.....................      1,936,000       --             --             --
Losses with no current benefit.............      1,096,000       283,000       (307,000)       --
Permanent differences......................        157,000        15,000         54,000         53,000
Other......................................         74,000        (1,000)        29,000          3,000
                                             -------------  -------------  -------------  -------------
                                             $      97,000   $    30,000    $    22,000    $     9,000
                                             -------------  -------------  -------------  -------------
                                             -------------  -------------  -------------  -------------

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

           DECEMBER 31, 1997 AND 1996 AND SEPTEMBER 30, 1996 AND 1995

(12) INCOME TAXES (CONTINUED)
    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                           DECEMBER 31,   DECEMBER 31,   SEPTEMBER 30,
                                                               1997           1996            1996
                                                          --------------  -------------  --------------
Deferred tax assets:
  Allowance for doubtful accounts.......................  $       61,000  $      22,000  $       20,000
  Inventory reserves and uniform capitalization.........         449,000        225,000         238,000
  Accrued vacation......................................         174,000        146,000         137,000
  Warranty reserve......................................          45,000          3,000           3,000
  Other accrued liabilities.............................         103,000         76,000           8,000
  Deferred compensation.................................         588,000       --              --
  Research credit carryforwards.........................         256,000       --              --
  Alternative Minimum Tax credit carryforwards..........         134,000       --              --
  Net operating loss carryforwards......................      10,786,000      3,148,000       2,789,000
                                                          --------------  -------------  --------------
  Total deferred tax assets.............................      12,596,000      3,620,000       3,195,000
  Valuation allowance for deferred tax assets...........     (12,263,000)    (3,596,000)     (2,986,000)
                                                          --------------  -------------  --------------
  Net deferred tax assets...............................         333,000         24,000         209,000
Deferred tax liabilities--depreciation..................        (333,000)       (24,000)       (209,000)
                                                          --------------  -------------  --------------
    Net deferred taxes..................................  $     --        $    --        $     --
                                                          --------------  -------------  --------------
                                                          --------------  -------------  --------------

    As of December 31, 1997, the Company has a federal net operating loss carryforward of approximately $30,700,000 which expires at various dates between 2001 and 2012 and a state net operating loss carryforward of approximately $5,900,000 which expires at various dates between 1998 and 2002.

    As a result of the merger with XIT (Note 2), the Company experienced a more than 50% ownership change for federal income tax purposes. As a result, an annual limitation will be placed upon the Company's ability to realize the benefit of its net operating loss and credit carryforwards. The amount of this annual limitation, as well as the impact of the application of other possible limitations under the consolidated return regulations, has not been definitively determined at this time. Management believes sufficient uncertainty exists regarding the realizability of the deferred tax asset items and that a valuation allowance, equal to the net deferred tax asset amount, is required.

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

           DECEMBER 31, 1997 AND 1996 AND SEPTEMBER 30, 1996 AND 1995

(13) EARNINGS (LOSS) PER SHARE

    The following table illustrates the computation of basic and diluted earnings (loss) per share:

                                                                      THREE MONTHS
                                                        YEAR ENDED        ENDED       YEAR ENDED     YEAR ENDED
                                                       DECEMBER 31,   DECEMBER 31,   SEPTEMBER 30,  SEPTEMBER 30,
                                                           1997           1996           1996           1995
                                                       -------------  -------------  -------------  -------------
NUMERATOR:
  Net income (loss)..................................  $  (9,693,000)  $  (905,000)   $ 1,083,000    $   337,000
  Less: accretion of the excess of the redemption
    value over the carrying value of redeemable
    preferred stock..................................         60,000        19,000         80,000         10,000
                                                       -------------  -------------  -------------  -------------
Income available forcommon stockholders..............  $  (9,753,000)  $  (924,000)   $ 1,003,000    $   327,000
                                                       -------------  -------------  -------------  -------------
                                                       -------------  -------------  -------------  -------------
DENOMINATOR:
Weighted average number of common shares outstanding
  during the period..................................     10,137,000     6,064,000      5,841,000      4,995,000
                                                       -------------  -------------  -------------  -------------
Basic and diluted earnings (loss) per share..........  $        (.96)  $      (.15)   $       .17    $       .07
                                                       -------------  -------------  -------------  -------------
                                                       -------------  -------------  -------------  -------------

    The computation of diluted earnings (loss) per share excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants because their effect was antidilutive due to losses incurred by the Company or such instruments had exercise prices greater than the average market price of the common shares during periods presented. See summary of outstanding stock options and warrants in Note 10.

(14) COMMITMENTS AND CONTINGENCIES

LEASES

    The Company conducts most of its operations from leased facilities under operating leases which expire at various dates through 2002. The leases generally require the Company to pay all maintenance, insurance and property tax costs and contain provisions for rent increases. Total rent expense for the year ended December 31, 1997, the three months ended December 31, 1996 and the years ended September 30, 1996 and 1995 was $2,477,000, $595,000, $1,135,000 and
$643,000, respectively.

    The future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year are as follows:

YEAR ENDING DECEMBER 31,                                                             AMOUNT
--------------------------------------------------------------------------------  ------------
1998............................................................................  $  1,357,000
1999............................................................................       865,000
2000............................................................................       641,000
2001............................................................................       328,000
2002............................................................................       124,000
                                                                                  ------------
                                                                                  $  3,315,000
                                                                                  ------------
                                                                                  ------------

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

           DECEMBER 31, 1997 AND 1996 AND SEPTEMBER 30, 1996 AND 1995

(14) COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Included in the above amounts is annual rent of $454,000 payable under a lease to a real estate partnership which is 50% owned by the Company (Note 6). The lease expires in August 2000.

LITIGATION

    The Company and its subsidiaries are, from time to time, involved in legal proceedings, claims and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist. Therefore, it is possible the outcome of such legal proceedings, claims and litigation could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period. However, based on facts currently available, management believes such matters will not have a material adverse affect on the Company's consolidated financial position, results of operations or cash flows.

JACOBSON V. CXR

    In September 1994, Raymond Jacobson, a former officer and director of the Company and a participant in the Company's deferred compensation plan, brought an action against the Company in the California Superior Court, Santa Clara County, alleging that the Company breached its contract to pay Mr. Jacobson $3,495 bi-weekly for life under his deferred compensation agreement dated May 11, 1993 (the "1993 Agreement"), by discontinuing payment in August 1994. The 1993 Agreement superseded a previous deferred compensation agreement dated April 1, 1977 (the "1977 Agreement") which had provided for twice the level of payments. Mr. Jacobson was claiming damages of approximately $1,200,000, which he purported to be the present value of all payments to be made under the 1993 Agreement. In June 1995, the Company paid Mr. Jacobson all amounts past due under the contract plus interest and reinstated the bi-weekly payments, which have continued to date.

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

    Notwithstanding the above, the Company management and Mr. Jacobson conducted settlement discussions since June 1996, and the Company believes that an enforceable settlement was reached on January 22, 1997. Mr. Jacobson apparently disclaims this agreement based on the actions noted above. On February 28, 1997, the Company filed a motion for leave to file a cross-claim asserting that the January 22, 1997 agreement supersedes all previous agreements with Mr. Jacobson.

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

           DECEMBER 31, 1997 AND 1996 AND SEPTEMBER 30, 1996 AND 1995

(14) COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

    The Company's motion for leave to cross-claim and Mr. Jacobson's motion for leave to amend his complaint were granted and on August 25, 1997, Mr. Jacobson filed an amended complaint. On September 24, 1997, the Company filed a demurrer to Mr. Jacobson's second amended complaint which was denied on November 18, 1997.

    A court supervised settlement conference with Mr. Jacobson was held on February 5, 1998 and a settlement was reached. The value of the settlement was not materially different than the amount previously recorded by the Company for the deferred compensation arrangement, which approximates $1,000,000 at December 31, 1997 and which also approximates the value of the tentative settlement reached on March 26, 1997.

SCHEINFELD V. MICROTEL INTERNATIONAL, INC.

    In October 1996, David Scheinfeld brought an action in the Supreme Court of the State of New York, County of New York, to recover monetary damages in the amount of $300,000 allegedly sustained by the failure of the Company, its stock transfer agent and its counsel to timely deliver and register 30,000 shares of Common Stock for which payment had been made. The Company was informed by Mr. Scheinfeld that in order to settle his claims, the Company would have to issue him unrestricted shares of common stock. Since the Company cannot issue unrestricted shares (absent registration), the Company answered Mr. Scheinfeld's motion and sought to compel him to serve a complaint upon the defendants. On June 30, 1997, the complaint was served, and the Company has subsequently answered, denying the material allegations of the complaint. In August 1997, the Company served discovery requests on Mr. Scheinfeld, who was initially obligated to respond by September 12, 1997. On March 2, 1998, Mr. Scheinfeld responded to such discovery requests which response is currently under review by counsel to the Company.

DANIEL DROR V. MICROTEL INTERNATIONAL, INC.

    In November 1996, the Company entered into an agreement (the "Agreement") with the former Chairman of the Company, which involved certain mutual obligations. In December 1997, the former Chairman defaulted on the repayment of the first installment of a debt obligation which was an obligation set forth in the Agreement. Also in December 1997, the former Chairman of the Company, filed suit in the District Court for Galveston County, Texas alleging the Company has breached an alleged oral modification of the Agreement. In January 1998, the Company answered the complaint denying the allegation and the matter is currently being litigated in Texas. The Company believes that the former Chairman's claim is without merit and intends to vigorously defend itself. The Company is also in the process of bringing an action in California against the former Chairman for breach of the Agreement.

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

           DECEMBER 31, 1997 AND 1996 AND SEPTEMBER 30, 1996 AND 1995

(14) COMMITMENTS AND CONTINGENCIES (CONTINUED)
OTHER LITIGATION

    In December 1997, a stockholder of the Company brought an action in Texas against the Company's current Chairman and an unrelated party, alleging certain misrepresentations during the merger discussions between XIT and the Company (see Note 2). The Company has moved to dismiss this suit on jurisdictional grounds and will vigorously defend the current Chairman on the merits should the matter not be dismissed.

EMPLOYEE BENEFIT PLANS

    The Company sponsors several defined contribution plans ("401(k) Plans") covering the majority of its U.S. domestic employees. Participants may make voluntary pretax contributions to such plans up to the limit as permitted by law. Annual contributions to any plan by the Company is discretionary. No contributions by the Company have been made to any of the 401(k) Plans to date.

(15) EXPORT SALES, GEOGRAPHIC SEGMENT, AND MAJOR CUSTOMERS INFORMATION

    A summary of the Company's net sales, operating income (loss) and identifiable assets by geographical area follows:

                                                                     THREE MONTHS
                                                       YEAR ENDED        ENDED       YEAR ENDED     YEAR ENDED
                                                      DECEMBER 31,   DECEMBER 31,   SEPTEMBER 30,  SEPTEMBER 30,
                                                          1997           1996           1996           1995
                                                      -------------  -------------  -------------  -------------
Net sales:
  North America.....................................  $  28,098,000  $   6,012,000  $  27,854,000  $  16,118,000
  Asia..............................................        857,000        333,000      1,211,000      1,859,000
  Europe............................................     14,143,000      1,541,000      2,184,000      1,625,000
                                                      -------------  -------------  -------------  -------------
                                                      $  43,098,000  $   7,886,000  $  31,249,000  $  19,602,000
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
Operating income (loss) (1):
  North America.....................................  $  (9,196,000) $    (603,000) $   1,047,000  $    (105,000)
  Asia..............................................        (80,000)        16,000        (54,000)        48,000
  Europe............................................        604,000        (92,000)       511,000        129,000
                                                      -------------  -------------  -------------  -------------
                                                      $  (8,672,000) $    (679,000) $   1,504,000  $      72,000
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
Identifiable assets:
  North America.....................................  $  22,002,000  $  15,219,000  $  14,848,000  $  14,036,000
  Asia..............................................        678,000      1,110,000        937,000      1,062,000
  Europe............................................      2,760,000      4,235,000      3,828,000        857,000
                                                      -------------  -------------  -------------  -------------
                                                      $  25,440,000  $  20,564,000  $  19,613,000  $  15,955,000
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------

------------------------

(1) Operating loss for North America for the year ended December 31, 1997 includes a write-down of goodwill of $5,693,000 (see Note 11).

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

           DECEMBER 31, 1997 AND 1996 AND SEPTEMBER 30, 1996 AND 1995

(15) EXPORT SALES, GEOGRAPHIC SEGMENT, AND MAJOR CUSTOMERS INFORMATION
(CONTINUED)
    In determining operating income (loss) for each geographic area, sales and purchases between geographic areas have been accounted for on the basis of prices set between the geographic areas, generally at cost plus 5%. Identifiable assets by geographic area are those assets that are used in the Company's operations in each location.

    Export sales included in the North America amounts shown in the summary table by geographic area above were not significant.

    The Company had sales to one customer which accounted for approximately 14%, 34%, 41% and 13% of net sales for year ended December 31, 1997, the three months ended December 31, 1996 and the years ended September 30, 1996 and 1995, respectively. The accounts receivable balance from this customer was approximately 4%, 20% and 24% of total accounts receivable at December 31, 1997 and 1996 and September 30, 1996, respectively.

(16) GOING CONCERN

    The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. During the year ended December 31, 1997 and the three months ended December 31, 1996, the Company experienced significant operating losses and had negative cash flow from operations. Additionally, the Company is in default of the XIT Debt agreement (Note 7) as XIT is not in compliance with certain debt covenants contained therein. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Although management has been successful in obtaining working capital to fund operations to date, there can be no assurance that the Company will be able to generate additional capital in the future.

    While the Company was profitable for the fiscal year ended September 30, 1996 and had cash flow from operations of $789,000, during the following fifteen months ended December 31, 1997, the Company experienced significant operating losses and had negative cash flows from operations aggregating $2,232,000. During this same period, the Company's Xcel Arnold Circuits, Inc. subsidiary ("XACI") experienced significant operating losses and had negative cash flows from operations of $2,550,000 requiring the Company to invest capital to support the operating losses and working capital needs of XACI. Consequently, the Company sold XACI in 1998 (see Note 17).

    Also during 1997, the Company developed a corporate finance program designed to obtain an expanded and consolidated domestic credit facility to provide substantial additional working capital and replace the Company's existing fragmented and limited domestic debt structure. The finance program also involves the potential private placement of the Company's common stock and warrants to purchase the Company's common stock and the potential sale of one of the Company's profitable subsidiaries. Additionally, management is exploring the potential to leverage its existing European operation to provide additional working capital for operations and acquisitions. Finally, management has developed and is implementing plans to reduce certain existing cost structures, improve operating efficiencies and strengthen the Company's operating infrastructure.

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

           DECEMBER 31, 1997 AND 1996 AND SEPTEMBER 30, 1996 AND 1995

(17) SUBSEQUENT EVENT

    On January 9, 1998, the Company entered into a definitive agreement to sell certain of the assets of its Xcel Arnold Circuits, Inc. subsidiary ("XACI"), a manufacturer of multi-layer bare printed circuit boards. On April 9, 1998, the Company completed the sale and received $1,350,000 in cash and a note receivable aggregating $650,000, which is payable over the three years from the date of sale. The proceeds from this sale were used to partially repay amounts due under certain notes payable. The sale resulted in a gain of approximately $100,000. Summarized below are unaudited pro forma financial information of the Company as though the assets had been sold at the beginning of the year ended December 31, 1997.

Net sales..........................................................  $  34,068
                                                                     ---------
                                                                     ---------
Net loss...........................................................  $   7,327
                                                                     ---------
                                                                     ---------
Basic and diluted loss per share...................................  $     .72
                                                                     ---------
                                                                     ---------
Total assets.......................................................  $  21,021
                                                                     ---------
                                                                     ---------

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
      YEAR END DECEMBER 31, 1997, THREE MONTHS ENDED DECEMBER 31, 1996 AND
                    YEARS ENDED SEPTEMBER 30, 1996, AND 1995

                                                                          ADDITIONS
                                                             BALANCE AT   CHARGED TO   DEDUCTIONS    BALANCE AT
                                                             BEGINNING    COSTS AND    WRITE OFFS      END OF
DESCRIPTION                                                  OF PERIOD     EXPENSES    OF ACCOUNTS     PERIOD
-----------------------------------------------------------  ----------  ------------  -----------  ------------
Allowance for doubtful accounts:
  Year ended December 31, 1997.............................  $   63,000      251,000       (73,000) $    241,000
  Three months ended December 31, 1996.....................      47,000       16,000       --             63,000
  Year ended September 30, 1996............................      57,000       17,000       (27,000)       47,000
  Year ended September 30, 1995............................     123,000       41,000      (107,000)       57,000
                                                             ----------  ------------  -----------  ------------
                                                             ----------  ------------  -----------  ------------
Allowance for inventory obsolescence:
  Year ended December 31, 1997.............................  $  685,000    3,134,000    (1,963,000) $  1,856,000
  Three months ended December 31, 1996.....................     322,000      416,000       (53,000)      685,000
  Year ended September 30, 1996............................     419,000      211,000      (308,000)      322,000
  Year ended September 30, 1995............................     677,000      265,000      (523,000)      419,000
                                                             ----------  ------------  -----------  ------------
                                                             ----------  ------------  -----------  ------------