Form 10-Q
period 1998-03-31
MICROTEL INTERNATIONAL INC
filed 1998-05-15
CIK 854852

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q


(X) Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarter ended MARCH 31, 1998 or

(   )   Transition report pursuant to Section l3 or l5(d) of the Securities
Exchange Act of l934

For the transition period N/A

Commission file Number 1-10346

     MICROTEL INTERNATIONAL, INC.
-----------------------------------------------------
(Exact name of registrant as specified in its charter)

          DELAWARE                               77-0226211
------------------------------                 ---------------
State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)


4290 E. Brickell  Street, Ontario California 91761
--------------------------------------------------
(Address of principal executive offices) (Zip Code)

Registrant's telephone number                   (909) 456-4321

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class                  Name of each exchange
------------------------------                 on which registered
                                              ---------------------
Common Stock $.0033 par value                         None
-------------------------------------------------------------------


Securities registered pursuant to Section 12 (g) of the Act:

                                      None
-------------------------------------------------------------------
                                    Title of Class
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X         No
                                               -------         -------

As of May 14, 1998, there were 11,927,793 shares of common stock outstanding.

                             MICROTEL INTERNATIONAL, INC.

                                  INDEX TO FORM 10-Q


                                                                           PAGE
                                                                           ----

PART I -  FINANCIAL INFORMATION

     Item l. Financial Statements

     Consolidated Condensed Balance Sheets
     March 31, 1998 and December 31, 1997                                      3

     Consolidated Condensed Statements of Operations
     Three Months Ended March 31, 1998 and l997                                4

     Consolidated Condensed Statements of Cash Flows
     Three Months Ended March 31, 1998 and l997                                5

     Notes to Consolidated Condensed Financial Statements                   6-10

     Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                             11-16

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Part II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                               17

     Item 2.  Changes in Securities                                           17

     Item 3.  Defaults upon Senior Securities                                 17

     Item 4.  Submission of Matters to a Vote of Security Holders             17

     Item 5.  Other Information                                               17

     Item 6.  Exhibits and Reports on Form 8-K                                17

Signatures                                                                    18

                          MICROTEL INTERNATIONAL, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (UNAUDITED)


                                               MARCH 31,      DEC. 31,
                                                 1998           1997
                                              ----------     ----------
                                                    (in thousands)
ASSETS
  Cash and cash equivalents                   $      516     $    1,921
  Accounts receivable                              6,241          6,749
  Receivable from sale of subsidiary               1,350              -
  Inventories                                      6,042          7,087
  Other current assets                               454            869
                                              ----------     ----------
  Total current assets                            14,603         16,626

  Property, plant and equipment-net                2,092          4,968
  Goodwill-net                                     1,858          1,906
  Other assets                                     2,460          1,940
                                              ----------     ----------
                                              $   21,013     $   25,440
                                              ----------     ----------
                                              ----------     ----------

LIABILITIES, REDEEMABLE PREFERRED STOCK
  AND STOCKHOLDERS' EQUITY
  Notes payable                               $    3,982     $    3,630
  Current portion of long-term debt                1,087          1,216
  Accounts payable                                 4,478          6,621
  Accrued expenses                                 3,298          3,837
                                              ----------     ----------
  Total current liabilities                       12,845         15,304

Long-term debt, less current portion               2,167          2,530
Other liabilities                                    792            789
Minority interest                                     94             88
                                              ----------     ----------
  Total liabilities                               15,898         18,711

Redeemable preferred stock                             -            714

Stockholders' equity:
  Common stock                                        39             39
  Additional paid-in capital                      19,961         19,960
  Accumulated deficit                            (14,838)       (13,877)
  Foreign currency translation adjustment            (47)          (107)
                                              ----------     ----------
  Total stockholders' equity                       5,115          6,015
                                              ----------     ----------
                                              $   21,013     $   25,440
                                              ----------     ----------
                                              ----------     ----------

See accompanying notes to consolidated condensed financial statements.

                             MicroTel International, Inc.
                   Consolidated Condensed Statements of Cash Flows
                                     (Unaudited)

                                                                                Three months ended
                                                                                     March 31,
                                                                            1998                   1997
                                                                         ---------              ---------
                                                                        (in thousands, except per share amounts)

Net sales                                                                 $9,742                        $7,707
Cost of sales                                                              7,506                         6,234
                                                                          ------                        ------
Gross profit                                                               2,236                         1,473

Operating expenses:
  Selling, general and administrative                                      3,119                         1,775
  Engineering and product development                                        571                            98
                                                                          ------                        ------
Loss from operations                                                      (1,454)                         (400)

Other income (expense)
  Interest expense                                                          (167)                         (198)
  Gain on sale of subsidiary                                                 670                           -
  Other                                                                       18                            (1)
                                                                          ------                        ------
Loss before income taxes                                                    (933)                         (599)

Income taxes                                                                  15                             4
                                                                          ------                        ------
Net loss                                                                   $(948)                        $(603)
                                                                          ------                        ------
                                                                          ------                        ------
Basic and diluted loss per share                                          $(0.08)                       $(0.10)
                                                                          ------                        ------
                                                                          ------                        ------

Weighted average number of shares used in calculating
  basic and diluted loss per share                                        11,927                         6,244
                                                                          ------                        ------
                                                                          ------                        ------

        See accompanying notes to consolidated condensed financial statements.

                               MICROTEL INTERNATIONAL, INC.
                      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                               1998                          1997
                                                                            ----------                    ----------
                                                                                          (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                   $  (948)                      $  (603)
  Adjustments to reconcile net loss to cash (used in) operating activities:
     Depreciation and amortization                                              206                           162
     Amortization of intangibles                                                 48                            48
     Gain on sale of subsidiary                                                (670)                            -
     Minority interest and other noncash items                                    8                             2
     Changes in operating assets and liabilities:
       Accounts receivable                                                       93                          (157)
       Inventories                                                              279                           440
       Other assets                                                             190                           (43)
       Accounts payable and accrued expenses                                   (537)                           93
                                                                            ----------                    ----------
Cash used in operating activities                                            (1,331)                          (58)
                                                                            ----------                    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net purchases of property, plant and equipment                               (132)                           13
  Cash acquired in reverse acquisition                                          -                             264
                                                                            ----------                    ----------
Cash provided by (used in) investing activities                                (132)                          277
                                                                            ----------                    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) of notes payable                                  303                           290
  Net borrowings (repayments) of long-term debt                                (305)                         (281)
                                                                            ----------                    ----------
Cash provided by (used in) financing activities                                  (2)                            9
                                                                            ----------                    ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                          60                          (116)
                                                                            ----------                    ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (1,405)                          112

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              1,921                           886
                                                                            ----------                    ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $  516                          $998
                                                                            ----------                    ----------
                                                                            ----------                    ----------

See accompanying notes to consolidated condensed financial statements.

                             MICROTEL INTERNATIONAL, INC.

                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

WHEN USED IN THESE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, THE WORDS "MAY," "WILL," "EXPECT," "ANTICIPATE," "CONTINUE," "ESTIMATE," "PROJECT," "INTEND," "SHOULD," "BELIEVE" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 REGARDING EVENTS, CONDITIONS AND FINANCIAL TRENDS THAT MAY AFFECT THE COMPANY'S FUTURE PLANS OF OPERATIONS, BUSINESS STRATEGY, OPERATING COSTS AND FINANCIAL POSITION. SPECIFICALLY, FORWARD-LOOKING STATEMENTS ARE INCLUDED IN NOTES 6 AND 8 HEREOF. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO RISKS AND UNCERTAINTIES AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY THAN THOSE INCLUDED WITHIN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  ORGANIZATION AND BUSINESS

     MicroTel International, Inc. (the "Company") is a holding company for its three wholly-owned subsidiaries- CXR Telcom Corporation, CXR S.A. and, effective March 26, 1997, XIT Corporation ("XIT"). CXR Telcom Corporation and CXR S.A. design, manufacture and market electronic telecommunication test instruments and data communications equipment. XIT designs, manufactures, and markets information technology products, including displays and input components, subsystem assemblies, hybrid microelectronic and other circuits. The Company conducts its operations out of various facilities in the U.S., France, England, and Japan and organizes itself in three product line sectors- Circuits, Components and Subsystem Assemblies, and Instrumentation and Test Equipment.

  BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and therefore do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The unaudited consolidated condensed financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of March 31, 1998 and December 31, 1997 and the results of operations and cash flows for the related interim periods ended March 31, 1998 and 1997. However, these results are not necessarily indicative of results for any other interim period or for the year. It is suggested that the accompanying consolidated condensed financial statements be read in conjunction with the Company's Consolidated Financial Statements included in its 1997 Annual Report on Form 10-K.

(2)  LOSS PER SHARE

     The following table illustrates the computation of basic and diluted earnings (loss) per share:

                                                                THREE MONTHS ENDED         THREE MONTHS ENDED
                                                                   MARCH 31, 1998             MARCH 31, 1997
                                                                ------------------         ------------------
   NUMERATOR:
   Net loss                                                          $ (948,000)                $ (603,000)

   Less: accretion of the excess of the redemption value over
   the carrying value of redeemable preferred stock                      13,000                     17,000
                                                                     ----------                 ----------
   Loss attributable to common stockholders                            (961,000)                  (620,000)

   DENOMINATOR:
   Weighted average number of common shares outstanding
   during the period                                                 11,927,000                  6,244,000
                                                                     ----------                 ----------
   Basic and diluted loss per share                                  $     (.08)                $     (.10)
                                                                     ----------                 ----------
                                                                     ----------                 ----------

          The computation of diluted loss per share excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants because their effect was antidilutive due to losses incurred by the Company or such instruments had exercise prices greater than the average market price of the common shares during the periods presented.

(3)  COMPREHENSIVE INCOME

          In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). Comprehensive income (loss) is comprised of net income
     (loss) and all changes to stockholders' equity except those due to investment by owners (changes in paid-in capital) and distributions to owners (dividends). For interim reporting purposes, SFAS 130 requires disclosure of total comprehensive income (loss). Comprehensive loss, consisting of net loss, foreign currency translation effects and accretion of preferred stock, was $961,000 and $616,000 for the three months ended March 31, 1998 and 1997, respectively.

(4)  INVENTORIES
          Inventories consist of the following:

                                            March 31, 1998     December 31, 1997
                                            --------------     -----------------
     Raw materials                            $2,215,000          $3,044,000
     Work-in-process                           2,192,000           2,333,000
     Finished goods                            1,635,000           1,710,000
                                              ----------          ----------
                                              $6,042,000          $7,087,000
                                              ----------          ----------
                                              ----------          ----------

(5)  BANKING ARRANGEMENTS

          The Company's XIT subsidiary has a line of credit with a bank (the "XIT Debt") which provides for maximum borrowings of $3,500,000. The line of credit was renewed on July 22, 1997 and expires on June 25, 1998. The credit line is collateralized by substantially all assets of XIT and its domestic subsidiaries, bears interest at the bank's prime rate (8.5% at March 31, 1998) plus 1% and is payable on demand.

          The XIT Debt agreement requires maintenance of certain financial ratios and contains other restrictive covenants. XIT was not in compliance with certain debt covenants at December 31, 1997 and at March 31, 1998. Although the bank did not waive compliance with such debt covenants, it entered into a forbearance agreement with the Company in which it agreed to forbear through May 31, 1998 from exercising its rights under the terms of the XIT Debt agreement provided certain events occur, principally the consummation of the sale of the Company's XCEL Arnold Circuits, Inc. subsidiary (see Note 7) and the Company obtaining a replacement credit facility. Outstanding borrowings under this line of credit were $2,947,000 and $2,377,000 at March 31, 1998 and December 31, 1997, respectively.

(6)  LITIGATION

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

     DANIEL DROR V. MICROTEL INTERNATIONAL, INC.

          In November 1996, the Company entered into an agreement (the "Agreement") with the former Chairman of the Company, which involved certain mutual obligations. In December 1997, the former Chairman defaulted on the repayment of the first installment of a debt obligation which was an obligation set forth in the Agreement. Also in December 1997, the former Chairman of the Company, filed suit in the District Court for Galveston County, Texas alleging the Company has breached an alleged oral modification of the Agreement. In January 1998, the Company answered the complaint denying the allegation and the matter is currently being litigated in Texas. The Company believes that the former Chairman's claim is without merit and intends to vigorously defend itself. More recently, the Company has brought an action in California against the former Chairman for breach of the Agreement and seeks recovery of all stock, warrants and debt due the Company.

     OTHER LITIGATION

          In December 1997, Elk International Corporation Limited, a stockholder of the Company, brought an action in Texas against the Company's current Chairman and an unrelated party, alleging certain misrepresentations during the merger discussions between XIT and the Company. The Company has moved to dismiss this suit on jurisdictional grounds and will vigorously defend the current Chairman on the merits should the matter not be dismissed.

(7)  DISPOSITION OF BUSINESS

          On January 9, 1998, the Company entered into a definitive agreement to sell certain of the assets and liabilities of its XCEL Arnold Circuits, Inc. subsidiary ("XACI"), a manufacturer of multi-layer bare printed circuit boards, effective as of March 31, 1998. The Company completed the sale and received $1,350,000 in cash and a note receivable aggregating $650,000, which is payable over the three years commencing May 1, 1998. The proceeds from this sale were received in April and were used to partially repay amounts due under certain notes payable and other current debt. The sale resulted in a gain of approximately $670,000 which is included in the results of operations for the three months ended March 31, 1998. Summarized below are unaudited pro forma financial results of operations of the Company as though the assets and liabilities had been sold at the beginning of 1998.

            Net sales                             $8,554,000
            Net loss                              $ (927,000)
            Basic and diluted loss per share      $     (.08)

(8)  NEW ACCOUNTING PRONOUNCEMENTS

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

                          MICROTEL INTERNATIONAL, INC.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS


WHEN USED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, THE WORDS "MAY," "WILL," "EXPECT," "ANTICIPATE," "CONTINUE," "ESTIMATE," "PROJECT," "INTEND", "SHOULD," "BELIEVE" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 REGARDING EVENTS, CONDITIONS AND FINANCIAL TRENDS THAT MAY AFFECT THE COMPANY'S FUTURE PLANS OF OPERATIONS, BUSINESS STRATEGY, OPERATING COSTS AND FINANCIAL POSITION. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO RISKS AND UNCERTAINTIES AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY THAN THOSE INCLUDED WITHIN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.

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

RESULTS OF OPERATIONS

Net sales for the first quarter of 1998 increased by approximately $2,035,000 or 26.4% from those in the same period of the prior year. This increase was comprised of increased sales of CXR of $3,690,000 resulting from the inclusion of CXR's operating results for the entire first quarter in 1998 versus five (5) days in the first quarter of 1997 subsequent to its acquisition on March 26, 1997 which were partially offset by lower net sales for the Company's Circuits Sector of approximately $666,000 and lower net sales for the Components Sector of $989,000. The decrease in the Circuits Sector resulted primarily from lower demand from the major customer of the group, Motorola, and limited working capital which constrained the ability of the group to accept certain "quick turn" orders. The net decrease in the Components Sector was due to delays in the receipt of orders from existing customers, which orders were received in the first quarter for delivery thereafter, as well as a general decline in demand for sector products due to the aging of related customer programs.

Gross profit, as a percentage of net sales, increased from 19.1% in the first quarter of 1997 to 23.0% in the first quarter of 1998. This increase was due primarily to the inclusion of CXR for the entire first quarter of 1998 (versus five days in the same period in 1997) as the average gross profit as a percentage of net sales for CXR generally exceeds that of the other sectors. This increase would have been greater but was minimized by the decrease in gross profit for the Circuits and Components Sectors whose gross profit as a percentage of net sales decreased in the first quarter of 1998 versus 1997 due to the decrease in net sales noted above and the consequential decline in absorption of fixed manufacturing costs.

Operating expenses (selling, general and administrative, and engineering and product development) increased $1,817,000 from $1,873,000 in the first quarter of

1997 to $3,690,000 in the first quarter of 1998. The primary component of this increase was a net increase of approximately $1,718,000 due to the inclusion of such expenses for CXR for the entire first quarter of 1998 versus five days in the same period in 1997. Selling expenses as a percentage of sales rose from 7.9% in the first quarter of 1997 to 15.2% in 1998 for the same reason as well as the fact that such expenses as a percentage of net sales for CXR have a higher average than the other sectors. Selling expenses in the Circuits Sector as a percentage of sales increased from 9.5% in the first quarter of 1997 to 11.5% in the first quarter of 1998 as the result of a change in sales mix toward those products with higher commissions. The increase was due to a higher mix of house account to manufacturer's representative sales in 1997 and the effects on the percentage in 1998 of spreading fixed departmental costs over the lower sales volume. Selling expenses in the Components Sector as a percentage of sales increased from 5.3% in the first quarter of 1997 to 8.0% in the same period in 1998 also as a result of the effect on the percentage in 1998 of spreading relatively fixed departmental costs over the lower sales volume. General and administrative expenses increased by $361,000 or 20.3% in the first quarter of 1998 over the same period in 1997 as a result of the inclusion of such expenses for CXR for the entire first quarter of 1998 versus five days in the same period in 1997. In the Circuits Sector, general and administrative expenses declined slightly but increased as a percentage of net sales as a direct result of the decrease in net sales for the sector. In the Components Sector, general and administrative expenses decreased by approximately $267,000 and also decreased as a percentage of net sales from 15.1% in the first quarter of 1997 to 10.4% for the same period in 1998 as the sector's operating companies in the United Kingdom and Japan decreased headcount and facility costs. This decline in general and administrative expenses was more than outweighed by higher corporate administrative costs which increases relate principally to incremental accounting and legal fees associated with public reporting requirements and the change in 1997 of the Company's fiscal year end.

Engineering and product development expenses increased by $473,000 from the first quarter of 1997 to the same period in 1998 again due principally to the inclusion of such expenses for CXR for the entire first quarter of 1998 versus five days in the same period in 1997 for which such expenses have been historically substantially higher than for the other two sectors.

The Company recorded a gain on the sale of its XCEL Arnold Circuits, Inc. subsidiary ("XACI") of approximately $670,000 which was sold as of March 31, 1998. Had XACI been sold as of January 1, 1998 and its results of operations not included with those of the Company for the first quarter of 1998, the net loss for the Company would have been approximately $927,000 (see Note 7 to the Consolidated Condensed Financial Statements included elsewhere in this report).

Interest expense decreased by $31,000 in the first quarter of 1998 versus the first quarter of 1997 reflecting lower average borrowings during the 1998 period. Other income (expense) is principally comprised of foreign currency exchange gains and losses incurred during the respective periods.

As a result of the merger with XIT, the Company experienced a more than 50% ownership change for federal income tax purposes. As a result, an annual limitation will be placed upon the Company's ability to realize the benefit of its net operating loss and credit carryforwards. The amount of this annual limitation, as well as the impact of the application of other possible limitations under the consolidated return regulations, has not been definitively determined at this time. Management believes sufficient uncertainty exists regarding the realizability of the deferred tax asset items and that a valuation allowance, equal to the net deferred tax asset amount, is required.

As noted above, the consolidated results of operations for the three months ended March 31, 1998 and 1997 include the results of operations of CXR since its acquisition on March 26, 1997. The table below sets forth the results of CXR for the three months ended March 31, 1998 and 1997 and the following discussion relates to such results of operations.


                                             CXR
                                        (in thousands)
                                      THREE MONTHS ENDED
                                          MARCH 31,
                                    1998             1997
                                 ---------       ----------
   Net sales                     $ 4,190         $  3,496
   Cost of sales                   2,542            2,454
                                 ---------       ----------
   Gross profit                    1,648            1,042
   Selling expense                   933              896
   General & administrative          391            1,424
   Engineering & product
     development                     504              552
   Interest expense                   16               16
   Other expense (income)             (6)              58
                                 ---------       ----------
   Net loss                      $  (190)        $ (1,904)
                                 ---------       ----------
                                 ---------       ----------



For the three months ended March 31, 1998, net sales increased $694,000 as a result of sales of a new product line of test instruments acquired in October 1997 for sale in the U. S. and an increase in the sale of test instruments at CXR's French subsidiary. Gross profit increased in both absolute dollars as a result of the increase in sales and also as a percentage of net sales as gross profit for the new domestic test instrument products average higher than those of preexisting product lines. Selling expenses increased slightly but fell from 25.6% of net sales in the first quarter of 1997 to 22.3% in the same period in 1998 as the result of spreading relatively fixed selling expenses over the higher sales volume, principally at CXR's domestic operation.

General and administrative expense decreased $1,033,000 from the first quarter of 1997 compared to the same period in 1998 as CXR incurred certain significant charges in 1997 including approximately $462,000 of compensation expense related to certain officers and directors whose corporate capacities terminated or changed upon the merger with XIT Corporation and $287,000 of asset write-downs and severance costs related to the reassessment of the impact on asset realizable values and certain reductions in personnel, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash of $1,331,000 was used in operations in the first three months of 1998 versus cash of $58,000 used in operations in the first three months of 1997. The increase in cash use was caused by the decline in results of operations, coupled with changes in working capital management during the respective periods. Significant cash used in operations was consumed by XACI to fund continued operating losses until its sale at the end of the quarter. The Company also paid down approximately $660,000 in accrued expenses and accounts payable in connection with a $2.2 million order received from AT&T in 1997, $1.4 million of which was shipped in the fourth quarter. Additionally, the Company experienced somewhat improved collections of accounts receivable and reduced inventories by

$279,000, primarily at XACI in response to reduced net sales.

Effective as of March 31, 1998, the Company sold XACI, its principal circuits subsidiary, and received $1,350,000 in cash and a note for $650,000 upon the closing of the sale in early April. The cash received was utilized to reduce certain long and short-term bank borrowings and other current debt.

The Company's XIT subsidiary has a line of credit with a bank (the "XIT Debt") which was renewed on July 22, 1997 and expires on June 25, 1998. The credit line is collateralized by substantially all assets of XIT and its domestic subsidiaries. The XIT Debt agreement requires maintenance of certain financial ratios and contains other restrictive covenants. XIT was not in compliance with certain debt covenants at December 31, 1997 and at March 31, 1998. Although the bank did not waive compliance with such debt covenants, it entered into a forbearance agreement with the Company in which it agreed to forbear through May 31, 1998 from exercising its rights under the terms of the XIT Debt agreement provided certain events occur, principally the consummation of the sale of the XACI (see Note 7 to the Consolidated Condensed Financial Statements included elsewhere in this report) and the Company obtaining a replacement credit facility. As noted above , XACI was sold and the Company has obtained a proposal from a commercial asset-based lender for the purpose of replacing the existing bank credit facility. Management anticipates that the requirements necessary to finalize such replacement credit facility will be substantially completed during May 1998. Additionally, management is actively seeking additional funds through a private placement of equity securities. There can be no assurance, however, that such financing will be available, or if available, that it will be on terms favorable to the Company.

There are two legal proceedings pending against the Company (see Note 6 to the Consolidated Condensed Financial Statements included elsewhere in this report). Management believes that the outcome of these pending proceedings will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

OUTLOOK

CIRCUITS SECTOR

As a result of substantial losses incurred by XACI in 1997 and despite the expectation of ultimately improved operating performance, the Company sold XACI effective as of March 31, 1998. The net loss for XACI represented approximately 68% of the total net loss for the Company, excluding the write-down of goodwill of $5.7 million, for the year ended December 31, 1997 and approximately 43% of the net loss for the Company, excluding the gain on its sale, for the first quarter of 1998. Although the sale closed in early April, the sale was effective as of March 31, 1998 and therefore the operating results of XACI will have no impact on the results of operations of the Company in the second quarter of 1998 or thereafter. The sale of XACI resulted in a gain of $670,000 which was recorded in the first quarter. Unfortunately the losses sustained by XACI diverted working capital from the Company's XCEL Etch-Tek division, which reported a net loss of $348,000 in the first quarter due to the lack of working capital, which severely constrained shipments and resulted in other operating inefficiencies. Acquired in 1996, Etch-Tek first became profitable in mid-1997 and remained so for the last six months of 1997 until constrained by the lack of working capital. Despite EtchTek's 1998 first quarter loss, the Company expects Etch-Tek to return to profitability during the third quarter if additional working capital becomes available as a result of management's efforts to obtain an expanded credit facility and to obtain additional funds through the sale of equity (see "Liquidity and Capital Resources" above). Also, following the sale of XACI and in order to reduce costs and increase management efficiency, the Company consolidated the sales, marketing and overall management functions of its XCEL Circuits Division operation in Monrovia, California with that of Etch-Tek.

Another component of the Circuits sector, HyComp, Inc., in 1997 established an industry-leading position in the production and assembly of "flip chip" devices utilizing single semiconductor chips, rather than requiring complete semiconductor wafers. Management believes that HyComp is presently the only company commercially producing flip chip assemblies from single chips. Flip chip technology is forecasted by Prismark Partners, a recognized market research firm in the microelectronics industry, to be the fastest growing interconnection technology of the next five years. HyComp's 6-year development of flip chip interconnection has been primarily funded by $810,000 in contracts from the Defense Advanced Research Projects Agency to set up a prototype production facility based on flipping single chips and was the only company so funded. This has brought HyComp into joint development programs with Hewlett Packard, Litton, Amecon, General Dynamics, Orbital Sciences, Raytheon, General Electric, Poly-Flex Circuits, Lawrence Berkeley Laboratories, and Rutherford Laboratories (UK), among others. While these development programs have totaled less than $50,000 in sales to date, the first significant production program, approaching $500,000 in sales per year is scheduled for the third quarter of 1998, with others of similar or larger size expected to follow.

COMPONENTS SECTOR

While the Components Sector incurred a small loss in the first quarter of 1998, both the order backlog and shipments increased significantly during the quarter and thereafter and the Company expects this situation to continue. Order backlog for the Component Sector's domestic operating unit increased 55% to $2,467,000 from January 1st through the end of April 1998. Unfortunately, shipments and production efficiencies during this same period have been negatively impacted by a lack of working capital. The Company expects this situation to be resolved if additional working capital becomes available as a result of management's efforts to obtain an expanded credit facility and additional funds through the sale of equity (see "Liquidity and Capital Resources" above).

TEST EQUIPMENT SECTOR

In the Test Equipment Sector, the negative impact of the reorganizations of the Sector's domestic customers has eased with the merger of Southwest Bell and PAC Bell, and Nynex and Mid-Atlantic Bell, as well as the final privatization approvals being settled for France Telecom. As a result, in France, the Company's CXR, S. A. operating subsidiary was profitable for both the full year 1997 and the first quarter of 1998 on increasing revenues. The Company expects this performance to continue to improve going forward in 1998.

The CXR Telcom subsidiary in Fremont, California was unprofitable for the full year 1997 and produced a loss of approximately $445,000 in the first quarter of 1998, reflecting a typically weak first quarter following a very strong fourth quarter in 1997, the quarter in which CXR's customers historically consume their remaining capital funds for test instruments for the calendar year.

Revenues for CXR Telcom for the first quarter of 1998 increased 96% over those of the first quarter of 1997 and orders received for the first quarter of 1998 increased by 56% to $1,432,000 from the corresponding period last year. The increase in the order rate resulted from completion of the reorganizations noted above and the introduction of several new products following the acquisition of Critical Communications, Inc. ("Critical") in October 1997. These new products are sophisticated, state-of-the-art, portable telephone test instruments used by both long-distance carriers and local telephone service providers as well as by corporate and government telecommunications end users. The Company has merged the manufacturing operations of Critical into those of CXR Telcom and is distributing its products through both existing CXR and Critical sales channels. These new products expand the existing CXR product offering to include additional software-driven, user-friendly and cost-competitive products which are broadening CXR's penetration of the Installation and Maintenance ("I&M") segments of the telecommunications marketplace - i.e., that segment in which corporate services installations and maintenance are provided by the various telephone companies. While CXR's existing I&M products are used extensively in the Central Office testing environment (which necessitates the use of a multi-function, all-in-one test instrument), Critical's products are primarily designed to service the test instrument needs at outside plant service installations, where lightweight, portable products requiring fewer functional testing features are required. It is particularly in this market segment, where CXR presently competes with only one, outdated product, that the Critical product line is having a significant impact. Orders received for these products, which are now branded under the CXR name, are a major contributor to CXR Telcom's revenue and increase in booked orders.

NEW ACCOUNTING PRONOUNCEMENTS

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     No material developments. See Note 6 - Litigation of the accompanying unaudited consolidated condensed financial statements and Legal Proceedings section of Item 3 of the Registrant's Annual Report on Form 10-K filed on April 15, 1998 for a description of previously reported proceedings.

Item 2.  Changes in Securities and Use of Proceeds

     None.

Item 3.  Defaults upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

     Exhibit 27 - Unaudited Financial Data Schedule for the three months ended March 31, 1998.

     (b)  Reports on Form 8-K:

     None

                                      SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MicroTel International, Inc.


May 14, 1998                            /s/ Carmine T. Oliva
                                        ------------------------
                                        Carmine T. Oliva
                                        Chief Executive Officer
                                        (Principal Executive Officer)



                                        /s/ James P. Butler
                                        -------------------------
                                        James P. Butler
                                        Chief Financial Officer
                                        (Principal Accounting and Financial
                                         Officer)