Form 10-Q
period 1998-06-30
MICROTEL INTERNATIONAL INC
filed 1998-08-13
CIK 854852

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                      FORM 10-Q



(X) Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarter ended JUNE 30, 1998 or

( ) Transition report pursuant to Section l3 or l5(d) of the Securities Exchange Act of l934

For the transition period N/A

Commission file Number 1-10346

            MICROTEL INTERNATIONAL, INC.
-----------------------------------------------------
(Exact name of registrant as specified in its charter)

          Delaware                                              77-0226211
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


4290 E. Brickell  Street, Ontario California 91761
---------------------------------------------------
(Address of principal executive offices) (Zip Code)

Registrant's telephone number                                   (909) 456-4321

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class                               Name of each exchange
---------------------------------                        on which registered
                                                       ----------------------
Common Stock $.0033 par value                                  None
-----------------------------------------------------------------------------

Securities registered pursuant to Section 12 (g) of the Act:

                                         None
-----------------------------------------------------------------------------
                                    Title of Class

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X         No
                                                     -----          -----

As of July 31, 1998, there were 11,930,444 shares of common stock outstanding.

                            MICROTEL INTERNATIONAL, INC.

                                  INDEX TO FORM 10-Q


                                                                                PAGE
PART I -  FINANCIAL INFORMATION

     Item l.   Financial Statements

     Consolidated Condensed Balance Sheets
     June 30, 1998 and December 31, 1997                                            3

     Consolidated Condensed Statements of Operations
     Three and Six Months Ended June 30, 1998 and l997                              4

     Consolidated Condensed Statements of Cash Flows
     Six Months Ended June 30, 1998 and l997                                        5

     Notes to Consolidated Condensed Financial Statements                        6-11

     Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                              12-18

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk           18

Part II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                                    18

     Item 2.  Changes in Securities                                                18

     Item 3.  Defaults upon Senior Securities                                      19

     Item 4.  Submission of Matters to a Vote of Security Holders                  19

     Item 5.  Other Information                                                    19

     Item 6.  Exhibits and Reports on Form 8-K                                     20

Signatures                                                                         21

                                       -2-

                   MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                    (UNAUDITED)
                                  (in thousands)


                                                                                   PROFORMA

                                                                                  (SEE NOTE 7)

                                                                JUNE 30,            JUNE 30,             DEC. 31,
                                                                  1998                1998                 1997
                                                             -------------         -----------          -----------
ASSETS
  Cash and cash equivalents                                   $       923             $ 2,311              $ 1,921
  Accounts receivable                                               6,849               6,849                6,749
  Inventories                                                       6,288               6,288                7,087

  Other current assets                                                715                 715                  869
                                                             -------------         -----------          -----------
     Total current assets                                          14,775              16,163               16,626

Property, plant and equipment-net                                   2,032               2,032                4,968
Goodwill-net                                                        1,809               1,809                1,906
Other assets                                                        2,490               2,602                1,940
                                                             -------------         -----------          -----------
                                                              $    21,106         $    22,606          $    25,440
                                                             -------------         -----------          -----------
                                                             -------------         -----------          -----------
LIABILITIES, REDEEMABLE PREFERRED STOCK
AND STOCKHOLDERS' EQUITY
Notes payable                                                 $     4,320         $     4,320          $     3,630
Current portion of long-term debt                                     880                 880                1,216
Accounts payable                                                    4,540               4,540                6,621
Accrued expenses                                                    3,542               3,542                3,837
                                                             -------------         -----------          -----------
     Total current liabilities                                     13,282              13,282               15,304

Long-term debt, less current portion                                1,664               1,664                2,530

Other liabilities                                                     720                 720                  789
Minority interest                                                      94                  94                   88
                                                             -------------         -----------          -----------
     Total liabilities                                             15,760              15,760               18,711


Redeemable preferred stock                                            459               1,836                  714

Stockholders' equity:

  Common stock                                                         39                  39                   39
  Additional paid-in capital                                       20,005              20,128               19,960
  Accumulated deficit                                             (15,056)            (15,056)             (13,877)

  Foreign currency translation adjustment                            (101)               (101)                (107)
                                                             -------------         -----------          -----------
     Total stockholders' equity                                     4,887               5,010                6,015
                                                             -------------         -----------          -----------
                                                              $    21,106         $    22,606     $         25,440
                                                             -------------         -----------          -----------
                                                             -------------         -----------          -----------

See accompanying notes to consolidated condensed financial statements.

                   MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                      JUNE 30,                               JUNE 30,
                                                            1998               1997                 1998                1997
                                                        ------------       ------------         ------------        ------------
                                                                          (in thousands, except per share amounts)
Net sales                                               $      8,971       $     12,029         $     18,713        $     19,736
Cost of sales                                                  5,555              8,875               13,061              14,972
                                                        ------------       ------------         ------------        ------------
Gross profit                                                   3,416              3,154                5,652               4,764

Operating expenses:
      Selling, general and administrative                      2,796              3,643                5,914               5,555
      Engineering and product development                        574                694                1,145                 792
                                                        ------------       ------------         ------------        ------------
Income (loss) from operations                                     46             (1,183)              (1,407)             (1,583)
Other expense (income)
      Interest expense                                           177                262                  344                 460
      Gain on sale of subsidiary                                  90                 --                 (580)                 --
      Other                                                      (25)                (8)                 (43)                 (7)
                                                        ------------       ------------         ------------        ------------
Loss before income taxes                                        (196)            (1,437)              (1,128)             (2,036)
Income taxes expense (benefit)                                    22                 (2)                  37                   2
                                                        ------------       ------------         ------------        ------------
Net loss                                                $       (218)       $    (1,435)         $    (1,165)        $    (2,038)
                                                        ------------       ------------         ------------        ------------
Basic and diluted loss per share                        $      (0.02)       $     (0.13)         $     (0.10)        $     (0.24)
                                                        ------------       ------------         ------------        ------------
Weighted average number of shares used in calculating         11,929             11,005               11,928               8,638
                                                        ------------       ------------         ------------        ------------
                                                        ------------       ------------         ------------        ------------

See accompanying notes to consolidated condensed financial statements.

                     MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          SIX MONTHS ENDED JUNE 30,
                                                                                      1998                         1997
                                                                                  ------------                  ----------
                                                                                               (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                                  $    (1,165)                 $   (2,038)
         Adjustments to reconcile net loss to
           cash used in operating activities:
                Depreciation and amortization                                              312                         356
                Amortization of intangibles                                                 97                         287
                Gain on sale of subsidiary                                                (580)                         --
                Other noncash items                                                        (64)                         46
                Changes in operating assets and liabilities:
                      Accounts receivable                                                 (515)                     (1,177)
                      Inventories                                                            6                       1,265
                      Other assets                                                         (56)                        (62)
                      Accounts payable and accrued expenses                               (295)                     (1,443)
                                                                                  ------------                  ----------
Cash used in operating activities                                                       (2,260)                     (2,766)


CASH FLOWS FROM INVESTING ACTIVITIES:
         Net purchases of property, plant and equipment                                   (178)                        (23)
         Proceeds from sale of subsidiary                                                1,350                          --
         Cash acquired in reverse acquisition                                               --                         264
                                                                                  ------------                  ----------
Cash provided by investing activities                                                    1,172                         241

CASH FLOWS FROM FINANCING ACTIVITIES:

         Net borrowings from notes payable                                                 640                        (699)
         Net repayments of long-term debt                                               (1,015)                       (476)
         Preferred stock dividends paid                                                     --                        (140)
         Private placement of convertible preferred stock                                  459                          --

         Private placement of common stock                                                  --                       4,258
                                                                                  ------------                  ----------
Cash provided by financing activities                                                       84                       2,943

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                      6                          --
                                                                                  ------------                  ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (998)                        418
                                                                                  ------------                  ----------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,921                         886
                                                                                  ------------                  ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $       923                 $     1,304
                                                                                  ------------                  ----------


See accompanying notes to consolidated condensed financial statements.

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

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND BUSINESS

          MicroTel International, Inc. (the "Company") is a holding company for its three wholly-owned subsidiaries- CXR Telcom Corporation, CXR S.A. and, effective March 26, 1997, XIT Corporation ("XIT"). CXR Telcom Corporation and CXR S.A. design, manufacture and market electronic telecommunication test instruments and data transmission and networking equipment. XIT designs, manufactures, and markets information technology products, including displays and input components, subsystem assemblies power supplies, hybrid microelectronic and other circuits. The Company conducts its operations out of various facilities in the U.S., France, England, and Japan and organizes itself in three product line sectors - Instrumentation and Test Equipment, Components and Subsystem Assemblies, and Circuits.

     BASIS OF PRESENTATION

          The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and therefore do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The unaudited consolidated condensed financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of June 30, 1998 and December 31, 1997 and the results of operations and cash flows for the related interim periods ended June 30, 1998 and 1997. However, these results are not necessarily indicative of results for any other interim period or for the year. It is suggested that the accompanying consolidated condensed financial statements be read in conjunction with the Company's Consolidated Financial Statements included in its 1997 Annual Report on Form 10-K.

                   MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


 (2) LOSS PER SHARE

          The following table illustrates the computation of basic and diluted loss per share (in thousands, except per share amounts):


                                    THREE MONTHS ENDED        SIX MONTHS ENDED
                                          JUNE 30,                 JUNE 30,
                                     1998         1997        1998        1997
                                   -------       ------      ------      ------
NUMERATOR:
Net loss                             $(218)     $(1,435)    $(1,165)    $(2,038)

Less: accretion of the
excess of the redemption value
over the carrying value of
redeemable preferred stock              --           17          13          34
                                   -------       ------      ------      ------
Loss attributable to common
stockholders                          (218)      (1,452)     (1,178)     (2,072)

DENOMINATOR:
Weighted average number of
common shares outstanding
during the period                   11,929       11,005      11,928       8,638
                                   -------       ------      ------      ------
Basic and diluted loss per
share                                $(.02)       $(.13) $     (.10)      $(.24)
                                   -------       ------      ------      ------
                                   -------       ------      ------      ------

          The computation of diluted loss per share excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants because their effect was antidilutive due to losses incurred by the Company or such instruments had exercise prices greater than the average market price of the common shares during the periods presented.

(3)  COMPREHENSIVE INCOME

          In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). Comprehensive income (loss) is comprised of net income
     (loss) and all changes to stockholders' equity except those due to investment by owners (changes in paid-in capital) and distributions to owners (dividends). For interim reporting purposes, SFAS 130 requires disclosure of total comprehensive income (loss). Comprehensive loss, consisting of net loss, foreign currency translation effects and accretion of preferred stock, was $272,000 and $1,452,000 for the three months ended June 30, 1998 and 1997, respectively and $1,184,000 and $2,072,000 for the six months ended June 30, 1998 and 1997, respectively.

                      MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


(4)  INVENTORIES
          Inventories consist of the following.

                                      June 30, 1998         December 31, 1997
                                      --------------        -----------------
 Raw materials                        $    2,475,000          $    3,044,000
 Work-in-process                           2,172,000               2,333,000
 Finished goods                            1,641,000               1,710,000
                                      --------------          --------------
                                      $    6,288,000          $    7,087,000
                                      --------------          --------------
                                      --------------          --------------

(5)  BANKING ARRANGEMENTS

          The Company's XIT subsidiary had a line of credit with a bank (the "XIT Debt") which provided for maximum borrowings of $3,500,000 collateralized by substantially all assets of XIT and its domestic subsidiaries with interest at the bank's prime rate (8.5% at June 30, 1998) plus 1%. The XIT Debt agreement required maintenance of certain financial ratios and contained other restrictive covenants. XIT was not in compliance with certain covenants of the XIT Debt agreement at December 31, 1997 and at June 30, 1998. Although the bank did not waive compliance with such debt covenants, it entered into a forbearance agreement with the Company in which it agreed to forbear from exercising its rights under the terms of the XIT Debt agreement provided the Company obtain a replacement credit facility. Outstanding borrowings under this line of credit were $2,831,000 and $2,377,000 at June 30, 1998 and December 31, 1997, respectively.

          On July 8, 1998, the Company finalized a $10.5 million credit facility with a commercial finance company which provided a term loan of approximately $1.5 million and a revolving line of credit of up to $8 million based upon assets available from either existing or future-acquired operations of which the Company has utilized approximately $4 million, and a capital equipment expenditure credit line of up to $1 million. This credit facility replaced the existing credit facilities of the Company's domestic operating companies, which included the XIT Debt and CXR Telcom Corporation's line of credit, both of which were paid in full at the closing and provides expanded borrowing capability based upon available assets.

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

                   MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


(6)  LITIGATION (CONTINUED)

     FRANCIS JOHN GORRY V. MICROTEL INTERNATIONAL, INC.

          In 1994, Francis John Gorry, a former officer of the Company, alleged that the Company breached a consulting agreement between he and the Company. Subsequently, the Company and Mr. Gorry entered into an agreement which called for certain cash payments to Mr. Gorry and for the issuance to Mr. Gorry and subsequent registration of shares of the Company's common stock by April 30, 1996. The Company failed to timely issue the stock and on May 21, 1996, Mr. Gorry filed suit against the Company (the "1996 Suit"). Shortly thereafter, the Company and Mr. Gorry entered into a Settlement Agreement which was thereafter amended twice. Based upon the execution of the Settlement Agreement, the court dismissed Mr. Gorry's suit without prejudice. The cash payments specified under the terms of the Settlement Agreement, as amended, were timely made and the shares of the Company's common stock were issued to Mr. Gorry and subsequently registered pursuant to the terms of the Settlement Agreement, as amended. On
     June 18, 1998, Mr. Gorry made a motion to the court for an order vacating the dismissal of the 1996 Suit for the purpose of entering judgment against the Company, claiming the common shares delivered to him did not conform to the terms of the Settlement Agreement, as amended. On July 17, 1998, the court granted Mr. Gorry's motion. The Company will appeal the court's decision as it believes the claim which forms the basis for Mr. Gorry's motion is without merit.

     SCHEINFELD V. MICROTEL INTERNATIONAL, INC.

          In October 1996, David Scheinfeld brought an action in the Supreme Court of the State of New York, County of New York, to recover monetary damages in the amount of $300,000 allegedly sustained by the failure of the Company, its stock transfer agent and its counsel to timely deliver and register 30,000 shares of Common Stock for which payment had been made.
     The Company was informed by Mr. Scheinfeld that in order to settle his claims, the Company would have to issue him unrestricted shares of common stock. Since the Company cannot issue unrestricted shares (absent registration), the Company answered Mr. Scheinfeld's motion and sought to compel him to serve a complaint upon the defendants. On June 30, 1997, the complaint was served, and the Company has subsequently answered, denying the material allegations of the complaint. In August 1997, the Company served discovery requests on Mr. Scheinfeld, who was initially obligated to respond by September 12, 1997. On March 2, 1998, Mr. Scheinfeld responded to such discovery requests which response is currently under review by counsel to the Company. Currently, the parties are actively engaged in settlement discussions.

                   MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


     LITIGATION (CONTINUED)

     DANIEL DROR V. MICROTEL INTERNATIONAL, INC.

          In November 1996, the Company entered into an agreement (the "Agreement") with the former Chairman of the Company, which involved certain mutual obligations. In December 1997, the former Chairman defaulted on the repayment of the first installment of a debt obligation which was an obligation set forth in the Agreement. Also in December 1997, the former Chairman of the Company, filed suit in the District Court for Galveston County, Texas alleging the Company has breached an alleged oral modification of the Agreement. In January 1998, the Company answered the complaint denying the allegation and the matter is currently being litigated in Texas. The Company believes that the former Chairman's claim is without merit and intends to vigorously defend itself. Subsequently, the Company brought an action in California against the former Chairman for breach of the Agreement and which seeks recovery of all stock, warrants and debt due the Company. The parties are currently conducting settlement discussions in an attempt to resolve both this litigation and the following matter ("Other litigation").

     OTHER LITIGATION

          In December 1997, Elk International Corporation Limited, a stockholder of the Company, brought an action in Texas against the Company's current Chairman and an unrelated party, alleging certain misrepresentations during the merger discussions between XIT and the Company.

(7)  PRIVATE PLACEMENT

          In June 1998 the Company sold 50 shares of Series A convertible preferred stock (the "Preferred Shares") at $10,000 per share to one institutional investor. On July 8, 1998, the Company sold an additional 150 Preferred Shares at the same per share price to two other institutional investors. Included with the sale of such Preferred Shares were a total of one million warrants to purchase the Company's common stock exercisable at $1.25 per share and expiring May 22, 2001. The unaudited proforma June 30, 1998 balance sheet information presented elsewhere herein has been prepared to reflect the Company's financial position assuming the transactions which were completed in July 1998 had occurred as of June 30, 1998.

                   MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


(7)  PRIVATE PLACEMENT (CONTINUED)

          The Company received net proceeds totaling approximately $1,847,000 after deduction of commissions and transaction-related expenses, and utilized such proceeds for working capital. The Preferred Shares are convertible into the common stock of the Company at the option of the holder thereof at any time after the ninetieth (90th) day of issuance thereof at the conversion price per share of Preferred Share equal to $10,000 divided by the lesser of (x) $1.25 and (y) One Hundred Percent (100%) of the arithmetic average of the three lowest closing bid prices over the forty (40) trading days prior to the exercise date of any such conversion. No more than 20% of the aggregate number of Preferred Shares originally purchased and owned by any single entity may be converted in any thirty (30) day period after the ninetieth (90th) day of issuance. In the event of any liquidation, dissolution or winding up of the Company, the holders of shares of Preferred Shares are entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of the Company's common stock, an amount per share equal to $10,000 for each outstanding Preferred Share. Any unconverted Preferred Shares may be redeemed at the option of the Company for cash at a per share price equal to $11,500 per Preferred Share and any Preferred Shares which remain outstanding as of May 22, 2003 are subject to mandatory redemption by the Company at the same per-share redemption price.

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

     As discussed in Note 1 to the consolidated condensed financial statements, the financial statements presented are those of XIT Corporation ("XIT") resulting from the reverse acquisition by XIT of MicroTel International, Inc. (the "Company") and its subsidiaries in a merger on March 26, 1997 (the "Merger"). The pre-merger Company and "accounting acquiree" is described as CXR in the discussion below. The Company's Components and Subsystem Assemblies, and Instrumentation and Test Equipment Sectors are referred to as "the Components Sector" and "the Test Equipment Sector", respectively, in the discussion below for brevity.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 VERSUS THREE MONTHS ENDED JUNE 30, 1997

     Net sales for the second quarter of 1998 decreased by $3,058,000 or 25% from those in the same period of the prior year. This decrease resulted primarily from the inclusion of the operating results of the Company's XCEL Arnold Circuits, Inc. subsidiary ("XACI") in the second quarter of 1997. The XACI operating results are not included in the same period in 1998 because the Company sold XACI effective as of March 31, 1998. XACI represented approximately $2,680,000 of the decrease and the remainder resulted from decreases in net sales at the Company's other Circuits sector operations. Although net sales for the Company's Components sector increased approximately 7% for the second quarter of 1998 over that of the same period in 1997 as a result of a combination of both volume and price increases, this increase was offset by a corresponding decline in net sales of the Test Equipment sector resulting principally from declines in the sale of transmission products in the second quarter of 1998 compared with the second quarter of 1997.

     Gross profit, as a percentage of net sales, increased from 26% in the second quarter of 1997 to 38% in the second quarter of 1998. This increase resulted primarily from the absence in the second quarter of 1998 of the negative operating results experienced by XACI in the same period in 1997. Consequently, the Company's Circuits sector's gross profit rose to 22% of net sales for the second quarter of 1998 from 7% for the same period in 1997. Additionally, the Company's Components sector realized an increase in gross profit as a percentage of net sales to 37% in the second quarter of 1998 versus 28% for the same period in the prior year. This increase resulted from both the increase in sales noted above, certain price increases instituted by the sector in the fourth quarter of 1997 and implementation of a marketing strategy designed to increase sales of higher margin products while concurrently decreasing sales of products with lower gross profit margins. Gross profit margin as a percentage of net sales in the Test Equipment sector rose slightly to 45% in the second quarter of 1998 from 43% in the same period of 1997 as higher margins from the domestic operation's sale of newer test instruments more than offset the small decline in gross margin percentage from foreign operations which experienced an increase in the sale of third-party versus in-house products.

     Operating expenses (selling, general and administrative, and engineering and product development) decreased approximately $970,000 from $4,337,000 in the second quarter of 1997 to $3,370,000 in the second quarter of 1998. The principal elements of this decline were: (i) a decrease in 1998 of such expenses for the Circuits sector of approximately $420,000 resulting from the absence of such expenses associated with XACI in 1998; (ii) a decrease in such expenses for the Components sector of approximately $220,000 resulting from reductions in general and administrative costs across the entire sector but most significantly in the United Kingdom operations; and (iii) a decrease in the Test Equipment sector of approximately $330,000 resulting from reductions in general and administrative costs associated with the relocation of the Company's CXR Telcom subsidiary to a smaller, more efficient facility in the fourth quarter of 1997 as well as reduced engineering and product development expenses.

     Selling expenses in all sectors as a percentage of sales were substantially the same in the second quarter of 1998 compared to the second quarter of 1997. Total general and administrative expenses decreased by approximately $540,000 or 26% in the second quarter of 1998 over the same period in 1997 as a result of cost reductions in the Components sector and the absence of such expenses for XACI for the second quarter of 1998. Excluding XACI, general and administrative expenses for the Circuits sector increased only $20,000 but increased as a percentage of net sales from 10% in the second quarter of 1997 to 14% in the same period in 1998 as a direct result of the decline in net sales for the sector. In the Components Sector, general and administrative expenses decreased by approximately $320,000 and also decreased as a percentage of net sales from 20% in the second quarter of 1997 to 9% for the same period in 1998 as the sector's operating companies in the United Kingdom and Japan decreased staffing and facility costs as noted above. General and administrative expenses for the Test Equipment sector remained constant at approximately 8.5% of net sales while engineering and product development expenses declined slightly as a percent of net sales from 14% in the second quarter of 1997 to 12% in the second quarter of 1998 due to smaller expenditures required by the sector's European operations. Overall corporate administrative costs were substantially the same in the second quarter of 1998 compared with the same period in 1997.

     Interest expense decreased by $85,000 in the second quarter of 1998 versus the second quarter of 1997 reflecting lower average borrowings during the 1998 period. Other income (expense) is principally comprised of foreign currency exchange gains and losses incurred during the respective periods.

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

SIX MONTHS ENDED JUNE 30, 1998 VERSUS JUNE 30, 1997

     Net sales for the first six months of 1998 decreased by approximately $1,020,000 or 5% from those in the same period of the prior year and was comprised of: (i) a decline in net sales of the Company's Circuits sector of approximately $3,630,000, of which approximately $3,180,000 resulted from the inclusion of the operating results of XACI for the entire period in 1997 versus only the first three months of the first half of 1998 as a result of the sale of XACI which was effective as of March 31, 1998; (ii) a decrease in net sales of the Company's Components sector of approximately $760,000; and
(iii) an increase in net sales for the Company's Test Equipment sector of $3,370,000 resulting from the inclusion of CXR for the entire six month period of 1998 versus only three months and five days during the first half of 1997 as a result of the Merger. For the first six months of 1998, CXR experienced an increase in net sales of approximately $375,000 over the same period in 1997.

     Gross profit, as a percentage of net sales, increased from 24% in the first six months of 1997 to 30% in the same period in 1998. This increase resulted primarily from the inclusion of the operating results of CXR for the entire six month period in 1998 versus three months and five days during the first six months of 1997. In the first half of 1998, CXR contributed approximately $3,590,000 or 64% of the Company's total gross profit compared with $2,220,000 or 47% in the first half of 1997. Gross profit, as a percentage of net sales, in the Company's Circuits and Components sectors remained essentially constant from the first half of 1997 to 1998 but decreased by approximately $480,000 resulting from the decrease in net sales in both sectors as noted above.

     Operating expenses (selling, general and administrative, and engineering and product development) increased $712,000 from $6,347,000 in the first six months of 1997 to $7,059,000 in the same period of 1998. The principal element of this increase was the inclusion of the operating results of CXR for the entire six month period in 1998 versus three months and five days during the first six months of 1997 partially offset by the absence of such expenses in the second quarter of 1998 relating to XACI, subsequent to its sale. Specifically, selling expenses experienced a net increase of approximately $560,000 in the first half of 1998 over 1997, primarily as the result of an increase of approximately $890,000 attributable to the inclusion of CXR and a decrease of approximately $310,000 resulting from the absence due to the sale of XACI. The increase in general and administrative expense attributable to the inclusion of CXR for the entire six month period in 1998 was substantially offset by the reduction in such expenses resulting from the sale of XACI. Engineering and product development expenses increased approximately $350,000 in 1998 from 1997, substantially all of which was attributable to the inclusion of CXR for the full six month period in 1998.

     Selling expenses as a percentage of sales for the Circuits sector were substantially the same in the first six month of 1998 compared to the same period in 1997 while such expenses increased from 4.8% to 7.6% of net sales from 1997 to 1998 for the Components sector and from 18% to 21% for the Test Equipment sector as a result of spreading relatively fixed selling costs over lower net sales. General and administrative expenses decreased approximately $200,000 in the first six months of 1998 compared with the same period in 1997 principally as a result of a decrease in such expenses for the Components sector resulting from reductions in such costs across the entire sector, but most significantly in the United Kingdom operations which reduced staffing and facilities expenses during the second half of 1997. Excluding XACI, general and administrative expenses for the Circuits sector increased only $23,000 but increased as a percentage of net sales from 7% in the first six months of 1997 to 10% in the same period in 1998 as a direct result of the decline in net sales for the sector. In the Components Sector, general and administrative expenses decreased by approximately $590,000 and also decreased as a percentage of net sales from 18% in the first six months of 1997 compared to 10% for the same period in 1998 as the sector's operating companies in the United Kingdom and Japan decreased personnel and facility costs as noted above. Corporate administrative costs increased for the first six months of 1998 increased by approximately $130,000 over the same period in 1997 resulting principally from audit and tax return preparation expenses associated with the change in the Company's fiscal year-end.

     Interest expense decreased by $116,000 in the first six months of 1998 versus the same period in 1997 reflecting lower average borrowings during the 1998 period. Other income (expense) is principally comprised of foreign currency exchange gains and losses incurred during the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

     Cash of $2,260,000 was used in operations in the first six months of 1998 versus cash of $2,766,000 used in operations in the first six months of 1997. The decrease in cash used resulted from improved operating results in the 1998 period coupled with changes in working capital management during the respective periods. Significant cash was consumed by XACI to fund continued operating losses until its sale at the end of the first quarter of 1998. During the first quarter of 1998, the Company also paid down approximately $660,000 in accrued expenses and accounts payable in connection with a $2.2 million order received from AT&T in 1997, $1.4 million of which was shipped in the fourth quarter of 1997. Although collection of accounts receivable remained stable during the first six months of 1998, at the end of the second quarter, the Company's accounts receivable rose sharply due to significant shipments by the Test Equipment sector at quarter-end. Effective as of March 31, 1998, the Company sold XACI, its principal circuits subsidiary, and in early April, received $1,350,000 in cash and a note for $650,000 upon the closing of the sale in early April. The cash received was utilized to reduce certain long and short-term bank borrowings and other current debt.

     The Company's XIT subsidiary had a line of credit with a bank (the "XIT Debt") which provided for maximum borrowings of $3,500,000 collateralized by substantially all assets of XIT and its domestic subsidiaries with interest at the bank's prime rate (8.5% at June 30, 1998) plus 1%. The XIT Debt agreement required maintenance of certain financial ratios and contained other restrictive covenants. XIT was not in compliance with certain covenants of the XIT Debt agreement at December 31, 1997 and at June 30, 1998. Although the bank did not waive compliance with such debt covenants, it entered into a forbearance agreement with the Company in which it agreed to forbear from exercising its rights under the terms of the XIT Debt agreement provided the Company obtain a replacement credit facility.

     On July 8, 1998, the Company finalized a $10.5 million credit facility with a commercial finance company which provided a term loan of approximately $1.5 million and a revolving line of credit of up to $8 million based upon assets available from either existing or future-acquired operations, of which the Company has utilized approximately $4 million, and a capital equipment expenditure credit line of up to $1 million. This credit facility replaced the existing credit facilities of the Company's domestic operating companies, which included the XIT Debt and CXR Telcom Corporation's line of credit, both of which were paid in full at the closing, and provides expanded borrowing capability based upon available assets.

     In June 1998, the Company sold 50 shares of Series A convertible preferred stock (the "Preferred Shares") at $10,000 per share to one institutional investor. On July 8, 1998, the Company sold an additional 150 Preferred Shares at the same per share price to two other institutional investors. Included with the sale of such Preferred Shares were a total of one million warrants to purchase the Company's common stock exercisable at $1.25 per share and expiring May 22, 2001. The unaudited proforma June 30, 1998 balance sheet information presented elsewhere herein has been prepared to reflect the Company's financial position assuming the transactions which were completed in July 1998 had occurred as of June 30, 1998. In total, the Company received net proceeds of approximately $1,847,000 after deduction of commissions and transaction-related expenses and utilized such proceeds for working capital. The Preferred Shares are convertible into the common stock of the Company (see Note 7 to the Consolidated Condensed Financial Statements included elsewhere in this report).

YEAR 2000 ISSUE

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

LEGAL PROCEEDINGS

     There are four legal proceedings pending against the Company (see Note 6 to the Consolidated Condensed Financial Statements included elsewhere in this report). Management believes that the outcome of these pending proceedings will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

OUTLOOK

     From the Merger at the end of March 1997 through early July 1998, the Company directed its attention to stabilizing its financial condition and improving its operating results. In addition, during the second half of 1997 and the first quarter of 1998, the Company expended considerable management time and effort to divest itself of the XACI operation which, due to its substantial operating losses, severely constricted the Company's cash position. The Company's failure to maintain the requisite financial position and consequential default on its major bank debt financing agreement, which was eliminated in early July by the consolidated credit facility referenced above, resulted principally from the operating losses incurred at XACI. The time and effort to manage that situation coupled with efforts to obtain a replacement credit facility absorbed considerable management attention. Nonetheless, with one exception, all operating units attained profitability in the second quarter of 1998.

Additionally, the Company added $1.8 million in cash from the private equity placement referenced above. The Company believes these achievements position it to continue to improve its operating results during the remainder of 1998.

     The Company's overall strategy is to expand its Test Equipment sector through the acquisition and/or development of new products, product lines and/or separate operating companies while concurrently continuing to evaluate existing lower-margin or loss operations elsewhere throughout the Company with a view toward divestment so as to redirect capital to the higher margin Test Equipment sector. In addition, the Company will continue to seek to maximize short to intermediate term profitability on existing maturing product lines in all sectors through price increases and lower operating costs. Over the last nine months, the Test Equipment sector in the United States market has successfully acquired and integrated the products of a state-of-the-art, customer-premises test equipment manufacturer located in St. Charles, Illinois. The acquired products have replaced existing, aged products and, in a short period of time, have become a significant portion of the net sales of the US operation. Production of this product line has been transferred to and consolidated with the CXR Telcom facility in Fremont, California and the St. Charles facility has been repositioned as an engineering, R&D and customer support center. Additionally, the French Test Equipment subsidiary has begun to market a broader range of test, transmission and networking products sourced through licensing, reseller and other agreements. These actions, in conjunction with the reduction of lower margin Circuits sector business and the restructured marketing focus in the Components sector on higher margin products, has resulted in the Company reducing its net loss in the first quarter of 1998 from approximately
$950,000 to just over $200,000 in the second quarter of 1998. The Company believes continued improvement in operating results will continue in the third quarter despite this traditionally weak summer period in the Test Equipment sector - particularly in European - as demand for product in the other sectors remains stable.

     In the US Test Equipment Sector, the recent completion of mergers of various Regional Bell Operating Companies is beginning to produce new opportunities. The consolidation of Southwest Bell and Pacific Bell now appears complete and release of equipment purchases is once again beginning to return to traditional levels. Although the NYNEX and Bell Atlantic merger had initially created some uncertainty and delayed capital equipment purchases, this merger now affords the Company the opportunity to provide the combined entity with the Company's newer test equipment products. Domestic sales of transmission products are expected to improve with the introduction of Remote Access Server products for Internet applications as well as trial systems for other transmission products which are currently in place. Additionally, in-house efforts are being directed toward developing software which will allow the recently acquired test equipment products to be marketed in both the Pacific Rim and Latin America.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

     See Note 6 - Litigation in the accompanying Notes to Unaudited Consolidated Condensed Financial Statements; Part II, Item 1 of the Registrant's Quarterly Report on Form 10-Q filed on May 15, 1998; and, Legal Proceedings section of Item 3 of the Registrant's Annual Report on Form 10-K filed on April 15, 1998 for a description of previously reported proceedings.

Item 2.  Changes in Securities and Use of Proceeds

     (a)  None.

     (b)  None.

     (c) During June and July 1998, the Company, through its Placement Agent Pacific Continental Securities Corporation, completed the sale to three institutional investors of 200 shares of Series A convertible preferred stock (the "Preferred Shares") at $10,000 per share and one million warrants to purchase the Company's common stock exercisable at $1.25 per share, expiring May 22, 2001. The offering was completed on July 8, 1998 and the Company received net proceeds of approximately $1,847,000 after deduction of commissions and transaction-related expenses and utilized such proceeds for working capital. The Preferred Shares are convertible into the common stock of the Company at the option of the holder thereof at any time after the ninetieth (90th) day of issuance thereof at the conversion price per share of Preferred Share equal to $10,000 divided by the lesser of (x) $1.25 and (y) One Hundred Percent (100%) of the arithmetic average of the three lowest closing bid prices over the forty (40) trading days prior to the exercise date of any such conversion. No more than 20% of the aggregate number of Preferred Shares originally purchased and owned by any single may be converted in any thirty (30) day period after the ninetieth
          (90th) day of issuance. In the event of any liquidation, dissolution or winding up of the Company, the holders of shares of Preferred Shares are entitled to receive, prior and in preference to any distribution of any of the assets of this corporation to the holders of the company's common stock by reason of their ownership, an amount per share equal to $10,000 for each outstanding Preferred Share. Any unconverted Preferred Shares may be redeemed at the option of the Company for cash at a per share price equal to $11,500 per Preferred Share and any Preferred Shares which remain outstanding as of May 22, 2003 are subject to mandatory redemption by the Company at the same per-share redemption price.

     (d)  Not applicable.

Item 3.  Defaults upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     On June 11, 1998, the Company held its Annual Meeting of Stockholders. Matters voted on and results of the voting were as follows:

     A.   Election of Directors:

     Name                          Class       Votes Received      Votes Withheld
     ----                          -----       --------------      --------------
     David A. Barrett                I            7,541,152           39,515
     Laurence P. Finnegan, Jr.      II            7,541,281           39,386
     Jack Talan                     II            3,966,229        3,614,438

     Carmine T. Oliva and Robert Runyon are Class III directors whose term of office expires at the Company's Annual Meeting of Stockholders in 1999.

          Adoption of the Company's 1997 Stock Incentive Plan:

          For                      Against        Abstain        Not Voted
          ---                      -------        -------        ---------
       4,264,393                   340,971        614,870        2,360,433

     C. Ratification of Selection by the Board of Directors of BDO Seidman, LLP as Independent Accountants:

          For                      Against        Abstain
          ---                      -------        -------
     7,428,243                     13,001         139,423

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:

     Exhibit   Description
     Number    -----------
     ------
     10.47     Loan and Security Agreement between Congress Financial
               Corporation (Western) and MicroTel International, Inc., XIT
               Corporation, CXR Telcom Corporation and HyComp, Inc. dated June
               23, 1998.

     10.48     Security Agreement between Congress Financial Corporation
               (Western) and XIT Corporation dated June 23, 1998.

     10.49     Subscription Agreement for the sale of Series A Convertible
               Preferred Stock of MicroTel International, Inc. to Fortune Fund
               Limited Seeker III.

     10.50     Subscription Agreement for the sale of Series A Convertible
               Preferred Stock of MicroTel International, Inc. to Rana General
               Holding, Ltd.

     10.51     Subscription Agreement for the sale of Series A Convertible
               Preferred Stock of MicroTel International, Inc. to Resonace Ltd.

     10.52     Form of Warrant to purchase the Common Stock of MicroTel
               International, Inc. issued in connection with the sale of Series
               A Convertible Preferred Stock..

     10.53     Amended Certificate of Designations, Preferences and Rights of
               Preferred Stock of MicroTel International, Inc. a Delaware
               Corporation.

     10.54     Employment Agreement between MicroTel International, Inc. and
               James P. Butler dated May 1, 1998.

     27        Unaudited Financial Data Schedule for the six months ended June 30,
               1998.

    (b)  Reports on Form 8-K:

         Reports on Form 8-K were filed as follows:

         (1) Dated April 9, 1998 under Item 2. Acquisition and Disposition of Assets was filed on April 4, 1997 and subsequently amended on Form 8-KA filed June 3, 1998.

         (2) Dated July 8, 1998 under Item 5. Other Events was filed on July 30, 1998.

                                    SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MicroTel International, Inc.


August 13, 1998                    /s/ Carmine T. Oliva
                                   -------------------------------
                                   Carmine T. Oliva
                                   Chief Executive Officer
                                   (Principal Executive Officer)




                                   /s/ James P. Butler
                                   -------------------------------
                                   James P. Butler
                                   Chief Financial Officer
                                   (Principal Accounting and Financial Officer)