Form 10-Q
period 1998-09-30
MICROTEL INTERNATIONAL INC
filed 1998-11-16
CIK 854852

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                  FORM 10-Q


(MARK ONE)
   (X)     Quarterly report pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

                   For the quarter ended SEPTEMBER 30, 1998 or

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

                                 (909) 456-4321
                           Registrant's telephone number

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

       As of November 12, 1998, there were 11,932,971 shares of common stock outstanding.

                          MICROTEL INTERNATIONAL, INC.


                             INDEX TO FORM 10-Q

PART I -  FINANCIAL INFORMATION                                             PAGE
          Item l. Financial Statements

          Consolidated Condensed Balance Sheets
          September 30, 1998 and December 31, 1997                             3

          Consolidated Condensed Statements of Operations
          Three and Nine Months Ended September 30, 1998 and l997              4

          Consolidated Condensed Statements of Cash Flows
          Nine Months Ended September 30, 1998 and l997                        5

          Notes to Consolidated Condensed Financial Statements              6-10

          Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              11-18

          Item 3.  Quantitative and Qualitative Disclosures About
          Market Risk                                                         19

Part II - OTHER INFORMATION

          Item 1.  Legal Proceedings                                          19

          Item 2.  Changes in Securities and Use of Proceeds                  19

          Item 3.  Defaults upon Senior Securities                            20

          Item 4.  Submission of Matters to a Vote of Security Holders        20

          Item 5.  Other Information                                          20

          Item 6.  Exhibits and Reports on Form 8-K                           20

Signatures                                                                    21

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                             SEPTEMBER 30,    DECEMBER 31,
                                                 1998             1997
                                             ------------     -----------
ASSETS
  Cash and cash equivalents                   $   532           $ 1,921
  Accounts receivable                           6,861             6,749
  Inventories                                   6,464             7,087
  Other current assets                          1,360               869
                                              -------            ------
       Total current assets                    15,217            16,626

Property, plant and equipment-net               2,057             4,968
Goodwill-net                                    1,760             1,906
Other assets                                    2,180             1,940
                                              -------           -------
                                              $21,214           $25,440
                                              -------           -------
                                              -------           -------


LIABILITIES, REDEEMABLE PREFERRED STOCK AND
STOCKHOLDERS' EQUITY
Notes payable                                $  3,567          $  3,630
Current portion of long-term debt                 793             1,216
Accounts payable                                3,730             6,621
Accrued expenses                                3,756             3,837
                                             --------          --------
       Total current liabilities               11,846            15,304

Long-term debt, less current portion            1,689             2,530
Other liabilities                                 693               789
Minority interest                                  87                88
                                             --------          --------
       Total liabilities                       14,315            18,711

Redeemable preferred stock                      1,860               714

Stockholders' equity:
  Common stock                                     39                39
  Additional paid-in capital                   20,128            19,960
  Accumulated deficit                         (14,938)          (13,707)
  Accumulated other comprehensive loss           (190)             (277)
                                             --------          --------
       Total stockholders' equity               5,039             6,015
                                             --------          --------
                                             $ 21,214          $ 25,440
                                             --------          --------
                                             --------          --------

See accompanying notes to consolidated condensed financial statements.

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                       THREE MONTHS ENDED          NINE MONTHS ENDED
                                          SEPTEMBER 30,              SEPTEMBER 30,
                                        1998        1997           1998        1997
                                        ----------------          -----------------
Net sales                             $  9,112    $ 11,536       $ 27,825    $ 31,356
Cost of sales                            5,554       8,570         18,615      23,626
                                      --------    --------       --------    --------
Gross profit                             3,558       2,966          9,210       7,730

Operating expenses:
       Selling, general and              2,759       3,247          8,673       8,802
       administrative
       Engineering and product             640         569          1,785       1,361
       development
       Write-down of goodwill               --       5,693             --       5,693
                                      --------    --------       --------    --------

Income (loss) from operations              159      (6,543)        (1,248)     (8,126)

Other expense (income)
       Interest expense                    192         199            536         659
       Gain on sale of subsidiary           --          --           (580)         --
       Other                                28          27            (15)         20
                                      --------    --------       --------    --------

Loss before income taxes                   (61)     (6,769)        (1,189)     (8,805)

Income tax expense                           5           4             42           6
                                      --------    --------       --------    --------

Net loss                                   (66)     (6,773)        (1,231)     (8,811)
                                      --------    --------       --------    --------


Other comprehensive income (loss),
  net of tax
       Foreign currency translation
         adjustment                       (118)          7           (123)          6
       Accretion of preferred stock         24          15             36          48
                                      --------    --------       --------    --------


Comprehensive income (loss)           $     28    $ (6,795)      $ (1,144)   $ (8,865)
                                      --------    --------       --------    --------
                                      --------    --------       --------    --------

Basic and diluted loss per share      $  (0.01)   $  (0.59)      $  (0.11)   $  (0.92)
                                      --------    --------       --------    --------
                                      --------    --------       --------    --------

See accompanying notes to consolidated condensed financial statements.

                   MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


                                                              NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                             1998             1997
                                                           --------         --------
                                                                (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

          Net loss                                         $(1,231)         $(8,811)

          Adjustments to reconcile net loss to cash used
          in operating activities:
             Depreciation and amortization                     496              516
             Amortization of intangibles                       147              450
             Gain on sale of subsidiary                       (580)              --
             Write-down of goodwill                             --            5,693
             Other noncash items                               (97)             (87)
             Changes in operating assets and
             liabilities:
                Accounts receivable                           (528)            (811)
                Inventories                                   (170)           1,432
                Other assets                                  (279)            (353)
                Accounts payable and accrued expenses         (891)          (1,437)
                                                           -------          -------
Cash used in operating activities                           (3,133)          (3,408)
                                                           -------          -------
CASH FLOWS FROM INVESTING ACTIVITIES:

          Net purchases of property, plant and equipment      (387)             (45)
          Proceeds from sale of subsidiary                   1,350               --
          Cash acquired in reverse acquisition                  --              264
                                                           -------          -------
Cash provided by investing activities                          963              219
                                                           -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:

          Net borrowings from notes payable                   (113)            (317)
          Net repayments of long-term debt                  (1,077)            (637)
          Preferred stock dividends paid                        --             (140)
          Net proceeds from private placement of
            convertible preferred stock                      1,843               --
          Proceeds from sale of common stock-employee
            stock purchase plan                                  4               --
          Private placement of common stock                     --            4,258
                                                           -------          -------
Cash provided by financing activities                          657            3,164
                                                           -------          -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                        124               --
                                                           -------          -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                   (1,389)             (25)
                                                           -------          -------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             1,921              886
                                                           -------          -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $   532          $   861
                                                           -------          -------
                                                           -------          -------

See accompanying notes to consolidated condensed financial statements.

                    MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

WHEN USED IN THESE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, THE WORDS "MAY," "WILL," "EXPECT," "ANTICIPATE," "CONTINUE," "ESTIMATE," "PROJECT," "INTEND," "SHOULD," "BELIEVE" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 REGARDING EVENTS, CONDITIONS AND FINANCIAL TRENDS THAT MAY AFFECT THE COMPANY'S FUTURE PLANS OF OPERATIONS, BUSINESS STRATEGY, OPERATING COSTS AND FINANCIAL POSITION. SPECIFICALLY, FORWARD-LOOKING STATEMENTS ARE INCLUDED IN NOTES 5 AND 7 HEREOF. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO RISKS AND UNCERTAINTIES AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY THAN THOSE INCLUDED WITHIN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND BUSINESS

          MicroTel International, Inc. (the "Company") is a holding company for its three wholly-owned subsidiaries - CXR Telcom Corporation, CXR S.A. and, effective March 26, 1997, XIT Corporation ("XIT"). CXR Telcom Corporation and CXR S.A. design, manufacture and market electronic telecommunication test instruments and data transmission and networking equipment. XIT designs, manufactures, and markets information technology products, including displays and input components, subsystem assemblies, power supplies, hybrid microelectronic and other circuits. The Company conducts its operations from various facilities in the U.S., France, England, and Japan and organizes itself in three product line sectors - Instrumentation and Test Equipment, Components and Subsystem Assemblies, and Circuits.

     BASIS OF PRESENTATION

          The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and therefore do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The unaudited consolidated condensed financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of September 30, 1998 and the results of operations and cash flows for the related interim periods ended September 30, 1998 and 1997. However, these results are not necessarily indicative of results for any other interim period or for the year. It is suggested that the accompanying consolidated condensed financial statements be read in conjunction with the Company's Consolidated Financial Statements included in its 1997 Annual Report on Form 10-K.

                   MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


          In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). Comprehensive income (loss) is comprised of net income
     (loss) and all changes to stockholders' equity except those due to investment by owners (changes in paid-in capital) and distributions to owners (dividends). Accordingly, all periods presented in the accompanying unaudited consolidated condensed financial statements reflect the application of the provisions of this statement.

(2)  LOSS PER SHARE

          The following table illustrates the computation of basic and diluted loss per share (in thousands, except per share amounts):


                                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                 SEPTEMBER 30,             SEPTEMBER 30,
                                                           ----------------------      ----------------------
                                                              1998        1997          1998          1997
NUMERATOR:
Net loss                                                   $    (66)     $ (6,773)     $ (1,231)     $ (8,811)
Less: accretion of the excess of the redemption
value over the carrying value of redeemable
preferred stock                                                  24            15            36            48
                                                           --------      --------      --------      --------
Loss attributable to common stockholders                        (90)       (6,788)       (1,267)       (8,859)

DENOMINATOR:
Weighted average number of common shares outstanding
during the period                                            11,931        11,520        11,929         9,581
                                                           --------      --------      --------      --------

Basic and diluted loss per share                           $   (.01)     $   (.59)     $   (.11)     $   (.92)
                                                           --------      --------      --------      --------
                                                           --------      --------      --------      --------

               The computation of diluted loss per share excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants because their effect was antidilutive due to losses incurred by the Company or such instruments had exercise prices greater than the average market price of the common shares during the periods presented.

                   MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(3)  INVENTORIES

          Inventories consist of the following.

                           September 30, 1998          December 31, 1997
                           ------------------          -----------------
Raw materials                 $ 3,019,000                 $ 3,044,000
Work-in-process                 2,169,000                   2,333,000
Finished goods                  1,276,000                   1,710,000
                              -----------                 -----------
                              $ 6,464,000                 $ 7,087,000
                              -----------                 -----------
                              -----------                 -----------


(4)  BANKING ARRANGEMENTS

          On July 8, 1998, the Company completed a new credit facility with a commercial lender of up to $10.5 million collateralized by substantially all assets of the Company's domestic subsidiaries. The new credit facility provides a term loan of approximately $1.5 million all of which replaced existing domestic term loans, a revolving line of credit of up to $8 million secured by inventory and accounts receivable, of which $493,000 was available to be borrowed at September 30, 1998 and a capital equipment expenditure credit line of up to $1 million all of which was available at September 30, 1998. This credit facility replaced the existing credit facilities of the Company's domestic operating companies, which included both the XIT and CXR Telcom Corporation lines of credit - both of which were paid in full as of the completion of the new facility - and provides expanded borrowing capability based upon available assets from either existing or future-acquired operations. Outstanding borrowing under the new line of credit was $2,213,000 at September 30, 1998 and $2,377,000 under the prior line of credit facilities at December 31, 1997.

(5)  LITIGATION

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

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


(5)  LITIGATION (CONTINUED)

     FRANCIS JOHN GORRY V. MICROTEL INTERNATIONAL, INC.

          In early November 1998, the Company and Mr. Gorry executed a settlement agreement which resolved the dispute between Mr. Gorry and the Company. The terms of the settlement agreement are confidential although the Company has determined that such terms will not have a material adverse affect on the Company's consolidated financial position, results of operations or cash flows.

     SCHEINFELD V. MICROTEL INTERNATIONAL, INC.

          On October 19, 1998 a settlement conference was held in the Supreme court of New York, the outcome of which was inconclusive. A subsequent settlement conference is presently scheduled for November 16, 1998, at which time additional information will be presented to the court by the parties in an attempt to settle the case.

     DANIEL DROR V. MICROTEL INTERNATIONAL, INC.

          In November 1996, the Company entered into an agreement (the "Agreement") with the former Chairman of the Company (Daniel Dror), which involved certain mutual obligations. In December 1997, the former Chairman defaulted on the repayment of the first installment of a debt obligation which was an obligation set forth in the Agreement. Also in December 1997, the former Chairman of the Company, filed suit in the District Court for Galveston County, Texas alleging the Company has breached an alleged oral modification of the Agreement. In January 1998, the Company answered the complaint denying the allegation and the matter is currently being litigated in Texas. The Company believes that the former Chairman's claim is without merit and intends to vigorously defend itself.

          On April 8, 1998, the Company brought an action in the United States District Court in California against the former Chairman for breach of the Agreement and which seeks recovery of a $211,000 debt due the Company. As a result of Mr. Dror's failure to answer the complaint, a default was enter against Mr. Dror on September 4, 1998. On November 3, 1998, the Company entered a Request to Enter Default Judgement against Mr. Dror.

(6)  PRIVATE PLACEMENT

          In June 1998, the Company sold 50 shares of Series A convertible preferred stock (the "Preferred Shares") at $10,000 per share to one institutional investor. On July 8, 1998, the Company sold an additional 150 Preferred Shares at the same per share price to two other institutional investors. Included with the sale of such Preferred Shares were a total of one million warrants (the "Warrants") to purchase the Company's common stock exercisable at $1.25 per share and expiring May 22, 2001.

                   MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


          The Company received net proceeds totaling approximately $1,843,000 after deduction of commissions and transaction-related expenses, and utilized such proceeds for working capital. The Preferred Shares are convertible into the common stock of the Company at the option of the holder thereof at any time after the ninetieth (90th) day from issuance thereof at the conversion price per share of Preferred Share equal to $10,000 divided by the lesser of (x) $1.25 and (y) One Hundred Percent (100%) of the arithmetic average of the three lowest closing bid prices over the forty (40) trading days prior to the exercise date of any such conversion. No more than 20% of the aggregate number of Preferred Shares originally purchased and owned by any single entity may be converted in any thirty (30) day period after the ninetieth (90th) day from issuance. In the event of any liquidation, dissolution or winding up of the Company, the holders of shares of Preferred Shares are entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of the Company's common stock, an amount per share equal to $10,000 for each outstanding Preferred Share. Any unconverted Preferred Shares may be redeemed at the option of the Company for cash at a per share price equal to $11,500 per Preferred Share and any Preferred Shares which remain outstanding as of May 22, 2003 are subject to mandatory redemption by the Company at the same per-share redemption price.

          On October 5, 1998, the Company's registration statement on Form S-1 which registered the common stock underlying the Preferred Shares and the Warrants was declared effective. As of the date hereof, no Preferred Shares have been converted.

(7)  NEW ACCOUNTING PRONOUNCEMENTS

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

                             MICROTEL INTERNATIONAL, INC.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS


WHEN USED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, THE WORDS "MAY," "WILL," "EXPECT," "ANTICIPATE," "CONTINUE," "ESTIMATE," "PROJECT," "INTEND," "SHOULD," "BELIEVE" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 REGARDING EVENTS, CONDITIONS AND FINANCIAL TRENDS THAT MAY AFFECT THE COMPANY'S FUTURE PLANS OF OPERATIONS, BUSINESS STRATEGY, OPERATING COSTS AND FINANCIAL POSITION. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO RISKS AND UNCERTAINTIES AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY THAN THOSE INCLUDED WITHIN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.

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


RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 versus Three Months Ended September 30,
1997

     Net sales for the third quarter of 1998 decreased by $2,424,000 or 21% from those in the same period of the prior year. This decrease resulted primarily from the inclusion of the operating results of the Company's XCEL Arnold Circuits, Inc. subsidiary ("XACI") in the third quarter of 1997. The XACI operating results are not included in the same period in 1998 because the Company sold XACI effective as of March 31, 1998. XACI represented $2,137,000 of this decrease and an additional $247,000 resulted from decreases in net sales at the Company's other Circuits Sector operations. Net sales for the Company's Components Sector increased $389,000 or 12% for the third quarter of 1998 over that of the same period in 1997 as a result of a combination of both volume and price increases. Net sales for the Test Equipment Sector declined by $429,000 resulting principally from declines in the sale of transmission products in the domestic operation and in the sale of networking equipment in France during the third quarter of 1998 compared with the third quarter of 1997.

     Gross profit, as a percentage of net sales, increased from 26% in the third quarter of 1997 to 39% in the third quarter of 1998. This increase resulted primarily from the absence in the third quarter of 1998 of the negative operating results experienced by XACI in the same period in 1997. Consequently, the Company's Circuits Sector's gross profit rose to 15% of net sales for the third quarter of 1998 5% for the same period in 1997. The Company's
Components Sector realized an increase in gross profit as a percentage of net sales to 38% in the third quarter of 1998 versus 29% for the same period in the prior year. This increase resulted from both the increase in sales noted above, certain price increases instituted by the sector in the fourth quarter of 1997 and implementation of a marketing strategy designed to increase sales of higher margin products while concurrently decreasing sales of products with lower gross profit margins.
Gross profit as a percentage of net sales in the Test Equipment Sector rose to 48% in the third quarter in 1998 from 40% in the same period in 1997 as higher margins from the domestic operation's sale of newer test instruments more than offset the small decline in gross profit percentage from foreign operations which experienced an increase in profit the sale of third-party versus in-house products.

     Operating expenses (selling, general and administrative, and engineering and product development) decreased $417,000 from $3,816,000 in the third quarter of 1997 to $3,399,000 in the third quarter of 1998. The principal elements of this decline were: (i) a decrease in 1998 of such expenses for the Circuits Sector of approximately $267,000 resulting from the absence of such expenses associated with XACI of $328,000 in 1998 partially offset in the remainder of the sector of $61,000; (ii) a decrease in such expenses for the Components Sector of approximately $365,000 resulting from reductions in general and administrative costs across the entire sector but most significantly in the United Kingdom and Japan operations; and (iii) a increase in the Test Equipment Sector of approximately $215,000 resulting principally from increases in sales commissions expense associated with sales through sales representative organizations versus in-house accounts.

     Selling expenses increased approximately $67,000 in total and in all sectors as a percentage of sales during the third quarter of 1998 compared to the third quarter of 1997, resulting principally from the increase in the Test Equipment Sector noted above. Total general and administrative expenses decreased by approximately $422,000 or 22% in the third quarter of 1998 over the same period in 1997 as a result of cost reductions in the Components Sector and the absence of such expenses for XACI for the third quarter of 1998. Excluding XACI, general and administrative expenses for the Circuits Sector decreased by approximately $28,000 but increased as a percentage of net sales from 10% in the third quarter of 1997 to 11% in the same period in 1998 as a direct result of the decline in net sales for the sector. In the Components Sector, general and administrative expenses decreased by approximately $339,000 and also decreased as a percentage of net sales from 19% in the third quarter of 1997 to 7% for the same period in 1998 as the sector's operating companies in the United Kingdom and Japan decreased staffing and facility costs as noted above. General and administrative expenses for the Test Equipment Sector remained constant at approximately 9% of net sales while engineering and product development expenses increased as a percent of net sales from 11% in the third quarter of 1997 to 14 % in 1998 due principally to the decrease in sales for the sector. Overall corporate administrative costs remained constant in the third quarter of 1998 compared with the same period in 1997. In the third quarter of 1997, the Company wrote down the carrying value of the goodwill originating from the reverse acquisition with XIT and other goodwill to its net realizable value which resulted in an expense of $5,693,000. No such write down occurred in the third quarter of 1998.

     Interest expense decreased by $7,000 in the third quarter of 1998 versus the third quarter of 1997 reflecting lower average borrowings during the 1998 period. Other income (expense) is principally comprised of foreign currency exchange gains and losses incurred during the respective periods.

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

NINE MONTHS ENDED SEPTEMBER 30, 1998 VERSUS SEPTEMBER 30, 1997

     Net sales for the first nine months of 1998 decreased $3,531,000 or 11% from those in the same period of the prior year which decrease was comprised of: (i) a decline in net sales of the Company's Circuits Sector of $6,011,000, of which $5,321,000 resulted from the inclusion of the operating results of XACI for the entire period in 1997 versus only the first three months of 1998 until its sale effective as of March 31, 1998; (ii) a decrease in net sales of the Company's Components Sector of $409,000; and (iii) an increase in net sales for the Company's Test Equipment Sector of $2,889,000 resulting from the inclusion of CXR for the entire nine month period of 1998 versus only six months and five days during the first nine months of 1997 as a result of the Merger. On a proforma basis, for the first nine months of 1998, CXR experienced a nominal decrease in net sales of approximately $54,000 over the same period in 1997.

     Gross profit, as a percentage of net sales, increased from 25% in the first nine months of 1997 to 33% in the same period in 1998. This increase resulted primarily from the inclusion of the operating results of CXR for the entire nine month period in 1998 versus six months and five days during the first nine months of 1997. In the first nine months of 1998, CXR contributed approximately $5,551,000 or 60% of the Company's total gross profit compared with $4,036,000 or 52% in the first nine months of 1997. Gross profit, as a percentage of net sales, in the Company's Components Sector increased from 31% to 35% and increased by approximately $228,000 in the first nine months of 1998 compared with the same period in 1997 despite a reduction in net sales of $409,000. This increase in gross profit resulted from both the increase in sales noted above, certain price increases instituted by the sector in the fourth quarter of 1997 and implementation of a marketing strategy designed to increase sales of higher margin products while concurrently decreasing sales of products with lower gross profit margins. Gross profit, as a percentage of net sales, in the Company's Circuits Sector increased slightly, from 6% to 7%, in the first nine months of 1997 to 1998 but decreased by approximately $265,000 resulting from the decrease in net sales in the sector as noted above.

     Operating expenses (selling, general and administrative, and engineering and product development) increased $295,000 from $10,163,000 in the first nine months of 1997 to $10,458,000 in the same period of 1998. The principal element of this increase was the inclusion of the operating results of CXR for the entire nine month period in 1998 versus six months and five days during the first nine months of 1997 partially offset by the absence of such expenses in 1998 relating to XACI, subsequent to its sale. Specifically, selling expenses experienced a net increase of approximately $493,000 in the first nine months of 1998 over 1997, primarily as the result of an increase of approximately $1,050,000 attributable to the inclusion of CXR, a decrease of approximately $547,000 resulting from the absence of such expenses associated with XACI due to the sale and a net decrease of approximately $10,000 attributable to all other operations. The increase in general and administrative expense attributable to the inclusion of CXR for the entire nine month period in 1998 of $312,000 was partially offset by the reduction in such expenses of $243,000 resulting from the sale of XACI, a decrease in general corporate overhead expenses of $123,000 and a net increase of approximately $54,000 attributable to all other operations. Engineering and product development expenses increased approximately $424,000 for the first nine months of 1998 from the same period in 1997, substantially all of which was attributable to the inclusion of CXR for the full nine month period in 1998.

     Selling expenses as a percentage of sales for the Test Equipment Sector increased in the first nine months of 1998 compared to the same period in 1997 as a result of spreading relatively fixed selling costs over lower net sales. Such expenses increased slightly from 6% to 7% of net sales from 1997 to 1998 for the Components Sector and from 10% to 11% for the Circuits Sector although actual selling expenses decreased $564,000 principally from the absence of such expenses associated with XACI.

     General and administrative expenses decreased $892,000 in the first nine months of 1998 compared with the same period in 1997 principally as a result of: (i) an increase of $312,000 resulting from the inclusion of CXR for the full nine months in 1998 versus six months and five days for the same period in 1997; (ii) a decrease of $928,000 for the Components Sector; (iii) a decrease of $243,000 resulting from the exclusion of such expenses for XACI subsequent to its sale; (iv) an increase of approximately $90,000 for the remainder of the Circuits Sector; and, (v) a decrease in general corporate expenses of $123,000. The decrease in general and administrative expenses for the Components Sector resulted from reductions in such costs across the entire sector, but most significantly in the United Kingdom operations which reduced staffing and facilities expenses during the second half of 1997. Excluding XACI, general and administrative expenses for the Circuits Sector increased $90,000 and as a percentage of net sales from 7% in the first nine months of 1997 to 12% in the same period in 1998 as a result. In the Components Sector, general and administrative expenses decreased by $928,000 and also decreased as a percentage of net sales from 18% in the first nine months of 1997 compared to 9% for the same period in 1998 as the sector's operating companies in the United Kingdom and Japan decreased personnel and facility costs as noted above. Corporate administrative costs decreased for the first nine months of 1998 compared with the same period in 1997 resulting principally from reduced legal, SEC, NASD and related filing fees associated with the Company's registration of its common stock associated with the Merger and private placement in 1997.

     Interest expense decreased by $123,000 in the first nine months of 1998 versus the same period in 1997 principally as the result of lower borrowings during the 1998 period. Other expense (income) is principally comprised of foreign currency exchange gains and losses incurred during the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

     Cash of $3,133,000 was used in operations during the first nine months of 1998 versus cash of $3,408,000 used in operations in the first nine months of 1997. The decrease in cash used resulted primarily from substantially improved operating results in the 1998 period coupled with changes in working capital management during the respective periods. Significant cash was consumed by XACI to fund continued operating losses until its sale at the end of the first quarter of 1998. Although collection of accounts receivable remained stable during the first nine months of 1998, at the end of the third quarter, the Company's accounts receivable rose due to significant shipments by the Test Equipment Sector at quarter-end. Effective as of March 31, 1998, the Company sold XACI, its principal circuits subsidiary, and in early April, received

$1,350,000 in cash and a note for $650,000 upon the closing of the sale in early April. The cash received was utilized to reduce certain long and short-term bank borrowings and other current debt.

     On July 8, 1998, the Company completed a new credit facility with a commercial lender of up to $10.5 million collateralized by substantially all assets of the Company's domestic subsidiaries. The new credit facility provides a term loan of approximately $1.5 million all of which replaced existing domestic term loans, a revolving line of credit of up to $8 million secured by inventory and accounts receivable, of which $493,000 was available to be borrowed at September 30, 1998 and a capital equipment expenditure credit line of up to $1 million all of which was available at September 30, 1998. This credit facility replaced the existing credit facilities of the Company's domestic operating companies, which included both the XIT and CXR Telcom Corporation lines of credit - both of which were paid in full as of the completion of the new facility - and provides expanded borrowing capability based upon available assets from either existing or future-acquired operations. Outstanding borrowing under the new line of credit was $2,213,000 at September 30, 1998 and $2,377,000 under the prior line of credit facilities at December 31, 1997.

     In June 1998, the Company sold 50 shares of Series A convertible preferred stock (the "Preferred Shares") at $10,000 per share to one institutional investor. On July 8, 1998, the Company sold an additional 150 Preferred Shares at the same per share price to two other institutional investors. Included with the sale of such Preferred Shares were a total of one million warrants to purchase the Company's common stock exercisable at $1.25 per share and expiring May 22, 2001. In total, the Company received net proceeds of approximately $1,847,000 after deduction of commissions and transaction-related expenses and utilized such proceeds for working capital. The Preferred Shares are convertible into the common stock of the Company (see Note 6 to the Consolidated Condensed Financial Statements included elsewhere in this report).

     The Company's Common Stock is currently quoted on the NASDAQ Stock Market ("NASDAQ"). For continued listing, a company, among other things, must maintain a minimum bid price of $1.00 per share. If the Company is unable to satisfy NASDAQ's maintenance criteria, its securities may be delisted from NASDAQ. As of the date of this report, the closing bid price of the Company's common stock has remained below $1.00 per share since July 9, 1998. The Company has received written notification from NASDAQ that its closing bid price must be $1.00 or more for any ten consecutive trading days prior to November 13, 1998 to avoid the Company's common stock being subject to delisting as of the close of business on such date. In such an event, trading in the Company's securities would thereafter be conducted in the over-the-counter market in the "pink sheets" or on the NASD's "Electronic Bulletin Board." As a consequence of such delisting, the Company could likely find it more difficult to obtain capital through an equity offering of its stock.

     While the Company believes that it has made substantial progress toward the achievement of sustainable profitability from its business operations, the specific need for and timing of any subsequent capital requirements and financing arrangements relating thereto will depend upon future results of operations, acquisition opportunities, and other unforeseen factors which cannot presently be predicted. Additionally, delisting of the Company's common stock could adversely affect the Company's ability to obtain additional financing. Further, there can be no assurance that such financing will be available, or that it will be available on terms and conditions acceptable to the Company. If available, any additional equity financings may be dilutive to the Company's stockholders and any debt financing may contain restrictive covenants and additional debt service requirements which could adversely affect the Company's operating results.

YEAR 2000 ISSUE

     The Company continues to assess the impact of the Year 2000 issue on its computer applications and operating systems, equipment which uses embedded software, its products and interactions with third parties in order to determine the Company's state of readiness; costs to address the Company's Year 2000 issues; risks of the Company's Year 2000 issues; and any necessary contingency plans. Certain of the Company's telephone test and transmission software-driven products utilize computer calendar/clock data and are presently Year 2000 compliant. Additionally, information regarding available upgrades necessary to enable previous versions of such products to be made Year 2000 compliant have been made available to purchasers. The majority of the products produced by the Company do not utilize computer calendar/clock data and consequently have no potential Year 2000 issue.

     At certain of its domestic facilities, the Company is currently installing accounting and operations management computer applications which are Year 2000 compliant and which operate on computer operating systems which are also Year 2000 compliant. The Company estimates that the completion of its conversion to such computer systems will occur in early 1999. The Company did not initiate such changes in application and operating software systems in order to accommodate the Year 2000 issue but rather to upgrade and enhance its management information systems capability. As a part of its selection criteria, the Company considered the impact of the Year 2000 issue.

     The Company is currently developing assessment processes to finalize its review of internal Year 2000 issues and expects to shortly begin an evaluation of any potential Year 2000 issues related to third parties. While the Company currently believes that the impact of the Year 2000 issue will not have a material effect on the Company's operations or financial condition, its assessment of this issue is not yet complete and therefore uncertainty exists as to whether material Year 2000 issues exist.

EURO CONVERSION

     The Company has operating subsidiaries located in France and the U.K. with combined net sales from these operations in the first nine months of 1998 approximating 43% of total Company net sales. Net sales from the French subsidiary participating in the Euro conversion were 28% of total Company net sales. The Company is currently assessing the impact of the Euro conversion on its operations.

     The Company's European operations are taking steps to ensure their capability of entering into Euro transactions as of January 1, 1999. It is not anticipated that changes to information technology and other systems necessary to enter these transactions will be material as such systems presently have the capability to utilize multiple currencies.

     While it is difficult to assess the competitive impact of the Euro conversion on the Company's European operations, at this time, the Company does not foresee any material impediments in its ability to compete for orders from customers requesting pricing using the new exchange rate. Since the Company has no significant direct sales between its U.S. operations and Europe, exchange rate risk is regarded as nominal.

LEGAL PROCEEDINGS

     As of the date of this report, there are three legal proceedings pending against the Company (see Note 5 to the Consolidated Condensed Financial Statements included elsewhere in this report). Management believes that the outcome of these pending proceedings will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

OUTLOOK

     The Company's overall strategy is to expand its Test Equipment Sector through the acquisition and/or development of new products, product lines and/or separate operating companies while concurrently continuing to evaluate existing lower-margin or loss operations elsewhere throughout the Company, with a view toward divestment so as to redirect capital to the higher margin Test Equipment Sector. During the last year, the Test Equipment Sector in the United States market acquired and integrated the products of a hand-held, state-of-the-art, customer-premises test equipment manufacturer. The acquired products have replaced existing, aged products and, in a short period of time, have become a significant portion of the net sales of the US operation. This new product line has enabled the Test Equipment Sector in the United States to successfully compete in the large outside plant test equipment market. The caliber of these new products has enabled the Company's CXR Telcom unit to obtain an agreement from Bell Atlantic for the purchase of an estimated $8 million in such products over the next three years. The Company expects to receive additional purchase agreements of similar size from other regional Bell operating companies in the very near term. The French Test Equipment subsidiary is experiencing increased sales in the professional data transmission product market segment which it serves, as competitors continue to exit this high margin but lower volume market segment in favor of the larger, high volume but lower-margin consumer-oriented data transmission market segment. The Company believes continued improvement in operating results will continue in the fourth quarter for this operation particularly in light of its ability to supply professional product customized to its customers specifications.

     In addition to the foregoing, the Company continues to seek to maximize short to intermediate term profitability on existing maturing product lines in all sectors through price increases and lower operating costs. In July 1998, the Company's XIT subsidiary implemented cost reductions designed to significantly lower annual operating expenses by approximately $425,000. At the end of October 1998, the Company restructured its operations and again reduced overhead costs at XIT and one of its circuits divisions which lower annual operating costs by approximately $970,000. Additionally, on October 8, 1998 the Company's U. K.-based subsidiary was awarded a contract expected to result in $8 million in new revenues over four years commencing in the first quarter of 1999.

     This tactical approach has resulted in the Company reducing its net loss throughout 1998 from $947,000 in the first quarter, to $218,000 in the second quarter and finally to $66,000 in the third quarter. Although there are no assurances as to the Company's future results of operations, management believes that the Company's current overall strategy and related cost reductions will assist it in reaching its goal of profitability in the final quarter of 1998 and thereafter.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     See Note 5 - Litigation in the accompanying Notes to Unaudited Consolidated Condensed Financial Statements; Part II, Item 1 of the Registrant's Quarterly Reports on Form 10-Q filed on May 15, 1998 and August 13; 1998; Legal Proceedings section of Item 3 of the Registrant's Annual Report on Form 10-K filed on April 15, 1998; and Legal Proceeding section of the Registrant's Form S-1 declared effective October 5, 1998 for a description of previously reported proceedings.

Item 2.  Changes in Securities and Use of Proceeds

     (a)  None.
     (b)  None.
     (c) During June and July 1998, the Company, through its Placement Agent Pacific Continental Securities Corporation, completed the sale to three institutional investors of 200 shares of Series A convertible preferred stock (the "Preferred Shares") at $10,000 per share and one million warrants to purchase the Company's common stock exercisable at $1.25 per share, expiring May 22, 2001. The offering was completed on July 8, 1998 and the Company received net proceeds of approximately $1,843,000 after deduction of commissions and transaction-related expenses and utilized such proceeds for working capital. The Preferred Shares are convertible into the common stock of the Company at the option of the holder thereof at any time after the ninetieth
          (90th) day from issuance thereof at the conversion price per share of Preferred Share equal to $10,000 divided by the lesser of (x) $1.25 and (y) One Hundred Percent (100%) of the arithmetic average of the three lowest closing bid prices over the forty (40) trading days prior to the exercise date of any such conversion. No more than 20% of the aggregate number of Preferred Shares originally purchased and owned by any single entity may be converted in any thirty (30) day period after the ninetieth (90th) day from issuance. In the event of any liquidation, dissolution or winding up of the Company, the holders of shares of Preferred Shares are entitled to receive, prior and in preference to any distribution of any of the assets of this corporation to the holders of the Company's common stock by reason of their ownership, an amount per share equal to $10,000 for each outstanding Preferred Share. Any unconverted Preferred Shares may be redeemed at the option of the Company for cash at a per share price equal to $11,500 per Preferred Share and any Preferred Shares which remain outstanding as of May 22, 2003 are subject to mandatory redemption by the Company at the same per-share redemption price.
          On October 5, 1998, the Company's registration statement on Form S-1 which registered the common stock underlying the Preferred Shares and the Warrants was declared effective. As of the date hereof, no Preferred Shares have been converted.
     (d)  Not applicable.

Item 3.  Defaults upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

         EXHIBIT        DESCRIPTION
         NUMBER

         27 Unaudited Financial Data Schedule for the nine months ended September 30, 1998.

     (b)  Reports on Form 8-K:

          Reports on Form 8-K were filed as follows:

          (1) Dated July 8, 1998 under Item 5. Other Events was filed on July 30, 1998.

                                    SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              MicroTel International, Inc.


November 13, 1998                            /S/ Carmine T. Oliva
                                             ----------------------------
                                             Carmine T. Oliva
                                             Chief Executive Officer
                                             (Principal Executive Officer)



                                              /S/ James P. Butler
                                              --------------------------
                                              James P. Butler
                                              Chief Financial Officer
                                             (Principal Accounting and
                                              Financial Officer)