Form 10-K
period 1998-12-31
MICROTEL INTERNATIONAL INC
filed 1999-03-31
CIK 854852

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998,
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

         FOR THE TRANSITION PERIOD FROM______________ TO______________

                         COMMISSION FILE NUMBER 1-10346
                            ------------------------

                          MICROTEL INTERNATIONAL, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             77-0226211
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                     No.)

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

                                      None

                                 TITLE OF CLASS
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock at March 26, 1999 held by nonaffiliates was approximately $8,218,000.

    As of March 26, 1999 there were 16,435,546 shares of Common Stock, Par Value $.0033, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE. The definitive proxy statement in respect of the 1999 Annual Meeting of Shareholders of the Company is incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    WHEN USED ANYWHERE IN THE DISCUSSION OF "BUSINESS" BELOW, THE WORDS "MAY," "WILL," "EXPECT," "ANTICIPATE," "CONTINUE," "ESTIMATE," "PROJECT," "INTEND," "SHOULD," "BELIEVE," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 REGARDING EVENTS, CONDITIONS AND FINANCIAL TRENDS THAT MAY AFFECT THE COMPANY'S FUTURE PLANS OF OPERATIONS, BUSINESS STRATEGY, OPERATING COSTS AND FINANCIAL POSITION. SPECIFICALLY, FORWARD-LOOKING STATEMENTS ARE INCLUDED IN THE FOLLOWING SECTIONS
BELOW: "OVERVIEW;" "INSTRUMENTATION AND TEST EQUIPMENT SECTOR;" "COMPONENTS AND SUBSYSTEM ASSEMBLIES SECTOR;" "CIRCUITS SECTOR;" "PRODUCT DEVELOPMENT AND ENGINEERING;" "COMPETITION;" "REGULATION;" AND "EMPLOYEES." PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO RISKS AND UNCERTAINTIES AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INCLUDED WITHIN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.

OVERVIEW

    MicroTel International, Inc. (the "Company") is a holding company which, through its various direct and indirect operating subsidiaries, designs, manufactures and distributes a wide range of electronics hardware products and provides related services primarily to the telecommunications industry. Approximately 55% of the Company's product sales are to customers in the telecommunications industries, including AT&T and the Regional Bell Operating Companies ("RBOCs") domestically, and France Telecom in Europe. The foregoing excludes the product sales of the Company's 41% owned affiliate company, Digital Transmission Systems, Inc. ("DTS"), which sells principally to wireless telephone service providers, as such sales are not included in the Company's consolidated financial statements. The remainder of the sales are various information technology products for industrial, medical, military and aerospace applications. The Company does not market the products manufactured and distributed by its subsidiaries in connection with the "MicroTel" name but rather such products are distributed under each subsidiary's market-recognized brand-names.

    The Company's objective is to become a leader in quality, cost effective solutions to meet the global requirements of telecommunications and information technology customers. The Company believes that it can achieve this objective through customer-oriented product development, superior product solutions, and excellence in local market service and support in North America, Europe and Asia.

    In 1984, MicroTel International, Inc. began operations as CXR Telcom Corporation. In 1989, a holding company, CXR Corporation, a Delaware corporation, was formed with two operating subsidiaries, CXR Telcom Corporation, based in the United States, and CXR, S.A., based in France (collectively, "CXR"). CXR manufactures and distributes telecommunications testing and transmission equipment. In 1995, CXR Corporation changed its name to MicroTel International, Inc.

    On March 26, 1997, the Company consummated a merger pursuant to which XIT Corporation ("XIT") became a wholly-owned subsidiary of the Company, with XIT as the surviving subsidiary (the "Merger"). Because the Merger was accounted for as a reverse acquisition, historical financial information referred to herein as that of the Company shall refer to the historical financial information of XIT.

    Prior to 1991, XIT produced video display products, bare printed circuit boards, digital switches, keyboards, keypads and other components primarily for military, aerospace and medical applications. In

1991, XIT began a fundamental transition of its business operations by divesting $1.5 million in unprofitable bare printed circuit board volume and $3.5 million in low margin standard keyboards. During that year, XIT relocated its corporate headquarters, its Digitran Division's input and display component business, and its circuit division to Ontario and Monrovia, California from Pasadena, California and focused its circuits manufacturing on low volume, high margin double-sided and multi-layer circuit boards. Commencing in that year, XIT also began investing heavily in research and development in order to diversify its information technology product line and reduce its dependence on military and aerospace sales.

    Commencing in 1994, XIT began to implement a business strategy of acquiring strategically complementary businesses and product lines. In July 1994, XIT acquired approximately 85% of HyComp, Inc. through a share exchange with the majority shareholders. HyComp, formed in 1969, designs and manufactures hybrid circuits, resistor networks, and thin film components. HyComp's products are for high-reliability applications where they must withstand extremes of temperature, humidity or environment. These products have a variety of uses in communications electronics, military, aerospace, medical, computer and industrial controls. Subsequently, XIT acquired an additional approximate 7% of HyComp Common Stock through an exchange of XIT common stock for HyComp common shares. As a result of the exercise of certain HyComp stock options in 1997, the Company's ownership of the common shares outstanding of HyComp was reduced to 88.5%. As part of the Company's strategic plan to focus on telecommunications product sales only and exit the circuits business, on March 1, 1999 the Company accepted an offer to sell substantially all the assets and liabilities of HyComp to a public corporation. The sale is expected to close on or about March 31, 1999.

    In May 1995, XIT acquired certain work in process from a bankrupt printed circuit board and contract manufacturing company and established XCEL Contract Manufacturing Division (XCMD) temporarily located in Philadelphia, Pennsylvania. The Company continues to service certain of the XCMD customers from its Ontario and Monrovia facilities, but has since closed its Philadelphia operation.

    In May 1995, XIT sold its Computron Display Systems Division ("Computron") based in Illinois, a manufacturer of higher cost custom color and monochrome display monitors, for approximately $1.8 million. Computron was sold based on XIT management's determination that the demand for its monochrome product lines was declining and its custom color product was too high in cost. Further, XIT's growth in the monitor product area was then expected to be derived from its low cost standard color cathode ray tube ("CRT") product line, branded XCEL-Lite, as well as a full range of flat panel products manufactured at its Digitran Division. As part of the Company's strategic plan, the Company sold its XCEL-Lite product line to a private company in December 1998.

    In September 1995, through a newly established wholly-owned subsidiary XCEL Arnold Circuits, Inc. ("XCEL Arnold"), XIT completed the acquisition of Arnold Circuits, Inc., a La Habra, California manufacturer of complex multi-layer, surface mount circuit boards used in sophisticated electronic equipment for the communications, computer, instrumentation and industrial controls industries. XCEL Arnold's circuit boards are used principally in cellular telephone transmission products. Due to a decline in its major customer's business and as part of the Company's strategic plan, management decided to exit this business. On April 9, 1998, the Company sold certain of the assets of XCEL Arnold to a private corporation which also assumed certain liabilities (see Note 3 to the Consolidated Financial Statements included elsewhere herein).

    In April 1996, XCEL Arnold completed the acquisition of Etch-Tek, Inc. ("Etch-Tek"), a manufacturer of quick turn and prototype quantities of double sided and high multi-layer count printed circuit boards. Etch-Tek, located in Concord, California, was originally established as a division of XCEL Arnold and operated as the XCEL Etch Tek Division of XCEL Arnold. The assets of Etch Tek were not included in the sale of XCEL Arnold and, following such sale, Etch-Tek operates as a division of XIT Corporation and will be retained as part of the Company primarily to supply printed circuits to its other operating business units and affiliated company, DTS.

    In September 1996, XCEL Corporation, Ltd. ("XCEL UK"), the Company's United Kingdom subsidiary, acquired Abbott Electronics, Ltd. ("Abbott"). XCEL UK operates Abbott as a wholly-owned subsidiary of XCEL UK trading as XCEL Power Systems, Ltd ("XPS"). XPS designs and manufactures high and low voltage, high specification, compact and micro-electronic power supplies to meet rugged environmental and high tolerance electrical requirements for telecommunications, aerospace and military applications.

    In accordance with its strategic plan to focus on the sale of telecommunication products, in the fall of 1996, XIT began negotiations with MicroTel with respect to the Merger. Management believes that the Merger enhanced the Company's ability to service its telecommunications and information technology customers, created additional marketing opportunities both geographically and across product lines, and provided cost savings by the internal sourcing of components by MicroTel's subsidiaries formerly purchased from outside third-party vendors.

    In October 1997, the Company acquired all the capital stock of Critical Communications Incorporated ("Critical"), a manufacturer of telecommunication test instruments located in St. Charles, Illinois. The Company has transferred manufacturing of Critical's products to its CXR Telcom subsidiary in Fremont, California and has maintained the remaining operation as a product engineering and development, customer service and mid-west sales office where it previously lacked a presence.

    In January 1999, the Company acquired approximately 41% of the common stock of Digital Transmission Systems, Inc., a public company (OTC BB-- DTSX), thus expanding the Company's range of products to include wireless voice and data transmission products.

    Within the electronics industry, the Company now manufactures and distributes three product lines and is organized into three related business sectors which are discussed below.

1. INSTRUMENTATION AND TEST EQUIPMENT SECTOR

    The Company's Instrumentation and Test Equipment products are manufactured by CXR, CXR, S.A. and DTS. In addition, CXR, S.A. performs network integration services and distributes test equipment and data, voice and video transmission products manufactured by third parties. Their customers include AT&T, France Telecom, the RBOCs, Nextel, Altel, interconnect carriers, independent telephone operating companies, private communications networks, banks, brokerage firms and Government agencies.

    TELECOM TEST INSTRUMENTS. The CXR line of test instruments measure the transmission characteristics of telephone circuits. In the United States, the market for this test equipment has expanded as a result of the AT&T divestiture of the RBOCs and the trend towards user ownership of equipment. As a result of the AT&T divestiture, local telephone operating companies have been forced to develop their own internal capacity to identify and isolate troubles in the network transmission facilities in both telephone company owned or subscriber owned equipment.

    In October 1997, the Company acquired all the capital stock of Critical Communications Incorporated ("Critical") of St. Charles, Illinois in a stock-for-stock exchange. Founded in 1991, Critical is a provider of sophisticated, state-of-the-art, portable telephone test instruments used by both long-distance carriers and local telephone service providers as well as by corporate and government telecommunications end users. The Company incorporated the manufacturing operations of Critical into those of CXR Telcom and distributes its products through both existing CXR and Critical sales channels. This acquisition expanded the previous CXR product offering to include additional software-driven, user-friendly and cost-competitive hand-held products. These products have broadened CXR's penetration of the Installation and Maintenance ("I&M") segment of the telecommunications marketplace--i.e. that segment in which corporate service installations and maintenance are provided by the various telephone companies. While CXR's existing I&M products were used extensively in the Central Office testing environment (which necessitates the use of a multi-function, all-in-one test instrument), Critical's products are primarily designed to service the test instrument needs at outside plant service installations, where lightweight, portable products requiring fewer functional testing features are required. It is particularly in this market segment, where CXR presently competes with only one, outdated product, that the Critical product line has begun to have significant impact.

    The current line of test equipment manufactured and sold by CXR consists primarily of the new 700 Series of Transmission test sets acquired from Critical Communications which are a modular, rugged, lightweight and hand-held line of products which are principally used by telephone companies to qualify and certify the service offerings to end users. These sets are configured in a variety of models designed to perform analog and digital measurements on voice grade and wide band circuit applications. Testing of the physical copper pair and qualifying it for the new wide band digital services applications is becoming the primary concern on the part of telephone companies. These services include the Digital Data Service (DDS), High Capacity Digital Subscriber loops
(HDSL) and Asymmetrical Digital Subscriber loops (ADSL). Additionally, the modular nature of the equipment's design provides an upgrade path for optional testing of the signaling parameters over the telephony network, simulation of the Central Office (CO) and simulation of the Private Branch Exchange (PBX). The 700 series can also be equipped with the modules necessary to perform the digital tests required to qualify the data transmission rates for service offered to ultimate users. These rates range from basic modem rates to the higher speeds of the Pulse Coded Modulation (PCM) network (1.5 million bits per second (Mb/s)).

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

    TRANSMISSION PRODUCTS. CXR develops, manufactures, and sells a broad line of Anderson Jacobson ("AJ") modem products. These include modem models operating at data rates from 2400 bits per second (bps) through 56,000 bps. These are sold as rackmount modems for use at central communication/ computer sites, or as stand-alone modems for use at remote sites. All of the AJ models are "feature rich" modems that generally offer more capabilities and flexibility than competing products.

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

    The AJ Smart Rack is a modem management enclosure that accommodates 16 modular card modems that allow data center managers to keep track of configurations, diagnostics, alarms and system status at all times through a menu driven user interface. The main advantage of the Smart Rack is the simplicity of keeping track of all activities with real time monitoring and reporting using simple easy to read display screens. Also an on-board modem allows access from remote locations and the ability to dial a predefined sequence of numbers for alarm reporting.

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

    In March 1997, CXR introduced a new product line, the AJ 6900 series for T-1 and fractional T-1 CSU-DSU applications. These products provide for the direct interface between the customer's equipment and the T-1 facilities. The AJ 6900 series operates at any multiple 56K or 64K b/s, including current Frame Relay data rates. Built-in multiplexer ports allow simultaneous connections to a PBX or channel bank which shares the same T-1 facility. The AJ 6900 series has an integrated Simple Network Management Protocol (SNMP) and therefore can easily be used by any compatible network management system using SNMP.

    With the acquisition of an interest in DTS, the Company plans to offer its own transmission products in the United States and Europe together with DTS's scaleable network access products to wireless service companies that provide low cost, high quality voice and data services. The integrated solutions provided by DTS combine voice signals from cell site base stations, control signals such as alarms and high speed data from other digital service and transmits them to switching centers of the wireless service provider. The innovative form factor of the DTS equipment, together with advanced diagnostic features allow wireless carriers to troubleshoot and manage their networks in a non-intrusive manner. DTS provides products to a number of domestic wireless service customers including Nextel, Altel, AirTouch and GTE MobilNet.

    NETWORK SERVER PRODUCTS. In 1998, CXR developed and introduced to field trial a new product offering, a Remote Access Server (RAS), to address the Internet Service Provider (ISP) market and corporate communication users. The RAS-248, RAS-496 and RAS 3096+ products provide high density communication to accommodate the incoming traffic from high speed Modems (56Kb/s), ISDN Terminal Adapters (TA), Primary rate ISDN and at the PCM rates for both the US and the International standards. The product implements a secure 128 bit encryption, which operates using the Windows NT operating system platform. Also, the product line features an adaptability to Web Caching with application server options, built-in protocol analysis and is compatible with the Local Area Network (LAN) infrastructures and its various topologies. Like all of the AJ data transmission products, the RAS family uses the SNMP management Protocol and therefore can be very easily configured and managed from any location capable of using SNMP system. These products were formally introduced to the market in the third quarter of 1998.

    NETWORKING SYSTEMS. In 1996, CXR, S.A. formed a new business unit to market several lines of products used to build data and voice networks. All of these products are sourced from third-party vendors under distributorship or OEM arrangements. The "product" marketed to its customers is a turn-key solution using these products and includes network design, installation and maintenance.

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

2. COMPONENTS AND SUBSYSTEM ASSEMBLIES SECTOR

    Components and Subsystem Assemblies products are produced and/or sold by XIT's Digitran Division, based in Ontario, California, XCEL UK and XPS, wholly-owned subsidiaries of XIT based in England, and another wholly-owned subsidiary, XCEL Japan, Ltd. The Company has downsized these businesses throughout 1998 and is currently producing only those products with relatively higher margins. The Company will not attempt to expand these businesses but rather will operate them so as to maximize their profitability or sell them in order to support the Company's expansion into the telecommunications hardware business sector.

COMPONENTS

    XIT's Digitran Division manufactures and sells digital switch products serving aerospace, military, communications, industrial and commercial applications. Thumbwheel, push button, and lever modules, together with assemblies, are manufactured in 16 different model families. The Digitran Division also offers a wide variety of custom keypads.

    The Digitran Division previously produced the XCEL-Lite display color monitor product which was sold in December 1998. Color and monochrome monitors (including XCEL-Lite) continue to be sold in Europe through XCEL UK.

    XPS, located in Ashford, Kent, England, produces a range of high and low voltage, high specification, compact and microelectronic power supplies for an international customer base, including telecommunications, aerospace and military customers.

SUBSYSTEMS

    The Company's Digitran division discontinued the manufacture of subsystem assemblies for outside customers and now concentrates on assembling components and products for several other of the Company's other business operations including DTS.

    However, the Company's XCEL UK subsidiary does continue to offer complete manufacturing solutions to OEMs, outside and internal divisions and subsidiaries, including concurrent engineering, assembly of printed circuit boards and front panel assemblies incorporating its input and display components, assembly of subsystems, test engineering, software development and accessory packaging. The Company's XCEL UK subsidiary believes its ability to manufacture various electronic components, combined with its engineering integration capability, provides it with a number of competitive advantages in providing custom contract assembled subsystem assemblies. By integrating the Company's printed circuit boards and components, XCEL UK is able to engineer and manufacture communications, medical, industrial, and military weapons input and display subsystems and other subsystem assemblies.

3. CIRCUITS SECTOR

    The Company's printed circuit boards are produced by the XCEL Etch Tek and XCEL Circuits divisions of XIT, located in Concord and Monrovia, California respectively, and HyComp, Inc. ("HyComp"), an approximately 89% owned subsidiary of XIT based in Marlborough, Massachusetts, the assets of which are currently anticipated to be sold on March 31, 1999. Until March 31, 1998, the Company produced printed circuits at its XCEL Arnold Circuits, Inc. subsidiary ("XCEL Arnold") located in La Habra, California. On April 9, 1998, the Company completed the sale, effective as of March 31, 1998, of substantially all of the assets of XCEL Arnold to Arnold Circuits, Inc., a newly formed entity formed to consummate the purchase. With the sale of the HyComp business, the Company will have effectively exited the circuits business. The Company has downsized XCEL Etch Tek and combined the XCEL Circuits division under the management structure of XCEL Etch Tek and plans to maintain these operations as predominantly captive suppliers to its other operating divisions, subsidiaries and affiliate.

CUSTOMERS AND MARKETING

    Customers for the Company's Instrumentation and Test product line include AT&T, the RBOCs, international telephone companies--including France Telecom--and private communications networks. Datacom test equipment and modem equipment are purchased by telecommunications equipment manufacturers and used in the design, manufacture, installation and maintenance of the electronic equipment they provide. Telecom test instruments are purchased by the major long distance and local loop carriers.

    During the periods presented in this report, the customers for the Circuits Sector included GenRad, Raytheon, Lockheed Martin, Tektronics, Teradyne, Holland Signal, Racal, EFW and Loral, among others.

    The principal customers for Components and Subsystems are OEMs in the electronics industry and include manufacturers of communications equipment, industrial computers, automatic teller machines, medical devices, industrial instruments and test equipment, and aerospace and military products. Such customers include Boeing, Lockheed Martin, Raytheon, Litton, Rockwell, Teledyne, Honeywell, NCR, Eastman Kodak, British Aerospace, Aerospatiale, Pilkington, Sagem, Toshiba and Hyundai, among many others.

    The Company's largest customer was Motorola which accounted for approximately 3%, 14%, 34% and 41% of the net sales for the year ended December 31, 1998 and 1997, the three months ended December 31, 1996 and the year ended September 30, 1996, respectively. These sales were made by XCEL Arnold, the assets of which were sold by the Company effective March 31, 1998. No other customer accounted for more than 10% of the Company's net sales for these periods.

    The Company markets its products through a combination of direct sales engineers, distributors and independent sales representatives primarily in the United States, Europe and Japan (See Note 15 to the Consolidated Financial Statements included elsewhere in this Report).

BACKLOG

    The Company's business is not generally seasonal, with the exception that the printed circuit board industry generally slows in the last calendar quarter of each year and capital equipment purchases are lower than average during the first quarter of each year, impacting the Instrumentation and Test Equipment sector. The Company's backlog of firm, unshipped orders was as follows by business sector at December 31, 1998, 1997 and 1996, and September 30, 1996, respectively.

                                                                          DEC. 31,      DEC. 31,      SEPT. 30,
                                                         DEC. 31, 1998      1997          1996          1996
                                                         -------------  ------------  ------------  -------------
                                                                              (IN THOUSANDS)
Instrumentation and Test Equipment.....................    $   1,861     $      985    $       --     $      --
Components and Subsystem Assemblies....................        7,137          6,452         8,888         9,187
Circuits...............................................          993          5,397         5,880        11,019
                                                              ------    ------------  ------------  -------------
                                                           $   9,991     $   12,834    $   14,768     $  20,206
                                                              ------    ------------  ------------  -------------
                                                              ------    ------------  ------------  -------------

    The backlog for the Instrumentation and Test Equipment Sector at December 31, 1998 and 1997 is that of CXR, acquired on March 26, 1997, and, while historically the backlog for this Sector has been nominal, the substantial increase as of December 31, 1998 results from the acquisition of purchase agreements with certain RBOC's in the fourth quarter of 1998. Backlog for CXR is not deemed a significant measure of its business, as its customers generally order on a just-in-time basis. The increase in backlog for the Components and Subsystem Assemblies Sector at December 31, 1998 resulted from an increase of approximately $1,060,000 at XPS principally in the fourth quarter of 1998 and an increase in the orders for the remainder of the Sector from programs which did not order in 1997, thus contributing to the decline from December 31, 1996 to December 31, 1997. The Sector's backlog at September 30, 1996 was principally due to the backlog of XPS, acquired in September 1996, of $5,992,000. Order backlog for

XPS is volatile and the decline from September 30, 1996 to December 31, 1997 did not indicate an adverse trend. The Company's order backlog at December 31, 1998 will be mostly shipped during 1999, with the exception of approximately $908,000 of orders at XIT (Components) whose fulfillment will extend beyond 1999. The overall decline in backlog for the Circuits Sector from December 31, 1997 to December 31, 1998 was principally the result of the sale of XCEL Arnold, which had a backlog of approximately $3,400,000 at December 31, 1997. The decline in backlog for this sector in 1996 resulted from XCEL Arnold's major customer, Motorola, changing its ordering pattern, compounded in 1997 by a deferral of orders by this customer pending correction of late delivery problems. Motorola, as a matter of policy, reduced its order quantities from a 12 month supply in the September 30, 1995 time frame to a 3 to 6 month supply beginning in the September 30, 1996 time frame and thereafter. The backlog of DTS is not included in the foregoing.

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

PRODUCT DEVELOPMENT AND ENGINEERING

    The Company's product development and engineering is critical in view of rapid technological innovation in the electronics hardware industry. Current research and development efforts are concentrated in the Instrumentation and Test Equipment Sector (CXR) and at HyComp. For the year ended December 31, 1998 and 1997, the three months ended December 31, 1996 and the year ended September 30, 1996, engineering and product development costs of the Company were $2,454,000, $2,046,000, $69,000 and $309,000, respectively.

    The product development costs of CXR were $2,202,000, $1,797,000 and $2,612,000 during the years ended December 31, 1998, 1997 and 1996, respectively. These product development costs were related primarily to development of new telecommunications test equipment, trunk testing system products and data communications equipment. Current research expenditures are directed principally towards enhancements to the current test instrument product line and development of increased band width (faster speed) transmission products. These expenditures are intended to improve market share and gross profit margins, although no assurances may be given that such improvements will be achieved.

    CXR also makes use of the latest CAD (Computer Aided Design) equipment to design and package its products. This puts CXR in the position to take full advantage of the latest CAE (Computer Aided Engineering), and EDA (Engineering Design Automation) workstation tools to design, simulate and test its advanced product features or product enhancements for custom circuits and miniaturization purposes. With the above mentioned tools, product developments are turned around quickly, keeping the highest quality and reliability integrated as part of the overall development process. This kind of capability also allows CXR to offer custom featured designs for the potentially expanding Original Equipment Manufacturer (OEM) customers, whose needs require the integration of CXR's products with their own.

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

    The market for printed circuit boards in the United States is fragmented and very competitive. The Company believes there are over 700 companies producing circuit boards in the United States. XIT competes primarily against other independent manufacturers. While there are no dominant manufacturers in the segment of the industry served by XIT, the Company also faces competition in this sector from certain captive circuit board manufacturers who seek orders in the open market to fill excess capacity, thereby increasing price competition. A number of the Company's competitors are larger than the Company and have greater financial, marketing and other resources. It is for these reasons in combination with the Company's strategic plan that the Company has effectively exited this market.

    The Company's Components and Subsystem Assemblies Sector competes in a highly fragmented market composed of a diverse group of manufacturers. The Company believes that the primary bases of competition in this market segment are capability, price, manufacturing quality, advanced manufacturing technology and reliable delivery. The Company believes that by focusing on low to medium-volume production, and by manufacturing subsystems using its in-house manufactured components, the Company can compete, particularly in Europe. Additionally, by taking on a wider range of systems than its larger competitors and by having access to a diversified customer base, the Company believes it is able to diversify its workload and is not as dependent as some of its competitors on individual contracts, customers or industries.

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

EMPLOYEES

    As of December 31, 1998, the Company employed 303 persons. Of these employees, 201 employees are employed in the United States and 102 are employed in Europe and Japan. None of the Company's employees are represented by unions and there have not been any work stoppages at any of the Company's facilities. The Company believes that its relationship with its employees is good.

ITEM 2. PROPERTIES

    The Company leases or owns approximately 205,000 square feet of administrative, production, storage and shipping space. All of these facilities are leased other than the Abondant, France facility. The Ontario facility is owned by Capital Source Partners, a California real estate partnership in which XIT holds a 50% ownership interest.

BUSINESS UNIT                                                    LOCATION                       FUNCTION
---------------------------------------------------  --------------------------------  ---------------------------
XCEL Information Technologies/Digitran               Ontario, California               Corporate headquarters/
  (Components and subsystem assemblies)                                                Manufacturing
XCEL Circuit Division                                Monrovia, California              Manufacturing
  (Circuits)
XCEL Etch Tek                                        Concord, California               Administrative/
  (Circuits)                                                                           Manufacturing
XCEL Power Systems                                   Ashford, United Kingdom           Administrative/
  (Components and subsystem assemblies)                                                Manufacturing
XCEL Japan, Ltd.                                     Tokyo, Japan                      Administrative/
  (Components and subsystem assemblies)                                                Assembly
HyComp, Inc.                                         Marlborough, Massachusetts        Administration/
  (Circuits)                                                                           Manufacturing
CXR, S.A                                             Paris, France                     Administrative
  (Instrumentation and test equipment)
CXR, S.A.                                            Abondant, France                  Manufacturing
  (Instrumentation and test equipment)
CXR                                                  Fremont, California               Administrative/
  (Instrumentation and test equipment)                                                 Manufacturing

    The lease for the Fremont facility will expire in or about September 2002, with one five-year renewal option. The lease for the Paris, France facility expires in April 2007. The Ontario facility is covered by a lease that expires in September 2006, with options to extend until September 2010. The Monrovia facility is covered by a lease that expires in October 1999. The Concord facility is subject to a lease that expires in September 2001, with options to renew until April 2016. The Marlborough facility is subject to a lease which expires in October 2000, and the Tokyo facility is subject to a lease which expires in March 2000. The Ashford facility is subject to a fifteen-year lease which expires in September 2011, subject to the right of the Company to terminate the lease after five years, and the rights of the Company or the landlord to terminate the lease after ten years.

    The Company believes that these facilities are adequate for the current business operations.

ITEM 3. LEGAL PROCEEDINGS

SCHEINFELD V. MICROTEL INTERNATIONAL, INC.

    In October 1996, David Scheinfeld brought an action in the Supreme Court of the State of New York, County of New York, to recover monetary damages in the amount of $300,000 allegedly sustained by the failure of the Company, its stock transfer agent and its counsel to timely deliver and register 40,000 shares of Common Stock purchased by Mr. Scheinfeld. The Company was informed by Mr. Scheinfeld that in order to settle his claims, the Company would have to issue him unrestricted shares of common stock. Since, in the absence of registrations, the Company could not issue unrestricted shares, the Company answered Mr. Scheinfeld's motion and sought to compel him to serve a complaint upon the defendants. On June 30, 1997, the complaint was served, and the Company has subsequently answered, denying the material allegations of the complaint. In August 1997, the Company served discovery requests on Mr. Scheinfeld, who was initially obligated to respond by September 12, 1997. Several court scheduling and preliminary settlement conferences were held during 1998 with no definitive outcome. Discovery is presently scheduled to be completed during April 1999.

    Although the ultimate outcome of this matter cannot be predicted with certainty, pending actual resolution, management believes the disposition of this matter will not have a material adverse affect on the consolidated financial position, results of operations or cash flows.

DANIEL DROR & ELK INTERNATIONAL, INC. V. MICROTEL INTERNATIONAL, INC.

    In November 1996, the Company entered into an agreement (the "Agreement") with the former Chairman of the Company, which involved certain mutual obligations. In December 1997, the former Chairman defaulted on the repayment of the first installment of a debt obligation which was an obligation set forth in the Agreement. Also in December 1997, the former Chairman of the Company, filed suit in the District Court for Galveston County, Texas alleging the Company had breached an alleged oral modification of the Agreement. In January 1998, the Company answered the complaint denying the allegation and litigation commenced in Texas.

    In April 1998, the Company brought an action in California against the former Chairman for breach of the Agreement and sought recovery of all stock, warrants and debt due the Company. The Company obtained a judgement against the former Chairman in this litigation.

    In December 1997, Elk International Corporation Limited ("Elk"), a stockholder of the Company, brought an action in Texas against the Company's current Chairman and an unrelated party, alleging certain misrepresentations during the merger discussions between XIT and the Company. In February 1999, Elk filed suit against the Company and the current Chairman in connection with a stop transfer placed by the Company on certain common shares held by Elk.

    On March 1, 1999, the parties entered into a settlement agreement which terminated all of the actions discussed in the previous three paragraphs. The agreement calls for the Company to issue to Elk, Dror and other parties a combination of cash, stock and warrants which have an aggregated fair value of approximately $130,000. The cash portion of the settlement is $60,000 and is payable over a six month period. The Company has properly accrued for this settlement in the accompanying 1998 consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(A) MARKET INFORMATION.

    Since September 11, 1996, the Company's common stock has been trading on the NASDAQ SmallCap Market under the symbol MCTL, until February 19, 1999 when the symbol changed to MCTLC (see below). Prior to that date, the shares of the Company's common stock had been listed on the American Stock Exchange under the symbol MOL. Accordingly, the tables below reflect the high and low sales prices for a share of the Company's common stock during the period they were listed on the AMEX, and the high and low bid information for the period during which they were listed on the Nasdaq SmallCap(SM) Market ("Nasdaq"). The quotations below for dates commencing September 11, 1996 reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

    On August 13, 1998, the Company received notice from Nasdaq that the closing bid price of the Company's common stock had fallen below Nasdaq's minimum requirement of $1.00 for the prior 30 consecutive trading days and that unless the closing bid price could be maintained at or above $1.00 for ten consecutive trading days prior to November 13, 1998, the Company's common stock would be delisted by Nasdaq. By November 12, 1998, the closing bid price of the Company's common stock had not traded at or above $1.00 as required and, on that date, the Company requested that Nasdaq conduct a hearing to review the Company's plans for compliance with the minimum bid requirement. The hearing was conducted on January 22, 1999 and on February 17, 1999, Nasdaq advised the Company that, in Nasdaq's view, "...the Company had presented a definitive plan which [would] enable it to regain compliance with the bid price requirement..." and accordingly, Nasdaq elected to continue the listing of the Company's common stock under an exception which required that (i) prior to May 17, 1999, the Company evidence a closing bid price of at least $1.00 per share and thereafter maintain such bid price for a minimum of ten (10) consecutive trading days and
(ii) prior to March 31, 1999, the Company obtain shareholder approval for the issuance by the Company in July 1998 of 200 shares of convertible preferred stock. On March 16, 1999, Nasdaq extended the date for the Company to obtain shareholder approval to May 17, 1999. The Company is presently preparing to solicit shareholder approval for the convertible preferred stock issuance as soon as practicable following the filing of this report and has commenced execution of its plan to comply with Nasdaq's minimum bid price requirement.

    On August 15, 1996, the shareholders of the Company ratified a one-for-five reverse stock split effective for holders of record on August 29, 1996. The sales prices below have been restated to give effect to the reverse split.

CALENDAR YEAR                                                               HIGH        LOW
------------------------------------------------------------------------  ---------  ---------
1998
Fourth Quarter..........................................................  $  0.875   $  0.375
Third Quarter...........................................................     1.063      0.438
Second Quarter..........................................................     1.25       0.938
First Quarter...........................................................     1.625      1.00

1997
Fourth Quarter..........................................................  $  2.4375  $  1.1563
Third Quarter...........................................................     2.625      2.375
Second Quarter..........................................................     2.8125     1.875
First Quarter...........................................................     3.4375     1.4375

1996
Fourth Quarter..........................................................  $  3.25    $  1.0625
Third Quarter...........................................................     5.625      3.125
Second Quarter..........................................................     8.75       4.6875
First Quarter...........................................................     9.375      5.3125

(B) SHAREHOLDERS

    As of March 18, 1999, the Company had 3,709 stockholders of record, of which 437 were round lot stockholders, and approximately 3,400 beneficial stockholders.

(C) DIVIDENDS

    No dividends on the Common Shares have been paid by the Company to date. The Company's Loan and Security Agreement with Congress Financial Corporation prohibits the payment of cash dividends. The Company currently intends to retain future earnings to fund the development and growth of its business and, therefore, does not anticipate paying cash dividends on the Common Shares within the foreseeable future. Any future payment of dividends on the Common Shares will be determined by the

Company's Board of Directors and will depend on the Company's financial condition, results of operations and other factors deemed relevant by its Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA.

    The following table summarizes selected consolidated financial data for the Company for the years ended December 31, 1998 and 1997, the three months ended December 31, 1996 and the years ended September 30, 1996, 1995 and 1994. The data has been derived from and should be read in conjunction with the Company's Consolidated Financial Statements, the related Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations. The financial data as of and for the three months ended December 31, 1996 are not necessarily indicative of results that may be expected for the full year.

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                            SELECTED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          THREE
                                                    YEAR       YEAR      MONTHS       YEAR ENDED SEPTEMBER 30,
                                                  ENDED DEC  ENDED DEC  ENDED DEC  -------------------------------
                                                  31, 1998   31, 1997   31, 1996     1996       1995       1994
                                                  ---------  ---------  ---------  ---------  ---------  ---------
Net sales.......................................  $  37,261  $  43,098  $   7,886  $  31,249  $  19,602  $  14,237
Net income (loss)...............................  $  (1,185) $  (9,693) $    (905) $   1,083  $     337  $    (672)
Income (loss) available to common
  stockholders..................................  $  (1,245) $  (9,753) $    (924) $   1,003  $     327  $    (672)
Basic and diluted earnings (loss) per share.....  $    (.10) $    (.96) $    (.15) $     .17  $     .07  $    (.14)
Total assets....................................  $  21,242  $  25,440  $  20,564  $  19,613  $  15,955  $  11,137
Long-term obligations, less current portion.....  $   2,384  $   3,319  $   3,549  $   2,678  $   1,524  $     740
Redeemable preferred stock......................  $   1,516  $     714  $     794  $     775  $     835  $      --
Stockholders' equity............................  $   5,482  $   6,015  $   5,047  $   5,845  $   4,464  $   3,263
Shares outstanding at period end................     12,622     11,926      6,064      6,064      5,814      4,886

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

    As discussed previously herein and in the notes to the accompanying consolidated financial statements, the consolidated financial statements presented are those of XIT Corporation and its wholly and majority-owned subsidiaries and beginning March 26, 1997, include the Company and its subsidiaries CXR Telcom Corporation and CXR, S.A. (the "Former Company"). This is the result of the reverse acquisition by XIT of MicroTel International, Inc. (the Registrant) and its subsidiaries in a merger on March 26, 1997 (the "Merger"). The Former Company and "accounting acquiree" is described as "CXR" in the discussion below. XIT Corporation is referred to as "XIT."

    The Company conducts its operations out of various facilities in the U.S., France, England, and Japan and organizes itself in three product line sectors-Circuits, Components and Subsystem Assemblies, and Instrumentation and Test Equipment. The Circuits Sector operates principally in the U.S. market, the Components and Subsystems Assemblies Sector operates in the U.S., European and Asian markets, and the Instrumentation and Test Equipment Sector operates principally in the U.S. and European markets. The Instrumentation and Test Equipment Sector and the Components and Subsystems Assembly Sector are referred to as "the Test Equipment Sector" and "the Components Sector" in the discussion below for brevity.

    In conjunction with the merger of XIT and CXR, XIT changed its fiscal year end from September 30 to December 31 to conform to the fiscal year of CXR. Consequently, the consolidated financial statements discussed herein are for the years ended December 31, 1998 and 1997, the three months ended December 31, 1996 (the transition period), and the year ended September 30, 1996.

    The Company's Instrumentation and Test Equipment Sector business is conducted solely by CXR and accordingly its results of operations are not included in the results of operations for the three months ended December 31, 1996 or the year ended September 30, 1996.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 VERSUS YEAR ENDED DECEMBER 31, 1997

NET SALES

    Consolidated net sales decreased by $5,837,000 or 13.5% in 1998 compared with 1997. This decrease in sales was due in large part to the sale of the Company's XCEL Arnold Circuits, Inc. subsidiary ("XCEL Arnold") as of March 31, 1998. The table below sets forth the composition of consolidated net sales by business sector, separately identifying the operations of XCEL Arnold during the years ended December 31, 1998 and 1997 (dollars in thousands).

                                                                                              INCREASE/(DECREASE)
                                                                                              --------------------
                                                                          1998       1997     VARIANCE    PERCENT
                                                                        ---------  ---------  ---------  ---------
Sector
Test Equipment........................................................  $  17,532  $  15,054  $   2,478      16.5%
Components............................................................     12,412     12,197        215       1.8%
Circuits..............................................................      5,807      6,817     (1,010)    (14.8%)
XCEL Arnold (sold 3/31/98)............................................      1,510      9,030     (7,520)    (83.3%)
                                                                        ---------  ---------  ---------
Total Sales...........................................................  $  37,261  $  43,098  $  (5,837)    (13.5%)
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------

    During 1998, the Test Equipment Sector experienced a substantial increase in net sales in that Sector's French business operation, CXR, S.A, which increased sales by $2,668,000 or 31.5% over its sales levels in 1997. The Sector's CXR Telcom business unit experienced a slight decline in sales of $190,000 or 2.8% compared with prior year as the growth in the sales of new test instruments substantially replaced products which are reaching the end of their life. The growth in the French business operation resulted from increased sales of both internally produced and third party resale products. The sales growth rate for this Sector is expected to increase in 1999 as both new and existing customers of the CXR Telcom subsidiary place orders under purchasing agreements finalized during the last quarter of 1998 and as a result of the French operation's expanded product offerings.

    Net sales in the Component Sector increased only slightly as sales of digital switch products increased in 1998 to offset a decline in sales of custom engineered subsystem component and display products, both of which have now been discontinued as part of the Company's strategic decision to focus its attention and resources on only higher margin products and core instrumentation and test products. The backlog for this Sector rose approximately 11% or $685,000 from December 31, 1997 to December 31, 1998 indicating a continued demand for both digital switch products, despite the aging of the product line, and custom power supply products which are manufactured and distributed in the Sector's United Kingdom operations.

    Overall Circuits Sector sales, excluding XCEL Arnold, decreased as sales for XIT's XCEL Etch-Tek division ("Etch-Tek") decreased approximately $1 million from 1997 levels, particularly in the latter half of 1998, as insufficient working capital was available to enable Etch-Tek to acquire the necessary raw materials and process supplies to accept higher levels of "quick-turn" (short manufacturing time) order commitments. The sales of Etch-Tek are not expected to return to former levels in the foreseeable future and the Company has instituted significant cost reduction measures to bring the operation's overhead expenses into line with anticipated internal requirements and outside customer sales levels.

GROSS PROFIT

    The composition of consolidated gross profit by business sector and the percentages of related net sales are as follows for the years ended December 31, 1998 and 1997.

                                                                                   1998                  1997
                                                                           --------------------  --------------------
                                                                                     (DOLLARS IN THOUSANDS)
Sector
Test Equipment...........................................................  $   8,052      45.9%  $   6,319      42.0%
Components...............................................................      4,650      37.5%      2,863      23.5%
Circuits.................................................................        688       9.4%      1,246       7.9%
                                                                           ---------             ---------
Total Gross Profit.......................................................  $  13,390      35.9%  $  10,428      24.2%
                                                                           ---------             ---------
                                                                           ---------             ---------

    Consolidated gross profit as a percentage of net sales increased 11.7% percentage points in 1998 from 1997, as the impact of the higher margin sales in the Test Equipment Sector represented a larger component of the consolidated sales mix for 1998. Gross profit margin percentages in the Test Equipment Sector increased in 1998 from 1997 and the Sector's net sales as a percent of total net sales increased to 47.1% in 1998 from 34.9% in 1997. Additionally, gross profit margins as a percent of net sales rose substantially in the Components Sector where net sales remained stable. Accordingly, the Company generated an increase of approximately $3.0 million in gross profit on $5.8 million less in net sales.

    The improvement in gross profit percentage for the Test Equipment Sector resulted from the introduction in early 1998 of a new line of test instruments at the Company's CXR Telcom subsidiary. These new, software-intensive test instruments were designed to replace aging, hardware-intensive products which had comparatively lower margins. Additionally, sales mix at the Company's CXR, S.A subsidiary shifted to higher margin, internally manufactured products in 1998. Also, management at CXR, S.A. sought to improve profits through the addition of new third-party products.

    The improvement in gross profit percentage for the Components Sector was the combined result of (i) a favorable product mix shift to higher margin digital switch products noted above under Net Sales and (ii) relatively higher margins for products sold by XCEL Power Systems, Inc., located in the U.K. ("XPS"), in 1998 which also experienced a shift in product mix as management focused sales efforts on more desirable custom power supply products with associated higher gross profit margins.

    The increase in gross profit for the Circuits Sector was principally the result of the sale of XCEL Arnold and the associated avoidance of continued negative margins at that operation in 1998 as compared with 1997, the effect of which was partially offset by relatively higher costs for the Sector's Etch Tek division's product sales in 1998 compared with 1997 due to the underabsorption of fixed manufacturing costs related to declining sales levels.

OPERATING EXPENSES

    Operating expenses for the years ended December 31, 1998 and 1997 were comprised of the following:

                                                                            1998       1997
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
Commissions.............................................................  $   1,167  $   1,511
Other selling...........................................................      4,230      3,690
                                                                          ---------  ---------
Total selling expense...................................................      5,397      5,201
General & administrative expense........................................      6,429      6,160
                                                                          ---------  ---------
Total selling, general & administrative.................................  $  11,826  $  11,361
                                                                          ---------  ---------
                                                                          ---------  ---------
Engineering & product development.......................................  $   2,454  $   2,046
                                                                          ---------  ---------
                                                                          ---------  ---------

    Total selling expense as a percentage of net sales was 14.5% and 12.1% for the years ended December 31, 1998 and 1997, respectively. Commissions as a percentage of sales decreased slightly from 3.5% in 1997 to 3.1% in 1998 as a result of and in direct relation to the decrease in Circuits Sector sales. In contrast to Components Sector sales which are primarily achieved through direct selling, the majority of Circuits Sector sales are made through manufacturer representatives. The increase in other selling expense, which consists of sales and marketing departmental costs, from 1997 to 1998, occurred principally in the Test Equipment Sector as the other Sectors remained relatively stable. This increase in the Test Equipment Sector was the result of the inclusion of CXR's operations for the entire twelve months in 1998 versus nine months in 1997 subsequent to the Merger on March 26, 1997.

    General and administrative expense increased by $269,000 in 1998 from 1997. This increase occurred in the Test Equipment Sector and was the result of the inclusion of CXR's operations for the entire twelve months in 1998 versus nine months in 1997. General and administrative expenses represent not only those costs associated with general corporate overhead but also reflects the dispersion of the Company's business operations onto three continents as well as the broad diversity of products which are produced in each of the local markets served by those business operations. Additionally, included in this category are expenses associated with legal matters which, although resolved in late 1998 and early 1999, pre-date the Merger (see Item 3--Legal Proceedings and Note 14 to the Consolidated Financial Statements included elsewhere in this report).

    Engineering and product development costs originated principally from the research and product development activities of the Test Equipment Sector and increased by $408,000 in 1998 from 1997 as additional engineering staff associated with the introduction of new test instruments was added.

OTHER INCOME AND EXPENSE

    The decrease in interest expense of $220,000 in 1998 from 1997 resulted principally from decreased average borrowings during the respective periods. Fluctuations in other expense (income), net resulted principally from differences in foreign currency exchange gains and losses incurred during the respective periods. Other income in 1998 also included the gain on the sale of XCEL Arnold of $580,000.

INCOME TAXES

    Income taxes, while nominal in both respective periods, consists primarily of foreign taxes as the Company is in a loss carryforward position for Federal income tax purposes.

FISCAL YEAR ENDED DECEMBER 31, 1997 VERSUS FISCAL YEAR ENDED SEPTEMBER 30, 1996

    The following discussion relates to the comparison of the results of operations for the twelve months ended December 31, 1997 ("Fiscal 1997") versus the twelve months ended September 30, 1996 ("Fiscal 1996"), excluding the results of CXR which are discussed separately below.

                                                                             FISCAL 1997
                                                                -------------------------------------
                                                                CONSOLIDATED     CXR     COMPARATIVE   FISCAL 1996
                                                                ------------  ---------  ------------  -----------
                                                                                  (IN THOUSANDS)
Net sales.....................................................   $   43,098   $  15,054   $   28,044    $  31,249
Cost of sales.................................................       32,670       8,735       23,935       23,057
                                                                ------------  ---------  ------------  -----------
Gross profit..................................................       10,428       6,319        4,109        8,192
Selling expense...............................................        5,201       2,562        2,639        2,409
General & administrative......................................        6,160       1,196        4,964        3,970
Engineering & product development.............................        2,046       1,797          249          309
Write-down of goodwill........................................        5,693       4,000        1,693           --
Interest expense..............................................          895         110          785          507
Other expense (income)........................................           29         106          (77)        (108)
Income taxes..................................................           97           6           91           22
                                                                ------------  ---------  ------------  -----------
Net income (loss).............................................   $   (9,693)  $  (3,458)  $   (6,235)   $   1,083
                                                                ------------  ---------  ------------  -----------
                                                                ------------  ---------  ------------  -----------

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

GROSS PROFIT

    The composition of consolidated gross profit by business sector and the percentages of related net sales for Fiscal 1997 and Fiscal 1996 are as follows.

                                                                                    FISCAL 1997           FISCAL 1996
                                                                                --------------------  --------------------
                                                                                          (DOLLARS IN THOUSANDS)
Circuits Sector...............................................................  $   1,246        7.9% $   3,570       18.9%
Components Sector.............................................................      2,863       23.4%     4,622       37.3%
                                                                                ---------             ---------
Total Gross Profit............................................................  $   4,109       14.7% $   8,192       26.2%
                                                                                ---------             ---------
                                                                                ---------             ---------

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

OPERATING EXPENSES

    Operating expenses (selling, general and administrative; engineering and product development; and write-down of goodwill) increased by approximately $2,857,000 from $6,688,000 in Fiscal 1996 to $9,545,000 in Fiscal 1997. The
primary component of this change was a write-down of goodwill of $1,693,000 (see
Note 11 to the Consolidated Financial Statements included elsewhere herein). This write-down resulted from the Company's reassessment of the anticipated impact of current industry and economic factors on the Company's operations. Net realizable value was based on estimated undiscounted future cash flows from the related assets. Selling expenses as a percentage of sales increased from 7.7% in Fiscal 1996 to 9.4% in Fiscal 1997, despite the fact that they include significant commissions and are therefore largely variable. The increase was due to a higher mix of house account to manufacturer's representative sales, principally in the second quarter of 1996 versus the second quarter of 1997, and to the effects on the 1997 percentage of spreading fixed departmental costs over the lower sales volume for the year. General and administrative expenses increased by $994,000 or 25.0% in Fiscal 1997 over Fiscal 1996 as the positive effects of the streamlining of the administrative structure in the Circuits Sector in the second half of 1996, which approximated $601,000 for Fiscal 1997, were more than outweighed by the inclusion of XPS for the entire twelve months in 1997 versus only one month in 1996 and increased corporate administrative costs. The latter corporate cost increases relate principally to incremental legal fees associated with public reporting and integration matters following and resulting from the merger of XIT and CXR, and secondarily to higher personnel costs and the implementation of a new computer system in 1997. Engineering and product development expenses declined by $60,000 from Fiscal 1996 to Fiscal 1997 due principally to an increase in the amount of such costs billable to specific contracts.

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

                                                                                      (IN
                                                                                  THOUSANDS)
Net sales......................................................................    $  15,054
                                                                                 -------------
                                                                                 -------------
Gross profit                                                                       $   6,319
                                                                                 -------------
                                                                                 -------------
Operating expenses.............................................................        5,555
Write-down of goodwill.........................................................        4,000
Other expenses.................................................................          222
                                                                                 -------------
Net loss.......................................................................    $   3,458
                                                                                 -------------
                                                                                 -------------

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

    Through the majority of 1997, domestic sales for CXR were generally negatively impacted by delays in purchasing by its principal customers, as a result of the consolidation and/or restructuring of these companies in the wake of the passage of the Telecommunications Bill of 1996. One notable exception was the receipt in April 1997 of an order totaling $2,340,000 from AT&T for customized test instruments. European sales of CXR, S.A. were negatively impacted by a decline in sales to France Telecom during its pre-privatization reorganization and a generally weak French economy in which unemployment continued to be at peak levels. Additionally, sales for both operating subsidiaries have been negatively impacted by the rapid obsolescence of the analog-based components of their product lines, particularly older transmission products and further, both sales and margins have been impacted by extreme price competition for transmission products in general.

    Compared to the first quarter of 1997, CXR's results improved significantly in the second, third and fourth quarters as the result of substantially increased net sales, a favorable impact on margins resulting from the shipment of a high-margin product on an order received from AT&T in April 1997, and the positive effects of personnel cutbacks made in the first quarter. Of the total AT&T order of $2,340,000, CXR Telcom shipped approximately $241,000, $650,000 and $1,449,000 in the second, third and fourth quarters, respectively. As a result of declining demand for certain of its test instruments, the aging of its transmission product line and other economic and market factors, the Company wrote down the carrying value of the goodwill originating from the reverse acquisition with XIT to its net realizable value (see Note 11 to the Consolidated Financial Statements included elsewhere herein). Exclusive of the write-down of goodwill, for the full twelve month period ended December 31, 1997, CXR incurred a net loss of $1,862,000 on net sales of $18,050,000 versus a net loss of $4,597,000 on net sales of $16,303,000 in the same period of 1996.

    Although not necessarily indicative of the results that would have occurred or of results which may occur in the future, a summary of the unaudited pro forma results as if the merger had taken place at the beginning of 1997 is presented in Note 2 to the Consolidated Financial Statements included elsewhere herein.

THREE MONTHS ENDED DECEMBER 31, 1996 VERSUS THREE MONTHS ENDED DECEMBER 31, 1995

EFFECTS OF ACQUISITIONS ON THE THREE MONTHS ENDED DECEMBER 31, 1996

    The consolidated results of operations for the three months ended December 31, 1996 include the results of operations of two companies acquired since December 31, 1995. They include the full quarterly results of both Etch-Tek, a manufacturer of printed circuit boards acquired on May 1, 1996, and Abbott, a British manufacturer of power supplies acquired on September 1, 1996. The table below separates the results of the acquired entities from the consolidated totals for the three months ended December 31, 1996 in order to provide a more meaningful basis for a comparative discussion of these results versus the three months ended December 31, 1995.

                                                                          THREE MONTHS ENDED DECEMBER 31,
                                                                ----------------------------------------------------
                                                                                  1996
                                                                -----------------------------------------
                                                                CONSOLIDATED   ACQUISITIONS  COMPARATIVE     1995
                                                                -------------  -----------  -------------  ---------
                                                                                   (IN THOUSANDS)
Net sales.....................................................    $   7,886     $   2,200     $   5,686    $   6,796
Cost of sales.................................................        6,680         1,668         5,012        5,073
                                                                     ------    -----------       ------    ---------
Gross profit..................................................        1,206           532           674        1,723
Selling expense...............................................          556           105           451          554
General & administrative......................................        1,260           425           835          817
Engineering & product development.............................           69            --            69           76
Interest expense..............................................          183            72           111           98
Other expense (income)........................................           13            (1)           14           27
Income taxes..................................................           30            --            30           --
                                                                     ------    -----------       ------    ---------
Net income (loss).............................................    $    (905)    $     (69)    $    (836)   $     151
                                                                     ------    -----------       ------    ---------
                                                                     ------    -----------       ------    ---------

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

    The table following summarizes by company the incremental results related to the acquired companies for the three months ended December 31, 1996 (in thousands):

                                                                   ETCH-TEK       XPS       TOTAL
                                                                  -----------  ---------  ---------
Net sales.......................................................   $   1,013   $   1,187  $   2,200
                                                                  -----------  ---------  ---------
                                                                  -----------  ---------  ---------
Gross profit....................................................   $     124   $     408  $     532
                                                                  -----------  ---------  ---------
                                                                  -----------  ---------  ---------
Operating expenses..............................................         182         348        530
Interest expense................................................          16          56         72
Other expense (income)..........................................          (1)         --          1
                                                                  -----------  ---------  ---------
Net income(loss)................................................   $     (73)  $       4  $     (69)
                                                                  -----------  ---------  ---------
                                                                  -----------  ---------  ---------

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

    Income taxes are nominal in the respective periods as the Company is in a loss carryforward position for Federal income tax purposes (see Note 12 to the Consolidated Financial Statements included elsewhere in this report).

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

    Cash provided by (used in) operations was $(3,133,000), $(1,668,000), $(564,000) and $789,000 for the year ended December 31, 1998 and 1997, the three months ended December 31, 1996 and the year ended September 30, 1996. The principal non-cash items contributing to these cash flows are: (i) depreciation and amortization which was $858,000, $1,281,000, $276,000 and $799,000 in the respective periods, with the increasing trend due principally to acquired operations, partially offset by the sale of XCEL Arnold during 1998; (ii) the write-down of goodwill in fiscal 1997 of $5,693,000; and (iii) the provision for obsolete inventory of $885,000 and $3,134,000 in fiscal 1998 and fiscal 1997, respectively. The increase in cash used in operations in 1998 compared with 1997 arises principally from the increase in accounts receivable of $1,101,000 which resulted from substantially increased shipments of the Company's telecommunications test instruments in December 1998 compared with those of the same period in 1997 and the absence of the accounts receivable of XCEL Arnold at December 31, 1998. The increase in accounts receivable is not reflective of a change in the rate of accounts receivable turnover but rather increased demand for the Company's products in general, coupled with traditional increased capital spending by the Company's customer just before year-end. Additionally, excluding the effect of the sale of XCEL Arnold, inventories increased primarily at CXR due to increased orders and backlog in 1998 from 1997. The substantial increase in cash used in operations in fiscal 1997 versus the cash provided by operations in fiscal 1996 was the result of a decline in results from operations, principally at XCEL Arnold, and the increase in inventory levels.

    Cash used in operations of $564,000 in the three months ended December 31, 1996 resulted from the decline in results of operations, coupled with changes in working capital management during the period. During the three months ended December 31, 1996, the Company had reduced inventory levels and elongated its payables cycle due to cash flow constraints.

INVESTING AND FINANCING ACTIVITIES

    During 1997, the Company developed a corporate finance strategy designed to
(i) dispose of XCEL Arnold; (ii) obtain an expanded and consolidated domestic credit facility to provide substantial additional working capital and replace the Company's existing fragmented and limited domestic debt structure; (iii) obtain additional capital through an equity financing; and, (iv) sell one of the Company's profitable but non-strategic subsidiaries.

    Effective March 31, 1998, the Company sold its XCEL Arnold subsidiary and received $1,350,000 in cash and a note for $650,000. The cash was utilized to extinguish revolving bank debt associated with the XCEL Arnold business operations and a term loan secured by XCEL Arnold's fixed assets.

    On July 8, 1998, the Company finalized a $10.5 million credit facility with a commercial asset-based lender which provided a term loan of approximately $1.5 million and a revolving line of credit of up to $8 million based upon assets available from either existing or future-acquired operations, of which the Company has utilized approximately $2.5 million at December 31, 1998, and a capital equipment expenditure credit line of up to $1 million. This credit facility replaced the existing credit facilities of the Company's domestic operating companies, which included the XIT credit facility, of which the Company had defaulted on certain provisions, and CXR Telcom Corporation's line of credit, both of which were paid in full at the closing, and provides expanded borrowing capability based upon available assets. Based upon the Company's eligible collateral at December 31, 1998, approximately $566,000 of additional borrowings were available under the line of credit. The Domestic Facility agreement contains one financial requirement with which the Company was in compliance at December 31, 1998. The agreement also contains other restrictive covenants with which the Company was in compliance or for which it had obtained waivers at December 31, 1998.

    Also in conjunction with the foregoing strategy, in June 1998, the Company sold 50 shares of convertible redeemable preferred stock (the "New Preferred Shares") at $10,000 per share to one institutional investor. In July 1998, the Company sold an additional 150 New Preferred Shares at the same per share price to two other institutional investors. Included with the sale of such New Preferred Shares were a total of one million warrants to purchase the Company's common stock exercisable at $1.25 per share and expiring May 22, 2001. In total, the Company received net proceeds of approximately $1,843,000 after deduction of commissions and transaction-related expenses and utilized such proceeds for working capital. The Preferred Shares are convertible into the common stock of the Company (see Note 9 to the Consolidated Financial Statements included elsewhere in this report).

    On March 1, 1999, the Company accepted an offer to sell substantially all the assets (excluding accounts receivable and cash) and liabilities of its HyComp, Inc. subsidiary in exchange for $750,000 in cash and a royalty on the net sales of the acquiring company during the twelve months following the closing of the transaction. The offer was accepted subject to negotiation of a definitive sale agreement and approval by HyComp's board of directors. The transaction is expected to close on or about April 2, 1999 and to result in a gain of approximately $350,000.

    Capital expenditures were $182,000, $424,000, $155,000 and $786,000 in the years ended December 31, 1998 and 1997, the three months ended December 31, 1996 and the year ended September 30, 1996, respectively, with the substantial increase in fiscal 1996 and the three months ended December 31, 1996 due principally to purchases by the capital intensive Circuits Sector. There are currently no formal commitments for future capital expenditures.

    While the Company has been successful in implementing its strategy, specific needs for and timing of any subsequent financing arrangements will depend upon results of operations, acquisition opportunities, and other unforeseen factors which cannot presently be predicted. There can be no assurance that such financing arrangements will either be available or be available on terms and conditions acceptable to the Company. If available, any additional equity financing arrangements may be dilutive to the Company's stockholders and any debt financing may contain restrictive covenants and additional debt service requirements which could adversely affect the Company's operating results.

LEGAL PROCEEDINGS

    In March 1999, the Company entered into a settlement agreement with the Company's former chairman and a corporate shareholder resulting in the termination of two suits filed in 1997 and a third filed in early 1999 (see "Legal Proceedings" and Note 14 to the Consolidated Financial Statements included elsewhere herein). Following this settlement, there remains one significant legal proceeding pending against the Company. Management believes that the outcome of this proceeding will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

YEAR 2000

    The Company continues to assess the impact, if any, of the Year 2000 issue on its computer applications and operating systems, equipment which uses embedded software, its products and interactions with third parties in order to determine the Company's state of readiness; costs to address the Company's Year 2000 issues; risks of the Company's Year 2000 issues; and any necessary contingency plans. Certain of the Company's telephone test and transmission software-driven products utilize computer calendar/clock data and are presently Year 2000 compliant. Additionally, information regarding available upgrades necessary enable previous versions of such products to be made Year 2000 compliant have been made available to purchasers. The majority of the products produced by the Company do not utilize computer calendar/clock data and consequently have no potential Year 2000 problems.

    At certain of its domestic facilities, the Company is currently installing accounting and operations management computer applications which are Year 2000 compliant and which operate on computer operating systems which are also Year 2000 compliant. The Company estimates that the completion of its conversion to such computer systems will be completed in the first half of 1999. The Company did not initiate such changes in application and operating software systems in order to accommodate the Year 2000 issue but rather to upgrade and enhance its management information systems capability. As a part of its selection criteria, the Company considered the impact of the Year 2000 issue.

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

EFFECTS OF INFLATION

    The impact of inflation and changing prices has not been significant on the financial condition or results of operations of either the Company or its various operating subsidiaries.

OUTLOOK FOR THE COMPANY

    Since the Merger at the end of March 1997 through early July 1998, the Company directed its attention to stabilizing its financial condition and improving its operating results. In addition, during the second half of 1997 and the first quarter of 1998, the Company expended considerable management time and effort to divest itself of the XCEL Arnold operation which, due to its substantial operating losses, severely constricted the Company's cash position. The Company's failure to maintain the requisite financial position and consequential default on its major bank debt financing agreement, which was eliminated in early July 1998 by the consolidated credit facility referenced above, resulted principally from the operating losses incurred at XCEL Arnold. The time and effort to manage that situation coupled with efforts to obtain a replacement credit facility absorbed considerable management attention. Nonetheless, with two exceptions, all operating units experienced positive operating income, before interest and miscellaneous expense/(income), in the second quarter of 1998. Additionally, the Company added $1.8 million in cash from the private equity placement referenced above. Although there can be no assurances, the Company intends to raise additional working capital through the sale of one of its non-strategic and previously profitable subsidiaries. On March 1, 1999, the Company accepted an offer to sell substantially all the assets (excluding accounts receivable and cash) and liabilities of its HyComp, Inc. subsidiary subject to negotiation of a definitive sale agreement and approval by HyComp's board of directors. Also, the sale of the real property owned by the partnership for which the Company holds a 50% interest is planned for 1999. The Company believes these achievements position it to continue to improve its operating results in 1999.

    The Company's overall strategy is to expand its Test Equipment sector through the acquisition and/or development of new products, product lines and/or separate operating companies, such as its recent acquisition of 41% of DTS in January 1999, while concurrently continuing to evaluate existing lower-margin or loss operations elsewhere throughout the Company, with a view toward divestment and downsizing so as to redirect capital to the higher margin Test Equipment sector. In addition, the Company will continue to seek to maximize short to intermediate term profitability on existing maturing product lines in all sectors through price increases and lower operating costs. Over the last year, the Test Equipment sector in the United States market has successfully acquired and integrated the products of a state-of-the-art, customer-premises hand-held test equipment manufacturer located in St. Charles, Illinois. The acquired products have replaced existing, aged products and, in a short period of time, have become a significant portion of the net sales of the CXR US operation. Production of this product line has been transferred to and consolidated with the CXR Telcom facility in Fremont, California and the St. Charles facility has been repositioned as an engineering, R&D and customer support center. Additionally, the French Test Equipment subsidiary has begun to market a broader range of test, transmission and networking products sourced through licensing, reseller and other agreements. These actions, in conjunction with the reduction of lower margin Circuits sector business, the sale of the domestic display business, and the restructured marketing focus in the Components sector on higher margin products, has resulted in the Company reducing its net loss in the first quarter of 1998 from approximately $950,000 to a profit of approximately $180,000 in the fourth quarter of 1998, excluding the non-recurring expense associated with the settlement of three lawsuits (see Legal Proceedings and Note 14 to the Consolidated Financial Statements contained elsewhere herein). Although there are no assurances, the Company believes continued improvement in operating results will continue throughout 1999.

    In the US Test Equipment Sector, the recent completion of mergers of various Regional Bell Operating Companies is beginning to produce new opportunities. The consolidation of Southwest Bell and Pacific Bell is now complete and release of equipment purchases has once again returned to traditional levels. Although the NYNEX and Bell Atlantic merger had initially created some uncertainty and delayed capital equipment purchases, this merger now affords the Company the opportunity to provide the combined entity with the Company's newer test equipment products. Domestic sales of transmission products are expected to improve with the introduction of Remote Access Server products for Internet applications as well as trial systems for other transmission products which are currently in place at SBC Communications and GTE. Additionally, in-house efforts are being directed toward developing software which will allow the recently acquired test equipment products to be marketed in both Europe and Latin America.

NEW ACCOUNTING PRONOUNCEMENTS

    Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities" ("SFAS 133") issued by the FASB is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company does not expect adoption of SFAS 133 to have a material effect on its financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    This information appears in a separate section of this Report following Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEMS 10 - 13.

    The information required by Items 10 - 13 will either be set forth in the definitive proxy statement in respect of the 1999 Annual Meeting of Stockholders of the Company to be filed within 120 days of December 31, 1998 pursuant to Regulation 14A under the Securities Exchange Act of 1934, which is incorporated herein by reference, or the required information will be included as an amendment to this Form 10-K Annual Report on or before April 30, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) and (2)  Reference is made to the Index to Consolidated Financial Statements and Financial Statement Schedule appearing in a separate section of this Report following this Part IV.

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

                                MICROTEL INTERNATIONAL INC.

                                By:             /s/ CARMINE T. OLIVA
                                     -----------------------------------------
                                                  Carmine T. Oliva
                                               CHAIRMAN OF THE BOARD,
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                      CAPACITY                  DATE
------------------------------  --------------------------  -------------------

                                Chairman of the Board,
     /s/ CARMINE T. OLIVA       President and Chief
------------------------------  Executive Officer             March 31, 1999
       Carmine T. Oliva         (Principal Executive
                                Officer)

     /s/ DAVID A. BARRETT
------------------------------  Director                      March 31, 1999
       David A. Barrett

  /s/ LAURENCE P. FINNEGAN,
             JR.
------------------------------  Director                      March 31, 1999
  Laurence P. Finnegan, Jr.

     /s/ ROBERT B. RUNYON
------------------------------  Director                      March 31, 1999
       Robert B. Runyon

     /s/ JAMES P. BUTLER        Chief Financial Officer
------------------------------  (Principal Accounting and     March 31, 1999
       James P. Butler          Financial Officer)

                               INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
       2.    Merger Agreement dated December 31, 1996 between XIT Corporation, XIT Acquisition, Inc. and MicroTel
             International, Inc.(1)

       3.1   Certificate of Incorporation of MicroTel International, Inc. as amended to date.(2)

       3.2   Bylaws of MicroTel International, Inc.(3)

       3.3   Amended Certificate of Incorporation of MicroTel International, Inc.(7)

       4.1   Certificate of Designations, Preferences and Rights of Preferred Stock of MicroTel International Inc., a
             Delaware Corporation.(12)

       4.2   Warrant to Purchase Common Stock of MicroTel International, Inc. Issued to DDC.(4)

       4.3   Form of Warrant to Purchase Common Stock of MicroTel International, Inc. issued to Yorkton Securities,
             Inc.(7)

       4.4   Form of Warrant to Purchase Common Stock of MicroTel International, Inc. issued to entrenet Group,
             L.L.C.(7)

       4.5   Form of Warrant to Purchase Common Stock of MicroTel International, Inc. issued to various subscribers.(7)

      10.1   1986 Incentive Stock Option Plan.(3)

      10.2   Form of Officers Deferred Compensation Agreement by and between Raymond E. Jacobson and CXR
             Corporation.(5)

      10.3   Agreement from San Jose National Bank for CXR Telcom Corporation dated May 19, 1995.(2)

      10.4   Qualified Employee Stock Purchase Plan.(3)

      10.5   1993 Incentive Stock Option Plan.(6)

      10.6   Stock Purchase Agreement with DDC.(4)

      10.7   First Amendment to Stock Purchase Agreement with DDC.(4)

      10.8   Agreement between MicroTel International, Inc. and Elk International Corporation, Ltd. dated November
             15, 1996 (without Exhibits).(8)

      10.9   Settlement Agreement between MicroTel International, Inc. and Daniel Dror dated December 3, 1996
             (without Exhibits).(8)

      10.10  Agency Agreement between MicroTel International, Inc. and Yorkton Securities, Inc.(7)

      10.11  Form of Subscription Agreement between MicroTel International, Inc. and various subscribers.(7)

      10.12  Employment Arrangement between Henry Mourad and Registrant (without Exhibits).(7)

      10.13  Employment Arrangement between Barry Reifler and Registrant (without Exhibits).(7)

      10.14  Employment Agreement dated January 1, 1996 between XIT and Carmine T. Oliva.(8)

      10.15  Lease Agreement between XIT Corporation and P&S Development.(8)

      10.16  Lease Agreement between XIT Corporation and Don Mosco.(8)

      10.17  General Partnership Agreement between XIT Corporation and P&S Development.(8)

      10.18  Lease Agreement between XCEL Arnold Circuits, Inc. and RKR Associates.(8)

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
      10.19  Option Agreement between MicroTel International, Inc. and Elk International Corporation dated November
             15, 1996.(8)

      10.20  Amendment to Option Agreement between MicroTel International, Inc. and Daniel Dror dated November 15,
             1996.(8)

      10.21  Option Agreement between MicroTel International, Inc. and Elk International Corporation dated December
             3, 1996.(8)

      10.22  Warrant to Purchase Common Stock of MicroTel International, Inc. issued to Elk International
             Corporation.(8)

      10.23  Agreement of Settlement and Mutual Release between MicroTel International, Inc. and Francis John Gorry dated June 28, 1996.(8)

      10.24  Amended Agreement of Settlement and Mutual Release between MicroTel International, Inc. and Francis John
             Gorry dated November 30, 1996.(8)

      10.25  Promissory Note between MicroTel International, Inc. and Jack Talan dated February, 1997.(8)

      10.26  Lease Agreement between SCI Limited Partnership-I and CXR Telcom Corporation, Dated July 28, 1997. (9)

      10.27  Share Exchange Agreement among CXR Telcom Corporation, MicroTel International, Inc. and Eric P.
             Bergstrom, Steve T. Robbins and Mike B. Peterson, Dated October 17, 1997. (10)

      10.28  Indemnity Escrow Agreement among CXR Telcom Corporation, MicroTel International, Inc., Eric P.
             Bergstrom, Steve T. Robbins and Mike B. Peterson and Gallagher, Briody & Butler, Dated October 17, 1997.
             (10)

      10.29  Form of Contingent Stock Agreement among CXR Telcom Corporation, MicroTel International, Inc., Critical
             Communications Incorporated, Mike B. Peterson, Eric P. Bergstrom and Steve T. Robbins, Dated October 17,
             1997. (10)

      10.30  Form of Severance Agreement among CXR Telcom Corporation, Critical Communications Incorporated, Mike B.
             Peterson, Eric P. Bergstrom and Steve T. Robbins, Dated October 17, 1997. (10)

      10.31  Asset Purchase Agreement, among Arnold Circuits, Inc, BNZ Incorporated, Robert Bertrand, XCEL Arnold
             Circuits, Inc., XIT Corporation and Mantalica & Treadwell (without exhibits), Dated January 9, 1998.
             (10)

      10.32  Addendum No. 1 to Asset Purchase Agreement, among Arnold Circuits, Inc, BNZ Incorporated, Robert
             Bertrand, XCEL Arnold Circuits, Inc., XIT Corporation and Mantalica & Treadwell, Dated March 31, 1998.
             (10)

      10.33  Bill of Sale and Assignment and Assumption Agreement between XCEL Arnold Circuits, Inc.and Arnold
             Circuits, Inc., Dated March, 31 1998. (10)

      10.34  Warrant to Purchase Common Stock of MicroTel International, Inc. issued to BNZ Incorporated. (10)

      10.35  Guaranty of Robert Bertrand in favor of XCEL Arnold Circuits, Inc., Dated March 31, 1998. (10)

      10.36  Guaranty of BNZ Incorporated in favor of XCEL Arnold Circuits, Inc., Dated March 31, 1998. (10)

      10.37  Pledge and Escrow Agreement between BNZ Incorporated and XCEL Arnold Circuits, Inc., Dated March 31,
             1998. (10)

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
      10.38  Promissory Note between Arnold Circuits, Inc. and XCEL Arnold Circuits, Inc. Dated March 31, 1998. (10)

      10.39  Promissory Note between XIT Corporation and Arnold Circuits, Inc. Dated March 31, 1998. (10)

      10.40  Security Agreement between Arnold Circuits, Inc and XCEL Arnold Circuits, Inc. Dated March 31, 1998.
             (10)

      10.41  Joint Marketing and Supply Agreement between Arnold Circuits, Inc and XCEL Etch Tek, Dated March 31,
             1998. (10)

      10.42  Loan and Security Agreement between Congress Financial Corporation (Western) and MicroTel International,
             Inc., XIT Corporation, CXR Telcom Corporation and HyComp, Inc. dated June 23, 1998. (11)

      10.43  Security Agreement between Congress Financial Corporation (Western) and XIT Corporation dated June 23,
             1998. (11)

      10.44  Subscription Agreement for the sale of Series A Convertible Preferred Stock of MicroTel International,
             Inc. to Fortune Fund Limited Seeker III. (11)

      10.45  Subscription Agreement for the sale of Series A Convertible Preferred Stock of MicroTel International,
             Inc. to Rana General Holding, Ltd. (110)

      10.46  Subscription Agreement for the sale of Series A Convertible Preferred Stock of MicroTel International,
             Inc. to Resonace Ltd. (11)

      10.47  Form of Warrant to purchase the Common Stock of MicroTel International, Inc. issued in connection with the sale of Series A Convertible Preferred Stock. (11)

      10.48  Amended Certificate of Designations, Preferences and Rights of Preferred Stock of MicroTel
             International, Inc. a Delaware Corporation. (11)

      10.49  Employment Agreement between MicroTel International, Inc. and James P. Butler dated May 1, 1998. (11)

      21.1   List of Subsidiaries of MicroTel International, Inc.(7)

      23.1   Consent of BDO Seidman, LLP. (#)

      23.2   Consent of KPMG LLP. (#)

      23.3   Consent of Hardcastle Burton. (#)

      27.    Financial Data Schedule. (#)

------------------------

(#) Filed herewith.

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

 (2) Incorporated by reference to MicroTel International, Inc. annual report on Form 10-K for the year ended December 31, 1995 (File No. 1-10346).

 (3) Incorporated by reference to CXR Corporation Registration Statement on Form S-4 No. 33-30818.

 (4) Incorporated by reference to CXR Corporation annual report on Form 10-K for the year ended June 30, 1994 (File No. 1-10346).

 (5) Incorporated by reference to CXR Telecom Corporation annual report on Form 10-K for the year ended June 30, 1993 (File No. 1-10346).

 (6) Incorporated by reference to CXR Corporation Registration Statement on Form S-8 No. 33-77926.

 (7) Incorporated by reference to MicroTel International, Inc. annual report on Form 10-K for the year ended December 31, 1996 (File No. 1-10346).

 (8) Incorporated by reference to MicroTel International, Inc. annual report on Form 10-K/A for the year ended December 31, 1996 (File No. 1-10346).

 (9) Incorporated by reference to MicroTel International, Inc. Registration Statement on Form S-8 No. 333-29925.

(10) Incorporated by reference to MicroTel International, Inc. annual report on Form 10-K for the year ended December 31, 1997 (File No. 1-10346).

(11) Incorporated by reference to MicroTel International, Inc. interim report on Form 10-Q for the six months ended June 30, 1998 (File No. 1-10346).

(12) Incorporated by reference to MicroTel International, Inc. Registration Statement on Form S-1 No. 333-64695.

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                                                              PAGE
                                                                                                            ---------
Report of Independent Certified Public Accountants (BDO Seidman, LLP).....................................        F-2

Independent Auditors' Report (KPMG LLP)...................................................................        F-3

Independent Auditors' Report (Hardcastle Burton)..........................................................        F-4

Consolidated Balance Sheets...............................................................................        F-5

Consolidated Statements of Operations and Comprehensive Income............................................        F-6

Consolidated Statements of Stockholders' Equity...........................................................        F-7

Consolidated Statements of Cash Flows.....................................................................        F-9

Notes to Consolidated Financial Statements................................................................       F-11

Consolidated Financial Statement Schedule II--Valuation and Qualifying Accounts...........................       F-36

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
MicroTel International, Inc.

    We have audited the accompanying consolidated balance sheets of MicroTel International, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997 and the three months ended December 31, 1996. We have also audited the information for the years ended December 31, 1998 and 1997 and the three months ended December 31, 1996 in the financial statement schedule listed in the accompanying index. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MicroTel International, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997 and the three months ended December 31, 1996 in conformity with generally accepted accounting principles.

    Also, in our opinion, the financial statement schedule referred to above presents fairly, in all material respects, the information set forth therein.

                                          BDO Seidman, LLP

Orange County, California
February 19, 1999, except as to
  the penultimate paragraph of Note 14
  and the second paragraph of Note 16,
  which are as of March 1, 1999

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
MicroTel International, Inc.

    We have audited the accompanying consolidated statements of operations and comprehensive income, stockholders' equity and cash flows of MicroTel International, Inc. and subsidiaries (formerly known as XCEL Corporation and subsidiaries) for the year ended September 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the consolidated financial statements of XCEL Corporation Ltd. and subsidiaries, which statements reflect total revenues constituting 7% of the related consolidated totals. Those consolidated financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for XCEL Corporation Ltd. and subsidiaries, is based solely on the report of the other auditors.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

    In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of MicroTel International, Inc. and subsidiaries (formerly known as XCEL Corporation and subsidiaries) for the year ended September 30, 1996 in conformity with generally accepted accounting principles.

                                          KPMG LLP

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

/s/ Hardcastle Burton

Hardcastle Burton
Chartered Accountants
Registered Auditor
Lake House
Market Hill
Royston

Herts SGB 9JN                                            Dated: 22 November 1996

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                       DECEMBER 31,  DECEMBER 31,
                                                                                           1998          1997
                                                                                       ------------  ------------
ASSETS (NOTES 7 AND 8)
Current assets:
  Cash and cash equivalents..........................................................   $      572    $    1,921
  Accounts receivable, net of allowance for doubtful accounts of $275 and $241.......        7,337         6,749
  Current portion of notes receivable (Notes 3 and 6)................................          291           501
  Inventories (Note 4)...............................................................        6,426         7,087
  Prepaid and other current assets...................................................          926           869
                                                                                       ------------  ------------
Total current assets.................................................................       15,552        17,127
Property, plant and equipment, net (Note 5)..........................................        1,939         4,968
Goodwill, net of accumulated amortization of $249 and $44 (Notes 2, 3 and 11)........        1,701         1,906
Notes receivable, less current portion (Notes 3 and 6)...............................          533           124
Other assets (Note 6)................................................................        1,517         1,315
                                                                                       ------------  ------------
                                                                                        $   21,242    $   25,440
                                                                                       ------------  ------------
                                                                                       ------------  ------------

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable (Note 7).............................................................   $    3,379    $    3,630
  Current portion of long-term debt (Note 8).........................................          805         1,216
  Accounts payable...................................................................        4,269         6,621
  Accrued expenses...................................................................        3,312         3,837
                                                                                       ------------  ------------
Total current liabilities............................................................       11,765        15,304
Long-term debt, less current portion (Note 8)........................................        1,430         2,530
Other liabilities....................................................................          954           789
Minority interest (Note 3)...........................................................           95            88
                                                                                       ------------  ------------
Total liabilities....................................................................       14,244        18,711
                                                                                       ------------  ------------
Convertible redeemable preferred stock, $10,000 unit value. Authorized 200 shares;
  issued and outstanding 161 shares in 1998 (aggregate liquidation preference of
  $1,610) (Note 9)...................................................................        1,516            --
Series A redeemable preferred stock, no par value.
  Authorized, issued and outstanding 1,000 shares in 1997 (Note 9)...................           --           306
Series B redeemable preferred stock, no par value.
  Authorized, issued and outstanding 1,000 shares in 1997 (Note 9)...................           --           408
Commitments and contingencies (Note 14)
Subsequent events (Notes 14 and 16)
Stockholders' equity (Notes 2, 3, 9 and 10):
  Preferred stock, $0.01 par value. Authorized 10,000,000 shares; no shares issued
    and outstanding..................................................................       --            --
  Common stock, $.0033 par value. Authorized 25,000,000 shares; issued and
    outstanding 12,622,000 and 11,926,000 shares.....................................           42            39
  Additional paid-in capital.........................................................       20,463        19,960
  Accumulated deficit................................................................      (15,122)      (13,877)
  Accumulated other comprehensive income (loss)......................................           99          (107)
                                                                                       ------------  ------------
  Total stockholders' equity.........................................................        5,482         6,015
                                                                                       ------------  ------------
                                                                                        $   21,242    $   25,440
                                                                                       ------------  ------------
                                                                                       ------------  ------------

          See accompanying notes to consolidated financial statements.

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                    THREE MONTHS
                                                         YEAR ENDED    YEAR ENDED       ENDED       YEAR ENDED
                                                        DECEMBER 31,  DECEMBER 31,  DECEMBER 31,   SEPTEMBER 30,
                                                            1998          1997          1996           1996
                                                        ------------  ------------  -------------  -------------
Net sales (Note 15)...................................   $   37,261    $   43,098     $   7,886      $  31,249
Cost of sales.........................................       23,871        32,670         6,680         23,057
                                                        ------------  ------------  -------------  -------------
Gross profit..........................................       13,390        10,428         1,206          8,192
Operating expenses:
  Selling, general and administrative.................       11,826        11,361         1,816          6,379
  Engineering and product development.................        2,454         2,046            69            309
  Write-down of goodwill (Note 11)....................           --         5,693            --             --
                                                        ------------  ------------  -------------  -------------
Income (loss) from operations.........................         (890)       (8,672)         (679)         1,504
Other expense (income):
  Interest expense....................................          675           895           183            507
  Gain on sale of subsidiary (Note 3).................         (580)           --            --             --
  Minority interest in net income of consolidated
    subsidiary (Note 3)...............................            7            20             4              4
  Other, net..........................................           92             9             9           (112)
                                                        ------------  ------------  -------------  -------------
Income (loss) before income taxes.....................       (1,084)       (9,596)         (875)         1,105
Income taxes (Note 12)................................          101            97            30             22
                                                        ------------  ------------  -------------  -------------
Net income (loss).....................................   $   (1,185)   $   (9,693)    $    (905)     $   1,083
                                                        ------------  ------------  -------------  -------------
Other comprehensive income (loss):
  Foreign currency translation adjustment.............          206          (260)          126            (89)
                                                        ------------  ------------  -------------  -------------
Total comprehensive income (loss).....................   $     (979)   $   (9,953)    $    (779)     $     994
                                                        ------------  ------------  -------------  -------------
                                                        ------------  ------------  -------------  -------------
Basic and diluted earnings (loss) per share (Note
  13).................................................   $     (.10)   $     (.96)    $    (.15)     $     .17
                                                        ------------  ------------  -------------  -------------
                                                        ------------  ------------  -------------  -------------

          See accompanying notes to consolidated financial statements.

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                ACCUMULATED
                                                COMMON STOCK       ADDITIONAL                      OTHER
                                           ----------------------    PAID-IN    ACCUMULATED    COMPREHENSIVE
                                            SHARES      AMOUNT       CAPITAL      DEFICIT      INCOME (LOSS)     TOTAL
                                           ---------  -----------  -----------  ------------  ---------------  ---------
Balance at September 30, 1995............      5,814   $      19    $   8,532    $   (4,203)     $     116     $   4,464
Stock issued in connection with
  acquisition of minority interest (Note
  3).....................................         71          --          344            --             --           344
Stock issued for debt conversion (Note
  10)....................................        179           1          122            --             --           123
Foreign currency translation
  adjustment.............................         --          --           --            --            (89)          (89)
Accretion of preferred stock.............         --          --           --           (80)            --           (80)
Net income...............................         --          --           --         1,083             --         1,083
                                           ---------         ---   -----------  ------------         -----     ---------
Balance at September 30, 1996............      6,064          20        8,998        (3,200)            27         5,845
Comprehensive income (loss)..............         --          --           --           (19)           126           107
Net loss.................................         --          --           --          (905)            --          (905)
                                           ---------         ---   -----------  ------------         -----     ---------
Balance at December 31, 1996.............      6,064          20        8,998        (4,124)           153         5,047
Stock issued in connection with reverse
  acquisition (Note 2)...................      3,186          10        5,235            --             --         5,245
Stock issued in connection with private
  placement (Note 10)....................      2,000           7        4,251            --             --         4,258
Stock issued in connection with
  acquisition (Note 3)...................        500           2        1,123            --             --         1,125
Stock issued for debt conversion (Note
  10)....................................         55          --           44            --             --            44
Stock issued upon exercise of stock
  options................................         30          --           97            --             --            97
Stock issued in connection with
  settlement of dispute (Note 10)........         80          --          190            --             --           190
Stock issued as compensation and under
  stock purchase plan....................         11          --           22            --             --            22
Foreign currency translation
  adjustment.............................         --          --           --            --           (260)         (260)
Accretion of preferred stock.............         --          --           --           (60)            --           (60)
Net loss.................................         --          --           --        (9,693)            --        (9,693)
                                           ---------         ---   -----------  ------------         -----     ---------
Balance at December 31, 1997.............     11,926          39       19,960       (13,877)          (107)        6,015

          See accompanying notes to consolidated financial statements.

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                ACCUMULATED
                                                COMMON STOCK       ADDITIONAL                      OTHER
                                           ----------------------    PAID-IN    ACCUMULATED    COMPREHENSIVE
                                            SHARES      AMOUNT       CAPITAL      DEFICIT      INCOME (LOSS)     TOTAL
                                           ---------  -----------  -----------  ------------  ---------------  ---------
Stock issued upon conversion of preferred
  stock (Note 9).........................        770   $       3    $     364    $       --      $      --     $     367
Repurchase of stock issued in connection
  with settlement of dispute (Note 10)...        (80)         --         (168)           --             --          (168)
Stock issued under stock purchase plan...          7          --            7            --             --             7
Warrants issued in connection with
  issuance of preferred stock (Note 9)...         --          --          163            --             --           163
Warrants issued for services.............         --          --           85            --             --            85
Repricing of warrants issued in
  connection with issuance of preferred
  stock (Note 9).........................         --          --           52            --             --            52
Foreign currency translation
  adjustment.............................         --          --           --            --            206           206
Accretion of preferred stock.............         --          --           --           (60)            --           (60)
Net loss.................................         --          --           --        (1,185)            --        (1,185)
                                           ---------         ---   -----------  ------------         -----     ---------
Balance at December 31, 1998.............     12,622   $      42    $  20,463    $  (15,122)     $      99     $   5,482
                                           ---------         ---   -----------  ------------         -----     ---------
                                           ---------         ---   -----------  ------------         -----     ---------

          See accompanying notes to consolidated financial statements.

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                     THREE MONTHS
                                                          YEAR ENDED    YEAR ENDED      ENDED       YEAR ENDED
                                                         DECEMBER 31,  DECEMBER 31,  DECEMBER 31,  SEPTEMBER 30,
                                                             1998          1997          1996          1996
                                                         ------------  ------------  ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)......................................   $   (1,185)   $   (9,693)   $     (905)    $   1,083
  Adjustments to reconcile net income (loss) to cash
    provided by (used in) operating activities:
    Depreciation and amortization......................          409           923           209           589
    Amortization of intangible assets..................          449           358            67           210
    Gain on the sale of subsidiary.....................         (580)           --            --            --
    Allowance for doubtful accounts....................           97           251            16            17
    Provision for inventory obsolescence...............          885         3,134           416           211
    Write-down of goodwill.............................           --         5,693            --            --
    Repricing of warrants and warrants issued for
      services.........................................          137            --            --            --
    Minority interest..................................            7            20             4            (4)
    Stock issued as compensation.......................           --            22            --            --
    Equity in earnings (loss) of unconsolidated
      partnership......................................          (24)           21             5            --
  Changes in operating assets and liabilities:
    Accounts receivable................................       (1,101)         (554)         (158)           (5)
    Inventories........................................       (1,017)       (1,011)         (169)         (421)
    Prepaids and other assets..........................         (411)          413          (145)          145
    Accounts payable...................................         (339)         (755)         (367)         (296)
    Accrued expenses and other liabilities.............         (460)         (490)          463          (740)
                                                         ------------  ------------  ------------  -------------
Cash provided by (used in) operating activities........       (3,133)       (1,668)         (564)          789
                                                         ------------  ------------  ------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net purchases of property, plant and equipment.......         (182)         (424)         (155)         (786)
  Cash paid for purchase of subsidiaries...............           --            --            --        (1,163)
  Cash received on sale of subsidiary..................        1,350            --            --            --
  Cash acquired in acquisition/merger..................           --           273            --            --
  Investment in and loan to real estate partnership....           --            --          (868)           --
  Cash collected on notes receivable...................          451           125            --            --
                                                         ------------  ------------  ------------  -------------
  Cash provided by (used in) investing activities......        1,619           (26)       (1,023)       (1,949)
                                                         ------------  ------------  ------------  -------------

          See accompanying notes to consolidated financial statements.

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       THREE MONTHS
                                                          YEAR ENDED     YEAR ENDED        ENDED       YEAR ENDED
                                                         DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   SEPTEMBER 30,
                                                             1998           1997           1996           1996
                                                         -------------  -------------  -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in notes payable.............         (251)            (3)           628            249
  Proceeds from long-term debt.........................        1,542            163          1,326          2,000
  Repayments of long-term debt.........................       (2,916)        (1,606)          (294)        (1,055)
  Preferred stock dividends paid.......................           --           (140)            --           (140)
  Proceeds from sale of preferred stock................        2,000             --             --             --
  Payment of preferred stock and debt issuance costs...         (423)            --             --             --
  Proceeds from sale of common stock...................            7          4,258             --             --
                                                         -------------  -------------  -------------  -------------
Cash provided by (used in) financing activities........          (41)         2,672          1,660          1,054
                                                         -------------  -------------  -------------  -------------
Effect of exchange rate changes on cash................          206             57             28            (87)
                                                         -------------  -------------  -------------  -------------
Net increase (decrease) in cash and cash equivalents...       (1,349)         1,035            101           (193)
Cash and cash equivalents at beginning of period.......        1,921            886            785            978
                                                         -------------  -------------  -------------  -------------
Cash and cash equivalents at end of period.............    $     572      $   1,921      $     886      $     785
                                                         -------------  -------------  -------------  -------------
                                                         -------------  -------------  -------------  -------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest...........................................    $     652      $     827      $     183      $     490
                                                         -------------  -------------  -------------  -------------
                                                         -------------  -------------  -------------  -------------
    Income taxes.......................................    $     138      $      58      $      --      $      12
                                                         -------------  -------------  -------------  -------------
                                                         -------------  -------------  -------------  -------------
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
  Note receivable received upon sale of subsidiary.....    $     650      $      --      $      --      $      --
                                                         -------------  -------------  -------------  -------------
                                                         -------------  -------------  -------------  -------------
  Warrants issued in connection with issuance of
    preferred stock....................................    $     163      $      --      $      --      $      --
                                                         -------------  -------------  -------------  -------------
                                                         -------------  -------------  -------------  -------------
  Common stock issued upon conversion of preferred
    stock..............................................    $     367      $      --      $      --      $      --
                                                         -------------  -------------  -------------  -------------
                                                         -------------  -------------  -------------  -------------
  Accretion of preferred stock.........................    $      60      $      60      $      19      $      80
                                                         -------------  -------------  -------------  -------------
                                                         -------------  -------------  -------------  -------------
  Issuance of common stock in connection with
    settlement of dispute..............................    $      --      $     190      $      --      $      --
                                                         -------------  -------------  -------------  -------------
                                                         -------------  -------------  -------------  -------------
  Repurchase of common stock issued in connection with
    settlement of dispute in exchange for payable......    $     168      $      --      $      --      $      --
                                                         -------------  -------------  -------------  -------------
                                                         -------------  -------------  -------------  -------------
  Issuance of common stock, preferred stock and notes
    in connection with acquisitions....................    $      --      $   6,370      $      --      $     539
                                                         -------------  -------------  -------------  -------------
                                                         -------------  -------------  -------------  -------------
  Issuance of common stock upon exercise of stock
    options............................................    $      --      $      97      $      --      $      --
                                                         -------------  -------------  -------------  -------------
                                                         -------------  -------------  -------------  -------------
  Issuance of common stock upon conversion of debt to
    equity.............................................    $      --      $      44      $      --      $     123
                                                         -------------  -------------  -------------  -------------
                                                         -------------  -------------  -------------  -------------

          See accompanying notes to consolidated financial statements.

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            DECEMBER 31, 1998, 1997 AND 1996 AND SEPTEMBER 30, 1996

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

    MicroTel International, Inc. (the "Company") is a holding company for its three wholly-owned subsidiaries: CXR Telcom Corporation, CXR, S.A. and, effective March 26, 1997, XIT Corporation ("XIT"). CXR Telcom Corporation and CXR, S.A. (collectively "CXR") design, manufacture and market electronic telecommunication test equipment and data communications equipment. XIT designs, manufactures and markets information technology products, including displays and input components, subsystem assemblies, printed circuits and hybrid microelectronic circuits. The Company conducts its operations out of various facilities in the U. S., France, England and Japan and organizes itself in three product line sectors: Circuits, Components and Subsystem Assemblies, and Instrumentation and Test Equipment.

BASIS OF PRESENTATION

    As discussed more fully in Note 2, the Company merged with XIT on March 26, 1997. The merger was accounted for as a purchase of the Company by XIT in a "reverse acquisition" because the existing stockholders of the Company prior to the merger did not have voting control of the combined entity after the merger. In a reverse acquisition, the accounting treatment differs from the legal form of the transaction, as the continuing legal parent company is not assumed to be the acquirer and the financial statements of the combined entity are those of the accounting acquirer (XIT), including any comparative prior year financial statements presented by the combined entity after the business combination. Consequently, the consolidated financial statements include the accounts of XIT and its wholly and majority-owned subsidiaries, and beginning March 26, 1997, include the Company and its other subsidiaries, CXR Telcom Corporation and CXR, S.A. (the "Former Company").

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

    During 1998 and 1997, the Company experienced significant operating losses and negative cash flows from operations. Management has taken certain steps in an effort to generate net income and positive cash flows from operations in the future. These steps include selling an unprofitable subsidiary (see Note 3), reducing cost structures and improving operating efficiencies. The Company has made certain improvements during the year ended December 31, 1998, which have significantly reduced its loss from operations. There can be no assurance that management will be able to continue to improve its results of operations, nor that future plans will be successful. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

    XIT's 50% investment in a real estate partnership (see Note 6) is accounted for using the equity method.

    All significant intercompany balances and transactions have been eliminated in consolidation.

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

            DECEMBER 31, 1998, 1997 AND 1996 AND SEPTEMBER 30, 1996

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
FISCAL YEARS

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

Buildings...............................................................    50 years
Machinery, equipment and fixtures.......................................   3-7 years
Leasehold improvements..................................................     5 years

    Maintenance and repairs are expensed as incurred while renewals and betterments are capitalized.

GOODWILL

    Goodwill represents the excess of purchase price over the fair value of net assets acquired through business combinations accounted for as purchases and is amortized on a straight-line basis over its estimated useful life. During 1997, the Company wrote-down the value of goodwill by approximately $5.7 million and reduced the estimated useful lives from 15-20 years to 10 years (see Note 11).

SOFTWARE DEVELOPMENT COSTS

    Software development costs, including purchased technology, are capitalized beginning when technological feasibility has been established or when purchased from third parties and continues through the date of commercial release. Amortization commences upon commercial release of the product and is calculated using the greater of the straight-line method over three years or the ratio of the products' current revenues divided by the anticipated total product revenues. The carrying value of capitalized software development costs aggregates $412,000 and $592,000 (net of accumulated amortization of $417,000 and $248,000) at December 31, 1998 and 1997, respectively, and is included in other assets in the accompanying consolidated balance sheets. Amortization relating to the remaining capitalized software of

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

            DECEMBER 31, 1998, 1997 AND 1996 AND SEPTEMBER 30, 1996

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
$169,000 and $248,000 was charged to cost of sales during the years ended December 31, 1998 and 1997, respectively.

DEBT ISSUANCE COSTS

    The costs related to the issuance of debt and the redeemable preferred stock are capitalized and amortized over the life of the instrument.

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

EARNINGS (LOSS) PER SHARE

    Earnings (loss) per share is calculated pursuant to Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of shares

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

            DECEMBER 31, 1998, 1997 AND 1996 AND SEPTEMBER 30, 1996

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of the Company.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. This statement defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 1998 and 1997, the fair value of all financial instruments approximated carrying value.

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

FOREIGN CURRENCY TRANSLATION

    The accounts of foreign subsidiaries have been translated using the local currency as the functional currency. Accordingly, foreign currency denominated assets and liabilities have been translated to U.S. dollars at the current rate of exchange on the balance sheet date. The effects of translation are recorded as a separate component of stockholders' equity in accumulated other comprehensive income (loss). Exchange gains and losses arising from transactions denominated in foreign currencies are translated at average exchange rates and included in operations. Such amounts are not material to the accompanying consolidated financial statements.

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

            DECEMBER 31, 1998, 1997 AND 1996 AND SEPTEMBER 30, 1996

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
COMPREHENSIVE INCOME

    Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 established new rules for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. All prior period data presented has been restated to conform to the provisions of SFAS 130.

REPORTABLE SEGMENTS

    Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires public business enterprises to report certain information about operating segments in complete sets of financial statements and in condensed financial statements of interim periods issued to shareholders. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. All prior period data presented has been restated to conform to the provisions of SFAS 131. The Company has determined that it operates in three reportable segments:
Instrumentation and Test Equipment, Components and Subsystem Assemblies, and Circuits.

NEW ACCOUNTING PRONOUNCEMENT

    Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities" ("SFAS 133") issued by the FASB is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company does not expect adoption of SFAS 133 to have a material effect on its financial position or results of operations.

RECLASSIFICATIONS

    Certain reclassifications have been made to the prior year financial statements to be consistent with the 1998 presentation.

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

    As described in Note 1, the merger has been accounted for as a purchase of the Company by XIT. Accordingly, the purchase price, consisting of the value of the common stock outstanding of the Company at the date of the merger of $5,011,000 plus the direct costs of the acquisition of $730,000, and the acquired assets and liabilities of MicroTel were recorded at their estimated fair values at the date of the merger. The

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

            DECEMBER 31, 1998, 1997 AND 1996 AND SEPTEMBER 30, 1996

(2) MERGER WITH XIT CORPORATION (CONTINUED) excess of $4,998,000 of the purchase price over the fair value of the net assets acquired was recorded as goodwill and thereafter was amortized on a straight-line basis over 15 years.

    In September 1997, the Company wrote-down the goodwill associated with the merger to $998,000. Thereafter, the remaining goodwill is being amortized on a straight-line basis over ten years (see Note 11).

    The following represents the unaudited pro forma results of operations as if the merger had occurred at the beginning of the respective periods presented below. The presentation for the year ended September 30, 1996 combines the Company's results of operations for that year with the former MicroTel results of operations for the year ended December 31, 1996, with adjustments to reflect amortization of the excess purchase price over the fair value of the net assets acquired.

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

(3) ACQUISITIONS AND DISPOSITIONS OF BUSINESSES

ACQUISITIONS

    On October 17, 1997, the Company's CXR Telcom subsidiary acquired all the capital stock of Critical Communications Incorporated ("Critical") of St. Charles, Illinois in exchange for 500,000 shares of the Company's common stock. Founded in 1991, Critical is a provider of sophisticated, state-of-the-art, portable telephone test instruments used by both long-distance carriers and local telephone service providers as well as by corporate and government telecommunications end users. The acquisition of Critical has been accounted for as a purchase, and accordingly, the results of operations of Critical since the date of the acquisition are included in the Company's consolidated statements of operations. The 500,000 shares of common stock were valued at $1,125,000 based on the fair value of the common stock on the acquisition date. The Company acquired $9,000 in cash in the acquisition and the cost in excess of net assets acquired was $1,123,000 which is being amortized on a straight-line basis over ten years. The pro forma effect of this acquisition was not material to the results of operations for 1997 or 1996.

    On May 1, 1996, the Company acquired all of the assets and assumed all of the liabilities of Etch-Tek, Inc. ("Etch-Tek") for $460,000 in cash and a $195,000 promissory note. Etch-Tek is a manufacturer of quick turn prototype quantity and medium production printed circuit boards. The acquisition of Etch-Tek has been accounted for as a purchase, and accordingly, the results of operations of Etch-Tek since the date

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

            DECEMBER 31, 1998, 1997 AND 1996 AND SEPTEMBER 30, 1996

(3) ACQUISITIONS AND DISPOSITIONS OF BUSINESSES (CONTINUED) of acquisition are included in the Company's consolidated statements of operations. Supplementary information related to the acquisition of Etch-Tek for the year ended September 30, 1996 is as follows:

Assets acquired.................................................................  $  1,401,000
Liabilities assumed.............................................................      (746,000)
Promissory note.................................................................      (195,000)
                                                                                  ------------
Cash paid to sellers............................................................       460,000
Cash acquired...................................................................       (32,000)
                                                                                  ------------
Net cash paid...................................................................  $    428,000
                                                                                  ------------
                                                                                  ------------

    On September 1, 1996, the Company acquired all of the common stock of Abbott Electronics Ltd. ("Abbott"), a British manufacturer of power supplies, for approximately $735,000, including transaction expenses.

    On July 6, 1994, the Company acquired 84.6% of the common shares outstanding of HyComp, Inc. ("HyComp"), a public company, by means of an exchange of the Company's common stock for HyComp common stock held by Metraplex Corporation and various other officers and directors of HyComp. HyComp is a manufacturer of thin film hybrid circuits for industrial, medical and military customers. In May 1996, the Company acquired additional common shares of HyComp, which increased the Company's ownership percentage to 90.7%. Also in May 1996, the Company acquired 96.1% of the preferred shares outstanding of HyComp. Each of these transactions was an exchange of the Company's common stock for the respective HyComp stock at recorded amounts that approximate fair value. As the result of the exercise of certain HyComp stock options in 1997, the Company's ownership of the common shares outstanding of HyComp was reduced to 88.5%.

    For financial reporting purposes, HyComp's assets, liabilities and earnings are consolidated with those of the Company. Ownership interest in HyComp, other than that of the Company's, is included in the accompanying consolidated financial statements as minority interest, and includes amounts applicable to HyComp's preferred stock of $6,000 at December 31, 1998 and 1997. Dividends on the preferred stock are cumulative at 8% per year, and minority interest at December 31, 1998 and 1997 includes cumulative dividends in arrears of $8,000.

    In March 1999, the Company accepted an offer to sell substantially all of the assets and liabilities of HyComp (see Note 16).

DISPOSITIONS

    On January 9, 1998, the Company entered into a definitive agreement to sell certain of the assets of its Xcel Arnold Circuits, Inc. subsidiary ("XACI"), a manufacturer of multi-layer bare printed circuit boards. On April 9, 1998, the Company completed the sale and received $1,350,000 in cash and a note receivable aggregating $650,000, which is payable over three years. The balance due under the note receivable is $650,000 at December 31, 1998 of which $144,000 is included in current portion of notes receivable in the accompanying 1998 consolidated balance sheet. The sale resulted in a gain of approximately $580,000.

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

            DECEMBER 31, 1998, 1997 AND 1996 AND SEPTEMBER 30, 1996

(3) ACQUISITIONS AND DISPOSITIONS OF BUSINESSES (CONTINUED)
Summarized below is the unaudited pro forma financial information of the Company as though the assets had been sold at the beginning of the respective period presented below:

                                                                     1998           1997
                                                                 -------------  -------------
Net sales......................................................  $  35,752,000  $  34,068,000
                                                                 -------------  -------------
                                                                 -------------  -------------
Net loss.......................................................  $    (715,000) $  (7,327,000)
                                                                 -------------  -------------
                                                                 -------------  -------------
Basic and diluted loss per share...............................  $        (.06) $        (.73)
                                                                 -------------  -------------
                                                                 -------------  -------------
Total assets...................................................  $  21,242,000  $  21,021,000
                                                                 -------------  -------------
                                                                 -------------  -------------

(4) INVENTORIES

    Inventories are summarized as follows:

                                                                   DECEMBER 31,  DECEMBER 31,
                                                                       1998          1997
                                                                   ------------  ------------
Raw materials....................................................   $2,926,000    $3,044,000
Work-in-process..................................................    2,375,000     2,333,000
Finished goods...................................................    1,125,000     1,710,000
                                                                   ------------  ------------
                                                                    $6,426,000    $7,087,000
                                                                   ------------  ------------
                                                                   ------------  ------------

    Included in the amounts above is an allowance for inventory obsolesence of $1,856,000 and $1,766,000 at December 31, 1998 and 1997, respectively.

(5) PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consists of the following:

                                                                  DECEMBER 31,   DECEMBER 31,
                                                                      1998           1997
                                                                  -------------  -------------
Land and buildings..............................................  $     348,000  $     642,000
Machinery, equipment and fixtures...............................      3,971,000      7,634,000
Leasehold improvements..........................................      1,022,000        736,000
                                                                  -------------  -------------
                                                                      5,341,000      9,012,000
Accumulated depreciation and amortization.......................     (3,402,000)    (4,044,000)
                                                                  -------------  -------------
                                                                  $   1,939,000  $   4,968,000
                                                                  -------------  -------------
                                                                  -------------  -------------

    Included in the amounts above is $200,000 and $192,000 of assets held under capital lease as of December 31, 1998 and 1997, respectively. Accumulated amortization related to the assets held under capital lease was $36,000 and $14,000 at December 31, 1998 and 1997, respectively.

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

            DECEMBER 31, 1998, 1997 AND 1996 AND SEPTEMBER 30, 1996

(6) INVESTMENT IN PARTNERSHIP

    On December 19, 1996, the Company's XIT subsidiary invested $100,000 and formed an equal partnership with P&S Development, a California general partnership. The partnership, "Capital Source Partners, A Real Estate Partnership," obtained ownership rights to a 93,000 square foot facility in, Ontario, California. The Company presently occupies 63,000 square feet of this facility as a corporate headquarters and as an administrative and factory facility for XIT's Digitran Division under a long-term lease from the partnership. Immediately following the formation of the partnership, XIT obtained a loan from a bank for $750,000 (Note 8), and in turn, loaned such funds to the partnership under a note receivable with the same terms and conditions. Such funds were utilized to reduce the existing debt secured by the real estate. XIT's original investment in the partnership is adjusted for the income (loss) attributable to XIT's portion of the partnership's results of operations using the equity method of accounting. The carrying value of the investment in the partnership of $150,000 and $126,000 is included in other assets in the accompanying consolidated balance sheets at December 31, 1998 and 1997, respectively. The balance due under the note receivable is $124,000 and $625,000 at December 31, 1998 and 1997, respectively, of which $124,000 and $501,000 is included in current portion of notes receivable in the accompanying consolidated balance sheets at December 31, 1998 and 1997, respectively.

(7) NOTES PAYABLE

    A summary of notes payable is as follows:

                                                                   DECEMBER 31,  DECEMBER 31,
                                                                       1998          1997
                                                                   ------------  ------------
Line of credit with a commercial lender..........................   $2,485,000    $       --
Line of credit with a bank.......................................           --     2,377,000
Factoring line of credit with a bank.............................           --       185,000
Foreign subsidiary lines of credit with banks....................       77,000       292,000
Foreign subsidiary line of credit with a bank....................      317,000       289,000
Notes payable to related parties.................................           --       387,000
Other notes payable..............................................      500,000       100,000
                                                                   ------------  ------------
                                                                    $3,379,000    $3,630,000
                                                                   ------------  ------------
                                                                   ------------  ------------

    The Company's XIT subsidiary had a line of credit with a bank (the "XIT Debt") which provided for maximum borrowings of $3,500,000 collateralized by substantially all assets of XIT and its domestic subsidiaries with interest at the bank's prime rate plus 1%. The Company's CXR Telcom subsidiary had a factoring line of credit with a bank which provided for borrowing based on an advance rate of 85% of eligible accounts receivable with no maximum. On July 8, 1998, the Company finalized a $10.5 million credit facility (the "Domestic Facility") with a commercial lender for a term of two years which provided for
(i) a term loan of approximately $1.5 million (see Note 8); (ii) a revolving line of credit of up to $8 million based upon assets available from either existing or future-acquired operations; and (iii) a capital equipment expenditure credit line of up to $1 million. This credit facility replaced the existing credit facilities of the Company's domestic operating companies, which included the XIT Debt and CXR Telcom Corporation's line of credit, both of which were paid in full at the closing.

    Borrowings under the revolving line of credit provision of the Domestic Facility totaled $2,485,000 at December 31, 1998. The line of credit is collateralized by substantially all assets of the Company's domestic

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

            DECEMBER 31, 1998, 1997 AND 1996 AND SEPTEMBER 30, 1996

(7) NOTES PAYABLE (CONTINUED)
subsidiaries, bears interest at the lender's prime rate (7.75% at December 31, 1998) plus 1% and is payable on demand. Based upon the Company's eligible collateral at December 31, 1998, approximately $566,000 of additional borrowings were available under the line of credit. No borrowings were outstanding under the $1 million capital equipment expenditure credit line at December 31, 1998, all of which remained available. There are no restrictions on unborrowed amounts. The Domestic Facility agreement requires maintenance of certain financial ratios and contains other restrictive covenants. The Company was in compliance with, or had obtained waivers for, all such covenants at December 31, 1998. The Company's loan agreement prohibits the payment of cash dividends.

    The Company's French subsidiary has a bank line of credit aggregating $77,000 at December 31, 1998. Borrowings under the related agreement bear interest at 5.05% to 5.55% at December 31, 1998 and are based on eligible accounts receivable. Approximately $370,000 of additional borrowings were available under the line at December 31, 1998.

    The Company's UK subsidiary has a bank line of credit with $317,000 outstanding at December 31, 1998. Borrowings under the related agreement bear interest at the bank's base rate (6.25% at December 31, 1998) plus 2.5% and are based on eligible accounts receivable. Approximately $440,000 of additional borrowings were available under the line at December 31, 1998.

    The Company has an outstanding note with a balance of $250,000 at December 31, 1998 in connection with the sale of its XCEL Arnold Circuits, Inc. subsidiary (Note 3). This loan bears no interest and is payable on demand. Additionally, the Company borrowed $250,000 from a third party on a short-term basis on December 31, 1998. This loan bears interest at 10%, is payable in full on April 30, 1999 or earlier upon the occurrence of certain events.

    As of December 31, 1997, the Company had non-interest bearing short-term borrowings due to a stockholder and an officer of a subsidiary aggregating $387,000. Additionally, the Company had borrowed $100,000 from a third party which it had invested in a real estate partnership (see Note 6). Such short-term borrowings were repaid during 1998.

(8) LONG-TERM DEBT

    A summary of long-term debt follows:

                                                                  DECEMBER 31,  DECEMBER 31,
                                                                      1998          1997
                                                                  ------------  -------------
Term notes payable to commercial lender (a).....................   $1,526,000   $   2,087,000
Term note payable to bank (b)...................................      135,000         568,000
Term notes payable to foreign banks (c).........................      101,000         124,000
Capitalized lease obligations (d)...............................      380,000         714,000
Other promissory notes..........................................       93,000         253,000
                                                                  ------------  -------------
                                                                    2,235,000       3,746,000
Current portion.................................................     (805,000)     (1,216,000)
                                                                  ------------  -------------
                                                                   $1,430,000   $   2,530,000
                                                                  ------------  -------------
                                                                  ------------  -------------

(a) Three term notes payable to commercial lender bearing interest at the lender's prime rate (7.75% at December 31, 1997) plus 1.25%. The notes are collateralized by machinery and equipment and are

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

            DECEMBER 31, 1998, 1997 AND 1996 AND SEPTEMBER 30, 1996

(8) LONG-TERM DEBT (CONTINUED)
    payable in aggregate monthly principal installments of approximately $28,000 plus interest through final maturity dates in fiscal 2003.

(b) The term note payable to bank is unsecured and bears interest at the lender's prime rate (7.75% at December 31, 1997) plus 1.25%. The note is payable in equal monthly installments through December 31, 1999.

(c) The Company has agreements with several foreign banks which include term borrowings which mature at various dates through 2001. Interest rates on the borrowings bear interest at rates ranging from 2.0% to 2.8% and are payable in monthly installments. Included in the other term notes is a $101,000 note, which is guaranteed by Tokyo Credit Guarantee Corporation on behalf of the Company's Japanese subsidiary. The term borrowings are collateralized by the assets of the respective subsidiary.

(d) Capital lease agreements are calculated using interest rates appropriate at the inception of the lease and range from 12% to 22%. Lease liabilities are amortized over the lease term using the effective interest method. The leases all contain bargain purchase options and expire through 2002.

    Principal maturities related to long-term debt as of December 31, 1998 are as follows:

YEAR ENDING DECEMBER 31,                                                             AMOUNT
--------------------------------------------------------------------------------  ------------
1999............................................................................  $    805,000
2000............................................................................       507,000
2001............................................................................       386,000
2002............................................................................       342,000
2003............................................................................       195,000
                                                                                  ------------
                                                                                  $  2,235,000
                                                                                  ------------
                                                                                  ------------

(9) REDEEMABLE PREFERRED STOCK

SERIES A AND SERIES B REDEEMABLE PREFERRED STOCK

    In connection with the Arnold Circuits, Inc. acquisition in 1995, XCEL Arnold Circuits, Inc. issued 1,000 shares each of Series A redeemable preferred stock (Series A) and Series B redeemable preferred stock (Series B). In preference to common shares of stock, each Series A and Series B share was entitled to a cumulative cash dividend of $120 and $160 per year commencing in June 1996, respectively. The Series A and B shares had a liquidation preference of and were subject to mandatory redemption by the Company on December 15, 1999 at a value of $30 and $40 per share, respectively, plus all accrued and unpaid dividends, whether or not declared, to the date of redemption. The redeemable preferred stock was recorded at fair value on the date of issuance using an imputed market rate dividend of 9.5%. The excess of the redemption value over the carrying value was being accreted by periodic charges to retained earnings over the original life of the issue.

    The Series A and Series B redeemable preferred stock was retired as part of the sale of the XCEL Arnold Circuits subsidiary in March 1998 (see Note 3).

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

            DECEMBER 31, 1998, 1997 AND 1996 AND SEPTEMBER 30, 1996

(9) REDEEMABLE PREFERRED STOCK (CONTINUED)
    The following table reflects the Series A and Series B redeemable preferred stock activity:

                                                                     SERIES A REDEEMABLE       SERIES B REDEEMABLE
                                                                       PREFERRED STOCK           PREFERRED STOCK
                                                                   ------------------------  ------------------------
                                                                    NUMBER OF                 NUMBER OF
                                                                     SHARES       AMOUNT       SHARES       AMOUNT
                                                                   -----------  -----------  -----------  -----------
Balance at September 30, 1995....................................       1,000   $   358,000       1,000   $   477,000
Accretion of preferred stock.....................................          --        34,000          --        46,000
Preferred stock dividends paid...................................          --       (60,000)         --       (80,000)
                                                                   -----------  -----------  -----------  -----------
Balance at September 30, 1996....................................       1,000       332,000       1,000       443,000
Accretion of preferred stock.....................................          --         8,000          --        11,000
                                                                   -----------  -----------  -----------  -----------
Balance at December 31, 1996.....................................       1,000       340,000       1,000       454,000
Accretion of preferred stock.....................................          --        26,000          --        34,000
Preferred stock dividends paid...................................          --       (60,000)         --       (80,000)
                                                                   -----------  -----------  -----------  -----------
Balance at December 31, 1997.....................................       1,000       306,000       1,000       408,000
Accretion of preferred stock.....................................          --         7,000          --         7,000
Cancellation of stock upon sale of subsidiary....................      (1,000)     (313,000)     (1,000)     (415,000)
                                                                   -----------  -----------  -----------  -----------
Balance at December 31, 1998.....................................          --   $        --          --   $        --
                                                                   -----------  -----------  -----------  -----------
                                                                   -----------  -----------  -----------  -----------

CONVERTIBLE REDEEMABLE PREFERRED STOCK

    In June 1998, the Company sold 50 shares of convertible redeemable preferred stock (the "New Preferred Shares") at $10,000 per share to one institutional investor. In July 1998, the Company sold an additional 150 New Preferred Shares at the same per share price to two other institutional investors. Included with the sale of such New Preferred Shares were a total of one million warrants to purchase the Company's common stock exercisable at $1.25 per share and expiring May 22, 2001. The Company has ascribed an estimated fair value to these warrants aggregating $163,000 and accordingly has reduced the convertible redeemable preferred stock balance as of the date of issuance.

    The Company received net proceeds totaling approximately $1,843,000 after deduction of commissions and transaction-related expenses. The New Preferred Shares were originally convertible into common stock of the Company at the option of the holder thereof at any time after the ninetieth (90th) day of issuance thereof at the conversion rate per share of New Preferred Share equal to $10,000 divided by the lesser of (x) $1.25 and (y) One Hundred Percent (100%) of the arithmetic average of the three lowest closing bid prices over the forty
(40) trading days prior to the exercise date of any such conversion. No more than 20% of the aggregate number of New Preferred Shares originally purchased and owned by any single entity may be converted in any thirty (30) day period after the ninetieth (90th) day from issuance. In the event of any liquidation, dissolution or winding up of the Company, the holders of shares of New Preferred Shares are entitled to receive, prior and in preference to any distribution of any assets of the Company to the holders of the Company's common stock, an amount per share equal to $10,000 for each outstanding New Preferred Share. Any unconverted New Preferred Shares may be redeemed at the option of the Company for cash at a per share price equal to $11,500 per New Preferred Share and any New Preferred Shares which remain outstanding as of May 22, 2003 are subject to mandatory redemption by the

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

            DECEMBER 31, 1998, 1997 AND 1996 AND SEPTEMBER 30, 1996

(9) REDEEMABLE PREFERRED STOCK (CONTINUED)
Company at the same per-share redemption price. The excess of the redemption value over the carrying value is being accreted by periodic charges to retained earnings over the original life of the issue.

    In November 1998, the holders of the New Preferred Shares agreed to modify the conversion rate to $10,000 divided by $0.50 (the fair value of the underlying shares of common stock) in exchange for a reduction in the exercise price of the Warrants to $0.75 per share. In connection with the repricing of the warrants, the Company recognized $52,000 of expense in 1998. This expense represents the excess of the fair value of the warrants after repricing over the value of the warrants immediately before the repricing.

    The following table reflects the convertible redeemable preferred stock activity:

                                                                         NUMBER OF
                                                                          SHARES         AMOUNT
                                                                       -------------  ------------
Balance at December 31, 1997.........................................           --    $         --
Preferred stock issued...............................................          200       1,837,000
Conversion to common stock...........................................          (39)       (367,000)
Accretion of preferred stock.........................................           --          46,000
                                                                               ---    ------------
Balance at December 31, 1998.........................................          161    $  1,516,000
                                                                               ---    ------------
                                                                               ---    ------------

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

STOCK OPTIONS AND WARRANTS

    The Company has the ability to issue options to purchase its common stock under the following arrangements:

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

    - The MicroTel International Inc. 1997 Stock Incentive Plan (the "1997 Plan") provides that options granted may be either qualified or nonqualified stock options and are required to be granted at fair market value on the date of grant. Subject to termination of employment, options may expire up to ten years from the date of grant and are nontransferable other than in the event of death, disability or certain other transfers that the committee of the Board of Directors administering the 1997 Plan may permit. Up to 1,600,000 stock options may be granted under the 1997 Plan. All outstanding

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

            DECEMBER 31, 1998, 1997 AND 1996 AND SEPTEMBER 30, 1996

(10) STOCKHOLDERS' EQUITY (CONTINUED)
     options of former optionholders under the XIT 1987 Employee Stock Option
      Plan were converted to options under the 1997 Plan as of the date of the merger between the Company and XIT at the exchange rate of 1.451478 (see
      Note 2).

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

    The following table shows activity in the outstanding options:

                                                                                                THREE
                                                                                               MONTHS      YEAR
                                                         YEAR ENDED   WEIGHTED    YEAR ENDED    ENDED      ENDED
                                                          DEC. 31,     AVERAGE     DEC. 31,   DEC. 31,   SEP. 30,
                                                            1998      EXERCISE       1997       1996       1996
                                                           SHARES       PRICE       SHARES     SHARES     SHARES
                                                         ----------  -----------  ----------  ---------  ---------
Outstanding at beginning of period.....................   1,999,000   $    2.32      842,000    874,000    874,000
Granted................................................     200,000        1.13       96,000     41,000         --
XIT/MicroTel merger....................................          --          --    1,146,000          _         --
Exercised..............................................          --          --      (30,000)         _         --
Canceled...............................................    (152,000)       3.15      (55,000)   (73,000)        --
                                                         ----------       -----   ----------  ---------  ---------
Outstanding at end of period...........................   2,047,000   $    2.13    1,999,000    842,000    874,000
                                                         ----------       -----   ----------  ---------  ---------
                                                         ----------       -----   ----------  ---------  ---------

    The following table summarizes information with respect of stock options at December 31, 1998:

                         OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                  ---------------------------------               -------------------------
                     NUMBER        WEIGHTED AVG.                     NUMBER
                  OUTSTANDING        REMAINING                    EXERCISABLE
    RANGE OF      DECEMBER 31,   CONTRACTUAL LIFE     WEIGHTED    DECEMBER 31,   WEIGHTED
 EXERCISE PRICE       1998            (YEARS)        AVG. PRICE       1998      AVG. PRICE
----------------  ------------  -------------------  -----------  ------------  -----------
$1.00 to $2.00       1,050,00              7.0        $    1.73       919,000    $    1.57
$2.01 to $3.01        811,000              3.2        $    2.40       811,000    $    2.40
$3.01 to $4.00        186,000              5.0        $    3.20       162,000    $    3.21
                  ------------                                    ------------
                    2,047,000              5.3        $    2.13     1,892,000    $    2.26
                  ------------                                    ------------
                  ------------                                    ------------

    Options exercisable as of December 31, 1998, 1997 and 1996 and September 30, 1996 are as follows:

                                                         DECEMBER 31,  DECEMBER 31,  DECEMBER 31,  SEPTEMBER 30,
                                                             1998          1997          1996          1996
                                                         ------------  ------------  ------------  -------------
Exercisable............................................    1,892,000     1,843,000       821,000       874,000
                                                         ------------  ------------  ------------  -------------
                                                         ------------  ------------  ------------  -------------
Weighted Average Exercise Price........................   $     2.26    $     2.32    $     1.91     $    1.89
                                                         ------------  ------------  ------------  -------------
                                                         ------------  ------------  ------------  -------------

    Weighted average exercise prices for 1998 are calculated at prices effective as of December 31, 1998. The fair value of options granted during 1998 was $112,000, at a weighted average value of $0.56 per share. Exercise prices for options outstanding as of December 31, 1998 generally ranged from $1.13 to $3.45 per

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

            DECEMBER 31, 1998, 1997 AND 1996 AND SEPTEMBER 30, 1996

(10) STOCKHOLDERS' EQUITY (CONTINUED)
share and the weighted average remaining contractual life for these options was
5.3 years. The fair value of options granted during the year ended December 31, 1997 and the three months ended December 31, 1996 were $132,000 and $29,000, at weighted average prices of $1.37 and $.72 per share, respectively.

    If the Company had instead elected the fair value method of accounting for stock-based compensation, compensation cost would be accrued at the estimated fair value of all stock option grants over the service period, regardless of later changes in stock prices and price volatility. The fair value at date of grant for options granted in 1998 and 1997 has been estimated based on a modified Black-Scholes pricing model with the following assumptions: no dividend yield; expected volatility ranging between approximately 25% to 57% in 1998 and 73% in 1997, based on historical results; risk-free interest rate of 5.1%; and average expected lives of approximately ten years. The fair value at date of grant for options granted in 1996 has been estimated using the minimum value method with the following assumptions: no dividend yield; risk-free interest rate of 6.0% and the actual remaining life of the option.

    The following table sets forth the net income (loss), net income (loss) available for common stockholders and earnings (loss) per share amounts for the periods presented as if the Company had elected the fair value method of accounting for stock options.

                                                               YEAR ENDED   YEAR ENDED    THREE MONTHS    YEAR ENDED
                                                                DEC. 31,     DEC. 31,    ENDED DEC. 31,    SEP. 30,
                                                                  1998         1997           1996           1996
                                                               -----------  -----------  ---------------  -----------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
NET INCOME (LOSS)
    As reported..............................................   $  (1,185)   $  (9,693)     $    (905)     $   1,083
    Pro forma................................................   $  (1,297)   $  (9,825)     $    (934)     $   1,083

NET INCOME (LOSS) AVAILABLE FOR COMMON STOCKHOLDERS
    As reported..............................................   $  (1,245)   $  (9,753)     $    (924)     $   1,003
    Pro forma................................................   $  (1,357)   $  (9,885)     $    (953)     $   1,003

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
    As reported..............................................   $    (.10)   $    (.96)     $    (.15)     $     .17
    Pro forma................................................   $    (.11)   $    (.98)     $    (.16)     $     .17

    Additional incremental compensation expense includes the excess of fair values of options granted during the year over any compensation amounts recorded for options whose exercise prices were less than market value at date of grant, and for any expense recorded for non-employee grants. Additional incremental compensation expense also includes the excess of the fair value at modification date of options repriced or extended over the value of the old options immediately before modification. All such incremental compensation is amortized over the related vesting period, or expensed immediately if fully vested. The above calculations include the effects of all grants in the periods presented. Because options often vest over several years and additional awards are made each year, the results shown above may not be representative of the effects on net income (loss) in future years.

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

            DECEMBER 31, 1998, 1997 AND 1996 AND SEPTEMBER 30, 1996

(10) STOCKHOLDERS' EQUITY (CONTINUED)

    The Board of Directors has also authorized the issuance of common stock purchase warrants to certain officers, directors, stockholders, key employees and other parties as follows:

                                                                                           WARRANT PRICE
                                                                        NUMBER OF   ----------------------------
                                                                          SHARES      PER SHARE        TOTAL
                                                                        ----------  --------------  ------------
Balance outstanding, September 30, 1995...............................     908,000  $ 1.21 to 3.79  $  2,435,000
Warrants issued.......................................................     363,000       3.44          1,248,000
Warrants canceled.....................................................     (73,000)   3.44 to 3.79      (252,000)
                                                                        ----------                  ------------
Balance outstanding, September 30, 1996 and December 31, 1996.........   1,198,000    1.21 to 3.79     3,431,000
Warrant - MicroTel merger.............................................     122,000       2.50            305,000
Warrants issued.......................................................   1,170,000    2.13 to 3.45     3,410,000
                                                                        ----------                  ------------
Balance outstanding, December 31, 1997................................   2,490,000    1.21 to 3.79     7,146,000
Warrants issued.......................................................   1,802,000    0.66 to 1.25     1,588,000
                                                                        ----------                  ------------
Balance outstanding, December 31, 1998................................   4,292,000  $  .66 to 3.79  $  8,734,000
                                                                        ----------                  ------------
                                                                        ----------                  ------------

    The Company has an Employee Stock Purchase Plan allowing eligible employees to purchase shares of the Company's common stock at 85% of market value. During 1998 and 1997, 7,000 and 6,000 shares, respectively, had been issued pursuant to the plan with 32,000 shares reserved for future issuance.

    At December 31, 1998, the total number of shares reserved for issuance upon exercise of stock options and warrants, direct grants and the conversion of preferred stock was 9,966,000 shares.

DEBT TO EQUITY CONVERSION

    In March 1997, the Company converted $44,000 in various promissory notes to 55,000 shares of common stock. In September 1996, the Company converted $123,000 in various promissory notes to 179,000 shares of common stock.

SETTLEMENT OF DISPUTE

    During 1997, the Company entered into an amendment to an agreement with a former officer in settlement of a claim made by such officer for certain amounts purportedly owed to him by the Company. In connection with the amended agreement, the Company issued the former officer 80,000 shares of its common stock valued at $190,000, the fair market value of the common stock on the date of issuance. In November 1998, the Company entered into a further amended agreement pursuant to which the former officer returned the 80,000 shares previously issued in exchange for the Company's agreement to pay $168,000 over the next two years. The Company cancelled the returned shares.

(11) NON-RECURRING CHARGES; IMPAIRMENT OF GOODWILL

    The Company assesses the recoverability of its goodwill whenever adverse events or changes in circumstances or business climate indicate that expected future cash flows (undiscounted and without interest charges) for individual business units may not be sufficient to support recorded goodwill. During the third quarter ended September 30, 1997 the Company, due to declines in profit margins and continuing

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

            DECEMBER 31, 1998, 1997 AND 1996 AND SEPTEMBER 30, 1996

(11) NON-RECURRING CHARGES; IMPAIRMENT OF GOODWILL (CONTINUED) operating losses, wrote-off the carrying value of goodwill originating with certain acquisitions. The Company also wrote-down the carrying value of goodwill originating from the reverse acquisition with XIT (see Note 2) to its net realizable value. These write-downs totaled $5,693,000 and were charged to operations.

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

    Income (loss) before income taxes was taxed under the following jurisdictions:

                                                   YEAR ENDED     YEAR ENDED    THREE MONTHS ENDED    YEAR ENDED
                                                  DECEMBER 31,   DECEMBER 31,      DECEMBER 31,      SEPTEMBER 30,
                                                      1998           1997              1996              1996
                                                  -------------  -------------  -------------------  -------------
Domestic........................................  $  (2,247,000) $  (9,721,000)    $    (882,000)     $   870,000
Foreign.........................................      1,163,000        125,000             7,000          235,000
                                                  -------------  -------------        ----------     -------------
Total...........................................  $  (1,084,000) $  (9,596,000)    $    (875,000)     $ 1,105,000
                                                  -------------  -------------        ----------     -------------
                                                  -------------  -------------        ----------     -------------

    Income tax expense consists of the following:

                                                   YEAR ENDED    YEAR ENDED   THREE MONTHS ENDED    YEAR ENDED
                                                  DECEMBER 31,  DECEMBER 31,     DECEMBER 31,      SEPTEMBER 30,
                                                      1998          1997             1996              1996
                                                  ------------  ------------  -------------------  -------------
CURRENT:
  Federal.......................................   $       --    $       --       $        --        $   6,000
  State.........................................        8,000        17,000            16,000           11,000
  Foreign.......................................       93,000        80,000            14,000            5,000
                                                  ------------  ------------          -------      -------------
                                                   $  101,000    $   97,000       $    30,000        $  22,000
                                                  ------------  ------------          -------      -------------
                                                  ------------  ------------          -------      -------------

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

            DECEMBER 31, 1998, 1997 AND 1996 AND SEPTEMBER 30, 1996

(12) INCOME TAXES (CONTINUED)
    Income tax expense (benefit) differs from the amount obtained by applying the statutory federal income tax rate of 34% to income (loss) before income taxes as follows:

                                                   YEAR ENDED    YEAR ENDED    THREE MONTHS ENDED    YEAR ENDED
                                                  DECEMBER 31,  DECEMBER 31,      DECEMBER 31,      SEPTEMBER 30,
                                                      1998          1997              1996              1996
                                                  ------------  -------------  -------------------  -------------
Tax at U. S. federal statutory rate.............   $ (368,000)  $  (3,263,000)    $    (297,000)     $   296,000
State taxes, net of federal income tax
  benefit.......................................        8,000          17,000            16,000            7,000
Foreign income taxes............................       93,000          80,000            14,000            5,000
Net operating losses utilized...................           --              --                --          (62,000)
Write-down of goodwill..........................           --       1,936,000                --               --
Losses with no current benefit..................      270,000       1,096,000           283,000         (307,000)
Permanent differences...........................       98,000         157,000            15,000           54,000
Other...........................................           --          74,000            (1,000)          29,000
                                                  ------------  -------------        ----------     -------------
                                                   $  101,000   $      97,000     $      30,000      $    22,000
                                                  ------------  -------------        ----------     -------------
                                                  ------------  -------------        ----------     -------------

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                 DECEMBER 31,   DECEMBER 31,
                                                                     1998           1997
                                                                 -------------  -------------
Deferred tax assets:
  Allowance for doubtful accounts..............................  $      90,000  $      61,000
  Inventory reserves and uniform capitalization................        387,000        449,000
  Accrued vacation.............................................        154,000        174,000
  Warranty reserve.............................................         49,000         45,000
  Other accrued liabilities....................................         76,000        103,000
  Deferred compensation........................................        537,000        588,000
  Research credit carryforwards................................        256,000        256,000
  Alternative Minimum Tax credit carryforwards.................        134,000        134,000
  Net operating loss carryforwards.............................     15,423,000     15,167,000
                                                                 -------------  -------------
  Total deferred tax assets....................................     17,106,000     16,977,000
  Valuation allowance for deferred tax assets..................    (16,591,000)   (16,644,000)
                                                                 -------------  -------------
  Net deferred tax assets......................................        515,000        333,000
Deferred tax liabilities-depreciation..........................       (515,000)      (333,000)
                                                                 -------------  -------------
    Net deferred taxes.........................................  $          --  $          --
                                                                 -------------  -------------
                                                                 -------------  -------------

    As of December 31, 1998, the Company has a federal net operating loss carryforward of approximately $45,000,000 which expires at various dates between 2001 and 2018 and a state net operating loss carryforward of approximately $2,700,000 which expires at various dates through 2003.

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

            DECEMBER 31, 1998, 1997 AND 1996 AND SEPTEMBER 30, 1996

(12) INCOME TAXES (CONTINUED)
    As a result of the merger with XIT (Note 2), the Company experienced a more than 50% ownership change for federal income tax purposes. As a result, an annual limitation will be placed upon the Company's ability to realize the benefit of its net operating loss and credit carryforwards. The amount of this annual limitation, as well as the impact of the application of other possible limitations under the consolidated return regulations, has not been definitively determined at this time. Management believes sufficient uncertainty exists regarding the realizability of the deferred tax asset items and that a valuation allowance, equal to the net deferred tax asset amount, is required.

(13) EARNINGS (LOSS) PER SHARE

    The following table illustrates the computation of basic and diluted earnings (loss) per share:

                                                  YEAR ENDED     YEAR ENDED    THREE MONTHS ENDED    YEAR ENDED
                                                 DECEMBER 31,   DECEMBER 31,      DECEMBER 31,      SEPTEMBER 30,
                                                     1998           1997              1996              1996
                                                 -------------  -------------  -------------------  -------------
NUMERATOR:
  Net income (loss)............................  $  (1,185,000) $  (9,693,000)    $    (905,000)     $ 1,083,000
  Less: accretion of the excess of the
    redemption value over the carrying value of
    redeemable preferred stock.................         60,000         60,000            19,000           80,000
                                                 -------------  -------------        ----------     -------------
Income available for common stockholders.......  $  (1,245,000) $  (9,753,000)    $    (924,000)     $ 1,003,000
                                                 -------------  -------------        ----------     -------------
                                                 -------------  -------------        ----------     -------------
DENOMINATOR:
Weighted average number of common shares
  outstanding during the period................     11,952,000     10,137,000         6,064,000        5,841,000
                                                 -------------  -------------        ----------     -------------
Basic and diluted earnings (loss) per share      $        (.10) $        (.96)    $        (.15)     $       .17
                                                 -------------  -------------        ----------     -------------
                                                 -------------  -------------        ----------     -------------

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

(14) COMMITMENTS AND CONTINGENCIES

LEASES

    The Company conducts most of its operations from leased facilities under operating leases which expire at various dates through 2007. The leases generally require the Company to pay all maintenance, insurance and property tax costs and contain provisions for rent increases. Total rent expense for the years ended December 31, 1998 and 1997, the three months ended December 31, 1996 and the year ended September 30, 1996 was $2,091,000, $2,477,000, $595,000 and
$1,135,000, respectively.

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

            DECEMBER 31, 1998, 1997 AND 1996 AND SEPTEMBER 30, 1996

(14) COMMITMENTS AND CONTINGENCIES (CONTINUED)
    The future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year are as follows:

YEAR ENDING DECEMBER 31,                                                             AMOUNT
--------------------------------------------------------------------------------  ------------
1999............................................................................  $  1,868,000
2000............................................................................     1,603,000
2001............................................................................     1,163,000
2002............................................................................     1,062,000
2003............................................................................     1,026,000
Thereafter......................................................................     1,231,000
                                                                                  ------------
                                                                                  $  7,953,000
                                                                                  ------------
                                                                                  ------------

    Included in the above amounts is annual rent of $456,000 payable under a lease to a real estate partnership which is 50% owned by the Company (Note 6). The lease expires in September 2006.

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

SCHEINFELD V. MICROTEL INTERNATIONAL, INC.

    In October 1996, David Scheinfeld brought an action in the Supreme Court of the State of New York, County of New York, to recover monetary damages in the amount of $300,000 allegedly sustained by the failure of the Company, its stock transfer agent and its counsel to timely deliver and register 40,000 shares of common stock purchased by Mr. Scheinfeld. The Company was informed by Mr. Scheinfeld that in order to settle his claims, the Company would have to issue him unrestricted shares of common stock. Since, in the absence of registrations, the Company could not issue unrestricted shares, the Company answered Mr. Scheinfeld's motion and sought to compel him to serve a complaint upon the defendants. On June 30, 1997, the complaint was served, and the Company has subsequently answered, denying the material allegations of the complaint. In August 1997, the Company served discovery requests on Mr. Scheinfeld, who was initially obligated to respond by September 12, 1997. Several court scheduling and preliminary settlement conferences were held during 1998 with no definitive outcome. Discovery is presently scheduled to be completed during April 1999.

    Although the ultimate outcome of this matter cannot be predicted with certainty, pending actual resolution, management believes the disposition of this matter will not have a material adverse affect on the Company's consolidated financial position, results of operations or cash flows.

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

            DECEMBER 31, 1998, 1997 AND 1996 AND SEPTEMBER 30, 1996

(14) COMMITMENTS AND CONTINGENCIES (CONTINUED)
DANIEL DROR & ELK INTERNATIONAL, INC. V. MICROTEL INTERNATIONAL, INC.

    In November 1996, the Company entered into an agreement (the "Agreement") with the former Chairman of the Company, which involved certain mutual obligations. In December 1997, the former Chairman defaulted on the repayment of the first installment of a debt obligation which was an obligation set forth in the Agreement. Also in December 1997, the former Chairman of the Company, filed suit in the District Court for Galveston County, Texas alleging the Company had breached an alleged oral modification of the Agreement. In January 1998, the Company answered the complaint denying the allegation and litigation commenced in Texas.

    In April 1998, the Company brought an action in California against the former Chairman for breach of the Agreement and sought recovery of all stock, warrants and debt due the Company. The Company obtained a judgement against the former Chairman in this litigation.

    In December 1997, Elk International Corporation Limited ("Elk"), a stockholder of the Company, brought an action in Texas against the Company's current Chairman and an unrelated party, alleging certain misrepresentations during the merger discussions between XIT and the Company. In February 1999, Elk filed suit against the Company and the current Chairman in connection with a stop transfer placed by the Company on certain common shares held by Elk.

    On March 1, 1999, the parties entered into a settlement agreement which terminated all of the actions discussed in the previous three paragraphs. The agreement calls for the Company to issue to Elk, Dror and other parties a combination of cash, stock and warrants which have an aggregated fair value of approximately $130,000. The cash portion of the settlement is $60,000 and is payable over a six month period. The Company has properly accrued for this settlement in the accompanying 1998 consolidated financial statements.

EMPLOYEE BENEFIT PLANS

    Through September 30, 1998, the Company sponsored several defined contribution plans ("401(k) Plans") covering the majority of its U.S. domestic employees. Effective October 1, 1998, these plans were terminated and a new plan was instituted covering the same employees. Participants may make voluntary pretax contributions to such plans up to the limit as permitted by law. Annual contributions to any plan by the Company is discretionary. The Company made contributions of $22,000, $43,000 and $46,000 to the 401(k) Plans for the calendar years ended December 31, 1998, 1997 and 1996, respectively.

(15) SEGMENT, GEOGRAPHIC AREAS, AND MAJOR CUSTOMERS INFORMATION

    The Company has three reportable segments: Instrumentation and Test Equipment, Components and Subsystem Assemblies, and Circuits. The Instrumentation and Test Equipment segment operates principally in the U.S. and European markets and designs, manufactures and distributes telecommunications test instruments and voice and data transmission and networking equipment. The Components and Subsystems Assemblies segment operates in the U.S., European and Asian markets and designs, manufactures and markets information technology products, including input and display components, subsystem assemblies, and power supplies. The Circuits Sector operates principally in the U.S. market and designs, manufactures and markets hybrid microelectronic and other circuits.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon profit or loss from operations before income taxes exclusive of nonrecurring gains and losses. The Company accounts for intersegment sales at prices negotiated between the individual segments.

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

            DECEMBER 31, 1998, 1997 AND 1996 AND SEPTEMBER 30, 1996

(15) SEGMENT, GEOGRAPHIC AREAS, AND MAJOR CUSTOMERS INFORMATION (CONTINUED)

    The Company's reportable segments are comprised of operating entities offering the same or similar products to similar customers. Each segment is managed separately because each business has different customers, and different design, manufacturing, and marketing strategies. Selected financial data for each of the Company's operating segments is shown below.

                                                                                    THREE MONTHS
                                                       YEAR ENDED     YEAR ENDED        ENDED       YEAR ENDED
                                                      DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   SEPTEMBER 30,
                                                          1998           1997           1996           1996
                                                      -------------  -------------  -------------  -------------
SALES FROM EXTERNAL CUSTOMERS:
  Instruments.......................................  $  17,532,000  $  15,054,000  $          --  $          --
  Components........................................     12,412,000     12,197,000      3,641,000     12,383,000
  Circuits..........................................      7,317,000     15,847,000      4,245,000     18,866,000
                                                      -------------  -------------  -------------  -------------
                                                      $  37,261,000  $  43,098,000  $   7,886,000  $  31,249,000
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
INTERSEGMENT SALES:
  Instruments.......................................  $      17,000  $     133,000  $          --  $          --
  Components........................................        635,000        957,000        234,000        805,000
  Circuits..........................................        699,000        819,000        103,000        726,000
                                                      -------------  -------------  -------------  -------------
                                                      $   1,351,000  $   1,909,000  $     337,000  $   1,531,000
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
INTEREST EXPENSE:
  Instruments.......................................  $      79,000  $     109,000  $          --  $          --
  Components........................................        323,000        396,000         65,000         59,000
  Circuits..........................................        168,000        346,000         80,000        242,000
                                                      -------------  -------------  -------------  -------------
                                                      $     570,000  $     851,000  $     145,000  $     301,000
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
DEPRECIATION AND AMORTIZATION:
  Instruments.......................................  $     265,000  $     164,000  $          --  $          --
  Components........................................         91,000        284,000         46,000        263,000
  Circuits..........................................        312,000        607,000         63,000        477,000
                                                      -------------  -------------  -------------  -------------
                                                      $     668,000  $   1,055,000  $     109,000  $     740,000
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
SEGMENT PROFITS:
  Instruments.......................................  $     367,000  $     536,000  $          --  $          --
  Components........................................      2,473,000        794,000        156,000      3,057,000
  Circuits..........................................       (786,000)    (1,055,000)      (482,000)      (226,000)
                                                      -------------  -------------  -------------  -------------
                                                      $   2,054,000  $     275,000  $    (326,000) $   2,831,000
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
SEGMENT ASSETS:
  Instruments.......................................  $  10,234,000  $   5,691,000  $          --  $          --
  Components........................................      7,193,000      5,312,000     11,505,000     13,956,000
  Circuits..........................................      2,737,000      7,907,000      9,059,000      5,657,000
                                                      -------------  -------------  -------------  -------------
                                                      $  20,164,000  $  18,910,000  $  20,564,000  $  19,613,000
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

            DECEMBER 31, 1998, 1997 AND 1996 AND SEPTEMBER 30, 1996

(15) SEGMENT, GEOGRAPHIC AREAS, AND MAJOR CUSTOMERS INFORMATION (CONTINUED)
    The following is a reconciliation of the reportable segment revenues, profit or loss and assets to the Company's consolidated totals.

                                                  YEAR ENDED     YEAR ENDED    THREE MONTHS ENDED    YEAR ENDED
                                                 DECEMBER 31,   DECEMBER 31,      DECEMBER 31,      SEPTEMBER 30,
                                                     1998           1997              1996              1996
                                                 -------------  -------------  -------------------  -------------
Net sales
  Total sales for reportable segments..........  $  38,612,000  $  45,007,000    $     8,223,000    $  32,780,000
  Elimination of intersegment sales............     (1,351,000)    (1,909,000)          (337,000)      (1,531,000)
                                                 -------------  -------------  -------------------  -------------
Total consolidated net sales...................  $  37,261,000  $  43,098,000    $     7,886,000    $  31,249,000
                                                 -------------  -------------  -------------------  -------------
                                                 -------------  -------------  -------------------  -------------

Profit (loss)
Total profit (loss) for reportable segments....  $   2,054,000  $     275,000    $      (326,000)   $   2,831,000
Write-down of goodwill.........................             --     (5,693,000)                --               --
Unallocated amounts:
  General corporate expenses...................     (3,138,000)    (4,178,000)          (549,000)      (1,726,000)
                                                 -------------  -------------  -------------------  -------------
Consolidated profit (loss) before income
  taxes........................................  $  (1,084,000) $  (9,596,000)   $      (875,000)   $   1,105,000
                                                 -------------  -------------  -------------------  -------------
                                                 -------------  -------------  -------------------  -------------

Assets
  Total assets for reportable segments.........  $  20,164,000  $  18,910,000    $    20,564,000    $  19,613,000
  Other assets.................................      1,078,000      6,530,000                 --               --
  Other unallocated amounts....................             --             --                 --               --
                                                 -------------  -------------  -------------------  -------------
Total consolidated assets......................  $  21,242,000  $  25,440,000    $    20,564,000    $  19,613,000
                                                 -------------  -------------  -------------------  -------------
                                                 -------------  -------------  -------------------  -------------

Interest expense
  Interest expense for reportable segments.....  $     570,000  $     851,000    $       145,000    $     301,000
  Other interest expense.......................        105,000         44,000             38,000          206,000
                                                 -------------  -------------  -------------------  -------------
Total interest expense.........................  $     675,000  $     895,000    $       183,000    $     507,000
                                                 -------------  -------------  -------------------  -------------
                                                 -------------  -------------  -------------------  -------------

Depreciation and amortization
  Depreciation and amortization expense for
    reportable segments........................  $     668,000  $   1,055,000    $       109,000    $     740,000
  Other depreciation and amortizaiton
    expense....................................        190,000        226,000            167,000           59,000
                                                 -------------  -------------  -------------------  -------------
Total depreciation and amortization............  $     858,000  $   1,281,000    $       276,000    $     799,000
                                                 -------------  -------------  -------------------  -------------
                                                 -------------  -------------  -------------------  -------------

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

            DECEMBER 31, 1998, 1997 AND 1996 AND SEPTEMBER 30, 1996

(15) SEGMENT, GEOGRAPHIC AREAS, AND MAJOR CUSTOMERS INFORMATION (CONTINUED) A summary of the Company's net sales, operating income (loss) and identifiable assets by geographical area follows:

                                                  YEAR ENDED     YEAR ENDED    THREE MONTHS ENDED    YEAR ENDED
                                                 DECEMBER 31,   DECEMBER 31,      DECEMBER 31,      SEPTEMBER 30,
                                                     1998           1997              1996              1996
                                                 -------------  -------------  -------------------  -------------
Net sales:
  United States................................  $  19,965,000  $  28,098,000    $     6,012,000    $  27,854,000
  Asia.........................................        706,000        857,000            333,000        1,211,000
  Europe.......................................     16,590,000     14,143,000          1,541,000        2,184,000
                                                 -------------  -------------  -------------------  -------------
                                                 $  37,261,000  $  43,098,000    $     7,886,000    $  31,249,000
                                                 -------------  -------------  -------------------  -------------
                                                 -------------  -------------  -------------------  -------------
Operating income (loss) (1):
  United States................................  $  (1,972,000) $  (9,196,000)   $      (603,000)   $   1,047,000
  Asia.........................................        (50,000)       (80,000)            16,000          (54,000)
  Europe.......................................      1,132,000        604,000            (92,000)         511,000
                                                 -------------  -------------  -------------------  -------------
                                                 $    (890,000) $  (8,672,000)   $      (679,000)   $   1,504,000
                                                 -------------  -------------  -------------------  -------------
                                                 -------------  -------------  -------------------  -------------
Identifiable assets:
  United States................................  $  12,179,000  $  16,779,000    $    15,219,000    $  14,848,000
  Asia.........................................        813,000        678,000          1,110,000          937,000
  Europe.......................................      8,250,000      7,983,000          4,235,000        3,828,000
                                                 -------------  -------------  -------------------  -------------
                                                 $  21,242,000  $  25,440,000    $    20,564,000    $  19,613,000
                                                 -------------  -------------  -------------------  -------------
                                                 -------------  -------------  -------------------  -------------

------------------------

(1) Operating loss for United States for the year ended December 31, 1997 includes a write-down of goodwill of $5,693,000 (see Note 11).

    In determining operating income (loss) for each geographic area, sales and purchases between geographic areas have been accounted for on the basis of prices set between the geographic areas, generally at cost plus 5%. Identifiable assets by geographic area are those assets that are used in the Company's operations in each location. Export sales included in the United States amounts shown in the summary table by geographic area above were not significant.

    The Company had sales to one customer which accounted for approximately 14%, 34% and 41% of net sales for year ended December 31, 1997, the three months ended December 31, 1996 and the year ended September 30, 1996, respectively. The accounts receivable balance from this customer was approximately 4% of total accounts receivable at December 31, 1997. No one customer accounted for more than 10% of net sales for the year ended December 31, 1998.

(16) SUBSEQUENT EVENTS

    On January 31, 1999, the Company exercised an option to purchase 1,738,159 shares or 41.4% of the outstanding common stock of Digital Transmission Systems, Inc. ("DTS") from a private company in exchange for 1,000,000 shares of common stock of the Company. This option was granted to the Company

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

            DECEMBER 31, 1998, 1997 AND 1996 AND SEPTEMBER 30, 1996

(16) SUBSEQUENT EVENTS (CONTINUED)
on December 31, 1998 in exchange for warrants (with a fair value of approximately $55,000) to purchase 152,381 shares of the Company's common stock at $0.66 per share for five years.

    On March 1, 1999, the Company accepted an offer to sell substantially all the assets (excluding accounts receivable and cash) and liabilities of its HyComp, Inc. subsidiary in exchange for $750,000 in cash and a royalty on the net sales of the acquiring company during the twelve months following the closing of the transaction. The offer was accepted subject to negotiation of a definitive sale agreement and approval by HyComp's board of directors. The transaction is expected to close on or about April 2, 1999 and to result in a gain of approximately $350,000 (unaudited). Summarized below is the unaudited pro forma financial information of the Company as though the assets had been sold at the beginning of the year ended December 31, 1998.

Net sales......................................................................  $  34,435,000
                                                                                 -------------
                                                                                 -------------
Net loss.......................................................................  $  (1,469,000)
                                                                                 -------------
                                                                                 -------------
Basic and diluted loss per share...............................................  $        (.13)
                                                                                 -------------
                                                                                 -------------
Total assets...................................................................  $  19,125,000
                                                                                 -------------
                                                                                 -------------

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 1998 AND 1997, THREE MONTHS ENDED DECEMBER 31, 1996 AND
                         YEAR ENDED SEPTEMBER 30, 1996

                                                                           ADDITIONS
                                                              BALANCE AT   CHARGED TO   DEDUCTIONS    BALANCE AT
                                                             BEGINNING OF  COSTS AND    WRITE OFFS      END OF
DESCRIPTION                                                     PERIOD      EXPENSES   OF ACCOUNTS      PERIOD
-----------------------------------------------------------  ------------  ----------  ------------  ------------
Allowance for doubtful accounts:
  Year ended December 31, 1998.............................  $    241,000      97,000      (63,000)  $    275,000
  Year ended December 31, 1997.............................        63,000     251,000      (73,000)       241,000
  Three months ended December 31, 1996.....................        47,000      16,000           --         63,000
  Year ended September 30, 1996............................        57,000      17,000      (27,000)        47,000
                                                             ------------  ----------  ------------  ------------
                                                             ------------  ----------  ------------  ------------

Allowance for inventory obsolescence:
  Year ended December 31, 1998.............................  $  1,856,000     885,000     (975,000)  $  1,766,000
  Year ended December 31, 1997.............................       685,000   3,134,000   (1,963,000)     1,856,000
  Three months ended December 31, 1996.....................       322,000     416,000      (53,000)       685,000
  Year ended September 30, 1996............................       419,000     211,000     (308,000)       322,000
                                                             ------------  ----------  ------------  ------------
                                                             ------------  ----------  ------------  ------------