Form 10-Q
period 1999-03-31
MICROTEL INTERNATIONAL INC
filed 1999-05-17
CIK 854852

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                 FORM 10-Q



(X) Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the quarter ended March 31, 1999 or
                      --------------


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


      4290 E. Brickell  Street, Ontario California 91761
-----------------------------------------------------------
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number                (909) 456-4321

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class                 Name of each exchange
         -------------------                  on which registered
                                             ---------------------
Common Stock $.0033 par value                     None
------------------------------------------------------------------

Securities registered pursuant to Section 12 (g) of the Act:

                                  None
------------------------------------------------------------------
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

As of May 13, 1999, there were 16,636,674 shares of common stock outstanding.

                          MICROTEL INTERNATIONAL, INC.


                               INDEX TO FORM 10-Q

                                                                                                        PAGE
                                                                                                        ----
PART I -  FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets
         March 31, 1999 and December 31, 1998                                                              3

         Consolidated Condensed Statements of Operations
         Three Months Ended March 31, 1999 and l998                                                        4

         Consolidated Condensed Statements of Cash Flows
         Three Months Ended March 31, 1999 and l998                                                        5

         Notes to Consolidated Condensed Financial Statements                                           6-12

         Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                     13-20

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                              20

PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings                                                                            21

    Item 2.  Changes in Securities                                                                        21

    Item 3.  Defaults upon Senior Securities                                                              21

    Item 4.  Submission of Matters to a Vote of Security Holders                                          21

    Item 5.  Other Information                                                                            21

    Item 6.  Exhibits and Reports on Form 8-K                                                             21

Signatures                                                                                                22


                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                        MARCH 31,         DECEMBER 31,
ASSETS                                                                     1999               1998
                                                                      ---------------    ---------------
  Cash and cash equivalents                                              $      362         $      572
  Accounts receivable                                                         6,635              7,337
  Receivable from sale of subsidiary                                            750                 --
  Current portion of notes receivable                                           282                291
  Inventories                                                                 5,822              6,426
  Other current assets                                                        1,082                926
                                                                          ---------           --------
      Total current assets                                                   14,933             15,552

Property, plant and equipment-net                                             1,534              1,939
Goodwill-net                                                                  1,652              1,701
Notes receivable, less current portion                                          533                533
Investment in unconsolidated affiliates                                       1,720                150
Other assets                                                                  1,205              1,367
                                                                          ---------          ---------
                                                                         $   21,577         $   21,242
                                                                          ---------          ---------
                                                                          ---------          ---------
LIABILITIES, REDEEMABLE PREFERRED STOCK
AND STOCKHOLDERS' EQUITY
Notes payable                                                            $    3,797         $    3,379
Current portion of long-term debt                                               684                805
Accounts payable                                                              3,345              4,269
Accrued expenses                                                              3,866              3,312
                                                                          ---------          ---------
      Total current liabilities                                              11,692             11,765

Long-term debt, less current portion                                          1,300              1,430
Other liabilities                                                               925                954
Minority interest                                                               119                 95
                                                                          ---------          ---------
      Total liabilities                                                      14,036             14,244

Convertible redeemable preferred stock                                          761              1,516

Stockholders' equity:
  Common stock                                                                   54                 42
  Additional paid-in capital                                                 23,043             20,463
  Accumulated deficit                                                       (16,153)           (15,122)
  Accumulated comprehensive income (loss)                                      (164)                99
                                                                          ----------         ---------
      Total stockholders' equity                                              6,780              5,482
                                                                          ---------          ---------
                                                                         $   21,577         $   21,242
                                                                          ---------          ---------
                                                                          ---------          ---------

See accompanying notes to consolidated condensed financial statements.

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                             1999                         1998
                                                     ----------------------       ---------------------
                                                         (in thousands, except per share amounts)
Net sales                                               $     7,510                  $     9,742
Cost of sales                                                 4,904                        7,506
                                                         ----------                   ----------
Gross profit                                                  2,606                        2,236

Operating expenses:
       Selling, general and administrative                    3,716                        3,119
       Engineering and product development                      558                          571
                                                         ----------                   ----------

Loss from operations                                         (1,668)                      (1,454)

Other expense (income)
       Interest expense                                         119                          167
       Gain on sale of subsidiary                              (331)                        (670)
       Equity in earnings of unconsolidated                    (536)                         (10)
       affiliates
       Other                                                     47                           (8)
                                                         ----------                   -----------

Loss before income taxes                                       (967)                        (933)

Income taxes                                                      8                           15
                                                         ----------                   ----------

Net loss                                                $      (975)                 $      (948)
                                                         -----------                  -----------

Other comprehensive income (loss):
  Foreign currency translation adjustment                      (263)                         102
                                                         -----------                  ----------

Total comprehensive loss                                $    (1,238)                 $      (846)
                                                         -----------                  ----------
                                                         -----------                  ----------

Basic and diluted loss per share                        $     (0.07)                 $     (0.08)
                                                         -----------                  ----------
                                                         -----------                  ----------

See accompanying notes to consolidated condensed financial statements.

                MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                   1999                   1998
                                                                              ---------------         --------------
                                                                                         (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                                $     (975)             $     (948)
         Adjustments to reconcile net loss to cash used in operating activities:
               Depreciation and amortization                                            136                     206
               Amortization of intangibles                                               91                      48
               Gain on sale of subsidiary                                              (331)                   (670)
               Equity in earnings of unconsolidated entities                           (536)                    (10)
               Stock and warrants issued as compensation                                781                      --
               Other noncash items                                                      360                      18
               Changes in operating assets and liabilities:
                     Accounts receivable                                                687                      93
                     Inventories                                                        (77)                    279
                     Other assets                                                       (95)                    190
                     Accounts payable and accrued expenses                             (192)                   (537)
                                                                                  ----------              ----------
Cash used in operating activities                                                      (151)                 (1,331)
                                                                                  ----------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Net purchases of property, plant and equipment                                  (8)                   (132)
         Cash collected on note receivable                                                9                      --
                                                                                  ---------              ----------
Cash provided by (used in) investing activities                                           1                    (132)
                                                                                  ---------               ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Net increase in notes payable                                                  418                     303
         Repayment of long-term debt                                                   (216)                   (305)
         Proceeds from sale of common stock                                               1                      --
                                                                                  ---------              ----------
Cash provided by (used in) financing activities                                         203                      (2)
                                                                                  ---------               ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                (263)                     60
                                                                                  ----------              ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (210)                 (1,405)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        572                   1,921
                                                                                  ---------               ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $      362              $      516
                                                                                  ----------              ----------
                                                                                  ----------              ----------

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

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION AND BUSINESS

                  MicroTel International, Inc. (the "Company") is a holding company for its three wholly owned subsidiaries - CXR Telcom Corporation in Fremont, CA; CXR, S.A. in Paris, France, XIT Corporation in Ontario, CA. and its 41% owned affiliate company Digital Transmission Systems, Inc. located near Atlanta, Georgia. CXR Telcom Corporation, CXR, S.A. and Digital Transmission Systems, Inc. design, manufacture and market electronic telecommunication test instruments, wireless and wireline voice, data and video transmission and networking equipment. XIT Corporation designs, manufactures and markets information technology products, including input and display components, subsystem assemblies and power supplies. The Company operates out of facilities in the U.S., France, England and Japan.

                  Through March 31, 1999, the Company organized itself in three product line sectors- Circuits, Components and Subsystem Assemblies, and Instrumentation and Test Equipment. The sale of substantially all the assets of the Company's HyComp, Inc. subsidiary effective as of March 31, 1999 completed the Company's planned exit of the Circuits business and commencing in the second calendar quarter of 1999, the Company's remaining circuit business operation, which has been retained principally to provide manufacturing capability to the Company's Components and Test Equipment sectors, has been consolidated with the Company's Components sector.

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

                         MICROTEL INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  The unaudited consolidated condensed financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of March 31, 1999 and December 31, 1998 and the results of operations and cash flows for the related interim periods ended March 31, 1999 and 1998. However, these results are not necessarily indicative of results for any other interim period or for the year. It is suggested that the accompanying consolidated condensed financial statements be read in conjunction with the Company's Consolidated Financial Statements included in its 1998 Annual Report on Form 10-K.

(2)      LOSS PER SHARE

                  The following table illustrates the computation of basic and diluted loss per share:

                                                          THREE MONTHS ENDED     THREE MONTHS ENDED
                                                            MARCH 31, 1999         MARCH 31, 1998
                                                         ---------------------  --------------------
         NUMERATOR:
         Net loss                                         $        (975,000)      $        (948,000)

         Less: accretion of the excess of the
         redemption value over the carrying value of
         redeemable preferred stock                                  56,000                  13,000
                                                         ---------------------  --------------------

         Loss attributable to common stockholders
                                                                 (1,031,000)               (961,000)

         DENOMINATOR:
         Weighted average number of common shares
         outstanding during the period
                                                                 14,766,000              11,929,000
                                                         ---------------------  --------------------
         Basic and diluted loss per share                 $            (.07)       $           (.08)
                                                         ---------------------  --------------------
                                                         ---------------------  --------------------

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

                        MICROTEL INTERNATIONAL, INC.

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


(3)      INVENTORIES
                  Inventories consist of the following.

                                     March 31, 1999         December 31, 1998
                                     --------------         -----------------
           Raw materials             $    2,793,000         $       2,926,000
           Work-in-process                1,776,000                 2,375,000
           Finished goods                 1,253,000                 1,125,000
                                     --------------         ------------------
                                     $    5,822,000         $       6,426,000
                                     --------------         ------------------
                                     --------------         ------------------

(4)      LITIGATION

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

         DANIEL DROR & ELK INTERNATIONAL CORPORATION, LTD. V. MICROTEL INTERNATIONAL, INC., ET. AL.

                  In November 1996, the Company entered into an agreement (the "Agreement") with the Daniel Dror, former Chairman of the Company, which involved certain mutual obligations. In December 1997, Mr. Dror defaulted on the repayment of the first installment of a debt obligation which was an obligation set forth in the Agreement. Also in December 1997, Mr. Dror filed suit in the District Court for Galveston County, Texas alleging the Company had breached an alleged oral modification of the Agreement. In January 1998, the Company answered the complaint denying the allegation and litigation commenced in Texas.

                  In April 1998, the Company brought an action in California against Mr. Dror for breach of the Agreement and sought recovery of all stock, warrants and debt due the Company. The Company obtained a judgement in the amount of $211,000 against Mr. Dror in this litigation.

                          MICROTEL INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


(4)      LITIGATION (CONTINUED)

                  In December 1997, Elk International Corporation, Limited ("Elk"), a stockholder of the Company, brought an action in Texas against the Company's current Chairman and an unrelated party, alleging certain misrepresentations during the merger discussions between XIT and the Company. In February 1999, Elk filed suit against the Company, the current Chairman and counsel to the Company in connection with a stop transfer placed by the Company on certain common shares then held by Elk. Elk is described in the litigation as a Bahamian corporation with an investment office in Galveston County, Texas. Mr. Dror stipulated in the litigation that he manages the affairs of Elk in the United States.

                  On March 1, 1999, the parties entered into a settlement agreement which terminated all of the foregoing actions. Pursuant to the terms of the settlement agreement, the Company cancelled 750,000 options to purchase the Company's common stock formerly held by Elk and issued to Elk warrants to purchase 1,000,000 shares of the Company's restricted common stock. Additionally, the Company issued 100,000 shares of its restricted common stock to Elk and 25,000 shares each to two other parties to the settlement agreement. The Company also agreed to pay certain legal expenses, totaling $60,000, over a period of six months. The aggregated fair value of the settlement was approximately $130,000 and is reflected in the Company's consolidated financial statements as of December 31, 1998.

         SCHEINFELD V. MICROTEL INTERNATIONAL, INC.

                  In October 1996, David Scheinfeld brought an action in the Supreme Court of the State of New York, County of New York, to recover monetary damages in the amount of $300,000 allegedly sustained by the failure of the Company, its stock transfer agent and its counsel to timely deliver and register 40,000 shares of common stock purchased by Mr. Scheinfeld. The Company was informed by Mr. Scheinfeld that in order to settle his claims, the Company would have to issue him unrestricted shares of common stock. Since, in the absence of registrations, the Company could not issue unrestricted shares, the Company answered Mr. Scheinfeld's motion and sought to compel him to serve a complaint upon the defendants. On June 30, 1997, the complaint was served, and the Company has subsequently answered, denying the material allegations of the complaint. In August 1997, the Company served discovery requests on Mr. Scheinfeld, who was initially obligated to respond by September 12, 1997. Several court scheduling and preliminary settlement conferences were held during 1998 with no definitive outcome. A court arranged settlement conference scheduled for May 11, 1999 was rescheduled to June 21, 1999 and discovery is presently anticipated to be completed during June 1999.

                  Although the ultimate outcome of this matter cannot be predicted with certainty, pending actual resolution, management believes the disposition of this matter will not have a material adverse affect on the Company's consolidated financial position, results of operations or cash flows.

                          MICROTEL INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


(5)      ACQUISITION AND DISPOSITION OF BUSINESSES

                  On January 31, 1999, the Company exercised an option to purchase 1,738,159 shares or 41.4% of the then outstanding common stock of Digital Transmission Systems, Inc. ("DTS") from a private company in exchange for 1,000,000 shares of common stock of the Company. This option was granted to the Company on December 31, 1998 in exchange for warrants (with a fair value of approximately $55,000) to purchase 152,381 shares of the Company's common stock at $0.66 per share for five years. The Company does not consolidate the operating results of DTS but accounts for its interest in DTS' operating results using the equity method.

                  On March 31, 1999, the Company's HyComp, Inc. subsidiary ("HyComp"), a manufacturer of hybrid, thin film and flip-chip assembly circuits, entered into a definitive agreement to sell, effective as of March 31, 1999, substantially all of it assets and liabilities to SatCon Technology Corporation, a public company. HyComp completed the sale on April 19, 1999 and received $750,000 in cash and a royalty on certain future sales of the HyComp business and was reimbursed approximately $85,000 for certain expenses paid by HyComp between March 31, 1999 and the closing. The proceeds from this sale were used to partially repay amounts due under certain notes payable and other current debt.

                  The sale resulted in a gain of approximately $331,000 which is included in the results of operations for the three months ended March 31, 1999. Summarized below are unaudited pro forma financial results of operations of the Company as though the assets and liabilities had been sold at the beginning of 1999.

                 Net sales                                 $     7,054,000
                 Net loss                                  $    (1,183,000)
                 Basic and diluted loss per share          $          (.09)

(6)      NEW ACCOUNTING PRONOUNCEMENT

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

                          MICROTEL INTERNATIONAL, INC.

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


(7)      REPORTABLE SEGMENTS

                  Through March 31, 1999, the Company had three reportable segments: Instrumentation and Test Equipment, and Subsystem Assemblies, and Circuits. The Instrumentation and Test Equipment segment operates principally in the U.S. and European markets and designs, manufactures and distributes telecommunications test instruments and voice and data transmission and networking equipment. The Components and Subsystems Assemblies segment operates in the U.S., European and Asian markets and designs, manufactures and markets information technology products, including input and display components, subsystem assemblies, and power supplies. The Circuits Sector operated principally in the U.S. market and designed, manufactured and marketed hybrid microelectronic and other circuits through the 1st quarter of 1999 (see also Note 1 above).

                  The Company evaluates performance based upon profit or loss from operations before income taxes exclusive of nonrecurring gains and losses. The Company accounts for intersegment sales at prices negotiated between the individual segments.

                  The Company's reportable segments are comprised of operating entities offering the same or similar products to similar customers. Each segment is managed separately because each business has different customers, and different design, manufacturing and marketing strategies.

                  There were no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the amounts disclosed in the Company's consolidated financial statements included in its 1998 Annual Report on Form 10-K.

                  Selected financial data for each of the Company's operating segments is shown below.

                                             THREE MONTHS ENDED    THREE MONTHS ENDED
                                               MARCH 31, 1999        MARCH 31, 1998
                                             ------------------    ------------------
       SALES FROM EXTERNAL CUSTOMERS:
             Instruments                      $      3,708,000       $      4,190,000
             Components                              2,918,000              2,525,000
             Circuits                                  884,000              3,027,000
                                             ------------------    ------------------
                                              $      7,510,000       $      9,742,000
                                             ------------------    ------------------
                                             ------------------    ------------------

       INTERSEGMENT SALES:
             Instruments                      $             --       $             --
             Components                                 60,000                178,000
             Circuits                                  181,000                226,000
                                             ------------------    ------------------
                                              $        241,000       $        404,000
                                             ------------------    ------------------
                                             ------------------    ------------------

                         MICROTEL INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


(7)      REPORTABLE SEGMENTS (CONTINUED)

                                             THREE MONTHS ENDED    THREE MONTHS ENDED
                                               MARCH 31, 1999        MARCH 31, 1998
                                             ------------------    ------------------
       SEGMENT PROFITS
             Instruments                      $       (781,000)      $       (190,000)
             Components                                512,000                149,000
             Circuits                                 (387,000)              (858,000)
                                             ------------------    ------------------
                                              $       (656,000)      $       (899,000)
                                             ------------------    ------------------
                                             ------------------    ------------------
                                               MARCH 31, 1999      DECEMBER 31, 1998
                                             ------------------    ------------------
       SEGMENT ASSETS
             Instruments                      $      9,439,000       $     10,234,000
             Components                              7,133,000              7,193,000
             Circuits                                2,421,000              2,737,000
                                             ------------------    ------------------
                                              $     18,993,000       $     20,164,000
                                             ------------------    ------------------
                                             ------------------    ------------------

                  The following is a reconciliation of the reportable segment loss and assets to the Company's consolidated totals.


                                                    THREE MONTHS ENDED       THREE MONTHS ENDED
                                                      MARCH 31, 1999           MARCH 31, 1998
                                                    ------------------       ------------------
 Loss
 ----
 Total loss for reportable segments                 $         (656,000)       $        (899,000)
 Unallocated amounts:
    Gain on sale of assets of subsidiary                      (331,000)                (670,000)
    Equity in earnings of unconsolidated
       affiliates                                             (540,000)                 (10,000)
    Unallocated general corporate expenses                   1,182,000                  694,000
                                                    ------------------       ------------------
 Consolidated loss before income taxes              $         (967,000)       $        (933,000)
                                                    ------------------       ------------------
                                                    ------------------       ------------------
                                                      MARCH 31, 1999         DECEMBER 31, 1998
                                                    ------------------       ------------------

 Assets
 ------
    Total assets for reportable segments             $      18,993,000        $      20,164,000
    Other assets                                             2,584,000                1,078,000
                                                    ------------------       ------------------
 Total consolidated assets                          $       21,577,000        $      21,242,000
                                                    ------------------       ------------------
                                                    ------------------       ------------------

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

RESULTS OF OPERATIONS

NET SALES

         Consolidated net sales for the first quarter of 1999 decreased by approximately $2,232,000 or 22.9% compared with the same period in the prior year. This decrease in sales was comprised of:

     - The sale of the Company's XCEL Arnold Circuits, Inc. subsidiary ("XCEL Arnold") as of March 31, 1998.
     - A decline in the net sales of the Test Equipment sector and the remainder of Circuits sector.
     -    An increase in the net sales of the Components sector.

         The table below sets forth the composition of consolidated net sales by business sector, separately identifying the operations of XCEL Arnold for the three months ended March 31, 1999 and 1998.

                                               MARCH 31,             MARCH 31,
                                                 1999                  1998                  VARIANCE
                                                                                        INCREASE/(DECREASE)
Sector                                                        (DOLLARS IN THOUSANDS)                           PERCENT
------                                   ------------------------------------------------------------------   ---------
Test Equipment                                 $      3,708          $      4,190          $       (482)        (11.5)%
Components                                            2,918                 2,525                   393          15.6%
Circuits                                                884                 1,517                  (633)        (41.7)%
XCEL Arnold (sold 3/31/98)                               --                 1,510                (1,510)       (100.0)%
                                                -----------           -----------           ------------
Total Sales                                    $      7,510          $      9,742          $     (2,232)        (22.9)%
                                                -----------           -----------           ------------
                                                -----------           -----------           ------------

         During the first quarter of 1999, the Test Equipment sector experienced a decrease in net sales in both the U.S. and French business operations, which was principally the result of the decreased sales of test instruments in both markets and a decline in sales in the French operation of networking products and services. The decline in test instrument sales was substantially the result of nominal sales of older test instrument product lines in the first quarter of 1999 as these products had reached the end of their life by the end of 1998. While domestic sales of the sector's newer test instrument product line (introduced during the first quarter of 1998) increased in the first quarter of 1999 over the same period in 1998, this increase was insufficient to offset the lack of revenue from the older products in the first quarter of 1999.

         In the U.S. market, capital equipment budgets for this sector's customers are usually established in the months of January and February and consequently, purchases by such customers is traditionally lower than average in the first calendar quarter. In the French business operation, test instrument sales were impacted by the decision of a significant customer to delay the anticipated purchase of test instruments. In the French networking business operations, several major suppliers of networking equipment have merged and one such supplier has introduced new equipment models, causing a temporary delay due to retraining of personnel and business partners. To lessen dependency on products from these now merged suppliers, the French operation has recently added a new line of networking products to its offering and began to obtain orders at the end of the first quarter.

         The increase in net sales in the Component sector was substantially the results of increased sales of custom power supply products manufactured at the sector's XCEL Power Systems ("XPS") in the U. K. Net sales of the sector's other products remained essentially constant from the first quarter of 1998. The backlog for U.K. business operations, which peaked at approximately $6.4 million in July 1998, has steadily decreased thereafter as product delivery has occurred. During the three months ended March 31, 1999, the backlog for U.K. operations decreased significantly from approximately $5.4 million at December 1998 to approximately $3.7 at March 1999. This decrease was the result of the cancellation of one significant order and a change in the scope of another. Net sales of the sector's other products increased slightly compared to the first quarter of 1998 and are anticipated to remain at a level comparable with the first quarter of 1999 throughout the remainder of the current year.

         Overall Circuits sector sales, excluding XCEL Arnold, decreased as sales for both XIT's XCEL Etch-Tek division ("Etch-Tek") and its HyComp, Inc. subsidiary ("HyComp") decreased approximately $630,000 in the first quarter 1999 compared with sales levels for the same period in 1998. The sales at Etch-Tek are not expected to return to former levels in the foreseeable future and the Company has instituted significant cost reduction measures to bring the operation's overhead expenses more into line with anticipated internal requirements and outside customer sales levels. Additionally, the backlog of HyComp had fallen by approximately 50% during the later half of 1998 resulting in reduced first quarter 1999 sales. As a consequence of this expected continuing reduced level of sales, the Company sold substantially all the assets of the HyComp business effective as of March 31, 1999 (see
Note 6 to the Condensed Consolidated Financial Statements included elsewhere herein).

         The sale of substantially all the assets of the HyComp subsidiary completed the Company's planned exit of the Circuits business and commencing in the second calendar quarter of 1999 Etch-Tek, the Company's remaining circuit business operation which has been retained principally to provide manufacturing capability to the Company's Components and Test Equipment sectors, has been consolidated with the Company's Components sector.

GROSS PROFIT

         The composition of consolidated gross profit by business sector and the percentages of related net sales are as follows for the three months ended March 31, 1999 and 1998.

                                                      MARCH 31,                          MARCH 31,
                                                        1999                               1998
                                                        ----                               ----
                                                               (DOLLARS IN THOUSANDS)
Sector
------
Test Equipment                             $   1,452             39.2%        $   1,649            39.4%
Components                                     1,083             37.1%              690            27.3%
Circuits                                          71              8.0%             (103)           (3.4)%
                                            --------                           ---------
Total Gross Profit                         $   2,606             34.7%        $   2,236            23.0%
                                            --------                           ---------
                                            --------                           ---------

         Despite the decline in net sales, consolidated total gross profit increased by $370,000 in the first quarter of 1999 compared with 1998 because of the absence of sales in 1999 of XCEL Arnold that had negative gross profit in 1998 and the increase in gross profit experience by the Components sector resulting from both an increase in net sales and an increase in gross profit margin percent. Overall consolidated gross profit as a percentage of net sales increased 11.7% percentage points, or 50.9%, from the first quarter of 1998 to the first quarter of 1999 due to the higher margins experienced by both the Component and Circuits sectors. Gross profit margin percentages in the Test Equipment Sector remained constant from 1998 to 1999 while that sector's net sales declined resulting in lower gross profit.

         The improvement in gross profit percentage for the Components Sector resulted principally from:

     -    a favorable product mix shift to higher margin products sold by XPS.
     - substantial reductions in manufacturing overhead costs in the sector's domestic business operations.
     - the elimination, through closure and sale of two domestic product lines which experienced negative gross profit in 1998.

         The increase in gross profit for the Circuits Sector was principally the result of the sale of XCEL Arnold and the associated avoidance of continued negative margins at that operation which occurred in the first quarter of 1998.

OPERATING EXPENSES

         Operating expenses for the three months ended March 31, 1999 and 1998 were comprised of the following:

                                                    MARCH 31,      MARCH 31,
                                                       1999           1998
                                                       ----           ----
Commissions                                       $       250    $       387
Other selling                                             937          1,096
                                                  -----------    -----------
Total selling expense                                   1,187          1,483
General & administrative expense                        2,529          1,636
                                                  -----------    -----------
Total selling, general & administrative           $     3,716    $     3,119
                                                  -----------    -----------
                                                  -----------    -----------
Engineering & product development                 $       558    $       571
                                                  -----------    -----------
                                                  -----------    -----------

         Total selling expense as a percentage of net sales was 15.8% and 15.2% for the three months ended March 31, 1999 and 1998, respectively. Commissions as a percentage of sales decreased slightly from 4.0 % in 1998 to 3.3% in 1999 as a result of the decrease in commission expense associated with the decrease in Circuits sector net sales. In contrast to Components Sector sales which are primarily achieved through direct selling, the majority of Circuits Sector sales are made through manufacturer representatives. The decrease in other selling expense from the first quarter of 1998 to the first quarter of 1999, which consists of sales and marketing departmental costs, occurred principally in the Circuits sector, again principally as a result of the sale of XCEL Arnold.

         General and administrative expenses represent not only those costs associated with general corporate overhead but also reflects the dispersion of the Company's business operations onto three continents as well as the broad diversity of products which are produced in each of the local markets served by those business operations. General and administrative expense increased by $893,000 in the first quarter of 1999 compared with the first quarter of 1998. This net increase is principally comprised of:

       - Investor relations expenses totaling approximately $522,000 associated with the Company's program to retain the listing of its common stock on the Nasdaq SmallCap-SM- Market ("Nasdaq"). These non-cash expenses were attributable to the issuance of common stock and warrants in connection with services provided by third parties in support of this effort. Despite this effort, the trading price of the Company's common stock was unable to meet the minimum listing maintenance requirement and was removed from Nasdaq effective May 12, 1999 (see "Liquidity and Capital Resources"). The Company does not expect to incur such expenses again in the foreseeable future.

       - Expense of approximately $193,000 in connection with the Company's agreement to a one-time increase in the number of shares of common stock to be issued, pursuant to certain individual Contingent Stock Agreements, to two of the former owner's of Critical Communications, Inc. which the Company acquired in October 1997. The Company made this one-time adjustment to ensure the retention of the engineering and product development services of the former owners.

       - General increase in labor expense of approximately $167,000 for the Components Sector.

         Engineering and product development costs originated principally from the research and product development activities of the Test Equipment Sector and were comparable in the three months ended March 31, 1999 and 1998.

OTHER INCOME AND EXPENSE

         The decrease in interest expense of $48,000 in the first quarter of 1999 compared to 1998 resulted principally from decreased average borrowings during the respective periods. The increase in the first quarter of 1999 in other expense (income), net resulted principally from the equity in the earnings of the unconsolidated affiliate acquired on January 31, 1999 (see
Note 5 to Notes to Consolidated Condensed Financial Statements included elsewhere herein and "Liquidity and Capital Resources"). Other income for the three months ended March 31, 1999 and 1998 also included gains on the sale of HyComp in the amount of $331,000 and XCEL Arnold in the amount of $670,000, respectively.

INCOME TAXES

         Income taxes were nominal in both respective periods and domestic income tax obligations, consist primarily of minimum state tax payments as the Company is in a loss carryforward position for Federal income tax purposes. As a result of its merger with XIT in 1997, the Company experienced a more than 50% ownership change for federal income tax purposes. As a result, an annual limitation was placed upon the Company's ability to realize the benefit of its net operating loss and credit carryforwards. The amount of this annual limitation, as well as the impact of the application of other possible limitations under the consolidated return regulations, cannot presently be definitively determined. Management believes sufficient uncertainty exists regarding the realizability of the deferred tax asset items and, accordingly, a valuation allowance in an amount equal to the net deferred tax asset amount has been previously recorded.

LIQUIDITY AND CAPITAL RESOURCES

         Cash of $151,000 was used in operating activities in the first three months of 1999 versus cash of $1,331,000 used in the first three months of 1998. This decrease in cash use was caused principally by the improvement in results of operations, as adjusted for non-cash items, supplemented by collection of accounts receivable during the first quarter of 1999. Significant cash used in operations in the first quarter of 1998 was consumed by XACI to fund continued operating losses until its sale at the end of the quarter. Improvements in results from operations for the first quarter of 1999 occurred principally as a result of the substantial improvement in gross profit margins as described above. Capital expenditures in the first quarter were nominal and are not expected to be significant during the remainder of 1999. The Company financed its cash requirement for operating activities through a net increase short term borrowings under its credit facilities.

         On May 12, 1999, the Company's Nasdaq listing was discontinued and the Company's common stock thereafter has been listed on the OTC Bulletin Board-Registered Trademark-. As a consequence of such delisting, the Company could likely find it more difficult to obtain capital through an equity offering of its stock.

ACQUISITION AND DISPOSITION OF BUSINESSES

         On January 31, 1999, the Company exercised an option to purchase 1,738,159 shares or 41.4% of the then outstanding common stock of Digital Transmission Systems, Inc. ("DTS") from a private company in exchange for 1,000,000 shares of restricted common stock of the Company. This option was granted to the Company on December 31, 1998 in exchange for warrants (with a fair value of approximately $55,000) to purchase 152,381 shares of the Company's restricted common stock at $0.66 per share for five years. DTS was founded in 1990 and is a publicly-traded company with its headquarters near Atlanta, Georgia. It designs, manufactures and markets electronic products used to build, access and monitor high-speed telecommunications networks worldwide. DTS's primary customers include domestic and international wireless service providers, telephone service providers and private wireless network users.

         This acquisition provides the Company with a wireless transmission product which is complementary to the Company's wireline transmission products and affords both the Company and DTS the opportunity to market both company's product lines to their respective customer bases. The acquisition also establishes a relationship which affords the Company the opportunity to build DTS' products in lieu of the use of outside contract manufacturers thus providing DTS with greater flexibility and control of the production of its products and affording the Company the opportunity to employ certain underutilized plant capacity by building certain DTS products.

         Effective as of March 31, 1999, the Company sold substantially all the assets of its HyComp subsidiary and received $750,000 in cash as consideration and reimbursement of $85,000, representing severance expenses paid by HyComp to certain of its employees in connection with the sale, upon the closing of the sale in April. The cash received was primarily utilized to reduce certain long and short-term borrowings and other current debt.

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

LEGAL PROCEEDINGS

         There is one legal proceeding pending against the Company (see Note 4 to the Consolidated Condensed Financial Statements included elsewhere herein). As of the date hereof, management believes that the outcome of this pending proceeding will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

YEAR 2000

         The Company continues its assessment of the potential impact of the Year 2000 issue on its (i) computer applications and operating systems, (ii) equipment which uses embedded software, (iii) products sold to customers and
(iv) interactions with third parties in order to determine the Company's state of readiness; costs to address the Company's Year 2000 issues; risks of the Company's Year 2000 issues; and any necessary contingency plans. Certain of the Company's telephone test and transmission software-driven products utilize computer calendar/clock data and are presently Year 2000 compliant. Additionally, information regarding available upgrades necessary to enable previous versions of such products to be made Year 2000 compliant have been made available to purchasers. The majority of the products produced by the Company do not utilize computer calendar/clock data and consequently have no potential Year 2000 problems.

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

EURO CONVERSION

         The Company has operating subsidiaries located in France and the U.K. with combined net sales from these operations in the first three months of 1999 approximating 50% of total Company net sales. Net sales from the French subsidiary participating in the Euro conversion were 31% of the Company's net sales. The Company continues to review the impact of the Euro conversion on its operations.

         In 1998, the Company's European operations took steps to ensure their capability of entering into Euro transactions as of January 1, 1999. No material changes to information technology and other systems were necessary to accommodate these transactions as such systems previously had the capability to utilize multiple currencies.

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

OUTLOOK FOR THE COMPANY

         From the merger with XIT at the end of March 1997 through early July 1998, the Company directed its attention to stabilizing its financial condition and improving its operating results. In addition, during the second half of 1997 and the first quarter of 1998, the Company expended considerable management time and effort to divest itself of the XCEL Arnold operation which, due to its substantial operating losses, severely constricted the Company's cash position. The Company's failure to maintain the requisite financial position and consequential default on its major bank debt financing agreement, which was eliminated in early July 1998 by the consolidated credit facility referenced above, resulted principally from the operating losses incurred at XCEL Arnold. The time and effort to manage that situation coupled with efforts to obtain a replacement credit facility absorbed considerable management attention. Nonetheless, with two exceptions, all operating units experienced positive operating income, before interest and miscellaneous expense/(income), in the second quarter of 1998. Additionally, the Company added $1.8 million in cash from a private equity placement. As of March 31, 1999, the Company sold substantially all the assets of its HyComp, Inc. subsidiary, which sale closed on April 19, 1999. Also, the sale of the real property in which the Company's XIT subsidiary owns a 50% interest is planned for late in 1999 or early 2000.

         The Company's overall strategy is to expand its Test Equipment sector through the acquisition and/or development of new products, product lines and/or separate operating companies, such as its recent acquisition of 41% of DTS in January 1999, while concurrently continuing to evaluate existing lower-margin or loss operations elsewhere throughout the Company, with a view toward divestment and downsizing so as to redirect capital to the higher margin Test Equipment sector. In addition, the Company will continue to seek to maximize short to intermediate term profitability on existing maturing product lines in all sectors through price increases and lower operating costs. Over the last year, the Test Equipment sector in the United States market has successfully acquired and integrated the products of a state-of-the-art, customer-premises hand-held test equipment manufacturer located in St. Charles, Illinois. The acquired products have replaced existing, aged products and, in a short period of time, have become a significant portion of the net sales of the CXR U.S. operation. Production of this product line was transferred to and consolidated with the CXR Telcom facility in Fremont, California and the St. Charles facility was repositioned as an engineering, R&D and customer support center. Additionally, the French Test Equipment subsidiary has begun to market a broader range of test, transmission and networking products sourced through licensing, reseller and other agreements. These actions, in conjunction with the reduction of lower margin Circuits sector business, the sale of the domestic display business, and the restructured marketing focus in the Components sector on higher margin products, have resulted in the Company reducing its net cash used in operating activities in the first quarter of 1998 of $1,331,000 to cash used of $151,000 in the first quarter of 1999. Although there can be no assurances, the Company believes continued improvement in operating results will continue throughout 1999.

         In the US Test Equipment Sector, the recent completion of mergers of various Regional Bell Operating Companies has begun to produce new opportunities. The consolidation of Southwest Bell and Pacific Bell is now complete and release of equipment purchases has once again returned to traditional levels. Although the NYNEX and Bell Atlantic merger had initially created some uncertainty and delayed capital equipment purchases, this merger now affords the Company the opportunity to provide the combined entity with the Company's newer test equipment products. Domestic sales of transmission products are expected to improve with the introduction of Remote Access Server products for Internet applications as well as trial systems for other transmission products which are currently in place at SBC Communications and GTE. SBC's Pacific Bell subsidiary has purchased product for its San Diego and Anaheim locations following the trial and additional orders are expected throughout the remainder of the current year and thereafter. Additionally, in-house efforts are being directed toward developing software which will allow the recently acquired test equipment products to be marketed in both Europe and Latin America.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         None

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         No material new developments. See Note 4 - Litigation in the accompanying unaudited consolidated condensed financial statements and Legal Proceedings section of Item 3 of the Company's 1998 Annual Report on Form 10-K for a description of previously reported proceedings.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              Exhibit 10.50 - Asset Purchase Agreement between HyComp, Inc. and HyComp Acquisition Corp., c/o SatCon Technology Corporation, dated March 31, 1999.

              Exhibit 27 - Unaudited Financial Data Schedule for the three months ended March 31, 1999.

         (b)  Reports on Form 8-K:

              One report on Form 8-K dated January 31, 1999 under Item 5 - Other was filed on February 11, 1999.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                MicroTel International, Inc.


May 14, 1999                    /s/ Carmine T. Oliva
                                --------------------------------------------
                                Carmine T. Oliva
                                Chief Executive Officer
                                (Principal Executive Officer)



                                 /s/ James P. Butler
                                --------------------------------------------
                                 James P. Butler
                                 Chief Financial Officer
                                 (Principal Accounting and Financial Officer)