Form 10-Q
period 1999-06-30
MICROTEL INTERNATIONAL INC
filed 1999-08-16
CIK 854852

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



(X) Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarter ended June 30, 1999 or

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


   4290 E. Brickell  Street, Ontario California 91761
-------------------------------------------------------
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

As of August 13, 1999, there were 16,987,315 shares of common stock outstanding.

                          MICROTEL INTERNATIONAL, INC.


                               INDEX TO FORM 10-Q

                                                                            PAGE
                                                                            ----
PART I -  FINANCIAL INFORMATION

     Item l.   Financial Statements

     Consolidated Condensed Balance Sheets
     June 30, 1999 and December 31, 1998                                       3

     Consolidated Condensed Statements of Operations
     Three and Six Months Ended June 30, 1999 and l998                         4

     Consolidated Condensed Statements of Cash Flows
     Six Months Ended June 30, 1999 and l998                                   5

     Notes to Consolidated Condensed Financial Statements                   6-11

     Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                             12-22

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk      22

Part II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                               23

     Item 2.  Changes in Securities                                           23

     Item 3.  Defaults upon Senior Securities                                 23

     Item 4.  Submission of Matters to a Vote of Security Holders             23

     Item 5.  Other Information                                               24

     Item 6.  Exhibits and Reports on Form 8-K                                24

Signatures                                                                    25

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                         JUNE 30,   DECEMBER 31,
ASSETS                                                     1999         1998
------                                                   --------   ------------
  Cash and cash equivalents                               $   122        $   572
  Accounts receivable, net                                  5,946          7,337
  Current portion of notes receivable, net                    137            291
  Inventories                                               5,441          6,426
  Other current assets                                        729            926
                                                          -------        -------
     Total current assets                                  12,375         15,552

Property, plant and equipment-net                           1,474          1,939
Goodwill, net                                               1,604          1,701
Notes receivable, net, less current portion                    --            533
Investment in unconsolidated affiliates                     1,911            150
Other assets                                                1,175          1,367
                                                          -------        -------
                                                          $18,539        $21,242
                                                          -------        -------
                                                          -------        -------
LIABILITIES, REDEEMABLE PREFERRED STOCK
AND STOCKHOLDERS' EQUITY
Notes payable                                             $ 2,734        $ 3,379
Current portion of long-term debt                             497            805
Accounts payable                                            3,353          4,269
Accrued expenses                                            3,039          3,312
                                                          -------        -------
     Total current liabilities                              9,623         11,765

Long-term debt, less current portion                        1,035          1,430
Other liabilities                                             855            954
Minority interest                                             119             95
                                                          -------        -------
     Total liabilities                                     11,632         14,244

Convertible redeemable preferred stock                        810          1,516

Stockholders' equity:
  Common stock                                                 56             42
  Additional paid-in capital                               23,422         20,463
  Accumulated deficit                                     (17,056)       (15,122)
  Accumulated comprehensive income (loss)                    (325)            99
                                                          -------        -------
     Total stockholders' equity                             6,907          5,482
                                                          -------        -------
                                                          $18,539        $21,242
                                                          -------        -------
                                                          -------        -------

See accompanying notes to consolidated condensed financial statements.

                   MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)


                                                                    THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                        JUNE 30,                     JUNE 30,
                                                                  1999           1998           1999           1998
                                                              -----------    -----------    -----------     ----------
                                                                       (in thousands, except per share amounts)
Net sales                                                     $  6,801       $  8,971      $  14,311      $  18,713
Cost of sales                                                    4,411          5,555          9,314         13,061
                                                              --------       --------      ---------      ---------
Gross profit                                                     2,390          3,416          4,997          5,652

Operating expenses:
    Selling, general and administrative                          2,890          2,796          6,607          5,914
    Engineering and product development                            477            574          1,035          1,145
                                                              --------       --------      ---------      ---------

Income (loss) from operations                                     (977)            46         (2,645)        (1,407)

Other expense (income)
    Interest expense                                                83            177            202            344
    Loss (gain) on sale of subsidiary                               --             90           (331)          (580)
    Equity in earnings of unconsolidated affiliates               (191)            --           (727)           (16)
    Other                                                           40            (25)            87            (27)
                                                              --------       --------      ---------      ---------

Loss before income taxes                                          (909)          (196)        (1,876)        (1,128)

Income taxes expense                                                 5             22             13             37
                                                              --------       --------      ---------      ---------

Net loss                                                          (914)          (218)        (1,889)        (1,165)

Other comprehensive loss:

  Foreign currency translation adjustment                         (161)           (54)          (424)           (19)
                                                              --------       --------      ---------      ---------

Total comprehensive loss                                     $  (1,074)       $  (272)     $  (2,313)      $ (1,184)
                                                              --------       --------      ---------      ---------
                                                              --------       --------      ---------      ---------

Basic and diluted loss per share                              $  (0.06)      $  (0.02)      $  (0.12)      $  (0.10)
                                                              --------       --------      ---------      ---------
                                                              --------       --------      ---------      ---------

See accompanying notes to consolidated condensed financial statements.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           SIX MONTHS ENDED JUNE 30,
                                                                            1999                1998
                                                                       ------------------------------
                                                                                (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                           $  (1,889)          $  (1,165)
    Adjustments to reconcile net loss to cash provided by (used in)
    operating activities:
        Depreciation and amortization                                        240                 312
        Amortization of intangibles                                          173                  97
        Gain on sale of subsidiary                                          (331)               (580)
        Equity in earnings of unconsolidated entities                       (727)                (15)
        Stock and warrants issued as compensation                          1,219                  --
        Other noncash items                                                  463                 (49)
        Changes in operating assets and liabilities:
            Accounts receivable                                            1,576                (515)
            Inventories                                                      626                   6
            Other assets                                                      59                 (56)
            Accounts payable and accrued expenses                         (1,081)               (295)
                                                                       ---------           ---------
Cash provided by (used in) operating activities                              328              (2,260)
                                                                       ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net purchases of property, plant and equipment                           (52)               (178)
    Proceeds from sale of subsidiary                                         750               1,350
    Cash received from note receivable                                         9                  --
                                                                       ---------           ---------
Cash provided by investing activities                                        707               1,172
                                                                       ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net repayments of notes payable                                         (395)                640
    Repayments of long-term debt                                            (668)             (1,015)
    Private placement of convertible preferred stock                          --                 459
    Proceeds from sale of common stock                                         2                  --
                                                                       ---------           ---------
Cash provided by (used in) financing activities                           (1,061)                 84
                                                                       ---------           ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                     (424)                  6
                                                                       ---------           ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (450)               (998)
                                                                       ---------           ---------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             572               1,921
                                                                       ---------           ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $  122              $  923
                                                                       ---------           ---------
                                                                       ---------           ---------

See accompanying notes to consolidated condensed financial statements.

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

WHEN USED IN THESE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, THE WORDS "MAY," "WILL," "EXPECT," "ANTICIPATE," "CONTINUE," "ESTIMATE," "PROJECT," "INTEND," "SHOULD," "BELIEVE" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 REGARDING EVENTS, CONDITIONS AND FINANCIAL TRENDS THAT MAY AFFECT THE COMPANY'S FUTURE PLANS OF OPERATIONS, BUSINESS STRATEGY, OPERATING COSTS AND FINANCIAL POSITION. SPECIFICALLY, FORWARD-LOOKING STATEMENTS ARE INCLUDED IN NOTES 4 AND 6 HEREOF. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO RISKS AND UNCERTAINTIES AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY THAN THOSE INCLUDED WITHIN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          MicroTel International, Inc. (the "Company") is a holding company for its three wholly owned subsidiaries - CXR Telcom Corporation in Fremont, CA; CXR, S.A. in Paris, France, XIT Corporation in Ontario, CA. and its 37% owned affiliate company Digital Transmission Systems, Inc. located near Atlanta, Georgia. CXR Telcom Corporation, CXR, S.A. and Digital Transmission Systems, Inc. design, manufacture and market electronic telecommunication test instruments, wireless and wireline voice, data and video transmission and networking equipment. XIT Corporation designs, manufactures and markets information technology products, including input and display components, subsystem assemblies and power supplies. The Company operates out of facilities in the U.S., France, England and Japan.

          The Company organizes itself in three product line sectors- Circuits, Components and Subsystem Assemblies, and Instrumentation and Test Equipment. The sale of substantially all the assets of the Company's HyComp, Inc. subsidiary effective as of March 31, 1999 was a further step in the Company's planned exit of the Circuits business. The Company now has one remaining material circuits business operation.

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

                          MICROTEL INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          The unaudited consolidated condensed financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of June 30, 1999 and December 31, 1998 and the results of operations and cash flows for the related interim periods ended June 30, 1999 and 1998. However, these results are not necessarily indicative of results for any other interim period or for the year. It is suggested that the accompanying consolidated condensed financial statements be read in conjunction with the Company's Consolidated Financial Statements included in its 1998 Annual Report on Form 10-K.

(2)  LOSS PER SHARE

          The following table illustrates the computation of basic and diluted loss per share (in thousands, except per share amounts):


                                                       THREE MONTHS ENDED          SIX MONTHS ENDED
                                                             JUNE 30,                 JUNE 30,
                                                     --------------------   -------------------------
                                                       1999        1998        1999           1998
                                                     --------    --------   ----------     ----------
     NUMERATOR:
     Net loss                                        $  (914)    $  (218)   $  (1,889)     $  (1,165)
     Less: accretion of the excess of the
     redemption value over the carrying
     value of redeemable preferred stock                 (11)         --           45             13
                                                     -------     -------    ---------      ---------

     Loss attributable to common stockholders           (903)       (218)      (1,934)        (1,178)

     DENOMINATOR:
     Weighted average number of common
     shares outstanding during the period             16,594      11,929       15,685         11,928
                                                     -------     -------    ---------      ---------

     Basic and diluted loss per share                $  (.06)    $  (.02)     $  (.12)       $  (.10)
                                                     -------     -------    ---------      ---------
                                                     -------     -------    ---------      ---------

          The computation of diluted loss per share excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants because their effect was antidilutive due to losses incurred by the Company or such instruments had exercise prices greater than the average market price of the common shares during the periods presented.

(3)  INVENTORIES
          Inventories consist of the following.

                                         June 30, 1999      December 31, 1998
                                         -------------      -----------------
       Raw materials                     $  2,281,000        $   2,926,000
       Work-in-process                      1,758,000            2,375,000
       Finished goods                       1,402,000            1,125,000
                                         ------------        -------------
                                         $  5,441,000        $   6,426,000
                                         ------------        -------------
                                         ------------        -------------

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

     SCHEINFELD V. MICROTEL INTERNATIONAL, INC.

          During the second quarter of 1999, two court-directed settlement conferences were conducted with no material outcome. Discovery is substantially completed with only one or two depositions remaining to be taken as of June 30, 1999. The next court-directed settlement conference is presently scheduled for late August, 1999.

          Although the ultimate outcome of this matter cannot be predicted with certainty, pending actual resolution, management believes the disposition of this matter will not have a material adverse affect on the Company's consolidated financial position, results of operations or cash flows.

(5)  ACQUISITION AND DISPOSITION OF BUSINESSES

          On April 19, 1999, the Company completed the sale of substantially all of the assets and liabilities of its HyComp, Inc. subsidiary ("HyComp"), a manufacturer of hybrid, thin film and flip-chip assembly circuits to SatCon Technology Corporation, a public company. The sale was effective as of March 31, 1999 and resulted in a gain of approximately $331,000 which was included in the results of operations for the three months ended March 31, 1999. HyComp received $750,000 in cash and a royalty on certain future sales and was reimbursed approximately $85,000 for certain expenses paid by HyComp between March 31, 1999 and the closing date. The proceeds from this sale were used to partially repay amounts due under certain notes payable and other current debt.

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


(5)  ACQUISITION AND DISPOSITION OF BUSINESSES (CONTINUED)

          Summarized below are unaudited pro forma financial results of operations of the Company as though the assets and liabilities had been sold at the beginning of 1999.

        Net sales                               $   13,855,000
        Net loss                                $  (1,771,000)
        Basic and diluted loss per share        $        (.12)

(6)  NEW ACCOUNTING PRONOUNCEMENT

          Statement of Financial Accounting Standards No. 133, ''Accounting for Derivative Financial Instruments and Hedging Activities'' (''SFAS 133'') issued by the FASB is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company does not expect adoption of SFAS 133 to have a material effect on its financial position or results of operations.

(7)  REPORTABLE SEGMENTS

          Through June 30, 1999, the Company had three reportable segments:
     Instrumentation and Test Equipment, and Components and Subsystem Assemblies, and Circuits. The Instrumentation and Test Equipment segment operates principally in the U.S. and European markets and designs, manufactures and distributes telecommunications test instruments and voice and data transmission and networking equipment. The Components and Subsystems Assemblies segment operates in the U.S., European and Asian markets and designs, manufactures and markets information technology products, including input and display components, subsystem assemblies, and power supplies. The Circuits Sector operates principally in the U.S. market and designs, manufactures and markets printed circuits and, through the 1st quarter of 1999, hybrid microelectronic and other circuits (see also Notes 1 and 5 above). The Company has disposed of the majority of its circuits business operations and currently has only one such operation that is material.

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

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


(7)  REPORTABLE SEGMENTS (CONTINUED)

          There were no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the amounts disclosed in the Company's consolidated financial statements included in its 1998 Annual Report on Form 10-K.

          Selected financial data for each of the Company's operating segments is shown below.

                                                  SIX MONTHS         SIX MONTHS
                                            ENDED JUNE 30, 1999  ENDED JUNE 30, 1998
                                            -------------------  -------------------
     SALES FROM EXTERNAL CUSTOMERS:
       Instruments                              $  7,357,000      $   8,529,000
       Components                                  5,540,000          5,653,000
       Circuits                                    1,414,000          4,531,000
                                                ------------      -------------
                                                $ 14,311,000      $  18,713,000
                                                ------------      -------------
                                                ------------      -------------

     INTERSEGMENT SALES:
       Instruments                              $         --      $          --
       Components                                    130,000            343,000
       Circuits                                      321,000            346,000
                                                ------------      -------------
                                                $    451,000      $     689,000
                                                ------------      -------------
                                                ------------      -------------

     SEGMENT PROFITS
       Instruments                              $   (971,000)     $     (69,000)
       Components                                    722,000            494,000
       Circuits                                     (892,000)        (1,086,000)
                                                ------------      -------------
                                                $ (1,141,000)     $    (661,000)
                                                ------------      -------------
                                                ------------      -------------

     SEGMENT ASSETS
       Instruments                              $  8,648,000      $  10,234,000
       Components                                  5,782,000          7,193,000
       Circuits                                    1,357,000          2,737,000
                                                ------------      -------------
                                                $ 15,787,000      $  20,164,000
                                                ------------      -------------
                                                ------------      -------------

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


(7)  REPORTABLE SEGMENTS (CONTINUED)

          The following is a reconciliation of the reportable segment loss and assets to the Company's consolidated totals.

                                                      SIX MONTHS ENDED   SIX MONTHS ENDED
                                                        JUNE 30, 1999      JUNE 30, 1998
                                                        -------------      -------------
     LOSS
       Total loss for reportable segments                $  (1,141,000)      $    (661,000)
       Unallocated amounts:
         Gain on sale of assets of subsidiary                 (331,000)           (580,000)
         Equity in earnings of unconsolidated
           affiliates                                         (727,000)            (16,000)
         Write down of note receivable                         466,000                  --
         Unallocated general corporate expenses              1,327,000           1,063,000
                                                         -------------       -------------
       Consolidated loss before income taxes             $  (1,876,000)      $  (1,128,000)
                                                         -------------       -------------
                                                         -------------       -------------


                                                            JUNE 30,         DECEMBER 31,
                                                              1999               1998
                                                              ----               ----
     ASSETS
       Total assets for reportable segments              $  15,787,000       $  20,164,000
       Other assets                                          2,752,000           1,078,000
                                                         -------------       -------------
     Total consolidated assets                           $  18,539,000       $  21,242,000
                                                         -------------       -------------
                                                         -------------       -------------

                          MICROTEL INTERNATIONAL, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


WHEN USED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, THE WORDS "MAY," "WILL," "EXPECT," "ANTICIPATE," "CONTINUE," "ESTIMATE," "PROJECT," "INTEND", "SHOULD," "BELIEVE" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 REGARDING EVENTS, CONDITIONS AND FINANCIAL TRENDS THAT MAY AFFECT THE COMPANY'S FUTURE PLANS OF OPERATIONS, BUSINESS STRATEGY, OPERATING COSTS AND FINANCIAL POSITION. PROSPECTIVE READERS OR INVESTORS ARE CAUTIONED THAT ANY FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO RISKS AND UNCERTAINTIES AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY THAN THOSE INCLUDED WITHIN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 VERSUS THREE MONTHS ENDED JUNE 30, 1998

NET SALES

     Consolidated net sales for the second quarter of 1999 decreased by approximately $2,170,000 or 24.2% compared with the same period in 1998. The table below shows the composition of consolidated net sales by business sector.

                                 Three Months    Three Months    Variance-
                                     Ended          Ended        (increase)       Percent
     Sector                     June 30, 1999   June 30, 1998    (Decrease)       Change
                                -------------   -------------    ----------       ------
     Test Equipment                $  3,649       $  4,339        $  (690)        (15.9)%
     Components                       2,622          3,129           (507)        (16.2)%
     Circuits                           530          1,503           (973)        (64.7)%
                                   --------       --------        -------
     Total                         $  6,801       $  8,971        $(2,170)        (24.2)%
                                   --------       --------        -------
                                   --------       --------        -------

     The relative percent of net sales by sector between the respective periods experienced the following changes:

                                  Three Months       Three Months
                                      Ended             Ended
                Sector            June 30, 1999      June 30, 1998
                                  -------------      -------------
          Test Equipment             53.6%               48.3%
          Components                 38.6%               34.9%
          Circuits                    7.8%               16.8%
                                    -----               -----
          Total                     100.0%              100.0%
                                    -----               -----
                                    -----               -----

     During the second quarter of 1999, the Test Equipment sector experienced a decrease in net sales in both the U.S. and French business that resulted principally from a decrease in net sales of test instruments in both markets and a decline in net sales in the French operation of networking products and services. In the U.S. market, the decline in test instrument sales was caused by approximately $440,000 of returned product by a major distributor due to delays in demand by one of the Regional Bell Operating Companies ("RBOC") and other customers. In the French business operation, the decline in test equipment sales was principally due to decreased demand from several existing customers. The decline in net sales of networking products and services was principally due to increased competition from additional distributors appointed by the product manufacturers. These additional distributors resulted from a change in the product manufacturers' marketing approach following the merger and consolidation of several major equipment manufacturers and the increased competition has resulted in a reduction of overall prices. The French operation has entered into new distributor agreements in order to obtain additional or replacement products, sales of which are expected to commence in the third quarter of 1999. Net sales of voice and data transmission products in France increased and partially offset the reduction in net sales of other products due to increased demand, however this increase is not expected to be sustained beyond the current year. Sales of new products introduced this year (e.g. remote access servers and digital subscriber line transmission products) are expected to offset the reduced demand for existing transmission products next year.

The decrease in net sales in the Components sector resulted principally from:

     - A decrease in demand for digital switch products manufactured and distributed in the U.S. market;

     - The absence of net sales from the Company's XCEL Lite display monitor business which was disposed of in the fourth quarter 1998; and,

     - A decrease in net sales of the Company's subsystem assembly products in the U.S., sales of which were discontinued as of the end of the second quarter of 1999.

     Net sales for the Company's U.K. and Japan operations were substantially the same in the second quarter of 1999 as those of 1998, although a change in product mix occurred. Net sales of digital switch and sub assembly products marketed in the U.K. in the second quarter of 1999 declined by approximately 35% from the same period of the prior year but this decline was offset by an increase in the net sales of custom power supply products. Additionally, while the backlog for power supply products has declined from last year due to delays in placement of long-term orders, this condition is not expected to continue as order bookings toward the end of the second quarter of 1999 and thereafter have increased.

     Net sales in the Company's Circuits sector decreased in the second quarter of 1999 compared with the same period in 1998 as a result of:

     - The absence in the second quarter of net sales from the Company's HyComp, Inc. subsidiary, the assets of which were sold effective March 31, 1999; and,

     - A decrease in net sales at the Company's XCEL Etch Tek division that resulted from constrained working capital.

GROSS PROFIT

     The composition of consolidated gross profit by business sector and the percentages of related net sales are shown in the following table for the periods indicated:

                            Three Months     Percent of   Three Months     Percent of
                               Ended           Related       Ended           Related
     Sector                June 30, 1999      Net Sales  June 30, 1998      Net Sales
                           -------------      ---------  -------------      ---------
     Test Equipment             $  1,446          39.6%       $  1,940          44.7%
     Components                      933          35.6%          1,153          36.8%
     Circuits                         11           2.0%            323          21.5%
                                --------                      --------
     Total                      $  2,390          35.1%       $  3,416          38.1%
                                --------                      --------
                                --------                      --------

     Due to the decrease in net sales in the second quarter of 1999 compared with the same period in 1998, consolidated gross profit decreased $1,026,000 or 30.0%. Additionally, the Company experienced a decrease in gross profit as a percent of net sales, as shown above, due principally to decreased gross profit margins in the Test Equipment sector. This sector's U.S. business operation experienced a substantial decline in gross profit margin from approximately 60% in the second quarter of 1998 to 47% in the same period of 1999 resulting principally from lower sales and, consequentially, less absorption of fixed manufacturing overhead. Consequently, the Company restructured this operation in the second quarter of 1999 and expects to realize annual cost savings of approximately $1 million. The sector's French operation experienced a slight increase in gross profit percent (from 36.7% in the second quarter of 1998 to 37.4% for the second quarter of 1999) as higher transmission product margins helped support what otherwise would have been a larger decrease in gross margin percent due to lower net sales.

     Gross margin as a percent of net sales for the Components sector declined only slightly due to minor changes in product mix and the decrease in net sales and consequential unabsoption of manufacturing overhead. The U.S. operation of the Components sector has continued to reduce its infrastructure cost as it has disposed of or phased out individual product lines. This planned approach to the anticipated decrease in net sales enabled the U.S. operations to substantially maintain its gross profit margin that decreased from 44.1% in the second quarter of 1998 to 41.8% in the same period in 1999. Additionally, in order to further ensure the continued profitability of this operation, in August 1999, the Company instituted additional cost reduction measures that are expected to result in annualized savings of an additional $310,000. Gross profit percent for the Company's U.K. business operations increased from 25.4% in the second quarter of 1998 to 27.3% in the second quarter of 1999 principally as a result of the sale of higher margin digital switch and sub assembly products however this experience is not expected to continue in future periods.

     In the Company's Circuits sector, gross profit percent decreased substantially principally due to the loss of the gross profit contribution from the net sales of the Company's HyComp, Inc. subsidiary (the assets of which were sold in the first quarter of 1999). Gross profit percent at the Company's remaining circuit's business did not change materially from the second quarter of 1998 to the same period of 1999.

OPERATING EXPENSES

     Operating expense for the three months ended June 30, 1999 and 1998 were comprised of the following.

                                                Three Months   Three Months
                                                    Ended          Ended
                                               June 30, 1999  June 30, 1998
                                               -------------  -------------
     Commissions                                 $  189         $  312
     Other selling expense                          850            941
                                                 ------         ------
     Total selling expense                        1,039          1,253
     General & Administrative                     1,851          1,543
                                                 ------         ------
     Total Selling, General & Administrative     $2,890         $2,796
                                                 ------         ------
                                                 ------         ------
     Engineering & product development           $  477         $  574
                                                 ------         ------
                                                 ------         ------

     Total selling expense as a percentage of net sales was 15.3% and 14.0% for the three months ended June 30, 1999 and 1998, respectively. Commissions as a percent of net sales decreased to 2.8% in the second quarter of 1999 from 3.5% in the second quarter of 1998 due principally to the relative increase in the percentage of net sales from the Components sector and the relative decrease in the percentage of net sales from the Circuits sector which more than offset the higher commission percentage of the Test Equipment sector. The increase in total selling expenses as a percentage of net sales was due to the relative increase in net sales of the Test Equipment sector (as a percent of total net sales) in the second quarter of 1999 versus the same period in 1998 as this sector has much higher fixed sales and marketing expenses (as a percentage of net sales) than the other two sectors.

     General and administrative expenses increased by $308,000 from the second quarter of 1998 to the second quarter of 1999. This increase was principally due to the recording of a reserve in the amount of $466,000 for the net amount of a note receivable which was determined to be uncollectable when the maker of the note was unable to remit the first principal payment that was due in the second quarter of 1999. The note originated as part of the sale of the Company's XCEL Arnold Circuits, Inc. subsidiary ("XCEL Arnold") in the first quarter of 1998. The expense associated with the reserve was partially offset by lower general and administrative expenses in the U.S. Test Equipment sector business, a reduction in general corporate expenses and reduced shareholder relations expenses.

     Engineering and product development costs originated principally from the research and product development activities of the Test Equipment sector and the Company's Hycomp, Inc. subsidiary in the Circuits sector and decreased $97,000 or 16.9% due to the absence of such expenses in the second quarter of 1999 from the Company's HyComp, Inc. subsidiary, that was sold at the end of the first quarter of 1999. In future periods, engineering and product development costs will be solely attributable to the Test Equipment sector and are expected to increase modestly as the U.S. Test Equipment operations add additional resources to focus on bringing newer products to market in the near term in an effort to increase future net sales.

OTHER INCOME AND EXPENSE

     The decrease in interest expense of $94,000 in the second quarter of 1999 compared to the same period in 1998 resulted principally from lower average borrowings during the current period. The increase in the second quarter of 1999 in other expense (income), net resulted principally from the equity in the earnings of the Company's unconsolidated affiliate - Digital Transmission Systems, Inc. - acquired on January 31, 1999. Other income for the three months ended June 30, 1998 also included a reduction in the gain on the sale of XCEL Arnold in the amount of $90,000.

SIX MONTHS ENDED JUNE 30, 1999 VERSUS JUNE 30, 1998

NET SALES

     Consolidated net sales for the first six months of 1999 decreased by approximately $4,402,000 or 23.5% compared with the same period in 1998. The table below shows the composition of consolidated net sales by business sector.

                                            Six Months     Six Months       Variance-
                                               Ended         Ended          Increase/         Percent
     Sector                               June 30, 1999  June 30, 1998      (Decrease)        Change
                                          -------------  -------------      ----------        -------
     Test Equipment                            $ 7,357      $ 8,529          $(1,172)         (13.7)%
     Components                                  5,540        5,653             (113)          (2.0)%
     Circuits                                    1,414        4,531           (3,117)         (68.8)%
                                               -------      -------          -------
     Total                                     $14,311      $18,713          $(4,402)         (23.5)%
                                               -------      -------          -------
                                               -------      -------          -------

     The relative percent of net sales by sector between the respective periods experienced the following changes:

                                                Six Months     Six Months
                                                   Ended          Ended
     Sector                                    June 30, 1999  June 30, 1998
                                               -------------  -------------
     Test Equipment                                    51.4%          45.6%
     Components                                        38.7%          30.2%
     Circuits                                           9.9%          24.2%
                                                      -----          -----
     Total                                            100.0%         100.0%
                                                      -----          -----
                                                      -----          -----

     During the first six months of 1999, the Test Equipment sector experienced a decrease in net sales in both the U.S. and French business that resulted principally from the decreased sales of test instruments in both markets and a decline in sales in the French operation of networking products and services. In the U.S. market, the decline in test instrument sales resulted from a delay in the expected delivery of certain equipment to an RBOC and other smaller customers and traditionally reduced capital spending in the early months of each calendar year, during which time customers develop and finalize their capital spending plans for the current year. In the French business operation, test equipment sales were impacted principally by the decision of a significant customer to delay anticipated purchases and a general reduction in demand for these products. The decline in net sales of networking products and services was principally due to the merger of several major products suppliers, the introduction of new equipment models and associated delay relating to retraining of personnel and business partners, and increased competition due to the introduction into the marketplace of additional competing distributors appointed by the manufacturers that has resulted in a reduction of overall prices. The French operation entered into new distribution agreements in order to obtain additional or replacement products, sales of which are expected to commence in the third quarter of 1999.

     Due to increased demand, the net sales of voice and data transmission products in France increased during the second quarter of 1999, partially offsetting the reduction in net sales of other products. Although this increase is not expected to be sustained beyond the current year, sales of new products introduced this year (e.g. remote access servers and digital subscriber line transmission products) are expected to offset the reduced demand for existing transmission products next year.

     There was only a nominal change in the level of net sales in the Components sector as the absence of net sales of XCEL Lite display monitor in the U.S (which was disposed of in the fourth quarter 1998) and reduced net sales of the Company's subsystem assembly products (which were discontinued at the end of the second quarter of 1999) were substantially offset by increased sales at the Company's U.K. business operations. The increase in net sales for the U.K. operation was principally due to increased net sales of custom power supply products. Net sales at the Company's Japan operation were substantially the same in the first six months of 1999 as those of 1998.

     Net sales in the Company's Circuits sector decreased in the first six months of 1999 compared with the same period in 1998 as a result of:

     - The absence in current period of net sales from both the Company's XCEL Arnold and HyComp, Inc. subsidiaries the assets of which were sold effective as of March 31, 1998 and March 31, 1999, respectively; and,

     - A decrease in net sales at the Company's XCEL Etch Tek division that resulted from constrained working capital as well as a general decline in demand in the personal computer industry which generated increased competition for all other market segments in which the division competes.

GROSS PROFIT

     The composition of consolidated gross profit by business sector and the percentages of related net sale are shown in the following table for the periods indicated:

                             Six Months       Percent of     Six Months      Percent of
                               Ended           Related         Ended           Related
     Sector                June 30, 1999      Net Sales    June 30, 1998      Net Sales
                           -------------      ---------    -------------      ---------
     Test Equipment             $  2,900          39.4%       $  3,589          42.1%
     Components                    2,016          36.4%          1,843          32.6%
     Circuits                         81           5.7%            220           4.9%
                                --------                      --------
     Total                      $  4,997          34.9%       $  5,652          30.2%
                                --------                      --------
                                --------                      --------

     Due to the decrease in net sales in the first six months of 1999 compared with the same period in 1998, gross profit decreased $655,000 or 11.6%. Additionally, the Company experienced a decrease in gross profit as a percent of net sales, as shown above, principally due to increased gross profit margins in the Components sector. The Test Equipment sector's U.S. business operation experienced a decline in gross profit margin from approximately 49.6% in the first six months of 1998 to 39.2% in the same period of 1999 as a result of lower sales caused by approximately $440,000 of return product by a major distributor due to delays in demand by an RBOC and other smaller customers. The decreased in net sales for this sector resulted in lower gross profit due to lower absorption of fixed manufacturing overhead. The sector's French operation experienced a small increase in gross profit percent (from 38.1% in the first six months of 1998 to 40.0% for the first six months of 1999) due to the change in product sales mix to the internally manufactured higher margin transmission products.

     Gross margin as a percent of net sales for the Components sector increased in the first six months of 1999 compared with the same period in 1998 due to a shift in product mix in the U.S. business operations to higher-margin digital switch products which comprised a larger portion of total net sales (from 72.3% of net sales in the first six months of 1998 to 83.4% in the same period of 1999). Despite an overall decline in net sales for the U.S. component operation, this product mix change enabled gross profit to remain essentially the same for the comparable period in the prior year. Additionally, as the U.S. operation of the Components sector has shed lower margin product lines, it has continued to reduce its infrastructure, enabling it to maintain gross profit margins despite a continued decline in net sales. Gross profit percent for the Company's U.K. business operations increased from 25.7% for the first six months of 1998 to 28.7% in the same period of 1999 principally as a result of a change in the sales mix toward the higher margin digital switch and sub assembly products, which increase is not expected to continue in the second half of 1999.

     In the Company's Circuits sector, gross profit for the first six months of 1999 increased slightly compared with the same period in 1998 due principally to the absence of the gross profit deficit of XCEL Arnold Circuits, Inc. in the first six months of 1999 (XCEL Arnold had a gross profit of $(362,000) in 1998 prior to its sale on March 31, 1998). Gross profit percent at the Company's remaining circuit's business did not change materially from the first six months of 1998 to the same period of 1999.

OPERATING EXPENSES

     Operating expense for the six months ended June 30, 1999 and 1998 were comprised of the following.

                                            Six Months      Six Months
                                              Ended           Ended
                                          June 30, 1999   June 30, 1998
                                          -------------   -------------
     Commissions                                 $  439          $  594
     Other selling expense                        1,788           2,142
                                                 ------          ------
     Total selling expense                        2,227           2,736
     General & Administrative                     4,380           3,178
                                                 ------          ------
     Total S,G & A                               $6,607          $5,914
                                                 ------          ------
                                                 ------          ------
     Engineering & product development           $1,035          $1,145
                                                 ------          ------
                                                 ------          ------

     Total selling expense as a percentage of net sales was 15.6% and 14.6% for the six months ended June 30, 1999 and 1998, respectively. Commissions as a percent of net sales was essentially unchanged for the first six months of 1999 compared with the same period of 1998 (3.1% and 3.2% for 1999 and 1998, respectively). The increase in commission expense as a percent of net sales for the Test Equipment sector (from 3.6% to 5.5% for the first six months of 1998 to the same period in 1999) was offset by a similar decline in the commission percentage in the Circuits sector. This decrease resulted from the reduction in the relative percentage of net sales from the Circuits sector compared to total net sales. With the expected increase in relative percentage of net sales from the Test Equipment sector compared of total net sales, commission expense as a percent of total net sales is expected to increase accordingly. The increase in total selling expenses as a percentage of net sales was due to the increase in Test Equipment sector net sales, as a percent of total net sales, in the first six months of 1999 versus the same period in 1998. This phenomenon results from the fact that this sector has much higher fixed as well as variable sales and marketing expenses (as a percentage of net sales) than the other sectors.

     General and administrative expenses increased $1,202,000 in the first six months of 1999 compared to the same period of 1998. This increase was principally comprised of the following:

     - Investor relations expense totaling approximately $522,000 associated with the Company's program to retain the listing of its common stock on the Nasdaq SmallCap Market ("Nasdaq"). These non-cash expenses were attributable to the issuance of common stock and warrants as payment for services provide by third parties in support of this effort. Despite this effort, the trading price of the Company's common stock was insufficient to meet the minimum listing maintenance requirement and the stock was consequently delisted from Nasdaq as of May 12, 1999 ("see Liquidity and Capital Resources"). The Company does not expect to incur such expenses again in the foreseeable future.

     - Compensation expense of approximately $193,000 in connection with the Company's agreement to a one-time adjustment in the number of shares of common stock issuable under the terms of certain Contingent Stock Agreements between the Company and two of the former officers/owners of Critical Communications, Inc. which was acquired by the Company in October 1997. The Company made this adjustment to ensure the retention of the engineering and product development services of these individuals.

     - The recording of a reserve in the second quarter of 1999 in the amount of $466,000 for the net amount of a note receivable which was determined to be uncollectable when the maker of the note was unable to remit the first principal payment required in the second quarter of 1999. (see second quarter discussion above).

     Engineering and product development costs originated principally from the research and product development activities of the Test Equipment sector and the HyComp, Inc. subsidiary of the Circuits sector and decreased $110,000 or 9.6% due to the absence of such expenses in the second quarter of 1999 as a result of the sale of the assets of the Company's HyComp, Inc. subsidiary at the end of the first quarter of 1999. In future periods, engineering and product development costs will be solely attributable to the Test Equipment sector and are expected to increase modestly.

OTHER INCOME AND EXPENSE

     The decrease in interest expense of $142,000 in the first six months of 1999 compared to the same period in 1998 resulted principally from decreased average borrowings during the respective periods. The increase in the first six months of 1999 in other expense (income), net resulted principally from the equity in the earnings of an unconsolidated affiliate (Digital Transmission Systems, Inc.) acquired on January 31, 1999. Other expense (income), net for the six months ended June 30, 1999 and 1998 also included a gain on the sale of HyComp's assets of $331,000 and a gain on the sale of XCEL Arnold's assets in the amount of $580,000.

LIQUIDITY AND CAPITAL RESOURCES

     Cash of $328,000 was provided by operations in the first six months of 1999 versus cash of $2,260,000 used in operations in the first six months of 1998. The decrease in cash used in operations resulted from improved collection of accounts receivable, reduction of inventories and adjustments to net loss for other non-cash expenses. The Company received $750,000 from the sale of the assets of HyComp and used those proceeds for reduction of both long-term and current debt as well as for additional working capital purposes. During the first six months of 1999 the Company paid down approximately $668,000 in long-term debt obligations (approximately $183,000 of which was related to HyComp) and $395,000 in current notes payable utilizing the cash flow from operations and the proceeds of the HyComp sale. The Company acquired only $52,000 in new property plant and equipment and does not expect to make any major purchases for the remainder of the current year.

     The Company requested and received a temporary overadvance of $350,000 on its line of credit from its domestic lender in June 1999. The overadvance is scheduled to decrease by $50,000 on August 1st, by an additional
$100,000 on August 31st and to be retired by September 23rd. As of the date hereof, the Company has complied with the terms of the overadvance agreement. The temporary overadvance was required due the return of approximately $440,000 of certain equipment purchased by a domestic distributor of the Company's Test Equipment sector business. The return was caused by a delay in the anticipated timing of orders from an RBOC and certain other smaller customers. Reshipment of the equipment to the end users began in late June 1999 and completion is expected by September 1999.

     In May 1999, the Company restructured the operations of its U.S. Test Equipment sector business. Substantial reductions in staff occurred as well as major changes in the management of the business. The business infrastructure costs were reduced to a level that is expected to assist the business to operate profitably at its current level of sales. The anticipated annual cash savings is approximately $1 million. Additionally, the business will attempt to reduce its facility size by subletting a portion of its current facility. The completion of the reduction in facility space is expected by the end of the third quarter of 1999.

     As a result of the expected improved operating results from restructured operations described above and improvements in the results of operations the Company's Etch Tek division which occurred in June and July 1999 and are expected to be maintained during the third quarter of 1999, the Company has repaid the August 1st reduction in the overadvance on its line of credit and expects to be able to repay the remaining overadvance in accordance with the terms described above.

DELISTING OF COMMON STOCK AND CONVERSION RATE OF PREFERRED STOCK

     On May 12, 1999, the listing of the Company's common stock on the Nasdaq SmallCap Market ("Nasdaq") was discontinued and thereafter, the Company's common stock has been traded on the OTC Bulletin Board under the symbol "MCTL".

     On August 6, 1999, the Company announced that an agreement previously reached with the holders of the Company's Series A convertible preferred stock (the "Preferred Shares") and an extension thereof, which limited the conversion rate of such stock to $0.50 per common share so long as the Company's common stock continued to be listed on Nasdaq, had been terminated as a result of the delisting. The conversion rate for the Preferred Shares reverted to the terms of the original subscription agreement which provided that conversion would occur at the lower of $1.25 per common share or the arithmetic average of the three lowest closing bid prices during the forty (40) days immediately prior to conversion. The elimination of the minimum conversion price may increase the number of common shares to be issued upon conversion.

     As a consequence of these two events, the Company could likely find it more difficult to obtain capital though an equity offering of its stock in the future.

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

     The Company is currently installing accounting and operations management computer applications which are Year 2000 compliant and which operate on computer operating systems that are also Year 2000 compliant at the last facility requiring such installation. The Company estimates that the completion of this final installation will occur during the third quarter of 1999. The Company did not initiate such changes in application and operating software systems in order to accommodate the Year 2000 issue but rather to upgrade and enhance its information systems capability. As a part of its selection criteria, the Company considered the impact of the Year 2000 issue.

     The Company is currently finalizing its review of internal Year 2000 issues and its evaluation of any potential Year 2000 issues related to third parties. While the Company currently believes that the impact of the Year 2000 issue will not have a material effect on the Company's operations or financial condition, its assessment of this issue is not yet complete and therefore uncertainty exists as to whether material Year 2000 issues exist.

EFFECTS OF INFLATION

     The impact of inflation and changing prices has not been significant on the financial condition or results of operations of either the Company or its various operating subsidiaries.

EURO CONVERSION

     The Company has operating subsidiaries located in France and the U.K. with combined net sales from these operations in the first six months of 1999 approximating 53% of total Company net sales. Net sales from the French subsidiary participating in the Euro conversion were 34% of the Company's net sales in the first six months of 1999. The Company continues to review the impact of the Euro conversion on its operations.

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

OUTLOOK FOR THE COMPANY

     The Company's overall strategy continues to be focused on the expansion of its Test Equipment sector businesses through the acquisition and/or development of new products, product lines and/or separate operating companies while concurrently maximizing the synergy between its wholly-owned Test Equipment sector businesses and its recently acquired 37%-owned affiliate, Digital Transmission Systems, Inc. The Company is also directing its efforts to the divestment of the Company's existing non-core business operations so as to be able to redirect capital to the higher margin Test Equipment sector. In addition, the Company continues its efforts to maximize short to intermediate term profitability on existing maturing product lines in all sectors through price increases and lower operating costs as has been recently accomplished in the U.S. Components business and in the U.S. Test Equipment business. These recent cost reduction actions are expected to result in an annualized cost savings of approximately $1,350,000. As noted above, the French Test Equipment subsidiary has begun to market a broader range of test, transmission and networking products sourced through licensing, reseller and other agreements. These actions, in conjunction with the disposal of lower margin Circuits and Components sector businesses, and the restructured business operations at the Company's domestic Test Equipment sector business have resulted in the Company generating cash from operating activities during the first six months of 1999 of $328,000 compared with cash being consumed by operating activities of $2,260,000 in the first six months of 1998. Although there can be no assurances, the Company believes these actions to date will result in continued improvement in operating results through the remainder 1999 and thereafter.


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

          None.

Item 3.   Defaults upon Senior Securities

          None.

Item 4.  Submission of Matters to a Vote of Security Holders

          On June 10, 1999, the Company held its Annual Meeting of Stockholders. Matters voted on and results of the voting were as follows:

          A.   Election of Directors:

          Name              Class     Votes Received      Votes Withheld
          ----              -----     --------------      --------------
          Carmine T. Oliva    III       10,648,848          90,384
          Robert B. Runyon    III       10,654,852          84,380

          David A. Barrett is a Class I director and Laurence P. Finnegan, Jr. is a Class II director whose terms of office expire at the Company's Annual Meeting of Stockholders in 2000 and 2001, respectively.

          B. Ratification of Selection by the Board of Directors of BDO Seidman, LLP as Certified Public Independent Accountants:

          For            Against   Abstain
          ---            -------   -------
          10,676,037     32,721    30,474

          David Barrett resigned his position as a director of the Company on June 30, 1999 for personal reasons.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits:

               Exhibit   Description
               Number    -----------
               ------
                 27      Unaudited Financial Data Schedule for the six months
                         ended June 30, 1999.

          (b)  Reports on Form 8-K.

               Reports on Form 8-K were filed as follows:

               (1) Dated April 19, 1999, under Item 5 - Other, was filed on April 30, 1999.

               (2) Dated May 13, 1999, under Item 5 - Other, was filed on May 19, 1999.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MicroTel International, Inc.


August 13, 1999                    /s/ Carmine T. Oliva
                                   --------------------------------------
                                   Carmine T. Oliva
                                   Chief Executive Officer
                                   (Principal Executive Officer)



                                   /s/ James P. Butler
                                   --------------------------------------
                                   James P. Butler
                                   Chief Financial Officer
                                   (Principal Accounting and Financial Officer)