Form 10-Q
period 1999-09-30
MICROTEL INTERNATIONAL INC
filed 1999-11-15
CIK 854852

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



(X) Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarter ended September 30, 1999 or
                      ------------------

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


9485 Haven Avenue, Suite 100, Rancho Cucamonga, CA 91730
--------------------------------------------------------
(Address of principal executive offices) (Zip Code)

Registrant's telephone number                                   (909) 297-2699

Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each exchange
      Title of each class                                   on which registered
----------------------------------                         ---------------------
Common Stock $.0033 par value                                       None
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12 (g) of the Act:

                                      None
--------------------------------------------------------------------------------
                                 Title of Class

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

As of November 8, 1999, there were 18,096,461 shares of common stock outstanding.

                          MICROTEL INTERNATIONAL, INC.

                               INDEX TO FORM 10-Q

                                                                                                        PAGE
                                                                                                       ------
PART I -  FINANCIAL INFORMATION

         Item l.  Financial Statements

         Consolidated Condensed Balance Sheets
         September 30, 1999 and December 31, 1998                                                          3

         Consolidated Condensed Statements of Operations
         Three and Nine Months Ended September 30, 1999 and l998                                           4

         Consolidated Condensed Statements of Cash Flows
         Nine Months Ended September 30, 1999 and l998                                                     5

         Notes to Consolidated Condensed Financial Statements                                           6-11

         Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                     12-21

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                              21

PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings                                                                            21

    Item 2.  Changes in Securities and Use of  Proceeds                                                   21

    Item 3.  Defaults upon Senior Securities                                                              21

    Item 4.  Submission of Matters to a Vote of Security Holders                                          21

    Item 5.  Other Information                                                                            21

    Item 6.  Exhibits and Reports on Form 8-K                                                             22

Signatures                                                                                                23

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

ASSETS                                                                SEPTEMBER 30,      DECEMBER 31,
 CURRENT ASSETS                                                            1999              1998
                                                                      ----------------  ----------------
   Cash and cash equivalents                                             $      185        $      572
   Accounts receivable                                                        6,467             7,337
   Current portion of notes receivable                                           22               291
   Inventories                                                                4,684             6,426
   Other current assets                                                         694               926
                                                                          ---------          --------
      Total current assets                                                   12,052            15,552

 Property, plant and equipment-net                                            1,399             1,939
 Goodwill-net                                                                 1,556             1,701
 Notes receivable, less current portion                                          --               533
 Investment in unconsolidated affiliates                                      1,788               150
 Other assets                                                                 1,209             1,367
                                                                          ---------         ---------
                                                                         $   18,004        $   21,242
                                                                          =========         =========
 LIABILITIES, REDEEMABLE PREFERRED STOCK
 AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
 Notes payable                                                           $    2,633        $    3,379
 Current portion of long-term debt                                              466               805
 Accounts payable                                                             3,615             4,269
 Accrued expenses                                                             3,126             3,312
                                                                          ---------         ---------
      Total current liabilities                                               9,840            11,765

 Long-term debt, less current portion                                         1,088             1,430
 Other liabilities                                                              831               954
 Minority interest                                                              128                95
                                                                          ---------         ---------
      Total liabilities                                                      11,887            14,244

 Convertible redeemable preferred stock                                         596             1,516

 Stockholders' equity:
   Common stock                                                                  59                42
   Additional paid-in capital                                                23,657            20,463
   Accumulated deficit                                                      (18,114)          (15,122)
   Accumulated comprehensive income (loss)                                      (81)               99
                                                                          ----------        ---------
      Total stockholders' equity                                              5,521             5,482
                                                                          ---------         ---------
                                                                         $   18,004        $   21,242
                                                                          =========         =========

See accompanying notes to consolidated condensed financial statements.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                SEPTEMBER 30,                        SEPTEMBER 30,
                                                           1999               1998               1999               1998
                                                     -----------------  -----------------   ----------------   ----------------
                                                                     (in thousands, except per share amounts)
Net sales                                               $     6,952        $     9,112         $    21,263       $    27,825
Cost of sales                                                 4,729              5,554              14,043            18,615
                                                         ----------         ----------          ----------        ----------
Gross profit                                                  2,223              3,558               7,220             9,210

Operating expenses:
       Selling, general and administrative                    2,488              2,759               9,095             8,673
       Engineering and product development                      459                640               1,494             1,785
                                                         ----------         ----------          ----------        ----------

Income (loss) from operations                                  (724)               159              (3,369)           (1,248)

Other income (expense)
       Interest expense                                        (100)              (192)               (302)             (536)
       Gain on sale of subsidiary                                --                 --                 331               580
       Equity in earnings of unconsolidated                      28                 --                 755                --
       affiliates
       Other                                                   (226)               (28)               (313)               15
                                                         -----------        -----------         -----------       ----------

Loss before income taxes                                     (1,022)               (61)             (2,898)           (1,189)

Income tax expense                                               12                  5                  25                42
                                                         ----------         ----------          ----------        ----------

Net loss                                                     (1,034)               (66)             (2,923)           (1,231)
                                                         ----------          ---------          ----------        ---------

Other comprehensive income (loss):

  Foreign currency translation adjustment                       244               (118)               (180)             (123)
                                                         ----------         -----------         -----------       ----------

Total comprehensive loss                                $      (790)       $      (184)        $    (3,103)      $     (1354
                                                         ==========         ==========          ==========        ==========

Basic and diluted loss per share                        $     (0.06)       $     (0.01)        $     (0.18)      $     (0.11)
                                                         ==========         ==========          ==========        ==========

See accompanying notes to consolidated condensed financial statements.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                   1999                   1998
                                                                              ---------------         --------------
                                                                                         (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                                $   (2,923)             $   (1,231)
         Adjustments to reconcile net loss to cash used in (provided by)
         operating activities:
               Depreciation and amortization                                            393                     496
               Write-off of note receivable                                             753
               Amortization of intangibles                                              243                     147
               Gain on sale of subsidiary                                              (331)                   (580)
               Equity in earnings of unconsolidated entities                           (755)                     --
               Stock and warrants issued as compensation                              1,219                      --
               Other non cash items                                                     139                     (97)
               Changes in operating assets and liabilities:
                     Accounts receivable                                                848                    (528)
                     Inventories                                                      1,383                    (170)
                     Other assets                                                       171                    (279)
                     Accounts payable and accrued expenses                             (587)                   (891)
                                                                                  ---------               ---------
Cash provided by (used in) operating activities                                         553                  (3,133)
                                                                                  ---------               ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Net purchases of property, plant and equipment                                (130)                   (387)
         Cash received from note receivable                                               9                      --
                                                                                                                 --
         Proceeds from sale of subsidiary                                               750                   1,350
                                                                                -----------              ----------
Cash provided by investing activities                                                   629                     963
                                                                                -----------              ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Net repayments of notes payable                                               (746)                   (113)
         Net repayments of long-term debt                                              (645)                 (1,077)
         Private placement of convertible preferred stock                                --                   1,843
         Sale of common stock - employee purchase plan                                    2                       4
                                                                                  ---------               ---------
Cash provided by (used in) financing activities                                      (1,389)                    657
                                                                                  ---------               ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                (180)                    124
                                                                                  ---------               ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (387)                 (1,389)
                                                                                  ---------               ---------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        572                   1,921
                                                                                  ---------               ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $      185              $      532
                                                                                  =========               =========

See accompanying notes to consolidated condensed financial statements.

                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

WHEN USED IN THESE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, THE WORDS "MAY," "WILL," "EXPECT," "ANTICIPATE," "CONTINUE," "ESTIMATE," "PROJECT," "INTEND," "SHOULD," "BELIEVE" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 REGARDING EVENTS, CONDITIONS AND FINANCIAL TRENDS THAT MAY AFFECT THE COMPANY'S FUTURE PLANS OF OPERATIONS, BUSINESS STRATEGY, OPERATING COSTS AND FINANCIAL POSITION. SPECIFICALLY, FORWARD-LOOKING STATEMENTS ARE INCLUDED IN NOTES 1, 4 AND 6 HEREOF. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO RISKS AND UNCERTAINTIES AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY THAN THOSE INCLUDED WITHIN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  MicroTel International, Inc. (the "Company") is a holding company for its three wholly owned subsidiaries - CXR Telcom Corporation in Fremont, CA; CXR, S.A. in Paris, France; XIT Corporation in Ontario, CA; and its 41% owned affiliate company Digital Transmission Systems, Inc. located near Atlanta, Georgia. CXR Telcom Corporation, CXR, S.A. and Digital Transmission Systems, Inc. design, manufacture and market electronic telecommunication test instruments, wireless and wireline voice, data and video transmission and networking equipment. XIT Corporation designs, manufactures and markets information technology products, including input and display components, subsystem assemblies and power supplies. The Company operates out of facilities in the U.S., France, England and Japan.

                  Through March 31, 1999, the Company organized itself in three product line sectors- Circuits, Components and Subsystem Assemblies, and Instrumentation and Test Equipment. The sale of substantially all the assets of the Company's HyComp, Inc. subsidiary effective as of March 31, 1999 partially completed the Company's planned exit of the Circuits business. The Company operates two smaller circuits manufacturing locations that the Company intends to sell.

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

                          MICROTEL INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  The unaudited consolidated condensed financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of September 30, 1999 and December 31, 1998 and the results of operations and cash flows for the related interim periods ended September 30, 1999 and 1998. However, these results are not necessarily indicative of results for any other interim period or for the year. It is suggested that the accompanying consolidated condensed financial statements be read in conjunction with the Company's Consolidated Financial Statements included in its 1998 Annual Report on Form 10-K.

(2)      LOSS PER SHARE

                  The following table illustrates the computation of basic and diluted loss per share (in thousands, except per share amounts):

                                                                THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                      SEPTEMBER 30,
                                                         ---------------------------------  ---------------------------------
                                                              1999             1998              1999             1998
                                                         ---------------- ----------------  ---------------- ----------------
          NUMERATOR:
          Net loss                                         $     (1,034)    $        (66)     $     (2,923)    $     (1,231)

          Less: accretion of the excess of the
          redemption value over the carrying value of
          redeemable preferred stock                                 24               24                69               36
                                                            -----------      -----------       -----------      -----------

          Loss attributable to common stockholders
                                                                 (1,058)             (90)           (2,992)          (1,267)

          DENOMINATOR:
          Weighted average number of common shares
          outstanding during the period                          17,200           11,931            16,192           11,929
                                                            -----------      -----------       -----------      -----------

          Basic and diluted loss per share                 $       (.06)    $       (.01)     $       (.18)    $       (.11)
                                                            ===========      ===========      ============      ===========

                  The computation of diluted loss per share excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants because their effect was antidilutive due to losses incurred by the Company or such instruments had exercise prices greater than the average market price of the common shares during the periods presented.

(3)      INVENTORIES

                  Inventories consist of the following.

                                                                September 30, 1999            December 31, 1998
                                                              ----------------------         -------------------
           Raw materials                                      $       2,006,000              $        2,926,000
           Work-in-process                                            1,320,000                       2,375,000
           Finished goods                                             1,358,000                        1,125000
                                                              ----------------------         ------------------
                                                              $       4,684,000              $        6,426,000
                                                              ======================         ==================

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

         SCHEINFELD V. MICROTEL INTERNATIONAL, INC.

                  During the third quarter of 1999, settlement was reached with respect to the Scheinfeld case. The Company agreed to pay $75,000 payable in an initial payment of $6,250 and eleven monthly payments of $6,250 thereafter without interest.

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

          Net sales                                        $    20,807,000
          Net loss                                         $   (2,8005,000)
          Basic and diluted loss per share                 $          (.18)

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

(7)      REPORTABLE SEGMENTS

                  The Company has three reportable segments: Instrumentation and Test Equipment, Components and Subsystem Assemblies, and Circuits. The Instrumentation and Test Equipment segment operates principally in the U.S. and European markets and designs, manufactures and distributes telecommunications test instruments and voice and data transmission and networking equipment. The Components and Subsystems Assemblies segment operates in the U.S., European and Asian markets and designs, manufactures and markets information technology products, including input and display components, subsystem assemblies, and power supplies. The Company has disposed of the majority of its circuits business operations and has only one such operation that is material.

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

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


(7)      REPORTABLE SEGMENTS (CONTINUED)

                  Selected financial data for each of the Company's operating segments is shown below.

                                      NINE MONTHS ENDED      NINE MONTHS ENDED
                                      SEPTEMBER 30, 1999     SEPTEMBER 30, 1998
                                      ------------------     -------------------
SALES FROM EXTERNAL CUSTOMERS:
      Instruments                      $     11,279,000       $     12,625,000
      Components                              8,018,000              9,347,000
      Circuits                                1,966,000              5,853,000
                                        ---------------        ---------------
                                       $     21,263,000       $     27,825,000
                                        ===============        ===============

INTERSEGMENT SALES:
      Instruments                      $             --       $         17,000
      Components                                217,000                538,000
      Circuits                                  371,000                483,000
                                        ---------------        ---------------
                                       $        588,000       $      1,038,000
                                        ===============        ===============

                                      NINE MONTHS ENDED      NINE MONTHS ENDED
                                      SEPTEMBER 30, 1999     SEPTEMBER 30, 1998
                                      ------------------     -------------------
SEGMENT PROFITS (LOSSES)
      Instruments                      $     (2,120,000)      $       (606,000)
      Components                                189,000                575,000
      Circuits                                 (999,000)              (495,000)
                                        ----------------       ----------------
                                       $     (2,930,000)      $       (526,000)
                                        ================       ================

                                      SEPTEMBER 30, 1999      DECEMBER 31, 1998
                                      ------------------     -------------------
SEGMENT ASSETS
      Instruments                      $      8,070,000       $      8,861,000
      Components                              5,766,000              8,906,000
      Circuits                                1,331,000              2,602,000
                                        ---------------        ---------------
                                       $     15,167,000       $     20,369,000
                                        ===============        ===============

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


(7)      REPORTABLE SEGMENTS (CONTINUED)

                  The following is a reconciliation of the reportable segment loss and assets to the Company's consolidated totals.

                                                     NINE MONTHS ENDED       NINE MONTHS ENDED
                                                     SEPTEMBER 30, 1999      SEPTEMBER 30, 1998
                                                    --------------------    --------------------
 INCOME (EXPENSE OR LOSS)
 Total loss for reportable segments                 $        (2,930,000)     $        (526,000)
 Unallocated amounts:
    Gain on sale of assets of subsidiary                        331,000                580,000
    Equity in earnings of unconsolidated
       affiliates                                               755,000                     --
    Unallocated general corporate expenses
                                                             (1,054,000)            (1,243,000)
                                                      ------------------      -----------------
 Consolidated loss before income taxes              $        (2,898,000)     $      (1,189,000)
                                                     ==================       ================

                                                     SEPTEMBER 30, 1999       DECEMBER 31, 1998
                                                    --------------------    --------------------
ASSETS
    Total assets for reportable segments             $       15,167,000      $      20,369,000
    Other assets                                              2,837,000                873,000
                                                     ------------------        ---------------
 Total consolidated assets                          $        18,004,000      $       21,242,000
                                                     ==================       =================

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 VERSUS THREE MONTHS ENDED SEPTEMBER 30,
1998

NET SALES

         Consolidated net sales for the third quarter of 1999 decreased by approximately $2,160,000 or 23.7% compared with the same period in 1998. The table below sets forth the composition of consolidated net sales by business sector.

                          Three Months Ended   Three Months Ended       Variance-         Percent
        Sector            September 30, 1999   September 30, 1998   Increase (Decrease)    Change
                          ------------------   ------------------   -------------------   ---------
Test Equipment               $      3,922          $      4,096       $        (174)        (4.2)%
Components                          2,478                 3,694              (1,216)       (32.9)%
Circuits                              552                 1,322                (770)       (58.2)%
                              -----------           -----------        ------------
Total                        $      6,952          $      9,112       $      (2,160)       (23.7)%
                              ===========           ===========        ------------

         The relative percent of net sale by sector between the respective periods experienced the following changes:

                           Three Months Ended   Three Months Ended
    Sector                 September 30, 1999   September 30, 1998
                           ------------------   ------------------
Test Equipment                   56.4%                 45.0%
Components                       35.6%                 40.5%
Circuits                          7.9%                 14.5%
Total                           100.0%                100.0%

           Test Equipment sales were down slightly in the third quarter of 1999 compared to the comparable prior year period. Sales of voice mail systems increased but such sales increases were offset with reductions in sales of instruments as several customers' capital budgets have already been allocated and year end funds are not yet available.

             The substantial decline of sales in the Components sector in the current quarter as compared to the third quarter of 1998 was due mainly to a large order for a subassembly that was recorded in the third quarter of 1998. This resulted in larger than usual sales in the component sector in the third quarter of 1998. There was also a decrease in the demand for digiital switch products in the current quarter as compared to the comparable prior year period and lastly The Company disposed of its XCEL Lite product line and subsystem assembly work both of which were unprofitable product lines.

             Sales in the Circuit sector in the third quarter of 1999 were 58.2% less than sales in the sector in the third quarter of 1998 mainly because of the sale of the Company's HyComp. Inc. subsidiary, the assets of which were sold effective March 31, 1999. Sales at the Company's XCEL Etch Tek division were declined compared to the prior year due to constrained working capital. The company intends to exit this segment soon as a buyer can be found.

GROSS PROFIT

         The composition of consolidated gross profit by business sector and the percentages of related net sales are set forth in the following table for the periods indicated:

                          Three Months Ended         Percent          Three Months Ended        Percent
        Sector            September 30, 1999       of Net Sales       September 30, 1998      of Net Sales
                          ------------------       ------------       ------------------      ------------
Test Equipment               $      1,402              35.7%             $     1,962              47.9%
Components                            837              33.8%                   1,392              37.7%
Circuits                              (16)             (2.9)%                    204              15.4%
                              ------------                                ----------
Total                        $      2,223              32.0%             $     3,558              39.0%
                              ===========                                 ==========

         Due to the decrease in net sales in the third quarter of 1999 compared with the same period in 1998, gross profit decreased $1,335,000 or 37.5%. Additionally, the Company experienced a decrease in gross profit as a percent of net sales as shown above due principally to decreased gross profit margins in the Test Equipment sector. This sector's U.S. business operation experienced a substantial decline in gross profit margin from 47.9% in the third quarter of 1998 to 35.7% in the same period of 1999 resulting principally from lower sales and, consequentially, less absorption of fixed manufacturing overhead and a $225,000 inventory valuation write-down. Also, the Company has reduced its expense base by an annualized amount of $1,065,000, the effects of which should favorably impact the fourth quarter.

         Gross margin as a percent of net sales for the Components sector declined due to minor changes in product mix and the decrease in net sales with the consequential unabsorption of manufacturing overhead. The Components sector has continued to reduce its infrastructure cost as it has disposed of or phased out individual product lines. This planned approach to the anticipated decrease in net sales enabled the U.S. operations to relatively maintain its gross profit margin that decreased from 37.7% in the third quarter of 1998 to 33.8% in the same period in 1999. The Company is in the process of relocating its XIT Corporation subsidiary which represents the domestic portion of the component sector. The relocation is expected to result in approximately $360,000 of annual reductions in rent and utility costs.

         In the Company's Circuits sector, gross profit percent decreased substantially due principally to the loss of the gross profit contribution from the net sales of the Company's HyComp, Inc. subsidiary (the assets of which were sold in the first quarter of 1999). Gross profit percent at the Company's remaining circuit's business did not change materially from the third quarter of 1998 to the same period of 1999.

OPERATING EXPENSES

         Operating expenses for the three months ended September 30, 1999 and 1998 were comprised of the following:

                                                     Three Months Ended      Three Months Ended
                                                     September 30, 1999      September 30, 1998
                                                     ------------------      ------------------
Commissions                                              $        197           $        276
Other selling expense                                             869                    968
                                                           ----------             ----------
Total selling expense                                           1,066                  1,244
General & Administrative                                        1,422                  1,515
                                                           ----------             ----------
Total Selling, General & Administrative                  $      2,488           $      2,759
                                                          ===========            ===========
Engineering & product development                        $        459           $        640
                                                          ===========            ===========

         Total selling expense as a percentage of net sales was 15.3% and 13.7% for the three months ended September 30, 1999 and 1998, respectively. Total selling expense decreased in the current quarter as compared with the third quarter of 1998 but represented a greater percentage of sales due to the large reduction in sales.

         General and administrative expenses decreased by $93,000 from the third quarter of 1998 to the third quarter of 1999. The decrease was due to cost reduction efforts and the consolidation of the Test Equipment sector U.
S. administrative functions.

         Engineering and product development costs were incurred by the Test Equipment sector in the current quarter. Such expenses declined by $181,000 or 28.3% in third quarter of 1999 as compared to the third quarter of 1998. These expenses represented 6.6% of sales in the third quarter of 1999. Engineering and product expenses were reduced at the Test Equipment sector due to a reduction of personnel and the absence of such expenses in the Circuit sector in third quarter of 1999 as a result of the sale of the Company's HyComp, Inc. subsidiary at the end of the first quarter of 1999. In future periods, engineering and product development cost will be solely attributable to the Test Equipment sector and are expected to increase modestly as the U.S. Test Equipment operations add additional resources to focus on bringing new products to market in the near term in order to increase current net sales levels for that sector.

OTHER INCOME AND EXPENSE

         The decrease in interest expense of $92,000 in the third quarter of 1999 compared to the same period in 1998 resulted principally from lower average borrowings during the current period. The increase in the third quarter of 1999 in other expense of $198,000 was primarily the result of increasing a potential product warranty expense by $175,000 relating to the sale of HyComp, Inc. in the first quarter of 1999. Also, a loss of $83,000 was recorded in the current quarter for the sale of the partnership interest in the Company's Ontario, California facility.

NINE MONTHS ENDED SEPTEMBER 30, 1999 VERSUS SEPTEMBER 30, 1998

NET SALES

         Consolidated net sales for the first nine months of 1999 decreased by approximately $6,562,000 or 23.6% compared with the same period in 1998. The table below sets for the composition of consolidated net sales by business sector.

                                                                         Variance-
                          Nine Months Ended    Nine Months Ended         Increase/         Percent
        Sector            September 30, 1999   September 30, 1998        (Decrease)        Change
                          ------------------   ------------------        ----------         -------
Test Equipment               $     11,279          $     12,625        $      (1,346)      (10.7)%
Components                          8,018                 9,347               (1,329)      (14.2)%
Circuits                            1,966                 5,853               (3,887)      (66.4)%
                              -----------           -----------         ------------
Total                        $     21,263          $     27,825        $      (6,562)      (23.6)%
                              ===========           ===========         ------------

         The relative percent of net sale by sector between the respective periods experienced the following changes:

                          Nine Months Ended     Nine Months Ended
        Sector            September 30, 1999    September 30, 1998
                          ------------------    ------------------
Test Equipment                   53.0%                 45.4%
Components                       37.7%                 33.6%
Circuits                          9.3%                 21.0%
Total                           100.0%                100.0%

         During the first nine months of 1999, the Test Equipment sector experienced a decrease in net sales in the both the U.S. operations and to a lesser extent, the French operations as compared to the first nine months of 1998. In the U.S. market, the decline in test instrument sales resulted from a delay in the expected delivery of certain equipment to one of the Regional Bell Operating Companies and other smaller customers as qualification efforts progressed slower than originally anticipated. In the French business operation, test equipment sales were impacted principally by the decision of a significant customer to delay anticipated purchase and a general reduction in demand for these products. The reduction was offset by an increase in the sales of voice and data transmission products

The decline of sales in the Components sector in the current nine month period as compared to the prior year nine month period was due mainly to a large order for a subassembly that was recorded in the third quarter of 1998. This resulted in larger than usual sales in the Components sector in the third quarter of 1998. Also, the Company sold its XCEL Lite product line and discontinued its domestic sub system assembly products in the current year, both of which were unprofitable.

Net sales in the Company's Circuits sector decreased in the first nine months of 1999 compared with the same period in 1998 as a result of the absence in current period of net sales from both the Company's XCEL Arnold and HyComp, Inc. subsidiaries, the assets of which were sold effective as of March 31, 1998 and March 31, 1999, respectively. Also affecting sales were a decrease in net sales at the Company's XCEL Etch Tek division that resulted from constrained working capital as well as a general decline in demand for printed circuits principally related to weaker sales in the personal computer industry.

GROSS PROFIT

         The composition of consolidate gross profit by business sector and the percentages of related net sale are set forth in the following table for the periods indicated:

                           Nine Months Ended         Percent           Nine Months Ended        Percent
        Sector             September 30, 1999      of Net Sales        September 30, 1998     of Net Sales
                           ------------------      ------------        ------------------     -------------
Test Equipment               $      4,302              38.1%             $     5,551              44.0%
Components                          2,853              35.6%                   3,235              34.6%
Circuits                               65               3.3%                     424               7.2%
                              -----------
Total                        $      7,220              34.0%             $     9,210              33.1%
                              ===========                                 ==========

         Due to the decrease in net sales in the nine months of 1999 compared with the same period in 1998, gross profit decreased $1,990,000 or 21.6%. Additionally, the Company experienced a decrease in gross profit as a percent of net sales as shown above due principally to decreased gross profit margins in the Test Equipment sector. This sector's U.S. business operation experienced a decline in gross profit margin from 44.0% in the first nine months of 1998 to 38.1% in the same period of 1999 resulting principally from lower sales and, consequentially, less absorption of fixed manufacturing overhead and a $225,000 inventory valuation writedown. The Company has implemented cost reductions of approximately $1,065,000 on an annualized basis that will have a positive impact on the Company's earnings beginning in the fourth quarter of 1999.

         Gross margin percent for the Components sector remained at approximately 35%. The gross margin percent remained at this level despite less sales in the nine month period of 1999 compared to the same period in 1998 because the prior period included the sale of a large subassembly that carried a less than average gross profit.

         In the Company's Circuits sector, gross profit percent for the first nine months of 1999 decreased substantially compared with the same period in 1998 due principally to the loss of the gross profit contribution from the net sales of the Company's HyComp, Inc. subsidiary, the assets of which were sold at the end of the first quarter of 1999. The HyComp, Inc. business was sold because its business prospects were rapidly diminishing. HyComp, Inc. became unprofitable in the first quarter of 1999 and was expected to continue to be unprofitable. This decrease in the circuit sector's gross profit would have been greater but for the absence of gross profit deficit of XCEL Arnold Circuits, Inc. in the first nine months of 1999 (XCEL Arnold had a gross profit of $(362,000) in 1998 prior to its sale on March 31, 1998.

OPERATING EXPENSES

         Operating expenses for the nine months ended September 30, 1999 and 1998 were comprised of the following:

                                              Nine Months Ended     Nine Months Ended
                                              September 30, 1999    September 30, 1998
                                              ------------------    ------------------
Commissions                                      $        636          $        870
Other selling expense                                   2,658                 3,109
                                                   ----------            ----------
Total selling expense                                   3,294                 3,979
General & Administrative                                5,801                 4,694
                                                   ----------
Total S,G & A                                    $      9,095          $      8,673
                                                  ===========           ===========
Engineering & product development                $      1,494          $      1,785
                                                  ===========           ===========

         Total selling expense as a percentage of net sales was 15.5% and 14.3% for the first nine month periods of 1999 and 1998, respectively. Commissions as a percent of net sales was essentially unchanged for the first nine months of 1999 compared with the same period of 1998 (3.0% and 3.1% for 1999 and 1998, respectively).

         General and administrative expenses increased $1,107,000 in the first nine months of 1999 compared to the same period of 1998. This increase was principally comprised of the following less reductions in administrative expenses due to cost reduction efforts and the consolidation of administrative functions:

         - Investor relation expense totaling approximately $522,000 associated with the Company's program to retain the listing of its common stock on the Nasdaq SmallCap Market ("Nasdaq"). These non-cash expenses were attributable to the issuance of common stock and warrants as payment for services provide by third parties in support of this effort. Despite this effort, the trading price of the Company's common stock was insufficient to meet the minimum listing maintenance requirement and was removed from Nasdaq as of May 12, 1999 ("see Liquidity and Capital Resources"). The Company does not expect to incur such expenses again in the foreseeable future.

         - Compensation expense of approximately $193,000 in connection with the Company's agreement to a one-time adjustment in the number of shares of common stock issuable under the terms of certain Contingent Stock Agreements between the Company and two of the former officers/owners of Critical Communication, Inc. which was acquired by the Company in October 1997. The Company made this adjustment to insure the retention of the engineering and product development services of these individuals.

         - The recording of a reserve in the second quarter of 1999 in the amount of $466,000 for the net amount of a note receivable which was determined to be uncollectable when the maker of the note was unable to remit the first principal payment required in the second quarter of 1999.

         Engineering and product development costs originated principally from the research and product development activities of the Test Equipment and Circuits sectors and decreased $291,000 or

16.3% due to the absence of such expenses in the second and third quarters of 1999 as a result of the sale of the Company's HyComp, Inc. subsidiary at the end of the first quarter of 1999. In future periods, engineering and product development costs will be solely attributable to the Test Equipment sector and are expected to increase modestly.

OTHER INCOME AND EXPENSE

         The decrease in interest expense of $234,000 in the first nine months of 1999 compared to the same period in 1998 resulted principally from decreased average borrowing during the respective periods. The increase in the first nine months of 1999 in other income (expense), net resulted principally from the equity in the earnings of the unconsolidated affiliate (Digital Transmission Systems, Inc.) acquired on January 31, 1999. Other income (expense), net for the nine months ended September 30, 1999 and 1998 also included a gain on the sale of HyComp's assets of $331,000 and a gain on the sale of XCEL Arnold's assets in the amount of $580,000, respectively. The $313,000 of other expenses for the first nine month period of 1999 includes a $175,000 increase in a product warranty provision related to the sale of HyComp. Also, a loss of $83,000 was recorded in the current quarter for the sale of the partnership interest in the Company's Ontario, California facility.

LIQUIDITY AND CAPITAL RESOURCES

         Cash of $311,000 was provided by operations in the first nine months of 1999 versus cash of $3,133,000 used in operations in the first nine months of 1998. The decrease in cash used in operations resulted from improved collection of accounts receivable and reduction of inventories. Total cash used in the first nine months of 1999 was $387,000 compared to total cash used of $1,389,000 in the first nine months of 1998. Significant cash was consumed by XACI to fund continued operating losses until its sale at the end of the first quarter of 1998 The Company also paid down approximately $668,000 in long-term debt obligations and $645,000 in current notes payable with the cash flow from operations and the proceeds of the sale of HyComp, which proceeds were received early in the second quarter of 1999.

         The Company entered into an agreement with Congress Financial Corporation on July 12, 1999. The agreement allowed the Company maintain an overdraft status with its credit lines to Congress Financial Corporation in the amount of $350,000. The Company was in an overdraft situation at the time of the agreement in the amount of $350,000. The agreement required the overdraft to be repaid by September 22, 1999. As of September 30, 1999, the Company was in an overdraft position of $250,000. Congress Financial Corporation is reducing the Company's credit availability by $5,000 a week in order to pay down the overdraft balance.

         The agreement of July 12, 1999 with Congress Financial Corporation ("Congress")also required the Company to establish a $350,000 availability reserve against its term loan balance by paying down the loan balance by the amount of the reserve. The reserve is required to be established by November 1, 1999 and to the extent that the reserve is not paid, the reserve is to be captured by Congress during the period November 1, 1999 to December 31, 1999. The Company has not paid the $350,000 to establish the reserve and Congress has not recaptured the reserve as of the writing of this report. The Company does not have the cash resources to meet its obligation to pay the $350,000 by December 31, 1999 and also provide the working capital needed to continue operations.

         The Company's financial position worsened during the quarter ended September 30, 1999 as compared to the quarter ended June 30, 1999 due to the net loss and increased debt used to finance the loss. The Company is unable to timely pay some of its vendors and has been placed on COD terms by several of its suppliers. If the Company is unable to obtain additional financing, the Company may not be able to continue operations. There can be no assurance that even if additional capital were obtained that the Company would be capable of continuing its operations. Consequently, the Company is in the process of selling certain assets and while significant buyers are in the due diligence process there can be no assurance the Company can sell such assets on a timely basis to support continued operations.

         The Company intends to sell its Circuit sector businesses and its 37% interest in Digital Transmission Systems, Inc. in order to improve its liquidity. The Company is also considering a proposal to sell its Components business to a management buyout group. The Company has reduced expenses considerably by over $1,500,000 on an annualized basis by actions taken this year. However there can be no assurance that these efforts to improve liquidity will be sufficient or timely enough to provide the Company with the resources to continue operations.

DELISTING OF COMMON STOCK

         On May 12, 1999, the listing of the Company's common stock on the Nasdaq SmallCap Market ("Nasdaq") was discontinued and thereafter, the Company's common stock has been traded on the OTC Bulletin Board under the symbol "MCTL".

         On August 6, 1999, the Company announced that an agreement previously reached with the holders of the Company's Series A preferred stock (the "Preferred Shares") and an extension thereof, which limited the conversion rate of such stock to $0.50 per common share so long as the Company's common stock continued to be listed on Nasdaq, had been terminated as a result of the delisting. The conversion rate for the Preferred Shares reverted to the provisions of the original subscription agreement which provided that conversion would occur at the lower of $1.25 per common share or the arithmetic average of the three lowest closing bid prices during the forty (40) days immediately prior to conversion. The elimination of the minimum conversion price may increase the number of common shares to be issued upon conversion.

         As a consequence of these two events, the Company could likely find it more difficult to obtain capital though an equity offering of its stock in the future.

LEGAL PROCEEDINGS

None

YEAR 2000

         The Company continues its assessment of the potential impact of the Year 2000 issue on its (i) computer applications and operating systems, (ii) equipment which uses embedded software,

(iii) products sold to customers and (iv) interactions with third parties in order to determine the Company's state of readiness; costs to address the Company's Year 2000 issues; risks of the Company's Year 2000 issues; and any necessary contingency plans. Certain of the Company's telephone test and transmission software-driven products utilize computer calendar/clock data and are presently Year 2000 compliant. Additionally, information regarding available upgrades necessary to enable previous versions of such products to be made Year 2000 compliant have been made available to purchasers. The majority of the products produced by the Company does not utilize computer calendar/clock data and consequently have no potential Year 2000 problems.

         The Company is currently installing accounting and operations management computer applications which are Year 2000 compliant and which operate on computer operating systems that are also Year 2000 compliant at the last facility that requires such installation. The Company estimates that the completion of this installation will be completed during the third quarter of 1999. The Company did not initiate such changes in application and operating software systems in order to accommodate the Year 2000 issue but rather to upgrade and enhance its management information systems capability. As a part of its selection criteria, the Company considered the impact of the Year 2000 issue.

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

EURO CONVERSION

         The Company has operating subsidiaries located in France and the U.K. with combined net sales from these operations in the third quarter of 1999 approximating 58% of total Company net sales. Net sales from the French subsidiary participating in the Euro conversion were 36% of the Company's net sales in the first nine months of 1999. The Company continues to review the impact of the Euro conversion on its operations.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         None

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Settlement of the Scheinfeld case. See Note 4 - Litigation in the accompanying unaudited consolidated condensed financial statements and Legal Proceedings section of Item 3 of the Company's 1998 Annual Report on Form 10-K for a description of previously reported proceedings.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a vote of Security Holders

         None

Item 5.  Other Information - Subsequent Events

         On October 16, the Company sold its partnership interest in the property at 4290 E. Brickell Street, Ontario, California, which the Company leased, for assumption of the Company's rent debt, $75,000 and forgiveness of certain other debt. The sale also included a provision to release the company of its future lease obligations consisting of seven remaining years and approximately $3,000,000 of future lease payments regarding such property. As part of the mutual release the Company relinquished its claim on a $51,000 deposit and $144,000 note receivable from the lessor. In accordance with this agreement, the Company vacated the Brickell Street property on October 31, 1999. The company relocated its XIT Corporation components manufacturing operations to a 15,745 square foot manufacturing facility at 9654 Hermosa Avenue, Rancho Cucamonga, California and relocated its administration and executive headquarters to a 5,404 square foot office facility at 9485

Haven Avenue, Suite 100, Rancho Cucamonga, California. This move will result in monthly rent reduction of $25,000 per month plus lower utilities estimated to be a reduction of $5,000 a month.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

               Exhibit     Description
               Number      -----------
                10.1       Lease agreement between MicroTel International
                           Inc. and Property Reserve Inc.

                10.2       Lease agreement between XIT, Inc. and Rancho
                           Cucamonga Development Company

                27 Unaudited Financial Data Schedule for the nine months ended September 30, 1999. - electronic filing only

         (b) Reports on Form 8-K:

                                No current reports on Form 8-K were filed in the quarter ended September 30, 1999.

                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               MicroTel International, Inc.


November 15, 1999              /s/ Carmine T. Oliva
                               --------------------------------------------
                               Carmine T. Oliva
                               Chief Executive Officer
                               (Principal Executive Officer)



                               /s/ Randolph D. Foote
                               --------------------------------------------
                               Randolph D. Foote
                               Chief Financial Officer
                               (Principal Accounting and Financial Officer)