Form 10-K
period 1999-12-31
MICROTEL INTERNATIONAL INC
filed 2000-03-31
CIK 854852

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999,
                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

         FOR THE TRANSITION PERIOD FROM     TO

                         COMMISSION FILE NUMBER 1-10346

                                   -----------

                          MICROTEL INTERNATIONAL, INC.

             (Exact name of registrant as specified in its charter)

             DELAWARE                                      77-0226211
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)
     9485 HAVEN AVENUE, SUITE 100,                       (909) 297-2699
  RANCHO CUCAMONGA, CALIFORNIA, 91730            (Registrant's telephone number,
(Address of principal executive offices)              including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

      TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
 Common Stock, $.0033 par value                          None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None
                                 TITLE OF CLASS

                                   -----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock at March 14, 2000 held by nonaffiliates was approximately $36,354,000.

         As of March 14, 2000, there were 18,177,000 shares of Common Stock, Par Value $.0033, outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE. The definitive proxy statement in respect of the 2000 Annual Meeting of Shareholders of the Company is incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

         WHEN USED ANYWHERE IN THE DISCUSSION OF "BUSINESS" BELOW, THE WORDS "MAY," "WILL," "EXPECT," "ANTICIPATE," "CONTINUE," "ESTIMATE," "PROJECT," "INTEND," "SHOULD," "BELIEVE," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 REGARDING EVENTS, CONDITIONS AND FINANCIAL TRENDS THAT MAY AFFECT THE COMPANY'S FUTURE PLANS OF OPERATIONS, BUSINESS STRATEGY, OPERATING COSTS AND FINANCIAL POSITION. SPECIFICALLY, FORWARD-LOOKING STATEMENTS ARE INCLUDED IN THE FOLLOWING SECTIONS
BELOW: "OVERVIEW"; "INSTRUMENTATION AND TEST EQUIPMENT SECTOR;" "COMPONENTS AND SUBSYSTEM ASSEMBLIES SECTOR;" "CIRCUITS SECTOR;" "PRODUCT DEVELOPMENT AND ENGINEERING;" "COMPETITION;" "REGULATION," AND "EMPLOYEES." PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO RISKS AND UNCERTAINTIES AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INCLUDED WITHIN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.


OVERVIEW

         MicroTel International, Inc. (the "Company"), through its various direct and indirect subsidiaries, designs, manufactures and distributes a wide range of electronics hardware products and provides related services primarily to the telecommunications industry. Approximately 55% of the Company's product sales are to customers in the telecommunications industries, including, among many others, AT&T and the Regional Bell Operating Companies ("RBOCs") domestically, and France Telecom in Europe. The remainder of the sales are various information technology products for industrial, medical, military and aerospace applications. The Company does not market the products manufactured and distributed by its subsidiaries in connection with the "MicroTel" name but rather such products are distributed under each subsidiary's market-recognized brand-names.

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

         In 1984, MicroTel International, Inc. began operations as CXR Telcom Corporation. In 1989, a holding company, CXR Corporation, a Delaware corporation, was formed with two operating subidiaries, CXR Telcom Corporation, based in the United States, and CXR, S.A., based in France (collectively, "CXR"). CXR manufactures and distributes telecommunications testing and transmission equipment. In 1995, CXR Corporation changed its name to MicroTel International, Inc.

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

         During 1999, the Company achieved certain objectives. In January 1999, the Company acquired approximately 41% of the common stock of Digital Transmission Systems, Inc. ("DTS"), a public company (OTC BB - DTSX), to expand the Company's range of products to include wireless voice and data transmission products. As part of its strategy to divest itself of certain subsidiaries, the Company sold substantially all of the assets of HyComp, Inc. ("HyComp") which manufactured hybrid circuits.

         In November, 1999, the Company relocated and downsized its corporate headquarters and the Digitran component operations of its XIT Corporation ("XIT") subsidiary to Rancho Cucamonga from a 63,000 square foot facility in Ontario, California. The corporate headquarters were relocated to a 5,400 square foot office suite and the XIT operations were moved to a 15,745 square foot manufacturing facility. Both new locations are located in the City of Rancho Cucamonga and are approximately within one mile of each other. The move reduced monthly rental expense by $23,500 as well as reducing utility expenses. Concurrent with the relocation, the Company sold its interest in Capital Source Partners, a partnership that owned the building from which the Company moved.

         In January 2000 the Company sold all of its interest in DTS to Wi-LAN, Inc. of Alberta, Canada in exchange for $520,000 and 28,340 shares of Wi-LAN, Inc. common stock , which is traded on the Toronto, Ontario stock exchange. The market value of the acquired common stock of Wi-LAN, Inc. was approximately $720,000 on the date of the transaction. The Company's decision to sell the DTS stock was due to (1) the investment in DTS not providing expected benefits and
(2) the Company's need to increase liquidity and working capital.

         Within the electronics industry, the Company now manufactures and distributes three product lines and is organized into three related business segments (which are described as sectors throughout this document) that are discussed below.

1.       INSTRUMENTATION AND TEST EQUIPMENT SECTOR

         The Instrument and Test Equipment Sector is the Company's largest sector reporting 55% of the Company's net sales in 1999 and is considered the Company's core business which is the focus of the Company's growth strategy. The products of this sector are manufactured by CXR and CXR S. A. In addition, CXR, S.A. performs network integration services and distributes test equipment and data, voice and video transmission products manufactured by third parties. Their customers include AT&T, France Telecom,the RBOCs, interconnect carriers, independent telephone operating companies, private communications networks, banks, brokerage firms and government agencies.

TELECOMMUNICATIONS TEST EQUIPMENT. The CXR HALCYON line of telecommunications test equipment is used for installation, service and maintenance of telecommunications services. With the explosive expansion of analog and high-speed digital internet services and other competitive service alternatives, the market for this test equipment has expanded dramatically. Regional Bell Operating Companies ("RBCs"), Competitive Local Exchange Carriers ("CLECs"), Long Distance Providers and Internet Service Providers ("ISPs") have been forced to develop the capacity to install, identify and isolate troubles in the transmission facilities and terminating equipment. In addition, with the growth of e-commerce and internet related Business-to-Business activities, the Information Technology ("IT") managers of Fortune-1000 companies have had to incorporate internal test and maintenance organizations to ensure that corporate Wide Area Networks ("WANs") are fully operational with minimum downtime.

         The CXR HALCYON line of telecommunications equipment provides an exceptional solution to integrated services installation, maintenance and testing. Incorporation of the "Critical Communications" product line, acquired in October 1997, has been completed and the stage has been set to take advantage of the unique combination of performance and value offered by these products.

         The new 700 series of telecommunications test sets, acquired through the Critical Communications, Inc. acquisition, are a modular, rugged, lightweight and hand-held line of products which are used predominantly by telephone and internet companies to qualify and certify service offerings to end users. These sets are configured in a variety of models designed to perform analog and digital measurements from voice grade to wide-band Internet circuit applications. Testing of the physical copper pair and qualifying it for wide-band Digital Subscriber Services ("DSL") is a primary concern of the telephone service providers. These voice and internet services include Plane Old Telephone services (POTs, Caller-ID, CO/PBX), Digital Data Services (ISDN, DDS, T-1 and FT1), High Capacity Digital Subscriber Lines ("HDSL") and Asymmetrical Digital Subscriber Lines ("ADSL"). The unique modular nature of this test equipment provides an easy configuration and upgrade path for testing of the specific services offered by the various regional service providers. The 700 series of telecommunications test equipment supports national and international (CCITT) service applications.

         Recent key performance enhancements to the 700 series product family address the enormous appetite for conversion of analog service installations to high-speed digital access lines. Some of these key features are: 1) 23-tone test, an automated single key-stroke test which performs the equivalent of over 12 individual test sequences, 2) Load-Coil analysis, which identifies the presence of voice coils which prevent high-speed digital access, 3) DS3, installation and test of very high-speed digital transmission service - equivalent to 28 T-1 circuits and 4) Voice analysis and testing individual T-1 Channels. These enhancements allow further penetration of CXR HALCYON test equipment into the enormous telecommunications services market.

TRANSMISSION AND NETWORK ACCESS PRODUCTS. CXR develops, manufactures, and sells a broad line of Anderson Jacobson ("AJ") transmission and network access products. These include a line of high quality professional grade modems, which are used worldwide for networking and central office telecommunications applications including voice mail and billing systems. These modems are sold as stand-alone devices for remote sites or as rackmount versions for central site applications with end-to-end management. All Anderson Jacobson modems are "feature rich" and generally offer more capabilities and better performance than competing products especially when operating over poor quality lines. This characteristic alone has made the AJ modems the modem of choice for voice-mail applications where they are deployed in large numbers throughout the United States. These products are also available in more rugged versions for industrial applications like telemetry and remote monitoring.

         Together with modems, CXR also offers a line of ISDN terminal adapters, the digital equivalent of the analog modems. These terminal adapters are used in a broad range of applications including point of sale and videoconferencing. These adapters are available in standalone as well as rackmount versions. CXR is also manufacturing a line of ISDN intelligent multiplexer/switches called the CB2000, which are used to convert ISDN primary accesses into multiple basic accesses with port-to-port switching. This product, which was designed primarily for the European market, allows for a better use of ISDN resources and facilitates the migration from basic rate to primary rate access.

         The MD2000 is a new addition to the growing family of AJ transmission products. It allows data transmission over a single copper pair at E1 or FE1 speed over a distance of up to 8.0 miles. It comes with a choice of different interfaces including an Ethernet port with full bridging capability.

         The AJ Smart rack is a universal shelf rack that holds up to sixteen cards including analog modems, ISDN adapters and MDSL modems and CSU/DSU's. When the optional intelligent controller card is installed, the data center manager can keep track and modify configurations, run diagnostic routines or record alarms. The main advantage of the Smart rack is the simplicity of operation through a menu driven user interface.

REMOTE ACCESS PRODUCTS. CXR also markets a line of Remote Access Servers (RAS) to address the Internet Service Providers market as well as corporate user market. In a corporate environment these products are used to connect remote users to the corporate local area network ("LAN") via the telephone network or via the ISDN network using analog modems or terminal adapters. Systems range from 8 to 64 ports with built-in security. Like all other AJ products the RAS products are fully remotely manageable.

NETWORKING SYSTEMS. In 1996 CXR, S.A. formed a new business unit to market several lines of products used to build multimedia enterprise networks. These products are all purchased from third-party vendors under OEM or distributorship agreements. These network products are sold to customers in a turnkey solution and includes network design, installation and maintenance.

         The product lines marketed consist of three main categories: (i) Data-voice multiplexers to transport voice data and video over point to point lease lines or frame relay networks; (ii) ISDN routers used to connect remote offices to corporate offices; (iii) terminal servers and remote access servers to connect local and remote users to the corporate LAN.

2.       COMPONENTS AND SUBSYSTEM ASSEMBLIES SECTOR

         The Components and Subsystem Assemblies Sector is the Company's second largest and most profitable business sector representing approximately 36% of 1999 net sales. This business will continue to be managed for profitability and growth for so long as it contributes to profitability, diversification of earnings and contributes to the growth of the core Instruments and Test Equipment Sector. Components and Subsystem Assemblies products are produced and/or sold by XIT's Digitran Division, based in Rancho Cucamonga, California, XCEL Ltd. and XCEL Power Systems, Ltd., wholly-owned subsidiaries of XIT based in England, and another wholly-owned subsidiary, XCEL Japan, Ltd. XIT's Digitran Division relocated from its Ontario facility to a smaller, lower cost facility in Rancho Cucamonga in November 1999 simultaneously with the relocation of the corporate headquarters from Ontario to an office suite in Rancho Cucamonga. Although the Company plans to intensify its focus on the telecommunications sector, the Company intends to continue its efforts to increase the profitability and growth of the component sector businesses.

COMPONENTS

         XIT's Digitran Division manufactures and sells digital switch products serving aerospace, military, communications, industrial and commercial applications. Thumbwheel, push button, and lever modules, together with assemblies, are manufactured in 16 different model families. The Digitran Division also offers a wide variety of custom keypads. The Digitran Division previously produced the XCEL-Lite display color monitor product which was sold in December 1998. Color and monochrome monitors (including XCEL-Lite) are sold in Europe through XCEL Ltd.

         XCEL Power Systems Ltd., located in Ashford, Kent, England, produces a range of high and low voltage, high specification, compact and microelectronic power supplies for an international customer base, including telecommunications, aerospace and military customers.

         XCEL JAPAN Ltd. resells various Digitran Division Products and other third party Asian source components primarily into Japan and also into other highly industrialized Asian countries. -6-

SUBSYSTEMS

         The Company's Digitran Division previously produced subsystem assemblies but discontinued marketing this service to new customers early in 1999. However, Digitran does continue this service for selected previous customers. The Company's XCEL Power Systems, Ltd. UK subsidiary offers complete manufacturing solutions to OEMs, outside and internal divisions and subsidiaries, including concurrent engineering, assembly of printed circuit boards and front panel assemblies incorporating its input and display components, assembly of subsystems, test engineering, software development and accessory packaging. The Company's XCEL Ltd. subsidiary believes its ability to manufacture various electronic components, combined with its engineering integration capability, provides it with a number of competitive advantages in providing custom contract assembled subsystem assemblies. XCEL UK is able to engineer and manufacture communications, medical, industrial, and military input and display subsystems and other subsystem assemblies.

3.       CIRCUITS SECTOR

         This is the Company's smallest sector, generating approximately 9% of net sales in 1999. Two of the previous units making up this sector, XCEL Arnold Circuits, Inc. and HyComp, Inc. have been sold and the Company intends to evaluate its alternatives related to this sector, including the possible divestiture of its remaining XCEL Etch-Tek Division.

CUSTOMERS AND MARKETING

         Customers for the Company's Instrumentation and Test product line include AT&T, the RBOCs, international telephone companies - including France Telecom - and private communications networks. Datacom test equipment and modem equipment are purchased by telecommunications equipment manufacturers and used in the design, manufacture, installation and maintenance of the electronic equipment they provide. Telecom test instruments are purchased by the major long distance and local loop carriers.

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

         During the periods presented in this report, the customers for the Circuits Sector included GenRad, Raytheon, Lockheed Martin, Tektronics, Teradyne, Holland Signal, Racal, EFW and Loral among others.

         The Company's largest customer was Motorola which accounted for approximately 14%, of the net sales for the year ended December 31, 1997. These sales were made by XCEL Arnold, the assets of which were sold by the Company on March 31, 1998. No other customer accounted for more than 10% of the Company's net sales in 1999 or 1998.

         The Company markets its products through a combination of direct sales engineers, distributors and independent sales representatives primarily in the United States, Europe and Japan (See Note 15 to the Consolidated Financial Statements included elsewhere in this Report).

BACKLOG

         The Company's business is not generally seasonal, with the exception that the capital equipment purchases by telecom customers are lower than average during the first quarter of each year as new budgets for calendar year purchases of capital equipment are typically not approved until late in the first quarter, thereby impacting the Instrumentation and Test Equipment sector. The Company's backlog of firm, unshipped orders was as follows by business sector at December 31, 1999, 1998 and 1997, respectively.


                                     DEC. 31, 1999  DEC. 31, 1998  DEC. 31, 1997
                                     -------------  -------------  -------------
                                                   (IN THOUSANDS)

          Instrumentation and
            Test Equipment           $        824   $      1,861   $       985
          Components and
            Subsystem Assemblies            5,380          7,137         6,452
          Circuits                            113            993         5,397
                                     -------------  -------------  -------------
                                     $      6,317   $      9,991   $    12,834
                                     =============  =============  =============

         The backlog for the Instrumentation and Test Equipment Sector is not deemed a significant measure of business, as customers generally order on a just-in-time basis. The increase in backlog for the Components and Subsystem Assemblies Sector at December 31, 1998 resulted from an increase of approximately $1,060,000 at XPS principally in the fourth quarter of 1998 and an increase in the orders for the remainder of the Sector from programs which did not order in 1997. Order backlog for XPS is volatile and the decline from December 31, 1998 to December 31, 1999 does not indicate an adverse trend. The Company's order backlog at December 31, 1999 will be mostly shipped during 2000 with some contracts requiring shipments in 2001 and 2002. The overall decline in backlog for the Circuits Sector from December 31, 1997 to December 31, 1998 was principally the result of the sale of XCEL Arnold, which had a backlog of approximately $3,400,000 at December 31, 1997. The decline in backlog for this sector in 1999 as compared to 1998 resulted mainly from the sale of the assets of HyComp, Inc on March 31, 1999.

MANUFACTURING

         The Company purchases the electronic components required for the manufacture of its various product lines from a number of vendors and has experienced no significant difficulties in obtaining timely delivery of components. Management is implementing a plan of outside contract manufacturing for its U. S. produced telecom test equipment. Also, the Company is consolidating all its transmission and modem manufacturing for the North American and European markets at its French manufacturing facility at CXR, S. A.

PRODUCT DEVELOPMENT AND ENGINEERING

         The Company's product development and engineering is critical in view of rapid technological innovation in the electronics hardware industry. Current research and development efforts are concentrated in the Instrumentation and Test Equipment Sector (CXR and CXR, S.A.). For the years ended December 31, 1999, 1998 and 1997, engineering and product development costs of the Company were $1,873,000, $2,454,000 and $2,046,000, respectively. The decline in these expenses in 1999 as compared to 1998 was primarily due to the sale of HyComp in March 1999 as the net 1999 amount represents a slight increase exclusive of the HyComp affect.

         The product development costs of CXR and CXR, S.A. were $1,213,000, $2,202,000 and $1,797,000 during the years ended December 31, 1999, 1998 and 1997, respectively. These product development costs were related primarily to development of new telecommunications test equipment, trunk testing system products and data communications equipment. Current research expenditures are directed principally towards enhancements to the current test instrument product line and development of increased band width (faster speed) transmission products. These expenditures are intended to improve market share and gross profit margins, although no assurances may be given that such improvements will be achieved.

         CXR and CXR SA also makes use of the latest CAD (Computer Aided Design) equipment to design and package its products. This puts CXR in the position to take full advantage of the latest CAE (Computer Aided Engineering), and EDA (Engineering Design Automation) workstation tools to design, simulate and test its advanced product features or product enhancements for custom circuits and miniaturization purposes. With the above mentioned tools, product developments are turned around quickly, keeping the highest quality and reliability integrated as part of the overall development process. This kind of capability also allows CXR to offer custom featured designs for the potentially expanding Original Equipment Manufacturer ("OEM") customers, whose needs require the integration of CXR's products with their own.

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

         The Company's Components and Subsystem Assemblies Sector competes in a highly fragmented market composed of a diverse group of manufacturers. The Company believes that the primary bases of competition in this market segment are capability, price, manufacturing quality, advanced manufacturing technology and reliable delivery. The Company believes that by focusing on low to medium-volume production, and by manufacturing subsystems using its in-house manufactured components, the Company can successfully compete, particularly in Europe. Additionally, by taking on a wider range of systems than its larger competitors and by having access to a diversified customer base, the Company believes it is able to diversify its workload and is not as dependent as some of its competitors on individual contracts, customers or industries.

         The market for printed circuit boards in the United States is fragmented and very competitive. The Company believes there are over 700 companies producing circuit boards in the United States. The Company competes primarily against other independent manufacturers. A number of the Company's competitors are larger than the Company and have greater financial, marketing and other resources. It is for these reasons the Company is evaluating plans to effectively exit this market.

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

EMPLOYEES

         As of December 31, 1999, the Company employed 223 persons. Of these employees, 127 employees are employed in the United States and 96 are employed in Europe and Japan. None of the Company's employees are represented by unions and there have not been any work stoppages at any of the Company's facilities. The Company believes that its relationship with its employees is good.

ITEM 2.  PROPERTIES

         The Company leases or owns approximately 100,000 square feet of administrative, production, storage and shipping space. All of these facilities are leased other than the Abondant, France facility.

           BUSINESS UNIT                      LOCATION              FUNCTION
-------------------------------------  -----------------------  ----------------

MicroTel International Inc.            Rancho Cucamonga,        Administrative
(Corporate Headquarters)               California

XIT Corporation/Digitran               Rancho Cucamonga,        Manufacturing
(Components and subsystem assemblies)  California

XCEL Etch Tek                          Concord, California      Manufacturing
(Circuits)                             Monrovia, California

XCEL Power Systems, Ltd. and XCEL Ltd. Ashford, United Kingdom  Administrative/
(Components and subsystem assemblies)                           Manufacturing

XCEL Japan, Ltd. Higashi-Gotanda       Tokyo, Japan             Sales/Assembly
(Components and subsystem assemblies)

CXR, S.A                               Paris, France            Administration/
(Instrumentation and test equipment)                            Sales

CXR, S.A                               Abondant, France         Manufacturing/
(Instrumentation and test equipment)                            Engineering

CXR
(Instrumentation and test equipment)   Fremont, California      Administrative/
                                                                Manufacturing

CXR                                    St. Charles, Illinois    Engineering/
(Instrumentation and test equipment)                            Customer Service

         The lease for the Fremont facility will expire in or about September 2002, with one five-year renewal option. The Company has subleased approximately 12,000 square feet of this facility. The lease for the Paris, France facility expires in April 2007. The Monrovia facility was covered by a lease that expired in October 1999 and is currently being rented on a month to month basis until a new lease is executed. The Concord facility is subject to a lease that expires in September 2001, with options to renew until April 2016. The Ashford facility is subject to a fifteen-year lease which expires in September 2011, subject to the right of the Company to terminate the lease after five years, and the rights of the Company or the landlord to terminate the lease after ten years.

         On October 16, 1999, the Company sold its interest in the partnership that owned the property at 4290 E. Brickell Street, Ontario, California, which the Company leased, for assumption of the Company's rent debt of $152,000, $75,000 in cash and forgiveness of certain other debt of approximately $17,000. The sale also included a provision to release the company of its future lease obligations consisting of seven remaining years and approximately $3,000,000 of future lease payments regarding such property. As part of the mutual release, the Company relinquished its claim on a $51,000 deposit and $115,000 note receivable from the lessor. In accordance with this agreement, the Company vacated the Brickell Street property on October 31, 1999. The Company relocated its XIT Corporation components manufacturing operations to a 15,745 square foot manufacturing facility at 9654 Hermosa Avenue, Rancho Cucamonga, California and relocated its administration and executive headquarters to a 5,400 square foot office facility at 9485 Haven Avenue, Rancho Cucamonga, California. The lease on the Hermosa Avenue property expires on November 30, 2004 and the lease on the Haven Avenue property expires on October 31, 2002. The relocation to Rancho Cucamonga, California and the subleasing of part of the Fremont facility are expected to reduce costs by approximately $500,000 per year.

         The Company believes that these facilities are adequate for the current business operations but with the planned transition to contract manufacturing by CXR of test instruments and with the consolidation and transfer of transmission products, manufacturing and engineering to France, the Company intends to sublease an additional 13,000 square feet of its Fremont facility in the year 2000 leaving a residual of 2,000 square feet at the Fremont, California facility.

ITEM 3.  LEGAL PROCEEDINGS

SCHEINFELD V. MICROTEL INTERNATIONAL, INC.

         In October 1996, David Scheinfeld brought an action in the Supreme Court of the State of New York, County of New York, to recover monetary damages in the amount of $300,000 allegedly sustained by the failure of the Company, its stock transfer agent and its counsel to timely deliver and register 40,000 shares of common stock purchased by Mr. Scheinfeld. The Company was informed by Mr. Scheinfeld that in order to settle his claims, the Company would have to issue him unrestricted shares of common stock. Since, in the absence of registrations, the Company could not issue unrestricted shares, the Company answered Mr. Scheinfeld's motion and sought to compel him to serve a complaint upon the defendants. On June 30, 1997, the complaint was served, and the Company subsequently answered, denying the material allegations of the complaint.

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

         In December 1997, Elk International Corporation Limited ("Elk"), a stockholder of the Company, brought an action in Texas against the Company's current Chairman and an unrelated party, alleging certain misrepresentations during the merger discussions between XIT and the Company. In February 1999, Elk filed suit against the Company, the current Chairman and the Company's general counsel in connection with a stop transfer placed by the Company on certain common shares held by Elk.

         In March 1999, the parties entered into a settlement agreement which terminated all of the aforementioned actions. The agreement calls for the Company to issue to Elk, Dror and other parties $60,000 and 150,000 shares of the Company's common stock with a fair market value of approximately $56,000. In addition, the Company issued 1,000,000 warrants to purchase the Company's common stock at an exercise price of $1.37 per share for two years in exchange for the returning 750,000 options and returning 90,000 warrants all to purchase the Company's common stock at an exercise price of $2.50 per share for 2.8 years. The fair value of the warrants granted over the options and warrants returned on the date of the settlement was approximately $17,000. The Company accrued for this settlement in the accompanying 1998 consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)      MARKET INFORMATION.

         Until May 11, 1999, the Company's common stock was traded on the Nasdaq SmallCap Market. On May 12, 1999, the listing of the Company's common stock on the Nasdaq SmallCap Market was discontinued and thereafter, the Company's common stock has been traded on the OTC Bulletin Board under the symbol "MCTL". As a consequence, the Company could find it more difficult to obtain capital through an equity offering of its stock in the future.

         On December 23, 1999, two preferred shareholders sold all their preferred shares and the prorated portion of warrants applicable to the unconverted preferred shares. The purchasers of such shares and prorated stock warrants are Orbit II Partners, L. P., a limited partnership formed under the laws of Delaware, Samuel J. Oliva, Samuel G. Oliva and Carmine T. Oliva. Carmine
T. Oliva is the company's President and Chairman of the Board. Samuel J. Oliva and Samuel G. Oliva are relatives of Carmine T. Oliva. The conversion ratio of the preferred shares sold and outstanding was changed to a fixed factor whereby one share of preferred is convertible into 50,530 shares of common stock. Also, all the warrants issued in conjunction with the preferred stock were amended to reduce the exercise price to $0.25 per share and to extend the expiration date to December 22, 2002. These conversion and exercise terms were also applied to the remaining preferred stock and warrants applicable to the preferred stock that were not part of this exchange.

     The table below shows the high and low sales prices per share of the Company's common stock by quarter for the years ended December 31, 1999, 1998 and 1997.

CALENDAR YEAR                                        HIGH              LOW
--------------                                    ------------    ------------

1999
Fourth Quarter                                    $    0.4375     $    0.1562
Third Quarter                                          0.3906          0.1875
Second Quarter                                         0.5625          0.25
First Quarter                                          1.0938          0.375
1998
Fourth Quarter                                    $    0.875      $    0.375
Third Quarter                                          1.063           0.438
Second Quarter                                         1.25            0.938
First Quarter                                          1.625           1.00
1997
Fourth Quarter                                    $    2.4375     $    1.1563
Third Quarter                                          2.625           2.375
Second Quarter                                         2.8125          1.875
First Quarter                                          3.4375          1.4375


(b)      SHAREHOLDERS

         As of March 23, 2000, the Company had 3,663 stockholders of record, of which 450 were round lot stockholders, and approximately 3,800 beneficial stockholders.

(c)      DIVIDENDS

         No dividends on the Common Shares have been paid by the Company to date. The Company's Loan and Security Agreement with Congress Financial Corporation prohibits the payment of cash dividends on the Common Shares. The Company currently intends to retain future earnings to fund the development and growth of its business and, therefore, does not anticipate paying cash dividends on the Common Shares within the foreseeable future. Any future payment of dividends on the Common Shares will be determined by the Company's Board of Directors and will depend on the Company's financial condition, results of operations and other factors deemed relevant by its Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table summarizes selected consolidated financial data for the Company for the years ended December 31, 1999, 1998 and 1997, the three months ended December 31, 1996 and the years ended September 30, 1996 and 1995. The data has been derived from and should be read in conjunction with the Company's Consolidated Financial Statements, the related Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations. The financial data as of and for the three months ended December 31, 1996 are not necessarily indicative of results that may be expected for the full year.


                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                             SELECTED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    THREE
                                   YEAR ENDED      YEAR ENDED      YEAR ENDED    MONTHS ENDED      YEAR ENDED      YEAR ENDED
                                  DEC 31, 1999    DEC 31, 1998    DEC 31, 1997   DEC 31, 1996     SEP 30, 1996    SEP 30, 1995
                                 -------------   -------------   -------------   -------------   -------------   -------------

Net sales                        $     28,301    $     37,261    $     43,098    $      7,886    $     31,249    $     19,602

Net income (loss)                $     (4,596)   $     (1,185)   $     (9,693)   $       (905)   $      1,083    $        337

Income (loss) available to
  common stockholders            $     (4,637)   $     (1,245)   $     (9,753)   $       (924)   $     1,003     $        327

Basic and diluted earnings
  (loss) per share               $       (.28)   $       (.10)   $       (.96)   $       (.15)   $       .17     $        .07

Total assets                     $     16,621    $     21,242    $     25,440    $     20,564    $    19,613     $     15,955

Long-term obligations,
  less current portion           $        947    $      2,384    $      3,319    $      3,549    $    2,678      $      1,524

Redeemable preferred stock       $        588    $      1,516    $        714    $        794    $      775      $        835

Stockholders' equity             $      3,801    $      5,482    $      6,015    $      5,047    $    5,845      $      4,464

Shares outstanding at
  period end                           18,152          12,622          11,926           6,064         6,064             5,814

         No cash dividends on the Company's common stock were declared during any of the periods presented. Shares outstanding and earnings (loss) per share have been restated to give effect to the recapitalization of XIT Corporation (the accounting acquirer) in the "reverse acquisition" of MicroTel International, Inc. by XIT Corporation on March 26, 1997.

         As discussed previously, the historical financial data above prior to the Merger is that of XIT Corporation (the "Accounting Acquirer"). In conjunction with the reverse acquisition accounting treatment, XIT changed its fiscal year end from September 30 to December 31 to adopt the fiscal year end of MicroTel International, Inc. The three month period ended December 31, 1996 represents the "transition" period between XIT's fiscal year ended September 30, 1996 and the beginning of its new fiscal year, January 1, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         WHEN USED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, THE WORDS "MAY," "WILL," "EXPECT," "ANTICIPATE," "CONTINUE," "ESTIMATE," "PROJECT," "INTEND," "SHOULD," "BELIEVE" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 REGARDING EVENTS, CONDITIONS AND FINANCIAL TRENDS THAT MAY AFFECT THE COMPANY'S FUTURE PLANS OF OPERATIONS, BUSINESS STRATEGY, OPERATING COSTS AND FINANCIAL POSITION. SPECIFICALLY, FORWARD-LOOKING STATEMENTS ARE INCLUDED IN THE FOLLOWING SECTIONS BELOW:
LIQUIDITY AND CAPITAL RESOURCES AND OUTLOOK, PROSPECTIVE INVESTORS, READERS OR OTHER USERS OF THIS REPORT ARE CAUTIONED THAT ANY FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO RISKS AND UNCERTAINTIES AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INCLUDED WITHIN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.

         As discussed previously herein and in the notes to the accompanying consolidated financial statements, the consolidated financial statements presented are those of XIT Corporation and its wholly and majority-owned subsidiaries and beginning March 26, 1997, include the Company and its subsidiaries CXR Telcom Corporation and CXR, S.A. (the "Former Company"). This is the result of the reverse acquisition by XIT of MicroTel International, Inc. ("the Registrant") and its subsidiaries in a merger on March 26, 1997 (the "Merger"). The Former Company and "accounting acquiree" is described as "CXR" in the discussion below. XIT Corporation is referred to as "XIT."

         The Company conducts its operations out of various facilities in the U.S., France, England, and Japan and organizes itself in three product line sectors; Instrumentation and Test Equipment, Components and Subsystem Assemblies and Circuits. The Instrumentation and Test Equipment Sector operates principally in the U. S. and European markets. The Components and Subsystem Assemblies Sector operates in U. S., European and Asian markets. The Circuits Sector operates principally in the U. S. market. The Instrumentation and Test Equipment Sector and the Components and Subsystems Assembly Sector are referred to as "the Test Equipment Sector" and "the Components Sector" in the discussion below for brevity.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 VERSUS YEAR ENDED DECEMBER 31, 1998

NET SALES

         Consolidated net sales decreased by $8,960,000 or 24% in 1999 compared with 1998. The table below sets forth the composition of consolidated net sales by business sector, separately identifying the operations of the Company's HyComp subsidiary and XCEL Arnold Circuits, Inc. ("XCEL Arnold") subsidiary during the years ended December 31, 1999 and 1998.

                                      DOLLARS
                                    IN THOUSANDS          INCREASE/(DECREASE)
Sector                           1999          1998      VARIANCE      PERCENT
------------                  -----------  -----------  -----------  -----------
Test Equipment                $   15,666   $   17,532   $   (1,866)     (10.6)%
Components                        10,080       12,412       (2,332)     (18.8)%
Circuits                           2,099        2,981         (882)     (29.6)%
HyComp Inc. (sold 3/31/99)           456        2,826       (2,370)     (83.9)%
XCEL Arnold (sold 3/31/98)            --        1,510       (1,510)    (100.0)%
                              -----------  -----------  -----------
Total Sales                   $   28,301   $   37,261   $   (8,960)     (24.0)%
                              ===========  ===========  ===========

         The Test Equipment Sector sales declined by $1,866,000 or 10.7% in 1999 as compared to 1998. The major reason for the decline was caused by reduced sales of the older 5200 series test equipment. The newer 700 series replaced the older model but the older model's sales declined at a faster rate than the increase in sales of the new models. Since most of the decline in sales of the older models has been realized, it is expected that increases in the sales of the newer 700 series equipment should result in net increases in total sales in the year 2000 for this sector. Offsetting some of the decrease was an increase of 77% of U. S. transmission product sales in 1999 as compared to 1998. Transmission products increased their share of total U. S. Test equipment Sector sales to 38% in 1999 from 16% in 1998. The sales of CXR, S.A., based in France, grew in 1999 compared to 1998, but was offset by a decline in the value of the Franch Franc in relation to the U.S. dollar.

         Net sales for the Component Sector decreased by $2,332,000 or 18.8% in 1999 as compared to 1998. The sales decline resulted from the discontinuance of the XCEL-Lite products, discontinuance of low margin subsystem assemblies, loss of keypad business for NCR in Scotland and a decline in the switch business of about $743,000 in sales for 1999 as compared to 1998.

         The Circuits Sector, exclusive of the sold operations, realized a reduction in sales of $882,000 or 29.6%. The reduction in sales was primarily the result of the lack of working capital available to acquire the materials necessary to support customer delivery requirements.

GROSS PROFIT

         The composition of consolidated gross profit by business sector and the percentages of related net sales are as follows for the years ended December 31, 1999 and 1998.

                                        1999                      1998
                                    -----------               -----------
                                            (DOLLARS IN THOUSANDS)
   Sector
   ------
   Test Equipment             $    5,216       33.3%    $    8,052      45.9%
   Components                      3,606       35.8%         4,650      37.5%
   Circuits                           70        2.7%           688       9.4%
   Circuits - HyComp Warranty       (250)                       --
                              -----------               -----------
Total Gross Profit            $    8,642       30.5%    $   13,390      35.9%
                              ===========               ===========

         Consolidated gross profit as a percentage of net sales decreased 5.4 percentage points in 1999 as compared to 1998,

         The gross profit for the Test Equipment Sector decreased to 33.3% in 1999 from 45.9% in 1998. The major reasons for the decline were a 48% reduction in the relatively high margin older test instrument sales and a 77% increase in lower margin transmission product sales. The gross margin was also negatively affected by the total reduction in sales that caused a lower absorption of fixed costs. In addition, CXR has been forced to use higher cost suppliers than those used previously due to the Company's failure to comply with some payment terms.

         The decrease in gross profit of 1.7 percentage points in 1999 as compared to 1998 for the Component Sector was mainly because of additional costs, incurred and recorded in the fourth quarter, associated with the move from the Ontario facility to the Rancho Cucamonga facility.

         The gross margin of the Circuit Sector was reduced by 6.7 percentage points in 1999 as compared to 1998. This reduction was primarily due to the sale of HyComp in March 1999. Etch-Tek, the major remaining Circuit Sector business, reduced its negative margin of 5.6% in 1998 to 4.4% in 1999, despite a reduction in sales, due to cost cutting. Also a reserve of $250,000 was established for potential warranty claims associated with products sold by HyComp prior to its sale.

OPERATING EXPENSES

         Operating expenses for the years ended December 31, 1999 and 1998 were comprised of the following:

                                 (In thousands)
                                                         1999          1998
                                                    -------------  -------------

         Commissions                                $        786   $      1,167
         Other selling                                     3,467          4,230
                                                    -------------  -------------
         Total selling expense                             4,253          5,397
         General & administrative expense                  6,542          6,429
                                                    -------------  -------------
         Total selling, general & administrative    $     10,795   $     11,826
                                                    =============  =============
         Engineering & product development          $      1,873   $      2,454
                                                    =============  =============

         Total selling expense as a percentage of net sales was 15.0% and 14.5% for the years ended December 31, 1999 and 1998, respectively. Commission expense as a percentage of net sales was 2.8% in 1999 as compared to 3.1% in 1998. Total selling expenses for 1999 were $1,144,000 less than in 1998. The reduction in selling expenses is the result of the divestitures of HyComp and XCEL Arnold Circuits to the extent of $475,000 of the reduction. The remaining difference of $669,000 was due to reductions in sales volumes, cost reductions in the Test Equipment Sector and the elimination of product lines in the Component Sector that required substantial selling efforts.

         General and administrative expense increased by $113,000 in 1999 from 1998. Such expenses represented 23.1% of net sales in 1999 as compared to 17.2% of net sales in 1998. This increase largely resulted from $522,000 paid in the Company's common stock and warrants associated with the Company's program to retain its listing on the Nasdaq SmallCap Market that was unsuccessful. These expenses are non recurring. Offsetting such increases in general and administrative expenses were reductions in expenses due to the transfer of the administrative functions of CXR Telcom to the corporate office and the reduction in such expenses as a result of the divestitures of XCEL Arnold Circuits, Inc. and HyComp, Inc.

         Engineering and product development costs originated principally from the research and product development activities of the Test Equipment Sector and decreased by $581,000 in 1999 from 1998. $219,000 of this reduction was due to the divestiture of HyComp, Inc. on March 31, 1999. Also, in May 1999, the Company eliminated the CXR engineering function in Fremont, California thereby reducing the Test Equipment Sector's engineering expense by $294,000. The Company's engineering staff for its U. S. based test equipment products is now primarily operating out of the St. Charles, Illinois facility. The Company believes that engineering and product development are important to its future profitability. All engineering for its instrumentation products has been consolidated in France at its CXR, S.A. facility and a higher level of engineering expense at both St. Charles, Illinois and France is expected in 2000.

OTHER INCOME AND EXPENSE

         The decrease in interest expense of $264,000 in 1999 compared to 1998 resulted principally from decreased average borrowings during the respective periods. Other expenses of $390,000 in 1999 include a $452,000 write-off of a note receivable related to the divestiture of XCEL Arnold Circuits, Inc. This expense was offset with the net effect of the equity in earnings of the unconsolidated subsidiary and the write-down of the Company's investment in this subsidiary.

INCOME TAXES

         Income taxes, while nominal in both respective periods, consist primarily of foreign taxes as the Company is in a loss carryforward position for federal income tax purposes. At December 31, 1999, the Company has total net deferred income tax assets of approximately $18,335,000. Such potential income tax benefits, a significant portion of which relates to net operating loss carryforwards, have been subjected to a 100% valuation allowance since realization of such assets is not more likely than not in light of the Company's recurring losses from operations.

YEAR ENDED DECEMBER 31, 1998 VERSUS YEAR ENDED DECEMBER 31, 1997

NET SALES

         Consolidated net sales decreased by $5,837,000 or 13.5% in 1998 compared with 1997. This decrease in sales was due in large part to the sale of XCEL Arnold as of March 31, 1998. The table below sets forth the composition of consolidated net sales by business sector, separately identifying the operations of XCEL Arnold during the years ended December 31, 1998 and 1997.

                                  1998        1997
                                  ----        ----
                                                           INCREASE/(DECREASE)
  Sector                            (IN THOUSANDS)         VARIANCE      PERCENT
  -----------                 -----------  -----------  -----------  -----------
  Test Equipment              $   17,532   $   15,054   $    2,478      16.5%
  Components                      12,412       12,197          215       1.8%
  Circuits                         5,807        6,817       (1,010)    (14.8)%
  XCEL Arnold (sold 3/31/98)       1,510        9,030       (7,520)    (83.3)%
                              -----------  -----------  -----------
  Total Sales                 $   37,261   $   43,098   $   (5,837)    (13.5)%
                              ===========  ===========  ===========

         During 1998, the Test Equipment Sector experience a substantial increase in net sales in that Sector's French business operation, CXR, S.A, which increased sales to $2,668,000 or 31.5% over its sales levels in 1997. The Sector's CXR Telcom business unit experience a slight decline in sales of $190,000 or 2.8% compared with prior year as the growth in the sale of new test instruments substantially replaced products which are reaching the end of their life. The growth in the French business operation resulted from increased sales of both internally produced and third party resale products..

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

                                        1998                      1997
                                    -----------               -----------
                                            (DOLLARS IN THOUSANDS)
     Sector
     ------
     Test Equipment           $    8,052      45.9%     $    6,319      42.0%
     Components                    4,650      37.5%          2,863      23.5%
     Circuits                        688       9.4%          1,246       7.9%
                              -----------               -----------
     Total Gross Profit       $   13,390      35.9%     $   10,428      24.2%
                              ===========               ===========

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

         The improvement in gross profit percentage for the Test Equipment Sector resulted from the introduction in early 1998 of a new line of test instruments at the Company's CXR Telcom subsidiary. These new, software-intensive test instruments were designed to replace aging, hardware-intensive products which had comparatively lower margins. Additionally, sales mix at the Company's CXR, S.A subsidiary shifted to higher margin, internally manufactured products in 1998 and as management sought to improve profits through the addition of new third-party products.

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

         The increase in gross profit percentage for the Circuits Sector was principally the result of the sale of XCEL Arnold and the associated avoidance of continued negative margins at that operation in 1998 as compared with 1997, the effect of which was partially offset by relatively higher costs for the Sector's Etch Tek division's product sales in 1998 compared with 1997 due to the underabsorption of fixed manufacturing costs related to declining sales levels.

OPERATING EXPENSES

         Operating expenses for the years ended December 31, 1998 and 1997 were comprised of the following:

                                                         1998          1997
                                                    -------------  -------------

          Commissions                               $      1,167   $      1,511
          Other selling                                    4,230          3,690
                                                    -------------  -------------

          Total selling expense                            5,397          5,201
          General & administrative expense                 6,429          6,160
                                                    -------------  -------------
          Total selling, general & administrative   $     11,826   $     11,361
                                                    =============  =============
          Engineering & product development         $      2,454   $      2,046
                                                    =============  =============

         Total selling expense as a percentage of net sales was 14.5% and 12.1% for the years ended December 31, 1998 and 1997, respectively. Commissions as a percentage of net sales decreased slightly from 3.5% in 1997 to 3.1% in 1998 as a result of and in direct relation to the decrease in Circuits Sector sales. In contrast to Components Sector sales which are primarily achieved through direct selling, the majority of Circuits Sector sales are made through manufacturer representatives. The increase in other selling expense, which consists of sales and marketing departmental costs, from 1997 to 1998, occurred principally in the Test Equipment Sector as the other Sectors remained relatively stable. This increase in the Test Equipment Sector was the result of the inclusion of CXR's operations for the entire twelve months in 1998 versus nine months in 1997 subsequent to the Merger on March 26, 1997.

         General and administrative expense increased by $269,000 in 1998 versus 1997. This increase occurred in the Test Equipment Sector and was the result of the inclusion of CXR's operations for the entire twelve months in 1998 versus nine months in 1997. General and administrative expenses represent not only those costs associated with general corporate overhead but also reflects the dispersion of the Company's business operations onto three continents as well as the broad diversity of products which are produced in each of the local markets served by those business operations. Additionally, included in this category are expenses associated with legal matters which, although resolved in late 1998 and early 1999, pre-date the Merger (see Item 3 - Legal Proceedings and Note 14 to the Consolidated Financial Statements included elsewhere in this report).

         Engineering and product development costs originated principally from the research and product development activities of the Test Equipment Sector and increased by $408,000 in 1998 versus 1997 as additional engineering staff associated with the introduction of new test instruments was added.

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

INCOME TAXES

         Income taxes, while nominal in both respective periods, consists primarily of foreign taxes as the Company is in a loss carryforward position for Federal income tax purposes. At December 31, 1998, the Company has total net deferred income tax assets of approximately $16,591,000. Such potential income tax benefits, a significant portion of which relates to net operating loss carryforwards, have been subjected to a 100% valuation allowance since realization of such assets is not more likely than not in light of the Company's recurring losses from operations.

LIQUIDITY AND CAPITAL RESOURCES

         The Company generated $1,166,000 in cash flow from operations in 1999. The major contributions to the cash flow were substantial decreases in accounts receivable, inventories and prepaid expenses and other assets. Also contributing to the cash flow was an increase in accounts payable. In addition to the cash generated by operations, the Company received $868,000 cash for the sale of its HyComp, Inc. subsidiary. The cash generated from operations and investing activities was used to pay down $1,685,000 of short and long-term debt. The Company's cash flow in 1999 compares favorably to 1998 in which the Company used $3,133,000 to fund its operations and 1997 in which the Company's operations used cash of $1,668,000.

         The improvements in operating cash flow are the result of management's efforts to cut costs, reorganize and improve the efficiency of the organization.

         Capital expenditures were $124,000, $182,000 and $424,000 in the years ended December 31, 1999, 1998, and 1997, respectively. There are currently no formal commitments for future capital expenditures.

         On January 7, 2000, the Company sold all of its interest in the common stock of Digital Transmission Systems, Inc. ("DTS") to Wi-LAN, Inc., a public company based in Alberta, Canada. As consideration, the Company received $520,000 in cash and 28,340 shares of Wi-LAN common stock valued at approximately $720,000 at the time of the transaction. The Company used the cash to pay down debt. In conjunction with the transaction, the Company's lender, Congress Financial Corporation ("Congress"), agreed to waive certain defaults of the loan agreement relating to a $350,000 overdraft the Company was required to pay down by September 22, 1999 and eliminated the requirement of a $350,000 target reserve. The target reserve was a funding requirement to pay down the principal of the term loan by $350,000 in addition to the regular monthly principal payments.

         Due to rules of the Toronto Stock exchange, where Wi-LAN, Inc. stock trades, the Company is prohibited from selling its interest in the Wi-LAN, Inc. stock for six months after acquisition because the stock was acquired in a transaction related to the sale or purchase of a company. However, the Company's lender did increase the Company's borrowing availability by $400,000 on February 29, 2000 based on the market value of the Company's 28,340 shares of Wi-LAN stock on that date of $1,571,000.

         The financing facility provided by Congress expires on June 23, 2000. Congress has informed management that it will not renew the loans and such loans will be due and payable on that day. The Company has begun the process of obtaining alternative sources of financing. If the Company is unable to secure alternative financing by the date of the expiration of the Congress financing facility, the Company may not be able to continue its domestic operations.

         Management believes the Company's cash position is inadequate for the capital needs of the Company. The Company is unable to pay some of its vendors on a timely basis and some suppliers have placed the Company on COD terms. Management has taken actions to improve the cash position of the Company such as selling the DTS stock, relocating the corporate headquarters and XIT, subleasing part of the Fremont, California facility, restructuring CXR and streamlining the Test Equipment Sector's management structure. In order to further enhance the Company's performance, management is considering plans to divest itself from the Circuit Sector, convert CXR to use contract manufacturers and pursue strategic acquisitions that will add profit to the Company. The Company has recently considered an offer to buy its XIT components business. In February 2000, the Company decided not to sell XIT based on the offer presented.

         The Company is implementing a corporate finance program designed to improve its working capital structure by replacing its existing domestic credit facilities. The Company is actively searching for alternative financing to replace the current domestic credit facility. Although no replacement lender has been selected as of the date of this report, the Company has identified several prospective lenders, one of whom has submitted a proposal to the Company. The finance program also involves the potential private placement of certain debt or equity securities. Additionally, management is exploring the potential to further leverage its Wi-LAN stock which has a market value of approximately $1,600,000, at the date of this report. Congress is at present lending $400,000 against this asset. In addition, as part of an acquisition financing, the Company plans to leverage its existing U. K. operations to provide additional working capital for operations and acquisitions. Finally, management has developed and continues to implement plans to reduce existing cost structures, improve operating efficiencies and strengthen the Company's operating infrastructure.

         The accompanying consolidated financial statements contained elsewhere in this report have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and is in default of a provision of its domestic credit facility, the effects of which raise substantial doubt about its ability to continue as a going concern (see
Note 16 to the Consolidated Financial Statements included elsewhere in this report). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

YEAR 2000

         To date, the Company experienced no material effects related to computer operations and the arrival of the year 2000 as of the date of this report. Management does not expect any disruptions due to the year 2000 as management believes all its current systems are year 2000 compliant.

         At certain of its domestic facilities, the Company has installed accounting and operations management computer applications which are Year 2000 compliant and which operate on computer operating systems that are also Year 2000 compliant. The Company did not initiate such changes in application and operating software systems in order to accommodate the Year 2000 issue but rather to upgrade and enhance its management information systems capability. As a part of its selection criteria, the Company considered the impact of the Year 2000 issue. The Company has not experienced Year 2000 disruptions with its suppliers or customers and management believes that such entities are Year 2000 compliant with respect to their systems that could affect the Company.

EFFECTS OF INFLATION

         The impact of inflation and changing prices has not been significant on the financial condition or results of operations of either the Company or its various operating subsidiaries.

OUTLOOK FOR THE COMPANY

         The Company's overall strategy is to expand its Test Equipment Sector through the acquisition and/or development of new products, product lines and/or separate operating companies while concurrently continuing to evaluate existing lower-margin or loss operations elsewhere throughout the Company, with a view toward divestment and downsizing so as to redirect capital to the higher margin Test Equipment Sector. In addition, the Company will continue to seek to maximize short to intermediate term profitability on existing maturing product lines in all sectors through price increases and lower operating costs. Over the last year, the Test Equipment Sector in the United States market has successfully integrated the products of its state-of-the-art, customer-premises hand-held test equipment acquired from Critical Communications, Inc. The acquired products have replaced existing, aged products and have become the majority portion of the net sales of the CXR US operation. Production of this product line has been transferred to and consolidated with the CXR Telcom facility in Fremont, California and the St. Charles facility has been repositioned as an engineering, R&D and customer support center. Additionally, the French Test Equipment subsidiary has begun to market a broader range of test, transmission and networking products sourced through licensing, reseller and other agreements.

         CXR Telcom has released a new universal ADSL/xDSL facility test set incorporating IEEE 23 tone test technique that should result in a significant increase in the sale of its 704A universal test set. Also, CXR, S. A. has introduced in Europe its new high speed mSDSL multirate modem. This new Fastline 2000 modem varies its transmission rate to provide maximum performance over single pair copper wires. In the Component Sector, XIT's Digitran Division has achieved recertification by the U. S. government's Defense Supply center to manufacture the Digitran patented family of Binary Coded Digital switches for the government's Qualified Parts List.

         In the US Test Equipment Sector, the recent completion of mergers of various Regional Bell Operating Companies is beginning to produce new opportunities. The consolidation of Southwest Bell and Pacific Bell is now complete and release of equipment purchases has once again returned to traditional levels. Although the NYNEX and Bell Atlantic merger had initially created some uncertainty and delayed capital equipment purchases, this merger, now being complete, has afforded the Company the opportunity to provide the combined entity with the Company's newer test equipment products. Domestic sales of transmission products have expanded with the introduction of Remote Access Server products for Internet applications as well as for other transmission products for billing and voice mail applications which are currently being sold to SBC Communications, GTE and others. Additionally, in-house efforts are being directed toward developing software which will allow the recently acquired test equipment products to be marketed in both Europe and Latin America.

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

         The information required by Items 10 - 13 will either be set forth in the definitive proxy statement in respect of the 2000 Annual Meeting of Stockholders of the Company to be filed within 120 days of December 31, 1999 pursuant to Regulation 14A under the Securities Exchange Act of 1934, which is incorporated herein by reference, or the required information will be included as an amendment to this Form 10-K Annual Report filed on or before April 29, 2000.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


(a)(1) and (2)    Reference is made to the "Index to Consolidated Financial
                  Statements and Financial Statement Schedule" appearing in a separate section of this Report following this Part IV.
(a)(3)            Exhibits. See attached Exhibit Index.
(b)               None
(c)               The exhibits required by this portion of Item 14 are submitted as a separate section of this Report.
(d)               None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          MicroTel International Inc.

                                          By: /S/ Carmine T. Oliva
                                             -----------------------------------
                                          Carmine T. Oliva
                                          President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        SIGNATURE                 CAPACITY                            DATE
        ---------                 --------                            ----



/S/ Carmine T. Oliva              President, Chief Executive      March 30, 2000
-----------------------------     Officer and Director
Carmine T. Oliva                  (Principal Executive Officer)





/S/ Laurence P. Finnegan, Jr.     Director                        March 30, 2000
-----------------------------
Laurence P. Finnegan, Jr.



/S/ Robert B. Runyon              Director                        March 30, 2000
-----------------------------
Robert B. Runyon



/S/ Randolph D. Foote             Chief Financial Officer         March 30, 2000
-----------------------------     (Principal Accounting and
Randolph D. Foote                 Financial Officer)

           INDEX TO EXHIBITS

        EXHIBIT
        NUMBER    DESCRIPTION
        ------    -----------

         2. Merger Agreement dated December 31, 1996 between XIT Corporation, XIT Acquisition, Inc. and MicroTel
                  International, Inc.(1)

         3.1 Certificate of Incorporation of MicroTel International, Inc. as amended to date.(2)

         3.2      Bylaws of MicroTel International, Inc.(3)

         3.3 Amended Certificate of Incorporation of MicroTel International, Inc.(7)

         4.1 Certificate of Designations, Preferences and Rights of Preferred Stock of MicroTel International Inc., a Delaware Corporation. (12)

         4.2 Warrant to Purchase Common Stock of MicroTel International, Inc. Issued to DDC.(4)

         4.3 Form of Warrant to Purchase Common Stock of MicroTel International, Inc. issued to Yorkton Securities, Inc.(7)

         4.4 Form of Warrant to Purchase Common Stock of MicroTel International, Inc. issued to Entrenet Group, L.L.C.(7)

         4.5 Form of Warrant to Purchase Common Stock of MicroTel International, Inc. issued to various subscribers.(7)

         4.6 Amended Certificate of Designations, Preferences and Rights of Preferred Stock of MicroTel International, Inc. a Delaware Corporation.(11)

         4.7 Second Amended and Restated Certificate of Designations, Preferences and Rights of Preferred Stock of MicroTel International Inc.(#)

         10.1     1986 Incentive Stock Option Plan.(3)

         10.2 Form of Officers Deferred Compensation Agreement by and between Raymond E. Jacobson and CXR Corporation.(5)

         10.3 Agreement from San Jose National Bank for CXR Telcom Corporation dated May 19, 1995.(2)

         10.4     Qualified Employee Stock Purchase Plan.(3)

         10.5     1993 Incentive Stock Option Plan.(6)

         10.6     Stock Purchase Agreement with DDC.(4)

        EXHIBIT
        NUMBER    DESCRIPTION
        ------    -----------

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

         10.19 Option Agreement between MicroTel International, Inc. and Elk International Corporation dated November 15, 1996.(8)

         10.20 Amendment to Option Agreement between MicroTel International, Inc. and Daniel Dror dated November 15, 1996.(8)

         10.21 Option Agreement between MicroTel International, Inc. and Elk International Corporation dated December 3, 1996.(8)

         10.22 Warrant to Purchase Common Stock of MicroTel International, Inc. issued to Elk International Corporation.(8)

         10.23 Agreement of Settlement and Mutual Release between MicroTel International, Inc. and Francis John Gorry dated June 28, 1996.(8)

        EXHIBIT
        NUMBER    DESCRIPTION
        ------    -----------

         10.24 Amended Agreement of Settlement and Mutual Release between MicroTel International, Inc. and Francis John Gorry dated November 30, 1996.(8)

         10.25 Promissory Note between MicroTel International, Inc. and Jack Talan dated February, 1997.(8)

         10.26 Lease Agreement between SCI Limited Partnership-I and CXR Telcom Corporation, Dated July 28, 1997.(9)

         10.27 Share Exchange Agreement among CXR Telcom Corporation, MicroTel International, Inc. and Eric P. Bergstrom, Steve T. Robbins and Mike B. Peterson, Dated October 17, 1997.(10)

         10.28 Indemnity Escrow Agreement among CXR Telcom Corporation, MicroTel International, Inc., Eric P. Bergstrom, Steve T. Robbins and Mike B. Peterson and Gallagher, Briody & Butler, Dated October 17, 1997.(10)

         10.29 Form of Contingent Stock Agreement among CXR Telcom Corporation, MicroTel International, Inc., Critical Communications Incorporated, Mike B. Peterson, Eric P. Bergstrom and Steve T. Robbins, Dated October 17, 1997.(10)

         10.30 Form of Severance Agreement among CXR Telcom Corporation, Critical Communications Incorporated, Mike B. Peterson, Eric
                  P. Bergstrom and Steve T. Robbins, Dated October 17, 1997.(10)

         10.31 Asset Purchase Agreement, among Arnold Circuits, Inc, BNZ Incorporated, Robert Bertrand, XCEL Arnold Circuits, Inc., XIT Corporation and Mantalica & Treadwell (without exhibits), Dated January 9, 1998.(10)

         10.32 Addendum No. 1 to Asset Purchase Agreement, among Arnold Circuits, Inc, BNZ Incorporated, Robert Bertrand, XCEL Arnold Circuits, Inc., XIT Corporation and Mantalica & Treadwell, Dated March 31, 1998.(10)

         10.33 Bill of Sale and Assignment and Assumption Agreement between XCEL Arnold Circuits, Inc. and Arnold Circuits, Inc., Dated March 31, 1998.(10)

         10.34 Warrant to Purchase Common Stock of MicroTel International, Inc. issued to BNZ Incorporated.(10)

         10.35 Guaranty of Robert Bertrand in favor of XCEL Arnold Circuits, Inc., Dated March 31, 1998.(10)

         10.36 Guaranty of BNZ Incorporated in favor of XCEL Arnold Circuits, Inc., Dated March 31, 1998.(10)

        EXHIBIT
        NUMBER    DESCRIPTION
        ------    -----------

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

         10.44 Subscription Agreement for the sale of Series A Convertible Preferred Stock of MicroTel International, Inc. to Fortune Fund Limited Seeker III. (11)

         10.45 Subscription Agreement for the sale of Series A Convertible Preferred Stock of MicroTel International, Inc. to Rana General Holding, Ltd. (11)

         10.46 Subscription Agreement for the sale of Series A Convertible Preferred Stock of MicroTel International, Inc. to Resonace Ltd. (11)

         10.47 Form of Warrant to purchase the Common Stock of MicroTel International, Inc. issued in connection with the sale of Series A Convertible Preferred Stock. (11)

         10.48 Employment Agreement between MicroTel International, Inc. and James P. Butler dated May 1, 1998. (11)

         10.49 Asset Purchase Agreement between Hycomp, Inc. and HyComp Acquisition Corp., c/o SatCon Technology Corporation dated March 31, 1999. (13)

         10.50 Lease agreement between MicroTel International Inc. and Property Reserve Inc. dated September 9, 1999. (14)

        EXHIBIT
        NUMBER    DESCRIPTION
        ------    -----------

         10.51 Lease agreement between XIT, Inc. and Rancho Cucamonga Development Company dated August 30, 1999. (14)

         21.1     List of Subsidiaries of MicroTel International, Inc.(#)

         23.1     Consent of Independent Certified Public Accountants (#)

         27       Financial Data Schedule. (#)


-----------------------------
         (#)      Filed herewith.

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

         (8) Incorporated by reference to MicroTel International, Inc. annual report on Form 10-K/A for the year ended December 31, 1996 (File No. 1-10346).

         (9) Incorporated by reference to MicroTel International, Inc. Registration Statement on Form S-8 No. 333-29925.

         (10) Incorporated by reference to MicroTel International, Inc. annual report on Form 10-K for the year ended December 31, 1997 (File No. 1-10346).

         (11) Incorporated by reference to MicroTel International, Inc. interim report on Form 10-Q for the six months ended June 30, 1998 (File No. 1-10346).

         (12) Incorporated by reference to Microtel International, Inc. Registration Statement on Form S-1 No. 333 - 64695

         (13) Incorporated by reference to MicroTel International, Inc. interim report on Form 10-Q for the six months ended June 30, 1999 (File No. 1-10346).

         (14) Incorporated by reference to MicroTel International, Inc. interim report on Form 10-Q for the nine months ended September 30, 1999 (File No. 1-10346).


                                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                       AND FINANCIAL STATEMENT SCHEDULE


                                                                                                         PAGE
                                                                                                         ----
Report of Independent Certified Public Accountants                                                        F-2

Consolidated Balance Sheets                                                                               F-3

Consolidated Statements of Operations                                                                     F-4

Consolidated Statements of Stockholders' Equity                                                           F-5

Consolidated Statements of Cash Flows                                                                     F-6

Notes to Consolidated Financial Statements                                                                F-8

Consolidated Financial Statement Schedule II - Valuation and Qualifying Accounts                          F-35

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
MicroTel International, Inc.

         We have audited the accompanying consolidated balance sheets of MicroTel International, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. We have also audited the information for each of the years in the three-year period ended December 31, 1999 in the financial statement schedule listed in the accompanying index. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MicroTel International, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

         Also, in our opinion, the financial statement schedule referred to above presents fairly, in all material respects, the information set forth therein.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the consolidated financial statements, the Company has suffered recurring losses from operations and is in default of a certain covenant of its domestic credit facility agreement, the effects of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 16. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                  /S/ BDO Seidman, LLP

Orange County, California
March 3, 2000



                                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                          DECEMBER 31, 1999 AND 1998
                              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                1999                    1998
                                                                                ----                    ----
ASSETS (NOTES 7 AND 8)
Current assets:
     Cash and cash equivalents                                            $           481          $          572
     Accounts receivable, net of allowance for doubtful accounts of
          $202 and $275                                                             6,519                   7,337
     Current portion of notes receivable (Notes 3 and 6)                               --                     291
     Inventories (Note 4)                                                           4,181                   6,426
     Prepaid and other current assets                                                 578                     926
                                                                           ---------------         ---------------
Total current assets                                                               11,759                  15,552
Property, plant and equipment, net (Note 5)                                         1,393                   1,939
Goodwill, net of accumulated amortization of $433 and $239 (Notes 2
     and 3)                                                                         1,507                   1,701
Notes receivable, less current portion (Note 3)                                         -                     533
Investment in affiliates (Notes 3 and 6)                                            1,240                     150
Other assets                                                                          722                   1,367
                                                                           ---------------         ---------------
                                                                           $       16,621          $       21,242
                                                                           ===============         ===============
LIABILITIES, REDEEMABLE PREFERRED STOCK AND
STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable (Note 7)                                                $        2,107          $        3,379
     Current portion of long-term debt (Note 8)                                     1,422                     805
     Accounts payable                                                               4,771                   4,269
     Accrued expenses                                                               2,985                   3,312
                                                                           ---------------         ---------------
Total current liabilities                                                          11,285                  11,765
Long-term debt, less current portion (Note 8)                                         165                   1,430
Other liabilities                                                                     782                     954
Minority interest (Note 3)                                                             --                      95
                                                                           ---------------         ---------------
Total liabilities                                                                  12,232                  14,244
Convertible redeemable preferred stock, $10,000 unit value.
     Authorized 200 shares; issued and outstanding 59.5 shares in
     1999 and 161 shares in 1998 (aggregate liquidation preference of
     $595 and $1,610, respectively) (Note 9)                                          588                   1,516
Commitment and contingencies (Notes 10, 14 and 16)
Subsequent event (Note 3)
Stockholders' equity (Notes 2, 3, 9, 10 and 14):
     Preferred stock, $0.01 par value. Authorized 10,000,000 shares;
          no shares issued and outstanding                                             --                      --
     Common stock, $.0033 par value. Authorized 25,000,000 shares;
          issued and outstanding 18,152,000 and 12,622,000 shares                      60                      42
     Additional paid-in capital                                                    23,726                  20,463
     Accumulated deficit                                                          (19,759)                (15,122)
     Accumulated other comprehensive income (loss)                                   (226)                     99
                                                                           ---------------         ---------------
Total stockholders' equity                                                          3,801                   5,482
                                                                           ---------------         ---------------
                                                                           $       16,621          $       21,242
                                                                           ===============         ===============

                           See accompanying notes to consolidated financial statements.

                                                     F-3


                                      MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                      YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      1999               1998                1997
                                                                      ----               ----                ----
Net sales (Note 15)                                         $       28,301     $       37,261      $       43,098
Cost of sales                                                       19,659             23,871              32,670
                                                            ---------------    ---------------     ---------------
Gross profit                                                         8,642             13,390              10,428
Operating expenses:
     Selling, general and administrative                            10,795             11,826              11,361
     Engineering and product development                             1,873              2,454               2,046
     Write-down of goodwill (Note 11)                                   --                 --               5,693
                                                            ---------------    ---------------     ---------------
Loss from operations                                                (4,026)              (890)             (8,672)
Other income (expense):
     Interest expense                                                 (411)              (675)               (895)
     Gain on sale of subsidiary/investment,
          net (Notes 3 and 6)                                          359                580                  --
     Other, net (Note 3)                                              (390)               (99)                (29)
                                                            ---------------    ---------------     ---------------
Loss before income taxes                                            (4,468)            (1,084)             (9,596)
Income taxes (Note 12)                                                 128                101                  97
                                                            ---------------    ---------------     ---------------
Net loss                                                    $       (4,596)    $       (1,185)     $       (9,693)
                                                            ---------------    ---------------     ---------------

Other comprehensive income (loss)
     Foreign currency translation adjustment                          (325)               206                (260)
                                                            ---------------    ---------------     ---------------
Total comprehensive income (loss)                           $       (4,921)    $         (979)     $       (9,953)
                                                            ===============    ===============     ===============

Basic and diluted loss per share (Note 13)                  $         (.28)    $         (.10)     $         (.96)
                                                            ===============    ===============     ===============



                           See accompanying notes to consolidated financial statements.


                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)
                                                                                                      Accumulated
                                                  Common Stock       Additional                          Other
                                                  ------------        Paid-in       Accumulated     Comprehensive
                                               Shares     Amount      Capital         Deficit        Income (Loss)      Total
                                             ---------   --------   ------------  --------------    --------------   -----------

Balance at December 31, 1996                    6,064     $   20    $     8,998 $        (4,124)              153    $    5,047
Stock issued in connection with reverse
  acquisition (Note 2)                          3,186         10          5,235              --                --         5,245
Stock issued in connection with private
  placement (Note 10)                           2,000          7          4,251              --                --         4,258
Stock issued in connection with
  acquisition (Note 3)                            500          2          1,123              --                --         1,125
Stock issued for debt conversion (Note 10)         55         --             44              --                --            44
Stock issued upon exercise of stock options        30         --             97              --                --            97
Stock issued in connection with settlement
  of dispute (Note 10)                             80         --            190              --                --           190
Stock issued as compensation and under
  stock purchase plan                              11         --             22              --                --            22
Foreign currency translation adjustment            --         --             --              --              (260)         (260)
Accretion of preferred stock                       --         --             --             (60)               --           (60)
Net loss                                           --         --             --          (9,693)               --        (9,693)
                                             ---------   --------   ------------  --------------  ----------------   -----------
Balance at December 31, 1997                   11,926         39         19,960         (13,877)             (107)        6,015
Stock issued upon conversion of preferred
  stock (Note 9)                                  770          3            364              --                --           367
Repurchase of stock issued in connection
  with settlement of dispute (Note 10)            (80)        --           (168)             --                --          (168)
Stock issued under stock purchase plan              7         --              7              --                --             7
Warrants issued in connection with
  issuance of preferred stock (Note 9)             --         --            163              --                --           163
Warrants issued for services                       --         --             85              --                --            85
Repricing of warrants issued in connection
  with issuance of preferred stock (Note 9)        --         --             52              --                --            52
Foreign currency translation adjustment            --         --             --              --               206           206
Accretion of preferred stock                       --         --             --             (60)               --           (60)
Net loss                                           --         --             --          (1,185)               --        (1,185)
                                             ---------   --------   ------------  --------------  ----------------   -----------
Balance at December 31, 1998                   12,622         42         20,463         (15,122)               99         5,482
Stock issued upon conversion of preferred
  stock (Note 9)                                2,659          9            960              --                --           969
Stock issued in connection with
  acquisition (Note 3)                          1,000          3            997              --                --         1,000
Stock issued as compensation                    1,716          6          1,077              --                --         1,083
Stock and warrants issued in connection
  with settlement of dispute (Note 14)            150         --             73              --                --            73
Stock issued under stock purchase plan              5         --              2              --                --             2
Warrants issued for services                       --         --             63              --                --            63
Repricing of warrants issued in connection
  with issuance of preferred stock (Note 9)        --         --             91              --                --            91
Foreign currency translation adjustment            --         --             --              --              (325)         (325)
Accretion of preferred stock                       --         --             --             (41)               --           (41)
Net loss                                           --         --             --          (4,596)               --        (4,596)
                                             ---------   --------   ------------  --------------  ----------------   -----------
Balance at December 31, 1999                   18,152    $    60    $    23,726   $     (19,759)  $          (226)   $    3,801
                                             =========   ========   ============  ==============  ================   ===========

                           See accompanying notes to consolidated financial statements.


                                      MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                                     (IN THOUSANDS)

                                                                      1999               1998                1997
                                                                      ----               ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    $       (4,596)    $       (1,185)     $       (9,693)
   Adjustments to reconcile net loss to cash provided
     by (used in) operating activities:
       Depreciation and amortization                                   393                409                 923
       Amortization of intangible assets                               540                449                 358
       Provision for doubtful accounts and notes
         receivable                                                    488                 97                 251
       Provision for inventory obsolescence                          1,145                885               3,134
       Write-down of goodwill                                           --                 --               5,693
       Provision for impairment of investment                          419                 --                  --
       Equity in earnings of unconsolidated
         investments                                                  (653)               (24)                 21
       Gain on the sale of subsidiary/investment                      (359)              (580)                 --
       Stock and warrants issued for services                        1,146                 85                  22
       Repricing of warrants                                            91                 52                  --
       Minority interest                                               (33)                 7                  20
   Changes in operating assets and liabilities:
     Accounts receivable                                               782             (1,101)               (554)
     Inventories                                                       741             (1,017)             (1,011)
     Prepaids and other assets                                         672               (411)                413
     Accounts payable                                                  621               (339)               (755)
     Accrued expenses and other liabilities                           (231)              (460)               (490)
                                                            ---------------    ---------------     ---------------
Cash provided by (used in) operating activities                      1,166             (3,133)             (1,668)
                                                            ---------------    ---------------     ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net purchases of property, plant and equipment                     (124)              (182)               (424)
   Cash received on sale of subsidiary/investment                      868              1,350                  --
   Cash acquired in acquisition/merger                                  --                 --                 273
   Cash collected on notes receivable                                    9                451                 125
                                                            ---------------    ---------------     ---------------
Cash provided by (used in) investing activities                        753              1,619                 (26)
                                                            ---------------    ---------------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net repayments of notes payable                                  (1,272)              (251)                 (3)
   Proceeds from long-term debt                                         --              1,542                 163
   Repayments of long-term debt                                       (415)            (2,916)             (1,606)
   Preferred stock dividends paid                                       --                 --                (140)
   Proceeds from sale of preferred stock                                --              2,000                  --
   Payment of preferred stock and debt issuance costs                   --               (423)                 --
   Proceeds from sale of common stock                                    2                  7               4,258
                                                            ---------------    ---------------     ---------------
Cash provided by (used in) financing activities                     (1,685)               (41)              2,672
                                                            ---------------    ---------------     ---------------
Effect of exchange rate changes on cash                               (325)               206                  57
                                                            ---------------    ---------------     ---------------
Net increase (decrease) in cash and cash equivalents                   (91)            (1,349)              1,035
Cash and cash equivalents at beginning of year                         572              1,921                 886
                                                            ---------------    ---------------     ---------------
Cash and cash equivalents at end of year                    $          481     $          572      $        1,921
                                                            ===============    ===============     ===============

                           See accompanying notes to consolidated financial statements.



                                      MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                      YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                                     (IN THOUSANDS)

                                                                      1999               1998                1997
                                                                      ----               ----                ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the year for:
     Interest                                               $          443     $          652      $          827
                                                            ===============    ===============     ===============
     Income taxes                                           $          124     $          138      $           58
                                                            ===============    ===============     ===============
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES:
   Note receivable received upon sale of subsidiary         $           --     $          650      $           --
                                                            ===============    ===============     ===============
   Warrants issued in connection with issuance of
     preferred stock                                        $           --     $          163      $           --
                                                            ===============    ===============     ===============
   Common stock issued upon conversion of preferred
     stock                                                  $          969     $          367      $           --
                                                            ===============    ===============     ===============
   Accretion of preferred stock                             $           41     $           60      $           60
                                                            ===============    ===============     ===============
   Issuance of common stock and warrants in
     connection with settlement of dispute                  $           73     $           --      $          190
                                                            ===============    ===============     ===============
   Repurchase of common stock issued in connection
     with settlement of dispute in exchange for
     payable                                                $           --     $          168      $           --
                                                            ===============    ===============     ===============
   Issuance of common stock in connection with
     acquisitions                                           $        1,000     $           --      $        6,370
                                                            ===============    ===============     ===============
   Issuance of common stock upon exercise of stock
     options                                                $           --     $           --      $           97
                                                            ===============    ===============     ===============
   Issuance of common stock upon conversion of debt
     to equity                                              $           --     $           --      $           44
                                                            ===============    ===============     ===============

          See accompanying notes to consolidated financial statements.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

         MicroTel International, Inc. (the "Company") operates through three wholly-owned subsidiaries: CXR Telcom Corporation, CXR, S.A. and XIT Corporation ("XIT"). CXR Telcom Corporation and CXR, S.A. (collectively "CXR") design, manufacture and market electronic telecommunication test equipment and data communications equipment. XIT designs, manufactures and markets information technology products, including displays and input components, subsystem assemblies, power supplies and various printed circuits. The Company conducts its operations out of various facilities in the U. S., France, England and Japan and organizes itself in three product line sectors: Instrumentation and Test Equipment, Components and Subsystem Assemblies, and Circuits.

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

         The Company's minority investment in the common stock of Digital Transmission Systems, Inc. (Note 3) and its 50% investment in a real estate partnership (Note 6) are accounted for using the equity method.

         All significant intercompany balances and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

         Revenues are recorded when products are shipped.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

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

          Buildings                                              50 years
          Machinery, equipment and fixtures                     3-7 years
          Leasehold improvements                                 5 years

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

SOFTWARE DEVELOPMENT COSTS

         Software development costs, including purchased technology, are capitalized beginning when technological feasibility has been established or when purchased from third parties and continues through the date of commercial release. Amortization commences upon commercial release of the product and is calculated using the greater of the straight-line method over three years or the ratio of the products' current revenues divided by the anticipated total product revenues. The carrying value of capitalized software development costs aggregates $66,000 and $412,000 (net of accumulated amortization of $763,000 and $417,000) at December 31, 1999 and 1998, respectively, and is included in other assets in the accompanying consolidated balance sheets. Amortization relating to the capitalized software of $346,000, $169,000 and $248,000 was charged to cost of sales during 1999, 1998 and 1997, respectively.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

INCOME TAXES

         The Company uses the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred income taxes are recognized based on the differences between financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the year and the change during the year in deferred tax assets and liabilities.

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

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS (LOSS) PER SHARE

         Earnings (loss) per share is calculated according to Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic earnings
(loss) per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. This statement defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 1999 and 1998, the fair value of all financial instruments approximated carrying value.

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

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

COMPREHENSIVE INCOME

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 established new rules for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. All prior period data presented have been restated to conform to the provisions of SFAS 130.

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

RECLASSIFICATIONS

         Certain reclassifications have been made to the prior year financial statements to be consistent with the 1999 presentation.

(2)      MERGER WITH XIT CORPORATION

         On March 26, 1997, privately held XIT merged with a wholly-owned, newly formed subsidiary of the Company, with XIT as the surviving subsidiary. Pursuant to the transaction, the former stockholders of XIT were issued approximately 6,119,000 shares of common stock of the Company, or approximately 66% of the issued and outstanding common stock. In addition, holders of XIT stock options and warrants at the date of the merger collectively had the right to acquire an additional 2,153,000 shares of common stock. Collectively, the former XIT stockholders owned, or had the right to acquire, approximately 65% of the common stock of the Company on a fully-diluted basis as of the date of the transaction.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


(2)      MERGER WITH XIT CORPORATION (CONTINUED)

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

         The following represents the unaudited pro forma results of operations as if the merger had occurred at the beginning of the year ended December 31, 1997.

                                                                   1997
                                                                   ----

          Net sales                                          $     46,094,000
                                                             =================
          Net loss                                           $    (12,097,000)
                                                             =================
          Basic and diluted loss per share                   $          (1.12)
                                                             =================

         The pro forma results of operations above do not purport to be indicative of the results that would have occurred had the merger taken place at the beginning of the respective period presented or of results which may occur in the future.

(3)      ACQUISITIONS AND DISPOSITIONS OF BUSINESSES

CRITICAL COMMUNICATIONS

         On October 17, 1997, the Company's CXR Telcom subsidiary acquired all the capital stock of Critical Communications Incorporated ("Critical") of St. Charles, Illinois in exchange for 500,000 shares of the Company's common stock. Founded in 1991, Critical is a provider of sophisticated, state-of-the-art, portable telephone test instruments used by both long-distance carriers and local telephone service providers as well as by corporate and government telecommunications end users. The acquisition of Critical has been accounted for as a purchase, and accordingly, the results of operations of Critical since the date of the acquisition are included in the Company's consolidated statements of operations. The 500,000 shares of common stock were valued at $1,125,000 based on the fair value of the common stock on the acquisition date. The Company acquired $9,000 in cash in the acquisition and the cost in excess of net assets acquired was $1,123,000 which is being amortized on a straight-line basis over ten years. The pro forma effect of this acquisition was not material to the results of operations for 1997.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


(3)      ACQUISITIONS AND DISPOSITIONS OF BUSINESSES (CONTINUED)

HYCOMP

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

         On March 31, 1999, the Company sold substantially all of the assets and liabilities of its HyComp, Inc. subsidiary in exchange for $750,000 in cash and a royalty on 1999 revenues generated from HyComp's existing customer base in excess of a specified amount. The transaction resulted in a gain of $331,000. Summarized below is the unaudited pro forma financial information of the Company as though the assets had been sold at the beginning of the year ended December 31, 1998.

                                                       1999            1998
                                                       ----            ----
          Net sales                               $  27,845,000   $  34,435,000
                                                  ==============  ==============
          Net loss                                $  (4,306,000)  $  (1,469,000)
                                                  ==============  ==============
          Basic and diluted loss per share        $        (.26)  $        (.13)
                                                  ==============  ==============
          Total assets                            $  16,621,000   $  19,125,000
                                                  ==============  ==============

         In October 1999, the Company sold its interest in the outstanding common and preferred stock of HyComp in exchange for $118,000. A gain in the same amount was recorded in 1999 as HyComp, subsequent to the asset sale noted above, was essentially a shell company with no significant assets or liabilities.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


(3)      ACQUISITIONS AND DISPOSITIONS OF BUSINESSES (CONTINUED)

XCEL ARNOLD CIRCUITS

         On January 9, 1998, the Company entered into a definitive agreement to sell certain of the assets of its Xcel Arnold Circuits, Inc. subsidiary ("XACI"), a manufacturer of multi-layer bare printed circuit boards. On April 9, 1998, the Company completed the sale and received $1,350,000 in cash and a note receivable aggregating $650,000, which was payable over three years. The sale resulted in a gain of $580,000. The balance due under the note receivable was $650,000 at December 31, 1998 of which $144,000 is included in current portion of notes receivable in the accompanying 1998 consolidated balance sheet. Summarized below is the unaudited pro forma financial information of the Company as though the assets had been sold at the beginning of the year ended December 31, 1997.

                                                      1998             1997
                                                      ----             ----
Net sales                                        $  35,752,000    $  34,068,000
                                                 ==============   ==============
Net loss                                         $    (715,000)      (7,327,000)
                                                 ==============   ==============
Basic and diluted loss per share                 $        (.06)            (.73)
                                                 ===============  ==============
Total assets                                     $  21,242,000    $  21,021,000
                                                 ===============  ==============

         During 1999, the buyer of XACI defaulted under the terms of the note receivable. The Company offset the balance outstanding pursuant to a note payable due to the buyer (Note 7) against the note receivable and then wrote-off the net unpaid balance of $452,000. Such amount has been included in the net amount of other expense in the accompanying 1999 consolidated statement of operations.

DIGITAL TRANSMISSION SYSTEMS

         On January 31, 1999, the Company exercised an option to purchase 1,738,159 shares or 41% of the outstanding common stock of Digital Transmission Systems, Inc. ("DTS") from a private company in exchange for 1,000,000 shares of common stock of the Company. The Company's shares exchanged were valued at $1,000,000 based on the fair value of the common stock on the transaction date, excluding $33,000 of transaction-related costs. This option was granted to the Company on December 31, 1998 in exchange for warrants (with a fair value of approximately $55,000) to purchase 152,381 shares of the Company's common stock at $0.66 per share for five years. DTS was founded in 1990 and is a publicly traded company with its headquarters near Atlanta, Georgia. It designs, manufactures and markets electronic products used to build, access and monitor high-speed telecommunications networks worldwide. DTS's primary customers include domestic and international wireless service providers, telephone service providers and private wireless network users. During 1999, the Company accounted for its investment in DTS using the equity method of accounting and recognized $626,000 of income from its 41% interest in DTS. This amount is included in the net amount of other income in the accompanying 1999 statement of operations.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


(3)      ACQUISITIONS AND DISPOSITIONS OF BUSINESSES (CONTINUED)

         On January 7, 2000, the Company sold all of its interest in the common stock in DTS to Wi-LAN, Inc. ("Wi-LAN"), a company based in Alberta, Canada in exchange for $520,000 and 28,340 shares of Wi-LAN common stock. Wi-LAN is a publicly traded company on the Toronto Exchange. The Wi-LAN common stock had a market value of $720,000 on the date of the transaction. Accordingly, as of December 31, 1999, the Company wrote-down the carrying value of its investment in the common stock of DTS to the value of the consideration received in January 2000. The write-down of $419,000 is included in other income (expense) in the accompanying statement of operations for the year ended December 31, 1999. The Company is restricted from selling the Wi-LAN stock until July 7, 2000 due to Toronto exchange rules that restrict sales of stock obtained in an acquisition related transaction.

(4)      INVENTORIES

         Inventories are summarized as follows:

                                                  1999                 1998
                                                  ----                 ----
Raw materials                                $   1,728,000        $   2,926,000
Work-in-process                                  1,199,000            2,375,000
Finished goods                                   1,254,000            1,125,000
                                             --------------       --------------
                                             $   4,181,000        $   6,426,000
                                             ==============       ==============

         Included in the amounts above is an allowance for inventory obsolescence of $1,388,000 and $1,766,000 at December 31, 1999 and 1998,
respectively.

(5)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following:

                                                      1999             1998
                                                      ----             ----
Land and buildings                               $     306,000    $     348,000
Machinery, equipment and fixtures                    3,805,000        3,971,000
Leasehold improvements                                 479,000        1,022,000
                                                 --------------   --------------
                                                     4,590,000        5,341,000
Accumulated depreciation and amortization           (3,197,000)      (3,402,000)
                                                 --------------   --------------
                                                 $   1,393,000    $   1,939,000
                                                 ==============   ==============

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


(6)      INVESTMENT IN PARTNERSHIP

         On December 19, 1996, the Company's XIT subsidiary invested $100,000 and formed an equal partnership with P&S Development, a California general partnership. The partnership, "Capital Source Partners, A Real Estate Partnership," obtained ownership rights to a 93,000 square foot facility in, Ontario, California. The Company occupied 63,000 square feet of this facility as a corporate headquarters and as an administrative and factory facility for XIT's Digitran Division under a long-term lease from the partnership. Immediately following the formation of the partnership, XIT obtained a loan from a bank for $750,000 (Note 8), and in turn, loaned such funds to the partnership under a note receivable with the same terms and conditions. Such funds were utilized to reduce the existing debt secured by the real estate. XIT's original investment in the partnership is adjusted for the income (loss) attributable to XIT's portion of the partnership's results of operations. The investment in the partnership of $150,000 was included in investment in affiliates in the accompanying 1998 consolidated balance sheet. The balance due under the note receivable was $124,000 at December 31, 1998 and was included in current portion of notes receivable in the accompanying 1998 consolidated balance sheet.

         In August 1999, the Company sold its interest in the partnership and the note receivable to an unrelated party in exchange for $75,000. In connection with this agreement, all associated liabilities were assumed by the purchaser and all of the Company's unpaid rent in the amount of approximately $152,000 was forgiven. Additionally, the Company's obligation under the long-term lease was terminated. In connection with the sale of its investment in partnership, the Company recognized a loss of $90,000.

(7)      NOTES PAYABLE

         A summary of notes payable is as follows:

                                                      1999             1998
                                                      ----             ----
Line of credit with a commercial lender          $   2,014,000    $   2,485,000
Foreign subsidiary line of credit with a bank               --           77,000
Foreign subsidiary line of credit with a bank           93,000          317,000
Other notes payable                                         --          500,000
                                                 --------------   --------------
                                                 $   2,107,000    $   3,379,000
                                                 ==============   ==============

         On July 8, 1998, the Company entered into a $10.5 million credit facility (the "Domestic Facility") with a commercial lender for a term of two years which provided (i) a term loan of approximately $1.5 million; (ii) a revolving line of credit of up to $8 million based upon assets available from either existing or future-acquired operations; and (iii) a capital equipment expenditure credit line of up to $1 million. This credit facility replaced the existing credit facilities of the Company's domestic operating companies that were paid in full at the closing.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


(7)      NOTES PAYABLE (CONTINUED)

         Borrowings under the revolving line of credit provision of the Domestic Facility totaled $2,014,000 and $2,485,000 at December 31, 1999 and 1998,
respectively. The credit line is collateralized by substantially all assets of the Company's domestic subsidiaries, bears interest at the lender's prime rate (8.5% at December 31, 1999) plus 1% and is payable on demand. No additional borrowings were available under the line at December 31, 1999. No borrowings were outstanding under the $1 million of the capital equipment expenditure credit line at December 31, 1999 or 1998. The lines of credit expire on June 23, 2000. The Domestic Facility agreement requires compliance with certain covenants and conditions. The Company was in compliance with, or had obtained waivers for, all such covenants as of December 31, 1999, except for the adjusted net worth covenant.

         The Company's French subsidiary has a bank line of credit with $0 and $77,000 outstanding at December 31, 1999 and 1998, respectively. Borrowings under the related agreement bear interest at 4.2% to 4.6% at December 31, 1999 and are based on eligible accounts receivable. Approximately $380,000 of borrowings were available under the line at December 31, 1999.

         The Company's UK subsidiary has a bank line of credit with $93,000 and $317,000 outstanding at December 31, 1999 and 1998, respectively. Borrowings under the related agreement bear interest at the bank's base rate (5.5% at December 31, 1999) plus 2.5% and are based on eligible accounts receivable. Approximately $350,000 of additional borrowings were available under the line at December 31, 1999.

         The Company borrowed $250,000 from a third party on a short-term basis on December 31, 1998. This loan bore interest at 10% and was repaid in 1999. In addition, the Company had an outstanding note with a balance of $250,000 at December 31, 1998 in connection with the sale of its XCEL Arnold Circuits, Inc. subsidiary (Note 3). This loan bore no interest and was payable on demand. During 1999, the balance of the outstanding note payable was offset against the note receivable received in connection with the sale of XCEL Arnold Circuits (Note 3).

(8)      LONG-TERM DEBT

         A summary of long-term debt follows:

                                                      1999             1998
                                                      ----             ----
Term notes payable to commercial lender (a)      $     954,000    $   1,526,000
Term note payable to bank (b)                               --          135,000
Term notes payable to foreign banks (c)                108,000          101,000
Capitalized lease obligations (d)                      258,000          380,000
Other promissory notes                                 267,000           93,000
                                                 --------------   --------------
                                                     1,587,000        2,235,000
Current portion                                     (1,422,000)        (805,000)
                                                 --------------   --------------
                                                 $     165,000    $   1,430,000
                                                 ==============   ==============

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


(8)      LONG-TERM DEBT (CONTINUED)

         (a) Three term notes payable to a commercial lender bearing interest at the lender's prime rate (8.5% at December 31, 1999) plus 1.25%. The notes are collateralized by machinery and equipment and are payable in total monthly principal installments (aggregating $28,000 at December 31, 1999), plus interest through final maturity dates in fiscal 2003. As a result of the Company's non-compliance with the adjusted net worth covenant of the Domestic Facility (Note 7), the Company has classified the entire balance of these term notes as a current liability at December 31, 1999.

         (b) Term note payable to a bank which bore interest at the lender's prime rate plus 1.25%. The note was repaid during 1999.

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

         Principal maturities related to long-term debt as of December 31, 1999 are as follows:

Year Ending December 31,                                        Amount
------------------------                                        ------

2000                                                     $    1,422,000
2001                                                            157,000
2002                                                              8,000
                                                         ---------------

                                                         $    1,587,000
                                                         ===============

(9)      REDEEMABLE PREFERRED STOCK

SERIES A AND SERIES B REDEEMABLE PREFERRED STOCK

         In connection with the Arnold Circuits, Inc. acquisition in 1995, XCEL Arnold Circuits, Inc. issued 1,000 shares each of Series A redeemable preferred stock (Series A) and Series B redeemable preferred stock (Series B). In preference to common shares of stock, each Series A and Series B share was entitled to a cumulative cash dividend of $120 and $160 per year, respectively, commencing in June 1996. The Series A and B shares had a liquidation preference of and were subject to mandatory redemption by the Company on December 15, 1999 at a value of $30 and $40 per share, respectively, plus all accrued and unpaid dividends, whether or not declared, to the date of redemption. The redeemable preferred stock was recorded at fair value on the date of issuance using an imputed market rate dividend of 9.5%. The excess of the redemption value over the carrying value was being accreted by periodic charges to retained earnings over the original life of the issue.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


(9)      REDEEMABLE PREFERRED STOCK (CONTINUED)

         The Series A and Series B redeemable preferred stock was retired as part of the sale of the XCEL Arnold Circuits subsidiary in March 1998 (see Note
3).

         The following table reflects the Series A and Series B redeemable preferred stock activity:

                                                  Series A Redeemable                    Series B Redeemable
                                                    Preferred Stock                        Preferred Stock
                                           ----------------------------------     ----------------------------------
                                              Number                                  Number
                                             of Shares            Amount            of Shares            Amount
                                             ---------            ------            ---------            ------
Balance at December 31, 1996                       1,000      $      340,000               1,000      $     454,000
Accretion of preferred stock                          --              26,000                  --             34,000
Preferred stock dividends paid                        --             (60,000)                 --            (80,000)
                                           --------------     ---------------     ---------------     --------------
Balance at December 31, 1997                       1,000             306,000               1,000            408,000
Accretion of preferred stock                          --               7,000                  --              7,000
Cancellation of stock upon sale of
  of subsidiary                                   (1,000)           (313,000)             (1,000)          (415,000)
                                           --------------     ---------------     ---------------     --------------
Balance at December 31, 1998 and 1999                 --      $           --                  --      $          --
                                           ==============     ===============     ===============     ==============

CONVERTIBLE REDEEMABLE PREFERRED STOCK

         In June 1998, the Company sold 50 shares of convertible preferred stock (the "New Preferred Shares") at $10,000 per share to one institutional investor. In July 1998, the Company sold an additional 150 New Preferred Shares at the same per share price to two other institutional investors. Included with the sale of such New Preferred Shares were a total of one million warrants to purchase the Company's common stock exercisable at $1.25 per share and expiring May 22, 2001. The Company has ascribed an estimated fair value to these warrants aggregating $163,000 and accordingly has reduced the convertible redeemable preferred stock balance as of the date of issuance.

         The Company received net proceeds totaling approximately $1,843,000 after deduction of commissions and transaction-related expenses. The New Preferred Shares were originally convertible into the common stock of the Company at the option of the holder thereof at any time after the ninetieth
(90th) day of issuance thereof at the conversion price per share of New Preferred Share equal to $10,000 divided by the lesser of (x) $1.25 and (y) One Hundred Percent (100%) of the arithmetic average of the three lowest closing bid prices over the forty (40) trading days prior to the exercise date of any such conversion. No more than 20% of the aggregate number of New Preferred Shares originally purchased and owned by any single entity may be converted in any thirty (30) day period after the ninetieth (90th) day from issuance. In the event of any liquidation, dissolution or winding up of the Company, the holders of shares of New Preferred Shares are entitled to receive, prior and in preference to any distribution of any assets of the Company to the

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


(9)      REDEEMABLE PREFERRED STOCK (CONTINUED)

holders of the Company's common stock, an amount per share equal to $10,000 for each outstanding New Preferred Share. Any unconverted New Preferred Shares may be redeemed at the option of the Company for cash at a per share price equal to $11,500 per New Preferred Share and any New Preferred Shares which remain outstanding as of May 22, 2003 are subject to mandatory redemption by the Company at the same per-share redemption price. The excess of the redeemable value over the carrying value is being accreted by periodic charges to retained earnings over the original life of the issue.

         In November 1998, the holders of the New Preferred Shares agreed to modify the conversion rate to $10,000 divided by $0.50 in exchange for a reduction in the exercise price of the Warrants to $0.75 per share. In connection with the repricing of the warrants, the Company recognized $52,000 of non-cash expense in 1998. This expense represents the excess of the fair value of the warrants after repricing over the fair value of the warrants immediately before the repricing.

         In August 1999, the agreement previously reached with the holders of the New Preferred Shares which limited the conversion rate of such stock to $0.50 per common share so long as the Company's common stock continued to be listed on NASDAQ was terminated as a result of the delisting (Note 10). The conversion rate for the New Preferred Shares reverted to the terms of the original subscription agreement which provided that conversion would occur at the lower of $1.25 per common share or the arithmetic average of the three lowest closing bid prices during the forty (40) days immediately prior to conversion.

         In December 1999, two institutional investors sold all of their outstanding New Preferred Shares and the prorated portion of warrants applicable to the then outstanding New Preferred Shares. The purchasers of such New Preferred Shares and prorated warrants included an executive officer of the Company and certain related parties. Also in December 1999, the holders of the
59.5 outstanding shares of the New Preferred Shares agreed to modify the conversion ratio to a fixed factor whereby each share of the New Preferred Shares is convertible into 50,530 shares of common stock (the fair value of the underlying shares of common stock) in exchange for a reduction in the exercise price of the warrants to $.25 per share and an extension of the expiration date of the warrants to December 2002. In connection with the repricing of the warrants, the Company recognized $91,000 of non-cash expense in 1999. This expense represents the excess of the fair value of the warrants after repricing over the value of the warrants immediately before the repricing.

         The following table reflects the convertible redeemable preferred stock activity:

                                                      Number
                                                    of Shares         Amount
                                                    ---------         ------
Balance at December 31, 1997                                --    $          --
Preferred stock issued                                     200        1,837,000
Conversion to common stock                                 (39)        (367,000)
Accretion of preferred stock                                --           46,000
                                                 --------------   --------------
Balance at December 31, 1998                               161        1,516,000
Conversion to common stock                              (101.5)        (969,000)
Accretion of preferred stock                                --           41,000
                                                 --------------   --------------
Balance at December 31, 1999                              59.5    $     588,000
                                                 ==============   ==============

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


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

o The MicroTel International Inc. 1997 Stock Incentive Plan (the "1997 Plan") provides that options granted may be either qualified or nonqualified stock options and are required to be granted at fair market value on the date of grant. Subject to termination of employment, options may expire up to ten years from the date of grant and are nontransferable other than in the event of death, disability or certain other transfers that the committee of the Board of Directors administering the 1997 Plan may permit. Up to 1,600,000 stock options may be granted under the 1997 Plan. All outstanding options of former optionholders under the XIT 1987 Employee Stock Option Plan were converted to options under the 1997 Plan as of the date of the merger between the Company and XIT at the exchange rate of 1.451478 (see
     Note 2).

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

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


(10)     STOCKHOLDERS' EQUITY (CONTINUED)

         The following table shows activity in the outstanding options for the years ended December 31, 1999, 1998 and 1997:

                                                                    Weighted
                                                                    Average
                                                  1999              Exercise             1998                1997
                                                 Shares              Price              Shares              Shares
                                                 ------              -----              ------              ------
Outstanding at beginning of year                  2,047,000      $         2.13          1,999,000             842,000
Granted                                             430,000                0.20            200,000              96,000
XIT/Micro Tel merger                                     --                  --                 --           1,146,000
Exercised                                                --                  --                 --             (30,000)
Canceled                                           (897,000)               2.39           (152,000)            (55,000)
                                             ---------------     ---------------    ---------------     ---------------
Outstanding at end of year                        1,580,000      $         1.46          2,047,000           1,999,000
                                             ===============     ===============    ===============     ===============

         The following table summarizes information with respect to stock options at December 31, 1999:

                                 Options Outstanding                                             Options Exercisable
                       ----------------------------------------                        ----------------------------------------
                                             Weighted Avg.
                            Number             Remaining                                    Number
 Range of Exercise        Outstanding       Contractual Life         Weighted Avg.        Exercisable         Weighted Avg.
       Price           December 31, 1999        (Years)                  Price         December 31, 1999          Price
--------------------   ------------------ ---------------------    ------------------  ------------------   ---------------------
$.20 to $1.00                    430,000          9.9                   $       0.20             215,000          $       0.20
$1.01 to $2.00                   964,000          6.1                   $       1.71             964,000          $       1.71
$2.01 to $3.00                    56,000          6.2                   $       2.71              56,000          $       2.71
$3.01 to $4.00                   130,000          4.4                   $       3.16             130,000          $       3.16
                       ------------------                                              ------------------
$.20 to $4.00                  1,580,000          7.0                   $       1.46           1,365,000          $       1.65
                       ==================                                              ==================

         Options exercisable as of December 31, 1999, 1998 and 1997 are as follows:

                                                   1999               1998                1997
                                                   ----               ----                ----
Exercisable                                        1,365,000          1,892,000           1,843,000
Weighted Average Exercise Price               $         1.65     $         2.26      $         2.32

         Weighted average exercise prices for 1999 are calculated at prices effective as of December 31, 1999. The fair value of options granted during 1999 was $63,000, at a weighted average value of $0.15 per share. Exercise prices for options outstanding as of December 31, 1999 generally ranged from $0.20 to $3.45 per share and the weighted average remaining contractual life for these options was 7 years. The fair value of options granted during the years ended December 31, 1998 and 1997 were $112,000 and $132,000, at weighted average prices of $0.56 and $1.37 per share, respectively.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


(10)     STOCKHOLDERS' EQUITY (CONTINUED)

         If the Company had instead elected the fair value method of accounting for stock-based compensation, compensation cost would be accrued at the estimated fair value of all stock option grants over the service period, regardless of later changes in stock prices and price volatility. The fair value at date of grant for options granted in 1999, 1998 and 1997 has been estimated based on a modified Black-Scholes pricing model with the following assumptions: no dividend yield; expected volatility of 85% in 1999, 25% to 57% in 1998 and 73% in 1997, based on historical results; risk-free interest rate of 5.1% to 6.0%; and average expected lives of approximately seven to ten years.

         The following table sets forth the net loss, net loss available for common stockholders and loss per share amounts for the periods presented as if the Company had elected the fair value method of accounting for stock options.

                                                              (in thousands, except per share amounts)
                                                              1999               1998           1997
                                                              ----               ----           ----
NET LOSS
     As reported                                            $   (4,596)    $    (1,185)    $   (9,693)
     Pro forma                                              $   (4,628)    $    (1,297)    $   (9,825)

NET LOSS AVAILABLE FOR COMMON STOCKHOLDERS
     As reported                                            $   (4,637)    $    (1,245)    $   (9,753)
     Pro forma                                              $   (4,669)    $    (1,357)    $   (9,885)

BASIC AND DILUTED LOSS PER SHARE
     As reported                                            $     (.28)    $      (.10)    $     (.96)
     Pro forma                                              $     (.28)    $      (.11)    $     (.98)

         Additional incremental compensation expense includes the excess of fair values of options granted during the year over any compensation amounts recorded for options whose exercise prices were less than market value at date of grant, and for any expense recorded for non-employee grants. Additional incremental compensation expense also includes the excess of the fair value at modification date of options repriced or extended over the value of the old options immediately before modification. All such incremental compensation is amortized over the related vesting period, or expensed immediately if fully vested. The above calculations include the effects of all grants in the years presented. Because options often vest over several years and additional awards are made each year, the results shown above may not be representative of the effects on net income (loss) in future years.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


(10)     STOCKHOLDERS' EQUITY (CONTINUED)

         The Board of Directors has also authorized the issuance of common stock purchase warrants to certain officers, directors, stockholders, key employees and other parties as follows:

                                                                                         Warrant Price
                                                                Number                   -------------
                                                              of Shares           Per Share            Total
                                                              ---------           ---------            -----
Balance outstanding, December 31, 1996                           1,198,000     $ 1.21 to 3.79      $  3,431,000
Warrant - MicroTel merger                                          122,000           2.50               305,000
Warrants issued                                                  1,170,000       2.13 to 3.45         3,410,000
                                                            ---------------    ---------------     -------------
Balance outstanding, December 31, 1997                           2,490,000       1.21 to 3.79         7,146,000
Warrants issued                                                  2,802,000       0.66 to 1.25         2,838,000
Warrants cancelled                                              (1,000,000)          1.25            (1,250,000)
                                                            ---------------    ---------------     -------------
Balance outstanding, December 31, 1998                           4,292,000       0.66 to 3.79         8,734,000
Warrants issued                                                  2,865,000       0.25 to 1.38         2,199,000
Warrants expired/cancelled                                      (1,925,000)      0.60 to 2.50        (2,015,000)
                                                            ---------------    ---------------     -------------
Balance outstanding at December 31, 1999                         5,232,000     $ 0.25 to 3.79      $  8,918,000
                                                            ===============    ===============     =============

         The Company has an Employee Stock Purchase Plan at its CXR subsidiary allowing eligible subsidiary employees to purchase shares of the Company's common stock at 85% of market value. During 1999, 1998 and 1997, 5,000, 7,000 and 6,000 shares, respectively, had been issued pursuant to the plan with 27,000 shares reserved for future issuance.

         As of December 31, 1999, the Company has 18,152,000 shares of common stock outstanding and potentially 9,846,000 shares of common stock issuable pursuant to the exercise of outstanding stock options and warrants and conversion of convertible redeemable preferred stock. In accordance with its articles of incorporation, the Company is authorized to issue 25,000,000 shares of common stock. Accordingly, the Company may be unable to issue the common shares pursuant to its outstanding stock options, warrants and convertible redeemable preferred stock until such time as the Company's articles of incorporation are amended or until the terms of the related stock options, warrants and/or convertible redeemable preferred stock are modified.

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

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


(10)     STOCKHOLDERS' EQUITY (CONTINUED)

NASDAQ DELISTING

         In May 1999, the listing of the Company's common stock on the NASDAQ SmallCap Market ("NASDAQ") was discontinued and thereafter, the Company's common stock has been traded on the OTC Bulletin Board.

(11)     NON-RECURRING CHARGES; IMPAIRMENT OF GOODWILL

         The Company assesses the recoverability of its goodwill whenever adverse events or changes in circumstances or business climate indicate that expected future cash flows (undiscounted and without interest charges) for individual business units may not be sufficient to support recorded goodwill. During the third quarter ended September 30, 1997 the Company, due to declines in profit margins and continuing operating losses, wrote-off the carrying value of goodwill originating with certain acquisitions. The Company also wrote-down the carrying value of goodwill originating from the reverse acquisition with XIT (see Note 2) to its net realizable value. These write-downs totaled $5,693,000 and were charged to operations.

(12)     INCOME TAXES

         The Company files a consolidated U.S. federal income tax return. This return includes all domestic companies 80% or more owned by the Company. State tax returns are filed on a consolidated, combined or separate basis depending on the applicable laws relating to the Company and its domestic subsidiaries.

         Income (loss) before income taxes was taxed under the following jurisdictions:

                                      1999             1998             1997
                                      ----             ----             ----
Domestic                        $  (3,954,000)   $  (1,090,000)   $  (9,721,000)
Foreign                              (514,000)           6,000          125,000
                                --------------   --------------   --------------
Total                           $  (4,468,000)   $  (1,084,000)   $  (9,596,000)
                                ==============   ==============   ==============

         Income tax expense consists of the following:

                                      1999             1998             1997
                                      ----             ----             ----
Current:
   Federal                      $          --    $          --    $          --
   State                               30,000            8,000           17,000
   Foreign                             98,000           93,000           80,000
                                --------------   --------------   --------------
                                $     128,000    $     101,000    $      97,000
                                ==============   ==============   ==============

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


(12)     INCOME TAXES (CONTINUED)

         Income tax expense (benefit) differs from the amount obtained by applying the statutory federal income tax rate of 34% to loss before income taxes as follows:

                                                                 1999               1998                 1997
                                                                 ----               ----                 ----
Tax at U.S. federal statutory rate                          $   (1,519,000)    $     (368,000)     $   (3,263,000)
State taxes, net of federal income tax benefit                      30,000              8,000              17,000
Foreign income taxes                                                98,000             93,000              80,000
Write-down of goodwill                                                  --                 --           1,936,000
Losses with no current benefit                                   1,449,000            270,000           1,096,000
Permanent differences                                               70,000             98,000             157,000
Other                                                                   --                 --              74,000
                                                            ---------------    ---------------     ---------------
                                                            $      128,000     $      101,000      $       97,000
                                                            ===============    ===============     ===============

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                     1999              1998
                                                                     ----              ----
Deferred tax assets:
     Allowance for doubtful accounts                           $        37,000    $       90,000
     Inventory reserves and uniform capitalization                     254,000           387,000
     Other accrued liabilities                                         140,000           279,000
     Deferred compensation                                             326,000           537,000
     Research credit carryforwards                                     256,000           256,000
     Alternative Minimum Tax credit carryforwards                      134,000           134,000
     Net operating loss carryforwards                               17,436,000        15,423,000
                                                                ---------------   ---------------

Total deferred tax assets                                           18,583,000        17,106,000

Valuation allowance for deferred tax assets                        (18,335,000)      (16,591,000)
                                                                ---------------   ---------------
Net deferred tax assets                                                248,000           515,000
                                                                ---------------   ---------------

Deferred tax liabilities:
     Depreciation                                                     (166,000)         (515,000)
     Gain on sale of investment                                        (82,000)               --
                                                                ---------------   ---------------

Total deferred tax liabilities                                        (248,000)         (515,000)
                                                                ---------------   ---------------

Net deferred taxes                                              $           --    $           --
                                                                ===============   ===============

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


(12)     INCOME TAXES (CONTINUED)

         As of December 31, 1999, the Company has a federal net operating loss carryforward of approximately $50,000,000 which expires at various dates between 2001 and 2019 and a state net operating loss carryforward of approximately $5,000,000 which expires at various dates through 2004.

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

(13)     LOSS PER SHARE

         The following table illustrates the computation of basic and diluted loss per share:

                                                                 1999               1998                1997
                                                                 ----               ----                ----
NUMERATOR:
     Net loss                                               $   (4,596,000)    $  (1,185,000)    $    (9,693,000)
     Less:  accretion of the excess of the
     redemption value over the carrying value
     of redeemable preferred stock                                  41,000             60,000             60,000
                                                            ---------------    ---------------    ---------------
Income available for common stockholders                    $   (4,637,000)    $   (1,245,000)    $   (9,753,000)
                                                            ===============    ===============    ===============
DENOMINATOR:
Weighted average number of common shares
     outstanding during the year                                16,638,000         11,952,000         10,137,000
                                                            ---------------    ---------------    ---------------
Basic and diluted loss per share                            $         (.28)    $         (.10)    $         (.96)
                                                            ===============    ===============    ===============

         The computation of diluted loss per share excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants because their effect was antidilutive due to losses incurred by the Company. See summary of outstanding stock options and warrants in Note 10.

(14)     COMMITMENTS AND CONTINGENCIES

LEASES

         The Company conducts most of its operations from leased facilities under operating leases which expire at various dates through 2003. The leases generally require the Company to pay all maintenance, insurance and property tax costs and contain provisions for rent increases. Total rent expense for 1999, 1998 and 1997, was $1,711,000, $2,091,000 and $2,477,000, respectively.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


(14)     COMMITMENTS AND CONTINGENCIES (CONTINUED)

         The future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year are as follows:

Year Ending December 31,                                        Amount
------------------------                                        ------

2000                                                    $    1,215,000
2001                                                           897,000
2002                                                           626,000
2003                                                           122,000
2004                                                            84,000
                                                        ---------------
                                                        $    2,944,000
                                                        ===============

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

         During the third quarter of 1999, the Company entered into a settlement agreement with David Scheinfeld. The Company agreed to pay $75,000 payable in an initial payment of $6,250 and eleven monthly payments of $6,250 thereafter without interest. The unpaid amount due as of December 31, 1999, aggregating $50,000, is presented in other promissory notes (Note 8).

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


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

         In December 1997, Elk International Corporation Limited ("Elk"), a stockholder of the Company, brought an action in Texas against the Company's current Chairman and an unrelated party, alleging certain misrepresentations during the merger discussions between XIT and the Company. In February 1999, Elk filed suit against the Company, the current Chairman and the Company's general counsel in connection with a stop transfer placed by the Company on certain common shares held by Elk.

         In March 1999, the parties entered into a settlement agreement which terminated all of the aforementioned actions. The agreement calls for the Company to issue to Elk, Dror and other parties $60,000 and 150,000 shares of the Company's common stock with a fair market value of approximately $56,000. In addition, the Company issued 1,000,000 warrants to purchase the Company's common stock at an exercise price of $1.37 per share for two years in exchange for the returning 750,000 options and returning 90,000 warrants all to purchase the Company's common stock at an exercise price of $2.50 per share for 2.8 years. The fair value of the warrants granted over the options and warrants returned on the date of the settlement was approximately $17,000. The Company accrued for this settlement in the accompanying 1998 consolidated financial statements.

EMPLOYEE BENEFIT PLANS

         Though September 30, 1998, the Company sponsored several defined contribution plans ("401(k) Plans") covering the majority of its U.S. domestic employees. Effective October 1, 1998, these plans were terminated and a new plan was instituted covering the same employees. Participants may make voluntary pretax contributions to such plans up to the limit as permitted by law. Annual contributions to any plan by the Company is discretionary. The Company made contributions of $31,000, $22,000 and $43,000 to the 401(k) Plans for the calendar years ended December 31, 1999, 1998 and 1997, respectively.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


(15)     SEGMENT AND MAJOR CUSTOMER INFORMATION

         The Company has three reportable segments: Instrumentation and Test Equipment, Components and Subsystem Assemblies, and Circuits. The Instrumentation and Test Equipment segment operates principally in the U.S. and European markets and designs, manufactures and distributes telecommunications test instruments and voice and data transmission and networking equipment. The Components and Subsystems Assemblies segment operates in the U.S., European and Asian markets and designs, manufactures and markets information technology products, including input and display components, subsystem assemblies, and power supplies. The Circuits Sector operates principally in the U.S. market and designs, manufactures and markets various circuit products.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon profit or loss from operations before income taxes exclusive of nonrecurring gains and losses. The Company accounts for intersegment sales at prices negotiated between the individual segments.

         The Company's reportable segments are comprised of operating entities offering the same or similar products to similar customers. Each segment is managed separately because each business has different customers, design and manufacturing and marketing strategies. Selected financial data for each of the Company's operating segments is shown below.

                                                      1999               1998                 1997
                                                      ----               ----                 ----
SALES FROM EXTERNAL CUSTOMERS:
     Instruments                                 $   15,666,000     $   17,532,000     $   15,054,000
     Components                                      10,080,000         12,412,000         12,197,000
     Circuits                                         2,555,000          7,317,000         15,847,000
                                                 ---------------    ---------------    ---------------
                                                 $   28,301,000     $   37,261,000     $   43,098,000
                                                 ===============    ===============    ===============
INTERSEGMENT SALES:
     Instruments                                 $           --     $       17,000     $      133,000
     Components                                         279,000            635,000            957,000
     Circuits                                           433,000            699,000            819,000
                                                 ---------------    ---------------     --------------
                                                 $      712,000     $    1,351,000      $   1,909,000
                                                 ===============    ===============     ==============
INTEREST EXPENSE:
     Instruments                                 $      110,000     $       79,000      $     109,000
     Components                                          75,000            323,000            396,000
     Circuits                                           114,000            168,000            346,000
                                                 ---------------    ---------------     --------------
                                                 $      299,000     $      570,000      $     851,000
                                                 ===============    ===============     ==============
DEPRECIATION AND AMORTIZATION:
     Instruments                                 $      490,000     $      265,000      $     164,000
     Components                                         101,000             91,000            284,000
     Circuits                                           136,000            312,000            607,000
                                                 ---------------    ---------------     --------------
                                                 $      727,000     $      668,000      $   1,055,000
                                                 ===============    ===============     ==============

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


(15)     SEGMENT AND MAJOR CUSTOMER INFORMATION
         (CONTINUED)

                                                       1999               1998               1997
                                                       ----               ----               ----
SEGMENT PROFITS (LOSSES):
     Instruments                                 $   (1,828,000)    $      367,000     $      536,000
     Components                                       1,341,000          2,473,000            794,000
     Circuits                                        (1,043,000)          (786,000)        (1,055,000)
                                                 ---------------    ---------------    ---------------
                                                 $   (1,530,000)    $    2,054,000     $      275,000
                                                 ===============    ===============    ===============
SEGMENT ASSETS:
     Instruments                                 $    7,960,000     $   10,234,000     $    9,691,000
     Components                                       5,213,000          7,193,000          6,946,000
     Circuits                                         1,379,000          2,737,000          7,966,000
                                                 ---------------    ---------------    ---------------
                                                 $   14,552,000     $   20,164,000     $   24,603,000
                                                 ===============    ===============    ===============

         The following is a reconciliation of the reportable segment revenues, profit or loss and assets to the Company's consolidated totals.

                                                                 1999               1998                 1997
                                                                 ----               ----                 ----
Net Sales
---------
     Total sales for reportable segments                    $   29,013,000     $   38,612,000     $   45,007,000
     Elimination of intersegment sales                            (712,000)        (1,351,000)        (1,909,000)
                                                            ---------------    ---------------    ---------------
Total consolidated revenues                                 $   28,301,000     $   37,261,000     $   43,098,000
                                                            ===============    ===============    ===============

Profit (loss) before income taxes
---------------------------------
     Total profit (loss) for reportable segments            $   (1,530,000)    $    2,054,000     $      275,000
     Write-down of goodwill                                             --                 --         (5,693,000)
     Unallocated amounts:
         General corporate expenses                             (2,938,000)        (3,138,000)        (4,178,000)
                                                            ---------------    ---------------    ---------------
Consolidated loss before income taxes                       $   (4,468,000)    $   (1,084,000)    $   (9,596,000)
                                                            ===============    ===============    ===============

Assets
------
     Total assets for reportable segments                   $   14,552,000     $   20,164,000     $   24,603,000
     Other assets                                                2,069,000          1,078,000            837,000
                                                            ---------------    ---------------    ---------------
Total consolidated assets                                   $   16,621,000     $   21,242,000     $   25,440,000
                                                            ===============    ===============    ===============

Interest Expense
----------------
     Interest expense for reportable segments               $      299,000     $      570,000     $      851,000
     Other interest expense                                        112,000            105,000             44,000
                                                            ---------------    ---------------    ---------------
Total interest expense                                      $      411,000     $      675,000     $      895,000
                                                            ===============    ===============    ===============

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


(15)     SEGMENT AND MAJOR CUSTOMER INFORMATION (CONTINUED)

                                                                 1999               1998                 1997
                                                                 ----               ----                 ----
Depreciation and Amortization
-----------------------------
     Depreciation and amortization expense
          for reportable segments                           $      727,000     $      668,000     $    1,055,000
     Other depreciation and amortization expense                   206,000            190,000            226,000
                                                            ---------------    ---------------    ---------------
Total depreciation and amortization                         $      933,000     $      858,000     $    1,281,000
                                                            ===============    ===============    ===============

         A summary of the Company's net sales, operating income (loss) and identifiable assets by geographical area follows:

                                                   1999               1998                 1997
                                                   ----               ----                 ----
Net sales:
     United States                            $   11,878,000     $   19,965,000     $   28,098,000
     Japan                                           658,000            706,000            857,000
     France                                       10,958,000         11,118,000          8,450,000
     United Kingdom                                4,807,000          5,472,000          5,693,000
                                              ---------------    ---------------    ---------------
                                              $   28,301,000     $   37,261,000     $   43,098,000
                                              ===============    ===============    ===============
Long-lived assets:
     United States                            $    2,533,000     $    3,656,000     $    6,631,000
     Japan                                            16,000             13,000             12,000
     France                                          257,000            458,000            807,000
     United Kingdom                                  190,000            133,000            296,000
                                              ---------------    ---------------    ---------------
                                              $    2,996,000     $    4,260,000     $    7,746,000
                                              ===============    ===============    ===============


         Sales and purchases between geographic areas have been accounted for on the basis of prices set between the geographic areas, generally at cost plus 5%. Identifiable assets by geographic area are those assets that are used in the Company's operations in each location. Net sales by geographic area have been determined based upon the country from which the product was shipped.

         The Company had sales to one customer which accounted for approximately 14% of net sales in 1997. No one customer accounted for more than 10% of net sales in 1998 or 1999.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


(16)     GOING CONCERN

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. During the years ended December 31, 1999, 1998 and 1997, the Company experienced significant operating losses. Additionally, the Company is in default of the Domestic Credit Facility agreement (Note 7) as the Company is not in compliance with an adjusted net worth covenant contained therein. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's foreign subsidiaries in the United Kingdom, France and Japan have separate borrowing arrangements. Although management has been successful in obtaining working capital to fund operations to date, there can be no assurance that the Company will be able to generate additional capital in the future.

         During 1999, the Company took certain actions in an effort to become profitable and improve cash flow from operations in the future. As a result of the current and future anticipated operating losses at the Company's HyComp subsidiary, the Company sold substantially all the assets of this subsidiary in the first quarter of 1999. Additionally, during the second half of 1999, the Company embarked on a cost reduction program, which included a significant reduction in personnel at the Company's domestic subsidiaries and the relocation and downsizing of the corporate headquarters and certain subsidiaries' manufacturing and office facilities. Furthermore, the Company terminated its lease obligation related to its corporate headquarters and one manufacturing facility in connection with the sale of its investment in a partnership (Note 6) and also subleased a portion of another subsidiary's facility. In addition, subsequent to year end, the Company sold its investment in the common stock of Digital Transmission Systems, Inc. for which the Company received cash proceeds of $520,000 and common shares of a foreign publicly-traded company, with a then current market value of approximately $720,000 (Note 3).

         The Company is implementing a corporate finance program designed to improve its working capital structure by considering certain alternatives to its existing domestic credit facilities. The Company is actively searching for alternative financing to replace the current domestic credit facility. Although no replacement lender has been selected, the Company has identified several prospective lenders, one of whom has submitted a proposal to the Company. The finance program also involves the potential private placement of certain debt or equity securities. Additionally, management is exploring the potential to further leverage its common stock held in Wi-LAN, Inc. (Note 3) which has a fair market value of approximately $1,600,000 as of February 29, 2000. The Company's domestic credit facilities lender has provided an additional $400,000 of borrowing capacity against this asset. In addition, the Company is in negotiations with a foreign financial institution to leverage the Company's existing United Kingdom subsidiary to provide additional working capital for operations and acquisitions. Finally, management has developed and continues to implement plans to reduce existing cost structures, improve operating efficiencies, and strengthen the Company's operating infrastructure.


                                      MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                                                       SCHEDULE II
                                            VALUATION AND QUALIFYING ACCOUNTS
                                      YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                     ADDITIONS
                                                  BALANCE AT         CHARGED TO          DEDUCTIONS
                                                 BEGINNING OF        COSTS AND          WRITE-OFFS OF        BALANCE AT
DESCRIPTION                                          YEAR             EXPENSES            ACCOUNTS          END OF YEAR
                                                ----------------  -----------------   ------------------   ---------------
Allowance for doubtful accounts:
     Year ended December 31, 1999               $       275,000             36,000             (109,000)          202,000
     Year ended December 31, 1998                       241,000             97,000              (63,000)          275,000
     Year ended December 31, 1997                        63,000            251,000              (73,000)          241,000
                                                ================  =================   ==================   ===============

Allowance for inventory obsolescence:
     Year ended December 31, 1999               $     1,766,000          1,145,000           (1,523,000)        1,388,000
     Year ended December 31, 1998                     1,856,000            885,000             (975,000)        1,766,000
     Year ended December 31, 1997                       685,000          3,134,000           (1,963,000)        1,856,000
                                                ================  =================   ==================   ===============