Form 10-K/A
period 1999-12-31
MICROTEL INTERNATIONAL INC
filed 2000-04-28
CIK 854852

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                      ADDITIONS AND EXHIBITS TO FORM 10-K/A
                                (Amendment No. 1)


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

                                      None
                                 TITLE OF CLASS

                                   -----------

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The current directors and executive officers of MicroTel are as follows:


NAME                               AGE            TITLES
----                               ---            ------
Carmine T. Oliva                    57            Chairman of the Board of Directors,
                                                  President and Chief Executive Officer
Laurence P. Finnegan, Jr.           61            Director
Robert B. Runyon                    74            Secretary and Director
Randolph D. Foote                   51            Senior Vice President and Chief Financial Officer
Graham Jefferies                    42            Executive Vice President

CARMINE T. OLIVA (Class III Director) has been the Chairman, President and Chief Executive Officer of the Company since March 26, 1997 and of XIT Corporation, a subsidiary of the Company, since its founding in 1983. From 1980 to 1983, Mr. Oliva was Senior Vice President and General Manager, ITT Asia Pacific Inc. Prior to that position, Mr. Oliva held a number of executive positions with ITT Corporation and its subsidiaries over an eleven-year period. Mr. Oliva is the founder of XIT. Mr. Oliva attained the rank of Captain in the United States Army and is a veteran of the Vietnam War.

LAURENCE P. FINNEGAN, JR. (Class II Director) was appointed as a Director of MicroTel on March 26, 1997. In addition to being a director of XIT since 1985, Mr. Finnegan joined XIT as its Chief Financial Officer on a part-time basis in 1994. Mr. Finnegan has held positions with ITT (1970-74) as controller of several divisions, Narco Scientific (1974-1983) as Vice President Finance, Chief Financial Officer and Executive Vice President, and Fischer & Porter (1986-1994) as Senior Vice President, Chief Financial Officer and Treasurer. Since 1994, he has been a principal of Gwyn Allen Partners, Bethlehem, Pennsylvania, an executive management consulting firm, and President of GA Pipe, Inc., a manufacturing company based in Langhorne, Pennsylvania.

ROBERT B. RUNYON (Class III Director) was appointed as a Director and Secretary of MicroTel on March 26, 1997. He is the owner and principal of Runyon and Associates, a human resources and business advisory firm since 1990. Prior to the Merger, Mr. Runyon served XIT both as a director and as consultant in the areas of strategy development and business planning, organization, human resources, and administrative systems. He also consults for companies in environmental products, marine propulsion systems and architectural services sectors in these same areas. From 1970 to 1978, Mr. Runyon held various executive positions with ITT Corporation including Vice President, Administration of ITT Grinnell, a manufacturing subsidiary of ITT. From 1963 to 1970, Mr. Runyon held executive positions at BP Oil including Vice President, Corporate Planning and Administration of BP Oil Corporation, and director, organization and personnel for its predecessor, Sinclair Oil Corporation. Mr. Runyon was Executive Vice President, Human Resources at the Great Atlantic & Pacific Tea Company from 1978 to 1980.

RANDOLPH D. FOOTE was appointed Senior Vice President and Chief Financial Officer on October 4, 1999. Mr. Foote was the Corporate Controller of Unit Instruments, Inc., a public semiconductor equipment manufacturer, from 1995 to 1999. From 1985 to 1995, Mr. Foote was the Director of Tax and Financial Reporting at Optical Radiation Corporation, a public company, which was a designer and manufacturer of products using advanced optical technology. Prior to 1985, Mr. Foote held positions with Western Gear Corporation and Bucyrus Erie Company which were both public companies.

GRAHAM JEFFERIES was appointed Executive Vice President and Chief Operating Officer of the Company's worldwide Telecommunications Group on October 21, 1999. Mr. Jefferies is also Managing Director of the Company's United Kingdom operations. Prior to joining the company in 1992, he was Sales and Marketing Director of Jasmin Electronics PLC, a major UK software and systems provider, from 1987 to 1992. Mr. Jefferies held a variety of project management positions at GEC Marconi from 1978 to 1987. Mr. Jefferies has an Honours degree in Electronics and has experience in mergers and acquisitions.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934.

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission and the NASDAQ Small CapSM Market initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the company. Officers, directors and greater than ten-percent shareholders are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 1999, the following Section 16(a) reports were not filed on a timely basis: Carmine T. Oliva - 2 reports, 1 purchase transaction; Larry Finnegan - 1 report, no transactions; Graham Jefferies - 2 reports, no transactions.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The cash compensation paid by the Company during the years ended December 31, 1999, 1998 and 1997 to its Chief Executive Officer and other executive officers earning salary and bonus exceeding $100,000 annually is presented in the Summary Compensation Table below.


                                                                     Long Term Compensation
                                                                --------------------------------
                                  Annual Compensation                  Awards           Payouts
                          ------------------------------------- ---------------------- ---------
      (a)          (b)        (c)          (d)         (e)         (f)         (g)        (h)         (i)
                                                      Other
                                                     Annual     Restricted  Securities             All Other
Name and                                             Compen-      Stock     Underlying              Compen-
Principal                     Salary      Bonus      sation       Awards    Options/     LTIP        sation
Position            Year     ($) (4)       ($)       ($) (5)       ($)      SARs (#)    Payouts       (6)
----------------- ------- ------------- ---------- ------------ ----------- ---------- ---------- -------------
Carmine T. Oliva,  1999        198,872      0           0           0           0          0           0
President, CEO     1998        198,872      0           0           0           0          0           0
      (1)          1997        239,364      0           0           0           0          0           0

Randolph           1999         23,367      0           1,800       0         50,000       0           0
D. Foote,          1998          0          0           0           0           0          0           0
Senior Vice        1997          0          0           0           0           0          0           0
Pres., CFO
      (2)

Graham             1999        114,192      0           6,199       0         60,000       0           5,116
Jefferies,         1998         98,918      0           6,097       0         30,000       0           5,567
Executive          1997         95,755      0           6,527       0           0          0           6,527
Vice Pres
      (3)

James P.           1999        122,769      0           5,400       0           0          0           0
Butler,  Former    1998        125,000      0           7,200       0         40,000       0           0
CFO                1997         44,377      0           2,700       0         75,000       0           0
(Resigned
10/4/99)


(1) Carmine T. Oliva became Chairman and Chief Executive Officer on 3/26/97, upon Jack Talan's resignation concurrent with the merger of the Registrant with XIT Corporation.

(2) Randolph D. Foote was appointed Senior Vice President and Chief Financial Officer on October 4, 1999, following receipt of notification of the resignation of the Registrant's former Chief Financial Officer, James P. Butler.

(3) Mr. Jefferies was appointed Executive Vice President and Chief Operating Officer of the worldwide Telecommunications Group on October 21, 1999. Mr. Jefferies is based in the United Kingdom and receives his remuneration in British pounds. The compensation amounts listed for Mr. Jefferies are shown in U. S. dollars, converted from British pounds using the average conversion rates in effect during the time periods of compensation.

(4) Mr. Oliva's salary includes payments of $45,333 in 1997 of voluntarily deferred salary from years prior to 1997.

(5)      Consists solely of an automobile allowance.

(6)      Consists of contributions to Mr. Jefferies retirement plan.

LONG TERM INCENTIVE PLAN

         In 1997, the Company's Board of Directors approved a Long Term Incentive Plan - the 1997 Stock Incentive Plan (the "1997 Plan") - which provides incentive compensation opportunities for officers and other key employees in the form of stock options, stock appreciation rights, restricted stock and other forms consistent with the objectives of the 1997 Plan. The following two tables depict stock option grants to and exercises by the named executives for the year ended December 31, 1999 and the status of outstanding stock options issued to them at December 31, 1999.


                           OPTIONS/SAR GRANTS GRANTED DURING THE YEAR ENDED DECEMBER 31, 1999
                                                                             POTENTIAL REALIZED
                                                                          VALUE AT ASSUMED ANNUAL
                                                                            RATES OF STOCK PRICE     ALTERNATIVE TO (f)
                                                                          APPRECIATION FOR OPTION         AND (g):
                           INDIVIDUAL GRANTS                                      TERM (1)            GRANT DATE VALUE
------------------------------------------------------------------------- ------------------------- ----------------------
      (a)               (b)            (c)         (d)         (e)           (f)          (g)                (f)
                                   % OF TOTAL
                     NUMBER OF       OPTIONS/
                    SECURITIES         SARS
                    UNDERLYING      GRANTED TO    EXERCISE
                     OPTIONS/        EMPLOYEES     OR BASE                                                GRANT DATE
                   SARS GRANTED      IN FISCAL      PRICE      EXPIRATION     5%          10%           PRESENT VALUE
      NAME               (#)           YEAR       ($/SHARE)       DATE        ($)         ($)                ($)
----------------- ---------------- ------------- ------------ ----------- ---------- -------------- ----------------------
Carmine T. Oliva,
CEO                             0             0          n/a         n/a        n/a            n/a              n/a

Randolph D. Foote,
CFO                        50,000         11.6%         0.20    11/15/09      6,289         15,937            7,357

Graham Jefferies, EVP      60,000         14.0%         0.20    11/15/06      7,547         19,125            8,828

James P. Butler,
Former CFO
(Resigned
10/4/99)                        0             0          n/a         n/a        n/a            n/a              n/a


(1) The dollar amounts under the 5% and 10% columns in the table shown above are the result of calculations required by the SEC's rules and are not intended to forecast any future appreciation in the Company's stock price. No gain to the Named Executive Officer is possible without appreciation in the price of the Company's common stock, which would benefit all stockholders.


                                 AGGREGATED OPTIONS/SAR EXERCISES IN 1999
                                AND OPTIONS/SAR VALUES AT DECEMBER 31, 1999

       (a)            (b)         (c)                   (d)                              (e)
                   SHARES                       NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                   ACQUIRED                    UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS/SARS AT
                      ON                    OPTIONS/SARS AT 12/31/99 (#)            12/31/99 ($)
                   EXERCISE      VALUE              EXERCISABLE/                    EXERCISABLE/
      NAME            (#)     REALIZED ($)         UNEXERCISABLE                    UNEXERCISABLE
------------------ ---------- ------------- ----------------------------- ----------------------------------
Carmine T.
Oliva, CEO             0           0                           130,633/0                                0/0

Randolph D.
Foote,
CFO                    0           0                       25,000/25,000                        5,938/5,938

Graham
Jefferies              0           0                       96,287/30,000                        7,125/7,125

James P. Butler,
Former CFO
(Resigned
10/4/99)               0           0                           115,000/0                                0/0


EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS.

         Pursuant to the employment agreement dated January 1, 1996 between the Company and XIT Corporation, Carmine T. Oliva was employed as Chairman, President and Chief Executive Officer of XIT Corporation for a term of five years at an annual salary of $250,000. In July 1996, Mr. Oliva voluntarily agreed to abate a portion of his annual salary in connection with XIT's salary abatement program then in effect. On May 6, 1997, the Board of Directors of the Company voted to assume the obligations of XIT under this Agreement in light of the appointment of Mr. Oliva to the positions of Chairman of the Board, President and Chief Executive Officer of the Company. On October 15, 1997, the Company and Mr. Oliva entered into a replacement agreement on substantially the same terms and conditions as the prior agreement. The current agreement is subject to automatic renewal for three successive two year terms commencing on October 15, 2001, unless, during the required notice periods as provided therein, either party gives written notice of its desire not to renew and provides that Mr. Oliva's salary continues at the abated amount of $198,865 per annum until such time as the Company has reported two (2) consecutive profitable quarters during the term of the agreement or any renewals thereof. In the event of Mr. Oliva's termination for cause, the Company's obligation to pay any compensation, severance allowance, or other amounts payable under the Agreement terminates on the date of such termination. In the event of a termination without cause, Mr. Oliva shall be paid his annual salary for two and one-half years following the effective date of such termination or until October 15,

2002, whichever is longer. If such termination without cause occurs during a renewal period, Mr. Oliva shall be paid his annual salary through the expiration of that particular renewal period as well as any and all other amounts payable pursuant to the Agreement. The Company may terminate the agreement upon thirty days written notice in the event of a merger, sale or reorganization of the Company in which the shareholders of the Company immediately prior to such reorganization receive less than fifty percent of the outstanding voting shares of the successor corporation.

         On May 1, 1998 the Company and Mr. Jefferies entered into an employment agreement for a term of two years at an initial annual salary of 67,000 British pounds (approximately $106,500 at current exchange rates) that is subject to automatic renewal for two successive one year terms commencing on May 1, 2000, unless, during the required notice periods as provided therein, either party gives written notice of its desire not to renew. In the event Mr. Jefferies's duties are substantially changed (the "Redesignation"), resulting in a substantial net change in the scope of his responsibilities, Mr. Jefferies may elect not to accept such Redesignation and resign. In such event, if the Redesignation occurs during the initial term of the agreement, the Company shall pay Mr. Jefferies his annual salary for one year or through May 1, 2000 whichever is longer. If the Redesignation occurs during a renewal period, the Company shall pay Mr. Jefferies his annual salary for one year following the effective date of his resignation. In the event of Mr. Jefferies' termination for cause, the Company's obligation to pay any compensation, severance allowance, or other amounts payable under the Agreement terminates on the date of such termination. In the event of a termination without cause during the initial term of the agreement, Mr. Jefferies shall be paid his annual salary for one year following the effective date of such termination or until May 1, 2000, whichever is longer. If such termination without cause occurs during a renewal period, Mr. Jefferies shall be paid his annual salary through the expiration of that particular renewal period as well as any and all other amounts payable pursuant to the Agreement. The Company may terminate the agreement upon thirty days written notice in the event of a merger, sale or reorganization of the Company in which the shareholders of the Company immediately prior to such reorganization receive less than fifty percent of the outstanding voting shares of the successor corporation.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.

         The Executive Compensation and Management Development Committee of the Board of Directors, composed of one outside director, is responsible for establishing and administering the Company's policies involving the compensation of all executive officers of the Company and establishing and recommending to the Board of Directors the terms and conditions of all employee compensation and benefit plans. No employee of the Company serves on this committee. During the fiscal year ended December 31, 1999, the Executive Compensation and Management Development Committee of the Board of Directors consisted of Robert Runyon and, prior to June 26, 1999, David Barrett.

EXECUTIVE COMPENSATION

REPORT OF THE COMPENSATION COMMITTEE

         This report is provided by the Executive Compensation and Management Development Committee of the Board of Directors to assist shareholders in understanding the Company's objectives, policies and procedures in establishing its executive compensation structure and system. The Committee is responsible for (a) reviewing and approving base salaries, bonuses and incentive awards for all executive officers, (b) reviewing and establishing the base salary, bonuses and incentive awards for the Chief Executive Officer, and (c) reviewing, approving and recommending to the Board of Directors the content, terms and conditions of all employee compensation and benefit plans, or changes thereto.

         The compensation philosophy and policy of the Company is based upon four central objectives:

         o To provide an executive compensation structure and system which is both competitive in the outside industrial marketplace and also internally equitable based upon the weight and level of responsibilities in the respective executive positions.

         o To attract, retain and motivate qualified executives within this structure, and reward them for outstanding performance-to-objectives and business results through financial and other appropriate management incentives.

         o To align the Company's financial results and the compensation paid to the Company's executive officers with the enhancement of shareholder value.

         o To structure the Company's compensation policy so that executive officers' compensation is dependent, in one part, on the achievement of its current year business plan objectives, and in another part, on the long term increase in company net worth and the resultant improvement in shareholder value, and to maintain an appropriate balance between short and long range performance objectives, over time.

         The Company's compensation programs consist of base salary, an annual incentive bonus, and the award of stock options and other equity-based incentives. The base salary is targeted to recognize each executive's unique value and historical contributions to the success of the Company in light of the industry salary norms for the equivalent position in the relevant market. The Compensation and Management Development Committee reviews the compensation of the Chief Executive Officer, and with the Chief Executive Officer, the base compensation of all executive officers and other key employees on an annual basis to assure that a competitive position is maintained.

         The annual incentive bonus is based upon actual performance compared to pre-established quantitative and qualitative performance objectives, derived from the Company's business plan and operating budgets, which can include Company, operating subsidiary/division and individual components.

         To further align the financial interests of the executive with those of the Company and its shareholders, the long range executive incentive program is primarily equity based, and provides the opportunity for the executive to earn stock options and thereby benefit, along with all shareholders, from performance-driven advancement of share value in the marketplace.

         Within the controlling corporate policy direction of the Compensation Committee and the Board of Directors, the equity incentive program (1997 Stock Incentive Plan) includes (a) the criteria for option awards, (b) the number of shares and timing of option grants, (c) internal equity in terms of grantee levels of responsibility and potential to impact Company performance, (d) measured consistency within the competitive marketplaces, (e) relation to financial results, (f) the mutuality of interest between grantee and shareholders, and (g) the essential objectives, processes and controls.

         The Company also maintains certain other executive benefits that are considered necessary in order to offer fully competitive opportunities to its executives. These include, but are not limited to, 401(k) retirement savings plans, profit sharing opportunities, car allowances, employment agreements, and indemnification agreements.

         In 1997, all Company compensation policies, programs and procedures were revised and updated to recognize the new and changed conditions resulting from the merger of privately held XIT Corporation and publicly traded MicroTel International, Inc., which was effective March 26, 1997, and to position the new MicroTel entity for its future growth and development. The Compensation Committee will continue to monitor and evaluate the executive compensation system and its application throughout the organization to assure that it continues to reflect the Company's compensation philosophy and objectives.


CHIEF EXECUTIVE OFFICER COMPENSATION

         The base salary of Carmine T. Oliva, Chairman and Chief Executive Officer, is targeted to fairly recognize his unique leadership skills and management responsibilities compared to similarly positioned executives in the industry and general marketplaces. The criteria for measurement includes data available from objective, professionally conducted market studies, integrated with additional competitive intelligence secured from a range of industry and general market sources.

         The Committee has determined that no increase in base salary for Mr. Oliva would be considered until the Company's cash flow can be significantly strengthened. Also, no bonus was paid to Mr. Oliva or to other executive officers for 1999, as corporate financial performance fell short of objectives.

         However, to assure strength and continuity in the office of the Chief Executive, Mr. Oliva's employment contract was renegotiated, and the new agreement became effective in October, 1997. The agreement is based on a five-year commitment, with three successive two-year automatic renewals, predicated upon a mutual agreement between the Company and Mr. Oliva at those times.

PERFORMANCE GRAPH

         The following table represents the sixty (60) month cumulative total return among the Company, the NASDAQ Stock Market (US) ("NASDAQ") and the NASDAQ Telecom Index ("Telecom"), assuming $100 was invested on December 31, 1994, including reinvestment of dividends.

                                                      Cumulative Total Return
                                  -------------------------------------------------------------------
                                    12/94       12/95       12/96      12/97       12/98       12/99
MICROTEL INTERNATIONAL, INC.       100.00      181.82       43.64      43.64       19.09       12.74
NASDAQ STOCK MARKET (U.S.)         100.00      141.33      173.89     213.07      300.25      542.43
NASDAQ TELECOMMUNICATIONS          100.00      130.91      133.86     195.75      322.30      561.27


ITEM 12. SECURITY OWNERSHIP

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of April 22, 2000 by the following: (i) each person who is beneficial owner of more than five percent (5%) of the Company's outstanding common stock; (ii) each Director; (iii) each of the named executive officers of the Company; and (iv) all Directors and executive officers as a group.


NAME AND ADDRESS                                      NUMBER OF SHARES
OF BENEFICIAL OWNER                                  BENEFICIALLY OWNED                  PERCENT OF CLASS
-------------------                                  ------------------                  ----------------
Orbit II Partners, LP                                   2,821,485     (1)                      13.72%
2 Rector Street 16th Floor
New York, NY 10006

Carmine T. Oliva                                        1,915,053     (2)                       9.92%
c/o MicroTel International, Inc.
9485 Haven Avenue, Suite 100
Rancho Cucamonga, CA 91730

Samuel J. Oliva                                           828,443     (3)                       4.43%
80 Brandywyne Drive
Florham Park, NJ 07932

Laurence P. Finnegan, Jr.                                 132,349     (4)                       *
3 Woods Lane
Ambler, PA 19002

Robert B. Runyon                                          327,303     (5)                       1.76%
10 Eagle Claw Drive
Hilton Head, SC 29926

Randolph D. Foote                                          55,000     (6)                       *
c/o MicroTel International, Inc
9485 Haven Avenue, Suite 100
Rancho Cucamonga, CA 91730

Graham Jefferies                                          129,563     (7)                       *
c/o XCEL Powers Systems, Ltd.
Brunswick Road, Cobbs Wood
Ashford, Kent TN23 1 EB, U. K.

All executive                                           3,387,711                              16.99%
officers and directors as a group
(6 persons) * (less than 1%)


(1) Orbit II Partners L. P. and its Managing Partners, Alan Mackenzie, Jr., David Marino and Joel S. Kraut have a beneficial interest in 172,500 common shares issuable upon the exercise of warrants and 1,743,285 common shares upon the conversion of Series A Preferred Stock in addition to ownership of 755,700 shares of common stock. The Managing Partners are also Administrative Members of OTAF, LLC, a New York limited liability company that owns 150,000 shares issuable upon the exercise of warrants.

(2) Includes 478,670 shares held jointly by Mr. Oliva and his wife, as well as 81,889 shares held individually by Mr. Oliva's wife. Also includes 765,749 shares, issuable to Mr. Oliva upon the exercise of MicroTel options and warrants and 50,530 common shares issuable from the conversion of one share of Series A Convertible Preferred Stock.

(3) Includes 116,155 shares issuable to Mr. Oliva upon the exercise of MicroTel warrants and 101,060 shares issuable from the conversion of Series A Convertible Preferred Stock.

(4) Includes 4,789 shares held jointly by Mr. Finnegan and his wife, and 88,178 shares issuable to Mr. Finnegan upon the exercise of MicroTel options and warrants.

(5) Includes 147,217 shares issuable to Mr. Runyon upon the exercise of MicroTel options and warrants.

(6) Includes 50,000 shares issuable to Mr. Foote upon exercise of MicroTel options.

(7) Includes 126,287 shares issuable to Mr. Jefferies upon exercise of MicroTel options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On April 9, 1998, the Company's wholly-owned subsidiary XCEL Arnold Circuits, Inc. sold substantially all of the assets used in its Arnold Circuits business to Arnold Circuits, Inc., a company wholly owned by Robert Bertrand. Mr. Bertrand, the Trustee of The Bertrand Family Trust, a beneficial owner of more than five percent (5%) of the Company's outstanding common stock. Mr. Bertrand had owned and operated the Arnold Circuits business until September of 1995, when the assets of that business were acquired by XCEL Arnold Circuits, Inc.

         The purchase price for the assets was $2 million plus the assumption of liabilities of the Arnold Circuits business. The purchase price was paid by a cash payment of $1,350,000 and delivery of a promissory note (the "Note") in the amount of $650,000. The cash proceeds were used to retire bank debt and certain other debt, including debt owed to Mr. Bertrand and a related entity. As security for the Note, XCEL Arnold Circuits, Inc. was granted a second lien on substantially all the assets of Arnold Circuits, Inc. Payment of the Note was guaranteed by Mr. Bertrand and a related entity. Certain provisions of the transactions would permit XCEL Arnold Circuits, Inc. to share in any gain of the sale of the Arnold Circuits business while the Note is outstanding.

         The purchase price for the Arnold Circuits business was arrived at via negotiation between Messrs. Oliva and Bertrand and was approved by the Board of Directors. Prior to reaching agreement with Mr. Bertrand, the Company unsuccessfully attempted for several months to locate a buyer for the Arnold Circuits business. Given the extent of the operating losses of the Arnold Circuits business in 1997, the Company believes the terms of the transaction with Mr. Bertrand were no less favorable to the Company than would have been obtained in an arm's-length transaction with a third party, assuming an interested third party had been found.

         In connection with the transaction, in reconciliation of inter-company accounts, the Company issued to Mr. Bertrand and an affiliated entity two non-interest bearing promissory notes totaling $350,000 which are payable on the consummation by the Company of a financing transaction and, if no financing transaction occurs by May 31, 1998, on demand. In July 1998, the Company made a payment of $100,000 against the notes and no demand has been made for the balance.

         During 1999, Arnold Circuits, Inc. defaulted under the terms of the note receivable. The Company offset the balance of the note payable against the note receivable and then wrote-off the unpaid balance of $452,000.

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

         In April 1998, the Company brought an action in California against Mr. Dror for breach of the Agreement and sought recovery of all stock, warrants and debt due the Company. The Company obtained a judgement in the amount of $211,000 against the former Chairman in this litigation. In December 1997, Elk International Corporation, Limited ("Elk"), a stockholder of the Company, brought an action in Texas against the Company's current Chairman and an unrelated party, alleging certain misrepresentations during the merger discussions between XIT and the Company. In February 1999, Elk filed suit against the Company, the current Chairman and counsel to the Company in connection with a stop transfer placed by the Company on certain common shares then held by Elk. Elk is described in the litigation as a Bahamian corporation with an investment office in Galveston County, Texas. Mr. Dror stipulated in the litigation that he manages the affairs of Elk in the United States.

         On March 1, 1999, the parties entered into a settlement agreement which terminated all of the foregoing actions. Pursuant to the terms of the settlement agreement, the Company cancelled 750,000 options to purchase the Company's common stock formerly held by Elk and issued to Elk warrants to purchase 1,000,000 shares of the Company's restricted common stock. Additionally, the Company issued 100,000 shares of its restricted common stock to Elk and 25,000 shares each to two other parties to the settlement agreement. The Company also agreed to pay certain legal expenses, totaling $60,000, over a period of six months. The aggregated fair value of the settlement was approximately $130,000 and is reflected in the Company's consolidated financial statements for the period ended December 31, 1998.

         On December 23, 1999, Resonance Ltd. and Rana General Holding Ltd. sold all their shares of Series A Convertible Preferred Stock and the prorated portion of warrants applicable to the unconverted preferred shares. The purchasers of such shares and prorated stock warrants were Orbit II Partners, L. P., a limited partnership formed under the laws of Delaware, Samuel J. Oliva, Samuel G. Oliva and Carmine T. Oliva. Carmine T. Oliva is the Company's President and Chairman of the Board. Samuel J. Oliva and Samuel G. Oliva are relatives of Carmine T. Oliva. The conversion ratio of the preferred shares sold and outstanding was changed to a fixed factor whereby one share of preferred is convertible into 50,530 shares of common stock. Also, all the warrants issued in conjunction with the preferred stock (except those issued to the broker) were amended to reduce the exercise price to $0.25 per share and to extend the expiration date to December 22, 2002. These conversion and exercise terms were also applied to the remaining preferred stock and warrants applicable to the preferred stock that were not part of this exchange.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



SIGNATURE                        CAPACITY                                 DATE
---------                        --------                                 ----

/s/ Carmine T. Oliva             President, Chief Executive Officer    April 28, 2000
------------------------------   and Director
Carmine T. Oliva                 (Principal Executive Officer)


/s/ Laurence P. Finnegan, Jr.    Director                              April 28, 2000
------------------------------
Laurence P. Finnegan, Jr.


/s/ Robert B. Runyon             Director                              April 28, 2000
------------------------------
Robert B. Runyon


/s/ Randolph D. Foote            Chief Financial Officer               April 28, 2000
------------------------------   (Principal Accounting and
Randolph D. Foote                Financial Officer)
