Form 10-Q
period 2000-03-31
MICROTEL INTERNATIONAL INC
filed 2000-05-15
CIK 854852

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarter ended March 31, 2000 or
                      --------------

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 10, 2000, there were 18,493,602 shares of common stock outstanding.

                                 MICROTEL INTERNATIONAL, INC.

                                     INDEX TO FORM 10-Q

                                                                                     PAGE
                                                                                     ----
PART I -  FINANCIAL INFORMATION

          Item l.  Financial Statements

          Consolidated Condensed Balance Sheets
          March 31, 2000 and December 31, 1999                                           3

          Consolidated Condensed Statements of Operations
          Three Months Ended March 31, 2000 and l999                                     4

          Consolidated Condensed Statements of Cash Flows
          Three Months Ended March 31, 2000 and l999                                     5

          Notes to Consolidated Condensed Financial Statements                        6-12

          Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                  12-18

          Item 3.  Quantitative and Qualitative Disclosures About Market Risk           19

PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings                                                          19

    Item 2.  Changes in Securities and Use of Proceeds                                  19

    Item 3.  Defaults upon Senior Securities                                            19

    Item 4.  Submission of Matters to a Vote of Security Holders                        19

    Item 5.  Other Information                                                          19

    Item 6.  Exhibits and Reports on Form 8-K                                           19

Signatures                                                                              20

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                        MARCH 31,   DECEMBER 31,
                                                          2000          1999
                                                      ------------  ------------
Cash and cash equivalents                             $       635   $       481
Short-term investments                                      1,181            --
Accounts receivable - net                                   5,544         6,519
Inventories                                                 4,129         4,181
Other current assets                                          632           578
                                                      ------------  ------------
      Total current assets                                 12,121        11,759
Property, plant and equipment-net                           1,312         1,393
Goodwill-net                                                1,459         1,507
Investment in unconsolidated affiliate                         --         1,240
Other assets                                                  649           722
                                                      ------------  ------------
                                                      $    15,541   $    16,621
                                                      ============  ============
LIABILITIES, REDEEMABLE PREFERRED STOCK
AND STOCKHOLDERS' EQUITY
Notes payable                                         $     2,046   $     2,107
Current portion of long-term debt                           1,245         1,422
Accounts payable                                            4,124         4,771
Accrued expenses                                            2,595         2,985
                                                      ------------  ------------
      Total current liabilities                            10,010        11,285

Long-term debt, less current portion                          121           165
Other liabilities                                             722           782
                                                      ------------  ------------
      Total liabilities                                    10,853        12,232

Convertible redeemable preferred stock                        611           588

Stockholders' equity:
  Common stock                                                 61            60
  Additional paid-in capital                               23,817        23,726
  Accumulated deficit                                     (19,871)      (19,759)
  Accumulated comprehensive income (loss)                      70          (226)
                                                      ------------  ------------
      Total stockholders' equity                            4,077         3,801
                                                      ------------  ------------
                                                      $    15,541   $    16,621
                                                      ============  ============

See accompanying notes to consolidated condensed financial statements.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (in thousands, except per share amounts)


                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                          2000          1999
                                                      ------------  ------------
Net sales                                             $     6,486   $     7,510
Cost of sales                                               4,113         4,904
                                                      ------------  ------------
Gross profit                                                2,373         2,606

Operating expenses:
       Selling, general and administrative                  2,212         3,716
       Engineering and product development                    243           558
                                                      ------------  ------------

Loss from operations                                          (82)       (1,668)

Other income (expense)
       Interest expense                                       (96)         (119)
       Gain on sale of subsidiary                              --           331
       Equity in earnings of unconsolidated affiliates         --           536
       Other                                                   95           (47)
                                                      ------------  ------------

Loss before income taxes                                      (83)         (967)

Income taxes                                                    6             8
                                                      ------------  ------------

Net loss                                              $       (89)  $      (975)
                                                      ------------  ------------
Other comprehensive income (loss):
  Change in net unrealized gain on marketable
    securities                                                461            --

  Foreign currency translation adjustment                    (165)         (263)
                                                      ------------  ------------

Total comprehensive income (loss)                     $       207   $    (1,238)
                                                      ============  ============

Basic and diluted loss per share                      $     (0.01)  $     (0.07)
                                                      ============  ============

See accompanying notes to consolidated condensed financial statements.

                             MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                     2000          1999
                                                                                 ------------  ------------
                                                                                       (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                                $       (89)  $      (975)
         Adjustments to reconcile net loss to cash used in operating activities:
               Depreciation and amortization                                              32           136
               Amortization of intangibles                                                66            91
               Gain on sale of subsidiary                                                 --          (331)
               Gain on sale of fixed assets                                              (43)           --
               Equity in earnings of unconsolidated entities                              --          (536)
               Stock and warrants issued as compensation                                  --           781
               Other noncash items                                                        84           360
               Changes in operating assets and liabilities:
                     Accounts receivable                                                 975           687
                     Inventories                                                          52           (77)
                     Other assets                                                         56           (95)
                     Accounts payable and accrued expenses                            (1,097)         (192)
                                                                                 ------------  ------------
Cash provided by (used in) operating activities                                           36          (151)
                                                                                 ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Net purchases of property, plant and equipment                                   (6)           (8)
         Cash received for sale of DTS stock                                             520            --
         Proceeds from sale of fixed assets                                               43            --
         Cash collected on note receivable                                                --             9
                                                                                 ------------  ------------
Cash from  investing activities                                                          557             1
                                                                                 ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Net increase (decrease) in notes payable and long term debt                    (282)          202
         Proceeds from exercise of employee stock options                                  8            --
         Proceeds from sale of common stock                                               --             1
                                                                                 ------------  ------------
Cash provided by (used in) financing activities                                         (274)          203
                                                                                 ------------  ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                 (165)         (263)
                                                                                 ------------  ------------

NET INCREASE (DECREASE) IN CASH                                                          154          (210)

CASH AT BEGINNING OF PERIOD                                                              481           572
                                                                                 ------------  ------------

CASH AT END OF PERIOD                                                            $       635   $       362
                                                                                 ============  ============

See accompanying notes to consolidated condensed financial statements.

                          MICROTEL INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


WHEN USED IN THESE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, THE WORDS "MAY," "WILL," "EXPECT," "ANTICIPATE," "CONTINUE," "ESTIMATE," "PROJECT," "INTEND," "SHOULD," "BELIEVE" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 REGARDING EVENTS, CONDITIONS AND FINANCIAL TRENDS THAT MAY AFFECT THE COMPANY'S FUTURE PLANS OF OPERATIONS, BUSINESS STRATEGY, OPERATING COSTS AND FINANCIAL POSITION. SPECIFICALLY, FORWARD-LOOKING STATEMENTS ARE INCLUDED IN NOTE 4 HEREOF. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO RISKS AND UNCERTAINTIES AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY THAN THOSE INCLUDED WITHIN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION AND BUSINESS

                  MicroTel International, Inc. is an international telecommunications electronics company comprised of three wholly owned subsidiaries - CXR Telcom Corporation in Fremont, California, CXR, S.
         A. in Paris, France and XIT Corporation in Rancho Cucamonga, California. CXR Telcom Corporation and CXR, S. A. design, manufacture and market electronic telecommunications test instruments, wireless and wireline voice, data and video transmission and network access equipment. XIT Corporation designs, manufactures and markets information technology products, including input and display components, subsystem assemblies and power supplies. The Company operates out of facilities in the U. S., France, England and Japan.

                  The Company is organized into three segments - Instrumentation and Test Equipment, Components and Subsystem Assemblies, and Circuits. Through the sale of various subsidiaries in 1998 and 1999, the Company has divested a majority of its circuits operations.

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

                          MICROTEL INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  The unaudited consolidated condensed financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of March 31, 2000 and December 31, 1999 and the results of operations and cash flows for the related interim periods ended March 31, 2000 and 1999. However, these results are not necessarily indicative of results for any other interim period or for the year. It is suggested that the accompanying consolidated condensed financial statements be read in conjunction with the Company's Consolidated Financial Statements included in its 1999 Annual Report on Form 10-K.


(2)      LOSS PER SHARE

                  The following table illustrates the computation of basic and diluted loss per share:

                                                    THREE MONTHS    THREE MONTHS
                                                        ENDED           ENDED
                                                      MARCH 31,       MARCH 31,
                                                        2000            1999
                                                    ------------    ------------
         NUMERATOR:
         Net loss                                   $   (89,000)    $  (975,000)
         Less: accretion of the excess of the
         redemption value over the carrying
         value of redeemable preferred stock        $   (23,000)        (56,000)
                                                    ------------    ------------

         Loss attributable to common stockholders      (112,000)     (1,031,000)

         DENOMINATOR:
         Weighted average number of common shares
         outstanding during the period               18,174,000      14,766,000
                                                    ------------    ------------

         Basic and diluted loss per share           $     (.006)    $     (.070)
                                                    ============    ============

                  The computation of diluted loss per share excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants because their effect was antidilutive due to losses incurred by the Company.

                          MICROTEL INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


(3)      INVENTORIES
                  Inventories consist of the following.

                                            March 31, 2000     December 31, 1999
                                           -----------------   -----------------
           Raw materials                   $      1,644,000    $      1,728,000
           Work-in-process                          962,000           1,199,000
           Finished goods                         1,523,000           1,254,000
                                           -----------------   -----------------
                                           $      4,129,000    $      4,181,000
                                           =================   =================


(4)      LITIGATION

                  The Company and its subsidiaries from time to time become involved in legal proceedings, claims and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist. Therefore, it is possible the outcome of such legal proceedings, claims and litigation could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period. However, based on facts currently available, management believes such matters will not have a material adverse affect on the Company's consolidated financial position, results of operations or cash flows.


(5)      DISPOSITION OF A BUSINESS

                  On January 7, 2000, the Company sold all of its interest in the common stock in Digital Transmission Systems, Inc. ("DTS") to Wi-LAN, Inc. ("Wi-LAN"), a company based in Alberta, Canada in exchange for $520,000 and 28,340 shares of Wi-LAN common stock. Wi-LAN is a publicly traded company on the Toronto Exchange. The Wi-LAN common stock had a market value of $720,000 on the date of the transaction. The Company is restricted from selling the Wi-LAN stock until July 7, 2000 due to Toronto exchange rules that restrict sales of stock obtained in an acquisition related transaction. As of March 31, 2000 the value of the Company's Wi-Lan shares had increased in value by $461,000 to $1,181,000. The increase in value has been reflected in the carrying value of the investment and the other comprehensive income or loss line of the equity section in the balance sheet. The Wi-LAN investment is shown in the current asset section of the balance sheet as short-term investments.

                          MICROTEL INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


(6)      WARRANT EXCHANGE OFFER

                  During the first quarter of 2000, the Company offered to holders of warrants with an exercise price of one dollar or more and ranging as high as $3.79 the opportunity to exchange their warrants with new warrants for one half the number of shares at one half the exercise price of the original warrants. Neither the expiration dates, nor any other terms of the warrants, were changed as a result of this offer. The offer was available to all warrant holders with exercise prices of one dollar or more including Carmine T. Oliva, the Company's President and Chairman of the Board, and the two other directors. The primary reason for the offer was to reduce the quantity of shares allocated to warrants so that the Company would have sufficient authorized stock for its needs until an increase in the authorized stock could be voted on by the stockholders as part of the year 2000 Annual Meeting of Stockholders.

                  The offers and acceptances were finalized by April 10, 2000. Shares represented by warrants were reduced by 1,787,000 shares and this reduction would serve to reduce the dilution of future earnings per share since fewer shares could be outstanding. An $87,000 expense was recorded in the first quarter of 2000 for the difference in fair value of the new warrants as compared to previous warrants at the date of acceptance.

                          MICROTEL INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


(7)      REPORTABLE SEGMENTS

                  The Company has three reportable segments: Instrumentation and Test Equipment, Components and Subsystem Assemblies, and Circuits. The Instrumentation and Test Equipment segment operates principally in the U.S. and European markets and designs, manufactures and distributes telecommunications test instruments and voice and data transmission and networking equipment. The Components and Subsystems Assemblies segment operates in the U.S., European and Asian markets and designs, manufactures and markets information technology products, including input and display components, subsystem assemblies, and power supplies. The Company has disposed of the majority of its Circuits segment business operations and has only one such operation that is material.

                  The Company evaluates performance based upon profit or loss from operations before income taxes exclusive of nonrecurring gains and losses. The Company accounts for intersegment sales at prices negotiated between the individual segments.

                  The Company's reportable segments are comprised of operating entities offering the same or similar products to similar customers. Each segment is managed separately because each business has different customers, design, manufacturing and marketing strategies.

                  There were no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the amounts disclosed in the Company's consolidated financial statements included in its 1999 Annual Report on Form 10-K.

                  Selected financial data for each of the Company's operating segments is shown below.

                                                    THREE MONTHS    THREE MONTHS
                                                        ENDED           ENDED
                                                      MARCH 31,       MARCH 31,
                                                        2000            1999
                                                    ------------    ------------
                  SALES TO EXTERNAL CUSTOMERS:
                        Instruments                 $ 3,553,000     $ 3,708,000
                        Components                    2,264,000       2,918,000
                        Circuits                        669,000         884,000
                                                    ------------    ------------
                                                    $ 6,486,000     $ 7,510,000
                                                    ============    ============
                  INTERSEGMENT SALES:
                        Instruments                 $        --     $        --
                        Components                       73,000          60,000
                        Circuits                             --         181,000
                                                    ------------    ------------
                                                    $    73,000     $   241,000
                                                    ============    ============

                          MICROTEL INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


(7)      REPORTABLE SEGMENTS (CONTINUED)

                                                    THREE MONTHS    THREE MONTHS
                                                        ENDED           ENDED
                                                      MARCH 31,       MARCH 31,
                                                        2000            1999
                                                    ------------    ------------
                  SEGMENT PRETAX PROFITS
                        Instruments                 $   (95,000)    $  (781,000)
                        Components                      467,000         512,000
                        Circuits                       (111,000)       (387,000)
                                                    ------------    ------------
                                                    $   261,000     $  (656,000)
                                                    ============    ============


                                                      MARCH 31,       MARCH 31,
                                                        2000            1999
                                                    ------------    ------------
                  SEGMENT ASSETS
                        Instruments                 $ 7,113,000     $ 9,439,000
                        Components                    5,127,000       7,133,000
                        Circuits                      1,457,000       2,421,000
                                                    ------------    ------------
                                                    $13,697,000     $18,993,000
                                                    ============    ============

                  The following is a reconciliation of the reportable segment loss and assets to the Company's consolidated totals.


                                                    THREE MONTHS    THREE MONTHS
                                                        ENDED           ENDED
                                                      MARCH 31,       MARCH 31,
                                                        2000            1999
                                                    ------------    ------------
       Total income (loss) for reportable segments $ 261,000 $ (656,000) Unallocated amounts:
         Gain on sale of assets of subsidiary                --         331,000
         Equity in earnings of unconsolidated
           affiliates                                        --         540,000
         Unallocated general corporate expenses        (344,000)     (1,182,000)
                                                    ------------    ------------
        Consolidated loss before income taxes       $   (83,000)    $  (967,000)
                                                    ============    ============



                                                      MARCH 31,       MARCH 31,
                                                        2000            1999
                                                    ------------    ------------
       Assets
       ------
           Total assets for reportable segments     $13,697,000     $18,993,000
           Other assets                               1,844,000       2,584,000
                                                    ------------    ------------
        Total consolidated assets                   $15,541,000     $21,577,000
                                                    ============    ============

                          MICROTEL INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


(8)      SUBSEQUENT EVENT

                  On April 17, 2000, the Company finalized its acquisition of Belix Company, Ltd., ("Belix") including its two subsidiaries. The Company purchased the capital stock of Belix for $790,000 cash, assumption of debt of Belix of $575,000 and an earn-out for the former stockholders based on future sales. Belix is located in England, U. K. and is in the business of manufacturing power supplies for various applications. It will be integrated into the Company's existing power supply producer, XCEL Power Systems, Ltd. A charge for severance and other consolidation costs will likely be incurred in the second quarter. Belix' tangible assets consist primarily of accounts receivable, inventories and fixed assets.




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


RESULTS OF OPERATIONS

NET SALES

         Consolidated net sales for the first quarter of 2000 decreased by approximately $1,024,000 or 13.6% compared with the same period in the prior year. This decrease in sales was primarily comprised of:

         o        The sale of the Company's HyComp, Inc. ("HyComp") subsidiary.

         o A reduction in the sales of the Company's U. K. based component business.

         The table below sets forth the composition of consolidated net sales by business segment, separately identifying the operations of HyComp for the three months ended March 31, 2000 and 1999.
                                                       VARIANCE
                           MARCH 31,     MARCH 31,     INCREASE/
                             2000          1999       (DECREASE)
Segment                           (DOLLARS IN THOUSANDS)             PERCENT
-------                  ------------  ------------  ------------  ------------
Instruments              $     3,553   $     3,708   $      (155)        (4.2)%
Components                     2,264         2,918          (654)       (22.4)%
Circuits                         669           428           241         56.3%
HyComp (sold 3/31/99)             --           456          (456)      (100.0)%
                         ------------  ------------  ------------  ------------
Total Sales              $     6,486   $     7,510   $    (1,024)       (13.6)%
                         ============  ============  ============  ============

         Instrument sales were down slightly by 4.2% in the first quarter of 2000 compared to the first quarter of 1999. Management believes this decrease was partially due to reduced orders of test equipment by U. S. telecom customers in late 1999 due to Y2K concerns which was a one time non recurring event. Orders for test equipment have since improved beyond expectation. The reduction in test equipment sales was offset by improved sales of transmission products. The increase in U. S. transmission sales was the result of major product qualification efforts in the latter half of 1999 which had been underway for almost a year with Pacific Bell and GTE. Sales of transmission and modem equipment from the Company's facility in France in the current quarter were slightly below the first quarter of 1999 due to lower than usual sales in January. This was expected as the sales for this facility in December 1999 were unusually high which had the affect of shifting sales that would otherwise have normally been shipped in January into December.

         Component sales declined 22.4% to $2,264,000 in the first quarter of 2000 from $2,918,000 in the first quarter of 1999. The U. S. component operation incurred a 9% sales decrease in the current quarter compared to the first quarter of 1999 due to a decrease in switch sales. The majority of the sales decline in this segment is due to a short term delay in the release of production for certain contracts at the Company's U. K. facility for power supplies. This resulted in a 28.5% sales decrease in the first quarter of 2000 from the first quarter of 1999 for the U. K. facility.

         Excluding the effect of HyComp, Inc., which was sold March 31, 1999, sales for the Circuit sector increased 56.3% to $669,000 in the current quarter from $428,000 in the first quarter of 1999. The increase in sales was the result of a successful effort to replace the Circuit segment's sales to other facilities of the Company with sales to unrelated third parties at higher prices. Unit sales were up 4% in the first quarter of 2000 from the comparable prior year period.

GROSS PROFIT

         The composition of consolidated gross profit by business segment and the percentages of related net sales are as follows for the three months ended March 31, 2000 and 1999.

                                  MARCH 31,                  MARCH 31,
                                    2000                       1999
                                    ----                       ----
Segment                                  (DOLLARS IN THOUSANDS)
-------
Instruments and
  Test Equip.            $     1,351          38.0%  $     1,452         39.2%
Components                       947          41.8%        1,083         37.1%
Circuits                          75          11.2%          (68)       (15.8)%
HyComp (sold 3/31/99)             --          --             139         30.5%
                         ------------                ------------
Total Gross Profit       $     2,373          36.6%  $     2,606         34.7%
                         ============                ============

         Gross profit for the Instrumentation and Test Equipment segment declined slightly in the current quarter compared to the prior year period. The
U. S. facility reduced its manufacturing costs considerably and with a slightly reduced sales level was able to increase its gross margin to 39% of sales in the first quarter of 2000 as compared to 32.8% of sales in the first quarter of 1999 due to reducing headcount, subletting part of its facility and reorganizing. This improvement in margin was more than offset with a reduction in margin at the French facility to 37% of sales in the current period from 42.9% of sales in the prior year period. The French facility's margin was reduced because of the lower exchange rate of the Euro and French Franc to the U. S. dollar, causing their importation of manufacturing components and resale items from the U. S. to be more costly in their local currency and thereby reducing the margins.

         Overall, the components segment was able to increase its gross profit margin to 41.8% of sales in the current quarter from 37.1% of sales in the first quarter of last year even though sales declined for this segment by 22.4% for the same comparison periods. Although the gross margin increased as a percentage of sales, the gross margin declined to $947,000 in the first quarter of 2000 from $1,083,000 in the first quarter of 1999. The U. S. facility has produced a substantial increase in its margin performance for the current period by increasing its gross margin percentage of sales to 57.3% in the current quarter from 43% in the comparable prior year quarter. This improvement was accomplished by support personnel reductions and moving from the Ontario, California facility to the smaller and more efficient Rancho Cucamonga, California facility. The improvement of the gross margin in the U. S. facility was offset by the reduction in gross margin in the U. K. facility in actual and percentage terms because of the reduction in volume causing less absorption of overhead due to the temporary delay in the placement of production releases for previously awarded contracts.

         Excluding the effect of HyComp, Inc., which was sold March 31, 1999, the gross margin for the circuits segment improved to $75,000, or 11.2% of sales in the first quarter of 2000 from a negative $68,000, or a negative 15.8% of sales in the first quarter of 1999. This improvement was accomplished by reducing personnel and making higher unit priced sales as well as a slight increase in unit volume.

OPERATING EXPENSES

         Operating expenses for the three months ended March 31, 2000 and 1999 were comprised of the following:

                                                      MARCH 31,       MARCH 31,
                                                        2000            1999
                                                    ------------    ------------
Commissions                                         $       205     $       250
Other selling                                               745             937
                                                    ------------    ------------
Total selling expense                                       950           1,187
General & administrative expense                          1,262           2,529
                                                    ------------    ------------
Total selling, general & administrative             $     2,212     $     3,716
                                                    ============    ============
Engineering & product development                   $       243     $       558
                                                    ============    ============

         Total selling expense as a percentage of net sales decrease to 14.6% from 15.8% for the three months ended March 31, 2000 and 1999, respectively, primarily due to cost reductions at CXR Telcom in Fremont, California. Commissions as a percentage of net sales remained relatively stable at 3.2 % in the first quarter of 2000 and 3.3% in the first quarter of 1999.

         General and Administrative Expenses ("G&A") declined to $1,262,000 or 19.5% of net sales in the current quarter from $2,529,000 or 33.7% of net sales in the first quarter of 1999. After adjusting for $715,000 of non-recurring charges in the first quarter of 1999, G&A expenses have been reduced by $552,000 or 30.4% in the current quarter from the prior year quarter. The Company reduced G&A expenses dramatically by transferring the administrative functions of CXR Telcom to the corporate office in May 1999 and did so with a reduced corporate staff. Additional savings in G&A were achieved through closely monitoring and reducing such expenses at the divisional level and the corporate level.

         Engineering and product development costs were incurred by the Instrumentation and Test Equipment segment in the first quarters of 2000 and 1999. In the first quarter of 1999, $32,000 of such expenses were recorded in the Circuits segment by HyComp, Inc. which was sold March 31, 1999. Engineering and product development costs were $243,000 or 3.7% of net sales in the current quarter which is a $315,000 reduction from the $558,000 or 7.4% of net sales recorded for the first quarter of 1999. The reduction is primarily due to the elimination of the CXR Telcom engineering effort in Fremont, California and the consolidation of such engineering efforts in the St. Charles, Illinois facility. This reorganization has reduced costs and improved the efficiency of the product development process. The engineering and product development costs will focus on the Instrumentation and Test Equipment segment and will focus on bringing new products to the market in order to improve the Company's competitive position in this segment.

OTHER INCOME AND EXPENSE

         In January 2000, the Company sold all of its interest in digital Transmission Systems, Inc. ("DTS") to Wi-LAN, Inc. of Alberta, Canada in exchange for $520,000 and 28,340 shares of Wi-LAN, Inc. common stock, which is traded on the Toronto, Ontario stock exchange. The market value of the acquired common stock of Wi-LAN, Inc. was approximately $720,000 on the date of the transaction. The Company's decision to sell the DTS stock was due to (1) the investment in DTS not providing expected benefits and (2) the Company's need to increase liquidity and working capital.

         In the first quarter of 1999, the Company recorded $536,000 of equity in earnings for DTS and $331,000 gain on the sale of HyComp. No expenses or income related to either DTS or HyComp were incurred in the first quarter of 2000 and none are expected to be incurred in the future. Interest expense was reduced to $96,000 in the current period from $119,000 in the prior year due to lower average loan balances. Income taxes are not material due to U. S. loss carryforwards.

SUBSEQUENT EVENT

         On April 17, 2000, the Company finalized its acquisition of Belix Company, Ltd., ("Belix") including its two subsidiaries. The Company purchased the capital stock of Belix for $790,000 cash, assumption of debt of Belix of $575,000 and an earn-out for the former stockholders based on future sales. Belix is located in England, U. K. and is in the business of manufacturing power supplies for various applications. It will be integrated into the Company's existing power supply producer, XCEL Power Systems, Ltd. Belix' tangible assets consist primarily of accounts receivable, inventories and fixed assets. A charge for severance and other consolidation costs will likely be recorded in the second quarter of 2000.


LIQUIDITY AND CAPITAL RESOURCES

         Cash of $36,000 was generated from operations during the first quarter of 2000 as compared to a cash usage from operations of $151,000 in the first quarter of 1999. The primary source of cash from operations was the collection of receivables which reduced the balance of receivables to $5,544,000 as of March 31, 2000 as compared to $6,519,000 as of December 31, 1999. The primary usage of cash from operations was the reduction in accounts payable by $647,000 in the first quarter of 2000. The Company generated net cash of $154,000 for the first quarter of 2000 compared to a net cash usage of $210,000 in the first quarter of prior year. The Company received $520,000 cash from the sale of its DTS stock which was primarily used to pay down debt. Cash used to reduce debt was $282,000 in the first quarter of 2000.

         On January 7, 2000, the Company sold all of its interest in the common stock of Digital Transmission Systems, Inc. ("DTS") to Wi-LAN, Inc., a public company based in Alberta, Canada. As consideration, the Company received $520,000 in cash and 28,340 shares of Wi-LAN common stock valued at approximately $720,000 at the time of the transaction. The Company used the cash to pay down debt. In conjunction with the transaction, the Company's lender, Congress Financial Corporation ("Congress"), agreed to waive certain defaults of the loan agreement relating to a $350,000 overdraft the Company was required to pay down by September 22, 1999 and eliminated the requirement of a $350,000 target reserve. The target reserve was a funding requirement to pay down the principal of the term loan by $350,000 in addition to the regular monthly principal payments secured by the Wi-LAN stock.

         Due to rules of the Toronto Stock exchange, where Wi-LAN, Inc. stock trades, the Company is prohibited from selling its interest in the Wi-LAN, Inc. stock for six months after acquisition because the stock was acquired in a transaction related to the sale or purchase of a company. However, the Company's lender did increase the Company's borrowing availability by $400,000 on February 29, 2000 by providing an authorized overdraft.

         The financing facility provided by Congress expires on June 23, 2000. Congress has informed management that it will not renew the loans and such loans will be due and payable on that day. The Company is actively pursuing replacement financing and has already received one proposal from a prospective lender and expects other additional proposals. If the Company is unable to secure alternative financing by the date of the expiration of the Congress financing facility, the Company may not be able to continue its domestic operations.

         The Company continues to suffer from a shortage of cash. However, with the recent efforts in cost cutting, reorganizing in the Instrument and Test Equipment segment, the improvement in recent orders and improved operating performance and cash flows, management believes the Company's cash situation, though serious, has improved substantially since the fourth quarter of 1999.

LEGAL PROCEEDINGS
-----------------

         There are no material legal proceedings pending against the Company (see Note 4 to the Consolidated Condensed Financial Statements included elsewhere herein).

YEAR 2000
---------

         To date, the Company experienced no material effects related to computer operations and the arrival of the year 2000 as of the date of this report. Management does not expect any disruptions due to the year 2000 as management believes all its current systems are year 2000 compliant.

EFFECTS OF INFLATION
--------------------

         The impact of inflation and changing prices has not been significant on the financial condition or results of operations of either the Company or its various operating subsidiaries.

EURO CONVERSION
---------------

         The Company has operating subsidiaries located in France and the U.K. with combined net sales from these operations approximating 48% of total Company net sales for the first quarter of 2000. Net sales from the French subsidiary participating in the Euro conversion were 34% of the Company's net sales for the first quarter of 2000. The Company continues to review the impact of the Euro conversion on its operations.

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

OUTLOOK FOR THE COMPANY

         The Company's overall strategy is to expand its Instrumentation and Test Equipment segment through the acquisition and/or development of new products, product lines and/or separate operating companies. Concurrently, the Company continues to evaluate existing lower-margin or loss operations elsewhere throughout the Company, with a view toward divestment so as to redirect capital to the higher margin Instrumentation and Test Equipment segment. In addition, the Company will continue to seek to maximize short to intermediate term profitability on existing maturing product lines in all segments through price increases and lower operating costs. The Company has completed its transfer of production of its U. S. transmission and modem product lines from its CXR Telcom Fremont facility to its French subsidiary, CXR, S. A. This transfer will improve the manufacturing efficiency and sales effort of these product lines as they will now be centralized in one location.

         CXR Telcom has released a new universal ADSL/xDSL facility test set incorporating IEEE 23 tone test technique that should result in a significant increase in the sales of its 704A universal test set. Also, CXR, S. A. has introduced in Europe its new high speed mSDSL multirate modem. This new Fastline 2000 modem varies its transmission rate to provide maximum performance over single pair copper wires. In the Component segment, XIT's Digitran Division has achieved recertification by the U. S. government's Defense Supply center to manufacture the Digitran patented family of Binary Coded Digital switches for the government's Qualified Parts List. In April 2000, CXR Telcom received a contract from the Federal Aviation Agency for the Halcyon 704A-400 combination test unit that is expected to provide $8,000,000 in revenue over a three year period.

         The Company's XCEL Power Systems, Ltd. ("XPS") in the U. K. acquired Belix, Ltd. ("Belix") on April 17, 2000. Belix manufactures power supplies as does XPS. The combined entity is expected to double its sales compared to its sales before the acquisition. Belix is expected to be profitable in its first year as part of the Company's U. K. operations.

         In the U. S. Instrumentation and Test Equipment segment, the recent completion of mergers of various Regional Bell Operating Companies is beginning to produce new opportunities. The consolidation of Southwest Bell and Pacific Bell is now complete and release of equipment purchases has once again returned to traditional levels. Although the NYNEX and Bell Atlantic merger had initially created some uncertainty and delayed capital equipment purchases, this merger, now complete, has afforded the Company the opportunity to provide the combined entity with the Company's newer test equipment products. Domestic sales of transmission products have expanded with the introduction of Remote Access Server products for Internet applications as well as for other transmission products for billing and voice mail applications which are currently being sold to SBC Communications, GTE and others. Additionally, in-house efforts are being directed toward developing software that will allow the recently acquired test equipment products to be marketed in both Europe and Latin America.

         The Company expects its profit and cash flow to continue to improve in subsequent quarters of 2000.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         None


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         No material new developments. See Note 4 - Litigation in the accompanying unaudited consolidated condensed financial statements.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              Exhibit 27 - Unaudited Financial Data Schedule for the three months ended March 31, 2000.

         (b)  Reports on Form 8-K:

              None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MicroTel International, Inc.


May 15, 2000                       /S/ Carmine T. Oliva
                                   --------------------------------------------
                                   Carmine T. Oliva
                                   Chief Executive Officer
                                   (Principal Executive Officer)


                                   /S/ Randolph D. Foote
                                   --------------------------------------------
                                   Randolph D. Foote
                                   Chief Financial Officer
                                   (Principal Accounting and Financial Officer)