Form 10-Q
period 2000-06-30
MICROTEL INTERNATIONAL INC
filed 2000-08-14
CIK 854852

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarter ended June 30, 2000 or
                      -------------

( ) Transition report pursuant to Section l3 or l5(d) of the Securities Exchange Act of l934

For the transition period N/A
                         ----

Commission file Number 1-10346
                      --------

              MICROTEL INTERNATIONAL, INC.
------------------------------------------------------
(Exact name of registrant as specified in its charter)

         Delaware                                                77-0226211
-------------------------------                              ----------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

9485 Haven Avenue, Ste. 100, Rancho Cucamonga, CA 91730
-------------------------------------------------------
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number                                    (909) 297-2699

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class                               Name of each exchange
--------------------------------                        on which registered
                                                        ---------------------
Common Stock $.0033 par value                                  None
--------------------------------------------------------------------------------
Securities registered pursuant to Section 12 (g) of the Act:

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

As of August 8, 2000, there were 20,509,549 shares of common stock outstanding.

                          MICROTEL INTERNATIONAL, INC.

                               INDEX TO FORM 10-Q

                                                                                  PAGE
                                                                                  ----
PART I - FINANCIAL INFORMATION

        Item l. Financial Statements

        Consolidated Condensed Balance Sheets
        June 30, 2000 and December 31, 1999                                          3

        Consolidated Condensed Statements of Operations
        Three and Six Months Ended June 30, 2000 and l999                            4

        Consolidated Condensed Statements of Cash Flows
        Six Months Ended June 30, 2000 and l999                                      5

        Notes to Consolidated Condensed Financial Statements                      7-13

        Item 2.  Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                                14-23

        Item 3.  Quantitative and Qualitative Disclosures About Market Risk         23

PART II - OTHER INFORMATION

   Item 1. Legal Proceedings                                                        23

   Item 2. Changes in Securities                                                    23

   Item 3. Defaults upon Senior Securities                                          23

   Item 4. Submission of Matters to a Vote of Security Holders                      23

   Item 5. Other Information                                                        24

   Item 6. Exhibits and Reports on Form 8-K                                         24

Signatures                                                                          25


                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                               JUNE 30,       DECEMBER 31,
ASSETS                                           2000             1999
                                               --------       ------------

  Cash and cash equivalents                    $    391         $    481
   Short-term investments                           799               --
  Accounts receivable, net                        6,256            6,519
  Inventories                                     4,941            4,181
  Other current assets                            1,274              578
                                               --------         --------
     Total current assets                        13,661           11,759

Property, plant and equipment-net                 1,378            1,393
Goodwill, net                                     3,123            1,507
Investment in unconsolidated affiliates              --            1,240
Other assets                                        492              722
                                               --------         --------
                                               $ 18,654         $ 16,621
                                               ========         ========

LIABILITIES, REDEEMABLE PREFERRED STOCK
AND STOCKHOLDERS' EQUITY
Notes payable                                  $  3,125         $  2,107
Current portion of long-term debt                 1,509            1,422
Accounts payable                                  5,263            4,771
Accrued expenses                                  2,867            2,985
                                               --------         --------
     Total current liabilities                   12,764           11,285

Long-term debt, less current portion                766              165
Other liabilities                                   652              782
                                               --------         --------
     Total liabilities                           14,182           12,232

Convertible redeemable preferred stock              253              588


Stockholders' equity:
  Common stock                                       68               60
  Additional paid-in capital                     24,302           23,726
  Accumulated deficit                           (19,785)         (19,759)
  Accumulated comprehensive loss                   (366)            (226)
                                               --------         --------

     Total stockholders' equity                   4,219            3,801
                                               --------         --------
                                               $ 18,654         $ 16,621
                                               ========         ========

See accompanying notes to consolidated condensed financial statements.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                      JUNE 30,                         JUNE 30,
                                                               2000            1999              2000            1999
                                                             --------         --------         --------         --------
                                                                        (in thousands, except per share amounts)

Net sales                                                    $  7,512         $  6,801         $ 13,998         $ 14,311
Cost of sales                                                   4,698            4,411            8,811            9,314
                                                             --------         --------         --------         --------
Gross profit                                                    2,814            2,390            5,187            4,997


Operating expenses:
      Selling, general and administrative                       2,459            2,890            4,671            6,607
      Engineering and product development                         253              477              496            1,035
                                                             --------         --------         --------         --------


Income (loss) from operations                                     102             (977)              20           (2,645)


Other income (expense)
      Interest expense                                            (99)             (83)            (195)            (202)
      Gain on sale of subsidiary                                   --               --               --              331
      Equity in earnings of unconsolidated affiliates              --              191               --              727
      Other                                                       110              (40)             205              (87)
                                                             --------         --------         --------         --------


Income (loss) before income taxes                                 113             (909)              30           (1,876)


Income tax expense                                                  4                5               10               13
                                                             --------         --------         --------         --------

Net income (loss)                                                 109             (914)              20           (1,889)

Other comprehensive gain (loss)
  Changes in unrealized gain on marketable securities            (382)              --               78               --
  Foreign currency translation adjustment                         (51)            (161)            (217)            (424)
                                                             --------         --------         --------         --------

Total comprehensive loss                                     $   (324)        $ (1,075)        $   (119)        $ (2,313)
                                                             ========         ========         ========         ========

Basic earnings (loss) per share                              $  0.005         $ (0.054)        $ (0.001)        $ (0.123)
                                                             ========         ========         ========         ========
Diluted earnings (loss) per share                            $  0.004         $ (0.054)        $ (0.001)        $ (0.123)
                                                             ========         ========         ========         ========


See accompanying notes to consolidated condensed financial statements.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                                    2000            1999
                                                                                   -------         -------
                                                                                         (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                                           $    20         $(1,889)
       Adjustments to reconcile net income (loss) to cash provided by (used
       in) operating activities:
             Depreciation and amortization                                             206             240
             Amortization of intangibles                                               169             173
             Gain on the sale of fixed assets                                          (43)             --
             Gain on sale of subsidiary                                                 --            (331)
             Equity in earnings of unconsolidated entities                              --            (727)
             Stock and warrants issued as compensation                                 130           1,219
             Other noncash items                                                       221             463
             Changes in operating assets and liabilities:
                  Accounts receivable                                                  987           1,576
                  Inventories                                                          (19)            626
                  Other assets                                                        (185)             59
                  Accounts payable and accrued expenses                             (2,245)         (1,081)
                                                                                   -------         -------
Cash provided by (used in) operating activities                                       (759)            328
                                                                                   -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Net purchases of property, plant and equipment                                   (9)            (52)
       Proceeds from sale of fixed assets                                               43              --
       Proceeds from the sale of DTS stock                                             520              --
       Proceeds from sale of subsidiary                                                 --             750
       Investment in Belix Ltd. companies                                             (592)             --
       Cash received from note receivable                                               --               9
                                                                                   -------         -------
Cash provided by (used in) investing activities                                        (38)            707
                                                                                   -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net proceeds (repayments) of notes payable and long term debt                   852          (1,063)
       Proceeds from exercise of warrants and employee stock options                    73              --
       Proceeds from sale of common stock                                               --               2
                                                                                   -------         -------
Cash provided by (used in) financing activities                                        925          (1,061)
                                                                                   -------         -------

EFFECT OF  EXCHANGE RATE CHANGES ON CASH                                              (218)           (424)
                                                                                   -------         -------



NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (90)           (450)
                                                                                  --------        --------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       481             572
                                                                                  --------        --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $   391        $    122
                                                                                   ========       ========


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

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  MicroTel International, Inc. is an international telecommunications electronics company comprised of three wholly owned subsidiaries - CXR Telcom Corporation in Fremont, California, CXR, S.
         A. in Paris, France and XIT Corporation in Rancho Cucamonga, California. CXR Telcom Corporation and CXR, S. A. design, manufacture and market electronic telecommunications test instruments, wireless and wireline voice, data and video transmission and network access equipment. XIT Corporation designs, manufactures and markets information technology products, including input and display components, subsystem assemblies and power supplies. The Company operates out of facilities in the United States, France, England and Japan.

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

                                   MICROTEL INTERNATIONAL, INC.

                        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  The unaudited consolidated condensed financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of June 30, 2000 and the results of operations and cash flows for the related interim periods ended June 30, 2000 and 1999. However, these results are not necessarily indicative of results for any other interim period or for the year. It is suggested that the accompanying consolidated condensed financial statements be read in conjunction with the Company's Consolidated Financial Statements included in its 1999 Annual Report on Form 10-K.

(2)      EARNINGS (LOSS) PER SHARE

                  The following table illustrates the computation of basic and diluted loss per share (in thousands, except per share amounts):

                                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                JUNE 30,                          JUNE 30,
                                                      ------------------------         -------------------------
                                                        2000            1999             2000             1999
                                                      --------        --------         --------         --------
         NUMERATOR:
         Net income (loss)                            $    109        $   (914)        $     20         $ (1,889)

         Less: accretion of the excess of the
         redemption value over the carrying
         value of redeemable preferred stock                23             (11)              46               45
                                                      --------        --------         --------         --------
         Income (loss) attributable to common
         stockholders                                       86            (903)             (26)          (1,934)

         DENOMINATOR:
         Weighted average number of common
         shares outstanding during the period           18,712          16,594           18,443           15,685

         Incremental shares from assumed
         conversions of  warrants, options and
         preferred stock                                 2,076              --               --               --
                                                      --------        --------         --------         --------
         Adjusted weighted average shares               20,788          16,594           18,443           15,685

         Basic  loss per share                        $   .005        $  (.054)        $  (.001)        $  (.123)
                                                      ========        ========         ========         ========

         Diluted loss per share                       $   .004        $  (.054)        $  (.001)        $  (.123)
                                                      ========        ========         ========         ========


                          MICROTEL INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                  The computation of diluted loss per share for the six month period ended June 30, 2000 and the six and three month period ended June 30, 1999 excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants because their effect was antidilutive due to losses incurred by the Company or such instruments had exercise prices greater than the average market price of the common shares during the periods presented.

(3)      INVENTORIES

               Inventories consist of the following.

                                             June 30, 2000             December 31, 1999
                                             -------------             -----------------
Raw materials                              $    1,684,000               $    1,728,000
Work-in-process                                 1,558,000                    1,199,000
Finished goods                                  1,699,000                    1,254,000
                                           ------------------           --------------
                                           $    4,941,000               $    4,181,000
                                           ==================           ==============


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


(5)      ACQUISITION AND DISPOSITION OF BUSINESSES

                  On January 7, 2000, the Company sold all of its interest in the common stock in Digital Transmission Systems, Inc. ("DTS") to Wi-LAN, Inc. ("Wi-LAN"), a company based in Alberta, Canada in exchange for $520,000 and 28,340 shares of Wi-LAN common stock. Wi-LAN is a publicly traded company on the Toronto Exchange. The Wi-LAN common stock had a market value of $720,000 on the date of the transaction. The Company was restricted from selling the Wi-LAN stock until July 7, 2000 due to Toronto exchange rules that restrict sales of stock obtained in an acquisition related transaction. As of June 30, 2000 the value of the Company's Wi-Lan shares had increased in value by $79,000 to $799,000. The increase in

                          MICROTEL INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(5)      ACQUISITION AND DISPOSITION OF BUSINESSES (CONTINUED)

         value has been reflected in the carrying value of the investment and the other comprehensive income or loss line of the equity section in the balance sheet. Accordingly, the Wi-LAN investment is shown in the current asset section of the balance sheet as short-term investments.

         On July 7, 2000, the Company sold all its shares of Wi-LAN common stock for net proceeds of $917,000. The sale resulted in a gain of approximately $197,000 which will be included in the Company's results of operations in the third quarter of 2000.

                  On April 17, 2000, the Company finalized its acquisition of Belix Company, Ltd., ("Belix") including its two subsidiaries. The Company purchased the capital stock of Belix for $790,000 cash and an earn-out for the former stockholders based on sales. The Company has recorded an estimated earn-out accrual of approximately $440,000. In adition, the Company has recorded an additional accrual of approximately $360,000 for certain severance and relocation costs related to Belix. The company has included accruals in the calculation of the cost of the acquisition. Belix is located in England, U. K. and is in the business of manufacturing power supplies for various applications. It will be integrated into the Company's existing power supply producer, XCEL Power Systems, Ltd. Belix' assets consist mostly of accounts receivable, inventories and fixed assets. All dollar amounts indicated in this paragraph are derived from the conversion of British pounds into U. S. dollars at the conversion rate in effect at the time of the acquisition.

(6)      CONVERSION OF PREFERRED STOCK

                  During the three months ended June 30, 2000, certain holders of convertible redeemable preferred stock converted 34.5 shares of preferred stock into 1,743,285 shares of common stock. The same holders also exercised warrants to purchase 172,500 shares of common stock for $0.25 per share.

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

                          MICROTEL INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(6)      REPORTABLE SEGMENTS (CONTINUED)

                                        SIX MONTHS           SIX MONTHS
                                      ENDED JUNE 30,        ENDED JUNE 30,
                                          2000                  1999
                                          ----                  ----
         SALES TO EXTERNAL
            CUSTOMERS:
               Instruments            $  7,193,000         $  7,357,000
               Components                5,408,000            5,540,000
               Circuits                  1,397,000            1,414,000
                                      ------------         ------------
                                      $ 13,998,000         $ 14,311,000
                                      ============         ============


         INTERSEGMENT SALES:
               Instruments            $         --         $         --
               Components                       --              130,000
               Circuits                    153,000              321,000
                                      ------------         ------------
                                      $    153,000         $    451,000
                                      ============         ============

         SEGMENT PRETAX INCOME
            (LOSS)
               Instruments            $     46,000         $   (971,000)
               Components                1,076,000              722,000
               Circuits                   (266,000)            (892,000)
                                      ------------         ------------
                                      $    856,000         $ (1,141,000)
                                      ============         ============

                                         JUNE 30,            DECEMBER 31,
                                          2000                  1999
                                          ----                  ----
         SEGMENT ASSETS
               Instruments             $ 7,139,000          $ 7,960,000
               Components                8,757,000            5,213,000
               Circuits                  1,319,000            1,379,000
                                       -----------          -----------
                                       $17,215,000          $14,552,000
                                       ===========          ===========


                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(7)      REPORTABLE SEGMENTS (CONTINUED)

                  The following is a reconciliation of the reportable segment loss and assets to the Company's consolidated totals.

                                                     SIX MONTHS ENDED    SIX MONTHS ENDED
                                                       JUNE 30, 2000       JUNE 30, 1999
                                                       -------------       -------------
         PRETAX INCOME (LOSS)
         Total income (loss) for reportable segments    $   856,000         $(1,141,000)
         Unallocated amounts:
            Gain on sale of assets of subsidiary                 --             331,000
            Equity in earnings of unconsolidated
               affiliates                                        --             727,000
            Write-down of note receivable                        --            (466,000)
            Warranty reserve reversal                       110,000                  --
            Unallocated general corporate
               expenses                                    (936,000)         (1,327,000)
                                                        -----------         -----------
         Consolidated loss before income taxes          $    30,000         $(1,876,000)
                                                        ===========         ===========


                                                         JUNE 30,         DECEMBER 31,
                                                           2000              1999
                                                           ----              ----
         ASSETS
            Total assets for reportable segments        $17,215,000        $14,552,000
            Other assets                                  1,439,000          2,069,000
                                                        -----------        -----------
         Total consolidated assets                      $18,654,000        $16,621,000
                                                        ===========        ===========


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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 VERSUS THREE MONTHS ENDED JUNE 30, 1999

NET SALES

         Consolidated net sales for the second quarter of 2000 increased by $711,000 or 10.5% compared with the same period in 1999. The table below shows the composition of consolidated net sales by business segment.

                          Three Months     Three Months   Variance-
                              Ended          Ended         Increase      Percent
            Segment       June 30, 2000   June 30, 1999   (Decrease)     Change
            -------       -------------   -------------   ----------     ------
         Test Equipment        $3,641        $3,649        $   (8)        (0.2)%
         Components             3,143         2,622           521         19.9%
         Circuits                 728           530           198         37.4%
                               ------        ------        ------         ----
         Total                 $7,512        $6,801        $  711         10.5%
                               ======        ======        ======         ====


         The relative percent of net sales by segment between the respective periods experienced the following changes:



                           Three Months    Three Months
                               Ended           Ended
          Segment          June 30, 2000   June 30, 1999
          -------          -------------   -------------
         Test Equipment         48.5%         53.7%
         Components             41.8%         38.5%
         Circuits                9.7%          7.8%
                               -----         -----
         Total                 100.0%        100.0%
                               =====         =====


         The Instrument and Test Equipment segment sales remained approximately the same in the second quarter of 2000 compared to the second quarter of 1999. CXR Telcom experienced a $665,000 increase in sales of its test equipment in the second quarter of 2000 as compared to the prior year period as a result of favorable acceptance of the Company's new compact series 704 test equipment. This increase was offset by lower than expected sales of transmission equipment from CXR S. A. such as ISDN products and modems. The U. S. transmission product line was transferred from CXR Telcom in Fremont, California to CXR S. A. in France effective April 1, 2000.

        The Component segment sales increased $521,000 or 19.9% in the second quarter of 2000 over such sales in the prior year period. The Rancho Cucamonga, California based XIT Corporation ("XIT") increased its sales by $119,000 in the second quarter of 2000 as compared to the second quarter of 1999 primarily due to the acceleration of orders of one of XIT's largest customers for the final year of a five year contract. The Company's Japanese subsidiary XCEL Japan, Ltd. increased its sales by $140,000 in the current quarter as compared to the prior year period primarily as result of improved economic conditions in Asian markets. The remaining increase in sales of $262,000 for the second quarter of 2000 as compared to the second quarter of 1999 for the Component segment was primarily due to the net addition to sales that the acquisition of Belix Ltd. contributed to the Company's U. K. subsidiary, XCEL Power Systems, Ltd. ("XPS"). Belix contributed $658,000 of revenue in the second quarter of 2000.

        The Circuit segment increased sales by $198,000 or 37.4% in the second quarter of 2000 from the second quarter of 1999. The increase in sales was the result of the Company's effort to increase this segment's sales to unrelated third parties in conjunction with a planned reduction of intercompany sales. However, management believes it may be in the Company's long term interest to exit the Circuit segment.

GROSS PROFIT

        Consolidated gross profit as a percent of net sales increased to 37.5% in the second quarter of 2000 from 35.1% in the second quarter of 1999. The composition of consolidated gross profit by business sector and the percentages of related net sales are shown in the following table for the periods indicated:

                             Three Months    Percent of   Three Months   Percent of
                                Ended          Related       Ended        Related
         Segment            June 30, 2000    Net Sales  June 30, 1999   Net Sales
         -------            -------------    ---------  -------------   ---------
         Test Equipment        $1,490        40.9%        $1,446        39.6%
         Components             1,284        40.9%           933        35.6%
         Circuits                  40         5.5%            11         2.0%
                               ------                     ------
         Total                 $2,814        37.5%        $2,390        35.1%
                               ======                     ======


         Gross profit for the Instrumentation and Test Equipment segment as a percent of net sales improved to 40.9% in the second quarter of 2000 from 39.6% in the second quarter of 1999. The gross profit improvement primarily resulted from a greater percentage of higher margin test equipment sold in the current quarter than in the prior year quarter in comparison to total sales of test equipment and transmission equipment. The increase in relatively high margin test equipment sales more than offset the lower margins related to the transmission and modem sales. The gross profit at CXR Telcom improved to 50% in the second quarter of 2000 as compared to 45% in the second quarter of 1999. For the same comparison period, CXR S. A.'s gross profit fell to 35.4% from 37.4%. This reduction in margin was primarily the result of lower quantities of transmission and modem production sold and to higher material costs due to the lower valuation of the French Franc in relation to U. S. dollars.

               The Component segment improved its gross profit as a percentage of sales substantially to 40.9% in the second quarter of 2000 from 35.6% in the second quarter of 1999. XIT greatly improved its gross profit margin as a percent of sales to 66.5% in the current quarter from 41.8% in the prior year quarter. This highly improved performance primarily resulted from additional manufacturing efficiencies, less overhead due to the relocation last November into less costly facilities, the discontinuation of the less profitable subsystem assemblies business and higher production volumes. Partially offsetting such improvements was a reduction in gross profit as a percent of sales at XPS to 15.4% in the second quarter of 2000 from 27.2% in the second quarter of 1999. Incomplete engineering and delays in the receipt of components negatively impacted Belix and delays in production releases for existing contracts unfavorably impacted XPS. Belix contributed $658,000 of revenue in the second quarter of 2000.

        The Circuits segment improved its gross profit as a percent of net sales in the second quarter of 2000 to 5.5% from 2% in the second quarter of 1999. The improvement mainly was due to the to higher prices from more outside business and improved efficiencies due to higher volumes.

OPERATING EXPENSES

        Operating expense for the three months ended June 30, 2000 and 1999 were comprised of the following.

                                                    Three Months Ended  Three Months Ended
                                                       June 30, 2000      June 30, 1999
                                                       -------------      -------------
         Commissions                                        $  209            $  189
         Other selling expense                                 796               850
                                                            ------            ------
         Total selling expense                               1,005             1,039
         General & administrative                            1,454             1,851
                                                            ------            ------
         Total selling, general & administrative            $2,459            $2,890
                                                            ======            ======
         Engineering & product development                  $  253            $  477
                                                            ======            ======


        Total selling expense as a percentage of net sales decrease to 13.3% from 15.3% for the three months ended June 30, 2000 and 1999, respectively, primarily due to cost reductions at CXR Telcom in Fremont, California. Commissions, as a percentage of net sales, remained relatively stable at 2.8 % for both the current quarter and the prior year second quarter.

         General and administrative expenses ("G&A") declined to $1,454,000 or 19.4% of net sales in the current quarter from $1,851,000 or 27.2% of net sales in the second quarter of 1999. The G&A for the prior year period included an expense of $466,000 to establish a reserve for a note receivable. Without this charge the prior year period G&A would have been $1,385,000 and would have represented 20.4% of sales.

        Engineering and product development costs were incurred by the Instrumentation and Test Equipment segment in the second quarters of 2000 and 1999. Such costs were $253,000 or 3.4% of net sales in the second quarter of 2000 compared to $477,000 or 7% of net sales in the second quarter of 1999. The majority of the reduction in engineering and product expenses in the current quarter as compared to the prior year period is due to the closing down of the engineering function at the CXR Telcom facilities in Fremont, California and concentrating the engineering efforts in the St. Charles, Illinois engineering facility. Management believes a substantial engineering and product development effort is necessary to maintain the Company's competitive position.

OTHER INCOME AND EXPENSE

        Interest expense increased slightly in the second quarter of 2000 from the second quarter of 1999. Other income of $110,000 included a reversal of a warranty reserve related to the prior year sale of HyComp, Inc., a former subsidiary of the Company. The reserve was partially reversed due to the settlement of a warranty issue and therefore the Company recorded other income of $116,000.

SIX MONTHS ENDED JUNE 30, 2000 VERSUS JUNE 30, 1999

NET SALES

        Consolidated net sales for the first six months of 2000 decreased by approximately $313,000 or 2.2% compared with the same period in 1999. The table below shows the composition of consolidated net sales by business sector.

                                 Six Months          Six Months         Variance-
                                   Ended               Ended            Increase/           Percent
          Segment              June 30, 2000       June 30, 1999        (Decrease)           Change
          -------              -------------       -------------        ----------           ------
         Test Equipment            $ 7,193            $ 7,357            $  (164)            (2.2)%
         Components                  5,408              5,540               (132)            (2.4)%
         Circuits                    1,397              1,414                (17)            (1.2)%
                                   -------            -------            -------
         Total                     $13,998            $14,311            $  (313)            (2.2)%
                                   =======            =======            =======


         The relative percent of net sales by segment between the respective periods experienced the following changes:

                                    Six Months          Six Months
                                      Ended               Ended
         Segment                  June 30, 2000       June 30, 1999
         -------                  -------------       -------------
         Test Equipment               51.4%               51.4%
         Components                   38.6%               38.7%
         Circuits                     10.0%                9.9%
                                     -----               -----
         Total                       100.0%              100.0%
                                     =====               =====


         The Instrument and Test Equipment segment sales declined by 2.2% in the first half of 2000 compared to the first half of 1999. However, CXR Telcom experienced a $1,366,000 increase in sales of test equipment in the first half of 2000 as compared to the prior year period in which $630,000 of test equipment was sold. The increase was primarily due to favorable acceptance of the Company's new compact series 704 test equipment. This represents a 217% increase in test equipment sales in the first half of 2000 from the first half of 1999. This increase was offset by lower than expected sales of transmission equipment from CXR S. A. such as ISDN products and modems. The U.
S. transmission product line was transferred from CXR Telcom in Fremont, California to CXR S. A. in France effective April 1, 2000.

         The Component segment sales decreased slightly by 2.4% in the six-month period ended June 30, 2000 from the prior year six-month period. XPS in the U.
K. incurred a sales decline of 9.8% in the first half of 2000 as compared to the first half of 1999 primarily due to delays in the release of production for certain contracts. However, the Company's Japanese subsidiary, XCEL Japan, Ltd., increased its sales by $132,000, or 41.8% in the current six-month period as compared to the prior year period due to strong sales in the Asian market for components. Belix contributed $658,000 of revenue during the first half of 2000.

         The Circuit segment sales remained relatively flat in the six-month period ended June 30, 2000 as compared to the six-month period ending June 30, 1999. The first six-month period of 1999 included $456,000 sales of HyComp, Inc. a former subsidiary that was sold on March 31, 1999. Excluding the HyComp Inc. sales from the first half of 1999, the circuit segment sales increased to $1,397,000 in the first six-month period of 2000 from $958,000 in the first six-month period of 1999 which represents a $439,000 increase in sales or a 45.8% increase. The dramatic improvement in sales volume has been attained by concentrated effort to replace intercompany sales with more profitable third party sales. Notwithstanding the remarkable progress that has been achieved in this segment, management believes it may be in the long-term interest of the Company to leave this segment.

GROSS PROFIT

         Consolidated gross profit as a percent of net sales increased to 37.1% in the first half of 2000 from 34.9% in the first half of 1999. The composition of consolidated gross profit by business sector and the percentages of related net sales are shown in the following table for the periods indicated:

                                Six Months         Percent of       Six Months        Percent of
                                  Ended             Related           Ended            Related
          Segment             June 30, 2000        Net Sales      June 30, 1999       Net Sales
          -------             -------------        ---------      -------------       ---------
         Test Equipment            $2,842            39.5%            $2,900            39.4%
         Components                 2,230            41.2%             2,016            36.4%
         Circuits                     115             8.2%                81             5.7%
                                   ------                             ------
         Total                     $5,187            37.1%            $4,997            34.9%
                                   ======                             ======


         Gross profit for the Instrumentation and Test Equipment segment as a percent of net sales was relatively unchanged in the six-month period of 2000 as compared to the six-month period of 1999. The gross profit at CXR Telcom improved to 45% in the first half of 2000 as compared to 38.1% in the first half of 1999. For the same comparison period, CXR S. A.'s gross profit fell to 36.2% from 40%. This reduction in margin was primarily the result of higher material costs due to the lower valuation of the French Franc in relation to U. S. dollars.

         The Component segment improved its gross profit as a percentage of sales to 41.2% in the six-month period ending on June 30, 2000 from 36.4% in the six-month period ending on June 30, 1999. XIT greatly improved its gross profit margin as a percent of sales to 62.2% in the first half from 42.4% in the comparable prior year period. This improved performance primarily resulted from additional manufacturing efficiencies, less overhead due to the relocation last November into less costly facilities, the discontinuation of the less profitable subsystem assemblies business and higher production volumes. Partially offsetting such improvements was a reduction in gross profit as a percent of sales at XPS to 15.4% in the first half of 2000 from 28.7% in the first six months of 1999. The reduction primarily resulted from the additional costs associated with integrating the Belix operations into the XPS operations. Also, both Belix and XPS experienced lower than expected sales. Incomplete engineering and delays in the receipt of components negatively impacted Belix and delays in production releases for existing contracts unfavorably impacted XPS. Belix contributed $658,000 of revenue in the first half of 2000.

The Circuits segment improved its gross profit as a percent of net sales in the first half of 2000 to 8.2% from 5.7% in the first half of 1999. The improvement mainly was due to a 45.8% increase in sales of the Company's remaining Circuit segment facilities which was due to higher prices from more outside business and improved efficiencies due to higher volumes.

OPERATING EXPENSES

         Operating expense for the six months ended June 30, 2000 and 1999 were comprised of the following.

                                                    Six Months        Six Months
                                                      Ended             Ended
                                                  June 30, 2000      June 30, 1999
                                                  -------------      -------------
         Commissions                                  $  414            $  439
         Other selling expense                         1,541             1,788
                                                      ------            ------
         Total selling expense                         1,955             2,227
         General & Administrative                      2,716             4,380
                                                      ------            ------
         Total S,G & A                                $4,671            $6,607
                                                      ======            ======
         Engineering & product development            $  496            $1,035
                                                      ======            ======



         Total selling expense as a percentage of net sales decrease to 13.9% from 15.6% for the six months ended June 30, 2000 and 1999, respectively, primarily due to cost reductions at CXR Telcom in Fremont, California. Commissions, as a percentage of net sales, remained stable at 3% for both the current six-month period and the prior year six-month period.

         General and Administrative Expenses ("G&A") declined dramatically to $2,716,000 or 19.4% of net sales in the first half of 2000 from $4,380,000 or 30.6% of net sales in the first half of 1999. The G&A for the prior year period of 1999 included an expense of $466,000 to establish a reserve for a note receivable, a charge of $522,000 associated with the company's program to retain its listing on Nasdaq and a $193,000 charge related to a 1997 acquisition. Without these charges the prior year period G&A would have been $3,199,000 and would have represented 22.4% of sales. The reduction of G&A expenses to 19.4% of sales represents the results of much of the company's cost cutting efforts of 1999 and early 2000. Management is continuing to reevaluate all costs and intends to continue reducing administrative expenses in relation to the Company's business levels.

         Engineering and product development costs were incurred by the Instrumentation and Test Equipment segment in the first half of 2000 and 1999 except for $32,000 of such costs incurred by the Circuits segment in the first quarter of 1999. Engineering and product and development costs were $496,000 or 3.5% of net sales in the first half of 2000 compared to $1,035,000 or 7.2% of net sales in the first half of 1999. The majority of reduction in engineering and product expenses in the current quarter as compared to the prior year period is due to the closing down of the engineering function at the CXR Telcom facilities in Fremont, California and concentrating the engineering efforts in the St. Charles, Illinois engineering facility. Management believes a substantial engineering and product development effort is necessary to maintain the Company's competitive position.

OTHER INCOME AND EXPENSE

        Interest expense decreased slightly in the second half of 2000 from the second half of 1999. Other income of $110,000 included a reversal of a warranty reserve related to the prior year sale of HyComp, Inc., a former subsidiary of the Company. The reserve was partially reversed due to the settlement of a warranty issue and therefore the Company recorded other income of $116,000. The other income category for the period ended June 30, 1999 included $331,000 gain on the sale of HyComp, Inc., a former subsidiary and $727,000 of recorded earnings based on the equity method as result of earnings of the Company's former ownership of 37% of the common stock of Digital Transmission Systems, Inc.

LIQUIDITY AND CAPITAL RESOURCES

        Cash of $759,000 was used by operations in the first six months of 2000 compared to cash of $328,000 provided by operations in the first six months of 1999. The decrease in cash used in operations resulted primarily from substantial payments of accrued expenses and accounts payable. Accounts receivables collection provided much of the cash to partially offset the cash used in the reduction in accrued expenses and payables. Cash flows from investing activities included cash received from the sale of the Company's 37% interest in Digital Transmission Systems, Inc. ("DTS") offset with the investment in Belix. Financing activities provided $925,000 of cash flow primarily from additional debt related to the acquisition of Belix.

        On January 7, 2000, the Company sold all of its interest in the common stock of ("DTS") to Wi-LAN, Inc., a public company based in Alberta, Canada. As consideration, the Company received $520,000 in cash and 28,340 shares of Wi-LAN common stock valued at approximately $720,000 at the time of the transaction. The Company used the cash to pay down debt. In conjunction with the transaction, the Company's lender, Congress Financial Corporation ("Congress"), agreed to waive certain defaults of the loan agreement relating to a $350,000 overdraft the Company was required to pay down by September 22, 1999 and eliminated the requirement of a $350,000 target reserve. The target reserve was a funding requirement to pay down the principal of the term loan by $350,000 in addition to the regular monthly principal payments secured by the Wi-LAN stock.

        Due to rules of the Toronto Stock exchange, where Wi-LAN, Inc. stock trades, the Company was prohibited from selling its interest in the Wi-LAN, Inc. stock for six months after acquisition because the stock was acquired in a transaction related to the sale or purchase of a company. However, the Company's lender did increase the Company's borrowing availability by $400,000 on February 29, 2000 by providing an authorized overdraft. On July 7, 2000, the Company sold all its shares of Wi-LAN common stock for net proceeds of $917,000. The sale resulted in a gain of approximately $197,000 which will be included in the Company's results of operations in the third quarter of 2000. The proceeds were used to pay down debt owed Congress eliminating the overadvance and paying down the term loan balance to $55,000.

        The financing facility provided by Congress expired on June 23, 2000. Congress has twice amended its loan agreement with the Company to extend its credit facility through August 14, 2000. The Company expects to have completed the process of obtaining new financing with the business credit operations of a well-known national lending institution and anticipates paying off its Congress debt by August 14. However, there can be no assurance that the new financing will be obtained.

        The Company's cash situation continues to improve in the domestic operations. In light of the recent efforts in cost cutting, reorganizing in the Instrument and Test Equipment segment and the improvement in recent orders, management believes the Company's cash situation has improved substantially since the fourth quarter of 1999. The Company expects to further improve its cash position on the effective date of the new financing discussed above.

LEGAL PROCEEDINGS

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

EURO CONVERSION

        The Company has operating subsidiaries located in France and the U.K. with combined net sales from these operations approximating 49% of total Company net sales for the first half of 2000. Net sales from the French subsidiary participating in the Euro conversion were 32% of the Company's net sales for the first half of 2000. The Company continues to review the impact of the Euro conversion on its operations.

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

         The Company's XIT subsidiary has achieved its highest open order position in several years. In fact, three out of six-months of new orders exceeded one million dollars and this trend is continuing. The open order trend coupled with lower costs from cost reductions achieved in 1999 have resulted in this unit achieving a net income contribution for six-months of $1,129,000 and this trend is expected to continue through the first half of 2001.

         Following the initial round of mergers of Regional Bell Operating Companies in 1997 and 1998, certain other mergers which occurred in 1999, most notably SBC's acquisition of Ameritic among other acquisitions, have resulted in the Company's CXR Telcom subsidiary having its products, which were previously approved by SBC, now becoming approved also by Ameritec and others. This has resulted in substantially improved order entry and a growing open order position for CXR Telcom. These new approvals coupled with previous approvals for CXR Telcom's new 704A universal tests sets have resulted in higher unit sales in the first quarter of 2000 than all of 1999. We see this trend continuing and further enhanced by newly introduced custom ruggedized enclosures for the new product range. Domestic sales of transmission products have expanded with the introduction of Remote Access Server products for Internet applications as well as for other transmission products for billing and voice mail applications which are currently being sold to SBC Communications, GTE and others.

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

         None.

Item 3. Defaults upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders
        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits:

            Exhibit   Description
            Number    -----------
           -------
             10.52    Agreement between XCEL Power Systems Limited and the
                      stockholders of Belix Company Limited dated April 17, 2000

             27 Unaudited Financial Data Schedule for the six months ended June 30, 2000.

        (b) Reports on Form 8-K.

            Reports on Form 8-K were filed as follows:

            (1) Dated May 4, 2000 under Item 5 - Other, was filed on May 5,
                2000.

            (2) Dated June 28, 2000 under Item 5 - Other, was filed on June 28,
                2000.

                                   SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MicroTel International, Inc.

August 14, 2000                             /s/ Carmine T. Oliva
                                            ------------------------------------
                                            Carmine T. Oliva
                                            Chief Executive Officer
                                            (Principal Executive Officer)



                                            /s/ Randolph D. Foote
                                            ------------------------------------
                                            Randolph D. Foote
                                            Chief Financial Officer
                                            (Principal Accounting and Financial
                                            Officer)