Form 10-Q
period 2000-09-30
MICROTEL INTERNATIONAL INC
filed 2000-11-20
CIK 854852

================================================================================


                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended SEPTEMBER 30, 2000

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ______________

                         Commission File Number 1-10346



                          MICROTEL INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)


                DELAWARE                                  77-0226211
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                 Identification No.)


                          9485 HAVEN AVENUE, SUITE 100
                       RANCHO CUCAMONGA, CALIFORNIA 91730
                    (Address of principal executive offices)


                                 (909) 297-2699
                           (Issuer's telephone number)


                                 NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of November 13, 2000, there were 20,569,711 shares of the issuer's common stock, $.0033 par value, outstanding.


================================================================================

                                     PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         Consolidated Condensed Balance Sheets as of September 30, 2000 and
               December 31, 1999 (unaudited)........................................................   F-1

         Consolidated Condensed Statements of Operations and Comprehensive Income for the
               three and nine months ended September 30, 2000 and 1999 (unaudited)..................   F-2

         Consolidated Condensed Statement of Cash Flows for the nine months ended
               September 30, 2000 and l999 (unaudited)..............................................   F-4

         Notes to Consolidated Condensed Financial Statements (unaudited)...........................   F-6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS......     3

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................................    19

                                      PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS..........................................................................    20

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS..................................................    20

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES............................................................    21

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................    21

ITEM 5.  OTHER INFORMATION..........................................................................    21

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...........................................................    21

SIGNATURES..........................................................................................    22

EXHIBIT INDEX.......................................................................................    23

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                 September 30,       December 31,
ASSETS                                                                                2000               1999
                                                                                 ------------        -----------
Cash and cash equivalents                                                        $        694        $       481
Accounts receivable, net                                                                5,804              6,126
Inventories                                                                             6,198              4,047
Net assets of discontinued operations                                                      --                112
Other current assets                                                                    1,116                468
                                                                                 ------------        -----------
    Total current assets                                                               13,812             11,234
Property, plant and equipment-net                                                         867                765
Goodwill, net                                                                           3,186              1,507
Investment in unconsolidated affiliates                                                    --              1,240
Other assets                                                                              625                722
                                                                                 ------------        -----------
                                                                                 $     18,490        $    15,468
                                                                                 ============        ===========
LIABILITIES, REDEEMABLE PREFERRED STOCK
AND STOCKHOLDERS' EQUITY
Notes payable                                                                     $     2,556        $     1,688
Current portion of long-term debt                                                         732              1,056
Accounts payable                                                                        4,822              4,546
Accrued expenses                                                                        2,806              2,864
Net liabilities of discontinued operations                                                179                 --
                                                                                 ------------        -----------
    Total current liabilities                                                          11,095             10,154
Long-term debt, less current portion                                                    1,186                143
Other liabilities                                                                         623                782
                                                                                 ------------        -----------
    Total liabilities                                                                  12,904             11,079
Convertible redeemable preferred stock, $10,000 unit value.  Authorized 250 shares; issued and outstanding 25 shares and 59.5 shares
    (aggregate liquidation preference of $250 and $595, respectively)                     276                588
Stockholders' equity:
Preferred Stock, $0.01 par value. Authorized 10,000,000 shares
    Convertible Series B preferred stock, $0.01 par value,
    150,000 and 0 issued and outstanding (aggregate liquidation
    preference of $960 and $0, respectively)                                              938                 --
Common stock, $0.0033 par value.  Authorized 25,000,000 shares; issued and
    outstanding 20,570,000 and 18,152,000                                                  68                 60
Additional paid-in capital                                                             24,379             23,726
Accumulated deficit                                                                   (19,414)           (19,759)
Accumulated other comprehensive loss                                                     (661)              (226)
                                                                                 ------------        -----------
    Total stockholders' equity                                                          5,310              3,801
                                                                                 ------------        -----------
                                                                                 $     18,490        $    15,468
                                                                                 ============        ===========


     See accompanying notes to consolidated condensed financial statements.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                            Three months ended               Nine months ended
                                                              September 30,                    September 30,
                                                       ---------------------------      --------------------------
                                                          2000             1999            2000            1999
                                                       ----------        ---------      ----------      ----------
                                                                 (in thousands, except per share amounts)
Net sales                                              $    6,871        $   6,448      $   19,559      $   19,444
Cost of sales                                               3,080            4,203          10,645          12,269
                                                       ----------        ---------      ----------      ----------
Gross profit                                                3,791            2,245           8,914           7,175
Operating expenses:
   Selling, general and administrative                      2,467            2,385           6,923           8,494
   Engineering and product development                        277              459             772           1,462
                                                        ---------       ----------     -----------      ----------
Income (loss) from operations                               1,047             (599)          1,219          (2,781)
Other income (expense):
   Interest expense                                          (110)             (80)           (263)           (209)
   Equity in earnings of unconsolidated
      affiliates                                               --               28              --             755
   Other                                                      177              (79)            381             (45)
                                                        ---------       ----------     -----------      ----------
Income (loss) from continuing operations
   before income taxes                                      1,114             (730)          1,337          (2,280)
Income tax expense                                              2               12              13              25
                                                      ------------     -----------     ------------    ------------
Income (loss) from continuing operations                    1,112             (742)          1,324          (2,305)
                                                      ------------     -----------     ------------    ------------
Discontinued operations:
   Loss from operations of discontinued
      segment                                                 (84)            (292)           (276)           (949)
   Gain (loss) on disposal of discontinued
      segment, including provision for phase out
      period of $158 in 2000 periods                         (634)              --            (634)            331
                                                        ---------       ----------     -----------      ----------
                                                             (718)            (292)           (910)           (618)
                                                        ---------       ----------     -----------      ----------
Net income (loss)                                             394           (1,034)            414          (2,923)
Other comprehensive income (loss):
   Foreign currency translation adjustment                   (218)             244            (435)           (180)
                                                        ---------       ----------     -----------      ----------
Total comprehensive income (loss)                       $     176       $     (790)    $       (21)     $   (3,103)
                                                        =========       ==========     ===========      ==========
Earnings (loss) per share:



   Continuing operations:
      Basic                                             $    0.05       $    (0.04)    $      0.07      $    (0.14)
                                                        =========       ==========     ===========      ==========
      Diluted                                           $    0.05       $    (0.04)    $      0.06      $    (0.14)
                                                        =========       ==========     ===========      ==========
   Discontinued operations:
      Basic                                             $   (0.03)      $    (0.02)    $     (0.05)     $    (0.04)
                                                        =========       ==========     ===========      ==========
      Diluted                                           $   (0.03)      $    (0.02)    $     (0.04)     $    (0.04)
                                                        =========       ==========     ===========      ==========
   Net income (loss):
      Basic                                             $    0.02       $    (0.06)    $      0.02      $    (0.18)
                                                        =========       ==========     ===========      ==========
      Diluted                                           $    0.02       $    (0.06)    $      0.02      $    (0.18)
                                                        =========       ==========     ===========      ==========


     See accompanying notes to consolidated condensed financial statements.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                Nine months ended September 30,
                                                                                   2000                 1999
                                                                                -----------        ------------
                                                                                        (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                           $     414          $   (2,923)
     Net loss from discontinued operations                                            (910)               (618)
                                                                                -----------        ------------
     Net income (loss) from continuing operations                                    1,324              (2,305)
     Adjustments to reconcile net income (loss) to cash provided by (used in)
     operating activities:
         Depreciation and amortization                                                 230                 275
         Amortization of intangibles                                                   282                 243
         Write-off of note receivable                                                   --                 753
         Gain on the sale of fixed assets                                              (43)                 --
         Gain on sale of Wi-LAN, Inc. stock                                           (197)                 --
         Equity in earnings of unconsolidated entities                                  --                (735)
         Stock and warrants issued as compensation                                     130               1,220
         Other noncash items                                                           648                 967
         Changes in operating assets and liabilities:
                  Accounts receivable                                                1,179                 294
                  Inventories                                                         (987)                344
                  Other assets                                                         (60)                262
                  Accounts payable and accrued expenses                             (2,668)               (278)
                                                                                -----------        ------------
     Net cash provided by (used in) continuing operations                             (162)              1,040
     Net cash used in discontinued operations                                         (457)               (461)
                                                                                -----------        ------------
Cash provided by (used in) operating activities                                       (619)                579
                                                                                -----------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net purchases of property, plant and equipment                                    (15)               (130)
     Proceeds from sale of fixed assets                                                 43                  --
     Proceeds from sale of DTS stock                                                   520                  --
     Proceeds from sale of Wi-LAN, Inc. stock                                          918                  --
     Investment in Belix Ltd. companies                                               (592)                 --
     Acquisition of T-Com, LLC assets                                                  (83)                 --
     Cash received from note receivable                                                --                    9
                                                                                -----------        ------------
Cash provided by (used in) investing activities                                        791                (121)
                                                                                -----------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds (repayments) of notes payable and long-term debt                     301                (687)
     Proceeds from exercise warrants and employee stock options                         88                  --
     Proceeds from sale of common stock                                                 --                   2
                                                                                -----------        ------------
Cash provided by (used in) financing activities                                        389                (685)
                                                                                -----------        ------------



Effect of exchange rate changes on cash                                               (348)               (180)
                                                                                -----------        ------------

Net increase (decrease) in cash and cash equivalents                                   213                (407)
                                                                                -----------        ------------

Cash and cash equivalents at beginning of period                                       481                 582
                                                                                -----------        ------------

Cash and cash equivalents at end of period                                       $     694          $      175
                                                                                ===========        ============

Supplemental Disclosures of Cash Flow Information:

Cash paid during the nine months for:

     Interest                                                                    $     245          $      219
                                                                                ===========        ===========
     Income taxes                                                                $      13          $      108
                                                                                ===========        ===========

Supplemental Disclosures of Non-cash Investment and Financing activities:

     Common stock issued upon conversion of preferred stock                      $     381          $      924
                                                                                ===========        ===========
     Accretion of preferred stock                                                $      69          $       69
                                                                                ===========        ===========
     Issuance of common stock and warrants in connection with acquisitions       $   1,000          $    1,000
                                                                                ===========        ===========




     See accompanying notes to consolidated condensed financial statements.

                          MICROTEL INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         MicroTel International, Inc. is an international telecommunications electronics company comprised of three wholly-owned subsidiaries - CXR Telcom Corporation in Fremont, California, CXR, S.A. in Paris, France and XIT Corporation in Rancho Cucamonga, California. CXR Telcom Corporation and CXR, S.A. design, manufacture and market electronic telecommunications test instruments, wireless and wireline voice, data and video transmission and network access equipment. XIT Corporation designs, manufactures and markets information technology products, including input and display components, subsystem assemblies and power supplies. The Company operates out of facilities in the United States, France, England and Japan.

         The Company is organized into two segments - Telecommunications and Electronic Components. Through the sale of various subsidiaries in 1998 and 1999, the Company has divested a majority of its circuits operations.

         In October 2000 the Company decided to discontinue its circuits segment operations. At that time the circuits segment operations consisted of XCEL Etch Tek, a wholly owned subsidiary. XCEL Etch Tek was offered for sale, see note 6. Accordingly, all current and prior financial information related to the circuits segment operations have been presented as discontinued operations in the accompanying consolidated condensed financial statements.

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

         The unaudited consolidated condensed financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of September 30, 2000 and the results of operations and cash flows for the related interim periods ended September 30, 2000 and 1999. However, these results are not necessarily indicative of results for any other interim period or for the year. It is suggested that the accompanying consolidated condensed financial statements be read in conjunction with the Company's Consolidated Financial Statements included in its 1999 annual report on Form 10-K.

(2) EARNINGS (LOSS) PER SHARE

         The following table illustrates the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

                                                                Three months ended                 Nine months ended
                                                                  September 30,                      September 30,
                                                         -------------------------------     -----------------------------
                                                              2000             1999              2000             1999
                                                         -------------      ------------     ------------      -----------
          NUMERATOR:
          Net income (loss)                                  $    394         $(1,034)          $    414         $(2,923)

          Less: accretion of the excess of the
          redemption value over the carrying value of
          redeemable preferred stock                               23               24                69               69
                                                             --------         --------          --------         --------

          Income (loss) attributable to common
          stockholders                                            371          (1,058)               345          (2,992)
                                                             --------         --------          --------         --------

          DENOMINATOR:
          Weighted average number of common shares
          outstanding during the period                        20,537           17,200            19,141           16,192

          Incremental shares from assumed conversions
          of  warrants, options and preferred stock             1,921               --             2,206               --
                                                             --------         --------          --------         --------

          Adjusted weighted average shares                     22,458           17,200            21,347           16,192
                                                             --------         --------          --------         --------

          Basic earnings (loss) per share                    $   0.02         $ (0.06)          $   0.02        $  (0.18)
                                                             ========         ========          ========        =========
          Diluted earnings (loss) per share                  $   0.02         $ (0.06)          $   0.02        $  (0.18)
                                                             ========         ========          ========        =========

         The computation of diluted loss per share for the nine and three month periods ended September 30, 1999 excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants because their effect was antidilutive due to losses incurred by the Company or such instruments had exercise prices greater than the average market price of the common shares during the periods presented.

(3) INVENTORIES

         Inventories consist of the following:

                                SEPTEMBER 30, 2000          DECEMBER 31, 1999
                                ------------------          -----------------
         Raw materials          $       2,472,000           $       1,623,000
         Work-in-process                1,942,000                   1,174,000
         Finished goods                 1,784,000                   1,250,000
                                -----------------           -----------------
                                $       6,198,000           $       4,047,000
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

(5) ACQUISITION AND DISPOSITION OF BUSINESSES

         On January 7, 2000, the Company sold all of its interest in the common stock in Digital Transmission Systems, Inc. ("DTS") to Wi-LAN, Inc. ("Wi-LAN"), a company based in Alberta, Canada in exchange for $520,000 and 28,340 shares of Wi-LAN common stock. Wi-LAN is a publicly traded company on the Toronto Stock Exchange. The Wi-LAN common stock had a market value of $720,000 on the date of the transaction. The Company was restricted from selling the Wi-LAN stock until July 7, 2000 due to Toronto Stock Exchange rules that restrict sales of stock obtained in an acquisition related transaction.

         On July 7, 2000, the Company sold all its shares of Wi-LAN common stock for net proceeds of $917,000. The sale resulted in a gain of approximately $197,000 which is included in the Company's results of operations for the third quarter of 2000.

         On April 17, 2000, the Company finalized its acquisition of Belix Company, Ltd., ("Belix") including its two subsidiaries. The Company purchased the capital stock of Belix for $790,000 cash and an earn-out for the former stockholders based on sales. The Company has recorded an estimated earn-out accrual of approximately $800,000. In addition, the Company has recorded an additional accrual of approximately $384,000 for certain severance and relocation costs related to Belix. The Company has included accruals in the calculation of the cost of the acquisition. The acquisition of Belix has been accounted for as a purchase by the Company and resulted in approximately $1.8 million of goodwill. Belix is located in England, U. K. and is in the business of manufacturing power supplies for various applications. Belix has been integrated into the Company's existing power supply producer, XCEL Power Systems, Ltd. Belix's assets consist mostly of accounts receivable, inventories and fixed assets. All dollar amounts indicated in this paragraph are derived from the conversion of British pounds into U. S. dollars at the conversion rate in effect at the time of the acquisition.

         On September 22, 2000, the Company completed the acquisition, effective as of August 1, 2000, of substantially all of the assets of T-Com, LLC, a Delaware limited liability company ("T-Com"), and assumed certain liabilities of T-Com. The liabilities assumed consisted mostly of accounts payable, accrued payroll expenses and accrued commissions. The assets purchased are valued at approximately $1,496,000, and the liabilities assumed are approximately $496,000. T-Com is a manufacturer of high performance digital transmission test instruments used for the installation and maintenance of high speed telephone line services for telephone central offices, competitive local exchange carriers and private communications networks. The Company intends to use the acquired assets for substantially the same purposes as such assets were used by T-Com.

         The Company paid to T-Com for the net assets consideration valued at $1,000,000, as itemized below:

                  150,000 shares of Series B Preferred Stock of the Company ("Series B Shares"). The Series B Shares become convertible into shares of common stock of the Company in three equal lots of 50,000 Series B Shares each at the end of six, twelve and eighteen months, respectively, following the acquisition closing date of September 22, 2000. Each Series B Share will be convertible into ten common shares, and conversion rights will be cumulative, with all 150,000 Series B Shares being convertible into common stock after eighteen months. The Series B Shares have a liquidation preference of $6.40 per share. The Company may redeem outstanding and unconverted Series B Shares for cash at a price per share equal to $7.36 by giving 20 days' prior written notice to the holders of Series B Shares to be redeemed. If less than all of the Series B Shares are to be optionally redeemed, the particular Series B Shares to be redeemed shall be selected by lot or by such other equitable manner determined by the Company's board of directors. The Company may not, however, redeem Series B Shares if there is an insufficient number of authorized and reserved shares of common stock for this purpose, to the extent the Series B Shares are subject to a lock-up, or to the extent the Company receives a conversion notice for Series B Shares prior to the redemption date. If the Company fails to pay the redemption price after calling any Series B Shares for optional redemption, the Company will have no further option to redeem Series B Shares.

                  Warrants to purchase up to 250,000 shares of the Company's common stock at a fixed exercise price of $1.25 per share, which are exercisable for a period of twenty-four months following the acquisition closing date of September 22, 2000. The warrants contain a cashless exercise feature.

         The consideration described above is valued at approximately $938,000 for the Series B Shares based on a value of $0.6253 per common share, the market value of the Company's common stock at the time the agreement in principal was signed, multiplied by the 1,500,000 common shares into which the preferred shares can be converted. The warrants have been valued at approximately $62,000 based on a calculation using the Black-Scholes valuation formula.

         The following represents the unaudited pro forma results of operations as if the acquisition of T-Com had occurred on January 1, 1999:

                                                                Nine months ended
                                                                  September 30,
                                                         -------------------------------
                                                              2000             1999
                                                         -------------      ------------
          Net sales                                          $21,189          $22,081
                                                         =============      ============
          Income (loss) from continuing operations           $   722          $(2,888)
                                                         =============      ============

          Earnings (loss) per share from continuing
             operations:
             Basic                                           $  0.03          $ (0.18)
                                                         =============      ============
             Diluted                                         $  0.03          $ (0.18)
                                                         =============      ============

(6) DISCONTINUED OPERATIONS

         In October 2000, the Company decided to discontinue its circuits segment operations. At that time the circuits segment operations consisted of XCEL Etch Tek, a wholly owned subsidiary. Accordingly, current and prior financial information related to the circuits segment operations have been presented as discontinued operations in the accompanying consolidated condensed financial statements. The Company anticipates the sale of substantially all of the assets of XCEL Etch Tek in November 2000 for consideration of $260,000 in cash, a $50,000 note and the assumption of $75,000 in liabilities. The sale is expected to result in a loss of approximately $476,000. As of September 30, 2000 the Company has accrued for the expected loss on sale and a loss of approximately $158,000 related to the operations of XCEL Etch Tek from October 1, 2000 through November 15, 2000.

         While the Company has entered into a letter of intent for the sale of XCEL EtchTek and expects the transaction to close on November 21, 2000, there can be no assurance that the sale will be completed. If the sale does not occur, the Company may need to record an additional loss related to XCEL Etch Tek in the fourth quarter of 2000.

         In March 1999, the Company sold substantially all of the assets and liabilities of HyComp, a wholly owned circuits operations subsidiary, for $750,000 in cash and a royalty on 1999 revenues generated from HyComp's customer base in excess of a specified amount. The sale resulted in a gain of $331,000.

(7) WARRANT EXERCISES

         In August and September 2000, warrants to purchase a total of 60,000 shares of the Company's common stock for $0.25 per share were exercised.

(8) DOMESTIC CREDIT FACILITY

         On June 23, 2000, the Company's credit facility with Congress Financial expired. Congress Financial extended this facility through August 14, 2000. On August 16, 2000, the Company obtained a credit facility from Wells Fargo Business Credit, Inc. This facility provides for a revolving loan of up to $3,000,000 secured by the Company's inventory and accounts receivable and a term loan in the amount of $687,000 secured by the Company's machinery and equipment. The annual interest rate on both portions of the credit facility is the prime rate plus 2%. The facility contains a performance-based interest reduction feature. Based upon the Company's current and expected financial performance, the Company anticipates a reduction in the interest rate to the prime rate plus 1% upon completion of the audit of the Company's financial statements for the year ended December 31, 2000. The balance outstanding under this credit facility was $2,144,000 on September 30, 2000. There was $342,000 of additional borrowing available as of September 30, 2000. The credit facility expires on August 23, 2003. The Company's foreign subsidiaries have obtained credit facilities with Lloyds Bank in England, Banque National du Paris, Societe General and Banque Hervet in France and Johan Tokyo Credit Bank in Japan.

(9) REPORTABLE SEGMENTS

         The Company has two reportable segments: Telecommunications and Electronic Components. The Telecommunications segment operates principally in the U.S. and European markets and designs, manufactures and distributes telecommunications test instruments and voice and data transmission and network equipment. The Electronic Components segment operates in the U.S., European and Asian markets and designs, manufactures and markets digital switches, information technology products, including input and display components, subsystem assemblies, and power supplies.

         In October 2000 the Company decided to discontinue its circuits segment operations. At that time the circuits segment operations consisted of XCEL Etch Tek, a wholly owned subsidiary. XCEL Etch Tek was offered for sale, see note 6. Accordingly, all current and prior financial information related to the circuits segment operations have been presented as discontinued operations in the accompanying consolidated condensed financial statements.

         The Company evaluates performance based upon profit or loss from operations before income taxes, exclusive of nonrecurring gains and losses. The Company accounts for intersegment sales at prices negotiated between the individual segments.

         The Company's reportable segments are comprised of operating entities offering the same or similar products to similar customers. Each segment is managed separately because each business has different customers, design, manufacturing and marketing strategies.

         There were no other differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the amounts disclosed in the Company's consolidated financial statements included in its 1999 Annual Report on Form 10-K. However, in this report, the two segments have been renamed to better describe the respective businesses. The Instrumentation and Test Equipment segment is now referred to as the Telecommunications segment, and the Components and Subsystems Assemblies segment is now named the Electronic Components segment.

         Selected financial data for each of the Company's operating segments is shown below.

                                          Nine months ended        Nine months ended
                                          September 30, 2000      September 30, 1999
                                          ------------------      ------------------
SALES TO EXTERNAL CUSTOMERS:
      Telecommunications                  $     10,680,000          $    11,279,000
      Components                                 8,879,000                8,165,000
                                           ---------------           --------------
                                          $     19,559,000          $    19,444,000
                                           ===============           ==============

INTERSEGMENT SALES:
      Telecommunications                  $             --          $            --
      Components                                        --                  217,000
                                           ---------------           --------------
                                          $             --          $       217,000
                                           ===============           ==============


SEGMENT PRETAX INCOME (LOSS):
      Telecommunications                  $        468,000         $     (2,120,000)
      Components                                 2,157,000                  189,000
                                           ---------------           --------------
                                          $      2,625,000         $     (1,931,000)
                                           ===============          ===============


                                             September 30,             December 31,
                                                  2000                     1999
                                                  ----                     -----
SEGMENT ASSETS:
      Telecommunications                   $     8,433,000         $      8,070,000
      Components                                 9,201,000                5,766,000
                                           ---------------           --------------
                                           $    17,634,000         $     13,836,000
                                            ===============          ==============

         The following is a reconciliation of the reportable segment loss and assets to the Company's consolidated totals.

                                                     Nine months ended       Nine months ended
                                                    September 30, 2000       September 30, 1999
                                                    ------------------       ------------------
 Pretax income (loss) from continuing operations:
    Total income (loss) for reportable segments     $         2,625,000      $      (1,931,000)
    Unallocated amounts:
       Gain on sale of Wi-LAN, Inc. stock                       197,000                      --
       Equity in earnings of unconsolidated
         affiliates                                                  --                 755,000
       Warranty reserve reversal                                110,000                      --
       Unallocated general corporate expenses                (1,595,000)            (1,104,000)
 Consolidated income (loss) from continuing
       operations before income taxes               $         1,337,000      $      (2,280,000)
                                                     ==================       =================


                                                        September 30,            December 31,
                                                            2000                     1999
                                                            ----                     ----
ASSETS
 Total assets for reportable segments               $        17,634,000      $       13,836,000
    Other assets                                                856,000               1,632,000
                                                     ------------------       -----------------
 Total consolidated assets                          $        18,490,000      $       15,468,000
                                                     ==================       =================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This Quarterly Report on Form 10-Q contains certain forward-looking statements which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

         - the projected growth in the telecommunications and electronic components;
         - our business strategy for expanding our presence in these markets;
         - anticipated trends in our financial condition and results of operations; and
         - our ability to distinguish ourselves from our current and future competitors.

We do not undertake to update, revise or correct any forward-looking statements.

         The information contained in this report is not a complete description of our business or the risks associated with an investment in our Common Stock. Before deciding to buy or maintain a position in our Common Stock, you should carefully review and consider the various disclosures we made in this report, and in our other materials filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 1999 that discuss our business in greater detail and that also disclose various risks, uncertainties and other factors that may affect our business, results of operations or financial condition.

         Any of the factors described alone or in the "Risk Factors" section could cause our financial results, including our net income (loss) or growth in net income (loss) to differ materially from prior results.

OVERVIEW

         We are a Delaware corporation that was formed July 14, 1989 under the name CXR Corp. to hold the shares of two of our three present direct wholly-owned operating subsidiaries, CXR Telcom Corporation, a Delaware corporation and CXR, S.A., a company organized under the laws of France. These two subsidiaries manufacture, assemble and distribute transmission and network access products and telecommunications test instruments. We amended our certificate of incorporation to change our name to CXR Corporation in October 1989 and then to MicroTel International, Inc. in March 1995.

         On March 26, 1997 we acquired our third present direct wholly-owned operating subsidiary, XIT Corporation. XIT Corporation was a private, closely-held New Jersey corporation that was formed in 1983 and had been operating in the United States, England and Japan as a designer, manufacturer and marketer of information display and input products and printed circuit boards for the international telecommunications, medical, industrial, military and aerospace markets.

         Our acquisition of XIT Corporation occurred in the form of a merger of a newly formed and wholly-owned subsidiary of our company with and into XIT Corporation. The merger involved an exchange by the former shareholders of XIT Corporation of all of the outstanding shares of XIT Corporation for newly issued shares of MicroTel International, Inc. representing a majority ownership interest in MicroTel International, Inc. Because the merger resulted in a change in control of MicroTel International, Inc., the merger was accounted for as a reverse acquisition, and historical financial information of XIT Corporation is used as the historical financial information of MicroTel International, Inc.

         We previously organized our operations in three business segments:

         -        Instrumentation and Test Equipment;
         -        Components and Subsystem Assemblies; and
         -        Circuits.

         In an effort to focus our attention and working capital on our telecommunications test instruments and our transmission and network access products, we sold substantially all of the assets of XCEL Arnold Circuits, Inc. in April 1998 and sold substantially all of the assets of HyComp, Inc., a manufacturer of hybrid circuits, in April 1999.

         In October 2000, we decided to discontinue our circuit segment. We have executed a letter of intent to sell XCEL Etch Tek, our only remaining material circuit board business. We intend to retain our Monrovia, California circuit board manufacturing facility as a captive supplier of circuit boards to XIT Corporation's Digitran Division. We expect that the sale of XCEL Etch Tek will occur on November 21, 2000, although no assurance can be given that we will complete the sale on that date.

         Consequently, through our three direct wholly-owned operating subsidiaries, XIT Corporation, CXR Telcom Corporation and CXR, S.A., and through the divisions and subsidiaries of our subsidiaries, we presently design, manufacture, assemble, and market products and services in the following two business segments:

         -        Telecommunications

                  -        Telecommunications Test Instruments
                           - analog and digital test instruments used in the installation, maintenance, management and optimization of public and private communication networks

                  -        Transmission and Network Access Products
                           - range of products for accessing the public and private networks for the transmission of data, voice and video

         -        Electronic Components
                           -        digital switches; and
                           -        electronic power supplies.

         Our sales are primarily in North America, Europe and Asia. Although a majority of our sales for the periods covered in this report were to customers in the telecommunications industry, we also have significant sales to industrial, medical, aerospace and military customers.

         Revenues are recorded when products are shipped if shipped FOB shipping point or when received by the customer if shipped FOB destination.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

         The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of total net sales.

                                                                           THREE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                               -------------
                                                                            2000          1999
                                                                            ----          ----
         Net sales...............................................           100%          100%
         Cost of sales...........................................            45            65
                                                                            ----          ----
         Gross profit............................................            55            35

         Selling, general and administrative expenses............            36            37
         Engineering and product development expenses............             4             7
                                                                            ----          ----
         Operating income (loss).................................            15            (9)
         Interest expense........................................            (2)           (1)
         Equity in earnings of unconsolidated affiliates.........             -             -
         Other expense...........................................             3            (1)
                                                                            ----          ----
         Income (loss) from continuing operations before
            income taxes.........................................            16           (11)
         Income taxes............................................             -             -
                                                                            ----          ----
         Income (loss) from continuing operations................            16           (11)
         Loss from discontinued operations.......................            (1)           (5)
         Gain (loss) on disposal of discontinued segment.........            (9)            -
                                                                            ----          ----
         Net income (loss).......................................            6            (16)
                                                                            ====          =====

     CONTINUING OPERATIONS

         NET SALES. Net sales for the three months ended September 30, 2000 increased by $423,000 (6.6%) to $6,871,000 as compared to $6,448,000 for the three months ended September 30, 1999.

         Net sales of our telecommunications products and services for the three months ended September 30, 2000 decreased by $435,000 (11.1%) to $3,487,000, as compared to $3,922,000 for the comparable period in 1999 primarily due to a $1,337,000 decrease in sales of our CXR, S.A. subsidiary from $2,738,000 during the three months ended September 30, 1999 to $1,401,000 during the comparable period in 2000. This decrease in CXR, S.A. sales was primarily due to the late release of budgets of some of CXR, S.A.'s customers and a decline in U.S. Dollar revenue due to translation from the French Franc. An increase in net sales for CXR Telcom in Fremont, California in the amount of $221,000 and the addition of $681,000 in sales for T-Com, LLC, or T-Com, in Sunnyvale, California partially offset this overall decline in net sales. The increase in sales for CXR Telcom primarily resulted from the new CXR HALCYON 700 series test equipment that replaced the older CXR 5200 model that was being phased out in the prior year. The sales of test equipment increased by $401,000 in the first three months of 2000 as compared to the comparable period in 1999.

         Net sales of electronic components for the three months ended September 30, 2000 increased by $858,000 (34.0%) to $3,384,000 as compared to $2,526,000 for the comparable period in 1999 primarily due to an increase in sales of $826,000 of XIT Corporation's Digitran Division. Contributing to this increase was a large order of switches placed by BAE Systems, Canada, which accounted for $504,000 of this increase.

         GROSS PROFIT. Gross profit as a percentage of total net sales increased to 55.2% for the three months ended September 30, 2000 as compared to 34.8% for the comparable period in 1999. In dollar terms, total gross profit increased by $1,546,000 (68.9%) to $3,791,000 for the three months ended September 30, 2000 as compared to $2,245,000 for the comparable period in 1999.

         Gross profit for our telecommunications segment increased in dollar terms by $522,000 (37.2%) to $1,924,000 for the three months ended September 30, 2000 as compared to $1,402,000 for the comparable period in 1999 and increased as a percentage of related net sales from 35.7% in 1999 to 55.2% in 2000 due largely to a more favorable gross profit on sales of products by newly acquired T-Com, and higher gross profit on newer CXR products.

         Gross profit for our electronic components segment increased in total dollar terms by $1,024,000 (121.5%) to $1,867,000 for the three months ended September 30, 2000 as compared to $843,000 for the comparable period in 1999 and increased as a percentage of related net sales from 33.4% in 1999 to 55.2% in 2000 primarily due to improved profit margins in connection with sales made by XIT Corporation which resulted from manufacturing efficiencies, reduced overhead in connection with the move from the Ontario facility to our new Rancho Cucamonga facility, higher production volumes and a larger percentage of higher margin night vision switches. These increases were slightly offset by a decline in profit margin of products sold by our U.K. subsidiary due to lower sales volume.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $82,000 (3.4%) to $2,467,000 for the three months ended September 30, 2000 as compared to $2,385,000 for the comparable period in 1999. This increase is primarily due to an increase in our general and administrative expenses associated with increases in wages due to accrued incentives and administrative expenses from our newly acquired businesses.

         ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses consist primarily of research and product development activities of our telecommunications segment and decreased by $182,000 (39.7%) to $277,000 for the three months ended September 30, 2000 as compared to $459,000 for the comparable period in 1999. The majority of this reduction is due to the transfer of two employees from design engineering to marketing and manufacturing engineering and a reduction in overhead allocations and depreciation at CXR Telcom. Engineering expenses were also reduced by $107,000 at CXR, S.A. in the current quarter primarily due to lower engineering consulting services as compared to the comparable period in 1999.

         OTHER INCOME AND EXPENSE. Interest expense was $110,000 for the three months ended September 30, 2000 as compared to $80,000 for the comparable period in 1999. This slight increase in interest expense was primarily a result of higher interest rates and fees associated with our new credit facility with Wells Fargo Business Credit, Inc. Other income of $177,000 in the 2000 period included a $197,000 gain on the sale of stock of Wi-Lan, Inc., and the reversal of a warranty reserve of $110,000 due to a negotiated settlement for less than the initial demand. The warranty claim was related to sales made by the Company's former HyComp, Inc. subsidiary for alleged faulty products sold before the sale of HyComp, Inc. occurred.

         INCOME TAXES. Income taxes, while nominal in both respective periods, consist primarily of foreign taxes as we are in a loss carryforward position for federal income tax purposes.

     DISCONTINUED OPERATIONS

         As a result of our decision to discontinue our last remaining material circuits subsidiary in October 2000, our circuits segment has been accounted for as discontinued operations. We reported a net loss from discontinued operations of $718,000 for the three months ended September 30, 2000 as compared to a net loss of $292,000 for the three months ended September 30, 1999. The three months ended September 30, 2000 included a loss of $634,000 from the disposal of our discontinued operations.

         Net sales for our circuits business for the three months ended September 30, 2000 increased by $138,000 (25.0%) to $690,000 as compared to $552,000 for the comparable period in 1999 primarily due to our efforts to increase sales in this area to unrelated third parties in connection with a reduction in intercompany sales.

         Selling, general and administrative expenses related to discontinued operations increased by $18,000 (14.0%) to $147,000 for the three months ended September 30, 2000 as compared to $129,000 for the comparable period in 1999 primarily due to the cost of an environmental study that was performed in anticipation of discontinuing operations at this location which as partially offset by a reduction of $21,000 of administrative expenses incurred by HyComp, Inc. in 1999.

     NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

         The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of total net sales.

                                                                           NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                              -------------
                                                                            2000         1999
                                                                            ----         ----
         Net sales...............................................           100%         100%
         Cost of sales...........................................            54           63
                                                                            ----         ----
         Gross profit............................................            46           37

         Selling, general and administrative expenses............            35           44
         Engineering and product development expenses............             4            8
                                                                            ----         ----
         Operating income (loss).................................             6          (14)
         Interest expense........................................            (1)          (1)
         Equity in earnings of unconsolidated affiliates.........            --            4
         Other expense...........................................             2            -
                                                                            ----         ----
         Income (loss) from continuing operations before
            income taxes.........................................             7          (12)
         Income taxes............................................             -            -
                                                                            ----         ----
         Income (loss) from continuing operations................             7          (12)
         Loss from discontinued operations.......................            (2)          (5)
         Gain (loss) on disposal of discontinued segment.........            (3)           2
                                                                            ----         ----
         Net income (loss).......................................             2%         (15)%
                                                                            =====        =====

     CONTINUING OPERATIONS

         NET SALES. Net sales for the nine months ended September 30, 2000 increased by $110,000 (0.6%) to $19,559,000 as compared to $19,449,000 for the nine months ended September 30, 1999.

         Net sales of our telecommunications products and services for the nine months ended September 30, 2000 decreased by $599,000 (5.3%) to $10,680,000, as compared to $11,279,000 for the comparable period in 1999 primarily due to a $1,765,000 decrease in sales of our CXR, S.A. subsidiary from $7,651,000 during the nine months ended September 30, 1999 to $5,886,000 during the comparable period in 2000. This decrease in CXR, S.A. sales was primarily due to the late release of budgets of some of CXR, S.A.'s customers. An increase in net sales for CXR Telcom in Fremont, California in the amount of $485,000 and the addition of $681,000 in sales for T-Com, LLC, or T-Com, in Sunnyvale, California partially offset this overall decline in net sales. The increase in sales for CXR Telcom primarily resulted from the new CXR HALCYON 700 series test equipment that replaced the older CXR 5200 model that was being phased out in the prior year. The sales of test equipment increased by $1,030,000 in the first nine months of 2000 as compared to the comparable period in 1999.

         Net sales of electronic components for the nine months ended September 30, 2000 increased by $714,000 (8.7%) to $8,879,000 as compared to $8,165,000 for the comparable period in 1999 primarily due to an increase in sales of $619,000 of XIT Corporation's Digitran Division. Contributing to this increase was a large order of switches placed by BAE Systems, Canada, which accounted for $646,000 of this increase.

         GROSS PROFIT. Gross profit as a percentage of total net sales increased to 45.6% for the nine months ended September 30, 2000 as compared to 36.9% for the comparable period in 1999. In dollar terms, total gross profit increased by $1,739,000 (24.2%) to $8,914,000 for the nine months ended September 30, 2000 as compared to $7,175,000 for the comparable period in 1999.

         Gross profit for our telecommunications segment increased in dollar terms by $464,000 (10.8%) to $4,766,000 for the nine months ended September 30, 2000 as compared to $4,302,000 for the comparable period in 1999 and increased as a percentage of related net sales from 38.1% in 1999 to 44.6% in 2000 due largely to a more favorable gross profit on sales of products by newly acquired T-Com, and higher gross profit on new CXR Telcom products.

         Gross profit for our electronic components segment increased in total dollar terms by $1,275,000 (44.4%) to $4,148,000 for the nine months ended September 30, 2000 as compared to $2,873,000 for the comparable period in 1999 and increased as a percentage of related net sales from 35.2% in 1999 to 46.7% in 2000 primarily due to improved profit margins in connection with sales made by XIT Corporation which resulted from manufacturing efficiencies, reduced overhead in connection with the move from the Ontario facility to our Rancho Cucamonga facility, higher production volumes and a larger percentage of higher margin night vision switches. These increases were slightly offset by a decline in profit margin of sales of our U.K. subsidiary due to lower sales volume.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $1,571,000 (18.5%) to $6,923,000 for the nine months ended September 30, 2000 as compared to $8,494,000 for the comparable period in 1999. This decrease is attributable to a reduction in selling expenses of $414,000 and a reduction in our general and administrative expenses of $1,157,000 (21.6%) to $4,208,000 for the nine months ended September 30, 2000 as compared to $5,365,000 for the comparable period in 1999. This decrease in general and administrative expense was primarily due to the fact that certain expenses incurred in the comparable period of 1999 were not incurred in 2000. These expenses include a $466,000 expense related to the establishment of a reserve for a note receivable, a $522,000 charge related to our investor relations efforts and a $193,000 charge related to a contingent stock agreement. In addition, during the first nine months of 2000 we continued in our overall cost cutting efforts.

         ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses consist primarily of research and product development activities of our telecommunications segment and decreased by $690,000 (47.2%) to $772,000 for the nine months ended September 30, 2000 as compared to $1,462,000 for the comparable period in 1999. The majority of this reduction is due to eliminating the CXR engineering function in Fremont, California for test instruments and concentrating our engineering efforts in our St. Charles, Illinois facility and the transfer of transmission and network access product engineering to CRS S.A. in France with no additional staffing.

         OTHER INCOME AND EXPENSE. Interest expense was $263,000 for the nine months ended September 30, 2000 as compared to $209,000 for the comparable period in 1999. This increase in interest expense was primarily a result of higher interest rates and fees associated with our new credit facility with Wells Fargo Business Credit, Inc. Other income of $381,000 in the 2000 period included a $197,000 gain on the sale of stock of Wi-Lan, Inc., and the reversal of a warranty reserve of $110,000 for a warranty settlement related to sales made by the Company's former subsidiary, HyComp, Inc. which was sold in April of 1999. Other income also included $727,000 of recorded earnings based on the equity method as a result of earnings related to our former investment in Digital Transmission Systems, Inc., a $175,000 charge for a warranty expense related to the sale of a subsidiary and a $83,000 loss on the sale of a partnership interest. This expense was offset with the net effect of the equity in earnings of the unconsolidated subsidiary and the write-down of our investment in this subsidiary.

         INCOME TAXES. Income taxes, while nominal in both respective periods, consist primarily of foreign taxes as we are in a loss carryforward position for federal income tax purposes.

     DISCONTINUED OPERATIONS

         As a result of our decision to discontinue our last remaining material circuits subsidiary in October 2000, our circuits segment has been accounted for as discontinued operations. We reported a net loss from discontinued operations of $910,000 for the nine months ended September 30, 2000 as compared to a net loss of $618,000 for the nine months ended September 30, 1999. The nine months ended September 30, 2000 also included a loss of $634,000 from the disposal of our discontinued operations as compared to a gain of $331,000 for the comparable period in 1999 for the sale of HyComp, Inc., a subsidiary in our circuits segment.

         Net sales for our circuits business for the nine months ended September 30, 2000 increased by $122,000 (6.2%) to $2,088,000 as compared to $1,966,000 for the comparable period in 1999 primarily due to our efforts to increase sales in this area to unrelated third parties in connection with a reduction in intercompany sales.

         Selling, general and administrative expenses related to our discontinued operations declined by $298,000 (39.6%) to $454,000 for the nine months ended September 30, 2000 as compared to $752,000 for the comparable period in 1999 primarily due to the sale of HyComp, Inc. in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         During the year ended December 31, 1999, we funded our operations primarily through proceeds from our prior line of credit with Congress Financial Corporation or Congress Financial, and revenue generated from our operations. During the nine months ended September 30, 2000, we continued to fund our operations through revenue generated from our operations and through a new line of credit with Wells Fargo Business Credit, Inc.

         During the latter part of 1999, we embarked on a cost reduction program in an effort to improve our cash flow position and profitability. This program included a significant reduction in personnel, the downsizing and relocation of our corporate headquarters and the sale of investments we had in other companies. As described below, these cost measures, together with our new line of credit, have had a positive impact on our company.

         As of December 31, 1999 we had working capital of $1,080,000 and an accumulated deficit of $19,759,000. As of that date, we had $481,000 in cash and cash equivalents and $6,126,000 of accounts receivable. As of September 30, 2000 we had working capital of $2,717,000 and an accumulated deficit of $19,414,000. As of that date, we had $694,000 in cash and cash equivalents and $5,804,000 of accounts receivable.

         Cash used in our operating activities totaled $619,000 for the nine months ended September 30, 2000 as compared to cash provided by operating activities of $579,000 for the nine months ended September 30, 1999. This decrease in cash provided by operations during the nine months ended September 30, 2000 resulted primarily from payments of $2,668,000 to reduce accounts payable and accrued expenses. This decrease was partially offset by our vigorous accounts receivable collection efforts which provided cash of $1,179,000 during this period.

         Cash provided by our investing activities totaled $791,000 for the nine months ended September 30, 2000 as compared to cash used in investing activities of $121,000 for the nine months ended September 30, 1999. Included in the current period's results is $520,000 from the sale of shares of common stock we held in Digital Transmission Systems, Inc. and $918,000 from the sale of shares of common stock we held in Wi-Lan, Inc. Partially offsetting this investing cash flow was the acquisition of Belix, Inc. which used net cash of $592,000 and the acquisition of the assets of T-Com which used $83,000 in cash.

         Cash provided by financing activities totaled $389,000 for the nine months ended September 30, 2000 as compared to cash used of $685,000 for the nine months ended September 30, 1999 primarily due to the reduction in notes payable and long term debt.

         On June 23, 2000, our credit facility with Congress Financial expired. Congress Financial extended this facility through August 14, 2000. On August 16, 2000, we obtained a credit facility from Wells Fargo Business Credit, Inc. This facility provides for a revolving loan of up to $3,000,000 secured by our inventory and accounts receivable and a term loan in the amount of $687,000 secured by our machinery and equipment. The annual interest rate on both portions of the credit facility is the prime rate plus 2%. The facility contains a performance-based interest reduction feature. Based upon our current and expected financial performance, we anticipate a reduction in the interest rate to the prime rate plus 1% upon completion of the audit of our financial statements for the year ended December 31, 2000. The balance outstanding under this credit facility was $2,144,000 on September 30, 2000. There was $342,000 of additional borrowings available as of September 30, 2000. The credit facility expires on August 23, 2003. Our foreign subsidiaries have obtained credit facilities with Lloyds Bank in England, Banc National du Paris, Societe General and Banque Hervet in France and Johan Tokyo Credit Bank in Japan.

         We believe that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, including our credit facility with Wells Fargo Business Credit, Inc., will be adequate to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months. If, however, our capital requirements or cash flow vary materially from our current projections or if unforeseen circumstances occur, we may require additional financing sooner than we anticipate. Failure to raise necessary capital could restrict our growth, limit our development of new products or hinder our ability to compete.

         The consolidated condensed financial statements included in this report have been prepared assuming we will continue as a going concern. During the years ended December 31, 1999, 1998 and 1997, we experienced significant operating losses. Additionally, we were in default of our previously outstanding domestic credit facility agreement because we were not in compliance with an adjusted net worth covenant contained in that agreement. These factors raised substantial doubt about our ability to continue as a going concern and led our independent certified public accountants to modify their unqualified opinion to include an explanatory paragraph related to our ability to continue as a going concern. The consolidated condensed financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty. Although we are reporting income from continuing operations for the three and nine months ended September 30, 2000 and we have replaced our previous domestic credit facility, there can be no assurance that we will continue to be profitable or that we will be able to generate necessary additional capital in the future.

IMPACT OF YEAR 2000

         To date, we have not experienced any material effects related to computer operations and the arrival of the year 2000. Management does not expect any disruptions due to the year 2000, because management believes all its current systems are year 2000 compliant.

         At some of our domestic facilities, we installed accounting and operations management computer applications that are year 2000 compliant and operate on computer operating systems that are also year 2000 compliant. We did not initiate these changes in application and operating software systems in order to accommodate the year 2000 issue but rather to upgrade and enhance its management information systems capability. As a part of our selection criteria, we considered the impact of the year 2000 issue. We have not experienced year 2000 disruptions with our suppliers or customers, and management believes that our suppliers and customers are year 2000 compliant with respect to their systems that could affect us.

         Although no significant problems have materialized to date, we will continue to monitor our systems throughout the year 2000.

EFFECTS OF INFLATION

         The impact of inflation and changing prices has not been significant on the financial condition or results of operations of either us or our operating subsidiaries.

EURO CONVERSION

         Our operating subsidiaries located in France and the United Kingdom have combined net sales from operations approximating 36% of our total net sales for the nine months ended September 30, 2000. Net sales from the French subsidiary participating in the Euro conversion were 27% of our net sales for the nine months ended September 30, 2000. We continue to review the impact of the Euro conversion on our operations.

         In 1998, our European operations took steps to ensure their capability of entering into Euro transactions as of January 1, 1999. No material changes to information technology and other systems were necessary to accommodate these transactions because such systems already were capable of using multiple currencies.

         While it is difficult to assess the competitive impact of the Euro conversion on our European operations, at this time we do not foresee any material impediments to our ability to compete for orders from customers requesting pricing using the new exchange rate. Since we have no significant direct sales between our United States and European operations, we regard exchange rate as nominal.

RISK FACTORS

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT WHICH MAY CONTINUE IN THE FUTURE AND WHICH MAY ADVERSELY IMPACT OUR BUSINESS AND OUR STOCKHOLDERS.

         Our consolidated financial statements have been prepared assuming we will continue as a going concern. We incurred significant net operating losses in each of the years ended December 31, 1999, 1998 and 1997. We realized a net loss of approximately $4.6 million for the twelve months ended December 31, 1999, as compared to incurring a net loss of approximately $1.2 million for the twelve months ended December 31, 1998 and a net loss of approximately $9.7 for the twelve months ended December 31, 1997. Additionally, we were in default of our previously outstanding domestic credit facility agreement because we were not in compliance with an adjusted net worth covenant contained in that agreement. These factors raised substantial doubt about our ability to continue as a going concern and led our independent certified public accountants to modify their unqualified opinion to include an explanatory paragraph related to our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         For the nine-month period ended September 30, 2000, we reported net income of approximately $0.4 million. Our accumulated deficit and accumulated comprehensive loss through September 30, 2000 were approximately $19.4 million and $0.7 million, respectively, and as of that date we had a total stockholders' equity of approximately $5.3 million. We expect to realize net income during the quarter and year ended December 31, 2000. However, there is no assurance that we actually will realize net income for these periods or maintain profitable operations in the future. If we are unable to do so, there may be a material adverse effect on our cash flows, which could cause us to violate covenants under our credit facility and could impede our ability to raise capital, if needed, through debt or equity financing.

THE MARKETS IN WHICH WE COMPETE ARE HIGHLY COMPETITIVE. WE EXPECT THEM TO BECOME MORE COMPETITIVE IN THE FUTURE, WHICH COULD RESULT IN SIGNIFICANT PRICE COMPETITION, REDUCED REVENUES, LOWER PROFIT MARGINS OR LOSS OF MARKET SHARE.

         The telecommunications and electronic hardware markets are highly competitive. These markets may experience pricing and margin pressure that could adversely affect our business, financial condition and operating results. A number of development stage companies and major domestic and international companies offer products and services within the same markets that we target. Some of our competitors and potential competitors have larger technical staffs, more established and larger marketing and sales organizations and significantly greater financial resources than us. Our competitors may develop products and services that are superior to ours or that achieve greater market acceptance. Our future success will depend significantly upon our ability to increase our share of our target markets and to sell additional products, product enhancements and services to our customers. Competition may decrease:

         -        our market share;
         -        the prices we receive for our products and services;
         -        our revenues; and/or
         -        our profit margins.

Any of these decreases could adversely affect our business, financial condition and operating results. As a result, we may not be able to compete successfully.

IN ORDER TO COMPETE SUCCESSFULLY, WE MUST KEEP PACE WITH THE RAPID CHANGES INVOLVING THE ELECTRONICS HARDWARE INDUSTRY.

         The electronics hardware industry is characterized by rapid technological advances, changes in customer requirements, evolving industry standards and frequent new product and services introductions and enhancements. New products and services based on new technologies or new industry standards may quickly render existing products and services obsolete. Our future success will depend upon our ability to enhance our current products and services and to develop and introduce new products and services that keep pace with technological developments, respond to the growth in the markets in which we compete, encompass evolving customer requirements and achieve market acceptance. Any failure on our part to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in developing or introducing new products and services, could result in a loss of competitiveness, revenues, profit margins or market share. There is no assurance that any new products, services or enhancements which we develop will achieve market acceptance.

WE RELY ON A RELATIVELY LIMITED NUMBER OF CUSTOMERS, AND THE LOSS OF ANY SIGNIFICANT CUSTOMER COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL CONDITION.

         We derive a significant portion of our revenues from a relatively limited number of customers. For the nine months ended September 30, 2000, our ten largest customers accounted for approximately 36% of our revenues. We anticipate that our ten largest customers will continue to account for a large portion of our revenues for the foreseeable future. The loss of any one or more of these major customers would likely have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

OUR LACK OF LONG-TERM PURCHASE ORDERS OR COMMITMENTS MAY AFFECT OUR BUSINESS IF DEMAND IS REDUCED.

         During the nine months ended September 30, 2000, the sale of telecommunications equipment and related services accounted for approximately 55% of our total sales. In many cases we have long-term contracts with our telecommunications customers but do not receive long-term purchase orders or commitments under such contracts. Rather, we receive purchase orders for only such quantities of telecommunications equipment as are required from time to time by our customers.

         During the nine months ended September 30, 2000, the sale of electronic components accounted for approximately 45% of our total sales. In some cases we have long-term contracts with our electronic components customers. However, in most cases, we receive purchase orders for only such quantities of electronic components as are required from time to time by our customers.

         Accordingly, we are highly dependent on the successful sales of our telecommunications products and electronic components. A significant reduction in sales of these products resulting from changes in industry, including the entry of new competitors into the market, from the introduction of new or improved technology or an unanticipated shift in the needs of our customers, or for other reasons, would have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

OUR BUSINESS COULD SUFFER IF WE ARE UNABLE TO OBTAIN COMPONENTS OF OUR PRODUCTS FROM OUTSIDE SUPPLIERS.

         The major components of our products include circuit boards, microprocessors, chipsets and memory components. Most of these components are available from multiple sources. However, certain components used in our products are currently obtained from single or limited sources. Certain modem chipsets used in our data communications products have been in short supply and are frequently on allocation by semiconductor manufacturers. Similar to others in the electronics industry, we recently have, from time to time, experienced difficulty in obtaining certain components. We do not have guaranteed supply arrangements with any of our suppliers, and there can be no assurance that these suppliers will continue to meet our requirements. Shortages of components could not only limit our production capacity but also could result in higher costs due to the higher costs of components in short supply or the need to utilize higher cost substitute components. An extended interruption in the supply of any of these components or a reduction in their quality or reliability would have a material adverse effect on our financial condition and results of operations. While we believe that with respect to our single source components we could obtain similar components from other sources, we could be required to alter product designs to use alternative components. There can be no assurance that severe shortages of components will not occur in the future that could increase the cost or delay the shipment of our products and have a material adverse effect on our financial condition and results of operations. Significant increases in the prices of these components could also have a material adverse effect on our results of operations because we may not be able to adjust product pricing to reflect the increases in component costs.

OUR COMMITMENT OF SIGNIFICANT RESOURCES AND EXPANSION OF OUR ACTIVITIES ABROAD COULD PROVE TO BE UNPROFITABLE DUE TO RISKS INHERENT IN INTERNATIONAL BUSINESS ACTIVITIES.

         Sales of our products and services to customers located outside the United States accounted for approximately 48% of our net sales for the nine months ended September 30, 2000. We expect to commit resources in the foreseeable future to expand our operations abroad. Accordingly, we are subject to a number of risks associated with international business activities that could adversely affect our operations abroad and slow our growth. These risks generally include, among others:

         -        foreign currency fluctuations;
         -        differing technological advances, preferences or requirements;
         -        difficulties in managing and staffing our foreign operations;
         -        increased collection risks;
         -        tariffs and other trade restrictions; and
         -        general economic conditions.

Any of these risks could adversely affect our business, financial condition and operating results.

THERE ARE RISKS THAT OUR PRODUCTS MAY BE RETURNED BY OUR CUSTOMERS.

         We are exposed to the risk of product returns from our customers as a result of returns due to defective products or product components. Generally, our electronic components carry a one-year limited parts and labor warranty and our telecommunications products carry a two-year limited parts and labor warranty. Typically our telecommunications products may be returned within 30 days of purchase if a new order is received, and the new order will be credited with 80% of the selling price of the returned item. Products returned under warranty typically are tested and repaired or replaced at our option. Historically, product returns have not had a material impact on our operations or financial condition. While we believe that product returns should not be material in future periods, it is expected that a relatively modest number of returns will continue. However, there can be no assurance that significant levels of product returns will not occur in the future, which may have a material adverse effect on our operations.

IF WE ARE UNABLE TO SUCCESSFULLY CONSUMMATE ADDITIONAL ACQUISITIONS, OUR LONG-TERM COMPETITIVE POSITIONING MAY SUFFER.

         Our business strategy has included growth through acquisitions. We consider acquisitions that improve our competitive capabilities in our businesses or provide additional market penetration or business opportunities in areas that are consistent with our business plan. Identifying and pursuing strategic acquisition opportunities and integrating acquired products and businesses requires a significant amount of management time and skill. Acquisition transactions are accompanied by a number of risks, including, among other things:

         - the difficulty of assimilating the operations, technology and personnel of the acquired companies;
         -        the potential disruption of our ongoing business;
         -        expenses associated with the transactions;
         - additional expenses associated with amortization of acquired intangible assets;
         - the difficulty of maintaining uniform standards, controls, procedures and policies;
         - the impairment of relationships with employees and customers as a result of any integration of new management personnel; and

         - the potential unknown liabilities associated with acquired businesses.

If we proceed with future acquisitions, our failure to adequately address these issues could have a material adverse effect on our business, results of operations and financial condition.

WE RELY HEAVILY ON OUR KEY EMPLOYEES, AND THE LOSS OF THEIR SERVICES COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

         Our success is highly dependent upon the continued services of key members of our management, including our Chairman of the Board, President and Chief Executive Officer, Carmine T. Oliva, and our Executive Vice President, Graham Jefferies. The loss of Mr. Oliva, Mr. Jefferies or one or more other key members of management could have a material adverse effect on us. We have not entered into any employment agreement with any executive officer of our company other than with Mr. Oliva and Mr. Jefferies. We maintain key-man life insurance on Mr. Oliva and Mr. Jefferies. However, we cannot assure you that we will be able to maintain this insurance in effect or that the coverage will be sufficient to compensate us for the loss of the services of Mr. Oliva or Mr. Jefferies.

THE UNPREDICTABILITY OF OUR QUARTERLY OPERATING RESULTS MAY CAUSE THE PRICE OF OUR COMMON STOCK TO FLUCTUATE.

         Our quarterly operating results have varied in the past and may continue to fluctuate significantly in the future due to a number of factors, many of which are beyond our control. If our operating results do not meet the expectations of investors, our stock price may decline. Fluctuations in our operating results may result from a number of factors, including the following:

         - the number of purchasers of our electronics hardware products and the volume of products purchased by those purchasers;
         -        the demand for our electronics hardware products worldwide;
         - the prices that we are able to charge for our products and services;
         - costs related to possible acquisitions of new technologies and businesses;
         - changes affecting the telecommunications industry, including consolidations and restructuring of United States and foreign telephone companies;
         - changes affecting the electronics industry, including the contraction of military, commercial, governmental and aerospace spending;
         - the amount and timing of capital expenditures and other costs relating to the expansion of our business; and
         -        general economic conditions.

         We believe that period-to-period comparisons of our operating results will not necessarily be meaningful in predicting future performance.

OUR FAILURE TO MANAGE GROWTH EFFECTIVELY COULD IMPAIR OUR BUSINESS.

         Our strategy envisions a period of rapid growth that may put a strain on our administrative and operational resources. While we believe that we have established a significant infrastructure to support growth, our ability to effectively manage growth will require us to continue to expand the capabilities of our operational and management systems and to attract, train, manage and retain qualified engineers, technicians, salespersons and other management personnel. There can be no assurance that we will be able to do so. If we are unable to successfully manage our growth, our business, prospects, financial condition, results of operations and cash flows could be adversely affected.

BECAUSE WE BELIEVE THAT PROPRIETARY RIGHTS ARE MATERIAL TO OUR SUCCESS, MISAPPROPRIATION OF THESE RIGHTS OR CLAIMS OF INFRINGEMENT OR LEGAL ACTIONS RELATED TO INTELLECTUAL PROPERTY COULD ADVERSELY IMPACT OUR FINANCIAL CONDITION.

         Our future success will be highly dependent on proprietary technology, particularly in our telecommunications business. However, we do not hold any patents and we currently rely on a combination of contractual rights, copyrights, trademarks and trade secrets to protect our proprietary rights. Our management believes that because of the rapid pace of technological change in the industries in which we operate, the legal intellectual property protection for our products is a less significant factor in our success than the knowledge, abilities and experience of our employees, the frequency of our product enhancements, the effectiveness of our marketing activities and the timeliness and quality of our support services. Consequently, we rely to a great extent on trade secret protection for much of our technology. However, there can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors or customers will not independently develop comparable or superior technologies or obtain unauthorized access to our proprietary technology.

         We may receive infringement claims from third parties relating to our products and technologies. In such event, we intend to investigate the validity of any such claims and, if we believe the claims have merit, we intend to respond through licensing or other appropriate actions. Certain of these claims may relate to technology included in components purchased by us from third party vendors for incorporation into our products. In such event, we would forward these claims to the appropriate vendor. If we or our component manufacturers were unable to license or otherwise provide any such necessary technology on a cost-effective basis, we could be prohibited from marketing products containing that technology, incur substantial costs in redesigning products incorporating that technology, or incur substantial costs defending any legal action taken against us, all of which could have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

IF WE FAIL TO COMPLY WITH ENVIRONMENTAL REGULATIONS, WE COULD FACE SIGNIFICANT LIABILITIES.

         We are subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used in our circuit board manufacturing processes. Any failure to comply with present and future regulations could subject us to future liabilities or the suspension of production. These regulations could also restrict our ability to expand our facilities or could require us to acquire costly equipment or to incur other significant expenses to comply with environmental regulations. We may also from time to time be subject to lawsuits with respect to environmental matters. The extent of our liability under any such suit is not determinable and may have a material adverse affect on us.

IF OUR PRODUCTS FAIL TO COMPLY WITH EVOLVING GOVERNMENT AND INDUSTRY STANDARDS AND REGULATIONS, WE MAY HAVE DIFFICULTY SELLING OUR PRODUCTS.

         We design our products to comply with a significant number of industry standards and regulations, some of which are evolving as new technologies are deployed. In the United States, our telecommunications products must comply with various regulations defined by the United States Federal Communications Commission, or FCC, and Underwriters Laboratories as well as industry standards established by Telcordia Technologies, Inc., formerly Bellcore, and the American National Standards Institute. Internationally, our telecommunications products must comply with standards established by the European Committee for Electrotechnical Standardization, the European Committee for Standardization, the European Telecommunications Standards Institute, telecommunications authorities in various countries as well as with recommendations of the International Telecommunications Union. The failure of our products to comply, or delays in compliance, with the various existing and evolving standards could negatively impact our ability to sell our products.

FINANCIAL STATEMENTS OF OUR FOREIGN SUBSIDIARIES ARE PREPARED USING THE RELEVANT FOREIGN CURRENCY WHICH MUST BE CONVERTED INTO UNITED STATES DOLLARS FOR INCLUSION IN OUR CONSOLIDATED FINANCIAL STATEMENTS. AS A RESULT, EXCHANGE RATE FLUCTUATIONS MAY ADVERSELY IMPACT OUR REPORTED RESULTS OF OPERATIONS.

         We have established and acquired international subsidiaries, which prepare their balance sheets in the relevant foreign currency. In order to be included in our consolidated financial statements, these balance sheets are converted, at the then current exchange rate, into United States dollars and the statements of operations are converted using weighted average exchange rates for the applicable period. Foreign currency denominated sales may result in gains and losses on the conversion to United States dollars. Therefore, exchange rate fluctuations can have a detrimental effect on our earnings or on our ability to compete. We do not intend to, nor have we historically entered into, forward currency contracts or hedging arrangements in an effort to mitigate our currency exposure.

THE LIMITATION ON OUR USE OF NET OPERATING LOSS CARRYFORWARDS MAY NEGATIVELY IMPACT OUR RESULTS OF OPERATIONS AND CASH FLOWS.

         We have substantial net operating loss, or NOL, carryforwards for federal and state tax purposes. Because of our ownership changes resulting from a merger in 1997, the use of these NOL carryforwards to offset future taxable income will be limited. To the extent we are unable to fully use these NOL carryforwards to offset future taxable income, we will be subject to income taxes on such future taxable income, which will negatively impact our results of operations and cash flows.

OUR STOCK PRICE MAY BE VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS PURCHASING SHARES OF OUR COMMON STOCK.

         The market prices of securities of technology-based companies, including electronics hardware companies, currently are highly volatile. The market price of our common stock has fluctuated significantly in the past. The market price of our common stock may continue to exhibit significant fluctuations in response to the following factors, some of which are beyond our control:

         -        variations in our quarterly operating results;
         - changes in market valuations of similar companies and stock market price and volume fluctuations generally;
         - economic conditions specific to the electronics hardware industry;
         - announcements by us or our competitors of new or enhanced products, technologies or services or significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;
         -        regulatory developments;
         -        additions or departures of key personnel; and
         -        future sales of our common stock or other securities.

         The price at which you purchase shares of common stock may not be indicative of the price of our stock that will prevail in the trading market. You may be unable to sell your shares of common stock at or above your purchase price, which may result in substantial losses to you. Moreover, in the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources.

BECAUSE WE ARE SUBJECT TO THE "PENNY STOCK" RULES, THE LEVEL OF TRADING ACTIVITY IN OUR STOCK MAY BE REDUCED.

         Broker-dealer practices in connection with transactions in "penny stocks" are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks, like shares of our common stock, generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on Nasdaq). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell these securities to persons other than established customers and "accredited investors" must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

WE MAY NEED ADDITIONAL CAPITAL IN THE FUTURE AND ADEQUATE FINANCING MAY NOT BE AVAILABLE.

         Our future capital requirements will depend upon many factors, including the magnitude of our sales and marketing efforts, the development of new products and services, possible future strategic acquisitions, the progress of our research and development efforts and the status of competitive products and services. We believe that current and future available capital resources will be adequate to fund our operations for the foreseeable future. However, to the extent we are in need of any additional financing, there can be no assurance that any such additional financing will be available to us on acceptable terms, or at all. If additional funds are raised by issuing equity securities, further dilution to the existing stockholders may result. If adequate funds are not available, we may be required to delay, scale back or eliminate our marketing efforts or to obtain funds through arrangements with partners or others that may require us to relinquish rights to certain of our technologies or potential products, services or other assets. Accordingly, the inability to obtain such financing could adversely affect our business, financial condition and results of operations.

BECAUSE OUR STOCK IS NOT LISTED ON A NATIONAL SECURITIES EXCHANGE, YOU MAY FIND IT DIFFICULT TO DISPOSE OF OR OBTAIN QUOTATIONS FOR OUR COMMON STOCK.

         Until May 12, 1999, our common stock was quoted on the Nasdaq SmallCap Market. We were unable to maintain the minimum bid price of $1.00 per share and our stock was delisted from that market.

Since May 13, 1999, our common stock has been traded under the symbol "MCTL" on the OTC Bulletin Board. Because our stock trades on the OTC Bulletin Board rather than on a national securities exchange, you may find it difficult to either dispose of, or to obtain quotations as to the price of, our common stock.

IF YOU PURCHASE SHARES OF OUR COMMON STOCK, YOU SHOULD NOT EXPECT TO DERIVE CASH DIVIDENDS FROM YOUR INVESTMENT.

         Our line of credit with Wells Fargo Business Credit, Inc. prohibits the payment of cash dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future. We intend to use any profits to finance the further development and growth of our business.

OUR PREFERRED STOCK MAY DELAY OR PREVENT A TAKEOVER OF OUR COMPANY POSSIBLY PREVENTING YOU FROM OBTAINING HIGHER STOCK PRICES FOR YOUR SHARES.

         Our board of directors has the authority to issue up to 10,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights of those shares, without any further vote or action by our stockholders. Of these shares, 250 have been designated as Series A Preferred, 200 of which were issued and 25 of which are currently outstanding. In addition, 150,000 shares have been designated as Series B Preferred Stock, 150,000 of which have been issued and are currently outstanding. The rights of the holders of our common stock are subject to the rights of the holders of our currently outstanding preferred stock and will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that we may issue in the future. The issuance of preferred stock, while providing desired flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, thereby delaying, deferring or preventing a change in control of our company. Furthermore, such preferred stock may have other rights, including economic rights senior to the common stock, and, as a result, the issuance thereof could adversely affect the market value of our common stock.

THE ANTI-TAKEOVER EFFECTS OF DELAWARE LAW COULD ADVERSELY AFFECT THE PERFORMANCE OF OUR STOCK.

         Section 203 of the General Corporation Law of Delaware prohibits us from engaging in certain business combinations with interested stockholders, as defined by statute. These provisions may have the effect of delaying or preventing a change in control of our company without action by our stockholders, even if a change in control would be beneficial to our stockholders, and therefore could adversely affect the price of our common stock.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The results and financial condition of the Company's international operations are affected by changes in exchange rates between certain foreign currencies and the United States dollar. The Company's exposure to fluctuations in currency exchange rates has increased as a result of the growth of the Company's international subsidiaries. The functional currency for each of the Company's international subsidiaries is the local currency of the subsidiary. Accordingly, fluctuations of such currencies relative to the United States dollar could have an effect on the Company's consolidated financial statements. The Company does not intend to, nor has the Company historically entered into, forward currency contracts or hedging arrangements in an effort to mitigate the Company's currency exposure.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         The Registrant is not a party to any material pending legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         In July 2000, the Company issued options to purchase up to 100,0000 shares of common stock at an exercise price of $.50 per share to each of the Company's two non-employee directors.

         In August 2000, the Company issued 40,000 shares of common stock to one investor in connection with the exercise of warrants with an exercise price of $.25 per share.

         In September 2000, the Company issued 20,000 shares of common stock to one investor in connection with the exercise of warrants with an exercise price of $.25 per share.

         In September 2000, the Company issued 150,000 shares of Series B Preferred Stock ("Series B Shares") in connection with the acquisition of substantially all of the assets of T-Com, LLC, a Delaware limited liability company. The Series B Shares become convertible into shares of common stock of the Company in three equal lots of 50,000 Series B Shares each at the end of six, twelve and eighteen months, respectively, following the acquisition closing date of September 22, 2000. Each Series B Share will be convertible into ten common shares, and conversion rights will be cumulative, with all 150,000 Series B Shares being convertible into common stock after eighteen months. The Series B Shares have a liquidation preference of $6.40 per share. This liquidation preference means that upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Series B Shares will be entitled to receive, subject to prior preference and distribution to holders of Series A Preferred Stock, but prior and in preference to any distribution of the assets of the Company to the holders of common stock by reason of their ownership of shares of common stock, $6.40 per Series B Share.

         The Company may redeem outstanding and unconverted Series B Shares for cash at a price per share equal to $7.36 by giving 20 days' prior written notice to the holders of Series B Shares to be redeemed. If less than all of the Series B Shares are to be optionally redeemed, the particular Series B Shares to be redeemed shall be selected by lot or by such other equitable manner determined by the Company's board of directors. The Company may not, however, redeem Series B Shares if there is an insufficient number of authorized and reserved shares of common stock for this purpose, to the extent the Series B Shares are subject to a lock-up, or to the extent the Company receives a conversion notice for Series B Shares prior to the redemption date. If the Company fails to pay the redemption price after calling any Series B Shares for optional redemption, the Company will have no further option to redeem Series B Shares.

         The issuances of securities of the Company in the above-referenced transactions were effected in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, on the basis that such transactions did not involve any public offering and the purchasers were sophisticated with access to the kind of information registration would provide.

         No dividends on the Company's common stock have been paid by the Company to date. The Company's line of credit with Wells Fargo Business Credit, Inc. prohibits the payment of cash dividends on the Company's common stock. The Company currently intends to retain future earnings to fund the development and growth of the Company's business and, therefore, does not anticipate paying cash dividends on the Company's common stock within the foreseeable future. Any future payment of dividends on the Company's common stock will be determined by the Company's board of directors and will depend on the Company's financial condition, results of operations, contractual obligations and other factors deemed relevant by the Company's board of directors.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  (a)    EXHIBITS

          4.1 Certificate of Designations, Preferences and Rights of Series B Preferred Stock of the Company

         10.1 Asset Purchase Agreement effective September 1, 2000 by and among the Company, CXR Telcom Corporation and T-Com, LLC

         10.2 Letter agreement dated October 2, 2000 among the Company, CXR Telcom Corporation and T-Com, LLC relating to Asset Purchase Agreement by and among the same parties

         10.3 Bill of Sale and Assignment and Assumption Agreement dated as of September 22, 2000 between T-Com, LLC and CXR Telcom Corporation

         10.4 Credit and Security Agreement dated as of August 16, 2000 by and among XIT Corporation, CXR Telcom Corporation and Wells Fargo Business Credit, Inc.

         10.5 Revolving Note dated August 16, 2000 in the principal sum of $3,000,000 made by CXR Telcom Corporation and XIT Corporation in favor of Wells Fargo Business Credit, Inc.

         10.6 Term Note dated August 16, 2000 in the principal sum of $646,765 made by XIT Corporation in favor of Wells Fargo Business Credit, Inc.

         10.7 Term Note dated August 16, 2000 in the principal sum of $40,235 made by CXR Telcom Corporation in favor of Wells Fargo Business Credit, Inc.

         10.8 Guarantee dated August 16, 2000 made by Carmine T. Oliva in favor of Wells Fargo Business Credit, Inc.

         10.9 Waiver of Interest dated August 16, 2000 made by Georgeann Oliva in favor of Wells Fargo Business Credit, Inc.

         10.10 Guarantee dated August 16, 2000 made by the Company in favor of Wells Fargo Business Credit, Inc.

         10.11 Guarantor Security Agreement dated August 16, 2000 made by the Company in favor of Wells Fargo Business Credit, Inc.

         27.1  Financial Data Schedule

  (b)    REPORTS ON FORM 8-K

                  A report on Form 8-K was filed on August 21, 2000 to report under Item 5 - Other Events the Registrant's entry into a credit agreement with Wells Fargo Business Credit, Inc.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        MICROTEL INTERNATIONAL, INC.

Dated: November 20, 2000            By: /s/ CARMINE T. OLIVA
                                       ----------------------------------------
                                             Carmine T. Oliva, Chairman of the
                                             Board, Chief Executive Officer
                                             (principal executive officer) and
                                             President


                                    By: /s/ RANDOLPH D. FOOTE
                                       ----------------------------------------
                                             Randolph D. Foote, Chief Financial
                                             Officer (principal financial and
                                             accounting officer)

                                  EXHIBIT INDEX

     Exhibit No.     Description
     -----------     ------------
         4.1         Certificate of Designations, Preferences and Rights of Series
                     B Preferred Stock of the Company

        10.1 Asset Purchase Agreement effective September 1, 2000 by and among the Company, CXR Telcom Corporation and T-Com, LLC

        10.2         Letter agreement dated October 2, 2000 among the Company, CXR
                     Telcom Corporation and T-Com, LLC relating to Asset Purchase
                     Agreement by and among the same parties

        10.3 Bill of Sale and Assignment and Assumption Agreement dated as of September 22, 2000 between T-Com, LLC and CXR Telcom
                     Corporation

        10.4 Credit and Security Agreement dated as of August 16, 2000 by and among XIT Corporation, CXR Telcom Corporation and Wells
                     Fargo Business Credit, Inc.

        10.5 Revolving Note dated August 16, 2000 in the principal sum of $3,000,000 made by CXR Telcom Corporation and XIT Corporation in favor of Wells Fargo Business Credit, Inc.

        10.6 Term Note dated August 16, 2000 in the principal sum of $646,765 made by XIT Corporation in favor of Wells Fargo
                     Business Credit, Inc.

        10.7         Term Note dated August 16, 2000 in the principal sum of
                     $40,235 made by CXR Telcom Corporation in favor of Wells Fargo
                     Business Credit, Inc.

        10.8 Guarantee dated August 16, 2000 made by Carmine T. Oliva in favor of Wells Fargo Business Credit, Inc.

        10.9         Waiver of Interest dated August 16, 2000 made by Georgeann
                     Oliva in favor of Wells Fargo Business Credit, Inc.

        10.10 Guarantee dated August 16, 2000 made by the Company in favor of Wells Fargo Business Credit, Inc.

        10.11        Guarantor Security Agreement dated August 16, 2000 made by the
                     Company in favor of Wells Fargo Business Credit, Inc.

        27.1         Financial Data Schedule


