Form 10-K/A
period 1999-12-31
MICROTEL INTERNATIONAL INC
filed 2000-12-29
CIK 854852

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 2 TO

                                    FORM 10-K

(Mark One)

    /X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended DECEMBER 31, 1999.

    / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to _____________.

                         Commission file number: 1-10346

                          MICROTEL INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                77-0226211
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)


        9485 HAVEN AVENUE, SUITE 100                     91730
             RANCHO CUCAMONGA, CA                      (Zip Code)
   (Address of principal executive offices)

Registrant's telephone number, including area code: (909) 297-2699

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $.0033 PAR VALUE
                                 (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
           Yes   X     No
               ------     ----

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting stock held by nonaffiliates of the registrant computed by reference to the price at which the stock was sold; or the average bid and asked prices of such stock, was $4,803,360 at December 19, 2000.

The number of shares of the issuer's common stock, $.0033 par value, outstanding as of December 19, 2000 was 20,569,759.

DOCUMENTS INCORPORATED BY REFERENCE. List hereunder the following documents if incorporated by reference, and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933: NONE

                                     PART I

ITEM 1.      DESCRIPTION OF BUSINESS........................................................       3

ITEM 2.      PROPERTIES.....................................................................      22

ITEM 3.      LEGAL PROCEEDINGS..............................................................      23

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................      23

                                     PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........      24

ITEM 6.      SELECTED FINANCIAL DATA........................................................      26

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS..........................................................      27

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................      45

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................      46

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE...........................................................      46

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................      46

ITEM 11.     EXECUTIVE COMPENSATION.........................................................      49

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................      61

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................      62

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.........................      67

SIGNATURES   ...............................................................................      68

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE   ...........................     F-1

EXHIBIT INDEX...............................................................................      69

                                     PART I

ITEM 1.         DESCRIPTION OF BUSINESS.

CORPORATE OVERVIEW

         We are a Delaware corporation that was formed July 14, 1989 under the name CXR Corp. to hold the shares of two of our three present direct wholly-owned operating subsidiaries, CXR Telcom Corporation, a Delaware corporation formed in 1984 and based in the United States, and CXR, S.A., a company organized under the laws of France in 1973 and based in France. These two subsidiaries manufacture, assemble and distribute transmission and network access products and telecommunications test instruments . We amended our certificate of incorporation to change our name to CXR Corporation in October 1989 and then to MicroTel International, Inc. in March 1995.

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

         We previously organized our operations in three business segments:

         --       Instrumentation and Test Equipment;
         --       Components and Subsystem Assemblies; and
         --       Circuits.

         In an effort to focus our attention and working capital on our telecommunications test instruments and our transmission and network access products, we sold substantially all of the assets of XCEL Arnold Circuits, Inc. in April 1998 and sold substantially all of the assets of HyComp, Inc., a manufacturer of hybrid circuits, in April 1999.

         In October 2000, we decided to discontinue our circuits segment. On November 28, 2000, we sold XCEL Etch Tek, our only remaining material circuit board business. We intend to retain our Monrovia, California circuit board manufacturing facility as a captive supplier of circuit boards to XIT Corporation's Digitran Division.

         Consequently, through our three direct wholly-owned operating subsidiaries, XIT Corporation, CXR Telcom Corporation and CXR, S.A., and through the divisions and subsidiaries of our subsidiaries, we presently design, manufacture, assemble, and market products and services in the following two business segments:

                  Telecommunications

                  -- Telecommunications Test Instruments (analog and digital test instruments used in the installation, maintenance, management and optimization of public and private communication networks)

                  -- Transmission and Network Access Products (range of products for accessing public and private networks for the transmission of data, voice and video)

                  Electronic Components (digital switches and electronic power supplies)

         Our sales are primarily in North America, Europe and Asia. Although a majority of our sales in 1999 were to customers in the telecommunications industry, we also have significant sales to industrial, medical, aerospace and military customers. Our objective in our telecommunication test instrument and transmission business is to become a leader in quality, cost effective solutions to meet the requirements of telecommunications customers. We believe that we can achieve this objective through customer-oriented product development, superior product solutions, and excellence in local market service and support. Our objective in our electronic components business is to maintain our current market-leading position as the supplier of choice for harsh environment switch and custom power supplies and to use revenues from this segment to fund growth in our test instruments and transmission and network access products segment.

INDUSTRY OVERVIEW

     TELECOMMUNICATIONS TEST INSTRUMENTS, TRANSMISSION AND NETWORK ACCESS
PRODUCTS

         Over the past decade, telecommunications and data communications networks have undergone major growth and have become a critical part of the global business and economic infrastructure. Many factors have contributed to this growth, including:

                  -- a surge in demand for both analog and high-speed Internet access and data transmission service; among other uses, high-speed access enables consumers to access bandwidth intensive content and services, such as highly graphical web sites and audio, video and software downloads, and enables businesses to implement e-commerce strategies, to access the Internet for a variety of purposes and to provide employees with telecommuting capabilities;

                  -- the enactment of the Telecommunications Act of 1996, which has allowed competitive local exchange carriers in the United States to compete with incumbent local exchange carriers, including the regional Bell operating companies, or RBOCs, for local carrier services; and

                  -- an apparent worldwide trend toward deregulation of the communications industry, which may enable a large number of new communications service providers to enter the market.

         Responding to the growing demand for communications services and increased competitive pressures, telecommunications companies and other businesses that rely heavily on information technology are devoting significant resources to the purchase of transmission instruments, such as high-speed modems, through which data and voice information may be transmitted, and test equipment, with which to test, deploy, manage and optimize their communications networks, equipment and services.

         Communications networks historically were based on a limited number of technologies, many of which were designed by a single vendor. Consequently, service providers did not require a wide array of instruments or systems to test and manage their performance. With the deployment of new types of communications equipment, such as broadband, cable and wireless technologies, and the emergence of multi-vendor environments, the process of deploying, testing and managing communications networks has become increasingly complex.

         To support the rapidly changing needs of telecommunications companies and information technology dependent businesses, we believe that telecommunications test instruments, transmission and network access products must offer high levels of functional integration, automation and flexibility to operate across a variety of network protocols, technologies and architectures. Because the competition for subscribers for high-speed bandwidth access is intense, the quality and reliability of network service has become critical to telecommunications companies due to the expense, loss of customers and negative publicity resulting from poor service. Quality and reliability of network service are also important to information technology dependent businesses that rely on the Internet or intranets for a variety of purposes.

         Technicians who use service verification equipment in the field or in central or branch offices allow businesses to verify and repair service problems effectively and, thus, increase the quality and reliability of their networks. We believe that as broadband services are deployed further and as competition for telecommunications subscribers and e-commerce customers proliferates, telecommunications companies and other information technology reliant businesses will increasingly depend on new and improved transmission and integrated access devices and advanced field and central or branch office testing and monitoring solutions. Also, we believe that as multimedia companies and information technology dependent companies emerge and expand, there will be an increased demand for our turnkey solutions that include network design, installation and maintenance.

      ELECTRONIC COMPONENTS

         Electronic components are the building blocks for the high technology applications that feed the information hungry society that is driving today's world economy. The electronic components industry comprises three basic segments, which are active components, passive components and electromechanical components. We compete in the active and electromechanical segments of this industry. These segments can be further segmented by industry into telecommunications, medical, aerospace, military, commercial, industrial and other environments, each of which places constraints defining performance and permitted use of differing grades of components.

         We are active only in the industry segments that are characterized by low volume, high margin and long lead times, namely the aerospace, military, medical and telecommunications segments. To support the myriad industrial, commercial and government entities and agencies that rely on digital switches and electronic power supplies, we believe that our electronic components must offer high levels of reliability and in many cases must be tailored to the size, appearance, functionality and pricing needs of each particular customer.

         The military market, which is a predominant market for our electronic components, makes use of sophisticated electronic subsystems in diverse applications that involve both original equipment and retrofit of existing equipment. In their 1999 annual forecast of the worldwide defense electronics market, the Electronic Industry Association, or EIA, predicted an increase in military electronics spending over the next ten years, while predicting a decline in total defense spending over the same period. The EIA also predicted in that same forecast that beginning in 1998, annual military spending on electronics and information systems would increase by 13% year on year, over the next ten years. The same report estimated that the United States military market, which is a key market for our electronic components business, represents an annual $51.5 billion of spending on electronics and information systems. The market segments are clearly defined, and all are experiencing high growth which is forecast to continue. This has lead to an ever-increasing demand for our electronic components to be delivered in harsh environments, necessitating custom solutions to meet both mechanical and electrical constraints.

         The Digitran Division of our subsidiary XIT Corporation, which was acquired by XIT Corporation from Becton Dickinson in 1985, has been manufacturing digital switches since the division was formed in the 1960s. XCEL Power Systems Ltd., a subsidiary of our subsidiary XCEL Corporation Ltd., has been manufacturing electronic power supplies since 1989.

OUR SOLUTION

         We develop, manufacture and market a broad range of test instruments used by the manufacturers of communications equipment and the operators of public and private telecommunications networks for the installation, maintenance and optimization of advanced communications networks. We develop, manufacture and market various transmission and network access devices used by businesses to efficiently transmit data, voice and video information to destinations within and outside of their respective networks. In addition, we provide customers with turnkey solutions that include network design, installation and maintenance and often incorporate our own networking products with products that we purchase from third-party vendors. We also manufacture and sell electronic components such as digital switches for aerospace and military use and custom electronic power supplies used primarily by aerospace, military and telecommunications customers.

         Our extensive industry knowledge and understanding of our customers' environments, together with our hardware, software and firmware engineering skills and the broad capabilities of our transmission and network access products, test instrumentation products and our sophisticated electronic components, enable us to provide the following features and benefits to our customers:

         HANDHELD DESIGN OF FIELD TEST EQUIPMENT. We design many of our test equipment products to be used in the field. Most of our digital and analog products weigh less than four pounds and offer handheld convenience. The compact, lightweight design of these products enable field technicians to access problems and verify line operation quickly.

         RAPID AND EFFICIENT DIGITAL SERVICES DEPLOYMENT. Our test equipment products allow field and office technicians to test lines rapidly and efficiently to ensure that they are properly connected to the central office and that they can support a specific type and speed of service. In a single device, our products can be used to pre-qualify facilities for services, identify the source of problems and verify the proper operation of newly installed service before handing service over to customers.

         IMPROVED NETWORK QUALITY AND RELIABILITY. Field and office technicians use our test equipment products to diagnose and locate a variety of problems and degradations in telecommunications service. For example, our Sentinel product allows extensive diagnosis and analysis of T-1 lines, which allows service providers to identify and repair problems and to restore service efficiently. As a result, our test equipment products support our customers' need to provide high quality and reliable service.

         BROAD RANGE OF TRANSMISSION AND NETWORK ACCESS PRODUCTS FOR A WIDE RANGE OF APPLICATIONS. We have developed a broad range of industrial grade transmission products that are capable of connecting to a wide range of remote monitoring devices and equipment. Many of these products are designed to operate in extended temperatures and harsh environments and generally exceed the surge protection standards of the industry and are adaptive to wide ranges of AC or DC power inputs. The design of many of our data transmission products enables them to either interface or complement one another. The versatility of this concept has enabled us to offer numerous different product combinations to our customers. These variations include customized selection of data speeds, data interfaces, power inputs, operating temperatures, data formats and power consumption. In addition, our desktop and rack mount transmission product lines allow us to serve both central site data communications needs and remote access and transmission sites on both the enterprise-wide and single location level.

         COMPREHENSIVE CONNECTIVITY. Our telecommunications test instruments, transmission and network access products are the result of significant product research and engineering and are designed to connect to a broad range of operation configurations and to connect over a wide range of prevailing transmission conditions. Our products incorporate a wide range of standard international connectivity protocols as well as proprietary protocols.

         CUSTOMER-DRIVEN FEATURES. Many of our digital switches and each of our power supplies is highly tailored to our customers' needs. We manufacture digital switches for insertion into new equipment as well as for retrofit into existing equipment. Our engineers continually interact with our customers during the design process to ensure that our electronic components are the best available solution for them. For example, based on conversations with our customers, we delivered a compact multiple output power supply to allow BAE Systems to produce a single-heads up display suitable for fitting on a large range of commercial and military aircraft.

         CUSTOMER RELATIONS. Our electronic components business currently enjoys a preferred supplier status with several key accounts, which means that we work in close association with the customer to develop custom products specifically addressing their needs. Our electronic components also are considered qualified products with several key accounts, which means that our products are designed into equipment specifications of some of our customers for the duration of their production of the equipment.

         LONG-TERM RELATIONSHIPS. Market procurement methods encourage long-term relationships between electronic components suppliers and customers, with customers committing to a single source of supply, because of the high cost involved in qualifying a product or its alternative for use. A large proportion of XCEL Power Systems Ltd.'s products are qualified products that have been involved in many hours of flight trials.

OUR STRATEGY

         Our objective is to become a leading provider of telecommunications test instruments, transmission and network access products for a broad range of applications within the global telecommunications industry, in addition to maintaining our market-leading position for our electronic switch and power supply products in the aerospace, military and telecommunications markets. The following are the key elements of our strategy to achieve these objectives:

         CONTINUE TO FOCUS ON TRANSMISSION AND NETWORK ACCESS PRODUCTS AND TEST INSTRUMENT MARKETS. We will continue to focus and expand our efforts in the telecommunications market and develop new products and enhancements to meet or exceed the evolving requirements of both central office and field applications of our technologies. The telecommunications segment constitutes the core of our business and the focus of our growth strategy.

         CONTINUE TO MARKET ELECTRONIC COMPONENTS. We plan to continue to market our electronic components products to their established market niches while identifying opportunities to broaden our customer base for our power supply products.

         CONTINUE TO INVEST IN RESEARCH AND DEVELOPMENT TO ADDRESS HIGH GROWTH MARKET OPPORTUNITIES. We plan to continue investing in markets and technologies that we believe offer substantial growth prospects. For example, we intend to expand our line of universal test equipment products that enable customers to perform digital and analog tests with a single piece of equipment. We believe that the expertise we have developed in creating our existing products will permit us to enhance these products, develop new products and respond to emerging technologies in a cost-effective and timely manner.

         LEVERAGE EXISTING Customer BASE. We believe that many of our existing customers will continue to purchase transmission and network access products and test instrument products and services. We intend to aggressively market new and enhanced products and services to our existing customers. We also believe that our existing customer base represents an important source of references and referrals for new customers.

         PURSUE FOLLOW-ON SALES OPPORTUNITIES. We plan to continue to increase the functionality of our telecommunications products, enabling products to be upgraded by the downloading of software or the addition of hardware to an existing unit, allowing customers to protect their investment in test equipment and generating follow-on sales opportunities as we develop new modules in the future. We plan to continue to approach our existing digital switch customers to determine whether they need additional switches that we do not already manufacture for them.

         DEVELOP AND EXPAND STRATEGIC RELATIONSHIPS. We plan to continue to develop our strategic relationships with transmission and test instrument vendors in order to enhance our product development activities and leverage shared technologies and marketing efforts to build recognition of our brands. In particular, in Europe, we intend to continue to expand our relationships with offshore vendors as a reseller of their products to enhance our position and reputation as a provider of a comprehensive line of test equipment products.

         PURSUE STRATEGIC Acquisitions. The telecommunications test instruments, transmission and network access products markets are large and highly fragmented. We plan to extend our market position by acquiring or investing in complementary businesses or technologies on a selected basis. We believe that acquisitions and joint ventures, such as our acquisition of our CXR HALCYON 700 series of telecommunications test sets in 1997 and our acquisition of T-Com central office telecommunications test sets in 2000, provide an efficient way of expanding our business, product offerings and access to different customers and market niches.

         PURSUE TECHNOLOGY TRANSFER AND LICENSING. We plan to continue our established practice of purchasing or licensing core technologies where this reduces time and cost to market, such as the base platform for our remote access server products purchased from Hayes Corporation.

         DEVELOP CUSTOMER-FOCUSED SOLUTIONS. We design, develop, and manufacture many products and provide services that are tailored to the specific needs of our customers with an emphasis on ease of use. We intend to continue to adapt our core telecommunications technologies to deliver focused products that improve our customers' ability to test and manage increasingly large and complex networks and that are easily used by field technicians and central office personnel.

         EXTEND OUR GLOBAL PRESENCE. Our customers' needs evolve through industry expansion and consolidation as well as with the deployment of new technologies and services. To support our customers more effectively, we intend to augment our sales, marketing and customer support organizations. In particular, we plan to extend the capabilities of our professional services and customer support operations to provide higher levels of consultative services, enhanced application engineering services and access to a wider array of instrument, systems, software and services.

PRODUCTS AND SERVICES

         Our products and services are divided into two main business segments:

                  Telecommunications

                  -- Telecommunications Test Instruments (analog and digital test instruments used in the installation, maintenance, management and optimization of public and private communication networks)

                  -- Transmission and Network Access Products (range of products for accessing public and private networks for the transmission of data, voice and video)

                 Electronic Components (digital switches and electronic power supplies)

OUR TELECOMMUNICATIONS TEST INSTRUMENTS, TRANSMISSION AND NETWORK ACCESS PRODUCTS BUSINESS

         Our telecommunications business comprises telecommunications test equipment and transmission and network access products. During the nine months ended September 30, 2000 and 1999, the sale of telecommunications products, equipment and related services accounted for approximately 50% and 53% of our total revenues, respectively. These equipment and products, many of which are described below, are configured in a variety of models designed to perform analog and digital measurements or to transmit data at speeds varying from low-speed voice grade transmission to high-speed broadband Internet access, including:

         --       Traditional telephone services, such as modems and plain old telephone service, or POTS
         --       Competitive local exchange carriers, or CLECs
         --       Bite error rate test, or BERT
         --       Dial tone multi-frequency, or DTMF
         --       Transmission impairment measurement, or TIMS
         --       Central office and private business exchange, or CO/PBX,
                  services, where the central office houses the local exchange equipment that routes calls to and from customers, and to Internet service providers and long-distance carriers
         --       Digital data services, or DDS, including the USA and worldwide standards described below:

         I.       USA standards, including:

                  --       ISDN, which is an enhanced digital network that
                           offers more bandwidth and faster speed than the
                           traditional telephone network
                  --       Caller identification or caller-ID services
                  --       Digital subscriber line technology, or DSL, which
                           transmits data up to 50 times faster than a conventional dial-up modem using existing copper telephone wires
                  --       Multi-rate symmetric DSL, or MSDSL, which allows the
                           transmission of data over longer distances than single-rate technologies by adjusting automatically or manually the transmission speed
                  --       T-1, which is a standard for digital transmission in
                           North America used by large businesses for broadband access
                  --       FT-1, or fractional T-1, which uses only a selected
                           number of channels from a T-1
                  --       T-3, which is the transmission rate of 44 megabytes
                           per second, or 44 Mbps, with 672 channels
                  --       Digital signal level 0, or DS0, which is 64 kilobytes
                           per second, or 64 kbps, with one channel of a T-1, E-1, E-3 or T-3
                  --       Digital signal level 1, or DS1, which is the T-1
                           transmission rate of 1.54 Mbps, with 24 channels

                  -- Digital signal level 3, or DS3, which is the T-3 transmission rate of 44 Mbps, with 672 channels
                  -- Router, or an intelligent device used to connect local and remote networks
                  -- Terminal adapter, which is situated between telephones or other devices and an ISDN line and allows multiple voice/data to share an ISDN line
                  -- Transmission control protocol/Internet protocol, or TCP/IP

         II.      Worldwide standards, including:

                  -- E-1, which is the European standard for international digital transmission used by large businesses for broadband access, with 2.108 Mbps, with 30 channels
                  -- FE-1, or fractional E-1, which uses only a selected number of channels from an E-1
                  --       E-3, which is the European standard for T-3, with
                           34.368 Mbps and 480 channels

      TELECOMMUNICATIONS TEST INSTRUMENTS

         Our primary field test instruments are our CXR HALCYON 700 series of products, which we believe provide performance and value in integrated installation, maintenance and testing of telecommunications services. These test instruments are modular, rugged, lightweight, hand-held products used predominantly by telephone and Internet companies to pre-qualify facilities for services, verify proper operation of newly installed services and diagnose problems. Original equipment manufacturers also use service verification equipment to test simulated networks during equipment development and to verify the successful production of equipment.

         We acquired our CXR HALCYON 700 series of telecommunications test sets in 1997 with the goal of gradually replacing our CXR 5200 series of telecommunications test sets that are larger, heavier and not computer compatible. The unique modular nature of our CXR HALCYON 700 series test equipment provides an easy configuration and upgrade path for testing of the specific services offered by the various national and international service providers. Recent key performance enhancements to this product family address the trend toward conversion of analog service installations to high-speed digital access lines. Some of these key features include:

                  -- ability to conduct the 23-tone test, which is an automated single key-stroke test that performs the equivalent of over 12 individual test sequences;

                  -- load-coil analysis, which identifies the presence of voice coils that prevent high-speed digital access;

                  -- installation and testing of DS3, which is a very high-speed digital transmission service that is equivalent to 28 T-1 circuits; and

                  -- voice analysis and testing of individual T-1 channels.

         We believe that these enhancements will allow further penetration of CXR HALCYON 700 series test equipment into the large telecommunications services market. Some of the key test equipment products we offer are described below:

              PRODUCT NAME                     KEY USES, FEATURES AND FUNCTIONS

       HALCYON 704A-400 SERIES      --       handheld transmission and signaling
                                             wideband test set for ISDN, HDSL,
                                             DDS and ADSL facility testing
                                    --       optimized for use in installation
                                             and maintenance of analog voice and
                                             data services -- provides users
                                             with single-button test execution,
                                             which allows quick circuit
                                             diagnosis and repair without
                                             extensive training

              PRODUCT NAME                     KEY USES, FEATURES AND FUNCTIONS

       HALCYON 704A-456             --       universal data test set
                                    --       handheld wideband test set for
                                             installation and maintenance of
                                             analog voice and data and digital
                                             data circuits including Switched
                                             56K
                                    --       expands upon the features of the
                                             704A-400 to add DDS BRI/ISDN and
                                             DS1/T-1/FT-1 test functions

       HALCYON 756A                 --       handheld integrated test set for
                                             installation and maintenance of
                                             digital data circuits, including
                                             DDS, Switched 56K, 2-wire Datapath,
                                             ISDN, T-1 and FT-1
                                    --       provides users with intuitive user
                                             interface allowing quick circuit
                                             diagnosis and repair without
                                             extensive training

       HALCYON 764A                 --       handheld integrated test set for
                                             installation and maintenance of T-1
                                             facilities
                                    --       can be used for T-1 and FT-1 access
                                             and testing
                                    --       T-1 monitor testing occurs
                                             automatically upon plugging in the
                                             test set and returns information
                                             such as framing, line coding, test
                                             pattern, customer data detected and
                                             errors, if any
                                    --       T-1 BERT testing can be
                                             accomplished in automatic mode,
                                             which automatically frames and
                                             detects pattern if present and
                                             displays an all clear message or
                                             the type and count of errors, or in
                                             the manual mode, which allows the
                                             technician to do a simple set up
                                             where the technician dictates the
                                             variety of test patterns and
                                             measurements used

       CXR 110A/111A                --       combination test line that provides
                                             a remote DTMF controlled
                                             transmission impairment tone source
                                             that enables rapid data impairment
                                             testing of subscriber data loops
                                             without technician assistance at
                                             the central office
                                    --       one-way transmissions tests can be
                                             made using any transmission test
                                             set with the required functional
                                             capability, such as HALCYON 704A

       CXR 156B                     --       this far-end responder is a
                                             microprocessor-based mini-responder
                                             used to terminate test calls for
                                             automatic testing of PBX connecting
                                             trunks
                                    --       designed for desk or bench-top use
                                    --       provides automatic, totally
                                             unattended two-way transmission
                                             testing of voice grade circuits
                                    --       includes self-test routines to
                                             check calibration of the responder
                                             during each test sequence, which
                                             avoids the need for frequent
                                             maintenance

      TRANSMISSION AND NETWORK ACCESS PRODUCTS

         Our subsidiaries, CXR Telcom Corporation and CXR, S.A., develop, market and sell a broad line of transmission and network access products that are manufactured in France by CXR, S.A. and sold under the name "CXR Anderson Jacobson." These products include high-quality integrated access devices such as modems, ISDN terminal adapters, ISDN concentrators, remote access servers and networking systems.

         MODEMS

         Our customers use our high-quality professional grade modems worldwide for networking and for central office telecommunications applications such as voicemail and billing systems and secure communications. These modems are sold as stand-alone devices for remote sites or as rack-mountable versions for central sites. Our modems are feature rich and generally offer more capabilities and better performance than competing products, especially when operating over poor quality lines. This characteristic alone has made our modems the modems of choice for voicemail applications throughout the United States. Our modems are also available in more rugged versions for industrial applications such as telemetry and remote monitoring in harsh environments.

         ISDN TERMINAL ADAPTERS

         Together with modems, we offer a line of ISDN terminal adapters, which are the digital equivalent of analog modems. These terminal adapters are used in a broad range of applications, including point-of-sale and videoconferencing, and are available in standalone as well as rack-mountable versions.

         ISDN CONCENTRATORS

         We also manufacture and offer a line of ISDN intelligent concentrators called CB2000. These products, which were designed primarily for the European market, allow for better use of ISDN resources.

         The following are descriptions of a few of our more prominent modems, ISDN terminal adapters and ISDN concentrators:

              PRODUCT NAME                     KEY USES, FEATURES AND FUNCTIONS

       POWER MODEMS        A family of products that allow asynchronous and
                           synchronous transmission over dial-up or leased lines; asynchronous transmission is a very high speed transfer mode that allows telephone companies to mix formerly incompatible signals, such as voice, video and data.
                                    --       in dial-up applications, a unique
                                             line qualification mechanism
                                             assesses the quality of the line
                                             and automatically redials before
                                             entering the transmission mode when
                                             a poor line in detected, which
                                             avoids having to transmit in a
                                             degraded mode and leads to money
                                             savings in long transmission
                                             sessions
                                    --       available in standalone units or as
                                             rack mountable cards to be inserted
                                             into our Smart Rack
                                    --       industrial versions designed for
                                             harsh environments are available
                                             with features such as extra line
                                             protection, metallic enclosures,
                                             extended temperature ranges and
                                             high humidity protection

       MD 2000 A multi-rate MSDSL modem that has the ability to manually or automatically adjust line transmission speed to provide the optimum performance for a particular pair of copper wires.
                                    --       operates over a single twisted pair
                                             of copper wires, which allows
                                             telecommunications companies to
                                             take advantage of the large
                                             installed base of copper twisted
                                             pairs that has been deployed around
                                             the world over many years and upon
                                             private copper wire infrastructures
                                             that exist for networking purposes
                                             in locations such as universities,
                                             hospitals, military bases, power
                                             plants and industrial complexes
                                    --       allows data transmission over a
                                             single copper pair at E-1 speed
                                             over a distance of up to 8.0 miles
                                    --       available as both a standalone unit
                                             and as a rack-mountable card

              PRODUCT NAME                     KEY USES, FEATURES AND FUNCTIONS

       CB2000 The primary function of this unit is to split one or two primary rate interface links, or PRIs, into multiple basic rate interfaces, or BRIs.

                                    --       this allows substantial cost
                                             savings by allowing more effective
                                             use of available ISDN resources
                                             without the limitations of
                                             conventional voice PBX

                                    --       this allows for migration from BRI
                                             to PRI when the number of ports
                                             needs to be increased while
                                             preserving the user's investment in
                                             existing BRI-based terminal
                                             equipment

                                    --       this unit can be used in a wide
                                             variety of situations where
                                             multiple BRI and PRI access is
                                             required, such as:
                                            a. videoconferencing, where the unit
                                               can be used to aggregate
                                               bandwidth of multiple BRI lines
                                               to provide the necessary
                                               bandwidth, and to connect the
                                               videoconferencing system to the
                                               ISDN network through a PRI access
                                               while still providing
                                               connectivity to other ISDN
                                               devices, or to connect two or
                                               more videoconferencing systems
                                               together within the same building
                                               or campus without going through
                                               the ISDN public network
                                            b. ISDN network simulation, which
                                               can be used in places such as
                                               showrooms, exhibition and
                                               technical training centers to
                                               eliminate the need to have access
                                               to, and pay for access to, the
                                               ISDN public network for telephone
                                               or data calls
                                            c. remote access servers, which
                                               usually use multiple BRIs, often
                                               need a method for migration from
                                               multiple BRIs to a single PRI as
                                               traffic and the number of users
                                               expands

       ISDN TERMINAL       These devices are the ISDN equivalent of a modem.
       ADAPTERS                     --       these devices connect non-ISDN
                                             devices to the ISDN via a network
                                             termination unit, or NT1, which
                                             converts the "U" interface from the
                                             telephone company into a 4-wire S/T
                                             interface
                                    --       allow users to access the data
                                             rates of the digital network
                                    --       available as both a standalone unit
                                             and as a rack-mountable card

       ROUTERS A router provides connection between the primary rate ISDN and local area networks.
                                    --       dynamically route incoming and
                                             outgoing data packets to the
                                             appropriate destination
                                    --       available as both a standalone unit
                                             and as a rack-mountable card to
                                             supplement the functions of our
                                             Smart Rack system

         REMOTE ACCESS SERVERS

         In addition to the products described above, we market a line of remote access servers targeted toward Internet service providers and corporate users. In a corporate environment, these products are used to connect remote users to the corporate local area network, commonly called the LAN, via the telephone network or via the ISDN network using analog modems or ISDN terminal adapters. Remote access server systems range from 8 to 64 ports, with built-in security and full remote manageability.

         NETWORKING SYSTEMS

         We also provide several lines of products used to build telecommunication networks to provide efficient transmission of data, voice and video for organizations with multiple physical locations. These products are all purchased from third-party vendors under original equipment manufacturer or distributorship agreements. These network products are sold to customers in a turnkey solution that includes network design, installation and maintenance and often incorporates our own products. These product lines are divided into three main categories:

         -- multiplexers that are used to transport voice, data and video over point-to-point lease lines or frame relay networks;

         -- ISDN routers, which are used to connect remote offices to central corporate offices; and

         -- terminal servers and remote access servers, which are used to connect local and remote users to the corporate LAN.

         SMART RACK

         Our modem cards and our ISDN terminal adapter cards generally are available in standalone versions or in versions that can be mounted in our Smart Rack, our universal card cage that provides remote management through a menu-driven user interface. Each part of the framework, or chassis, of the Smart Rack has slots to house up to 16 cards (or up to 4 cards in a smaller installation) plus one optional management card. Each slot can be used to insert any member of our transmission products family, such as analog modems, ISDN terminal adapters, ISDN digital modems and new high-speed MSDSL modems. The optional management card that can be inserted into each chassis can be used to configure any card in the chassis and can provide additional features, including alarm reporting, tracking of configurations, running of diagnostic routines and generation of statistics. Up to eight chassis can be linked together to form a fully-managed node with 128 slots. Our Smart Rack arrangement allows each chassis to be used to its full capacity while reducing floor space needed to house complex systems.

                       OUR ELECTRONIC COMPONENTS BUSINESS

         Our electronic components segment includes digital switches and electronic power supplies. During the nine month periods ended September 30, 2000 and 1999, this segment accounted for approximately 41% and 38%, respectively, of our net sales.

      DIGITAL SWITCHES

         XIT Corporation's Digitran Division manufactures, assembles and sells digital switch products serving aerospace, military, communications, medical, industrial and commercial applications. Thumbwheel, push button and lever actuated modules, together with assemblies comprised of multiple modules, are manufactured in 16 different model families. The Digitran Division also offers a wide variety of custom keypads and digital switches for unique applications.

         Our digital switches may be ordered with different combinations of a variety of features and options, including:

         --       8, 10, 11, 12, 16 or a special number of dial positions;

         --       special markings and dial characters;

         -- fully sealed, dust sealed or panel (gasket) sealed switch chambers to increase resistance to the elements in hostile environments, such as dust, sand, oils, salt spray, high humidity and temperature and explosive atmospheres;

         --       available with radio frequency interference shielding;

         -- rear mount (flush) or front mount switches that are sold with the needed installation hardware, or snap in mount switches that do not require installation hardware;

         -- provision for mounting components on output terminals on special personal computer boards;

         --       wire wrap terminals, pin terminals or special terminations;
                  and

         --       night vision compatibility.

      ELECTRONIC POWER SUPPLIES

         XCEL Power Systems Ltd., based in Ashford, Kent, England, produces a range of high and low voltage, high specification, high reliability custom power conversion products designed for hostile environments and supplied to an international customer base, predominantly in the civil and military aerospace, military vehicle and telecommunications markets.

         Power conversion units supplied by XCEL Power Systems Ltd. range from 10VA to 1.5 KVA power ratings, low voltage (1V) to high voltage (20KV+), and convert alternating current, or AC, to direct current, or DC, convert DC to AC and convert DC to DC. Units can be manufactured to satisfy input requirements determined by military, civil aerospace, telecommunications or industrial businesses, and sophisticated built-in test equipment, or BITE, and control circuitry often is included. Operating environments for our units are diverse and range from fighter aircraft to roadside cabinets.

      BACKLOG

         Our business is not generally seasonal, with the exception that telecommunications test instruments, transmission and network access products purchases by telecommunications customers tend to be lower than average during the first quarter of each year because capital equipment budgets typically are not approved until late in the first quarter. At September 30, 2000 and 1999, our backlog of firm, unshipped orders was approximately $11.4 million and $7.4 million, respectively. Our September 30, 2000 backlog is related approximately 80% to our electronic components business, which tends to provide us with long lead times for our manufacturing processes due to the custom nature of the products, and 20% to our telecommunications business, the majority of which portion relates to our data transmission and network access products. Of these backlog orders, we anticipate fulfilling approximately 21% of our electronic components orders and 60% of our telecommunications orders within fiscal 2000. However, we cannot assure you that we will be successful in fulfilling these orders in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

      WARRANTIES

         Generally, our electronic components carry a one-year limited parts and labor warranty and our telecommunications products carry a two-year limited parts and labor warranty. Typically our telecommunications products may be returned within 30 days of purchase if a new order is received, and the new order will be credited with 80% of the selling price of the returned item. Products returned under warranty typically are tested and repaired or replaced at our option. Historically, product returns have not had a material impact on our operations or financial condition. However, we cannot assure you that this will continue to be the case or that disputes over components or other materials or workmanship will not arise in the future.

CUSTOMERS

      TELECOMMUNICATIONS TEST INSTRUMENTS, TRANSMISSION
      AND NETWORK ACCESS PRODUCTS


         We market our telecommunications test instruments and transmission and network access products primarily to telecommunications service providers, communications equipment manufacturers and end users. Telecommunications service providers offer telecommunications, wireless and, increasingly, data communication services to end users, enterprises or other service providers. Typically, communications service providers use a variety of network equipment and software to originate, transport and terminate communications sessions. Communications service providers rely on our products and services to configure, test and manage network elements and the traffic that runs across them. Also, our products help to ensure smooth operation of the network and increase the reliability of services to customers.

         The major communications service providers to whom we market our telecommunications test instruments and transmission and network access products and services include inter-exchange carriers, incumbent local exchange carriers, competitive local exchange carriers, internet service providers, integrated communications providers, cable service providers, international post, telephone and telegraph companies, banks, brokerage firms, government agencies and other service providers. Some of the more prominent customers, among many others, to whom we market our telecommunications test instruments and transmission and network access products include the Federal Aviation Administration, all RBOCs and some CLECs, domestically, and France Telecom and the French Post Office, in Europe.

         Communications equipment manufacturers design, develop, install and maintain voice, data and video communications equipment. Network equipment manufacturers such as Carrier Access Corporation rely on our test equipment products to verify the proper functioning of their products during final assembly and testing. Increasingly, because communications service providers are choosing to outsource installation and maintenance functions to the equipment manufacturers themselves, equipment manufacturers are using our instruments, systems and software to assess the performance of their products during installation and maintenance of a customer's network.

         We also sell our telecommunications test instruments and transmission and network access products and services to industrial and military customers such as the French Army. None of our telecommunications test instruments, transmission or network access products customers represented more than ten percent of our revenues during 1999.

      ELECTRONIC COMPONENTS

         We sell our components primarily to original equipment manufacturers in the electronics industry, including manufacturers of aerospace and military systems, communications equipment, medical devices, industrial instruments and test equipment. Purchasers of our digital switches include BAE Systems,

Lockheed Martin Corporation, Raytheon Company, The Boeing Company, Litton Industries Inc., Hewlett-Packard Company and Rockwell International Inc. Purchasers of our electronic power supplies include BAE Systems, Sagem, Marconi, Teldix, Alsthom, GEC and Ferranti. None of our electronic components customers represented more than 10 percent of our total revenues during 1999 or the nine months ended September 30, 2000.

SALES, MARKETING AND CUSTOMER SUPPORT

      TELECOMMUNICATIONS TEST INSTRUMENTS, TRANSMISSION
      AND NETWORK ACCESS PRODUCTS

         Our sales and marketing staff consists primarily of engineers and technical professionals. They undergo extensive training and ongoing professional development and education. We believe that the skill level of our sales and marketing staff has been instrumental in building longstanding customer relationships. In addition, our frequent dialogue with our customers provides us with valuable input on systems and features they desire in future products. We believe that our consultative sales approach and our product and market knowledge differentiate our sales force from those of our competitors.

         Our local sales forces are highly knowledgeable of their respective markets, customer operations and strategies and regulatory environments. In addition, our representatives' familiarity with local languages and customs enables them to build close relationships with our customers.

         We provide repair and training services to enable our customers to improve performance of their networks. We also offer on-line support services to supplement our on-site application engineering support. Customers can also access information regarding our products remotely through our domestic, European and Japanese technical assistance center.

         We sell many of our telecommunications test instruments and transmission and network access products to large telecommunications service providers. These prospective customers generally commit significant resources to an evaluation of our and our competitors' products and require each vendor to expend substantial time, effort and money educating the prospective customer about the value of the vendor's solutions. Consequently, sales to this type of customer generally require an extensive sales effort throughout the prospective customer's organization and final approval by an executive officer or other senior level employee. The result is lengthy sales and approval cycles, which make sales forecasting difficult. In addition, even after a large telecommunications service provider has approved our product for purchase, their future purchases are uncertain because while we do enter into long-term supply agreements with those parties, these agreements do not require specific levels of purchases. Delays associated with potential customers' internal approval and contracting procedures, procurement practices, testing and acceptance processes are common and may cause potential sales to be delayed or foregone. As a result of these and related factors, the sales cycle of new products for large customers typically ranges from six to twelve months.

      ELECTRONIC COMPONENTS

         We market and sell our electronic components through XIT Corporation's Digitran Division, based in Rancho Cucamonga, California, XCEL Corporation Ltd., a wholly-owned subsidiary of XIT Corporation based in England, XCEL Power Systems, Ltd., a wholly-owned subsidiary of XCEL Corporation Ltd. based in England, and XCEL Japan, Ltd., a wholly-owned subsidiary of XIT Corporation based in Japan. In some European countries and the Pacific Rim, these products are sold through a combination of direct sales and through third-party distributors. As of September 30, 2000, we employed in our electronic components business approximately eight direct sales personnel.

         We sell our electronic components primarily to original equipment manufacturers in the electronics industry, including manufacturers of aerospace and military systems, communications equipment, medical devices, industrial instruments and test equipment. Our efforts to market our electronic components generally are limited in scope.

         XCEL Japan Ltd. resells the switch and keypad products of the Digitran Division and other third-party United States-sourced components primarily into Japan and also into other highly industrialized Asian countries. Other marketing of our electronic components is primarily through referrals from our existing customers, with sales either direct or via a small number of selected representatives.

         We rely on long-term orders and repeat business from our existing customers. We also approach our existing customers and their competitors to discuss opportunities for us to provide them with additional types of switches they may need. Also, Digitran Division's reputation spanning over 40 years in the electronic components industry and the fact that major original equipment manufacturers have designed many of our switches into their product specifications has frequently resulted in customers seeking us out to manufacture for them unique and standard digital switches.

COMPETITION

      TELECOMMUNICATIONS TEST INSTRUMENTS, TRANSMISSION
      AND NETWORK ACCESS PRODUCTS

         The market for our telecommunications test instruments, transmission and network access products and services is fragmented and intensely competitive, both inside and outside the United States, and is subject to rapid technological change, evolving industry standards and regulatory developments. We believe that the principal competitive factors affecting our telecommunications test instruments, transmission and network access products business include:

         --       quality and breadth of product offerings;
         --       adaptability to evolving technologies and standards;
         --       ability to address and adapt to individual customer
                  requirements;
         --       speed of new product introductions to market;
         --       depth and breadth of customer relationships;
         --       price and financing terms;
         --       research and design capabilities;
         --       strength of distribution channels;
         --       ability to attract and retain qualified management and
                  technical personnel;
         --       ease of installation, integration and use of products;
         --       system reliability and performance; and
         --       compliance with government and industry standards.

         Our principal competitors for our telecommunications test instruments, transmission and network access products include Patton Electronics Corporation, Adtran, Digital Engineering. Ltd. and GDC for transmission and network access products and TTC Corporation (a subsidiary of Dynatech Corporation), Ameritech Corporation, Fluke and Sunrise Telecom, Inc. for test instruments. Many of our competitors have greater sales, marketing, technological, research and financial resources than we do. Although we believe we generally compete favorably with respect to the above factors, existing or new competitors with significant market presence and financial resources may reduce our market share.

      ELECTRONIC COMPONENTS

         The market for our components is highly fragmented and composed of a diverse group of original equipment manufacturers, including Celab Ltd. and Interpoint/Grenson for power supplies and EECO Switch Division, Transico Inc., C&K Components, Inc., Greyhill Inc., Omron Electronics and Janco Inc. for digital switches. We believe that the principal competitive factors affecting our components business include:

         --       capability and quality of product offerings;
         --       status as qualified products;
         --       reliable delivery;
         --       depth and breadth of customer relationships;
         --       ability to attract and retain qualified management and
                  technical personnel; and
         --       compliance with government and industry standards.

         We have developed the necessary expertise and reputation for quality and have made substantial investments in machinery and equipment tooling, and this expertise and these investments act as barriers to entry for other potential competitors, making us a sole source supplier for approximately 30% to 50% of the digital switches that we sell.

MANUFACTURING, ASSEMBLY AND QUALITY ASSURANCE

         Our telecommunications test instruments, transmission and network access products generally are assembled from outsourced components, with final assembly, configuration and quality testing performed in house.

         Manufacturing of our electronic components, including injection molding, fabrication, machining, printed circuit board manufacturing and assembly, and quality testing is done in house due to the specialized nature and small and varied batch sizes involved. Although many of our electronic components incorporate standard designs and specifications, products are built to customer order. This approach, which avoids the need to maintain a finished goods inventory, is possible because long lead times for delivery are often available. Typically, our electronic components segment produces products in 1 to 300 piece batches, with a ten- to thirty-week lead time. The lead time is predominately to source sub-component piece parts such as electronic components, mechanical components and services. Typical build time is six to eight weeks from receipt of external components.

         We operate four manufacturing and assembly facilities worldwide. Three of these facilities are certified as ISO 9002-compliant. We have consolidated all of our transmission and modem manufacturing for our North American and European markets at our French manufacturing facility at CXR, S.A. We manufacture all of our test equipment products at the Fremont, California facility of CXR Telcom Corporation. We manufacture all of our digital switches in our Rancho Cucamonga, California facility. We manufacture our electronic power supplies in Ashford, Kent, England.

         The purchased components we use to build our products are generally available from a number of suppliers. We rely on a number of limited-source suppliers for specific components and parts. We do not have long-term supply agreements with these vendors. In general, we make advance purchases of some components to ensure an adequate supply, particularly for products that require lead times of up to nine months to manufacture. If we were required to locate new suppliers or additional sources of supply, we could experience a disruption in our operations or incur additional costs in procuring required materials.

         We intend to increase the use of outsource manufacturing for our telecommunications products. We believe that outsourcing will lower our manufacturing costs, in particular our labor costs, provide us with more flexibility to scale our operations to meet changing demand, and allow us to focus our engineering resources on new product development and product enhancements.

PRODUCT DEVELOPMENT AND ENGINEERING

         We believe that our continued success depends on our ability to anticipate and respond to changes in the electronics hardware industry and anticipate and satisfy our customers' preferences and requirements. Accordingly, we continually review and evaluate technological and regulatory changes affecting the electronics hardware industry and seek to offer products and capabilities that solve customers' operational challenges and improve their efficiency.

         Accordingly, for the years ended December 31, 1999, 1998 and 1997, our engineering and product development costs were approximately $1.87 million, $2.45 million and $2.05 million, respectively. The decline in these expenses in 1999 as compared to 1998 was primarily due to XIT Corporation's sale of substantially all of the assets of HyComp, Inc. in April 1999, as the net 1999 expenses represent a slight increase exclusive of HyComp, Inc.

         Our product development costs in 1999, 1998 and 1997 were related primarily to development of new telecommunications test equipment, trunk testing system products and data communications equipment. Current research expenditures are directed principally toward enhancements to the current test instrument product line and development of increased bandwidth, or faster speed, transmission products. These expenditures are intended to improve market share and gross profit margins, although we cannot assure you that we will achieve such improvements.

         We strive to take advantage of the latest computer aided engineering and engineering design automation workstation tools to design, simulate and test advanced product features or product enhancements. Our use of these tools helps us to speed product development while maintaining high standards of quality and reliability for our products. Our use of these tools also allows us to efficiently offer custom designs for original equipment manufacturer customers whose needs require the integration of our electronic components with their own products.

INTELLECTUAL PROPERTY

         We regard our software, hardware and manufacturing processes as proprietary and rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford some limited protection. The laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Our research and development and manufacturing process typically involves the use and development of a variety of forms of intellectual property and proprietary technology. In addition, we incorporate technology and software that we license from third party sources into our products. These licenses generally involve a one-time fee and no time limit. We believe that alternative technologies for this licensed technology are available both domestically and internationally.

         We may receive in the future notices from holders of patents that raise issues as to possible infringement by our products. As the number of test equipment products and transmission instruments increases and the functionality of these products further overlaps, we believe that we may become subject to allegations of infringement given the nature of the telecommunications and information technology industries and the high incidence of these kinds of claims. Questions of infringement and the validity of patents in the fields of telecommunications and information technology involve highly technical and subjective analyses. These kinds of proceedings are time consuming and expensive to defend or resolve, result in substantial diversion of management resources, cause product shipment delays or could force us to enter into royalty or license agreements rather than dispute the merits of the proceeding initiated against us.

GOVERNMENT REGULATION AND INDUSTRY STANDARDS AND PROTOCOLS

         We design our products to comply with a significant number of industry standards and regulations, some of which are evolving as new technologies are deployed. In the United States, our products must comply with various regulations defined by the United States Federal Communications Commission, or FCC, and Underwriters Laboratories as well as industry standards established by Telcordia Technologies, Inc., formerly Bellcore, and the American National Standards Institute. Internationally, our products must comply with standards established by the European Committee for Electrotechnical Standardization, the European Committee for Standardization, the European Telecommunications Standards Institute, telecommunications authorities in various countries as well as with recommendations of the International Telecommunications Union. The failure of our products to comply, or delays in compliance, with the various existing and evolving standards could negatively impact our ability to sell our products.

         Our product lines are subject to statutes governing safety and environmental protection. We believe that we are in substantial compliance with these statutes and are not aware of any proposed or pending safety or environmental rule or regulation which, if adopted, would have a material impact on our business or financial condition.

EMPLOYEES

         As of September 30, 2000, we employed a total of 251 persons in our various divisions and subsidiaries. Of these persons, approximately 37 were engaged in administration, 36 were engaged in sales and marketing, 27 were engaged in engineering and 151 were engaged in production operations. Of these persons, 126 were employed in the United States, 72 were employed in England, 49 were employed in France and 4 were employed in Japan. None of our employees are represented by labor unions, and there have not been any work stoppages at any of our facilities. We believe that our relationship with our employees is good.

ITEM 2.         PROPERTIES.

         As of December 8, 2000, we leased or owned approximately 80,000 square feet of administrative, production, storage and shipping space. All of this space was leased other than the Abondant, France facility.

           BUSINESS UNIT                                 LOCATION                         FUNCTION
           -------------                                 --------                         --------
MicroTel International, Inc.                     Rancho Cucamonga,                 Administrative
(corporate headquarters)                         California

XIT Corporation/Digitran                         Rancho Cucamonga, California      Manufacturing
(electronic components)                          Monrovia, California

XCEL Power Systems, Ltd. and                     Ashford, United Kingdom           Administrative/
XCEL Corporation Ltd.                            Wales, United Kingdom             Manufacturing
(electronic components)

XCEL Japan, Ltd. Higashi-Gotanda                 Tokyo, Japan                      Sales
(electronic components)

CXR, S.A                                         Paris, France                     Administration/Sales
(telecommunications test instruments,
transmission and network access products)

CXR, S.A                                         Abondant, France                  Manufacturing/Engineering
(telecommunications test instruments,
transmission and network access products)

CXR Telcom Corporation                           Fremont, California               Administrative/
(telecommunications test instruments,                                              Manufacturing
transmission and network access products)

CXR Telcom Corporation                           St. Charles, Illinois             Research, Development and
(test instruments)                                                                 Engineering/Customer Service

         The lease for the Fremont, California facility expires in October 2002, with one five-year renewal option. We have subleased to an unrelated party approximately 12,000 square feet of this facility. The lease for the Paris, France facility expires in April 2007. The lease for the Monrovia, California facility expires in February 2002. The lease for the Concord, California facility expires April 30, 2001, with options to renew until April 2016. The lease for the Ashford, United Kingdom facility is a fifteen-year lease that expires in September 2011, subject to the rights of the landlord or us to terminate the lease after ten years.

         In December 1996, XIT Corporation acquired a 50% interest in Capital Source Partners, a California general partnership that owned a 63,000 square-foot facility in Ontario, California. Our corporate headquarters and XIT Corporation and its Digitran Division operated from that facility from September 1990 through November 1999. To reduce our utility and monthly rental expenses, we relocated our headquarters to a 5,400 square foot office suite and relocated the Digitran Division's electronic components manufacturing operations to a 15,745 square foot manufacturing facility, which office suite and manufacturing facility are located within approximately one mile of each other in the City of Rancho Cucamonga, California. The lease on the manufacturing facility expires in November 2004, and the lease on the headquarters facility expires in October 2002. Concurrent with the relocation, XIT Corporation sold its interest in Capital Source Partners in exchange for assumption of our rent debt of $152,000, $75,000 in cash and forgiveness of certain other debt of approximately $17,000. The sale also included a provision to release us from our future lease obligations consisting of seven remaining years and approximately $3,000,000 of future lease payments regarding the property. As part of the mutual release, we relinquished our claim on a $51,000 deposit and a $115,000 note receivable from the lessor.

         We believe the listed facilities are adequate for our current business operations.

ITEM 3.         LEGAL PROCEEDINGS.

         We are not a party to any material pending legal proceedings.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                MATTERS.

         MARKET PRICE

         Until May 12, 1999, our common stock was traded on the Nasdaq SmallCap Market. On May 13, 1999, the listing of our common stock on the Nasdaq SmallCap Market was discontinued, and thereafter our common stock has been traded on the NASD's OTC Bulletin Board under the symbol "MCTL." The table below shows for each fiscal quarter indicated the high and low bid prices per share of our common stock. The prices shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                                               PRICE RANGE
                                                                       ---------------------------
                                                                       LOW                HIGH
                                                                       ---                ----
1998:

First Quarter (January 1 - March 31)......................              $.875             $1.625
Second Quarter (April 1 - June 30)........................               .75               1.28125
Third Quarter (July 1 - September 30).....................               .4375             1.00
Fourth Quarter (October 1 - December 31)..................               .375               .84375

1999:
First Quarter.............................................               .375              1.125
Second Quarter............................................               .1875              .5625
Third Quarter.............................................               .18                .40
Fourth Quarter............................................               .16                .44

2000:
First Quarter.............................................               .42               2.8125
Second Quarter............................................               .4375             1.25
Third Quarter.............................................               .4375              .8438

         As of November 20, 2000, we had 20,569,759 shares of common stock outstanding held of record by approximately 3,576 stockholders, and the high and low bid prices of our common stock on the OTC Bulletin Board were $.43 and $.40, respectively.

         DIVIDEND POLICY

         No dividends on our common stock have been paid by us to date. Our line of credit with Wells Fargo Business Credit, Inc. prohibits the payment of cash dividends on our common stock. We currently intend to retain future earnings to fund the development and growth of our business and, therefore, do not anticipate paying cash dividends on our common stock within the foreseeable future. Any future payment of dividends on our common stock will be determined by our board of directors and will depend on our financial condition, results of operations, contractual obligations and other factors deemed relevant by our board of directors.

         RECENT SALES OF UNREGISTERED SECURITIES

         In June and July 1998, the Registrant sold 200 shares of Series A Preferred Stock for $10,000 per share to three institutional investors. Each share of Series A Preferred Stock is convertible at a conversion price equal to $10,000 divided by the lesser of $1.26 and 100% of the arithmetic average of the three lowest closing bid prices over the 40 trading days immediately prior to the date of conversion. The shares were accompanied by warrants to purchase up to an aggregate of 1,000,000 shares of common stock at an exercise price of $1.25 per share, which warrants were later modified in November 1998 and December 1999 to provide for exercise prices of $0.75 per share and $0.25 per share, respectively, and to extend their expiration dates from May 22, 2001 to December 22, 2002.

         In December 1998, the Registrant issued warrants to purchase up to 152,381 shares of common stock at an exercise price of $0.66 per share to one entity in exchange for an option to purchase from the entity an ownership interest in Digital Transmission Systems, Inc. In January 1999, the Registrant exercised its option by issuing 1,000,000 shares of common stock valued at $1,000,000 in exchange for 41% of the outstanding common stock of Digital Transmission Systems, Inc.

         Between January and November 1999, the Registrant issued an aggregate of 2,659,011 shares of common stock to three investors in connection with their conversions of an aggregate of 102 shares of Series A Preferred Stock.

         In January 1999, the Registrant issued 250,000 shares of common stock valued at $225,675 to its then legal counsel in connection with legal services rendered.

         In January 1999, the Registrant issued 200,000 shares of common stock valued at $193,140 to an investor relations consultant in exchange for services rendered.

         In March 1999, the Registrant issued an aggregate of 150,000 shares of common stock valued at $72,510 to two individuals and one entity in connection with the settlement of litigation.

         In March and April 1999, the Registrant issued an aggregate of 635,000 shares of common stock valued at $263,435 to two individuals for investor relations consulting services rendered.

         In March 1999, the Registrant issued an aggregate of 75,000 shares of common stock valued at $32,603 to three individuals for consulting services rendered.

         In June 1999, the Registrant issued an aggregate of 555,641 shares of common stock valued at $362,667 to two employees who were former principals of Critical Communications Incorporated in connection with an earn out arrangement.

ITEM 6.         SELECTED FINANCIAL DATA.

         The following selected consolidated financial data is qualified in its entirety by and should be read in conjunction with the consolidated financial statements and the notes to those statements and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. The consolidated statements of operations and comprehensive income data set forth below with respect to the years ended December 31, 1998 and 1999 and the consolidated balance sheet data at December 31, 1998 and 1999 are derived from, and are qualified by reference to, the consolidated audited financial statements included elsewhere in this report.


                                                                   THREE MONTHS
CONSOLIDATED STATEMENTS OF OPERATIONS AND                             ENDED
COMPREHENSIVE INCOME DATA:                    YEAR ENDED SEPT. 30,   DEC. 31,         YEAR ENDED DEC. 31,
                                              --------------------   --------     ---------------------------
                                                1995       1996        1996        1997        1998        1999
                                                ----       ----        ----        ----        ----        ----
                                                         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Net sales ................................   $ 19,602   $ 31,249    $  7,886    $ 43,098    $ 37,261    $ 28,301
Cost of sales ............................     14,332     23,057       6,680      32,670      23,871      19,659
                                             --------   --------    --------    --------    --------    --------
Gross profit .............................      5,270      8,192       1,206      10,428      13,390       8,642
Selling, general and administrative
   expenses ..............................      4,870      6,379       1,816      11,361      11,826      10,795
Engineering and product development
   expenses ..............................        328        309          69       2,046       2,454       1,873
Write-down of goodwill ...................         --         --          --       5,693          --          --
                                             --------   --------    --------    --------    --------    --------
Income (loss) from operations ............         72      1,504        (679)     (8,672)       (890)     (4,026)
Other income (expense), net ..............        274       (399)       (196)       (924)       (194)       (442)
                                             --------   --------    --------    --------    --------    --------
Income (loss) before income taxes ........        346      1,105        (875)     (9,596)     (1,084)     (4,468)
Income tax (benefit) expense .............          9         22          30          97         101         128
                                             --------   --------    --------    --------    --------    --------
Net income (loss) ........................   $    337   $  1,083    $   (905)   $ (9,693)   $ (1,185)   $ (4,596)
                                             --------   --------    --------    --------    --------    --------
Other comprehensive gain (loss) ..........         10        (89)        126        (260)        206        (325)
                                             --------   --------    --------    --------    --------    --------
Total comprehensive income (loss) ........   $    347   $    994    $   (779)   $ (9,953)   $   (979)   $ (4,921)
                                             ========   ========    ========    ========    ========    ========
Basic earnings (loss) per share ..........   $    .07   $    .17    $   (.15)   $   (.96)   $   (.10)   $   (.28)
                                             ========   ========    ========    ========    ========    ========
Diluted earnings (loss) per share ........   $    .07   $    .17    $   (.15)   $   (.96)   $   (.10)   $   (.28)
                                             ========   ========    ========    ========    ========    ========
Weighted average shares outstanding, basic
and diluted ..............................      4,995      5,841       6,064      10,137      11,952      16,638
                                             ========   ========    ========    ========    ========    ========


                                              AS OF SEPTEMBER 30,                  AS OF DECEMBER 31,
                                              -------------------        ------------------------------------
                                                1995       1996        1996        1997        1998        1999
                                                ----       ----        ----        ----        ----        ----
CONSOLIDATED BALANCE SHEET DATA:                                                     (IN THOUSANDS)
Working capital ..........................   $  1,015   $  2,163    $  1,525    $  1,823    $  3,787    $    474
Total assets .............................     15,955     19,613      20,564      25,440      21,242      16,621
Total liabilities ........................     10,656     12,993      14,723      18,711      14,244      12,232
Total stockholders' equity ...............      4,464      5,845       5,047       6,015       5,482       3,801
Redeemable preferred stock ...............        835        775         794         714       1,516         588

         No cash dividends on our common stock were declared during any of the periods presented above. Shares outstanding and earnings (loss) per share have been restated to give effect to the recapitalization of XIT Corporation (the accounting acquirer) in the reverse acquisition of MicroTel International, Inc. by XIT Corporation on March 26, 1997.

         The historical financial data above for periods prior to the merger is that of XIT Corporation. In conjunction with the reverse acquisition accounting treatment, XIT Corporation changed its fiscal year end from September 30 to December 31 to adopt the fiscal year end of MicroTel International, Inc. The three-month period ended December 31, 1996 represents the transition period between XIT Corporation's fiscal year ended September 30, 1996 and the beginning of its new fiscal year on January 1, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This Annual Report on Form 10-K contains certain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

         -- the projected growth in the telecommunications and electronic components;
         -- our business strategy for expanding our presence in these markets;
         -- anticipated trends in our financial condition and results of operations; and
         -- our ability to distinguish ourselves from our current and future competitors.

We do not undertake to update, revise or correct any forward-looking statements.

         The information contained in this report is not a complete description of our business or the risks associated with an investment in our Common Stock. Before deciding to buy or maintain a position in our Common Stock, you should carefully review and consider the various disclosures we made in this report, and in our other materials filed with the Securities and Exchange Commission, and, in particular, in the "Risk Factors" section herein, that discuss our business in greater detail and that also disclose various risks, uncertainties and other factors that may affect our business, results of operations or financial condition.

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

         We previously organized our operations in three business segments:

         --       Instrumentation and Test Equipment;
         --       Components and Subsystem Assemblies; and
         --       Circuits.

         In an effort to focus our attention and working capital on our telecommunications test instruments and our transmission and network access products, we sold substantially all of the assets of XCEL Arnold Circuits, Inc. in April 1998 and sold substantially all of the assets of HyComp, Inc., a manufacturer of hybrid circuits, in April 1999.

         In October 2000, we decided to discontinue our circuits segment. On November 28, 2000, we sold XCEL Etch Tek, our only remaining material circuit board business. We intend to retain our Monrovia, California circuit board manufacturing facility as a captive supplier of circuit boards to XIT Corporation's Digitran Division.

         Consequently, through our three direct wholly-owned operating subsidiaries, XIT Corporation, CXR Telcom Corporation and CXR, S.A., and through the divisions and subsidiaries of our subsidiaries, we presently design, manufacture, assemble, and market products and services in the following two material business segments:

             Telecommunications

                  -- Telecommunications Test Instruments (analog and digital test instruments used in the installation, maintenance, management and optimization of public and private communication networks)

                  -- Transmission and Network Access Products (range of products for accessing public and private networks for the transmission of data, voice and video)

             Electronic Components (digital switches and electronic power supplies)

         Our sales are primarily in North America, Europe and Asia. Although a majority of our sales in 1999 were to customers in the telecommunications industry, we also have significant sales to industrial, medical, aerospace and military customers.

         Revenues are recorded when products are shipped if shipped FOB shipping point or when received by the customer if shipped FOB destination.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of total net sales.

                                                   YEARS ENDED DECEMBER 31,
                                                   ------------------------
                                                  1997      1998      1999
                                                  ----      ----      ----
Net sales ..................................     100.0%    100.0%    100.0%
Cost of sales ..............................      75.8      64.1      69.5
Gross profit ...............................      24.2      35.9      30.5
Selling, general and administrative expenses      26.4      31.7      38.1
Engineering and product development expenses       4.7       6.6       6.6
Goodwill write-off                                13.2        --        --
Operating income (loss) ....................     (20.1)     (2.4)    (14.2)
Interest expense ...........................      (2.1)     (1.8)     (1.5)
Other income (expense) .....................      (0.1)      1.3      (0.1)
Loss before income taxes ...................     (22.3)     (2.9)    (15.8)
Income taxes ...............................       0.2       0.3       0.4
Net loss                                         (22.5)     (3.2)    (16.2)


      YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

         NET SALES. Net sales for the year ended December 31, 1999 decreased by $8,960,000 (24.1%) to $28,301,000 as compared to $37,261,000 for the year ended
December 31, 1998. Our net sales for 1999 primarily consisted of telecommunications products and services, including instrumentation and test equipment; electronic components, including digital switches and keypads and electronic power supplies; and, to a lesser extent, circuit board products.

         Net sales for our telecommunications segment decreased by $1,866,000 (10.6%) to $15,666,000 for 1999, as compared to $17,532,000 for 1998. This decrease was primarily due to reduced sales of our older CXR 5200 series of telecommunications test sets which we were in the process of replacing with our new CXR HALCYON 700 series of equipment that we purchased from Critical Communications Incorporated in October 1997 because the older models were not computer compatible and were larger and heavier than the newer models. Sales of our older models, which totaled $615,000 during 1999, declined at a faster rate than the increase in sales of our new models, which sales totaled $1,940,000 during 1999. The decrease in net sales attributable to the decline in sales of our older model test equipment was partially offset by a $937,000 increase in U.S. sales of our transmission products. The increase in sales by CXR, S.A. was not fully recognized by us as a result of a decline in the value of the French Franc in relation to the U.S. dollar. The net sales of CXR, S.A. in its functional currency of French Francs were 16.9% greater in 1999 than in 1998. However, because of the decline in the value of the French Franc in relation to the U.S. dollar, CXR, S.A. net sales in U.S. dollars were 1.5% less in 1999 than in 1998.

         Net sales for our electronic components segment decreased by $2,332,000 (18.8%) to $10,080,000 for 1999 as compared to $12,412,000 for 1998 primarily due to the discontinuance of our XCEL-Lite products, which represented no sales in 1999 as compared to $576,000 in 1998 and discontinuance of our low margin subsystem assembly business, which represented a total of a $404,000 sales in 1999 as compared to $696,000 in 1998.

         Net sales for our circuits business decreased by $4,762,000 (65.1%) for 1999 to $2,555,000 as compared to $7,317,000 for 1998 primarily due to the sale of HyComp, Inc. on March 31, 1999 and the sale of XCEL Arnold Circuits, Inc. on March 31, 1998, which accounted for $3,880,000 of the reduction, and due to a lack of working capital to acquire materials necessary to support customer delivery requirements in the remaining XCEL Etch Tek Division because available working capital was dedicated to higher margin components and telecommunications products.

         GROSS PROFIT. Gross profit as a percentage of total net sales decreased to 30.5% for 1999 as compared to 35.9% for 1998. In dollar terms, total gross profit decreased by $4,748,000 (35.5%) to $8,642,000 for 1999 as compared to $13,390,000 for 1998.

         Gross profit for our telecommunications segment decreased in dollar terms by $2,836,000 (35.2%) to $5,216,000 for 1999 as compared to $8,052,000 for
1998 and decreased as a percentage of related net sales from 45.9% in 1998 to 33.3% in 1999 due largely to a 48% reduction in sales of our older test equipment that had a higher margin than early initial production runs of our newer products and due to a 77% increase in sales of our lower margin transmission products. Our gross profit in this segment was also negatively affected by the total reduction in sales that caused a lower absorption of fixed costs. In addition, because of our cash flow constraints, we were unable to pay many of our suppliers in a timely fashion. As a result, we were forced to use higher cost suppliers for some of our parts. However, margins on the new test instruments are expected to meet or exceed the margins of older products as production lot sizes increase and other efficiencies are achieved as the products mature. As of April 2000, all lower margin transmission products had been transferred from California to France, where those products are more efficiently produced, thus achieving a higher margin on the same products now being exported from France for resale in the U.S.

         Gross profit for our electronic components segment decreased in total dollar terms by $1,044,000 (22.5%) to $3,606,000 for 1999 as compared to
$4,650,000 for 1998 and decreased as a percentage of related net sales from 37.5% in 1998 to 35.8% in 1999 primarily due to additional costs incurred in connection with the move from the Ontario facility to our Rancho Cucamonga facility.

         Gross profit for our circuits business decreased in total dollar terms by $868,000 (126.2%) to a negative gross profit of $180,000 in 1999 as compared to gross profit of $688,000 for 1998 and decreased as a percentage of related net sales from 9.4% in 1998 to a 3.4% in 1999 primarily due to the sale of HyComp, Inc. in 1999, which contributed $1,042,000 to the reduction, and the booking of a reserve in the amount of $250,000 to cover potential warranty claims associated with products sold by HyComp, Inc. prior to its sale.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $1,031,000 (8.7%) to $10,795,000 for 1999 as compared to $11,826,000 for 1998. This decrease is largely attributable to a $1,144,000 reduction in selling expenses, $475,000 of which was a result of the divestitures of HyComp, Inc. due to its declining sales volume and potential losses and technological changes in the industry and XCEL Arnold Circuits due to its declining sales, losses and technological changes in the industry, and $669,000 of which was a result of a reduction in sales volume, cost reductions in our telecommunications segment and the elimination of product lines in our electronic component segment that required substantial selling efforts. In addition, our general and administrative expenses increased by $113,000 (1.8%) to $6,542,000 for 1999 as compared to $6,429,000 for 1998 primarily due to the non-cash expense of $522,000 (in shares of our common stock and warrants to purchase our common stock) to our investor relations firms in connection with our plan to increase our company's visibility within the investment community and due to advertising and other promotional costs. Offsetting such increases in general and administrative expenses were reductions in expenses due to the transfer of the administrative functions of

CXR Telcom to our corporate office and the reduction in such expenses as a result of the divestitures of XCEL Arnold Circuits, Inc. and HyComp, Inc.

         ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses consist primarily of research and product development activities of our telecommunications segment, and these expenses decreased by $581,000 (23.7%) to $1,873,000 in 1999 as compared to $2,454,000 for 1998.
This reduction occurred across all segments but was most notably due to the completion of initial engineering for our new CXR HALCYON 700 series of telecommunications test equipment. In addition, $219,000 of this reduction was due to the divestiture of HyComp, Inc. on March 31, 1999. Also, in May 1999, we eliminated the CXR engineering function in Fremont, California, which resulted in a reduction of engineering expenses by $294,000. The remaining engineering staff for our United States-based test equipment products is primarily housed in our St. Charles, Illinois facility. We believe that engineering and product development are important to our future profitability. All engineering for our instrumentation products has been consolidated in France at our CXR, S.A. facility.

         OTHER INCOME AND EXPENSE. Interest expense was $411,000 in 1999 as compared to interest expenses of $675,000 in 1998. This decrease in interest expense was primarily a result in decreased average borrowings during 1999. Other expenses, net of $390,000 in 1999 include a $452,000 write-off of a note receivable related to the divestiture of XCEL Arnold Circuits, Inc. This expense was offset with the net effect of the equity in earnings of an unconsolidated subsidiary and the write-down of our investment in this subsidiary, which subsidiary has since been sold.

         INCOME TAXES. Income taxes, while nominal in both respective periods, consist primarily of foreign taxes as we are in a loss carryforward position for federal income tax purposes. At December 31, 1999, we had total net deferred income tax assets of approximately $18,335,000. Such potential income tax benefits, a significant portion of which relates to net operating loss carryforwards, have been subjected to a 100% valuation allowance since realization of such assets is not more likely than not in light of our recurring losses from operations.

      YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

         NET SALES. Net sales for the year ended December 31, 1998 decreased by $5,837,000 (13.5%) to $37,261,000 as compared to $43,098,000 for the year ended
December 31, 1997.

         Net Sales for our telecommunications segment increased by $2,478,000 (16.5%) to $17,532,000 for 1998 as compared to $15,054,000 for 1997 primarily due to increased sales of our subsidiary CXR, S.A. This increase in CXR, S.A.'s net sales was partially offset by a slight decline in sales of our CXR Telecom business unit as a result of the earliest growth in sales of our new test instruments not fully offsetting the decline in sales of our older model test instruments.

         Net sales for our electronic components segment increased slightly by $215,000 (1.8%) to $12,412,000 for 1998 as compared to $12,197,000 for 1997 primarily due to an increase in sales of digital switch products of $1,434,000. This increase offset a $756,000 decline in sales of custom engineered subsystem components, which sales have since been discontinued.

         Net sales for our circuits business decreased by $8,530,000 (53.8%) to $7,317,000 for 1998 as compared to $15,847,000 for 1997 primarily due to the sale of XCEL Arnold Circuits, Inc. on March 31, 1998 as well as a decrease in sales for XIT Corporation's XCEL Etch Tek Division of approximately $1.0 million. This decrease in sales was due in large part to our inability to obtain sufficient working capital to acquire the necessary raw materials and process supplies to accept higher levels of "quick-turn" order commitments.

         GROSS PROFIT. Gross profit as a percentage of total net sales increased to 35.9% for 1998 as compared to 24.2% for 1997. In dollar terms, total gross profit increased by $2,962,000 (28.4%) to $13,390,000 for 1998 as compared to $10,428,000 for 1997.

         Gross profit for our telecommunications segment increased in dollar terms by $1,733,000 (27.4%) to $8,052,000 for 1998 as compared to $6,319,000 for
1997 and increased as a percentage of related net sales from 42.0% in 1997 to 45.9% in 1998 primarily due to the fact that a larger portion of total sales in this segment came from high margin products, including our new line of test instruments at our CXR Telcom subsidiary. In addition, the sales mix at our CXR, S.A. subsidiary shifted to higher margin, internally manufactured products.

         Gross profit for our electronic components segment increased in dollar terms by $1,787,000 (62.4%) to $4,650,000 for 1998 as compared to $2,863,000 for
1997 and increased as a percentage of related net sales from 23.5% in 1997 to 37.5% in 1998 primarily due to a favorable shift in product mix to higher margin digital switch products and custom power supply products.

         Gross profit for our circuits business decreased in dollar terms by $558,000 (44.8%) to $688,000 for 1998 as compared to $1,246,000 for 1997 and increased as a percentage of related net sales from 7.9% in 1997 to 9.4% in 1998 primarily due to higher costs of sales for our Etch-Tek division in 1998 as compared to 1997 due to the underabsorption of fixed manufacturing costs related to declining sales levels.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $465,000 (4.1%) to $11,826,000 for 1998 as compared to $11,361,000 for 1997. This slight increase was primarily due to an increase in selling expense, which includes sales and marketing expenses associated with the inclusion of operations of CXR Telcom and CXR, S.A. for the entire twelve months of 1998 as compared to nine months in 1997, which increase was offset by lower commission expenses in 1998 as compared to 1997. In addition, general and administrative expenses increased by $269,000 (4.4%) to $6,429,000 for 1998 as compared to $6,160,000 for 1997 primarily due to the inclusion of operations of CXR Telcom and CXR, S.A. for the entire twelve months of 1998 as compared to only nine months in 1997 and due to increased legal fees.

         ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses consist primarily of research and product development activities of our telecommunications segment and increased by $408,000 (19.9%) to $2,454,000 in 1998 as compared to $2,046,000 in 1997 primarily due to an increase in our engineering staff associated with the introduction of new test instruments.

         OTHER INCOME AND EXPENSE. Interest expense decreased $220,000 from $895,000 for 1997 to $675,000 for 1998 primarily due to a decrease in average borrowings during 1998. Fluctuations in other expense (income), net resulted principally from differences in foreign currency exchange gains and losses incurred during the respective periods. Other income in 1998 also included the gain on the sale of XCEL Arnold Circuits, Inc. of $580,000.

         INCOME TAXES. Income taxes, while nominal in both respective periods, consists primarily of foreign taxes as we are in a loss carryforward position for federal income tax purposes. At December 31, 1998, we had total net deferred income tax assets of approximately $16,591,000. These potential income tax benefits, a significant portion of which relate to net operating loss carryforwards, have been subjected to a 100% valuation allowance since realization of such assets is not more likely than not in light of our recurring losses from operations.

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

         As of December 31, 1999 we had working capital of $474,000 and an accumulated deficit of $19,759,000. As of that date, we had $481,000 in cash and cash equivalents and $6,519,000 of accounts receivable. As of September 30, 2000 we had working capital of $2,717,000 and an accumulated deficit of $19,414,000. As of that date, we had $694,000 in cash and cash equivalents and $5,804,000 of accounts receivable.

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

         Cash provided by our investing activities totaled $791,000 for the nine months ended September 30, 2000 as compared to cash used in investing activities of $121,000 for the nine months ended September 30, 1999. Included in the current period's results is $520,000 from the sale in January 2000 of shares of common stock we held in Digital Transmission Systems, Inc., which shares we acquired in January 1999 in connection with our entry into the wireless telecommunications business, and $918,000 from the sale of shares of common stock we held in Wi-Lan, Inc. Partially offsetting this investing cash flow was the acquisition of Belix, Inc. which used net cash of $592,000 and the acquisition of the assets of T-Com which used $83,000 in cash.

         Cash provided by financing activities totaled $389,000 for the nine months ended September 30, 2000 as compared to cash used of $685,000 for the nine months ended September 30, 1999 primarily due to the reduction in notes payable and long term debt.

         On June 23, 2000, our credit facility with Congress Financial expired while we were out of compliance with the adjusted net worth covenant of this facility. Congress Financial extended this facility through August 14, 2000. On August 16, 2000, we obtained a credit facility from Wells Fargo Business Credit, Inc. This facility provides for a revolving loan of up to $3,000,000 secured by our inventory and accounts receivable and a term loan in the amount of $687,000 secured by our machinery and equipment. The annual interest rate on both portions of the credit facility is the prime rate plus 2%. The facility contains a performance-based interest reduction feature. Based upon our current and expected financial performance, we anticipate a reduction in the interest rate to the prime rate plus 1% upon completion of the audit of our financial statements for the year ended December 31, 2000. The balance outstanding under this credit facility was $2,144,000 on September 30, 2000. There was $342,000 of additional borrowings available as of September 30, 2000. The credit facility expires on August 23, 2003. Our foreign subsidiaries have obtained credit facilities with Lloyds Bank in England, Banc National du Paris, Societe General and Banque Hervet in France and Johan Tokyo Credit Bank in Japan.

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

         The consolidated financial statements included in this report have been prepared assuming we will continue as a going concern. During the years ended December 31, 1999, 1998 and 1997, we experienced significant operating losses. Additionally, we were in default of our previously outstanding domestic credit facility agreement because we were not in compliance with an adjusted net worth covenant contained in that agreement. These factors raised substantial doubt about our ability to continue as a going concern and led our independent certified public accountants to modify their unqualified opinion to include an explanatory paragraph related to our ability to continue as a going concern. The consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty. Although we have reported income from continuing operations for the nine months ended September 30, 2000 and we have replaced our previous domestic credit facility, there can be no assurance that we will continue to be profitable or that we will be able to generate necessary additional capital in the future.

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

         While it is difficult to assess the competitive impact of the Euro conversion on our European operations, at this time we do not foresee any material impediments to our ability to compete for orders from customers requesting pricing using the new exchange rate. Since we have no significant direct sales between our United States and European operations, we regard exchange rate risk as nominal.

SELECTED QUARTERLY RESULTS OF OPERATIONS

         The following table sets forth certain quarterly financial data for the quarters indicated. This quarterly information is unaudited, has been prepared on the same basis as our annual financial statements, and, in our opinion, reflects all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the information for periods presented. Operating results for any quarter are not necessarily indicative of results for any future period.

CONSOLIDATED STATEMENTS OF OPERATIONS                                        QUARTER ENDED
  AND COMPREHENSIVE INCOME  DATA                                            ---------------
                                        MAR 31,     JUNE 30,    SEPT 30,    DEC 31,    MAR 31,    JUNE 30,    SEPT 30,      DEC 31,
                                         1998        1998        1998        1998       1999        1999        1999         1999
                                         ----        ----        ----        ----       ----        ----        ----         ----
                                                                             (IN THOUSANDS)
Net sales ..........................   $  9,742    $  8,971    $  9,112    $  9,436    $  7,510    $  6,801    $  6,952    $  7,038
Cost of sales ......................      7,506       5,555       5,554       5,256       4,904       4,411       4,729       5,615
                                       --------    --------    --------    --------    --------    --------    --------    --------
Gross profit .......................      2,236       3,416       3,558       4,180       2,606       2,390       2,223       1,423
Selling, general and administrative
  expenses .........................      3,119       2,796       2,759       3,152       3,716       2,890       2,488       1,701
Engineering and product development
  expenses .........................        571         574         640         669         558         477         459         379
                                       --------    --------    --------    --------    --------    --------    --------    --------
Income (loss) from operations ......     (1,454)         46         159         359      (1,668)       (977)       (724)       (657)
Other income (expenses),  net ......        521        (242)       (220)       (253)        701          68        (298)       (913)
                                       --------    --------    --------    --------    --------    --------    --------    --------
Income (loss) before income taxes ..       (933)       (196)        (61)        106        (967)       (909)     (1,022)     (1,570)
Income tax (benefit) expense .......         15          22           5          59           8           5          12         103
Net income (loss) ..................   $   (948)   $   (218)   $    (66)   $     47    $   (975)   $   (914)   $ (1,034)   $ (1,673)
                                       --------    --------    --------    --------    --------    --------    --------    --------
Other comprehensive gain (loss), net
                                            102         (54)       (118)        276        (263)       (161)        244        (145)
                                       --------    --------    --------    --------    --------    --------    --------    --------
Total comprehensive gain (loss)
                                       $   (846)   $   (272)   $   (184)   $    323    $ (1,238)   $ (1,075)   $   (790)   $ (1,818)
                                       ========    ========    ========    ========    ========    ========    ========    ========

CONSOLIDATED STATEMENTS OF OPERATIONS
  AND COMPREHENSIVE INCOME  DATA                                     AS A PERCENTAGE OF NET SALES
                                                                    ------------------------------
                                        MAR 31,     JUNE 30,    SEPT 30,    DEC 31,    MAR 31,    JUNE 30,    SEPT 30,      DEC 31,
                                         1998        1998        1998        1998       1999        1999        1999         1999
                                         ----        ----        ----        ----       ----        ----        ----         ----
                                                                           (IN THOUSANDS)
Net sales ..........................       100%        100%        100%        100%        100%        100%        100%        100%
Cost of sales ......................        77%         62%         61%         56%         65%         65%         68%         80%
                                      --------    --------    --------    --------    --------    --------    --------    --------
Gross profit .......................        23%         38%         39%         44%         35%         35%         32%         20%
Selling, general and administrative
  expenses .........................        32%         31%         30%         33%         50%         42%         36%         24%
Engineering and product development
  expenses .........................         6%          6%          7%          7%          7%          7%          7%          5%
                                      --------    --------    --------    --------    --------    --------    --------    --------
Income (loss) from operations ......       (15)%         1%          2%          4%        (22)%       (14)%       (11)%        (9)%
Other income (expenses),  net ......        (5)%        (3)%        (3)%        (3)%         9%          1%         (4)%       (13)%
                                      --------    --------    --------    --------    --------    --------    --------    --------
Income (loss) before income taxes ..       (10)%        (2)%        (1)%         1%        (13)%       (13)%       (15)%       (22)%
Income tax (benefit) expense .......        --          --          --           1%         --          --          --          (2)%
Net income (loss) ..................       (10)%        (2)%        (1)%        --         (13)%       (13)%       (15)%       (24)%
                                      --------    --------    --------    --------    --------    --------    --------    --------
Other comprehensive gain (loss), net         1%         (1)         (1)%         3%         (4)%        (3)%         4%         (2)%
                                      --------    --------    --------    --------    --------    --------    --------    --------
Total comprehensive gain (loss) ....         9%         (3)%        (2%          3%        (17)%       (16)%       (11)%       (26)%
                                      ========    ========    ========    ========    ========    ========    ========    ========

         Our operating results have fluctuated from quarter to quarter due to a variety of reasons. We note below some of the larger changes in various line items in the table above.

         For the quarter ended March 31, 1998, we recorded in other income a gain of $670,000 on the sale of our XCEL Arnold Circuits, Inc. subsidiary. Sales in the quarter ended June 30, 1998 declined $771,000 (7.9%) to $8,971,000 as compared to $9,742,000 for the quarter ended March 31, 1998. This reduction in net sales for the quarter ended June 30, 1998 was primarily caused by the sale of XCEL Arnold Circuits, Inc., which was partially offset by a $604,000 increase in net sales of our electronic components segment during that quarter. The divestiture of XCEL Arnold Circuits, Inc. and the increase in net sales of our electronic components segment were primary factors in the reduction of our net loss in the quarter ended June 30, 1998 to $218,000 from a net loss of $948,000 in the quarter ended March 31, 1998.

         During the quarter ended September 30, 1998, our net sales increased slightly by $141,000 (2%) to $9,112,000 as compared to $8,971,000 for the quarter ended June 30, 1998, and our net loss was reduced $152,000 (70%) to $66,000 for the quarter ended September, 30, 1998 as compared to $218,000 for the quarter ended June 30, 1998. The improvement in our results of operations was primarily due to an increase in sales of our higher margin electronic components, which increase offset slightly lower sales in our telecommunications and circuit segments.

         During the quarter ended December 31, 1998, our net sales and net income again improved due to increased sales in our telecommunications segment. Net sales increased by $324,000 (4%) to $9,436,000 for the quarter ended December 31, 1998 as compared to $9,112,000 for the quarter ended September 30, 1998. We recorded net income of $47,000 in the quarter ended December 31, 1998 as compared to a net loss of $66,000 for the quarter ended September 30, 1998, mainly due to higher net sales and an increase in gross margins from 39% for the quarter ended September 30, 1998 to 44% for the quarter ended December 31, 1998.

         Net sales for the first quarter of 1999 were lower than net sales for the first quarter of 1998 by $2,232,000 (23%) primarily because of a lower volume of circuits segment sales. This lower volume of lower margin circuits segment sales resulted in an increase in gross margins to 34.7% for the quarter ended March 31, 1999 as compared to gross margins of 23.0% for the quarter ended March 31, 1998. However, this lower volume of sales also contributed to a $975,000 net loss in the first quarter of 1999. Another factor that contributed to the net loss for the quarter ended March 31, 1999 was $522,000 of administrative expense incurred when we hired a series of investor relations consultants and incurred print and Internet media costs to assist in promoting us in a positive light to the investment community with the hopes that investors would support us, purchase our common stock and thereby maintain the bid price at a level that would have enabled us to maintain the listing of our common stock on the Nasdaq SmallCap Market.

         Net sales for the quarter ended June 30, 1999 decreased to $6,801,000, which was a decrease of $709,000 (9%) from $7,510,000 for the quarter ended March 31, 1999 and a decrease of $2,170,000 (24%) from $8,971,000 for the quarter ended June 30, 1998. These decreases in net sales were primarily caused by the sale of our HyComp, Inc. subsidiary which was part of our circuits segment and sales declines in our telecommunications and electronic components segments. The net loss of $914,000 for the quarter ended June 30, 1999 included a net write-off of $440,000 for a note receivable obtained in partial consideration for our sale of XCEL Arnold Circuits, Inc.

         The quarter ended September 30, 1999 produced net sales of $6,952,000, which were $2,160,000 (24%) less than net sales of $9,112,000 for the quarter ended September 30, 1998. The reduction in net sales was primarily due to the sale of HyComp, Inc., lower circuits segment sales and reduced sales of our older CXR 5200 series of telecommunications test sets which we were in the process of replacing with our new CXR HALCYON 700 series of equipment because the older models were not computer compatible and were larger and heavier than the newer models. Sales of our older models, which totaled $12,658 during the quarter ended September 30, 1999, declined at a faster rate than the increase in sales of our new models, which sales totaled $757,746 during the quarter ended September 30, 1999. A net loss of $1,034,000 was incurred in the third quarter of 1999.

         Sales for the quarter ended December 31, 1999 were $7,038,000, which was a decrease of $2,398,000 (25%) from $9,436,000 for the quarter ended December 31, 1998. This reduction was mainly due to lower sales for our circuits segment and our telecommunications test equipment in the quarter ended December 31, 1999 as compared to sales of these products for the quarter ended December 31, 1998. We wrote down the carrying value of our Digital Transmission System, Inc. stock by $419,000 to the value received in consideration for the sale of the stock in January 2000. This amount was included in other expense and contributed to the loss of $1,673,000 for the fourth quarter of 1999.

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

         We have established and acquired international subsidiaries that prepare their balance sheets in the relevant foreign currency. In order to be included in our consolidated financial statements, these balance sheets are converted, at the then current exchange rate, into United States dollars, and the statements of operations are converted using weighted average exchange rates for the applicable period. Accordingly, fluctuations of the foreign currencies relative to the United States dollar could have an effect on our consolidated financial statements. Our exposure to fluctuations in currency exchange rates has increased as a result of the growth of our international subsidiaries. However, because historically the majority of our currency exposure has related to financial statement translation rather than to particular transactions, we do not intend to enter into, nor have we historically entered into, forward currency contracts or hedging arrangements in an effort to mitigate our currency exposure.

THE MARKETS IN WHICH WE COMPETE ARE HIGHLY COMPETITIVE. WE EXPECT THEM TO BECOME MORE COMPETITIVE IN THE FUTURE, WHICH COULD RESULT IN SIGNIFICANT PRICE COMPETITION, REDUCED REVENUES, LOWER PROFIT MARGINS OR LOSS OF MARKET SHARE.

         The telecommunications and electronic components markets are highly competitive. These markets may experience pricing and margin pressure that could adversely affect our business, financial condition and operating results. A number of development stage companies and major domestic and international companies offer products and services within the same markets that we target. Some of our competitors and potential competitors have larger technical staffs, more established and larger marketing and sales organizations and significantly greater financial resources than us. Our competitors may develop products and services that are superior to ours or that achieve greater market acceptance. Our future success will depend significantly upon our ability to increase our share of our target markets and to sell additional products, product enhancements and services to our customers. Competition may decrease:

         --       our market share;
         --       the prices we receive for our products and services;
         --       our revenues; and/or
         --       our profit margins.

Any of these decreases could adversely affect our business, financial condition and operating results. As a result, we may not be able to compete successfully.

IN ORDER TO COMPETE SUCCESSFULLY, WE MUST KEEP PACE WITH THE RAPID CHANGES INVOLVING THE ELECTRONIC COMPONENTS AND TELECOMMUNICATIONS INDUSTRIES.

         The electronic components and telecommunications industries are characterized by rapid technological advances, changes in customer requirements, evolving industry standards and frequent new product and services introductions and enhancements. New products and services based on new technologies or new industry standards may quickly render existing products and services obsolete. Our future success will depend upon our ability to enhance our current products and services and to develop and introduce new products and services that keep pace with technological developments, respond to the growth in the markets in which we compete, encompass evolving customer requirements and achieve market acceptance. Any failure on our part to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in developing or introducing new products and services, could result in a loss of competitiveness, revenues, profit margins or market share. There is no assurance that any new products, services or enhancements which we develop will achieve market acceptance.

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

         Sales of our products and services to customers located outside the United States accounted for approximately 52% of our net sales for the nine months ended September 30, 2000. We expect to commit resources in the foreseeable future to expand our operations abroad. Accordingly, we are subject to a number of risks associated with international business activities that could adversely affect our operations abroad and slow our growth. These risks generally include, among others:

         --       foreign currency fluctuations;
         --       differing technological advances, preferences or requirements;
         --       difficulties in managing and staffing our foreign operations;
         --       increased collection risks;
         --       tariffs and other trade restrictions; and
         --       general economic conditions.

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

IF WE ARE UNABLE TO SUCCESSFULLY CONSUMMATE ADDITIONAL ACQUISITIONS, OUR LONG-TERM COMPETITIVE POSITIONING MAY SUFFER.

         Our business strategy has included growth through acquisitions. We consider acquisitions that improve our competitive capabilities in our businesses or provide additional market penetration or business opportunities in areas that are consistent with our business plan. Identifying and pursuing strategic acquisition opportunities and integrating acquired products and businesses requires a significant amount of management time and skill. Acquisition transactions are accompanied by a number of risks, including, among other things:

         --       the difficulty of assimilating the operations, technology and personnel of the acquired companies;
         --       the potential disruption of our ongoing business;
         --       expenses associated with the transactions;
         --       additional expenses associated with amortization of acquired intangible assets;
         --       the difficulty of maintaining uniform standards, controls, procedures and policies;
         --       the impairment of relationships with employees and customers as a result of any integration of new management personnel;
                  and
         --       the potential unknown liabilities associated with acquired businesses.

If we proceed with future acquisitions, our failure to adequately address these issues could have a material adverse effect on our business, results of operations and financial condition.

WE RELY HEAVILY ON OUR KEY EMPLOYEES, AND THE LOSS OF THEIR SERVICES COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

         Our success is highly dependent upon the continued services of key members of our management, including our Chairman of the Board, President and Chief Executive Officer, Carmine T. Oliva, and our Executive Vice President, Graham Jefferies. The loss of Mr. Oliva, Mr. Jefferies or one or more other key members of management could have a material adverse effect on us. Although we have entered into employment agreements with several key employees, we have not entered into any employment agreement with any executive officer of our company other than with Mr. Oliva and Mr. Jefferies. We maintain key-man life insurance on Mr. Oliva and Mr. Jefferies. However, we cannot assure you that we will be able to maintain this insurance in effect or that the coverage will be sufficient to compensate us for the loss of the services of Mr. Oliva or Mr. Jefferies.

THE UNPREDICTABILITY OF OUR QUARTERLY OPERATING RESULTS MAY CAUSE THE PRICE OF OUR COMMON STOCK TO FLUCTUATE.

           Our quarterly operating results have varied in the past and may continue to fluctuate significantly in the future due to a number of factors, many of which are beyond our control. If our operating results do not meet the expectations of investors, our stock price may decline. Fluctuations in our operating results may result from a number of factors, including the following:

         --       the number of purchasers of our electronics hardware products and the volume of products purchased by those purchasers;
         --       the demand for our electronics hardware products worldwide;
         --       the prices that we are able to charge for our products and services;
         --       costs related to possible acquisitions of new technologies and businesses;
         --       changes affecting the telecommunications industry, including consolidations and restructuring of United States and foreign telephone companies;
         --       changes affecting the electronics industry, including the
                  contraction of military, commercial, governmental and
                  aerospace spending;
         --       the amount and timing of capital expenditures and other costs relating to the expansion of our business; and
         --       general economic conditions.

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

OUR STOCK PRICE HAS BEEN VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS PURCHASING SHARES OF OUR COMMON STOCK.

         The market prices of securities of technology-based companies, including electronics hardware companies, currently are highly volatile. The market price of our common stock has fluctuated significantly in the past. The market price of our common stock may continue to exhibit significant fluctuations in response to the following factors, many of which are beyond our control:

         --       variations in our quarterly operating results;

         -- changes in market valuations of similar companies and stock market price and volume fluctuations generally;

         -- economic conditions specific to the electronics hardware industry;

         -- announcements by us or our competitors of new or enhanced products, technologies or services or significant contracts,

         -- acquisitions, strategic relationships, joint ventures or capital commitments;

         --       regulatory developments;

         --       additions or departures of key personnel; and

         --       future sales of our common stock or other securities.

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

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We have established and acquired international subsidiaries that prepare their balance sheets in the relevant foreign currency. In order to be included in our consolidated financial statements, these balance sheets are converted, at the then current exchange rate, into United States dollars, and the statements of operations are converted using weighted average exchange rates for the applicable period. Accordingly, fluctuations of the foreign currencies relative to the United States dollar could have an effect on our consolidated financial statements. Our exposure to fluctuations in currency exchange rates has increased as a result of the growth of our international subsidiaries. However, because historically the majority of our currency exposure has related to financial statement translation rather than to particular transactions, we do not intend to enter into, nor have we historically entered into, forward currency contracts or hedging arrangements in an effort to mitigate our currency exposure.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Reference is made to the financial statements included in this Report, which begin at page F-1.

         Reference also is made to the supplementary data included in Item 7 of this Report under the heading "Selected Quarterly Results of Operations."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                None.

                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The names, ages and positions held by our directors and executive officers as of December 1, 2000 are as follows:

        NAME                       AGE              TITLES
        ----                       ---              ------
Carmine T. Oliva                    58         Chairman of the Board, President,
                                                  Chief Executive Officer and Director
Graham Jefferies                    43         Executive Vice President and Chief Operating Officer
                                                  of our Telecommunications Group and Managing
                                                  Director of various subsidiaries
Randolph D. Foote                   52         Senior Vice President and Chief Financial Officer
Robert B. Runyon (1)(2)             75         Secretary and Director
Laurence P. Finnegan, Jr. (1)(3)    63         Director

-----------
(1)   Member of the executive compensation and management development committee.
(2)   Member of the nominating committee.
(3)   Member of the audit committee.

         CARMINE T. OLIVA has been Chairman of the Board, President and Chief Executive Officer and a Class III director of our company since March 26, 1997 and of our subsidiary, XIT Corporation, since he founded XIT Corporation in 1983. Mr. Oliva is Chairman of the Board of XCEL Corporation Ltd since 1985, Chairman and Chief Executive Officer of CXR Telcom Corporation since March 1997 and Chairman of CXR S.A. since March 1997. From 1980 to 1983, Mr. Oliva was Senior Vice President and General Manager, ITT Asia Pacific Inc. Prior to holding that position, Mr. Oliva held a number of executive positions with ITT Corporation and its subsidiaries over an eleven-year period. Mr. Oliva attained the rank of Captain in the United States Army and is a veteran of the Vietnam War. Mr. Oliva earned a B.A. degree in Social Studies/Business from Seton Hall University in 1964 and an M.B.A. degree in Business from The Ohio State University in 1966.

         GRAHAM JEFFERIES was appointed Executive Vice President and Chief Operating Officer of our worldwide Telecommunications Group on October 21, 1999. Mr. Jefferies served as Executive Vice President of our company from April 1999 through October 1999. Mr. Jefferies has served as a director of CXR, S.A. since March 1997, as Managing Director of Belix Power Conversions Ltd. since our acquisition of Belix Power Conversions Ltd. in April 2000, as Managing Director of XCEL Power Systems, Ltd. since September 1996 and as Managing Director of XCEL Corporation. Ltd. since March

1992. Prior to joining us in 1992, he was Sales and Marketing Director of Jasmin Electronics PLC, a major United Kingdom software and systems provider, from 1987 to 1992. Mr. Jefferies held a variety of project management positions at GEC Marconi from 1978 to 1987. Mr. Jefferies earned a B.S. degree in Engineering from Leicester University in 1978, and has experience in mergers and acquisitions. Mr. Jefferies is a citizen and resident of the United Kingdom.

         RANDOLPH D. FOOTE was appointed as our Senior Vice President and Chief Financial Officer on October 4, 1999. Mr. Foote has been Vice President and Chief Financial Officer of CXR Telcom Corporation and XIT Corporation since March 2000 and has been Chief Financial Officer of CXR Anderson Jacobson Inc., a California corporation that is a subsidiary of CXR, S.A., since February 2000. Mr. Foote was the Corporate Controller of Unit Instruments, Inc., a publicly traded semiconductor equipment manufacturer, from October 1995 to May 1999. From March 1985 to October 1995, Mr. Foote was the Director of Tax and Financial Reporting at Optical Radiation Corporation, a publicly traded company that designed and manufactured products using advanced optical technology. Prior to 1985, Mr. Foote held positions with Western Gear Corporation and Bucyrus Erie Company, which were both publicly traded companies. Mr. Foote earned a B.S. degree in Business Management from California State Polytechnic University, Pomona in 1973 and an M.B.A. degree in Tax/Business from Golden Gate University in 1979.

         ROBERT B. RUNYON was elected as a Class III director and appointed as our Secretary on March 26, 1997. He has been the owner and principal of Runyon and Associates, a human resources and business advisory firm, since December 1987. He has acted as President and Chief Executive Officer of Sub Hydro Dynamics Inc., a privately held marine services company based in Hilton Head, South Carolina, since September 1995. Prior to our merger with XIT Corporation, Mr. Runyon served XIT Corporation both as a director since August 1983 and as a consultant in the areas of strategy development and business planning, organization, human resources and administrative systems. He also consults for companies in environmental products, marine propulsion systems and architectural services sectors in these same areas. From 1970 to 1978, Mr. Runyon held various executive positions with ITT Corporation, including Vice President, Administration of ITT Grinnell, a manufacturing subsidiary of ITT. From 1963 to 1970, Mr. Runyon held executive positions at BP Oil including Vice President, Corporate Planning and Administration of BP Oil Corporation, and director, organization and personnel for its predecessor, Sinclair Oil Corporation. Mr. Runyon was Executive Vice President, Human Resources at the Great Atlantic & Pacific Tea Company from 1978 to 1980. Mr. Runyon earned a B.S. degree in Economics/Industrial Management from University of Pennsylvania in 1950.

         LAURENCE P. FINNEGAN, JR. was elected as a Class II director on March 26, 1997. In addition to being a director of XIT Corporation since 1985, Mr. Finnegan was XIT Corporation's Chief Financial Officer from 1994 to 1997. Mr. Finnegan has held positions with ITT (1970-74) as controller of several divisions, Narco Scientific (1974-1983) as Vice President Finance, Chief Financial Officer and Executive Vice President, and Fischer & Porter (1986-1994) as Senior Vice President, Chief Financial Officer and Treasurer. Since August 1995, he has been a principal of GwynnAllen Partners, Bethlehem, Pennsylvania, an executive management consulting firm. Since December 1996, Mr. Finnegan has been President of GA Pipe, Inc., a manufacturing company based in Langhorne, Pennsylvania. Since September 1997, Mr. Finnegan has been Vice President Finance and Chief Financial Officer of QuestOne Decision Sciences, an efficiency consulting firm based in Pennsylvania. Mr. Finnegan earned a B.S. degree in Accounting from St. Joseph's University in 1961.

         Our bylaws provide that the board of directors shall consist of at least four directors. The board of directors is divided into three classes. The term of office of each class of directors is three years, with one class expiring each year at the annual meeting of stockholders. There are currently three directors, one of which is a Class II director whose term expires in 2001, and two of which are Class III directors whose term expires in 2002. Officers are appointed by, and serve at the discretion of, our board of directors.

         Section 16(a) of the Securities Exchange Act of 1934, and the regulations thereunder, require the Registrant's directors, executive officers and persons who own more than 10% of a registered class of the Registrant's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Registrant, and to furnish the Registrant with copies of all Section 16(a) forms they file. To the Registrant's knowledge, based solely on review of the copies of such reports furnished to the Registrant and written representations that no other reports were required, during the year ended December 31, 1999, all Section 16(a) filing requirements applicable to the Registrant's officers, directors and greater than 10% beneficial owners were complied with, except that Carmine T. Oliva filed a late Form 5 in June 2000 to reflect his December 1999 acquisition of one share of Series A Preferred Stock and related warrants to purchase up to 5,000 shares of common stock.

ITEM 11.   EXECUTIVE COMPENSATION.

         The following table sets forth information concerning compensation paid to our Chief Executive Officer and each of our other executive officers who received an annual salary and bonus of more than $100,000 for services rendered to us during the years ended December 31, 1999, 1998 and 1997:

                           SUMMARY COMPENSATION TABLE

                                                                               LONG-TERM
                                                                          COMPENSATION AWARD
                                                  ANNUAL COMPENSATION     ------------------
                                                  -------------------         SECURITIES          ALL OTHER
            NAME AND PRINCIPAL POSITION           YEAR         SALARY      UNDERLYING OPTIONS   COMPENSATION (1)
            ---------------------------           ----         ------      ------------------   ---------------
    Carmine T. Oliva........................      1999       $198,872             --                  --
      President and Chief Executive               1998       $198,872             --                  --
      Officer (2)                                 1997       $214,301             --                  --

    James P. Butler.........................      1999        $122,769            --                  --
      Former Chief Financial Officer (3)          1998        $125,000          40,000                --
                                                  1997         $44,377          75,000                --

    Graham Jefferies........................      1999        $114,192          60,000              $5,116
      Executive Vice President and Chief          1998         $98,918          30,000              $5,567
      Operating Officer of Telecommuni-           1997         $95,755            --                $6,527
      cations Group (4)

    Randolph D. Foote.......................      1999         $23,267          50,000                --
      Senior Vice President, Chief                1998              --            --                  --
      Financial Officer (5)                       1997              --            --                  --

---------------
(1)   Consists of contributions to Mr. Jefferies' retirement plan.
(2) Carmine T. Oliva became Chairman and Chief Executive Officer on March 26, 1997, upon Jack Talan's resignation concurrent with the merger of MicroTel International, Inc. with XIT. Mr. Oliva's salary does not include payments of $45,333 in 1997 of voluntarily deferred salary from years prior to 1997.
(3)   Mr. Butler resigned as our Chief Financial Officer on October 4, 1999.
(4) Mr. Jefferies was appointed Executive Vice President and Chief Operating Officer of our worldwide Telecommunications Group on October 21, 1999. Mr. Jefferies is based in the United Kingdom and receives his remuneration in British pounds. The compensation amounts listed for Mr. Jefferies are shown in United States dollars, converted from British pounds using the average conversion rates in effect during the time periods of compensation.
(5) Randolph D. Foote was appointed Senior Vice President and Chief Financial Officer on October 4, 1999, following receipt of notification of the resignation of our former Chief Financial Officer, James P. Butler.

                        OPTION GRANTS IN LAST FISCAL YEAR

         The following table provides information regarding option grants in the year ended December 31, 1999 to the named executive officers. We did not grant any stock appreciation rights in the year ended December 31, 1999.

                                                               PERCENT OF
                                                                 TOTAL                                         POTENTIAL REALIZABLE
                                                                OPTIONS                                          VALUE AT ASSUMED
                                                               GRANTED TO                                         ANNUAL RATES OF
                                               NUMBER OF          ALL                                               STOCK PRICE
                                               SECURITIES      EMPLOYEES                                         APPRECIATION FOR
                                               UNDERLYING      IN FISCAL    EXERCISE PRICE                        OPTION TERM (2)
              NAME             GRANT DATE   OPTIONS GRANTED       YEAR       ($/SHARE)(1)    EXPIRATION DATE       5%($)  10%($)
              ----             ----------   ---------------       ----       ------------    ---------------       -------------
Carmine T. Oliva.........         --              --              --              --               --               --      --
Randolph D. Foote........     11/15/1999         50,000          11.6%           0.20           11/15/2009         6,289  15,937
Graham Jefferies.........     11/15/1999         60,000          14.0%           0.20           11/15/2006         7,547  19,125
James P. Butler(3).......         --              --              --              --               --               --      --

---------------
(1) The option was granted at an exercise price equal to the closing price of a share of common stock on the grant date.
(2) Pursuant to applicable regulations, these amounts represent certain assumed rates of appreciation only. Actual gain, if any, on stock option exercises are dependent on the future performance of the common stock and overall stock market conditions. The amounts reflected in this table may not necessarily be achieved.
(3)   Mr. Butler resigned as our Chief Financial Officer on October 4, 1999.

                   OPTION EXERCISES AND FISCAL YEAR-END VALUES

           The following table provides information regarding option exercises in the year ended December 31, 1999 by the named executive officers and the value of unexercised options held by the named executive officers as of December 31, 1999.

                                                                         NUMBER OF
                                                                   SECURITIES UNDERLYING           VALUE ($) OF UNEXERCISED
                                                                  UNEXERCISED OPTIONS AT            IN-THE-MONEY OPTIONS AT
                                                                     DECEMBER 31, 1999               DECEMBER 31, 1999(1)
                          SHARES ACQUIRED                            -----------------               --------------------
          NAME              ON EXERCISE     VALUE REALIZED      EXERCISABLE     UNEXERCISABLE    EXERCISABLE      UNEXERCISABLE
          ----              -----------     --------------      -----------     -------------    -----------      -------------
Carmine T. Oliva.....           --                --              130,633            --              --                --
Randolph D. Foote....           --                --               25,000          25,000           5,938             5,938
Graham Jefferies.....           --                --               96,287          30,000           7,125             7,125
James P. Butler(2)...           --                --              115,000            --              --                --

--------------
(1) The closing price of our common stock on December 31, 1999 on the OTC Bulletin Board was $.4375 per share.
(2)   Mr. Butler resigned as our Chief Financial Officer on October 4, 1999.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

      CARMINE T. OLIVA

         Pursuant to an employment agreement dated January 1, 1996, Carmine T. Oliva was employed as Chairman, President and Chief Executive Officer of XIT Corporation for a term of five years at an annual salary of $250,000. In July 1996, Mr. Oliva voluntarily agreed to abate a portion of his annual salary in connection with XIT Corporation's salary abatement program then in effect. On May 6, 1997, our board of directors voted to assume the obligations of XIT Corporation under this agreement in light of the appointment of Mr. Oliva to the positions of Chairman of the Board, President and Chief Executive Officer of our company on March 26, 1997.

         On October 15, 1997, we entered into a replacement agreement with Mr. Oliva on substantially the same terms and conditions as the prior agreement. The replacement agreement is subject to automatic renewal for three successive two-year terms commencing on October 15, 2002, unless, during the required notice periods (which run from August 15 to October 15 of the year preceding the year in which a two-year renewal period is to begin), either party gives written notice of its desire not to renew. The agreement provides that Mr. Oliva's salary was to continue at the abated amount of $198,865 per annum until such time as we have reported two consecutive profitable quarters during the term of the agreement or any renewals thereof, at which time his salary was to increase to its pre-abatement level of $250,000 per annum. Based on our unaudited quarterly financial statements, this increase to $250,000 occurred effective as of November 1, 2000.

         If the board of directors makes a substantial addition to or reduction of Mr. Oliva's duties, Mr. Oliva may resign upon written notice given within 30 days of the change in duties. Within 30 days after the effective date of a resignation under these circumstances, we will be obligated to pay to Mr. Oliva the value of three years of his annual salary.

         If we terminate Mr. Oliva for cause, our obligation to pay any further compensation, severance allowance, or other amounts payable under the agreement terminates on the date of such termination. If we terminate Mr. Oliva without cause (including by ceasing our operations due to bankruptcy or by our general inability to meet our obligations as they become due), we must provide him with 60 days' prior written notice. If the termination without cause occurs prior to the expiration of the initial term of the agreement on October 15, 2002, Mr. Oliva will be entitled to be paid his annual salary for two and one-half years following the termination. If the termination occurs during a renewal period, Mr. Oliva will be entitled to be paid his annual salary through the expiration of the particular renewal period, and to be paid all other amounts payable under the agreement.

         We may terminate the agreement upon 30 days' written notice in the event of a merger or reorganization in which our stockholders immediately prior to the merger or reorganization receive less than 50% of the outstanding voting shares of the successor corporation and in the event of a sale of all or substantially all of our assets or a sale, exchange or other disposition of two-thirds or more of our outstanding capital stock. If Mr. Oliva is terminated without cause within two years following a change of control, then:

         -- if the termination occurs prior to the expiration of the initial term of the agreement on October 15, 2002, Mr. Oliva will be entitled to be paid his annual salary and all other amounts payable under the agreement for two and one-half years following the termination, which amounts shall be payable at his election in a lump sum within 30 days after the termination or in installments;

         -- if the termination occurs during a renewal period, Mr. Oliva will be entitled to be paid his annual salary through the expiration of the particular renewal period, and to be paid all other amounts payable under the agreement;

         -- Mr. Oliva will be entitled to receive the average of his annual executive bonuses awarded to him in the three years preceding his termination, over the same time span and under the same conditions as his annual salary;

         -- Mr. Oliva will be entitled to receive any executive bonus awarded but not yet paid; and

         -- Mr. Oliva will continue to receive coverage in all benefit programs in which he was participating on the date of his termination until the earlier of the end of the initial term or renewal term in which the termination occurred and the date he receives equivalent coverage and benefits under plans and programs of a subsequent employer.

         If Mr. Oliva dies during the term of the agreement, amounts payable under the agreement to or for the benefit of Mr. Oliva will continue to be payable to Mr. Oliva's designee or legal representatives for one year following his death. If Mr. Oliva is unable to substantially perform his duties under the agreement for an aggregate of 180 days in any 18-month period, we may terminate the agreement by ten days' prior written notice to Mr. Oliva following the 180th day of disability; provided, however, that we must continue to pay amounts payable under the agreement to or for the benefit of Mr. Oliva for two years following the effective date of the termination.

         If the agreement is terminated for any reason and unless otherwise agreed to by Mr. Oliva and us, then in addition to any other severance payments to which Mr. Oliva is entitled, we must continue to pay Mr. Oliva's annual salary until:

         -- all obligations incurred by Mr. Oliva on our behalf, including any lease obligations signed by Mr. Oliva related to the performance of his duties under the agreement, have been voided or fully assumed by us or our successor;

         -- all loan collateral pledged by Mr. Oliva has been returned to Mr. Oliva; and

         -- all personal property of Mr. Oliva has been returned to Mr. Oliva's principal place of residence at our expense.

         The agreement provides that we will furnish a life insurance policy on Mr. Oliva's life, in the amount of $1 million, payable to Mr. Oliva's estate in the event of his death during the term of the agreement. This benefit is in return for, and is intended to protect Mr. Oliva's estate from financial loss arising from any and all personal guarantees that Mr. Oliva provided in favor of us, as required by various corporate lenders. This benefit is also intended to enable Mr. Oliva's estate to exercise all warrants and options to purchase shares of our common stock.

         As a condition to his entry into the employment agreement, Mr. Oliva received a warrant to purchase up to 250,000 shares of our common stock at an exercise price of $3.45 per share, exercisable at any time prior to 5:00 p.m. New York City time on October 14, 2002. In February 2000, Mr. Oliva exchanged this warrant for a warrant to purchase up to 125,000 shares of common stock at an exercise price of $1.725 per share in an exchange offer made to all holders of warrants with exercise prices exceeding $1.00.

      GRAHAM JEFFERIES

         On May 1, 1998, we entered into an employment agreement with Mr. Jefferies for a term of two years at an initial annual salary of 67,000 British pounds (approximately $106,500 at the then current exchange rates) that is subject to automatic renewal for two successive one-year terms commencing on May 1, 2000. Mr. Jefferies was to act as Managing Director of XCEL Corporation, Ltd. and to perform additional services as may be approved by our board of directors.

         If the board of directors makes a substantial addition to or reduction of Mr. Jefferies' duties, Mr. Jefferies may resign upon written notice given within 30 days of the change in duties. Within 30 days after the effective date of a resignation under these circumstances, we will be obligated to pay to Mr. Jefferies the value of one year of his annual salary.

         If we terminate Mr. Jefferies for cause, our obligation to pay any further compensation, severance allowance, or other amounts payable under the agreement terminates on the date of such termination. If we terminate Mr. Jefferies without cause (including by ceasing our operations due to bankruptcy or by our general inability to meet our obligations as they become due), we must provide him with 60 days' prior written notice. Mr. Jefferies will be entitled to be paid his annual salary through the expiration of the current renewal period, and to be paid all other amounts payable under the agreement.

         We may terminate the agreement upon 30 days' written notice in the event of a merger or reorganization in which our stockholders immediately prior to the merger or reorganization receive less than 50% of the outstanding voting shares of the successor corporation and in the event of a sale of all or substantially all of our assets or a sale, exchange or other disposition of two-thirds or more of our outstanding capital stock. If Mr. Jefferies is terminated without cause within two years following a change of control, then:

         -- Mr. Jefferies will be entitled to be paid his annual salary through the expiration of the current renewal period, and to be paid all other amounts payable under the agreement;

         -- Mr. Jefferies will be entitled to receive the average of his annual executive bonuses awarded to him in the three years preceding his termination, over the same time span and under the same conditions as his annual salary;

         -- Mr. Jefferies will be entitled to receive any executive bonus awarded but not yet paid; and

         -- Mr. Jefferies will continue to receive coverage in all benefit programs in which he was participating on the date of his termination until the earlier of the end of the current renewal term and the date he receives equivalent coverage and benefits under plans and programs of a subsequent employer.

         If Mr. Jefferies dies during the term of the agreement, amounts payable under the agreement to or for the benefit of Mr. Jefferies will continue to be payable to Mr. Jefferies' designee or legal representatives for one year following his death. If Mr. Jefferies is unable to substantially perform his duties under the agreement for an aggregate of 180 days in any 18-month period, we may terminate the agreement by ten days' prior written notice to Mr. Jefferies following the 180th day of disability; provided, however, that we must continue to pay amounts payable under the agreement to or for the benefit of Mr. Jefferies for one year following the effective date of the termination.

BOARD COMMITTEES

         The board of directors currently has an audit committee, an executive compensation and management development committee and a nominating committee.

         The audit committee makes recommendations to our board of directors regarding the selection of independent auditors, reviews the results and scope of the audit and other services provided by our independent auditors, reviews our financial statements for each interim period, and reviews and evaluates our internal audit and control functions. From January 1, 1999 through June 25, 1999, this committee consisted of David Barrett, a former director of our company, and Laurence Finnegan. Since June 26, 1999, this committee has consisted of Laurence Finnegan.

         The executive compensation and management development committee is responsible for establishing and administering our policies involving the compensation of all of our executive officers and establishing and recommending to our board of directors the terms and conditions of all employee and consultant compensation and benefit plans. From January 1, 1999 through June 25, 1999, this committee consisted of David Barrett, a former director of our company, and Robert B. Runyon. Since June 26, 1999, this committee has consisted of Robert B. Runyon and Laurence Finnegan.

         The nominating committee selects nominees for the board of directors. During 2000, the nominating committee has consisted of Robert B. Runyon.

COMPENSATION OF DIRECTORS

         Each non-employee director is entitled to receive $1,000 per quarter as compensation for their services. We reimburse all directors for out-of-pocket expenses incurred in connection with attendance at board and committee meetings. We may periodically award options or warrants to our directors under our existing option and incentive plans and otherwise.

         Mr. Runyon acts as a consultant to our company in the areas of strategy development business and organization planning, human resources recruiting and development and administrative systems. During 1999, Mr. Runyon received approximately $1,670 in consulting fees and expenses. Also, additional consulting fees and expenses totaling $9,441 were accrued during 1999 but have not yet been paid. During 1999, we also paid premiums of $2,793 for life insurance on Mr. Runyon for the benefit of his spouse, $30 for life insurance on Mr. Runyon's spouse for the benefit of Mr. Runyon, and $3,534 for health insurance.

         On July 25, 2000, Mr. Runyon and Mr. Finnegan each received an option to purchase 100,000 shares of common stock at $.50 per share under our 1997 Plan, which options vest in two equal semi-annual installments commencing on January 25, 2001 and expires on July 25, 2010.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         No member of the board of directors has a relationship that would constitute an interlocking relationship with executive officers and directors of another entity.

STOCK OPTION PLANS

         We currently have four stock option plans: the 1993 Stock Option Plan, the Employee Stock and Stock Option Plan, the 1997 Stock Incentive Plan and the 2000 Stock Option Plan. These plans are administered by our executive compensation and management development committee, which currently consists of Robert Runyon and Laurence Finnegan, our two non-employee directors.

         The 1993 Stock Option Plan authorizes the issuance of incentive stock options and non-qualified stock options to our employees and independent contractors for the purchase of up to 300,000 shares of our common stock. The 1993 Stock Option Plan terminates on August 31, 2003. Our board does not intend to issue any additional options under the 1993 Stock Option Plan in the future.

         The Employee Stock and Stock Option Plan authorizes the issuance of non-qualified stock options and restricted and unrestricted stock grants to our employees (including officers and directors who are employees) and consultants for up to an aggregate of 520,000 shares of common stock. The Employee Stock and Stock Option Plan terminates on July 1, 2004. Our board does not intend to issue any additional options or make any additional stock grants under the Employee Stock and Stock Option Plan.

         The 1997 Stock Incentive Plan authorizes the issuance of incentive stock options, stock appreciation rights or stock awards to our employees and directors for up to an aggregate of 1,600,000 shares of common stock, except that incentive stock options may not be granted to non-employee directors. Our board of directors' adoption of the 1997 Stock Incentive Plan was ratified by our stockholders at our 1998 annual meeting of stockholders. The 1997 Stock Incentive Plan terminates on June 15, 2007. As of November 14, 2000, options to purchase up to 1,441,596 shares of common stock were outstanding under the 1997 Stock Incentive Plan.

         Our 2000 Stock Option Plan was adopted by our board of directors in November 2000 and is subject to stockholder approval. We have submitted the 2000 Stock Option Plan for stockholder approval at a special meeting of stockholders that is planned to be held on January 16, 2001. The 2000 Stock Option Plan authorizes the issuance of incentive stock options and non-qualified options to our employees, officers, directors and consultants and to employees of companies that do business with us for the purchase of up to 2,000,000 shares of common stock. As of November 14, 2000, we had approximately 253 employees, officers and directors eligible to receive options under the 2000 Stock Option Plan, and no options had been issued under this plan. The following description of the terms of the 2000 Stock Option Plan is qualified in its entirety by reference to the full text of the 2000 Stock Option Plan, a copy of which is an exhibit to the registration statement of which this prospectus is a part.

      SHARES SUBJECT TO THE 2000 STOCK OPTION PLAN

         A total of 2,000,000 shares of our common stock are authorized for issuance under the 2000 Stock Option Plan. Any shares of common stock which are subject to an award but are not used because the terms and conditions of the award are not met, or any shares which are used by participants to pay all or part of the purchase price of any option, may again be used for awards under the 2000 Stock Option Plan.

      ADMINISTRATION

         It is the intent of the 2000 Stock Option Plan that it be administered in a manner such that option grants and exercises would be "exempt" under Rule 16b-3 of the Securities Exchange Act of 1934, as amended. The executive compensation and management development committee is empowered to select those eligible persons to whom options shall be granted under the 2000 Stock Option Plan; to determine the time or times at which each option shall be granted, whether options will be ISOs or NQOs, and the number of shares to be subject to each option; and to fix the time and manner in which each such option may be exercised, including the exercise price and option period, and other terms and conditions of such options, all subject to the terms and conditions of the 2000 Stock Option Plan. The committee has sole discretion to interpret and administer the 2000 Stock Option Plan, and its decisions regarding the 2000 Stock Option Plan are final, except that our board of directors can act in place of the committee as the administrator of the 2000 Stock Option Plan at any time or from time to time, in its discretion.

      OPTION TERMS

         ISOs granted under the 2000 Stock Option Plan must have an exercise price of not less than 100% of the fair market value of a share of common stock on the date the ISO is granted and must be exercised, if at all, within ten years from the date of grant. In the case of an ISO granted to an optionee who owns more than 10% of the total voting securities of our company on the date of grant, such exercise price shall be not less than 110% of fair market value on the date of grant, and the option period may not exceed five years. NQOs granted under the 2000 Stock Option Plan must have an exercise price of not less than 85% of the fair market value of a share of common stock on the date the NQO is granted.

         Options may be exercised during a period of time fixed by the committee except that no option may be exercised more than ten years after the date of grant. In the discretion of the committee, payment of the purchase price for the shares of stock acquired through the exercise of an option may be made in cash, shares of our common stock or a combination of cash and shares of our common stock.

      AMENDMENT AND TERMINATION

         The 2000 Stock Option Plan may be wholly or partially amended or otherwise modified, suspended or terminated at any time and from time to time by our board of directors. However, our board of directors may not materially impair any outstanding options without the express consent of the optionee or materially increase the number of shares subject to the 2000 Stock Option Plan, materially increase the benefits to optionees under the 2000 Stock Option Plan, materially modify the requirements as to eligibility to participate in the 2000 Stock Option Plan or alter the method of determining the option exercise price without stockholder approval. No option may be granted under the 2000 Stock Option Plan after November 14, 2010.

      FEDERAL INCOME TAX CONSEQUENCES

         NQOS

         Holders of NQOs do not realize income as a result of a grant of the Option, but normally realize compensation income upon exercise of an NQO to the extent that the fair market value of the shares of Common Stock on the date of exercise of the NQO exceeds the exercise price paid. We will be required to withhold taxes on ordinary income realized by an optionee upon the exercise of a NQO.

         In the case of an optionee subject to the "short-swing" profit recapture provisions of Section 16(b) of the Exchange Act, the optionee realizes income only upon the lapse of the six-month period under Section 16(b), unless the optionee elects to recognize income immediately upon exercise of his or her Option.

         ISOS

         Holders of ISOs will not be considered to have received taxable income upon either the grant of the option or its exercise. Upon the sale or other taxable disposition of the shares, long-term capital gain will normally be recognized on the full amount of the difference between the amount realized and the option exercise price paid if no disposition of the shares has taken place within either two years from the date of grant of the option or one year from the date of transfer of the shares to the optionee upon exercise. If the shares are sold or otherwise disposed of before the end of the one-year or two-year periods, the holder of the ISO must include the gain realized as ordinary income to the extent of the lesser of the fair market value of the option stock minus the option price, or the amount realized minus the option price. Any gain in excess of these amounts, presumably, will be treated as capital gain. We will be entitled to a tax deduction in regard to an ISO only to the extent the optionee has ordinary income upon the sale or other disposition of the option shares.

         Upon the exercise of an ISO, the amount by which the fair market value of the purchased shares at the time of exercise exceeds the option price will be an "item of tax preference" for purposes of computing the optionee's alternative minimum tax for the year of exercise. If the shares so acquired are disposed of prior to the expiration of the one-year or two-year periods described above, there should be no "item of tax preference" arising from the option exercise.

      POSSIBLE ANTI-TAKEOVER EFFECTS

         Although not intended as an anti-takeover measure by our board of directors, one of the possible effects of the 2000 Stock Option Plan could be to place additional shares, and to increase the percentage of the total number of shares outstanding, in the hands of the directors and officers of our company. Such persons may be viewed as part of, or friendly to, incumbent management and may, therefore, under certain circumstances be expected to make investment and voting decisions in response to a hostile takeover attempt that may serve to discourage or render more difficult the accomplishment of such attempt.

         In addition, options may, in the discretion of the committee, contain a provision providing for the acceleration of the exercisability of outstanding, but unexercisable, installments upon the first public announcement of a tender offer, merger, consolidation, sale of all or substantially all of our assets, or other attempted changes in the control of our company. In the opinion of our board of directors, such an acceleration provision merely ensures that optionees under the 2000 Stock Option Plan will be able to exercise their options as intended by the board of directors and stockholders prior to any such extraordinary corporate transaction which might serve to limit or restrict such right. Our board of directors is, however, presently unaware of any threat of hostile takeover involving our company.

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

         The compensation philosophy and policy of the Company is based upon four central objectives:

         -- To provide an executive compensation structure and system which is both competitive in the outside industrial marketplace and also internally equitable based upon the weight and level of responsibilities in the respective executive positions.

         -- To attract, retain and motivate qualified executives within this structure, and reward them for outstanding performance-to-objectives and business results through financial and other appropriate management incentives.

         -- To align the Company's financial results and the compensation paid to the Company's executive officers with the enhancement of shareholder value.

         -- To structure the Company's compensation policy so that executive officers' compensation is dependent, in one part, on the achievement of its current year business plan objectives, and in another part, on the long term increase in company net worth and the resultant improvement in shareholder value, and to maintain an appropriate balance between short and long range performance objectives, over time.

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

                                       Respectfully submitted,

                                       Executive Compensation and Management
                                       Development Committee
                                       MicroTel International, Inc.
                                       Robert B. Runyon, Chairman

PERFORMANCE GRAPH

         Set forth below is a line graph comparing the cumulative total stockholder return on the Company's common stock, based on its market price with the cumulative total return on companies on the Nasdaq Stock Market (U.S.) and the Nasdaq Telecom Index, assuming reinvestment of dividends for the period beginning December 31, 1994 through the Company's fiscal year ended December 31, 1999. This graph assumes that the value of the investment in the Company's common stock and each of the comparison groups was $100 on December 31, 1994.

           EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

                             CUMULATIVE TOTAL RETURN

                                   12/94        12/95        12/96        12/97        12/98        12/99
                                   -----        -----        -----        -----        -----        -----
MicroTel International, Inc.     $ 100.00     $ 181.82     $  43.64     $  43.64     $  19.09     $  12.74

Nasdaq Stock Market (U.S.)         100.00       141.33       173.89       213.07       300.25       542.43

Nasdaq Telecommunications          100.00       130.91       133.86       195.75       322.30       561.27

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         On November 20, 2000, a total of 20,569,759 shares of the Company's common stock were issued and outstanding. The following table sets forth information regarding beneficial ownership of the Company's common stock as of November 20, 2000 by:

         -- each person who is known by the Company to beneficially own more than five percent, in the aggregate, of the outstanding shares of the Company's common stock;

         -- each of the Company's directors and each of the executive officers named in the Summary Compensation Table; and

         -- all of the Company's directors and executive officers as a group.

         Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated in the footnotes to the table, the Company believes each stockholder possesses sole voting and investment power with respect to all of the shares of common stock owned by such stockholder, subject to community property laws where applicable. In computing the number of shares beneficially owned by a stockholder and the percentage ownership of that stockholder, shares of common stock subject to options or warrants held by that person that are currently exercisable or are exercisable within 60 days after the date of the table are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person or group.


                                                                         AMOUNT AND
                                                                         NATURE OF             PERCENT OF
  NAME OF BENEFICIAL OWNER            TITLE OF CLASS                BENEFICIAL OWNERSHIP      COMMON STOCK
  ------------------------            --------------                --------------------      ------------
Orbit II Partners, L.P.                Common                          2,838,810 (1)            13.77%
Carmine T. Oliva                       Common                          1,585,806 (2)             7.53
                                       Series A Preferred                      1                 4.00%
Robert B. Runyon                       Common                            238,155 (3)             1.15
Laurence P. Finnegan, Jr.              Common                             44,171 (4)             *
Graham Jefferies                       Common                            129,563 (5)             *
Randolph D. Foote                      Common                             55,000 (6)             *
James P. Butler (7)                    Common                                 --                --
All directors and executive            Common                          2,052,695 (8)             9.64%
  officers as a group (6 persons)      Series A Preferred                      1                 4.00%

------------------------
     *    Less than 1.00%
     (1) Includes 43,125 shares of common stock issuable upon exercise of warrants issued to Orbit II Partners, L.P. Alan S. MacKenzie, Jr., David N. Marino and Joel S. Kraut are: the managing partners of Orbit II Partners, L.P., an NASD-registered broker-dealer and member of the American Stock Exchange; the managing members of MKM Partners, LLC, an NASD-registered broker-dealer and member of the Pacific Stock Exchange; and general partners of OTAF Business Partners, a general partnership that owns more than 10% of the outstanding membership interests in Blackwood Securities, LLC, an NASD member. The address for Orbit II Partners, L.P. is 2 Rector Street, 16th Floor, New York, New York 10006.
     (2) Includes 81,889 shares of common stock held individually by Mr. Oliva's wife. Also includes 130,633 shares of common stock issuable upon exercise of options, 345,185 shares issuable upon exercise of warrants and 11,214 shares of common stock issuable upon conversion of Series A Preferred Stock. Mr. Oliva is a director and the Chairman of the Board, President and Chief

          Executive Officer of the Company. Mr. Oliva's address is c/o MicroTel International, Inc., 9485 Haven Avenue, Suite 100, Rancho Cucamonga, California 91730.
     (3) Includes 58,060 shares issuable upon exercise of options. Mr. Runyon is a director and the Secretary of the Company.
     (4)  Mr. Finnegan is a director of the Company.
     (5) Includes 126,287 shares of common stock issuable upon exercise of options. Mr. Jefferies is the Executive Vice President and Chief Operating Officer of our Telecommunications Group.
     (6) Includes 50,000 shares of common stock issuable upon exercise of options. Mr. Foote is the Senior Vice President and Chief Financial Officer of the Company.
     (7) Mr. Butler is the former Chief Financial Officer of the Company and is named as an executive officer in the Summary Compensation Table.
     (8) Includes 364,980 shares of common stock issuable upon exercise of options, 345,185 shares of common stock issuable upon exercise of warrants and 11,214 shares of common stock issuable upon conversion of Series A Preferred Stock.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         SERIES A PREFERRED STOCK AND WARRANT TRANSACTIONS

         On December 23, 1999, Orbit II Partners, L.P., Samuel J. Oliva, Samuel
G. Oliva and Carmine T. Oliva, or the Series A Purchasers, purchased an aggregate of 39.5 shares of Series A Preferred Stock and accompanying warrants to purchase up to an aggregate of 197,500 shares of common stock from two of the three original holders of shares of our Series A Preferred Stock, or the Series A Sellers, for an aggregate consideration of approximately $400,000 in cash. Orbit II Partners, L.P. is a Delaware limited partnership that as of November 20, 2000 beneficially owned more than five percent of our outstanding common stock. Carmine T. Oliva is our President, Chief Executive Officer and Chairman of the Board. Samuel J. Oliva and Samuel G. Oliva are the brother and son, respectively, of Carmine T. Oliva.

         When issued to the three original holders, or the Series A Original Holders, on June 29, 1998 and July 9, 1998 at a price of $10,000 per share, the shares of Series A Preferred Stock were convertible into common stock at the option of the Series A Original Holders at per share conversion prices of $0.9375 and $0.875, respectively, which prices were equal to $10,000 divided by the lesser of $1.26 and 100% of the arithmetic average of the three lowest closing bid prices over the respective previous 40 trading days.

         On November 3, 1998, the Series A Original Holders and our company agreed to modify the conversion price of the Series A Preferred Stock to a fixed factor so that for so long as our common stock continued to be listed on the Nasdaq SmallCap Market, each share of Series A Preferred Stock was to be convertible into 20,000 shares of common stock. The modified conversion price was calculated by dividing $10,000 by $0.50 per share of Series A Preferred Stock. The Series A Original Holders and our company also agreed on November 3, 1998 that the exercise price of the related warrants would be reduced from $1.25 per share to $0.75 per share. As of November 3, 1998, under the original conversion price formula each share of Series A Preferred Stock would have been convertible into approximately 24,615 shares of common stock at a per share conversion price of $0.40625, and the closing price of a share of our common stock on the Nasdaq SmallCap Market was $0.4375. We agreed to adjust the conversion price of the Series A Preferred Stock and the exercise price of the related warrants because the prices at which our common stock were trading had been declining at least since the shares of Series A Preferred Stock were issued, and we believed that setting a floor for the conversion price might help to minimize future dilution to our common stockholders.

         Following the delisting of our common stock from the Nasdaq SmallCap Market, the November 1998 modification to the conversion price of the Series A Preferred Stock was discontinued on August 15,

1999, and the conversion price was again to be equal to $10,000 divided by the lesser of $1.26 and 100% of the arithmetic average of the three lowest closing bid prices over the 40 trading days prior to conversion.

         As described above, on December 23, 1999, the Series A Purchasers purchased an aggregate of 39.5 shares of Series A Preferred Stock and the related warrants to purchase up to an aggregate of 197,500 shares of common stock from the Series A Sellers. In conjunction with the purchase and sale, the holders of the Series A Preferred Stock and our company agreed to modify the conversion price of the Series A Preferred Stock to a fixed factor so that each share of Series A Preferred Stock was to be convertible into 50,530 shares of common stock. This fixed factor was calculated by dividing $10,000 by approximately $0.1979 per share of Series A Preferred Stock. Also in conjunction with the purchase and sale, the holders of the Series A Preferred Stock and our company agreed that all of the outstanding warrants that had been issued to the Series A Original Holders in 1998, including both the warrants that were transferred to the Series A Purchasers and the warrants that were retained by the Series A Sellers because they related to shares of Series A Preferred Stock that already had been converted by the Series A Sellers into shares of common stock, were amended to reduce the exercise price from $0.75 per share to $0.25 per share and to extend the expiration date from May 22, 2001 to December 22, 2002.

         On December 23, 1999, the closing price of a share of our common stock on the OTC Bulletin Board was $0.30, and each share of Series A Preferred Stock would have been convertible into approximately 52,632 shares of common stock at a per share conversion price of $0.19 if the December 1999 modification to the conversion price was not taken into account. The modifications to the exercise price of the warrants and the conversion price of the Series A Preferred Stock were intended to induce the sale of all of the Series A Sellers' unconverted shares of Series A Preferred Stock to the Series A Purchasers. We believed that this sale would benefit our company and its stockholders because the Series A Purchasers had indicated an interest in voluntarily holding the Series A Preferred Stock as a long-term investment rather than converting the Series A Preferred Stock into shares of common stock that would further dilute existing common stockholders and that could be sold in the public market at the low prices at which our shares of common stock were trading.

         In November 2000, we determined that because the modifications to the conversion price in November 1998 and December 1999 had not been submitted to and approved by our stockholders in accordance with the Delaware General Corporation Law, all conversions from November 1998 through July 1999 and in December 1999 should have been made at the original conversion rate of $10,000 divided by the lesser of $1.26 and 100% of the arithmetic average of the three lowest closing bid prices over the 40 trading days prior to the conversions. Under the original conversion terms, we would have issued approximately 250,000 additional shares of common stock for some conversions and approximately 90,000 less shares of common stock for other conversions. No modifications have been made to our consolidated financial statements to reflect the potential issuance of these additional shares of common stock because we are still in the process of working with the holders of the Series A Preferred Stock to reach a satisfactory resolution to this matter.

         We have submitted to our stockholders for approval at a special meeting to be held on January 16, 2001 an amendment to the certificate of designations, preferences and rights relating to the Series A Preferred Stock. If approved by the holders of our common stock and Series A Preferred Stock , the amendment will modify the conversion rate for conversions occurring after the amendment is filed with the Delaware Secretary of State so that each share of Series A Preferred Stock will be convertible into 50,530 shares of common stock, which is the same number of shares into which each shares of Series A Preferred Stock would now be convertible if the attempted modifications to the conversion prices had been approved by our stockholders in accordance with the Delaware General Corporation Law.

WARRANT EXCHANGE OFFER

         Between February and April 2000, we made an offer to all holders of warrants to purchase shares of our common stock at exercise prices of $1.00 or more pursuant to which these holders could elect to surrender their outstanding warrants with exercise prices of $1.00 or more in exchange for the issuance to them of warrants to purchase a number of shares equal to one-half of the number of shares underlying the surrendered warrants at an exercise price of one-half of the exercise price of the surrendered warrants. The primary reason for the offer was to reduce the quantity of shares allocated to warrants so that we would have sufficient authorized stock for our needs until an increase in our authorized stock could be voted on by our stockholders. A total of 2,769,201 warrants with exercise prices ranging from $1.21 to $3.79 were surrendered in exchange for 1,384,602 warrants with exercise prices ranging from $0.605 to $1.895. The majority of warrants exchanged were held by persons or entities who were not employees or directors of our company or its subsidiaries. However, exchanges were made with the following related parties:

                                                             Shares               Exercise              Shares            Exercise
                                                           Underlying             Price of            Underlying          Price of
                                                            Warrants              Warrants             Warrants           Warrants
                Warrant Holder                             Surrendered           Surrendered           Received           Received
                --------------                             -----------           -----------           --------           --------
 Carmine T. Oliva, Chairman of the Board,                    250,000                 $3.45              125,000             $1.73
  President and Chief Executive Officer                      362,870                 $3.44              181,435             $1.72
                                                               5,878                 $1.21                2,939             $0.61
                                                               3,096                 $3.79                1,548             $1.90
                                                              33,674                 $3.79               16,837             $1.90
                                                               6,659                 $3.79                3,330             $1.90
                                                              43,544                 $2.58               21,772             $1.29
                                                             108,861                 $1.38               54,431             $0.69
                                                              29,030                 $1.89               14,515             $0.95
                                                              21,772                 $1.89               10,886             $0.95

 Carmine T. Oliva and Georgeann Oliva,                        11,103                 $3.79                5,552             $1.90
  Chairman of the Board, President and Chief                   3,629                 $1.89                1,815             $0.95
  Executive Officer and his spouse

Laurence P. Finnegan,                                         17,418                 $2.58                8,709             $1.29
  Director                                                     7,257                 $1.89                3,629             $0.95
                                                               5,443                 $1.89                2,722             $1.89

Robert B. Runyon,                                              2,903                 $2.58                1,452             $1.29
  Director and Secretary                                      55,400                 $2.58               27,700             $1.29
                                                               9,677                 $2.58                4,839             $1.29
                                                              14,515                 $1.89                7,258             $0.95
                                                               6,169                 $1.89                3,085             $0.95
                                                                 483                 $1.29                  242             $1.29

Samuel J. Oliva,                                              14,515                 $1.89                7,258             $0.95
  Brother of Carmine T. Oliva                                 30,481                 $1.89               15,241             $0.95
                                                               3,919                 $1.21                1,960             $0.61
                                                               5,008                 $1.89                2,504             $0.95
                                                              11,103                 $3.79                5,552             $1.90
                                                               3,629                 $1.89                1,815             $0.95

Rose Oliva,                                                    4,354                 $1.89                2,177             $0.95
  Mother of Carmine T. Oliva

Ronald & Betty Jane Oliva,                                    11,102                 $3.79                5,551             $1.90
  Brother and sister-in-law of Carmine T                       3,628                 $1.89                1,814             $0.95
  Oliva

David Barrett,                                                14,515                 $2.58                7,258             $1.29
  Former Director                                             13,789                 $1.89                6,895             $0.95
                                                               5,443                 $1.89                2,722             $0.95

         The exchange did not result in a modification of the expiration dates or any other terms of the warrants other than the numbers of shares and exercise prices. All of the warrants received in exchange for the surrendered warrants have expired except for the first warrant listed for Carmine T. Oliva, which warrant expires on October 14, 2002.

OTHER TRANSACTIONS

         We are or have been a party to employment and consulting arrangements with related parties, as more particularly described above under the headings "Employment Contracts and Termination of Employment and Change-in-Control Arrangements" and "Compensation of Directors."

         In June 2000, we issued 5,000 shares of common stock to Carmine T. Oliva, 10,000 shares of common stock to Samuel J. Oliva and 10,000 shares of common stock to Samuel G. Oliva in connection with their exercise of warrants with an exercise price of $0.25 per share.

         In August 2000, Carmine T. Oliva and his spouse, Georgeann, provided a limited personal guarantee and a waiver of spouse equity rights in order to assist us in obtaining our credit facility with Wells Fargo Business Credit, Inc. Our board of directors believed it was advantageous for us to obtain a new credit line from a bank-related lending institution rather than from an independent asset lender such as our previous lender, Congress Financial Corporation. However, Wells Fargo Business Credit, Inc. was unwilling to provide us with the credit line unless Mr. Oliva provided the guarantee and Mrs. Oliva provided the waiver. In recognition of Mr. and Mrs. Oliva's agreement to risk their personal net worth to provide the guarantee and waiver despite significant risk based upon our prior history of losses, the executive compensation and management development committee of the board of directors awarded Mr. Oliva a special bonus of $30,000 which was paid over a three-month period. Wells Fargo Business Credit, Inc. has agreed to release the guarantee at the end of 2000 if we reach specific profitability goals. If, however, we do not reach those goals, the executive compensation and management development committee has authorized payment to Mr. Oliva of up to an additional $30,000 to be paid in twelve equal payments, twice per month, for so long as the guarantee remains in place or until March 31, 2001, whichever comes first.

                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

(a)(1), (a)(2) and (d)    FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

         Reference is made to the financial statements and financial statement schedule listed on and attached following the Index to Financial Statements and Financial Statement Schedule contained at page F-1 of this Report.

(a)(3) and (c)    EXHIBITS

         Reference is made to the exhibits listed on and attached following the Index to Exhibits beginning at page 69 of this Report.

(b)        REPORTS ON FORM 8-K

           None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MICROTEL INTERNATIONAL, INC.

                                         By:    /s/ Carmine T. Oliva
                                                --------------------------------
                                                Carmine T. Oliva
                                                Chairman of the Board, President
                                                and Chief Executive Officer

           Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            SIGNATURE                     CAPACITY                                         DATE
            ---------                     --------                                         ----
/s/ Carmine T. Oliva                      Chairman of the Board, President,          December 29, 2000
--------------------------------          Chief Executive Officer (Principal
Carmine T. Oliva                          Executive Officer) and Director


/s/ Randolph D. Foote                     Chief Financial Officer                    December 29, 2000
--------------------------------          (Principal Accounting and
Randolph D. Foote                         Financial Officer)


/s/ Laurence P. Finnegan, Jr.             Director                                   December 29, 2000
--------------------------------
Laurence P. Finnegan, Jr.


/s/ Robert B. Runyon                      Director                                   December 29, 2000
--------------------------------
Robert B. Runyon

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                                                     PAGE
                                                                                                     ----
FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

Report of Independent Certified Public Accountants...............................................     F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998.....................................     F-3

Consolidated Statements of Operations and Comprehensive Income for the years ended
    December 31, 1999, 1998 and 1997 ............................................................     F-4

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999,
    1998 and 1997 ...............................................................................     F-5

Consolidated Statements of Cash Flows for the years ended Decemer 31, 1999, 1998
    and 1997 ....................................................................................     F-6

Notes to Consolidated Financial Statements.......................................................     F-8


FINANCIAL STATEMENT SCHEDULE

Consolidated Schedule II Valuation and Qualifying Accounts for the years ended
    December 31, 1999, 1998 and 1997.............................................................    F-36

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors MicroTel International, Inc.

         We have audited the accompanying consolidated balance sheets of MicroTel International, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. We have also audited the information for each of the years in the three-year period ended December 31, 1999 in the financial statement schedule listed in the accompanying index. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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



                                   /s/ BDO Seidman, LLP

Orange County, California
March 3, 2000, except as to
      the penultimate paragraph of
      Note 9 which is as of
      November 17, 2000

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


ASSETS (NOTES 7 AND 8)                                                               1999              1998
                                                                                     ----              ----
Current assets:
     Cash and cash equivalents                                                   $        481      $        572
     Accounts receivable, net of allowance for doubtful accounts of
          $202 and $275                                                                 6,519             7,337
     Current portion of notes receivable (Notes 3 and 6)                                   --               291
     Inventories (Note 4)                                                               4,181             6,426
     Prepaid and other current assets                                                     578               926
                                                                                 ------------------------------
Total current assets                                                                   11,759            15,552
Property, plant and equipment, net (Note 5)                                             1,393             1,939
Goodwill, net of accumulated amortization of $433 and $239                              1,507             1,701
  (Notes 2 and 3)
Notes receivable, less current portion (Note 3)                                            --               533
Investment in affiliates (Notes 3 and 6)                                                1,240               150
Other assets                                                                              722             1,367
                                                                                 ------------------------------
                                                                                 $     16,621      $     21,242
                                                                                 ==============================

LIABILITIES. REDEEMABLE PREFERRED STOCK AND
STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable (Note 7)                                                      $      2,107      $      3,379
     Current portion of long-term debt (Note 8)                                         1,422               805
     Accounts payable                                                                   4,771             4,269
     Accrued expenses                                                                   2,985             3,312
                                                                                 ------------------------------
Total current liabilities                                                              11,285            11,765
Long-term debt, less current portion (Note 8)                                             165             1,430
Other liabilities                                                                         782               954
Minority interest (Note 3)                                                                 --                95
                                                                                 ------------------------------
Total liabilities                                                                      12,232            14,244
Convertible redeemable preferred stock, $10,000 unit value
    Authorized 200 shares; issued and outstanding 59.5 shares in
    1999 and 161 shares in 1998 (aggregate liquidation preference of $595                 588             1,516
    and $1,610, respectively) (Note 9)
Commitment and contingencies (Notes 10, 14 and 16)
Subsequent event (Note 3)
Stockholders' equity (Notes 2, 3, 9, 10 and 14):
     Preferred stock, $0.01 par value. Authorized 10,000,000 shares;
          no shares issued and outstanding                                                 --                --
    Common stock, $.0033 par value. Authorized 25,000,000 shares;
          issued and outstanding 18,152,000 and 12,622,000 shares                          60                42
     Additional paid-in capital                                                        23,726            20,463
     Accumulated deficit                                                              (19,759)          (15,122)
     Accumulated other comprehensive income (loss)                                       (226)               99
                                                                                 ------------------------------
Total stockholders' equity                                                              3,801             5,482
                                                                                 ------------------------------
                                                                                 $     16,621      $     21,242
                                                                                 ==============================

          See accompanying notes to consolidated financial statements.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    1999           1998           1997
                                                    ----           ----           ----
Net sales (Note 15)                           $     28,301   $     37,261   $     43,098
Cost of sales                                       19,659         23,871         32,670
                                              ------------------------------------------
Gross profit                                         8,642         13,390         10,428
Operating expenses:
     Selling, general and administrative            10,795         11,826         11,361
     Engineering and product development             1,873          2,454          2,046
     Write-down of goodwill (Note 11)                   --             --          5,693
                                              ------------------------------------------
Loss from operations                                (4,026)          (890)        (8,672)
Other income (expense):
     Interest expense                                 (411)          (675)          (895)
     Gain on sale of subsidiary/investment,
          net (Notes 3 and 6)                          359            580             --
     Other, net (Note 3)                              (390)           (99)           (29)
                                              ------------------------------------------
Loss before income taxes                            (4,468)        (1,084)        (9,596)
Income taxes (Note 12)                                 128            101             97
                                              ------------------------------------------
Net loss                                      $     (4,596)  $     (1,185)  $     (9,693)
                                              ------------------------------------------

Other comprehensive income (loss):
     Foreign currency translation adjustment          (325)           206           (260)
                                              ------------------------------------------
Total comprehensive income (loss)             $     (4,921)  $       (979)  $     (9,953)
                                              ==========================================

Basic and diluted loss per share (Note 13)    $       (.28)  $       (.10)  $       (.96)
                                              ==========================================

          See accompanying notes to consolidated financial statements.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                                                           Accumulated
                                                        Common Stock         Additional                       Other
                                                    ----------------------    Paid-in      Accumulated     Comprehensive
                                                    Shares          Amount    Capital        Deficit       Income (Loss)     Total
                                                    ------          ------    -------        -------       -------------     -----

Balance at December 31, 1996                        6,064   $         20  $      8,998   $     (4,124)           153   $      5,047
Stock issued in connection with reverse
  acquisition (Note 2)                              3,186             10         5,235             --             --          5,245
Stock issued in connection with private
  placement (Note 10)                               2,000              7         4,251             --             --          4,258
Stock issued in connection with acquisition
  (Note 3)                                            500              2         1,123             --             --          1,125

Stock issued for debt conversion (Note 10)             55             --            44             --             --             44
Stock issued upon exercise of stock options            30             --            97             --             --             97
Stock issued in connection with settlement
  of dispute (Note 10)                                 80             --           190             --             --            190
Stock issued as compensation and under
  stock purchase plan                                  11             --            22             --             --             22
Foreign currency translation adjustment                --             --            --             --           (260)          (260)
Accretion of preferred stock                           --             --            --            (60)            --            (60)
Net loss                                               --             --            --         (9,693)            --         (9,693)
                                             --------------------------------------------------------------------------------------
Balance at December 31, 1997                       11,926             39        19,960        (13,877)          (107)         6,015
Stock issued upon conversion of preferred
  stock (Note 9)                                      770              3           364             --             --            367
Repurchase of stock issued in connection
  with settlement of dispute (Note 10)                (80)            --          (168)            --             --           (168)
Stock issued under stock purchase plan                  7             --             7             --             --              7
Warrants issued in connection with
  issuance of preferred stock (Note 9)                 --             --           163             --             --            163
Warrants issued for services                           --             --            85             --             --             85
Repricing of warrants issued in connection
  with issuance of preferred stock (Note 9)            --             --            52             --             --             52
Foreign currency translation adjustment                --             --            --             --            206            206
Accretion of preferred stock                           --             --            --            (60)            --            (60)
Net loss                                               --             --            --         (1,185)            --         (1,185)
                                             --------------------------------------------------------------------------------------

Balance at December 31, 1998                       12,622             42        20,463        (15,122)            99          5,482
Stock issued upon conversion of preferred
  stock (Note 9)                                    2,659              9           960             --             --            969
Stock issued in connection with
  acquisition (Note 3)                              1,000              3           997             --             --          1,000
Stock issued as compensation                        1,716              6         1,077             --             --          1,083
Stock and warrants issued in connection
  with settlement of dispute (Note 14)                150             --            73             --             --             73
Stock issued under stock purchase plan                  5             --             2             --             --              2
Warrants issued for services                           --             --            63             --             --             63
Repricing of warrants issued in connection
  with issuance of preferred stock (Note 9)            --             --            91             --             --             91
Foreign currency translation adjustment                --             --            --             --           (325)          (325)
Accretion of preferred stock                           --             --            --            (41)            --            (41)
Net loss                                               --             --            --         (4,596)            --         (4,596)
                                             --------------------------------------------------------------------------------------
Balance at December 31, 1999                       18,152   $         60  $     23,726   $    (19,759)  $       (226)  $      3,801
                                             ======================================================================================

          See accompanying notes to consolidated financial statements.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                   1999           1998           1997
                                                                   ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                     $     (4,596)  $     (1,185)  $     (9,693)
   Adjustments to reconcile net loss to cash provided
     by (used in) operating activities:
       Depreciation and amortization                                  393            409            923
       Amortization of intangible assets                              540            449            358
       Provision for doubtful accounts and notes receivable           488             97            251
       Provision for inventory obsolescence                         1,145            885          3,134
       Write-down of goodwill                                          --             --          5,693
       Provision for impairment of investment                         419             --             --
       Equity in earnings of unconsolidated investments              (653)           (24)            21
       Gain on the sale of subsidiary/investment                     (359)          (580)            --
       Stock and warrants issued for services                       1,146             85             22
       Repricing of warrants                                           91             52             --
       Minority interest                                              (33)             7             20
   Changes in operating assets and liabilities:
     Accounts receivable                                              782         (1,101)          (554)
     Inventories                                                      741         (1,017)        (1,011)
     Prepaids and other assets                                        672           (411)           413
     Accounts payable                                                 621           (339)          (755)
     Accrued expenses and other liabilities                          (231)          (460)          (490)
                                                             ------------------------------------------
Cash provided by (used in) operating activities                     1,166         (3,133)        (1,668)
                                                             ------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net purchases of property, plant and equipment                    (124)          (182)          (424)
   Cash received on sale of subsidiary/investment                     868          1,350             --
   Cash acquired in acquisition/merger                                 --             --            273
   Cash collected on notes receivable                                   9            451            125
                                                             ------------------------------------------
Cash provided by (used in) investing activities                       753          1,619            (26)
                                                             ------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net repayments of notes payable                                 (1,272)          (251)            (3)
   Proceeds from long-term debt                                        --          1,542            163
   Repayments of long-term debt                                      (415)        (2,916)        (1,606)
   Preferred stock dividends paid                                      --             --           (140)
   Proceeds from sale of preferred stock                               --          2,000             --
   Payment of preferred stock and debt issuance costs                  --           (423)            --
   Proceeds from sale of common stock                                   2              7          4,258
                                                             ------------------------------------------
Cash provided by (used in) financing activities                    (1,685)           (41)         2,672
                                                             ------------------------------------------

Effect of exchange rate changes on cash                              (325)           206             57
                                                             ------------------------------------------
Net increase (decrease) in cash and cash equivalents                  (91)        (1,349)         1,035
Cash and cash equivalents at beginning of year                        572          1,921            886
                                                             ------------------------------------------
Cash and cash equivalents at end of year                     $        481   $        572   $      1,921
                                                             ==========================================

          See accompanying notes to consolidated financial statements.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                             1999          1998          1997
                                                             ----          ----          ----
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
 Cash paid during the year for:
     Interest                                            $        443  $        652  $        827
                                                         ========================================
     Income taxes                                        $        124  $        138  $         58
                                                         ========================================
SUPPLEMENTAL DISCLOSURES OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:
   Note receivable received upon sale of subsidiary      $         --  $        650  $         --
                                                         ========================================
   Warrants issued in connection with issuance of
     preferred stock                                     $         --  $        163  $         --
                                                         ========================================
   Common stock issued upon conversion of preferred
     stock                                               $        969  $        367  $         --
                                                         ========================================
   Accretion of preferred stock                          $         41  $         60  $         60
                                                         ========================================
   Issuance of common stock and warrants in
     connection with settlement of dispute               $         73  $         --  $        190
                                                         ========================================
   Repurchase of common stock issued in connection
     with settlement of dispute in exchange for Payable  $         --  $        168  $         --
                                                         ========================================
   Issuance of common stock in connection with
     acquisitions                                        $      1,000  $         --  $      6,370
                                                         ========================================
   Issuance of common stock upon exercise of stock
     options                                             $         --  $         --  $         97
                                                         ========================================
   Issuance of common stock upon conversion of debt
     to equity                                           $         --  $         --  $         44
                                                         ========================================

          See accompanying notes to consolidated financial statements.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

         MicroTel International, Inc. (the "Company") operates through three wholly-owned subsidiaries: CXR Telcom Corporation, CXR, S.A. and XIT Corporation ("XIT"). CXR Telcom Corporation and CXR, S.A. (collectively "CXR") design, manufacture and market electronic telecommunication test equipment and data communications equipment. XIT designs, manufactures and markets information technology products, including displays and input components, subsystem assemblies, power supplies and various printed circuits. The Company conducts its operations out of various facilities in the U. S., France, England and Japan and organizes itself in three product line segments: Instrumentation and Test Equipment, Components and Subsystem Assemblies, and Circuits.

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

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB
101). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


statements and is effective for all quarters of fiscal years beginning after December 15, 1999. The Company believes that its current revenue recognition policies comply with SAB 101.

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of all highly liquid investments with an original maturity of three months or less when purchased.

AVAILABLE-FOR-SALE SECURITIES

         The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." This statement addresses the accounting and reporting for investments in equity securities which have readily determinable fair values and all investments in debt securities. The Company did not have any available-for-sale securities as of December 31, 1999 or 1998 but will account for its investment in Wi-Lan (Note 3) as available-for-sale. Under SFAS 115, marketable equity securities are classified as available for sale and reported at fair value, with changes in the unrealized holding gain or loss included in stockholders' equity.

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

GOODWILL

         Goodwill represents the excess of purchase price over the fair value of net assets acquired through business combinations accounted for as purchases and is amortized on a straight-line basis over its estimated useful life. In evaluating goodwill, the Company determines whether there has been an impairment and the amount thereof, if any, by comparing the undiscounted future operating income of the acquired business with the carrying value of the goodwill. During 1997, the Company wrote-down the value of goodwill by approximately $5.7 million and reduced the estimated useful lives from 15 - 20 years to 10 years (see Note
11).

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         The Company reviews the carrying value of its capitalized software development costs for possible impairment at the end of each fiscal quarter by comparing the unamortized capitalized software development costs to the net realizable value of that asset. The Company has not recorded any significant impairment loss related to capitalized software costs during 1999, 1998 or 1997.

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

PRODUCT WARRANTIES

         Estimated warranty costs are recognized at the time of the sale. The Company's electronic components carry a one-year limited parts and labor warranty and the Company's telecommunications products carry a two-year limited parts and labor warranty. The Company's telecommunications products may be returned within 30 days of purchase if a new order is received, and the new order will be credited with 80% of the selling price of the returned item. Products returned under warranty typically are tested and repaired or replaced at the Company's option. Historically, the Company has not experienced significant warranty costs or returns.

INCOME TAXES

         The Company uses the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred income taxes are recognized based on the differences between financial statement and income tax bases of assets

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

(2)      MERGER WITH XIT CORPORATION

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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


                                                                  1997
                                                                  ----
            Net sales                                        $       46,094,000
                                                             ===================
            Net loss                                         $      (12,097,000)
                                                             ===================
            Basic and diluted loss per share                 $            (1.12)
                                                             ===================

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

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                                                     1999                 1998
                                                     ----                 ----
          Net sales                            $     27,845,000     $     34,435,000
                                               ================     ================
          Net loss                             $     (4,306,000)    $     (1,469,000)
                                               ================     ================
          Basic and diluted loss per share     $           (.26)    $           (.13)
                                               ================     ================
          Total assets                         $     16,621,000     $     19,125,000
                                               ================     ================

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

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


$580,000. The balance due under the note receivable was $650,000 at December 31, 1998 of which $144,000 is included in current portion of notes receivable in the accompanying 1998 consolidated balance sheet. Summarized below is the unaudited pro forma financial information of the Company as though the assets had been sold at the beginning of the year ended December 31, 1997.

                                                     1998                 1997
                                                     ----                 ----
          Net sales                            $     35,752,000     $     34,068,000
                                               ================     ================
          Net loss                             $       (715,000)          (7,327,000)
                                               ================     ================
          Basic and diluted loss per share     $           (.06)                (.73)
                                               ================     ================
          Total assets                         $     21,242,000     $     21,021,000
                                               ================     ================

         During 1999, the buyer of XACI defaulted under the terms of the note receivable. The Company offset the balance outstanding pursuant to a note payable due to the buyer (Note 7) against the note receivable and then wrote-off the net unpaid balance of $452,000. Such amount has been included in the net amount of other expense in the accompanying 1999 consolidated statement of operations.

DIGITAL TRANSMISSION SYSTEMS

         On January 31, 1999, the Company exercised an option to purchase 1,738,159 shares or 41% of the outstanding common stock of Digital Transmission Systems, Inc. ("DTS") from a private company in exchange for 1,000,000 shares of common stock of the Company. The Company's shares exchanged were valued at $1,000,000 based on the fair value of the common stock on the transaction date, excluding $33,000 of transaction-related costs. This option was granted to the Company on December 31, 1998 in exchange for warrants (with a fair value of approximately $55,000) to purchase 152,381 shares of the Company's common stock at $0.66 per share for five years. DTS was founded in 1990 and is a publicly traded company with its headquarters near Atlanta, Georgia. It designs, manufactures and markets electronic products used to build, access and monitor high-speed telecommunications networks worldwide. DTS's primary customers include domestic and international wireless service providers, telephone service providers and private wireless network users. During 1999, the Company accounted for its investment in DTS using the equity method of accounting and recognized $626,000 of income from its 41% interest in DTS. This amount is included in the net amount of other income in the accompanying 1999 statement of operations. Summarized financial data for DTS is as follows:

                                                                    December 31, 1999    June 30, 1999
                                                                        (unaudited)         (audited)
                                                                       ------------       ------------
          Current assets                                               $  1,472,000       $  2,321,000
          Noncurrent assets                                               1,401,000          1,486,000
                                                                       ------------       ------------
             Total assets                                              $  2,873,000       $  3,807,000
                                                                       ============       ============

          Current liabilities                                          $  2,431,000       $  4,108,000
          Noncurrent liabilities                                          2,127,000          2,127,000
                                                                       ------------       ------------
             Total liabilities                                         $  4,558,000       $  6,235,000
                                                                       ============       ============



                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                    For the year ended  For the year ended
                                                                     December 31, 1999    June 30, 1999
                                                                        (unaudited)         (audited)
                                                                       ------------       ------------
          Net sales                                                    $  7,256,000       $  7,538,000
                                                                       ============       ============
          Net income                                                   $    213,000       $   (424,000)
                                                                       ============       ============

         On January 7, 2000, the Company sold all of its interest in the common stock in DTS to Wi-LAN, Inc. ("Wi-LAN"), a company based in Alberta, Canada in exchange for $520,000 and 28,340 shares of Wi-LAN common stock. Wi-LAN is a publicly traded company on the Toronto Exchange. The Wi-LAN common stock had a market value of $720,000 on the date of the transaction. Accordingly, as of December 31, 1999, the Company wrote-down the carrying value of its investment in the common stock of DTS to the value of the consideration received in January 2000. The write-down of $419,000 is included in other income (expense) in the accompanying statement of operations for the year ended December 31, 1999. The Company is restricted from selling the Wi-LAN stock until July 7, 2000 due to Toronto exchange rules that restrict sales of stock obtained in an acquisition related transaction. The 28,340 shares of Wi-LAN represents less than 1% of the total outstanding shares of Wi-LAN common stock as of the date of acquisition. The Company will account for these shares as available-for-sale securities.

(4)      INVENTORIES

         Inventories are summarized as follows:

                                                       1999             1998
                                                       ----             ----
Raw materials                                      $  1,728,000     $  2,926,000
Work-in-process                                       1,199,000        2,375,000
Finished goods                                        1,254,000        1,125,000
                                                   ------------     ------------
                                                   $  4,181,000     $  6,426,000
                                                   ============     ============

(5)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following:

                                                      1999              1998
                                                      ----              ----
Land and buildings                                $    306,000      $    348,000
Machinery, equipment and fixtures                    3,805,000         3,971,000
Leasehold improvements                                 479,000         1,022,000
                                                  ------------      ------------
                                                     4,590,000         5,341,000
Accumulated depreciation and amortization           (3,197,000)       (3,402,000)
                                                  ------------      ------------
                                                  $  1,393,000      $  1,939,000
                                                  ============      ============


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

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

(7)      NOTES PAYABLE

         A summary of notes payable is as follows:

                                                      1999             1998
                                                      ----             ----
Line of credit with a commercial lender           $  2,014,000     $  2,485,000
Foreign subsidiary line of credit with a bank               --           77,000
Foreign subsidiary line of credit with a bank           93,000          317,000
Other notes payable                                         --          500,000
                                                  ------------     ------------
                                                  $  2,107,000     $  3,379,000
                                                  ============     ============

         On July 8, 1998, the Company entered into a $10.5 million credit facility (the "Domestic Facility") with a commercial lender for a term of two years which provided:

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

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         In July 1999, the Company entered into an amendment of the Domestic Facility related to an additional advance of $350,000. Under the terms of the Amendment, the additional advance was repaid prior to September 30, 1999. In addition, such Amendment required the Company to paydown $350,000 of the Domestic Facility's term loan upon the sale of the property owned by Capital Source Partners. Such sale of property and a resulting paydown was not completed (see Note 6). The Company obtained a waiver of such default as of December 31, 1999 and made the required $350,000 paydown upon the closing of the sale of the DTS shares (see Note 3) in January 2000. The Domestic Facility agreement requires compliance with certain other covenants and conditions. The Company was in compliance with all such covenants as of December 31, 1999, except for the adjusted net worth covenant. The Domestic Facility also restricts payment of any dividends.

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

         The Company borrowed $250,000 from a third party on a short-term basis on December 31, 1998. This loan bore interest at 10% and was repaid in 1999. In addition, the Company had an outstanding note with a balance of $250,000 at December 31, 1998 in connection with the sale of its XCEL Arnold Circuits, Inc. subsidiary (Note 3). This loan bore no interest and was payable on demand. During 1999, the balance of the outstanding note payable was offset against the note receivable received in connection with the sale of XCEL Arnold Circuits (Note 3). The note payable and note receivable related to XCEL Arnold Circuits were entered into with an individual who beneficially owned approximately 5% of the Company's common stock.

(8)      LONG-TERM DEBT

         A summary of long-term debt follows:

                                                    1999              1998
                                                    ----              ----
Term notes payable to commercial lender (a)     $    954,000      $  1,526,000
Term note payable to bank (b)                           --             135,000
Term notes payable to foreign banks (c)              108,000           101,000
Capitalized lease obligations (d)                    258,000           380,000
Other promissory notes                               267,000            93,000
                                                ------------      ------------
                                                   1,587,000         2,235,000
Current portion                                   (1,422,000)         (805,000)
                                                ------------      ------------
                                                $    165,000      $  1,430,000
                                                ============      ============

           (a) Three term notes payable to a commercial lender bearing interest at the lender's prime rate (8.5% at December 31, 1999) plus 1.25%. The notes are collateralized by machinery and

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

           Principal maturities related to long-term debt as of December 31, 1999 are as follows:

                     Year Ending December 31,               Amount
                     ------------------------               ------
                     2000                                $  1,422,000
                     2001                                     157,000
                     2002                                       8,000
                                                         ------------
                                                         $  1,587,000

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

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          The following table reflects the Series A and Series B redeemable preferred stock activity:

                                                 Series A Redeemable                  Series B Redeemable
                                                  Preferred Stock                      Preferred Stock
                                          -----------------------------       --------------------------------
                                             Number                              Number
                                            of Shares           Amount          of Shares          Amount
                                            ---------           ------          ---------          ------
Balance at December 31, 1996.............        1,000      $    340,000             1,000      $    454,000
Accretion of preferred stock.............           --            26,000                --            34,000
Preferred stock dividends paid...........           --           (60,000)               --           (80,000)
Balance at December 31, 1997.............        1,000           306,000             1,000           408,000
Accretion of preferred stock.............           --             7,000                --             7,000
Cancellation of stock upon sale of
  subsidiary.............................       (1,000)         (313,000)           (1,000)         (415,000)
Balance at December 31, 1998 and 1999....           --      $         --                --      $         --
                                          ============      ============      ============      ============

CONVERTIBLE REDEEMABLE PREFERRED STOCK

          In June 1998, the Company sold 50 shares of convertible preferred stock (the "New Preferred Shares") at $10,000 per share to one institutional investor. In July 1998, the Company sold an additional 150 New Preferred Shares at the same per share price to two other institutional investors. Included with the sale of such New Preferred Shares were a total of one million warrants to purchase the Company's common stock exercisable at $1.25 per share and expiring May 22, 2001. The Company has ascribed an estimated fair value to these warrants (based upon a Black-Scholes pricing model with the following assumptions: no dividend yield; expected volatility of 28%; risk-free interest rate of 5.1%; and an expected life of 3 years) aggregating $163,000 and accordingly has reduced the convertible redeemable preferred stock balance as of the date of issuance.

          The Company received net proceeds totaling approximately $1,843,000 after deduction of commissions and transaction-related expenses. The New Preferred Shares are convertible into common stock of the Company at the option of the holder thereof at any time after the ninetieth (90th) day of issuance thereof at the conversion price per share of New Preferred Share equal to $10,000 divided by the lesser of (x) $1.25 and (y) One Hundred Percent (100%) of the arithmetic average of the three lowest closing bid prices over the forty
(40) trading days prior to the exercise date of any such conversion. No more than 20% of the aggregate number of New Preferred Shares originally purchased and owned by any single entity may be converted in any thirty (30) day period after the ninetieth (90th) day from issuance. In the event of any liquidation, dissolution or winding up of the Company, the holders of shares of New Preferred Shares are entitled to receive, prior and in preference to any distribution of any assets of the Company to the holders of the Company's common stock, an amount per share equal to $10,000 for each outstanding New Preferred Share. Any unconverted New Preferred Shares may be redeemed at the option of the Company for cash at a per share price equal to $11,500 per New Preferred Share and any New Preferred Shares which remain outstanding as of May 22, 2003 are subject to mandatory redemption by the Company at the same per-share redemption price. The excess of the redeemable value over the carrying value is being accreted by periodic charges to retained earnings over the original life of the issue.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          In November 1998, the holders of the New Preferred Shares agreed to modify the conversion rate to $10,000 divided by $0.50 in exchange for a reduction in the exercise price of the Warrants to $0.75 per share. In connection with the repricing of the warrants, the Company recognized $52,000 of non-cash expense in 1998. This expense represents the excess of the fair value of the warrants after repricing over the fair value of the warrants immediately before the repricing. The estimated fair values of the old and revised warrants was calculated using a Black-Scholes pricing model with the following assumptions: no dividend yield, expected volatility of 58%; a risk free interest rate of 5%; and an expected life of 2.7 years.

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

          In December 1999, two institutional investors sold all of their outstanding New Preferred Shares and the prorated portion of warrants applicable to the then outstanding New Preferred Shares. The purchasers of such New Preferred Shares and prorated warrants included an executive officer of the Company and certain related parties. Also in December 1999, the holders of the
59.5 outstanding shares of the New Preferred Shares agreed to modify the conversion ratio to a fixed factor whereby each share of the New Preferred Shares is convertible into 50,530 shares of common stock (the fair value of the underlying shares of common stock) in exchange for a reduction in the exercise price of the warrants to $.25 per share and an extension of the expiration date of the warrants to December 2002. In connection with the repricing of the warrants, the Company recognized $91,000 of non-cash expense in 1999. This expense represents the excess of the fair value of the warrants after repricing over the value of the warrants immediately before the repricing. The estimated fair values of the old and revised warrants was calculated using a Black-Scholes pricing model with the following assumptions: no dividend yield, expected volatility of 81%; a risk free interest rate of 6%; and an expected life of 1.5 and 3 years, respectively.

          In November 2000, the Company determined that because the modifications to the conversion rate in November 1998 and December 1999 had not been submitted to and approved by the Company's shareholders in accordance with the Delaware General Corporation law, all conversions from November 1998 through July 1999 and in December 1999 should have been made at the original conversion rate of $10,000 divided by the lesser of (x) $1.26 and (y) one hundred percent (100%) of the arithmetic average of the three lowest closing bid prices over the forty trading days prior to the exercise date of any such conversion. Under the original conversion terms, the Company would have issued approximately 250,000 additional common shares for certain conversions and issued approximately 90,000 excess common shares for other conversions. No modifications have been made to the accompanying consolidated financial statements to reflect the potential issuance of these additional shares because the Company is still in the process of working with the holders of the New Preferred Shares to reach a satisfactory resolution to this matter. The Company has submitted to the shareholders for approval at a special meeting to be held on January 16, 2001 an amendment to the certificate of designations, preferences and rights relating to the New Preferred Shares. If approved, the amendment will modify the conversion rate for conversions occurring after such amendment is filed with the Delaware Secretary of State so that each of the New Preferred Shares will be convertible into 50,530 shares of common stock, which is the same number of shares into which each of the New Preferred Shares would now be

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


convertible if the attempted modifications to the conversion rate had been approved by the Company's shareholders in accordance with the Delaware General Corporation Law.

          The following table reflects the convertible redeemable preferred stock activity:

                                    Number
                                   of Shares             Amount
                                   ---------             ------
Balance at December 31, 1997               --                --
Preferred stock issued                    200         1,837,000
Conversion to common stock                (39)         (367,000)
Accretion of preferred stock               --            46,000
                                 ------------      ------------

Balance at December 31, 1998              161         1,516,000
Conversion to common stock             (101.5)         (969,000)
Accretion of preferred stock               --            41,000
                                 ------------      ------------
Balance at December 31, 1999             59.5      $    588,000
                                 ============      ============

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

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         The following table shows activity in the outstanding options for the years ended December 31, 1999, 1998 and 1997:


                                                  Weighted
                                                   Average
                                      1999         Exercise      1998          1997
                                     Shares         Price       Shares        Shares
                                     ------         -----       ------        ------
Outstanding at beginning of year    2,047,000    $     2.13    1,999,000       842,000
Granted                               430,000          0.20      200,000        96,000
XIT/MicroTel merger                        --            --           --     1,146,000
Exercised                                  --            --           --       (30,000)
Canceled                             (897,000)         2.39     (152,000)      (55,000)
                                   ---------------------------------------------------
Outstanding at end of year          1,580,000    $     1.46    2,047,000     1,999,000
                                   ===================================================

         The following table summarizes information with respect to stock options at December 31, 1999:

                                      Options Outstanding                                     Options Exercisable
                          ---------------------------------------------                ---------------------------------
                                                     Weighted
                                                      Average
                                 Number              Remaining                             Number
        Range of               Outstanding          Contractual           Weighted       Exercisable      Weighted
        Exercise              December 31,             Life                Average      December 31,       Average
         Price                    1999                (Years)               Price           1999            Price
         -----                    ----                -------               -----           ----            -----
$.20 to $1.00                      430,000                9.9                $0.20          215,000          $0.20
$1.01 to $2.00                     964,000                6.1                $1.71          964,000          $1.71
$2.01 to $3.00                      56,000                6.2                $2.71           56,000          $2.71
$3.01 to $4.00                     130,000                4.4                $3.16          130,000          $3.16
                          ----------------------------------------------------------------------------------------------
$.20 to $4.00                    1,580,000                7.0                $1.46        1,365,000          $1.65
                          ==============================================================================================

         Options exercisable as of December 31, 1999, 1998 and 1997 are as follows:

                                                1999               1998              1997
                                                ----               ----              ----
Exercisable                                  1,365,000          1,892,000         1,843,000
Weighted Average Exercise Price                  $1.65              $2.26             $2.32

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The Board of Directors has also authorized the issuance of common stock purchase warrants to certain officers, directors, stockholders, key employees and other parties as follows:

                                                                                     Warrant Price
                                                             Number                  -------------
                                                           of Shares         Per Share            Total
                                                           ---------         ---------            -----
Balance outstanding, December 31, 1996                   1,198,000         $1.21 to 3.79        $3,431,000
Warrant - MicroTel merger                                  122,000              2.50               305,000
Warrants issued                                          1,170,000          2.13 to 3.45         3,410,000
                                                     ----------------------------------------------------------
Balance outstanding, December 31, 1997                   2,490,000          1.21 to 3.79         7,146,000
Warrants issued                                          2,802,000          0.66 to 1.25         2,838,000
Warrants cancelled                                      (1,000,000)             1.25            (1,250,000)
                                                     ----------------------------------------------------------
Balance outstanding, December 31, 1998                   4,292,000          0.66 to 3.79         8,734,000
Warrants issued                                          2,865,000          0.25 to 1.38         2,199,000
Warrants expired/cancelled                              (1,925,000)         0.60 to 2.50        (2,015,000)
                                                     ----------------------------------------------------------
Balance outstanding at December 31, 1999                 5,232,000         $0.25 to 3.79        $8,918,000
                                                     ==========================================================

         During 1999, the Company issued 1,716,000 shares of common stock as compensation for various services rendered. The fair value of such expense (based upon the market price of the common stock on the date of issuance) was approximately $1,077,000. Of the shares issued, 555,641 shares valued at $365,000 were issued to employees (non-officers) of the Company as a bonus.

         During 1998, the Company issued warrants to purchase 552,381 shares of the Company's common stock at exercise prices ranging from $0.6563 to $1.26 per share for various consulting services. The estimated fair values of the warrants was calculated using a Black-Scholes pricing model with the following assumptions: no dividend yield, expected volatility ranging from 24-59%; a risk-free interest rate of 5%; and expected lives of 1.5 to 5 years.

         The Company has an Employee Stock Purchase Plan at its CXR subsidiary allowing eligible subsidiary employees to purchase shares of the Company's common stock at 85% of market value. During 1999, 1998 and 1997, 5,000, 7,000 and 6,000 shares, respectively, had been issued pursuant to the plan with 27,000 shares reserved for future issuance.

         As of December 31, 1999, the Company has 18,152,000 shares of common stock outstanding and potentially 9,846,000 shares of common stock issuable pursuant to the exercise of outstanding stock options and warrants and conversion of convertible redeemable preferred stock. In accordance with its certificate of incorporation, the Company is authorized to issue 25,000,000 shares of common stock. Accordingly, the Company may be unable to issue the common shares pursuant to its outstanding stock options, warrants and convertible redeemable preferred stock until such time as the Company's articles of incorporation are amended or until the terms of the related stock options, warrants and/or convertible redeemable preferred stock are modified.

DEBT TO EQUITY CONVERSION

         In March 1997, the Company converted $44,000 in various promissory notes to 55,000 shares of common stock.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         Income (loss) before income taxes was taxed under the following jurisdictions:

                                       1999              1998          1997
                                       ----              ----          ----
Domestic                              $(3,954,000)     $(1,090,000)    $(9,721,000)
Foreign                                  (514,000)           6,000         125,000
                              -----------------------------------------------------
Total                                 $(4,468,000)     $(1,084,000)    $(9,596,000)
                              =====================================================

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Income tax expense consists of the following:

                                          1999             1998             1997
                                          ----             ----             ----
Current:
    Federal                        $           --   $           --  $          --
    State                                  30,000            8,000          17,000
    Foreign                                98,000           93,000          80,000
                              -----------------------------------------------------
                                   $      128,000   $      101,000  $       97,000
                              =====================================================

         Income tax expense (benefit) differs from the amount obtained by applying the statutory federal income tax rate of 34% to loss before income taxes as follows:

                                                    1999            1998            1997
                                                    ----            ----            ----
Tax at U.S. federal statutory rate              $ (1,519,000)   $   (368,000)   $ (3,263,000)
State taxes, net of federal income
  tax benefit                                         30,000           8,000          17,000
Foreign income taxes                                  98,000          93,000          80,000
Write-down of goodwill                                    --              --       1,936,000
Losses with no current benefit                     1,449,000         270,000       1,096,000
Permanent differences                                 70,000          98,000         157,000
Other                                                     --              --          74,000
                                                ------------    ------------    ------------
                                                $    128,000    $    101,000    $     97,000
                                                ============    ============    ============

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                        1999             1998
                                                        ----             ----
Deferred tax assets:
     Allowance for doubtful accounts                 $     37,000    $     90,000
     Inventory reserves and uniform capitalization        254,000         387,000
     Other accrued liabilities                            140,000         279,000
     Deferred compensation                                326,000         537,000
     Research credit carryforwards                        256,000         256,000
     Alternative Minimum Tax credit carryforwards         134,000         134,000
     Net operating loss carryforwards                  17,436,000      15,423,000
                                                     ------------    ------------

Total deferred tax assets                              18,583,000      17,106,000

Valuation allowance for deferred tax assets           (18,335,000)    (16,591,000)
                                                     ------------    ------------

Net deferred tax assets                                   248,000         515,000
                                                     ------------    ------------

Deferred tax liabilities:
     Depreciation                                        (166,000)       (515,000)
     Gain on sale of investment                           (82,000)             --
                                                     ------------    ------------

Total deferred tax liabilities                           (248,000)       (515,000)
                                                     ------------    ------------

Net deferred taxes                                   $         --    $         --
                                                     ============    ============

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

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(13)     LOSS PER SHARE

         The following table illustrates the computation of basic and diluted loss per share:

                                                                  1999            1998            1997
                                                                  ----            ----            ----
NUMERATOR:
      Net loss                                                $ (4,596,000)   $ (1,185,000)   $ (9,693,000)
      Less: accretion of the excess of the redemption value
      over the carrying value of redeemable preferred stock         41,000          60,000          60,000
                                                              ------------    ------------    ------------
Income available for common stockholders                      $ (4,637,000)   $ (1,245,000)   $ (9,753,000)
                                                              ============    ============    ============

DENOMINATOR:
Weighted average number of common shares
  outstanding during the year                                   16,638,000      11,952,000      10,137,000
                                                              ------------    ============    ============

Basic and diluted loss per share                              $       (.28)   $       (.10)   $       (.96)
                                                              ------------    ============    ============

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

         The future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year are as follows:

                     Year Ending
                     December 31,                        Amount
                     ------------                        ------
                     2000                           $  1,215,000
                     2001                                897,000
                     2002                                626,000
                     2003                                122,000
                     2004                                 84,000
                                                    ------------
                                                    $  2,944,000
                                                    ============

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         In March 1999, the parties entered into a settlement agreement which terminated all of the aforementioned actions. The agreement calls for the Company to issue to Elk, Dror and other parties $60,000 and 150,000 shares of the Company's common stock with a fair market value of approximately $56,000 (based on the closing market price of the common stock on the settlement date). In addition, the Company issued 1,000,000 warrants to purchase the Company's common stock at an exercise price of $1.37 per share for two years in exchange for the returning 750,000 options and returning 90,000 warrants all to purchase the Company's common stock at an exercise price of $2.50 per share for 2.8 years. The fair value of the warrants granted over the options and warrants returned on the date of the settlement was approximately $17,000. The estimated fair values of the old and new options or warrants were calculated using a Black-Scholes pricing model with the following assumptions: no dividend yield, expected volatility of 81%; a risk-free interest rate of 5%; and expected lives of 2.8 and 2 years, respectively. The Company accrued for this settlement in the accompanying 1998 consolidated financial statements.

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

(15)     SEGMENT AND MAJOR CUSTOMER INFORMATION

         The Company has three reportable segments: Instrumentation and Test Equipment, Components and Subsystem Assemblies, and Circuits. The Instrumentation and Test Equipment segment operates principally in the U.S. and European markets and designs, manufactures and distributes telecommunications test instruments and voice and data transmission and networking equipment. The Components and Subsystems Assemblies segment operates in the U.S., European and Asian markets and designs, manufactures and markets information technology products, including input and display components, subsystem assemblies, and power supplies. The Circuits Segment operates principally in the U.S. market and designs, manufactures and markets various circuit products.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The Company's reportable segments are comprised of operating entities offering the same or similar products to similar customers. Each segment is managed separately because each business has different customers, design and manufacturing and marketing strategies. Selected financial data for each of the Company's operating segments is shown below.

                                     1999           1998           1997
                                     ----           ----           ----
SALES FROM EXTERNAL CUSTOMERS:
     Instruments                 $ 15,666,000   $ 17,532,000   $ 15,054,000
     Components                    10,080,000     12,412,000     12,197,000
     Circuits                       2,555,000      7,317,000     15,847,000
                                 ------------------------------------------
                                 $ 28,301,000   $ 37,261,000   $ 43,098,000
                                 ==========================================
INTERSEGMENT SALES:
     Instruments                 $         --   $     17,000   $    133,000
     Components                       279,000        635,000        957,000
     Circuits                         433,000        699,000        819,000
                                 ------------------------------------------
                                 $    712,000   $  1,351,000   $  1,909,000
                                 ==========================================
INTEREST EXPENSE:
     Instruments                 $    110,000   $     79,000   $    109,000
     Components                        75,000        323,000        396,000
     Circuits                         114,000        168,000        346,000
                                 ------------------------------------------
                                 $    299,000   $    570,000   $    851,000
                                 ==========================================
DEPRECIATION AND AMORTIZATION:
     Instruments                 $    490,000   $    265,000   $    164,000
     Components                       101,000         91,000        284,000
     Circuits                         136,000        312,000        607,000
                                 ------------------------------------------
                                 $    727,000   $    668,000   $  1,055,000
                                 ==========================================

                                     1999           1998           1997
                                     ----           ----           ----
SEGMENT PROFITS (LOSSES):
     Instruments                 $ (1,828,000)  $    367,000   $    536,000
     Components                     1,341,000      2,473,000        794,000
     Circuits                      (1,043,000)      (786,000)    (1,055,000)
                                 ------------------------------------------
                                 $ (1,530,000)  $  2,054,000   $    275,000
                                 ==========================================

SEGMENT ASSETS:
     Instruments                  $ 7,960,000   $ 10,234,000   $  9,691,000
     Components                     5,213,000      7,193,000      6,946,000
     Circuits                       1,379,000      2,737,000      7,966,000
                                 ------------------------------------------
                                 $ 14,552,000   $ 20,164,000   $ 24,603,000
                                 ==========================================

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The following is a reconciliation of the reportable segment revenues, profit or loss and assets to the Company's consolidated totals.

                                                       1999            1998            1997
                                                       ----            ----            ----
NET SALES
     Total sales for reportable segments           $ 29,013,000    $ 38,612,000    $ 45,007,000
     Elimination of intersegment sales                 (712,000)     (1,351,000)     (1,909,000)
                                                   --------------------------------------------
Total consolidated revenues                        $ 28,301,000    $ 37,261,000    $ 43,098,000
                                                   ============================================

PROFIT (LOSS) BEFORE INCOME TAXES
     Total profit (loss) for reportable segments   $ (1,530,000)   $  2,054,000    $    275,000
     Write-down of goodwill                                  --              --      (5,693,000)
     Unallocated amounts:
         General corporate expenses                  (2,938,000)     (3,138,000)     (4,178,000)
                                                   --------------------------------------------
Consolidated loss before income taxes              $ (4,468,000)   $ (1,084,000)   $ (9,596,000)
                                                   ============================================

ASSETS
     Total assets for reportable segments          $ 14,552,000    $ 20,164,000    $ 24,603,000
     Other assets                                     2,069,000       1,078,000         837,000
                                                   --------------------------------------------
Total consolidated assets                          $ 16,621,000    $ 21,242,000    $ 25,440,000
                                                   ============================================

INTEREST EXPENSE
     Interest expense for reportable segments      $    299,000    $    570,000    $    851,000
     Other interest expense                             112,000         105,000          44,000
                                                   --------------------------------------------
Total interest expense                             $    411,000    $    675,000    $    895,000
                                                   ============================================

DEPRECIATION AND AMORTIZATION
     Depreciation and amortization expense
          for reportable segments                  $    727,000    $    668,000    $  1,055,000
     Other depreciation and amortization expense        206,000         190,000         226,000
                                                   --------------------------------------------
Total depreciation and amortization                $    933,000    $    858,000    $  1,281,000
                                                   ============================================

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         A summary of the Company's net sales, operating income (loss) and identifiable assets by geographical area follows:

                                     1999           1998           1997
                                     ----           ----           ----
Net sales:
     United States               $ 11,878,000   $ 19,965,000   $ 28,098,000
     Japan                            658,000        706,000        857,000
     France                        10,958,000     11,118,000      8,450,000
     United Kingdom                 4,807,000      5,472,000      5,693,000
                                 ------------------------------------------
                                 $ 28,301,000   $ 37,261,000   $ 43,098,000
                                 ==========================================
Long-lived assets:
     United States               $  2,533,000   $  3,656,000   $  6,631,000
     Japan                             16,000         13,000         12,000
     France                           257,000        458,000        807,000
     United Kingdom                   190,000        133,000        296,000
                                 ------------------------------------------
                                 $  2,996,000   $  4,260,000   $  7,746,000
                                 ==========================================

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

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                        ADDITIONS
                                         BALANCE AT     CHARGED TO       DEDUCTIONS
                                        BEGINNING OF    COSTS AND       WRITE-OFFS OF      BALANCE AT
DESCRIPTION                                 YEAR         EXPENSES         ACCOUNTS        END OF YEAR
-----------                                 ----         --------         --------        -----------
Allowance for doubtful accounts:
     Year ended December 31, 1999     $    275,000           36,000         (109,000)          202,000
     Year ended December 31, 1998          241,000           97,000          (63,000)          275,000
     Year ended December 31, 1997           63,000          251,000          (73,000)          241,000
                                      ============     ============     ============      ============

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                DESCRIPTION
------                -----------

2.1 Merger Agreement dated December 31, 1996 between XIT Corporation, XIT Acquisition, Inc. and the Registrant (1)

2.2 Share Exchange Agreement among CXR Telcom Corporation, the Registrant and Eric P. Bergstrom, Steve T. Robbins and Mike B. Peterson, Dated October 17, 1997 (2)

2.3 Indemnity Escrow Agreement among CXR Telcom Corporation, the Registrant, Eric P. Bergstrom, Steve T. Robbins and Mike B. Peterson and Gallagher, Briody & Butler, Dated October 17, 1997 (2)

2.4 Form of Contingent Stock Agreement among CXR Telcom Corporation, the Registrant, Critical Communications Incorporated, Mike B. Peterson, Eric
       P. Bergstrom and Steve T. Robbins, Dated October 17, 1997 (2)

2.5    Form of  Severance  Agreement  among  CXR  Telcom  Corporation,  Critical
       Communications Incorporated, Mike B. Peterson, Eric P. Bergstrom and Steve T. Robbins, Dated October 17, 1997 (2)

2.6 Asset Purchase Agreement dated January 9, 1998 among Arnold Circuits, Inc, BNZ Incorporated, Robert Bertrand, XCEL Arnold Circuits, Inc., XIT Corporation and Mantalica & Treadwell (2)

2.7 Addendum No. 1 to Asset Purchase Agreement, among Arnold Circuits, Inc, BNZ Incorporated, Robert Bertrand, XCEL Arnold Circuits, Inc., XIT Corporation and Mantalica & Treadwell, Dated March 31, 1998 (2)

2.8 Bill of Sale and Assignment and Assumption Agreement between XCEL Arnold Circuits, Inc.and Arnold Circuits, Inc., Dated March, 31 1998 (2)

2.9 Guaranty of Robert Bertrand in favor of XCEL Arnold Circuits, Inc., Dated March 31, 1998 (2)

2.10 Warrant to Purchase Common Stock of the Registrant issued to BNZ Incorporated (2)

2.11 Guaranty of BNZ Incorporated in favor of XCEL Arnold Circuits, Inc., Dated March 31, 1998 (2)

2.12 Pledge and Escrow Agreement between BNZ Incorporated and XCEL Arnold Circuits, Inc., Dated March 31, 1998 (2)

2.13 Promissory Note between Arnold Circuits, Inc. and XCEL Arnold Circuits, Inc. Dated March 31, 1998 (2)

2.14 Promissory Note between XIT Corporation and Arnold Circuits, Inc. Dated March 31, 1998 (2)

2.15 Security Agreement between Arnold Circuits, Inc and XCEL Arnold Circuits, Inc. Dated March 31, 1998 (2)

2.16 Joint Marketing and Supply Agreement between Arnold Circuits, Inc and XCEL Etch Tek, Dated March 31, 1998 (2)

2.17 Letter agreement dated October 19, 1998 between the Registrant and Digital Transmission Systems, Inc. (15)

2.18 Asset Purchase Agreement between HyComp, Inc. and HyComp Acquisition Corp., c/o SatCon Technology Corporation, dated March 31, 1999 (3)

2.19 Share Purchase Agreement dated December 29, 1999 between the Registrant and Wi-Lan Inc.(15)

2.20 Share Purchase Agreement dated April 17, 2000 between XCEL Power Systems Limited and the stockholders of The Belix Company Limited (4)

2.21 Asset Purchase Agreement effective September 1, 2000 by and among the Registrant, CXR Telcom Corporation and T-Com, LLC (5)

2.22 Bill of Sale and Assignment and Assumption Agreement dated as of September 22, 2000 between T-Com, LLC and CXR Telcom Corporation (5)

2.23 Letter agreement dated October 2, 2000 among the Registrant, CXR Telcom Corporation and T-Com, LLC relating to Asset Purchase Agreement by and among the same parties (5)

2.24 Asset Purchase Agreement dated as of November 15, 2000 by and among XIT Corporation, the Registrant, Bryan Fuller, Tama-Lee Mapalo and Etch-Tek Electronics Corporation (6)

3.1 Certificate of Incorporation of the Registrant, as filed with the Delaware Secretary of State on July 14, 1989 (15)

3.2    Certificate  of  Amendment  of  Certificate  of   Incorporation   of  the
       Registrant, as filed with the Delaware Secretary of State on October 12, 1989 (15)

3.3    Certificate  of  Amendment  of  Certificate  of   Incorporation   of  the
       Registrant, as filed with the Delaware Secretary of State on October 16, 1991 (15)

3.4    Certificate  of  Amendment  of  Certificate  of   Incorporation   of  the
       Registrant, as filed with the Delaware Secretary of State on April 19, 1994 (15)

3.5    Certificate  of  Amendment  of  Certificate  of   Incorporation   of  the
       Registrant, as filed with the Delaware Secretary of State on March 6, 1995 (15)

3.6    Certificate  of  Amendment  of  Certificate  of   Incorporation   of  the
       Registrant, as filed with the Delaware Secretary of State on August 28, 1996 (15)

3.7 Certificate of Designations, Preferences and Rights of Preferred Stock of the Registrant, as filed with the Delaware Secretary of State on May 20, 1998 (15)

3.8 Amended Certificate of Designations, Preferences and Rights of Preferred Stock of the Registrant, as filed with the Delaware Secretary of State on July 1, 1998 (15)

3.9    Certificate  of  Correction  of  Amended   Certificate  of  Designations,
       Preferences and Rights of Preferred Stock as filed with the Delaware Secretary of State on November 20, 2000 (15)

3.10 Second Amended and Restated Certificate of Designations, Preferences and Rights of Preferred Stock as filed with the Delaware Secretary of State on December 28, 1999 (7)

3.11 Certificate of Correction of Second Amended Certificate of Designations, Preferences and Rights of Preferred Stock as filed with the Delaware Secretary of State on November 20, 2000 (15)

3.12 Certificate of Designations, Preferences and Rights of Series B Preferred Stock of the Registrant, as filed with the Delaware Secretary of State on September 19, 2000 (5)

3.13   Bylaws of the Registrant (15)

10.1   1993 Stock Option Plan (15) (#)

10.2   Employee Stock and Stock Option Plan (9) (#)

10.3   1997 Stock Incentive Plan (10) (#)

10.4   2000 Stock Option Plan (11) (#)

10.5 Employment Agreement dated October 15, 1997 between the Registrant and Carmine T. Oliva (15) (#)

10.6 Employment Agreement dated May 1, 1998 between the Registrant and Graham Jefferies (15) (#)

10.7 Credit and Security Agreement dated as of August 16, 2000 by and among XIT Corporation, CXR Telcom Corporation and Wells Fargo Business Credit, Inc. (5)

10.8 Revolving Note dated August 16, 2000 in the principal sum of $3,000,000 made by CXR Telcom Corporation and XIT Corporation in favor of Wells Fargo Business Credit, Inc. (5)

10.9 Term Note dated August 16, 2000 in the principal sum of $646,765 made by XIT Corporation in favor of Wells Fargo Business Credit, Inc. (5)

10.10 Term Note dated August 16, 2000 in the principal sum of $40,235 made by CXR Telcom Corporation in favor of Wells Fargo Business Credit, Inc. (5)

10.11 Guarantee dated August 16, 2000 made by Carmine T. Oliva in favor of Wells Fargo Business Credit, Inc. (5)

10.12 Waiver of Interest dated August 16, 2000 made by Georgeann Oliva in favor of Wells Fargo Business Credit, Inc. (5)

10.13 Guarantee dated August 16, 2000 made by the Registrant in favor of Wells Fargo Business Credit, Inc. (5)

10.14 Guarantor Security Agreement dated August 16, 2000 made by the Registrant in favor of Wells Fargo Business Credit, Inc. (5)

10.15 Loan and Security Agreement between Congress Financial Corporation (Western) and the Registrant, XIT Corporation, CXR Telcom Corporation and HyComp, Inc. dated June 23, 1998 (8)

10.16 Security Agreement between Congress Financial Corporation (Western) and XIT Corporation dated June 23, 1998 (8)

10.17 Lease agreement between the Registrant and Property Reserve Inc. dated September 16, 1999 (12)

10.18 Lease agreement between XIT, Inc. and Rancho Cucamonga Development dated August 30, 1999 (12)

10.19  Lease  Agreement  between  SCI  Limited   Partnership-I  and  CXR  Telcom
       Corporation, Dated July 28, 1997 (13)

10.20  Lease agreement between XIT Corporation and P&S Development (14)

10.21  General Partnership Agreement between XIT Corporation and P&S Development
       (14)

10.22  Lease  Agreement  between XCEL Arnold  Circuits,  Inc. and RKR Associates
       (14)

21.1   Subsidiaries of the Registrant (15)

23.1   Consent of Independent Certified Public Accountants

---------------
(#) Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit.
(1) Incorporated by reference to the Registrant's current report on Form 8-K for January 6, 1997 filed January 21, 1997 (File No. 1-10346)
(2) Incorporated by reference to the Registrant's annual report on Form 10-K for the year ended December 31, 1997 (File No. 1-10346)
(3) Incorporated by reference to the Registrant's interim report on Form 10-Q for the three months ended March 31, 1999 (File No. 1-10346)
(4) Incorporated by reference to the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-10346)
(5) Incorporated by reference to the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-10346)
(6) Incorporated by reference to the Registrant's current report on Form 8-K for November 15, 2000 (File No. 1-10346)
(7) Incorporated by reference to the Registrant's annual report on Form 10-K for the year ended December 31, 1999 (File No. 1-10346)
(8) Incorporated by reference to the Registrant's interim report on Form 10-Q for the six months ended June 30, 1998 (File No. 1-10346)
(9) Incorporated by reference to the Registrant's registration statement on Form S-8 (Registration Statement No. 333-12567)
(10) Incorporated by reference to the Registrant's definitive proxy statement for the annual meeting of stockholders to be held June 11, 1998 (File No. 1-10346)
(11) Incorporated by reference to the Registrant's definitive proxy statement for the special meeting of stockholders to be held January 16, 2001 (File No. 1-10346)

(12) Incorporated by reference to the Registrant's interim report on Form 10-Q for the nine months ended September 30, 1999 (File No. 1-10346)
(13) Incorporated by reference to the Registrant's registration statement on Form S-8 (Registration Statement No. 333-29925)
(14) Incorporated by reference to the Registrant's annual report on Form 10-K/A for the year ended December 31, 1996 (File No. 1-10346)
(15) Incorporated by reference to the Registrant's registration statement on Form S-1/A (Registration Statement No. 333-41580)