Form 10-Q/A
period 2000-03-31
MICROTEL INTERNATIONAL INC
filed 2000-12-29
CIK 854852

================================================================================


                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 AMENDMENT NO. 1
                                       TO
                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended MARCH 31, 2000

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

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

                                 (909) 297-2699
                (Issuer's Telephone Number, Including Area Code)

                                 NOT APPLICABLE
              (Former Name, Former Address And Former Fiscal Year,
                         if Changed Since Last Report)

     Indicated by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [  ]

     As of December 19, 2000, there were 20,569,759 shares of the issuer's common stock, $.0033 par value, outstanding.


================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         Consolidated Condensed Balance Sheets as of March 31, 2000 (unaudited)
               and December 31, 1999........................................................................    F-1

         Consolidated Condensed Statements of Operations and Comprehensive Income for the
               three months ended March 31, 2000 and l999 (unaudited).......................................    F-2

         Consolidated Condensed Statements of Cash Flows for the three months ended
               March 31, 2000 and l999 (unaudited)..........................................................    F-3

         Notes to Consolidated Condensed Financial Statements (unaudited)...................................    F-4

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.............................................................      3

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK....................................................................................     18

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS..................................................................................     19

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS..........................................................     19

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES....................................................................     20

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................     20

ITEM 5.  OTHER INFORMATION..................................................................................     20

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................................................     20

SIGNATURES..................................................................................................     21

ITEM 1.       FINANCIAL STATEMENTS.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                        MARCH 31,         DECEMBER 31,
                                                                          2000               1999
                                                                      ---------------    ---------------
ASSETS
  Cash and cash equivalents                                              $      635         $      481
  Short-term investments                                                      1,181                 --
  Accounts receivable - net                                                   5,544              6,519
  Inventories                                                                 4,129              4,181
  Other current assets                                                          632                578
                                                                      ---------------    ---------------
      Total current assets                                                   12,121             11,759
Property, plant and equipment-net                                             1,312              1,393
Goodwill-net                                                                  1,459              1,507
Investment in unconsolidated affiliate                                           --              1,240
Other assets                                                                    649                722
                                                                      ---------------    ---------------
                                                                         $   15,541         $   16,621
                                                                      ===============    ===============
LIABILITIES, REDEEMABLE PREFERRED STOCK
AND STOCKHOLDERS' EQUITY
Notes payable                                                            $    2,046         $    2,107
Current portion of long-term debt                                             1,245              1,422
Accounts payable                                                              4,124              4,771
Accrued expenses                                                              2,595              2,985
                                                                      ---------------    ---------------
      Total current liabilities                                              10,010             11,285

Long-term debt, less current portion                                            121                165
Other liabilities                                                               722                782
                                                                      ---------------    ---------------
      Total liabilities                                                      10,853             12,232
Convertible redeemable preferred stock, $10,000
      unit value. Authorized 250 shares; issued and
     outstanding 59.5 shares and 59.5 shares
     (aggregate liquidation preference of $595 and
     $595, respectively)                                                        611                588
Stockholders' equity:
  Preferred stock, $0.01 par value. Authorized
    10,000,000 shares; 0 shares issued and
     outstanding                                                                 --                 --
  Common stock, $.0033 par value. Authorized
     25,000,000 shares; issued and outstanding
     18,494,000 and 16,436,000 shares                                            61                 60
  Additional paid-in capital                                                 23,817             23,726
  Accumulated deficit                                                       (19,871)           (19,759)
  Accumulated comprehensive income (loss)                                        70               (226)
                                                                      ---------------    ---------------
Total stockholders' equity                                                    4,077              3,801
                                                                      ---------------    ---------------
                                                                         $   15,541         $   16,621
                                                                      ===============    ===============

     See accompanying notes to consolidated condensed financial statements.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                             2000                         1999
                                                     ----------------------       ---------------------
                                                         (in thousands, except per share amounts)
Net sales                                               $     6,486                  $     7,510
Cost of sales                                                 4,113                        4,904
                                                     ----------------------       ---------------------
Gross profit                                                  2,373                        2,606

Operating expenses:
       Selling, general and administrative                    2,212                        3,716
       Engineering and product development                      243                          558
                                                     ----------------------       ---------------------

Loss from operations                                            (82)                      (1,668)

Other income (expense)
       Interest expense                                         (96)                        (119)
       Gain on sale of subsidiary                                --                          331
       Equity in earnings of unconsolidated                      --                          536
       affiliates
       Other                                                     95                          (47)
                                                     ----------------------       ---------------------

Loss before income taxes                                        (83)                        (967)

Income taxes                                                      6                            8
                                                     ----------------------       ---------------------

Net loss                                                $       (89)                 $      (975)
                                                     ----------------------       ---------------------

Other comprehensive income (loss):
  Change in net unrealized gain on marketable
    securities                                                  461                        --

  Foreign currency translation adjustment                      (165)                        (263)
                                                     ----------------------       ---------------------

Total comprehensive income (loss)                       $       207                  $    (1,238)
                                                     ======================       =====================

Basic and diluted loss per share                        $     (0.01)                 $     (0.07)
                                                     ======================       =====================

     See accompanying notes to consolidated condensed financial statements.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                   2000                   1999
                                                                              ---------------         --------------
                                                                                         (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                                $      (89)             $     (975)
         Adjustments to reconcile net loss to cash used in operating activities:
               Depreciation and amortization                                             32                     136
               Amortization of intangibles                                               66                      91
               Gain on sale of subsidiary                                                --                    (331)
               Gain on sale of fixed assets                                             (43)                     --
               Equity in earnings of unconsolidated entities                             --                    (536)
               Stock and warrants issued as compensation                                 --                     781
               Other noncash items                                                       84                     360
               Changes in operating assets and liabilities:
                     Accounts receivable                                                975                     687
                     Inventories                                                         52                     (77)
                     Other assets                                                        56                     (95)
                     Accounts payable and accrued expenses                           (1,097)                  (192)
                                                                              ---------------         --------------
Cash provided by (used in) operating activities                                          36                    (151)
                                                                              ---------------         --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Net purchases of property, plant and equipment                                  (6)                     (8)
         Cash received for sale of DTS stock                                             520
                                                                                                      --
         Proceeds from sale of fixed assets                                              43                      --
         Cash collected on note receivable                                               --                       9
                                                                              ---------------         --------------
Cash from  investing activities                                                         557                       1
                                                                              ---------------         --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Net increase (decrease) in notes payable and long term debt                   (282)                    202
         Proceeds from exercise of employee stock options                                 8                      --
         Proceeds from sale of common stock                                              --                       1
                                                                              ---------------         --------------
Cash provided by (used in) financing activities                                        (274)                    203
                                                                              ---------------         --------------

Effect Of Exchange Rate Changes On Cash                                                (165)                   (263)
                                                                              ---------------         --------------

Net Increase (Decrease) In Cash                                                         154                     (
                                                                                                          210)
Cash At Beginning Of Period                                                             481                     572
                                                                              ---------------         --------------

Cash At End Of Period                                                            $      635              $      362
                                                                              ===============         ==============

     See accompanying notes to consolidated condensed financial statements.

                          MICROTEL INTERNATIONAL, INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

                          MICROTEL INTERNATIONAL, INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(2)      LOSS PER SHARE

                  The following table illustrates the computation of basic and diluted loss per share:

                                                              THREE MONTHS ENDED                 THREE MONTHS ENDED
                                                                   MARCH 31,                          MARCH 31,
                                                                     2000                               1999
                                                              ------------------                 ------------------
NUMERATOR:
         Net loss                                             $         (89,000)                 $        (975,000)

Less: accretion of the excess of the redemption
value over the carrying value of redeemable
preferred stock                                                         (23,000)                           (56,000)
                                                              ------------------                 ------------------

Loss attributable to common stockholders
                                                                       (112,000)                        (1,031,000)

DENOMINATOR:
Weighted average number of common shares outstanding
during the period
                                                                     18,174,000                         14,766,000
                                                              ------------------                 ------------------
Basic and diluted loss per share                              $           (.006)                 $           (.070)
                                                              ==================                 ==================

         The computation of diluted loss per share excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants because their effect was antidilutive due to losses incurred by the Company.

(3)      INVENTORIES

         Inventories consist of the following.

                                                                 MARCH 31, 2000                 DECEMBER 31, 1999
                                                              ------------------                 ------------------
Raw materials                                                 $       1,644,000               $       1,728,000
Work-in-process                                                         962,000                       1,199,000
Finished goods                                                        1,523,000                       1,254,000
                                                              ------------------                 ------------------
                                                              $       4,129,000               $       4,181,000
                                                              ==================                 ==================

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

                          MICROTEL INTERNATIONAL, INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

material adverse affect on the Company's consolidated financial position, results of operations or cash flows.

(5)      DISPOSITION OF A BUSINESS

         On January 7, 2000, the Company sold all of its interest in the common stock in Digital Transmission Systems, Inc. ("DTS") to Wi-LAN, Inc. ("Wi-LAN"), a company based in Alberta, Canada in exchange for $520,000 and 28,340 shares of Wi-LAN common stock. Wi-LAN is a publicly traded company on the Toronto Stock Exchange. The Wi-LAN common stock had a market value of $720,000 on the date of the transaction. The Company is restricted from selling the Wi-LAN stock until July 7, 2000 due to Toronto Stock Exchange rules that restrict sales of stock obtained in an acquisition-related transaction. As of March 31, 2000 the value of the Company's Wi-Lan shares had increased in value by $461,000 to $1,181,000. The increase in value has been reflected in the carrying value of the investment and the other comprehensive income or loss line of the equity section in the balance sheet. The Wi-LAN investment is shown in the current asset section of the balance sheet as short-term investments.

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

         The offers and acceptances were finalized by April 10, 2000. Shares represented by warrants were reduced by 1,384,602 shares and this reduction would serve to reduce the dilution of future earnings per share since fewer shares could be outstanding. An $87,000 expense was recorded in the first quarter of 2000 for the difference in fair value of the new warrants as compared to previous warrants at the date of acceptance. The estimated fair values of the old and new warrants was calculated using a Black-Scholes pricing model with the following assumptions: no dividend yield; expected volatility of 93%; a risk-free interest rate of 6%; and expected lives ranging from 0.1 to 5 years.

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

                          MICROTEL INTERNATIONAL, INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(7)      REPORTABLE SEGMENTS (CONTINUED)

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

         Selected financial data for each of the Company's operating segments is shown below.

                                      THREE MONTHS ENDED    THREE MONTHS ENDED
                                        MARCH 31, 2000        MARCH 31, 1999
                                        ---------------        ---------------
Sales to external customers:
      Instruments                      $      3,553,000       $      3,708,000
      Components                              2,264,000              2,918,000
      Circuits                                  669,000                884,000
                                        ---------------        ---------------
                                       $      6,486,000       $      7,510,000
                                        ===============        ===============

Intersegment sales:
      Instruments                      $             --       $             --
      Components                                 73,000                 60,000
      Circuits                                       --                181,000
                                        ---------------        ---------------
                                       $         73,000       $        241,000
                                        ===============        ===============

Segment pretax profits
      Instruments                       $        (95,000)      $       (781,000)
      Components                                 467,000                512,000
      Circuits                                  (111,000)              (387,000)
                                         ----------------       ----------------
                                        $        261,000       $       (656,000)
                                         ===============        ================

                                             MARCH 31,              MARCH 31,
                                               2000                  1999
                                         ----------------       ----------------
Segment assets
      Instruments                       $      7,113,000       $      9,439,000
      Components                               5,127,000              7,133,000
      Circuits                                 1,457,000              2,421,000
                                         ---------------        ---------------
                                        $     13,697,000       $     18,993,000
                                         ===============        ===============

                          MICROTEL INTERNATIONAL, INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(7)      REPORTABLE SEGMENTS (CONTINUED)

         The following is a reconciliation of the reportable segment loss and assets to the Company's consolidated totals.

                                                         THREE MONTHS ENDED      THREE MONTHS ENDED
                                                           MARCH 31, 2000          MARCH 31, 1999
                                                         ------------------      ------------------
 Total income (loss) for reportable segments            $           261,000     $          (656,000)
 Unallocated amounts:
    Gain on sale of assets of subsidiary                                 --                 331,000
    Equity in earnings of unconsolidated
     affiliates
                                                                         --                 540,000
    Unallocated general corporate expenses
                                                                   (344,000)             (1,182,000)
                                                         ------------------      ------------------
 Consolidated loss before income taxes                  $           (83,000)    $          (967,000)
                                                         ==================      ==================

                                                              MARCH 31,               MARCH 31,
                                                                2000                     1999
                                                         ------------------      ------------------
ASSETS
    Total assets for reportable segments                $        13,697,000     $        18,993,000
    Other assets                                                  1,844,000               2,584,000
                                                         ------------------      ------------------
 Total consolidated assets                              $        15,541,000     $        21,577,000
                                                         ==================      ==================

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

                          MICROTEL INTERNATIONAL, INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This Quarterly Report on Form 10-Q contains certain forward-looking statements which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

         --- the projected growth in the telecommunications and electronic components;
         --- our business strategy for expanding our presence in these markets; --- anticipated trends in our financial condition and results of operations; and
         --- our ability to distinguish ourselves from our current and future competitors.

We do not undertake to update, revise or correct any forward-looking statements.

         The information contained in this report is not a complete description of our business or the risks associated with an investment in our common stock. Before deciding to buy or maintain a position in our common stock, you should carefully review and consider the various disclosures we made in this report, and in our other materials filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as amended, that discuss our business in greater detail and that also disclose various risks, uncertainties and other factors that may affect our business, results of operations or financial condition.

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

         We previously organized our operations in three business segments:

         --- Instrumentation and Test Equipment;
         --- Components and Subsystem Assemblies; and
         --- Circuits.

         In an effort to focus our attention and working capital on our telecommunications test instruments and our transmission and network access products, we sold substantially all of the assets of XCEL Arnold Circuits, Inc. in April 1998 and sold substantially all of the assets of HyComp, Inc., a manufacturer of hybrid circuits, in April 1999.

         In October 2000, we decided to discontinue our circuit segment. On November 28, 2000, we sold XCEL Etch Tek, which was our only remaining material circuit board business and was a division of XIT Corporation. We intend to retain our Monrovia, California circuit board manufacturing facility as a captive supplier of circuit boards to XIT Corporation's Digitran Division.

         Consequently, through our three direct wholly-owned operating subsidiaries, XIT Corporation, CXR Telcom Corporation and CXR, S.A., and through the divisions and subsidiaries of our subsidiaries, we presently design, manufacture, assemble, and market products and services in the following two business segments:

         Telecommunications

         - Telecommunications Test Instruments (analog and digital test instruments used in the installation, maintenance, management and optimization of public and private communication networks)

         - Transmission and Network Access Products (range of products for accessing the public and private networks for the transmission of data, voice and video)

         Electronic Components (digital switches and electronic power supplies)

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

         Although our operations as of the date of this report are organized into two business segments, the financial statements and the discussions relating to the financial statements contained in this report reflect our previous organization into three segments because the discontinuation of our circuits segment did not occur until October 2000.

RESULTS OF OPERATIONS

NET SALES

         Consolidated net sales for the first quarter of 2000 decreased by approximately $1,024,000 or 13.6% compared with the same period in the prior year. This decrease in sales was primarily comprised of:

         -- The sale of the Company's HyComp, Inc. ("HyComp") subsidiary. -- A reduction in the sales of the Company's U. K. based component business.

         The table below sets forth the composition of consolidated net sales by business segment, separately identifying the operations of HyComp for the three months ended March 31, 2000 and 1999.

                                                 MARCH 31,             MARCH 31,                     VARIANCE
                                                   2000                  1999                   INCREASE/(DECREASE)
                                                -----------           -----------            --------------------------
                                                                 (DOLLARS IN THOUSANDS)
SEGMENT
-------
Instruments                                    $      3,553          $      3,708          $       (155)         (4.2)%
Components                                            2,264                 2,918                  (654)        (22.4)%
Circuits                                                669                   428                   241          56.3%
HyComp (sold 3/31/99)                                    --                   456                  (456)       (100.0)%
                                                -----------           -----------           ------------
Total Sales                                    $      6,486          $      7,510          $     (1,024)        (13.6)%
                                                ===========           ===========           ============

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

                                                      MARCH 31,                          MARCH 31,
                                                        2000                               1999
                                                      ---------                          ---------
                                                               (dollars in thousands)
SEGMENT
--------
Instruments and Test Equip.                $   1,351             38.0%        $   1,452            39.2%
Components                                       947             41.8%            1,083            37.1%
Circuits                                          75             11.2%              (68)          (15.8)%
HyComp (sold 3/31/99)                             --             --                 139            30.5%
                                            --------                           --------
Total Gross Profit                         $   2,373             36.6%        $   2,606            34.7%
                                            ========                           ========

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

OPERATING EXPENSES

         Operating expenses for the three months ended March 31, 2000 and 1999 were comprised of the following:

                                                             MARCH 31,                    MARCH 31,
                                                                2000                         1999
                                                             ---------                    ---------
Commissions                                                $       205                  $       250
Other selling                                                      745                          937
                                                             ---------                    ---------
Total selling expense                                              950                        1,187
General & administrative expense                                 1,262                        2,529
                                                            ----------                   ----------
Total selling, general & administrative                    $     2,212                  $     3,716
                                                            ==========                   ==========
Engineering & product development                          $       243                  $       558
                                                            ==========                   ==========

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

         During the nine months ended September 30, 2000, the sale of electronic components accounted for approximately 45% of our total sales. In some cases we have long-term contracts with our electronic components customers. However, in most cases we receive purchase orders for only such quantities of electronic components as are required from time to time by our customers.

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

         Sales of our products and services to customers located outside the United States accounted for approximately 52% of our net sales for the nine months ended September 30, 2000. We expect to commit significant resources in the foreseeable future to expand our operations abroad. Accordingly, we are subject to a number of risks associated with international business activities that could adversely affect our operations abroad and slow our growth. These risks generally include, among others:

         -- foreign currency fluctuations; and
         -- differing technological advances, preferences or requirements; -- difficulties in managing and staffing our foreign operations; -- increased collection risks;
         -- tariffs and other trade restrictions; and -- general economic conditions.

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

OUR STOCK PRICE HAS BEEN VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS PURCHASING SHARES OFFERED BY THIS PROSPECTUS.

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

         The price at which you purchase shares of common stock offered by this prospectus may not be indicative of the price of our stock that will prevail in the trading market. You may be unable to sell your shares of common stock at or above your purchase price, which may result in substantial losses to you. Moreover, in the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources.

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

SHARES OF OUR COMMON STOCK ELIGIBLE FOR PUBLIC SALE COULD ADVERSELY AFFECT OUR STOCK PRICE.

         Sales of a substantial number of shares of our common stock in the public market, or the perception that sales could occur, could adversely affect the market price for our common stock. We have filed a resale registration statement with the Securities and Exchange Commission relating to shares of common stock outstanding or underlying warrants held by various individuals and entities. When declared effective, that registration statement will result in additional shares of our common stock being available on the public market. In addition, our current stockholders beneficially own a large number of shares of common stock that are outstanding or are issuable upon exercise of options or warrants or upon conversion of preferred stock, which shares of common stock they may be able to sell in the public market. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         We are not a party to any material pending legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         RECENT SALES OF UNREGISTERED SECURITIES

         Between February and April 2000, the Registrant made an offer to all holders of warrants to purchase shares of common stock at exercise prices of $1.00 or more pursuant to which these holders could elect to surrender their outstanding warrants with exercise prices of $1.00 or more in exchange for the issuance to them of warrants to purchase a number of shares equal to one-half of the number of shares underlying the surrendered warrants at an exercise price of one-half of the exercise price of the surrendered warrants. A total of 2,769,201 warrants with exercise prices ranging from $1.21 to $3.79 were surrendered in exchange for 1,384,602 warrants with exercise prices ranging from $0.605 to $1.895. The majority of warrants exchanged were held by persons or entities who were not employees or directors of the Registrant or its subsidiaries.

         In March 2000, the Registrant issued 306,148 shares of common stock in connection with a cashless exercise of warrants to purchase 500,000 shares of common stock at an exercise price of $.69 per share.

         In March 2000, the Registrant issued an aggregate of 35,000 shares of common stock to three employees upon exercise of warrants at an exercise price of $0.20 per share.

         In March 2000, the Registrant issued 306,148 shares of common stock to one entity in connection with the cashless exercise of a warrant to purchase up to 500,000 shares of common stock, which warrant had been issued in connection with settlement of litigation.

         The issuances of our securities in the above-referenced transactions were effected in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, on the basis that such transactions did not involve any public offering and the purchasers were sophisticated with access to the kind of information registration would provide.

         DIVIDENDS

         To date we have not paid dividends on our common stock. Our line of credit with Wells Fargo Business Credit, Inc. prohibits the payment of cash dividends on our common stock. The certificates of designations related to our Series A Preferred Stock and Series B Preferred Stock provide that shares of those series of preferred stock are not entitled to receive cash dividends. We currently intend to retain future earnings to fund the development and growth of our business and, therefore, do not anticipate paying cash dividends on our common stock within the foreseeable future. Any future payment of dividends on our common stock will be determined by our board of directors and will depend on our financial condition, results of operations, contractual obligations and other factors deemed relevant by the our board of directors.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         As of March 31, 2000, we were in default of the tangible net worth covenant of our domestic credit facility. The balance due under this facility was $2,810,643 as of March 31, 2000. In August 2000, we replaced our domestic credit facility with a new domestic credit facility with Wells Fargo Business Credit, Inc. which expires in August 2003.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS

                  27.1     Financial Data Schedule*
-----------
* Filed as an exhibit to the initial filing of this Form 10-Q on May 15, 2000.

         (b)      REPORTS ON FORM 8-K

                  None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     MICROTEL INTERNATIONAL, INC.

Dated: December 29, 2000         By: /s/ CARMINE T. OLIVA
                                    ------------------------------------
                                    Carmine T. Oliva, Chairman of the Board,
                                    Chief Executive Officer (principal executive
                                    officer) and President


                                 By: /s/ RANDOLPH D. FOOTE
                                    ------------------------------------
                                    Randolph D. Foote, Chief Financial Officer
                                    (principal financial and accounting officer)