Form 10-Q/A
period 2000-06-30
MICROTEL INTERNATIONAL INC
filed 2000-12-29
CIK 854852

================================================================================



                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1
                                       TO
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended JUNE 30, 2000

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         Consolidated Condensed Balance Sheets as of June 30, 2000 (unaudited)
               and December 31, 1999........................................................................    F-1

         Consolidated Condensed Statements of Operations and Comprehensive Income for the
               three and six months ended June 30, 2000 and l999 (unaudited)................................    F-2

         Consolidated Condensed Statements of Cash Flows for the six months ended
               June 30, 2000 and l999 (unaudited)...........................................................    F-3

         Notes to Consolidated Condensed Financial Statements (unaudited)...................................    F-4


ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.............................................................      3

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK....................................................................................     20

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS..................................................................................     21

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS..........................................................     21

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES....................................................................     22

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................     22

ITEM 5.  OTHER INFORMATION..................................................................................     22

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................................................     22

SIGNATURES..................................................................................................     23


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                         June 30,           Dec. 31,
                                                                           2000               1999
                                                                      ---------------    ---------------
ASSETS
  Cash and cash equivalents                                              $      391         $      481
  Short-term investments                                                        799                 --
  Accounts receivable, net                                                    6,256              6,519
  Inventories                                                                 4,941              4,181
  Other current assets                                                        1,274                578
                                                                          ---------           --------
      Total current assets                                                   13,661             11,759

Property, plant and equipment-net                                             1,378              1,393
Goodwill, net                                                                 3,123              1,507
Investment in unconsolidated affiliates                                          --              1,240
Other assets                                                                    492                722
                                                                          ---------          ---------
                                                                         $   18,654         $   16,621
                                                                          =========          =========
LIABILITIES, REDEEMABLE PREFERRED STOCK
 AND STOCKHOLDERS' EQUITY
Notes payable                                                            $    3,125         $    2,107
Current portion of long-term debt                                             1,509              1,422
Accounts payable                                                              5,263              4,771
Accrued expenses                                                              2,867              2,985
                                                                          ---------          ---------
      Total current liabilities                                              12,764             11,285
Long-term debt, less current portion                                            766                165
Other liabilities                                                               652                782
                                                                          ---------           --------
      Total liabilities                                                      14,182             12,232
  Convertible redeemable preferred stock, $10,000 unit
    value. Authorized 250 shares; issued and outstanding
    25 shares and 59.5 shares (aggregate liquidation
    preference of $250 and $595, respectively)
                                                                                253                588
Stockholders' equity:
  Preferred stock, $0.01 par value. Authorized
    10,000,000 shares; 0 shares issued and
     outstanding                                                                 --                 --
  Common stock, $.0033 par value. Authorized
    25,000,000 shares; issued and outstanding
    20,509,000 and 16,812,000 shares                                             68                 60
  Additional paid-in capital                                                 24,302             23,726
  Accumulated deficit                                                       (19,785)           (19,759)
  Accumulated comprehensive loss                                               (366)              (226)
                                                                          ----------         ----------
Total stockholders' equity                                                    4,219              3,801
                                                                          ---------          ---------
                                                                         $   18,654         $   16,621
                                                                          =========          =========

     See accompanying notes to consolidated condensed financial statements.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)



                                                               Three months ended                   Six months ended
                                                                    June 30,                            June 30,
                                                            2000              1999               2000               1999
                                                       ---------------  -----------------   ----------------   ----------------
                                                                      (in thousands, except per share amounts)
Net sales                                                 $     7,512      $     6,801         $    13,998       $    14,311
Cost of sales                                                   4,698            4,411               8,811             9,314
                                                           ----------       ----------          ----------        ----------
Gross profit                                                    2,814            2,390               5,187             4,997

Operating expenses:
       Selling, general and administrative                      2,459            2,890               4,671             6,607
       Engineering and product development                        253              477                 496             1,035
                                                           ----------       ----------          ----------        ----------

Income (loss) from operations                                     102             (977)                 20            (2,645)

Other income (expense)
       Interest expense                                           (99)             (83)               (195)             (202)
       Gain on sale of subsidiary                                  --               --                  --               331
       Equity in earnings of unconsolidated affiliates             --              191                  --               727
       Other                                                      110              (40)                205               (87)
                                                           ----------       -----------         ----------        -----------

Income (loss) before income taxes                                 113             (909)                 30            (1,876)

Income tax expense                                                  4                5                  10                13
                                                           ----------       ----------          ----------        ----------

Net income (loss)                                                 109             (914)                 20            (1,889)

Other comprehensive gain (loss)
  Changes in unrealized gain on marketable securities            (382)              --                  78                --
  Foreign currency translation adjustment                         (51)            (161)               (217)             (424)
                                                           -----------      -----------         -----------       -----------

Total comprehensive loss                                  $      (324)     $    (1,075)        $      (119)      $    (2,313)
                                                            =========        ==========          ==========        ==========

Basic earnings (loss) per share                           $     0.005      $    (0.054)        $    (0.001)      $    (0.123)
                                                           ==========       ==========          ==========        ===========
Diluted earnings (loss) per share                         $     0.004      $    (0.054)        $    (0.001)      $    (0.123)
                                                           ==========       ==========          ==========        ===========

     See accompanying notes to consolidated condensed financial statements.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    Six months ended June 30,
                                                                                   2000                   1999
                                                                              ---------------         --------------
                                                                                         (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss)                                                       $       20              $   (1,889)
         Adjustments to reconcile net income (loss) to cash provided by
         (used in) operating activities:
               Depreciation and amortization                                            206                     240
               Amortization of intangibles                                              169                     173
               Gain on the sale of fixed assets                                         (43)                     --
               Gain on sale of subsidiary                                                --                    (331)
               Equity in earnings of unconsolidated entities                             --                    (727)
               Stock and warrants issued as compensation                                130                   1,219
               Other noncash items                                                      221                     463
               Changes in operating assets and liabilities:
                     Accounts receivable                                                987                   1,576
                     Inventories                                                        (19)                    626
                     Other assets                                                      (185)                     59
                     Accounts payable and accrued expenses                           (2,245)                 (1,081)
                                                                                  ----------              ---------
Cash provided by (used in) operating activities                                        (759)                    328
                                                                                  ----------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Net purchases of property, plant and equipment                                  (9)                    (52)
         Proceeds from sale of fixed assets                                              43                      --
         Proceeds from the sale of DTS stock                                            520                      --
         Proceeds from sale of subsidiary                                                --                     750
         Investment in Belix Ltd. companies                                            (592)                     --
         Cash received from note receivable                                              --                       9
                                                                                  ---------               ---------
Cash provided by (used in) investing activities                                         (38)                    707
                                                                                  ---------               ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Net proceeds (repayments) of notes payable and long term debt                  852                  (1,063)
         Proceeds from exercise of warrants and employee stock options                   73                      --
         Proceeds from sale of common stock                                              --                       2
                                                                                  ---------               ---------
Cash provided by (used in) financing activities                                         925                  (1,061)
                                                                                  ---------               ---------

Effect Of Exchange Rate Changes On Cash                                                (218)                   (424)
                                                                                  ----------              ---------
Net Decrease In Cash And Cash Equivalents                                               (90)                   (450)
                                                                                  ----------              ---------
Cash And Cash Equivalents At Beginning Of Period                                        481                     572
                                                                                  ---------               ---------
Cash And Cash Equivalents At End Of Period                                       $      391              $      122
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

                          MICROTEL INTERNATIONAL, INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


(2)  EARNINGS (LOSS) PER SHARE

     The following table illustrates the computation of basic and diluted loss per share (in thousands, except per share amounts):


                                                                Three months ended                  Six months ended
                                                                     June 30,                           June 30,
                                                         ---------------------------------  ---------------------------------
                                                              2000             1999              2000             1999
                                                         ---------------- ----------------  ---------------- ----------------
          NUMERATOR:
          Net income (loss)                                 $       109      $      (914)     $        20        $   (1,889)

          Less: accretion of the excess of the
          redemption value over the carrying value of
          redeemable preferred stock                                 23              (11)              46                45
                                                            -----------      -----------      -----------        ----------
          Income (loss) attributable to common
          stockholders                                               86             (903)             (26)           (1,934)

          DENOMINATOR:
          Weighted average number of common shares
          outstanding during the period                          18,712           16,594           18,443            15,685

          Incremental shares from assumed conversions
          of  warrants, options and preferred stock               2,076               --               --                --
                                                            -----------      -----------      -----------        ----------
          Adjusted weighted average shares                       20,788           16,594           18,443            15,685

          Basic  loss per share                             $      .005      $     (.054)     $     (.001)       $    (.123)
                                                            ===========      ===========      ===========        ==========
          Diluted loss per share                            $      .004      $     (.054)     $     (.001)       $    (.123)
                                                            ===========      ===========      ===========        ==========

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

                          MICROTEL INTERNATIONAL, INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


(3)  INVENTORIES

     Inventories consist of the following:


                                                June 30, 2000                December 31, 1999
                                             -----------------              ------------------
         Raw materials                       $       1,684,000              $        1,728,000
         Work-in-process                             1,558,000                       1,199,000
         Finished goods                              1,699,000                       1,254,000
                                             ------------------             ------------------
                                             $       4,941,000              $        4,181,000
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

                          MICROTEL INTERNATIONAL, INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


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

                          MICROTEL INTERNATIONAL, INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


(7)  REPORTABLE SEGMENTS (CONTINUED)


                                       Six months ended      Six months ended
                                        June 30, 2000          June 30, 1999
                                        -------------          -------------
SALES TO EXTERNAL CUSTOMERS:
      Instruments                      $      7,193,000       $      7,357,000
      Components                              5,408,000              5,540,000
      Circuits                                1,397,000              1,414,000
                                        ---------------        ---------------
                                       $     13,998,000       $     14,311,000
                                        ===============        ===============

INTERSEGMENT SALES:
      Instruments                      $             --       $             --
      Components                                     --                130,000
      Circuits                                  153,000                321,000
                                        ---------------        ---------------
                                       $        153,000       $        451,000
                                        ===============        ===============

SEGMENT PRETAX INCOME (LOSS)
      Instruments                      $         46,000       $       (971,000)
      Components                              1,076,000                722,000
      Circuits                                 (266,000)              (892,000)
                                        ----------------       ----------------
                                       $        856,000       $     (1,141,000)
                                        ===============        ================

                                           June 30,                December 31,
                                             2000                     1999
                                         -------------             ------------
SEGMENT ASSETS
      Instruments                      $      7,139,000       $      7,960,000
      Components                              8,757,000              5,213,000
      Circuits                                1,319,000              1,379,000
                                        ---------------        ---------------
                                       $     17,215,000       $     14,552,000
                                        ===============        ===============

                          MICROTEL INTERNATIONAL, INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(7)  REPORTABLE SEGMENTS (CONTINUED)

     The following is a reconciliation of the reportable segment loss and assets to the Company's consolidated totals.



                                                     Six months ended         Six months ended
                                                       June 30, 2000           June 30, 1999
                                                       -------------           -------------
 PRETAX INCOME (LOSS)
 Total income (loss) loss for reportable
    segments                                        $           856,000      $      (1,141,000)
 Unallocated amounts:
    Gain on sale of assets of subsidiary                             --                331,000
    Equity in earnings of unconsolidated
       affiliates                                                    --                727,000
       Write-down of note receivable                                 --               (466,000)
    Warranty reserve reversal                                   110,000                     --
    Unallocated general corporate expenses
                                                               (936,000)            (1,327,000)
                                                      ------------------      -----------------
 Consolidated loss before income taxes              $            30,000      $      (1,876,000)
                                                     ==================       ================


                                                         June 30,               December 31,
                                                           2000                     1999
                                                           ----                     ----
ASSETS
    Total assets for reportable segments            $        17,215,000      $      14,552,000
    Other assets                                              1,439,000              2,069,000
                                                     ------------------        ---------------
 Total consolidated assets                          $        18,654,000      $       16,621,000
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

     Although our operations as of the date of this report are organized into two business segments, the financial statements and the discussion relating to the financial statements contained in this report reflect our previous organization into three segments because the discontinuation of our circuits segment did not occur until October 2000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 VERSUS THREE MONTHS ENDED JUNE 30, 1999

     NET SALES

     Consolidated net sales for the second quarter of 2000 increased by $711,000 or 10.5% compared with the same period in 1999. The table below shows the composition of consolidated net sales by business segment.


                              Three Months Ended       Three Months Ended           Variance-          Percent
        Segment                 June 30, 2000             June 30, 1999        Increase (Decrease)      Change
        -------                 -------------             -------------        -------------------      ------
Test Equipment                 $      3,641               $      3,649            $             (8)        (0.2)%
Components                            3,143                      2,622                         521         19.9%
Circuits                                728                        530                         198         37.4%
                                -----------                -----------             ----------------
  Total                        $      7,512               $      6,801            $            711         10.5%
                                ===========               ============             ================

     The relative percent of net sales by segment between the respective periods experienced the following changes:



                          Three Months Ended   Three Months Ended
        Segment             June 30, 2000        June 30, 1999
        -------             -------------        -------------
     Test Equipment              48.5%                 53.7%
     Components                  41.8%                 38.5%
     Circuits                     9.7%                  7.8%
                               ----------           ----------
     Total                      100.0%                100.0%
                               ==========           ==========

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

     GROSS PROFIT

     Consolidated gross profit as a percent of net sales increased to 37.5% in the second quarter of 2000 from 35.1% in the second quarter of 1999. The composition of consolidated gross profit by business sector and the percentages of related net sales are shown in the following table for the periods indicated:



                         Three Months Ended   Percent of Related    Three Months Ended   Percent of Related
                            June 30, 2000          Net Sales          June 30, 1999           Net Sales
    SEGMENT                 -------------          ---------          -------------           ---------
Test Equipment             $      1,490                40.9%          $       1,446               39.6%
Components                        1,284                40.9%                    933               35.6%
Circuits                             40                 5.5%                     11                2.0%
                            -----------                                ------------
Total                      $      2,814                37.5%          $       2,390               35.1%
                            ===========                                ============

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

     OPERATING EXPENSES

     Operating expense for the three months ended June 30, 2000 and 1999 were comprised of the following:

                                                          Three Months Ended          Three Months Ended
                                                            June 30, 2000                June 30, 1999
                                                            -------------                -------------
Commissions                                                        $   209                      $   189
Other selling expense                                                  796                          850
                                                                   -------                      -------
Total selling expense                                                1,005                        1,039
General & administrative                                             1,454                        1,851
                                                                   -------                      -------
Total selling, general & administrative                            $ 2,459                      $ 2,890
                                                                   =======                      =======
Engineering & product development                                  $   253                      $   477
                                                                   =======                      =======

     Total selling expense as a percentage of net sales decrease to 13.3% from 15.3% for the three months ended June 30, 2000 and 1999, respectively, primarily due to cost reductions at CXR Telcom in Fremont, California. Commissions, as a percentage of net sales, remained relatively stable at 2.8% for both the current quarter and the prior year second quarter.

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

                                                                        Variance-
                          Six Months Ended     Six Months Ended         Increase/              Percent
       Segment              June 30, 2000        June 30, 1999          (Decrease)             Change
       -------              -------------        -------------          ----------             ------
Test Equipment             $       7,193         $      7,357           $   (164)               (2.2)%
Components                         5,408                5,540               (132)               (2.4)%
Circuits                           1,397                1,414                (17)               (1.2)%
                           -------------         ------------           ----------
    Total                  $      13,998         $     14,311           $   (313)               (2.2)%
                            ============          ===========           ===========

     The relative percent of net sales by segment between the respective periods experienced the following changes:



                          Six Months Ended     Six Months Ended
     Segment                June 30, 2000        June 30, 1999
     -------                -------------        -------------
Test Equipment                   51.4%                 51.4%
Components                       38.6%                 38.7%
Circuits                         10.0%                  9.9%
                               ---------             ---------
   Total                        100.0%                100.0%
                               =========             =========

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

     GROSS PROFIT

         Consolidated gross profit as a percent of net sales increased to 37.1% in the first half of 2000 from 34.9% in the first half of 1999. The composition of consolidated gross profit by business sector and the percentages of related net sales are shown in the following table for the periods indicated:



                          Six Months Ended    Percent of Related   Six Months Ended     Percent of Related
      Segment               June 30, 2000          Net Sales         June 30, 1999          Net Sales
      -------               -------------          ---------         -------------          ---------
Test Equipment               $      2,842              39.5%             $     2,900           39.4%
Components                          2,230              41.2%                   2,016           36.4%
Circuits                              115               8.2%                      81            5.7%
                              -----------                                 ----------
Total                        $      5,187              37.1%             $     4,997           34.9%
                              ===========                                 ==========

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

     OPERATING EXPENSES

     Operating expense for the six months ended June 30, 2000 and 1999 were comprised of the following.

                                                         Six Months Ended      Six Months Ended
                                                           June 30, 2000        June 30, 1999
                                                           -------------        -------------
Commissions                                                 $      414              $     439
Other selling expense                                            1,541                  1,788
                                                            ----------              ---------
Total selling expense                                            1,955                  2,227
General & Administrative                                         2,716                  4,380
                                                            ----------              ---------
Total S,G & A                                               $    4,671              $   6,607
                                                            ==========              =========
Engineering & product development                           $      496              $   1,035
                                                            ==========              =========


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

     In June 2000, the Registrant issued an aggregate of 55,000 shares of common stock to three employees upon exercise of warrants at an exercise price of $0.20 per share.

     In June 2000, the Registrant issued 1,743,285 shares of common stock to one investor upon conversion of 34.5 shares of the Registrant's Series A Preferred Stock.

     In June 2000, the Registrant issued an aggregate of 217,500 shares of common stock to five investors, including the Registrant's Chief Executive Officer and his brother and son, in connection with the exercise of warrants with an exercise price of $0.25 per share.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     As of June 30, 2000, we were in default of the tangible net worth covenant of our domestic credit facility. The balance due under this facility was $2,577,945 as of June 30, 2000. In August 2000, we replaced our domestic credit facility with a new domestic credit facility with Wells Fargo Business Credit, Inc. which expires in August 2003.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS

          10.1 Share Purchase Agreement dated April 17, 2000 between XCEL Power Systems Limited and the stockholders of The Belix Company Limited*

          27.1 Financial Data Schedule*

--------------
* Filed as an exhibit to the initial filing of this Form 10-Q on August 14, 2000.

     (b)  REPORTS ON FORM 8-K

               A report on Form 8-K was filed on May 5, 2000 to report under
          Item 5 - Other Events the Registrant's acquisition of Belix Company, Ltd.

               A report on Form 8-K was filed on June 28, 2000 to report under
          Item 5 - Other Events the extension of the Registrant's credit facility with Congress Financial Corporation.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MICROTEL INTERNATIONAL, INC.

Dated: December 29, 2000        By: /s/ CARMINE T. OLIVA
                                   -----------------------------------------
                                   Carmine T. Oliva, Chairman of the Board,
                                   Chief Executive Officer (principal executive
                                   officer) and President


                                By: /s/ RANDOLPH D. FOOTE
                                    -----------------------------------------
                                    Randolph D. Foote, Chief Financial Officer
                                    (principal financial and accounting officer)