Form 10-Q/A
period 2000-03-31
MICROTEL INTERNATIONAL INC
filed 2001-04-02
CIK 854852

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 AMENDMENT NO. 2
                                       TO
                                    FORM 10-Q

(Mark One)

 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended MARCH 31, 2000

 | | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 (909) 987-9220
                (Issuer's Telephone Number, Including Area Code)

                                 NOT APPLICABLE
              (Former Name, Former Address And Former Fiscal Year,
                         if Changed Since Last Report)

         Indicated by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|   No | |

         As of March 23, 2001, there were 20,570,008 shares of the issuer's common stock, $.0033 par value, outstanding.

================================================================================


                                 PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

         Consolidated Condensed Balance Sheets as of March 31, 2000 (unaudited)
              and December 31, 1999...............................................................   F-1

         Consolidated Condensed Statements of Operations and Comprehensive Income for the
              three months ended March 31, 2000 and l999 (unaudited)..............................   F-2

         Consolidated Condensed Statements of Cash Flows for the three months ended
              March 31, 2000 and l999 (unaudited).................................................   F-3

         Notes to Consolidated Condensed Financial Statements (unaudited).........................   F-4

ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.................................................     3

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK.........................................................................    16

                           PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS...................................................................    17

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS...........................................    17

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.....................................................    17

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................    18

ITEM 5.       OTHER INFORMATION...................................................................    18

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K....................................................    18

SIGNATURES    ....................................................................................    19

ITEM 1. FINANCIAL STATEMENTS.

                          MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                      March 31,
                                                                        2000       December 31,
ASSETS                                                               (Restated)        1999
                                                                      ---------     ---------
  Cash and cash equivalents                                           $    635      $    481
  Short-term investments                                                 1,181            --
  Accounts receivable - net                                              5,544         6,519
  Inventories                                                            4,129         4,181
  Other current assets                                                     632           578
                                                                      ---------     ---------
      Total current assets                                              12,121        11,759
Property, plant and equipment-net                                        1,312         1,393
Goodwill-net                                                             1,459         1,507
Investment in unconsolidated affiliate                                      --         1,240
Other assets                                                               649           722
                                                                      ---------     ---------
                                                                      $ 15,541      $ 16,621
                                                                      =========     =========
LIABILITIES, REDEEMABLE PREFERRED STOCK
AND STOCKHOLDERS' EQUITY
Notes payable                                                         $  2,046      $  2,107
Current portion of long-term debt                                        1,245         1,422
Accounts payable                                                         4,124         4,771
Accrued expenses                                                         2,595         2,985
                                                                      ---------     ---------
      Total current liabilities                                         10,010        11,285
Long-term debt, less current portion                                       121           165
Other liabilities                                                          722           782
                                                                      ---------     ---------
      Total liabilities                                                 10,853        12,232
Convertible redeemable preferred stock, $10,000
     unit value. Authorized 200 shares; issued and
     outstanding 59.5 shares and 59.5 shares
     (aggregate liquidation preference of $595 and
     $595, respectively)                                                   611           588
Stockholders' equity:
  Preferred stock, $0.01 par value. Authorized
     10,000,000 shares; 0 shares issued and
     outstanding                                                            --            --
  Common stock, $.0033 par value. Authorized
     25,000,000 shares; issued and outstanding
     18,494,000 and 16,436,000 shares                                       61            60
  Additional paid-in capital                                            23,855        23,726
  Accumulated deficit                                                  (19,909)      (19,759)
  Accumulated comprehensive income (loss)                                   70          (226)
                                                                      ---------     ---------
Total stockholders' equity                                               4,077         3,801
                                                                      ---------     ---------
                                                                      $ 15,541      $ 16,621
                                                                      =========     =========
             See accompanying notes to consolidated condensed financial statements.

                                               F-1

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                         Three months ended
                                                              March 31,
                                                          2000
                                                       (Restated)      1999
                                                        --------     --------
                                                           (in thousands,
                                                      except per share amounts)

Net sales                                               $ 6,486      $ 7,510
Cost of sales                                             4,113        4,904
                                                        --------     --------
Gross profit                                              2,373        2,606

Operating expenses:
       Selling, general and administrative                2,250        3,716
       Engineering and product development                  243          558
                                                        --------     --------

Loss from operations                                       (120)      (1,668)

Other income (expense)
       Interest expense                                     (96)        (119)
       Gain on sale of subsidiary                            --          331
       Equity in earnings of unconsolidated
       affiliates                                            --          536
       Other                                                 95          (47)
                                                        --------     --------

Loss before income taxes                                   (121)        (967)

Income taxes                                                  6            8
                                                        --------     --------

Net loss                                                $  (127)     $  (975)
                                                        --------     --------

Other comprehensive income (loss):

  Change in net unrealized gain on marketable
    securities                                              461           --
  Foreign currency translation adjustment                  (165)        (263)
                                                        --------     --------

Total comprehensive income (loss)                       $   169      $(1,238)
                                                        ========     ========

Basic and diluted loss per share                        $(0.008)     $(0.070)
                                                        ========     ========

     See accompanying notes to consolidated condensed financial statements.


                          MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)

                                                                                 Three months ended
                                                                                      March 31,
                                                                                  2000
                                                                               (Restated)      1999
                                                                                --------     --------
                                                                                    (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                               $  (127)     $  (975)
         Adjustments to reconcile net loss to cash used in operating activities:
               Depreciation and amortization                                         32          136
               Amortization of intangibles                                           66           91
               Gain on sale of subsidiary                                            --         (331)
               Gain on sale of fixed assets                                         (43)          --
               Equity in earnings of unconsolidated entities                         --         (536)
               Stock and warrants issued as compensation                             --          781
               Other noncash items                                                  122          360
               Changes in operating assets and liabilities:
                     Accounts receivable                                            975          687
                     Inventories                                                     52          (77)
                     Other assets                                                    56          (95)
                     Accounts payable and accrued expenses                       (1,097)        (192)
                                                                                --------     --------
Cash provided by (used in) operating activities                                      36         (151)
                                                                                --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Net purchases of property, plant and equipment                              (6)          (8)
         Cash received for sale of DTS stock                                        520           --
         Proceeds from sale of fixed assets                                          43           --
         Cash collected on note receivable                                           --            9
                                                                                --------     --------
Cash from investing activities                                                      557            1
                                                                                --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Net increase (decrease) in notes payable and long term debt               (282)         202
         Proceeds from exercise of employee stock options                             8           --
         Proceeds from sale of common stock                                          --            1
                                                                                --------     --------
Cash provided by (used in) financing activities                                    (274)         203
                                                                                --------     --------

Effect Of Exchange Rate Changes On Cash                                            (165)        (263)
                                                                                --------     --------

Net Increase (Decrease) In Cash and Cash Equivalents                                154         (210)
Cash and Cash Equivalents At Beginning Of Period                                    481          572
                                                                                --------     --------

Cash and Cash Equivalents At End Of Period                                      $   635      $   362
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

(2)  RESTATEMENT OF ACCOUNTING FOR WARRANT EXCHANGE OFFER

         In March 2001, it was determined that the warrant exchange offer described in Note 7 should be accounted for in accordance with APB 25 and FIN 44 or FAS 123, depending on the date of the original grant and whether the warrant was held by an employee or non-employee. See Note 7.

         Accordingly, the accompanying consolidated condensed financial statements as of and for the three months ended March 31, 2000, have been restated to reflect additional compensation expense related to the warrant exchange offer of $38,000 for the quarter ended March 31, 2000, with a corresponding increase in additional paid in capital. The effect of this change was to increase net loss by $38,000 to $127,000 for the three months ended March 31, 2000. Additional paid in capital increased by $38,000 to $23,855,000 at March 31, 2000.


                          MICROTEL INTERNATIONAL, INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(3)  LOSS PER SHARE

         The following table illustrates the computation of basic and diluted loss per share:

                                                                 Three months       Three months
                                                                     ended              ended
                                                                March 31, 2000     March 31, 1999
                                                                 -------------     -------------
NUMERATOR:
Net loss                                                         $   (127,000)     $   (975,000)

Less: accretion of the excess of the redemption
value over the carrying value of redeemable preferred
stock                                                                 (23,000)          (56,000)
                                                                 -------------     -------------

Loss attributable to common stockholders                             (150,000)       (1,031,000)

DENOMINATOR:
Weighted average number of common shares outstanding
during the period                                                  18,174,000        14,766,000
                                                                 -------------     -------------
Basic and diluted loss per share                                 $     (0.008)     $     (0.070)
                                                                 =============     =============

         The computation of diluted loss per share excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants because their effect was antidilutive due to losses incurred by the Company.

(4)  INVENTORIES

         Inventories consist of the following.

                                                  March 31,        December 31,
                                                    2000              1999
                                                 -----------       -----------
Raw materials                                    $1,644,000        $1,728,000
Work-in-process                                     962,000         1,199,000
Finished goods                                    1,523,000         1,254,000
                                                 -----------       -----------
                                                 $4,129,000        $4,181,000
                                                 ===========       ===========

(5)  Litigation

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

                          MICROTEL INTERNATIONAL, INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(6)  DISPOSITION OF A BUSINESS

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

(7)  WARRANT EXCHANGE OFFER

         During the first quarter of 2000, the Company offered to holders of warrants with an exercise price of one dollar or more and ranging as high as $3.79 the opportunity to exchange their warrants with new warrants for one half the number of shares at one half the exercise price of the original warrants. Neither the expiration dates, nor any other terms of the warrants, were changed as a result of this offer. The offer was available to all warrant holders with exercise prices of one dollar or more including Carmine T. Oliva, the Company's President and Chairman of the Board, and the two other directors. The primary reason for the offer was to reduce the quantity of shares allocated to warrants so that the Company would have sufficient authorized stock for its needs until an increase in the authorized stock could be voted on by the Company's stockholders.

         The offers and acceptances were finalized by April 24, 2000. Shares represented by warrants were reduced by 1,384,602 shares. A $123,000 expense was recorded in the first quarter of 2000 for the compensation expense for the modification of the warrants. Based on the nature and timing of the original grant of the warrants, the compensation expense was determined by various methods. For warrants issued to employees and directors, compensation expense was determined by the intrinsic value method and by treating the modified warrants as variable from the date of modification in accordance with APB 25 and FIN 44. For warrants issued to non-employees, compensation expense was determined in accordance with FAS 123 by calculating the difference between the fair value of the new warrant and the old warrant at the date of acceptance, with the exception of warrants initially granted pre-FAS 123, in which case the entire fair value of the new warrant was recorded as compensation expense. The estimated fair values of the old and new warrants was calculated using a Black-Scholes pricing model with the following assumptions: no dividend yield; expected volatility of 93%; a risk-free interest rate of 6.2%; and expected lives ranging from 0.1 to 5 years.

                          MICROTEL INTERNATIONAL, INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(8)  Reportable Segments

         The Company has three reportable segments: Instrumentation and Test Equipment, Components and Subsystem Assemblies, and Circuits. The Instrumentation and Test Equipment segment operates principally in the U.S. and European markets and designs, manufactures and distributes telecommunications test instruments and voice and data transmission and networking equipment. The Components and Subsystems Assemblies segment operates in the U.S., European and Asian markets and designs, manufactures and markets information technology products, including input and display components, subsystem assemblies, and power supplies. The Company has disposed of the majority of its Circuits segment business operations and has only one such operation that is material as of March 31, 2000.

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

         Selected financial data for each of the Company's operating segments is shown below:

                                           Three months      Three months
                                          ended March 31,   ended March 31,
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
                                            ============     ============


                          MICROTEL INTERNATIONAL, INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(8)  Reportable Segments (continued)

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
                                  ============     ============

         The following is a reconciliation of the reportable segment loss and assets to the Company's consolidated totals:

                                                               Three months       Three months
                                                                   ended              ended
                                                               March 31, 2000     March 31, 1999
                                                               -------------      -------------

         Total income (loss) for reportable segments           $    261,000       $   (656,000)
         Unallocated amounts:
            Gain on sale of assets of subsidiary                         --            331,000

            Equity in earnings of unconsolidated affiliates              --            540,000

            Unallocated general corporate expenses                 (382,000)        (1,182,000)
                                                               -------------      -------------
         Consolidated loss before income taxes                 $   (121,000)      $   (967,000)
                                                               =============      =============

                                                      March 31,      March 31,
                                                        2000           1999
                                                     ------------   ------------
        Assets
        ------
            Total assets for reportable segments     $13,697,000    $18,993,000
            Other assets                               1,844,000      2,584,000
                                                     ------------   ------------
        Total consolidated assets                    $15,541,000    $21,577,000
                                                     ============   ============

(9)  SUBSEQUENT EVENT

         On April 17, 2000, the Company finalized its acquisition of Belix Company, Ltd. ("Belix"), including its two subsidiaries. The Company purchased the capital stock of Belix for $790,000 cash, assumption of debt of Belix of $575,000 and an earn-out for the former stockholders based on future sales. Belix is located in England, U. K. and is in the business of manufacturing power supplies for various applications. It will be integrated into the Company's existing power supply producer, XCEL Power Systems, Ltd. A charge for severance and other consolidation costs will likely be incurred in the second quarter. Belix's tangible assets consist primarily of accounts receivable, inventories and fixed assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with our consolidated condensed financial statements and notes to financial statements included elsewhere in this report. This report and our consolidated condensed financial statements and notes to financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

         -- the projected growth in the telecommunications and electronic components markets;
         -- our business strategy for expanding our presence in these markets; -- anticipated trends in our financial condition and results of operations; and
         -- our ability to distinguish ourselves from our current and future competitors.

         We do not undertake to update, revise or correct any forward-looking statements.

         The information contained in this report is not a complete description of our business or the risks associated with an investment in our common stock. Before deciding to buy or maintain a position in our common stock, you should carefully review and consider the various disclosures we made in this report, and in our other materials filed with the Securities and Exchange Commission that discuss our business in greater detail and that disclose various risks, uncertainties and other factors that may affect our business, results of operations or financial condition.

         Any of the factors described above or in the "Risk Factors" section below could cause our financial results, including our net income (loss) or growth in net income (loss) to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

OVERVIEW

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

         In September 2000, we acquired the assets and business operations of T-Com, a telecommunications test instruments manufacturer located in Sunnyvale, California. T-Com produced central office equipment, which is equipment that is typically employed in switching centers and network operating centers.

         In October 2000, we decided to discontinue our circuits segment. On November 28, 2000, we sold XCEL Etch Tek, which was our only remaining material circuit board business and was a division of our wholly-owned subsidiary, XIT Corporation. We intend to retain our Monrovia, California circuit board manufacturing facility as a captive supplier of circuit boards to XIT Corporation's Digitran Division.

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

         Our sales are primarily in North America, Europe and Asia. Although a majority of our sales in 2000 were to customers in the telecommunications industry, we also have significant sales to industrial, aerospace and military customers.

         Revenues are recorded when products are shipped if shipped FOB shipping point or when received by the customer if shipped FOB destination.

         Although our operations as of the date of filing of this report are organized into two business segments, the financial statements and the discussions relating to the financial statements contained in this report reflect our previous organization into three segments because the discontinuation of our circuits segment did not occur until October 2000.

RESULTS OF OPERATIONS

NET SALES

         Consolidated net sales for the first quarter of 2000 decreased by approximately $1,024,000, or 13.6%, as compared with the same period in the prior year. This decrease in sales primarily comprised:

         -- the sale of our HyComp, Inc. subsidiary; and -- a reduction in the sales of our U. K. based component business.

         The table below sets forth the composition of consolidated net sales by business segment, separately identifying the operations of HyComp for the three months ended March 31, 2000 and 1999:

                                             March 31,     March 31,              Variance
                                               2000          1999            Increase/(Decrease)
                                             --------      --------          -------------------
                                                    (dollars in thousands)
                                                    ----------------------
Segment
- -------
Instrumentation and Test Equipment           $ 3,553       $ 3,708           $  (155)        (4.2)%
Components                                     2,264         2,918              (654)       (22.4)%
Circuits                                         669           428               241         56.3%
HyComp (sold 3/31/99)                             --           456              (456)      (100.0)%
                                             --------      --------          --------
Total Sales                                  $ 6,486       $ 7,510           $(1,024)       (13.6)%
                                             ========      ========          ========

         Instrumentation and Test Equipment sales were down slightly by 4.2% in the first quarter of 2000 as compared to the first quarter of 1999. Management believes this decrease was partially due to reduced orders of test equipment by
U. S. telecom customers in late 1999 due to Y2K concerns, which was a one-time non-recurring event. Orders for test equipment have since improved beyond expectation. The reduction in test equipment sales was offset by improved sales of transmission products. The increase in U. S. transmission sales was the result of major product qualification efforts in the latter half of 1999, which efforts had been underway for almost a year with Pacific Bell and GTE. Sales of transmission and modem equipment from our facility in France in the current quarter were slightly below the first quarter of 1999 due to lower than usual sales in January. This was expected because the sales for this facility in December 1999 were unusually high, which had the effect of shifting sales that would otherwise have normally been shipped in January into December.

         Components sales declined 22.4% to $2,264,000 in the first quarter of 2000 from $2,918,000 in the first quarter of 1999. The U. S. Components operation incurred a 9% sales decrease in the current quarter as compared to the first quarter of 1999 due to a decrease in switch sales. The majority of the sales decline in this segment is due to a short-term delay in the release of production for some contracts at our U. K. facility for power supplies. This resulted in a 28.5% sales decrease in the first quarter of 2000 from the first quarter of 1999 for the U. K. facility.

         Excluding the effect of HyComp, Inc., which was sold March 31, 1999, sales for the Circuits sector increased 56.3% to $669,000 in the current quarter from $428,000 in the first quarter of 1999. The increase in sales was the result of a successful effort to replace the Circuits segment's sales to our own facilities with sales to unrelated third parties at higher prices. Unit sales were up 4% in the first quarter of 2000 from the comparable prior year period.

GROSS PROFIT

         The composition of consolidated gross profit by business segment and the percentages of related net sales are as follows for the three months ended March 31, 2000 and 1999:

                                                March 31,                 March 31,
                                                  2000                      1999
                                                --------                  --------
                                                           (dollars in thousands)
Segment
- -------
Instrumentation and Test Equip            $ 1,351         38.0%      $ 1,452        39.2%
Components                                    947         41.8%        1,083        37.1%
Circuits                                       75         11.2%          (68)      (15.8)%
HyComp (sold 3/31/99)                          --           --           139        30.5%
                                          --------                   --------
Total Gross Profit                        $ 2,373         36.6%      $ 2,606        34.7%
                                          ========                   ========

         Gross profit for the Instrumentation and Test Equipment segment declined slightly in the current quarter as compared to the prior year period. The U. S. facility reduced its manufacturing costs considerably and with a slightly reduced sales level was able to increase its gross margin to 39% of sales in the first quarter of 2000 as compared to 32.8% of sales in the first quarter of 1999 due to reducing headcount, subletting part of its facility and reorganizing. This improvement in margin was more than offset with a reduction in margin at the French facility to 37% of sales in the current period from 42.9% of sales in the prior year period. The French facility's margin was reduced because of the lower exchange rate of the Euro and French Franc to the
U. S. dollar, causing their importation of manufacturing components and resale items from the U. S. to be more costly in their local currency and thereby reducing the margins.

         Overall, the Components segment was able to increase its gross profit margin to 41.8% of sales in the current quarter from 37.1% of sales in the first quarter of last year even though sales declined for this segment by 22.4% for the same comparison periods. Although the gross margin increased as a percentage of sales, the gross margin declined to $947,000 in the first quarter of 2000 from $1,083,000 in the first quarter of 1999. The U. S. facility has produced a substantial increase in its margin performance for the current period by increasing its gross margin percentage of sales to 57.3% in the current quarter from 43% in the comparable prior year quarter. This improvement was accomplished by support personnel reductions and moving from the Ontario, California facility to the smaller and more efficient Rancho Cucamonga, California facility. The improvement of the gross margin in the U. S. facility was offset by the reduction in gross margin in the U. K. facility in actual dollars and percentage terms because of the reduction in volume causing less absorption of overhead due to the temporary delay in the placement of production releases for previously awarded contracts.

         Excluding the effect of HyComp, Inc., which was sold March 31, 1999, the gross margin for the Circuits segment improved to $75,000, or 11.2% of sales in the first quarter of 2000, from a negative $68,000, or a negative 15.8% of sales in the first quarter of 1999. This improvement was accomplished by reducing personnel and making sales of higher priced units as well as a slight increase in unit volume.

OPERATING EXPENSES

         Operating expenses for the three months ended March 31, 2000 and 1999 comprised the following:

                                                           March 31,   March 31,
                                                              2000        1999
                                                            -------     -------

        Commissions                                         $  205      $  250
        Other selling expense                                  745         937
                                                            -------     -------
        Total selling expense                                  950       1,187
        General & administrative expense                     1,300       2,529
                                                            -------     -------
        Total selling, general & administrative expense     $2,250      $3,716
                                                            =======     =======
        Engineering & product development expense           $  243      $  558
                                                            =======     =======

         Total selling expense as a percentage of net sales decreased to 14.6% from 15.8% for the three months ended March 31, 2000 and 1999, respectively, primarily due to cost reductions at CXR Telcom in Fremont, California. Commissions as a percentage of net sales remained relatively stable at 3.2 % in the first quarter of 2000 and 3.3% in the first quarter of 1999.

         General and administrative expenses ("G&A") declined to $1,300,000 or 20.0% of net sales in the current quarter from $2,529,000 or 33.7% of net sales in the first quarter of 1999. After adjusting for $715,000 of non-recurring charges in the first quarter of 1999, G&A expenses have been reduced by $514,000 or 28.3% in the current quarter from the prior year quarter. We reduced G&A expenses dramatically by transferring the administrative functions of CXR Telcom to our corporate headquarters in May 1999 and did so with a reduced corporate staff. Additional savings in G&A were achieved through closely monitoring and reducing such expenses at the divisional level and the corporate level.

         Engineering and product development costs were incurred by the Instrumentation and Test Equipment segment in the first quarters of 2000 and 1999. In the first quarter of 1999, $32,000 of such expenses were recorded in the Circuits segment by our HyComp, Inc. subsidiary that was sold March 31, 1999. Engineering and product development costs were $243,000 or 3.7% of net sales in the current quarter, which is a $315,000 reduction from the $558,000 or 7.4% of net sales recorded for the first quarter of 1999. The reduction is primarily due to the elimination of the CXR Telcom engineering effort in Fremont, California and the consolidation of such engineering efforts in the St. Charles, Illinois facility. This reorganization has reduced costs and improved the efficiency of the product development process. The engineering and product development costs will focus on the Instrumentation and Test Equipment segment and will focus on bringing new products to the market in order to improve our competitive position in this segment.

OTHER INCOME AND EXPENSE

         In January 2000, we sold all of our interest in Digital Transmission Systems, Inc. ("DTS") to Wi-LAN, Inc. of Alberta, Canada in exchange for $520,000 and 28,340 shares of Wi-LAN, Inc. common stock, which is traded on the Toronto, Ontario Stock Exchange. The market value of the acquired common stock of Wi-LAN, Inc. was approximately $720,000 on the date of the transaction. Our decision to sell the DTS stock was due to (1) the investment in DTS not providing expected benefits and (2) our need to increase liquidity and working capital.

         In the first quarter of 1999, we recorded $536,000 of equity in earnings for DTS and $331,000 gain on the sale of HyComp. No expenses or income related to either DTS or HyComp were incurred in the first quarter of 2000 and none are expected to be incurred in the future. Interest expense was reduced to $96,000 in the current period from $119,000 in the prior year due to lower average loan balances. Income taxes are not material due to U. S. loss carryforwards.

SUBSEQUENT EVENT

         On April 17, 2000, we finalized our acquisition of Belix Company, Ltd. ("Belix"), including its two subsidiaries. We purchased the capital stock of Belix for $790,000 cash, assumption of debt of Belix of $575,000 and an earn-out for the former stockholders based on future sales. Belix is located in England,
U. K. and is in the business of manufacturing power supplies for various applications. It will be integrated into our existing power supply producer, XCEL Power Systems, Ltd. Belix's tangible assets consist primarily of accounts receivable, inventories and fixed assets. A charge for severance and other consolidation costs will likely be recorded in the second quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Cash of $36,000 was generated from operations during the first quarter of 2000 as compared to a cash usage from operations of $151,000 in the first quarter of 1999. The primary source of cash from operations was the collection of receivables, which reduced the balance of receivables to $5,544,000 as of March 31, 2000 as compared to $6,519,000 as of December 31, 1999. The primary usage of cash from operations was the reduction in accounts payable by $647,000 in the first quarter of 2000. We generated net cash of $154,000 for the first quarter of 2000 as compared to a net cash usage of $210,000 in the first quarter of prior year. We received $520,000 cash from the sale of our DTS stock, which was primarily used to pay down debt. Cash used to reduce debt was $282,000 in the first quarter of 2000.

         On January 7, 2000, we sold all of our interest in the common stock of DTS to Wi-LAN, Inc. As consideration, we received $520,000 in cash and 28,340 shares of Wi-LAN common stock valued at approximately $720,000 at the time of the transaction. We used the cash to pay down debt. In conjunction with the transaction, our lender, Congress Financial Corporation ("Congress"), agreed to waive defaults of the loan agreement relating to a $350,000 overdraft we were required to pay down by September 22, 1999 and eliminated the requirement of a $350,000 target reserve. The target reserve was a funding requirement to pay down the principal of the term loan by $350,000 in addition to the regular monthly principal payments secured by the Wi-LAN stock.

         Due to rules of the Toronto Stock Exchange, where Wi-LAN, Inc. stock trades, we were prohibited from selling our interest in the Wi-LAN, Inc. stock for six months after acquisition because the stock was acquired in a transaction related to the sale or purchase of a company. However, our lender did increase our borrowing availability by $400,000 on February 29, 2000 by providing an authorized overdraft.

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

LEGAL PROCEEDINGS

         There are no material legal proceedings pending against us (see Note 5 to the Consolidated Condensed Financial Statements included elsewhere in this report).

YEAR 2000

         To date, we have experienced no material effects related to computer operations and the arrival of the year 2000. Management does not expect any disruptions due to the year 2000 as management believes all its current systems are year 2000 compliant.

EFFECTS OF INFLATION

         The impact of inflation and changing prices has not been significant on the financial condition or results of operations of either us or our various operating subsidiaries.

EURO CONVERSION

         We have operating subsidiaries located in France and the U.K. with combined net sales from these operations approximating 48% of our total net sales for the first quarter of 2000. Net sales from the French subsidiary participating in the Euro conversion were 34% of our net sales for the first quarter of 2000. We continue to review the impact of the Euro conversion on our operations.

         In 1998, our European operations took steps to ensure their capability of entering into Euro transactions as of January 1, 1999. No material changes to information technology and other systems were necessary to accommodate these transactions because such systems previously had the capability to utilize multiple currencies.

         While it is difficult to assess the competitive impact of the Euro conversion on our European operations, at this time, we do not foresee any material impediments to our ability to compete for orders from customers requesting pricing using the new exchange rate. Since we have no significant direct sales between our U.S. operations and Europe, exchange rate risk is regarded as nominal.

RISK FACTORS

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT WHICH MAY CONTINUE IN THE FUTURE AND WHICH MAY ADVERSELY IMPACT OUR BUSINESS AND OUR STOCKHOLDERS.

         We incurred significant net operating losses in each of the years ended December 31, 1999 and 1998 and incurred a net operating profit in the year ended December 31, 2000. We realized a net loss of approximately $4.6 million for the twelve months ended December 31, 1999, as compared to incurring a net loss of approximately $1.2 million for the twelve months ended December 31, 1998. For the twelve months ended December 31, 2000, we recorded net income of $1.0 million. Our accumulated deficit and accumulated other comprehensive loss through December 31, 2000 were approximately $18.8 million and $.7 million, respectively, and as of that date we had a total stockholders' equity of approximately $5.8 million. Although we recently reported profitable operations, there is no assurance that we will continue to maintain profitable operations in the future. If we are unable to do so, there may be a material adverse effect on our cash flows, which could cause us to violate covenants under our credit facility and could impede our ability to raise capital through debt or equity financing to the extent we may need it for our continued operations or for planned expansion. Consequently, future losses may have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

FINANCIAL STATEMENTS OF OUR FOREIGN SUBSIDIARIES ARE PREPARED USING THE RELEVANT FOREIGN CURRENCY THAT MUST BE CONVERTED INTO UNITED STATES DOLLARS FOR INCLUSION IN OUR CONSOLIDATED FINANCIAL STATEMENTS. AS A RESULT, EXCHANGE RATE FLUCTUATIONS MAY ADVERSELY IMPACT OUR REPORTED RESULTS OF OPERATIONS.

         We have established and acquired international subsidiaries that prepare their balance sheets in the relevant foreign currency. In order to be included in our consolidated financial statements, these balance sheets are converted, at the then current exchange rate, into United States dollars, and the statements of operations are converted using weighted average exchange rates for the applicable period. Accordingly, fluctuations of the foreign currencies relative to the United States dollar could have an effect on our consolidated financial statements. Our exposure to fluctuations in currency exchange rates has increased as a result of the growth of our international subsidiaries. Sales of our products and services to customers located outside of the United States accounted for approximately 52.8% of our net sales for the year ended December 31, 2000. We currently anticipate that foreign sales will account for a similar proportion of our net sales for the year ended December 31, 2001. However, because historically the majority of our currency exposure has related to financial statement translation rather than to particular transactions, we do not intend to enter into, nor have we historically entered into, forward currency contracts or hedging arrangements in an effort to mitigate our currency exposure.

MANY OF OUR COMPETITORS HAVE GREATER RESOURCES THAN US. IN ORDER TO COMPETE SUCCESSFULLY, WE MUST KEEP PACE WITH OUR COMPETITORS IN ANTICIPATING AND RESPONDING TO THE RAPID CHANGES INVOLVING THE ELECTRONIC COMPONENTS AND TELECOMMUNICATIONS INDUSTRIES.

         Our future success will depend upon our ability to enhance our current products and services and to develop and introduce new products and services that keep pace with technological developments, respond to the growth in the telecommunications and electronic components markets in which we compete, encompass evolving customer requirements, provide a broad range of products and achieve market acceptance of our products. Many of our existing and potential competitors have larger technical staffs, more established and larger marketing and sales organizations and significantly greater financial resources than we do. Our lack of resources relative to our competitors may cause us to fail to anticipate or respond adequately to technological developments and customer requirements or to experience significant delays in developing or introducing new products and services. These failures or delays could cause us to reduce our competitiveness, revenues, profit margins or market share.

OUR LACK OF LONG-TERM PURCHASE ORDERS OR COMMITMENTS MAY ADVERSELY AFFECT OUR BUSINESS IF DEMAND IS REDUCED.

         During the year ended December 31, 2000, the sale of telecommunications equipment and related services accounted for approximately 56% of our total sales and the sale of electronic components accounted for approximately 44% of our total sales. In many cases we have long-term contracts with our telecommunications and electronic components customers that cover the general terms and conditions of our relationships with them but that do not include long-term purchase orders or commitments. Rather, our customers issue purchase orders requesting the quantities of telecommunications equipment they desire to purchase from us, and if we are able and willing to fill those orders, then we fill them under the terms of the contracts. Accordingly, we cannot rely on long-term purchase orders or commitments to protect us from the negative financial effects of a reduced demand for our products that could result from a general economic downturn, from changes in the telecommunications and electronic components industries, including the entry of new competitors into the market, from the introduction by others of new or improved technology, from an unanticipated shift in the needs of our customers, or from other causes.

OUR BUSINESS COULD SUFFER IF WE ARE UNABLE TO OBTAIN COMPONENTS OF OUR PRODUCTS FROM OUTSIDE SUPPLIERS.

         The major components of our products include circuit boards, microprocessors, chipsets and memory components. Most of these components are available from multiple sources. However, we currently obtain some components used in our products from single or limited sources. Some modem chipsets used in our data communications products have been in short supply and are frequently on allocation by semiconductor manufacturers. We have, from time to time, experienced difficulty in obtaining some components. We do not have guaranteed supply arrangements with any of our suppliers, and there can be no assurance that our suppliers will continue to meet our requirements. If our existing suppliers are unable to meet our requirements, we could be required to alter product designs to use alternative components or, if alterations are not feasible, we could be required to eliminate products from our product line.

         Shortages of components could not only limit our product line and production capacity but also could result in higher costs due to the higher costs of components in short supply or the need to use higher cost substitute components. Significant increases in the prices of components could have a material adverse effect on our results of operations because our products compete on price, and therefore we may not be able to adjust product pricing to reflect the increases in component costs. Also, an extended interruption in the supply of components or a reduction in their quality or reliability would have a material adverse effect on our financial condition and results of operations by impairing our ability to timely deliver quality products to our customers. Delays in deliveries due to shortages of components or other factors may result in cancellation by our customers of all or part of their orders. Although customers who purchase from us products, such as many of our digital switches, that are not readily available from other sources would be less likely than other customers of ours to cancel their orders due to production delays, we cannot assure you that cancellations will not occur.

IF WE ARE UNABLE TO SUCCESSFULLY IDENTIFY OR COMPLETE STRATEGIC ACQUISITIONS, OUR LONG-TERM COMPETITIVE POSITIONING MAY SUFFER.

         Our business strategy includes growth through acquisitions that we believe will improve our competitive capabilities or provide additional market penetration or business opportunities in areas that are consistent with our business plan. Identifying and pursuing strategic acquisition opportunities and integrating acquired products and businesses requires a significant amount of management time and skill. Acquisitions may also require us to expend a substantial amount of cash or other resources, not only as a result of the direct expenses involved in the acquisition transaction but also as a result of ongoing research and development activities that may be required to maintain or enhance the long-term competitiveness of acquired products, particularly those products marketed to the rapidly evolving telecommunications industry. If we are unable to complete strategic acquisitions due to our inability to identify appropriate targets or to manage the difficulties or costs involved in the acquisitions, our long-term competitive positioning could suffer.

WE RELY HEAVILY ON OUR MANAGEMENT, AND THE LOSS OF THEIR SERVICES COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

         Our success is highly dependent upon the continued services of key members of our management, including our Chairman of the Board, President and Chief Executive Officer, Carmine T. Oliva, and our Executive Vice President, Graham Jefferies. Mr. Oliva co-founded XIT Corporation and has developed personal contacts and other skills that we rely upon in connection with our financing, acquisition and general business strategies. Mr. Jefferies is a long-time employee of MicroTel who we have relied upon in connection with our United Kingdom acquisitions and who fulfills significant operational responsibilities in connection with our foreign operations. Consequently, the loss of Mr. Oliva, Mr. Jefferies or one or more other key members of management could have a material adverse effect on us. Although we have entered into employment agreements with several key employees, we have not entered into any employment agreement with any of our executive officers other than with Mr. Oliva and Mr. Jefferies. We maintain key-man life insurance on Mr. Oliva and Mr. Jefferies. However, we cannot assure you that we will be able to maintain this insurance in effect or that the coverage will be sufficient to compensate us for the loss of the services of Mr. Oliva or Mr. Jefferies.

THE UNPREDICTABILITY OF OUR QUARTERLY OPERATING RESULTS MAY CAUSE THE PRICE OF OUR COMMON STOCK TO FLUCTUATE OR DECLINE.

         Our quarterly operating results have varied significantly in the past and will likely continue to do so in the future due to a variety of factors, many of which are beyond our control. Fluctuations in our operating results may result from a variety of factors.

         For example, changes affecting the telecommunications industry, including consolidations and restructuring of United States and foreign telephone companies, can cause our sales to decrease or increase. Our sales may increase if we obtain new customers as a result of the consolidations or restructurings. However, our sales may decrease, either temporarily to the extent we have difficulty collecting monies due from our customers who are in the process of reorganizing, or permanently to the extent our customers are acquired by or combined with companies that are and choose to remain customers of our competitors.

         In addition, the cyclical nature of the telecommunications business due to the budgetary cycle of the regional Bell operating companies, or RBOCs, has had and will continue to have for the foreseeable future a significant impact on our quarterly operating results. RBOCs generally obtain approval for their annual budgets during the first quarter of each calendar year. If an RBOC's annual budget is not approved early in the calendar year or is insufficient to cover its desired purchases for the entire calendar year, we are unable to sell products to the RBOC during the period of the delay or shortfall.

         Due to these factors and other factors, including changes in general economic conditions, we believe that period-to-period comparisons of our operating results will not necessarily be meaningful in predicting future performance. If our operating results do not meet the expectations of investors, our stock price may fluctuate or decline.

BECAUSE WE BELIEVE THAT PROPRIETARY RIGHTS ARE MATERIAL TO OUR SUCCESS, MISAPPROPRIATION OF THESE RIGHTS COULD ADVERSELY IMPACT OUR FINANCIAL CONDITION.

         Our future success will be highly dependent on proprietary technology, particularly in our telecommunications business. However, we do not hold any patents and we currently rely on a combination of contractual rights, copyrights, trademarks and trade secrets to protect our proprietary rights. Our management believes that because of the rapid pace of technological change in the industries in which we operate, the legal intellectual property protection for our products is a less significant factor in our success than the knowledge, abilities and experience of our employees, the frequency of our product enhancements, the effectiveness of our marketing activities and the timeliness and quality of our support services. Consequently, we rely to a great extent on trade secret protection for much of our technology. However, there can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors or customers will not independently develop comparable or superior technologies or obtain unauthorized access to our proprietary technology. Our financial condition would be adversely impacted if we were to lose our competitive position due to our inability to adequately protect our proprietary rights as our technology evolves.

IF WE FAIL TO COMPLY WITH ENVIRONMENTAL REGULATIONS, WE COULD FACE SIGNIFICANT LIABILITIES.

         We are subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used in our circuit board manufacturing processes. Any failure to comply with present and future regulations could subject us to future liabilities or the suspension of production. These regulations could also require us to acquire costly equipment or to incur other significant expenses to comply with environmental regulations. We may also from time to time be subject to lawsuits with respect to environmental matters. The extent of our liability under any suit is not determinable and may have a material adverse effect on us.

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

THE LIMITATION ON OUR USE OF NET OPERATING LOSS CARRYFORWARDS MAY NEGATIVELY IMPACT OUR RESULTS OF OPERATIONS AND CASH FLOWS.

         We have substantial net operating loss, or NOL, carryforwards for federal and state tax purposes. Because of our ownership changes resulting from a merger in 1997, our use of these NOL carryforwards to offset future taxable income will be limited. To the extent we are unable to fully use these NOL carryforwards to offset future taxable income, we will be subject to income taxes on future taxable income, which will negatively impact our results of operations and cash flows.

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

BECAUSE WE ARE SUBJECT TO THE "PENNY STOCK" RULES, THE LEVEL OF TRADING ACTIVITY IN OUR STOCK MAY BE REDUCED.

         Broker-dealer practices in connection with transactions in "penny stocks" are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks, like shares of our common stock, generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges or quoted on Nasdaq). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell these securities to persons other than established customers and "accredited investors" must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

WE MAY NEED ADDITIONAL CAPITAL IN THE FUTURE AND ADEQUATE FINANCING MAY NOT BE AVAILABLE.

         Our future capital requirements will depend upon many factors, including the magnitude of our sales and marketing efforts, the development of new products and services, possible future strategic acquisitions, the progress of our research and development efforts and the status of competitive products and services. We believe that current and future available capital resources will be adequate to fund our operations for the foreseeable future. However, to the extent we are in need of any additional financing, there can be no assurance that any additional financing will be available to us on acceptable terms, or at all. If we raise additional funds by issuing equity securities, further dilution to the existing stockholders may result. If adequate funds are not available, we may be required to delay, scale back or eliminate portions of our operations and product development and marketing efforts or to obtain funds through arrangements with partners or others that may require us to relinquish rights to some of our technologies or potential products, services or other assets. Accordingly, the inability to obtain financing could result in a significant loss of ownership and/or control of our proprietary technology and other important assets and could also adversely affect our ability to fund our continued operations and our product development and marketing efforts that historically have contributed significantly to our competitiveness.

SHARES OF OUR COMMON STOCK ELIGIBLE FOR PUBLIC SALE AFTER THE DATE OF THIS REPORT COULD ADVERSELY AFFECT OUR STOCK PRICE AND MAKE IT DIFFICULT FOR US TO RAISE ADDITIONAL CAPITAL THROUGH SALES OF EQUITY SECURITIES.

         As of March 23, 2001, we had outstanding approximately 20.6 million shares of common stock and options, warrants and preferred stock that were exercisable for or convertible into approximately 6.5 million shares of common stock. Many of the shares of common stock underlying outstanding warrants, options or shares of preferred stock are or may in the future be registered or otherwise become eligible for resale in the public market. Sales of a substantial number of shares of our common stock in the public market, or the perception that sales could occur, could adversely affect the market price for our common stock. Any adverse effect on the market price for our common stock could make it difficult for us to sell equity securities at a time and at a price that we deem appropriate.

BECAUSE OUR STOCK IS NOT LISTED ON A NATIONAL SECURITIES EXCHANGE, YOU MAY FIND IT DIFFICULT TO DISPOSE OF OR OBTAIN QUOTATIONS FOR OUR COMMON STOCK.

         Until May 12, 1999, our common stock was quoted on the Nasdaq SmallCap Market. We were unable to maintain the minimum bid price of $1.00 per share and our stock was delisted from that market. Since May 13, 1999, our common stock has been traded under the symbol "MCTL" on the NASD's OTC Bulletin Board. Because our stock trades on the OTC Bulletin Board rather than on a national securities exchange, you may find it difficult to either dispose of, or to obtain quotations as to the price of, our common stock.

OUR PREFERRED STOCK MAY DELAY OR PREVENT A TAKEOVER OF MICROTEL, POSSIBLY PREVENTING YOU FROM OBTAINING HIGHER STOCK PRICES FOR YOUR SHARES.

         Our board of directors has the authority to issue up to 10,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights of those shares, without any further vote or action by our stockholders. Of these shares, 200 have been designated as Series A Preferred, of which 25 are currently outstanding. In addition, 150,000 shares have been designated as Series B Preferred Stock, all of which are currently outstanding. The rights of the holders of our common stock are subject to the rights of the holders of our currently outstanding preferred stock and will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that we may issue in the future. The issuance of preferred stock, while providing desired flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, which would delay, defer or prevent a change in control of MicroTel. Furthermore, preferred stock may have other rights, including economic rights senior to the common stock, and, as a result, the issuance of preferred stock could adversely affect the market value of our common stock.

THE ANTI-TAKEOVER EFFECTS OF DELAWARE LAW COULD ADVERSELY AFFECT THE PERFORMANCE OF OUR STOCK.

         Section 203 of the General Corporation Law of Delaware prohibits us from engaging in business combinations with interested stockholders, as defined by statute. These provisions may have the effect of delaying or preventing a change in control of MicroTel without action by our stockholders, even if a change in control would be beneficial to our stockholders. Consequently, these provisions could adversely affect the price of our common stock.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         Recent Sales of Unregistered Securities
         ---------------------------------------

         Between February and April 2000, we made an offer to all 32 holders of warrants to purchase shares of common stock at exercise prices of $1.00 or more pursuant to which these holders could elect to surrender their outstanding warrants with exercise prices of $1.00 or more in exchange for the issuance to them of warrants to purchase a number of shares equal to one-half of the number of shares underlying the surrendered warrants at an exercise price of one-half of the exercise price of the surrendered warrants. A total of 2,769,201 warrants with exercise prices ranging from $1.21 to $3.79 were surrendered in exchange for 1,384,602 warrants with exercise prices ranging from $0.605 to $1.895. The majority of warrants exchanged were held by persons or entities who were not employees or directors of MicroTel or its subsidiaries.

         In March 2000, we issued 306,148 shares of common stock to one entity in connection with the cashless exercise of a warrant to purchase up to 500,000 shares of common stock at an exercise price of $0.69 per share, which warrant had been issued in connection with settlement of litigation.

         In March 2000, we issued an aggregate of 35,000 shares of common stock to three employees upon exercise of warrants at an exercise price of $0.20 per share.

         The issuances of our securities in the above-referenced transactions were effected in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, on the basis that such transactions did not involve any public offering and the purchasers were sophisticated with access to the kind of information registration would provide.

         Dividends
         ---------

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

         None.

ITEM 5. OTHER INFORMATION.

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits
              --------

              27.1 Financial Data Schedule*
- ---------
* Filed as an exhibit to the initial filing of this Form 10-Q on May 15, 2000.

         (b)  Reports on Form 8-K
              -------------------

                  None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 MICROTEL INTERNATIONAL, INC.


Dated: April 2, 2001             By: /S/ CARMINE T. OLIVA
                                    -----------------------------------------
                                    Carmine T. Oliva, Chairman of the Board,
                                    Chief Executive Officer (principal executive
                                    officer) and President


                                 By: /S/ RANDOLPH D. FOOTE
                                    -------------------------------------
                                    Randolph D. Foote, Chief Financial Officer
                                    (principal financial and accounting officer)