Form 10-Q/A
period 2000-06-30
MICROTEL INTERNATIONAL INC
filed 2001-04-02
CIK 854852

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

         Consolidated Condensed Balance Sheets
          as of June 30, 2000 (unaudited) and
          December 31, 1999...............................................F-1

         Consolidated Condensed Statements of
          Operations and Comprehensive Income
          for the three and six months ended
          June 30, 2000 and l999 (unaudited)..............................F-2

         Consolidated Condensed Statements of
          Cash Flows for the six months ended
          June 30, 2000 and l999 (unaudited)..............................F-3

         Notes to Consolidated Condensed Financial
          Statements (unaudited)..........................................F-4


ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.................................3

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK........................................................19

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS..................................................19

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS..........................19

ITEM 3. DEFAULTS UPON SENIOR SECURITIES....................................20

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................20

ITEM 5. OTHER INFORMATION..................................................20

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...................................20

SIGNATURES.................................................................21

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                     June 30,
                                                       2000         Dec. 31,
                                                    (Restated)        1999
ASSETS                                               ---------      ---------

  Cash and cash equivalents                          $    391       $    481
  Short-term investments                                  799             --
  Accounts receivable, net                              6,256          6,519
  Inventories                                           4,941          4,181
  Other current assets                                  1,274            578
                                                     ---------      ---------
      Total current assets                             13,661         11,759
Property, plant and equipment-net                       1,378          1,393
Goodwill, net                                           2,544          1,507
Investment in unconsolidated affiliates                    --          1,240
Other assets                                              492            722
                                                     ---------      ---------
                                                     $ 18,075       $ 16,621
                                                     =========      =========
LIABILITIES, REDEEMABLE PREFERRED STOCK
 AND STOCKHOLDERS' EQUITY
Notes payable                                        $  3,125       $  2,107
Current portion of long-term debt                       1,438          1,422
Accounts payable                                        5,263          4,771
Accrued expenses                                        2,867          2,985
                                                     ---------      ---------
      Total current liabilities                        12,693         11,285
Long-term debt, less current portion                      219            165
Other liabilities                                         652            782
                                                     ---------      ---------
      Total liabilities                                13,564         12,232
Convertible redeemable preferred stock,
 $10,000 unit value. Authorized 200
 shares; issued and outstanding 25
 shares and 59.5 shares (aggregate
 liquidation preference of $250 and
 $595, respectively)
                                                          253            588
Stockholders' equity:
  Preferred stock, $0.01 par value
   Authorized 10,000,000 shares; 0
   shares issued and outstanding                           --             --
  Common stock, $.0033 par value
   Authorized 25,000,000 shares;
   issued and outstanding 20,509,000
   and 16,812,000 shares                                   68             60
  Additional paid-in capital                           24,282         23,726
  Accumulated deficit                                 (19,726)       (19,759)
  Accumulated comprehensive loss                         (366)          (226)
                                                     ---------      ---------
Total stockholders' equity                              4,258          3,801
                                                     ---------      ---------
                                                     $ 18,075       $ 16,621
                                                     =========      =========
     See accompanying notes to consolidated condensed financial statements.


                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                                                            Three months ended      Six months ended
                                                                 June 30,               June 30,
                                                            2000        1999
                                                         (Restated)  (Restated)    2000        1999
                                                         ---------   ---------   ---------   ---------
                                                            (in thousands, except per share amounts)
Net sales                                                $  7,512    $  6,801    $ 13,998    $ 14,311
Cost of sales                                               4,698       4,411       8,811       9,315
                                                         ---------   ---------   ---------   ---------
Gross profit                                                2,814       2,390       5,187       4,996

Operating expenses:
       Selling, general and administrative                  2,362       2,876       4,612       6,592
       Engineering and product development                    253         477         496       1,035
                                                         ---------   ---------   ---------   ---------

Income (loss) from operations                                 199        (963)         79      (2,631)

Other income (expense)
       Interest expense                                       (99)        (83)       (195)       (202)
       Gain on sale of subsidiary                              --          --          --         331
       Equity in earnings of unconsolidated affiliates         --         191          --         727
       Other                                                  110         (54)        205        (101)
                                                         ---------   ---------   ---------   ---------

Income (loss) before income taxes                             210        (909)         89      (1,876)

Income tax expense                                              4           5          10          13
                                                         ---------   ---------   ---------   ---------

Net income (loss)                                             206        (914)         79      (1,889)

Other comprehensive gain (loss)
  Changes in unrealized gain on marketable securities        (383)         --          78          --
  Foreign currency translation adjustment                     (53)       (161)       (218)       (424)
                                                         ---------   ---------   ---------   ---------

Total comprehensive loss                                 $   (230)   $ (1,075)   $    (61)   $ (2,313)
                                                         =========   =========   =========   =========

Basic earnings (loss) per share                          $  0.010    $ (0.054)   $  0.002    $ (0.123)
                                                         =========   =========   =========   =========
Diluted earnings (loss) per share                        $  0.009    $ (0.054)   $  0.002    $ (0.123)
                                                         =========   =========   =========   =========

             See accompanying notes to consolidated condensed financial statements.

                                               F-2


                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                               Six months ended June 30,
                                                                   2000
                                                                (Restated)    1999
                                                                 --------   --------
                                                                   (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                             $    79    $(1,889)
   Adjustments to reconcile net income (loss)
    to cash provided by (used in) operating
    activities:
     Depreciation and amortization                                   206        240
     Amortization of intangibles                                     130        173
     Gain on the sale of fixed assets                                (43)        --
     Gain on sale of subsidiary                                       --       (331)
     Equity in earnings of unconsolidated entities                    --       (727)
     Stock and warrants issued as compensation                       110      1,219
     Other noncash items                                             221        463
     Changes in operating assets and liabilities:
       Accounts receivable                                           987      1,576
       Inventories                                                   (19)       626
       Other assets                                                 (185)        59
       Accounts payable and accrued expenses                      (2,245)    (1,081)
                                                                 --------   --------
Cash provided by (used in) operating activities                     (759)       328
                                                                 --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net purchases of property, plant and equipment                    (9)       (52)
    Proceeds from sale of fixed assets                                43         --
    Proceeds from the sale of DTS stock                              520         --
    Proceeds from sale of subsidiary                                  --        750
    Investment in Belix Ltd. companies                              (592)        --
    Cash received from note receivable                                --          9
                                                                 --------   --------
Cash provided by (used in) investing activities                      (38)       707
                                                                 --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds (repayments) of notes payable
    and long term debt                                               852     (1,063)
   Proceeds from exercise of warrants and
    employee stock options                                            73         --
   Proceeds from sale of common stock                                 --          2
                                                                 --------   --------
Cash provided by (used in) financing activities                      925     (1,061)
                                                                 --------   --------

Effect Of Exchange Rate Changes On Cash                             (218)      (424)
                                                                 --------   --------
Net Decrease In Cash And Cash Equivalents                            (90)      (450)
                                                                 --------   --------
Cash And Cash Equivalents At Beginning Of Period                     481        572
                                                                 --------   --------
Cash And Cash Equivalents At End Of Period                       $   391    $   122
                                                                 ========   ========
     See accompanying notes to consolidated condensed financial statements

                                       F-3

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

         The unaudited consolidated condensed financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of June 30, 2000 and the results of operations and cash flows for the related interim periods ended June 30, 2000 and 1999. However, these results are not necessarily indicative of results for any other interim period or for the year. It is suggested that the accompanying consolidated condensed financial statements be read in conjunction with the Company's Consolidated Financial Statements included in its 2000 Annual Report on Form 10-K.

(2) RESTATEMENT OF FINANCIAL STATEMENTS

ACCOUNTING FOR WARRANT EXCHANGE OFFER

         In March 2001, it was determined that the warrant exchange offer described in Note 7 should be accounted for in accordance with APB 25 and FIN 44 or FAS 123, depending on the date of the original grant and whether the warrant was held by an employee or non-employee. See Note 7.

         Accordingly, the accompanying consolidated condensed financial statements as of and for the three and six months ended June 30, 2000, have been restated to reflect a reduction in compensation expense related to the warrant exchange offer of $58,000 and $20,000 for the three and six months ended June 30, 2000, respectively, with a corresponding decrease in additional paid in capital.

                          MICROTEL INTERNATIONAL, INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(2) RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

ACCOUNTING FOR ACQUISITION OF BUSINESS

         In March 2001, it was determined that the earn out provision in the agreement to acquire Belix Company, Ltd. (See Note 6) should be accounted for as contingent consideration in accordance with APB 16.

         Accordingly, the accompanying consolidated condensed financial statements as of and for the three and six months ended June 30, 2000 have been restated to reflect a reduction in goodwill related to the Belix acquisition of $618,000 with a corresponding reduction in current portion of long-term debt and long-term debt, less current portion of $71,000 and $547,000, respectively. In addition, the reduction in goodwill results in a reduction in accumulated amortization and amortization expense of $39,000 for the three and six months ended June 30, 2000.

EFFECT

         The effect of the above changes was to increase net income by $97,000 and $59,000 for the three and six months ended June 30, 2000, respectively. Additional paid in capital decreased by $20,000 to $24,282,000 at June 30, 2000. Goodwill, net of amortization, decreased by $579,000 to $2,544,000 at June 30, 2000. In addition, current portion of long-term debt decreased by $71,000 to $1,438,000 and long-term debt, less current portion, decreased by $547,000 to $219,000.


                          MICROTEL INTERNATIONAL, INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(3) EARNINGS (LOSS) PER SHARE

         The following table illustrates the computation of basic and diluted loss per share (in thousands, except per share amounts):
                                               Three months ended      Six months ended
                                                    June 30,             June 30,
                                              --------------------  --------------------
                                                 2000      1999        2000       1999
                                              ---------  ---------  ---------  ---------
NUMERATOR:
Net income (loss)                             $    206   $   (914)  $     79   $ (1,889)

Less:  accretion of the excess of the
redemption value over the carrying value of
redeemable preferred stock                          23        (11)        46         45
                                              ---------  ---------  ---------  ---------
Income (loss) attributable to common
stockholders                                       183       (903)        33     (1,934)


DENOMINATOR:
Weighted average number of common shares
outstanding during the period                   18,712     16,594     18,443     15,685

Incremental shares from assumed conversions
of warrants, options and preferred stock         2,076         --      2,250         --
                                              ---------  ---------  ---------  ---------

Adjusted weighted average shares                20,788     16,594     20,693     15,685

Basic earnings (loss) per share               $  0.010   $ (0.054)  $  0.002   $ (0.123)
                                              =========  =========  =========  =========
Diluted earnings (loss) per share             $  0.009     (0.054)  $  0.002   $ (0.123)
                                              =========  =========  =========  =========



         The computation of diluted loss per share for the six and three month period ended June 30, 1999 excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants because their effect was antidilutive due to losses incurred by the Company or such instruments had exercise prices greater than the average market price of the common shares during the periods presented.

                          MICROTEL INTERNATIONAL, INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(4) INVENTORIES

         Inventories consist of the following:

                                            June 30, 2000      December 31, 1999
                                          -----------------    -----------------
         Raw materials                    $      1,684,000     $      1,728,000
         Work-in-process                         1,558,000            1,199,000
         Finished goods                          1,699,000            1,254,000
                                         ------------------    -----------------
                                          $      4,941,000     $      4,181,000
                                         ==================    =================

(5) LITIGATION

         The Company and its subsidiaries from time to time become involved in legal proceedings, claims and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist. Therefore, it is possible the outcome of such legal proceedings, claims and litigation could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period. However, based on facts currently available, management believes such matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

(6) ACQUISITION AND DISPOSITION OF BUSINESSES

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

         On April 17, 2000, the Company finalized its acquisition of Belix Company, Ltd. ("Belix"), including its two subsidiaries. The Company purchased the capital stock of Belix for $790,000 cash and an earn-out for the former stockholders based on sales. In addition, the Company has recorded an accrual of approximately $360,000 for certain severance and relocation costs related to Belix. The Company has included accruals in the calculation of the cost of the acquisition. Belix is located in England, U. K. and is in the business of manufacturing power supplies for various applications. It will be integrated into the Company's existing power supply producer, XCEL Power Systems, Ltd.

                          MICROTEL INTERNATIONAL, INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

         The offers and acceptances were finalized by April 24, 2000. Shares represented by warrants were reduced by 1,384,602 shares. Income of $58,000 and expense of $65,000 was recorded during the three and six months ended June 30, 2000, respectively, as compensation expense for the modification of the warrants. Based on the nature and timing of the original grant of the warrants, compensation expense was determined by various methods. For warrants issued to employees and directors, compensation expense was determined by the intrinsic value method and by treating the modified warrants as variable from the date of modification in accordance with APB 25 and FIN 44. For warrants issued to non-employees, compensation expense was determined in accordance with FAS 123 by calculating the difference between the fair value of the new warrant and the old warrant at the date of acceptance, with the exception of warrants initially granted pre-FAS 123, in which case the entire fair value of the new warrant was recorded as compensation expense. The estimated fair values of the old and new warrants was calculated using a Black-Scholes pricing model with the following assumptions: no dividend yield; expected volatility of 93%; a risk-free interest rate of 6.2%; and expected lives ranging from 0.1 to 5 years.

(8) CONVERSION OF PREFERRED STOCK

         During the three months ended June 30, 2000, certain holders of convertible redeemable preferred stock converted 34.5 shares of preferred stock into 1,743,285 shares of common stock. The same holders also exercised warrants to purchase 172,500 shares of common stock for $0.25 per share.

(9) REPORTABLE SEGMENTS

         The Company has three reportable segments: Instrumentation and Test Equipment, Components and Subsystem Assemblies, and Circuits. The Instrumentation and Test Equipment segment operates principally in the U.S. and European markets and designs, manufactures and distributes telecommunications test instruments and voice and data transmission and networking equipment. The Components and Subsystems Assemblies segment operates in the U.S., European and Asian markets and designs, manufactures and markets information technology products, including input and display

                          MICROTEL INTERNATIONAL, INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(9) REPORTABLE SEGMENTS (CONTINUED)

components, subsystem assemblies, and power supplies. The Company has disposed of the majority of its Circuits segment business operations and has only one such operation that is material as of June 30, 2000.

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

         Selected financial data for each of the Company's operating segments is shown below:

                          MICROTEL INTERNATIONAL, INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(9) REPORTABLE SEGMENTS (CONTINUED)


                                       Six months ended     Six months ended
                                        June 30, 2000         June 30, 1999
                                       ----------------      ----------------
SALES TO EXTERNAL CUSTOMERS:
      Instruments                      $     7,193,000       $     7,357,000
      Components                             5,408,000             5,540,000
      Circuits                               1,397,000             1,414,000
                                       ----------------      ----------------
                                       $    13,998,000       $    14,311,000
                                       ================      ================

INTERSEGMENT SALES:
      Instruments                      $            --       $            --
      Components                                    --               130,000
      Circuits                                 153,000               321,000
                                       ----------------      ----------------
                                       $       153,000       $       451,000
                                       ================      ================

SEGMENT PRETAX INCOME (LOSS)
      Instruments                      $        46,000       $      (971,000)
      Components                             1,115,000               722,000
      Circuits                                (266,000)             (892,000)
                                       ----------------      ----------------
                                       $       895,000       $    (1,141,000)
                                       ================      ================

                                           June 30,            December 31,
                                            2000                  1999
                                       ----------------      ----------------
SEGMENT ASSETS
      Instruments                      $     7,139,000       $     7,960,000
      Components                             8,178,000             5,213,000
      Circuits                               1,319,000             1,379,000
                                       ----------------      ----------------
                                       $    16,636,000       $    14,552,000
                                       ================      ================

                          MICROTEL INTERNATIONAL, INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(9) REPORTABLE SEGMENTS (CONTINUED)

         The following is a reconciliation of the reportable segment loss and assets to the Company's consolidated totals:

                                             Six months ended   Six months ended
                                               June 30, 2000      June 30, 1999
                                             ----------------   ----------------
 Pretax income (loss)
 --------------------
 Total income (loss) loss for reportable
    segments                                 $       895,000    $    (1,141,000)
 Unallocated amounts:
    Gain on sale of assets of subsidiary                  --            331,000
    Equity in earnings of unconsolidated
       Write-down of note receivable                      --           (466,000)
    Warranty reserve reversal                        110,000                 --
    Unallocated general corporate expenses
                                             ----------------   ----------------
 Consolidated loss before income taxes       $        89,000    $    (1,876,000)
                                             ================   ================

                                                 June 30,           December 31,
                                                   2000                1999
                                             ----------------   ----------------
Assets
- ------
    Total assets for reportable segments     $    16,636,000    $    14,552,000
    Other assets                                   1,439,000          2,069,000
                                             ----------------   ----------------
 Total consolidated assets                   $    18,075,000    $    16,621,000
                                             ================   ================

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

         Effective August 1, 2000, we acquired the assets and business operations of T-Com, LLC, or T-Com, a telecommunications test instruments manufacturer located in Sunnyvale, California. T-Com produced central office equipment, which is equipment that is typically employed in switching centers and network operating centers.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 VERSUS THREE MONTHS ENDED JUNE 30, 1999

     NET SALES

         Consolidated net sales for the second quarter of 2000 increased by $711,000 or 10.5% as compared with the same period in 1999. The table below shows the composition of consolidated net sales by business segment.

                Three Months Ended  Three Months Ended        Variance-           Percent
   Segment       June 30, 2000        June 30, 1999     Increase (Decrease)       Change
   -------       ---------------     ---------------     ---------------       -------------
Test Equipment   $        3,641      $        3,649      $           (8)           (0.2)%
Components                3,143               2,622                 521             19.9%
Circuits                    728                 530                 198             37.4%
                 ---------------     ---------------     ---------------
  Total          $        7,512      $        6,801      $          711             10.5%
                 ===============     ===============     ===============

         The relative percent of net sales by segment between the respective periods experienced the following changes:

                         Three Months Ended  Three Months Ended
                          June 30, 2000       June 30, 1999
                         ---------------     ---------------
   Segment
   -------
Test Equipment                     48.5%               53.7%
Components                         41.8%               38.5%
Circuits                            9.7%                7.8%
                         ---------------     ---------------
Total                             100.0%              100.0%
                         ===============     ===============

         Instrumentation and Test Equipment segment sales remained approximately the same in the second quarter of 2000 as compared to the second quarter of 1999. CXR Telcom experienced a $665,000 increase in sales of its test equipment in the second quarter of 2000 as compared to the prior year period as a result of favorable acceptance of our new compact series 704 test equipment. This increase was offset by lower than expected sales of transmission equipment from CXR S. A. such as ISDN products and modems. The U. S. transmission product line was transferred from CXR Telcom in Fremont, California to CXR S. A. in France effective April 1, 2000.

         Components segment sales increased $521,000 or 19.9% in the second quarter of 2000 over such sales in the prior year period. The Rancho Cucamonga, California based XIT Corporation ("XIT") increased its sales by $119,000 in the second quarter of 2000 as compared to the second quarter of 1999 primarily due to the acceleration of orders of one of XIT's largest customers for the final year of a five year contract. Our Japanese subsidiary, XCEL Japan, Ltd., increased its sales by $140,000 in the current quarter as compared to the prior year period primarily as result of improved economic conditions in Asian markets. The remaining increase in sales of $262,000 for the second quarter of 2000 as compared to the second quarter of 1999 for the Components segment was primarily due to the net addition to sales that the acquisition of Belix Ltd. contributed to our U. K. subsidiary, XCEL Power Systems, Ltd. ("XPS"). Belix contributed $658,000 of revenue in the second quarter of 2000.

         The Circuits segment increased sales by $198,000 or 37.4% in the second quarter of 2000 from the second quarter of 1999. The increase in sales was the result of our effort to increase this segment's sales to unrelated third parties in conjunction with a planned reduction of intercompany sales. However, management believes it may be in our long-term interest to exit the Circuits segment.

     GROSS PROFIT

         Consolidated gross profit as a percent of net sales increased to 37.5% in the second quarter of 2000 from 35.1% in the second quarter of 1999. The composition of consolidated gross profit by business sector and the percentages of related net sales are shown in the following table for the periods indicated:

                 Three Months Ended  Percent of Related  Three Months Ended    Percent of Related
Segment             June 30, 2000        Net Sales          June 30, 1999          Net Sales
- -------           ---------------     ---------------     ---------------       ---------------
Test Equipment    $        1,490             40.9%       $        1,446              39.6%
Components                 1,284             40.9%                  933              35.6%
Circuits                      40              5.5%                   11               2.0%
                  ---------------                        ---------------
Total             $        2,814             37.5%       $        2,390              35.1%
                  ===============                        ===============

         Gross profit for the Instrumentation and Test Equipment segment as a percent of net sales improved to 40.9% in the second quarter of 2000 from 39.6% in the second quarter of 1999. The gross profit improvement primarily resulted from a greater percentage of higher margin test equipment sold in the current quarter than in the prior year quarter in comparison to total sales of test equipment and transmission equipment. The increase in relatively high margin test equipment sales more than offset the lower margins related to the transmission and modem sales. The gross profit at CXR Telcom improved to 50% in the second quarter of 2000 as compared to 45% in the second quarter of 1999. For the same comparison period, CXR S. A.'s gross profit fell to 35.4% from 37.4%. This reduction in margin was primarily the result of lower quantities of transmission and modem production sold and higher material costs due to the lower valuation of the French Franc in relation to the U. S. dollar.

         The Components segment improved its gross profit as a percentage of sales substantially to 40.9% in the second quarter of 2000 from 35.6% in the second quarter of 1999. XIT greatly improved its gross profit margin as a percent of sales to 66.5% in the current quarter from 41.8% in the prior year quarter. This highly improved performance primarily resulted from additional manufacturing efficiencies, less overhead due to the relocation last November into less costly facilities, the discontinuation of the less profitable subsystem assemblies business and higher production volumes. Partially offsetting such improvements was a reduction in gross profit as a percent of sales at XPS to 15.4% in the second quarter of 2000 from 27.2% in the second quarter of 1999. Incomplete engineering and delays in the receipt of components negatively impacted Belix, and delays in production releases for existing contracts unfavorably impacted XPS. Belix contributed $658,000 of revenue in the second quarter of 2000.

         The Circuits segment improved its gross profit as a percent of net sales in the second quarter of 2000 to 5.5% from 2% in the second quarter of 1999. The improvement mainly was due to the to higher prices from more outside business and improved efficiencies due to higher volumes.

     OPERATING EXPENSES

         Operating expense for the three months ended June 30, 2000 and 1999 comprised the following:


                                         Three Months Ended   Three Months Ended
                                           June 30, 2000        June 30, 1999
                                           -------------        -------------
Commissions                                $        209         $        189
Other selling expense                               796                  850
                                           -------------        -------------
Total selling expense                             1,005                1,039
General & administrative expense                  1,357                1,837
                                           -------------        -------------
Total selling, general & admin. expense    $      2,362         $      2,876
                                           =============        =============
Engineering & product develop. expense     $        253         $        477
                                           =============        =============

         Total selling expense as a percentage of net sales decrease to 13.3% from 15.3% for the three months ended June 30, 2000 and 1999, respectively, primarily due to cost reductions at CXR Telcom in Fremont, California. Commissions, as a percentage of net sales, remained relatively stable at 2.8% for both the current quarter and the prior year second quarter.

         General and administrative expenses ("G&A") declined to $1,357,000 or 18.1% of net sales in the current quarter from $1,837,000 or 27.0% of net sales in the second quarter of 1999. The G&A for the prior year period included an expense of $452,000 to establish a reserve for a note receivable. Without this charge, the prior year period G&A would have been $1,385,000 and would have represented 20.4% of sales.

         Engineering and product development costs were incurred by the Instrumentation and Test Equipment segment in the second quarters of 2000 and 1999. Such costs were $253,000 or 3.4% of net sales in the second quarter of 2000 as compared to $477,000 or 7% of net sales in the second quarter of 1999. The majority of the reduction in engineering and product expenses in the current quarter as compared to the prior year period is due to the closing down of the engineering function at the CXR Telcom facilities in Fremont, California and concentrating the engineering efforts in the St. Charles, Illinois engineering facility. Management believes a substantial engineering and product development effort is necessary to maintain our Company's competitive position.

     OTHER INCOME AND EXPENSE

         Interest expense increased slightly in the second quarter of 2000 from the second quarter of 1999. Other income of $110,000 included a reversal of a warranty reserve related to the prior year sale of HyComp, Inc., a former subsidiary of ours. The reserve was partially reversed due to the settlement of a warranty issue and therefore we recorded other income of $116,000.

SIX MONTHS ENDED JUNE 30, 2000 VERSUS JUNE 30, 1999

     NET SALES

         Consolidated net sales for the first six months of 2000 decreased by approximately $313,000 or 2.2% as compared with the same period in 1999. The table below shows the composition of consolidated net sales by business sector:

                                                      Variance-
                Six Months Ended  Six Months Ended    Increase/        Percent
   Segment        June 30, 2000    June 30, 1999     (Decrease)        Change
   -------        -------------    -------------    -------------    -----------
Test Equipment    $      7,193     $      7,357     $       (164)         (2.2)%
Components               5,408            5,540             (132)         (2.4)%
Circuits                 1,397            1,414              (17)         (1.2)%
                  -------------    -------------    -------------
    Total         $    13,998      $     14,311     $       (313)         (2.2)%
                  =============    =============    =============

         The relative percent of net sales by segment between the respective periods experienced the following changes:

                          Six Months Ended     Six Months Ended
   Segment                  June 30, 2000        June 30, 1999
   -------                  -------------        -------------
Test Equipment                      51.4%                51.4%
Components                          38.6%                38.7%
Circuits                            10.0%                 9.9%
                            -------------        -------------
   Total                           100.0%               100.0%
                            =============        =============

         The Instrumentation and Test Equipment segment sales declined by 2.2% in the first half of 2000 compared to the first half of 1999. However, CXR Telcom experienced a $1,366,000 increase in sales of test equipment in the first half of 2000 as compared to the prior year period in which $630,000 of test equipment was sold. The increase was primarily due to favorable acceptance of our new compact series 704 test equipment. This represents a 217% increase in test equipment sales in the first half of 2000 from the first half of 1999. This increase was offset by lower than expected sales of transmission equipment from CXR S. A. such as ISDN products and modems. The U. S. transmission product line was transferred from CXR Telcom in Fremont, California to CXR S. A. in France effective April 1, 2000.

         The Components segment sales decreased slightly by 2.4% in the six-month period ended June 30, 2000 from the prior year six-month period. XPS in the U. K. incurred a sales decline of 9.8% in the first half of 2000 as compared to the first half of 1999 primarily due to delays in the release of production for certain contracts. However, our Japanese subsidiary, XCEL Japan, Ltd., increased its sales by $132,000, or 41.8% in the current six-month period as compared to the prior year period due to strong sales in the Asian market for components. Belix contributed $658,000 of revenue during the first half of 2000.

         The Circuits segment sales remained relatively flat in the six-month period ended June 30, 2000 as compared to the six-month period ending June 30, 1999. The first six-month period of 1999 included $456,000 sales of HyComp, Inc., a former subsidiary that was sold on March 31, 1999. Excluding the HyComp Inc. sales from the first half of 1999, the Circuits segment sales increased to $1,397,000 in the first six-month period of 2000 from $958,000 in the first six-month period of 1999 which represents a $439,000 increase in sales or a 45.8% increase. The dramatic improvement in sales volume has been attained by concentrated effort to replace intercompany sales with more profitable third party sales. Notwithstanding the remarkable progress that has been achieved in this segment, management believes it may be in our long-term interest to leave this segment.

     GROSS PROFIT

         Consolidated gross profit as a percentage of net sales increased to 37.1% in the first half of 2000 from 34.9% in the first half of 1999. The composition of consolidated gross profit by business sector and the percentages of related net sales are shown in the following table for the periods indicated:

                 Six Months Ended   Percent of Related    Six Months Ended    Percent of Related
   Segment         June 30, 2000      Net Sales            June 30, 1999           Net Sales
   -------        ---------------     ---------------     ---------------       ---------------
Test Equipment    $        2,842           39.5%          $        2,900             39.4%
Components                 2,230           41.2%                   2,016             36.4%
Circuits                     115            8.2%                      81              5.7%
                  ---------------                         ---------------
Total             $        5,187           37.1%          $        4,997             34.9%
                  ===============                         ===============

         Gross profit for the Instrumentation and Test Equipment segment as a percent of net sales was relatively unchanged in the six-month period of 2000 as compared to the six-month period of 1999. The gross profit at CXR Telcom improved to 45% in the first half of 2000 as compared to 38.1% in the first half of 1999. For the same comparison period, CXR S. A.'s gross profit fell to 36.2% from 40%. This reduction in margin was primarily the result of higher material costs due to the lower valuation of the French Franc in relation to the U. S. dollar.

         Components segment improved its gross profit as a percentage of sales to 41.2% in the six-month period ending on June 30, 2000 from 36.4% in the six-month period ending on June 30, 1999. XIT greatly improved its gross profit margin as a percent of sales to 62.2% in the first half from 42.4% in the comparable prior year period. This improved performance primarily resulted from additional manufacturing efficiencies, less overhead due to the relocation last November into less costly facilities, the discontinuation of the less profitable subsystem assemblies business and higher production volumes. Partially offsetting such improvements was a reduction in gross profit as a percent of sales at XPS to 15.4% in the first half of 2000 from 28.7% in the first six months of 1999. The reduction primarily resulted from the additional costs associated with integrating the Belix operations into the XPS operations. Also, both Belix and XPS experienced lower than expected sales. Incomplete engineering and delays in the receipt of components negatively impacted Belix and delays in production releases for existing contracts unfavorably impacted XPS. Belix contributed $658,000 of revenue in the first half of 2000.

         The Circuits segment improved its gross profit as a percent of net sales in the first half of 2000 to 8.2% from 5.7% in the first half of 1999. The improvement mainly was due to a 45.8% increase in sales of the our remaining Circuits segment facilities, which was due to higher prices from more outside business and improved efficiencies due to higher volumes.

     OPERATING EXPENSES

         Operating expense for the six months ended June 30, 2000 and 1999 were comprised of the following.

                                          Six Months Ended     Six Months Ended
                                           June 30, 2000        June 30, 1999
                                           -------------        -------------
Commissions                                $        414          $       439
Other selling expense                             1,541                1,788
                                           -------------        -------------
Total selling expense                             1,955                2,227
General & administrative                          2,657                4,365
                                           -------------        -------------
Total selling, general and administrative  $      4,612         $      6,592
                                           =============        =============
Engineering & product development          $        496         $      1,035
                                           =============        =============

         Total selling expense as a percentage of net sales decrease to 13.9% from 15.6% for the six months ended June 30, 2000 and 1999, respectively, primarily due to cost reductions at CXR Telcom in Fremont, California. Commissions, as a percentage of net sales, remained stable at 3% for both the current six-month period and the prior year six-month period.

         General and administrative expenses ("G&A") declined dramatically to $2,657,000 or 19.0% of net sales in the first half of 2000 from $4,365,000 or 30.5% of net sales in the first half of 1999. The G&A for the prior year period of 1999 included an expense of $452,000 to establish a reserve for a note receivable, a charge of $522,000 associated with our investor relations efforts and a $193,000 charge related to a 1997 acquisition. Without these charges the prior year period G&A would have been $3,198,000 and would have represented 22.4% of sales. The reduction of G&A expenses to 19.0% of sales represents the results of much of the company's cost cutting efforts of 1999 and early 2000. Management is continuing to reevaluate all costs and intends to continue reducing administrative expenses in relation to our business levels.

         Engineering and product development costs were incurred by the Instrumentation and Test Equipment segment in the first half of 2000 and 1999, except for $32,000 of such costs incurred by the Circuits segment in the first quarter of 1999. Engineering and product and development costs were $496,000 or 3.5% of net sales in the first half of 2000 as compared to $1,035,000 or 7.2% of net sales in the first half of 1999. The majority of reduction in engineering and product expenses in the current quarter as compared to the prior year period is due to the closing down of the engineering function at the CXR Telcom facilities in Fremont, California and concentrating the engineering efforts in the St. Charles, Illinois engineering facility. Management believes a substantial engineering and product development effort is necessary to maintain our competitive position.

     OTHER INCOME AND EXPENSE

         Interest expense decreased slightly in the second half of 2000 from the second half of 1999. Other income of $205,000 included a reversal of a warranty reserve related to the prior year sale of HyComp, Inc. of approximately $116,000 and a gain on sale of fixed assets of approximately $45,000. The warranty reserve was partially reversed due to the settlement of a warranty issue and therefore we recorded other income of $116,000. The other income category for the period ended June 30, 1999 included $331,000 gain on the sale of HyComp, Inc. our and $727,000 of recorded earnings based on the equity method as result of earnings of the Company's former ownership of 37% of the common stock of Digital Transmission Systems, Inc.

LIQUIDITY AND CAPITAL RESOURCES

         Cash of $759,000 was used by operations in the first six months of 2000 as compared to cash of $328,000 provided by operations in the first six months of 1999. The decrease in cash used in operations resulted primarily from substantial payments of accrued expenses and accounts payable. Accounts receivables collection provided much of the cash to partially offset the cash used in the reduction in accrued expenses and payables. Cash flows from investing activities included cash received from the sale of the Company's 37% interest in Digital Transmission Systems, Inc. ("DTS") offset with the investment in Belix. Financing activities provided $925,000 of cash flow primarily from additional debt related to the acquisition of Belix.

         On January 7, 2000, we sold all of our interest in the common stock of DTS to Wi-LAN, Inc., a publicly traded company based in Alberta, Canada. As consideration, we received $520,000 in cash and 28,340 shares of Wi-LAN common stock valued at approximately $720,000 at the time of the transaction. We used the cash to pay down debt. In conjunction with the transaction, our lender, Congress Financial Corporation ("Congress"), agreed to waive certain defaults of the loan agreement relating to a $350,000 overdraft we were required to pay down by September 22, 1999 and eliminated the requirement of a $350,000 target reserve. The target reserve was a funding requirement to pay down the principal of the term loan by $350,000 in addition to the regular monthly principal payments secured by the Wi-LAN stock.

         Due to rules of the Toronto Stock Exchange, where Wi-LAN, Inc. stock trades, we were was prohibited from selling our interest in the Wi-LAN, Inc. stock for six months after acquisition because the stock was acquired in a transaction related to the sale or purchase of a company. However, our lender did increase our borrowing availability by $400,000 on February 29, 2000 by providing an authorized overdraft. On July 7, 2000, we sold all our shares of Wi-LAN common stock for net proceeds of $917,000. The sale resulted in a gain of approximately $197,000 which will be included in our results of operations in the third quarter of 2000. The proceeds were used to pay down debt owed Congress eliminating the overadvance and paying down the term loan balance to $55,000.

         The financing facility provided by Congress expired on June 23, 2000. Congress has twice amended its loan agreement with us to extend its credit facility through August 14, 2000. We expect to have completed the process of obtaining new financing with the business credit operations of a well-known national lending institution and anticipates paying off its Congress debt by August 14. However, there can be no assurance that the new financing will be obtained.

         Our cash situation continues to improve in the domestic operations. In light of the recent efforts in cost cutting, reorganizing in the Instrumentation and Test Equipment segment and the improvement in recent orders, management believes our cash situation has improved substantially since the fourth quarter of 1999. We expect to further improve our cash position on the effective date of the new financing discussed above.

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

EURO CONVERSION

         We have operating subsidiaries located in France and the U.K. with combined net sales from these operations approximating 49% of our total net sales for the first half of 2000. Net sales from the French subsidiary participating in the Euro conversion were 32% of our net sales for the first half of 2000. We continue to review the impact of the Euro conversion on our operations.

         In 1998, our European operations took steps to ensure their capability of entering into Euro transactions as of January 1, 1999. No material changes to information technology and other systems were necessary to accommodate these transactions as such systems previously had the capability to utilize multiple currencies.

         While it is difficult to assess the competitive impact of the Euro conversion on our European operations, at this time we do not foresee any material impediments to our ability to compete for orders from customers requesting pricing using the new exchange rate. Since we have no significant direct sales between our U. S. operations and Europe, exchange rate risk is regarded as nominal.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         Recent Sales of Unregistered Securities
         ---------------------------------------

         In June 2000, we issued an aggregate of 55,000 shares of common stock to three employees upon exercise of warrants at an exercise price of $0.20 per share.

         In June 2000, we issued 1,743,285 shares of common stock to one investor upon conversion of 34.5 shares of our Series A Preferred Stock.

         In June 2000, we issued an aggregate of 217,500 shares of common stock to five investors, including our Chief Executive Officer and his brother and son, in connection with the exercise of warrants with an exercise price of $0.25 per share.

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

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)      Exhibits

         10.1 Share Purchase Agreement dated April 17, 2000 between XCEL Power Systems Limited and the stockholders of The Belix Company Limited*

         27.1     Financial Data Schedule*
- --------

* Filed as an exhibit to the initial filing of this Form 10-Q on August 14, 2000 and incorporated by reference.

     (b)      Reports on Form 8-K
              -------------------

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

                                               MICROTEL INTERNATIONAL, INC.

Dated: April 2, 2001                       By: /s/ CARMINE T. OLIVA
                                              ---------------------------------
                                              Carmine T. Oliva, Chairman of the
                                              Board, Chief Executive Officer
                                              (principal executive officer)
                                              and President


                                           By:  /s/ RANDOLPH D. FOOTE
                                              ---------------------------------
                                              Randolph D. Foote, Chief Financial
                                              Officer (principal financial and
                                              accounting officer)