Form 10-Q/A
period 2000-09-30
MICROTEL INTERNATIONAL INC
filed 2001-04-02
CIK 854852

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
    (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization              Identification NO.)

                          9485 HAVEN AVENUE, SUITE 100
                       RANCHO CUCAMONGA, CALIFORNIA 91730
                    (Address of principal executive offices)

                                 (909) 987-9220
                           (Issuer's telephone number)

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

                         PART I - FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS

Consolidated Condensed Balance Sheets as of
 September 30, 2000 and December 31, 1999 (unaudited).....................F-1

Consolidated Condensed Statements of Operations
 and Comprehensive Income for the three and nine
 months ended September 30, 2000 and 1999 (unaudited).....................F-2

Consolidated Condensed Statement of Cash Flows
 for the nine months ended September 30, 2000
  and l999 (unaudited)....................................................F-3

Notes to Consolidated Condensed Financial Statements (unaudited)..........F-5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.................................3

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
        RISK...............................................................18

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS..................................................18

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS..........................18

ITEM 3. DEFAULTS UPON SENIOR SECURITIES....................................19

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................19

ITEM 5. OTHER INFORMATION..................................................19

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...................................20

SIGNATURES.................................................................22

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                    September 30,
                                                        2000      December 31,
                                                     (Restated)       1999
                                                     ---------      ---------
ASSETS

Cash and cash equivalents                            $    694       $    480
Accounts receivable, net                                5,804          6,168
Inventories                                             6,198          4,047
Net assets of discontinued operations                     475          1,133
Other current assets                                    1,116            427
                                                     ---------      ---------
   Total current assets                                14,287         12,255
Property, plant and equipment-net                         867            765
Goodwill, net                                           2,762          1,507
Investment in unconsolidated affiliates                    --          1,240
Other assets                                              625            722
                                                     ---------      ---------
                                                     $ 18,541       $ 16,489
                                                     =========      =========
LIABILITIES, REDEEMABLE PREFERRED STOCK
AND STOCKHOLDERS' EQUITY
Notes payable                                        $  2,904       $  2,107
Current portion of long-term debt                         711          1,388
Accounts payable                                        4,973          4,695
Accrued expenses                                        2,961          2,985
                                                     ---------      ---------
   Total current liabilities                           11,549         11,175
Long-term debt, less current portion                      708            143
Other liabilities                                         623            782
                                                     ---------      ---------
   Total liabilities                                   12,880         12,100
Convertible redeemable preferred stock,
   $10,000 unit value.  Authorized 200
   shares; issued and outstanding 25
   shares and 59.5 shares (aggregate
   liquidation preference of $250 and
   $595, respectively)                                    276            588
Stockholders' equity:
Preferred Stock, $0.01 par value.  Authorized
   10,000,000 shares Convertible Series B
   preferred stock, $0.01 par value, 150,000
   and 0 issued and outstanding (aggregate
   liquidation preference of $960 and $0,
   respectively)                                          938             --
Common stock, $0.0033 par value. Authorized
   25,000,000 shares; issued and                           68             60
Additional paid-in capital                             24,359         23,726
Accumulated deficit                                   (19,319)       (19,759)
Accumulated other comprehensive loss                     (661)          (226)
                                                     ---------      ---------
   Total stockholders' equity                           5,385          3,801
                                                     ---------      ---------
                                                     $ 18,541       $ 16,489
                                                     =========      =========

     See accompanying notes to consolidated condensed financial statements.


                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                                                            Three months ended      Nine months ended
                                                              September 30,           September 30,
                                                                Restated                Restated
                                                                --------                --------
                                                            2000        1999        2000       1999
                                                         ---------   ---------   ---------   ---------
                                                           (in thousands, except per share amounts)
Net sales                                                $  6,871    $  6,448    $ 19,559    $ 19,444
Cost of sales                                               3,080       4,203      10,646      12,268
                                                         ---------   ---------   ---------   ---------
Gross profit                                                3,791       2,245       8,913       7,176
Operating expenses:
   Selling, general and administrative                      2,431       2,385       6,826       8,480
   Engineering and product development                        277         459         773       1,462
                                                         ---------   ---------   ---------   ---------
Income (loss) from operations                               1,083        (599)      1,314      (2,766)
Other income (expense):
   Interest expense                                          (126)        (99)       (321)       (302)
   Equity in earnings of unconsolidated affiliates             --          28          --         755
   Other                                                      177         (79)        382         (60)
                                                         ---------   ---------   ---------   ---------
Income (loss) from continuing operations
   before income taxes                                      1,134        (749)      1,375      (2,373)
Income tax expense                                              2          12          13          25
                                                         ---------   ---------   ---------   ---------
Income (loss) from continuing operations                    1,132        (761)      1,362      (2,398)
                                                         ---------   ---------   ---------   ---------
Discontinued operations:
   Loss from operations of discontinued segment               (68)       (273)       (219)       (856)
   Gain (loss) on disposal of discontinued segement,
   including provision from phase out period of
   $158 in 2000 periods                                      (634)         --        (634)        331
                                                         ---------   ---------   ---------   ---------
                                                             (702)       (273)       (853)       (525)
                                                         ---------   ---------   ---------   ---------
Net income (loss)                                             430      (1,034)        509      (2,923)
Other comprehensive income (loss):
   Changes in unrealized gain on marketable securities        (78)         --          --          --
   Foreign currency translation adjustment                   (217)        244        (435)       (180)
                                                         ---------   ---------   ---------   ---------
Total comprehensive income (loss)                        $    135    $   (790)   $     74    $ (3,103)
                                                         =========   =========   =========   =========
Earnings (loss) per share:
   Continuing operations:
     Basic                                               $   0.06    $  (0.04)   $   0.07    $  (0.15)
                                                         =========   =========   =========   =========
     Diluted                                             $   0.05    $  (0.04)   $   0.06    $  (0.15)
                                                         =========   =========   =========   =========
   Discontinued operations:
     Basic                                               $  (0.04)   $  (0.02)   $  (0.05)   $  (0.03)
                                                         =========   =========   =========   =========
     Diluted                                             $  (0.03)   $  (0.02)   $  (0.04)   $  (0.03)
                                                         =========   =========   =========   =========
   Net income (loss):
     Basic                                               $   0.02    $  (0.06)   $   0.02    $  (0.18)
                                                         =========   =========   =========   =========
     Diluted                                             $   0.02    $  (0.06)   $   0.02    $  (0.18)
                                                         =========   =========   =========   =========


             See accompanying notes to consolidated condensed financial statements.

                                              F-2


                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                            Nine months ended September 30,
                                                                   2000       1999
                                                                (Restated) (Restated)
                                                                 --------   --------
                                                                   (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                             $   509    $(2,923)
   Adjustments  to reconcile net income (loss) to
    cash used in operating activities:
     Depreciation                                                    230        275
     Amortization and intangibles                                    207        243
     Write-off of note receivable                                     --        452
     Gain on the sale of fixed assets                                (43)        --
     Gain on sale of Wi-LAN, Inc. stock                             (197)        --
     Loss on sale of subsidiary/investment                            --         84
     Equity in earnings of unconsolidated entities                    --       (755)
     Stock and warrants issued as compensation                       110      1,220
     Other noncash items                                             648      1,245
     Gain on disposal of discontinued operations                      --       (331)
     Net change in operating assets of discontinued operations       658        225
     Changes in operating assets and liabilities:
       Accounts receivable                                         1,179        300
       Inventories                                                  (986)       343
       Other assets                                                  (58)       214
       Accounts payable and accrued expenses                      (2,903)      (720)
                                                                 --------   --------
Cash used in operating activities                                   (646)      (128)
                                                                 --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net purchases of property, plant and equipment                    (15)      (131)
   Proceeds from sale of fixed assets                                 43         --
   Proceeds from sale of DTS stock                                   520         --
   Proceeds from sale of Wi-LAN, Inc. stock                          918         --
   Cash received from sale of discontinued operations                 --        750
   Investment in Belix Ltd. companies                               (592)        --
   Acquisition of T-Com, LLC assets                                  (83)        --
   Cash received from note receivable                                 --          9
                                                                 --------   --------
Cash provided by investing activities                                791        628
                                                                 --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds (repayments) of notes payable
    and long-term debt                                               330       (597)
   Proceeds from exercise of warrants and employee
    stock options                                                     88         --
   Proceeds from sale of common stock                                 --          2
                                                                 --------   --------
Cash provided by (used in) financing activities                      418       (595)
                                                                 --------   --------
Effect of exchange rate changes on cash                             (349)      (180)
                                                                 --------   --------
Net increase (decrease) in cash and cash equivalents                 214       (275)
                                                                 --------   --------
Cash and cash equivalents at beginning of period                     480        450
                                                                 --------   --------
Cash and cash equivalents at end of period                       $   694    $   175
                                                                 ========   ========

     See accompanying notes to consolidated condensed financial statements.

                                       F-3


                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)
                                                             Nine months ended September 30,
                                                                   2000       1999
                                                                 --------   --------
                                                             (in thousands)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the nine months for:
     Interest                                                    $   245    $   219
                                                                 ========   ========
     Income taxes                                                $    13    $   108
                                                                 ========   ========

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTMENT
  AND FINANCING ACTIVITIES:
   Common stock issued upon conversion of preferred stock        $   381    $   924
                                                                 ========   ========
   Accretion of preferred stock                                  $    69    $    69
                                                                 ========   ========
   Issuance of common stock and warrants in connection
    with acquisitions                                            $ 1,000    $ 1,000
                                                                 ========   ========

     See accompanying notes to consolidated condensed financial statements.

                                       F-4

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

(2) RESTATEMENT OF FINANCIAL STATEMENTS

ACCOUNTING FOR WARRANT EXCHANGE OFFER

         In March 2001, it was determined that the warrant exchange offer described in Note 8 should be accounted for in accordance with APB 25 and FIN 44 or FAS 123, depending on the date of the original grant and whether the warrant was held by an employee or non-employee. See Note 8.

                          MICROTEL INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(2) RESTATEMENT OF FINANCIAL STATEMENTS (CONTINUED)

         Accordingly, the accompanying consolidated condensed financial statements as of and for the three and nine months ended September 30, 2000, have been restated to reflect a reduction in compensation expense related to the warrant exchange offer of $0 and $20,000 for the three and nine months ended September 30, 2000, respectively, with a corresponding decrease in additional paid in capital.

ACCOUNTING FOR ACQUISITION OF BUSINESS

         In March 2001, it was determined that the earn out provision in the agreement to acquire Belix Company, Ltd. (See Note 6) should be accounted for as contingent consideration in accordance with APB 16.

         Accordingly, the accompanying consolidated condensed financial statements as of and for the three and nine months ended September 30, 2000 have been restated to reflect a reduction in goodwill related to the Belix acquisition of $499,000 with a corresponding reduction in current portion of long-term debt and long-term debt, less current portion of $21,000 and $478,000, respectively. In addition, the reduction in goodwill results in a reduction in accumulated amortization of $75,000 and a reduction in amortization expense of $36,000 and $75,000 for the three and nine months ended September 30, 2000, respectively.

ACCOUNTING FOR ALLOCATION OF INTEREST EXPENSE TO DISCONTINUED OPERATIONS

         In March 2001, it was determined that interest expense allocated to discontinued operations should be included in continuing operations in accordance with EITF 87-24.

         Accordingly, the accompanying consolidated condensed statement of operations and comprehensive income for the three and nine months ended September 30, 2000 and 1999 have been restated to reflect an increase in interest expense of $16,000 and $58,000 for the three and nine months ended September 30, 2000, respectively, and $19,000 and $93,000 for the three and nine months ended September 30, 1999, respectively, with corresponding reductions in loss from operations of discontinued segment.

EFFECT

         The effect of the above changes was to increase net income from continuing operations by $20,000 and $37,000 for the three and nine months ended September 30, 2000, respectively and increase net loss from continuing operations by $19,000 and $93,000 for the three and nine months ended September 30, 1999, respectively. Loss from operations of discontinued segment decreased by $16,000 and $58,000 for the three and nine months ended September 30, 2000, respectively, and $19,000 and $93,000 for the three and nine months ended September 30, 1999, respectively. Additional paid in capital decreased by $20,000 to $24,359,000 at September 30, 2000. Goodwill, net of amortization, decreased by $424,000 to $2,762,000 at September 30, 2000. In addition, current portion of long-term debt decreased by $21,000 to $711,000 and long-term debt, less current portion, decreased by $478,000 to $708,000.


                          MICROTEL INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


(3) EARNINGS (LOSS) PER SHARE

         The following table illustrates the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

                                               Three months ended    Nine months ended
                                                   September 30,        September 30,
                                              --------------------  --------------------
                                                 2000      1999        2000       1999
                                              ---------  ---------  ---------  ---------
                                                (in thousands, except per share amounts)
NUMERATOR:
Net income (loss)                             $    430   $ (1,034)  $    509   $ (2,923)

Less:  accretion of the excess of the
redemption value over the carrying value of
redeemable preferred stock                          23         24         69         69
                                              ---------  ---------  ---------  ---------

Income (loss) attributable to common
stockholders                                       407     (1,058)       440     (2,992)
                                              ---------  ---------  ---------  ---------

DENOMINATOR:
Weighted average number of common shares
outstanding during the period                   20,537     17,200     19,141     16,192

Incremental shares from assumed conversions
of warrants, options and preferred stock         1,921         --      2,206         --
                                              ---------  ---------  ---------  ---------

Adjusted weighted average shares                22,458     17,200     21,347     16,192
                                              ---------  ---------  ---------  ---------

Basic earnings (loss) per share               $   0.02   $  (0.06)  $   0.02   $  (0.18)
                                              =========  =========  =========  =========

Diluted earnings (loss) per share             $   0.02   $  (0.06)  $   0.02   $  (0.18)
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

(4) INVENTORIES

         Inventories consist of the following:

                                       SEPTEMBER 30, 2000      DECEMBER 31, 1999
                                       ------------------      -----------------

Raw materials                            $ 2,472,000             $ 1,623,000
Work-in-process                            1,942,000               1,174,000
Finished goods                             1,784,000               1,250,000
                                         ------------            ------------
                                         $ 6,198,000             $ 4,047,000
                                         ============            ============

                          MICROTEL INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

         On July 7, 2000, the Company sold all its shares of Wi-LAN common stock for net proceeds of $918,000. The sale resulted in a gain of approximately $197,000 which is included in the Company's results of operations for the third quarter of 2000.

         On April 17, 2000, the Company finalized its acquisition of Belix Company, Ltd., ("Belix") including its two subsidiaries. The Company purchased the capital stock of Belix for $790,000 cash and an earn-out for the former stockholders based on sales. The Company has recorded an additional accrual of approximately $384,000 for certain severance and relocation costs related to Belix. The Company has included accruals in the calculation of the cost of the acquisition. The acquisition of Belix has been accounted for as a purchase by the Company and resulted in approximately $1.2 million of goodwill. Belix is located in England, U. K. and is in the business of manufacturing power supplies for various applications. Belix has been integrated into the Company's existing power supply producer, XCEL Power Systems, Ltd. Belix's assets consist mostly of accounts receivable, inventories and fixed assets. All dollar amounts indicated in this paragraph are derived from the conversion of British pounds into U. S. dollars at the conversion rate in effect at the time of the acquisition.

         On September 22, 2000, the Company completed the acquisition, effective as of August 1, 2000, of substantially all of the assets of T-Com, LLC, a Delaware limited liability company ("T-Com"), and assumed certain liabilities of T-Com. The liabilities assumed consisted mostly of accounts payable, accrued payroll expenses and accrued commissions. The assets purchased are valued at approximately $1,317,000, and the liabilities assumed are approximately $506,000. T-Com is a manufacturer of high performance digital transmission test instruments used for the installation and maintenance of high speed telephone line services for telephone central offices, competitive local exchange carriers and private communications networks. The Company intends to use the acquired assets for substantially the same purposes as such assets were used by T-Com.

                          MICROTEL INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

         The Company paid to T-Com for the net assets consideration valued at $1,000,000, as itemized below:

                  150,000 shares of Series B Preferred Stock of the Company ("Series B Shares"). The Series B Shares become convertible into shares of common stock of the Company in three equal lots of 50,000 Series B Shares each at the end of six, twelve and eighteen months, respectively, following the acquisition closing date of September 22, 2000. Each Series B Share will be convertible into ten common shares, and conversion rights will be cumulative, with all 150,000 Series B Shares being convertible into common stock after eighteen months. The Series B Shares have a liquidation preference of $6.40 per share. The Company may redeem outstanding and unconverted Series B Shares for cash at a price per share equal to $7.36 by giving 20 days' prior written notice to the holders of Series B Shares to be redeemed. If less than all of the Series B Shares are to be optionally redeemed, the particular Series B Shares to be redeemed shall be selected by lot or by such other equitable manner determined by the Company's board of directors. The Company may not, however, redeem Series B Shares if there is an insufficient number of authorized and reserved shares of common stock to permit conversion during the 20-day notice period, to the extent the Series B Shares are subject to a lock-up, or to the extent the Company receives a conversion notice for Series B Shares prior to the redemption date. If the Company fails to pay the redemption price after calling any Series B Shares for optional redemption, the Company will have no further option to redeem Series B Shares.

                  Warrants to purchase up to 250,000 shares of the Company's common stock at a fixed exercise price of $1.25 per share, which are exercisable for a period of twenty-four months following the acquisition closing date of September 22, 2000. The warrants contain a cashless exercise feature.

         The consideration described above is valued at approximately $938,000 for the Series B Shares based on a value of $0.6253 per common share, the market value of the Company's common stock at the time the agreement in principal was signed, multiplied by the 1,500,000 common shares into which the preferred shares can be converted. The warrants have been valued at approximately $62,000 based on a calculation using the Black-Scholes valuation formula. The acquisition of T-Com has been accounted for as a purchase by the Company and resulted in approximately $189,000 of goodwill.

                          MICROTEL INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


         The following represents the unaudited pro forma results of operations as if the acquisition of T-Com had occurred on January 1, 1999:

                                                 Nine months ended September 30,
                                                 -------------------------------
                                                     2000             1999
                                                 ------------      ------------

Net sales                                        $    21,189       $    22,081
                                                 ============      ============
Income (loss) from continuing operations         $       722       $    (2,888)
                                                 ============      ============
Earniings (loss) per share from continuing
 operations:
   Basic                                         $      0.03       $     (0.18)
                                                 ============      ============
   Diluted                                       $      0.03       $     (0.18)
                                                 ============      ============

(7) DISCONTINUED OPERATIONS

         In October 2000, the Company decided to discontinue its circuits segment operations. At that time the circuits segment operations consisted of XCEL Etch Tek, a wholly owned subsidiary and Xcel Circuits Division ("XCD"), a division of XIT Corporation, a wholly owned subsidiary of the Company. XCD is essentially a captive supplier of printed circuit boards to the electronic components segment with total sales to external customers of $125,000 and $147,000 for the nine months ended September 30, 2000 and 1999, respectively. XCD has been retained and is now included in the electronics components segment. Accordingly, current and prior financial information related to the circuits segment operations have been presented as discontinued operations in the accompanying consolidated condensed financial statements. The Company anticipates the sale of substantially all of the assets of XCEL Etch Tek in November 2000 for consideration of $260,000 in cash, a $50,000 note and the assumption of $75,000 in liabilities. The sale is expected to result in a loss of approximately $476,000. As of September 30, 2000 the Company has accrued for the expected loss on sale and a loss of approximately $158,000 related to the operations of XCEL Etch Tek from October 1, 2000 through November 15, 2000.

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

(8) WARRANT EXCHANGE OFFER

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

                          MICROTEL INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(8) WARRANT EXCHANGE OFFER (CONTINUED)

         The offers and acceptances were finalized by April 24, 2000. Shares represented by warrants were reduced by 1,384,602 shares. Expense of $0 and $65,000 was recorded during the three and nine months ended September 30, 2000, respectively, for the compensation expense for the modification of the warrant. Based on the nature and timing of the original grant of the warrants, the compensation expense was determined by various methods. For warrants issued to employees and directors, compensation expense was determined by the intrinsic value method and by treating the modified warrants as variable from the date of modification in accordance with APB 25 and FIN 44. For warrants issued to non-employees, compensation expense was determined in accordance with FAS 123 by calculating the difference between the fair value of the new warrant and the old warrant at the date of acceptance, with the exception of warrants initially granted pre-FAS 123, in which case the entire fair value of the new warrant was recorded as compensation expense. The estimated fair values of the old and new warrants was calculated using a Black-Scholes pricing model with the following assumptions: no dividend yield; expected volatility of 93%; a risk-free rate of 6.2%; and expected lives ranging from 0.1 to 5 years.

(9) WARRANT EXERCISES

         In August and September 2000, warrants to purchase a total of 60,000 shares of the Company's common stock for $0.25 per share were exercised.

(10) DOMESTIC CREDIT FACILITY

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

(11) REPORTABLE SEGMENTS

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

                          MICROTEL INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

         In October 2000 the Company decided to discontinue its circuits segment operations. At that time the circuits segment operations consisted of XCEL Etch Tek, a wholly owned subsidiary and XCEL Circuits Division ("XCD"), a division of XIT Corporation, a wholly-owned subsidiary of the Company. XCEL Etch Tek was offered for sale, see note 7. XCD is essentially a captive supplier of printed circuit boards to the electronic components segment with total sales to external customers of $125,000 and $147,000 for the nine months ended September 30, 2000 and 1999, respectively. XCD has been retained and is now included in the electronics components segment. Accordingly, all current and prior financial information related to the circuits segment operations have been presented as discontinued operations in the accompanying consolidated condensed financial statements, with the exception of XCD which has been included in the current and prior financial information related to the electronics components segment in the accompanying consolidated condensed financial statements.

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

                                          MICROTEL INTERNATIONAL, INC.

                              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


(11) REPORTABLE SEGMENTS (CONTINUED)

                 Selected financial data for each of the Company's operating segments is shown below:

                                                           Nine months ended     Nine months ended
                                                           September 30, 2000    September 30, 1999
                                                           ------------------    ------------------
SALES TO EXTERNAL CUSTOMERS:
   Telecommunications                                        $ 10,680,000           $ 11,279,000
   Components                                                   8,879,000              8,165,000
                                                             -------------          -------------
                                                             $ 19,559,000           $ 19,444,000
                                                             =============          =============
INTERSEGMENT SALES:
   Telecommunications                                        $         --           $         --
   Components                                                          --                217,000
                                                             -------------          -------------
                                                             $         --           $    217,000
                                                             =============          =============
SEGMENT PRETAX INCOME (LOSS):
   Telecommunications                                        $    468,000           $ (2,120,000)
   Components                                                   2,232,000                189,000
                                                             -------------          -------------
                                                             $  2,700,000           $ (1,931,000)
                                                             =============          =============

                                                             September 30,           December 31,
                                                                2000                    1999
                                                             ------------           -------------

SEGMENT ASSETS:
Telecommunications                                           $  8,433,000           $  8,070,000
Components                                                      8,777,000              5,766,000
                                                             -------------          -------------
                                                             $ 17,210,000           $ 13,836,000
                                                             =============          =============

      The following is a reconciliation of the reportable segment loss and assets to the Company's consolidated totals:


                                                                Nine months ended     Nine months ended
                                                                September 30, 2000    September 30, 1999
                                                                ------------------    ------------------
Pretax income (loss) from continuing operations:
  Total income (loss) for reportable segments                     $  2,700,000           $ (1,931,000)
  Unallocated amounts:
     Gain on sale of Wi-Lan Stock                                      197,000                     --
     Equity in earnings of unconsolidated affiliates                        --                755,000
     Warranty reserve reversal                                         110,000                     --
     Unallocated general corporate expenses                         (1,632,000)            (1,222,000)
                                                                  ------------           -------------
Consolidated income (loss) from continuing
   operations before income taxes                                 $  1,375,000           $ (2,398,000)
                                                                  =============          =============

                                                                  September 30,           December 31,
                                                                      2000                    1999
                                                                  ------------           -------------
ASSETS
Total assets for reportable segments                              $ 17,210,000           $ 13,836,000
   Other assets                                                      1,331,000              2,653,000
                                                                  -------------          -------------
Total consolidated assets                                         $ 18,541,000           $ 16,489,000
                                                                  =============          =============



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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

         The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of total net sales:

                                                            THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                           2000           1999
                                                          ------         ------

Net sales.............................................      100%          100%
Cost of sales.........................................       45            65
                                                          ------         ------
Gross profit..........................................       55            35

Engineering and product development expenses..........        4             7
                                                          ------         ------
Operating income (loss)...............................       16            (9)
Interest expense......................................       (2)           (2)
Equity in earnings of unconsolidated affiliates.......       --            --
Other expense.........................................        2            (1)
                                                          ------         ------
Income (loss) from continuing  operations  before
 income taxes.........................................       16           (12)
Income taxes..........................................       --            --
                                                          ------         ------
Income (loss) from continuing operations..............       16           (12)
Loss from discontinued operations.....................       (1)           (4)
Gain (loss) on disposal of discontinued segment.......       (9)           --
                                                          ------         ------
Net income (loss).....................................        6%          (16)%
                                                          ======         ======

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

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $46,000 (1.9%) to $2,431,000 for the three months ended September 30, 2000 as compared to $2,385,000 for the comparable period in 1999. This increase is primarily due to an increase in our general and administrative expenses associated with increases in wages due to accrued incentives and administrative expenses from our newly acquired businesses.

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

         OTHER INCOME AND EXPENSE. Interest expense was $126,000 for the three months ended September 30, 2000 as compared to $99,000 for the comparable period in 1999. This slight increase in interest expense was primarily a result of higher interest rates and fees associated with our new credit facility with Wells Fargo Business Credit, Inc. Other income of $177,000 in the 2000 period included a $197,000 gain on the sale of stock of Wi-Lan, Inc.

         INCOME TAXES. Income taxes, while nominal in both respective periods, consist primarily of foreign taxes as we are in a loss carryforward position for federal income tax purposes.

     DISCONTINUED OPERATIONS

         As a result of our decision to discontinue our last remaining material circuits subsidiary in October 2000, our circuits segment has been accounted for as discontinued operations. We reported a net loss from discontinued operations of $702,000 for the three months ended September 30, 2000 as compared to a net loss of $273,000 for the three months ended September 30, 1999. The three months ended September 30, 2000 included a loss of $634,000 from the disposal of our discontinued operations.

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

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

         The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of total net sales:

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                           2000           1999
                                                          ------         ------

Net sales.............................................      100%          100%
Cost of sales.........................................       54            63
                                                          ------         ------
Gross profit..........................................       46            37

Selling, general and administrative expenses..........       35            44
Engineering and product development expenses..........        4             8
                                                          ------         ------
Operating income (loss)...............................        7           (15)
Interest expense......................................       (2)           (2)
Equity in earnings of unconsolidated affiliates.......       --             4
Other expense.........................................        2            --
                                                          ------         ------
Income (loss) from continuing  operations  before
 income taxes.........................................        7           (13)
Income taxes..........................................       --            --
                                                          ------         ------
Income (loss) from continuing operations..............        7           (13)
Loss from discontinued operations.....................       (1)           (4)
Gain (loss) on disposal of discontinued segment.......       (3)            2
                                                          ------         ------
Net income (loss).....................................        3%          (15)%
                                                          ======         ======

     CONTINUING OPERATIONS

         NET SALES. Net sales for the nine months ended September 30, 2000 increased by $115,000 (0.6%) to $19,559,000 as compared to $19,444,000 for the nine months ended September 30, 1999.

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

         GROSS PROFIT. Gross profit as a percentage of total net sales increased to 45.6% for the nine months ended September 30, 2000 as compared to 36.9% for the comparable period in 1999. In dollar terms, total gross profit increased by $1,737,000 (24.2%) to $8,913,000 for the nine months ended September 30, 2000 as compared to $7,176,000 for the comparable period in 1999.

         Gross profit for our telecommunications segment increased in dollar terms by $463,000 (10.8%) to $4,765,000 for the nine months ended September 30, 2000 as compared to $4,302,000 for the comparable period in 1999 and increased as a percentage of related net sales from 38.1% in 1999 to 44.6% in 2000 due largely to a more favorable gross profit on sales of products by newly acquired T-Com, and higher gross profit on new CXR Telcom products.

         Gross profit for our electronic components segment increased in total dollar terms by $1,274,000 (44.4%) to $4,148,000 for the nine months ended September 30, 2000 as compared to $2,874,000 for the comparable period in 1999 and increased as a percentage of related net sales from 35.2% in 1999 to 46.7% in 2000 primarily due to improved profit margins in connection with sales made by XIT Corporation which resulted from manufacturing efficiencies, reduced overhead in connection with the move from the Ontario facility to our Rancho Cucamonga facility, higher production volumes and a larger percentage of higher margin night vision switches. These increases were slightly offset by a decline in profit margin of sales of our U.K. subsidiary due to lower sales volume.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $1,654,000 (19.5%) to $6,826,000 for the nine months ended September 30, 2000 as compared to $8,480,000 for the comparable period in 1999. This decrease is attributable to a reduction in selling expenses of $414,000 and a reduction in our general and administrative expenses of $1,240,000 (23.1%) to $4,113,000 for the nine months ended September 30, 2000 as compared to $5,365,000 for the comparable period in 1999. This decrease in general and administrative expense was primarily due to the fact that certain expenses incurred in the comparable period of 1999 were not incurred in 2000. These expenses include a $452,000 expense related to the establishment of a reserve for a note receivable, a $522,000 charge related to our investor relations efforts and a $193,000 charge related to a contingent stock agreement. In addition, during the first nine months of 2000 we continued in our overall cost cutting efforts.

         ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses consist primarily of research and product development activities of our telecommunications segment and decreased by $689,000 (47.2%) to $773,000 for the nine months ended September 30, 2000 as compared to $1,462,000 for the comparable period in 1999. The majority of this reduction is due to eliminating the CXR engineering function in Fremont, California for test instruments and concentrating our engineering efforts in our St. Charles, Illinois facility and the transfer of transmission and network access product engineering to CRS S.A. in France with no additional staffing.

         OTHER INCOME AND EXPENSE. Interest expense was $321,000 for the nine months ended September 30, 2000 as compared to $302,000 for the comparable period in 1999. This increase in interest expense was primarily a result of higher interest rates and fees associated with our new credit facility with Wells Fargo Business Credit, Inc. Other income of $382,000 in the 2000 period included a $197,000 gain on the sale of stock of Wi-Lan, Inc., and the reversal of a warranty reserve of $116,000 for a warranty settlement related to sales made by the Company's former subsidiary, HyComp, Inc. which was sold in April of 1999. In 1999, other income included $755,000 of recorded earnings based on the equity method as a result of earnings related to our former investment in Digital Transmission Systems, Inc., a $175,000 charge for a warranty expense related to the sale of a subsidiary and a $84,000 loss on the sale of a partnership interest. This expense was offset with the net effect of the equity in earnings of the unconsolidated subsidiary and the write-down of our investment in this subsidiary.

         INCOME TAXES. Income taxes, while nominal in both respective periods, consist primarily of foreign taxes as we are in a loss carryforward position for federal income tax purposes.

     DISCONTINUED OPERATIONS

         As a result of our decision to discontinue our last remaining material circuits subsidiary in October 2000, our circuits segment has been accounted for as discontinued operations. We reported a net loss from discontinued operations of $853,000 for the nine months ended September 30, 2000 as compared to a net loss of $525,000 for the nine months ended September 30, 1999. The nine months ended September 30, 2000 also included a loss of $634,000 from the disposal of our discontinued operations as compared to a gain of $331,000 for the comparable period in 1999 for the sale of HyComp, Inc., a subsidiary in our circuits segment.

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

         As of December 31, 1999 we had working capital of $1,080,000 and an accumulated deficit of $19,759,000. As of that date, we had $480,000 in cash and cash equivalents and $6,168,000 of accounts receivable. As of September 30, 2000 we had working capital of $2,738,000 and an accumulated deficit of $19,319,000. As of that date, we had $694,000 in cash and cash equivalents and $5,804,000 of accounts receivable.

         Cash used in our operating activities totaled $(646,000) and $(128,000) for the nine months ended September 30, 2000 and 1999, respectively. This increase in cash used in operations during the nine months ended September 30, 2000 resulted primarily from payments of $2,903,000 to reduce accounts payable and accrued expenses. This decrease was partially offset by our vigorous accounts receivable collection efforts which provided cash of $1,179,000 during this period.

         Cash provided by our investing activities totaled $791,000 and $628,000 for the nine months ended September 30, 2000 and 1999, respectively. Included in the current period's results is $520,000 from the sale of shares of common stock we held in Digital Transmission Systems, Inc. and $918,000 from the sale of shares of common stock we held in Wi-Lan, Inc. Partially offsetting this investing cash flow was the acquisition of Belix, Inc. which used net cash of $592,000 and the acquisition of the assets of T-Com which used $83,000 in cash.

         Cash provided by financing activities totaled $418,000 for the nine months ended September 30, 2000 as compared to cash used of $595,000 for the nine months ended September 30, 1999 primarily due to the increase in notes payable and long term debt.

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

         Although no significant problems have materialized to date, we will continue to monitor our systems.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         Recent Sales of Unregistered Securities
         ---------------------------------------

         In July 2000, we issued options to purchase up to 100,0000 shares of common stock at an exercise price of $.50 per share to each of our two non-employee directors.

         In August 2000, we issued 40,000 shares of common stock to one investor in connection with the exercise of warrants with an exercise price of $.25 per share.

         In September 2000, we issued 20,000 shares of common stock to one investor in connection with the exercise of warrants with an exercise price of $.25 per share.

         In September 2000, we issued 150,000 shares of Series B Preferred Stock ("Series B Shares") in connection with the acquisition of substantially all of the assets of T-Com, LLC, a Delaware limited liability company. The Series B Shares become convertible into shares of common stock of the Company in three equal lots of 50,000 Series B Shares each at the end of six, twelve and eighteen months, respectively, following the acquisition closing date of September 22, 2000. Each Series B Share will be convertible into ten common shares, and conversion rights will be cumulative, with all 150,000 Series B Shares being convertible into common stock after eighteen months. The Series B Shares have a liquidation preference of $6.40 per share. This liquidation preference means that upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Series B Shares will be entitled to receive, subject to prior preference and distribution to holders of Series A Preferred Stock, but prior and in preference to any distribution of our assets to the holders of common stock by reason of their ownership of shares of common stock, $6.40 per Series B Share.

         We may redeem outstanding and unconverted Series B Shares for cash at a price per share equal to $7.36 by giving 20 days' prior written notice to the holders of Series B Shares to be redeemed. If less than all of the Series B Shares are to be optionally redeemed, the particular Series B Shares to be redeemed shall be selected by lot or by such other equitable manner determined by our board of directors. We may not, however, redeem Series B Shares if there is an insufficient number of authorized and reserved shares of common stock to permit conversion of the Series B Shares during the 20-day notice period, to the extent the Series B Shares are subject to a lock-up, or to the extent we receive a conversion notice for Series B Shares prior to the redemption date. If we fail to pay the redemption price after calling any Series B Shares for optional redemption, we will have no further option to redeem Series B Shares.

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

         None.

ITEM 5. OTHER INFORMATION.

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)     Exhibits
                --------

         4.1 Certificate of Designations, Preferences and Rights of Series B Preferred Stock of the Company*

         10.1 Asset Purchase Agreement effective September 1, 2000 by and among the Company, CXR Telcom Corporation and T-Com, LLC*

         10.2 Letter agreement dated October 2, 2000 among the Company, CXR Telcom Corporation and T-Com, LLC relating to Asset Purchase Agreement by and among the same parties*

         10.3 Bill of Sale and Assignment and Assumption Agreement dated as of September 22, 2000 between T-Com, LLC and CXR Telcom Corporation*

         10.4 Credit and Security Agreement dated as of August 16, 2000 by and among XIT Corporation, CXR Telcom Corporation and Wells Fargo Business Credit, Inc.*

         10.5 Revolving Note dated August 16, 2000 in the principal sum of $3,000,000 made by CXR Telcom Corporation and XIT Corporation in favor of Wells Fargo Business Credit, Inc.*

         10.6 Term Note dated August 16, 2000 in the principal sum of $646,765 made by XIT Corporation in favor of Wells Fargo Business Credit, Inc.*

         10.7 Term Note dated August 16, 2000 in the principal sum of $40,235 made by CXR Telcom Corporation in favor of Wells Fargo Business Credit, Inc.*

         10.8 Guarantee dated August 16, 2000 made by Carmine T. Oliva in favor of Wells Fargo Business Credit, Inc.*

         10.9 Waiver of Interest dated August 16, 2000 made by Georgeann Oliva in favor of Wells Fargo Business Credit, Inc.*

         10.10 Guarantee dated August 16, 2000 made by the Company in favor of Wells Fargo Business Credit, Inc.*

         10.11 Guarantor Security Agreement dated August 16, 2000 made by the Company in favor of Wells Fargo Business Credit, Inc.*

         10.12 Letter dated January 26, 2001 from Wells Fargo Business Credit, Inc. confirming the release of Guarantee dated August 16, 2000**

         27.1     Financial Data Schedule*
 ---------------

         * Filed as an exhibit to the initial filing of this report on November 20, 2000 and incorporated by reference.

         ** Filed as an exhibit to the Company's annual report on Form 10-K for the year ended December 31, 2000 and incorporated by reference.

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

                                          MICROTEL INTERNATIONAL, INC.


Dated: April 2, 2001                      By: /S/ CARMINE T. OLIVA
                                             -----------------------------------
                                             Carmine T. Oliva, Chairman of the
                                             Board, Chief Executive Officer
                                             (principal executive officer)
                                             and President



                                          By: /S/ RANDOLPH D. FOOTE
                                             -----------------------------------
                                             Randolph D. Foote, Chief Financial
                                             Officer (principal financial and
                                             accounting officer)