Form 10-K
period 2000-12-31
MICROTEL INTERNATIONAL INC
filed 2001-04-02
CIK 854852

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2000.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to _____________

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

       Registrant's telephone number, including area code: (909) 987-9220

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.0033 par value
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by nonaffiliates of the registrant computed by reference to the closing price of such stock, was $6,035,793 at March 23, 2001.

         The number of shares of the registrant's common stock, $.0033 par value, outstanding as of March 23, 2001 was 20,570,008.

         DOCUMENTS INCORPORATED BY REFERENCE:  None.

================================================================================


                                            PART I
                                                                                         PAGE
ITEM 1.    BUSINESS..................................................................      3

ITEM 2.    PROPERTIES................................................................     22

ITEM 3.    LEGAL PROCEEDINGS.........................................................     23

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................     23

                                           PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.....     24

ITEM 6.    SELECTED FINANCIAL DATA...................................................     25

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS.....................................................     26

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................     43

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............................     44

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE......................................................     44

                                           PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........................     45

ITEM 11.   EXECUTIVE COMPENSATION....................................................     48

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT............     58

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................     60

                                           PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...........     65

           INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE............    F-1

           INDEX TO EXHIBITS.........................................................     66

           SIGNATURES................................................................     71

           EXHIBITS FILED WITH THIS REPORT...........................................     72

                                     PART I

ITEM 1. BUSINESS.

CORPORATE OVERVIEW

         We are a Delaware corporation that was formed July 14, 1989 under the name CXR Corp. to hold the shares of two of our three present direct wholly-owned operating subsidiaries, CXR Telcom Corporation, a Delaware corporation formed in 1984 and based in the United States, and CXR, S.A., a company organized under the laws of France in 1973 and based in France. These two subsidiaries manufacture, assemble and distribute transmission and network access products and telecommunications field and central office test instruments. We amended our certificate of incorporation to change our name to CXR Corporation in October 1989 and then to MicroTel International, Inc. in March 1995.

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

         Our acquisition of XIT Corporation occurred in the form of a merger of a newly formed and wholly-owned subsidiary of MicroTel with and into XIT Corporation. The merger involved an exchange by the former shareholders of XIT Corporation of all of the outstanding shares of XIT Corporation for newly issued shares of MicroTel representing a majority ownership interest in MicroTel. Because the merger resulted in a change in control of MicroTel, the merger was accounted for as a reverse acquisition, and historical financial information of XIT Corporation is used as the historical financial information of MicroTel.

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

         Effective August 1, 2000, we acquired the assets and business operations of T-Com, LLC, or T-Com. T-Com was a privately-held telecommunications test instruments manufacturer located in Sunnyvale, California. T-Com produced central office equipment, which is equipment that is typically used in telephone switching centers and network operating centers. Prior to the T-Com acquisition, our telecommunications test instruments product line was limited to equipment used in remote field locations.

         One of our main purposes for the T-Com acquisition was to acquire rights to central office equipment products and access to customers who purchase those products. We believe that on a long-term basis, telecommunications companies and other purchasers of telecommunications test instruments may attempt to enhance their efficiency by increasing reliance upon central office equipment and decreasing reliance upon field equipment to the extent technology and circumstances allow. We also believe that we may be able to take advantage of cross-marketing opportunities for our central office and field equipment.

Further, we anticipated and have achieved initial success in increasing the capacity of CXR Telcom Corporation's Fremont, California plant without increasing our overhead by integrating T-Com's operations with those of CXR Telcom Corporation.

         In October 2000, we decided to discontinue our circuits segment. On November 28, 2000, we sold XCEL Etch Tek, which was our only remaining material circuit board business and was a division of XIT Corporation. We intend to retain our Monrovia, California circuit board manufacturing facility as a small captive supplier of circuit boards to XIT Corporation's Digitran Division in our electronic components segment.

         Consequently, through our three direct wholly-owned operating subsidiaries, XIT Corporation, CXR Telcom Corporation and CXR, S.A., and through the divisions and subsidiaries of our subsidiaries, we presently design, manufacture, assemble, and market products and services in the following two business segments:

         Telecommunications

         -- Telecommunications Test Instruments (analog and digital test instruments used in the installation, maintenance, management and optimization of public and private communication networks)

         -- Transmission and Network Access Products (range of products for accessing public and private networks for the transmission of data, voice and video)

         Electronic Components (digital switches and electronic power supplies)

         Our sales are primarily in North America, Europe and Asia. Although a majority of our sales in 2000 were to customers in the telecommunications industry, we also have significant sales to industrial, aerospace and military customers. Our objective in our telecommunication test instrument and transmission business is to become a leader in quality, cost effective solutions to meet the requirements of telecommunications customers. We believe that we can achieve this objective through customer-oriented product development, superior product solutions, and excellence in local market service and support. Our objective in our electronic components business is to become the supplier of choice for harsh environment switches and custom power supplies and to use revenues from this segment to fund growth in our test instruments and transmission and network access products segment.

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

         ELECTRONIC COMPONENTS

         Electronic components are the building blocks for the high technology applications that feed the information hungry society that is driving today's world economy. The electronic components industry comprises three basic segments, which are active components, passive components and electromechanical components. We compete in the active and electromechanical segments of this industry. These segments can be further segmented by industry into telecommunications, aerospace, military, commercial, industrial and other environments, each of which places constraints defining performance and permitted use of differing grades of components.

         We are active only in the industry segments that are characterized by low volume, high margin and long lead times, namely the aerospace, military and telecommunications segments. To support the myriad industrial, commercial and government entities and agencies that rely on digital switches and electronic power supplies, we believe that our electronic components must offer high levels of reliability and in many cases must be tailored to the size, appearance, functionality and pricing needs of each particular customer.

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

         Our extensive knowledge and understanding of our customers' needs, together with the broad capabilities of our transmission and network access products, test instrumentation products and our sophisticated electronic components, enable us to provide the following features and benefits to our customers:

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

         IMPROVED NETWORK QUALITY AND RELIABILITY. Field and office technicians use our test equipment products to diagnose and locate a variety of problems and degradations in telecommunications service. For example, our Sentinel product allows extensive diagnosis and analysis of a T-1 line, which is a type of digital carrier system that transmits voice and data at high speed and is the standard for digital transmission in North America used by large businesses for broadband access. This product allows service providers to identify and repair problems and to restore service efficiently. As a result, our test equipment products support our customers' need to provide high quality and reliable service.

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

         LONG-TERM RELATIONSHIPS. Market procurement methods encourage long-term relationships between electronic components suppliers and customers, with customers committing to a single source of supply, because of the high cost involved in qualifying a product or its alternative for use. For example, a large proportion of XCEL Power Systems Ltd.'s products are qualified products that have been involved in many hours of flight trials.

OUR STRATEGY

         Our objective is to become a leading provider of telecommunications test instruments, transmission and network access products for a broad range of applications within the global telecommunications industry, in addition to becoming the supplier of choice for harsh environment switch and customer power supplies in the aerospace, military and telecommunications markets. The following are the key elements of our strategy to achieve these objectives:

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

PRODUCTS AND SERVICES

         Our products and services are divided into two main business segments:

                  Telecommunications

                  -- Telecommunications Test Instruments (analog and digital test instruments used in the installation, maintenance, management and optimization of public and private communication networks)

                  -- Transmission and Network Access Products (range of products for accessing public and private networks for the transmission of data, voice and video)

                  Electronic Components (digital switches and electronic power supplies)

         During the years ended December 31, 2000, 1999 and 1998, our total sales were $28,050,000, $25,913,000 and $30,100,000, respectively, and the percentages of total sales contributed by each product group within our two main business segments were as follows:

                                                                      YEAR ENDED DECEMBER 31,
       SEGMENT AND PRODUCT TYPE                              2000              1999              1998
       ------------------------                              ----              ----              ----

       Telecommunications

            Test Instruments                                  28.2%            19.2%             26.7%

            Transmission and Network Access Products          26.2%            39.3%             29.9%

            Other Products and Services                        1.5%             1.9%              1.7%
                                                          -----------------------------------------------

                                                              55.9%            60.4%             58.3%
                                                          -----------------------------------------------
       Electronic Components

            Digital Switches                                  28.6%            20.5%             21.6%

            Electronic Power Supplies                         14.8%            15.8%             14.2%

            Other Products and Services                        0.7%             3.3%              5.9%
                                                          -----------------------------------------------

                                                              44.1%            39.6%             41.7%
                                                          -----------------------------------------------

                                                             100.0%           100.0%            100.0%
                                                          ===============================================

OUR TELECOMMUNICATIONS TEST INSTRUMENTS, TRANSMISSION AND NETWORK ACCESS PRODUCTS BUSINESS

         Our telecommunications business comprises telecommunications test equipment and transmission and network access products. During the years ended December 31, 2000 and 1999, the sale of telecommunications products, equipment and related services accounted for approximately 55.9% and 60.4% of our total revenues, respectively. These products, many of which are described below, are configured in a variety of models designed to perform analog and digital measurements or to transmit data at speeds varying from low-speed voice grade transmission to high-speed broadband Internet access, including:

         --       Traditional telephone services, such as modems and plain old telephone service, or POTS
         --       Competitive local exchange carriers, or CLECs
         --       Bite error rate test, or BERT
         --       Dial tone multi-frequency, or DTMF
         --       Transmission impairment measurement, or TIMS
         --       Central office and private business exchange, or CO/PBX,
                  services, where the central office houses the local exchange equipment that routes calls to and from customers, and to
                  Internet service providers and long-distance carriers
         --       Digital data services, or DDS, including the USA and worldwide standards described below:
               I. USA standards, including:
                  --       ISDN, which is an enhanced digital network that
                           offers more bandwidth and faster speed than the
                           traditional telephone network
                  --       Caller identification or caller-ID services
                  --       Digital subscriber line technology, or DSL, which
                           transmits data up to 50 times faster than a conventional dial-up modem using existing copper telephone wires
                  --       Multi-rate symmetric DSL, or MSDSL, which allows the
                           transmission of data over longer distances than single-rate technologies by adjusting automatically or manually the transmission speed
                  --       T-1, which is a standard for digital transmission in
                           North America used by large businesses for broadband access
                  --       FT-1, or fractional T-1, which uses only a selected
                           number of channels from a T-1
                  --       T-3, which is the transmission rate of 44 megabits,
                           or millions of bits, per second, or 44 Mbps, with 672 channels
                  --       Digital signal level 0, or DS0, which is 64 kilobits,
                           or thousands of bits, per second, or 64 kbps, with one channel of a T-1, E-1, E-3 or T-3
                  --       Digital signal level 1, or DS1, which is the T-1
                           transmission rate of 1.54 Mbps, with 24 channels
                  --       Digital signal level 3, or DS3, which is the T-3
                           transmission rate of 44 Mbps, with 672 channels
                  --       Router, or an intelligent device used to connect
                           local and remote networks
                  --       Terminal adapter, which is situated between
                           telephones or other devices and an ISDN line and allows multiple voice/data to share an ISDN line
                  --       Transmission control protocol/Internet protocol, or
                           TCP/IP
              II. Worldwide standards, including:
                  --       E-1, which is the European standard for international
                           digital transmission used by large businesses for broadband access, with 2.108 Mbps, with 30 channels
                  --       FE-1, or fractional E-1, which uses only a selected
                           number of channels from an E-1
                  --       E-3, which is the European standard for T-3, with
                           34.368 Mbps and 480 channels

         TELECOMMUNICATIONS TEST INSTRUMENTS

         Our primary field test instruments, built by our CXR Telcom subsidiary in Fremont, California, are our CXR HALCYON 700 series of products, which we believe provide performance and value in integrated installation, maintenance and testing of telecommunications services. These test instruments are modular, rugged, lightweight, hand-held products used predominantly by telephone and Internet companies to pre-qualify facilities for services, verify proper operation of newly installed services and diagnose problems. Original equipment manufacturers also use service verification equipment to test simulated networks during equipment development and to verify the successful production of equipment.

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
                                    installation and maintenance of T-1
                                    facilities
                           --       can be used for T-1 and FT-1 access and
                                    testing
                           --       T-1 monitor testing occurs automatically
                                    upon plugging in the test set and returns information; test pattern; customer data detected and errors, if any.
                           --       T-1 BERT testing can be accomplished in
                                    automatic mode, which automatically frames and detects pattern if present and displays an all clear message or the type and count of errors, or in the manual mode, which allows the technician to do a simple set up where the technician dictates the variety of test patterns and measurements used

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

    PRODUCT NAME                         KEY USES, FEATURES AND FUNCTIONS

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

         TRANSMISSION AND NETWORK ACCESS PRODUCTS

         Our subsidiary, CXR, S.A., develops, markets and sells a broad line of transmission and network access products that are manufactured in France by CXR, S.A. and sold under the name "CXR Anderson Jacobson." These products include high-quality integrated access devices such as modems, ISDN terminal adapters, ISDN concentrators, remote access servers and networking systems.

         Modems
         ------

         Our customers use our high-quality professional grade modems worldwide for networking and for central office telecommunications applications such as voicemail and billing systems and secure communications. These modems are sold as stand-alone devices for remote sites or as rack-mountable versions for central sites. Our modems are feature rich and we believe generally offer more capabilities and better performance than competing products, especially when operating over poor quality lines. This characteristic alone has made our modems the modems of choice for voicemail applications throughout the United States. Our modems are also available in more rugged versions for industrial applications such as telemetry and remote monitoring in harsh environments.

         ISDN Terminal Adapters
         ----------------------

         Together with modems, we offer a line of ISDN terminal adapters, which are the digital equivalent of analog modems. These terminal adapters are used in a broad range of applications, including point-of-sale and videoconferencing, and are available in standalone as well as rack-mountable versions.

         ISDN Concentrators
         ------------------

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

CB2000 The primary function of this unit is to split one or two primary rate interface links, or PRIs, into multiple basic rate interfaces, or BRIs.
                           -- this allows substantial cost savings by allowing more effective use of available ISDN resources without the limitations of conventional voice PBX
                           -- this allows for migration from BRI to PRI when the number of ports needs to be increased while preserving the user's investment in existing BRI-based terminal equipment
                           -- this unit can be used in a wide variety of situations where multiple BRI and PRI access is required, such as:
                                    -        videoconferencing, where the unit
                                             can be used to aggregate bandwidth
                                             of multiple BRI lines to provide
                                             the necessary bandwidth, and to
                                             connect the videoconferencing
                                             system to the ISDN network through
                                             a PRI access while still providing
                                             connectivity to other ISDN devices,
                                             or to connect two or more
                                             videoconferencing systems together
                                             within the same building or campus
                                             without going through the ISDN
                                             public network
                                    -        ISDN network simulation, which can
                                             be used in places such as
                                             showrooms, exhibition and technical
                                             training centers to eliminate the
                                             need to have access to, and pay for
                                             access to, the ISDN public network
                                             for telephone or data calls
                                    -        remote access servers, which
                                             usually use multiple BRIs, often
                                             need a method for migration from
                                             multiple BRIs to a single PRI as
                                             traffic and the number of users
                                             expands

ISDN TERMINAL ADAPTERS     These devices are the ISDN equivalent of a modem.
                           --       these devices connect non-ISDN devices to
                                    the ISDN via a network termination unit, or NT1, which converts the "U" interface from the telephone company into a 4-wire S/T interface
                           --       allow users to access the data rates of the
                                    digital network
                           --       available as both a standalone unit and as a
                                    rack-mountable card

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

         Remote Access Servers
         ---------------------

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

         Smart Rack
         ----------

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

                       OUR ELECTRONIC COMPONENTS BUSINESS

         Our electronic components segment includes digital switches and electronic power supplies. During the years ended December 31, 2000 and 1999, this segment accounted for approximately 44.1% and 39.6%, respectively, of our net sales.

         DIGITAL SWITCHES

         XIT Corporation's Digitran Division, based in Rancho Cucamonga, California, manufactures, assembles and sells digital switch products serving aerospace, military and industrial applications. Digital switches are manually operated electromechanical devices used for routing electronic signals. Thumbwheel, push button and lever actuated modules, together with assemblies comprised of multiple modules, are manufactured in 16 different model families. The Digitran Division also offers a wide variety of custom keypads and digital switches for unique applications.

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

         BACKLOG

         Our business is not generally seasonal, with the exception that telecommunications test instruments, transmission and network access products purchases by telecommunications customers tend to be lower than average during the first quarter of each year because capital equipment budgets typically are not approved until late in the first quarter. At December 31, 2000 and 1999, our backlog of firm, unshipped orders was approximately $12.5 million and $6.2 million, respectively. Our December 31, 2000 backlog is related approximately 87% to our electronic components business, which tends to provide us with long lead times for our manufacturing processes due to the custom nature of the products, and 13% to our telecommunications business, the majority of which portion relates to our data transmission and network access products. Of these backlog orders, we anticipate fulfilling approximately 80% of our electronic components orders and 100% of our telecommunications orders within the current fiscal year. However, we cannot assure you that we will be successful in fulfilling these orders in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

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

         The major communications service providers to whom we market our telecommunications test instruments and transmission and network access products and services include inter-exchange carriers, incumbent local exchange carriers, competitive local exchange carriers, internet service providers, integrated communications providers, cable service providers, international post, telephone and telegraph companies, banks, brokerage firms, government agencies and other service providers. During 2000, our top five telecommunications test instruments and transmission and network access products customers in terms of revenues were Verizon, Southeast Datacom Incorporated, La Poste (French post office), Nynex and Bouygues Telecom. None of our telecommunications test instruments, transmission or network access products customers represented more than ten percent of our revenues during 2000. However, because we derive a significant portion of our revenues from sales to regional Bell operating companies, or RBOCs, we have experienced and will continue to experience for the foreseeable future a significant impact on our quarterly operating results due to the budgeting cycles of the RBOCs. RBOCs generally obtain approval for their annual budgets during the first quarter of each calendar year. If an RBOC's annual budget is not approved early in the calendar year or is insufficient to cover its desired purchases for the entire calendar year, we are unable to sell products to the RBOC during the period of the delay or shortfall.

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

         ELECTRONIC COMPONENTS

         We sell our components primarily to original equipment manufacturers in the electronics industry, including manufacturers of aerospace and military systems, communications equipment, industrial instruments and test equipment. During 2000, our top five electronic components customers in terms of revenues were BAE Systems Ltd. (including other U. K. companies affiliated with BAE Systems, Ltd.), BAE Systems Canada, Inc., Smiths Industries Aerospace, Electrical Maintenance, Inc. and Raytheon Systems Company. None of our electronic components customers represented more than ten percent of our total revenues during 2000.

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

         We provide repair and training services to enable our customers to improve performance of their networks. We also offer on-line support services to supplement our on-site application engineering support. Customers can also access information regarding our products remotely through our domestic, European and Japanese technical assistance centers.

         We sell many of our telecommunications test instruments and transmission and network access products to large telecommunications service providers. These prospective customers generally commit significant resources to an evaluation of our and our competitors' products and require each vendor to expend substantial time, effort and money educating the prospective customer about the value of the vendor's solutions. Consequently, sales to this type of customer generally require an extensive sales effort throughout the prospective customer's organization and final approval by an executive officer or other senior level employee. The result is lengthy sales and approval cycles, which make sales forecasting difficult. In addition, even after a large telecommunications service provider has approved our product for purchase, their future purchases are uncertain because while we generally enter into long-term supply agreements with those parties, these agreements do not require specific levels of purchases. Delays associated with potential customers' internal approval and contracting procedures, procurement practices, testing and acceptance processes are common and may cause potential sales to be delayed or foregone. As a result of these and related factors, the sales cycle of new products for large customers typically ranges from six to twelve months.

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

         We sell our electronic components primarily to original equipment manufacturers in the electronics industry, including manufacturers of aerospace and military systems, communications equipment, industrial instruments and test equipment. Our efforts to market our electronic components generally are limited in scope.

         XCEL Japan Ltd. resells the switch and keypad products of the Digitran Division and some third-party-sourced components primarily into Japan and also into other highly industrialized Asian countries. Other marketing of our electronic components is primarily through referrals from our existing customers, with sales either direct or via a small number of selected representatives.

         We rely on long-term orders and repeat business from our existing customers. We also approach our existing customers and their competitors to discuss opportunities for us to provide them with additional types of switches they may need. Also, Digitran Division's reputation spanning over 40 years in the electronic components industry and the fact that major original equipment manufacturers have designed many of our switches into their product specifications has frequently resulted in customers seeking us out to manufacture for them unique as well as our standard digital switches.

COMPETITION

         TELECOMMUNICATIONS TEST INSTRUMENTS, TRANSMISSION AND NETWORK ACCESS PRODUCTS

         The market for our telecommunications test instruments, transmission and network access products and services is fragmented and intensely competitive, both inside and outside the United States, and is subject to rapid technological change, evolving industry standards and regulatory developments. We believe that the principal competitive factors affecting our telecommunications test instruments, transmission and network access products business include:

         --       quality of product offerings;
         --       adaptability to evolving technologies and standards;
         --       ability to address and adapt to individual customer
                  requirements;
         --       price and financing terms;
         --       strength of distribution channels;
         --       ease of installation, integration and use of products;
         --       system reliability and performance; and
         --       compliance with government and industry standards.

         Our principal competitors for our telecommunications test instruments, transmission and network access products include Patton Electronics Corporation, Adtran, Digital Engineering. Ltd. and GDC for transmission and network access products and TTC Corporation (a subsidiary of Dynatech Corporation), Ameritech Corporation, Fluke and Sunrise Telecom, Inc. for test instruments. We believe that some of our competitors have greater sales, marketing, technological, research and financial resources than we do. Our competitors' advantage with regard to these resources may reduce our ability to obtain or maintain market share for our products in cases where our competitors are better able than us to satisfy the above competitive factors.

         ELECTRONIC COMPONENTS

         The market for our components is highly fragmented and composed of a diverse group of original equipment manufacturers, including Celab Ltd. and Interpoint/Grenson for power supplies and EECO Switch Division, Transico Inc., C&K Components, Inc., Greyhill Inc., Omron Electronics and Janco Inc. for digital switches. We believe that the principal competitive factors affecting our components business include:

         --       capability and quality of product offerings;
         --       status as qualified products; and
         --       compliance with government and industry standards.

         We have made substantial investments in machinery and equipment tooling. In addition, our Digitran Division has a reputation spanning over 40 years in the electronic components industry, and major original equipment manufacturers have designed many of our digital switches into their product specifications. These factors have acted as barriers to entry for other potential competitors, making us a sole source supplier for approximately 30% to 50% of the digital switches that we sell and causing some customers to seek us out to manufacture for them unique as well as our standard digital switches.

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

         We operate four manufacturing and assembly facilities worldwide. Three of these facilities are certified as ISO 9002-compliant. We have consolidated all of our transmission and network access manufacturing for our North American and European markets at our French manufacturing facility at CXR, S.A. We manufacture all of our test equipment products at the Fremont, California facility of CXR Telcom Corporation. We manufacture all of our digital switches in our Rancho Cucamonga, California facility. We manufacture our electronic power supplies in Ashford, Kent, England.

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

         Accordingly, for the years ended December 31, 2000, 1999 and 1998, our engineering and product development costs were approximately $1.17 million, $1.84 million and $2.20 million, respectively. The decline in these expenses in 2000 as compared to 1999 was primarily due to the termination of engineering activities at our Fremont, California facility and the consolidation of engineering activities at our St. Charles, Illinois facility.

         Our product development costs in 2000, 1999 and 1998 were related primarily to development of new telecommunications test equipment, trunk testing system products and data communications equipment. Current research expenditures are directed principally toward enhancements to the current test instrument product line and development of increased bandwidth, or faster speed, transmission products. These expenditures are intended to improve market share and gross profit margins, although we cannot assure you that we will achieve these improvements.

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

EMPLOYEES

         As of March 23, 2001, we employed a total of 221 persons in our various divisions and subsidiaries. None of our employees are represented by labor unions, and there have not been any work stoppages at any of our facilities. We believe that our relationship with our employees is good.

ITEM 2.  PROPERTIES.

         As of March 23, 2001, we leased or owned approximately 100,000 square feet of administrative, production, storage and shipping space. All of this space was leased other than the Abondant, France facility.

        BUSINESS UNIT                              LOCATION                          FUNCTION
        -------------                              --------                          --------

XIT Corporation/Digitran                     Rancho Cucamonga, California       Manufacturing
(electronic components)                      Monrovia, California

XCEL Power Systems, Ltd.                     Ashford, United Kingdom            Administrative/
and XCEL Corporation Ltd.                    Wales, United Kingdom              Manufacturing
(electronic components)

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

         In December 1996, XIT Corporation acquired a 50% interest in Capital Source Partners, a California general partnership that owned a 63,000 square-foot facility in Ontario, California. Our corporate headquarters and XIT Corporation and its Digitran Division operated from that facility from September 1990 through November 1999. To reduce our utility and monthly rental expenses, we relocated our headquarters to a 5,400 square foot office suite and relocated the Digitran Division's electronic components manufacturing operations to a 15,745 square foot manufacturing facility, which office suite and manufacturing facility are located within approximately one mile of each other in the City of Rancho Cucamonga, California. The lease on the manufacturing facility expires in November 2004, and the lease on the headquarters facility expires in October 2002. Concurrent with the relocation, XIT Corporation sold its interest in Capital Source Partners in exchange for assumption of our rent debt of $152,000, $75,000 in cash and forgiveness of some other debt of approximately $17,000. The sale also included a provision to release us from our future lease obligations consisting of seven remaining years and approximately $3,000,000 of future lease payments regarding the property. As part of the mutual release, we relinquished our claim on a $51,000 deposit and a $115,000 note receivable from the lessor.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Until May 12, 1999, our common stock was traded on the Nasdaq SmallCap Market. On May 13, 1999, the listing of our common stock on the Nasdaq SmallCap Market was discontinued, and thereafter our common stock has been traded on the NASD's OTC Bulletin Board under the symbol "MCTL." The table below shows for each fiscal quarter indicated the high and low bid prices per share of our common stock; as obtained from the Historical Research Department of The Nasdaq Stock Market, Inc. The prices shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                           PRICE RANGE
                                                      --------------------
                                                      LOW             HIGH
                                                      ---             ----
1998:
First Quarter (January 1 - March 31)...........      $ .875          $ 1.625
Second Quarter (April 1 - June 30).............        .75             1.28125
Third Quarter (July 1 - September 30)..........        .4375           1.00
Fourth Quarter (October 1 - December 31).......        .375             .84375

1999:
First Quarter..................................        .375            1.125
Second Quarter.................................        .1875            .5625
Third Quarter..................................        .18              .40
Fourth Quarter.................................        .16              .44

2000:
First Quarter..................................        .42             2.8125
Second Quarter.................................        .4375           1.25
Third Quarter..................................        .4375            .8438
Fourth Quarter.................................        .20              .56

         As of March 23, 2001, we had 20,570,008 shares of common stock outstanding held of record by approximately 3,600 stockholders, and the high and low bid prices of our common stock on the OTC Bulletin Board were $.39 and $.37, respectively.

         No dividends on our common stock have been paid by us to date. Our line of credit with Wells Fargo Business Credit, Inc. prohibits the payment of cash dividends on our common stock. The certificates of designation related to our Series A Preferred Stock and our Series B Preferred Stock provide that shares of those series of preferred stock are not entitled to receive cash dividends. We currently intend to retain future earnings to fund the development and growth of our business and, therefore, do not anticipate paying cash dividends on our common stock within the foreseeable future. Any future payment of dividends on our common stock will be determined by our board of directors and will depend on our financial condition, results of operations, contractual obligations and other factors deemed relevant by our board of directors.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected consolidated historical financial data should be read in conjunction with the consolidated financial statements and the notes to those statements and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. The consolidated statements of operations and comprehensive income data set forth below with respect to the years ended December 31, 1998, 1999 and 2000 and the consolidated balance sheet data at December 31, 1999 and 2000 are derived from, and are qualified by reference to, the consolidated audited financial statements included elsewhere in this report. The historical results are not necessarily indicative of results to be expected for any future periods.

                                                                         THREE
                                                            YEAR         MONTHS
                                                            ENDED        ENDED
                                                          SEPT. 30,     DEC. 31,               YEARS ENDED DECEMBER 31,
                                                          ---------    ---------    ------------------------------------------------
                                                             1996         1996         1997         1998         1999        2000
                                                          ---------    ---------    ---------    ---------    ---------    ---------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME DATA:

Net sales ............................................    $ 14,270     $  3,100     $ 27,251     $ 30,100     $ 25,913     $ 28,050
Cost of sales ........................................       9,442        2,332       18,069       17,353       17,066       15,529
                                                          ---------    ---------    ---------    ---------    ---------    ---------
Gross profit .........................................       4,828          768        9,182       12,747        8,847       12,521
Selling, general and administrative
   expenses ..........................................       3,426        1,045        8,608       10,202       10,584        9,827
Engineering and product development
   expenses ..........................................          --           --        1,797        2,202        1,841        1,167
Write-down of goodwill ...............................          --           --        5,693           --           --           --
                                                          ---------    ---------    ---------    ---------    ---------    ---------
Income (loss) from operations ........................       1,402         (277)      (6,916)         343       (3,578)       1,527
Total other income (expense) .........................         304           49         (627)        (804)        (492)         207
                                                          ---------    ---------    ---------    ---------    ---------    ---------
Income (loss) from continuing operations
   before income taxes ...............................       1,706         (228)      (7,543)        (461)      (4,070)       1,734
Income tax expense ...................................          20           30           97          101          128           31
                                                          ---------    ---------    ---------    ---------    ---------    ---------
Income (loss) from continuing operations .............       1,686         (258)      (7,640)        (562)      (4,198)       1,703
Discontinued operations:
   Loss from operations of
      discontinued segment ...........................        (603)        (647)      (2,053)      (1,203)        (847)        (212)
   Gain (loss) on disposal of discontinued
      segment including provision for
      phase out period of $122 in 2000 ...............          --           --           --          580          449         (487)
                                                          ---------    ---------    ---------    ---------    ---------    ---------
Net income (loss) ....................................    $  1,083     $   (905)    $ (9,693)    $ (1,185)    $ (4,596)    $  1,004
   Foreign currency translation adjustment ...........    $    (89)    $    126     $   (260)    $    206     $   (325)    $   (505)
                                                          ---------    ---------    ---------    ---------    ---------    ---------
Total comprehensive income (loss) ....................    $    994     $   (779)    $ (9,953)    $   (979)    $ (4,921)    $    499
                                                          =========    =========    =========    =========    =========    =========
 Basic earnings (loss) per share from
   continuing operations .............................    $   0.27     $  (0.05)    $  (0.76)    $  (0.05)    $  (0.26)    $   0.09
 Diluted earnings (loss) per share from
   continuing operations .............................    $   0.27     $  (0.05)    $  (0.76)    $  (0.05)    $  (0.26)    $   0.07
Basic earnings (loss) per share from
   discontinued operations ...........................    $  (0.10)    $  (0.10)    $  (0.20)    $  (0.05)    $  (0.02)    $  (0.04)
Diluted earnings (loss) per share from
   discontinued operations ...........................    $  (0.10)    $  (0.10)    $  (0.20)    $  (0.05)    $  (0.02)    $  (0.03)
Basic earnings (loss) per share ......................    $   0.17     $  (0.15)    $  (0.96)    $  (0.10)    $  (0.28)    $   0.05
Diluted earnings (loss) per share ....................    $   0.17     $  (0.15)    $  (0.96)    $  (0.10)    $  (0.28)    $   0.04
Weighted average shares outstanding, basic ...........       5,841        6,064       10,137       11,952       16,638       19,504
Weighted average shares outstanding,
    diluted ..........................................       5,841        6,064       10,137       11,952       16,638       23,027

                                                          SEPT. 30,                            DECEMBER 31,
                                                          ---------    -------------------------------------------------------------
                                                             1996         1996         1997         1998        1999         2000
                                                          ---------    ---------    ---------    ---------    ---------    ---------
                                                                                        (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents ............................    $    492     $    574     $  1,571     $    450     $    480     $    756
Working capital ......................................       3,911        3,554        4,625        4,999        1,080        2,780
Total assets .........................................      12,870       12,316       20,129       20,352       16,489       19,484
Long-term debt, net of current portion ...............       1,755        2,019        2,012        1,175          143          282
Stockholders' equity .................................       5,486        4,753        6,011        5,482        3,801        5,807
Convertible redeemable preferred stock ...............          --           --            1        1,516          588          259

         No cash dividends on our common stock were declared during any of the periods presented above. Shares outstanding and earnings (loss) per share have been restated to give effect to the recapitalization of XIT Corporation (the accounting acquirer) in the reverse acquisition of MicroTel International, Inc. by XIT Corporation on March 26, 1997.

         The historical financial data above for periods prior to the merger is that of XIT Corporation. In conjunction with the reverse acquisition accounting treatment, XIT Corporation changed its fiscal year end from September 30 to December 31 to adopt the fiscal year end of MicroTel International, Inc. The three-month period ended December 31, 1996 represents the "transition" period between XIT Corporation's fiscal year ended September 30, 1996 and the beginning of its new fiscal year on January 1, 1997.

         In October 2000, the Company decided to discontinue its circuits segment's operations. Accordingly, all current and prior financial information related to the circuits segment operations have been presented as discontinued operations in historical financial data above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes to financial statements included elsewhere in this Annual Report on Form 10-K. This report and our consolidated financial statements and notes to financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

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

         Effective August 1, 2000, we acquired the assets and business operations of T-Com, a telecommunications test instruments manufacturer located in Sunnyvale, California. T-Com produced central office equipment, which is equipment that is typically employed in switching centers and network operating centers.

         In October 2000, we decided to discontinue our circuits segment. On November 28, 2000, we sold XCEL Etch Tek, which was our only remaining material circuit board business and was a division of our wholly-owned subsidiary, XIT Corporation. We intend to retain our Monrovia, California circuit board manufacturing facility as a captive supplier of circuit boards to XIT Corporation's Digitran Division in our electronic components segment.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of total net sales.

                                                      YEARS ENDED DECEMBER 31,
                                                    --------------------------
                                                     1998      1999      2000
                                                    ------    ------    ------

Net sales .....................................     100.0%    100.0%    100.0%
Cost of sales .................................      57.7      65.9      55.4
                                                    ------    ------    ------
Gross profit ..................................      42.3      34.1      44.6
Selling, general and administrative expenses ..      33.9      40.8      35.0
Engineering and product development expenses ..       7.3       7.1       4.2
                                                    ------    ------    ------
Operating income (loss) .......................       1.1     (13.8)      5.4
Interest expense ..............................      (2.2)     (1.6)     (1.5)
Other income (expense) ........................      (0.4)     (0.3)      2.3
                                                    ------    ------    ------
Income (loss) from continuing operations
  before income taxes .........................      (1.5)    (15.7)      6.2
Income taxes ..................................       0.4       0.5       0.1
                                                    ------    ------    ------
Income (loss) from continuing operations ......      (1.9)    (16.2)      6.1
Loss from discontinued operations .............      (4.0)     (3.2)     (0.8)
Gain (loss) on disposal of discontinued segment       1.9       1.7      (1.7)
                                                    ------    ------    ------
Net income (loss) .............................      (3.9)%   (17.7)%     3.6%
                                                    ======    ======    ======

         YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31,
         1999

         CONTINUING OPERATIONS

         NET SALES. Net sales for the year ended December 31, 2000 increased by $2,137,000 (8.2%) to $28,050,000 as compared to $25,913,000 for the year ended
December 31, 1999.

         Net sales of our telecommunications products and services during 2000 declined slightly to $15,658,000 from $15,666,000 during 1999. Test equipment sales during 2000 increased by $2,923,000 (58.7%) to $7,906,000 as compared to $4,983,000 for 1999. This increase in sales of test equipment was primarily due to the positive market acceptance of our CXR HALCYON 704 series product line which accounted for $1,125,000 of the increase. The remaining $1,798,000 of this increase was substantially attributable to additional test equipment sales as a result of our acquisition of the business of T-Com in August 2000. This increase in net sales of test equipment was offset by a reduction in sales of transmission and networking equipment that are produced at our French subsidiary, CXR S. A., of $2,931,000 (37.8%) from $10,683,000 during 1999 to
$7,752,000 for 2000. The decline in the net sales of these products was primarily due to the conversion of sales amounts from French Francs to the U.S. Dollars. The average U.S. Dollar value of the French Franc has declined approximately 15% from 1999 to 2000. In addition, budget delays and reductions within the French public sector also contributed to the reduction of transmission equipment sales.

         Net sales of electronic components for 2000 increased by $2,145,000 (20.9%) to $12,392,000 as compared to $10,247,000 for 1999. This increase was primarily due to an increase in digital switch sales of XIT Corporation's Digitran Division of $2,905,000 (63%) for 2000 to $7,508,000 from $4,603,000 for
1999. Contributing to this increase was a large order for switches placed by BAE Systems of Canada, which accounted for $1,656,000 of net sales in 2000. Sales under our contract with BAE Systems Canada, Inc. ended during the first quarter of 2001. This increase was offset by the termination of our subsystem assembly business that accounted for $670,000 of sales in 1999.

         GROSS PROFIT. Gross profit as a percentage of net sales increased to 44.6% for 2000 as compared to 34.1% for 1999. In dollar terms, gross profit increased by $3,674,000 (41.5%) to $12,521,000 for 2000 as compared to
$8,847,000 for 1999. For 2000 and 1999, cost of sales included provisions for inventory obsolescence of $893,000 and $1,145,000, respectively. Provisions for inventory obsolescence are recorded as necessary to reduce obsolete inventory to estimated net realizable value or to specifically reserve for obsolete inventory that we intend to dispose of. Upon disposal of obsolete inventory, the inventory is written off and the allowance for inventory obsolescence is reduced.

         Gross profit for our telecommunications segment increased in dollar terms by $1,292,000 (24.8%) to $6,508,000 for 2000 as compared to $5,216,000 for
1999 and increased as a percentage of related net sales from 33.4% in 1999 to 41.5% in 2000. This increase in gross profit was primarily due to a larger portion of telecommunications segment sales consisting of higher margin test equipment in 2000 which included the new CXR HALCYON 704 series test equipment and our T-Com test equipment. These products, each of which contributed a greater proportion of sales to this segment in 2000 than in 1999, generate a higher gross profit margin than the older model test equipment and generally contribute a higher margin than the transmission products.

         Gross profit of our electronic components segment increased in total dollar terms by $2,382,000 (65.6%) to $6,013,000 for 2000 from $3,631,000 in
1999 and increased as a percentage of related net sales from 35.2% in 1999 to 48.5% in 2000. The increase in gross profit margin in 2000 as compared to 1999 was primarily due to improved profit margins in connection with sales made by XIT Corporation which resulted from manufacturing efficiencies, reduced overhead in connection with the move from the Ontario facility to our Rancho Cucamonga facility, higher production volumes and a larger percentage of higher margin night vision switches. These increases were slightly offset by a decline in profit margin of sales of our U. K. subsidiary due to lower sales volumes.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $757,000 (7.2%) to $9,827,000 for 2000 as compared to $10,584,000 for 1999 and decreased as a percentage of net sales from 40.8% in 1999 to 35.0% in 2000. This decrease is attributable to a reduction in selling expenses of $291,000 and reduction in general and administrative expenses of $466,000. The decrease in general and administrative expenses was primarily due to continued cost cutting efforts and due to certain expenses incurred in 1999 that were not incurred in 2000. These expenses include a $452,000 expense related to the establishment of a reserve for a note receivable, a $522,000 charge related to our investor relations efforts and a $193,000 charge related to a contingent stock agreement. Alternatively, there were general and administrative expenses incurred in 2000 that were not incurred in 1999 including approximately $200,000 of legal and accounting fees related to the filing of a registration statement and other filings with the Securities and Exchange Commission.

         ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses consist primarily of research and product development activities of our telecommunications segment. These expenses decreased by $674,000 (36.6%) to $1,167,000 for 2000 as compared to $1,841,000 for 1999. The majority of this reduction is due to eliminating CXR Telcom's engineering function in Fremont, California for test instruments and concentrating our engineering efforts in only one location, our St. Charles, Illinois facility, and the transfer of transmission and network access product engineering to CXR
S. A. in France with no additional staffing added there.

         OTHER INCOME AND EXPENSE. Interest expense increased slightly to $424,000 for 2000 as compared to $411,000 for 1999. Other income was $631,000 for 2000 as compared to an expense of $81,000 for 1999. Other income in 2000 included $197,000 of gain on the sale of common stock of Wi-LAN, Inc., $137,000 reduction in a warranty reserve, $90,000 for reductions in accruals for settlements related to leased equipment and gain on foreign currency exchange of $94,000.

         INCOME TAXES. Income taxes, while nominal in both respective periods, consist primarily of foreign taxes and U.S. alternative minimum tax as we are in a loss carryforward position for federal income tax purposes. At December 31, 2000 we had total net deferred income tax assets of approximately $16,321,000. These potential income tax benefits, a significant portion of which relates to net operating loss carryforwards, have been subjected to a 100% valuation allowance since realization of these assets is not more likely than not in light of our recurring losses from operations.

         DISCONTINUED OPERATIONS

         As a result of our decision in October 2000 to discontinue our last remaining material circuits business, which operated as the XCEL Etch Tek Division of our XIT Corporation subsidiary, our circuits segment has been accounted for as discontinued operations. We reported a net loss from discontinued operations of $699,000 for 2000 as compared to a net loss of $398,000 for 1999. The 2000 net loss included a loss of $487,000 from the disposal of our discontinued operations, including $122,000 for phase out period as compared to a gain of $449,000 for 1999 relating to the sale of HyComp, Inc., a subsidiary in our circuits segment and the separate sale of its corporate shell.

         Net sales for our circuits business for 2000 decreased by $131,000 (5.5%) to $2,257,000 as compared to $2,388,000 for 1999 primarily due to the sale of our circuits segment facility in November 2000, which resulted in 10 1/2 months of circuit segment sales during 2000.

         Selling, general and administrative expenses related to our discontinued operations declined by $288,000 (43.4%) to $375,000 for 2000 as compared to $663,000 for 1999 primarily due to the sale of HyComp, Inc. in 1999 and cost reductions of Etch-Tek.

         YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31,
         1998

         CONTINUING OPERATIONS

         NET SALES. Net sales for the year ended December 31, 1999 decreased by $4,187,000 (13.9%) to $25,913,000 as compared to $30,100,000 for the year ended
December 31, 1998.

         Net sales of our telecommunications products and services decreased by $1,866,000 (10.6%) to $15,666,000 for 1999, as compared to $17,532,000 for 1998.
This decrease was primarily due to reduced sales of our older CXR 5200 series of telecommunications test sets which we were in the process of replacing with our new CXR HALCYON 700 series of equipment because the older models were not computer compatible and were larger and heavier than the newer models. Sales of our older models, which totaled $15,000 during 1999, declined at a faster rate than the increase in sales of our new models, which sales totaled $1,940,000 during 1999. The decrease in net sales attributable to the decline in sales of our older model test equipment was partially offset by a $937,000 increase in U.S. sales of our transmission products. An increase in sales by CXR, S.A. was not fully recognized by us as a result of a 18.4% decline in the value of the French Franc in relation to the U.S. dollar. The net sales of CXR, S.A. in its functional currency of French Francs were 16.9% greater in 1999 than in 1998. However, because of the decline in the value of the French Franc in relation to the U.S. dollar, CXR, S.A. net sales in U.S. dollars were 15% less in 1999 than in 1998.

         Net sales of electronic components decreased by $2,321,000 (18.5%) to $10,247,000 for 1999 as compared to $12,568,000 for 1998 primarily due to the discontinuance of our XCEL-Lite products, which represented no sales in 1999 as compared to sales of $576,000 in 1998, the discontinuance of low margin subsystem assembly business, which represented sales of $404,000 in 1999 as compared to $696,000 in 1998, a $1,199,000 decline in our switch business and a $158,000 decline in sales of our power supply products.

         GROSS PROFIT. Gross profit as a percentage of total net sales decreased to 34.1% for 1999 as compared to 42.3% for 1998. In dollar terms, total gross profit decreased by $3,900,000 (30.6%) to $8,847,000 for 1999 as compared to $12,747,000 for 1998. For the years ended December 31, 1999 and 1998, cost of sales included provisions for inventory obsolescence of $1,144,000 and $879,000, respectively. Provisions for inventory obsolescence are recorded as necessary to reduce obsolete inventory to estimated net realizable value or to specifically reserve for obsolete inventory that we intend to dispose of. Upon disposal of obsolete inventory, the inventory is written off and the allowance for inventory obsolescence is reduced.

         Gross profit for our telecommunications segment decreased in dollar terms by $2,836,000 (35.2%) to $5,216,000 for 1999 as compared to $8,052,000 for
1998 and decreased as a percentage of related net sales from 45.9% in 1998 to 33.3% in 1999 due largely to a 48% reduction in sales of our older test equipment that had a higher margin than early initial production runs of our newer products and due to a 77% increase in sales of our lower margin transmission products. Our gross profit in this segment was also negatively affected by the total reduction in sales that caused a lower absorption of fixed costs. In addition, because of our cash flow constraints, we were unable to pay many of our suppliers in a timely fashion. As a result, we were forced to use higher cost suppliers for some of our parts. However, margins on the new test instruments are expected to meet or exceed the margins of older products as production lot sizes increase and other efficiencies are achieved as the new products mature. As of April 2000, all lower margin transmission products had been transferred from California to France, where those products are more efficiently produced, thus achieving a higher margin on the same products now being exported from France for resale in the U.S.

         Gross profit for our electronic components segment decreased in total dollar terms by $1,064,000 (22.7%) to $3,631,000 for 1999 as compared to
$4,695,000 for 1998 and decreased as a percentage of related net sales from 37.3% in 1998 to 34.1% in 1999 primarily due to additional costs incurred in connection with the move from the Ontario facility to our Rancho Cucamonga facility.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $382,000 (3.7%) to $10,584,000 for 1999 as compared to $10,202,000 for 1998. Our general and administrative expenses increased by $400,000 (7.0%) to $6,094,000 for 1999 as compared to $5,694,000 for 1998 primarily due to the non-cash expense of $522,000 in shares of our common stock and warrants to purchase our common stock to our investor relations firms in connection with our plan to increase our visibility within the investment community. Offsetting increases in general and administrative expenses were reductions in expenses due to the transfer of the administrative functions of CXR Telcom to our corporate office.

         ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses, which consist primarily of research and product development activities of our telecommunications segment, decreased by $361,000 (16.4%) to $1,841,000 in 1999 as compared to $2,202,000 for 1998. This reduction was primarily due to elimination of the CXR engineering function in Fremont, California in May 1999, which reduced engineering expenses by $294,000. The engineering staff for our United States-based test equipment products is now housed only in our St. Charles, Illinois facility. We believe that engineering and product development are important to our future profitability. All engineering for our transmission products has been consolidated in France at our CXR, S.A. facility.

         OTHER INCOME AND EXPENSE. Interest expense was $411,000 in 1999 as compared to interest expense of $675,000 in 1998. This decrease in interest expense was primarily a result in decreased average borrowings during 1999.

         INCOME TAXES. Income taxes, while nominal in both respective periods, consist primarily of foreign taxes as we are in a loss carryforward position for federal income tax purposes. At December 31, 1999, we had total net deferred income tax assets of approximately $18,335,000. These potential income tax benefits, a significant portion of which relates to net operating loss carryforwards, have been subjected to a 100% valuation allowance since realization of these assets is not more likely than not in light of our recurring losses from operations.

         DISCONTINUED OPERATIONS

         As a result of our decision to discontinue our last remaining material circuits operation in October 2000, our circuits segment has been accounted for as discontinued operations. We reported a net loss from discontinued operations of $398,000 for 1999 as compared to a net loss of $623,000 for 1998.

         Net sales for our circuits business for 1999 decreased by $4,773,000 (66.7%) to $2,388,000 as compared to $7,161,000 for 1998 primarily due to the sale of HyComp, Inc. on March 31, 1999 and the sale of XCEL Arnold Circuits, Inc. on March 31, 1998, which accounted for $3,880,000 of the reduction, as well as a lack of working capital to acquire materials necessary to support customer delivery requirements in the remaining XCEL Etch Tek Division because available working capital was dedicated to higher margin components and telecommunications products.

         Gross profit for our circuits business decreased in total dollar terms by $848,000 (131.9%) to gross loss of $(205,000) in 1999 as compared to gross profit of $643,000 in 1998 and decreased as a percentage of related net sales from 9.0% in 1998 to 8.6% in 1999 primarily due to the sale of HyComp, Inc. in 1999, which accounted for $1,292,000 of the reduction, and the booking of a reserve in the amount of $250,000 to cover potential warranty claims associated with products sold by HyComp, Inc. prior to its sale.

LIQUIDITY AND CAPITAL RESOURCES

         During the year ended December 31, 2000, we funded our operations primarily through revenue generated from our operations and through our prior line of credit with Congress Financial Corporation, or Congress Financial, and through our new line of credit with Wells Fargo Business Credit, Inc.

         During the latter part of 1999, we embarked on a cost reduction program in an effort to improve our cash flow position and profitability. This program included a significant reduction in personnel, the downsizing and relocation of our corporate headquarters and the sale of investments we had in other companies. As described below, these cost measures, together with our line of credit, have had a positive impact on MicroTel.

         As of December 31, 2000 we had working capital of $2,780,000 and an accumulated deficit of $18,775,000. As of that date, we had $756,000 in cash and cash equivalents and $7,440,000 of accounts receivable.

         Cash used in our operating activities totaled $201,000 for 2000 as compared to cash provided by operating activities of $729,000 for 1999. This decrease in cash provided by operations during 2000 resulted primarily from payments of $1,515,000 to reduce accounts payable and accrued expenses. In addition, $1,468,000 was used to increase inventory, primarily at our U.K. location, in order to service our backlog of orders for power supplies. These cash outflows were partially offset by net income of $1,004,000 realized in 2000 as compared to net loss of $4,596,000 in 1999.

         Cash provided by our investing activities totaled $909,000 for 2000 as compared to cash provided by our investing activities of $756,000 for 1999. Included in the 2000 results is $520,000 from the sale of shares of common stock we held in Digital Transmission Systems, Inc., or DTS, and $918,000 from the sale of shares of common stock we held in Wi-Lan, Inc., which we obtained when we sold our interest in DTS to Wi-Lan, Inc. Partially offsetting this investing cash flow was the acquisition of Belix, Inc. which used net cash of $592,000 and the acquisition of the assets of T-Com which used $82,000 in cash.

         Cash provided by financing activities totaled $73,000 for 2000 as compared to cash used in financing activities of $1,130,000 for 1999. The primary reason for the cash provided by financing activities in 2000 was the increased borrowings of XCEL Power Systems, Ltd., our U.K.-based power supply producer to provide working capital to service its growing backlog.

         On June 23, 2000, our credit facility with Congress Financial expired while we were out of compliance with the adjusted net worth covenant of this facility. Congress Financial extended this facility through August 14, 2000. On August 16, 2000, our subsidiaries, CXR Telcom and XIT Corporation, together with MicroTel acting as guarantor, obtained a credit facility from Wells Fargo Business Credit, Inc. This facility provides for a revolving loan of up to $3,000,000 secured by our inventory and accounts receivable and a term loan in the amount of $687,000 secured by our machinery and equipment. As a condition of extending this credit facility to our subsidiaries, Wells Fargo Business Credit, Inc. required our President and Chief Executive Officer, Carmine Oliva, to personally guaranty a portion of our indebtedness under the facility. On January 26, 2001, Mr. Oliva was released from this guaranty. The annual interest rate on both portions of the credit facility is the prime rate plus 2%. The facility contains a performance-based interest reduction feature. Based upon our 2000 financial performance, we will obtain a reduction in the interest rate to the prime rate plus 1% upon completion of the audit of our financial statements for the year ended December 31, 2000. The terms of the credit facility provide for a reduction in the interest rate to the prime rate plus 1.5% if the consolidated net income of XIT Corporation and CXR Telcom exceeds $250,000 for the year ended December 31, 2000 or the prime rate plus 1% if the consolidated net income of XIT Corporation and CXR Telcom exceeds $500,000 for the year ended December 31, 2000. The balance outstanding under this credit facility was $1,798,000 on December 31, 2000. There was $1,202,000 of additional borrowings available as of December 31, 2000. The credit facility expires on August 16, 2003. Our foreign subsidiaries have obtained credit facilities with Lloyds Bank in England, Banc National du Paris, Societe General and Banque Hervet in France and Johan Tokyo Credit Bank in Japan.

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

EURO CONVERSION

         Our operating subsidiaries located in France and the United Kingdom have combined net sales from operations approximating 49% of our total net sales for the year ended December 31, 2000. Net sales from the French subsidiary participating in the Euro conversion were 33% of our net sales for the year ended December 31, 2000. We continue to review the impact of the Euro conversion on our operations.

         In 1998, our European operations took steps to ensure their capability of entering into Euro transactions as of January 1, 1999. No material changes to information technology and other systems were necessary to accommodate these transactions because these systems already were capable of using multiple currencies.

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

SELECTED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following table sets forth selected quarterly financial data for each of the last eight fiscal quarters. This quarterly information is unaudited, has been prepared on the same basis as our annual financial statements, and, in our opinion, reflects all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the information for periods presented. Operating results for any quarter are not necessarily indicative of results for any future period.

                                                                           QUARTER ENDED
CONSOLIDATED STATEMENTS OF             -------------------------------------------------------------------------------------
  OPERATIONS AND COMPREHENSIVE          MAR 31,   JUNE 30,   SEPT 30,    DEC 31,    MAR 31,   JUNE 30,   SEPT 30,   DEC. 31,
  INCOME DATA                            1999       1999       1999       1999       2000       2000       2000       2000
                                       --------   --------   --------   --------   --------   --------   --------   --------
                                                                   (IN THOUSANDS)
Net sales ..........................   $ 6,677    $ 6,319    $ 6,448    $ 6,469    $ 5,860    $ 6,828    $ 6,871    $ 8,491
Cost of sales ......................     4,127      3,938      4,203      4,798      3,534      4,032      3,080      4,883
                                       --------   --------   --------   --------   --------   --------   --------   --------
Gross profit .......................     2,550      2,381      2,245      1,671      2,326      2,796      3,791      3,608
Selling, general and administrative
  expenses .........................     3,408      2,687      2,385      2,104      2,147      2,248      2,431      3,001
Engineering and product development
  expenses .........................       526        477        459        379        243        253        277        394
                                       --------   --------   --------   --------   --------   --------   --------   --------
Income (loss) from operations ......    (1,384)      (783)      (599)      (812)       (64)       295      1,083        213
Other income (expenses), net .......       379        164       (150)      (885)        --         10         51        146
                                       --------   --------   --------   --------   --------   --------   --------   --------
Income (loss) from continuing
  operations before income taxes ...    (1,005)      (619)      (749)    (1,697)       (64)       305      1,134        359
Income tax expense .................         8          5         12        103          7          4          2         18
                                       --------   --------   --------   --------   --------   --------   --------   --------
Income (loss) from continuing
  operations .......................    (1,013)      (624)      (761)    (1,800)       (71)       301      1,132        341
Discontinued operations:
  Income (loss) from operations of
   discontinued segment ............      (293)      (290)      (273)         9        (56)       (95)       (68)         7
  Gain (loss) on disposal of
   discontinued segment ............       331         --         --        118         --         --       (634)       147
                                       --------   --------   --------   --------   --------   --------   --------   --------
Net income (loss) ..................   $  (975)   $  (914)   $(1,034)   $(1,673)   $  (127)   $   206    $   430    $   495
Other comprehensive gain (loss),
  net ..............................      (263)      (161)       244       (145)       296       (436)      (295)       (70)
                                       --------   --------   --------   --------   --------   --------   --------   --------
Total comprehensive gain (loss) ....   $(1,238)   $(1,075)   $  (790)   $(1,818)   $   169    $  (230)   $   135    $   425
                                       ========   ========   ========   ========   ========   ========   ========   ========
Basic earnings (loss) per share
  from continuing operations........     (0.07)     (0.04)     (0.05)     (0.10)     (0.01)      0.02       0.06       0.01
Diluted earnings (loss) per share
  from continuing operations .......     (0.07)     (0.04)     (0.05)     (0.10)     (0.01)      0.02       0.05       0.01
Basic earnings (loss) per share from
  discontinued operations ..........     (0.00)     (0.02)     (0.01)      0.01      (0.00)     (0.01)     (0.04)      0.01
Diluted earnings (loss) per share
  from discontinued operations .....     (0.00)     (0.02)     (0.01)      0.01      (0.00)     (0.01)     (0.03)      0.01
Basic earnings (loss) per share ....     (0.07)     (0.06)     (0.06)     (0.09)     (0.01)      0.01       0.02       0.02
Diluted earnings (loss) per shares .     (0.07)     (0.06)     (0.06)     (0.09)     (0.01)      0.01       0.02       0.02

The following table sets forth a portion of the above unaudited information as a percentage of net sales.

CONSOLIDATED STATEMENTS OF
  OPERATIONS AND COMPREHENSIVE
  INCOME DATA
                                                                         QUARTER ENDED
                                  --------------------------------------------------------------------------------------------
                                   MAR 31,    JUNE 30,    SEPT 30,     DEC 31,     MAR 31,    JUNE 30,    SEPT 30,    DEC. 31,
                                    1999        1999        1999        1999        2000        2000        2000        2000
                                  --------    --------    --------    --------    --------    --------    --------    --------
                                                                        (IN THOUSANDS)
Net sales .....................       100%        100%        100%        100%        100%        100%        100%        100%
Cost of sales .................        62          62          65          74          60          59          45          58
                                  --------    --------    --------    --------    --------    --------    --------    --------
Gross profit ..................        38          38          35          26          40          41          55          42
Selling, general and
  administrative expenses .....        51          43          37          33          37          33          35          35
Engineering and product
  development expenses ........         8           7           7           6           4           4           4           5
                                  --------    --------    --------    --------    --------    --------    --------    --------
Income (loss) from operations .       (21)        (12)         (9)        (13)         (1)          4          16           2
Other income (expenses),  net .         6           2          (3)        (13)         --          --           1           2
                                  --------    --------    --------    --------    --------    --------    --------    --------
Income (loss) from continuing
  operations before income
  taxes .......................       (15)        (10)        (12)        (26)         (1)          4          17           4
Income tax expense ............        --          --          --           2          --          --          --          --
                                  --------    --------    --------    --------    --------    --------    --------    --------
Income (loss) from continuing
  operations ..................       (15)        (10)        (12)        (28)         (1)          4          17           4
Discontinued operations:
   Loss from operations of
  discontinued segment ........        (5)         (5)         (4)         --          (1)         (1)         (2)         --
   Gain (loss) on disposal of
  discontinued segment ........         5          --          --           2          --          --          (9)          2
                                  --------    --------    --------    --------    --------    --------    --------    --------
Net income (loss) .............       (15)        (15)        (16)        (26)         (2)          3           6           6
Other comprehensive
   gain (loss),  net ..........        (4)         (2)          4          (2)          5          (6)         (4)         (1)
                                  --------    --------    --------    --------    --------    --------    --------    --------
Total comprehensive gain (loss)       (19)        (17)        (12)        (28)          3          (3)          2           5
                                  ========    ========    ========    ========    ========    ========    ========    ========

         Our operating results have fluctuated from quarter to quarter due to a variety of reasons. We note below some of the larger changes in various line items in the table above.

         Net sales from continuing operations for the quarter ended March 31, 1999 were slightly below net sales from continuing operations for the quarter ended March 31, 1998. However the loss from continuing operations for the quarter ended March 31, 1999 increased by $234,000 (22.2%) to $1,013,000 from $828,000 in the quarter ended March 31, 1998. The primary reason for the increase in the loss from continuing operations was $522,000 of expense related to our investor relations efforts. A gain of $331,000 was recorded for the gain on the sale of HyComp, Inc. in the first quarter of 1999 and included in discontinued operations.

         Net sales from continuing operations for the quarter ended June 30, 1999 declined by $1,205,000 (16.0%) to $6,319,000 from $7,524,000 for the quarter ended June 30, 1998. Gross margins declined slightly to 37.7% for the quarter ended June 30, 1999 from 41.3% for the quarter ended June 30, 1998. The decrease in net sales was due to declines in sales in both the telecommunications segment and the electronic components segment. The loss from discontinued operations for the quarter ended June 30, 1999 includes $452,000 of a net write-off, included in other income and expenses, for a note receivable received as part of the proceeds from the sale of XCEL Arnold Circuits, Inc.

         Net sales from continuing operations for the quarter ended September 30, 1999 declined $1,404,000 (17.9%) to $6,448,000 from $7,852,000 for the quarter ended September 30, 1998. The primary reason for the reduction in net sales was the reduced sales of our older CXR 5200 series telecommunications test sets that we were in the process of replacing with our new CXR HALCYON 700 series of equipment because the older models were not computer compatible and were larger and heavier than the new models. Sales of our older models, which declined to $13,000 during the quarter ended September 30, 1999, declined at a faster rate than the increase in sales of our new models, which sales totaled $ 758,000 during the quarter ended September 30, 1999. A loss of $761,000 from continuing operations was incurred in the third quarter of 1999.

         Net sales of continuing operations for the quarter ended December 31, 1999 declined by $1,540,000 (19.2%) to $6,469,000 from $8,009,000 in the fourth quarter of 1998. The primary reason for the decline was lower sales for our telecommunications segment, which lower sales mainly resulted from reduced sales of our older CXR 5200 series telecommunications test sets that we were in the process of replacing with our new CXR HALCYON 700 series of equipment. We wrote down the carrying value of our Digital Transmission System, Inc. stock by $419,000 to the value received in consideration for the sale of the stock in January 2000. This amount was included in other expense and contributed to the loss from continuing operations after tax of $1,800,000 for the quarter ended December 31, 1999.

         Net sales from continuing operations for the quarter ended March 31, 2000 declined by $817,000 (12.2%) to $5,860,000 from $6,677,000 for the quarter ended March 31, 1999. The primary cause of the sales reduction was the decline in sales of our electronic components segment of $654,000 during the quarter ended March 31, 2000. The majority of the decline in the electronic components segment net sales resulted from short-term delays in production releases of some contracts at our U. K. facility that manufactures power supplies. However, due to a reduction in administrative expenses, we were able to limit our loss from continuing operations to only $71,000 despite a considerable reduction in sales in the first quarter of 2000 as compared to the first quarter of 1999. Administrative expense in the quarter ended March 31, 1999 included $522,000 of expenses related to our investor relations efforts.

         Net sales from continuing operations for the quarter ended June 30, 2000 increased by $509,000 (8.1%) to $6,828,000 from $6,319,000 for the quarter ended June 30, 1999. This increase was primarily the result of the acquisition of Belix Ltd., or Belix, a power supply manufacturer based in the U. K. The Belix acquisition was effective March 31, 2000 and contributed $658,000 of revenue in the second quarter of 2000. Income from continuing operations in the quarter ended June 30, 2000 was $301,000 as compared to a loss from continuing operations of $624,000 in the quarter ended June 30, 1999. The primary contributor to the improved profit was an overall increase in gross margins in both our telecommunications and electronic components segments resulting in a gross margin of 41.0% for the quarter ended June 30, 2000 as compared to a gross margin of 37.7% for the quarter ended June 30, 1999. Gross margins were improved by moving our U. S. electronic components segment manufacturing operation to a smaller facility and improving the efficiency of manufacturing the new CXR HALCYON test sets in our telecommunications segment.

         Net sales from continuing operations for the quarter ended September 30, 2000 increased by $423,000 (6.6%) to $6,871,000 from $6,448,000 for the quarter ended September 30, 1999. Our electronic components segment provided an increase of $858,000 primarily due to a large order for digital switches from BAE Systems, Canada which accounted for $504,000 of this increase. The increase in sales of our electronic component segment was offset by a $435,000 decrease in sales of our telecommunications segment mainly due to lower sales reported by our facility in France which resulted from late approvals of the capital budgets of some of its customers. Gross margins improved to 55% in the third quarter of 2000 from 34.8% in the third quarter of 1999. Contributing to the gross profit increase was the high gross profit generated by the assets of T-Com that were newly acquired for our telecommunications segment. In addition, efficiencies due to the relocation of our Digitran Division of XIT Corporation improved overall margins in our electronic components segment. These improvements in operating performance contributed to income from continuing operations of $1,132,000 for the quarter ended September 30, 2000 as compared to a loss from continuing operations of $761,000 for the quarter ended September 30, 1999. The $1,132,000 income for the quarter ended September 30, 2000 includes $197,000 from the sale of Wi-LAN, Inc. stock and $237,000 income contributed by T-Com, which was acquired as of August 2000.

         During the quarter ended September 30, 2000 we sold XCEL Etch Tek, the last of our former circuits segment operations, and we reported the $634,000 loss on the sale of XCEL Etch Tek and the $68,000 operating losses of XCEL Etch Tek as losses from discontinued operations.

         Net sales from continuing operations for the three month period ended December 31, 2000 increased $2,022,000 (31.3%) to $8,491,000 as compared to
$6,469,000 for the quarter ended December 31, 1999. The primary reasons for this increase were $717,000 of sales due to the acquisition of T-Com and a $1,097,000 increase in digital switch sales. Gross profit, as a percentage of net sales, increased from 25.8% for the quarter ended December 31, 1999 to 42.5% for the quarter ended December 31, 2000 primarily due to higher volumes, reduced overhead in connection with the move from the Ontario facility to the Rancho Cucamonga facility and a larger percentage of higher margin night vision switches. Operating expenses increased to $3,001,000 during the quarter ended December 31, 2000 as compared to $2,104,000 for the quarter ended December 31, 2000 primarily due to higher legal and accounting fees and higher expenses associated with the T-Com acquisition.

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

         In addition, the cyclical nature of the telecommunications business due to the budgetary cycle of RBOCs, has had and will continue to have for the foreseeable future a significant impact on our quarterly operating results. RBOCs generally obtain approval for their annual budgets during the first quarter of each calendar year. If an RBOC's annual budget is not approved early in the calendar year or is insufficient to cover its desired purchases for the entire calendar year, we are unable to sell products to the RBOC during the period of the delay or shortfall.

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

         A substantial portion of our notes payable and long-term debt have variable interest rates based on the prime interest rate and/or the lender's base rate, which exposes us to risk of earnings loss due to changes in such interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Reference is made to the financial statements included in this report, which begin at page F-1.

         Reference also is made to the supplementary data included in Item 7 of this report under the heading "Selected Quarterly Results of Operations."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

         The names, ages and positions held by our directors and executive officers as of March 23, 2001 are as follows:

        NAME                           AGE                      TITLES
        ----                           ---                      ------
Carmine T. Oliva                       58              Chairman of the Board, President,
                                                       Chief Executive Officer and Director

Graham Jefferies                       43              Executive Vice President and Chief
                                                       Operating Officer of our Telecommu-
                                                       nications Group and Managing Director of
                                                       various subsidiaries

Randolph D. Foote                      52              Senior Vice President and Chief Financial
                                                       Officer

Robert B. Runyon (1)(2)                75              Secretary and Director

Laurence P. Finnegan, Jr. (1)(3)       63              Director

- ----------
(1) Member of the executive compensation and management development committee.
(2)      Member of the nominating committee.
(3)      Member of the audit committee.

         CARMINE T. OLIVA has been Chairman of the Board, President and Chief Executive Officer and a Class III director of MicroTel since March 26, 1997 and of our subsidiary, XIT Corporation, since he founded XIT Corporation in 1983. Mr. Oliva is Chairman of the Board of XCEL Corporation Ltd since 1985, Chairman and Chief Executive Officer of CXR Telcom Corporation since March 1997 and Chairman of CXR S.A. since March 1997. From January 1999 to January 2000, Mr. Oliva served as a director of Digital Transmission Systems Inc. (DTSX), a publicly held company, based in Norcross, Georgia. From 1980 to 1983, Mr. Oliva was Senior Vice President and General Manager, ITT Asia Pacific Inc. Prior to holding that position, Mr. Oliva held a number of executive positions with ITT Corporation and its subsidiaries over an eleven-year period. Mr. Oliva attained the rank of Captain in the United States Army and is a veteran of the Vietnam War. Mr. Oliva earned a B.A. degree in Social Studies/Business from Seton Hall University in 1964 and an M.B.A. degree in Business from The Ohio State University in 1966.

         GRAHAM JEFFERIES was appointed Executive Vice President and Chief Operating Officer of our worldwide Telecommunications Group on October 21, 1999. Mr. Jefferies served as Executive Vice President of MicroTel from April 1999 through October 1999. Mr. Jefferies has served as a director of CXR, S.A. since March 1997, as Managing Director of Belix Power Conversions Ltd. since our acquisition of Belix Power Conversions Ltd. in April 2000, as Managing Director of XCEL Power Systems, Ltd. since September 1996 and as Managing Director of XCEL Corporation. Ltd. since March 1992. Prior to joining us in 1992, he was Sales and Marketing Director of Jasmin Electronics PLC, a major United Kingdom software and systems provider, from 1987 to 1992. Mr. Jefferies held a variety of project management positions at GEC Marconi from 1978 to 1987. Mr. Jefferies earned a B.S. degree in Engineering from Leicester University in 1978, and has experience in mergers and acquisitions. Mr. Jefferies is a citizen and resident of the United Kingdom.

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

         ROBERT B. RUNYON was elected as a Class III director and appointed as our Secretary on March 26, 1997. He has been the owner and principal of Runyon and Associates, a human resources and business advisory firm, since December 1987. He has acted as Senior Vice President of Sub Hydro Dynamics Inc., a privately held marine services company based in Hilton Head, South Carolina, since September 1995. Prior to our merger with XIT Corporation, Mr. Runyon served XIT Corporation both as a director since August 1983 and as a consultant in the areas of strategy development and business planning, organization, human resources and administrative systems. He also consults for companies in environmental products, marine propulsion systems and architectural services sectors in these same areas. From 1970 to 1978, Mr. Runyon held various executive positions with ITT Corporation, including Vice President, Administration of ITT Grinnell, a manufacturing subsidiary of ITT. From 1963 to 1970, Mr. Runyon held executive positions at BP Oil including Vice President, Corporate Planning and Administration of BP Oil Corporation, and director, organization and personnel for its predecessor, Sinclair Oil Corporation. Mr. Runyon was Executive Vice President, Human Resources at the Great Atlantic & Pacific Tea Company from 1978 to 1980. Mr. Runyon earned a B.S. degree in Economics/Industrial Management from University of Pennsylvania in 1950.

         LAURENCE P. FINNEGAN, JR. was elected as a Class II director on March 26, 1997. In addition to being a director of XIT Corporation from 1985 to March 1997, Mr. Finnegan was XIT Corporation's Chief Financial Officer from 1994 to 1997. Mr. Finnegan has held positions with ITT (1970-74) as controller of several divisions, Narco Scientific (1974-1983) as Vice President Finance, Chief Financial Officer and Executive Vice President, and Fischer & Porter (1986-1994) as Senior Vice President, Chief Financial Officer and Treasurer. Since August 1995, he has been a principal of GwynnAllen Partners, Bethlehem, Pennsylvania, an executive management consulting firm. Since December 1996, Mr. Finnegan has been President of GA Pipe, Inc., a manufacturing company based in Langhorne, Pennsylvania. Since September 1997, Mr. Finnegan has been Vice President Finance and Chief Financial Officer of QuestOne Decision Sciences, an efficiency consulting firm based in Pennsylvania. Mr. Finnegan earned a B.S. degree in Accounting from St. Joseph's University in 1961.

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

COMPLIANCE WITH BENEFICIAL OWNERSHIP REPORTING RULES

         Section 16(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. These officers, directors and stockholders are required by the Securities and Exchange Commission regulations to furnish MicroTel with copies of all reports that they file.

         Based solely upon a review of copies of the reports furnished to us during our fiscal year ended December 31, 2000 and thereafter, or any written representations received by us from directors, officers and beneficial owners of more than 10% of our common stock ("reporting persons") that no other reports were required, we believe that, during our 2000 fiscal year, all Section 16(a) filing requirements applicable to our reporting persons were complied with.

ITEM 11.   EXECUTIVE COMPENSATION.

COMPENSATION OF EXECUTIVE OFFICERS

         The following table sets forth information concerning compensation paid to our Chief Executive Officer and each of our other executive officers who received an annual salary and bonus of more than $100,000 for services rendered to us during the years ended December 31, 2000, 1999 and 1998:

                                          SUMMARY COMPENSATION TABLE
                                                                                 LONG-TERM
                                                                                COMPENSATION
                                                                                   AWARD
                                                                                   -----
                                                      ANNUAL COMPENSATION       SECURITIES
                                                     --------------------       UNDERLYING      ALL OTHER
        NAME AND PRINCIPAL POSITION      YEAR        SALARY         BONUS        OPTIONS       COMPENSATION
        ---------------------------      ----        ------         -----        -------       ------------
    Carmine T. Oliva..................   2000       $207,395       $80,000             --        $4,821 (2)
      President and Chief Executive      1999       $198,872            --             --        $4,821 (2)
      Officer (1)                        1998       $198,872            --             --        $2,411 (2)

    Graham Jefferies..................   2000       $128,775       $35,000             --        $6,869 (4)
      Executive Vice President and       1999       $114,192            --         60,000        $5,116 (4)
      Chief Operating Officer of         1998       $ 98,918            --         30,000        $5,567 (4)
      Telecommunications Group (3)

    Randolph D. Foote.................   2000       $103,754       $20,000             --            --
      Senior Vice President, Chief       1999       $ 23,267            --         50,000            --
      Financial Officer (5)              1998             --            --             --            --

- ---------------
(1) Carmine T. Oliva became Chairman and Chief Executive Officer on March 26, 1997, upon Jack Talan's resignation concurrent with the merger of MicroTel International, Inc. with XIT.
(2) Represents the dollar value of insurance premiums we paid with respect to term life insurance for the benefit of Mr. Oliva's spouse.
(3) Mr. Jefferies was appointed Executive Vice President and Chief Operating Officer of our worldwide Telecommunications Group on October 21, 1999. Mr. Jefferies is based in the United Kingdom and receives his remuneration in British pounds. The compensation amounts listed for Mr. Jefferies are shown in United States dollars, converted from British pounds using the average conversion rates in effect during the time periods of compensation.
(4)  Represents contributions to Mr. Jefferies' retirement plan.
(5) Randolph D. Foote was appointed Senior Vice President and Chief Financial Officer on October 4, 1999.

                        OPTION GRANTS IN LAST FISCAL YEAR

         During the year ended December 31, 2000, we did not grant any stock options or stock appreciation rights to any of the named executive officers.

                   OPTION EXERCISES AND FISCAL YEAR-END VALUES

         The following table provides information regarding option exercises in the year ended December 31, 2000 by the named executive officers and the value of unexercised options held by the named executive officers as of December 31, 2000.

                                                                NUMBER OF
                                                          SECURITIES UNDERLYING           VALUE ($) OF UNEXERCISED
                            SHARES                        UNEXERCISED OPTIONS AT          IN-THE-MONEY OPTIONS AT
                           ACQUIRED                         DECEMBER 31, 2000               DECEMBER 31, 2000(1)
                              ON          VALUE             -----------------               --------------------
          NAME             EXERCISE     REALIZED      EXERCISABLE    UNEXERCISABLE      EXERCISABLE     UNEXERCISABLE
          ----             --------     --------      -----------    -------------      -----------     -------------
Carmine T. Oliva.....        --            --            130,633           --                  --            --
Randolph D. Foote....        --            --             50,000           --               4,845            --
Graham Jefferies.....        --            --            126,287           --               5,814            --

- ----------
(1) The closing price of our common stock on December 31, 2000 on the OTC Bulletin Board was $.2969 per share.


EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

         CARMINE T. OLIVA

         Under an employment agreement dated January 1, 1996, Carmine T. Oliva was employed as Chairman, President and Chief Executive Officer of XIT Corporation for a term of five years at an annual salary of $250,000. In July 1996, Mr. Oliva voluntarily agreed to abate a portion of his annual salary in connection with XIT Corporation's salary abatement program then in effect. On May 6, 1997, our board of directors voted to assume the obligations of XIT Corporation under this agreement in light of the appointment of Mr. Oliva to the positions of Chairman of the Board, President and Chief Executive Officer of MicroTel on March 26, 1997.

         On October 15, 1997, we entered into a replacement agreement with Mr. Oliva on substantially the same terms and conditions as the prior agreement. The replacement agreement was subject to automatic renewal for three successive two-year terms beginning on October 15, 2002, unless, during the required notice periods (which run from August 15 to October 15 of the year preceding the year in which a two-year renewal period is to begin), either party gives written notice of its desire not to renew. The agreement provides that Mr. Oliva's salary was to continue at the abated amount of $198,865 per annum until we have reported two consecutive profitable quarters during the term of the agreement or any renewals thereof, at which time his salary was to increase to its pre-abatement level of $250,000 per annum. Based on our unaudited quarterly financial statements, this increase to $250,000 occurred effective as of November 1, 2000.

         As of January 1, 2001, we entered into a new employment agreement with Mr. Oliva. The agreement is subject to automatic renewal for consecutive two-year terms beginning on January 1, 2006, unless, during the required notice periods (which run from September 1 to November 1 of the second year preceding the year in which a two-year renewal period is to begin), either party gives written notice of its desire not to renew. The agreement provides for a base salary of $250,000 per year and states that Mr. Oliva is eligible to receive merit or promotional increases and to participate in other benefit and incentive programs we may offer.

         If the board of directors makes a substantial addition to or reduction of Mr. Oliva's duties, Mr. Oliva may resign upon written notice given within 30 days of the change in duties. Within 30 days after the effective date of a resignation under these circumstances, we will be obligated to pay to Mr. Oliva the value of three years of his annual salary or the value of his annual salary that would have been due through January 1, 2006, whichever is greater.

         If we terminate Mr. Oliva for cause, our obligation to pay any further compensation, severance allowance, or other amounts payable under the agreement terminates on the date of termination. If we terminate Mr. Oliva without cause (including by ceasing our operations due to bankruptcy or by our general inability to meet our obligations as they become due), we must provide him with 60 days' prior written notice. If the termination without cause occurs prior to the expiration of the initial term of the agreement on December 31, 2005, Mr. Oliva will be entitled to be paid his annual salary for three years following the termination or until December 31, 2005, whichever is the longer period. If the termination occurs during a renewal period, Mr. Oliva will be entitled to be paid his annual salary through the expiration of the particular renewal period or for two years, whichever is the longer period, and to be paid all other amounts payable under the agreement.

         We may terminate the agreement upon 30 days' written notice in the event of a merger or reorganization in which our stockholders immediately prior to the merger or reorganization receive less than 50% of the outstanding voting shares of the successor corporation and in the event of a sale of all or substantially all of our assets or a sale, exchange or other disposition of two-thirds or more of our outstanding capital stock. If Mr. Oliva is terminated without cause within two years following a change of control, then:

         -- if the termination occurs prior to the expiration of the initial term of the agreement on December 31, 2005, Mr. Oliva will be entitled to be paid his annual salary and all other amounts payable under the agreement for three years following the termination or until December 31, 2005, whichever is the longer period, which amounts shall be payable at his election in a lump sum within 30 days after the termination or in installments;

         -- if the termination occurs during a renewal period, Mr. Oliva will be entitled to be paid his annual salary through the period ending two years after the expiration of the particular renewal period, and to be paid all other amounts payable under the agreement;

         -- Mr. Oliva will be entitled to receive the average of his annual executive bonuses awarded to him in the three years preceding his termination, over the same time span and under the same conditions as his annual salary;

         -- Mr. Oliva will be entitled to receive any executive bonus awarded but not yet paid;

         -- Mr. Oliva will be entitled to receive a gross up of all compensatory payments listed above so that he receives those payments substantially free of federal and state income taxes; and

         -- Mr. Oliva will continue to receive coverage in all benefit programs in which he was participating on the date of his termination until the earlier of the end of the initial term or renewal term in which the termination occurred and the date he receives equivalent coverage and benefits under plans and programs of a subsequent employer.

         If Mr. Oliva dies during the term of the agreement, amounts payable under the agreement to or for the benefit of Mr. Oliva will continue to be payable to Mr. Oliva's designee or legal representatives for two years following his death. If Mr. Oliva is unable to substantially perform his duties under the agreement for an aggregate of 180 days in any 18-month period, we may terminate the agreement by ten days' prior written notice to Mr. Oliva following the 180th day of disability. However, we must continue to pay amounts payable under the agreement to or for the benefit of Mr. Oliva for two years following the effective date of the termination.

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

         -- all loan collateral pledged by Mr. Oliva has been returned to Mr. Oliva; and

         -- all personal guarantees given by Mr. Oliva or his family on our behalf are voided.

         The agreement provides that we will furnish a life insurance policy on Mr. Oliva's life, in the amount of $1 million, payable to Mr. Oliva's estate in the event of his death during the term of the agreement and any renewals of the agreement. This benefit is in return for, and is intended to protect Mr. Oliva's estate from financial loss arising from any and all personal guarantees that Mr. Oliva provided in favor of us, as required by various corporate lenders. This benefit is also intended to enable Mr. Oliva's estate to exercise all warrants and options to purchase shares of our common stock.

         GRAHAM JEFFERIES

         On May 1, 1998, we entered into an employment agreement with Mr. Jefferies for a term of two years at an initial annual salary of 67,000 British pounds (approximately $106,500 at the then current exchange rates) that is subject to automatic renewal for two successive one-year terms beginning on May 1, 2000. Mr. Jefferies was to act as Managing Director of XCEL Corporation, Ltd. and to perform additional services as may be approved by our board of directors.

         If the board of directors makes a substantial addition to or reduction of Mr. Jefferies' duties, Mr. Jefferies may resign upon written notice given within 30 days of the change in duties. Within 30 days after the effective date of a resignation under these circumstances, we will be obligated to pay to Mr. Jefferies the value of one year of his annual salary.

         If we terminate Mr. Jefferies for cause, our obligation to pay any further compensation, severance allowance, or other amounts payable under the agreement terminates on the date of termination. If we terminate Mr. Jefferies without cause (including by ceasing our operations due to bankruptcy or by our general inability to meet our obligations as they become due), we must provide him with 60 days' prior written notice. Mr. Jefferies will be entitled to be paid his annual salary through the expiration of the current renewal period, and to be paid all other amounts payable under the agreement.

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

         The audit committee makes recommendations to our board of directors regarding the selection of independent auditors, reviews the results and scope of the audit and other services provided by our independent auditors, reviews our financial statements for each interim period, and reviews and evaluates our internal audit and control functions. From January 1, 1999 through June 25, 1999, this committee consisted of David Barrett, a former director of MicroTel, and Laurence Finnegan. Since June 26, 1999, this committee has consisted of Laurence Finnegan.

         The executive compensation and management development committee is responsible for establishing and administering our policies involving the compensation of all of our executive officers and establishing and recommending to our board of directors the terms and conditions of all employee and consultant compensation and benefit plans. From January 1, 1999 through June 25, 1999, this committee consisted of David Barrett, a former director of MicroTel, and Robert B. Runyon. Since June 26, 1999, this committee has consisted of Robert B. Runyon and Laurence Finnegan.

         The nominating committee selects nominees for the board of directors. Beginning in 2000, the nominating committee has consisted of Robert B. Runyon.

COMPENSATION OF DIRECTORS

         During 2000, each non-employee director was entitled to receive $1,000 per quarter as compensation for their services. Beginning January 1, 2001, each non-employee director is entitled to receive $12,000 per year as compensation for their services. We reimburse all directors for out-of-pocket expenses incurred in connection with attendance at board and committee meetings. We may periodically award options or warrants to our directors under our existing option and incentive plans.

         Mr. Runyon acts as a consultant to MicroTel in the areas of strategy development business and organization planning, human resources recruiting and development and administrative systems. For 2000, Mr. Runyon became entitled to receive approximately $9,744 in consulting fees and reimbursement of expenses. During 2000, we also paid premiums of $2,823 for life insurance on Mr. Runyon for the benefit of his spouse, $30 for life insurance on Mr. Runyon's spouse for the benefit of Mr. Runyon, and $3,570 for health insurance.

         On July 25, 2000, Mr. Runyon and Mr. Finnegan each received an option to purchase 100,000 shares of common stock at $0.50 per share under our 1997 Plan, which options vest in two equal semi-annual installments beginning on January 25, 2001 and expires on July 25, 2010. On February 1, 2001, Mr. Oliva received an option to purchase 100,000 shares of common stock at $0.50 per share under our 1997 Plan, which option vests in two equal semi-annual installments on July 31, 2001 and January 31, 2002 and expires on January 31, 2011.

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

         The 1993 Stock Option Plan authorizes the issuance of incentive stock options, commonly known as ISOs, and non-qualified stock options, commonly known as NQOs, to our employees and independent contractors for the purchase of up to 300,000 shares of our common stock. The 1993 Stock Option Plan terminates on August 31, 2003. Our board does not intend to issue any additional options under the 1993 Stock Option Plan in the future.

         The Employee Stock and Stock Option Plan authorizes the issuance of NQOs and restricted and unrestricted stock grants to our employees (including officers and directors who are employees) and consultants for up to an aggregate of 520,000 shares of common stock. The Employee Stock and Stock Option Plan terminates on July 1, 2004. Our board does not intend to issue any additional options or make any additional stock grants under the Employee Stock and Stock Option Plan.

         The 1997 Stock Incentive Plan authorizes the issuance of ISOs, stock appreciation rights or stock awards to our employees and directors for up to an aggregate of 1,600,000 shares of common stock, except that ISOs may not be granted to non-employee directors. Our board of directors' adoption of the 1997 Stock Incentive Plan was ratified by our stockholders at our 1998 annual meeting of stockholders. The 1997 Stock Incentive Plan terminates on June 15, 2007. As of March 23, 2001, options to purchase up to 1,573,924 shares of common stock were outstanding under the 1997 Stock Incentive Plan.

         Our 2000 Stock Option Plan was adopted by our board of directors in November 2000 and approved by our stockholders on January 16, 2001. The 2000 Stock Option Plan authorizes the issuance of ISOs and NQOs to our employees, officers, directors and consultants and to employees of companies that do business with us for the purchase of up to 2,000,000 shares of common stock. As of March 23, 2001, we had approximately 223 employees, officers and directors eligible to receive options under the 2000 Stock Option Plan, and no options had been issued under this plan. The following is a description of some of the key terms of the 2000 Stock Option Plan.

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

         ADMINISTRATION

         It is the intent of the 2000 Stock Option Plan that it be administered in a manner such that option grants and exercises would be "exempt" under Rule 16b-3 of the Securities Exchange Act of 1934, or the Exchange Act. The executive compensation and management development committee is empowered to select those eligible persons to whom options shall be granted under the 2000 Stock Option Plan; to determine the time or times at which each option shall be granted, whether options will be ISOs or NQOs and the number of shares to be subject to each option; and to fix the time and manner in which each option may be exercised, including the exercise price and option period, and other terms and conditions of options, all subject to the terms and conditions of the 2000 Stock Option Plan. The committee has sole discretion to interpret and administer the 2000 Stock Option Plan, and its decisions regarding the 2000 Stock Option Plan are final, except that our board of directors can act in place of the committee as the administrator of the 2000 Stock Option Plan at any time or from time to time, in its discretion.

         OPTION TERMS

         ISOs granted under the 2000 Stock Option Plan must have an exercise price of not less than 100% of the fair market value of a share of common stock on the date the ISO is granted and must be exercised, if at all, within ten years from the date of grant. In the case of an ISO granted to an optionee who owns more than 10% of the total voting securities of MicroTel on the date of grant, the exercise price may be not less than 110% of fair market value on the date of grant, and the option period may not exceed five years. NQOs granted under the 2000 Stock Option Plan must have an exercise price of not less than 85% of the fair market value of a share of common stock on the date the NQO is granted.

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

         NQOs
         ----

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

         ISOs
         ----

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

         POSSIBLE ANTI-TAKEOVER EFFECTS

         Although not intended as an anti-takeover measure by our board of directors, one of the possible effects of the 2000 Stock Option Plan could be to place additional shares, and to increase the percentage of the total number of shares outstanding, in the hands of the directors and officers of MicroTel. Those persons may be viewed as part of, or friendly to, incumbent management and may, therefore, under some circumstances be expected to make investment and voting decisions in response to a hostile takeover attempt that may serve to discourage or render more difficult the accomplishment of the attempt.

         In addition, options may, in the discretion of the committee, contain a provision providing for the acceleration of the exercisability of outstanding, but unexercisable, installments upon the first public announcement of a tender offer, merger, consolidation, sale of all or substantially all of our assets, or other attempted changes in the control of MicroTel. In the opinion of our board of directors, this acceleration provision merely ensures that optionees under the 2000 Stock Option Plan will be able to exercise their options as intended by the board of directors and stockholders prior to any extraordinary corporate transaction which might serve to limit or restrict that right. Our board of directors is, however, presently unaware of any threat of hostile takeover involving MicroTel.

Report of the Compensation Committee
- ------------------------------------

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

         The Committee has determined that no increase in base salary for Mr. Oliva would be considered until the Company's cash flow can be significantly strengthened and maintained. However, Mr. Oliva, along with a limited number of other senior executives, has been awarded a modest discretionary bonus, payable in installments in 2001, in recognition for their work in achieving a substantial improvement in Company profitability for 2000.

         In order to assure strength and continuity in the office of the Chief Executive, Mr. Oliva's employment contract has been renegotiated, with the new agreement becoming effective on January 1, 2001. The agreement is based upon a five-year commitment, with three successive two-year automatic renewals, predicated upon a mutual agreement between the Company and Mr. Oliva at those times.

                                           Respectfully submitted,

                                           Executive Compensation and Management
                                           Development Committee
                                           MicroTel International, Inc.
                                           Robert B. Runyon, Chairman

PERFORMANCE GRAPH

         Set forth below is a line graph comparing the cumulative total stockholder return on our common stock, based on its market price with the cumulative total return on companies on the Nasdaq Stock Market (U.S.) and the Nasdaq Telecom Index, assuming reinvestment of dividends for the period beginning December 31, 1994 through our fiscal year ended December 31, 2000. This graph assumes that the value of the investment in the Company's common stock and each of the comparison groups was $100 on December 31, 1995.

         PRINTED GRAPHIC

                                     EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

                                                        CUMULATIVE TOTAL RETURN

                                  12/95       12/96        12/97        12/98       12/99       12/00
                                  -----       -----        -----        -----       -----       -----
MicroTel International, Inc.     $100.00     $ 24.00      $ 24.00      $ 10.50     $  7.01     $  4.80

Nasdaq Stock Market (U.S.)        100.00      123.04       150.69       212.51      394.92      237.62

Nasdaq Telecommunications         100.00      102.25       149.26       247.02      438.28      188.38


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         As of March 23, 2001, a total of 20,570,008 shares of our common stock were outstanding. The following table sets forth information as of March 23, 2001 regarding the beneficial ownership of our common stock by:

         --       each person known by us to own beneficially more than five percent, in the aggregate, of the outstanding shares of our common stock as of the date of the table;
         --       each of our directors;
         --       each named executive officer in the Summary Compensation Table contained elsewhere in this report; and
         --       all of our directors and executive officers as a group.

         Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and generally includes voting or investment power with respect to securities. Except as indicated in the footnotes to the table, we believe each shareholder possesses sole voting and investment power with respect to all of the shares of common stock owned by that shareholder, subject to community property laws where applicable. In computing the number of shares beneficially owned by a shareholder and the percentage ownership of that shareholder, shares of common stock subject to options or warrants held by that person that are currently exercisable or are exercisable within 60 days after the date of the table are deemed outstanding. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person or group.

                                                                   AMOUNT AND NATURE
               NAME AND ADDRESS                                      OF BENEFICIAL         PERCENT OF
            OF BENEFICIAL OWNER(1)            TITLE OF CLASS       OWNERSHIP OF CLASS        CLASS
            ----------------------            --------------       ------------------        -----
Orbit II Partners, L.P...................         Common             2,963,810 (2)           14.38%
Carmine T. Oliva.........................         Common             1,448,688 (3)            6.93%
Robert B. Runyon.........................         Common               288,145 (4)            1.39%
Graham Jefferies.........................         Common               129,563 (5)            *
Laurence P. Finnegan, Jr.................         Common                94,171                *
Randolph D. Foote........................         Common                55,000 (6)            *
All executive officers and directors
   as a group (5 persons)................         Common             2,015,567(7)             9.49%

- ----------
*        Less than 1.00%
(1) Unless otherwise indicated, the address of each person in this table is c/o MicroTel International, Inc., 9485 Haven Avenue, Suite 100, Rancho Cucamonga, CA 91730. Messrs. Oliva, Jefferies and Foote are executive officers of MicroTel. Messrs. Oliva, Runyon and Finnegan are directors of MicroTel.
(2) Includes 43,125 shares of common stock underlying warrants. Alan S. MacKenzie, Jr., David N. Marino and Joel S. Kraut are: the managing partners of Orbit II Partners, L.P., a broker-dealer and member of the American Stock Exchange; the managing members of MKM Partners, LLC, an NASD-registered broker-dealer and member of the Pacific Stock Exchange; and general partners of OTAF Business Partners, a general partnership that owns over 10% of the outstanding membership interests in Blackwood Securities, LLC, an NASD member. The address for Orbit II Partners, L.P. is 2 Rector Street, 16th Floor, New York, New York 10006.
(3) Includes 81,889 shares of common stock held individually by Mr. Oliva's spouse, 130,633 shares of common stock underlying options, 163,750 shares of common stock underlying warrants and 50,530 shares of common stock issuable upon conversion of Series A Preferred Stock.
(4)      Includes 108,060 shares of common stock underlying options.
(5)      Includes 126,287 shares of common stock underlying options.
(6)      Includes 50,000 shares of common stock underlying options.
(7) Includes 163,750 shares of common stock underlying warrants, 464,980 shares of common stock underlying options, 81,889 shares of common stock held individually by Mr. Oliva's wife and 50,530 shares of common stock issuable upon conversion of Series A Preferred Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

XCEL ARNOLD CIRCUITS, INC.

         On April 9, 1998, our wholly-owned subsidiary XCEL Arnold Circuits, Inc. sold substantially all of the assets used in its Arnold Circuits business to Arnold Circuits, Inc., a company wholly-owned by Robert Bertrand. Mr. Bertrand, as Trustee of The Bertrand Family Trust, was a beneficial owner of more than five percent of our outstanding common stock as of December 31, 1998. Mr. Bertrand had owned and operated the Arnold Circuits business until September of 1995, when the assets of that business were acquired by XCEL Arnold Circuits, Inc.

         The purchase price for our sale of the assets to Mr. Bertrand was $2,000,000 plus the assumption of liabilities of the Arnold Circuits business. The cash portion of the purchase price was paid by a cash payment of $1,350,000 and delivery of a promissory note in the amount of $650,000, which had a maturity date of March 31, 2000 and an annual interest rate of 8.5%. The cash proceeds were used to retire bank debt and certain other debt, including debt owed to Mr. Bertrand and a related entity. As security for the note, XCEL Arnold Circuits, Inc. received a second lien on substantially all of the assets of Arnold Circuits, Inc. Mr. Bertrand and a related entity guaranteed payment of the promissory note. Provisions of the transaction documents entitled XCEL Arnold Circuits, Inc. to share in any subsequent gain of the sale of the Arnold Circuits business while the note was outstanding.

         The purchase price for the Arnold Circuits business was arrived at through negotiation between Messrs. Oliva and Bertrand and was approved by our board of directors. Prior to reaching agreement with Mr. Bertrand, we unsuccessfully attempted for six months to locate a buyer for the Arnold Circuits business. Given the extent of the operating losses of the Arnold Circuits business in 1997, we believe the terms of the transaction with Mr. Bertrand were no less favorable to us than would have been obtained in an arm's-length transaction with a third party, assuming an interested third party had been found.

         In connection with the transaction, in reconciliation of a prior inter-company debt to the Arnold Circuits business, we issued to Mr. Bertrand and an affiliated entity two non-interest bearing promissory notes totaling $350,000 that were payable on our completion of a financing transaction and, if no financing transaction occurred by May 31, 1998, on demand. In July 1998, we made a payment of $100,000 against the notes and no demand has been made for the balance.

         During 1999, Arnold Circuits, Inc. defaulted under the terms of the note receivable. We offset the balance of the notes payable by us against the note receivable from Mr. Bertrand and then wrote-off the unpaid balance of $452,000 because the business' losses continued at a high rate and Arnold Circuits, Inc. was insolvent. In addition, we released Mr. Bertrand from his personal guarantee of the $452,000 unpaid balance in exchange for a payment to us of approximately $40,000 in cash. Also, warrants held by Mr. Bertrand to purchase up to 250,000 shares of common stock at an exercise price of $2.125 per share were automatically cancelled in accordance with the terms of the note receivable.

DANIEL DROR AND ELK INTERNATIONAL LITIGATION

         In December 1996, we entered into a settlement agreement with Daniel Dror, our former Chairman of the Board, in connection with his separation from our company. In December 1997, Mr. Dror defaulted on the repayment of the first installment of a debt obligation which was an obligation set forth in the agreement. Also in December 1997, Mr. Dror filed suit in the District Court for Galveston County, Texas alleging that we breached an alleged oral modification of the agreement. In January 1998, we answered the complaint denying the allegation, and litigation began in Texas.

         In April 1998, we brought an action in California against Mr. Dror for breach of the agreement and sought recovery of debt due us pursuant to the agreement and recovery of all stock and warrants issued by us under to the agreement to Mr. Dror and/or Elk International Corporation, Ltd., or Elk, a company that was a ten percent stockholder of our company in 1997 and apparently was a member of a control group with Mr. Dror. We obtained a judgment in the amount of $211,000 against Mr. Dror in this litigation. In December 1997, Elk brought an action in Texas against our current Chairman and an unrelated party alleging that Elk received securities of our company pursuant to the merger between us and XIT Corporation and that certain misrepresentations had been made during the merger discussions. In February 1999, Elk filed suit against us, the current Chairman and counsel to us in connection with a stop transfer placed by us on shares of common stock then held by Elk.

         On March 1, 1999, the parties entered into a settlement agreement that terminated all of the foregoing actions. Pursuant to the terms of the settlement agreement, we cancelled 750,000 options to purchase our common stock at an exercise price of $2.375 per share that formerly were held by Elk and issued to Elk warrants to purchase 1,000,000 shares of our restricted common stock at an exercise price of $1.375 per share, all of which warrants were exercised in March 2000. Also, we issued 100,000 shares of restricted common stock to Elk and 25,000 shares each to two other parties to the settlement agreement. We also agreed to pay legal expenses totaling $60,000, over a period of six months. The aggregated fair value of the settlement was approximately $130,000 and is reflected in our consolidated financial statements for the period ended December 31, 1998.

SERIES A PREFERRED STOCK AND WARRANT TRANSACTIONS

         On December 23, 1999, Orbit II Partners, L.P., Samuel J. Oliva, Samuel
G. Oliva and Carmine T. Oliva, or the Series A Purchasers, purchased an aggregate of 39.5 shares of Series A Preferred Stock and accompanying warrants to purchase up to an aggregate of 197,500 shares of common stock from two of the three original holders of shares of our Series A Preferred Stock, or the Series A Sellers, for an aggregate consideration of approximately $400,000 in cash. Orbit II Partners, L.P. is a Delaware limited partnership that as of March 23, 2001 beneficially owned more than five percent of our outstanding common stock. Carmine T. Oliva is our President, Chief Executive Officer and Chairman of the Board. Samuel J. Oliva and Samuel G. Oliva are the brother and son, respectively, of Carmine T. Oliva.

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

         On November 3, 1998, the Series A Original Holders and MicroTel agreed to modify the conversion price of the Series A Preferred Stock to a fixed factor so that for so long as our common stock continued to be listed on the Nasdaq SmallCap Market, each share of Series A Preferred Stock was to be convertible into 20,000 shares of common stock. The modified conversion price was calculated by dividing $10,000 by $0.50 per share of Series A Preferred Stock. The Series A Original Holders and MicroTel also agreed on November 3, 1998 that the exercise price of the related warrants would be reduced from $1.25 per share to $0.75 per share. As of November 3, 1998, under the original conversion price formula each share of Series A Preferred Stock would have been convertible into approximately 24,615 shares of common stock at a per share conversion price of $0.40625, and the closing price of a share of our common stock on the Nasdaq SmallCap Market was $0.4375. We agreed to adjust the conversion price of the Series A Preferred Stock and the exercise price of the related warrants because the prices at which our common stock were trading had been declining at least since the shares of Series A Preferred Stock were issued, and we believed that setting a floor for the conversion price might help to minimize future dilution to our common stockholders.

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

         As described above, on December 23, 1999, the Series A Purchasers purchased an aggregate of 39.5 shares of Series A Preferred Stock and the related warrants to purchase up to an aggregate of 197,500 shares of common stock from the Series A Sellers. In conjunction with the purchase and sale, the holders of the Series A Preferred Stock and MicroTel agreed to modify the conversion price of the Series A Preferred Stock to a fixed factor so that each share of Series A Preferred Stock was to be convertible into 50,530 shares of common stock. This fixed factor was calculated by dividing $10,000 by approximately $0.1979 per share of Series A Preferred Stock. Also in conjunction with the purchase and sale, the holders of the Series A Preferred Stock and MicroTel agreed that all of the outstanding warrants that had been issued to the Series A Original Holders in 1998, including both the warrants that were transferred to the Series A Purchasers and the warrants that were retained by the Series A Sellers because they related to shares of Series A Preferred Stock that already had been converted by the Series A Sellers into shares of common stock, were amended to reduce the exercise price from $0.75 per share to $0.25 per share and to extend the expiration date from May 22, 2001 to December 22, 2002.

         On December 23, 1999, the closing price of a share of our common stock on the OTC Bulletin Board was $0.30, and each share of Series A Preferred Stock would have been convertible into approximately 52,632 shares of common stock at a per share conversion price of $0.19 if the December 1999 modification to the conversion price was not taken into account. The modifications to the exercise price of the warrants and the conversion price of the Series A Preferred Stock were intended to induce the sale of all of the Series A Sellers' unconverted shares of Series A Preferred Stock to the Series A Purchasers. We believed that this sale would benefit MicroTel and its stockholders because the Series A Purchasers had indicated an interest in voluntarily holding the Series A Preferred Stock as a long-term investment rather than converting the Series A Preferred Stock into shares of common stock that would further dilute existing common stockholders and that could be sold in the public market at the low prices at which our shares of common stock were trading.

         In November 2000, we determined that because the modifications to the conversion price in November 1998 and December 1999 had not been submitted to and approved by our stockholders in accordance with the Delaware General Corporation Law, all conversions from November 1998 through July 1999 and in December 1999 should have been made at the original conversion rate of $10,000 divided by the lesser of $1.26 and 100% of the arithmetic average of the three lowest closing bid prices over the 40 trading days prior to the conversions. On January 16, 2001 our stockholders approved an amendment to the certificate of designations, preferences and rights relating to the Series A Preferred Stock which modified the conversion rate for conversions occurring after the amendment was filed with the Delaware Secretary of State on January 22, 2001 so that each share of Series A Preferred Stock will be convertible into 50,530 shares of common stock.

WARRANT EXCHANGE OFFER

         Between February and April 2000, we made an offer to all holders of warrants to purchase shares of our common stock at exercise prices of $1.00 or more under which these holders could elect to surrender their outstanding warrants with exercise prices of $1.00 or more in exchange for the issuance to them of warrants to purchase a number of shares equal to one-half of the number of shares underlying the surrendered warrants at an exercise price of one-half of the exercise price of the surrendered warrants. The primary reason for the offer was to reduce the quantity of shares allocated to warrants so that we would have sufficient authorized stock for our needs until an increase in our authorized stock could be voted on by our stockholders. A total of 2,769,201 warrants with exercise prices ranging from $1.21 to $3.79 were surrendered in exchange for 1,384,602 warrants with exercise prices ranging from $0.605 to $1.895. The majority of warrants exchanged were held by persons or entities who were not employees or directors of MicroTel or its subsidiaries. However, exchanges were made with the following related parties:

                                                Shares           Exercise          Shares         Exercise
                                              Underlying         Price of        Underlying       Price of
                                               Warrants          Warrants         Warrants        Warrants
          Warrant Holder                     Surrendered       Surrendered        Received        Received
          --------------                     -----------       -----------        --------        --------
Carmine T. Oliva, Chairman of the               250,000            $3.45           125,000          $1.73
  Board, President and Chief Executive          362,870            $3.44           181,435          $1.72
  Officer                                         5,878            $1.21             2,939          $0.61
                                                  3,096            $3.79             1,548          $1.90
                                                 33,674            $3.79            16,837          $1.90
                                                  6,659            $3.79             3,330          $1.90
                                                 43,544            $2.58            21,772          $1.29
                                                108,861            $1.38            54,431          $0.69
                                                 29,030            $1.89            14,515          $0.95
                                                 21,772            $1.89            10,886          $0.95

Carmine T. Oliva and Georgeann Oliva,            11,103            $3.79             5,552          $1.90
  Chairman of the Board, President and            3,629            $1.89             1,815          $0.95
  Chief Executive Officer and his spouse

Laurence P. Finnegan,                            17,418            $2.58             8,709          $1.29
  Director                                        7,257            $1.89             3,629          $0.95
                                                  5,443            $1.89             2,722          $1.89

Robert B. Runyon,                                 2,903            $2.58             1,452          $1.29
  Director and Secretary                         55,400            $2.58            27,700          $1.29
                                                  9,677            $2.58             4,839          $1.29
                                                 14,515            $1.89             7,258          $0.95
                                                  6,169            $1.89             3,085          $0.95
                                                    483            $1.29               242          $1.29

Samuel J. Oliva,                                 14,515            $1.89             7,258          $0.95
  Brother of Carmine T. Oliva                    30,481            $1.89            15,241          $0.95
                                                  3,919            $1.21             1,960          $0.61
                                                  5,008            $1.89             2,504          $0.95
                                                 11,103            $3.79             5,552          $1.90
                                                  3,629            $1.89             1,815          $0.95

Rose Oliva,                                       4,354            $1.89             2,177          $0.95
  Mother of Carmine T. Oliva

Ronald & Betty Jane Oliva,                       11,102            $3.79             5,551          $1.90
  Brother and sister-in-law of Carmine            3,628            $1.89             1,814          $0.95
  T Oliva

David Barrett,                                   14,515            $2.58             7,258          $1.29
  Former Director                                13,789            $1.89             6,895          $0.95
                                                  5,443            $1.89             2,722          $0.95

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

         In August 2000, Carmine T. Oliva and his spouse, Georgeann, provided a limited personal guarantee and a waiver of spouse equity rights in order to assist us in obtaining our credit facility with Wells Fargo Business Credit, Inc. Our board of directors believed it was advantageous for us to obtain a new credit line from a bank-related lending institution rather than from an independent asset lender such as our previous lender, Congress Financial Corporation. However, Wells Fargo Business Credit, Inc. was unwilling to provide us with the credit line unless Mr. Oliva provided the guarantee and Mrs. Oliva provided the waiver. In recognition of Mr. and Mrs. Oliva's agreement to risk their personal net worth to provide the guarantee and waiver despite significant risk based upon our prior history of losses, the executive compensation and management development committee of the board of directors has, to date, awarded Mr. Oliva special bonuses totalling an aggregate of $35,000. On January 26, 2001, Wells Fargo Business Credit, Inc. released the guarantee.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

(a)(1), (a)(2) and (d)  Financial Statements and Financial Statement Schedules
                        ------------------------------------------------------

         Reference is made to the financial statements and financial statement schedule listed on and attached following the Index to Financial Statements and Financial Statement Schedule contained at page F-1 of this report.

(a)(3) and (c)    Exhibits
                  --------

         Reference is made to the exhibits listed on and attached following the Index to Exhibits beginning at page 66 of this report.

(b)      Reports on Form 8-K
         -------------------

         On December 6, 2000, we filed Amendment No. 1 to our Current Report on Form 8-K for September 22, 2000 relating to our acquisition of substantially all of the assets of T-Com, LLC. The Amendment No. 1 to Form 8-K included "Item 2. Acquisition or Disposition of Assets" and "Item 7. Financial Statements and Exhibits."

         On December 12, 2000, we filed a Current Report on Form 8-K relating to the sale of our XCEL Etch Tek Division. The Form 8-K included "Item 5. Other Events" and "Item 7. Financial Statements, Pro Forma Financial Information and Exhibits."

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                           Page
                                                                           ----

Report of Independent Certified Public Accountants.....................    F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999...........    F-3

Consolidated Statements of Operations and Comprehensive Income
    for the years ended December 31, 2000, 1999 and 1998 ..............    F-4

Consolidated Statements of Stockholders' Equity for the years
    ended December 31, 2000, 1999 and 1998 ............................    F-5

Consolidated Statements of Cash Flows for the years ended
    December 31, 2000, 1999 and 1998...................................    F-7

Notes to Consolidated Financial Statements.............................    F-9

Financial Statement Schedule
- ----------------------------

Consolidated Schedule II Valuation and Qualifying Accounts
    for the years ended December 31, 2000, 1999, and 1998..............   F-41

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
MicroTel International, Inc.

         We have audited the accompanying consolidated balance sheets of MicroTel International, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. We have also audited the information for each of the years in the three-year period ended December 31, 2000 in the consolidated financial statement schedule listed in the accompanying index. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial statement schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial statement schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial statement schedule. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MicroTel International, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

         Also, in our opinion, the consolidated financial statement schedule referred to above presents fairly, in all material respects, the information set forth therein.



                                                        /S/ BDO Seidman, LLP

Orange County, California
March 3, 2001

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                             2000        1999
                                                          ---------   ---------
ASSETS (NOTES 7 AND 8)
Current assets:
     Cash and cash equivalents                            $    756    $    480
     Accounts receivable, net of allowance for doubtful
       accounts of $111 and $191, respectively               7,440       6,168
     Notes Receivable (Notes 3 and 6)                          130          --
     Inventories (Note 4)                                    6,298       4,047
     Prepaid and other current assets                          750         427
     Net assets of discontinued operations (Note 15)            --       1,133
                                                          ---------------------
Total current assets                                        15,374      12,255
Property, plant and equipment, net (Note 5)                    809         765
Goodwill, net of accumulated amortization of $715
  and $433, respectively (Notes 2 and 3)                     2,737       1,507
Investment in affiliates (Notes 3 and 6)                        --       1,240
Other assets                                                   564         722
                                                          ---------------------
                                                          $ 19,484    $ 16,489
                                                          =====================
LIABILITIES, REDEEMABLE PREFERRED STOCK AND
STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable (Note 7)                               $  3,661    $  2,107
     Current portion of long-term debt (Note 8)                614       1,388
     Accounts payable                                        5,222       4,695
     Accrued expenses                                        3,082       2,985
     Net liabilities of discontinued operations
       (Note 15)                                                15          --
                                                          ---------------------
Total current liabilities                                   12,594      11,175
Long-term debt, less current portion (Note 8)                  282         143
Other liabilities                                              542         782
                                                          ---------------------
Total liabilities                                           13,418      12,100
Convertible redeemable preferred stock, $10,000
  unit value
    Authorized 200 shares; issued and outstanding
    25 shares in 2000 and 59.5 shares in 1999
    (aggregate liquidation preference of $250 and
    $595, respectively) (Note 9)                               259         588
Subsequent events (Notes 10 and 13)
Commitments and contingencies (Notes 10 and 13)
Stockholders' equity (Notes 2, 3, 9, 10 and 13):
     Preferred stock, authorized 10,000,000 shares;
        Convertible Series B  Preferred Stock,
        $0.01 par value, issued and outstanding
        150,000 and 0 shares, respectively
        (aggregate liquidation preference of
        $960 and $0, respectively)                             938          --
    Common stock, $.0033 par value. Authorized
       50,000,000 shares; issued and outstanding
       20,570,000 and 18,152,000 shares                         68          60
    Additional paid-in capital                              24,307      23,726
    Accumulated deficit                                    (18,775)    (19,759)
    Accumulated other comprehensive loss                      (731)       (226)
                                                          ---------------------
Total stockholders' equity                                   5,807       3,801
                                                          ---------------------
                                                          $ 19,484    $ 16,489
                                                          =====================

          See accompanying notes to consolidated financial statements.


                                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      2000              1999              1998
                                                                      ----              ----              ----
Net sales (Note 14)                                             $    28,050         $  25,913      $     30,100
Cost of sales                                                        15,529            17,066            17,353
                                                                ------------------------------------------------
Gross profit                                                         12,521             8,847            12,747
Operating expenses:
     Selling, general and administrative                              9,827            10,584            10,202
     Engineering and product development                              1,167             1,841             2,202
                                                                ------------------------------------------------
Income (loss) from operations                                         1,527            (3,578)              343
Other income (expense):
     Interest expense                                                  (424)             (411)             (675)
     Gain (loss) on sale of subsidiary/investment,
          net (Notes 3 and 6)                                           197               (90)               --
     Other, net (Note 3)                                                434                 9              (129)
                                                                ------------------------------------------------
Income (loss) from continuing operations before income                1,734            (4,070)             (461)
     taxes
Income taxes (Note 11)                                                   31               128               101
                                                                ------------------------------------------------
Income (loss) from continuing operations                              1,703            (4,198)             (562)
                                                                ------------------------------------------------
Discontinued operations (Note 15):
     Loss from discontinued operations                                 (212)             (847)           (1,203)
     Gain (loss) on disposal of discontinued operations,
         including provision for phase out period of
         $122 in 2000                                                  (487)              449               580
                                                                ------------------------------------------------
                                                                       (699)             (398)             (623)
                                                                ------------------------------------------------
Net income (loss)                                               $     1,004         $  (4,596)     $     (1,185)
                                                                ------------------------------------------------
Other comprehensive income (loss):
     Foreign currency translation adjustment                           (505)             (325)              206
                                                                ------------------------------------------------
Total comprehensive income (loss)                               $       499         $  (4,921)     $       (979)
                                                                ================================================
Basic earnings (loss) per share from continuing
     operations                                                 $       .09         $    (.26)     $       (.05)
                                                                ================================================
Diluted earnings (loss) per share from continuing               $       .07         $    (.26)     $       (.05)
     operations
                                                                ================================================
Basic loss per share from discontinued operations               $      (.04)        $    (.02)     $       (.05)
                                                                ================================================
Diluted loss per share from discontinued operations             $      (.03)        $    (.02)     $       (.05)
                                                                ================================================
Basic earnings (loss) per share (Note 12)                       $       .05         $    (.28)     $       (.10)
                                                                ================================================
Diluted earnings (loss) per share (Note 12)                     $       .04         $    (.28)     $       (.10)
                                                                ================================================

                          See accompanying notes to consolidated financial statements.


                                            MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                            YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                                           (IN THOUSANDS)

                                                    Series B                                                  Accumulated
                                                   Convertible                                                   Other
                                                 Preferred Stock    Common Stock     Additional               Comprehensive
                                                ----------------  ----------------    Paid-in    Accumulated     Income
                                                 Shares  Amount   Shares    Amount    Capital      Deficit       (Loss)      Total
                                                 ------  ------   ------    ------    -------      -------       ------      -----
Balance at December 31, 1997                     --       --     11,925    $     39   $ 19,960    $(13,877)   $   (107)   $  6,015
Stock issued upon conversion of redeemable
  preferred stock (Note 9)                       --       --        770           3        364          --          --         367
Repurchase of stock issued in connection
  with settlement of dispute (Note 10)           --       --        (80)         --       (168)         --          --        (168)
Stock issued under stock purchase plan           --       --          7          --          7          --          --           7
Warrants issued in connection with issuance
  of redeemable preferred stock (Note 9)         --       --         --          --        163          --          --         163
Warrants issued for services                     --       --         --          --         85          --          --          85
Repricing of warrants issued in connection
  with issuance of redeemable preferred
  stock (Note 9)                                 --       --         --          --         52          --          --          52
Foreign currency translation adjustment          --       --         --          --         --          --         206         206
Accretion of redeemable preferred stock          --       --         --          --         --         (60)         --         (60)
Net loss                                         --       --         --          --         --      (1,185)         --      (1,185)
                                              -------------------------------------------------------------------------------------
Balance at December 31, 1998                     --       --     12,622          42     20,463     (15,122)         99       5,482
Stock issued upon conversion of redeemable
  preferred stock (Note 9)                       --       --      2,659           9        960          --          --         969
Stock issued in connection with
  acquisition (Note 3)                           --       --      1,000           3        997          --          --       1,000
Stock issued as compensation                     --       --      1,716           6      1,077          --          --       1,083
Stock and warrants issued in connection
  with settlement of dispute (Note 14)           --       --        150          --         73          --          --          73
Stock issued under stock purchase plan           --       --          5          --          2          --          --           2
Warrants issued for services                     --       --         --          --         63          --          --          63
Repricing of warrants issued in connection
  with issuance of redeemable preferred
  stock (Note 9)                                 --       --         --          --         91          --          --          91
Foreign currency translation adjustment          --       --         --          --         --          --        (325)       (325)
Accretion of redeemable preferred stock          --       --         --          --         --         (41)         --         (41)
Net loss                                         --       --         --          --         --      (4,596)         --      (4,596)
                                              -------------------------------------------------------------------------------------
Balance at December 31, 1999                      0        0     18,152          60     23,726     (19,759)       (226)      3,801


                                            MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONT'D)
                                            YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                                           (IN THOUSANDS)

                                                    Series B                                                  Accumulated
                                                   Convertible                                                   Other
                                                 Preferred Stock    Common Stock     Additional               Comprehensive
                                                ----------------  ----------------    Paid-in    Accumulated     Income
                                                 Shares  Amount   Shares    Amount    Capital      Deficit       (Loss)      Total
                                                 ------  ------   ------    ------    -------      -------       ------      -----
Stock issued upon conversion of redeemable
  preferred stock (Note 9)                        --         --     1,743          6        343         --          --         349
Warrant repricing offer (Note 10)                 --         --        --         --         65         --          --          65
Warrants issued for services                      --         --        --         --         25         --          --          25
Warrants issued with T-Com purchase (Note 3)      --         --        --         --         62         --          --          62
Exercise of employee options                      --         --        90         --         18         --          --          18
Warrants exercised                                --         --       584          2         67         --          --          69
Stock issued under stock purchase plan            --         --         1         --          1         --          --           1
Preferred Stock issued with T-Com
  purchase (Note 3)                              150     $  938        --         --         --         --          --         938
Foreign currency translation adjustment           --         --        --         --         --         --        (505)       (505)
Accretion of redeemable preferred stock           --         --        --         --         --        (20)         --         (20)
Net income                                        --         --        --         --         --      1,004          --       1,004
                                               ------------------------------------------------------------------------------------
Balance at December 31, 2000                     150     $  938    20,570    $    68   $ 24,307   $(18,775)   $   (731)   $  5,807
                                               =====================================================================================

                                    See accompanying notes to consolidated financial statements.


                            MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                           (IN THOUSANDS)

                                                                       2000        1999       1998
                                                                       ----        ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                   $ 1,004     $(4,596)    $(1,185)
   Adjustments to reconcile net loss to cash provided
     by (used in) operating activities:
       Depreciation and amortization                                    431         241         247
       Amortization of intangible assets                                352         540         449
       Provision for doubtful accounts                                   47          42          80
       Provision for inventory obsolescence                             893       1,144         874
       Gain on sale of fixed assets                                     (43)         --          --
       Gain on sale of stock                                           (197)         --          --
       Write off of uncollectible note receivable                        --         452          --
       Reversal of previously estimated accruals                       (399)         --          --
       Provision for impairment of investment                            --         419          --
       Equity in earnings of unconsolidated investments                  --        (653)        (24)
       Loss on the sale of subsidiary/investment                         --          90          --
       Stock and warrants issued for services                            25       1,146          85
       Repricing of warrants                                             65          91          52
       Gain (loss) on disposal of discontinued operations               487        (449)       (580)
       Net change in operating assets of discontinued operations        401         167        (723)
   Changes in operating assets and liabilities net of
    businesses acquired:
     Accounts receivable                                               (428)        294      (1,453)
     Inventories                                                     (1,468)        791      (1,333)
     Prepaids and other assets                                          274         567        (106)
     Note receivable                                                   (130)        125          --
     Accounts payable                                                (1,120)        651        (260)
     Accrued expenses and other liabilities                            (395)       (333)       (368)
                                                                    --------------------------------
Cash provided by (used in) operating activities                        (201)        729      (4,240)
                                                                    --------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net purchases of property, plant and equipment                      (158)       (121)       (169)
   Cash received on sale of subsidiary/investment                        --         118          --
   Cash received from sale of stock - (DTS)                             520          --          --
   Cash received from sale of stock - (Wi-Lan)                          918          --          --
   Cash received from sale of discontinued operations                   260         750       1,350
   Cash received from sale of fixed assets                               43          --          --
   Cash paid, net of cash acquired in acquisition/Belix                (592)         --          --
   Cash paid, net of cash acquired in acquisition/T-Com                 (82)         --          --
   Cash collected on notes receivable                                    --           9         451
                                                                    --------------------------------
Cash provided by investing activities                                   909         756       1,632
                                                                    --------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (repayments) of notes payable                       1,131        (970)        658
   Proceeds from long-term debt                                          --          --       1,542
   Repayments of long-term debt                                          --        (162)     (2,503)
   Repayment of notes payable                                        (1,146)         --          --
   Proceeds from sale of preferred stock                                 --          --       2,000
   Payment of preferred stock and debt issuance costs                    --          --        (423)
   Proceeds from sale of common stock                                    88           2           7
                                                                    --------------------------------
Cash provided by (used in) financing activities                          73      (1,130)      1,281
                                                                    --------------------------------
Effect of exchange rate changes on cash                                (505)       (325)        206
                                                                    --------------------------------
Net increase (decrease) in cash and cash equivalents                    276          30      (1,121)
Cash and cash equivalents at beginning of year                          480         450       1,571
                                                                    --------------------------------
Cash and cash equivalents at end of year                            $   756     $   480     $   450
                                                                    ================================

                    See accompanying notes to consolidated financial statements.


                             MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                              YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                             (IN THOUSANDS)

                                                               2000             1999            1998
                                                               ----             ----            ----
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
 Cash paid during the year for:
     Interest                                              $    372        $      443       $      652
                                                           ============================================
     Income taxes                                          $     13        $      124       $      138
                                                           ============================================

SUPPLEMENTAL DISCLOSURES OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:
   Note receivable received upon sale of subsidiary        $     --        $       --       $      650
                                                           ============================================
   Warrants issued in connection with issuance of
     preferred stock                                       $     --        $       --       $      163
                                                           ============================================
   Common stock issued upon conversion of redeemable
     preferred stock                                       $    349        $      969       $      367
                                                           ============================================
   Accretion of redeemable preferred stock                 $     20        $       41       $       60
                                                           ============================================
   Issuance of common stock and warrants in
     connection with settlement of dispute                 $     --        $       73       $       --
                                                           ============================================
   Repurchase of common stock issued in connection
     with settlement of dispute in exchange for Payable    $     --        $       --       $      168
                                                           ============================================
   Issuance of common stock in connection with
     acquisitions                                          $     --        $    1,000       $       --
                                                           ============================================
   Issuance of preferred stock in connection with
     acquisition                                           $    938        $       --       $       --
                                                           ============================================
   Issuance of warrants in connection with
     acquisition                                           $     62        $       --       $       --
                                                           ============================================

                      See accompanying notes to consolidated financial statements.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

         MicroTel International, Inc. (the "Company") operates through three wholly-owned subsidiaries: CXR Telcom Corporation, CXR, S.A. and XIT Corporation ("XIT"). CXR Telcom Corporation and CXR, S.A. (collectively "CXR") design, manufacture and market electronic telecommunication test equipment and transmission and network access products. XIT and its subsidiaries design, manufacture and market digital switches and power supplies. The Company conducts its operations out of various facilities in the U. S., France, England and Japan and organizes itself in two product line segments: Telecommunications and Electronic Components. In October 2000 the Company decided to discontinue its circuits segment operation (see Note 15). Accordingly, all current and prior financial information related to the circuits segment operations have been presented as discontinued operations in the accompanying consolidated financial statements.

BASIS OF PRESENTATION

         The consolidated financial statements have been prepared in accordance with the generally accepted accounting principals of the United States of America and include the accounts of the Company and each of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

         The Company's minority investment in the common stock of Digital Transmission Systems, Inc. (Note 3) and its 50% investment in a real estate partnership (Note 6) were accounted for using the equity method.

REVENUE RECOGNITION

         Revenues are recorded when products are shipped if shipped FOB shipping point or when received by the customer if shipped FOB destination.

AVAILABLE-FOR-SALE SECURITIES

         The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." This statement addresses the accounting and reporting for investments in equity securities which have readily determinable fair values and all investments in debt securities. The Company did not have any available-for-sale securities as of December 31, 2000 or 1999 but has accounted for its investment in Wi-Lan (Note 3) as available-for-sale. Under SFAS 115, marketable equity securities are classified as available for sale and reported at fair value, with changes in the unrealized holding gain or loss included as a component of accumulated other comprehensive income in stockholders' equity.

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of all highly liquid investments with an original maturity of three months or less when purchased.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


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

LONG-LIVED ASSETS AND GOODWILL

         The Company reviews the carrying amount of its long-lived assets and intangible assets, including goodwill, for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

SOFTWARE DEVELOPMENT COSTS

         Software development costs, including purchased technology, are capitalized beginning when technological feasibility has been established or when purchased from third parties and continues through the date of commercial release. Amortization commences upon commercial release of the product and is calculated using the greater of the straight-line method over three years or the ratio of the products' current revenues divided by the anticipated total product revenues. The carrying value of capitalized software development costs aggregates $45,000 and $66,000 (net of accumulated amortization of $833,000 and $763,000) at December 31, 2000 and 1999, respectively, and is included in other assets in the accompanying consolidated balance sheets. Amortization relating to the capitalized software of $70,000, $346,000 and $169,000 was charged to cost of sales during 2000, 1999 and 1998, respectively.

         The Company reviews the carrying value of its capitalized software development costs for possible impairment at the end of each fiscal quarter by comparing the unamortized capitalized software development costs to the net realizable value of that asset. The Company has not recorded any significant impairment loss related to capitalized software costs during 2000, 1999 or 1998.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


DEBT ISSUANCE COSTS

         The costs related to the issuance of debt and the redeemable preferred stock are capitalized and amortized over the life of the instrument.

PRODUCT WARRANTIES

         Estimated warranty costs are recognized at the time of the sale. The Company's electronic components carry a one-year limited parts and labor warranty and the Company's telecommunications products carry a two-year limited parts and labor warranty. The Company's telecommunications products may be returned within 30 days of purchase if a new order is received, and the new order will be credited with 80% of the selling price of the returned item. Products returned under warranty typically are tested and repaired or replaced at the Company's option. Historically, the Company has not experienced significant warranty costs or returns. During 2000, the Company reversed warranty accruals totaling $137,000 which were not deemed to be necessary.

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

EARNINGS (LOSS) PER SHARE

         Earnings (loss) per share is calculated according to Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic earnings
(loss) per share includes no dilution and is computed by dividing net income
(loss) available to common shareholders by the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of the Company.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. This statement defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2000 and 1999, the fair value of all financial instruments approximated carrying value.

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

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. During 2000, the Company reversed approximately $172,000 of previously estimated accruals related to sales commissions and other accrued expenses which were no longer deemed necessary.

CONCENTRATION OF CREDIT RISK

         Financial instruments, which potentially expose the Company to concentration of credit risk, consist primarily of cash and accounts receivable. The Company places its cash with high quality financial institutions. At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation.

         The Company's accounts receivable results from sales to a broad customer base. The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. Credit losses are provided for in the financial statements and consistently have been within management's expectations. At December 31, 2000, one customer accounted for 10% of net accounts receivable.

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

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


COMPREHENSIVE INCOME

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 established new rules for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements.

REPORTABLE SEGMENTS

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires public business enterprises to report certain information about operating segments in complete sets of financial statements and in condensed financial statements of interim periods issued to shareholders. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. All prior period data presented has been restated to conform to the provisions of SFAS 131. The Company has determined that it currently operates in two reportable segments:
Telecommunications and Components.

RECLASSIFICATIONS

         Certain reclassifications have been made to the prior year financial statements to be consistent with the 2000 presentation.

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

         In September 1997, the Company wrote-down the goodwill associated with the merger to $998,000. Thereafter, the remaining goodwill is being amortized on a straight-line basis over ten years.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


(3)      ACQUISITIONS AND DISPOSITIONS OF BUSINESSES

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

         For financial reporting purposes, HyComp's assets, liabilities and earnings were consolidated with those of the Company. Ownership interest in HyComp, other than that of the Company's, is included in the accompanying consolidated financial statements as minority interest.

         On March 31, 1999, the Company sold substantially all of the assets and liabilities of its HyComp, Inc. subsidiary in exchange for $750,000 in cash and a royalty on 1999 revenues generated from HyComp's existing customer base in excess of a specified amount. The transaction resulted in a gain of $331,000. (See Note 15.)

         In October 1999, the Company sold its interest in the outstanding common and preferred stock of HyComp in exchange for $118,000. A gain in the same amount was recorded in 1999 as HyComp, subsequent to the asset sale noted above, was essentially a shell company with no significant assets or liabilities. (See Note 15.)

XCEL ARNOLD CIRCUITS

         On January 9, 1998, the Company entered into a definitive agreement to sell certain of the assets of its XCEL Arnold Circuits, Inc. subsidiary ("XACI"), a manufacturer of multi-layer bare printed circuit boards, to Arnold Circuits, Inc., a company wholly owned by Robert Bertrand. Mr. Bertrand, the Trustee of The Bertrand Family Trust, was a beneficial owner of more than five percent (5%) of the Company's outstanding common stock as of December 31, 1998. On April 9, 1998, the Company completed the sale and received $1,350,000 in cash and a note receivable ("Note") aggregating $650,000, which was payable over three years. As security for the Note, XCEL Arnold Circuits, Inc. was granted a second lien on substantially all the assets of Arnold Circuits, Inc. As further security for the Note, XACI was granted a security interest in 250,000 warrants to purchase the Company's common stock, which were held by Mr. Bertrand. Payment of the Note was guaranteed by Mr. Bertrand and a related entity. The sale resulted in a gain of $580,000. (See Note 15.)

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


         During 1999, the buyer of XACI defaulted under the terms of the note receivable. The Company offset the balance outstanding pursuant to a note payable due to the buyer (Note 7) against the note receivable and then wrote-off the net unpaid balance of $452,000 which is included in selling, general and administrative expenses in the accompanying 1999 consolidated statement of operations. The warrants provided as collateral were cancelled and the Company attempted to recover the amount due under the guarantees executed by Mr. Bertrand and a related party. In order to avoid a potentially expensive lawsuit, the Company agreed to cancel the guarantee in exchange for a $40,000 payment from Mr. Bertrand, of which $20,000 was paid in December 1999 and the remainder in the first quarter of 2000. This amount has been included in selling, general and administrative expenses in the accompanying 1999 consolidated statement of operations.

DIGITAL TRANSMISSION SYSTEMS

         On January 31, 1999, the Company exercised an option to purchase 1,738,159 shares or 41% of the outstanding common stock of Digital Transmission Systems, Inc. ("DTS") from a private company in exchange for 1,000,000 shares of common stock of the Company. The Company's shares exchanged were valued at $1,000,000 based on the fair value of the common stock on the transaction date, excluding $33,000 of transaction-related costs. This option was granted to the Company on December 31, 1998 in exchange for warrants (with a fair value of approximately $55,000) to purchase 152,381 shares of the Company's common stock at $0.66 per share for five years. DTS was founded in 1990 and is a publicly traded company with its headquarters near Atlanta, Georgia. It designs, manufactures and markets wireless transmission products. DTS's primary customers include domestic and international wireless service providers, telephone service providers and private wireless network users. During 1999, the Company accounted for its investment in DTS using the equity method of accounting and recognized $626,000 of income from its 41% interest in DTS. This amount is included in the net amount of other income in the accompanying 1999 statement of operations. Summarized financial data for DTS is as follows:

                                        December 31, 1999     June 30, 1999
                                          (unaudited)           (audited)
                                          -----------          -----------
Current assets                            $1,472,000           $2,321,000
Noncurrent assets                          1,401,000            1,486,000
                                          -----------          -----------
   Total assets                           $2,873,000           $3,807,000
                                          ===========          ===========

Current liabilities                       $2,431,000           $4,108,000
Noncurrent liabilities                     2,127,000            2,127,000
                                          -----------          -----------
   Total liabilities                      $4,558,000           $6,235,000
                                          ===========          ===========

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
                                          ============        ============

         On January 7, 2000, the Company sold all of its interest in the common stock in DTS to Wi-LAN, Inc. ("Wi-LAN"), a company based in Alberta, Canada in exchange for $520,000 and 28,340 shares of Wi-LAN common stock. Wi-LAN is a publicly traded company on the Toronto Exchange. The Wi-LAN common stock had a market value of $720,000 on the date of the transaction. Accordingly, as of December 31, 1999, the Company wrote-down the carrying value of its investment

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


in the common stock of DTS to the value of the consideration received in January 2000. The write-down of $419,000 is included in other income (expense) in the accompanying consolidated statement of operations for the year ended December 31, 1999. The Company was restricted from selling the Wi-LAN stock until July 7, 2000 due to Toronto exchange rules that restrict sales of stock obtained in an acquisition related transaction. The 28,340 shares of Wi-LAN represents less than 1% of the total outstanding shares of Wi-LAN common stock as of the date of acquisition.

         On July 7, 2000, the Company sold all its shares of Wi-LAN common stock for net proceeds of $918,000. The sale resulted in a gain of approximately $197,000 which is included in gain (loss) on sale of subsidiary/investment in the accompanying consolidated statement of operations for the year ended December 31, 2000.

BELIX COMPANY, LTD.

         On April 17, 2000, the Company finalized its acquisition of Belix Company, Ltd., ("Belix") including its two subsidiaries. The Company purchased the capital stock of Belix for $790,000 cash and an earn-out for the former stockholders based on sales, totaling $252,000 at December 31, 2000. The Company has incurred expenses of approximately $257,000 and has accrued an additional $49,000 for certain severance and relocation costs related to Belix. The severance and relocation affected various manufacturing, administrative and accounting personnel and was substantially completed as of December 31, 2000. The Company also incurred approximately $107,000 of legal and other expenses related to the acquisition. The Company has included the expenses and accrual in the calculation of the cost of the acquisition. Subsequent to the closing date, the purchase price was reduced by $181,000 due to a shortfall in net assets per the purchase agreement. Net assets acquired totaled $127,000, after such adjustment. The acquisition of Belix has been accounted for as a purchase by the Company and resulted in approximately $1.1 million of goodwill which is being amortized on a straight-line basis over ten years. Belix is located in England,
U. K. and is in the business of manufacturing power supplies for various applications. Belix has been integrated into the Company's existing power supply producer, XCEL Power Systems, Ltd. Belix's assets consist mostly of accounts receivable, inventories and fixed assets. All dollar amounts indicated in this paragraph are derived from the conversion of British pounds into U. S. dollars at the conversion rate in effect at the time of the acquisition with the exception of the earn out which was converted at the conversion rate at December 31, 2000. The Belix acquisition was not material to the financial statements and accordingly the pro forma effect of the transaction is not provided.

T-COM, LLC

         On September 22, 2000, the Company completed the acquisition, effective as of August 1, 2000, of substantially all of the assets of T-Com, LLC, a Delaware limited liability company ("T-Com"), and assumed certain liabilities of T-Com. The liabilities assumed consisted mostly of accounts payable, accrued payroll expenses and accrued commissions. The assets purchased are valued at approximately $1,240,000, and the liabilities assumed are approximately $605,000. T-Com is a manufacturer of high performance digital transmission test instruments used for the installation and maintenance of high speed telephone line services for telephone central offices, competitive local exchange carriers and private communications networks. The Company intends to use the acquired assets for substantially the same purposes as such assets were used by T-Com.

         The Company paid to T-Com for the net assets consideration valued at approximately $1,000,000, as itemized below:

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                  150,000 shares of Series B Preferred Stock of the Company ("Series B Shares"). The Series B Shares become convertible into shares of common stock of the Company in three equal lots of 50,000 Series B Shares each at the end of six, twelve and eighteen months, respectively, following the acquisition closing date of September 22, 2000. Each Series B Share will be convertible into ten common shares, and conversion rights will be cumulative, with all 150,000 Series B Shares being convertible into common stock after eighteen months. The Series B Shares have a liquidation preference of $6.40 per share. The Company may redeem outstanding and unconverted Series B Shares for cash at a price per share equal to $7.36 by giving 20 days' prior written notice to the holders of Series B Shares to be redeemed. If less than all of the Series B Shares are to be optionally redeemed, the particular Series B Shares to be redeemed shall be selected by lot or by such other equitable manner determined by the Company's board of directors. The Company may not, however, redeem Series B Shares if there is an insufficient number of authorized and reserved shares of common stock to permit conversion by the holders of the Series B Shares during the 20-day notice period, to the extent the Series B Shares are subject to a lock-up, or to the extent the Company receives a conversion notice for Series B Shares prior to the redemption date. If the Company fails to pay the redemption price after calling any Series B Shares for optional redemption, the Company will have no further option to redeem Series B Shares.

                  Warrants to purchase up to 250,000 shares of the Company's common stock at a fixed exercise price of $1.25 per share, which are exercisable for a period of twenty-four months following the acquisition closing date of September 22, 2000. The warrants contain a cashless exercise feature.

         The consideration described above is valued at approximately $938,000 for the Series B Shares based on a value of $0.6253 per common share, the market value of the Company's common stock at the time the agreement in principal was signed, multiplied by the 1,500,000 common shares into which the preferred shares can be converted. The warrants have been valued at approximately $62,000 based on a calculation using the Black-Scholes pricing model with the following assumptions: no dividend yield; expected volatility of 95%; a risk free rate of 6.3%; and an expected life of two years. The acquisition of T-Com has been accounted for as a purchase by the Company and resulted in approximately $365,000 of goodwill which is being amortized on a straight-line basis over ten years.

         Unaudited pro forma results of operations for the year ended December 31, 2000 and 1999, as if T-Com and the Company had been combined as of the beginning of the year, follow. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of T-Com and the Company, and are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

                                                      Pro forma
                                               Year ended December 31
(thousands except per share data)           2000                      1999
- -----------------------------------------------------------------------------
Net sales                                 $29,680                   $29,152
Net income (loss)                             526                    (7,947)
Net income per common share
   Basic                                     0.03                     (0.48)
   Diluted                                   0.02                     (0.48)
- -----------------------------------------------------------------------------

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


XCEL ETCH-TEK

         On November 15, 2000, the Company sold substantially all of the assets of XCEL Etch-Tek ("Etch-Tek"), a wholly owned subsidiary of XIT, to a former employee in exchange for $260,000 in cash, a $50,000 note receivable and the assumption of $75,000 of liabilities. The note receivable bears interest at 8% per annum, with all principal and interest due in one year. The balance due under the note receivable was $50,000 at December 31, 2000 and is included in notes receivable in the accompanying 2000 consolidated balance sheet. The transaction resulted in a loss of $365,000 which is included in gain (loss) on disposal of discontinued operations in the accompanying 2000 consolidated statement of operations. (See Note 15.)

(4)      INVENTORIES

         Inventories are summarized as follows:

                                                     2000             1999
                                                     ----             ----
Raw materials...........................         $2,777,000       $1,619,000
Work-in-process.........................          1,914,000        1,174,000
Finished goods..........................          1,607,000        1,254,000
                                                 -----------      -----------
                                                 $6,298,000       $4,047,000
                                                 ===========      ===========

         Included in the amounts above is an allowance for inventory obsolescence of $1,169,000 and $1,381,000 at December 31, 2000 and 1999,
respectively. Allowances for inventory obsolescence are recorded as necessary to reduce obsolete inventory to estimated net realizable value or to specifically reserve for obsolete inventory that the Company intends to dispose of. The inventory items identified for disposal at each year end are generally discarded during the following year.

(5)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following:

                                                      2000              1999
                                                      ----              ----
Land and buildings .......................       $   279,000        $   306,000
Machinery, equipment and fixtures ........         3,223,000          2,803,000
Leasehold improvements ...................           451,000            444,000
                                                 ------------       ------------
                                                   3,953,000          3,553,000
Accumulated depreciation .................        (3,144,000)        (2,788,000)
                                                 ------------       ------------
                                                 $   809,000        $   765,000
                                                 ============       ============

(6)      INVESTMENT IN PARTNERSHIP

         On December 19, 1996, the Company's XIT subsidiary invested $100,000 and formed an equal partnership with P&S Development, a California general partnership. The partnership, "Capital Source Partners, A Real Estate Partnership," obtained ownership rights to a 93,000 square foot facility in, Ontario, California. The Company occupied 63,000 square feet of this facility as a corporate headquarters and as an administrative and factory facility for XIT's Digitran Division under a long-term lease from the partnership. Immediately following the formation of the partnership, XIT obtained a loan from a bank for $750,000, and in turn, loaned such funds to the partnership under a note

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


receivable with the same terms and conditions. Such funds were utilized to reduce the existing debt secured by the real estate. XIT's original investment in the partnership is adjusted for the income (loss) attributable to XIT's portion of the partnership's results of operations.

         In August 1999, the Company sold its interest in the partnership and the note receivable to an unrelated party in exchange for $75,000. In connection with this agreement, all associated liabilities were assumed by the purchaser and all of the Company's unpaid rent in the amount of approximately $152,000 was forgiven. Additionally, the Company's obligation under the long-term lease was terminated. In connection with the sale of its investment in partnership, the Company recognized a loss of $90,000, which is included in gain (loss) on sale of subsidiary/investment in the accompanying 1999 consolidated statement of operations.

(7)      NOTES PAYABLE

         A summary of notes payable is as follows:

                                                       2000           1999
                                                       ----           ----
Line of credit with a U.S. commercial lender        $1,798,000     $2,014,000
Line of credit with foreign banks                    1,863,000         93,000
                                                    -----------    -----------
                                                    $3,661,000     $2,107,000
                                                    ===========    ===========

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

         Borrowings for continuing operations under the revolving line of credit provision of the Domestic Facility totaled $2,014,000 at December 31, 1999. The credit line was collateralized by substantially all assets of the Company's domestic subsidiaries, bore interest at the lender's prime rate (8.5% at December 31, 1999) plus 1% and was payable on demand. No additional borrowings were available under the line at December 31, 1999. No borrowings were outstanding under the $1 million of the capital equipment expenditure credit line at December 31, 1999. The line of credit expired on June 23, 2000, but was extended to August 14, 2000.

         In July 1999, the Company entered into an amendment of the Domestic Facility related to an additional advance of $350,000. Under the terms of the Amendment, the additional advance was repaid prior to September 30, 1999. In addition, such Amendment required the Company to paydown $350,000 of the

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


Domestic Facility's term loan upon the sale of the property owned by Capital Source Partners. Such sale of property and a resulting paydown was not completed (see Note 6). The Company obtained a waiver of such default as of December 31, 1999 and made the required $350,000 paydown upon the closing of the sale of the DTS shares (see Note 3) in January 2000. The Domestic Facility agreement required compliance with certain other covenants and conditions. The Company was in compliance with all such covenants as of December 31, 1999, except for the adjusted net worth covenant. The Domestic Facility also restricted payment of any dividends. The Domestic Facility was replaced by a new credit facility on August 16, 2000 (see below).

         On August 16, 2000, the Company obtained a credit facility from Wells Fargo Business Credit, Inc. This facility provides for a revolving loan of up to $3,000,000 secured by the Company's inventory and accounts receivable and a term loan in the amount of $687,000 secured by the Company's machinery and equipment. The Company's President and CEO provided a limited personal guarantee on these loans. As consideration for this guarantee, the President and CEO received a guarantee fee, approved by the board of directors, in the amount of $35,000. On January 26, 2001, Wells Fargo Business Credit Inc. released the guarantee. No further amounts are due in connection with this guarantee. The annual interest rate on both portions of the credit facility is the prime rate plus 2%. The facility contains a performance based interest reduction feature. The terms of the agreement provide for a reduction in the interest rate to the prime rate plus 1.5% if the consolidated net income of XIT Corporation and CXR Telcom exceeds $250,000 for the year ended December 31, 2000 or the prime rate plus 1% if the consolidated net income of XIT Corporation and CXR Telcom exceeds $500,000 for the year ended December 31, 2000. The balance outstanding under the revolving loan was $1,798,000 on December 31, 2000. There was $1,202,000 of additional borrowings available as of December 31, 2000. The credit facility expires on August 16, 2003. The Company's foreign subsidiaries have obtained credit facilities with Lloyds Bank in England, Banc National de Paris, Societe Generale and Banque Hervet in France and Johan Tokyo Credit Bank in Japan.

         The Company's French subsidiary has four bank lines of credit with a total of $486,000 and $0 outstanding at December 31, 2000 and 1999, respectively. Borrowings under the related agreements bear interest at 7.3% to 10% at December 31, 2000 and are based on eligible accounts receivable. Approximately $94,000 of borrowings were available under the lines of credit at December 31, 2000.

         The Company's UK subsidiary has a bank line of credit with $1,377,000 and $93,000 outstanding at December 31, 2000 and 1999, respectively. Borrowings under the related agreement bear interest at the bank's base rate (6% at December 31, 2000) plus 2.5% and are based on eligible accounts receivable. No additional borrowings were available under the line at December 31, 2000. The Company's U.K. subsidiary is out of compliance with certain covenants at December 31, 2000 and has received a waiver from its lender.

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

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


(8)      LONG-TERM DEBT

         A summary of long-term debt follows:
                                                         2000            1999
                                                         ----            ----
Term notes payable to commercial lender (a)         $   370,000     $   955,000
Term notes payable to foreign banks (b)                  41,000         108,000
Capitalized lease obligations (c)                       129,000         201,000
Other promissory notes                                  356,000         267,000
                                                    ------------    ------------
                                                        896,000       1,531,000
Current portion                                        (614,000)     (1,388,000)
                                                    ------------    ------------
                                                    $   282,000     $   143,000
                                                    ============    ============

         (a) Two term notes payable to commercial lenders bearing interest at the lender's prime rate (9.5% at December 31, 2000) plus 2%. The facility contains a performance-based interest reduction feature. The terms of the agreement provide for a reduction in the interest rate to the prime rate plus 1.5% if the consolidated net income of XIT Corporation and CXR Telcom exceeds $250,000 for the year ended December 31, 2000 or the prime rate plus 1% if the consolidated net income of XIT Corporation and CXR Telcom exceeds $500,000 for the year ended December 31, 2000. The notes are collateralized by machinery and equipment and are payable in total monthly principal installments (aggregating $57,000 at December 31, 2000), plus interest through final maturity date of September 1, 2005.

         (b) The Company had agreements with several foreign banks which include term borrowings which mature at various dates through 2001. Interest rates on the borrowings bear interest at rates ranging from 2.0% to 2.8% and are payable in monthly installments. Included in the other term notes is a $101,000 note, which is guaranteed by Tokyo Credit Guarantee Corporation on behalf of the Company's Japanese subsidiary. The term borrowings are collateralized by the assets of the respective subsidiary.

         (c) Capital lease agreements are calculated using interest rates appropriate at the inception of the lease and range from 12% to 22%. Lease liabilities are amortized over the lease term using the effective interest method. The leases all contain bargain purchase options and expire through 2002.

         Principal maturities related to long-term debt as of December 31, 2000 are as follows:

              Year Ending December 31,                          Amount
              ------------------------                          ------

                         2001                                $  614,000
                         2002                                   187,000
                         2003                                    82,000
                         2004                                     8,000
                         2005                                     5,000
                                                             -----------
                                                             $  896,000
                                                             ===========

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


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

         The following table reflects the Series A and Series B redeemable preferred stock activity:

                                                       Series A Redeemable              Series B Redeemable
                                                         Preferred Stock                  Preferred Stock
                                                   ----------------------------   -----------------------------
                                                     Number                            Number
                                                    of Shares          Amount         of Shares         Amount
                                                    ---------          ------         ---------         ------
Balance at December 31, 1997...................        1,000          306,000          1,000           408,000
Accretion of preferred stock...................           --            7,000             --             7,000
Cancellation of stock upon sale of
    subsidiary.................................       (1,000)        (313,000)        (1,000)         (415,000)
                                                     --------        ---------        -------         ---------
Balance at December 31, 1998, 1999
    and 2000                                              --         $     --             --          $     --
                                                     ========        =========        =======         =========

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

         The Company received net proceeds totaling approximately $1,843,000 after deduction of commissions and transaction-related expenses. The New Preferred Shares are convertible into common stock of the Company at the option of the holder thereof at any time after the ninetieth (90th) day of issuance

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


thereof at the conversion price per share of New Preferred Shares equal to $10,000 divided by the lesser of (x) $1.26 and (y) One Hundred Percent (100%) of the arithmetic average of the three lowest closing bid prices over the forty
(40) trading days prior to the exercise date of any such conversion. No more than 20% of the aggregate number of New Preferred Shares originally purchased and owned by any single entity may be converted in any thirty (30) day period after the ninetieth (90th) day from issuance. In the event of any liquidation, dissolution or winding up of the Company, the holders of shares of New Preferred Shares are entitled to receive, prior and in preference to any distribution of any assets of the Company to the holders of the Company's common stock, an amount per share equal to $10,000 for each outstanding New Preferred Share. Any unconverted New Preferred Shares may be redeemed at the option of the Company for cash at a per share price equal to $11,500 per New Preferred Share and any New Preferred Shares which remain outstanding as of May 22, 2003 are subject to mandatory redemption by the Company at the same per-share redemption price. The excess of the redeemable value over the carrying value is being accreted by periodic charges to retained earnings over the original life of the issue.

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

         In August 1999, the agreement previously reached with the holders of the New Preferred Shares which limited the conversion rate of such stock to $0.50 per common share so long as the Company's common stock continued to be listed on Nasdaq was terminated as a result of the delisting (Note 10). The conversion rate for the New Preferred Shares reverted to the terms of the original subscription agreement which provided that conversion would occur at the lower of $1.26 per common share or the arithmetic average of the three lowest closing bid prices during the forty (40) days immediately prior to conversion.

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

         In November 2000, the Company determined that because the modifications to the conversion rate in November 1998 and December 1999 had not been submitted to and approved by the Company's shareholders in accordance with the Delaware General Corporation Law, all conversions from November 1998 through July 1999

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


and in December 1999 should have been made at the original conversion rate of $10,000 divided by the lesser of (x) $1.26 and (y) one hundred percent (100%) of the arithmetic average of the three lowest closing bid prices over the forty trading days prior to the exercise date of any such conversion. On January 16, 2001, the Company's stockholders approved an amendment to the certificate of designations, preferences and rights relating to the New Preferred Shares which modified the conversion rate for conversions occurring after the amendment was filed with the Delaware Secretary of State on January 22, 2001 so that each of the New Preferred Shares will be convertible into 50,530 shares of common stock. The Company believes that neither the original conversion terms nor the subsequent modifications to the conversion terms through December 31, 2000 resulted in an embedded beneficial conversion feature that would have a material effect on the financial statements.

         The following table reflects the convertible redeemable preferred stock activity:

                                                      Number
                                                     of Shares         Amount
                                                     --------       ------------
Balance at December 31, 1997                            --          $        --
Preferred stock issued                                 200            1,837,000
Conversion to common stock                             (39)            (367,000)
Accretion of preferred stock                            --               46,000
                                                     --------       ------------
Balance at December 31, 1998                           161          $ 1,516,000
Conversion to common stock                            (101.5)          (969,000)
Accretion of preferred stock                            --               41,000
                                                     --------       ------------
Balance at December 31, 1999                            59.5            588,000
Conversion to common stock                             (34.5)          (349,000)
Accretion of preferred stock                             -               20,000
                                                     --------       ------------
Balance at December 31, 2000                            25.0        $   259,000
                                                     ========       ============
(10)     STOCKHOLDERS' EQUITY

STOCK OPTIONS AND WARRANTS

         The Company has the ability to issue options to purchase its common stock under the following arrangements:

         -- Employee Stock and Stock Option Plan, effective July 1, 1994, providing for non-qualified stock options as well as restricted and non-restricted stock awards to both employees and outside consultants. Up to 520,000 shares may be granted or optioned under this plan. Terms of related grants under the plan are at the discretion of the Board of Directors.
         -- Stock Option Plan adopted in 1993, providing for the granting of up to 300,000 incentive stock options to purchase stock at not less than the current market value on the date of grant. Options granted under this plan vest ratably over three years and expire 10 years after date of grant.
         -- The MicroTel International, Inc. 1997 Stock Incentive Plan (the "1997 Plan") provides that options granted may be either qualified or nonqualified stock options and are required to be granted at fair market value on the date of grant. Subject to termination of employment, options may expire up to ten years from the date of grant and are nontransferable other than in the event of death, disability or certain other transfers that

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                  the committee of the Board of Directors administering the 1997 Plan may permit. Up to 1,600,000 stock options may be granted under the 1997 Plan. All outstanding options of former optionholders under the XIT 1987 Employee Stock Option Plan were converted to options under the 1997 Plan as of the date of the merger between the Company and XIT at the exchange rate of 1.451478 (see Note 2).
         -- The 2000 Stock Option Plan (the "2000 Plan"), was adopted by the board of directors in November 2000 and approved by the stockholders on January 16, 2001. Under the 2000 Plan, options granted may be either qualified or nonqualified options. Qualified options must have an exercise price of not less than the fair market value of a share of common stock on the date of grant. Nonqualified options must have an exercise price of not less than 85% of the fair market value of a share of common stock on the date of grant. Up to 2,000,000 options may be granted under the 2000 Plan. No option may be exercised more than ten years after the date of grant.

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

         The following table shows activity in the outstanding options for the years ended December 31, 2000, 1999 and 1998:

                                                          Weighted
                                                           Average
                                             2000          Exercise            1999              1998
                                            Shares          Price             Shares            Shares
                                            ------          -----             ------            ------
Outstanding at beginning of year          1,602,000         $ 1.46          2,069,000         2,021,000
Granted                                     235,000           0.50            430,000           200,000
Exercised                                   (90,000)          0.20                 --                --
Canceled                                   (293,000)          1.70           (897,000)         (152,000)
                                        ----------------------------------------------------------------
Outstanding at end of year                1,454,000         $ 1.34          1,602,000         2,069,000
                                        ================================================================

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


         The following table summarizes information with respect to stock options at December 31, 2000:

                                Options Outstanding                                   Options Exercisable
                       --------------------------------------                   ---------------------------------
                                             Weighted
                                              Average
                            Number           Remaining                            Number
      Range of            Outstanding       Contractual       Weighted         Exercisable          Weighted
      Exercise           December 31,          Life            Average         December 31,         Average
        Price                2000             (Years)           Price              2000              Price
        -----                ----             -------           -----              ----              -----
$.20 to $1.00               565,000              9.1            $0.32             340,000             $0.20
$1.01 to $2.00              761,000              4.5            $1.80             761,000             $1.80
$2.01 to $3.00               35,000              4.8            $2.79              35,000             $2.79
$3.01 to $4.00               93,000              4.0            $3.17              93,000             $3.17
                         -----------                                           -----------
$.20 to $4.00             1,454,000              6.3            $1.34           1,229,000             $1.49
                         ===========                                           ===========

         Weighted average exercise prices for 2000 are calculated at prices effective as of December 31, 2000. The fair value of options granted during 2000 was $113,000, at a weighted average value of $0.48 per share. The fair value of options granted during the years ended December 31, 1999 and 1998 were $63,000 and $112,000, at weighted average prices of $0.15 and $0.56 per share, respectively.

         If the Company had instead elected the fair value method of accounting for stock-based compensation, compensation cost would be accrued at the estimated fair value of all stock option grants over the service period, regardless of later changes in stock prices and price volatility. The fair value at date of grant for options granted in 2000, 1999 and 1998 has been estimated based on a modified Black-Scholes pricing model with the following assumptions: no dividend yield; expected volatility of 101% in 2000, 85% in 1999 and 25% to 57% in 1998, based on historical results; risk-free interest rate of 5.1% to 6.0%; and average expected lives of approximately seven to ten years.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


         The following table sets forth the net income (loss), net income (loss) available for common stockholders and earnings (loss) per share amounts for the periods presented as if the Company had elected the fair value method of accounting for stock options.

                                              2000          1999          1998
                                              ----          ----          ----
NET INCOME (LOSS)
         As reported                      $   1,004     $  (4,596)     $ (1,185)
         Pro forma                        $     909     $  (4,628)     $ (1,297)

NET INCOME (LOSS) AVAILABLE FOR COMMON
  STOCKHOLDERS
         As reported                      $     984     $  (4,637)     $ (1,245)
         Pro forma                        $     889     $  (4,669)     $ (1,357)

BASIC EARNINGS (LOSS) PER SHARE
         As reported                      $     .05     $    (.28)     $   (.10)
         Pro forma                        $     .05     $    (.28)     $   (.11)

DILUTED EARNINGS (LOSS) PER SHARE
         As Reported                      $     .04     $    (.28)     $   (.10)
         Pro forma                        $     .04     $    (.28)     $   (.11)

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

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


         The Board of Directors has also authorized the issuance of common stock purchase warrants to certain officers, directors, stockholders, key employees and other parties as follows:

                                                                           Warrant Price
                                                 Number                    -------------
                                                of Shares           Per Share              Total
                                                ---------           ---------              -----
Balance outstanding, December 31, 1997          2,740,000         $1.21 to 3.79         $  7,923,000
Warrants issued                                 2,802,000          0.66 to 1.25            2,838,000
Warrants cancelled                             (1,000,000)                 1.25           (1,250,000)
                                              -------------------------------------------------------
Balance outstanding, December 31, 1998          4,542,000          0.66 to 3.79            9,511,000
Warrants issued                                 2,865,000          0.25 to 1.38            2,199,000
Warrants expired/cancelled                     (1,925,000)         0.60 to 2.50           (2,015,000)
                                              -------------------------------------------------------
Balance outstanding at December 31, 1999        5,482,000          0.25 to 3.79            9,695,000
Warrants issued                                 1,784,000          0.61 to 1.90            2,023,000
Warrants expired/cancelled                     (4,317,000)         0.61 to 3.79           (9,602,000)
Warrants exercised                               (777,000)         0.25 to 0.69             (413,000)
                                              -------------------------------------------------------
Balance outstanding at December 31, 2000        2,172,000         $0.25 to 2.50         $  1,703,000
                                              =======================================================

         During 2000, the Company issued warrants to purchase 150,000 shares of common stock at an exercise price of $1.00 as compensation for various services rendered. The estimated fair value of the warrants was $25,000 and was calculated using a Black-Scholes pricing model with the following assumptions: no dividend yield; expected volatility of 95%; a risk-free rate of 6.8%; and expected lives of 1.5 to 2 years. During 2000, 584,000 shares of common stock were issued in connection with the exercise of 777,000 warrants (277,000 warrants at an exercise price of $0.25 and 500,000 warrants exercised cashless into 306,000 shares).

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

         The Company has an Employee Stock Purchase Plan at its CXR Telcom subsidiary allowing eligible subsidiary employees to purchase shares of the Company's common stock at 85% of market value. During 2000, 1999, and 1998, 1,000, 5,000, and 7,000 shares, respectively, had been issued pursuant to the plan with 26,000 shares reserved for future issuance.

         During the first quarter of 2000, the Company offered to holders of warrants with an exercise price of $1.00 or more and ranging as high as $3.79 the opportunity to exchange their warrants with new warrants for one half the number of shares at one half the exercise price of the original warrants. Neither the expiration dates, nor any other terms of the warrants, were changed as a result of this offer. The offer was available to all warrant holders with exercise prices of $1.00 or more including Carmine T. Oliva, the Company's President and Chairman of the Board, and the two other directors. The primary reason for the offer was to reduce the quantity of shares allocated to warrants so that the Company would have sufficient authorized stock for its needs until an increase in the authorized stock could be voted on by the stockholders as part of the year 2000 Annual Meeting of Stockholders.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


         The offers and acceptances were finalized by April 24, 2000. Shares represented by warrants were reduced by 1,384,602 shares. Expense of $65,000 was recorded during year ended December 31, 2000, for the compensation expense for the modification of the warrants. Based on the nature and timing of the original grant of the warrants, the compensation expense was determined by various methods. For warrants issued to employees and directors, compensation expense was determined by the intrinsic value method and by treating the modified warrants as variable from the date of modification in accordance with APB 25 and FIN 44. For warrants issued to non-employees, compensation expense was determined in accordance with FAS 123 by calculating the difference between the fair value of the new warrant and the old warrant at the date of acceptance, with the exception of warrants initially granted pre-FAS 123, in which case the entire fair value of the new warrant was recorded as compensation expense. The estimated fair values of the old and new warrants was calculated using a Black-Scholes pricing model with the following assumptions: no dividend yield; expected volatility of 93%; a risk-free interest rate of 6%; and expected lives ranging from 0.1 to 5 years.

         As of December 31, 2000, the Company has 20,569,759 shares of common stock outstanding and potentially 5,021,702 shares of common stock issuable pursuant to the exercise of outstanding stock options and warrants and conversion of convertible redeemable preferred stock. As of December 31, 2000, in accordance with its certificate of incorporation, the Company was authorized to issue 25,000,000 shares of common stock. On January 22, 2001, the Company's authorized capital was increased to 50,000,000 shares of common stock.

DIVIDENDS

         No dividends on the Company's common stock have been paid to date. The Company's line of credit with Wells Fargo Business Credit, Inc. prohibits the payment of cash dividends on its common stock. The certificates of designation related to the Company's Series A Preferred Stock and Series B Preferred Stock provide that shares of those series of preferred stock are not entitled to receive cash dividends. The Company currently intends to retain future earnings to fund the development and growth of its business and, therefore, does not anticipate paying cash dividends on its common stock within the foreseeable future. Any future payment of dividends on the Company's common stock will be determined by the Company's board of directors and will depend on the Company's financial condition, results of operations, contractual obligations and other factors deemed relevant by the Company's board of directors.

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

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


NASDAQ DELISTING

         In May 1999, the listing of the Company's common stock on the Nasdaq SmallCap Market ("Nasdaq") was discontinued and thereafter, the Company's common stock has been traded on the OTC Bulletin Board.

(11)     INCOME TAXES

         The Company files a consolidated U.S. federal income tax return. This return includes all domestic companies 80% or more owned by the Company. State tax returns are filed on a consolidated, combined or separate basis depending on the applicable laws relating to the Company and its domestic subsidiaries.

         Income (loss) from continuing operations before income taxes was taxed under the following jurisdictions:

                                2000                1999                1998
                                ----                ----                ----
Domestic                    $ 2,658,000         $(3,556,000)        $  (467,000)
Foreign                        (924,000)           (514,000)              6,000
                            ----------------------------------------------------
Total                       $ 1,734,000         $(4,070,000)        $  (461,000)
                            ====================================================

         Income tax expense consists of the following:

                                     2000             1999              1998
                                     ----             ----              ----
Current:
Federal                           $ 20,000          $     --          $     --
State                                3,000            30,000             8,000
Foreign                              8,000            98,000            93,000
                                  ---------------------------------------------
                                  $ 31,000          $128,000          $101,000
                                  =============================================

         Income tax expense (benefit) differs from the amount obtained by applying the statutory federal income tax rate of 34% to loss from continuing operations before income taxes as follows:

                                          2000           1999           1998
                                          ----           ----           ----
Tax at U.S. federal statutory rate    $   590,000    $(1,384,000)   $  (157,000)
State taxes, net of federal income
  tax benefit                               3,000         30,000          8,000
Foreign income taxes                        8,000         98,000         93,000
Losses with no current benefit                 --      1,314,000         59,000
Permanent differences                      88,000         70,000         98,000
Utilization of net operating losses      (658,000)            --             --
                                      ------------------------------------------
                                      $    31,000    $   128,000    $   101,000
                                      ==========================================

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                        2000             1999
                                                        ----             ----
Deferred tax assets:
  Allowance for doubtful accounts                 $     14,000    $     37,000
  Inventory reserves and uniform capitalization        312,000         254,000
  Other accrued liabilities                            387,000         140,000
  Deferred compensation                                241,000         326,000
  Research credit carryforwards                        256,000         256,000
  Alternative Minimum Tax credit carryforwards         154,000         134,000
  Net operating loss carryforwards                  14,957,000      17,436,000
                                                  -----------------------------

Total deferred tax assets                           16,321,000      18,583,000

Valuation allowance for deferred tax assets        (16,321,000)    (18,335,000)
                                                  -----------------------------
Net deferred tax assets                                     --         248,000
                                                  -----------------------------
Deferred tax liabilities:
     Depreciation                                           --        (166,000)
     Gain on sale of investment                             --         (82,000)
                                                  -----------------------------
Total deferred tax liabilities                              --        (248,000)
                                                  -----------------------------
Net deferred taxes                                $         --    $        --
                                                  =============================

         As of December 31, 2000, the Company has a federal net operating loss carryforward of approximately $43,000,000 which expires at various dates between 2001 and 2019 and a state net operating loss carryforward of approximately $3,000,000 which expires at various dates through 2004.

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

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


(12)     EARNINGS (LOSS) PER SHARE

         The following table illustrates the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

                                                           2000          1999           1998
                                                           ----          ----           ----
NUMERATOR:
Net income (loss)                                      $ 1,004,000   $(4,596,000)   $(1,185,000)
     Less: accretion of the excess of the redemption
     value over the carrying value of redeemable
     preferred stock                                        20,000        41,000         60,000
                                                       -----------------------------------------
Income (loss) attributable to common
   stockholders                                        $   984,000   $(4,637,000)   $(1,245,000)
                                                       =========================================

DENOMINATOR:
Weighted average number of common shares
  outstanding during the period                        19,504,000     16,638,000     11,952,000

Incremental shares from assumed conversions
   of warrants, options and preferred stock             3,523,000             --             --
                                                       -----------------------------------------
Adjusted weighted average shares                       23,027,000     16,638,000     11,952,000
                                                       =========================================
Basic earnings (loss) per share                        $     0.05   $       (.28)   $      (.10)
                                                       =========================================
Diluted earnings (loss) per share                      $     0.04   $       (.28)   $      (.10)
                                                       =========================================

         The computation of diluted loss per share for 1999 and 1998 excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants because their effect was antidilutive due to losses incurred by the Company. See summary of outstanding stock options and warrants in Note 10.

(13)     COMMITMENTS AND CONTINGENCIES

LEASES

         The Company conducts most of its operations from leased facilities under operating leases which expire at various dates through 2005. The leases generally require the Company to pay all maintenance, insurance and property tax costs and contain provisions for rent increases. Total rent expense, net of sublease income, for 2000, 1999 and 1998, was $956,000, $1,454,000 and
$1,674,000, respectively.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


         The future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year are as follows:

          Year Ending December 31,                               Amount
          ------------------------                               ------
                  2001                                        $    995,000
                  2002                                             757,000
                  2003                                             255,000
                  2004                                             205,000
                                                              -------------
                                                              $  2,212,000
                                                              =============

LITIGATION

         The Company and its subsidiaries are, from time to time, involved in legal proceedings, claims and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist. Therefore, it is possible the outcome of such legal proceedings, claims and litigation could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period. However, based on facts currently available, management believes such matters will not have a material adverse affect on the Company's consolidated financial position, results of operations or cash flows. During 2000, the Company reversed certain estimated accruals related to various lawsuits aggregating $90,000 which were determined to no longer be necessary. Currently, there are no legal proceedings pending.

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

         During the third quarter of 1999, the Company entered into a settlement agreement with David Scheinfeld. The Company agreed to pay $75,000 payable in an initial payment of $6,250 and eleven monthly payments of $6,250 thereafter without interest. The unpaid amount due as of December 31, 1999, aggregating $50,000, is presented in other promissory notes (Note 8) in the accompanying 1999 consolidated balance sheet. The balance was paid in full in 2000.

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

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


set forth in the Agreement. Also in December 1997, the former Chairman of the Company, filed suit in the District Court for Galveston County, Texas alleging the Company had breached an alleged oral modification of the Agreement. In January 1998, the Company answered the complaint denying the allegation and litigation commenced in Texas.

         In April 1998, the Company brought an action in California against the former Chairman for breach of the Agreement and sought recovery of all stock, warrants and debt due the Company. The Company obtained a judgment against the former Chairman in this litigation.

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

         In March 1999, the parties entered into a settlement agreement which terminated all of the aforementioned actions. The agreement calls for the Company to issue to Elk, Dror and other parties $60,000 and 150,000 shares of the Company's common stock with a fair market value of approximately $56,000 (based on the closing market price of the common stock on the settlement date). In addition, the Company issued 1,000,000 warrants to purchase the Company's common stock at an exercise price of $1.37 per share for two years in exchange for returning 750,000 options and returning 90,000 warrants all to purchase the Company's common stock at an exercise price of $2.50 per share for 2.8 years. The fair value of the warrants granted over the options and warrants returned on the date of the settlement was approximately $17,000. The estimated fair values of the old and new options or warrants were calculated using a Black-Scholes pricing model with the following assumptions: no dividend yield, expected volatility of 81%; a risk-free interest rate of 5%; and expected lives of 2.8 and 2 years, respectively. The Company accrued for this settlement in the accompanying 1998 consolidated financial statements.

EMPLOYEE BENEFIT PLANS

         Through September 30, 1998, the Company sponsored several defined contribution plans ("401(k) Plans") covering the majority of its U.S. domestic employees. Effective October 1, 1998, these plans were terminated and a new plan was instituted covering the same employees. Participants may make voluntary pretax contributions to such plans up to the limit as permitted by law. Annual contributions to any plan by the Company is discretionary. The Company made contributions of $21,000, $31,000 and $22,000 to the 401(k) Plans for the calendar years ended December 31, 2000, 1999 and 1998, respectively.

EXECUTIVE MANAGEMENT

         Effective January 1, 2001, the Company and Carmine T. Oliva, its CEO, entered into a new employment agreement, providing for an annual base salary of $250,000 with annual merit increases for an initial period of five years with two renewal periods of two years each and a severance agreement of at least three years salary during the initial period.

(14)     SEGMENT AND MAJOR CUSTOMER INFORMATION

         The Company has two reportable segments: Telecommunications and Electronic Components. The Telecommunications segment operates principally in the U.S. and European markets and designs, manufactures and distributes telecommunications test instruments and voice and data transmission and networking equipment. The Electronic Components segment operates in the U.S., European and Asian markets and designs, manufactures and markets digital switches and power supplies.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


         In October 2000, the Company decided to discontinue its circuits segment operations. At that time the circuits segment operations consisted of XCEL Etch-Tek, a wholly owned subsidiary and XCEL Circuits Division ("XCD"), a division of XIT Corporation, a wholly-owned subsidiary of the Company. XCEL Etch-Tek was offered for sale (see Note 3). XCD is essentially a captive supplier of printed circuit boards to the electronic components segment with total sales to external customers of $173,000 and $167,000 for the years ended December 31, 2000 and 1999, respectively. XCD has been retained and is now included in the electronics components segment. Accordingly, all current and prior financial information related to the circuits segment operations have been presented as discontinued operations in the accompanying consolidated financial statements, with the exception of XCD which has been included in the current and prior financial information related to the electronics components segment in the accompanying consolidated financial statements.

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

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


         The Company's reportable segments are comprised of operating entities offering the same or similar products to similar customers. Each segment is managed separately because each business has different customers, design and manufacturing and marketing strategies. Selected financial data for each of the Company's operating segments is shown below.

                                        2000            1999            1998
                                        ----            ----            ----
SALES TO EXTERNAL CUSTOMERS:
     Telecommunications            $ 15,658,000    $ 15,666,000    $ 17,532,000
     Electronic Components           12,392,000      10,247,000      12,568,000
                                   ---------------------------------------------
                                   $ 28,050,000    $ 25,913,000    $ 30,100,000
                                   =============================================
INTERSEGMENT SALES:

     Telecommunications            $         --    $         --    $     17,000
     Electronic Components                   --         279,000         635,000
                                   ---------------------------------------------
                                   $         --    $    279,000    $    652,000
                                   =============================================
INTEREST EXPENSE:
     Telecommunications            $    131,000    $    110,000    $     79,000
     Electronic Components              216,000          75,000         323,000
                                   ---------------------------------------------
                                   $    347,000    $    185,000    $    402,000
                                   =============================================
DEPRECIATION AND AMORTIZATION:
     Telecommunications            $    528,000    $    490,000    $    265,000
     Electronic Components              173,000         101,000         241,000
                                   ---------------------------------------------
                                   $    701,000    $    591,000    $    506,000
                                   =============================================
SEGMENT PROFITS (LOSSES):
     Telecommunications            $    344,000    $ (1,739,000)   $    363,000
     Electronic Components            3,365,000       1,168,000       2,498,000
                                   ---------------------------------------------
                                   $  3,709,000    $   (571,000)   $  2,861,000
                                   =============================================
SEGMENT ASSETS:
     Telecommunications            $  9,901,000    $  7,960,000    $ 10,234,000
     Electronic Components            8,876,000       5,327,000       7,321,000
                                   ---------------------------------------------
                                   $ 18,777,000    $ 13,287,000    $ 17,555,000
                                   =============================================

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


         The following is a reconciliation of the reportable segment revenues, profit or loss and assets to the Company's consolidated totals.

                                                           2000            1999            1998
                                                           ----            ----            ----
Net Sales
     Total sales for reportable segments              $ 28,050,000    $ 26,192,000    $ 30,752,000
     Elimination of intersegment sales                          --        (279,000)       (652,000)
                                                      ---------------------------------------------
Total consolidated revenues                           $ 28,050,000    $ 25,913,000    $ 30,100,000
                                                      =============================================

Profit (loss) from continuing operations
   before income taxes
     Total profit (loss) for reportable segments      $  3,709,000    $   (571,000)   $  2,861,000
     Unallocated amounts:
         General corporate expenses                     (1,975,000)     (3,499,000)     (3,322,000)
                                                      ---------------------------------------------
Consolidated loss from continuing operations before
   income taxes                                       $  1,734,000    $ (4,070,000)   $   (461,000)
                                                      =============================================

Assets
     Total assets for reportable segments             $ 18,777,000    $ 13,287,000    $ 17,555,000
     Other assets                                          707,000       3,202,000       2,797,000
                                                      ---------------------------------------------
Total consolidated assets                             $ 19,484,000    $ 16,489,000    $ 20,352,000
                                                      =============================================

Interest Expense
     Interest expense for reportable segments         $    347,000    $    185,000    $    402,000
     Other interest expense                                 77,000         226,000         273,000
                                                      ---------------------------------------------
Total interest expense                                $    424,000    $    411,000    $    675,000
                                                      =============================================

Depreciation and Amortization
- -----------------------------
     Depreciation and amortization expense
          for reportable segments                     $    701,000    $    591,000    $    506,000
     Other depreciation and amortization expense            82,000         190,000         190,000
                                                      ---------------------------------------------
Total depreciation and amortization                   $    783,000    $    781,000    $    696,000
                                                      =============================================

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


         A summary of the Company's net sales, operating income (loss) and identifiable assets by geographical area follows:

                                     2000             1999             1998
                                     ----             ----             ----
Net sales:
     United States               $13,246,000      $ 9,490,000      $12,804,000
     Japan                           941,000          658,000          706,000
     France                        9,118,000       10,958,000       11,118,000
     United Kingdom                4,745,000        4,807,000        5,472,000
                                 ----------------------------------------------
                                 $28,050,000      $25,913,000      $30,100,000
                                 ==============================================
Long-lived assets:
     United States               $   418,000      $   371,000      $   489,000
     Japan                            14,000           16,000           13,000
     France                          251,000          257,000          458,000
     United Kingdom                  237,000          190,000          133,000
                                 ----------------------------------------------
                                 $   920,000      $   834,000      $ 1,093,000
                                 ==============================================

         Sales and purchases between geographic areas have been accounted for on the basis of prices set between the geographic areas, generally at cost plus 5%. Identifiable assets by geographic area are those assets that are used in the Company's operations in each location. Net sales by geographic area have been determined based upon the country from which the product was shipped.

         No one customer accounted for more than 10% of net sales during any of the years presented.

(15)     DISCONTINUED OPERATIONS

         In October 2000, the Company decided to discontinue its circuits segment operations. At that time, the circuits segment operations consisted of XCEL Etch Tek, a wholly-owned subsidiary and XCEL Circuits Division ("XCD"), a division of XIT Corporation, a wholly-owned subsidiary of the Company. During 1998 and 1999, the Company sold substantially all of the assets of two other circuits operations, HyComp and XCEL Arnold Circuits (see Note 3). XCD is essentially a captive supplier of printed circuit boards to the electronic components segment with total sales to external customers of $173,000 and $167,000 for the years ended December 31, 2000 and 1999, respectively. XCD has been retained and is now included in the electronics components segment. Accordingly, all current and prior financial information related to the circuits segment operations (XCEL Etch Tek, HyComp and XCEL Arnold) has been presented as discontinued operations in the accompanying consolidated financial statements.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


         Summarized results of operations for the discontinued operations for 2000, 1999 and 1998 are as follows:

                                                     2000           1999           1998
                                                     ----           ----           ----
Net sales                                        $ 2,257,000    $ 2,388,000    $ 7,161,000
                                                 ==========================================
Operating loss                                   $  (212,000)   $  (847,000)   $(1,203,000)
                                                 ==========================================
Gain (loss) on sale of discontinued operations   $  (487,000)   $   449,000    $   580,000
                                                 ==========================================

         The net assets and liabilities relating to the circuits segment have been included in net assets (liabilities) of discontinued operations in the accompanying consolidated balance sheets and are summarized as follows:

                                                          2000          1999
                                                          ----          ----

Accounts receivable                                   $       --    $  351,000
Inventories                                                   --       135,000
Other current assets                                          --       152,000
Property, plant and equipment                                 --       627,000
                                                      -------------------------
Total assets                                          $       --    $1,265,000
                                                      =========================

Accounts payable and accrued expenses                     15,000        75,000
Long-term debt                                                --        57,000
                                                      -------------------------
Total liabilities                                         15,000       132,000
                                                      =========================

Net assets (liabilities) of discontinued operations   $  (15,000)   $1,133,000
                                                      =========================

(16)     NEW ACCOUNTING PRONOUNCEMENTS

         In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 was previously amended by SFAS No. 137, "Accounting For Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date of SFAS No. 133 to fiscal years commencing after June 15, 2000. The Company currently does not engage in, nor does it expect to engage in, derivative or hedging activities and, accordingly, the Company anticipates there will be no impact to its consolidated financial statements.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that its current revenue recognition policies comply with SAB 101.

         In March 2000, the FASB issued Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions Involving Stock Compensation", which addresses certain accounting issues which arose under the previously established accounting principles relating to stock-based compensation. The adoption of this interpretation did not have a material effect on the Company's financial position or results of operations, but may in the future due to repricing.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


(17)     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following is a summary of the quarterly operations for the years ended December 31, 2000 and 1999 (in thousands, except for per share data).

                                    PREVIOUSLY                 PREVIOUSLY
                                     REPORTED     RESTATED      REPORTED      RESTATED
                                     MAR. 31      MAR. 31       JUNE 30       JUNE 30        SEPT. 30       DEC. 31
                                     -------      -------       -------       -------        --------       -------
               2000
               ----
Net Sales                           $ 6,486     $    5,860      $ 7,512      $   6,828      $   6,871      $   8,491

Gross Profit                          2,373          2,326        2,814          2,796          3,791          3,608

Income (loss) from continuing
  operations                           (127)           (71)         206            301          1,132            341

Income (loss) from discontinued
  operations                              -            (56)           -            (95)          (702)           154

Net income (loss)                      (127)          (127)         206            206            430            495

Income (loss) available to
  common shareholder                   (150)          (130)         183            183            407            544

Earnings (loss) per share:
Continuing Operations
        Basic                         (0.01)         (0.01)        0.01           0.02           0.06           0.02
        Diluted                       (0.01)         (0.01)        0.01           0.02           0.05           0.01

Discontinued Operations
        Basic                             -          (0.00)           -          (0.01)         (0.05)          0.01
        Diluted                           -          (0.00)           -          (0.01)         (0.05)          0.01

Net Income (loss)
        Basic                          0.01          (0.01)        0.01           0.01           0.01           0.03
        Diluted                        0.01          (0.01)        0.01           0.01           0.01           0.02

               1999
               ----
Net Sales                           $ 7,510      $   6,677      $ 6,801      $   6,319      $   6,448      $   6,469

Gross Profit                          2,606          2,550        2,390          2,381          2,245          1,671

Loss from continuing
  operations                           (975)        (1,013)        (914)          (624)          (761)        (1,800)

Income (loss) from
  discontinued operations                 -             38            -           (290)          (273)           127

Net loss                               (975)          (975)        (914)          (914)        (1,034)        (1,673)

Loss available to common
  shareholder                        (1,031)        (1,031)        (903)          (903)        (1,058)        (1,645)

Net income (loss) per share:
Continuing Operations
        Basic                         (0.07)         (0.07)       (0.06)         (0.04)         (0.05)         (0.10)
        Diluted                       (0.07)         (0.07)       (0.06)         (0.04)         (0.05)         (0.10)

Discontinued Operations
       Basic                              -          (0.00)           -          (0.02)         (0.01)          0.01
        Diluted                           -          (0.00)           -          (0.02)         (0.01)          0.01

Net loss
        Basic                         (0.07)         (0.07)       (0.06)         (0.06)         (0.06)         (0.09)
        Diluted                       (0.07)         (0.07)       (0.06)         (0.06)         (0.06)         (0.09)

         The 2000 and 1999 quarterly results of operations for the periods presented above have been restated to reflect discontinued operations resulting from the Company's decision to discontinue its Circuits segment in October 2000. (See Note 15.)


                                     MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                                                      SCHEDULE II
                                           VALUATION AND QUALIFYING ACCOUNTS
                                      YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                Additions   Transfers
                                                Balance at     Charged to      to         Deductions
                                               Beginning of     Costs and  Discontinued   Write-offs of    Balance at
Description                                        Year         Expenses    Operations      Accounts       End of Year
- -----------                                        ----         --------   ------------     --------       -----------
Allowance for doubtful accounts:
     Year ended December 31, 2000                 $191,000        $47,000     $      -      $(127,000)        $111,000
     Year ended December 31, 1999                  258,000         36,000        6,000       (109,000)         191,000
     Year ended December 31, 1998                  241,000         97,000      (17,000)       (63,000)         258,000
                                               ========================================================================

Allowance for inventory obsolescence:
     Year ended December 31, 2000                1,381,000        893,000            -     (1,105,000)       1,169,000
     Year ended December 31, 1999                1,760,000      1,145,000       (1,000)    (1,523,000)       1,381,000
     Year ended December 31, 1998                1,856,000        885,000       (6,000)      (975,000)       1,760,000
                                               ========================================================================

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                             DESCRIPTION
- ------                             -----------

2.1 Merger Agreement dated December 31, 1996 between XIT Corporation, XIT Acquisition, Inc. and the Registrant (1)

2.2 Share Exchange Agreement among CXR Telcom Corporation, the Registrant and Eric P. Bergstrom, Steve T. Robbins and Mike B. Peterson, Dated October 17, 1997 (2)

2.3 Indemnity Escrow Agreement among CXR Telcom Corporation, the Registrant, Eric P. Bergstrom, Steve T. Robbins and Mike B. Peterson and Gallagher, Briody & Butler, Dated October 17, 1997 (2)

2.4 Form of Contingent Stock Agreement among CXR Telcom Corporation, the Registrant, Critical Communications Incorporated, Mike B. Peterson, Eric P. Bergstrom and Steve T. Robbins, Dated October 17, 1997 (2)

2.5 Form of Severance Agreement among CXR Telcom Corporation, Critical Communications Incorporated, Mike B. Peterson, Eric P. Bergstrom and Steve T. Robbins, Dated October 17, 1997 (2)

2.6 Asset Purchase Agreement dated January 9, 1998 among Arnold Circuits, Inc, BNZ Incorporated, Robert Bertrand, XCEL Arnold Circuits, Inc., XIT Corporation and Mantalica & Treadwell (2)

2.7 Addendum No. 1 to Asset Purchase Agreement, among Arnold Circuits, Inc, BNZ Incorporated, Robert Bertrand, XCEL Arnold Circuits, Inc., XIT Corporation and Mantalica & Treadwell, Dated March 31, 1998 (2)

2.8 Bill of Sale and Assignment and Assumption Agreement between XCEL Arnold Circuits, Inc. and Arnold Circuits, Inc., Dated March, 31 1998
         (2)

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

2.19 Share Purchase Agreement dated December 29, 1999 between the Registrant and Wi-Lan Inc. (15)

2.20 Share Purchase Agreement dated April 17, 2000 between XCEL Power Systems Limited and the stockholders of The Belix Company Limited (4)

2.21 Asset Purchase Agreement effective September 1, 2000 by and among the Registrant, CXR Telcom Corporation and T-Com, LLC (5)

2.22 Bill of Sale and Assignment and Assumption Agreement dated as of September 22, 2000 between T-Com, LLC and CXR Telcom Corporation (5)

2.23 Letter agreement dated October 2, 2000 among the Registrant, CXR Telcom Corporation and T-Com, LLC relating to Asset Purchase Agreement by and among the same parties (5)

2.24 Asset Purchase Agreement dated as of November 15, 2000 by and among XIT Corporation, the Registrant, Bryan Fuller, Tama-Lee Mapalo and Etch-Tek Electronics Corporation (6)

2.25 Asset Purchase Agreement dated as of July 31, 1995 by and among BNZ Incorporated, Robert Bertrand, and XCEL Arnold Circuits, Inc.

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

3.3 Certificate of Amendment of Certificate of Incorporation of the Registrant, as filed with the Delaware Secretary of State on October 16, 1991 (15)

3.4 Certificate of Amendment of Certificate of Incorporation of the Registrant, as filed with the Delaware Secretary of State on April 19, 1994 (15)

3.5 Certificate of Amendment of Certificate of Incorporation of the Registrant, as filed with the Delaware Secretary of State on March 6, 1995 (15)

3.6 Certificate of Amendment of Certificate of Incorporation of the Registrant, as filed with the Delaware Secretary of State on August 28, 1996 (15)

3.7 Certificate of Designations, Preferences and Rights of Preferred Stock of the Registrant, as filed with the Delaware Secretary of State on May 20, 1998 (15)

3.8 Amended Certificate of Designations, Preferences and Rights of Preferred Stock of the Registrant, as filed with the Delaware Secretary of State on July 1, 1998 (15)

3.9 Certificate of Correction of Amended Certificate of Designations, Preferences and Rights of Preferred Stock as filed with the Delaware Secretary of State on November 20, 2000 (15)

3.10 Second Amended and Restated Certificate of Designations, Preferences and Rights of Preferred Stock as filed with the Delaware Secretary of State on December 28, 1999 (7)

3.11 Certificate of Correction of Second Amended Certificate of Designations, Preferences and Rights of Preferred Stock as filed with the Delaware Secretary of State on November 21, 2000 (15)

3.12 Certificate of Designations, Preferences and Rights of Series B Preferred Stock of the Registrant as filed with the Delaware Secretary of State on September 19, 2000 (5)

3.13     Bylaws of the Registrant (15)

3.14 Certificate of Amendment of Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on January 22, 2001

3.15 Certificate of Amendment of Certificate of Designation of the Registrant as filed with the Delaware Secretary of State on January 22, 2001

10.1     1993 Stock Option Plan (15)(#)

10.2     Employee Stock and Stock Option Plan (9) (#)

10.3     1997 Stock Incentive Plan (10) (#)

10.4     2000 Stock Option Plan (11) (#)

10.5 Employment Agreement dated October 15, 1997 between the Registrant and Carmine T. Oliva (15)(#)

10.6 Employment Agreement dated May 1, 1998 between the Registrant and Graham Jefferies (15)(#)

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

10.19 Lease Agreement between SCI Limited Partnership-I and CXR Telcom Corporation, Dated July 28, 1997 (13)

10.20    Lease agreement between XIT Corporation and P&S Development (14)

10.21 General Partnership Agreement between XIT Corporation and P&S Development (14)

10.22    Lease Agreement between XCEL Arnold Circuits, Inc. and RKR Associates
         (14)

10.23 Letter dated January 26, 2001 from Wells Fargo Business Credit, Inc. confirming the release of Guarantee dated August 16, 2000

10.24 Employment Agreement dated as of January 1, 2001 between the Registrant and Carmine T. Oliva (#)

21.1     Subsidiaries of the Registrant (15)

23.1     Consent of BDO Seidman, LLP, Independent Certified Public Accountants

- ---------------
(#) Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit.
(1) Incorporated by reference to the Registrant's current report on Form 8-K for January 6, 1997 filed January 21, 1997 (File No. 1-10346)
(2) Incorporated by reference to the Registrant's annual report on Form 10-K for the year ended December 31, 1997 (File No. 1-10346)
(3) Incorporated by reference to the Registrant's interim report on Form 10-Q for the three months ended March 31, 1999 (File No. 1-10346)
(4) Incorporated by reference to the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-10346)
(5) Incorporated by reference to the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-10346)

(6) Incorporated by reference to the Registrant's current report on Form 8-K for November 15, 2000 (File No. 1-10346)
(7) Incorporated by reference to the Registrant's annual report on Form 10-K for the year ended December 31, 1999 (File No. 1-10346)
(8) Incorporated by reference to the Registrant's interim report on Form 10-Q for the six months ended June 30, 1998 (File No. 1-10346)
(9) Incorporated by reference to the Registrant's registration statement on Form S-8 (Registration Statement No. 333-12567)
(10) Incorporated by reference to the Registrant's definitive proxy statement for the annual meeting of stockholders to be held June 11, 1998 (File No. 1-10346)
(11) Incorporated by reference to the Registrant's definitive proxy statement for the special meeting of stockholders to be held January 16, 2001 (File No. 1-10346)
(12) Incorporated by reference to the Registrant's interim report on Form 10-Q for the nine months ended September 30, 1999 (File No. 1-10346)
(13) Incorporated by reference to the Registrant's registration statement on Form S-8 (Registration Statement No. 333-29925)
(14) Incorporated by reference to the Registrant's annual report on Form 10-K/A for the year ended December 31, 1996 (File No. 1-10346)
(15) Incorporated by reference to Amendment No. 1 to Registrant's registration statement on Form S-1 (Registration Statement No. 333-41580)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 2nd day of April, 2001.

                                      MICROTEL INTERNATIONAL, INC.

                                      By:   /S/ Carmine T. Oliva
                                            -----------------------------
                                            Carmine T. Oliva
                                            Chairman of the Board, President
                                            and Chief Executive Officer

         Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                            CAPACITY                                    DATE
- ---------                            --------                                    ----

/S/ Carmine T. Oliva                 Chairman of the Board, President,       April 2, 2001
- -------------------------------      Chief Executive Officer (Principal
Carmine T. Oliva                     Executive Officer) and Director


/S/ Randolph D. Foote                Chief Financial Officer                 April 2, 2001
- -------------------------------      (Principal Accounting and
Randolph D. Foote                    Financial Officer)


/S/ Laurence P. Finnegan, Jr.        Director                                April 2, 2001
- -------------------------------
Laurence P. Finnegan, Jr.


/S/ Robert B. Runyon                 Director                                April 2, 2001
- -------------------------------
Robert B. Runyon

                         EXHIBITS FILED WITH THIS REPORT

EXHIBIT
NUMBER                             DESCRIPTION
- ------                             -----------

2.25 Asset Purchase Agreement dated as of July 31, 1995 by and among BNZ Incorporated, Robert Bertrand, and XCEL Arnold Circuits, Inc.

3.14 Certificate of Amendment of Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on January 22, 2001

3.15 Certificate of Amendment of Certificate of Designation of the Registrant as filed with the Delaware Secretary of State on January 22, 2001

10.23 Letter dated January 26, 2001 from Wells Fargo Business Credit, Inc. confirming the release of Guarantee dated August 16, 2000

10.24 Employment Agreement dated as of January 1, 2001 between the Registrant and Carmine T. Oliva (#)

23.1     Consent of BDO Seidman, LLP, Independent Certified Public Accountants