Form 10-K/A
period 1999-12-31
MICROTEL INTERNATIONAL INC
filed 2001-04-10
CIK 854852

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 3 TO

                                    FORM 10-K

(Mark One)

|X|     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

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

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           -----

The aggregate market value of the voting stock held by nonaffiliates of the registrant computed by reference to the closing price of such stock, was approximately $6,035,793 at March 23, 2001.

The number of shares of the issuer's common stock, $.0033 par value, outstanding as of March 23, 2001 was 20,570,113.

DOCUMENTS INCORPORATED BY REFERENCE. List hereunder the following documents if incorporated by reference, and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933: NONE

                                     PART I

ITEM 1.  BUSINESS..........................................................    3

ITEM 2.  PROPERTIES........................................................   22

ITEM 3.  LEGAL PROCEEDINGS.................................................   23

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............   23

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS...........................................................   24

ITEM 6.  SELECTED FINANCIAL DATA...........................................   26

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS.............................................   27

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........   44

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................   44

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE..............................................   44

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................   45

ITEM 11. EXECUTIVE COMPENSATION............................................   48

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....   58

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................   60

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K............   65

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE.............  F-1

INDEX TO EXHIBITS..........................................................   66

SIGNATURES.................................................................   71

EXHIBITS FILED WITH THIS REPORT............................................   72

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

PRODUCTS AND SERVICES

         Our products and services are divided into two main business segments:

         Telecommunications

              -- Telecommunications Test Instruments (analog and digital test instruments used in the installation, maintenance, management and optimization of public and private communication networks)

              -- Transmission and Network Access Products (range of products for accessing public and private networks for the transmission of data, voice and video)

         Electronic Components (digital switches and electronic power supplies)

         During the years ended December 31, 2000, 1999 and 1998, our total sales for our telecommunications and electronic components segments were $28,050,000, $25,913,000 and $30,100,000, respectively, and the percentages of total sales contributed by each product group within our two main business segments were as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
       SEGMENT AND PRODUCT TYPE                         2000     1999      1998
       ------------------------                        -------  -------  -------
       Telecommunications
         Test Instruments                               28.2%     19.2%    26.7%
         Transmission and Network Access Products       26.2%     39.3%    29.9%
                                                       -------------------------
         Other Products and Services                     1.5%      1.9%     1.7%
                                                       -------------------------
                                                        55.9%     60.4%    58.3%
                                                       -------------------------

       Electronic Components
         Digital Switches                               28.6%     20.5%    21.6%
         Electronic Power Supplies                      14.8%     15.8%    14.2%
         Other Products and Services                     0.7%      3.3%     5.9%
                                                       -------------------------
                                                        44.1%     39.6%    41.7%
                                                       -------------------------
                                                       100.0%    100.0%   100.0%
                                                       =========================

OUR TELECOMMUNICATIONS TEST INSTRUMENTS, TRANSMISSION AND NETWORK ACCESS PRODUCTS BUSINESS

         Our telecommunications business comprises telecommunications test equipment and transmission and network access products. During the years ended December 31, 2000 and 1999, the sale of telecommunications products, equipment and related services accounted for approximately 55.9% and 60.4% of our total revenues, respectively. These products, many of which are described below, are configured in a variety of models designed to perform analog and digital measurements or to transmit data at speeds varying from low-speed voice grade transmission to high-speed broadband Internet access, including:

         --   Traditional telephone services, such as modems and plain old telephone service, or POTS
         --   Competitive local exchange carriers, or CLECs
         --   Bite error rate test, or BERT
         --   Dial tone multi-frequency, or DTMF
         --   Transmission impairment measurement, or TIMS
         --   Central office and private business exchange, or CO/PBX, services, where the central office houses the local exchange equipment that routes calls to and from customers, and to Internet service providers and long-distance carriers
         --   Digital data services, or DDS, including the USA and worldwide standards described below:
            I.USA standards, including:
              --   ISDN, which is an enhanced digital network that offers more bandwidth and faster speed than the traditional telephone
                   network
              --   Caller identification or caller-ID services
              --   Digital subscriber line technology, or DSL, which transmits data up to 50 times faster than a conventional dial-up modem using existing copper telephone wires
              --   Multi-rate symmetric DSL, or MSDSL, which allows the
                   transmission of data over longer distances than single-rate technologies by adjusting automatically or manually the
                   transmission speed
              --   T-1, which is a standard for digital transmission in North
                   America used by large businesses for broadband access
              --   FT-1, or fractional T-1, which uses only a selected number of channels from a T-1
              --   T-3, which is the transmission rate of 44 megabits, or
                   millions of bits, per second, or 44 Mbps, with 672 channels
              --   Digital signal level 0, or DS0, which is 64 kilobits, or
                   thousands of bits, per second, or 64 kbps, with one channel of a T-1, E-1, E-3 or T-3
              --   Digital signal level 1, or DS1, which is the T-1 transmission rate of 1.54 Mbps, with 24 channels
              --   Digital signal level 3, or DS3, which is the T-3 transmission rate of 44 Mbps, with 672 channels
              --   Router, or an intelligent device used to connect local and remote networks
              --   Terminal adapter, which is situated between telephones or
                   other devices and an ISDN line and allows multiple voice/data to share an ISDN line
              --   Transmission control protocol/Internet protocol, or TCP/IP
            II. Worldwide standards, including:
              --   E-1, which is the European standard for international digital transmission used by large businesses for broadband access, with 2.108 Mbps, with 30 channels
              --   FE-1, or fractional E-1, which uses only a selected number of channels from an E-1
              --   E-3, which is the European standard for T-3, with 34.368 Mbps and 480 channels

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

         Accordingly, for the years ended December 31, 2000, 1999 and 1998, our engineering and product development costs for our telecommunications and electronic components segments were approximately $1.17 million, $1.84 million and $2.20 million, respectively. The decline in these expenses in 2000 as compared to 1999 was primarily due to the termination of engineering activities at our Fremont, California facility and the consolidation of engineering activities at our St. Charles, Illinois facility.

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

         BUSINESS UNIT                               LOCATION                   FUNCTION
         -------------                               --------                   --------

MicroTel International, Inc.                  Rancho Cucamonga, California   Administrative
(corporate headquarters)

XIT Corporation/Digitran                      Rancho Cucamonga, California   Manufacturing
(electronic components)                       Monrovia, California

XCEL Power Systems, Ltd.
and XCEL Corporation Ltd.                     Ashford, United Kingdom        Administrative/
(electronic components)                       Wales, United Kingdom          Manufacturing

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

         Market Price
         ------------

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

                                                               PRICE RANGE
                                                          ----------------------
      1998:                                                 LOW          HIGH
                                                          -------     ----------
      First Quarter (January 1 - March 31).............   $ .875      $ 1.625
      Second Quarter (April 1 - June 30)...............     .75         1.28125
      Third Quarter (July 1 - September 30)............     .4375       1.00
      Fourth Quarter (October 1 - December 31).........     .375         .84375

      1999:
      First Quarter....................................     .375        1.125
      Second Quarter...................................     .1875        .5625
      Third Quarter....................................     .18          .40
      Fourth Quarter...................................     .16          .44

      2000:
      First Quarter....................................     .42         2.8125
      Second Quarter...................................     .4375       1.25
      Third Quarter....................................     .4375        .8438
      Fourth Quarter...................................     .20          .56

         As of March 23, 2001, we had 20,570,113 shares of common stock outstanding held of record by approximately 3,600 stockholders, and the high and low bid prices of our common stock on the OTC Bulletin Board were $.39 and $.37, respectively.

        Dividend Policy
        ---------------

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

        Recent Sales of Unregistered Securities
        ---------------------------------------

         In June and July 1998, we sold 200 shares of Series A Preferred Stock for $10,000 per share to three institutional investors. Each share of Series A

Preferred Stock was convertible at a conversion price equal to $10,000 divided by the lesser of $1.26 and 100% of the arithmetic average of the three lowest closing bid prices over the 40 trading days immediately prior to the date of conversion. The shares were accompanied by warrants to purchase up to an aggregate of 1,000,000 shares of common stock at an exercise price of $1.25 per share, which warrants were later modified in November 1998 and December 1999 to provide for exercise prices of $0.75 per share and $0.25 per share, respectively, and to extend their expiration dates from May 22, 2001 to December 22, 2002.

         In July 1998, we issued warrants to purchase an aggregate of 250,000 shares of common stock at an exercise price of $1.25 per share to one entity and one individual in consideration for placement agent services rendered in connection with the private placement of Series A Preferred Stock.

         In July 1998, we issued warrants to purchase an aggregate of 250,000 shares of common stock at an exercise price of $1.25 per share to one individual in consideration for investor relations services rendered.

         In December 1998, we issued warrants to purchase up to 152,381 shares of common stock at an exercise price of $0.66 per share to one entity in exchange for an option to purchase from the entity an ownership interest in Digital Transmission Systems, Inc. In January 1999, we exercised our option by issuing 1,000,000 shares of common stock valued at $1,000,000 in exchange for 41% of the outstanding common stock of Digital Transmission Systems, Inc.

         Between January and November 1999, we issued an aggregate of 2,659,011 shares of common stock to three investors in connection with their conversions of an aggregate of 102 shares of Series A Preferred Stock.

         In January 1999, we issued 250,000 shares of common stock valued at $225,675 to our then legal counsel in connection with legal services rendered.

         In January 1999, we issued 200,000 shares of common stock valued at $193,140 to an investor relations consultant in exchange for services rendered.

         In March 1999, we issued warrants to purchase an aggregate of 15,000 shares of common stock at an exercise price of $0.75 per share to one individual in consideration for investment banking services rendered.

         In March 1999, we issued warrants to purchase an aggregate of 50,000 shares of common stock at an exercise price of $0.75 per share to one individual in consideration for investor relations services rendered.

         In March 1999, we issued warrants to purchase an aggregate of 150,000 shares of common stock at an exercise price of $0.75 per share to two individuals in consideration for consulting services rendered.

         In March 1999, we issued an aggregate of 150,000 shares of common stock valued at $72,510 to two individuals and one entity in connection with the settlement of litigation.

         In March and April 1999, we issued an aggregate of 635,000 shares of common stock valued at $263,435 to two individuals for investor relations consulting services rendered.

         In March 1999, we issued an aggregate of 75,000 shares of common stock valued at $32,603 to three individuals for consulting services rendered.

         In June 1999, we issued an aggregate of 555,641 shares of common stock valued at $362,667 to two employees who were former principals of Critical Communications Incorporated in connection with an earn out arrangement.

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

                                                              THREE
CONSOLIDATED STATEMENTS OF                                    MONTHS
OPERATIONS AND COMPREHENSIVE INCOME                            ENDED
DATA:                                  YEAR ENDED SEPT. 30,   DEC. 31,          YEAR ENDED DEC. 31,
                                       --------------------   ---------   ---------------------------------
                                         1995       1996        1996         1997        1998        1999
                                       ---------  ---------   ---------   ---------   ---------   ---------
                                                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Net sales............................  $ 19,602   $ 31,249    $  7,886    $ 43,098    $ 37,261    $ 28,301
Cost of sales........................    14,332     23,057       6,680      32,670      23,871      19,659
                                       ---------  ---------   ---------   ---------   ---------   ---------
Gross profit                              5,270      8,192       1,206      10,428      13,390       8,642
Selling, general and administrative
   expenses..........................     4,870      6,379       1,816      11,361      11,826      11,247
Engineering and product development
   expense...........................       328        309          69       2,046       2,454       1,873
Write-down of goodwill...............        --         --          --       5,693          --          --
                                       ---------  ---------   ---------   ---------   ---------   ---------
Income (loss) from operations........        72      1,504        (679)     (8,672)       (890)     (4,478)
Other income (expense), net..........       274       (399)       (196)       (924)       (194)         10
                                       ---------  ---------   ---------   ---------   ---------   ---------
Income (loss) before income taxes....       346      1,105        (875)     (9,596)     (1,084)     (4,468)
Income tax (benefit) expense.........         9         22          30          97         101         128
                                       ---------  ---------   ---------   ---------   ---------   ---------
Net income (loss)....................  $    337   $  1,083    $   (905)   $ (9,693)   $ (1,185)   $ (4,596)
                                       ---------  ---------   ---------   ---------   ---------   ---------
Other comprehensive gain (loss)......        10        (89)        126        (260)        206        (325)
                                       ---------  ---------   ---------   ---------   ---------   ---------
Total comprehensive income (loss)....  $    347   $    994    $   (779)   $ (9,953)   $   (979)   $ (4,921)
                                       =========  =========   =========   =========   =========   =========
Basic earnings (loss) per share......  $    .07   $    .17    $   (.15)   $   (.96)   $   (.10)   $   (.28)
                                       =========  =========   =========   =========   =========   =========
Diluted earnings (loss) per share....  $    .07   $    .17    $   (.15)   $   (.96)   $   (.10)   $   (.28)
                                       =========  =========   =========   =========   =========   =========
Weighted average shares outstanding,
   basic and diluted.................     4,995      5,841       6,064      10,137      11,952      16,638
                                       =========  =========   =========   =========   =========   =========

                                       AS OF SEPTEMBER 30,             AS OF DECEMBER 31,
                                   ----------------------------  ----------------------------
                                     1995      1996      1996      1997      1998      1999
                                   --------  --------  --------  --------  --------  --------
CONSOLIDATED BALANCE SHEET DATA:                          (IN THOUSANDS)
Working capital ................   $ 1,015   $ 2,163   $ 1,525   $ 1,823   $ 3,787   $   474
Total assets ...................    15,955    19,613    20,564    25,440    21,242    16,621
Total liabilities ..............    10,656    12,993    14,723    18,711    14,244    12,232
Total stockholders' equity......     4,464     5,845     5,047     6,015     5,482     3,801
Redeemable preferred stock......       835       775       794       714     1,516       588


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

         Although our operations as of the date of filing of this report are organized into two business segments, the financial statements and the discussions relating to the financial statements contained in this item of this report reflect our previous organization into three segments because the discontinuation of our circuits segment did not occur until October 2000.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of total net sales.

                                                      YEARS ENDED DECEMBER 31,
                                                    ----------------------------
                                                      1997      1998      1999
                                                    --------  --------  --------

Net sales.........................................    100.0%    100.0%    100.0%
Cost of sales.....................................     75.8      64.1      69.5
Gross profit......................................     24.2      35.9      30.5
Selling, general and administrative expenses......     26.4      31.7      38.1
Engineering and product development expenses......      4.7       6.6       6.6
Goodwill write-off................................     13.2       --        --
Operating income (loss)...........................    (20.1)     (2.4)    (14.2)
Interest expense..................................     (2.1)     (1.8)     (1.5)
Other income (expense)............................     (0.1)      1.3      (0.1)
Loss before income taxes..........................    (22.3)     (2.9)    (15.8)
Income taxes......................................      0.2       0.3       0.4
Net loss..........................................    (22.5)     (3.2)    (16.2)

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

         Net sales for our electronic components segment decreased by $2,332,000 (18.8%) to $10,080,000 for 1999 as compared to $12,412,000 for 1998 primarily due to the discontinuance of our XCEL-Lite products, which represented no sales in 1999 as compared to $576,000 in 1998, the discontinuance of our low margin subsystem assembly business, which represented sales of $404,000 in 1999 as compared to $696,000 in 1998, a $1,199,000 decline in our switch business and a $158,000 decline in sales of our power supply products.

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

         GROSS PROFIT. Gross profit as a percentage of total net sales decreased to 30.5% for 1999 as compared to 35.9% for 1998. In dollar terms, total gross profit decreased by $4,748,000 (35.5%) to $8,642,000 for 1999 as compared to $13,390,000 for 1998. For the years ended December 31, 1999 and 1998, cost of sales included provisions for inventory obsolescence of $1,145,000 and $885,000, respectively. Provisions for inventory obsolescence are recorded as necessary to reduce obsolete inventory to estimated net realizable value or to specifically reserve for obsolete inventory that MicroTel intends to dispose of. The allowance for inventory obsolescence is reduced only upon disposal of such inventory.

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

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $579,000 (4.9%) to $11,247,000 for 1999 as compared to $11,826,000 for 1998. This decrease is largely attributable to a $1,144,000 reduction in selling expenses, $475,000 of which was a result of the divestitures of HyComp, Inc. due to its declining sales volume and potential losses and technological changes in the industry and XCEL Arnold Circuits due to its declining sales, losses and technological changes in the industry, and $669,000 of which was a result of a reduction in sales volume, cost reductions in our telecommunications segment and the elimination of product lines in our electronic component segment that required substantial selling efforts. In addition, our general and administrative expenses increased by $565,000 (8.8%) to $6,994,000 for 1999 as compared to $6,429,000 for 1998 primarily due to the non-cash expense of $522,000 (in shares of our common stock and warrants to purchase our common stock) to our investor relations firms in connection with our plan to increase our company's visibility within the investment community, a $452,000 write-off of a note receivable related to the divestiture of XCEL Arnold Circuits, Inc. and due to advertising and other promotional costs. Offsetting such increases in general and administrative expenses were reductions in expenses due to the transfer of the administrative functions of CXR Telcom to our corporate office and the reduction in such expenses as a result of the divestitures of XCEL Arnold Circuits, Inc. and HyComp, Inc.

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

         OTHER INCOME AND EXPENSE. Interest expense was $411,000 in 1999 as compared to interest expenses of $675,000 in 1998. This decrease in interest expense was primarily a result in decreased average borrowings during 1999. Other income, net of $62,000 in 1999 includes the net effect of the equity in earnings of an unconsolidated subsidiary and the write-down of our investment in this subsidiary, which subsidiary has since been sold.

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

         GROSS PROFIT. Gross profit as a percentage of total net sales increased to 35.9% for 1998 as compared to 24.2% for 1997. In dollar terms, total gross profit increased by $2,962,000 (28.4%) to $13,390,000 for 1998 as compared to $10,428,000 for 1997. For the years ended December 31, 1998 and 1997, cost of sales included provisions for inventory obsolescence of $885,000 and $3,134,000, respectively. Provisions for inventory obsolescence are recorded as necessary to reduce obsolete inventory to estimated net realizable value or to specifically reserve for obsolete inventory that MicroTel intends to dispose of. The allowance for inventory obsolescence is reduced only upon disposal of such inventory.

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

LIQUIDITY AND CAPITAL RESOURCES

         The consolidated financial statements included in this report were prepared assuming we would continue as a going concern. During the years ended December 31, 1999, 1998 and 1997, we experienced significant operating losses. Also, we were in default of our previously outstanding domestic credit facility agreement because we were not in compliance with an adjusted net worth covenant contained in that agreement. These factors raised substantial doubt about our ability to continue as a going concern and led our independent certified public accountants to modify their unqualified opinion for our 1999 financial statements to include an explanatory paragraph relating to our ability to continue as a going concern. The consolidated financial statements included in this report do not include any adjustments that might have resulted from the outcome of this uncertainty.

         Subsequent to December 31, 1999, we replaced our previous domestic credit facility, and we reported income from continuing operations in amendment no. 1 to our annual report on Form 10-K for the year ended December 31, 2000. Our independent certified public accountants rendered an unqualified opinion on our financial statements for the year ended December 31, 2000. In light of the important changes that have occurred in our financial position since December 31, 1999, we believe it is appropriate for us to base the following discussion of liquidity and capital resources upon our 2000 financial statements and our current financial position rather than upon our 1999 financial statements included in this report. As a result of discontinued operations recorded in 2000, various reclassifications have been made to the 1999 cash flow information included in the liquidity discussion below.

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

CONSOLIDATED STATEMENTS OF OPERATIONS                                     QUARTER ENDED
AND COMPREHENSIVE INCOME DATA                                             -------------
                                       MAR 31,   JUNE 30,   SEPT 30,    DEC 31,    MAR 31,   JUNE 30,   SEPT 30,    DEC 31,
                                        1998       1998       1998       1998       1999       1999       1999       1999
                                      --------   --------   --------   --------   --------   --------   --------   --------
                                                                         (IN THOUSANDS)
Net sales .........................   $ 9,742    $ 8,971    $ 9,112    $ 9,436    $ 7,510    $ 6,801    $ 6,952    $ 7,038
Cost of sales .....................     7,506      5,555      5,554      5,256      4,904      4,411      4,729      5,615
                                      --------   --------   --------   --------   --------   --------   --------   --------
Gross profit ......................     2,236      3,416      3,558      4,180      2,606      2,390      2,223      1,423
Selling, general and
   administrative expenses ...........  3,119      2,796      2,759      3,152      3,716      3,342      2,488      1,701
Engineering and product
   development expenses ..............    571        574        640        669        558        477        459        379
                                      --------   --------   --------   --------   --------   --------   --------   --------
Income (loss) from operations .....    (1,454)        46        159        359     (1,668)    (1,429)      (724)      (657)
Other income (expenses), net ......       521       (242)      (220)      (253)       701        520       (298)      (913)
                                      --------   --------   --------   --------   --------   --------   --------   --------
Income (loss) before income taxes .      (933)      (196)       (61)       106       (967)      (909)    (1,022)    (1,570)
Income tax (benefit) expense ......        15         22          5         59          8          5         12        103
                                      --------   --------   --------   --------   --------   --------   --------   --------
Net income (loss) .................   $  (948)   $  (218)   $   (66)   $    47    $  (975)   $  (914)   $(1,034)   $(1,673)
                                      --------   --------   --------   --------   --------   --------   --------   --------
Other comprehensive gain (loss),
   net ...............................    102        (54)      (118)       276       (263)      (161)       244       (145)
                                      --------   --------   --------   --------   --------   --------   --------   --------
Total comprehensive gain (loss) ...   $  (846)   $  (272)   $  (184)   $   323    $(1,238)   $(1,075)   $  (790)   $(1,818)
                                      ========   ========   ========   ========   ========   ========   ========   ========
Basic earnings (loss) per share ...     (0.08)     (0.02)     (0.01)     (0.00)     (0.07)     (0.06)     (0.06)     (0.09)
                                      ========   ========   ========   ========   ========   ========   ========   ========
Diluted earnings (loss) per share .     (0.08)     (0.02)     (0.01)     (0.00)     (0.07)     (0.06)     (0.06)     (0.09)
                                      ========   ========   ========   ========   ========   ========   ========   ========

CONSOLIDATED STATEMENTS OF OPERATIONS                     AS A PERCENTAGE OF NET SALES
AND COMPREHENSIVE INCOME DATA                             ----------------------------
                                      MAR 31,  JUNE 30, SEPT 30, DEC 31,  MAR 31,  JUNE 30, SEPT 30, DEC 31,
                                       1998     1998     1998     1998     1999     1999     1999     1999
                                      ------   ------   ------   ------   ------   ------   ------   ------
                                                                 (IN THOUSANDS)
Net sales .........................     100%     100%     100%     100%     100%     100%     100%     100%
Cost of sales .....................      77%      62%      61%      56%      65%      65%      68%      80%
                                      ------   ------   ------   ------   ------   ------   ------   ------
Gross profit ......................      23%      38%      39%      44%      35%      35%      32%      20%
Selling, general and
   administrative expenses ...........   32%      31%      30%      33%      50%      42%      36%      24%
Engineering and product
   development expenses ..............    6%       6%       7%       7%       7%       7%       7%       5%
                                      ------   ------   ------   ------   ------   ------   ------   ------
Income (loss) from operations .....    (15)%       1%       2%       4%    (22)%    (14)%    (11)%     (9)%
Other income (expenses), net ......     (5)%     (3)%     (3)%     (3)%       9%       1%     (4)%    (13)%
                                      ------   ------   ------   ------   ------   ------   ------   ------
Income (loss) before income taxes .    (10)%     (2)%     (1)%       1%    (13)%    (13)%    (15)%    (22)%
Income tax (benefit) expense ......     --       --       --         1%     --       --       --       (2)%
Net income (loss) .................    (10)%     (2)%     (1)%      --     (13)%    (13)%    (15)%    (24)%
                                      ------   ------   ------   ------   ------   ------   ------   ------
Other comprehensive gain (loss),
   net ...............................    1%     (1)      (1)%       3%     (4)%     (3)%       4%     (2)%
                                      ------   ------   ------   ------   ------   ------   ------   ------
Total comprehensive gain (loss) ...       9%     (3)%     (2)%       3%    (17)%    (16)%    (11)%    (26)%
                                      ======   ======   ======   ======   ======   ======   ======   ======

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

         Net sales for the quarter ended June 30, 1999 decreased to $6,801,000, which was a decrease of $709,000 (9%) from $7,510,000 for the quarter ended March 31, 1999 and a decrease of $2,170,000 (24%) from $8,971,000 for the quarter ended June 30, 1998. These decreases in net sales were primarily caused by the sale of our HyComp, Inc. subsidiary which was part of our circuits segment and sales declines in our telecommunications and electronic components segments. The net loss of $914,000 for the quarter ended June 30, 1999 included a net write-off of $452,000 for a note receivable obtained in partial consideration for our sale of XCEL Arnold Circuits, Inc.

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

         In addition, the cyclical nature of the telecommunications business due to the budgetary cycle of RBOCs has had and will continue to have for the foreseeable future a significant impact on our quarterly operating results. RBOCs generally obtain approval for their annual budgets during the first quarter of each calendar year. If an RBOC's annual budget is not approved early in the calendar year or is insufficient to cover its desired purchases for the entire calendar year, we are unable to sell products to the RBOC during the period of the delay or shortfall.

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

IF WE FAIL TO COMPLY WITH ENVIRONMENTAL REGULATIONS, WE COULD FACE SIGNIFICANT LIABILITIES.

         We are subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used in our circuit board manufacturing processes. Any failure to comply with present and future regulations could subject us to future liabilities or the suspension of production. These regulations could also require us to acquire costly equipment or to incur other significant expenses to comply with environmental regulations. We may also from time to time be subject to lawsuits with respect to environmental matters. The extent of our liability under any suit is not determinable and may have a material adverse affect on us.

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

                           SUMMARY COMPENSATION TABLE

                                                                 LONG-TERM
                                                               COMPENSATION
                                                                   AWARD
                                          ANNUAL COMPENSATION  ------------
                                          -------------------   SECURITIES
                                                                UNDERLYING      ALL OTHER
         NAME AND PRINCIPAL POSITION       YEAR      SALARY      OPTIONS      COMPENSATION
         ---------------------------      ------    ---------  -------------  ------------

    Carmine T. Oliva.....................  1999     $198,872         --         $4,821 (2)
      President and Chief Executive        1998     $198,872         --         $2,411 (2)
      Officer (1)                          1997     $214,301         --             --

    James P. Butler......................  1999     $122,769         --             --
      Former Chief Financial Officer (3)   1998     $125,000     40,000             --
                                           1997     $ 44,377     75,000             --

    Graham Jefferies.....................  1999     $114,192     60,000         $5,116 (5)
      Executive Vice President and Chief   1998     $ 98,918     30,000         $5,567 (5)
      Operating Officer of Telecommuni-    1997     $ 95,755         --         $6,527 (5)
      cations Group (4)

    Randolph D. Foote....................  1999     $ 23,267     50,000             --
      Senior Vice President, Chief         1998           --         --             --
      Financial Officer (6)                1997           --         --             --

---------------
(1) Carmine T. Oliva became Chairman and Chief Executive Officer on March 26, 1997, upon Jack Talan's resignation concurrent with the merger of MicroTel International, Inc. with XIT. Mr. Oliva's salary does not include payments of $45,333 in 1997 of voluntarily deferred salary from years prior to 1997.
(2) Represents the dollar value of insurance premiums we paid with respect to term life insurance for the benefit of Mr. Oliva's spouse.
(3)  Mr. Butler resigned as our Chief Financial Officer on October 4, 1999.
(4) Mr. Jefferies was appointed Executive Vice President and Chief Operating Officer of our worldwide Telecommunications Group on October 21, 1999. Mr. Jefferies is based in the United Kingdom and receives his remuneration in British pounds. The compensation amounts listed for Mr. Jefferies are shown in United States dollars, converted from British pounds using the average conversion rates in effect during the time periods of compensation.
(5)  Consists of contributions to Mr. Jefferies' retirement plan.
(6) Randolph D. Foote was appointed Senior Vice President and Chief Financial Officer on October 4, 1999, following receipt of notification of the resignation of our former Chief Financial Officer, James P. Butler.

                        OPTION GRANTS IN LAST FISCAL YEAR

         The following table provides information regarding option grants in the year ended December 31, 1999 to the named executive officers. We did not grant any stock appreciation rights in the year ended December 31, 1999.

                                                          PERCENT                                      POTENTIAL
                                                          OF TOTAL                                  REALIZABLE VALUE
                                                          OPTIONS                                  AT ASSUMED ANNUAL
                                            NUMBER OF     GRANTED                                    RATES OF STOCK
                                            SECURITIES     TO ALL                                         PRICE
                                            UNDERLYING    EMPLOYEES     EXERCISE                    APPRECIATION FOR
                                             OPTIONS      IN FISCAL      PRICE       EXPIRATION      OPTION TERM(2)
            NAME              GRANT DATE     GRANTED         YEAR     ($/SHARE)(1)      DATE          5%($) 10%($)
            ----              ----------     -------         ----     ------------      ----          ------------

Carmine T. Oliva........         --             --           --            --             --          --        --
Randolph D. Foote.......      11/15/1999      50,000        11.6%         0.20       11/15/2009     6,289     15,937
Graham Jefferies........      11/15/1999      60,000        14.0%         0.20       11/15/2006     7,547     19,125
James P. Butler(3)......         --             --           --            --             --          --        --

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

                                                          NUMBER OF
                                                    SECURITIES UNDERLYING           VALUE ($) OF UNEXERCISED
                                                    UNEXERCISED OPTIONS AT          IN-THE-MONEY OPTIONS AT
                          SHARES                      DECEMBER 31, 1999               DECEMBER 31, 1999(1)
                       ACQUIRED ON        VALUE       -----------------               --------------------
        NAME             EXERCISE       REALIZED   EXERCISABLE   UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
        ----             --------       --------   -----------   -------------    -----------   -------------

Carmine T. Oliva.....      --              --        130,633          --               --            --
Randolph D. Foote....      --              --         25,000        25,000            5,938         5,938
Graham Jefferies.....      --              --         96,287        30,000            7,125         7,125
James P. Butler(2)...      --              --        115,000          --               --            --

--------------
(1) The closing price of our common stock on December 31, 1999 on the OTC Bulletin Board was $.4375 per share.
(2)  Mr. Butler resigned as our Chief Financial Officer on October 4, 1999.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     CARMINE T. OLIVA

         Pursuant to an employment agreement dated January 1, 1996, Carmine T. Oliva was employed as Chairman, President and Chief Executive Officer of XIT Corporation for a term of five years at an annual salary of $250,000. In July 1996, Mr. Oliva voluntarily agreed to abate a portion of his annual salary in connection with XIT Corporation's salary abatement program then in effect. On May 6, 1997, our board of directors voted to assume the obligations of XIT Corporation under this agreement in light of the appointment of Mr. Oliva to the positions of Chairman of the Board, President and Chief Executive Officer of our company on March 26, 1997.
                                       49

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

COMPENSATION OF DIRECTORS

         During 1999, each non-employee director was entitled to receive $1,000 per quarter as compensation for their services. We reimburse all directors for out-of-pocket expenses incurred in connection with attendance at board and committee meetings. We may periodically award options or warrants to our directors under our existing option and incentive plans and otherwise.

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

Report of the Compensation Committee
------------------------------------

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

                               Respectfully submitted,
                               Executive Compensation and Management
                               Development Committee
                               MicroTel International, Inc.
                               Robert B. Runyon, Chairman

PERFORMANCE GRAPH

         Set forth below is a line graph comparing the cumulative total stockholder return on our common stock, based on its market price with the cumulative total return on companies on the Nasdaq Stock Market (U.S.) and the Nasdaq Telecom Index, assuming reinvestment of dividends for the period beginning December 31, 1994 through our fiscal year ended December 31, 1999. This graph assumes that the value of the investment in the Company's common stock and each of the comparison groups was $100 on December 31, 1994.

                                 |GRAPHIC HERE|

           EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

                             CUMULATIVE TOTAL RETURN


                                  12/94      12/95      12/96     12/97      12/98      12/99
                                  -----      -----      -----     -----      -----      -----
MicroTel International, Inc.     $100.00    $181.82    $ 43.64    $ 43.64   $ 19.09    $ 12.74

Nasdaq Stock Market (U.S.)        100.00     141.33     173.89     213.07    300.25     542.43

Nasdaq Telecommunications         100.00     130.91     133.86     195.75    322.30     561.27

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         As of March 23, 2001, a total of 20,570,113 shares of our common stock were outstanding. The following table sets forth information as of March 23, 2001 regarding the beneficial ownership of our common stock by:

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

                                                                 AMOUNT AND NATURE
               NAME AND ADDRESS                                  OF BENEFICIAL         PERCENT OF
            OF BENEFICIAL OWNER(1)            TITLE OF CLASS     OWNERSHIP OF CLASS       CLASS
            ----------------------            --------------     ------------------    ----------

Orbit II Partners, L.P......................      Common          2,963,810 (2)          14.38%
Carmine T. Oliva............................      Common          1,448,688 (3)           6.93%
Fortune Fund Ltd. Seeker III................      Common          1,260,600 (4)           5.77%
Robert B. Runyon............................      Common            288,145 (5)           1.39%
Graham Jefferies............................      Common            129,563 (6)           *
Laurence P. Finnegan, Jr....................      Common             94,171               *
Randolph D. Foote...........................      Common             55,000 (7)           *
All executive officers and directors
   as a group (5 persons)...................      Common          2,015,567 (8)           9.49%

---------------
*    Less than 1.00%
(1) Unless otherwise indicated, the address of each person in this table is c/o MicroTel International, Inc., 9485 Haven Avenue, Suite 100, Rancho Cucamonga, CA 91730. Messrs. Oliva, Jefferies and Foote are executive officers of MicroTel. Messrs. Oliva, Runyon and Finnegan are directors of MicroTel.
(2) Includes 43,125 shares of common stock underlying warrants. Alan S. MacKenzie, Jr., David N. Marino and Joel S. Kraut are: the managing partners of Orbit II Partners, L.P., a broker-dealer and member of the American Stock Exchange; the managing members of MKM Partners, LLC, an NASD-registered broker-dealer and member of the Pacific Stock Exchange; and general partners of OTAF Business Partners, a general partnership that owns over 10% of the outstanding membership interests in Blackwood Securities, LLC, an NASD member. The address for Orbit II Partners, L.P. is 2 Rector Street, 16th Floor, New York, New York 10006.
(3) Includes 81,889 shares of common stock held individually by Mr. Oliva's spouse, 130,633 shares of common stock underlying options, 163,750 shares of common stock underlying warrants and 50,530 shares of common stock issuable upon conversion of Series A Preferred Stock.
(4) Includes 250,000 shares of common stock underlying warrants and 1,010,600 shares of common stock issuable upon conversion of Series A Preferred Stock. Patrick Siaretta, as fund manager, and Greg Fenlon, as fund administrator, each have voting power and investment power over the shares of common stock beneficially owned by Fortune Fund Ltd. Seeker III. The address for Mr. Siaretta is Au Republica Libano, 331, Sao Paulo, SP Brazil. The address for Mr. Fenlon is Kaya Flamboyan #9, Willenstad, Curacao, Netherlands Antilles.
(5)  Includes 108,060 shares of common stock underlying  options.
(6)  Includes 126,287 shares of common stock underlying options.
(7)  Includes 50,000 shares of common stock underlying options.
(8) Includes 163,750 shares of common stock underlying warrants, 464,980 shares of common stock underlying options, 81,889 shares of common stock held individually by Mr. Oliva's wife and 50,530 shares of common stock issuable upon conversion of Series A Preferred Stock.

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

         During 1999, Arnold Circuits, Inc. defaulted under the terms of the note receivable. We offset the balance of the notes payable by us against the note receivable from Mr. Bertrand and then wrote-off the unpaid balance of $452,000 because the business' losses continued at a high rate and Arnold Circuits, Inc. was insolvent. In addition, after unsuccessfully attempting to recover the amount due under the guaranty of the note and in order to avoid a potentially expensive lawsuit, we released Mr. Bertrand from his personal guarantee of the $452,000 unpaid balance in exchange for a payment to us of approximately $40,000 in cash. Also, warrants held by Mr. Bertrand to purchase up to 250,000 shares of common stock at an exercise price of $2.125 per share were automatically cancelled under the terms of the note receivable.

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

         In April 1998, we brought an action in California against Mr. Dror for breach of the agreement and sought recovery of debt due us pursuant to the agreement and recovery of all stock and warrants issued by us under to the agreement to Mr. Dror and/or Elk International Corporation, Ltd., or Elk, a company that was a ten percent stockholder of our company in 1997 and apparently was a member of a control group with Mr. Dror. We obtained a judgment in the amount of $211,000 against Mr. Dror in this litigation. In December 1997, Elk brought an action in Texas against our current Chairman and an unrelated party alleging that Elk received securities of our company in the merger between us and XIT Corporation and that misrepresentations relating to the financial and operating condition of XCEL Arnold Circuits, Inc. had been made during the merger discussions. In February 1999, Elk filed suit against us, the current Chairman and counsel to us in connection with a stop transfer placed by us on shares of common stock then held by Elk.

         On March 1, 1999, the parties entered into a settlement agreement that terminated all of the above actions. Under the terms of the settlement agreement, we cancelled 750,000 options to purchase our common stock at an exercise price of $2.375 per share that formerly were held by Elk and issued to Elk warrants to purchase 1,000,000 shares of our restricted common stock at an exercise price of $1.375 per share, all of which warrants were exercised in March 2000. Also, we issued 100,000 shares of restricted common stock to Elk and 25,000 shares each to two other parties to the settlement agreement. We also agreed to pay legal expenses totaling $60,000, over a period of six months. The aggregated fair value of the settlement was approximately $130,000 and is reflected in our consolidated financial statements for the period ended December 31, 1998.

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

         When issued to Fortune Fund Ltd. Seeker III, Rana General Holding, Ltd. and Resonance, Ltd., who were the three original holders, or the Series A Original Holders, on June 29, 1998 and July 9, 1998 at a price of $10,000 per share, the shares of Series A Preferred Stock were convertible into common stock at the option of the Series A Original Holders at per share conversion prices of $0.9375 and $0.875, respectively, which prices were equal to $10,000 divided by the lesser of $1.26 and 100% of the arithmetic average of the three lowest closing bid prices over the respective previous 40 trading days.

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

         In November 2000, we determined that because the modifications to the conversion price in November 1998 and December 1999 had not been submitted to and approved by our stockholders in accordance with the Delaware General Corporation Law, all conversions from November 1998 through July 1999 and in December 1999 should have been made at the original conversion rate of $10,000 divided by the lesser of $1.26 and 100% of the arithmetic average of the three lowest closing bid prices over the 40 trading days prior to the conversions. On January 16, 2001 our stockholders approved an amendment to the certificate of designations, preferences and rights relating to the Series A Preferred Stock which modified the conversion rate for conversions occurring after the amendment was filed with the Delaware Secretary of State on January 22, 2001 so that each share of Series A Preferred Stock will be convertible into 50,530 shares of common stock. Based upon this modified conversion rate, Fortune Fund Ltd. Seeker III beneficially owned more than five percent of our outstanding common stock as of March 23, 2001.

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

         In August 2000, Carmine T. Oliva and his spouse, Georgeann, provided a limited personal guarantee and a waiver of spouse equity rights in order to assist us in obtaining our credit facility with Wells Fargo Business Credit, Inc. Our board of directors believed it was advantageous for us to obtain a new credit line from a bank-related lending institution rather than from an independent asset lender such as our previous lender, Congress Financial Corporation. However, Wells Fargo Business Credit, Inc. was unwilling to provide us with the credit line unless Mr. Oliva provided the guarantee and Mrs. Oliva provided the waiver. In recognition of Mr. and Mrs. Oliva's agreement to risk their personal net worth to provide the guarantee and waiver despite significant risk based upon our prior history of losses, the executive compensation and management development committee of the board of directors has, to date, awarded and paid Mr. Oliva special bonuses totaling an aggregate of $35,000. On January 26, 2001, Wells Fargo Business Credit, Inc. released the guarantee.

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

         None.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                                               Page
                                                                                               ----

Financial Statements As Of December 31, 1999 and 1998 And For The Years Ended
December 31, 1999, 1998 And 1997
-----------------------------------------------------------------------------

Report of Independent Certified Public Accountants..........................................    F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998................................    F-3

Consolidated Statements of Operations and Comprehensive Income for the years ended
    December 31, 1999, 1998 and 1997 .......................................................    F-4

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999,
    1998 and 1997 ..........................................................................    F-5

Consolidated Statements of Cash Flows for the years ended Decemer 31, 1999, 1998
    and 1997 ...............................................................................    F-6

Notes to Consolidated Financial Statements..................................................    F-8


Financial Statement Schedule
----------------------------

Consolidated Schedule II Valuation and Qualifying Accounts for the years ended
    December 31, 1999, 1998 and 1997........................................................   F-36

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors MicroTel International, Inc.

         We have audited the accompanying consolidated balance sheets of MicroTel International, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. We have also audited the information for each of the years in the three-year period ended December 31, 1999 in the consolidated financial statement schedule listed in the accompanying index. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MicroTel International, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

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


                              /S/ BDO Seidman, LLP


Orange County, California
March 3, 2000, except as to
     the penultimate paragraph of
     Note 9 which is as of
     January 22, 2001

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


ASSETS (NOTES 7 AND 8)                                                           1999         1998
                                                                               ---------   ---------
Current assets:
     Cash and cash equivalents                                                 $    481    $    572
     Accounts receivable, net of allowance for doubtful accounts of
          $202 and $275                                                           6,519       7,337
     Current portion of notes receivable (Notes 3 and 6)                             --         291
     Inventories (Note 4)                                                         4,181       6,426
     Prepaid and other current assets                                               578         926
                                                                               ---------   ---------
Total current assets                                                             11,759      15,552
Property, plant and equipment, net (Note 5)                                       1,393       1,939
Goodwill, net of accumulated amortization of $433 and $239
  (Notes 2 and 3)                                                                 1,507       1,701
Notes receivable, less current portion (Note 3)                                      --         533
Investment in affiliates (Notes 3 and 6)                                          1,240         150
Other assets                                                                        722       1,367
                                                                               ---------   ---------
                                                                               $ 16,621    $ 21,242
                                                                               =========   =========

LIABILITIES. REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable (Note 7)                                                    $  2,107    $  3,379
     Current portion of long-term debt (Note 8)                                   1,422         805
     Accounts payable                                                             4,771       4,269
     Accrued expenses                                                             2,985       3,312
                                                                               ---------   ---------
Total current liabilities                                                        11,285      11,765
Long-term debt, less current portion (Note 8)                                       165       1,430
Other liabilities                                                                   782         954
Minority interest (Note 3)                                                           --          95
                                                                               ---------   ---------
Total liabilities                                                                12,232      14,244
Convertible redeemable preferred stock, $10,000 unit value
    Authorized 200 shares; issued and outstanding 59.5 shares in
    1999 and 161 shares in 1998 (aggregate liquidation preference of $595
    and $1,610, respectively) (Note 9)                                              588       1,516
Commitment and contingencies (Notes 10, 14 and 16)
Subsequent event (Note 3)
Stockholders' equity (Notes 2, 3, 9, 10 and 14):
     Preferred stock, $0.01 par value. Authorized 10,000,000 shares;
          no shares issued and outstanding                                           --          --
    Common stock, $.0033 par value. Authorized 25,000,000 shares;
          issued and outstanding 18,152,000 and 12,622,000 shares                    60          42
     Additional paid-in capital                                                  23,726      20,463
     Accumulated deficit                                                        (19,759)    (15,122)
     Accumulated other comprehensive income (loss)                                 (226)         99
                                                                               ---------   ---------
Total stockholders' equity                                                        3,801       5,482
                                                                               ---------   ---------
                                                                               $ 16,621    $ 21,242
                                                                               =========   =========

          See accompanying notes to consolidated financial statements.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 1999        1998         1997
                                               ---------   ---------   ---------
Net sales (Note 15)                            $ 28,301    $ 37,261    $ 43,098
Cost of sales                                    19,659      23,871      32,670
                                               ---------   ---------   ---------
Gross profit                                      8,642      13,390      10,428
Operating expenses:
     Selling, general and administrative         11,247      11,826      11,361
     Engineering and product development          1,873       2,454       2,046
     Write-down of goodwill (Note 11)                --          --       5,693
                                               ---------   ---------   ---------
Loss from operations                             (4,478)       (890)     (8,672)
Other income (expense):
     Interest expense                              (411)       (675)       (895)
     Gain on sale of subsidiary/investment,
          net (Notes 3 and 6)                       359         580          --
     Other, net (Note 3)                             62         (99)        (29)
                                               ---------   ---------   ---------
Loss before income taxes                         (4,468)     (1,084)     (9,596)
Income taxes (Note 12)                              128         101          97
                                               ---------   ---------   ---------
Net loss                                       $ (4,596)   $ (1,185)   $ (9,693)
                                               ---------   ---------   ---------
Other comprehensive income (loss):
     Foreign currency translation adjustment       (325)        206        (260)
                                               ---------   ---------   ---------
Total comprehensive income (loss)              $ (4,921)   $   (979)   $ (9,953)
                                               =========   =========   =========

Basic and diluted loss per share (Note 13)     $   (.28)   $   (.10)   $   (.96)
                                               =========   =========   =========

          See accompanying notes to consolidated financial statements.

                            MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                           (IN THOUSANDS)

                                                                                            Accumulated
                                                                                              Other
                                                                                             Compre-
                                                    Common Stock     Additional              hensive
                                              ---------------------   Paid-in   Accumulated   Income
                                                Shares      Amount    Capital     Deficit     (Loss)       Total
                                              ---------   ---------  ---------   ---------   ---------   ---------
Balance at December 31, 1996                     6,064    $     20   $  8,998    $ (4,124)        153    $  5,047
Stock issued in connection with reverse
  acquisition (Note 2)                           3,186          10      5,235          --          --       5,245
Stock issued in connection with private
  placement (Note 10)                            2,000           7      4,251          --          --       4,258
Stock issued in connection with acquisition
  (Note 3)                                         500           2      1,123          --          --       1,125
Stock issued for debt conversion (Note 10)          55          --         44          --          --          44
Stock issued upon exercise of stock options         30          --         97          --          --          97
Stock issued in connection with settlement
  of dispute (Note 10)                              80          --        190          --          --         190
Stock issued as compensation and under
  stock purchase plan                               11          --         22          --          --          22
Foreign currency translation adjustment             --          --         --          --        (260)       (260)
Accretion of preferred stock                        --          --         --         (60)         --         (60)
Net loss                                            --          --         --      (9,693)         --      (9,693)
                                              ---------   ---------  ---------   ---------   ---------   ---------
Balance at December 31, 1997                    11,926          39     19,960     (13,877)       (107)      6,015
Stock issued upon conversion of preferred
  stock (Note 9)                                   770           3        364          --          --         367
Repurchase of stock issued in connection
  with settlement of dispute (Note 10)             (80)         --       (168)         --          --        (168)
Stock issued under stock purchase plan               7          --          7          --          --           7
Warrants issued in connection with
  issuance of preferred stock (Note 9)              --          --        163          --          --         163
Warrants issued for services                        --          --         85          --          --          85
Repricing of warrants issued in connection
  with issuance of preferred stock (Note 9)         --          --         52          --          --          52
Foreign currency translation adjustment             --          --         --          --         206         206
Accretion of preferred stock                        --          --         --         (60)         --         (60)
Net loss                                            --          --         --      (1,185)         --      (1,185)
                                              ---------   ---------  ---------   ---------   ---------   ---------
Balance at December 31, 1998                    12,622          42     20,463     (15,122)         99       5,482
Stock issued upon conversion of preferred
  stock (Note 9)                                 2,659           9        960          --          --         969
Stock issued in connection with
  acquisition (Note 3)                           1,000           3        997          --          --       1,000
Stock issued as compensation                     1,716           6      1,077          --          --       1,083
Stock and warrants issued in connection
  with settlement of dispute (Note 14)             150          --         73          --          --          73
Stock issued under stock purchase plan               5          --          2          --          --           2
Warrants issued for services                        --          --         63          --          --          63
Repricing of warrants issued in connection
  with issuance of preferred stock (Note 9)         --          --         91          --          --          91
Foreign currency translation adjustment             --          --         --          --        (325)       (325)
Accretion of preferred stock                        --          --         --         (41)         --         (41)
Net loss                                            --          --         --      (4,596)         --      (4,596)
                                              ---------   ---------  ---------   ---------   ---------   ---------
Balance at December 31, 1999                    18,152    $     60   $ 23,726    $(19,759)   $   (226)   $  3,801
                                              =========   =========  =========   =========   =========   =========

                    See accompanying notes to consolidated financial statements.

                            MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                           (IN THOUSANDS)

                                                                1999       1998       1997
                                                              --------   --------   --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $(4,596)   $(1,185)   $(9,693)
   Adjustments to reconcile net loss to cash provided
     by (used in) operating activities:
       Depreciation and amortization                              393        409        923
       Amortization of intangible assets                          540        449        358
       Provision for doubtful accounts and notes receivable       488         97        251
       Provision for inventory obsolescence                     1,145        885      3,134
       Write-down of goodwill                                      --         --      5,693
       Provision for impairment of investment                     419         --         --
       Equity in earnings of unconsolidated investments          (653)       (24)        21
       Gain on the sale of subsidiary/investment                 (359)      (580)        --
       Stock and warrants issued for services                   1,146         85         22
       Repricing of warrants                                       91         52         --
       Minority interest                                          (33)         7         20
   Changes in operating assets and liabilities:
     Accounts receivable                                          782     (1,101)      (554)
     Inventories                                                  741     (1,017)    (1,011)
     Prepaids and other assets                                    672       (411)       413
     Accounts payable                                             621       (339)      (755)
     Accrued expenses and other liabilities                      (231)      (460)      (490)
                                                              --------   --------   --------
Cash provided by (used in) operating activities                 1,166     (3,133)    (1,668)
                                                              --------   --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net purchases of property, plant and equipment                (124)      (182)      (424)
   Cash received on sale of subsidiary/investment                 868      1,350         --
   Cash acquired in acquisition/merger                             --         --        273
   Cash collected on notes receivable                               9        451        125
                                                              --------   --------   --------
Cash provided by (used in) investing activities                   753      1,619        (26)
                                                              --------   --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net repayments of notes payable                             (1,272)      (251)        (3)
   Proceeds from long-term debt                                    --      1,542        163
   Repayments of long-term debt                                  (415)    (2,916)    (1,606)
   Preferred stock dividends paid                                  --         --       (140)
   Proceeds from sale of preferred stock                           --      2,000         --
   Payment of preferred stock and debt issuance costs              --       (423)        --
   Proceeds from sale of common stock                               2          7      4,258
                                                              --------   --------   --------
Cash provided by (used in) financing activities                (1,685)       (41)     2,672
                                                              --------   --------   --------

Effect of exchange rate changes on cash                          (325)       206         57
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents              (91)    (1,349)     1,035
Cash and cash equivalents at beginning of year                    572      1,921        886
                                                              --------   --------   --------
Cash and cash equivalents at end of year                      $   481    $   572    $ 1,921
                                                              ========   ========   ========

                    See accompanying notes to consolidated financial statements.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                            1999      1998    1997
                                                          ========  =======  =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the year for:
     Interest                                             $   443   $  652   $  827
                                                          ========  =======  =======
     Income taxes                                         $   124   $  138   $   58
                                                          ========  =======  =======

SUPPLEMENTAL DISCLOSURES OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:
   Note receivable received upon sale of subsidiary       $    --   $  650   $   --
                                                          ========  =======  =======
   Warrants issued in connection with issuance of
     preferred stock                                      $    --   $  163   $   --
                                                          ========  =======  =======
   Common stock issued upon conversion of preferred
     stock                                                $   969   $  367   $   --
                                                          ========  =======  =======
   Accretion of preferred stock                           $    41   $   60   $   60
                                                          ========  =======  =======
   Issuance of common stock and warrants in
     connection with settlement of dispute                $    73   $   --   $  190
                                                          ========  =======  =======
   Repurchase of common stock issued in connection
     with settlement of dispute in exchange for Payable   $    --   $  168   $   --
                                                          ========  =======  =======
   Issuance of common stock in connection with
     acquisitions                                         $ 1,000   $   --   $6,370
                                                          ========  =======  =======
   Issuance of common stock upon exercise of stock
     options                                              $    --   $   --   $   97
                                                          ========  =======  =======
   Issuance of common stock upon conversion of debt
     to equity                                            $    --   $   --   $   44
                                                          ========  =======  =======

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

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB
101). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements and is effective for all quarters of fiscal years beginning after December 15, 1999. The Company believes that its current revenue recognition policies comply with SAB 101.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                                                      1997
                                                                      ----

                 Net sales                                      $    46,094,000
                                                                ================
                 Net loss                                       $   (12,097,000)
                                                                ================
                 Basic and diluted loss per share               $         (1.12)
                                                                ================

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

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                                          1999          1998
                                                          ----          ----

                  Net sales                          $ 27,845,000  $ 34,435,000
                                                     ============= =============
                  Net loss                           $ (4,306,000) $ (1,469,000)
                                                     ============= =============
                  Basic and diluted loss per share   $       (.26) $       (.13)
                                                     ============= =============
                  Total assets                       $ 16,621,000  $ 19,125,000
                                                     ============= =============

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

                                                          1998          1997
                                                          ----          ----

                Net sales                            $ 35,752,000  $ 34,068,000
                                                     ============= =============
                Net loss                             $   (715,000)   (7,327,000)
                                                     ============= =============
                Basic and diluted loss per share     $       (.06)         (.73)
                                                     ============= =============
                Total assets                         $ 21,242,000  $ 21,021,000
                                                     ============= =============

         During 1999, the buyer of XACI defaulted under the terms of the note receivable. The Company offset the balance outstanding pursuant to a note payable due to the buyer (Note 7) against the note receivable and then wrote-off the net unpaid balance of $452,000 which is included in selling, general and administrative expenses in the accompanying 1999 consolidated statement of operations. The warrants provided as collateral were cancelled and the Company attempted to recover the amount due under the guarantees executed by Mr. Bertrand and a related party. In order to avoid a potentially expensive lawsuit, the Company agreed to cancel the guarantee in exchange for a $40,000 payment from Mr. Bertrand, of which $20,000 was paid in December 1999 and the remainder was paid in the first quarter of 2000. This amount has been included in selling, general and administrative expenses in the accompanying 1999 consolidated statement of operations.

DIGITAL TRANSMISSION SYSTEMS

         On January 31, 1999, the Company exercised an option to purchase 1,738,159 shares or 41% of the outstanding common stock of Digital Transmission Systems, Inc. ("DTS") from a private company in exchange for 1,000,000 shares of

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)      INVENTORIES

         Inventories are summarized as follows:

                                                   1999                  1998
                                                -----------          -----------

Raw materials                                   $1,728,000           $2,926,000
Work-in-process                                  1,199,000            2,375,000
Finished goods                                   1,254,000            1,125,000
                                                -----------          -----------
                                                $4,181,000           $6,426,000
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

(5)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following:

                                                       1999             1998
                                                   ------------     ------------

Land and buildings                                 $   306,000      $   348,000
Machinery, equipment and fixtures                    3,805,000        3,971,000
Leasehold improvements                                 479,000        1,022,000
                                                   ------------     ------------
                                                     4,590,000        5,341,000
Accumulated depreciation and amortization           (3,197,000)      (3,402,000)
                                                   ------------     ------------
                                                   $ 1,393,000      $ 1,939,000
                                                   ============     ============

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(7)      NOTES PAYABLE

         A summary of notes payable is as follows:

                                                       1999            1998
                                                   -------------   -------------

Line of credit with a commercial lender            $  2,014,000    $  2,485,000
Foreign subsidiary line of credit with a bank                --          77,000
Foreign subsidiary line of credit with a bank            93,000         317,000
Other notes payable                                          --         500,000
                                                   -------------   -------------
                                                   $  2,107,000    $  3,379,000
                                                   =============   =============

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

         Borrowings under the revolving line of credit provision of the Domestic Facility totaled $2,014,000 and $2,485,000 at December 31, 1999 and 1998,

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(8)      LONG-TERM DEBT

         A summary of long-term debt follows:

                                                        1999            1998
                                                    ------------    ------------

Term notes payable to commercial lender (a)         $   954,000     $ 1,526,000
Term note payable to bank (b)                                --         135,000
Term notes payable to foreign banks (c)                 108,000         101,000
Capitalized lease obligations (d)                       258,000         380,000
Other promissory notes                                  267,000          93,000
                                                    ------------    ------------
                                                      1,587,000       2,235,000
Current portion                                      (1,422,000)       (805,000)
                                                    ------------    ------------
                                                    $   165,000     $ 1,430,000
                                                    ============    ===========

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         Principal maturities related to long-term debt as of December 31, 1999 are as follows:

                  Year Ending December 31,                     Amount
                  ------------------------                --------------

                  2000                                    $   1,422,000
                  2001                                          157,000
                  2002                                            8,000
                                                          --------------
                                                          $   1,587,000
                                                          ==============

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

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table reflects the Series A and Series B redeemable preferred stock activity:

                                           Series A Redeemable       Series B Redeemable
                                            Preferred Stock           Preferred Stock
                                        -----------------------   -----------------------
                                          Number                   Number
                                        of Shares      Amount     of Shares      Amount
                                        ----------   ----------   ----------   ----------
Balance at December 31, 1996 ........       1,000    $ 340,000        1,000    $ 454,000
Accretion of preferred stock ........          --       26,000           --       34,000
Preferred stock dividends paid ......          --      (60,000)          --      (80,000)
Balance at December 31, 1997 ........       1,000      306,000        1,000      408,000
Accretion of preferred stock ........          --        7,000           --        7,000
Cancellation of stock upon sale of
    subsidiary ......................      (1,000)    (313,000)      (1,000)    (415,000)
Balance at December 31, 1998 and 1999          --    $      --           --    $      --
                                        ==========   ==========   ==========   ==========

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

         The Company received net proceeds totaling approximately $1,843,000 after deduction of commissions and transaction-related expenses. Under the original certificate of designation, the New Preferred Shares were convertible into common stock of the Company at the option of the holder thereof at any time after the ninetieth (90th) day of issuance thereof at the conversion price per share of New Preferred Share equal to $10,000 divided by the lesser of (x) $1.26 and (y) One Hundred Percent (100%) of the arithmetic average of the three lowest closing bid prices over the forty (40) trading days prior to the exercise date of any such conversion. Also under the original certificate of designation, no more than 20% of the aggregate number of New Preferred Shares originally purchased and owned by any single entity could be converted in any thirty (30) day period after the ninetieth (90th) day from issuance. In the event of any liquidation, dissolution or winding up of the Company, the holders of shares of New Preferred Shares are entitled to receive, prior and in preference to any distribution of any assets of the Company to the holders of the Company's common stock, an amount per share equal to $10,000 for each outstanding New Preferred Share. Any unconverted New Preferred Shares may be redeemed at the option of the Company for cash at a per share price equal to $11,500 per New Preferred Share and any New Preferred Shares which remain outstanding as of May 22, 2003 are subject to mandatory redemption by the Company at the same per-share redemption price. The excess of the redeemable value over the carrying value is being accreted by periodic charges to retained earnings over the original life of the issue.

         In November 1998, the holders of the New Preferred Shares agreed to modify the conversion rate to $10,000 divided by $0.50 in exchange for a reduction in the exercise price of the Warrants to $0.75 per share. In

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         In November 2000, the Company determined that because the modifications to the conversion rate in November 1998 and December 1999 had not been submitted to and approved by the Company's shareholders in accordance with the Delaware General Corporation law, all conversions from November 1998 through July 1999 and in December 1999 should have been made at the original conversion rate of $10,000 divided by the lesser of (x) $1.26 and (y) one hundred percent (100%) of the arithmetic average of the three lowest closing bid prices over the forty trading days prior to the exercise date of any such conversion. On January 16, 2001 the Company's stockholders approved an amendment to the certificate of designations, preferences and rights relating to the New Preferred Shares which modified the conversion rate for conversions occurring after the amendment was filed with the Delaware Secretary of State on January 22, 2001 so that each of the New Preferred Shares will be convertible into 50,530 shares of common stock at any time. The Company believes that neither the original conversion terms nor the subsequent modifications to the conversion terms through December 31, 1999 resulted in an embedded beneficial conversion feature that would have a material effect on the financial statements.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table reflects the convertible redeemable preferred stock activity:

                                                  Number
                                                of Shares         Amount
                                               ------------   ------------
Balance at December 31, 1997                            --             --
Preferred stock issued                                 200      1,837,000
Conversion to common stock                             (39)      (367,000)
Accretion of preferred stock                            --         46,000
                                               ------------   ------------
Balance at December 31, 1998                           161      1,516,000
Conversion to common stock                          (101.5)      (969,000)
Accretion of preferred stock                            --         41,000
                                               ------------   ------------
Balance at December 31, 1999                          59.5    $   588,000
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

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expense is recorded based on intrinsic value (excess of market price over exercise price on date of grant) for employees, and fair value of the option awards for others.

         The following table shows activity in the outstanding options for the years ended December 31, 1999, 1998 and 1997:

                                                 Weighted
                                                 Average
                                      1999       Exercise   1998           1997
                                     Shares       Price    Shares         Shares
                                   -----------   ------  -----------   -----------
Outstanding at beginning of year    2,047,000    $2.13    1,999,000       842,000
Granted                               430,000     0.20      200,000        96,000
XIT/MicroTel merger                        --       --           --     1,146,000
Exercised                                  --       --           --       (30,000)
Canceled                             (897,000)    2.39     (152,000)      (55,000)
                                   -----------   ------  -----------   -----------
Outstanding at end of year          1,580,000    $1.46    2,047,000     1,999,000
                                   ===========   ======  ===========   ===========

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table summarizes information with respect to stock options at December 31, 1999:

                             Options Outstanding                                   Options Exercisable
                       --------------------------------                  -------------------------------------
                                          Weighted
                                           Average
                            Number        Remaining                            Number
      Range of            Outstanding    Contractual       Weighted         Exercisable          Weighted
      Exercise           December 31,       Life            Average         December 31,         Average
        Price                1999          (Years)           Price              1999              Price
        -----                ----          -------           -----              ----              -----
$.20 to $1.00               430,000           9.9            $0.20             215,000             $0.20
$1.01 to $2.00              964,000           6.1            $1.71             964,000             $1.71
$2.01 to $3.00               56,000           6.2            $2.71              56,000             $2.71
$3.01 to $4.00              130,000           4.4            $3.16             130,000             $3.16
                       --------------- ---------------- ---------------- ------------------- -----------------
$.20 to $4.00             1,580,000           7.0            $1.46           1,365,000             $1.65
                       =============== ================ ================ =================== =================

         Options exercisable as of December 31, 1999, 1998 and 1997 are as follows:

                                             1999            1998         1997
                                             ----            ----         ----
Exercisable                               1,365,000       1,892,000    1,843,000
Weighted Average Exercise Price             $  1.65         $  2.26      $  2.32

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

         The Board of Directors has also authorized the issuance of common stock purchase warrants to certain officers, directors, stockholders, key employees and other parties as follows:

                                                                                          Warrant Price
                                                              Number                      -------------
                                                             of Shares           Per Share              Total
                                                             ---------           ---------              -----
Balance outstanding, December 31, 1996                       1,198,000        $1.21 to 3.79         $  3,431,000
Warrant - MicroTel merger                                      122,000              2.50                 305,000
Warrants issued                                              1,170,000         2.13 to 3.45            3,410,000
                                                           ------------------------------------------------------
Balance outstanding, December 31, 1997                       2,490,000         1.21 to 3.79            7,146,000
Warrants issued                                              2,802,000         0.66 to 1.25            2,838,000
Warrants cancelled                                          (1,000,000)            1.25               (1,250,000)
                                                           ------------------------------------------------------
Balance outstanding, December 31, 1998                       4,292,000         0.66 to 3.79            8,734,000
Warrants issued                                              2,865,000         0.25 to 1.38            2,199,000
Warrants expired/cancelled                                  (1,925,000)        0.60 to 2.50           (2,015,000)
                                                           ------------------------------------------------------
Balance outstanding at December 31, 1999                     5,232,000        $0.25 to 3.79         $  8,918,000
                                                           ======================================================

         During 1999, the Company issued 1,716,000 shares of common stock as compensation for various services rendered. The fair value of such expense

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         Income (loss) before income taxes was taxed under the following jurisdictions:

                                          1999           1998          1997
                                      ------------   ------------   ------------
Domestic                              $(3,954,000)   $(1,090,000)   $(9,721,000)
Foreign                                  (514,000)         6,000        125,000
                                      ------------   ------------   ------------
Total                                 $(4,468,000)   $(1,084,000)   $(9,596,000)
                                      ============   ============   ============

         Income tax expense consists of the following:

                                          1999           1998          1997
                                      ------------   ------------   ------------
Current:
    Federal                           $        --    $        --    $        --
    State                                  30,000          8,000         17,000
    Foreign                                98,000         93,000         80,000
                                      ------------   ------------   ------------
                                      $   128,000    $   101,000    $    97,000
                                      ============   ============   ============

         Income tax expense (benefit) differs from the amount obtained by applying the statutory federal income tax rate of 34% to loss before income taxes as follows:

                                          1999           1998          1997
                                      ------------   ------------   ------------

Tax at U.S. federal statutory rate    $(1,519,000)   $  (368,000)   $(3,263,000)
State taxes, net of federal income
  tax benefit                              30,000          8,000         17,000
Foreign income taxes                       98,000         93,000         80,000
Write-down of goodwill                         --             --      1,936,000
Losses with no current benefit          1,449,000        270,000      1,096,000
Permanent differences                      70,000         98,000        157,000
Other                                          --             --         74,000
                                      ------------   ------------   ------------
                                      $   128,000    $   101,000    $    97,000
                                      ============   ============   ============

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                         1999             1998
                                                     -------------   -------------
Deferred tax assets:
     Allowance for doubtful accounts                 $     37,000    $     90,000
     Inventory reserves and uniform capitalization        254,000         387,000
     Other accrued liabilities                            140,000         279,000
     Deferred compensation                                326,000         537,000
     Research credit carryforwards                        256,000         256,000
     Alternative Minimum Tax credit carryforwards         134,000         134,000
     Net operating loss carryforwards                  17,436,000      15,423,000
                                                     -------------   -------------

Total deferred tax assets                              18,583,000      17,106,000

Valuation allowance for deferred tax assets           (18,335,000)    (16,591,000)
                                                     -------------   -------------

Net deferred tax assets                                   248,000         515,000
                                                     -------------   -------------

Deferred tax liabilities:
     Depreciation                                        (166,000)       (515,000)
     Gain on sale of investment                           (82,000)             --
                                                     -------------   -------------

Total deferred tax liabilities                           (248,000)       (515,000)
                                                     -------------   -------------

Net deferred taxes                                   $         --    $         --
                                                     =============   =============

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

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13)     LOSS PER SHARE

         The following table illustrates the computation of basic and diluted loss per share:

                                                            1999           1998             1997
                                                       -------------   -------------   -------------
NUMERATOR:
     Net loss                                          $ (4,596,000)   $ (1,185,000)   $ (9,693,000)
     Less: accretion of the excess of the redemption
     value over the carrying value of redeemable
     preferred stock                                         41,000          60,000          60,000
                                                       -------------   -------------   -------------
Income available for common stockholders               $ (4,637,000)   $ (1,245,000)   $ (9,753,000)
                                                       =============   =============   =============

DENOMINATOR:
Weighted average number of common shares
  outstanding during the year                            16,638,000      11,952,000      10,137,000
                                                       -------------   -------------   -------------

Basic and diluted loss per share                       $       (.28)   $       (.10)   $       (.96)
                                                       =============   =============   =============

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

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year are as follows:

                  Year Ending
                  December 31,                                      Amount
                  ------------                                ----------------

                  2000                                        $     1,215,000
                  2001                                                897,000
                  2002                                                626,000
                  2003                                                122,000
                  2004                                                 84,000
                                                              ----------------
                                                              $     2,944,000
                                                              ================

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

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                          1999           1998           1997
                                      ------------   ------------   ------------
SALES FROM EXTERNAL CUSTOMERS:
     Instruments                      $15,666,000    $17,532,000    $15,054,000
     Components                        10,080,000     12,412,000     12,197,000
     Circuits                           2,555,000      7,317,000     15,847,000
                                      ------------   ------------   ------------
                                      $28,301,000    $37,261,000    $43,098,000
                                      ============   ============   ============
INTERSEGMENT SALES:
     Instruments                      $        --    $    17,000    $   133,000
     Components                           279,000        635,000        957,000
     Circuits                             433,000        699,000        819,000
                                      ------------   ------------   ------------
                                      $   712,000    $ 1,351,000    $ 1,909,000
                                      ============   ============   ============
INTEREST EXPENSE:
     Instruments                      $   110,000    $    79,000    $   109,000
     Components                            75,000        323,000        396,000
     Circuits                             114,000        168,000        346,000
                                      ------------   ------------   ------------
                                      $   299,000    $   570,000    $   851,000
                                      ============   ============   ============
DEPRECIATION AND AMORTIZATION:
     Instruments                      $   490,000    $   265,000    $   164,000
     Components                           101,000         91,000        284,000
     Circuits                             136,000        312,000        607,000
                                      ------------   ------------   ------------
                                      $   727,000    $   668,000    $ 1,055,000
                                      ============   ============   ============

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       1999            1998            1997
                                   -------------   -------------   -------------
SEGMENT PROFITS (LOSSES):
     Instruments                   $ (1,828,000)   $    367,000    $    536,000
     Components                       1,341,000       2,473,000         794,000
     Circuits                        (1,043,000)       (786,000)     (1,055,000)
                                   -------------   -------------   -------------
                                   $ (1,530,000)   $  2,054,000    $    275,000
                                   =============   =============   =============

SEGMENT ASSETS:
     Instruments                   $  7,960,000    $ 10,234,000    $  9,691,000
     Components                       5,213,000       7,193,000       6,946,000
     Circuits                         1,379,000       2,737,000       7,966,000
                                   -------------   -------------   -------------
                                   $ 14,552,000    $ 20,164,000    $ 24,603,000
                                   =============   =============   =============

         The following is a reconciliation of the reportable segment revenues, profit or loss and assets to the Company's consolidated totals.

                                                       1999             1998            1997
                                                   -------------   -------------   -------------
Net Sales
---------
     Total sales for reportable segments           $ 29,013,000    $ 38,612,000    $ 45,007,000
     Elimination of intersegment sales                 (712,000)     (1,351,000)     (1,909,000)
                                                   -------------   -------------   -------------
Total consolidated revenues                        $ 28,301,000    $ 37,261,000    $ 43,098,000
                                                   =============   =============   =============

Profit (loss) before income taxes
---------------------------------
     Total profit (loss) for reportable segments   $ (1,530,000)   $  2,054,000    $    275,000
     Write-down of goodwill                                  --              --      (5,693,000)
     Unallocated amounts:
         General corporate expenses                  (2,938,000)     (3,138,000)     (4,178,000)
                                                   -------------   -------------   -------------
Consolidated loss before income taxes              $ (4,468,000)   $ (1,084,000)   $ (9,596,000)
                                                   =============   =============   =============

Assets
------
     Total assets for reportable segments          $ 14,552,000    $ 20,164,000    $ 24,603,000
     Other assets                                     2,069,000       1,078,000         837,000
                                                   -------------   -------------   -------------
Total consolidated assets                          $ 16,621,000    $ 21,242,000    $ 25,440,000
                                                   =============   =============   =============

Interest Expense
----------------
     Interest expense for reportable segments      $    299,000    $    570,000    $    851,000
     Other interest expense                             112,000         105,000          44,000
                                                   -------------   -------------   -------------
Total interest expense                             $    411,000    $    675,000    $    895,000
                                                   =============   =============   =============

Depreciation and Amortization
-----------------------------
     Depreciation and amortization expense
          for reportable segments                  $    727,000    $    668,000    $  1,055,000
     Other depreciation and amortization expense        206,000         190,000         226,000
                                                   -------------   -------------   -------------
Total depreciation and amortization                $    933,000    $    858,000    $  1,281,000
                                                   =============   =============   =============

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         A summary of the Company's net sales and identifiable assets by geographical area follows:

                                      1999             1998            1997
                                  ------------     ------------     ------------
Net sales:
     United States                $11,878,000      $19,965,000      $28,098,000
     Japan                            658,000          706,000          857,000
     France                        10,958,000       11,118,000        8,450,000
     United Kingdom                 4,807,000        5,472,000        5,693,000
                                  ------------     ------------     ------------
                                  $28,301,000      $37,261,000      $43,098,000
                                  ============     ============     ============
Long-lived assets:
     United States                $   998,000      $ 1,543,000      $ 4,425,000
     Japan                             16,000           13,000           12,000
     France                           257,000          250,000          235,000
     United Kingdom                   190,000          133,000          296,000
                                  ------------     ------------     ------------
                                  $ 1,461,000      $ 1,939,000      $ 4,968,000
                                  ============     ============     ============

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

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                       ADDITIONS
                                         BALANCE AT    CHARGED TO  DEDUCTIONS
                                        BEGINNING OF   COSTS AND  WRITE-OFFS OF  BALANCE AT
DESCRIPTION                                YEAR        EXPENSES    ACCOUNTS     END OF YEAR
-----------                             -----------  -----------  -----------  ------------
Allowance for doubtful accounts:
     Year ended December 31, 1999       $  275,000       36,000     (109,000)      202,000
     Year ended December 31, 1998          241,000       97,000      (63,000)      275,000
     Year ended December 31, 1997           63,000      251,000      (73,000)      241,000
                                        ===========  ===========  ===========  ============

Allowance for inventory obsolescence:
     Year ended December 31, 1999       $1,766,000    1,145,000   (1,523,000)    1,388,000
     Year ended December 31, 1998        1,856,000      885,000     (975,000)    1,766,000
     Year ended December 31, 1999          685,000    3,134,000   (1,963,000)    1,856,000
                                        ===========  ===========  ===========  ============

                                INDEX TO EXHIBITS

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

2.19 Share Purchase Agreement dated December 29, 1999 between the Registrant and Wi-Lan Inc. (15)

2.20 Share Purchase Agreement dated April 17, 2000 between XCEL Power Systems Limited and the stockholders of The Belix Company Limited (4)

2.21 Asset Purchase Agreement effective September 1, 2000 by and among the Registrant, CXR Telcom Corporation and T-Com, LLC (5)

2.22 Bill of Sale and Assignment and Assumption Agreement dated as of September 22, 2000 between T-Com, LLC and CXR Telcom Corporation (5)

2.23 Letter agreement dated October 2, 2000 among the Registrant, CXR Telcom Corporation and T-Com, LLC relating to Asset Purchase Agreement by and among the same parties (5)

2.24 Asset Purchase Agreement dated as of November 15, 2000 by and among XIT Corporation, the Registrant, Bryan Fuller, Tama-Lee Mapalo and Etch-Tek Electronics Corporation (6)

2.25 Asset Purchase Agreement dated as of July 31, 1995 by and among BNZ Incorporated, Robert Bertrand and XCEL Arnold Circuits, Inc. (16)

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

3.14 Certificate of Amendment of Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on January 22, 2001 (16)

3.15 Certificate of Amendment of Certificate of Designation of the Registrant as filed with the Delaware Secretary of State on January 22, 2001 (16)

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

10.19 Lease Agreement between SCI Limited Partnership-I and CXR Telcom Corporation, Dated July 28, 1997 (13)

10.20    Lease agreement between XIT Corporation and P&S Development (14)

10.21 General Partnership Agreement between XIT Corporation and P&S Development (14)

10.22    Lease Agreement between XCEL Arnold Circuits, Inc. and RKR Associates
         (14)

10.23 Letter dated January 26, 2001 from Wells Fargo Business Credit, Inc. confirming the release of Guarantee dated August 16, 2000 (16)

10.24 Employment Agreement dated as of January 1, 2001 between the Registrant and Carmine T. Oliva (#) (16)

21.1     Subsidiaries of the Registrant (15)

23.1     Consent of BDO Seidman, LLP, Independent Certified Public Accountants
---------------
(#) Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit.
(1) Incorporated by reference to the Registrant's current report on Form 8-K for January 6, 1997 filed January 21, 1997 (File No. 1-10346)
(2) Incorporated by reference to the Registrant's annual report on Form 10-K for the year ended December 31, 1997 (File No. 1-10346)
(3) Incorporated by reference to the Registrant's interim report on Form 10-Q for the three months ended March 31, 1999 (File No. 1-10346)
(4) Incorporated by reference to the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-10346)
(5) Incorporated by reference to the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-10346)
(6) Incorporated by reference to the Registrant's current report on Form 8-K for November 15, 2000 (File No. 1-10346)
(7) Incorporated by reference to the Registrant's annual report on Form 10-K for the year ended December 31, 1999 (File No. 1-10346)

(8) Incorporated by reference to the Registrant's interim report on Form 10-Q for the six months ended June 30, 1998 (File No. 1-10346)
(9) Incorporated by reference to the Registrant's registration statement on Form S-8 (Registration Statement No. 333-12567)
(10) Incorporated by reference to the Registrant's definitive proxy statement for the annual meeting of stockholders to be held June 11, 1998 (File No. 1-10346)
(11) Incorporated by reference to the Registrant's definitive proxy statement for the special meeting of stockholders to be held January 16, 2001 (File No. 1-10346)
(12) Incorporated by reference to the Registrant's interim report on Form 10-Q for the nine months ended September 30, 1999 (File No. 1-10346)
(13) Incorporated by reference to the Registrant's registration statement on Form S-8 (Registration Statement No. 333-29925)
(14) Incorporated by reference to the Registrant's annual report on Form 10-K/A for the year ended December 31, 1996 (File No. 1-10346)
(15) Incorporated by reference to the Registrant's registration statement on Form S-1/A (Registration Statement No. 333-41580)
(16) Incorporated by reference to the Registrant's annual report on Form 10-K for the year ended December 31, 2000 (File No. 1-10346)

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

          SIGNATURE                      CAPACITY                                   DATE
          ---------                      --------                                   ----

/s/ Carmine T. Oliva                     Chairman of the Board, President,      April 6, 2001
------------------------------------     Chief Executive Officer (Principal
Carmine T. Oliva                         Executive Officer) and Director

/s/ Randolph D. Foote                    Chief Financial Officer                April 6, 2001
------------------------------------     (Principal Accounting and
Randolph D. Foote                        Financial Officer)

/s/ Laurence P. Finnegan, Jr.            Director                               April 6, 2001
------------------------------------
Laurence P. Finnegan, Jr.


/s/ Robert B. Runyon                     Director                               April 6, 2001
------------------------------------
Robert B. Runyon

                         EXHIBITS FILED WITH THIS REPORT
Exhibit
Number   Description
------   -----------

23.1     Consent of BDO Seidman, LLP, Independent Certified Public Accountants