Form 10-K/A
period 2000-12-31
MICROTEL INTERNATIONAL INC
filed 2001-04-10
CIK 854852

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 1 TO
                                    FORM 10-K

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2000.

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         The aggregate market value of the voting stock held by nonaffiliates of the registrant computed by reference to the closing price of such stock, was approximately $6,035,793 at March 23, 2001.

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

         Recent Sales of Unregistered Securities

         In May 2000, we issued warrants to purchase an aggregate of 100,500 shares of common stock at an exercise price of $1.00 per share to three individuals in connection with consulting services rendered.

         In May 2000, we issued warrants to purchase an aggregate of 49,375 shares of common stock at an exercise price of $1.00 per share to three individuals and one entity to induce the individuals and the entity to exercise warrants they previously had purchased in connection with their purchase of Series A Preferred Stock.

         Exemption from the registration provisions of the Securities Act of 1933 for the transactions described above is claimed under Section 4(2) of the Securities Act of 1933, among others, on the basis that such transactions did not involve any public offering and the purchasers were sophisticated with access to the kind of information registration would provide.

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

         GROSS PROFIT. Gross profit as a percentage of net sales increased to 44.6% for 2000 as compared to 34.1% for 1999. In dollar terms, gross profit increased by $3,674,000 (41.5%) to $12,521,000 for 2000 as compared to
$8,847,000 for 1999. For 2000 and 1999, cost of sales included provisions for inventory obsolescence of $893,000 and $1,144,000, respectively. Provisions for inventory obsolescence are recorded as necessary to reduce obsolete inventory to estimated net realizable value or to specifically reserve for obsolete inventory that we intend to dispose of. Upon disposal of obsolete inventory, the inventory is written off and the allowance for inventory obsolescence is reduced.

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

                                                                           QUARTER ENDED
CONSOLIDATED STATEMENTS OF             -------------------------------------------------------------------------------------
  OPERATIONS AND COMPREHENSIVE          MAR 31,   JUNE 30,   SEPT 30,    DEC 31,    MAR 31,   JUNE 30,   SEPT 30,   DEC. 31,
  INCOME DATA                            1999       1999       1999       1999       2000       2000       2000       2000
                                       --------   --------   --------   --------   --------   --------   --------   --------
                                                                   (IN THOUSANDS)
Net sales ..........................   $ 6,677    $ 6,319    $ 6,448    $ 6,469    $ 5,860    $ 6,828    $ 6,871    $ 8,491
Cost of sales ......................     4,127      3,938      4,203      4,798      3,534      4,032      3,080      4,883
                                       --------   --------   --------   --------   --------   --------   --------   --------
Gross profit .......................     2,550      2,381      2,245      1,671      2,326      2,796      3,791      3,608
Selling, general and administrative
  expenses .........................     3,408      2,687      2,385      2,104      2,147      2,248      2,431      3,001
Engineering and product development
  expenses .........................       526        477        459        379        243        253        277        394
                                       --------   --------   --------   --------   --------   --------   --------   --------
Income (loss) from operations ......    (1,384)      (783)      (599)      (812)       (64)       295      1,083        213
Other income (expenses), net .......       379        164       (150)      (885)        --         10         51        146
                                       --------   --------   --------   --------   --------   --------   --------   --------
Income (loss) from continuing
  operations before income taxes ...    (1,005)      (619)      (749)    (1,697)       (64)       305      1,134        359
Income tax expense .................         8          5         12        103          7          4          2         18
                                       --------   --------   --------   --------   --------   --------   --------   --------
Income (loss) from continuing
  operations .......................    (1,013)      (624)      (761)    (1,800)       (71)       301      1,132        341
Discontinued operations:
  Income (loss) from operations of
   discontinued segment ............      (293)      (290)      (273)         9        (56)       (95)       (68)         7
  Gain (loss) on disposal of
   discontinued segment ............       331         --         --        118         --         --       (634)       147
                                       --------   --------   --------   --------   --------   --------   --------   --------
Net income (loss) ..................   $  (975)   $  (914)   $(1,034)   $(1,673)   $  (127)   $   206    $   430    $   495
Other comprehensive gain (loss),
  net ..............................      (263)      (161)       244       (145)       296       (436)      (295)       (70)
                                       --------   --------   --------   --------   --------   --------   --------   --------
Total comprehensive gain (loss) ....   $(1,238)   $(1,075)   $  (790)   $(1,818)   $   169    $  (230)   $   135    $   425
                                       ========   ========   ========   ========   ========   ========   ========   ========

Basic earnings (loss) per share
  from continuing operations........     (0.07)     (0.04)     (0.05)     (0.10)     (0.01)      0.02       0.06       0.02
Diluted earnings (loss) per share
  from continuing operations .......     (0.07)     (0.04)     (0.05)     (0.10)     (0.01)      0.02       0.05       0.01
Basic earnings (loss) per share from
  discontinued operations ..........     (0.00)     (0.02)     (0.01)      0.01      (0.00)     (0.01)     (0.04)      0.01
Diluted earnings (loss) per share
  from discontinued operations .....     (0.00)     (0.02)     (0.01)      0.01      (0.00)     (0.01)     (0.03)      0.01
Basic earnings (loss) per share ....     (0.07)     (0.06)     (0.06)     (0.09)     (0.01)      0.01       0.02       0.03
Diluted earnings (loss) per shares .     (0.07)     (0.06)     (0.06)     (0.09)     (0.01)      0.01       0.02       0.02

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

ITEM 11.   EXECUTIVE COMPENSATION.

COMPENSATION OF EXECUTIVE OFFICERS

         The following table sets forth information concerning compensation paid to our Chief Executive Officer and each of our other executive officers who received an annual salary and bonus of more than $100,000 for services rendered to us during the years ended December 31, 2000, 1999 and 1998:

                                          SUMMARY COMPENSATION TABLE
                                                                                 LONG-TERM
                                                                                COMPENSATION
                                                                                   AWARD
                                                                                   -----
                                                      ANNUAL COMPENSATION       SECURITIES
                                                     --------------------       UNDERLYING      ALL OTHER
        NAME AND PRINCIPAL POSITION      YEAR        SALARY         BONUS        OPTIONS       COMPENSATION
        ---------------------------      ----        ------         -----        -------       ------------
    Carmine T. Oliva..................   2000       $207,395       $80,000             --        $4,821 (1)
      President and Chief Executive      1999       $198,872            --             --        $4,821 (1)
      Officer                            1998       $198,872            --             --        $2,411 (1)

    Graham Jefferies..................   2000       $128,775       $35,000             --        $6,869 (3)
      Executive Vice President and       1999       $114,192            --         60,000        $5,116 (3)
      Chief Operating Officer of         1998       $ 98,918            --         30,000        $5,567 (3)
      Telecommunications Group (2)

    Randolph D. Foote.................   2000       $103,754       $20,000             --            --
      Senior Vice President, Chief       1999       $ 23,267            --         50,000            --
      Financial Officer (4)              1998             --            --             --            --

---------------
(1) Represents the dollar value of insurance premiums we paid with respect to term life insurance for the benefit of Mr. Oliva's spouse.
(2) Mr. Jefferies was appointed Executive Vice President and Chief Operating Officer of our worldwide Telecommunications Group on October 21, 1999. Mr. Jefferies is based in the United Kingdom and receives his remuneration in British pounds. The compensation amounts listed for Mr. Jefferies are shown in United States dollars, converted from British pounds using the average conversion rates in effect during the time periods of compensation.
(3)  Represents contributions to Mr. Jefferies' retirement plan.
(4) Randolph D. Foote was appointed Senior Vice President and Chief Financial Officer on October 4, 1999.

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

                                                                   AMOUNT AND NATURE
               NAME AND ADDRESS                                      OF BENEFICIAL         PERCENT OF
            OF BENEFICIAL OWNER(1)            TITLE OF CLASS       OWNERSHIP OF CLASS        CLASS
            ----------------------            --------------       ------------------        -----
Orbit II Partners, L.P...................         Common             2,963,810 (2)           14.38%
Carmine T. Oliva.........................         Common             1,448,688 (3)            6.93%
Fortune Fund Ltd. Seeker III.............         Common             1,260,600 (4)            5.77%
Robert B. Runyon.........................         Common               288,145 (5)            1.39%
Graham Jefferies.........................         Common               129,563 (6)            *
Laurence P. Finnegan, Jr.................         Common                94,171                *
Randolph D. Foote........................         Common                55,000 (7)            *
All executive officers and directors
   as a group (5 persons)................         Common             2,015,567 (8)            9.49%

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

         In November 2000, we determined that because the modifications to the conversion price in November 1998 and December 1999 had not been submitted to and approved by our stockholders in accordance with the Delaware General Corporation Law, all conversions from November 1998 through July 1999 and in December 1999 should have been made at the original conversion rate of $10,000 divided by the lesser of $1.26 and 100% of the arithmetic average of the three lowest closing bid prices over the 40 trading days prior to the conversions. On January 16, 2001 our stockholders approved an amendment to the certificate of designations, preferences and rights relating to the Series A Preferred Stock which modified the conversion rate for conversions occurring after the amendment was filed with the Delaware Secretary of State on January 22, 2001 so that each share of Series A Preferred Stock will be convertible into 50,530 shares of common stock. Based on this modified conversion rate, Fortune Fund Ltd. Seeker III beneficially owned more than five percent of our outstanding common stock as of March 23, 2001.

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

                                       63

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

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                           Page
                                                                           ----

Financial Statements
--------------------

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


                            MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                           (IN THOUSANDS)

                                                                       2000        1999       1998
                                                                       ----        ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                   $ 1,004     $(4,596)    $(1,185)
   Adjustments to reconcile net loss to cash provided
     by (used in) operating activities:
       Depreciation and amortization                                    431         241         247
       Amortization of intangible assets                                352         540         449
       Provision for doubtful accounts                                   47          42          80
       Provision for inventory obsolescence                             893       1,144         879
       Gain on sale of fixed assets                                     (43)         --          --
       Gain on sale of stock                                           (197)         --          --
       Write off of uncollectible note receivable                        --         452          --
       Reversal of previously estimated accruals                       (399)         --          --
       Provision for impairment of investment                            --         419          --
       Equity in earnings of unconsolidated investments                  --        (653)        (24)
       Loss on the sale of subsidiary/investment                         --          90          --
       Stock and warrants issued for services                            25       1,146          85
       Repricing of warrants                                             65          91          52
       Gain (loss) on disposal of discontinued operations               487        (449)       (580)
       Net change in operating assets of discontinued operations        401         167        (723)
   Changes in operating assets and liabilities net of
    businesses acquired:
     Accounts receivable                                               (428)        294      (1,453)
     Inventories                                                     (1,468)        791      (1,333)
     Prepaids and other assets                                          274         567        (106)
     Note receivable                                                   (130)        125          --
     Accounts payable                                                (1,120)        651        (260)
     Accrued expenses and other liabilities                            (395)       (333)       (368)
                                                                    --------------------------------
Cash provided by (used in) operating activities                        (201)        729      (4,240)
                                                                    --------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net purchases of property, plant and equipment                      (158)       (121)       (169)
   Cash received on sale of subsidiary/investment                        --         118          --
   Cash received from sale of stock - (DTS)                             520          --          --
   Cash received from sale of stock - (Wi-Lan)                          918          --          --
   Cash received from sale of discontinued operations                   260         750       1,350
   Cash received from sale of fixed assets                               43          --          --
   Cash paid, net of cash acquired in acquisition/Belix                (592)         --          --
   Cash paid, net of cash acquired in acquisition/T-Com                 (82)         --          --
   Cash collected on notes receivable                                    --           9         451
                                                                    --------------------------------
Cash provided by investing activities                                   909         756       1,632
                                                                    --------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (repayments) of notes payable                       1,131        (970)        658
   Proceeds from long-term debt                                          --          --       1,542
   Repayments of long-term debt                                          --        (162)     (2,503)
   Repayment of notes payable                                        (1,146)         --          --
   Proceeds from sale of preferred stock                                 --          --       2,000
   Payment of preferred stock and debt issuance costs                    --          --        (423)
   Proceeds from sale of common stock                                    88           2           7
                                                                    --------------------------------
Cash provided by (used in) financing activities                          73      (1,130)      1,281
                                                                    --------------------------------
Effect of exchange rate changes on cash                                (505)       (325)        206
                                                                    --------------------------------
Net increase (decrease) in cash and cash equivalents                    276          30      (1,121)
Cash and cash equivalents at beginning of year                          480         450       1,571
                                                                    --------------------------------
Cash and cash equivalents at end of year                            $   756     $   480     $   450
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

                                                      Pro forma
                                               Year ended December 31
(thousands except per share data)           2000                      1999
-----------------------------------------------------------------------------
Net sales                                 $29,680                   $29,152
Income (loss) from continuing operations    1,255                    (8,734)
Net income (loss)                             556                    (9,132)
Net income per common share
   Basic                                     0.03                     (0.55)
   Diluted                                   0.02                     (0.55)
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

         On August 16, 2000, the Company obtained a credit facility from Wells Fargo Business Credit, Inc. This facility provides for a revolving loan of up to $3,000,000 secured by the Company's inventory and accounts receivable and a term loan in the amount of $687,000 secured by the Company's machinery and equipment. The Company's President and CEO provided a limited personal guarantee on these loans. As consideration for this guarantee, the President and CEO received a guarantee fee, approved by the board of directors, in the amount of $35,000. On January 26, 2001, Wells Fargo Business Credit Inc. released the guarantee. No further amounts are due in connection with this guarantee. The annual interest rate on both portions of the credit facility is the prime rate (9.5% at December 31, 2000) plus 2%. The facility contains a performance based interest reduction feature. The terms of the agreement provide for a reduction in the interest rate to the prime rate plus 1.5% if the consolidated net income of XIT Corporation and CXR Telcom exceeds $250,000 for the year ended December 31, 2000 or the prime rate plus 1% if the consolidated net income of XIT Corporation and CXR Telcom exceeds $500,000 for the year ended December 31, 2000. The balance outstanding under the revolving loan was $1,798,000 on December 31, 2000. There was $1,202,000 of additional borrowings available as of December 31, 2000. The credit facility expires on August 16, 2003. The Company's foreign subsidiaries have obtained credit facilities with Lloyds Bank in England, Banc National de Paris, Societe Generale and Banque Hervet in France and Johan Tokyo Credit Bank in Japan.

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

         In November 2000, the Company determined that because the modifications to the conversion rate in November 1998 and December 1999 had not been submitted to and approved by the Company's shareholders in accordance with the Delaware General Corporation Law, all conversions from November 1998 through July 1999

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


and in December 1999 should have been made at the original conversion rate of $10,000 divided by the lesser of (x) $1.26 and (y) one hundred percent (100%) of the arithmetic average of the three lowest closing bid prices over the forty trading days prior to the exercise date of any such conversion. On January 16, 2001, the Company's stockholders approved an amendment to the certificate of designations, preferences and rights relating to the New Preferred Shares which modified the conversion rate for conversions occurring after the amendment was filed with the Delaware Secretary of State on January 22, 2001 so that each of the New Preferred Shares are convertible into 50,530 shares of common stock at any time. The Company believes that neither the original conversion terms nor the subsequent modifications to the conversion terms through December 31, 2000 resulted in an embedded beneficial conversion feature that would have a material effect on the financial statements.

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
                                                      =============================================

Depreciation and Amortization
-----------------------------
     Depreciation and amortization expense
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

                                    PREVIOUSLY                 PREVIOUSLY
                                     REPORTED     RESTATED      REPORTED      RESTATED
                                     MAR. 31      MAR. 31       JUNE 30       JUNE 30        SEPT. 30       DEC. 31
                                     -------      -------       -------       -------        --------       -------
               2000
               ----
Net Sales                           $ 6,486     $    5,860      $ 7,512      $   6,828      $   6,871      $   8,491

Gross Profit                          2,373          2,326        2,814          2,796          3,791          3,608

Income (loss) from continuing
  operations                           (127)           (71)         206            301          1,132            341

Income (loss) from discontinued
  operations                              -            (56)           -            (95)          (702)           154

Net income (loss)                      (127)          (127)         206            206            430            495

Income (loss) available to
  common shareholder                   (150)          (130)         183            183            407            544

Earnings (loss) per share:
Continuing Operations
        Basic                         (0.01)         (0.01)        0.01           0.02           0.06           0.02
        Diluted                       (0.01)         (0.01)        0.01           0.02           0.05           0.01

Discontinued Operations
        Basic                             -          (0.00)           -          (0.01)         (0.04)          0.01
        Diluted                           -          (0.00)           -          (0.01)         (0.03)          0.01

Net Income (loss)
        Basic                         (0.01)         (0.01)        0.01           0.01           0.02           0.03
        Diluted                       (0.01)         (0.01)        0.01           0.01           0.02           0.02

               1999
               ----
Net Sales                           $ 7,510      $   6,677      $ 6,801      $   6,319      $   6,448      $   6,469

Gross Profit                          2,606          2,550        2,390          2,381          2,245          1,671

Loss from continuing
  operations                           (975)        (1,013)        (914)          (624)          (761)        (1,800)

Income (loss) from
  discontinued operations                 -             38            -           (290)          (273)           127

Net loss                               (975)          (975)        (914)          (914)        (1,034)        (1,673)

Loss available to common
  shareholder                        (1,031)        (1,031)        (903)          (903)        (1,058)        (1,645)

Net income (loss) per share:
Continuing Operations
        Basic                         (0.07)         (0.07)       (0.06)         (0.04)         (0.05)         (0.10)
        Diluted                       (0.07)         (0.07)       (0.06)         (0.04)         (0.05)         (0.10)

Discontinued Operations
       Basic                              -          (0.00)           -          (0.02)         (0.01)          0.01
        Diluted                           -          (0.00)           -          (0.02)         (0.01)          0.01

Net loss
        Basic                         (0.07)         (0.07)       (0.06)         (0.06)         (0.06)         (0.09)
        Diluted                       (0.07)         (0.07)       (0.06)         (0.06)         (0.06)         (0.09)

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


                                     MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                                                      SCHEDULE II
                                           VALUATION AND QUALIFYING ACCOUNTS
                                      YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                Additions   Transfers
                                                Balance at     Charged to      to         Deductions
                                               Beginning of     Costs and  Discontinued   Write-offs of    Balance at
Description                                        Year         Expenses    Operations      Accounts       End of Year
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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of April, 2001.

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

SIGNATURE                            CAPACITY                                    DATE
---------                            --------                                    ----

/S/ Carmine T. Oliva                 Chairman of the Board, President,       April 6, 2001
-------------------------------      Chief Executive Officer (Principal
Carmine T. Oliva                     Executive Officer) and Director


/S/ Randolph D. Foote                Chief Financial Officer                 April 6, 2001
-------------------------------      (Principal Accounting and
Randolph D. Foote                    Financial Officer)


/S/ Laurence P. Finnegan, Jr.        Director                                April 6, 2001
-------------------------------
Laurence P. Finnegan, Jr.


/S/ Robert B. Runyon                 Director                                April 6, 2001
-------------------------------
Robert B. Runyon

                         EXHIBITS FILED WITH THIS REPORT

EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------


23.1     Consent of BDO Seidman, LLP, Independent Certified Public Accountants