Form 10-Q
period 2001-03-31
MICROTEL INTERNATIONAL INC
filed 2001-05-21
CIK 854852

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended MARCH 31, 2001

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

     As of April 30, 2001, there were 20,570,415 shares of the issuer's common stock, $.0033 par value, outstanding.

================================================================================


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         Consolidated Condensed Balance Sheets as of March 31, 2001 (unaudited)
               and December 31, 2000........................................................    F-1

         Consolidated Condensed Statements of Operations and Comprehensive Income for the
               three months ended March 31, 2001 and 2000 (unaudited).......................    F-2

         Consolidated Condensed Statements of Cash Flows for the three months ended
               March 31, 2001 and 2000 (unaudited)..........................................    F-3

         Notes to Consolidated Condensed Financial Statements (unaudited)...................    F-4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS................................................      3

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK........................................................................     15

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS..................................................................     17

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS..........................................     17

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES....................................................     17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................     17

ITEM 5.  OTHER INFORMATION..................................................................     18

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................................     18

SIGNATURES    ..............................................................................     19


ITEM 1.  FINANCIAL STATEMENTS.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

ASSETS                                                  March 31,   December 31,
                                                          2001          2000
                                                        ---------     ---------
                                                        (Unaudited)
Cash and cash equivalents                               $    368      $    756
Accounts receivable - net                                  6,876         7,440
Notes receivable                                              97           130
Inventories                                                6,265         6,298
Other current assets                                         487           750
                                                        ---------     ---------
      Total current assets                                14,093        15,374
Property, plant and equipment-net                            735           809
Goodwill-net                                               2,679         2,737
Other assets                                                 536           564
                                                        ---------     ---------
                                                        $ 18,043      $ 19,484
                                                        =========     =========

LIABILITIES, REDEEMABLE PREFERRED STOCK
AND STOCKHOLDERS' EQUITY
Notes payable                                           $  3,435      $  3,661
Current portion of long-term debt                            559           614
Accounts payable                                           4,618         5,222
Accrued expenses                                           2,788         3,082
Net liability of discontinued operations                       5            15
                                                        ---------     ---------
      Total current liabilities                           11,405        12,594

Long-term debt, less current portion                         225           282
Other liabilities                                            464           542
                                                        ---------     ---------
      Total liabilities                                   12,094        13,418

Convertible redeemable preferred stock, $10,000
      unit value. Authorized 200 shares; issued and
     outstanding 25 shares (aggregate liquidation
     preference of $250)                                     261           259

Stockholders' equity:
  Convertible Series B Preferred stock, $0.01 par
   value. Authorized 10,000,000 shares; 150,000
   shares issued and outstanding                             938           938
  Common stock, $.0033 par value. Authorized
     50,000,000 shares; 20,570,000 shares issued
     and outstanding                                          68            68
  Additional paid-in capital                              24,307        24,307
  Accumulated deficit                                    (18,672)      (18,775)
  Accumulated other comprehensive loss                      (953)         (731)
                                                        ---------     ---------
Total stockholders' equity                                 5,688         5,807
                                                        ---------     ---------
                                                        $ 18,043      $ 19,484
                                                        =========     =========

     See accompanying notes to consolidated condensed financial statements.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                           Three months ended
                                                                March 31,
                                                            2001          2000
                                                          --------      --------
                                                          (in thousands, except
                                                            per share amounts)
Net sales                                                 $ 7,465       $ 5,860
Cost of sales                                               4,350         3,534
                                                          --------      --------
Gross profit                                                3,115         2,326
Operating expenses:
   Selling, general and administrative                      2,581         2,147
   Engineering and product development                        359           243
                                                          --------      --------
Income (loss) from operations                                 175           (64)
Other income (expense):
   Interest expense                                           (93)          (96)
   Other income                                                28            96
                                                          --------      --------
Income (loss) from continuing operations
   before income taxes                                        110           (64)
Income tax expense                                              3             7
                                                          --------      --------
Income (loss) from continuing operations                      107           (71)
                                                          --------      --------
Discontinued operations:
   Loss from operations of discontinued segment                --           (56)
                                                          --------      --------
Net income (loss)                                             107          (127)
                                                          --------      --------
Other comprehensive income (loss):
   Foreign currency translation adjustment                   (222)          296
                                                          --------      --------
Total comprehensive income (loss)                         $  (115)      $   169
                                                          ========      ========
Earnings (loss) per share:
   Continuing operations:
     Basic                                                $  0.01       $ (0.01)
                                                          ========      ========
     Diluted                                              $  0.00       $ (0.01)
                                                          ========      ========
   Discontinued operations:
     Basic                                                     --       $ (0.00)
                                                                        ========
     Diluted                                                   --       $ (0.00)
                                                                        ========
   Net income (loss):
     Basic                                                $  0.01       $ (0.01)
                                                          ========      ========
     Diluted                                              $  0.00       $ (0.01)
                                                          ========      ========

     See accompanying notes to consolidated condensed financial statements.


                            MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                                Three months ended
                                                                                     March 31,
                                                                                2001          2000
                                                                              --------      --------
                                                                                 (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss)                                                    $   107       $  (127)
         Adjustments to reconcile net income (loss) to cash
         provided by operating activities:
               Depreciation and amortization                                       84            32
               Amortization of intangibles                                         95            66
               Provision for doubtful account                                      24            --
               Provision for obsolete/slow moving inventory                       164            --
               Gain on sale of fixed assets                                        --           (43)
               Other noncash items                                                 --           122
               Net change in operating assets of discontinued operations          (10)          (87)
               Changes in operating assets and liabilities:
                     Accounts receivable                                          544         1,066
                     Inventories                                                  (89)           67
                     Other assets                                                 291           (20)
                     Accounts payable and accrued expenses                     (1,068)       (1,061)
                                                                              --------      --------
Cash provided by operating activities                                             142            15
                                                                              --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Net purchases of property, plant and equipment                           (38)           (6)
         Cash received for sale of DTS stock                                       --           520
         Proceeds from sale of fixed assets                                        --            43
         Cash collected on note receivable                                         33            --
                                                                              --------      --------
Cash from investing activities                                                     (5)          557
                                                                              --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Net (decrease) in notes payable and long-term debt                      (339)         (260)
         Proceeds from exercise of employee stock options                          --             8
                                                                              --------      --------
Cash (used in) financing activities                                              (339)         (252)
                                                                              --------      --------

Effect Of Exchange Rate Changes On Cash                                          (186)         (165)
                                                                              --------      --------

Net Increase (Decrease) In Cash and Cash Equivalents                             (388)          155
Cash and Cash Equivalents At Beginning Of Period                                  756           480
                                                                              --------      --------

Cash and Cash Equivalents At End Of Period                                    $   368       $   635
                                                                              ========      ========

               See accompanying notes to consolidated condensed financial statements.

                          MICROTEL INTERNATIONAL, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

         MicroTel International, Inc. (the "Company") operates through three wholly-owned subsidiaries: CXR Telcom Corporation, CXR, S.A. and XET Corporation, formerly XIT Corporation ("XET"). CXR Telcom Corporation and CXR, S.A. (collectively "CXR") design, manufacture and market electronic telecommunication test equipment and transmission and network access products. XET and its subsidiaries design, manufacture and market digital switches and power supplies. The Company conducts its operations out of various facilities in the U. S., France, England and Japan and organizes itself in two product line segments: Telecommunications and Electronic Components.

         In October 2000 the Company decided to discontinue its circuits segment operations. At that time, the circuits segment operations consisted of XCEL Etch Tek, a wholly-owned subsidiary, and XCEL Circuits division ("XCD"), a division of XET. XCEL Etch Tek was offered for sale and sold in November 2000. XCD, a captive supplier of printed circuit boards to the electronic components segment, has been retained and is now included in the electronic components segment. Accordingly, all current and prior financial information related to the circuits segment operations have been presented as discontinued operations in the accompanying consolidated condensed financial statements.

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

         The unaudited consolidated condensed financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of March 31, 2001 and December 31, 2000 and the results of operations and cash flows for the related interim periods ended March 31, 2001 and 2000. However, these results are not necessarily indicative of results for any other interim period or for the year. It is suggested that the accompanying consolidated condensed financial statements be read in conjunction with the Company's Consolidated Financial Statements included in its 2000 Annual Report on Form 10-K.

                          MICROTEL INTERNATIONAL, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(2)  EARNINGS (LOSS) PER SHARE

         The following table illustrates the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

                                                                        Three months ended
                                                                             March 31,
                                                                             ---------
                                                                        2001            2000
                                                                      ---------      ---------
                                                                       (in thousands, except
                                                                         per share amounts)
NUMERATOR:
Net income (loss)                                                     $    107       $   (127)

Less: accretion of the excess of the redemption value over the
carrying value of redeemable preferred stock                                (3)           (23)
                                                                      ---------      ---------

Income (loss) attributable to common stockholders                     $    104       $   (150)
                                                                      ---------      ---------

DENOMINATOR:
Weighted average number of common shares outstanding during the
period                                                                  20,570         18,174

Incremental shares from assumed conversions of warrants, options
and preferred stock                                                      3,246             --
                                                                      ---------      ---------

Adjusted weighted average shares                                        23,816         18,174
                                                                      ---------      ---------

Basic earnings (loss) per share                                       $   0.01       $  (0.01)
                                                                      =========      =========

Diluted earnings (loss) per share                                     $   0.00       $  (0.01)
                                                                      =========      =========

         The computation of diluted loss per share for the three month period ended March 31, 2000 excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants because their effect was antidilutive due to losses incurred by the Company or such instruments had exercise prices greater than the average market price of the common shares during the periods presented.

(3)  INVENTORIES

         Inventories consist of the following.

                                     March 31, 2001          December 31, 2000
                                     --------------          -----------------
Raw materials                     $       2,575,000          $       2,777,000
Work-in-process                           1,926,000                  1,914,000
Finished goods                            1,764,000                  1,607,000
                                  ------------------         ------------------
                                  $       6,265,000          $       6,298,000
                                  ==================         ==================

                          MICROTEL INTERNATIONAL, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(4)  COMMITMENTS AND CONTINGENCIES

         The Company and its subsidiaries from time to time become involved in legal proceedings, claims and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability may not be predictable because of considerable uncertainties that may exist. Therefore, it is possible the outcome of such legal proceedings, claims and litigation could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period. However, based on facts currently available, management believes such matters will not have a material adverse affect on the Company's consolidated financial position, results of operations or cash flows.

(5)  WARRANT EXCHANGE OFFER

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

         The offers and acceptances were finalized by April 24, 2000. Shares represented by warrants were reduced by 1,384,602 shares. A $123,000 expense was recorded in the first quarter of 2000 for the expense for the modification of the warrants. Based on the nature and timing of the original grant of the warrants, the expense was determined by various methods. For warrants issued to employees and directors, compensation expense was determined by the intrinsic value method and by treating the modified warrants as variable from the date of modification in accordance with APB 25 and FIN 44. For warrants issued to non-employees, compensation expense was determined in accordance with FAS 123 by calculating the difference between the fair value of the new warrant and the old warrant at the date of acceptance, with the exception of warrants initially granted pre-FAS 123, in which case the entire fair value of the new warrant was recorded as compensation expense. The estimated fair values of the old and new warrants was calculated using a Black-Scholes pricing model with the following assumptions: no dividend yield; expected volatility of 93%; a risk-free interest rate of 6.2%; and expected lives ranging from 0.1 to 5 years.

(6)  Reportable Segments

         The Company has two reportable segments: Telecommunications and Electronic Components. The Telecommunications segment operates principally in the U.S. and European markets and designs, manufactures and distributes telecommunications test instruments and voice and data transmission and networking equipment. The Electronic Components segment operates in the U.S., European and Asian markets and designs, manufactures and markets primarily digital switches and power supplies.

         The Company evaluates performance based upon profit or loss from operations before income taxes exclusive of nonrecurring gains and losses. The Company accounts for intersegment sales at prices negotiated between the individual segments.

                          MICROTEL INTERNATIONAL, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

         The Company's reportable segments are comprised of operating entities offering the same or similar products to similar customers. Each segment is managed separately because each business has different customers, design, manufacturing and marketing strategies.

         There were no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the amounts disclosed in the Company's consolidated financial statements included in its 2000 Annual Report on Form 10-K. Selected financial data for each of the Company's operating segments is shown below:

                                        Three months ended  Three months ended
                                             March 31,           March 31,
                                              2001                 2000
                                              ----                 ----
Sales to external customers:
      Telecommunications                 $    3,772,000       $    3,553,000
      Electronic Components                   3,693,000            2,307,000
                                         --------------       --------------
                                         $    7,465,000       $    5,860,000
                                         ==============       ==============

Intersegment sales:
      Telecommunications                 $           --       $       73,000
      Electronic Components                          --                   --
                                         --------------       --------------
                                         $           --       $       73,000
                                         ==============       ==============

Segment pretax profits (losses)
      Telecommunications                 $     (255,000)      $      (95,000)
      Electronic Components                   1,058,000              480,000
                                         --------------       --------------
                                         $      803,000       $      385,000
                                         ==============       ==============

                                           March 31,            December 31,
                                              2001                  2000
                                              ----                  ----
Segment assets
      Telecommunications                 $    8,665,000       $    9,901,000
      Electronic Components                   8,687,000            8,876,000
                                         --------------       --------------
                                         $   17,352,000       $   18,777,000
                                         ==============       ==============

                          MICROTEL INTERNATIONAL, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

         The following is a reconciliation of the reportable segment income and
(loss) from continuing operations and assets to the Company's consolidated totals:


                                                        Three months ended       Three months ended
                                                          March 31, 2001           March 31, 2000
                                                          --------------           --------------

 Total income for reportable segments                   $           803,000     $           385,000
 Unallocated amounts:
    Unallocated general corporate expenses                         (696,000)               (449,000)
                                                        --------------------    --------------------
 Consolidated income (loss) before
       income taxes                                     $           107,000     $           (64,000)
                                                        ====================    ====================

                                                             March 31,              December 31,
                                                               2000                     2000
                                                               ----                     ----
Assets
    Total assets for reportable segments                $        17,352,000     $        18,777,000
    Other assets                                                    691,000                 707,000
                                                        --------------------    --------------------
 Total consolidated assets                              $        18,043,000     $        19,484,000
                                                        ====================    ====================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with our consolidated condensed financial statements and notes to financial statements included elsewhere in this report. This report and our consolidated condensed financial statements and notes to financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

         o the projected growth in the telecommunications and electronic components markets;
         o our business strategy for expanding our presence in these markets;
         o anticipated trends in our financial condition and results of operations; and
         o our ability to distinguish ourselves from our current and future competitors.

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

Overview

         We previously organized our operations in three business segments:

         o        Instrumentation and Test Equipment;
         o        Components and Subsystem Assemblies; and
         o        Circuits.

         In an effort to focus our attention and working capital on our telecommunications test instruments and our transmission and network access products, we sold substantially all of the assets of XCEL Arnold Circuits, Inc. in April 1998 and sold substantially all of the assets of HyComp, Inc., a manufacturer of hybrid circuits, in April 1999.

         In October 2000, we decided to discontinue our circuits segment. On November 28, 2000, we sold XCEL Etch Tek, which was our only remaining material circuit board business and was a division of our wholly-owned subsidiary, XET Corporation (formerly, XIT Corporation). We intend to retain our small Monrovia, California circuit board manufacturing facility as a captive supplier of circuit boards to XET Corporation's Digitran Division.

         Effective August 1, 2000, we acquired the assets and business operations of T-Com, LLC, or T-Com, a telecommunications test instruments manufacturer located in Sunnyvale, California. T-Com produced central office equipment, which is equipment that is typically employed in switching and network operating centers.

         Through our three direct wholly-owned operating subsidiaries, XET Corporation, CXR Telcom Corporation and CXR, S.A., and through the divisions and subsidiaries of our subsidiaries, we presently design, manufacture, assemble, and market products and services in the following two material business segments:

         o   Telecommunications

             - Telecommunications Test Instruments (analog and digital test instruments used in the installation, maintenance, management and optimization of public and private communication networks)

             - Transmission and Network Access Products (range of products for accessing public and private networks for the transmission of data, voice and video)

         o Electronic Components (digital switches and electronic power supplies)

         Our sales are primarily in North America, Europe and Asia. In the first quarter of 2001, approximately one-half of our sales were to customers in the telecommunications industry, and the remainder of our sales were to industrial, aerospace and military customers.

         Revenues are recorded when products are shipped if shipped FOB shipping point or when received by the customer if shipped FOB destination.

Results of Operations

Three Months Ended March 31, 2001 Compared To Three Months Ended March 31, 2000

         The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of total net sales:

                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                       -----------------------
                                                         2001            2000
                                                         ----            ----
Net sales.............................................   100.0%         100.0%
Cost of sales.........................................    58.3           60.3
                                                        ------         ------
Gross profit..........................................    41.7           39.7
Selling, general and administrative expenses..........    34.6           36.6
Engineering and product development expenses..........     4.8            4.1
                                                        ------         ------
Operating income (loss)...............................     2.3           (1.1)
Interest expense......................................    (1.2)          (1.6)
Other expense.........................................    (0.4)           1.6
                                                        ------         ------
Income (loss) from continuing operations before income
    taxes.............................................     1.5           (1.1)
Income taxes..........................................     0.1            0.1
                                                        ------         ------
Income (loss) from continuing operations..............     1.4           (1.2)
Loss from discontinued operations.....................      --           (1.0)
                                                        ------         ------
Net income (loss).....................................     1.4%          (2.2)%
                                                        ======         ======
    CONTINUING OPERATIONS

         NET SALES. Net sales for the three months ended March 31, 2001 increased by $1,605,000 (27.4%) to $7,465,000 as compared to $5,860,000 for the three months ended March 31, 2000.

         Net sales of our telecommunications products for the three months ended March 31, 2001 increased by $217,000 (6.1%) to $3,772,000, as compared to
$3,555,000 for the comparable period in 2000. Net sales of our U. S.-based telecom operation of CXR Telcom for the three months ended March 31, 2001 increased by $147,000 (11.2%) to $1,464,000, as compared to $1,317,000 for the comparable period in 2000. This increase was mainly due to the addition of $410,000 of net sales of T-Com products that more than offset a $263,000 decline in sales of our CXR HALCYON 700 series field test equipment. Both the CXR HALCYON 700 series field test equipment and the T-Com central office test equipment had lower than expected sales in the first quarter of 2001 primarily due to weak order entry in November and December 2000 and the fact that many of CXR Telcom's customers did not have their capital budgets released until late in February 2001. This led to a slow sales start in the first two months of the quarter for CXR Telcom. Sales of our telecom test equipment have since returned to a level more consistent with our expectations. Net sales of our transmission and original equipment manufactured test instruments by our French subsidiary, CXR, S.A., for the three months ended March 31, 2001 increased by $72,000 (3.1%) to $2,309,000, as compared to $2,237,000 for the comparable prior year period. This increase would have been larger if not for the decline in the value of the French Franc in relation to the value of the U.S. Dollar in the quarter ended March 31, 2001 as compared to their relative values for the quarter ended March 31, 2000. CXR, S. A. sales in CXR, S.A.'s functional currency, the French Franc, actually increased by 14.4%. However, due to the decline in the value of the French Franc in relation to the value of the U.S. Dollar, CXR S.A.'s sales show only a slight increase when measured in U.S. Dollars.

         Net sales of our electronic components for the three months ended March 31, 2001 increased by $1,388,000 (60.2%) to $3,693,000, as compared to
$2,305,000 for the comparable period in 2000, primarily due to an $873,000 increase in sales of power supplies manufactured by our U.K. subsidiary, XCEL Corporation Ltd. This increase in net sales was primarily due to an increase in deliveries of outstanding contracts and, to a lesser extent, to the acquisition of Belix Power Supply Ltd. in April 2000 which provided $193,000 of this increase. Also contributing to the increase in sales of our electronic components segment was XET Corporation's Digitran Division in Rancho Cucamonga, California, which increased its sales in the quarter ended March 31, 2001 by $480,000 (39.6%) to $1,692,000, as compared to $1,212,000 for the comparable prior year period. This increase was mainly due to shipments of digital switches under its contract with BAE Systems, Canada. Although shipments under this contract ended during the first quarter of 2001, we anticipate that higher revenues from our power conversion products will offset completion of our contract with BAE Systems, Canada.

         GROSS PROFIT. Gross profit as a percentage of total net sales increased to 41.7% for the three months ended March 31, 2001, as compared to 39.7% for the comparable period in 2000. In dollar terms, total gross profit increased by $789,000 (33.9%) to $3,115,000 for the three months ended March 31, 2001, as compared to $2,326,000 for the comparable period in 2000.

         Gross profit for our telecommunications segment increased in dollar terms by $37,000 (2.7%) to $1,388,000 for the three months ended March 31, 2001, as compared to $1,351,000 for the comparable period in 2000, and decreased as a percentage of net sales from 42.3% in 2000 to 36.8% in 2001. The decrease in gross profit as a percentage of net sales was due primarily to the addition of T-Com costs coupled with lower net sales of our CXR HALCYON 700 series test instruments in the first quarter of 2001 as compared to the first quarter of 2000.

         Gross profit for our electronic components segment increased in dollar terms by $752,000 (77.2%) to $1,727,000 for the three months ended March 31, 2001, as compared to $975,000 for the comparable period in 2000, and increased as a percentage of related net sales from 42.3% in 2000 to 46.8% in 2001. This increase was primarily the result of improved profit margins in connection with higher production volumes and a larger percentage of higher margin night vision switch sales by XET Corporation's Digitran Division. Also contributing to the increase in gross profit was increased production at XCEL Corporation Ltd. in the U.K. due to substantially higher sales.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $434,000 (20.2%) to $2,581,000 for the three months ended March 31, 2001, as compared to $2,147,000 for the comparable period in 2000. The increase in these expenses was primarily due to an increase in legal and accounting fees of $164,000 for various Securities and Exchange Commission filings, increases in administrative expenses related to the T-Com acquisition, increased legal fees related to the Belix acquisition, and increases in wages and group insurance costs of $217,000.

         ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses consist primarily of research and product development activities of our telecommunications segment. These expenses increased by $116,000 (47.7%) to $359,000 for the three months ended March 31, 2001, as compared to $243,000 for the comparable prior year period. The increase primarily was due to the addition of engineering staff and related costs at CXR Telcom reflecting the T-Com acquisition.

         OTHER INCOME AND EXPENSE. Interest expense was reduced slightly to $93,000 for the three months ended March 31, 2001 from $96,000 in the comparable period in 2000. Other income of $28,000 in the first quarter of 2001 declined from $96,000 in the first quarter of 2000 primarily due to a $43,000 gain on the sale of a fixed asset reported in the first quarter of 2000.

    DISCONTINUED OPERATIONS

         As a result of our decision to discontinue our last remaining material circuits subsidiary in October 2000, our circuits segment has been accounted for as discontinued operations. We reported a net loss from discontinued operations of $56,000 for the three months ended March 31, 2000. Net sales, gross profit and selling, general and administrative expenses for our circuits business for the three months ended March 31, 2000 were $628,000, $580,000 and $103,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended March 31, 2001, we funded our operations primarily through revenue generated from our operations and through our line of credit with Wells Fargo Business Credit, Inc. During the latter part of 1999, we embarked on a cost reduction program in an effort to improve our cash flow position and profitability. This program included a significant reduction in personnel, the downsizing and relocation of our corporate headquarters and the sale of investments we had in other companies. As described below, these cost measures, together with our line of credit, have had a positive impact on MicroTel.

         As of December 31, 2000 we had working capital of $2,780,000 and an accumulated deficit of $18,775,000. As of that date, we had $756,000 in cash and cash equivalents and $7,440,000 of accounts receivable. As of March 31, 2001 we had working capital of $2,688,000, an accumulated deficit of $18,672,000 and an accumulated other comprehensive loss of $953,000. As of that date, we had $368,000 in cash and cash equivalents and $6,876,000 of accounts receivable.

         Cash provided by our operating activities totaled $142,000 and $15,000 for the three months ended March 31, 2001 and 2000, respectively. This increase in cash provided by operations during the three months ended March 31, 2001 resulted primarily from a reduction in receivables and prepaid expenses, partially offset with a reduction in accounts payable and accrued expenses.

         Cash used in our investing activities totaled $5,000 for the three months ended March 31, 2001 as compared to cash provided by investing activities of $557,000 for the three months ended March 31, 2000. Included in the prior period's results is $520,000 from the sale of shares of common stock we held in Digital Transmission Systems, Inc.

         Cash used in financing activities totaled $339,000 for the three months ended March 31, 2001 as compared to cash used in financing activities $252,000 for the three months ended March 31, 2000, primarily due to the reduction in notes payable and long-term debt.

         On June 23, 2000, our credit facility with our previous lender, Congress Financial Corporation, or Congress Financial, expired while we were out of compliance with the adjusted net worth covenant of this facility. Congress Financial extended this facility through August 14, 2000. On August 16, 2000, our subsidiaries, CXR Telcom and XET Corporation, together with MicroTel acting as guarantor, obtained a credit facility from Wells Fargo Business Credit, Inc. This facility provides for a revolving loan of up to $3,000,000 secured by our inventory and accounts receivable and a term loan in the amount of $687,000 secured by our machinery and equipment. As a condition of extending this credit facility to our subsidiaries, Wells Fargo Business Credit, Inc. required our President and Chief Executive Officer, Carmine Oliva, to personally guaranty a portion of our indebtedness under the facility. On January 26, 2001, Mr. Oliva was released from this guaranty. The annual interest rate on both portions of the credit facility is the prime rate plus 2%. The facility contains a performance-based interest reduction feature. Based upon our 2000 financial performance, we obtained a reduction in the interest rate to the prime rate plus 1% effective April 1, 2001. The balance outstanding under this credit facility was $1,173,000 on March 31, 2001. There was $329,000 of additional borrowings available as of March 31, 2001. The credit facility expires on August 16, 2003. Our foreign subsidiaries have obtained credit facilities with Lloyds Bank in England, Banc National du Paris, Societe General and Banque Hervet in France and Johan Tokyo Credit Bank in Japan. The balances outstanding under our U.K. and France credit facilities were $1,607,000 and $655,000, respectively, on March 31, 2001.

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

LEGAL PROCEEDINGS

         There are no material legal proceedings pending against us (see Note 4 to the Consolidated Condensed Financial Statements included elsewhere in this report).

EFFECTS OF INFLATION

         The impact of inflation and changing prices has not been significant on the financial condition or results of operations of either us or our operating subsidiaries.

EURO CONVERSION

         Our operating subsidiaries located in France and the United Kingdom have combined net sales from operations approximating 54.6% of our total net sales for the three months ended March 31, 2001. Net sales from the French subsidiary participating in the Euro conversion were 30.9% of our net sales for the three months ended March 31, 2001. We continue to review the impact of the Euro conversion on our operations.

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

         We incurred significant net operating losses in each of the years ended December 31, 1999 and 1998 and incurred a net operating profit in the year ended December 31, 2000 and the three months ended March 31, 2001. We realized a net loss of approximately $4.6 million for the twelve months ended December 31, 1999, as compared to incurring a net loss of approximately $1.2 million for the twelve months ended December 31, 1998. For the twelve months ended December 31, 2000, we recorded net income of $1.0 million. For the three months ended March 31, 2001, we recorded net income of $107,000. Our accumulated deficit and accumulated other comprehensive loss through March 31, 2001 were approximately $18.7 million and $1.0 million, respectively, and as of that date we had a total stockholders' equity of approximately $5.7 million. Although we recently reported profitable operations, there is no assurance that we will continue to maintain profitable operations in the future. If we are unable to do so, there may be a material adverse effect on our cash flows, which could cause us to violate covenants under our credit facility and could impede our ability to raise capital through debt or equity financing to the extent we may need it for our continued operations or for planned expansion. Consequently, future losses may have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

FINANCIAL STATEMENTS OF OUR FOREIGN SUBSIDIARIES ARE PREPARED USING THE RELEVANT FOREIGN CURRENCY THAT MUST BE CONVERTED INTO UNITED STATES DOLLARS FOR INCLUSION IN OUR CONSOLIDATED FINANCIAL STATEMENTS. AS A RESULT, EXCHANGE RATE FLUCTUATIONS MAY ADVERSELY IMPACT OUR REPORTED RESULTS OF OPERATIONS.

         We have established and acquired international subsidiaries that prepare their balance sheets in the relevant foreign currency. In order to be included in our consolidated financial statements, these balance sheets are converted, at the then current exchange rate, into United States dollars, and the statements of operations are converted using weighted average exchange rates for the applicable period. Accordingly, fluctuations of the foreign currencies relative to the United States dollar could have an effect on our consolidated financial statements. Our exposure to fluctuations in currency exchange rates has increased as a result of the growth of our international subsidiaries. Sales of our products and services to customers located outside of the United States accounted for approximately 53% of our net sales for the year ended December 31, 2000 and approximately 57% of our net sales for the quarter ended March 31, 2001. We currently anticipate that foreign sales will account for a similar proportion of our net sales for the year ended December 31, 2001. However, because historically the majority of our currency exposure has related to financial statement translation rather than to particular transactions, we do not intend to enter into, nor have we historically entered into, forward currency contracts or hedging arrangements in an effort to mitigate our currency exposure.

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

OUR LACK OF LONG-TERM PURCHASE ORDERS OR COMMITMENTS MAY ADVERSELY AFFECT OUR BUSINESS IF DEMAND IS REDUCED.

         During the year ended December 31, 2000 and the quarter ended March 31, 2001, the sale of telecommunications equipment and related services accounted for approximately 56% and 51%, respectively, of our total sales, and the sale of electronic components accounted for approximately 44% and 49%, respectively, of our total sales. In many cases we have long-term contracts with our telecommunications and electronic components customers that cover the general terms and conditions of our relationships with them but that do not include long-term purchase orders or commitments. Rather, our customers issue purchase orders requesting the quantities of telecommunications equipment they desire to purchase from us, and if we are able and willing to fill those orders, then we fill them under the terms of the contracts. Accordingly, we cannot rely on long-term purchase orders or commitments to protect us from the negative financial effects of a reduced demand for our products that could result from a general economic downturn, from changes in the telecommunications and electronic components industries, including the entry of new competitors into the market, from the introduction by others of new or improved technology, from an unanticipated shift in the needs of our customers, or from other causes.

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

WE RELY HEAVILY ON OUR MANAGEMENT, AND THE LOSS OF THEIR SERVICES COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

         Our success is highly dependent upon the continued services of key members of our management, including our Chairman of the Board, President and Chief Executive Officer, Carmine T. Oliva, and our Executive Vice President, Graham Jefferies. Mr. Oliva co-founded XET Corporation and has developed personal contacts and other skills that we rely upon in connection with our financing, acquisition and general business strategies. Mr. Jefferies is a long-time employee of MicroTel who we have relied upon in connection with our United Kingdom acquisitions and who fulfills significant operational responsibilities in connection with our foreign operations. Consequently, the loss of Mr. Oliva, Mr. Jefferies or one or more other key members of management could have a material adverse effect on us. Although we have entered into employment agreements with several key employees, we have not entered into any employment agreement with any of our executive officers other than with Mr. Oliva and Mr. Jefferies. We maintain key-man life insurance on Mr. Oliva and Mr. Jefferies. However, we cannot assure you that we will be able to maintain this insurance in effect or that the coverage will be sufficient to compensate us for the loss of the services of Mr. Oliva or Mr. Jefferies.

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

BECAUSE WE MAY HAVE INADVERTENTLY FAILED TO COMPLY WITH THE FEDERAL TENDER OFFER RULES, WE COULD FACE SIGNIFICANT LIABILITIES WHICH, IN TURN, COULD ADVERSELY IMPACT OUR FINANCIAL CONDITION.

         During 1998 and 1999 we modified the terms of some of our outstanding warrants and the terms of our Series A Preferred Stock. These transactions may have been subject to the federal tender offer rules which would have required us to make filings with the Securities and Exchange Commission and to conduct our activities in a manner prescribed by the tender offer rules. We did not make any of these filings nor did we comply with the other requirements of the tender offer rules. Although we believe that our activities surrounding the modifications to our warrants and Series A Preferred Stock are not subject to the federal tender offer rules, the Securities and Exchange Commission, as well as those security holders who participated in the modification transactions, may disagree with us. If that were to happen, we may be subject to fines by the Securities and Exchange Commission and may be required by the Securities and Exchange Commission and/or the security holders to rescind the transactions. The dollar amount of any fines and the costs associated with rescission, including the related legal and accounting costs, are difficult for us to quantify, yet they could be significant. If they are significant, our financial condition would be adversely impacted.

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

OUR STOCK PRICE HAS BEEN VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS PURCHASING SHARES OFFERED BY THIS PROSPECTUS.

         The market prices of securities of technology-based companies, including electronics hardware companies, currently are highly volatile. The market price of our common stock has fluctuated significantly in the past. The market price of our common stock may continue to exhibit significant fluctuations in response to the following factors, many of which are beyond our control:

         o        variations in our quarterly operating results;
         o changes in market valuations of similar companies and stock market price and volume fluctuations generally;
         o economic conditions specific to the electronics hardware industry;
         o announcements by us or our competitors of new or enhanced products, technologies or services or significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;
         o        regulatory developments;
         o        additions or departures of key personnel; and
         o        future sales of our common stock or other securities.

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

WE MAY NEED ADDITIONAL CAPITAL IN THE FUTURE AND ADEQUATE FINANCING MAY NOT BE AVAILABLE TO US ON ACCEPTABLE TERMS, OR AT ALL. IF WE OBTAIN FINANCING THROUGH THE ISSUANCE OF EQUITY SECURITIES, FURTHER DILUTION TO EXISTING STOCKHOLDERS MAY RESULT. WE MAY BE REQUIRED TO OBTAIN FINANCING THROUGH ARRANGEMENTS THAT MAY REQUIRE US TO RELINQUISH RIGHTS OR CONTROL TO SOME OF OUR PROPRIETARY TECHNOLOGIES.

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

SHARES OF OUR COMMON STOCK ELIGIBLE OR TO BECOME ELIGIBLE FOR PUBLIC SALE COULD ADVERSELY AFFECT OUR STOCK PRICE AND MAKE IT DIFFICULT FOR US TO RAISE ADDITIONAL CAPITAL THROUGH SALES OF EQUITY SECURITIES.

         As of May 15, 2001, we had outstanding 20,570,415 shares of common stock, of which 20,352,915 shares were unrestricted or were eligible for resale without registration under Rule 144 of the Securities Act of 1933 and 217,500 shares were in the process of being registered for resale. As of May 15, 2001, we also had outstanding options, warrants and preferred stock that were exercisable for or convertible into 6,618,930 shares of common stock. Of these, 1,648,924 shares of common stock underlying options were registered for resale, 1,505,430 shares of common stock underlying warrants were in the process of being registered for resale, and 2,763,250 shares of common stock underlying preferred stock and 250,000 shares of common stock underlying warrants were entitled to be registered for resale. Sales of a substantial number of shares of our common stock in the public market, or the perception that sales could occur, could adversely affect the market price for our common stock. Any adverse effect on the market price for our common stock could make it difficult for us to sell equity securities at a time and at a price that we deem appropriate.

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

         A substantial portion of our notes payable and long-term debt have variable interest rates based on the prime interest rate and/or lender's base rate, which exposes us to risk of earnings loss due to changes in such interest rates.

         The following table provides information about our debt obligations that are sensitive to changes in interest rates. All dollars are in thousands. The symbol "P" represents the prime rate. The symbol "B" represents lender's base rate.

                                                                                                            FAIR
                                                                                                            VALUE
 LIABILITIES         2001       2002      2003      2004      2005     THEREAFTER         TOTAL           12/31/00
   -----------       ----       ----      ----      ----      ----     ----------        -----            --------
Line of Credit       $1,798                                                               $1,798           $1,798
(domestic)

Average Interest      P+ 2%
Rate

Line of Credit       $1,377                                                               $1,377           $1,377
(Foreign)

Average Interest     B+ 2.5%
Rate

Term Loan              $137      $137      $83        $8        $5                          $370            $370

Average Interest       P+ 2%     P+ 2%    P+ 2%     P+ 2%     P+ 2%
Rate


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         We are not a party to any material pending legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities
---------------------------------------

         None.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On January 16, 2001, we held a special meeting of stockholders. Our stockholders were asked:

         1. To consider and vote upon a proposal to approve an amendment to our certificate of incorporation to increase our authorized shares of common stock from 25,000,000 shares to 50,000,000 shares.

         2. To consider and vote upon a proposal to approve a 2000 Stock Option Plan, pursuant to which we may grant to key employees, officers, directors and consultants and employees of companies that do business with our company, options to purchase up to 2,000,000 shares of our common stock.

         3. To consider and vote upon a proposal to approve an amendment to our certificate of designations, preferences and rights of preferred stock relating to our Series A Preferred Stock.

         4. To ratify the appointment of BDO Seidman, LLP as our independent auditors for fiscal 2000.


         Results of the vote are as follows:

     Proposal               For              Against             Abstain           Not Voted          Total Voted
     --------               ---              -------             -------           ---------          -----------

       1                 15,964,573             695,944             33,933                   0         16,694,450

       2                 10,574,723           1,516,361             64,804           4,538,562         12,155,888

       3                 11,336,666             679,660            139,562           4,538,562         12,155,888

       4                 16,502,252             111,554             80,644                   0         16,694,450


ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits
         ---  --------

         3.1 Certificate of Amendment of Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on January 22, 2001 (1)

         3.2 Certificate of Amendment of Certificate of Designation of the Registrant as filed with the Delaware Secretary of State on January 22, 2001 (1)

         10.1 Employment Agreement dated as of January 1, 2001 between the Registrant and Carmine T. Oliva (#) (1)

---------
(#) Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit.
(1) Incorporated by reference to the Registrant's annual report on Form 10-K for the year ended December 31, 2000 (File No. 1-10346)

         (b)  Reports on Form 8-K
         ---  -------------------

              None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MICROTEL INTERNATIONAL, INC.

Dated: May 21, 2001             By: /S/ CARMINE T. OLIVA
                                   ---------------------------------------------
                                    Carmine T. Oliva, Chairman of the Board,
                                    Chief Executive Officer (principal executive
                                    officer) and President

                                By: /S/ RANDOLPH D. FOOTE
                                   ---------------------------------------------
                                   Randolph D. Foote, Chief Financial Officer
                                   (principal financial and accounting officer)