Form 10-K/A
period 2000-12-31
MICROTEL INTERNATIONAL INC
filed 2001-05-25
CIK 854852

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 2 TO
                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by nonaffiliates of the registrant computed by reference to the closing price of such stock, was approximately $9,624,920 at May 15, 2001.

         The number of shares of the registrant's common stock, $.0033 par value, outstanding as of May 15, 2001 was 20,570,415.

         DOCUMENTS INCORPORATED BY REFERENCE: None.

================================================================================

                                           PART I
                                                                                        PAGE
ITEM 1.    BUSINESS.................................................................      3

ITEM 2.    PROPERTIES...............................................................     22

ITEM 3.    LEGAL PROCEEDINGS........................................................     23

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................     23

                                           PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS....     24

ITEM 6.    SELECTED FINANCIAL DATA..................................................     26

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS....................................................     27

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...............     46

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............................     46

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE.....................................................     46

                                          PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......................     47

ITEM 11.   EXECUTIVE COMPENSATION...................................................     49

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...........     60

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........................     62

                                           PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..........     68

           INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE...........    F-1

           INDEX TO EXHIBITS........................................................     69

           SIGNATURES...............................................................     74

           EXHIBITS FILED WITH THIS REPORT..........................................     75

                                             2

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

         On March 26, 1997 we acquired our third present direct wholly-owned operating subsidiary, XET Corporation (formerly, XIT Corporation). XET Corporation was a private, closely-held New Jersey corporation that was formed in 1983 and had been operating in the United States, England and Japan as a designer, manufacturer and marketer of information display and input products and printed circuit boards for the international telecommunications, medical, industrial, military and aerospace markets.

         Our acquisition of XET Corporation occurred in the form of a merger of a newly formed and wholly-owned subsidiary of MicroTel with and into XET Corporation. The merger involved an exchange by the former shareholders of XET Corporation of all of the outstanding shares of XET Corporation for newly issued shares of MicroTel representing a majority ownership interest in MicroTel. Because the merger resulted in a change in control of MicroTel, the merger was accounted for as a reverse acquisition, and historical financial information of XET Corporation is used as the historical financial information of MicroTel.

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

         In October 2000, we decided to discontinue our circuits segment. On November 28, 2000, we sold XCEL Etch Tek, which was our only remaining material circuit board business and was a division of XET Corporation. We intend to retain our Monrovia, California circuit board manufacturing facility as a small captive supplier of circuit boards to XET Corporation's Digitran Division in our electronic components segment.

         Consequently, through our three direct wholly-owned operating subsidiaries, XET Corporation, CXR Telcom Corporation and CXR, S.A., and through the divisions and subsidiaries of our subsidiaries, we presently design, manufacture, assemble, and market products and services in the following two business segments:

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

         The Digitran Division of our subsidiary XET Corporation, which was acquired by XET Corporation from Becton Dickinson in 1985, has been manufacturing digital switches since the division was formed in the 1960s. XCEL Power Systems Ltd., a subsidiary of our subsidiary XCEL Corporation Ltd., has been manufacturing electronic power supplies since 1989.

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

                                                                YEAR ENDED DECEMBER 31,
         SEGMENT AND PRODUCT TYPE                           2000         1999          1998
         ------------------------                           ----         ----          ----
         Telecommunications

            Test Instruments                               28.2%        19.2%         26.7%

            Transmission and Network Access Products       26.2%        39.3%         29.9%

            Other Products and Services                     1.5%         1.9%          1.7%
                                                         -----------------------------------

                                                           55.9%        60.4%         58.3%
                                                         -----------------------------------
         Electronic Components

            Digital Switches                               28.6%        20.5%         21.6%

            Electronic Power Supplies                      14.8%        15.8%         14.2%

            Other Products and Services                     0.7%         3.3%          5.9%
                                                         -----------------------------------

                                                           44.1%        39.6%         41.7%
                                                         -----------------------------------

                                                          100.0%       100.0%        100.0%
                                                         ===================================

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

              PRODUCT NAME                     KEY USES, FEATURES AND FUNCTIONS

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

         DIGITAL SWITCHES

         XET Corporation's Digitran Division, based in Rancho Cucamonga, California, manufactures, assembles and sells digital switch products serving aerospace, military and industrial applications. Digital switches are manually operated electromechanical devices used for routing electronic signals. Thumbwheel, push button and lever actuated modules, together with assemblies comprised of multiple modules, are manufactured in 16 different model families. The Digitran Division also offers a wide variety of custom keypads and digital switches for unique applications.

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

         ELECTRONIC COMPONENTS

         We market and sell our electronic components through XET Corporation's Digitran Division, based in Rancho Cucamonga, California, XCEL Corporation Ltd., a wholly-owned subsidiary of XET Corporation based in England, XCEL Power Systems, Ltd., a wholly-owned subsidiary of XCEL Corporation Ltd. based in England, and XCEL Japan, Ltd., a wholly-owned subsidiary of XET Corporation based in Japan. In some European countries and the Pacific Rim, these products are sold through a combination of direct sales and through third-party distributors.

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


       BUSINESS UNIT                                        LOCATION                       FUNCTION
       -------------                                        --------                       --------
MicroTel International, Inc.                       Rancho Cucamonga, California       Administrative
(corporate headquarters)

XET Corporation/Digitran                           Rancho Cucamonga, California       Manufacturing
(electronic components)                            Monrovia, California

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

         In December 1996, XET Corporation acquired a 50% interest in Capital Source Partners, a California general partnership that owned a 63,000 square-foot facility in Ontario, California. Our corporate headquarters and XET Corporation and its Digitran Division operated from that facility from September 1990 through November 1999. To reduce our utility and monthly rental expenses, we relocated our headquarters to a 5,400 square foot office suite and relocated the Digitran Division's electronic components manufacturing operations to a 15,745 square foot manufacturing facility, which office suite and manufacturing facility are located within approximately one mile of each other in the City of Rancho Cucamonga, California. The lease on the manufacturing facility expires in

November 2004, and the lease on the headquarters facility expires in October 2002. Concurrent with the relocation, XET Corporation sold its interest in Capital Source Partners in exchange for assumption of our rent debt of $152,000, $75,000 in cash and forgiveness of some other debt of approximately $17,000. The sale also included a provision to release us from our future lease obligations consisting of seven remaining years and approximately $3,000,000 of future lease payments regarding the property. As part of the mutual release, we relinquished our claim on a $51,000 deposit and a $115,000 note receivable from the lessor.

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

                                                            PRICE RANGE
                                                        LOW             HIGH
                                                        ---             ----
1998:
First Quarter (January 1 - March 31).............      $ .875          $ 1.625
Second Quarter (April 1 - June 30)...............        .75             1.28125
Third Quarter (July 1 - September 30)............        .4375           1.00
Fourth Quarter (October 1 - December 31).........        .375             .84375

1999:
First Quarter....................................        .375            1.125
Second Quarter...................................        .1875            .5625
Third Quarter....................................        .18              .40
Fourth Quarter...................................        .16              .44

2000:
First Quarter....................................        .42             2.8125
Second Quarter...................................        .4375           1.25
Third Quarter....................................        .4375            .8438
Fourth Quarter...................................        .20              .56

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

                                                          THREE
                                               YEAR       MONTHS
                                               ENDED      ENDED
                                             SEPT. 30,    DEC. 31,             YEARS ENDED DECEMBER 31,
                                             ---------   ---------   ---------------------------------------------
                                                1996        1996        1997        1998        1999        2000
                                             ---------   ---------   ---------   ---------   ---------   ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME DATA:

Net sales ................................   $ 14,270    $  3,100    $ 27,251    $ 30,100    $ 25,913    $ 28,050
Cost of sales ............................      9,442       2,332      18,069      17,353      17,066      15,529
                                             ---------   ---------   ---------   ---------   ---------   ---------
Gross profit .............................      4,828         768       9,182      12,747       8,847      12,521
Selling, general and administrative

   expenses ..............................      3,426       1,045       8,608      10,202      10,584       9,827
Engineering and product development
   expenses ..............................         --          --       1,797       2,202       1,841       1,167
Write-down of goodwill ...................         --          --       5,693          --          --          --
                                             ---------   ---------   ---------   ---------   ---------   ---------
Income (loss) from operations ............      1,402        (277)     (6,916)        343      (3,578)      1,527
Total other income (expense) .............        304          49        (627)       (804)       (492)        207
                                             ---------   ---------   ---------   ---------   ---------   ---------
Income (loss) from continuing operations
   before income taxes ...................      1,706        (228)     (7,543)       (461)     (4,070)      1,734
Income tax expense .......................         20          30          97         101         128          31
                                             ---------   ---------   ---------   ---------   ---------   ---------
Income (loss) from continuing operations .      1,686        (258)     (7,640)       (562)     (4,198)      1,703
Discontinued operations:
   Loss from operations of
      discontinued segment ...............       (603)       (647)     (2,053)     (1,203)       (847)       (212)
   Gain (loss) on disposal of discontinued
      segment including provision for phase
      out period of $122 in 2000 .........         --          --          --         580         449        (487)
                                             ---------   ---------   ---------   ---------   ---------   ---------
Net income (loss) ........................   $  1,083    $   (905)   $ (9,693)   $ (1,185)   $ (4,596)   $  1,004
   Foreign currency translation adjustment   $    (89)   $    126    $   (260)   $    206    $   (325)   $   (505)
                                             ---------   ---------   ---------   ---------   ---------   ---------
Total comprehensive income (loss) ........   $    994    $   (779)   $ (9,953)   $   (979)   $ (4,921)   $    499
                                             =========   =========   =========   =========   =========   =========
Basic earnings (loss) per share from
   continuing operations .................   $   0.27    $  (0.05)   $  (0.76)   $  (0.05)   $  (0.26)   $   0.09
Diluted earnings (loss) per share from
   continuing operations .................   $   0.27    $  (0.05)   $  (0.76)   $  (0.05)   $  (0.26)   $   0.07
Basic earnings (loss) per share from
   discontinued operations ...............   $  (0.10)   $  (0.10)   $  (0.20)   $  (0.05)   $  (0.02)   $  (0.04)
Diluted earnings (loss) per share from
   discontinued operations ...............   $  (0.10)   $  (0.10)   $  (0.20)   $  (0.05)   $  (0.02)   $  (0.03)
Basic earnings (loss) per share ..........   $   0.17    $  (0.15)   $  (0.96)   $  (0.10)   $  (0.28)   $   0.05
Diluted earnings (loss) per share ........   $   0.17    $  (0.15)   $  (0.96)   $  (0.10)   $  (0.28)   $   0.04
Weighted average shares outstanding, basic      5,841       6,064      10,137      11,952      16,638      19,504
Weighted average shares outstanding,
    diluted ..............................      5,841       6,064      10,137      11,952      16,638      23,027

                                                        26

                                            SEPT. 30,                 DECEMBER 31,
                                            ---------   --------------------------------------------
                                              1996      1996      1997      1998      1999      2000
                                              ----      ----      ----      ----      ----      ----
BALANCE SHEET DATA:                                               (IN THOUSANDS)
  Cash and cash equivalents ............   $   492   $   574   $ 1,571   $   450   $   480   $   756
  Working capital ......................     3,911     3,554     4,625     4,999     1,080     2,780
  Total assets .........................    12,870    12,316    20,129    20,352    16,489    19,484
  Long-term debt, net of current portion     1,755     2,019     2,012     1,175       143       282
  Stockholders' equity .................     5,486     4,753     6,011     5,482     3,801     5,807
  Convertible redeemable preferred stock        --        --         1     1,516       588       259

         No cash dividends on our common stock were declared during any of the periods presented above. Shares outstanding and earnings (loss) per share have been restated to give effect to the recapitalization of XET Corporation (the accounting acquirer) in the reverse acquisition of MicroTel International, Inc. by XET Corporation on March 26, 1997.

         The historical financial data above for periods prior to the merger is that of XET Corporation. In conjunction with the reverse acquisition accounting treatment, XET Corporation changed its fiscal year end from September 30 to December 31 to adopt the fiscal year end of MicroTel International, Inc. The three-month period ended December 31, 1996 represents the "transition" period between XET Corporation's fiscal year ended September 30, 1996 and the beginning of its new fiscal year on January 1, 1997.

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

         In October 2000, we decided to discontinue our circuits segment. On November 28, 2000, we sold XCEL Etch Tek, which was our only remaining material circuit board business and was a division of our wholly-owned subsidiary, XET Corporation. We intend to retain our Monrovia, California circuit board manufacturing facility as a captive supplier of circuit boards to XET Corporation's Digitran Division in our electronic components segment.

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of total net sales.

                                                                    YEARS ENDED DECEMBER 31,
                                                                    ------------------------
                                                                1998          1999          2000
                                                                ----          ----          ----
Net sales.................................................     100.0%        100.0%        100.0%
Cost of sales.............................................      57.7          65.9          55.4
                                                               -------       -------       -------
Gross profit..............................................      42.3          34.1          44.6
Selling, general and administrative expenses..............      33.9          40.8          35.0
Engineering and product development expenses..............       7.3           7.1           4.2
                                                               -------       -------       -------
Operating income (loss)...................................       1.1         (13.8)          5.4
Interest expense..........................................      (2.2)         (1.6)         (1.5)
Other income (expense)....................................      (0.4)         (0.3)          2.3
                                                               -------       -------       -------
Income (loss) from continuing operations
  before income taxes.....................................      (1.5)        (15.7)          6.2
Income taxes..............................................       0.4           0.5           0.1
                                                               -------       -------       -------
Income (loss) from continuing operations..................      (1.9)        (16.2)          6.1
Loss from discontinued operations.........................      (4.0)         (3.2)         (0.8)
Gain (loss) on disposal of discontinued segment...........       1.9           1.7          (1.7)
                                                               -------       -------       -------
Net income (loss).........................................      (3.9)%       (17.7)%         3.6%
                                                               =======       =======       =======

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

         Net sales of electronic components for 2000 increased by $2,145,000 (20.9%) to $12,392,000 as compared to $10,247,000 for 1999. This increase was primarily due to an increase in digital switch sales of XET Corporation's Digitran Division of $2,905,000 (63%) for 2000 to $7,508,000 from $4,603,000 for
1999. Contributing to this increase was a large order for switches placed by BAE Systems of Canada, which accounted for $1,656,000 of net sales in 2000. Sales under our contract with BAE Systems Canada, Inc. ended during the first quarter of 2001. This increase was offset by the termination of our subsystem assembly business that accounted for $670,000 of sales in 1999.

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

         Gross profit of our electronic components segment increased in total dollar terms by $2,382,000 (65.6%) to $6,013,000 for 2000 from $3,631,000 in
1999 and increased as a percentage of related net sales from 35.2% in 1999 to 48.5% in 2000. The increase in gross profit margin in 2000 as compared to 1999 was primarily due to improved profit margins in connection with sales made by XET Corporation which resulted from manufacturing efficiencies, reduced overhead in connection with the move from the Ontario facility to our Rancho Cucamonga facility, higher production volumes and a larger percentage of higher margin night vision switches. These increases were slightly offset by a decline in profit margin of sales of our U. K. subsidiary due to lower sales volumes.

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

         DISCONTINUED OPERATIONS

         As a result of our decision in October 2000 to discontinue our last remaining material circuits business, which operated as the XCEL Etch Tek Division of our XET Corporation subsidiary, our circuits segment has been accounted for as discontinued operations. We reported a net loss from discontinued operations of $699,000 for 2000 as compared to a net loss of $398,000 for 1999. The 2000 net loss included a loss of $487,000 from the disposal of our discontinued operations, including $122,000 for phase out period as compared to a gain of $449,000 for 1999 relating to the sale of HyComp, Inc., a subsidiary in our circuits segment and the separate sale of its corporate shell.

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

         Net sales of electronic components decreased by $2,321,000 (18.5%) to $10,247,000 for 1999 as compared to $12,568,000 for 1998 primarily due to the discontinuance of our XCEL-Lite products, which represented no sales in 1999 as compared to sales of $576,000 in 1998, the discontinuance of low margin subsystem assembly business, which represented sales of $607,000 in 1999 as compared to $1,069,000 in 1998, a $1,199,000 decline in sales of our digital switches. We believe that the reduction in digital switch sales in 1999 as compared to 1998 was at least partially due to a preannounced price increase effective in early 1999 that caused some customers to purchase switches in 1998 rather than in 1999 in order to avoid the 1999 price increase.

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

         On June 23, 2000, our credit facility with Congress Financial expired while we were out of compliance with the adjusted net worth covenant of this facility. Congress Financial extended this facility through August 14, 2000. On August 16, 2000, our subsidiaries, CXR Telcom and XET Corporation, together with MicroTel acting as guarantor, obtained a credit facility from Wells Fargo Business Credit, Inc. This facility provides for a revolving loan of up to $3,000,000 secured by our inventory and accounts receivable and a term loan in the amount of $687,000 secured by our machinery and equipment. As a condition of extending this credit facility to our subsidiaries, Wells Fargo Business Credit, Inc. required our President and Chief Executive Officer, Carmine Oliva, to personally guaranty a portion of our indebtedness under the facility. On January 26, 2001, Mr. Oliva was released from this guaranty. The annual interest rate on both portions of the credit facility is the prime rate plus 2%. The facility contains a performance-based interest reduction feature. Based upon our 2000 financial performance, we will obtain a reduction in the interest rate to the prime rate plus 1% upon completion of the audit of our financial statements for the year ended December 31, 2000. The terms of the credit facility provide for a reduction in the interest rate to the prime rate plus 1.5% if the consolidated net income of XET Corporation and CXR Telcom exceeds $250,000 for the year ended December 31, 2000 or the prime rate plus 1% if the consolidated net income of XET Corporation and CXR Telcom exceeds $500,000 for the year ended December 31, 2000. The balance outstanding under this credit facility was $1,798,000 on December 31, 2000. There was $1,202,000 of additional borrowings available as of December 31, 2000. The credit facility expires on August 16, 2003. Our foreign subsidiaries have obtained credit facilities with Lloyds Bank in England, Banc National du Paris, Societe General and Banque Hervet in France and Johan Tokyo Credit Bank in Japan. The balances outstanding under our U.K. and France credit facilities were $1,377,000 and $486,000, respectively, on December 31, 2000.

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

CONSOLIDATED STATEMENTS OF OPERATIONS
  AND COMPREHENSIVE INCOME DATA                                            QUARTER ENDED
                                 ---------------------------------------------------------------------------------------------------
                                  MAR 31,     JUNE 30,     SEPT 30,      DEC 31,      MAR 31,     JUNE 30,     SEPT 30,     DEC. 31,
                                   1999         1999         1999         1999         2000         2000         2000         2000
                                 --------     --------     --------     --------     --------     --------     --------     --------
                                                                       (IN THOUSANDS)
Net sales ..................     $ 6,677      $ 6,319      $ 6,448      $ 6,469      $ 5,860      $ 6,828      $ 6,871      $ 8,491
Cost of sales ..............       4,127        3,938        4,203        4,798        3,534        4,032        3,080        4,883
                                 --------     --------     --------     --------     --------     --------     --------     --------
Gross profit ...............       2,550        2,381        2,245        1,671        2,326        2,796        3,791        3,608
Selling, general and
  administrative expenses ..       3,408        2,687        2,385        2,104        2,147        2,248        2,431        3,001
Engineering and product
  development expenses .....         526          477          459          379          243          253          277          394
                                 --------     --------     --------     --------     --------     --------     --------     --------
Income (loss) from
  operations ...............      (1,384)        (783)        (599)        (812)         (64)         295        1,083          213
Other income (expenses),
  net ......................         379          164         (150)        (885)          --           10           51          146
                                 --------     --------     --------     --------     --------     --------     --------     --------
Income (loss) from
  continuing operations
  before income taxes ......      (1,005)        (619)        (749)      (1,697)         (64)         305        1,134          359
Income tax expense .........           8            5           12          103            7            4            2           18
                                 --------     --------     --------     --------     --------     --------     --------     --------
Income (loss) from
  continuing operations ....      (1,013)        (624)        (761)      (1,800)         (71)         301        1,132          341
Discontinued operations:
   Income (loss) from
     operations of
     discontinued segment ..        (293)        (290)        (273)           9          (56)         (95)         (68)           7
   Gain (loss) on disposal
     of discontinued segment         331           --           --          118           --           --         (634)         147
                                 --------     --------     --------     --------     --------     --------     --------     --------
Net income (loss) ..........     $  (975)     $  (914)     $(1,034)     $(1,673)     $  (127)     $   206      $   430      $   495
Other comprehensive
     gain (loss),  net .....        (263)        (161)         244         (145)         296         (436)        (295)         (70)
                                 --------     --------     --------     --------     --------     --------     --------     --------
Total comprehensive gain
  (loss) ...................     $(1,238)     $(1,075)     $  (790)     $(1,818)     $   169      $  (230)     $   135      $   425
                                 ========     ========     ========     ========     ========     ========     ========     ========
Basic earnings (loss) per
  share from continuing
  operations................       (0.07)       (0.04)       (0.05)       (0.10)       (0.01)        0.02         0.06         0.02
Diluted earnings (loss) per
  share from continuing
  operations................       (0.07)       (0.04)       (0.05)       (0.10)       (0.01)        0.02         0.05         0.01
Basic earnings (loss) per
  share from discontinued
  operations ...............       (0.00)       (0.02)       (0.01)        0.01        (0.00)       (0.01)       (0.04)        0.01
Diluted earnings (loss) per
  share from discontinued
  operations ...............       (0.00)       (0.02)       (0.01)        0.01        (0.00)       (0.01)       (0.03)        0.01
Basic earnings (loss) per
  share ....................       (0.07)       (0.06)       (0.06)       (0.09)       (0.01)        0.01         0.02         0.03
Diluted earnings (loss) per
  shares ...................       (0.07)       (0.06)       (0.06)       (0.09)       (0.01)        0.01         0.02         0.02

                                                                              36

The following table sets forth a portion of the above unaudited information as a percentage of net sales.

CONSOLIDATED STATEMENTS OF OPERATIONS
  AND COMPREHENSIVE INCOME DATA                                            QUARTER ENDED
                                 ---------------------------------------------------------------------------------------------------
                                  MAR 31,     JUNE 30,     SEPT 30,      DEC 31,      MAR 31,     JUNE 30,     SEPT 30,     DEC. 31,
                                   1999         1999         1999         1999         2000         2000         2000         2000
                                 --------     --------     --------     --------     --------     --------     --------     --------
                                                                       (IN THOUSANDS)
Net sales...................         100%         100%         100%         100%         100%         100%         100%         100%
Cost of sales...............          62           62           65           74           60           59           45           58
                                 --------     --------     --------     --------     --------     --------     --------     --------
Gross profit................          38           38           35           26           40           41           55           42
Selling, general and
  administrative expenses...          51           43           37           33           37           33           35           35
Engineering and product
  development expenses......           8            7            7            6            4            4            4            5
                                 --------     --------     --------     --------     --------     --------     --------     --------
Income (loss) from operations        (21)         (12)          (9)         (13)          (1)           4           16            2
Other income (expenses),  net          6            2           (3)         (13)          --           --            1            2
                                 --------     --------     --------     --------     --------     --------     --------     --------
Income (loss) from continuing
  operations before income
  taxes.....................         (15)         (10)         (12)         (26)          (1)           4           17            4
Income tax expense..........          --           --           --            2           --           --           --           --
                                 --------     --------     --------     --------     --------     --------     --------     --------
Income (loss) from continuing
  operations................         (15)         (10)         (12)         (28)          (1)           4           17            4
Discontinued operations:
   Loss from operations of
     discontinued segment......       (5)          (5)          (4)          --           (1)          (1)          (2)          --
   Gain (loss) on disposal of
     discontinued segment......        5           --           --            2           --           --           (9)           2
                                 --------     --------     --------     --------     --------     --------     --------     --------
Net income (loss)...........         (15)         (15)         (16)         (26)          (2)           3            6            6
Other comprehensive
   gain (loss),  net........          (4)          (2)           4           (2)           5           (6)          (4)          (1)
                                 --------     --------     --------     --------     --------     --------     --------     --------
Total comprehensive gain (loss)      (19)         (17)         (12)         (28)           3           (3)           2            5
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

         Net sales from continuing operations for the quarter ended September 30, 1999 declined $1,404,000 (17.9%) to $6,448,000 from $7,852,000 for the quarter ended September 30, 1998. The primary reason for the reduction in net sales was the reduced sales of our older CXR 5200 series telecommunications test sets that we were in the process of replacing with our new CXR HALCYON 700 series of equipment because the older models were not computer compatible and were larger and heavier than the new models. Sales of our older models, which declined to $13,000 during the quarter ended September 30, 1999, declined at a faster rate than the increase in sales of our new models, which sales totaled $758,000 during the quarter ended September 30, 1999. A loss of $761,000 from continuing operations was incurred in the third quarter of 1999.

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

         Net sales from continuing operations for the quarter ended September 30, 2000 increased by $423,000 (6.6%) to $6,871,000 from $6,448,000 for the quarter ended September 30, 1999. Our electronic components segment provided an increase of $858,000 primarily due to a large order for digital switches from BAE Systems, Canada which accounted for $504,000 of this increase. The increase in sales of our electronic component segment was offset by a $435,000 decrease in sales of our telecommunications segment mainly due to lower sales reported by our facility in France which resulted from late approvals of the capital budgets of some of its customers. Gross margins improved to 55% in the third quarter of 2000 from 34.8% in the third quarter of 1999. Contributing to the gross profit increase was the high gross profit generated by the assets of T-Com that were newly acquired for our telecommunications segment. In addition, efficiencies due to the relocation of our Digitran Division of XET Corporation improved overall margins in our electronic components segment. These improvements in operating performance contributed to income from continuing operations of $1,132,000 for the quarter ended September 30, 2000 as compared to a loss from continuing operations of $761,000 for the quarter ended September 30, 1999. The $1,132,000 income for the quarter ended September 30, 2000 includes $197,000 from the sale of Wi-LAN, Inc. stock and $237,000 income contributed by T-Com, which was acquired as of August 2000.

         During the quarter ended September 30, 2000 we sold XCEL Etch Tek, the last of our former circuits segment operations, and we reported the $634,000 loss on the sale of XCEL Etch Tek and the $68,000 operating losses of XCEL Etch Tek as losses from discontinued operations.

         Net sales from continuing operations for the three month period ended December 31, 2000 increased $2,022,000 (31.3%) to $8,491,000 as compared to
$6,469,000 for the quarter ended December 31, 1999. The primary reasons for this increase were $717,000 of sales due to the acquisition of T-Com and a $1,097,000 increase in digital switch sales. Gross profit, as a percentage of net sales, increased from 25.8% for the quarter ended December 31, 1999 to 42.5% for the quarter ended December 31, 2000 primarily due to higher volumes, reduced overhead in connection with the move from the Ontario facility to the Rancho Cucamonga facility and a larger percentage of higher margin night vision switches. Gross margins declined to 42% in the fourth quarter of 2000 from 55% in the third quarter of 2000. This reduction in gross margins was primarily due to lower margins for our U.S.-based telecommunications equipment resulting from our use of more costly contract manufactured circuit boards rather than circuit boards that we previously assembled in-house. In addition to increased circuit board costs, the cost of lost demo inventory and obsolete inventory contributed to reduced gross margins. Also, the reduction in sales of U.S. telecommunications test equipment from $2,086,000 during the third quarter to $1,746,000 during the fourth quarter adversely affected gross margins due to overhead expenses being applied to less units. Costs associated with the integration of the T-Com acquisition and associated manufacturing consolidation temporarily reduced efficiency and also was a factor in reducing gross margins during the fourth quarter. Operating expenses increased to $3,001,000 during the quarter ended December 31, 2000 as compared to $2,104,000 for the quarter ended December 31, 2000 primarily due to higher legal and accounting fees and higher expenses associated with the T-Com acquisition.

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

         A substantial portion of our notes payable and long-term debt have variable interest rates based on the prime interest rate and/or the lender's base rate, which exposes us to risk of earnings loss due to changes in such interest rates. The following table provides information about our debt obligations that are sensitive to changes in interest rates. Debt obligations with fixed interest rates are not included as substantially all of such debt is due in 2001. Accordingly, such debt does not expose us to significant interest rate risk. All dollars are in thousands. The symbol "P" represents the prime rate. The symbol "B" represents lender's base rate.

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

         CARMINE T. OLIVA has been Chairman of the Board, President and Chief Executive Officer and a Class III director of MicroTel since March 26, 1997 and of our subsidiary, XET Corporation, since he founded XET Corporation in 1983. Mr. Oliva is Chairman of the Board of XCEL Corporation Ltd since 1985, Chairman and Chief Executive Officer of CXR Telcom Corporation since March 1997 and Chairman of CXR S.A. since March 1997. From January 1999 to January 2000, Mr. Oliva served as a director of Digital Transmission Systems Inc. (DTSX), a publicly held company, based in Norcross, Georgia. From 1980 to 1983, Mr. Oliva was Senior Vice President and General Manager, ITT Asia Pacific Inc. Prior to holding that position, Mr. Oliva held a number of executive positions with ITT Corporation and its subsidiaries over an eleven-year period. Mr. Oliva attained the rank of Captain in the United States Army and is a veteran of the Vietnam War. Mr. Oliva earned a B.A. degree in Social Studies/Business from Seton Hall University in 1964 and an M.B.A. degree in Business from The Ohio State University in 1966.

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

         RANDOLPH D. FOOTE was appointed as our Senior Vice President and Chief Financial Officer on October 4, 1999. Mr. Foote has been Vice President and Chief Financial Officer of CXR Telcom Corporation and XET Corporation since March 2000 and has been Chief Financial Officer of CXR Anderson Jacobson Inc., a California corporation that is a subsidiary of CXR, S.A., since February 2000. Mr. Foote was the Corporate Controller of Unit Instruments, Inc., a publicly traded semiconductor equipment manufacturer, from October 1995 to May 1999. From March 1985 to October 1995, Mr. Foote was the Director of Tax and Financial Reporting at Optical Radiation Corporation, a publicly traded company that designed and manufactured products using advanced optical technology. Prior to 1985, Mr. Foote held positions with Western Gear Corporation and Bucyrus Erie Company, which were both publicly traded companies. Mr. Foote earned a B.S. degree in Business Management from California State Polytechnic University, Pomona in 1973 and an M.B.A. degree in Tax/Business from Golden Gate University in 1979.

         ROBERT B. RUNYON was elected as a Class III director and appointed as our Secretary on March 26, 1997. He has been the owner and principal of Runyon and Associates, a human resources and business advisory firm, since December 1987. He has acted as Senior Vice President of Sub Hydro Dynamics Inc., a privately held marine services company based in Hilton Head, South Carolina, since September 1995. Prior to our merger with XET Corporation, Mr. Runyon served XET Corporation both as a director since August 1983 and as a consultant in the areas of strategy development and business planning, organization, human resources and administrative systems. He also consults for companies in environmental products, marine propulsion systems and architectural services sectors in these same areas. From 1970 to 1978, Mr. Runyon held various executive positions with ITT Corporation, including Vice President, Administration of ITT Grinnell, a manufacturing subsidiary of ITT. From 1963 to 1970, Mr. Runyon held executive positions at BP Oil including Vice President, Corporate Planning and Administration of BP Oil Corporation, and director, organization and personnel for its predecessor, Sinclair Oil Corporation. Mr. Runyon was Executive Vice President, Human Resources at the Great Atlantic & Pacific Tea Company from 1978 to 1980. Mr. Runyon earned a B.S. degree in Economics/Industrial Management from University of Pennsylvania in 1950.

         LAURENCE P. FINNEGAN, JR. was elected as a Class II director on March 26, 1997. In addition to being a director of XET Corporation from 1985 to March 1997, Mr. Finnegan was XET Corporation's Chief Financial Officer from 1994 to 1997. Mr. Finnegan has held positions with ITT (1970-74) as controller of several divisions, Narco Scientific (1974-1983) as Vice President Finance, Chief Financial Officer and Executive Vice President, and Fischer & Porter (1986-1994) as Senior Vice President, Chief Financial Officer and Treasurer. Since August 1995, he has been a principal of GwynnAllen Partners, Bethlehem, Pennsylvania, an executive management consulting firm. Since December 1996, Mr. Finnegan has been President of GA Pipe, Inc., a manufacturing company based in Langhorne, Pennsylvania. Since September 1997, Mr. Finnegan has been Vice President Finance and Chief Financial Officer of QuestOne Decision Sciences, an efficiency consulting firm based in Pennsylvania. Mr. Finnegan earned a B.S. degree in Accounting from St. Joseph's University in 1961.

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

ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION OF EXECUTIVE OFFICERS

         The following table sets forth information concerning compensation paid to our Chief Executive Officer and each of our other executive officers who received an annual salary and bonus of more than $100,000 for services rendered to us during the years ended December 31, 2000, 1999 and 1998:

                                          SUMMARY COMPENSATION TABLE
                                                                                  LONG-TERM
                                                                                 COMPENSATION
                                                                                    AWARD
                                                                                    -----
                                                     ANNUAL COMPENSATION         SECURITIES
                                                     -------------------         UNDERLYING       ALL OTHER
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

--------------
(1) Based on the last reported sale price of our common stock of $.2969 per share on December 29, 2000 (the last trading day during fiscal 2000) as reported on the OTB Bulletin Board, less the exercise price of the options.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

         CARMINE T. OLIVA

         Under an employment agreement dated January 1, 1996, Carmine T. Oliva was employed as Chairman, President and Chief Executive Officer of XET Corporation for a term of five years at an annual salary of $250,000. In July 1996, Mr. Oliva voluntarily agreed to abate a portion of his annual salary in connection with XET Corporation's salary abatement program then in effect. On May 6, 1997, our board of directors voted to assume the obligations of XET Corporation under this agreement in light of the appointment of Mr. Oliva to the positions of Chairman of the Board, President and Chief Executive Officer of MicroTel on March 26, 1997.

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

         The 1997 Stock Incentive Plan authorizes the issuance of ISOs, stock appreciation rights or stock awards to our employees and directors for up to an aggregate of 1,600,000 shares of common stock, except that ISOs may not be granted to non-employee directors. Our board of directors' adoption of the 1997 Stock Incentive Plan was ratified by our stockholders at our 1998 annual meeting of stockholders. The 1997 Stock Incentive Plan terminates on June 15, 2007. As of March 23, 2001, options to purchase up to 1,523,924 shares of common stock were outstanding under the 1997 Stock Incentive Plan.

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

         In 1997, all Company compensation policies, programs and procedures were revised and updated to recognize the new and changed conditions resulting from the merger of privately held XET Corporation and publicly traded MicroTel International, Inc., which was effective March 26, 1997, and to position the new MicroTel entity for its future growth and development. The Compensation Committee will continue to monitor and evaluate the executive compensation system and its application throughout the organization to assure that it continues to reflect the Company's compensation philosophy and objectives.

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


                        [PERFORMANCE GRAPH APPEARS HERE]

                       EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

                                         CUMULATIVE TOTAL RETURN
                                  12/95        12/96       12/97         12/98       12/99         12/00
                                  -----        -----       -----         -----       -----         -----
MicroTel International, Inc.    $ 100.00    $  24.00     $  24.00     $  10.50    $   7.01      $   4.80
Nasdaq Stock Market (U.S.)        100.00      123.04       150.69       212.51      394.92        237.62
Nasdaq Telecommunications         100.00      102.25       149.26       247.02      438.28        188.38

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         As of May 15, 2001, a total of 20,570,415 shares of our common stock were outstanding. The following table sets forth information as of May 15, 2001 regarding the beneficial ownership of our common stock by:

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

                                                                   AMOUNT AND NATURE
               NAME AND ADDRESS                                      OF BENEFICIAL          PERCENT
            OF BENEFICIAL OWNER(1)              TITLE OF CLASS     OWNERSHIP OF CLASS       OF CLASS
            ----------------------              --------------     ------------------       --------
Orbit II Partners, L.P......................        Common             2,963,810 (2)         14.38%
Carmine T. Oliva............................        Common             1,448,688 (3)          6.93%
Fortune Fund Ltd. Seeker III................        Common             1,260,600 (4)          5.77%
Robert B. Runyon............................        Common               288,145 (5)          1.39%
Graham Jefferies............................        Common               129,563 (6)          *
Laurence P. Finnegan, Jr....................        Common                94,171              *
Randolph D. Foote...........................        Common                55,000 (7)          *
All executive officers and directors
   as a group (5 persons)...................        Common             2,015,567(8)           9.49%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

XCEL ARNOLD CIRCUITS, INC.

         On April 9, 1998, our wholly-owned subsidiary XCEL Arnold Circuits, Inc. sold substantially all of the assets used in its Arnold Circuits business to Arnold Circuits, Inc., a company wholly-owned by Robert Bertrand. Mr. Bertrand, as Trustee of The Bertrand Family Trust, was a beneficial owner of more than five percent of our outstanding common stock as of December 31, 1998. Mr. Bertrand had owned and operated the Arnold Circuits business until September 1995, when the assets of that business were acquired by XCEL Arnold Circuits, Inc.

         The purchase price for our sale of the assets to Mr. Bertrand was $2,000,000 plus the assumption of liabilities of the Arnold Circuits business. The cash portion of the purchase price was paid by a cash payment of $1,350,000 and delivery of a promissory note in the amount of $650,000, which had a maturity date of March 31, 2000 and an annual interest rate of 8.5%. The cash proceeds were used to retire bank debt and certain other debt, including debt owed to Mr. Bertrand and a related entity. The debt owed to Mr. Bertrand and a related entity comprised two notes to Mr. Bertrand in the aggregate principal amount of $225,000 and one note to BNZ Incorporated in the principal amount of $150,000, each of which notes had an interest rate of 10% per year and had been issued during the second half of 1997 when Mr. Bertrand and BNZ Incorporated loaned us $375,000 in cash to assist us in financing production of orders from Motorola, Inc., our then largest customer.

         As security for the note issued to XCEL Arnold Circuits, Inc. in the sale of the Arnold Circuits business to Mr. Bertrand, XCEL Arnold Circuits, Inc. received a second lien on substantially all of the assets of Arnold Circuits, Inc. Mr. Bertrand and a related entity guaranteed payment of the promissory note. Provisions of the transaction documents entitled XCEL Arnold Circuits, Inc. to share in any subsequent gain on the sale of the Arnold Circuits business while the note was outstanding.

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

         Between September 1995 and April 1998, XCEL Arnold Circuits, Inc. had engaged in inter-company transactions with us and our other subsidiaries. These transactions resulted in an inter-company account balance of $350,000 being due to XCEL Arnold Circuits, Inc. at the time we sold the Arnold Circuits business to Mr. Bertrand. Consequently, we issued to Mr. Bertrand and an affiliated entity two non-interest bearing promissory notes totaling $350,000 that were payable on our completion of a financing transaction and, if no financing transaction occurred by May 31, 1998, on demand. In July 1998, we made a payment of $100,000 against the notes and no demand was made for the balance.

         During 1999, Arnold Circuits, Inc. defaulted under the terms of the note receivable. We offset the balance of the notes payable by us against the note receivable from Mr. Bertrand and then wrote-off the unpaid balance of $452,000 because the business' losses continued at a high rate and Arnold Circuits, Inc. was insolvent. In addition, after unsuccessfully attempting to recover the amounts due under the guaranty of the note and in order to avoid a potentially expensive lawsuit, we released Mr. Bertrand from his personal guarantee of the $452,000 unpaid balance in exchange for a payment to us of approximately $40,000 in cash. Also, warrants held by Mr. Bertrand to purchase up to 250,000 shares of common stock at an exercise price of $2.125 per share were automatically cancelled under the terms of the note receivable.

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

         In April 1998, we brought an action in California against Mr. Dror for breach of the agreement and sought recovery of debt due us pursuant to the agreement and recovery of all stock and warrants issued by us under to the agreement to Mr. Dror and/or Elk International Corporation, Ltd., or Elk, a company that was a ten percent stockholder of our company in 1997 and apparently was a member of a control group with Mr. Dror. We obtained a judgment in the amount of $211,000 against Mr. Dror in this litigation. In December 1997, Elk brought an action in Texas against our current Chairman and an unrelated party alleging that Elk received securities of our company in the merger between us and XET Corporation and that misrepresentations relating to the financial and operating condition of XCEL Arnold Circuits, Inc. had been made during the merger discussions. In February 1999, Elk filed suit against us, the current Chairman and counsel to us in connection with a stop transfer placed by us on shares of common stock then held by Elk.

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

SERIES A PREFERRED STOCK AND WARRANT TRANSACTIONS

         We sold an aggregate of 200 shares of Series A Preferred Stock for $10,000 per share to Fortune Fund Ltd. Seeker III, or Fortune Fund, Rana General Holding, Ltd., or Rana, and Resonance, Ltd., or Resonance. Fortune Fund, Rana and Resonance, or the Series A Original Holders, were institutional investors who participated in a private offering that had closings on June 29, 1998 and July 9, 1998. At the time of the closings, the shares of Series A Preferred Stock were convertible into common stock at the option of the Series A Original Holders at per share conversion prices of $10,000 divided by $0.9375 and $0.875, respectively, which prices were equal to $10,000 divided by the lesser of $1.26 and 100% of the arithmetic average of the three lowest closing bid prices over the respective previous 40 trading days. The 200 shares of Series A Preferred Stock were accompanied by warrants to purchase up to an aggregate of 1,000,000 shares of common stock at an exercise price of $1.25 per share.

         Between June 29, 1998 and November 3, 1998, the prices at which shares of our common stock were trading on the Nasdaq SmallCap Market generally had declined. Specifically, the closing bid price of a share of common stock on June 29, 1998 was $0.90625, and the closing bid price of a share of common stock on November 3, 1998 was $0.4375. Due to the decline in the prices at which shares of our common stock were trading, the number of shares into which a share of Series A Preferred Stock was convertible increased from 10,667 and 11,429 shares at June 29, 1998 and July 9, 1998, respectively, to 24,615 shares at November 3, 1998. To avoid further significant dilution to our common stockholders that could result from a continued decline in the trading prices of a share of our common stock, we entered into an agreement with the Series A Original Holders on November 3, 1998 that attempted to fix the conversion price of the Series A Preferred Stock so that each share of Series A Preferred Stock would be convertible into 20,000 shares of common stock.

         The November 3, 1998 agreement provided that we would revise the certificate of designations relating to the Series A Preferred Stock to provide that: (i) the conversion price would be fixed at $10,000 divided by $0.50 for so long as our common stock continued to be traded on the Nasdaq SmallCap Market and we did not conduct a reverse split of our outstanding common stock; and (ii) we would not exercise our redemption rights for the outstanding shares of Series A Preferred Stock for six months. The agreement also provided that the existing restriction on each Series A Original Holder's right to convert more than 20% of the aggregate number of shares of Series A Preferred Stock originally purchased by such holder in any 30-day period would be eliminated. Also, the agreement provided that we would replace the existing warrants, which warrants had an exercise price of $1.25 per share, with warrants that had an exercise price of $0.75 per share.

         We inadvertently failed to obtain the required approval of our common stockholders and to file an amended certificate of designations to effectuate the amendments to the certificate of designations that were contained in the November 3, 1998 agreement. However, between November 18, 1998 and March 26, 1999, the Series A Original Holders converted shares of Series A Preferred Stock into shares of common stock at the rate of 20,000 shares of common stock per share of Series A Preferred Stock, as agreed to in the November 3, 1998 agreement. Use of the $10,000 divided by $0.50 conversion price in four of the conversions resulted in the Series A Original Holders receiving an aggregate of 46,437 more shares of common stock than they would have received under the original conversion price formula that was contained in the certificate of designations. We have determined, however, that the excess shares were in fact validly issued under Delaware law.

         In May 1999, our common stock was delisted from the Nasdaq SmallCap Market due to a failure to meet Nasdaq's minimum closing bid price listing requirement, and our common stock began trading on the OTC Electronic Bulletin Board. Based upon the terms of the November 3, 1998 agreement, the conversion price of the Series A Preferred Stock reverted back to the floating conversion price shown in the certificate of designation, which conversion price was $10,000 divided by the lesser of $1.26 and 100% of the arithmetic average of the three lowest closing bid prices over the 40 trading days prior to a conversion.

         Following the delisting of our common stock from the Nasdaq SmallCap Market, the trading prices of our common stock declined. We became concerned that continued use of the floating conversion price for the Series A Preferred Stock would cause substantial additional dilution to our common stockholders and that resale of a large volume of shares received upon conversion at the floating conversion price of the Series A Preferred Stock would result in further declines in the trading prices of shares of our common stock.

         Fortune Fund had informally indicated to us its willingness to establish a fixed conversion price and to hold its shares of Series A Preferred Stock as a long-term investment. On December 15, 1999, we entered into an agreement with Fortune Fund. Under the agreement, we and Fortune Fund agreed to the establishment of a fixed conversion price of $10,000 divided by $0.20 for the 20 shares of Series A Preferred Stock held by Fortune Fund. On December 15, 1999, the floating conversion price would have been $10,000 divided by $0.19 under the terms of the certificate of designation that was then in effect.

         Rana and Resonance had not indicated to us that they would be willing to continue to hold their shares of Series A Preferred Stock or their shares of common stock issued upon conversion of Series A Preferred Stock. Orbit II Partners, L.P., or Orbit, an institutional investor that had acquired 4.9% of our outstanding common stock, indicated to us that Orbit would be willing to purchase 34.5 of the shares of Series A Preferred Stock held by Rana and Resonance and hold any shares received upon conversion of those shares as a long-term investment, provided that Carmine T. Oliva, Samuel J. Oliva and Samuel
G. Oliva would purchase and hold for investment the remaining five shares of Series A Preferred Stock held by Rana and Resonance. Carmine T. Oliva is our President, Chief Executive Officer and Chairman of the Board. Samuel J. Oliva and Samuel G. Oliva are the brother and son, respectively, of Carmine T. Oliva.

         On December 23, 1999, we entered into agreements with Rana, Resonance, Orbit and the Olivas. Under the December 23, 1999 agreements, Rana and Resonance sold their respective remaining 12.5 and 27 shares of Series A Preferred Stock and accompanying warrants to purchase an aggregate of 197,500 shares of common stock to Orbit and the Olivas for an aggregate consideration of approximately $400,000 in cash. The agreements also provided for the establishment of a fixed conversion price of $10,000 divided by $0.1979, so that each share of Series A Preferred Stock was to be convertible into 50,530 shares of common stock. On December 23, 1999, each share of Series A Preferred Stock would have been convertible into approximately 52,632 shares of common stock at a per share conversion price of $10,000 divided by $0.19 if the December 23, 1999 modification to the conversion price had not occurred.

         In addition, the December 23, 1999 agreements provided that all of the outstanding warrants that had been issued to Rana and Resonance, including the Series A Warrants that were being transferred from Rana and Resonance to Orbit and the Olivas, would be replaced with warrants that had a per share exercise price that was reduced from $0.75 per share to $0.25 per share and an expiration date that was extended from May 22, 2001 to December 22, 2002.

         On December 23, 1999, our board of directors resolved by unanimous written consent that the warrant for the purchase of up to 250,000 shares of common stock that had been issued to Fortune Fund upon its purchase from us of shares of Series A Preferred Stock in the 1998 private placement would be replaced with a warrant that had a per share exercise price that was reduced from $0.75 per share to $0.25 per share and an expiration date that was extended from May 22, 2001 to December 22, 2002. This replacement was intended to provide Fortune Fund with warrants that had the same terms as the replacement warrants received by Rana, Resonance, Orbit and the Olivas under the December 23, 1999 agreements.

         We filed an amended certificate of designation with the Delaware Secretary of State to give effect to the December 1999 agreements by fixing the conversion price of the Series A Preferred Stock at $10,000 divided by $0.1979. However, because we inadvertently failed to obtain approval of our common stockholders for the amendment to the certificate of designation, the amendment was invalid under the Delaware General Corporation Law. However, on June 30, 2000, Orbit converted 34.5 shares of Series A Preferred Stock into 1,743,285 shares of common stock based upon the $10,000 divided by $0.1979 per share conversion price that we, Orbit and the other present and former holders of Series A Preferred Stock believed to be in effect. This conversion resulted in the issuance of 1,048,654 more shares of common stock than would otherwise have been issued upon conversion of the 34.5 shares of Series A Preferred Stock under the certificate of designation that was then in effect. We have determined, however, that the excess shares were in fact validly issued under Delaware law.

         In November 2000, we realized that the modifications to the conversion price of the Series A Preferred Stock were invalid because we had inadvertently failed to obtain common stockholder approval for the modifications to the certificate of designations and had also inadvertently failed to file an amendment reflecting the November 1998 modifications. Our board of directors distributed proxy materials requesting that holders of our common stock and Series A Preferred Stock approve an amendment to the certificate of designations that provided for a fixed conversion price of $10,000 divided by $0.1979 and an amendment to the certificate of incorporation that increased the authorized shares of common stock from 25,000,000 to 50,000,000. Our common and Series A Preferred stockholders approved the amendments at a special meeting that was held on January 16, 2001. We filed the amendments with the Delaware Secretary of State on January 22, 2001, so that after that date, each outstanding share of Series A Preferred Stock was convertible into 50,530 shares of common stock.

WARRANT EXCHANGE OFFER

         Between February and April 2000, we made an offer to all 31 holders of warrants to purchase shares of our common stock at exercise prices of $1.00 or more under which these holders could elect to surrender their outstanding warrants with exercise prices of $1.00 or more in exchange for the issuance to them of warrants to purchase a number of shares equal to one-half of the number of shares underlying the surrendered warrants at an exercise price of one-half of the exercise price of the surrendered warrants. The primary reason for the offer was to reduce the quantity of shares allocated to warrants so that we would have sufficient authorized stock for our needs until an increase in our authorized stock could be voted on by our stockholders. A total of 2,769,201 warrants with exercise prices ranging from $1.21 to $3.79 were surrendered by 18 holders in exchange for 1,384,602 warrants with exercise prices ranging from $0.605 to $1.895. The majority of warrants exchanged were held by persons or entities who were not employees or directors of MicroTel or its subsidiaries. However, exchanges were made with the following related parties:

                                        SHARES        EXERCISE         SHARES       EXERCISE
                                      UNDERLYING      PRICE OF       UNDERLYING     PRICE OF
                                       WARRANTS       WARRANTS        WARRANTS      WARRANTS
       WARRANT HOLDER                SURRENDERED     SURRENDERED      RECEIVED      RECEIVED
       --------------                -----------     -----------      --------      --------
CARMINE T. OLIVA, CHAIRMAN OF THE      250,000          $3.45         125,000        $1.73
  BOARD, PRESIDENT AND CHIEF           362,870          $3.44         181,435        $1.72
  EXECUTIVE OFFICER                      5,878          $1.21           2,939        $0.61
                                         3,096          $3.79           1,548        $1.90
                                        33,674          $3.79          16,837        $1.90
                                         6,659          $3.79           3,330        $1.90
                                        43,544          $2.58          21,772        $1.29
                                       108,861          $1.38          54,431        $0.69
                                        29,030          $1.89          14,515        $0.95
                                        21,772          $1.89          10,886        $0.95

CARMINE T. OLIVA AND GEORGEANN          11,103          $3.79           5,552        $1.90
  OLIVA, CHAIRMAN OF THE BOARD,          3,629          $1.89           1,815        $0.95
  PRESIDENT AND CHIEF EXECUTIVE
  OFFICER AND HIS SPOUSE

LAURENCE P. FINNEGAN,                   17,418          $2.58           8,709        $1.29
  DIRECTOR                               7,257          $1.89           3,629        $0.95
                                         5,443          $1.89           2,722        $1.89

ROBERT B. RUNYON,                        2,903          $2.58           1,452        $1.29
  DIRECTOR AND SECRETARY                55,400          $2.58          27,700        $1.29
                                         9,677          $2.58           4,839        $1.29
                                        14,515          $1.89           7,258        $0.95
                                         6,169          $1.89           3,085        $0.95
                                           483          $1.29             242        $1.29

SAMUEL J. OLIVA,                        14,515          $1.89           7,258        $0.95
  BROTHER OF CARMINE T. OLIVA           30,481          $1.89          15,241        $0.95
                                         3,919          $1.21           1,960        $0.61
                                         5,008          $1.89           2,504        $0.95
                                        11,103          $3.79           5,552        $1.90
                                         3,629          $1.89           1,815        $0.95




                                        SHARES        EXERCISE         SHARES       EXERCISE
                                      UNDERLYING      PRICE OF       UNDERLYING     PRICE OF
                                       WARRANTS       WARRANTS        WARRANTS      WARRANTS
       WARRANT HOLDER                SURRENDERED     SURRENDERED      RECEIVED      RECEIVED
       --------------                -----------     -----------      --------      --------

ROSE OLIVA,                              4,354          $1.89           2,177        $0.95
  MOTHER OF CARMINE T. OLIVA

RONALD & BETTY JANE OLIVA,              11,102          $3.79           5,551        $1.90
  BROTHER AND SISTER-IN-LAW OF           3,628          $1.89           1,814        $0.95
  CARMINE T OLIVA

DAVID BARRETT,                          14,515          $2.58           7,258        $1.29
  FORMER DIRECTOR                       13,789          $1.89           6,895        $0.95
                                         5,443          $1.89           2,722        $0.95

         The exchange did not result in a modification of the expiration dates or any other terms of the warrants other than the numbers of shares and exercise prices. All of the warrants received by related parties in exchange for the surrendered warrants have expired except for the first warrant listed for Carmine T. Oliva, which warrant expires on October 14, 2002.

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

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


                                                                            Page
                                                                           ----
Financial Statements
--------------------

Report of Independent Certified Public Accountants.......................   F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999.............   F-3

Consolidated Statements of Operations and Comprehensive Income for
   the years ended December 31, 2000, 1999 and 1998 .....................   F-4

Consolidated Statements of Stockholders' Equity for the years ended
   December 31, 2000, 1999 and 1998 .....................................   F-5

Consolidated Statements of Cash Flows for the years ended
   December 31, 2000, 1999 and 1998......................................   F-7

Notes to Consolidated Financial Statements...............................   F-9

Financial Statement Schedule
----------------------------

Consolidated Schedule II Valuation and Qualifying Accounts for
   the years ended December 31, 2000, 1999, and 1998.....................  F-42

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

         As discussed in Note 2 to the financial statements, the Company restated the consolidated statements of operations for the years ended December 31, 1999 and 1998 to reflect the reclassification of certain items from discontinued operations to continuing operations.

         Also, in our opinion, the consolidated financial statement schedule referred to above presents fairly, in all material respects, the information set forth therein.


                                                         /S/ BDO Seidman, LLP


Orange County, California
March 3, 2001

                      MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                               DECEMBER 31, 2000 AND 1999
                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                       2000        1999
                                                                       ----        ----
ASSETS (NOTES 8 AND 9)
Current assets:
   Cash and cash equivalents                                       $    756    $    480
   Accounts receivable, net of allowance for doubtful accounts
     of $111 and $191, respectively                                   7,440       6,168
   Notes Receivable (Notes 4 and 7)                                     130          --
   Inventories (Note 5)                                               6,298       4,047
   Prepaid and other current assets                                     750         427
   Net assets of discontinued operations (Note 16)                       --       1,133
                                                                   ---------------------
Total current assets                                                 15,374      12,255
Property, plant and equipment, net (Note 6)                             809         765
Goodwill, net of accumulated amortization of $715 and $433,
   respectively (Notes 3 and 4)                                       2,737       1,507
Investment in affiliates (Notes 4 and 7)                                 --       1,240
Other assets                                                            564         722
                                                                   ---------------------
                                                                   $ 19,484    $ 16,489
                                                                   =====================
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable (Note 8)                                          $  3,661    $  2,107
   Current portion of long-term debt (Note 9)                           614       1,388
   Accounts payable                                                   5,222       4,695
   Accrued expenses                                                   3,082       2,985
   Net liabilities of discontinued operations (Note 16)                  15          --
                                                                   ---------------------
Total current liabilities                                            12,594      11,175
Long-term debt, less current portion (Note 9)                           282         143
Other liabilities                                                       542         782
                                                                   ---------------------
Total liabilities                                                    13,418      12,100
Convertible redeemable preferred stock, $10,000 unit value
   Authorized 200 shares; issued and outstanding 25 shares in 2000 and 59.5 shares in 1999 (aggregate liquidation
   preference of $250 and $595, respectively) (Note 10)                 259         588
Subsequent events (Notes 11 and 14):
Commitments and contingencies (Notes 11 and 14) Stockholders' equity (Notes 3,
4, 10, 11 and 14):
  Preferred stock, authorized 10,000,000 shares; Convertible Series B Preferred
    Stock, $0.01 par value,
      issued and outstanding 150,000 and 0 shares,
      respectively (aggregate liquidation preference of
      $960 and $0, respectively)                                        938          --
  Common stock, $.0033 par value. Authorized 50,000,000 shares;
    issued and outstanding 20,570,000 and 18,152,000 shares              68          60
  Additional paid-in capital                                         24,307      23,726
  Accumulated deficit                                               (18,775)    (19,759)
  Accumulated other comprehensive loss                                 (731)       (226)
                                                                   ---------------------
Total stockholders' equity                                            5,807       3,801
                                                                   ---------------------
                                                                   $ 19,484    $ 16,489
                                                                   =====================

              See accompanying notes to consolidated financial statements.

                        MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                        YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             2000        1999        1998
                                                             ----        ----        ----
                                                                      (Restated)  (Restated)
Net sales (Note 15)                                      $ 28,050    $ 25,913    $ 30,100
Cost of sales                                              15,529      17,066      17,353
                                                         ---------------------------------
Gross profit                                               12,521       8,847      12,747
Operating expenses:
   Selling, general and administrative                      9,827      10,584      10,202
   Engineering and product development                      1,167       1,841       2,202
                                                         ---------------------------------
Income (loss) from operations                               1,527      (3,578)        343
Other income (expense):
   Interest expense                                          (424)       (411)       (675)
   Gain (loss) on sale of subsidiary/investment,
     net (Notes 4 and 7)                                      197         (90)         --
   Other, net (Note 4)                                        434           9        (129)
                                                         ---------------------------------
Income (loss) from continuing operations before             1,734      (4,070)       (461)
   income taxes
Income taxes (Note 12)                                         31         128         101
                                                         ---------------------------------
Income (loss) from continuing operations                    1,703      (4,198)       (562)
                                                         ---------------------------------
Discontinued operations (Note 16):
   Loss from discontinued operations                         (212)       (847)     (1,203)
   Gain (loss) on disposal of discontinued operations,
     including provision for phase out period of $122
     in 2000                                                 (487)        449         580
                                                         ---------------------------------
                                                             (699)       (398)       (623)
                                                         ---------------------------------
Net income (loss)                                        $  1,004    $ (4,596)   $ (1,185)
                                                         ---------------------------------

Other comprehensive income (loss):
   Foreign currency translation adjustment                   (505)       (325)        206
                                                         ---------------------------------
Total comprehensive income (loss)                        $    499    $ (4,921)   $   (979)
                                                         =================================

Basic earnings (loss) per share from continuing
   operations                                            $    .09    $   (.26)   $   (.05)
                                                         =================================
Diluted earnings (loss) per share from continuing
   operations                                            $    .07    $   (.26)   $   (.05)
                                                         =================================
Basic loss per share from discontinued operations        $   (.04)   $   (.02)   $   (.05)
                                                         =================================
Diluted loss per share from discontinued operations      $   (.03)   $   (.02)   $   (.05)
                                                         =================================
Basic earnings (loss) per share (Note 13)                $    .05    $   (.28)   $   (.10)
                                                         =================================
Diluted earnings (loss) per share (Note 13)              $    .04    $   (.28)   $   (.10)
                                                         =================================

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

                                                    Series B                                                  Accumulated
                                                   Convertible                                                   Other
                                                 Preferred Stock    Common Stock     Additional               Comprehensive
                                                 --------------   ----------------    Paid-in    Accumulated     Income
                                                 Shares  Amount   Shares    Amount    Capital      Deficit       (Loss)      Total
                                                 ------  ------   ------    ------    -------      -------       ------      -----
Balance at December 31, 1997                     --       --     11,925    $     39   $ 19,960    $(13,877)   $   (107)   $  6,015
Stock issued upon conversion of redeemable
  preferred stock (Note 10)                      --       --        770           3        364          --          --         367
Repurchase of stock issued in connection
  with settlement of dispute (Note 11)           --       --        (80)         --       (168)         --          --        (168)
Stock issued under stock purchase plan           --       --          7          --          7          --          --           7
Warrants issued in connection with issuance
  of redeemable preferred stock (Note 10)        --       --         --          --        163          --          --         163
Warrants issued for services                     --       --         --          --         85          --          --          85
Repricing of warrants issued in connection
  with issuance of redeemable preferred
  stock (Note 10)                                --       --         --          --         52          --          --          52
Foreign currency translation adjustment          --       --         --          --         --          --         206         206
Accretion of redeemable preferred stock          --       --         --          --         --         (60)         --         (60)
Net loss                                         --       --         --          --         --      (1,185)         --      (1,185)
                                              -------------------------------------------------------------------------------------
Balance at December 31, 1998                     --       --     12,622          42     20,463     (15,122)         99       5,482
Stock issued upon conversion of redeemable
  preferred stock (Note 10)                      --       --      2,659           9        960          --          --         969
Stock issued in connection with
  acquisition (Note 4)                           --       --      1,000           3        997          --          --       1,000
Stock issued as compensation                     --       --      1,716           6      1,077          --          --       1,083
Stock and warrants issued in connection
  with settlement of dispute (Note 15)           --       --        150          --         73          --          --          73
Stock issued under stock purchase plan           --       --          5          --          2          --          --           2
Warrants issued for services                     --       --         --          --         63          --          --          63
Repricing of warrants issued in connection
  with issuance of redeemable preferred
  stock (Note 10)                                --       --         --          --         91          --          --          91
Foreign currency translation adjustment          --       --         --          --         --          --        (325)       (325)
Accretion of redeemable preferred stock          --       --         --          --         --         (41)         --         (41)
Net loss                                         --       --         --          --         --      (4,596)         --      (4,596)
                                              -------------------------------------------------------------------------------------
Balance at December 31, 1999                      0        0     18,152          60     23,726     (19,759)       (226)      3,801

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

                                                    Series B                                                  Accumulated
                                                   Convertible                                                   Other
                                                 Preferred Stock    Common Stock     Additional               Comprehensive
                                                ----------------  ----------------    Paid-in    Accumulated     Income
                                                 Shares  Amount   Shares    Amount    Capital      Deficit       (Loss)      Total
                                                 ------  ------   ------    ------    -------      -------       ------      -----
Stock issued upon conversion of redeemable
  preferred stock (Note 10)                       --         --     1,743          6        343         --          --         349
Warrant repricing offer (Note 11)                 --         --        --         --         65         --          --          65
Warrants issued for services                      --         --        --         --         25         --          --          25
Warrants issued with T-Com purchase (Note 4)      --         --        --         --         62         --          --          62
Exercise of employee options                      --         --        90         --         18         --          --          18
Warrants exercised                                --         --       584          2         67         --          --          69
Stock issued under stock purchase plan            --         --         1         --          1         --          --           1
Preferred Stock issued with T-Com
  purchase (Note 4)                              150     $  938        --         --         --         --          --         938
Foreign currency translation adjustment           --         --        --         --         --         --        (505)       (505)
Accretion of redeemable preferred stock           --         --        --         --         --        (20)         --         (20)
Net income                                        --         --        --         --         --      1,004          --       1,004
                                               ------------------------------------------------------------------------------------
Balance at December 31, 2000                     150     $  938    20,570    $    68   $ 24,307   $(18,775)   $   (731)   $  5,807
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

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

         MicroTel International, Inc. (the "Company") operates through three wholly-owned subsidiaries: CXR Telcom Corporation, CXR, S.A. and XET Corporation (formerly, XIT Corporation) ("XET"). CXR Telcom Corporation and CXR, S.A. (collectively "CXR") design, manufacture and market electronic telecommunication test equipment and transmission and network access products. XET and its subsidiaries design, manufacture and market digital switches and power supplies. The Company conducts its operations out of various facilities in the U. S., France, England and Japan and organizes itself in two product line segments:
Telecommunications and Electronic Components. In October 2000 the Company decided to discontinue its circuits segment operation (see Note 15). Accordingly, all current and prior financial information related to the circuits segment operations have been presented as discontinued operations in the accompanying consolidated financial statements.

BASIS OF PRESENTATION

         The consolidated financial statements have been prepared in accordance with the generally accepted accounting principals of the United States of America and include the accounts of the Company and each of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

         The Company's minority investment in the common stock of Digital Transmission Systems, Inc. (Note 4) and its 50% investment in a real estate partnership (Note 7) were accounted for using the equity method.

REVENUE RECOGNITION

         Revenues are recorded when products are shipped if shipped FOB shipping point or when received by the customer if shipped FOB destination.

AVAILABLE-FOR-SALE SECURITIES

         The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." This statement addresses the accounting and reporting for investments in equity securities which have readily determinable fair values and all investments in debt securities. The Company did not have any available-for-sale securities as of December 31, 2000 or 1999 but has accounted for its investment in Wi-Lan (Note 4) as available-for-sale. Under SFAS 115, marketable equity securities are classified as available for sale and reported at fair value, with changes in the unrealized holding gain or loss included as a component of accumulated other comprehensive income in stockholders' equity.

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

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


PRODUCT WARRANTIES

         Estimated warranty costs are recognized at the time of the sale. The Company's electronic components carry a one-year limited parts and labor warranty and the Company's telecommunications products carry a two-year limited parts and labor warranty. The Company's telecommunications products may be returned within 30 days of purchase if a new order is received, and the new order will be credited with 80% of the selling price of the returned item. Products returned under warranty typically are tested and repaired or replaced at the Company's option. Historically, the Company has not experienced significant warranty costs or returns. During the second quarter of 2000, the Company settled certain warranty claims related to its former HyComp subsidiary, which was sold in March 1999 (see Note 4), for less than the amount originally accrued. Accordingly, the Company reversed warranty accruals totaling $137,000 which were not deemed to be necessary.

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

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. During 2000, the Company reversed approximately $172,000 of previously estimated accruals related to sales commissions and other accrued expenses which were no longer deemed necessary. Of this amount, $90,000 relates to over-accrued commissions, $49,000 relates to over-accrued accounts payable and $33,000 relates to the settlement of a sales tax assessment. Throughout 2000, the Company reviewed its accrual for sales commissions and its accounts payable and contacted the appropriate vendors to verify the amounts outstanding. As outstanding amounts due were verified for amounts less than the amount recorded, the Company reversed the excess accrual. In the fourth quarter of 2000, the Company settled an outstanding disputed sales tax assessment and the assessment was canceled. The Company reversed the accrual for the sales tax assessment in the amount of approximately $33,000 in the fourth quarter. These amounts are included in other, net in the accompanying 2000 consolidated statement of operations.

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

(2)      RESTATEMENT OF FINANCIAL STATEMENTS

ACCOUNTING FOR WRITE OFF OF NOTE RECEIVABLE

         In March 2001, it was determined that the write-off in 1999 of a note receivable received in exchange for the sale of Arnold Circuits in 1998 should have been accounted for as a selling, general and administrative expense in continuing operations instead of included in discontinued operations.

         Accordingly, the accompanying consolidated statement of operations as of and for the year ended December 31, 1999 have been restated to reflect an increase in selling, general and administrative expenses in continuing operations of $452,000 and a corresponding increase in gain on disposal of discontinued operations.

ACCOUNTING FOR ALLOCATION OF INTEREST EXPENSE TO DISCONTINUED OPERATIONS

         In March 2001, it was determined that interest expense allocated to discontinued operations should be included in continuing operations in accordance with EITF 87-24.

         Accordingly, the accompanying consolidated statements of operations for the years ended December 31, 1999 and 1998 have been restated to reflect an increase in interest expense in continuing operations of $114,000 and $168,000, respectively, with corresponding reductions in loss from operations of discontinued operations.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


ACCOUNTING FOR ALLOCATION OF OTHER EXPENSES TO DISCONTINUED OPERATIONS

         In March 2001, it was determined that certain other expenses allocated to discontinued operations should have been included in continuing operations.

         Accordingly, the accompanying consolidated statements of operations for the years ended December 31, 1999 and 1998 have been restated to reflect an increase in other expense in continuing operations of $185,000 and $7,000, respectively, with corresponding reductions in loss from operations of discontinued operations.

EFFECT

         The effect of the above changes was to increase net loss from continuing operations by $751,000 and $161,000 for the years ended December 31, 1999 and 1998, respectively. Basic and diluted loss per share from continuing operations increased by $0.05 and $0.02 per share for the years ended December 31, 1999 and 1998, respectively. Loss from discontinued operations decreased by $299,000 and $161,000 for the years ended December 31, 1999 and 1998, respectively and increased gain on disposal of discontinued operations from a ($3,000) loss to a $449,000 gain for the year ended December 31, 1999. Basic and diluted loss per share from discontinued operations decreased by $0.05 and $0.02 per share for the years ended December 31, 1999 and 1998, respectively. The above changes did not impact net loss or basic and diluted loss per share for the years ended December 31, 1999 and 1998.

(3)      MERGER WITH XET CORPORATION

         On March 26, 1997, privately held XET merged with a wholly-owned, newly formed subsidiary of the Company, with XET as the surviving subsidiary. Pursuant to the transaction, the former stockholders of XET were issued approximately 6,119,000 shares of common stock of the Company, or approximately 66% of the issued and outstanding common stock. In addition, holders of XET stock options and warrants at the date of the merger collectively had the right to acquire an additional 2,153,000 shares of common stock. Collectively, the former XET stockholders owned, or had the right to acquire, approximately 65% of the common stock of the Company on a fully-diluted basis as of the date of the transaction.

         The merger has been accounted for as a purchase of the Company by XET. Accordingly, the purchase price, consisting of the value of the common stock outstanding of the Company at the date of the merger of $5,011,000 plus the direct costs of the acquisition of $730,000, and the acquired assets and liabilities of MicroTel were recorded at their estimated fair values at the date of the merger. The excess of $4,998,000 of the purchase price over the fair value of the net assets acquired was recorded as goodwill and thereafter was amortized on a straight-line basis over 15 years.

         In September 1997, the Company wrote-down the goodwill associated with the merger to $998,000. Thereafter, the remaining goodwill is being amortized on a straight-line basis over ten years.

(4)      ACQUISITIONS AND DISPOSITIONS OF BUSINESSES

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

         On March 31, 1999, the Company sold substantially all of the assets and liabilities of its HyComp, Inc. subsidiary in exchange for $750,000 in cash and a royalty on 1999 revenues generated from HyComp's existing customer base in excess of a specified amount. The transaction resulted in a gain of $331,000. (See Note 16.)

         In October 1999, the Company sold its interest in the outstanding common and preferred stock of HyComp in exchange for $118,000. A gain in the same amount was recorded in 1999 as HyComp, subsequent to the asset sale noted above, was essentially a shell company with no significant assets or liabilities. (See Note 16.)

XCEL ARNOLD CIRCUITS

         On January 9, 1998, the Company entered into a definitive agreement to sell certain of the assets of its XCEL Arnold Circuits, Inc. subsidiary ("XACI"), a manufacturer of multi-layer bare printed circuit boards, to Arnold Circuits, Inc., a company wholly owned by Robert Bertrand. Mr. Bertrand, the Trustee of The Bertrand Family Trust, was a beneficial owner of more than five percent (5%) of the Company's outstanding common stock as of December 31, 1998. On April 9, 1998, the Company completed the sale and received $1,350,000 in cash and a note receivable ("Note") aggregating $650,000, which was payable over three years. As security for the Note, XCEL Arnold Circuits, Inc. was granted a second lien on substantially all the assets of Arnold Circuits, Inc. As further security for the Note, XACI was granted a security interest in 250,000 warrants to purchase the Company's common stock, which were held by Mr. Bertrand. Payment of the Note was guaranteed by Mr. Bertrand and a related entity. The sale resulted in a gain of $580,000. (See Note 16.)

         During 1999, the buyer of XACI defaulted under the terms of the note receivable. The Company offset the balance outstanding pursuant to a note payable due to the buyer (Note 8) against the note receivable and then wrote-off the net unpaid balance of $452,000 which is included in selling, general and administrative expenses in the accompanying 1999 consolidated statement of operations. The warrants provided as collateral were cancelled and the Company attempted to recover the amount due under the guarantees executed by Mr. Bertrand and a related party. In order to avoid a potentially expensive lawsuit, the Company agreed to cancel the guarantee in exchange for a $40,000 payment from Mr. Bertrand, of which $20,000 was paid in December 1999 and the remainder in the first quarter of 2000. This amount has been included in selling, general and administrative expenses in the accompanying 1999 consolidated statement of operations.

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

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


BELIX COMPANY, LTD.

         On April 17, 2000, the Company finalized its acquisition of Belix Company, Ltd., ("Belix") including its two subsidiaries. The Company purchased the capital stock of Belix for $790,000 cash and an earn-out for the former stockholders based on sales, which totaled $252,000 at December 31, 2000. The Company has incurred expenses of approximately $257,000 for severance and relocation costs and has accrued an additional estimate of $49,000 for certain severance and relocation costs related to Belix. The severance and relocation affected various manufacturing, administrative and accounting personnel and was substantially completed as of December 31, 2000. The Company also incurred approximately $107,000 of legal and other expenses related to the acquisition. The Company has included the expenses and accrual in the calculation of the cost of the acquisition. Subsequent to the closing date, the purchase price was reduced by $181,000 due to a shortfall in net assets per the purchase agreement. Net assets acquired totaled $136,000, after such adjustment. The assets acquired and liabilities assumed are as follows:

         Cash                                                   $   206,000
         Accounts receivable                                        669,000
         Inventory                                                  881,000
         Other assets                                               347,000
         Fixed assets                                               181,000
                                                                ------------
         Total assets acquired                                  $ 2,284,000
                                                                ============

         Accounts payable                                       $ 1,382,000
         Line of credit                                             419,000
         Notes payable                                              347,000
                                                                ------------
         Total liabilities assumed                              $ 2,148,000
                                                                ============

         Net assets acquired                                    $   136,000
         Accrual of severance and relocation costs                 (306,000)
         Accrual of legal and other costs                          (107,000)
         Goodwill                                                 1,138,000
                                                                ------------
         Adjusted purchase price                                $   861,000
                                                                ============

         Initial purchase price                                 $   790,000
         Reduction due to shortfall in net assets                  (181,000)
         Earn-out accrual                                           252,000
                                                                ------------
         Adjusted purchase price                                $   861,000
                                                                ============

         The acquisition of Belix has been accounted for as a purchase by the Company and resulted in approximately $1.1 million of goodwill which is being amortized on a straight-line basis over ten years. Belix is located in England,
U. K. and is in the business of manufacturing power supplies for various applications. Belix has been integrated into the Company's existing power supply producer, XCEL Power Systems, Ltd. Belix's assets consist mostly of accounts receivable, inventories and fixed assets. All dollar amounts indicated in this paragraph are derived from the conversion of British pounds into U. S. dollars

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


at the conversion rate in effect at the time of the acquisition with the exception of the earn out which converted at the conversion rate at December 31, 2000. The Belix acquisition was not material to the financial statements and accordingly the pro forma effect of the transaction is not provided.

T-COM, LLC

         On September 22, 2000, the Company completed the acquisition, effective as of August 1, 2000, of substantially all of the assets of T-Com, LLC, a Delaware limited liability company ("T-Com"), and assumed certain liabilities of T-Com. The liabilities assumed consisted mostly of accounts payable, accrued payroll expenses and accrued commissions. The assets purchased are valued at approximately $1,322,000, and the liabilities assumed are approximately $687,000. The assets acquired and liabilities assumed are as follows:


         Accounts receivable                                 $  381,000
         Inventory                                              787,000
         Fixed assets                                           134,000
         Other assets                                            20,000
                                                             -----------
         Total assets acquired                               $1,322,000
                                                             ===========

         Bank overdraft                                      $   82,000
         Accounts payable                                       338,000
         Accrued compensation                                   122,000
         Other accrued expenses                                 145,000
                                                             -----------
         Total liabilities assumed                           $  687,000
                                                             ===========

         Net assets acquired                                 $  635,000
         Goodwill                                               365,000
                                                             -----------
         Purchase price                                      $1,000,000
                                                             ===========

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

         Unaudited pro forma results of operations for the years ended December 31, 2000 and 1999, as if T-Com and the Company had been combined as of the beginning of the year, follow. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of T-Com and the Company, and are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future.

                                                              Pro forma Year
                                                            ended December 31
(thousands except per share data)                          2000          1999
-------------------------------------------------------------------------------

Net sales                                               $ 29,680      $ 29,152
Income (loss) from continuing operations                   1,255        (8,734)
Net income (loss)                                            556        (9,132)
Net income per common share
   Basic                                                    0.03         (0.55)
   Diluted                                                  0.02         (0.55)
-------------------------------------------------------------------------------

XCEL ETCH-TEK

         On November 15, 2000, the Company sold substantially all of the assets of XCEL Etch-Tek ("Etch-Tek"), a wholly owned subsidiary of XET, to a former employee in exchange for $260,000 in cash, a $50,000 note receivable and the assumption of $75,000 of liabilities. The note receivable bears interest at 8% per annum, with all principal and interest due in one year. The balance due

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


under the note receivable was $50,000 at December 31, 2000 and is included in notes receivable in the accompanying 2000 consolidated balance sheet. The transaction resulted in a loss of $365,000 which is included in gain (loss) on disposal of discontinued operations in the accompanying 2000 consolidated statement of operations. (See Note 16.)

(5)      INVENTORIES

         Inventories are summarized as follows:

                                                         2000            1999
                                                         ----            ----
Raw materials..............................          $2,777,000      $1,619,000
Work-in-process............................           1,914,000       1,174,000
Finished goods.............................           1,607,000       1,254,000
                                                     -----------     -----------
                                                     $6,298,000      $4,047,000
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

(6)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following:

                                                      2000              1999
                                                      ----              ----
Land and buildings .........................      $   279,000       $   306,000
Machinery, equipment and fixtures ..........        3,223,000         2,803,000
Leasehold improvements .....................          451,000           444,000
                                                  ------------      ------------
                                                    3,953,000         3,553,000
Accumulated depreciation ...................       (3,144,000)       (2,788,000)
                                                  ------------      ------------
                                                  $   809,000       $   765,000
                                                  ============      ============

(7)      INVESTMENT IN PARTNERSHIP

         On December 19, 1996, the Company's XET subsidiary invested $100,000 and formed an equal partnership with P&S Development, a California general partnership. The partnership, "Capital Source Partners, A Real Estate Partnership," obtained ownership rights to a 93,000 square foot facility in, Ontario, California. The Company occupied 63,000 square feet of this facility as a corporate headquarters and as an administrative and factory facility for XET's Digitran Division under a long-term lease from the partnership. Immediately following the formation of the partnership, XET obtained a loan from a bank for $750,000, and in turn, loaned such funds to the partnership under a note receivable with the same terms and conditions. Such funds were utilized to reduce the existing debt secured by the real estate. XET's original investment in the partnership is adjusted for the income (loss) attributable to XET's portion of the partnership's results of operations.

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

(8)      NOTES PAYABLE

         A summary of notes payable is as follows:

                                                          2000           1999
                                                          ----           ----
Line of credit with a U.S. commercial lender .....    $1,798,000     $2,014,000
Line of credit with foreign banks ................     1,863,000         93,000
                                                      -----------    -----------
                                                      $3,661,000     $2,107,000
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

         In July 1999, the Company entered into an amendment of the Domestic Facility related to an additional advance of $350,000. Under the terms of the Amendment, the additional advance was repaid prior to September 30, 1999. In addition, such Amendment required the Company to paydown $350,000 of the Domestic Facility's term loan upon the sale of the property owned by Capital Source Partners. Such sale of property and a resulting paydown was not completed (see Note 7). The Company obtained a waiver of such default as of December 31, 1999 and made the required $350,000 paydown upon the closing of the sale of the DTS shares (see Note 4) in January 2000. The Domestic Facility agreement required compliance with certain other covenants and conditions. The Company was in compliance with all such covenants as of December 31, 1999, except for the adjusted net worth covenant. The Domestic Facility also restricted payment of any dividends. The Domestic Facility was replaced by a new credit facility on August 16, 2000 (see below).

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


         On August 16, 2000, the Company obtained a credit facility from Wells Fargo Business Credit, Inc. This facility provides for a revolving loan of up to $3,000,000 secured by the Company's inventory and accounts receivable and a term loan in the amount of $687,000 secured by the Company's machinery and equipment. The Company's President and CEO provided a limited personal guarantee on these loans. As consideration for this guarantee, the President and CEO received a guarantee fee, approved by the board of directors, in the amount of $35,000. On January 26, 2001, Wells Fargo Business Credit Inc. released the guarantee. No further amounts are due in connection with this guarantee. The annual interest rate on both portions of the credit facility is the prime rate (9.5% at December 31, 2000) plus 2%. The facility contains a performance based interest reduction feature. The terms of the agreement provide for a reduction in the interest rate to the prime rate plus 1.5% if the consolidated net income of XET Corporation and CXR Telcom exceeds $250,000 for the year ended December 31, 2000 or the prime rate plus 1% if the consolidated net income of XET Corporation and CXR Telcom exceeds $500,000 for the year ended December 31, 2000. The balance outstanding under the revolving loan was $1,798,000 on December 31, 2000. There was $1,202,000 of additional borrowings available as of December 31, 2000. The credit facility expires on August 16, 2003. The Company's foreign subsidiaries have obtained credit facilities with Lloyds Bank in England, Banc National de Paris, Societe Generale and Banque Hervet in France and Johan Tokyo Credit Bank in Japan.

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

         The Company borrowed $250,000 from a third party on a short-term basis on December 31, 1998. This loan bore interest at 10% and was repaid in 1999. In addition, the Company had an outstanding note with a balance of $250,000 at December 31, 1998 in connection with the sale of its XCEL Arnold Circuits, Inc. subsidiary (Note 4). This loan bore no interest and was payable on demand. During 1999, the balance of the outstanding note payable was offset against the note receivable received in connection with the sale of XCEL Arnold Circuits (Note 4). The note payable and note receivable related to XCEL Arnold Circuits were entered into with an individual who beneficially owned approximately 5% of the Company's common stock.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


(9)      LONG-TERM DEBT

         A summary of long-term debt follows:

                                                         2000            1999
                                                         ----            ----
Term notes payable to commercial lender (a)         $   370,000     $   955,000
Term notes payable to foreign banks (b)                  41,000         108,000
Capitalized lease obligations (c)                       129,000         201,000
Other promissory notes                                  356,000         267,000
                                                    ------------    ------------
                                                        896,000       1,531,000
Current portion                                        (614,000)     (1,388,000)
                                                    ------------    ------------
                                                    $   282,000     $   143,000
                                                    ============    ============
----------
         (a) Two term notes payable to commercial lenders bearing interest at the lender's prime rate (9.5% at December 31, 2000) plus 2%. The facility contains a performance-based interest reduction feature. The terms of the agreement provide for a reduction in the interest rate to the prime rate plus 1.5% if the consolidated net income of XET Corporation and CXR Telcom exceeds $250,000 for the year ended December 31, 2000 or the prime rate plus 1% if the consolidated net income of XET Corporation and CXR Telcom exceeds $500,000 for the year ended December 31, 2000. The notes are collateralized by machinery and equipment and are payable in total monthly principal installments (aggregating $57,000 at December 31, 2000), plus interest through final maturity date of September 1, 2005.

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

         Principal maturities related to long-term debt as of December 31, 2000 are as follows:

                     YEAR ENDING DECEMBER 31,                    AMOUNT
                     ------------------------                    ------
                               2001                             $614,000
                               2002                              187,000
                               2003                               82,000
                               2004                                8,000
                               2005                                5,000
                                                                ---------
                                                                        $896,000
                                                                =========

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


(10)     REDEEMABLE PREFERRED STOCK

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

         The Series A and Series B redeemable preferred stock was retired as part of the sale of the XCEL Arnold Circuits subsidiary in March 1998 (see Note
4).

         The following table reflects the Series A and Series B redeemable preferred stock activity:

                                                   Series A Redeemable       Series B Redeemable
                                                     Preferred Stock           Preferred Stock
                                                 -----------------------   -----------------------
                                                   Number                    Number
                                                 of Shares      Amount     of Shares      Amount
                                                 ----------   ----------   ----------   ----------
Balance at December 31, 1997 .................       1,000      306,000        1,000      408,000
Accretion of preferred stock .................          --        7,000           --        7,000
Cancellation of stock upon sale of  subsidiary      (1,000)    (313,000)      (1,000)    (415,000)
                                                 ----------   ----------   ----------   ----------
Balance at December 31, 1998, 1999 and 2000 ..          --    $      --           --    $      --
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

         The Company received net proceeds totaling approximately $1,843,000 after deduction of commissions and transaction-related expenses. Under the original certificate of designation, the New Preferred Shares were convertible into common stock of the Company at the option of the holder thereof at any time after the ninetieth (90th) day of issuance thereof at the conversion price per share of New Preferred Shares equal to $10,000 divided by the lesser of (x) $1.26 and (y) One Hundred Percent (100%) of the arithmetic average of the three lowest closing bid prices over the forty (40) trading days prior to the exercise

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


date of any such conversion. Also under the original certificate of designation, no more than 20% of the aggregate number of New Preferred Shares originally purchased and owned by any single entity could be converted in any thirty (30) day period after the ninetieth (90th) day from issuance. In the event of any liquidation, dissolution or winding up of the Company, the holders of shares of New Preferred Shares are entitled to receive, prior and in preference to any distribution of any assets of the Company to the holders of the Company's common stock, an amount per share equal to $10,000 for each outstanding New Preferred Share. Any unconverted New Preferred Shares may be redeemed at the option of the Company for cash at a per share price equal to $11,500 per New Preferred Share and any New Preferred Shares which remain outstanding as of May 22, 2003 are subject to mandatory redemption by the Company at the same per-share redemption price. The excess of the redeemable value over the carrying value is being accreted by periodic charges to retained earnings over the original life of the issue.

         In November 1998, the holders of the New Preferred Shares agreed to revise the certificate of designations relating to the New Preferred Shares to provide that: (i) the conversion price would be fixed at $10,000 divided by $0.50 for so long as the Company's common stock continued to be traded on the Nasdaq SmallCap Market and the Company did not conduct a reverse split of its outstanding common stock; and (ii) the Company would not exercise its redemption rights for the outstanding shares of the New Preferred Shares for six months. The agreement also provided that the existing restriction on the right of each holder of the New Preferred Shares to convert more than 20% of the aggregate number of shares of the New Preferred Shares originally purchased by such holder in any 30-day period would be eliminated. Also, the agreement provided that the Company would replace the existing warrants, which warrants had an exercise price of $1.25 per share, with warrants that had an exercise price of $0.75 per share. In connection with the repricing of the warrants, the Company recognized $52,000 of non-cash expense in 1998. This expense represents the excess of the fair value of the warrants after repricing over the fair value of the warrants immediately before the repricing. The estimated fair values of the old and revised warrants was calculated using a Black-Scholes pricing model with the following assumptions: no dividend yield, expected volatility of 58%; a risk free interest rate of 5%; and an expected life of 2.7 years.

         The Company inadvertently failed to obtain the required approval of the Company's common stockholders and to file an amended certificate of designations to effectuate the amendments to the certificate of designations that were contained in the November 1998 agreement. However, between November 18, 1998 and March 26, 1999, the holders of the New Preferred Shares converted shares of the New Preferred Shares into shares of common stock at the rate of 20,000 shares of common stock per share of the New Preferred Shares, as agreed to in the November 1998 agreement. Use of the $10,000 divided by $0.50 conversion price in four of the conversions resulted in the stockholders receiving an aggregate of 46,437 more shares of common stock than they would have received under the original conversion price formula that was contained in the certificate of designations. The Company has determined, however, that the excess shares were in fact validly issued under Delaware law.

         In May 1999, the Company's common stock was delisted from the Nasdaq SmallCap Market due to a failure to meet Nasdaq's minimum closing bid price listing requirement, and the Company's common stock began trading on the OTC Electronic Bulletin Board (see Note 11). Based upon the terms of the November 1998 agreement, the conversion price of the New Preferred Shares reverted back to the floating conversion price shown in the certificate of designations, which conversion price was $10,000 divided by the lesser of $1.26 and 100% of the arithmetic average of the three lowest closing bid prices over the 40 trading days prior to a conversion.

         In December 1999, two institutional investors sold all of their outstanding New Preferred Shares and the prorated portion of warrants applicable to the then outstanding New Preferred Shares. The purchasers of such New Preferred Shares and prorated warrants included an executive officer of the Company and certain related parties. Also in December 1999, the holders of the
59.5 outstanding shares of the New Preferred Shares agreed to modify the conversion ratio to a fixed factor of $10,000 divided by $0.1979, or 50,530 shares of common stock per New Preferred Share, in exchange for a reduction in the exercise price of the warrants to $.25 per share and an extension of the expiration date of the warrants to December 2002. In the event a holder of the New Preferred Shares had converted its New Preferred Shares to common stock immediately before the December 1999 agreement, each New Preferred Share would have been converted into approximately 52,632 shares of common stock at a per share conversion price of $10,000 divided by $0.19, based on the original conversion ratio. In connection with the repricing of the warrants, the Company recognized $91,000 of non-cash expense in 1999. This expense represents the excess of the fair value of the warrants after repricing over the value of the warrants immediately before the repricing. The estimated fair values of the old and revised warrants was calculated using a Black-Scholes pricing model with the following assumptions: no dividend yield, expected volatility of 81%; a risk free interest rate of 6%; and an expected life of 1.5 and 3 years, respectively.

         The Company filed an amended certificate of designation with the Delaware Secretary of State to give effect to the December 1999 agreements by fixing the conversion price of the New Preferred Shares at $10,000 divided by $0.1979. However, because the Company inadvertently failed to obtain approval of the Company's common stockholders for the amendment to the certificate of designation, the amendment was invalid under the Delaware General Corporation Law. However, in June 2000, a holder of New Preferred Shares converted 34.5 shares of the New Preferred Shares into 1,743,285 shares of common stock based upon the $10,000 divided by $0.1979 per share conversion price that the Company and the holders of the New Preferred Shares believed to be in effect. This conversion resulted in the issuance of 1,048,654 more shares of common stock than would otherwise have been issued upon conversion of the 34.5 shares of the New Preferred Shares under the certificate of designations that was then in effect. The Company has determined, however, that the excess shares were in fact validly issued under Delaware law.

         In November 2000, the Company realized that the modifications to the conversion price of the Series A Preferred Stock were invalid because the Company had inadvertently failed to obtain common stockholder approval for the modifications to the certificate of designations and had also inadvertently failed to file an amendment reflecting the November 1998 modifications. The Company's board of directors distributed proxy materials requesting that holders of the Company's common stock and the New Preferred Shares approve an amendment to the certificate of designations that provided for a fixed conversion price of $10,000 divided by $0.1979 and an amendment to the certificate of incorporation that increased the authorized shares of common stock from 25,000,000 to 50,000,000. The amendments were approved at a special meeting of stockholders that was held on January 16, 2001. The Company filed the amendments with the Delaware Secretary of State on January 22, 2001, so that after that date, each outstanding share of Series A Preferred Stock was convertible into 50,530 shares of common stock.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



         The following table reflects the convertible redeemable preferred stock activity:

                                                     Number
                                                    of Shares          Amount
                                                    ---------       ------------
Balance at December 31, 1997                            --          $         0
Preferred stock issued                                 200            1,837,000
Conversion to common stock                             (39)            (367,000)
Accretion of preferred stock                            --               46,000
Balance at December 31, 1998                           161          $ 1,516,000
                                                    ---------       ------------
Conversion to common stock                            (101.5)          (969,000)
Accretion of preferred stock                            --               41,000
                                                    ---------       ------------
Balance at December 31, 1999                            59.5            588,000
Conversion to common stock                             (34.5)          (349,000)
Accretion of preferred stock                            --               20,000
                                                    ---------       ------------
Balance at December 31, 2000                            25.0        $   259,000
                                                    =========       ============

(11)     STOCKHOLDERS' EQUITY

STOCK OPTIONS AND WARRANTS

         The Company has the ability to issue options to purchase its common stock under the following arrangements:

         o Employee Stock and Stock Option Plan, effective July 1, 1994, providing for non-qualified stock options as well as restricted and non-restricted stock awards to both employees and outside consultants. Up to 520,000 shares may be granted or optioned under this plan. Terms of related grants under the plan are at the discretion of the Board of Directors.
         o Stock Option Plan adopted in 1993, providing for the granting of up to 300,000 incentive stock options to purchase stock at not less than the current market value on the date of grant. Options granted under this plan vest ratably over three years and expire 10 years after date of grant.
         o The MicroTel International, Inc. 1997 Stock Incentive Plan (the "1997 Plan") provides that options granted may be either qualified or nonqualified stock options and are required to be granted at fair market value on the date of grant. Subject to termination of employment, options may expire up to ten years from the date of grant and are nontransferable other than in the event of death, disability or certain other transfers that the committee of the Board of Directors administering the 1997 Plan may permit. Up to 1,600,000 stock options may be granted under the 1997 Plan. All outstanding options of former optionholders under the XET 1987 Employee Stock Option Plan were converted to options under the 1997 Plan as of the date of the merger between the Company and XET at the exchange rate of 1.451478 (see Note 3).

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


         o The 2000 Stock Option Plan (the "2000 Plan"), was adopted by the board of directors in November 2000 and approved by the stockholders on January 16, 2001. Under the 2000 Plan, options granted may be either qualified or nonqualified options. Qualified options must have an exercise price of not less than the fair market value of a share of common stock on the date of grant. Nonqualified options must have an exercise price of not less than 85% of the fair market value of a share of common stock on the date of grant. Up to 2,000,000 options may be granted under the 2000 Plan. No option may be exercised more than ten years after the date of grant.

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

         The following table shows activity in the outstanding options for the years ended December 31, 2000, 1999 and 1998:

                                                        Weighted
                                                        Average
                                         2000           Exercise           1999             1998
                                        Shares           Price            Shares           Shares
                                        ------           -----            ------           ------
Outstanding at beginning of year      1,602,000        $   1.46          2,069,000        2,021,000
Granted                                 235,000            0.50            430,000          200,000
Exercised                               (90,000)           0.20                 --               --
Canceled                               (293,000)           1.70           (897,000)        (152,000)
                                     ---------------------------------------------------------------
Outstanding at end of year            1,454,000        $   1.34          1,602,000        2,069,000
                                     ===============================================================

         The following table summarizes information with respect to stock options at December 31, 2000:

                             Options Outstanding                        Options Exercisable
                      --------------------------------                -----------------------
                         Number       Weighted Average                  Number
      Range of        Outstanding        Remaining        Weighted    Exercisable    Weighted
      Exercise        December 31,    Contractual Life    Average     December 31,    Average
       Price              2000            (Years)          Price          2000        Price
    -----------       -------------   ----------------   ----------   ------------   --------
$.20 to $1.00              565,000          9.1             $0.32         340,000      $0.20
$1.01 to $2.00             761,000          4.5             $1.80         761,000      $1.80
$2.01 to $3.00              35,000          4.8             $2.79          35,000      $2.79
$3.01 to $4.00              93,000          4.0             $3.17          93,000      $3.17
                      -------------                                   ------------
$.20 to $4.00            1,454,000          6.3             $1.34       1,229,000      $1.49
                      =============                                   ============

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

         As a result of the merger with XET (Note 3), the Company experienced a more than 50% ownership change for federal income tax purposes. As a result, an annual limitation will be placed upon the Company's ability to realize the benefit of its net operating loss and credit carryforwards. The amount of this annual limitation, as well as the impact of the application of other possible limitations under the consolidated return regulations, has not been definitively determined at this time. Management believes sufficient uncertainty exists regarding the realizability of the deferred tax asset items and that a valuation allowance, equal to the net deferred tax asset amount, is required.

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
                                                        =========================================

         The computation of diluted loss per share for 1999 and 1998 excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants because their effect was antidilutive due to losses incurred by the Company. See summary of outstanding stock options and warrants in Note 11.

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

The future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

               Year Ending December 31,                  Amount
               ------------------------                  ------
                         2001                          $   995,000
                         2002                              757,000
                         2003                              255,000
                         2004                              205,000
                                                       ------------
                                                       $ 2,212,000
                                                       ============

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


LITIGATION

         The Company and its subsidiaries are, from time to time, involved in legal proceedings, claims and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist. Therefore, it is possible the outcome of such legal proceedings, claims and litigation could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period. However, based on facts currently available, management believes such matters will not have a material adverse affect on the Company's consolidated financial position, results of operations or cash flows. During the fourth quarter of 2000, the Company settled two outstanding lawsuits for approximately $90,000 less than the amount previously accrued. Accordingly, the Company reversed a portion of the accruals related to the lawsuits in the amount of $90,000 which were determined to no longer be necessary. Currently, there are no legal proceedings pending.

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

         During the third quarter of 1999, the Company entered into a settlement agreement with David Scheinfeld. The Company agreed to pay $75,000 payable in an initial payment of $6,250 and eleven monthly payments of $6,250 thereafter without interest. The unpaid amount due as of December 31, 1999, aggregating $50,000, is presented in other promissory notes (Note 9) in the accompanying 1999 consolidated balance sheet. The balance was paid in full in 2000.

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

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


         In December 1997, Elk International Corporation Limited ("Elk"), a stockholder of the Company, brought an action in Texas against the Company's current Chairman and an unrelated party, alleging certain misrepresentations during the merger discussions between XET and the Company. In February 1999, Elk filed suit against the Company, the current Chairman and the Company's general counsel in connection with a stop transfer placed by the Company on certain common shares held by Elk.

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

EXECUTIVE MANAGEMENT

         Effective January 1, 2001, the Company and Carmine T. Oliva, its Chief Executive Officer, entered into a new employment agreement, providing for an annual base salary of $250,000, with annual merit increases for an initial period of five years with two renewal periods of two years and a severance agreement of at least three years salary during the initial period.

(15)     SEGMENT AND MAJOR CUSTOMER INFORMATION

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

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


         In October 2000, the Company decided to discontinue its circuits segment operations. At that time the circuits segment operations consisted of XCEL Etch-Tek, a wholly owned subsidiary and XCEL Circuits Division ("XCD"), a division of XET Corporation, a wholly-owned subsidiary of the Company. XCEL Etch-Tek was offered for sale (see Note 4). XCD is essentially a captive supplier of printed circuit boards to the electronic components segment with total sales to external customers of $173,000 and $167,000 for the years ended December 31, 2000 and 1999, respectively. XCD has been retained and is now included in the electronics components segment. Accordingly, all current and prior financial information related to the circuits segment operations have been presented as discontinued operations in the accompanying consolidated financial statements, with the exception of XCD which has been included in the current and prior financial information related to the electronics components segment in the accompanying consolidated financial statements.

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
                                                      =============================================

Profit (loss) from continuing operations
----------------------------------------
   before income taxes
   -------------------
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

Assets
------
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

Interest Expense
----------------
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

(16)     DISCONTINUED OPERATIONS

         In October 2000, the Company decided to discontinue its circuits segment operations. At that time, the circuits segment operations consisted of XCEL Etch Tek, a wholly-owned subsidiary and XCEL Circuits Division ("XCD"), a division of XET Corporation, a wholly-owned subsidiary of the Company. During 1998 and 1999, the Company sold substantially all of the assets of two other circuits operations, HyComp and XCEL Arnold Circuits (see Note 3). XCD is essentially a captive supplier of printed circuit boards to the electronic components segment with total sales to external customers of $173,000 and $167,000 for the years ended December 31, 2000 and 1999, respectively. XCD has been retained and is now included in the electronics components segment. Accordingly, all current and prior financial information related to the circuits segment operations (XCEL Etch Tek, HyComp and XCEL Arnold) has been presented as discontinued operations in the accompanying consolidated financial statements.

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
                                      ==========================================

         The net assets and liabilities relating to the circuits segment have been included in net assets (liabilities) of discontinued operations in the accompanying consolidated balance sheets and are summarized as follows:

                                                          2000          1999
                                                          ----          ----

Accounts receivable                                   $       --    $  351,000
Inventories                                                   --       135,000
Other current assets                                          --       152,000
Property, plant and equipment                                 --       627,000
                                                      -------------------------
Total assets                                          $       --    $1,265,000
                                                      =========================

Accounts payable and accrued expenses                     15,000        75,000
Long-term debt                                                --        57,000
                                                      -------------------------
Total liabilities                                         15,000       132,000
                                                      =========================

Net assets (liabilities) of discontinued operations   $  (15,000)   $1,133,000
                                                      =========================
(17)     NEW ACCOUNTING PRONOUNCEMENTS

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


(18)     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

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

         The 2000 and 1999 quarterly results of operations for the periods presented above have been restated to reflect discontinued operations resulting from the Company's decision to discontinue its Circuits segment in October 2000. (See Note 16.)

                                     MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                                                      SCHEDULE II
                                           VALUATION AND QUALIFYING ACCOUNTS
                                      YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                Additions     Transfers
                                                Balance at     Charged to         to         Deductions
                                               Beginning of     Costs and    Discontinued   Write-offs of   Balance at
Description                                        Year         Expenses      Operations      Accounts      End of Year
-----------                                     -----------    -----------    -----------   -----------     -----------
Allowance for doubtful accounts:
     Year ended December 31, 2000               $  191,000     $   47,000     $        -    $ (127,000)     $  111,000
     Year ended December 31, 1999                  258,000         36,000          6,000      (109,000)        191,000
     Year ended December 31, 1998                  241,000         97,000        (17,000)      (63,000)        258,000
                                                ===========    ===========    ===========   ===========     ===========

Allowance for inventory obsolescence:
     Year ended December 31, 2000                1,381,000        893,000              -    (1,105,000)      1,169,000
     Year ended December 31, 1999                1,760,000      1,145,000         (1,000)   (1,523,000)      1,381,000
     Year ended December 31, 1998                1,856,000        885,000         (6,000)     (975,000)      1,760,000
                                                ===========    ===========    ===========   ===========     ===========

                                INDEX TO EXHIBITS

Exhibit
Number         Description
------         -----------

2.1 Merger Agreement dated December 31, 1996 between XET Corporation, XET Acquisition, Inc. and the Registrant (1)

2.2 Share Exchange Agreement among CXR Telcom Corporation, the Registrant and Eric P. Bergstrom, Steve T. Robbins and Mike B. Peterson, Dated October 17, 1997 (2)

2.3 Indemnity Escrow Agreement among CXR Telcom Corporation, the Registrant, Eric P. Bergstrom, Steve T. Robbins and Mike B. Peterson and Gallagher, Briody & Butler, Dated October 17, 1997 (2)

2.4 Form of Contingent Stock Agreement among CXR Telcom Corporation, the Registrant, Critical Communications Incorporated, Mike B. Peterson, Eric P. Bergstrom and Steve T. Robbins, Dated October 17, 1997 (2)

2.5 Form of Severance Agreement among CXR Telcom Corporation, Critical Communications Incorporated, Mike B. Peterson, Eric P. Bergstrom and Steve T. Robbins, Dated October 17, 1997 (2)

2.6 Asset Purchase Agreement dated January 9, 1998 among Arnold Circuits, Inc, BNZ Incorporated, Robert Bertrand, XCEL Arnold Circuits, Inc., XET Corporation and Mantalica & Treadwell (2)

2.7 Addendum No. 1 to Asset Purchase Agreement, among Arnold Circuits, Inc, BNZ Incorporated, Robert Bertrand, XCEL Arnold Circuits, Inc., XET Corporation and Mantalica & Treadwell, Dated March 31, 1998 (2)

2.8 Bill of Sale and Assignment and Assumption Agreement between XCEL Arnold Circuits, Inc. and Arnold Circuits, Inc., Dated March, 31 1998
         (2)

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

2.14 Promissory Note between XET Corporation and Arnold Circuits, Inc. Dated March 31, 1998 (2)

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

2.19 Share Purchase Agreement dated December 29, 1999 between the Registrant and Wi-Lan Inc. (15)

2.20 Share Purchase Agreement dated April 17, 2000 between XCEL Power Systems Limited and the stockholders of The Belix Company Limited (4)

2.21 Asset Purchase Agreement effective September 1, 2000 by and among the Registrant, CXR Telcom Corporation and T-Com, LLC (5)

2.22 Bill of Sale and Assignment and Assumption Agreement dated as of September 22, 2000 between T-Com, LLC and CXR Telcom Corporation (5)

2.23 Letter agreement dated October 2, 2000 among the Registrant, CXR Telcom Corporation and T-Com, LLC relating to Asset Purchase Agreement by and among the same parties (5)

2.24 Asset Purchase Agreement dated as of November 15, 2000 by and among XET Corporation, the Registrant, Bryan Fuller, Tama-Lee Mapalo and Etch-Tek Electronics Corporation (6)

2.25 Asset Purchase Agreement dated as of July 31, 1995 by and among BNZ Incorporated, Robert Bertrand, and XCEL Arnold Circuits, Inc. (16)

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

10.3     1997 Stock Incentive Plan (10) (#)

10.4     2000 Stock Option Plan (11) (#)

10.5 Employment Agreement dated October 15, 1997 between the Registrant and Carmine T. Oliva (15)(#)

10.6 Employment Agreement dated May 1, 1998 between the Registrant and Graham Jefferies (15)(#)

10.7 Credit and Security Agreement dated as of August 16, 2000 by and among XET Corporation, CXR Telcom Corporation and Wells Fargo Business Credit, Inc. (5)

10.8 Revolving Note dated August 16, 2000 in the principal sum of $3,000,000 made by CXR Telcom Corporation and XET Corporation in favor of Wells Fargo Business Credit, Inc. (5)

10.9 Term Note dated August 16, 2000 in the principal sum of $646,765 made by XET Corporation in favor of Wells Fargo Business Credit, Inc. (5)

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

10.11 Guarantee dated August 16, 2000 made by Carmine T. Oliva in favor of Wells Fargo Business Credit, Inc. (5)

10.12 Waiver of Interest dated August 16, 2000 made by Georgeann Oliva in favor of Wells Fargo Business Credit, Inc. (5)

10.13 Guarantee dated August 16, 2000 made by the Registrant in favor of Wells Fargo Business Credit, Inc. (5)

10.14 Guarantor Security Agreement dated August 16, 2000 made by the Registrant in favor of Wells Fargo Business Credit, Inc. (5)

10.15 Loan and Security Agreement between Congress Financial Corporation (Western) and the Registrant, XET Corporation, CXR Telcom Corporation and HyComp, Inc. dated June 23, 1998 (8)

10.16 Security Agreement between Congress Financial Corporation (Western) and XET Corporation dated June 23, 1998 (8)

10.17 Lease agreement between the Registrant and Property Reserve Inc. dated September 16, 1999 (12)

10.18 Lease agreement between XET, Inc. and Rancho Cucamonga Development dated August 30, 1999 (12)

10.19 Lease Agreement between SCI Limited Partnership-I and CXR Telcom Corporation, Dated July 28, 1997 (13)

10.20    Lease agreement between XET Corporation and P&S Development (14)

10.21 General Partnership Agreement between XET Corporation and P&S Development (14)

10.22    Lease Agreement between XCEL Arnold Circuits, Inc. and RKR Associates
         (14)

10.23 Letter dated January 26, 2001 from Wells Fargo Business Credit, Inc. confirming the release of Guarantee dated August 16, 2000 (16)

10.24 Employment Agreement dated as of January 1, 2001 between the Registrant and Carmine T. Oliva (#) (16)

21.1     Subsidiaries of the Registrant (15)

23.1     Consent of BDO Seidman, LLP, Independent Certified Public Accountants

----------
(#) Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit.
(1) Incorporated by reference to the Registrant's current report on Form 8-K for January 6, 1997 filed January 21, 1997 (File No. 1-10346)
(2) Incorporated by reference to the Registrant's annual report on Form 10-K for the year ended December 31, 1997 (File No. 1-10346)
(3) Incorporated by reference to the Registrant's interim report on Form 10-Q for the three months ended March 31, 1999 (File No. 1-10346)
(4) Incorporated by reference to the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-10346)
(5) Incorporated by reference to the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-10346)
(6) Incorporated by reference to the Registrant's current report on Form 8-K for November 15, 2000 (File No. 1-10346)

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the Registrant has duly caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of May, 2001.


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


SIGNATURE                              CAPACITY                       DATE
---------                              --------                       ----


/S/ Carmine T. Oliva           Chairman of the Board, President,    May 25, 2001
-----------------------------  Chief Executive Officer (Principal
Carmine T. Oliva               Executive Officer) and Director



/S/ Randolph D. Foote          Chief Financial Officer              May 25, 2001
-----------------------------  (Principal Accounting and
Randolph D. Foote              Financial Officer)



/S/ Laurence P. Finnegan, Jr.  Director                             May 25, 2001
-----------------------------
Laurence P. Finnegan, Jr.


/S/ Robert B. Runyon           Director                             May 25, 2001
-----------------------------
Robert B. Runyon

                         EXHIBITS FILED WITH THIS REPORT

Exhibit
Number   Description
------   -----------

23.1     Consent of BDO Seidman, LLP, Independent Certified Public Accountants

                                                                    EXHIBIT 23.1


               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors

MicroTel International, Inc.



We hereby consent to the incorporation by reference in the Registration Statements (Nos. 333-74281, 333-71035, 333-69571, 333-12567, 33-22518, 33-27454,
33-77926, 33-32271 and 33-32771) on Form S-8 of our report dated March 3, 2001, relating to the consolidated financial statements and financial statement schedule of MicroTel International, Inc. appearing in Amendment No. 2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


                                                     /S/ BDO SEIDMAN, LLP


Orange County, California
May 25, 2001