Form 10-Q/A
period 2000-06-30
MICROTEL INTERNATIONAL INC
filed 2001-05-29
CIK 854852

================================================================================


                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 3
                                       TO
                                    FORM 10-Q

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

         Indicated by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

         As of May 15, 2001, there were 20,570,415 shares of the issuer's common stock, $.0033 par value, outstanding.


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

SIGNATURES.................................................................21

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                     June 30,
                                                       2000         Dec. 31,
                                                    (Restated)        1999
ASSETS                                               ---------      ---------
                                                    (Unaudited)

Cash and cash equivalents                            $    391       $    481
Short-term investments                                    799             --
Accounts receivable, net                                6,256          6,519
Inventories                                             4,941          4,181
Other current assets                                    1,274            578
                                                     ---------      ---------
      Total current assets                             13,661         11,759
Property, plant and equipment-net                       1,378          1,393
Goodwill, net                                           2,544          1,507
Investment in unconsolidated affiliates                    --          1,240
Other assets                                              492            722
                                                     ---------      ---------
                                                     $ 18,075       $ 16,621
                                                     =========      =========
LIABILITIES, REDEEMABLE PREFERRED STOCK
 AND STOCKHOLDERS' EQUITY
Notes payable                                        $  3,125       $  2,107
Current portion of long-term debt                       1,438          1,422
Accounts payable                                        5,263          4,771
Accrued expenses                                        2,867          2,985
                                                     ---------      ---------
      Total current liabilities                        12,693         11,285
Long-term debt, less current portion                      219            165
Other liabilities                                         652            782
                                                     ---------      ---------
      Total liabilities                                13,564         12,232
Convertible redeemable preferred stock,
 $10,000 unit value. Authorized 200
 shares; issued and outstanding 25
 shares and 59.5 shares (aggregate
 liquidation preference of $250 and
 $595, respectively)
                                                          253            588
Stockholders' equity:
  Preferred stock, $0.01 par value
   Authorized 10,000,000 shares; 0
   shares issued and outstanding                           --             --
  Common stock, $.0033 par value
   Authorized 25,000,000 shares;
   issued and outstanding 20,509,000
   and 16,812,000 shares                                   68             60
  Additional paid-in capital                           24,282         23,726
  Accumulated deficit                                 (19,726)       (19,759)
  Accumulated comprehensive loss                         (366)          (226)
                                                     ---------      ---------
Total stockholders' equity                              4,258          3,801
                                                     ---------      ---------
                                                     $ 18,075       $ 16,621
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

EFFECT

         The effect of the above changes was to increase net income by $97,000 and $59,000 for the three and six months ended June 30, 2000, respectively. Basic and diluted earnings per share increased by $0.005 and $0.002 for the three and six months ended June 30, 2000. Additional paid in capital decreased by $20,000 to $24,282,000 at June 30, 2000. Goodwill, net of amortization, decreased by $579,000 to $2,544,000 at June 30, 2000. In addition, current portion of long-term debt decreased by $71,000 to $1,438,000 and long-term debt, less current portion, decreased by $547,000 to $219,000.


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

                          MICROTEL INTERNATIONAL, INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(4) INVENTORIES

         Inventories consist of the following:

                                            June 30, 2000      December 31, 1999
                                          -----------------    -----------------
         Raw materials                    $      1,684,000     $      1,728,000
         Work-in-process                         1,558,000            1,199,000
         Finished goods                          1,699,000            1,254,000
                                          -----------------    -----------------
                                          $      4,941,000     $      4,181,000
                                          =================    =================

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

         On April 17, 2000, the Company finalized its acquisition of Belix Company, Ltd. ("Belix"), including its two subsidiaries. The Company purchased the capital stock of Belix for $790,000 cash and an earn-out for the former stockholders based on sales. In addition, the Company has recorded an accrual of approximately $384,000 for certain severance and relocation costs related to Belix and accrued approximately $107,000 for legal and other costs related to the acquisition. The Company has included accruals in the calculation of the cost of the acquisition. The acquisition of Belix has been accounted for as a purchase by the Company and resulted in approximately $1.3 million in goodwill, including $132,000 accrued for the earn-out at June 30, 2000. Belix is located in England, U. K. and is in the business of manufacturing power supplies for various applications. It will be integrated into the Company's existing power supply producer, XCEL Power Systems, Ltd.

                          MICROTEL INTERNATIONAL, INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(6) ACQUISITION AND DISPOSITION OF BUSINESSES (CONTINUED)

The assets acquired and liabilities assumed were as follows:

     Cash                                             $  208,000
     Accounts receivable                                 689,000
     Inventory                                           889,000
     Other assets                                        311,000
     Fixed assets                                        182,000
                                                      ----------
     Total assets acquired                            $2,279,000
                                                      ==========

     Accounts payable                                 $1,308,000
     Line of credit                                      423,000
     Notes payable                                       344,000
     Other long term debt                                 87,000
                                                      ----------
     Total liabilities assumed                        $2,162,000
                                                      ==========

     Net assets acquired                              $  117,000
     Accrual of severance and relocation costs          (384,000)
     Accrual of legal and other costs                   (107,000)
     Goodwill                                          1,296,000
                                                      ----------
     Adjusted purchase price                          $  922,000
                                                      ==========

     Initial purchase price                           $  790,000
     Earn-out accrual                                    132,000
                                                      ----------
     Adjusted purchase price                          $  922,000
                                                      ==========

The purchase price allocation is preliminary and is contingent upon a final audit of the acquired company's financial statements. The potential effect of such contingency would be to reduce the purchase price and allocation to the actual amount of assets acquired and liabilities assumed. As any shortfall in net assets acquired would result in a reduction of the purchase price, goodwill should not be effected. The ultimate resolution of this contingency is not expected to impact post-acquisition operating results. All dollar amounts indicated in this paragraph are derived from the conversion of British pounds into U. S. dollars at the conversion rate in effect at the time of the acquisition, with the exception of the earn-out accrual which is converted at the conversion rate in effect at June 30, 2000.

                          MICROTEL INTERNATIONAL, INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


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
                                       ================      ================

                          MICROTEL INTERNATIONAL, INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(9) REPORTABLE SEGMENTS (CONTINUED)

         The following is a reconciliation of the reportable segment loss and assets to the Company's consolidated totals:

                                             Six months ended   Six months ended
                                               June 30, 2000      June 30, 1999
                                             ----------------   ----------------
 Pretax income (loss)
 --------------------
 Total income (loss) loss for reportable
    segments                                 $       895,000    $    (1,141,000)
 Unallocated amounts:
    Gain on sale of assets of subsidiary                  --            331,000
    Equity in earnings of unconsolidated
       Write-down of note receivable                      --           (466,000)
    Warranty reserve reversal                        110,000                 --
    Unallocated general corporate expenses          (916,000)        (1,327,000)
                                             ----------------   ----------------
 Consolidated loss before income taxes       $        89,000    $    (1,876,000)
                                             ================   ================

                                                 June 30,           December 31,
                                                   2000                1999
                                             ----------------   ----------------
Assets
------
    Total assets for reportable segments     $    16,636,000    $    14,552,000
    Other assets                                   1,439,000          2,069,000
                                             ----------------   ----------------
 Total consolidated assets                   $    18,075,000    $    16,621,000
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
Segment             June 30, 2000        Net Sales          June 30, 1999          Net Sales
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

         As of May 15, 2001, we had outstanding 20,570,415 shares of common stock, of which 20,352,915 shares were unrestricted or were eligible for resale without registration under Rule 144 of the Securities Act of 1933 and 217,500 shares were in the process of being registered for resale under this prospectus. As of May 15, 2001, we also had outstanding options, warrants and preferred stock that were exercisable for or convertible into 6,618,930 shares of common stock. Of these, 1,648,924 shares of common stock underlying options were registered for resale, 1,505,430 shares of common stock underlying warrants were in the process of being registered for resale under this prospectus, and 2,763,250 shares of common stock underlying preferred stock and 250,000 shares of common stock underlying warrants were entitled to be registered for resale. Sales of a substantial number of shares of our common stock in the public market, or the perception that sales could occur, could adversely affect the market price for our common stock. Any adverse effect on the market price for our common stock could make it difficult for us to sell equity securities at a time and at a price that we deem appropriate.

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

         27.1     Financial Data Schedule*
--------

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

                                               MICROTEL INTERNATIONAL, INC.

Dated: May 22, 2001                        By: /s/ CARMINE T. OLIVA
                                              ---------------------------------
                                              Carmine T. Oliva, Chairman of the
                                              Board, Chief Executive Officer
                                              (principal executive officer)
                                              and President


                                           By:  /s/ RANDOLPH D. FOOTE
                                              ---------------------------------
                                              Randolph D. Foote, Chief Financial
                                              Officer (principal financial and
                                              accounting officer)