Form 10-Q/A
period 2000-09-30
MICROTEL INTERNATIONAL INC
filed 2001-05-29
CIK 854852

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

EFFECT

         The effect of the above changes was to increase net income from continuing operations by $20,000 and $37,000 for the three and nine months ended September 30, 2000, respectively and increase net loss from continuing operations by $19,000 and $93,000 for the three and nine months ended September 30, 1999, respectively. Basic and diluted earnings per share from continuing operations remained unchanged for the three and nine months ended September 30, 2000. Basic and diluted loss per share from continuing operations increased by $0.01 and $0.00 for the three and nine months ended September 30, 1999, respectively. Loss from operations of discontinued segment decreased by $16,000 and $58,000 for the three and nine months ended September 30, 2000, respectively, and $19,000 and $93,000 for the three and nine months ended September 30, 1999, respectively. Basic and diluted loss per share from discontinued operations remained unchanged for the three and nine months ended September 30, 2000. Basic and diluted loss per share from discontinued operations decreased by $0.01 and $0.00 for the three and nine months ended September 30, 1999. Total basic and diluted earnings (loss) per share remained unchanged for all periods presented. Additional paid in capital decreased by $20,000 to $24,359,000 at September 30, 2000. Goodwill, net of amortization, decreased by $424,000 to $2,762,000 at September 30, 2000. In addition, current portion of long-term debt decreased by $21,000 to $711,000 and long-term debt, less current portion, decreased by $478,000 to $708,000.

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

         On April 17, 2000, the Company finalized its acquisition of Belix Company, Ltd., ("Belix") including its two subsidiaries. The Company purchased the capital stock of Belix for $790,000 cash and an earn-out for the former stockholders based on sales. The Company has recorded an additional accrual of approximately $384,000 for certain severance and relocation costs related to Belix and accrued approximately $107,000 for legal and other costs related to the acquisition. The Company has included accruals in the calculation of the cost of the acquisition. The acquisition of Belix has been accounted for as a purchase by the Company and resulted in approximately $1.3 million of goodwill, including $176,000 accrued for the earn-out at September 30, 2000. Belix is located in England, U. K. and is in the business of manufacturing power supplies for various applications. Belix has been integrated into the Company's existing power supply producer, XCEL Power Systems, Ltd. The assets acquired and liabilities assumed were as follows:

         Cash                                                       $  208,000
         Accounts receivable                                           689,000
         Inventory                                                     889,000
         Other assets                                                  311,000
         Fixed assets                                                  182,000
                                                                    -----------
         Total assets acquired                                      $2,279,000
                                                                    ===========

         Accounts payable                                           $1,308,000
         Line of credit                                                423,000
         Notes payable                                                 344,000
         Other long term debt                                           87,000
                                                                    -----------
         Total liabilities assumed                                  $2,162,000
                                                                    ===========

         Net assets acquired                                        $  117,000
         Accrual of severance and relocation costs                    (384,000)
         Accrual of legal and other costs                             (107,000)
         Goodwill                                                    1,340,000
                                                                    -----------
         Adjusted purchase price                                    $  966,000
                                                                    ===========

         Initial purchase price                                     $  790,000
         Earn-out accrual                                              176,000
                                                                    -----------
         Adjusted purchase price                                    $  966,000
                                                                    ===========

                          MICROTEL INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


(6) ACQUISITION AND DISPOSITION OF BUSINESSES (CONTINUED)

         The purchase price allocation is preliminary and is contingent upon a final audit of the acquired company's financial statements. The potential effect of such contingency would be to reduce the purchase price and allocation to the actual amount of assets acquired and liabilities assumed. As any shortfall in net assets acquired would result in a reduction of the purchase price, goodwill should not be effected. The ultimate resolution of this contingency is not expected to impact post-acquisition operating results. All dollar amounts indicated in this paragraph are derived from the conversion of British pounds into U. S. dollars at the conversion rate in effect at the time of the acquisition, with the exception of the earn-out accrual which is converted at the conversion rate in effect at September 30, 2000.

         On September 22, 2000, the Company completed the acquisition, effective as of August 1, 2000, of substantially all of the assets of T-Com, LLC, a Delaware limited liability company ("T-Com"), and assumed certain liabilities of T-Com. The liabilities assumed consisted mostly of accounts payable, accrued payroll expenses and accrued commissions. The assets purchased are valued at approximately $1,322,000, and the liabilities assumed are approximately $687,000 allocated as follows:

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


(6) ACQUISITION AND DISPOSITION OF BUSINESSES (CONTINUED)

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


(6) ACQUISITION AND DISPOSITION OF BUSINESSES (CONTINUED)

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

                                               F-14

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