Form 10-Q
period 2001-06-30
MICROTEL INTERNATIONAL INC
filed 2001-08-14
CIK 854852

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended JUNE 30, 2001

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

         Indicated by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

         As of August 10, 2001, there were 20,570,703 shares of the issuer's common stock, $.0033 par value, outstanding.

================================================================================


ITEM 1. FINANCIAL STATEMENTS.

    Consolidated Condensed Balance Sheets as of June 30, 2001 (unaudited)
       and December 31, 2000.................................................................  2

    Consolidated Condensed Statements of Operations and Comprehensive Income for the
       three and six months ended June 30, 2001 and 2000 (unaudited).........................  3

    Consolidated Condensed Statements of Cash Flows for the six months ended
       June 30, 2001 and 2000 (unaudited)....................................................  4

    Notes to Consolidated Condensed Financial Statements (unaudited).........................  5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS..................................................  9

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK.......................................................................... 24

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.................................................................... 25

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS............................................ 25

ITEM 3. DEFAULTS UPON SENIOR SECURITIES...................................................... 25

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................. 25

ITEM 5. OTHER INFORMATION.................................................................... 26

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..................................................... 26

SIGNATURES .................................................................................. 27


ITEM 1. FINANCIAL STATEMENTS.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                        June 30,    December 31,
                                                          2001         2000
                                                        ---------    ---------
ASSETS                                                 (unaudited)

Cash and cash equivalents                               $    532     $    756
Accounts receivable - net                                  7,327        7,440
Notes receivable                                              80          130
Inventories                                                6,931        6,298
Other current assets                                         604          750
                                                        ---------    ---------
  Total current assets                                    15,474       15,374
Property, plant and equipment-net                            728          809
Goodwill-net                                               2,622        2,737
Other assets                                                 490          564
                                                        ---------    ---------
                                                        $ 19,314     $ 19,484
                                                        =========    =========
LIABILITIES, REDEEMABLE PREFERRED STOCK
AND STOCKHOLDERS' EQUITY
Notes payable                                           $  3,196     $  3,661
Current portion of long-term debt                            658          614
Accounts payable                                           5,136        5,222
Accrued expenses                                           3,196        3,082
Net liability of discontinued operations                      --           15
                                                        ---------    ---------
      Total current liabilities                           12,186       12,594
Long-term debt, less current portion                         805          282
Other liabilities                                            413          542
                                                        ---------    ---------
      Total liabilities                                   13,404       13,418

Convertible redeemable preferred stock, $10,000
  unit value. Authorized 200 shares; issued and
  outstanding 25 shares (aggregate liquidation
  preference of $250)                                        264          259
Stockholders' equity:
  Convertible Series B Preferred stock, $0.01 par
     value. Authorized 10,000,000 shares; 150,000
     shares issued and outstanding (aggregate
     liquidation preference of $960)                         938          938
  Common stock, $.0033 par value. Authorized
     50,000,000 shares; 20,570,000 shares issued
     and outstanding                                          68           68
   Additional paid-in capital                             24,317       24,307
   Accumulated deficit                                   (18,620)     (18,775)
   Accumulated other comprehensive loss                   (1,057)        (731)
                                                        ---------    ---------
Total stockholders' equity                                 5,646        5,807
                                                        ---------    ---------
                                                        $ 19,314     $ 19,484
                                                        =========    =========

     See accompanying notes to consolidated condensed financial statements.


                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                    Three months ended      Six months ended
                                                         June 30,               June 30,
                                                  ---------------------   ---------------------
                                                    2001         2000        2001       2000
                                                  ---------   ---------   ---------   ---------
                                                     (in thousands, except per share amounts)
Net sales                                         $  7,083       6,828    $ 14,548    $ 12,688
Cost of sales                                        3,732       4,032       8,082       7,566
                                                  ---------   ---------   ---------   ---------
Gross profit                                         3,351       2,796       6,466       5,122
Operating expenses:
   Selling, general and administrative               2,905       2,248       5,486       4,395
   Engineering and product development                 303         253         662         496
                                                  ---------   ---------   ---------   ---------
Income (loss) from operations                          143         295         318         231
Other income (expense):
   Interest expense                                   (105)        (98)       (198)       (195)
   Other income                                         22         108          50         205
                                                  ---------   ---------   ---------   ---------
Income from continuing operations
   before income taxes                                  60         305         170         241
Income tax expense                                       6           4           9          11
                                                  ---------   ---------   ---------   ---------
Income from continuing operations                       54         301         161         230
                                                  ---------   ---------   ---------   ---------
Discontinued operations:
   Loss from operations of discontinued segment         --         (95)         --        (151)
                                                  ---------   ---------   ---------   ---------
Net income                                              54         206         161          79
                                                  ---------   ---------   ---------   ---------
Other comprehensive loss:
   Changes in unrealized gain in marketable
     securities                                         --        (383)         --          78
   Foreign currency translation adjustment            (104)        (53)       (326)       (218)
                                                  ---------   ---------   ---------   ---------
Total comprehensive loss                          $    (50)   $   (230)   $   (165)   $    (61)
                                                  =========   =========   =========   =========
Earnings (loss) per share:
   Continuing operations:
     Basic                                        $   0.00    $   0.02    $   0.01    $   0.01
                                                  =========   =========   =========   =========
     Diluted                                      $   0.00    $   0.02    $   0.01    $   0.01
                                                  =========   =========   =========   =========
   Discontinued operations:
     Basic                                        $     --    $  (0.01)   $     --    $  (0.01)
                                                  =========   =========   =========   =========
     Diluted                                      $     --    $  (0.01)   $     --    $  (0.01)
                                                  =========   =========   =========   =========
   Net income:
     Basic                                        $   0.00    $   0.01    $   0.01    $   0.00
                                                  =========   =========   =========   =========
     Diluted                                      $   0.00    $   0.01    $   0.01    $   0.00
                                                  =========   =========   =========   =========

     See accompanying notes to consolidated condensed financial statements.


                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             Six months ended
                                                                                June 30,
                                                                           -------------------
                                                                             2001       2000
                                                                           --------   --------
                                                                             (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                        $   161    $    79
         Adjustments to reconcile net income (loss) to cash provided by operating activities:
               Depreciation and amortization                                   168        206
               Amortization of intangibles                                     195        130
               Stock and warrants issued as compensation                        10        110
               Gain on sale of fixed assets                                     --        (43)
               Other noncash items                                              --        221
               Net change in operating assets of discontinued operations
               Changes in operating assets and liabilities:
                     Accounts receivable                                       121        987
                     Inventories                                              (591)       (19)
                     Other assets                                              219       (185)
                     Accounts payable and accrued expenses                    (118)    (2,245)
                                                                           --------   --------
Cash provided by (used in) operating activities                                165       (759)
                                                                           --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Proceeds from note receivable                                          50         --
         Net purchases of property, plant and equipment                       (123)        (9)
         Cash received for sale of DTS stock                                    --        520
         Proceeds from sale of fixed assets                                     --         43
         Investment in Belix Ltd. companies                                     --       (592)
                                                                           --------   --------
Cash used in investing activities                                              (73)       (38)
                                                                           --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Net increase in notes payable and long-term debt                      102        852
         Proceeds from exercise of employee stock options                       --         73
                                                                           --------   --------
Cash provided by financing activities                                          102        925
                                                                           --------   --------

Effect Of Exchange Rate Changes                                               (418)      (218)
                                                                           --------   --------

Net Decrease In Cash and Cash Equivalents                                     (224)       (90)
                                                                           --------   --------
Cash and Cash Equivalents At Beginning Of Period                               756        481
                                                                           --------   --------

Cash and Cash Equivalents At End Of Period                                 $   532    $   391
                                                                           ========   ========

Cash paid for:
  Income taxes                                                                  34         11
                                                                           ========   ========
  Interest                                                                     186        219
                                                                           ========   ========

                 See accompanying notes to consolidated condensed financial statements.

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

         MicroTel International, Inc. (the "Company") operates through three wholly-owned subsidiaries: CXR Telcom Corporation, CXR, S.A. and XET Corporation, formerly XIT Corporation ("XET"). CXR Telcom Corporation and CXR, S.A. (collectively "CXR") design, manufacture and market electronic telecommunication test equipment and transmission and network access products. XET and its subsidiaries design, manufacture and market digital switches and power supplies. The Company conducts its operations out of various facilities in the U.S., France, England and Japan and organizes itself in two product line segments: telecommunications and electronic components.

         In October 2000, the Company decided to discontinue its circuits segment operations. At that time, the circuits segment operations consisted of XCEL Etch Tek, a wholly-owned subsidiary, and XCEL Circuits Division ("XCD"), a division of XET. XCEL Etch Tek was offered for sale and sold in November 2000. XCD, predominantly a captive supplier of printed circuit boards to the electronic components segment, has been retained and is now included in the electronic components segment. Accordingly, all prior financial information related to the circuits segment operations has been presented as discontinued operations in the accompanying consolidated condensed financial statements.

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

         The unaudited consolidated condensed financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of June 30, 2001 and December 31, 2000 and the results of operations and cash flows for the related interim periods ended June 30, 2001 and 2000. However, these results are not necessarily indicative of results for any other interim period or for the year. It is suggested that the accompanying consolidated condensed financial statements be read in conjunction with the Company's Consolidated Financial Statements included in Amendment No. 2 to its 2000 Annual Report on Form 10-K.

(2) EARNINGS PER SHARE

         The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                       Three months ended    Six months ended
                                                            June 30,            June 30,
                                                       ------------------  ------------------
                                                         2001      2000      2001      2000
                                                       --------  --------  --------  --------
                                                      (in thousands, except per share amounts)
NUMERATOR:
Net income                                             $    54   $   206   $   161   $    79

Less:  accretion of the excess of the redemption
value over the carrying value of redeemable
preferred stock                                              3        23         6        46
                                                       --------  --------  --------  --------

Income attributable to common stockholders             $    51   $   183   $   155   $    33
                                                       ========  ========  ========  ========

DENOMINATOR:
Weighted average number of common shares outstanding
during the period                                       20,570    18,712    20,570    18,443

Incremental shares from assumed conversions of
warrants, options and preferred stock                    3,309     2,076     3,277     2,250
                                                       --------  --------  --------  --------

Adjusted weighted average shares                        23,879    20,788    23,847    20,693
                                                       ========  ========  ========  ========

Basic and diluted earnings per share                   $  0.00   $  0.01   $  0.01   $  0.00
                                                       ========  ========  ========  ========


(3) INVENTORIES

         Inventories consist of the following.

                                                June 30, 2001  December 31, 2000
                                                 ----------       ----------
Raw materials                                    $3,130,000       $2,777,000
Work-in-process                                   2,457,000       1,914,000
Finished goods                                    1,344,000       1,607,000
                                                 ----------       ----------
                                                 $6,931,000       $6,298,000
                                                 ==========       ==========

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

(5) REPORTABLE SEGMENTS

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

         There were no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the amounts disclosed in the Company's consolidated financial statements included in Amendment No. 2 to its 2000 Annual Report on Form 10-K. Selected financial data for each of the Company's operating segments is shown below:

                                          Six months            Six months
                                        ended June 30,         ended June 30,
                                             2001                  2000
                                         ------------          ------------
Sales to external customers:
      Telecommunications                 $  7,968,000          $  7,193,000
      Electronic Components                 6,580,000             5,495,000
                                         ------------          ------------
                                         $ 14,548,000          $ 12,688,000
                                         ============          ============

Intersegment sales:
      Telecommunications                 $         --          $         --
      Electronic Components                        --                    --
                                         ------------          ------------
                                         $         --          $         --
                                         ============          ============
Segment pretax profits:
      Telecommunications                 $    107,000          $    46,000
      Electronic Components                 1,613,000            1,095,000
                                         ------------          -----------
                                         $  1,720,000          $ 1,141,000
                                         ============          ===========

                                           June 30,            December 31,
                                            2001                   2000
                                         ------------          ------------
Segment assets:
      Telecommunications                 $  8,725,000          $  9,901,000
      Electronic Components                 9,811,000             8,876,000
                                         ------------          ------------
                                         $ 18,536,000          $ 18,777,000
                                         ============          ============

         The following is a reconciliation of the reportable segment income and
(loss) from continuing operations and assets to the Company's consolidated totals:

                                             Six months ended   Six months ended
                                              June 30, 2001      June 30, 2000
                                              ------------        ------------
 Pretax income
 Total income for reportable segments         $ 1,720,000         $ 1,141,000
 Unallocated amounts:
    Unallocated general corporate expenses     (1,550,000)           (900,000)
                                              ------------        ------------
 Consolidated income before income taxes      $   170,000         $   241,000
                                              ============        ============

                                               June 30,           December 31,
                                                 2001                 2000
                                              ------------        ------------
Assets
Total assets for reportable segments          $18,536,000         $18,777,000
Other assets                                      778,000             707,000
                                              ------------        ------------
Total consolidated assets                     $19,314,000         $19,484,000
                                              ============        ============

(6) NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," which eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 to have a material impact on the Company's financial position or results of operations.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Intangible Assets," which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The Company does not expect SFAS 142 to have a material impact on the Company's financial position or results of operations.

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

         In October 2000, we decided to discontinue our circuits segment. On November 28, 2000, we sold XCEL Etch Tek, which was our only remaining material circuit board business and was a division of our wholly-owned subsidiary, XET Corporation (formerly XIT Corporation). We intend to retain our small Monrovia, California circuit board manufacturing facility as a captive supplier of circuit boards to XET Corporation's Digitran Division.

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

         Our sales are primarily in North America, Europe and Asia. In the first two quarters of 2001, approximately 55% of our sales were to customers in the telecommunications industry, and the remainder of our sales were to industrial, aerospace and military contractor customers.

         Revenues are recorded when products are shipped if shipped FOB shipping point or when received by the customer if shipped FOB destination.

RESULTS OF OPERATIONS

    THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED
    JUNE 30, 2000

         The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of total net sales:

                                                                         THREE MONTHS ENDED
                                                                              JUNE 30,
                                                                        --------------------
                                                                        2001            2000
                                                                        ----            ----
         Net sales.............................................         100.0%         100.0%
         Cost of sales.........................................          52.7           59.1
                                                                       ------         ------
         Gross profit..........................................          47.3           40.9
         Selling, general and administrative expenses..........          41.0           32.9
         Engineering and product development expenses..........           4.3            3.7
                                                                       ------         ------
         Operating income .....................................           2.0            4.3
         Interest expense......................................          (1.5)          (1.4)
         Other expense.........................................           0.3            1.6
                                                                       ------         ------
         Income from continuing operations before income taxes.           0.8            4.5
         Income taxes..........................................           0.0            0.1
                                                                       ------         ------
         Income from continuing operations.....................           0.8            4.4
         Loss from discontinued operations.....................           0.0           (1.4)
                                                                       ------         -------
         Net income ...........................................           0.8%           3.0%
                                                                       ======         ======

     CONTINUING OPERATIONS

         NET SALES. Net sales for the three months ended June 30, 2001 increased by $255,000 (3.7%) to $7,083,000, as compared to $6,828,000 for the three months ended June 30, 2000.

         Net sales of our telecommunications products for the three months ended June 30, 2001 increased by $556,000 (15.3%) to $4,196,000, as compared to
$3,640,000 for the comparable period in 2000. Net sales of our U.S.-based telecom operation of CXR Telcom for the three months ended June 30, 2001 increased by $886,000 (63.7%) to $2,277,000, as compared to $1,391,000 for the comparable period in 2000. This increase was partially due to the addition of $384,000 of net sales of T-Com, LLC products and an increase in sales of our CXR HALCYON test equipment. CXR Telcom sales excluding sales of T-Com, LLC products increased by 36.0% in the current quarter as compared to the quarter ended June 30, 2000. Net sales of our French subsidiary, CXR, S.A., for the three months ended June 30, 2001 decreased by $330,000 (14.7%) to $1,918,000, as compared to $2,248,000 for the comparable prior year period. This decrease would have been 5% if not for the decline in the value of the French Franc in relation to the value of the U.S. dollar in the quarter ended June 30, 2001 as compared to their relative values for the quarter ended June 30, 2000. The majority of the decline in sales of CXR, S.A. is due to the closure of the Networking Division, which had sales of $327,000 in the three months ended June 30, 2000. Transmission sales in Europe increased $341,000 in the current quarter as compared to the quarter ended June 30, 2000, which increase was offset with a $343,000 decline in the resale of original equipment manufactured instruments in Europe.

         Net sales of electronic components for the three months ended June 30, 2001 decreased by $301,000 (9.4%) to $2,887,000, as compared to $3,188,000 for the comparable period in 2000. The decrease was primarily due to a decline in sales of power supplies of our U.K. subsidiary, XCEL Corporation, Ltd., or XCL, as measured in U.S. dollars. The volume of sales was only down 2.9% as measured in XCL's functional currency, the British pound sterling, but because the British pound sterling has declined against the value of the U.S. dollar, the sales volume of XCL in the U.K. declined by $218,000 (14.6%) to $1,274,000 for the quarter ended June 30, 2001, as compared to $1,492,000 in the quarter ended June 30, 2000.

         GROSS PROFIT. Gross profit as a percentage of total net sales increased to 47.3% for the three months ended June 30, 2001, as compared to 40.9% for the comparable period in 2000. In dollar terms, total gross profit increased by $555,000 (19.8%) to $3,351,000 for the three months ended June 30, 2001, as compared to $2,796,000 for the comparable period in 2000.

         Gross profit for our telecommunications segment increased in dollar terms by $598,000 (40.2%) to $2,088,000 for the three months ended June 30, 2001, as compared to $1,490,000 for the comparable period in 2000, and increased as a percentage of net sales from 40.9% in 2000 to 49.8% in 2001. The increase in gross profit as a percentage of net sales was due primarily to the increased sales volume of the CXR HALCYON test instruments, which reduced per unit costs.

         Gross profit for our electronic components segment decreased in dollar terms by $45,000 (3.4%) to $1,261,000 for the three months ended June 30, 2001, as compared to $1,306,000 for the comparable period in 2000, and increased as a percentage of related net sales from 41.0% in 2000 to 43.7% in 2001. This percentage increase was primarily the result of improved gross margins at XCL in the U.K. as a result of an increase in sales of custom military power supplies, or PSUs, in relation to the PSUs sold in the commercial market. For the quarter ended June 30, 2001, custom PSU sales increased to 69.06% of the total PSUs sold, as compared to 39.6% in the three month period ended June 30, 2000. The custom military PSUs carry higher margins than the commercial PSUs. Also, the costs of integrating the acquisition of the Belix Ltd. companies reduced the gross margin in the prior year period. As a result of these matters, XCL's gross margin improved from 15.4% of net sales in the second quarter of 2000 to 32.5% of net sales in the current three-month period. The improvement in XCL's gross margins was partially offset with a decline in gross margins of digital switch products manufactured in Rancho Cucamonga, California at our XET Corporation subsidiary. These gross margins fell from 66.5% of net sales for the prior year period to 53.7% of net sales for the three-month period ended June 30, 2001. This reduction was primarily due to the lower volume caused by the completion of the BAE Systems, Canada contract during the first quarter of 2001.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $657,000 (29.2%) to $2,905,000 for the three-month period ended June 30, 2001, as compared to $2,248,000 for the comparable period in 2000. This increase was primarily due to increases of $307,000 in legal and accounting fees, $161,000 of compensation expenses and $171,000 of administrative expenses at CXR Telcom due to the initial consolidation of the business acquired with the acquisition of T-Com, LLC. These increases were partially offset with a reduction in administrative costs of $208,000 at XPS due to the completion of the integration of the Belix Ltd. companies that were acquired in April 2000. The legal and accounting fees in the three-month period ended June 30, 2001 include $312,000 incurred in connection with non-routine Securities and Exchange Commission filings.

         ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses consist primarily of research and product development activities of our telecommunications segment. These expenses increased by $50,000 (19.8%) to $303,000 for the three months ended June 30, 2001, as compared to $253,000 for the comparable prior year period. The increase primarily was due to the addition of engineering staff and related costs at CXR Telcom.

         OTHER INCOME AND EXPENSE. Interest expense increased slightly to $105,000 for the three months ended June 30, 2001, from $98,000 in the comparable period in 2000. Other income of $22,000 in the second quarter of 2001 declined from $108,000 in the second quarter of 2000 primarily due to a $137,000 reduction in a warranty reserve in the second quarter of 2000.

DISCONTINUED OPERATIONS

         As a result of our decision to discontinue our last remaining material circuits subsidiary in October 2000, our circuits segment has been accounted for as discontinued operations. We reported a net loss from discontinued operations of $95,000 for the three months ended June 30, 2000. Net sales, gross profit and selling, general and administrative expenses for our circuits business for the three months ended June 30, 2000 were $683,000, $17,000 and $57,000, respectively.

     SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

         The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of total net sales:

                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                        --------------------
                                                                        2001            2000
                                                                        ----            ----
         Net sales.............................................         100.0%         100.0%
         Cost of sales.........................................          55.6           59.6
                                                                       ------         ------
         Gross profit..........................................          44.4           40.4
         Selling, general and administrative expenses..........          37.7           34.6
         Engineering and product development expenses..........           4.5            4.0
                                                                       ------         ------
         Operating income......................................           2.2            1.8
         Interest expense......................................          (1.4)          (1.5)
         Other income.........................................            0.4            1.6
                                                                       ------         ------
         Income from continuing operations before income taxes.           1.2            1.9
         Income taxes..........................................           0.1            0.1
                                                                       ------         ------
         Income from continuing operations.....................           1.1            1.8
         Loss from discontinued operations.....................           0.0           (1.2)
                                                                       ------          ------
         Net income............................................           1.1%           0.6%
                                                                       ======          =====

     CONTINUING OPERATIONS

         NET SALES. Net sales for the six months ended June 30, 2001 increased by $1,860,000 (14.7%) to $14,548,000, as compared to $12,688,000 for the six months ended June 30, 2000.

         Net sales of our telecommunications products for the six months ended June 30, 2001 increased by $775,000 (10.8%) to $7,968,000, as compared to
$7,193,000 for the comparable period in 2000. Net sales of our U.S.-based telecom operation of CXR Telcom for the six months ended June 30, 2001 increased by $1,033,000 (38.1%) to $3,741,000, as compared to $2,708,000 for the comparable period in 2000. This increase was mainly due to the addition of $815,000 of net sales of T-Com products that were acquired effective August 2000 with the acquisition of T-Com, LLC. Excluding sales of T-Com, LLC products, CXR Telcom sales increased by 8.0% in the first half of 2001 as compared to the comparable prior year period. Net sales of our transmission and original equipment manufactured test instruments by our French subsidiary, CXR, S.A., for the six months ended June 30, 2001 decreased by $258,000 (5.8%) to $4,227,000, as compared to $4,485,000 for the comparable prior year period. This decrease would have been 4.3% if not for the decline in the value of the French Franc in relation to the value of the U.S. dollar in the six months ended June 30, 2001 as compared to their relative values for the six months ended June 30, 2000. The major reason for the decrease in sales of CXR, S.A. was the closure of the Networking Division, which had sales of $699,000 in the first six months of 2000 and negligible sales in the first six months of 2001. This decrease more than offset sales increases of transmission products and telecommunications test instruments, which increased by $455,000 (12.1%) in the first six months of 2001 to $4,202,000, as compared to $3,747,000 in the first six months of 2000.

         Net sales of our electronic components for the six months ended June 30, 2001 increased by $1,085,000 (19.7%) to $6,580,000, as compared to
$5,495,000 for the comparable period in 2000, primarily due to a $655,000 increase in sales of XCL. This increase in net sales was primarily due to an increase in deliveries of outstanding contracts. Also contributing to the increase in sales of our electronic components segment was XET Corporation's Digitran Division in Rancho Cucamonga, California, which increased its sales in the six months ended June 30, 2001 by $411,000 (16.0%) to $2,985,000, as compared to $2,574,000 for the comparable prior year period. This increase was mainly due to shipments of digital switches under its contract with BAE Systems, Canada. Although shipments under this contract ended during the first quarter of 2001, we anticipate that higher revenues from our power conversion products will offset the reduction in sales caused by the completion of our contract with BAE Systems, Canada.

         GROSS PROFIT. Gross profit as a percentage of total net sales increased to 44.4% for the six months ended June 30, 2001, as compared to 40.4% for the comparable period in 2000. In dollar terms, total gross profit increased by $1,344,000 (26.2%) to $6,466,000 for the six months ended June 30, 2001, as compared to $5,122,000 for the comparable period in 2000.

         Gross profit for our telecommunications segment increased in dollar terms by $636,000 (22.3%) to $3,477,000 for the six months ended June 30, 2001, as compared to $2,841,000 for the comparable period in 2000, and increased as a percentage of net sales from 39.5% in 2000 to 43.6% in 2001. The increase in gross profit as a percentage of net sales was due primarily to the increased volume and efficiencies at CXR Telcom in Fremont, California and sales of higher margin products at CXR, S.A. in France.

         Gross profit for our electronic components segment increased in dollar terms by $708,000 (31.0%) to $2,989,000 for the six months ended June 30, 2001, as compared to $2,281,000 for the comparable period in 2000, and increased as a percentage of related net sales from 41.5% in 2000 to 45.4% in 2001. This increase was primarily the result of improved profit margins in connection with higher production volumes and a higher margin product mix at XCL in the U.K., which contributed $461,000 of the increase in gross profit. XIT's Digitran Division contributed $260,000 to the increase in gross profit primarily due to sales of higher margin products sold under the BAE Systems, Canada contract.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $1,091,000 (24.8%) to $5,486,000 for the six-month period ended June 30, 2001, as compared to $4,395,000 for the comparable period in 2000. The increase was due to increases of $460,000 in legal and accounting fees, $325,000 of compensation expenses and $330,000 of administrative expenses at CXR Telcom due to the consolidation of the business acquired with the acquisition of T-Com, LLC. This increase was partially offset with a reduction in administrative costs of $165,000 at XCL due to the completion of the integration of the Belix Ltd. companies that were acquired in April 2000. The legal and accounting fees in the first half of 2001 include $452,000 incurred in connection with non-routine Securities and Exchange Commission filings.

         ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses consist primarily of research and product development activities of our telecommunications segment. These expenses increased by $166,000 (33.5%) to $662,000 for the six months ended June 30, 2001, as compared to $496,000 for the comparable prior year period, reflecting new product development activities. This increase primarily was due to the addition of engineering staff.

         OTHER INCOME AND EXPENSE. Interest expense increased slightly to $198,000 for the six months ended June 30, 2001 from $195,000 in the comparable period in 2000. Other income of $50,000 in the first half of 2001 declined from $205,000 in the first half of 2000 primarily due to a $137,000 reduction in a warranty reserve in the second quarter of 2000.

DISCONTINUED OPERATIONS

         As a result of our decision to discontinue our last remaining material circuits subsidiary in October 2000, our circuits segment has been accounted for as discontinued operations. We reported a net loss from discontinued operations of $151,000 for the six months ended June 30, 2000. Net sales, gross profit and selling, general and administrative expenses for our circuits business for the six months ended June 30, 2000 were $1,310,000, $64,000 and $215,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended June 30, 2001, we funded our operations primarily through revenue generated from our operations and through our line of credit with Wells Fargo Business Credit, Inc. During the latter part of 1999, we embarked on a cost reduction program in an effort to improve our cash flow position and profitability. This program included a significant reduction in personnel, the downsizing and relocation of our corporate headquarters and the sale of investments we had in other companies. As described below, these cost measures, together with our line of credit, have had a positive impact on MicroTel.

         As of December 31, 2000, we had working capital of $2,780,000 and an accumulated deficit of $18,775,000. As of that date, we had $756,000 in cash and cash equivalents and $7,440,000 of accounts receivable. As of June 30, 2001, we had working capital of $3,288,000, an accumulated deficit of $18,620,000 and an accumulated other comprehensive loss of $1,057,000. As of that date, we had $532,000 in cash and cash equivalents and $7,327,000 of accounts receivable.

         Cash provided by our operating activities totaled $165,000 for the six months ended June 30, 2001. Cash used by operations for the six months ended June 30, 2000 was $759,000. This increase in cash provided by operations during the six months ended June 30, 2001 resulted primarily from increased profitability in operations and a reduction in the pay down of accounts payable, partially offset by the reduction of cash collected from accounts receivable and the purchase of additional inventories.

         Cash used in our investing activities totaled $73,000 for the six months ended June 30, 2001 as compared to cash used in investing activities of $38,000 for the six months ended June 30, 2000. Included in the 2000 results is $520,000 from the sale of shares of common stock we held in Digital Transmission Systems, Inc. and a usage of $592,000 for the purchase of the Belix Ltd. companies in the U.K.

         Cash provided by financing activities totaled $102,000 for the six months ended June 30, 2001, as compared to cash provided by financing activities of $925,000 for the six months ended June 30, 2000, primarily due to the increase in notes payable and long-term debt that was mainly incurred due to the acquisition of the Belix Ltd. companies in April 2000.

         On June 23, 2000, our credit facility with our previous lender, Congress Financial Corporation, or Congress Financial, expired while we were out of compliance with the adjusted net worth covenant of this facility. Congress Financial extended this facility through August 14, 2000. On August 16, 2000, our subsidiaries, CXR Telcom and XET Corporation, together with MicroTel acting as guarantor, obtained a credit facility from Wells Fargo Business Credit, Inc. This facility provides for a revolving loan of up to $3,000,000 secured by our inventory and accounts receivable and a term loan in the amount of $687,000 secured by our machinery and equipment. As a condition of extending this credit facility to our subsidiaries, Wells Fargo Business Credit, Inc. required our President and Chief Executive Officer, Carmine Oliva, to personally guaranty a portion of our indebtedness under the facility. On January 26, 2001, Mr. Oliva was released from this guaranty. The initial annual interest rate on both portions of the credit facility was the prime rate plus 2%. The facility contains a performance-based interest reduction feature. Based upon our 2000 financial performance, we obtained a reduction in the interest rate to the prime rate plus 1% effective April 1, 2001. The balance outstanding under this credit facility was $1,753,000 on June 30, 2001. There was $361,000 of additional borrowings available as of June 30, 2001. The credit facility expires on August 16, 2003. Our foreign subsidiaries have obtained credit facilities with Lloyds Bank in England, Banc National du Paris, Societe General and Banque Hervet in France and Johan Tokyo Credit Bank in Japan. The balances outstanding under our U.K. and France credit facilities were $1,236,000 and $508,000, respectively, on June 30, 2001. During the quarter ended June 30, 3001, our U.K. subsidiary converted $705,000 of its credit facility to a five-year term loan with a variable interest rate of the bank's base rate plus 2.5% and monthly payments of principal plus interest.

         We believe that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, including our credit facility with Wells Fargo Business Credit, Inc., will be adequate to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months. If, however, our capital requirements or cash flow vary materially from our current projections or if unforeseen circumstances occur, we may require additional financing. Failure to raise such necessary capital could restrict our growth, limit our development of new products or hinder our ability to compete.

LEGAL PROCEEDINGS

         There are no material legal proceedings pending against us (see Note 4 to the Consolidated Condensed Financial Statements included elsewhere in this report).

EFFECTS OF INFLATION

         The impact of inflation and changing prices has not been significant on the financial condition or results of operations of either us or our operating subsidiaries.

NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 141, or SFAS 141, "Business Combinations," which eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. We do not expect SFAS 141 to have a material impact on our financial position or results of operations.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, or SFAS 142, "Goodwill and Intangible Assets," which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. We do not expect SFAS 142 to have a material impact on our financial position or results of operations.

EURO CONVERSION

         Our operating subsidiaries located in France and the United Kingdom have combined net sales from operations approximating 50% of our total net sales for the six months ended June 30, 2001. Net sales from the French subsidiary participating in the Euro conversion were 29% of our net sales for the six months ended June 30, 2001. We continue to review the impact of the Euro conversion on our operations.

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

RISK FACTORS

         An investment in our common stock involves a high degree of risk. You should consider, among other things, the following factors carefully before deciding to purchase or hold any shares of our common stock.

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT THAT MAY CONTINUE IN THE FUTURE AND THAT MAY ADVERSELY IMPACT OUR BUSINESS AND OUR STOCKHOLDERS.

         We incurred significant net operating losses in each of the years ended December 31, 1999 and 1998 and incurred a net operating profit in the year ended December 31, 2000 and the six months ended June 30, 2001. We realized a net loss of approximately $4.6 million for the twelve months ended December 31, 1999, as compared to incurring a net loss of approximately $1.2 million for the twelve months ended December 31, 1998. For the twelve months ended December 31, 2000, we recorded net income of $1.0 million. For the six months ended June 30, 2001, we recorded net income of $161,000. Our accumulated deficit and accumulated other comprehensive loss through June 30, 2001 were approximately $18,620,000 and $1,057,000, respectively, and as of that date we had a total stockholders' equity of approximately $5,646,000. Although we recently reported profitable operations, there is no assurance that we will continue to maintain profitable operations in the future. If we are unable to do so, there may be a material adverse effect on our cash flows, which could cause us to violate covenants under our credit facility and could impede our ability to raise capital through debt or equity financing to the extent we may need it for our continued operations or for planned expansion. Consequently, future losses may have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

FINANCIAL STATEMENTS OF OUR FOREIGN SUBSIDIARIES ARE PREPARED USING THE RELEVANT FOREIGN CURRENCY THAT MUST BE CONVERTED INTO UNITED STATES DOLLARS FOR INCLUSION IN OUR CONSOLIDATED FINANCIAL STATEMENTS. AS A RESULT, EXCHANGE RATE FLUCTUATIONS MAY ADVERSELY IMPACT OUR REPORTED RESULTS OF OPERATIONS.

         We have established and acquired international subsidiaries that prepare their balance sheets in the relevant foreign currency. In order to be included in our consolidated financial statements, these balance sheets are converted, at the then current exchange rate, into United States dollars, and the statements of operations are converted using weighted average exchange rates for the applicable period. Accordingly, fluctuations of the foreign currencies relative to the United States dollar could have an effect on our consolidated financial statements. Our exposure to fluctuations in currency exchange rates has increased as a result of the growth of our international subsidiaries. Sales of our products and services to customers located outside of the United States accounted for approximately 53% of our net sales for the year ended December 31, 2000 and approximately 50% of our net sales for the six months ended June 30, 2001. We currently anticipate that foreign sales will account for a similar proportion of our net sales for the year ended December 31, 2001. However, because historically the majority of our currency exposure has related to financial statement translation rather than to particular transactions, we do not intend to enter into, nor have we historically entered into, forward currency contracts or hedging arrangements in an effort to mitigate our currency exposure.

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

OUR LACK OF LONG-TERM PURCHASE ORDERS OR COMMITMENTS MAY ADVERSELY AFFECT OUR BUSINESS IF DEMAND IS REDUCED.

         During the year ended December 31, 2000 and the six months ended June 30, 2001, the sale of telecommunications equipment and related services accounted for approximately 56% and 55%, respectively, of our total sales, and the sale of electronic components accounted for approximately 44% and 45%, respectively, of our total sales. In many cases we have long-term contracts with our telecommunications and electronic components customers that cover the general terms and conditions of our relationships with them but that do not include long-term purchase orders or commitments. Rather, our customers issue purchase orders requesting the quantities of telecommunications equipment they desire to purchase from us, and if we are able and willing to fill those orders, then we fill them under the terms of the contracts. Accordingly, we cannot rely on long-term purchase orders or commitments to protect us from the negative financial effects of a reduced demand for our products that could result from a general economic downturn, from changes in the telecommunications and electronic components industries, including the entry of new competitors into the market, from the introduction by others of new or improved technology, from an unanticipated shift in the needs of our customers, or from other causes.

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

WE RELY HEAVILY ON OUR MANAGEMENT, AND THE LOSS OF THEIR SERVICES COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

         Our success is highly dependent upon the continued services of key members of our management, including our Chairman of the Board, President and Chief Executive Officer, Carmine T. Oliva, and our Executive Vice President, Graham Jefferies. Mr. Oliva co-founded XET Corporation and has developed personal contacts and other skills that we rely upon in connection with our financing, acquisition and general business strategies. Mr. Jefferies is a long-time employee of MicroTel who we have relied upon in connection with our United Kingdom acquisitions and who fulfills significant operational responsibilities in connection with our foreign operations. Consequently, the loss of Mr. Oliva, Mr. Jefferies or one or more other key members of management could have a material adverse effect on us. Although we have entered into employment agreements with several key employees, we have not entered into any employment agreement with any of our executive officers other than with Mr. Oliva, Mr. Jefferies and our Senior Vice President and Chief Financial Officer, Randolph Foote. We maintain key-man life insurance on Mr. Oliva and Mr. Jefferies. However, we cannot assure you that we will be able to maintain this insurance in effect or that the coverage will be sufficient to compensate us for the loss of the services of Mr. Oliva or Mr. Jefferies.

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

THE LIMITATION ON OUR USE OF NET OPERATING LOSS CARRYFORWARDS MAY NEGATIVELY IMPACT OUR RESULTS OF OPERATION AND CASH FLOWS.

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

BECAUSE WE ARE SUBJECT TO THE "PENNY STOCK" RULES, THE LEVEL OF TRADING ACTIVITIES IN OUR STOCK MAY BE REDUCED.

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

WE MAY NEED ADDITIONAL CAPITAL IN THE FUTURE AND ADEQUATE FINANCING MAY NOT BE AVAILABLE TO US ON ACCEPTABLE TERMS OR AT ALL. IF WE OBTAIN FINANCING THROUGH THE ISSUANCE OF EQUITY SECURITIES, FURTHER DILUTION TO EXISTING STOCKHOLDERS MAY RESULT. WE MAY BE REQUIRED TO OBTAIN FINANCING THROUGH ARRANGEMENTS THAT MAY REQUIRE US TO RELINQUISH RIGHTS OR CONTROL TO SOME OF OUR PROPRIETARY TECHNOLOGIES.

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

         As of August 10, 2001, we had outstanding 20,570,703 shares of common stock, all of which shares were either unrestricted, registered for resale under the Securities Act of 1933, or eligible for resale without registration under Rule 144 of the Securities Act of 1933. As of August 10, 2001, we also had outstanding options, warrants and preferred stock that were exercisable for or convertible into 6,643,930 shares of common stock. Of these, 1,673,924 shares of common stock underlying options, 1,712,305 shares of common stock underlying warrants and 2,763,250 shares of common stock underlying preferred stock were registered for resale. Sales of a substantial number of shares of our common stock in the public market, or the perception that sales could occur, could adversely affect the market price for our common stock. Any adverse effect on the market price for our common stock could make it difficult for us to sell equity securities at a time and at a price that we deem appropriate.

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

         The following table provides information about our debt obligations that are sensitive to changes in interest rates. All dollars are in thousands. The symbol "P" represents the prime rate. The symbol "B" represents lender's base rate. Balances are as of December 31, 2000.

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

Average Interest          P+ 1%
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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

        Recent Sales of Unregistered Securities
        ---------------------------------------

         In April 2001, we issued warrants to purchase up to 35,000 shares of common stock at an exercise price of $0.39 per share to one entity in consideration for investor relations services. Exemption from the registration provisions of the Securities Act of 1933 for this transaction is claimed under
Section 4(2) of the Securities Act of 1933, among others, on the basis that this transaction did not involve any public offering and the purchaser was sophisticated with access to the kind of information registration would provide.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On June 22, 2001, we held our 2001 annual meeting of stockholders. Our stockholders were asked:

         1. To elect Laurence P. Finnegan, Jr. as a Class II director to serve a three-year term on our board of directors; and

         2. To ratify the appointment of BDO Seidman, LLP as our independent auditors for fiscal 2001.

         Results of the vote are as follows:

     Proposal               For              Against             Abstain            Withheld          Total Voted
     --------               ---              -------             -------            --------          -----------
       1                 16,062,162                   0                  0              38,774         16,100,936

       2                 16,075,543               7,786             17,607                   0         16,100,936

         The total number of outstanding votable shares was 20,570,415. The percentage of votable shares that was voted was 78.27%.

ITEM 5. OTHER INFORMATION.

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)    Exhibits
                --------

         3.1    Amendments to Bylaws effective as of June 1, 2001 (1)

-----------
(1) Incorporated by reference to the MicroTel International, Inc. Registration Statement on Form S-1 (Registration Statement No. 333-63024).

         (b)    Reports on Form 8-K
                -------------------

         We filed Amendment No. 3 to Form 8-K for September 22, 2000 on April 10, 2001 in connection with our acquisition of substantially all of the assets and our assumption of certain of the liabilities of T-Com, LLC, a Delaware limited liability company. The filing included "Item 2 - Acquisition or Disposition of Assets" and "Item 7 - Financial Statements and Exhibits."

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MICROTEL INTERNATIONAL, INC.

Dated: August 14, 2001          By: /S/ CARMINE T. OLIVA
                                    --------------------------------------------
                                    Carmine T. Oliva, Chairman of the Board,
                                    Chief Executive Officer (principal executive
                                         officer) and President

                                By: /S/ RANDOLPH D. FOOTE
                                    --------------------------------------------
                                    Randolph D. Foote, Chief Financial Officer
                                    (principal financial and accounting officer)