Form 10-Q
period 2001-09-30
MICROTEL INTERNATIONAL INC
filed 2001-11-14
CIK 854852

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2001

   [ ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ______________


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

         Indicated by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of November 9, 2001, there were 20,670,703 shares of the issuer's common stock, $.0033 par value, outstanding.

================================================================================

ITEM 1.       FINANCIAL STATEMENTS.

         Consolidated Condensed Balance Sheets as of September 30, 2001 (unaudited)
               and December 31, 2000.............................................................    2

         Consolidated Condensed Statements of Operations and Comprehensive Income for the
               three and nine months ended September 30, 2001 and 2000 (unaudited)...............    3

         Consolidated Condensed Statements of Cash Flows for the nine months ended
               September 30, 2001 and 2000 (unaudited)...........................................    4

         Notes to Consolidated Condensed Financial Statements (unaudited)........................    5

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS................................................   10

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK........................................................................   27

                                      PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS..................................................................   29

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS..........................................   29

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES....................................................   29

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................   29

ITEM 5.       OTHER INFORMATION..................................................................   29

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K...................................................   30

SIGNATURES    ...................................................................................   31

ITEM 1.  FINANCIAL STATEMENTS.

                    MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                        September 30,   December 31,
                                                             2001           2000
                                                        -------------   -------------
ASSETS                                                   (unaudited)
Cash and cash equivalents                               $        437    $        756
Accounts receivable - net                                      5,631           7,440
Notes receivable                                                  53             130
Inventories                                                    7,514           6,298
Other current assets                                             411             750
                                                        -------------   -------------
  Total current assets                                        14,046          15,374
Property, plant and equipment-net                                710             809
Goodwill-net                                                   2,644           2,737
Other assets                                                     538             564
                                                        -------------   -------------
                                                        $     17,938    $     19,484
                                                        =============   =============

LIABILITIES, REDEEMABLE PREFERRED STOCK
AND STOCKHOLDERS' EQUITY
Notes payable                                           $      2,746    $      3,661
Current portion of long-term debt                                591             614
Accounts payable                                               4,718           5,222
Accrued expenses                                               2,871           3,082
Net liability of discontinued operations                          --              15
                                                        -------------   -------------
      Total current liabilities                               10,926          12,594
Long-term debt, less current portion                             783             282
Other liabilities                                                369             542
                                                        -------------   -------------
      Total liabilities                                       12,078          13,418

Convertible redeemable preferred stock, $10,000
  unit value. Authorized 200 shares; issued and
  outstanding 25 shares (aggregate liquidation
  preference of $250)                                            267             259

Stockholders' equity:
  Convertible Series B Preferred stock, $0.01 par
     value. Authorized 10,000,000 shares; 150,000
     shares issued and outstanding (aggregate
     liquidation preference of $960)                             938             938
  Common stock, $.0033 par value. Authorized
     50,000,000 shares; 20,571,000 and 20,570,000
     shares issued and outstanding at September 30,
     2001 and December 31, 2000, respectively                     68              68
   Additional paid-in capital                                 24,317          24,307

   Accumulated deficit                                       (18,903)        (18,775)

   Accumulated other comprehensive loss                         (827)           (731)
                                                        -------------   -------------
Total stockholders' equity                                     5,593           5,807
                                                        -------------   -------------
                                                        $     17,938    $     19,484
                                                        =============   =============

        See accompanying notes to consolidated condensed financial statements.

                                          2

                             MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                              (UNAUDITED)

                                                       Three months ended          Nine months ended
                                                          September 30,              September 30,
                                                    -----------------------     -----------------------
                                                       2001          2000          2001          2000
                                                    ---------     ---------     ---------     ---------
                                                          (in thousands, except per share amounts)
Net sales                                           $  6,345      $  6,871      $ 20,893      $ 19,559
Cost of sales                                          3,853      $  3,080        11,935        10,646
                                                    ---------     ---------     ---------     ---------
Gross profit                                           2,492         3,791         8,958         8,913
Operating expenses:
   Selling, general and administrative                 2,457         2,431         7,943         6,826
   Engineering and product development                   235           277           897           773
                                                    ---------     ---------     ---------     ---------
Income (loss) from operations                           (200)        1,083           118         1,314
Other income (expense):
   Interest expense                                     (113)         (126)         (311)         (321)
   Other income                                           33           177            83           382
                                                    ---------     ---------     ---------     ---------
Income (loss) from continuing operations
   before income taxes                                  (280)        1,134          (110)        1,375
Income tax expense                                         1             2            10            13
                                                    ---------     ---------     ---------     ---------
Income (loss) from continuing operations                (281)        1,132          (120)        1,362
                                                    ---------     ---------     ---------     ---------
Discontinued operations:
   Loss from operations of discontinued segment           --           (68)           --          (219)

   Loss on disposal of discontinued segment,
     including provision for phase out period
     of $158 in 2000 periods                              --          (634)           --          (634)
                                                    ---------     ---------     ---------     ---------
                                                          --          (702)           --          (853)
                                                    ---------     ---------     ---------     ---------
Net income (loss)                                       (281)          430          (120)          509
                                                    ---------     ---------     ---------     ---------
Other comprehensive income (loss):
   Changes in unrealized gain in marketable
     securities                                           --           (78)           --            --
   Foreign currency translation adjustment               230          (217)          (96)         (435)
                                                    ---------     ---------     ---------     ---------
Total comprehensive income (loss)                   $    (51)     $    135      $   (216)     $     74
                                                    =========     =========     =========     =========
Earnings (loss) per share:
   Continuing operations:
     Basic                                          $  (0.01)     $   0.06      $  (0.01)     $   0.07
                                                    =========     =========     =========     =========
     Diluted                                        $  (0.01)     $   0.05      $  (0.01)     $   0.06
                                                    =========     =========     =========     =========
   Discontinued operations:
     Basic                                          $     --      $  (0.04)     $     --         (0.05)
                                                    =========     =========     =========     =========
     Diluted                                        $     --      $  (0.03)     $     --         (0.04)
                                                    =========     =========     =========     =========
   Net income (loss):
     Basic                                          $  (0.01)     $   0.02      $  (0.01)     $   0.02
                                                    =========     =========     =========     =========
     Diluted                                        $  (0.01)     $   0.02      $  (0.01)     $   0.02
                                                    =========     =========     =========     =========

                 See accompanying notes to consolidated condensed financial statements.

                                                   3

                           MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)

                                                                               Nine months ended
                                                                                 September 30,
                                                                                 -------------
                                                                               2001         2000
                                                                             --------     --------
                                                                                 (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss)                                                   $  (120)     $   509
         Adjustments to reconcile net income (loss) to cash provided by
             (used in) operating activities:
               Depreciation and amortization                                     272          230
               Amortization of intangibles                                       303          207
               Stock and warrants issued as compensation                          10          110
               Gain on sale of fixed assets                                       --          (43)
               Gain on sale of Wi-LAN, Inc. stock                                 --         (197)
               Other noncash items                                                --          648
               Net change in operating assets of discontinued operations          --          658
               Changes in operating assets and liabilities:
                     Accounts receivable                                       1,818        1,179
                     Inventories                                              (1,205)        (986)
                     Other assets                                                366          (58)
                     Accounts payable and accrued expenses                      (903)      (2,903)
                                                                             --------     --------
Cash provided by (used in) operating activities                                  541         (646)
                                                                             --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Proceeds from note receivable                                            77           --
         Net purchases of property, plant and equipment                          (84)         (15)
         Cash received for sale of DTS stock                                      --          520
         Proceeds from sale of fixed assets                                       --           43
         Proceeds from sale of Wi-LAN, Inc. stock                                 --          918
         Acquisition of T-Com, LLC assets                                         --          (83)
         Investment in Belix Ltd. companies                                       --         (592)
                                                                             --------     --------
Cash provided by (used in) investing activities                                   (7)         791
                                                                             --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Net increase (decrease) in notes payable and long-term debt            (772)         330
         Proceeds from exercise of warrants and employee stock options            --           88
                                                                             --------     --------
Cash provided by (used in) financing activities                                 (772)         418
                                                                             --------     --------

Effect Of Exchange Rate Changes                                                  (81)        (349)
                                                                             --------     --------

Net Increase (Decrease) In Cash and Cash Equivalents                            (319)         214
                                                                             --------     --------
Cash and Cash Equivalents At Beginning Of Period                                 756          480
                                                                             --------     --------

Cash and Cash Equivalents At End Of Period                                   $   437      $   694
                                                                             ========     ========

Cash paid for:
  Income taxes                                                               $    34      $    13
                                                                             ========     ========
  Interest                                                                   $   304      $   245
                                                                             ========     ========

              See accompanying notes to consolidated condensed financial statements.

                                                4

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

         The unaudited consolidated condensed financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of September 30, 2001 and December 31, 2000 and the results of operations and cash flows for the related interim periods ended September 30, 2001 and 2000. However, these results are not necessarily indicative of results for any other interim period or for the year. It is suggested that the accompanying consolidated condensed financial statements be read in conjunction with the Company's Consolidated Financial Statements included in Amendment No. 2 to its 2000 Annual Report on Form 10-K.

                          MICROTEL INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


(2)      EARNINGS PER SHARE

         The following table illustrates the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

                                                             Three months ended         Nine months ended
                                                                September 30,             September 30,
                                                          -----------------------    -----------------------
                                                             2001          2000        2001           2000
                                                          ---------     ---------    ---------     ---------
                                                               (in thousands, except per share amounts)
NUMERATOR:
Net income (loss)                                         $   (281)     $    430     $   (120)     $    509

Less:  accretion of the excess of the redemption
value over the carrying value of redeemable
preferred stock                                                  3            23            9            69
                                                          ---------     ---------    ---------     ---------

Net income (loss) attributable to common
stockholders                                              $   (284)     $    407     $   (129)     $    440
                                                          =========     =========    =========     =========

DENOMINATOR:
Weighted average number of common shares
outstanding during the period                               20,571        20,537       20,570        19,141

Incremental shares from assumed conversions of
warrants, options and preferred stock                           --         1,921           --         2,206
                                                          ---------     ---------    ---------     ---------

Adjusted weighted average shares                            20,571        22,458       20,570        21,347
                                                          =========     =========    =========     =========

Basic earnings (loss) per share                           $  (0.01)     $   0.02     $  (0.01)     $   0.02
                                                          =========     =========    =========     =========

Diluted earnings (loss) per share                         $  (0.01)     $   0.02     $  (0.01)     $   0.02
                                                          =========     =========    =========     =========

         The computation of diluted loss per share for the three and nine month periods ended September 30, 2001 excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants because their effect was antidilutive due to losses incurred by the Company in 2001 or because such instruments had exercise prices greater than the average market price of the common shares during the periods presented.

(3)      INVENTORIES

         Inventories consist of the following.

                                      September 30, 2001      December 31, 2000
                                      ------------------      -----------------

Raw materials                            $ 2,949,000             $ 2,777,000
Work-in-process                            2,917,000               1,914,000
Finished goods                             1,648,000               1,607,000
                                         ------------            ------------
                                         $ 7,514,000             $ 6,298,000
                                         ============            ============

                          MICROTEL INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


(4)      NOTES PAYABLE

         The domestic credit facility agreement with Wells Fargo Business Credit, Inc. contains restrictive financial and non-financial covenants that were revised effective September 20, 2001. As of September 30, 2001, the Company was in compliance with such covenants.

(5)      COMMITMENTS AND CONTINGENCIES

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

         The Internal Revenue Service is currently examining the Company's 1997 federal income tax return, the effect of which examination cannot be determined at this time.

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

                          MICROTEL INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


         There were no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the amounts disclosed in the Company's consolidated financial statements included in Amendment No. 2 to its 2000 Annual Report on Form 10-K. Selected financial data for each of the Company's operating segments is shown below:

                                     Three months         Three months         Nine months          Nine months
                                        ended                ended                ended                ended
                                      Sept. 30,            Sept. 30,            Sept. 30,            Sept. 30,
                                         2001                 2000                2001                 2000
                                     ------------         ------------         ------------         ------------
Sales to external customers:
      Telecommunications             $ 3,483,000          $ 3,487,000          $11,451,000          $10,680,000
      Electronic Components            2,862,000            3,384,000            9,442,000            8,879,000
                                     ------------         ------------         ------------         ------------
                                     $ 6,345,000          $ 6,871,000          $20,893,000          $19,559,000
                                     ============         ============         ============         ============

Segment pretax profits:
      Telecommunications             $    53,000          $   422,000          $   180,000          $   468,000
      Electronic Components              322,000            1,137,000            1,969,000            2,232,000
                                     ------------         ------------         ------------         ------------
                                     $   375,000          $ 1,559,000          $ 2,149,000          $ 2,700,000
                                     ============         ============         ============         ============

                                                                     Sept. 30,            December 31,
                                                                        2001                  2000
                                                                   -------------         -------------
         Segment assets:
               Telecommunications                                  $  8,009,000          $  9,901,000
               Electronic Components                                  9,233,000             8,876,000
                                                                   -------------         -------------
                                                                   $ 17,242,000          $ 18,777,000
                                                                   =============         =============

         The following is a reconciliation of the reportable segment income and
(loss) from continuing operations and assets to the Company's consolidated totals:

                                     Three months         Three months         Nine months          Nine months
                                        ended                ended                ended                ended
                                      Sept. 30,            Sept. 30,            Sept. 30,            Sept. 30,
                                         2001                 2000                2001                 2000
                                     ------------         ------------         ------------         ------------
Pretax income
-------------
Total income for reportable          $   375,000          $ 1,559,000          $ 2,149,000          $ 2,700,000
      segments
Unallocated amounts:
   Gain on sale of                            --              197,000                   --              197,000
     Wi-LAN, Inc. stock
   Warranty reserve reversal                  --              110,000                   --              110,000
   Unallocated general corporate
     expenses                           (655,000)            (732,000)          (2,259,000)          (1,632,000)
                                     ------------         ------------         ------------         ------------
Consolidated income before
      income taxes                   $  (280,000)         $ 1,134,000          $  (110,000)         $ 1,375,000
                                     ============         ============         ============         ============

                                                                     Sept. 30,            December 31,
                                                                        2001                  2000
                                                                   -------------         -------------
          Assets
          ------
          Total assets for reportable segments                     $ 17,242,000          $ 18,777,000
          Other assets                                                  696,000               707,000
                                                                   -------------         -------------
          Total consolidated assets                                $ 17,938,000          $ 19,484,000
                                                                   =============         =============

                          MICROTEL INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


(7)      NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") finalized FASB Statements No. 141, "Business Combinations," or SFAS 141, and No. 142, "Goodwill and Other Intangible Assets," or SFAS 142. SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires upon adoption of SFAS 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

         SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

         The Company's previous business combinations were accounted for using the purchase method. As of September 30, 2001, the net carrying amount of goodwill was $2,643,000. Amortization expense during the nine-month period ended September 30, 2001 was $303,000. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

         In October 2001, the FASB issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with our consolidated condensed financial statements and notes to financial statements included elsewhere in this report. This report and our consolidated condensed financial statements and notes to financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

         o the projected growth in the telecommunications and electronic components markets;
         o our business strategy for expanding our presence in these markets;
         o anticipated trends in our financial condition and results of operations;
         o the impact of the continuing threat of terrorism and the responses to such threat by military, government, businesses and the public; and
         o our ability to distinguish ourselves from our current and future competitors.

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

         In October 2000, we decided to discontinue our circuits segment. On November 28, 2000, we sold XCEL Etch Tek, which was our only remaining material circuit board business and was a division of our wholly-owned subsidiary, XET Corporation (formerly XIT Corporation). We intend to retain our small Monrovia, California circuit board manufacturing facility primarily as a captive supplier of circuit boards to XET Corporation's Digitran Division.

         Effective August 1, 2000, we acquired the assets and business operations of T-Com, LLC, or T-Com, a telecommunications test instrument manufacturer located in Sunnyvale, California. T-Com produced central office equipment, which is equipment that is typically employed in switching and network operating centers.

         Through our three direct wholly-owned operating subsidiaries, XET Corporation, CXR Telcom Corporation, or CXR Telcom, and CXR, S.A., and through the divisions and subsidiaries of our subsidiaries, we presently design, manufacture, assemble, and market products and services in the following two material business segments:

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

         Our sales are primarily in North America, Europe and Asia. In the first three quarters of 2001, approximately 55% of our sales were to customers in the telecommunications industry, and the remainder of our sales were to aerospace, military contractors and industrial customers.

         Revenues are recorded when products are shipped if shipped FOB shipping point or when received by the customer if shipped FOB destination.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

         The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of total net sales:

                                                                     THREE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                   ---------------------
                                                                      2001        2000
                                                                   ---------   ---------
         Net sales ...........................................       100.0%      100.0%
         Cost of sales .......................................        60.7        44.8
                                                                   ---------   ---------
         Gross profit ........................................        39.3        55.2
         Selling, general and administrative expenses ........        38.8        35.4
         Engineering and product development expenses ........         3.7         4.0
                                                                   ---------   ---------
         Operating income ....................................        (3.2)       15.8
         Interest expense ....................................        (1.8)       (1.8)
         Other expense .......................................         0.6         2.5
                                                                   ---------   ---------
         Income from continuing operations before income taxes        (4.4)       16.5
         Income taxes ........................................          --          --
                                                                   ---------   ---------
         Income from continuing operations ...................        (4.4)       16.5
         Loss from discontinued operations ...................          --        (1.0)
                                                                   ---------   ---------
         Gain (loss) on disposal of discontinued segment .....          --        (9.2)
                                                                   ---------   ---------
         Net income ..........................................        (4.4)%       6.3%
                                                                   ---------   =========

         CONTINUING OPERATIONS

         NET SALES. Net sales for the three months ended September 30, 2001 decreased by $526,000 (7.7%) to $6,345,000, as compared to $6,871,000 for the three months ended September 30, 2000.

         Net sales of our telecommunications products for the three months ended September 30, 2001 remained approximately unchanged at $3,483,000, as compared to $3,487,000 for the comparable period in 2000. Net sales of our U.S.-based telecom operation of CXR Telcom for the three months ended September 30, 2001 decreased by $443,000 (21.2%) to $1,643,000, as compared to $2,086,000 for the comparable period in 2000. This decrease was partially due to a $423,000 reduction in net sales of our CXR HALCYON 704 series test equipment and a $474,000 reduction in sales of T-Com central office test equipment. These reductions were partially offset by a $309,000 increase in net U.S. sales of our transmission products and a $146,000 increase in service and other revenues. Net sales of our French subsidiary, CXR, S.A., for the three months ended September 30, 2001 increased by $439,000 (31.3%) to $1,840,000 as compared to $1,401,000 for the comparable prior year period. This increase was primarily due to a $364,000 increase in net sales of transmission equipment and a $148,000 increase in net sales of test equipment. These increases were offset with a $73,000 reduction in net sales for the Networking Division due to its closure.

         Net sales of electronic components for the three months ended September 30, 2001 decreased by $522,000 (15.5%) to $2,862,000, as compared to $3,384,000 for the comparable period in 2000. The decrease primarily was due to a decline in sales of electronic switches by the Digitran Division of our subsidiary, XET Corporation, in Rancho Cucamonga, California. The Digitran Division's net sales decreased $842,000 (44.7%) to $1,040,000 in the three months ended September 30,

2001 from $1,882,000 in the prior year period. The decrease was due to the completion of the BAE Systems order earlier this year, which order contributed $504,000 to sales in the third quarter of 2000. This decrease was offset by a $245,000 (19.9%) increase in net sales of power supplies of our U.K. subsidiary, XCEL Corporation, Ltd., or XCL, as measured in U.S. dollars, which net sales increased from $1,229,000 for the three months ended September 30, 2000 to $1,474,000 for the three months ended September 30, 2001. In addition, our Japanese subsidiary, XCEL Japan Ltd., or XJL, increased its sales by $86,000 (36.4%) to $322,000 for the three months ended September 30, 2001 from $236,000 for the comparable period in 2000.

         GROSS PROFIT. Gross profit as a percentage of total net sales decreased to 39.3% for the three months ended September 30, 2001, as compared to 55.2% for the comparable period in 2000. In dollar terms, total gross profit decreased by $1,299,000 (34.3%) to $2,492,000 for the three months ended September 30, 2001, as compared to $3,791,000 for the comparable period in 2000.

         Gross profit for our telecommunications segment decreased in dollar terms by $465,000 (24.2%) to $1,459,000 for the three months ended September 30, 2001, as compared to $1,924,000 for the comparable period in 2000, and decreased as a percentage of net sales from 55.2% in 2000 to 41.9% in 2001. The decrease in gross profit as a percentage of net sales was due primarily to the decrease in sales of telecommunication test instruments which increased per unit costs. In addition, sales of transmissions products increased, which products generally carry a lower gross profit margin than test equipment.

         Gross profit for our electronic components segment decreased in dollar terms by $834,000 (44.7%) to $1,033,000 for the three months ended September 30, 2001, as compared to $1,867,000 for the comparable period in 2000, and decreased as a percentage of related net sales from 55.2% in 2000 to 36.1% in 2001. This percentage decrease was primarily the result of the completion of the BAE Systems order that provided a substantial contribution to gross margin in the third and fourth quarters of 2000 but was completed in the first quarter of 2001 so that there was no contribution from this contract in the current quarter. The decrease was offset by improved gross margins at XCL in the U.K. as a result of an increase in sales of custom military power supply units, or PSUs, in relation to the PSUs sold in the commercial market. For the quarter ended September 30, 2001, custom PSU sales increased to 74.5% of the total PSUs sold, as compared to 61.5% in the three-month period ended September 30, 2000. The custom military PSUs carry higher margins than the commercial PSUs. XCL's gross margin improved from 28.1% of net sales in the third quarter of 2000 to 30.4% of net sales in the current three-month period.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased slightly by $26,000 (0.1%) to $2,457,000 for the three-month period ended September 30, 2001, as compared to $2,431,000 for the comparable period in 2000. These expenses included approximately $156,000 of legal and accounting expenses for non-routine SEC filings in the three-month period ended September 30, 2001. However, this is the last quarter in which we expect to incur such expenses.

         ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses consist primarily of research and product development activities of our telecommunications segment. These expenses decreased by $42,000 (15.2%) to $235,000 for the three months ended September 30, 2001, as compared to $277,000 for the comparable prior year period. The decrease primarily was due to the closure of our St. Charles, Illinois engineering facility and the layoff of four engineers. Engineering functions have been transferred to the Fremont, California facility.

         OTHER INCOME AND EXPENSE. Interest expense decreased to $113,000 for the three months ended September 30, 2001, from $126,000 in the comparable period in 2000 due to lower debt balances. Other income of $33,000 in the third quarter of 2001 declined from $177,000 in the third quarter of 2000 primarily because we recorded a $197,000 gain on the sale of Wi-LAN, Inc. common stock in the three months ended September 30, 2000.

         NET INCOME OR LOSS. Net loss for the three months ended September 30, 2001 was $281,000 as compared to net income from continuing operations of $1,132,000 for the prior year period. The current period loss included expenses of approximately $156,000 for non-routine SEC filings and $72,000 in severance pay related to staff reductions. The net income of the prior year period included a $197,000 gain from the sale of Wi-LAN, Inc. common stock and a $116,000 gain related to the settlement of a warranty claim from the sale of our former subsidiary, HyComp, Inc.

DISCONTINUED OPERATIONS

         As a result of our decision to discontinue our last remaining material circuits subsidiary in October 2000, our circuits segment has been accounted for as discontinued operations. We reported a net loss from discontinued operations of $702,000 for the three months ended September 30, 2000. Net sales, gross profit and selling, general and administrative expenses for our circuits business for the three months ended September 30, 2000 were $690,000, $51,000 and $147,000, respectively.

     NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

         The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of total net sales:

                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                          2001            2000
                                                                        --------        --------
         Net sales..............................................         100.0%          100.0%
         Cost of sales..........................................          57.1            54.4
                                                                        --------        --------
         Gross profit...........................................          42.9            45.6
         Selling, general and administrative expenses...........          38.0            34.9
         Engineering and product development expenses...........           4.3             4.0
                                                                        --------        --------
         Operating income.......................................           0.6             6.7
         Interest expense.......................................          (1.5)           (1.7)
         Other income...........................................           0.3             2.0
                                                                        --------        --------
         Income from continuing operations before income taxes..          (0.6)            7.0
         Income taxes...........................................            --              --
                                                                        --------        --------
         Income from continuing operations......................          (0.6)            7.0
         Loss from discontinued operations......................            --            (1.1)
         Gain (loss) on disposal of discontinued segment........            --            (3.3)
                                                                        --------        --------
         Net income.............................................          (0.6)%           2.6%
                                                                        ========        ========

         CONTINUING OPERATIONS

         NET SALES. Net sales for the nine months ended September 30, 2001 increased by $1,334,000 (6.8%) to $20,893,000, as compared to $19,559,000 for the nine months ended September 30, 2000.

         Net sales of our telecommunications products for the nine months ended September 30, 2001 increased by $771,000 (7.2%) to $11,451,000, as compared to $10,680,000 for the comparable period in 2000. Net sales of our U.S.-based telecom operation of CXR Telcom for the nine months ended September 30, 2001 increased by $590,000 (12.3%) to $5,384,000, as compared to $4,794,000 for the comparable period in 2000. This increase was mainly due to a $203,000 increase in service revenues and a $187,000 increase in net sales of T-Com, LLC products that were acquired effective August 2000 with the acquisition of T-Com. CXR Telcom sales of CXR HALCYON 704 series test equipment increased by $150,000 (4.9)% in the first three quarters of 2001 as compared to the comparable prior year period. Net sales of our transmission and original equipment manufactured test instruments by CXR, S.A. for the nine months ended September 30, 2001 increased by $181,000 (3.1%) to $6,067,000, as compared to $5,886,000 for the comparable prior year period. This increase would have been 7.9% if not for the decline in the value of the French Franc in relation to the value of the U.S. dollar in the nine months ended September 30, 2001 as compared to their relative values for the nine months ended September 30, 2000. The major reasons for the increase in CXR, S.A.'s sale were a $719,000 increase in net sales of transmission equipment and a $248,000 increase in net sales of test equipment. These increases were partially offset by a $783,000 reduction of networking products sales due to the closure of the Networking Division last year.

         Net sales of our electronic components for the nine months ended September 30, 2001 increased by $563,000 (6.3%) to $9,442,000, as compared to $8,879,000 for the comparable period in 2000, primarily due to a $899,000 increase in sales of XCL, our U.K. subsidiary. This increase in net sales was primarily due to an increase in deliveries of outstanding contracts of power supplies. Also contributing to the increase in sales of our electronic components segment was XJL, our Japanese subsidiary, which increased its sales in the nine months ended September 30, 2001 by $118,000 (17.2%) to $803,000, as compared to $685,000 for the comparable prior year period. This increase was offset by a $430,000 decrease in XET's sales primarily due to a decline in shipments of digital switches under its contract with BAE Systems, Canada due to the completion of that contract in the first quarter of this year.

         GROSS PROFIT. Gross profit as a percentage of total net sales decreased to 42.9% for the nine months ended September 30, 2001, as compared to 45.6% for the comparable period in 2000. In dollar terms, total gross profit increased slightly by $45,000 (0.5%) to $8,958,000 for the nine months ended September 30, 2001, as compared to $8,913,000 for the comparable period in 2000.

         Gross profit for our telecommunications segment increased in dollar terms by $171,000 (3.6%) to $4,936,000 for the nine months ended September 30, 2001, as compared to $4,765,000 for the comparable period in 2000, and decreased as a percentage of net sales from 44.6% in 2000 to 43.1% in 2001.

         Gross profit for our electronic components segment decreased in dollar terms by $126,000 (3.0%) to $4,022,000 for the nine months ended September 30, 2001, as compared to $4,148,000 for the comparable period in 2000, and decreased as a percentage of related net sales from 46.7% in 2000 to 42.6% in 2001. This decrease was primarily the result of the completion of the BAE Systems, Canada contract in the first quarter of this year, which contract had provided for sales of higher margin products and contributed to higher sales in the prior year and the first quarter of this year at XET's Digitran Division in Rancho Cucamonga, California. This decrease was partially offset by the improved profit margins in connection with higher production volumes and a higher margin product mix at XCL in the U.K., which contributed to a $564,000 increase in gross profit. Also, XJL's gross profit margin increased by $44,000.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $1,117,000 (16.4%) to $7,943,000 for the nine-month period ended September 30, 2001, as compared to $6,826,000 for the comparable period in 2000. The increase was primarily due to increases of $705,000 in legal and accounting fees, $107,000 of compensation expenses, and $296,000 of administrative expenses at CXR Telcom due to the consolidation of the business acquired with the acquisition of T-Com, LLC. The legal and accounting fees in the first three quarters of 2001 include approximately $608,000 incurred in connection with non-routine Securities and Exchange Commission filings. However, we do not expect to incur any further such expenses.

         ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses consist primarily of research and product development activities of our telecommunications segment. These expenses increased by $124,000 (16.0%) to $897,000 for the nine months ended September 30, 2001, as compared to $773,000 for the comparable prior year period, reflecting new product development activities. This increase primarily was due to the addition of engineering staff during the earlier part of the year which was partially offset by layoffs in August 2001 and the closure of the St. Charles, Illinois engineering facility.

         OTHER INCOME AND EXPENSE. Interest expense decreased to $311,000 for the nine months ended September 30, 2001 from $321,000 in the comparable period in 2000. Other income of $83,000 in the first three quarters of 2001 declined from $381,000 in the first three quarters of 2000 primarily because in the nine-month period ended September 30, 2000 we recorded a $197,000 gain on the sale of stock of Wi-LAN, Inc. and the reversal of a warranty reserve of $116,000 for a warranty settlement related to sales made by the Company's former subsidiary, HyComp, Inc., which was sold in April 1999.

         NET INCOME OR LOSS. Net loss for the nine months ended September 30, 2001 was $120,000 as compared to net income from continuing operations of $1,362,000 for the prior year period. The current nine-month period loss included expenses of approximately $608,000 for non-routine SEC filings and $72,000 in severance pay related to staff reductions. The net income of the prior year period included a $197,000 gain from the sale of Wi-LAN, Inc. common stock.

DISCONTINUED OPERATIONS

         As a result of our decision to discontinue our last remaining material circuits subsidiary in October 2000, our circuits segment has been accounted for as discontinued operations. We reported a net loss from discontinued operations of $853,000 for the nine months ended September 30, 2000. Net sales, gross profit and selling, general and administrative expenses for our circuits business for the nine months ended September 30, 2000 were $2,088,000, $166,000 and $454,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended September 30, 2001, we funded our operations primarily through revenue generated from our operations and through our line of credit with Wells Fargo Business Credit, Inc. As of September 30, 2001, we had working capital of $3,120,000, up 12.2% from working capital of

$2,780,000 as of December 31, 2000, an accumulated deficit of $18,903,000 and an accumulated other comprehensive loss of $827,000. As of September 30, 2001, we had $437,000 in cash and cash equivalents and $5,631,000 of accounts receivable. As of December 31, 2000, we had an accumulated deficit of $18,775,000, $756,000 in cash and cash equivalents and $7,440,000 of accounts receivable.

         Cash provided by our operating activities totaled $541,000 for the nine months ended September 30, 2001. Cash used by operations for the nine months ended September 30, 2000 was $646,000. This increase in cash provided by operations during the nine months ended September 30, 2001 resulted primarily from collection of accounts receivable, offset by increase in inventory and payments of accounts payable.

         Cash used in our investing activities totaled $7,000 for the nine months ended September 30, 2001 as compared to cash provided by our investing activities of $791,000 for the nine months ended September 30, 2000. We are currently installing an enterprise resource planning system software that we acquired under a capital lease in order to improve efficiencies. Included in the 2000 results are $520,000 from the sale of shares of common stock we held in Digital Transmission Systems, Inc. and $918,000 from the sale of shares of common stock we held in Wi-LAN, Inc. and usages of $592,000 and $83,000 for the purchases of the Belix Ltd. companies in the U.K. and T-Com, respectively.

         Cash used in financing activities totaled by $772,000 for the nine months ended September 30, 2001, as compared to cash provided by financing activities of $418,000 for the nine months ended September 30, 2000, primarily due to our payments against our bank debt, which reduced the balances of our notes payable.

         On June 23, 2000, our credit facility with our previous lender, Congress Financial Corporation, or Congress Financial, expired while we were out of compliance with the adjusted net worth covenant of this facility. Congress Financial extended this facility through August 14, 2000. On August 16, 2000, our subsidiaries, CXR Telcom and XET Corporation, together with MicroTel acting as guarantor, obtained a credit facility from Wells Fargo Business Credit, Inc. This facility provides for a revolving loan of up to $3,000,000 secured by our inventory and accounts receivable and a term loan in the amount of $687,000 secured by our machinery and equipment. As a condition of extending this credit facility to our subsidiaries, Wells Fargo Business Credit, Inc. required our President and Chief Executive Officer, Carmine Oliva, to personally guaranty a portion of our indebtedness under the facility. On January 26, 2001, Mr. Oliva was released from this guaranty. The initial annual interest rate on both portions of the credit facility was the prime rate plus 2%. The facility contains a performance-based interest reduction feature. Based upon our 2000 financial performance, we obtained a reduction in the interest rate to the prime rate plus 1% effective April 1, 2001. The loan, however, requires a minimum interest charge of $13,500 per month. The balance outstanding under this credit facility was $1,128,000 on September 30, 2001. There was $281,000 of additional borrowings available as of September 30, 2001. The credit facility expires on August 16, 2003. Our foreign subsidiaries have obtained credit facilities with Lloyds Bank in England, Banc National du Paris, Societe General and Banque Hervet in France and Johan Tokyo Credit Bank in Japan. The balances outstanding under our U.K., France and Japan credit facilities were $731,000, $645,000, and $0, respectively, on September 30, 2001.

         Our backlog is substantial and has increased to $14,542,000 as of September 30, 2001, an increase of 16.3%, as compared to $12,500,000 as of December 31, 2000. Our backlog as of September 30, 2001 is related approximately 95% to our electronic components business, which business tends to provide us with long lead times for our manufacturing processes due to the custom nature of the products, and 5% to our telecommunications business, which business tends to deliver standard products from stock as orders are received. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

         We believe that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, including the credit facilities we and our subsidiaries have with Wells Fargo Business Credit, Inc., Lloyds Bank in England, and Banc National du Paris and Banque Hervet in France, will be adequate to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months. If, however, our capital requirements or cash flow vary materially from our current projections or if unforeseen circumstances occur, we may require additional financing. Deteriorating global economic conditions and the effects of ongoing military actions against terrorists may cause prolonged declines in investor confidence in and accessibility to capital markets. Our failure to raise capital, if needed, could restrict our growth, limit our development of new products or hinder our ability to compete.

LEGAL PROCEEDINGS

         There are no material legal proceedings pending against us (see Note 5 to the Consolidated Condensed Financial Statements included elsewhere in this report).

EFFECTS OF INFLATION

         The impact of inflation and changing prices has not been significant on the financial condition or results of operations of either us or our operating subsidiaries.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board, or FASB, finalized FASB Statements No. 141, "Business Combinations," or SFAS 141, and No. 142, "Goodwill and Other Intangible Assets," or SFAS 142. SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that we recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires upon adoption of SFAS 142 that we reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

         SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that we identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires us to complete a transitional goodwill impairment test six months from the date of adoption. We are also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

         Our previous business combinations were accounted for using the purchase method. As of September 30, 2001, the net carrying amount of goodwill was $2,643,000. Amortization expense during the nine-month period ended September 30, 2001 was $303,000. Currently, we are assessing but have not yet determined how the adoption of SFAS 141 and SFAS 142 will impact our financial position and results of operations.

         In October 2001, the FASB issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," or SFAS 144. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively.

EURO CONVERSION

         Our operating subsidiaries located in France and the United Kingdom have combined net sales from operations approximating 51% of our total net sales for the nine months ended September 30, 2001. Net sales from the French subsidiary participating in the Euro conversion were 29% of our net sales for the nine months ended September 30, 2001. We continue to review the impact of the Euro conversion on our operations.

         Our European operations took steps to ensure their capability of entering into Euro transactions. No material changes to information technology and other systems are necessary to accommodate these multiple currency transactions because such systems already were capable of using multiple currencies.

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

         We incurred significant net operating losses in the year ended December 31, 1999 and recorded a net operating profit in the year ended December 31, 2000. We realized a net loss of approximately $4.6 million for the twelve months ended December 31, 1999. For the twelve months ended December 31, 2000, we recorded net income of $1.0 million. For the nine months ended September 30, 2001, we recorded a net loss of $120,000. Our accumulated deficit and accumulated other comprehensive loss through September 30, 2001 were approximately $18,903,000 and $827,000, respectively, and as of that date we had a total stockholders' equity of approximately $5,593,000. There is no assurance that we will attain or continue to maintain profitable operations in the future. If we are unable to do so, there may be a material adverse effect on our cash flows, which could cause us to violate covenants under our credit facility and could impede our ability to raise capital through debt or equity financing to the extent we may need it for our continued operations or for planned expansion. Consequently, future losses may have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

     FINANCIAL STATEMENTS OF OUR FOREIGN SUBSIDIARIES ARE PREPARED USING THE RELEVANT FOREIGN CURRENCY THAT MUST BE CONVERTED INTO UNITED STATES DOLLARS FOR INCLUSION IN OUR CONSOLIDATED FINANCIAL STATEMENTS. AS A RESULT, EXCHANGE RATE FLUCTUATIONS MAY ADVERSELY IMPACT OUR REPORTED RESULTS OF OPERATIONS.

         We have established and acquired international subsidiaries that prepare their balance sheets in the relevant foreign currency. In order to be included in our consolidated financial statements, these balance sheets are converted, at the then current exchange rate, into United States dollars, and the statements of operations are converted using weighted average exchange rates for the applicable period. Accordingly, fluctuations of the foreign currencies relative to the United States dollar could have an effect on our consolidated financial statements. Our exposure to fluctuations in currency exchange rates has increased as a result of the growth of our international subsidiaries. Sales of our products and services to customers located outside of the United States accounted for approximately 53% of our net sales for the year ended December 31, 2000 and approximately 54% of our net sales for the nine months ended September 30, 2001. We currently anticipate that foreign sales will account for a similar proportion of our net sales for the year ended December 31, 2001. However, because historically the majority of our currency exposure has related to financial statement translation rather than to particular transactions, we do not intend to enter into, nor have we historically entered into, forward currency contracts or hedging arrangements in an effort to mitigate our currency exposure.

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

     OUR LACK OF LONG-TERM PURCHASE ORDERS OR COMMITMENTS MAY ADVERSELY AFFECT OUR BUSINESS IF DEMAND IS REDUCED.

         During the year ended December 31, 2000 and the nine months ended September 30, 2001, the sale of telecommunications equipment and related services accounted for approximately 56% and 55%, respectively, of our total sales, and the sale of electronic components accounted for approximately 44% and 45%, respectively, of our total sales. In many cases we have long-term contracts with our telecommunications and electronic components customers that cover the general terms and conditions of our relationships with them but that do not include long-term purchase orders or commitments. Rather, our customers issue purchase orders requesting the quantities of telecommunications equipment they desire to purchase from us, and if we are able and willing to fill those orders, then we fill them under the terms of the contracts. Accordingly, we cannot rely on long-term purchase orders or commitments to protect us from the negative financial effects of a reduced demand for our products that could result from a general economic downturn, from changes in the telecommunications and electronic components industries, including the entry of new competitors into the market, from the introduction by others of new or improved technology, from an unanticipated shift in the needs of our customers, or from other causes.

     IF WE ARE UNABLE TO FULFILL BACKLOG ORDERS DUE TO CIRCUMSTANCES INVOLVING US OR ONE OR MORE OF OUR SUPPLIERS OR CUSTOMERS, OUR ANTICIPATED RESULTS OF OPERATIONS AND CASH FLOWS WILL SUFFER.

         As of September 30, 2001, we had approximately $14,542,000 in backlog orders for our products, which orders were due in large part to the long lead times associated with our electronic components products. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. However, there can be no assurance that we will be successful in fulfilling orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

     OUR BUSINESS COULD SUFFER IF WE ARE UNABLE TO OBTAIN COMPONENTS OF OUR PRODUCTS FROM OUTSIDE SUPPLIERS.

         The major components of our products include circuit boards, microprocessors, chipsets and memory components. Most of these components are available from multiple sources. However, we currently obtain some components used in our products from single or limited sources. Some modem chipsets used in our data communications products have been in short supply and are frequently on allocation by semiconductor manufacturers. We have, from time to time, experienced difficulty in obtaining some components. We do not have guaranteed supply arrangements with any of our suppliers, and there can be no assurance that our suppliers will continue to meet our requirements. Further, disruption in transportation services as a result of the terrorist attacks in the United States on September 11, 2001 and further enhanced security measures in response to the attacks may cause some increases in costs and timing for both our receipt of components and shipment of products to our customers. If our existing suppliers are unable to meet our requirements, we could be required to alter product designs to use alternative components or, if alterations are not feasible, we could be required to eliminate products from our product line.

         Shortages of components could not only limit our product line and production capacity but also could result in higher costs due to the higher costs of components in short supply or the need to use higher cost substitute components. Significant increases in the prices of components could have a material adverse effect on our results of operations because our products compete on price, and therefore we may not be able to adjust product pricing to reflect the increases in component costs. Also, an extended interruption in the supply of components or a reduction in their quality or reliability would have a material adverse effect on our financial condition and results of operations by impairing our ability to timely deliver quality products to our customers. Delays in deliveries due to shortages of components or other factors may result in cancellation by our customers of all or part of their orders. Although customers who purchase products from us, such as many of our digital switches, that are not readily available from other sources would be less likely than other customers of ours to cancel their orders due to production delays, we cannot assure you that cancellations will not occur.

     IF WE ARE UNABLE TO SUCCESSFULLY IDENTIFY OR COMPLETE STRATEGIC ACQUISITIONS, OUR LONG-TERM COMPETITIVE POSITIONING MAY SUFFER.

         Our business strategy includes growth through acquisitions that we believe will improve our competitive capabilities or provide additional market penetration or business opportunities in areas that are consistent with our business plan. Identifying and pursuing strategic acquisition opportunities and integrating acquired products and businesses requires a significant amount of management time and skill. Acquisitions may also require us to issue equity securities that could result in dilution to existing stockholders and to expend a substantial amount of cash or other resources, not only as a result of the direct expenses involved in the acquisition transaction but also as a result of ongoing research and development activities that may be required to maintain or enhance the long-term competitiveness of acquired products, particularly those products marketed to the rapidly evolving telecommunications industry. If we are unable to complete strategic acquisitions due to our inability to identify appropriate targets, to raise the necessary funds, particularly while our stock price is low, or to manage the difficulties or costs involved in the acquisitions, our long-term competitive positioning could suffer.

     WE RELY HEAVILY ON OUR MANAGEMENT, AND THE LOSS OF THEIR SERVICES COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

         Our success is highly dependent upon the continued services of key members of our management, including our Chairman of the Board, President and Chief Executive Officer, Carmine T. Oliva, and our Executive Vice President, Graham Jefferies. Mr. Oliva co-founded XET Corporation and has developed personal contacts and other skills that we rely upon in connection with our financing, acquisition and general business strategies. Mr. Jefferies is a long-time employee of MicroTel who we have relied upon in connection with our United Kingdom acquisitions and who fulfills significant operational responsibilities in connection with our foreign and domestic operations. Consequently, the loss of Mr. Oliva, Mr. Jefferies or one or more other key members of management could have a material adverse effect on us. Although we have entered into employment agreements with several key employees, we have not entered into any employment agreement with any of our executive officers other than with Mr. Oliva, Mr. Jefferies and our Senior Vice President and Chief Financial Officer, Randolph Foote. We maintain key-man life insurance on Mr. Oliva and Mr. Jefferies. However, we cannot assure you that we will be able to maintain this insurance in effect or that the coverage will be sufficient to compensate us for the loss of the services of Mr. Oliva or Mr. Jefferies.

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

     OUR STOCK PRICE HAS BEEN VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS PURCHASING SHARES OF OUR COMMON STOCK.

         The market prices of securities of technology-based companies, especially telecommunications electronics companies, currently are highly volatile. The market price of our common stock has fluctuated significantly in the past. The market price of our common stock may continue to exhibit significant fluctuations in response to the following factors, many of which are beyond our control:

         o        variations in our quarterly operating results;
         o changes in market valuations of similar companies and stock market price and volume fluctuations generally;
         o economic conditions specific to the telecommunications electronics industry;
         o announcements by us or our competitors of new or enhanced products, technologies or services or significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;
         o        regulatory developments;
         o        additions or departures of key personnel; and
         o        future sales of our common stock or other securities.

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

         Our future capital requirements will depend upon many factors, including the magnitude of our sales and marketing efforts, the development of new products and services, possible future strategic acquisitions, the progress of our research and development efforts and the status of competitive products and services. We believe that current and future available capital resources will be adequate to fund our operations for the foreseeable future. However, to the extent we are in need of any additional financing, there can be no assurance that any additional financing will be available to us on acceptable terms, or at all. Deteriorating global economic conditions and the effects of ongoing military actions against terrorists may cause prolonged declines in investor confidence in and accessibility to capital markets. If we raise additional funds by issuing equity securities, further dilution to the existing stockholders may result. If adequate funds are not available, we may be required to delay, scale back or eliminate portions of our operations and product development and marketing efforts or to obtain funds through arrangements with partners or others that may require us to relinquish rights to some of our technologies or potential products, services or other assets. Accordingly, the inability to obtain financing could result in a significant loss of ownership and/or control of our proprietary technology and other important assets and could also adversely affect our ability to fund our continued operations and our product development and marketing efforts that historically have contributed significantly to our competitiveness.

     SHARES OF OUR COMMON STOCK ELIGIBLE OR TO BECOME ELIGIBLE FOR PUBLIC SALE COULD ADVERSELY AFFECT OUR STOCK PRICE AND MAKE IT DIFFICULT FOR US TO RAISE ADDITIONAL CAPITAL THROUGH SALES OF EQUITY SECURITIES.

         As of November 9, 2001, we had outstanding 20,670,703 shares of common stock, 20,570,703 of which shares were either unrestricted, registered for resale under the Securities Act of 1933, or eligible for resale without registration under Rule 144 of the Securities Act of 1933. As of November 9, 2001, we also had outstanding options, warrants and preferred stock that were exercisable for or convertible into 6,314,930 shares of common stock. Of these, 1,594,924 shares of common stock underlying options, 1,956,756 shares of common stock underlying warrants and 2,763,250 shares of common stock underlying preferred stock were registered for resale. Sales of a substantial number of shares of our common stock in the public market, or the perception that sales could occur, could adversely affect the market price for our common stock. Any adverse effect on the market price for our common stock could make it difficult for us to sell equity securities at a time and at a price that we deem appropriate.

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

     WE ARE UNABLE TO PREDICT THE IMPACT THAT THE CONTINUING THREAT OF TERRORISM AND THE RESPONSES TO THAT THREAT BY MILITARY, GOVERNMENT, BUSINESS AND THE PUBLIC MAY HAVE ON OUR BUSINESS, PROSPECTS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOWS.

         The recent terrorist attacks in the United States, which have brought devastation to many people and shaken consumer confidence, have disrupted commerce throughout the world. The continuing threat of terrorism in the United States and other countries and heightened security measures, as well as current and any future military action in response to such threat, may cause significant disruption to the global economy, including widespread recession. To the extent that such disruptions result in a general decrease in spending that could decrease demand for our current and planned products and services, in our inability to effectively market, manufacture or ship our products and services, or in financial or operational difficulties for various vendors on which we rely, our business and results of operations could be materially and adversely affected. We are unable to predict whether the continuing threat of terrorism or the responses to such threat will result in any long-term commercial disruptions or whether such terrorist activities or responses will have any long-term material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

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

         The following table provides information about our domestic and foreign debt obligations that are sensitive to changes in interest rates. All dollars are in thousands. The symbol "P" represents the prime rate. The symbol "B" represents lender's base rate. Balances are as of December 31, 2000.

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

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)    Exhibits
                --------

         10.1   Amended and Restated 2000 Stock Option Plan (#)(1)

         10.2 Employment Agreement dated as of July 2, 2001 between MicroTel International, Inc. and Randolph D. Foote (#)(1)

         10.3 Employment Agreement dated as of January 1, 2001 between MicroTel International, Inc. and Graham Jefferies (#)(1)

         10.4 First Amendment to Credit and Security Agreement dated as of September 29, 2000 by and between CXR Telcom Corporation, XET Corporation and Wells Fargo Business Credit, Inc.

         10.5 Second Amendment to Credit and Security Agreement dated as of November 29, 2000 by and between CXR Telcom Corporation, XET Corporation and Wells Fargo Business Credit, Inc.

         10.6 Third Amendment to Credit and Security Agreement dated as of September 20, 2001 by and between CXR Telcom Corporation, XET Corporation and Wells Fargo Business Credit, Inc.

-----------
(#) Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit.
(1) Incorporated by reference to Post-Effective Amendment No. 1 to the MicroTel International, Inc. Registration Statement on Form S-1 (Registration Statement No. 333-63024).

         (b)    Reports on Form 8-K
                -------------------

         None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               MICROTEL INTERNATIONAL, INC.

Dated: November 13, 2001       By: /S/ CARMINE T. OLIVA
                                  ---------------------------------------------
                                   Carmine T. Oliva, Chairman of the Board,
                                   Chief Executive Officer (principal executive
                                   officer) and President

                               By: /S/ RANDOLPH D. FOOTE
                                  ---------------------------------------------
                                   Randolph D. Foote, Chief Financial Officer
                                   (principal financial and accounting officer)

                                INDEX TO EXHIBITS

      Exhibit No.      Description
      -----------      -----------

         10.4 First Amendment to Credit and Security Agreement dated as of September 29, 2000 by and between CXR Telcom Corporation, XET Corporation and Wells Fargo Business Credit, Inc.

         10.5 Second Amendment to Credit and Security Agreement dated as of November 29, 2000 by and between CXR Telcom Corporation, XET Corporation and Wells Fargo Business Credit, Inc.

         10.6 Third Amendment to Credit and Security Agreement dated as of September 20, 2001 by and between CXR Telcom Corporation, XET Corporation and Wells Fargo Business Credit, Inc.