Form 10-K
period 2001-12-31
MICROTEL INTERNATIONAL INC
filed 2002-04-01
CIK 854852

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended DECEMBER 31, 2001.

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to _____________

                         Commission file number: 1-10346

                          MICROTEL INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      77-0226211
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

      9485 HAVEN AVENUE, SUITE 100
          RANCHO CUCAMONGA, CA                              91730
(Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (909) 987-9220

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:
                        COMMON STOCK, $0.0033 PAR VALUE
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         The aggregate market value of the voting stock held by nonaffiliates of the registrant computed by reference to the closing price of such stock, was approximately $4,732,408 at March 18, 2002.

         The number of shares of the registrant's common stock, $0.0033 par value, outstanding as of March 18, 2002 was 20,670,703.

         DOCUMENTS INCORPORATED BY REFERENCE:  NONE.

================================================================================

                                     PART I
                                                                            PAGE

ITEM 1.  BUSINESS............................................................. 3

ITEM 2.  PROPERTIES...........................................................23

ITEM 3.  LEGAL PROCEEDINGS....................................................23

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................24

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS..............................................................24

ITEM 6.  SELECTED FINANCIAL DATA..............................................25

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS................................................26

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........45

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................46

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE.................................................46

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................47

ITEM 11. EXECUTIVE COMPENSATION...............................................49

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......56

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................57

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K......61

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE......F-1

         INDEX TO EXHIBITS....................................................62

         SIGNATURES...........................................................67

         EXHIBITS FILED WITH THIS REPORT......................................68

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

         We previously organized our operations in the following three business segments:

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

         One of our main purposes for the T-Com acquisition was to acquire rights to central office equipment products and access to customers who purchase those products. We believed that on a long-term basis, telecommunications companies and other purchasers of telecommunications test instruments may attempt to enhance their efficiency by increasing reliance upon central office equipment and decreasing reliance upon field equipment to the extent technology and circumstances allow. We also believed that we may be able to take advantage of cross-marketing opportunities for our central office and field equipment. Further, we anticipated and achieved initial success in increasing the capacity of CXR Telcom Corporation's Fremont, California plant without increasing our overhead by integrating T-Com's operations with those of CXR Telcom Corporation.

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

         Consequently, through our three direct wholly-owned operating subsidiaries, XET Corporation, CXR Telcom Corporation and CXR, S.A., and through the divisions and subsidiaries of our subsidiaries, we presently design, manufacture, assemble, and market products and services in the following two business segments:

         o        Telecommunications

              -- Telecommunications Test Instruments (analog and digital test instruments used in the installation, maintenance, management and optimization of public and private communication networks)

              -- Transmission and Network Access Products (range of products for accessing public and private networks for the transmission of data, voice and video)

         o        Electronic Components

              --   Digital Switches

              --   Electronic Power Supplies

         Our sales are primarily in North America, Europe and Asia. In 2001, 53.9% of our sales were to customers in the telecommunications industry, and the remainder of our sales were to aerospace customers, military contractors and industrial customers. Our objective in our telecommunications test instruments and transmission and network access products business is to become a leader in quality, cost effective solutions to meet the requirements of telecommunications customers. We believe that we can achieve this objective through customer-oriented product development, superior product solutions, and excellence in local market service and support. Our objective in our electronic components business is to become the supplier of choice for harsh environment switches and custom power supplies.

INDUSTRY OVERVIEW

         TELECOMMUNICATIONS TEST INSTRUMENTS, TRANSMISSION AND NETWORK ACCESS PRODUCTS

         Over the past decade, telecommunications and data communications networks have undergone major growth and have become a critical part of the global business and economic infrastructure. Many factors have contributed to this growth, including:

         o a surge in demand for both analog and high-speed Internet access and data transmission service; among other uses, high-speed access enables consumers to access bandwidth intensive content and services, such as highly graphical web sites and audio, video and software downloads, and enables businesses to implement e-commerce strategies, to access the Internet for a variety of purposes and to provide employees with telecommuting capabilities;

         o the enactment of the Telecommunications Act of 1996, which has allowed competitive local exchange carriers in the United States to compete with incumbent local exchange carriers, including the regional Bell operating companies, or RBOCs, for local carrier services; and

         o an apparent worldwide trend toward deregulation of the communications industry, which may enable a large number of new communications service providers to enter the market.

         Responding to the demand for communications services and increased competitive pressures, telecommunications companies and other businesses that rely heavily on information technology have devoted significant resources to the purchase of transmission instruments, such as high-speed modems, through which data and voice information may be transmitted, and test equipment with which to test, deploy, manage and optimize their communications networks, equipment and services.

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

         ELECTRONIC COMPONENTS

         The electronic components industry comprises three basic segments, which are active components, passive components and electromechanical components. We compete in the active and electromechanical segments of this industry. These segments can be further segmented by industry into telecommunications, aerospace, military, commercial, industrial and other environments, each of which places constraints that define performance and permitted use of differing grades of components.

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

         BROAD RANGE OF TRANSMISSION AND NETWORK ACCESS PRODUCTS FOR A WIDE RANGE OF APPLICATIONS. We have developed a broad range of industrial grade transmission products that are capable of connecting to a wide range of remote monitoring devices and equipment. Many of these products are designed to operate in extended temperatures and harsh environments and generally exceed the surge protection standards of the industry and are adaptive to wide ranges of AC or DC power inputs. The design of many of our data transmission products enables them to either interface with or complement one another. The versatility of this concept has enabled us to offer numerous different product combinations to our customers. These variations include customized selection of data speeds, data interfaces, power inputs, operating temperatures, data formats and power consumption. In addition, our desktop and rack mount transmission product lines allow us to serve both central site data communications needs and remote access and transmission sites on both the enterprise-wide and single location level.

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

         CUSTOMER-DRIVEN FEATURES. Many of our digital switches and each of our power supplies are highly tailored to our customers' needs. We manufacture digital switches for insertion into new equipment as well as for retrofit into existing equipment. Our engineers continually interact with our customers during the design process to ensure that our electronic components are the best available solution for them. For example, based on conversations with our customers, we delivered a compact multiple output power supply to allow BAE Systems to produce a single-heads up display suitable for fitting on a large range of commercial and military aircraft.

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

OUR STRATEGY

         Our objectives are to become a leading provider of telecommunications test instruments, transmission and network access products for a broad range of applications within the global telecommunications industry, in addition to becoming the supplier of choice for harsh environment switch and customer power supplies in the aerospace, military and telecommunications markets. The following are the key elements of our strategy to achieve these objectives:

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

PRODUCTS AND SERVICES

         Our products and services currently are divided into the following two main business segments:

         o        Telecommunications

              -- Telecommunications Test Instruments (analog and digital test instruments used in the installation, maintenance, management and optimization of public and private communication networks)

              -- Transmission and Network Access Products (range of products for accessing public and private networks for the transmission of data, voice and video)

         o        Electronic Components

              --   Digital Switches

              --   Electronic Power Supplies

         During the years ended December 31, 2001, 2000 and 1999, our total sales were $27,423,000, $28,050,000 and $25,913,000, respectively, and the percentages of total sales contributed by each product group within our two main business segments were as follows:

                                                                               YEAR ENDED DECEMBER 31,
                                                                               -----------------------
       SEGMENT AND PRODUCT TYPE                                       2001              2000              1999
       ------------------------                                       ----              ----              ----

       Telecommunications

            Test Instruments                                           26.7%            28.2%             19.2%

            Transmission and Network Access Products                   24.7%            26.2%             39.3%

            Other Products and Services                                 2.5%             1.5%              1.9%
                                                                 ---------------- ----------------- -----------------

                                                                       53.9%            55.9%             60.4%
                                                                 ================ ================= =================

       Electronic Components

            Digital Switches                                           23.1%            28.6%             20.5%

            Electronic Power Supplies                                  20.0%            14.8%             15.8%

            Other Products and Services                                 3.0%             0.7%              3.3%
                                                                 ---------------- ----------------- -----------------

                                                                       46.1%            44.1%             39.6%
                                                                 ---------------- ----------------- -----------------

                                                                      100.0%           100.0%            100.0%
                                                                 ================ ================= =================

        OUR TELECOMMUNICATIONS TEST INSTRUMENTS, TRANSMISSION AND NETWORK
                            ACCESS PRODUCTS BUSINESS

         Our telecommunications business comprises telecommunications test equipment and transmission and network access products. During the years ended December 31, 2001, 2000 and 1999, the sale of telecommunications products, equipment and related services accounted for 53.9%, 55.9% and 60.4% of our total revenues, respectively. These products, many of which are described below, are configured in a variety of models designed to perform analog and digital measurements or to transmit data at speeds varying from low-speed voice grade transmission to high-speed broadband Internet access, including:

         o Traditional telephone services, such as modems and plain old telephone service, or POTS
         o        Competitive local exchange carriers, or CLECs
         o        Bite error rate test, or BERT
         o        Dial tone multi-frequency, or DTMF
         o        Transmission impairment measurement, or TIMS
         o Central office and private business exchange, or CO/PBX, services, where the central office houses the local exchange equipment that routes calls to and from customers and to Internet service providers and long-distance carriers
         o Digital data services, or DDS, including the USA and worldwide standards described below:

                  I. USA standards, including:
                  --       ISDN, which is an enhanced digital network that
                           offers more bandwidth and faster speed than the
                           traditional telephone network
                  --       Caller identification or caller-ID services
                  --       Digital subscriber line technology, or DSL, which
                           transmits data up to 50 times faster than a conventional dial-up modem using existing copper telephone wires
                  --       Multi-rate symmetric DSL, or MSDSL, which allows the
                           transmission of data over longer distances than single-rate technologies by adjusting automatically or manually the transmission speed
                  --       T-1, which is a standard for digital transmission in
                           North America used by large businesses for broadband access
                  --       FT-1, or fractional T-1, which uses only a selected
                           number of channels from a T-1
                  --       T-3, which is the transmission rate of 44 megabits,
                           or millions of bits, per second, or 44 Mbps, with 672 channels
                  --       Digital signal level 0, or DS0, which is 64 kilobits,
                           or thousands of bits, per second, or 64 kbps, with one channel of a T-1, E-1, E-3 or T-3
                  --       Digital signal level 1, or DS1, which is the T-1
                           transmission rate of 1.54 Mbps, with 24 channels
                  --       Digital signal level 3, or DS3, which is the T-3
                           transmission rate of 44 Mbps, with 672 channels
                  --       Router, or an intelligent device used to connect
                           local and remote networks
                  --       Terminal adapter, which is situated between
                           telephones or other devices and an ISDN line and allows multiple voice/data to share an ISDN line
                  --       Transmission control protocol/Internet protocol, or
                           TCP/IP
                  --       STS/SONET, which is an acronym for synchronous
                           transport signal/synchronous optical networks or fiber optic networks
                  II. Worldwide standards, including:
                  --       E-1, which is the European standard for international
                           digital transmission used by large businesses for broadband access, with 2.108 Mbps, with 30 channels
                  --       FE-1, or fractional E-1, which uses only a selected
                           number of channels from an E-1
                  --       E-3, which is the European standard for T-3, with
                           34.368 Mbps and 480 channels

         TELECOMMUNICATIONS TEST INSTRUMENTS

         Our primary field test instruments, built by our CXR Telcom subsidiary in Fremont, California, are our CXR HALCYON 700 series of products, which we believe provide performance and value in integrated installation, maintenance and testing of telecommunications services. These test instruments are modular, rugged, lightweight, hand-held products used predominantly by telephone and Internet companies to pre-qualify facilities for services, verify proper operation of newly installed services and diagnose problems. Original equipment manufacturers, or OEMs, also use service verification equipment to test simulated networks during equipment development and to verify the successful production of equipment.

         We acquired our CXR HALCYON 700 series of telecommunications test sets in 1997 with the goal of gradually replacing our CXR 5200 series of telecommunications test sets that are larger, heavier and not computer compatible. The unique modular nature of our CXR HALCYON 700 series test equipment provides an easy configuration and upgrade path for testing of the specific services offered by the various national and international service providers. Recent key performance enhancements to this product family address the trend toward conversion of analog service installations to high-speed digital access lines. Some of these key features include:

         o ability to conduct the 23-tone test, which is an automated single key-stroke test that performs the equivalent of over 12 individual test sequences;
         o load-coil analysis, which identifies the presence of voice coils that prevent high-speed digital access;
         o installation and testing of DS3, which is a very high-speed digital transmission service that is equivalent to 28 T-1 circuits; and
         o        voice analysis and testing of individual T-1 channels.

         We believe that these enhancements will allow further penetration of CXR HALCYON 700 series test equipment into the telecommunications services market. Some of the key test equipment products we offer are described below:


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

                                       11





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

         T-COM 440B T-ACE                This is a high-performance integrated digital communications test instrument.
                                             --    used to monitor and assure service reliability of high-density digital test nodes and switch centers
                                             --    provides comprehensive digital test measurements ranging from
                                                   STS/SONET, DS3, through T-1, FT-1, DSO and DDS services

         T-COM 324A+                     This is a versatile, low-cost, full-function handheld T-1 test instrument.
                                             --    suited for field technician applications for the installation and maintenance of T-1 and FT-1 services
                                             --    provides high-end T-1 test functions, including all
                                                   major BERT stress patterns, loop codes, alarm monitoring
                                                   and detection, DS0 tone insertion, DTMF digit capture and
                                                   drop & insert measurements

         T-COM SENTINEL                  This is a high-performance, cost-effective T-1, T-3 and STS centralized test system.
                                             --    operates in conjunction with the T-Com 440B T-ACE test head
                                             --    provides total remote surveillance of unmanned test centers
                                             --    provides cost savings, service reliability and quality benefits for medium-size central offices that could not otherwise justify the cost of high-end test systems

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

         The following are descriptions of a few of our more prominent modems, ISDN terminal adapters and ISDN concentrators:


                 PRODUCT               NAME KEY USES, FEATURES AND FUNCTIONS

         POWER MODEMS                   A family of products that allow asynchronous and
                                        synchronous transmission over dial-up or leased
                                        lines; asynchronous transmission is a very high speed
                                        transfer mode that allows telephone companies to mix
                                        formerly incompatible signals, such as voice, video
                                        and data.
                                            --   in dial-up applications, a unique line qualification
                                                 mechanism assesses the quality of the line and automatically redials before entering the transmission mode when a poor
                                                 line is detected, which avoids having to transmit in a
                                                 degraded mode and leads to money savings in long
                                                 transmission sessions
                                            --   available in standalone units or as rack mountable cards to be inserted into our Smart Rack
                                            --   industrial versions designed for harsh environments are
                                                 available with features such as extra line protection, metallic enclosures, extended temperature ranges and high humidity protection

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

                                       13





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

         Smart Rack
         ----------

         Our modem cards and our ISDN terminal adapter cards generally are available in standalone versions or in versions that can be mounted in our Smart Rack, our universal card cage that provides remote management through a menu-driven user interface. Each part of the framework, or chassis, of the Smart Rack has slots to house up to 16 cards (or up to 4 cards in a smaller installation) plus one optional management card. Each slot can be used to insert any member of our transmission products family, such as analog modems, ISDN terminal adapters, ISDN digital modems and high-speed MSDSL modems. The optional management card that can be inserted into each chassis can be used to configure any card in the chassis and can provide additional features, including alarm reporting, tracking of configurations, running of diagnostic routines and generation of statistics. Up to eight chassis can be linked together to form a fully-managed node with 128 slots. Our Smart Rack arrangement allows each chassis to be used to its full capacity while reducing floor space needed to house complex systems.

                       OUR ELECTRONIC COMPONENTS BUSINESS

         Our electronic components segment includes digital switches and electronic power supplies. During the years ended December 31, 2001, 2000 and 1999, this segment accounted for 46.1%, 44.1% and 39.6%, respectively, of our net sales.

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

         Our digital switches may be ordered with different combinations of a variety of features and options, including:

         o        8, 10, 11, 12, 16 or a special number of dial positions;
         o        special markings and dial characters;
         o fully sealed, dust sealed or panel (gasket) sealed switch chambers to increase resistance to the elements in hostile environments, such as dust, sand, oils, salt spray, high humidity and temperature and explosive atmospheres;
         o        available with radio frequency interference shielding;
         o rear mount (flush) or front mount switches that are sold with the needed installation hardware, or snap in mount switches that do not require installation hardware;
         o provision for mounting components on output terminals on special personal computer boards;
         o        wire wrap terminals, pin terminals or special terminations;
                  and
         o        night vision compatibility.

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

         BACKLOG

         Our business is not generally seasonal, with the exception that telecommunications test instruments, transmission and network access products purchases by telecommunications customers tend to be lower than average during the first quarter of each year because capital equipment budgets typically are not approved until late in the first quarter. At December 31, 2001 and 2000, our backlog of firm, unshipped orders was approximately $14.4 million and $12.5 million, respectively. Our December 31, 2001 backlog is related approximately 95% to our electronic components business, which tends to provide us with long lead times for our manufacturing processes due to the custom nature of the products, and 5% to our telecommunications business, the majority of which portion relates to our data transmission and network access products. Of these backlog orders, we anticipate fulfilling approximately 70% of our electronic components orders and 100% of our telecommunications orders within the current fiscal year. However, we cannot assure you that we will be successful in fulfilling these orders in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

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

         The major communications service providers to whom we market our telecommunications test instruments and transmission and network access products and services include inter-exchange carriers, incumbent local exchange carriers, competitive local exchange carriers, internet service providers, integrated communications providers, cable service providers, international post, telephone and telegraph companies, banks, brokerage firms, government agencies and other service providers. During 2001, our top five telecommunications test instruments and transmission and network access products customers in terms of revenues were Verizon, Southeast Datacom Incorporated, France Telecom, SBC Communications Inc. and Siemens. None of our telecommunications test instruments, transmission or network access products customers represented more than ten percent of our revenues during 2001.

         Because we currently derive a significant portion of our revenues from sales to RBOCs, we have experienced and will continue to experience for the foreseeable future a significant impact on our quarterly operating results due to the budgeting cycles of the RBOCs. RBOCs generally obtain approval for their annual budgets during the first quarter of each calendar year. If an RBOC's annual budget is not approved early in the calendar year or is insufficient to cover its desired purchases for the entire calendar year, we are unable to sell products to the RBOC during the period of the delay or shortfall.

         Due to a general downturn in business activity in the telecommunications market during 2001, several RBOCs reduced their capital expenditures, which negatively impacted our 2001 sales of test instruments and transmission products. We anticipate that capital expenditure levels of RBOCs and other telecommunications carriers will be at reduced levels in 2002, which will cause a continued and perhaps more severe negative impact on our sales of test instruments and transmission products.

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

         The general downturn in business activity in the telecommunications market during 2001 also seriously impacted communications equipment manufacturers, particularly following the collapse of many dotcom companies. As a result, sales of our telecommunications central office equipment to telecommunications carriers and communications equipment manufacturers have been seriously impacted.

         ELECTRONIC COMPONENTS

         We sell our components primarily to OEMs in the electronics industry, including manufacturers of aerospace and military systems, communications equipment, industrial instruments and test equipment. During 2001, our top five electronic components customers in terms of revenues were the BAE Systems companies, Electrical Maintenance, Inc., Temura Denki, Litton Corporation and Raytheon Systems Company. Sales to the BAE Systems companies represented approximately ten percent of our total revenues during 2001. Currently we are experiencing an increase in our electronic components business due primarily to the war on terrorism and a general expansion of defense-related business in Europe, the United States and Asia.

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

         We sell our electronic components primarily to OEMs in the electronics industry, including manufacturers of aerospace and military systems, communications equipment, industrial instruments and test equipment. Our efforts to market our electronic components generally are limited in scope.

         XCEL Japan Ltd. resells the switch and keypad products of the Digitran Division and some third-party-sourced components primarily into Japan and also into other highly industrialized Asian countries. Other marketing of our electronic components is primarily through referrals from our existing customers, with sales either direct or via a small number of selected representatives.

         We rely on long-term orders and repeat business from our existing customers. We also approach our existing customers and their competitors to discuss opportunities for us to provide them with additional types of switches they may need. Also, Digitran Division's reputation spanning over 40 years in the electronic components industry and the fact that major OEMs have designed many of our switches into their product specifications has frequently resulted in customers seeking us out to manufacture for them unique as well as our standard digital switches.

COMPETITION

         TELECOMMUNICATIONS TEST INSTRUMENTS, TRANSMISSION AND NETWORK ACCESS PRODUCTS

         The market for our telecommunications test instruments, transmission and network access products and services is fragmented and intensely competitive, both inside and outside the United States, and is subject to rapid technological change, evolving industry standards and regulatory developments. We believe that the principal competitive factors affecting our telecommunications test instruments, transmission and network access products business include:

         o        quality of product offerings;
         o        adaptability to evolving technologies and standards;
         o ability to address and adapt to individual customer requirements;
         o        price and financing terms;
         o        strength of distribution channels;
         o        ease of installation, integration and use of products;
         o        system reliability and performance; and
         o        compliance with government and industry standards.

         Our principal competitors for our telecommunications test instruments, transmission and network access products include Patton Electronics Corporation, Adtran, Digital Engineering. Ltd. and GDC for transmission and network access products and TTC Corporation (a subsidiary of Dynatech Corporation), Ameritech Corporation, Fluke, Sunrise Telecom, Inc. and Electrodata, Inc. for test instruments.

         The reputation in the telecommunications industry of our subsidiary, CXR Telcom, spans over 35 years. We believe this reputation aids us in establishing and maintaining both distribution channels and customers for our products.

         The design of many of our data transmission products enables us to offer numerous different product combinations to our customers and to serve both central site data communications needs and remote access and transmission sites on both the enterprise-wide and single location level. We believe that this design flexibility helps us to excel at many of the above competitive factors by enabling us to offer quality products that meet and are adaptable to evolving customer requirements, technologies and government and industry standards.

         We currently derive a significant portion of our revenues from sales to RBOCs. We believe we derive a competitive advantage from efforts we expended to establish many of our telecommunications products as approved products for nearly all of the RBOCs and for other key customers in the United States and abroad. Our products' approved status facilitates the ability of our customers to order additional products from us as their needs arise without the long delays that might otherwise be needed to obtain the approval of our customers' upper management or governing body prior to each purchase.

         Some of our competitors have greater sales, marketing, technological, research and financial resources than we do. Our competitors' advantage with regard to these resources may reduce our ability to obtain or maintain market share for our products in cases where our competitors are better able than us to satisfy the above competitive factors.

         ELECTRONIC COMPONENTS

         The market for our components is highly fragmented and composed of a diverse group of OEMs, including Celab Ltd. and Interpoint/Grenson for power supplies and EECO Switch Division, Transico Inc., C&K Components, Inc., Greyhill Inc., Omron Electronics and Janco Inc. for digital switches. We believe that the principal competitive factors affecting our components business include:

         o        capability and quality of product offerings;
         o        status as qualified products; and
         o        compliance with government and industry standards.

         We have made substantial investments in machinery and equipment tooling. In addition, our Digitran Division has a reputation spanning over 40 years in the electronic components industry, and major OEMs have designed many of our digital switches into their product specifications. These factors have acted as barriers to entry for other potential competitors, making us a sole source supplier for approximately 30% to 50% of the digital switches that we sell and causing some customers to seek us out to manufacture for them unique as well as our standard digital switches.

MANUFACTURING, ASSEMBLY AND QUALITY ASSURANCE

         Our telecommunications test instruments, transmission and network access products generally are assembled from outsourced components, with final assembly, configuration and quality testing performed in house.

         Manufacturing of our electronic components, including injection molding, fabrication, machining, printed circuit board manufacturing and assembly, and quality testing is done in house due to the specialized nature and small and varied batch sizes involved. Although many of our electronic components incorporate standard designs and specifications, products are built to customer order. This approach, which avoids the need to maintain a finished goods inventory, is possible because long lead times for delivery are often available. Typically, our electronic components segment produces products in one- to 300-piece batches, with a ten- to thirty-week lead time. The lead time is predominately to source sub-component piece parts such as electronic components, mechanical components and services. Typical build time is six to eight weeks from receipt of external components.

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

         Accordingly, for the years ended December 31, 2001, 2000 and 1999, our engineering and product development costs were approximately $1.08 million, $1.17 million and $1.84 million, respectively. The decline in engineering expenses in 2000 as compared to 1999 was primarily due to the termination of engineering services at our Fremont, California facility and the consolidation of engineering activities in our St. Charles, Illinois facility. The decline in these expenses in 2001 as compared to 2000 was primarily due to the closure of our St. Charles, Illinois engineering office in August 2001 and the layoff of the four engineers who worked at that facility. We hired an engineering director at the Fremont, California facility in December 2001 and intend to develop engineering capability at that facility primarily through the use of services provided by outside contractors.

         Our product development costs in 2001, 2000 and 1999 were related primarily to development of new telecommunications test equipment and voice, data and video transmission equipment. Current research expenditures are directed principally toward enhancements to the current test instrument product line and development of increased bandwidth, or faster speed, transmission products. These expenditures are intended to improve market share and gross profit margins, although we cannot assure you that we will achieve these improvements.

         We strive to take advantage of the latest computer-aided engineering and engineering design automation workstation tools to design, simulate and test advanced product features or product enhancements. Our use of these tools helps us to speed product development while maintaining high standards of quality and reliability for our products. Our use of these tools also allows us to efficiently offer custom designs for OEM customers whose needs require the integration of our electronic components with their own products.

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

EMPLOYEES

         As of March 18, 2002, we employed a total of 218 persons in our various divisions and subsidiaries. None of our employees are represented by labor unions, and there have not been any work stoppages at any of our facilities. We believe that our relationship with our employees is good.

ITEM 2.  PROPERTIES.

         As of March 18, 2002, we leased or owned approximately 110,000 square feet of administrative, production, storage and shipping space. All of this space was leased other than the Abondant, France facility.


         BUSINESS UNIT                                    LOCATION                          FUNCTION
         -------------                                    --------                          --------

MicroTel International, Inc.
(corporate headquarters)                           Rancho Cucamonga, California       Administrative

XET Corporation/Digitran                           Rancho Cucamonga, California
(electronic components)                            Monrovia, California               Manufacturing
 XCEL Power Systems, Ltd.
 and XCEL Corporation Ltd.                         Ashford, United Kingdom            Administrative/
 (electronic components)                           Wales, United Kingdom              Manufacturing

Belix Power Conversion Ltd.
(electronic components)                            Newtown, Wales, United Kingdom     Manufacturing

XCEL Japan, Ltd. Higashi-Gotanda
(electronic components)                            Tokyo, Japan                       Sales

CXR, S.A
(telecommunications test instruments,
transmission and network access products)          Paris, France                      Administration/Sales

CXR, S.A
(telecommunications test instruments,
transmission and network access products)          Abondant, France                   Manufacturing/Engineering

CXR Telcom Corporation
(telecommunications test instruments,                                                 Administrative/Engineering/
transmission and network access products)          Fremont, California                Manufacturing


         The lease for the Fremont, California facility expires in October 2002, with one five-year renewal option. We have subleased to an unrelated party approximately 12,000 square feet of this facility. The lease for the Paris, France facility expires in April 2007. The lease for the Monrovia, California facility expired in February 2002, and we anticipate renewing that lease. The lease for the Ashford, United Kingdom facility is a fifteen-year lease that expires in September 2011, subject to the rights of the landlord or us to terminate the lease after ten years.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Market Price
         ------------

         Our common stock has been traded on the NASD's OTC Electronic Bulletin Board under the symbol "MCTL" since May 13, 1999. The table below shows for each fiscal quarter indicated the high and low bid prices per share of our common stock. This information has been obtained from the Historical Research Department of The Nasdaq Stock Market, Inc. and from Pink Sheets LLC. The prices shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                              PRICE RANGE
                                                              -----------
2000:                                                       LOW         HIGH
                                                            ---         ----
First Quarter (January 1 - March 31)............           $0.42        $2.8125
Second Quarter (April 1 - June 30)..............            0.4375       1.25
Third Quarter (July 1 - September 30)...........            0.4375       0.8438
Fourth Quarter (October 1 - December 31)........            0.20         0.56

2001:

First Quarter...................................            0.34         0.5625
Second Quarter..................................            0.35         0.59
Third Quarter...................................            0.26         0.45
Fourth Quarter..................................            0.23         0.40

         As of March 18, 2002, we had 20,670,703 shares of common stock outstanding held of record by approximately 3,600 stockholders, and the closing bid price of our common stock on the OTC Bulletin Board was $0.29.

         Dividend Policy
         ---------------

         We have not paid dividends on our common stock to date. Our line of credit with Wells Fargo Business Credit, Inc. prohibits the payment of cash dividends on our common stock. We currently intend to retain future earnings to fund the development and growth of our business and, therefore, do not anticipate paying cash dividends on our common stock within the foreseeable future. Any future payment of dividends on our common stock will be determined by our board of directors and will depend on our financial condition, results of operations, contractual obligations and other factors deemed relevant by our board of directors.

         Recent Sales of Unregistered Securities
         ---------------------------------------

         In October 2001, we issued 100,000 shares of common stock valued at $30,000 to an investor relations consultant in consideration for services rendered to us.

         In October 2001, we issued a warrant to purchase up to 50,000 shares of common stock at an exercise price of $0.31 per share to one individual in consideration for employee relations services rendered.

         In October 2001, we issued a warrant to purchase up to 15,000 shares of common stock at an exercise price of $0.25 per share to one individual in consideration for investment banking services rendered.

         Exemption from the registration provisions of the Securities Act of 1933 for the transactions described above is claimed under Section 4(2) of the Securities Act of 1933, among others, on the basis that such transactions did not involve any public offering and the purchasers were sophisticated with access to the kind of information registration would provide.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected consolidated historical financial data should be read in conjunction with the consolidated financial statements and the notes to those statements and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document. The consolidated statements of operations and comprehensive income data with respect to the years ended December 31, 1999, 2000 and 2001 and the consolidated balance sheet data at December 31, 2000 and 2001 are derived from, and are qualified by reference to, the consolidated audited financial statements included elsewhere in this document. The historical results are not necessarily indicative of results to be expected for any future periods.

                                                                        YEARS ENDED DECEMBER 31,
CONSOLIDATED STATEMENTS OF OPERATIONS AND          ---------------------------------------------------------
COMPREHENSIVE INCOME DATA:                            1997        1998         1999        2000       2001
                                                      ----        ----         ----        ----       ----
Net sales........................................   $ 27,251    $ 30,100    $ 25,913    $ 28,050    $ 27,423
Cost of sales....................................     18,069      17,353      17,066      15,529      15,456
                                                    ---------   ---------   ---------   ---------   ---------
Gross profit.....................................      9,182      12,747       8,847      12,521      11,967
Selling, general and administrative expenses.....      8,608      10,202      10,584       9,827      10,129
Engineering and product development expenses.....      1,797       2,202       1,841       1,167       1,076
Write-down of goodwill...........................      5,693          --          --          --          --
                                                    ---------   ---------   ---------   ---------   ---------
Income (loss) from operations....................     (6,916)        343      (3,578)      1,527         762
Total other income (expense).....................       (627)       (804)       (492)        207        (414)
                                                    ---------   ---------   ---------   ---------   ---------
Income (loss) from continuing operations before
  income taxes...................................     (7,543)       (461)     (4,070)      1,734         348

Income tax expense...............................         97         101         128          31          77
                                                    ---------   ---------   ---------   ---------   ---------
Income (loss) from continuing operations.........     (7,640)       (562)     (4,198)      1,703         271
Discontinued operations:
   Loss from operations of
     discontinued segment........................     (2,053)     (1,203)       (847)       (212)         56
   Gain (loss) on disposal of discontinued
    segment including provision for phase out
    period of $122 in 2000.......................         --         580         449        (487)         --
                                                    ---------   ---------   ---------   ---------   ---------
Net income (loss)................................     (9,693)     (1,185)     (4,596)      1,004         327

Foreign currency translation adjustment..........       (260)        206        (325)       (505)       (312)
                                                    ---------   ---------   ---------   ---------   ---------
Total comprehensive income (loss)................   $ (9,953)   $   (979)   $ (4,921)   $    499    $     15
                                                    =========   =========   =========   =========   =========
Basic earnings (loss) per share from continuing
  operations.....................................   $  (0.76)   $  (0.05)   $  (0.26)   $   0.09    $   0.01
                                                    =========   =========   =========   =========   =========
Diluted earnings (loss) per share from continuing
  operations.....................................   $  (0.76)   $  (0.05)   $  (0.26)   $   0.07    $   0.01
                                                    =========   =========   =========   =========   =========
Basic earnings (loss) per share from discontinued
  operations.....................................   $  (0.20)   $  (0.05)   $  (0.02)   $  (0.04)   $   0.00
                                                    =========   =========   =========   =========   =========
Diluted earnings (loss) per share from
  discontinued operations........................   $  (0.20)   $  (0.05)   $  (0.02)   $  (0.03)   $   0.00
                                                    =========   =========   =========   =========   =========
Basic earnings (loss) per share..................   $  (0.96)   $  (0.10)   $  (0.28)   $   0.05    $   0.02
                                                    =========   =========   =========   =========   =========
Diluted earnings (loss) per share................   $  (0.96)   $  (0.10)   $  (0.28)   $   0.04    $   0.01
                                                    =========   =========   =========   =========   =========
Weighted average shares outstanding, basic.......     10,137      11,952      16,638      19,504      20,594
Weighted average shares outstanding, diluted.....     10,137      11,952      16,638      23,027      23,782

                                                    YEARS ENDED DECEMBER 31,
                                      ------------------------------------------------
                                        1997      1998      1999      2000       2001
                                        ----      ----      ----      ----       ----
BALANCE SHEET DATA:
Cash and cash equivalents...........  $ 1,571   $   450   $   480   $   756   $   604
Working capital.....................    4,625     4,999     1,080     2,780     3,686
Total assets........................   20,129    20,352    16,489    19,484    17,688
Long-term debt, net of current
   portion..........................    2,012     1,175       143       282       763
Stockholders' equity................    6,011     5,482     3,801     5,807     5,862
Convertible redeemable
   preferred stock..................        1     1,516       588       259       270


         No cash dividends on our common stock were declared during any of the periods presented above. In October 2000, we decided to discontinue our circuits segment's operations. Accordingly, all current and prior financial information related to the circuits segment operations have been presented as discontinued operations in historical financial data above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes to financial statements included elsewhere in this document. This report and our consolidated financial statements and notes to financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

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

         The information contained in this document is not a complete description of our business or the risks associated with an investment in our common stock. Before deciding to buy or maintain a position in our common stock, you should carefully review and consider the various disclosures we made in this report, and in our other materials filed with the Securities and Exchange Commission that discuss our business in greater detail and that disclose various risks, uncertainties and other factors that may affect our business, results of operations or financial condition.

         Any of the factors described above or in the "Risk Factors" section below could cause our financial results, including our net income (loss) or growth in net income (loss) to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

OVERVIEW

         We previously organized our operations in the following three business segments:

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

         Through our three direct wholly-owned operating subsidiaries, XET Corporation, CXR Telcom Corporation, or CXR Telcom, and CXR, S.A., and through the divisions and subsidiaries of our subsidiaries, we presently design, manufacture, assemble, and market products and services in the following two material business segments:

         o        Telecommunications

              -- Telecommunications Test Instruments (analog and digital test instruments used in the installation, maintenance, management and optimization of public and private communication networks)

              -- Transmission and Network Access Products (range of products for accessing public and private networks for the transmission of data, voice and video)

         o        Electronic Components

              --   Digital Switches

              --   Electronic Power Supplies

         Our sales are primarily in North America, Europe and Asia. In 2001, 53.9% of our sales were to customers in the telecommunications industry, and the remainder of our sales were to aerospace customers, military contractors and industrial customers. Revenues are recorded when products are shipped if shipped FOB shipping point or when received by the customer if shipped FOB destination.

CRITICAL ACCOUNTING POLICIES

         Our significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K. We believe our most critical accounting policies include inventory valuation, goodwill impairment and foreign currency translation.

     INVENTORIES

         We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next twelve months. Demand for our products can fluctuate significantly. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases, while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand.

         In addition, the telecommunications equipment industry is characterized by rapid technological change, frequent new product development, and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Also, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Likewise, if our inventory is determined to be undervalued, we may have over-reported our costs of goods sold in previous periods and would be required to recognize additional operating income at the time of sale. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

     IMPAIRMENT OF GOODWILL

         We periodically evaluate acquired businesses for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses.

         In assessing potential impairment for goodwill, we consider these factors as well as forecasted financial performance of the acquired businesses. If forecasts are not met, we may have to record additional impairment charges not previously recognized. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of those respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets that were not previously recorded. On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and will be required to analyze our goodwill for impairment issues during the first six months of 2002, and then periodically after that time. During 2001, we did not record any impairment losses related to goodwill and other intangible assets.

     FOREIGN CURRENCY TRANSLATION

         We have foreign subsidiaries that together accounted for 54.6% of our net revenues, 66.3% of our assets and 68.4% of our total liabilities as of December 31, 2001. In preparing our consolidated financial statements, we are required to translate the financial statements of our foreign subsidiaries from the currencies in which they keep their accounting records into United States dollars. This process results in exchange gains and losses which, under relevant accounting guidance, are either included within our statement of operations or as a separate part of our net equity under the caption "cumulative translation adjustment."

         Under relevant accounting guidance, the treatment of these translation gains or losses depends upon our management's determination of the functional currency of each subsidiary. This determination involves consideration of relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures, would be considered the functional currency. However, management must also consider any dependency of the subsidiary upon the parent and the nature of the subsidiary's operations.

         If our management deems any subsidiary's functional currency to be the local currency, then any gain or loss associated with the translation of that subsidiary's financial statements is included in a cumulative translation adjustment. However, if our management deems the functional currency to be United States dollars, then any gain or loss associated with the translation of these financial statements would be included within our statement of operations.

         If we dispose of any of our subsidiaries, any cumulative translation gains or losses would be realized into our statement of operations. If we determine that there has been a change in the functional currency of a subsidiary to United States dollars, then any translation gains or losses arising after the date of the change would be included within our statement of operations.

         Based on our assessment of the factors discussed above, we consider the functional currency of each of our international subsidiaries to be each subsidiary's local currency. Accordingly we had cumulative translation losses of $1,043,000 and $731,000 that were included as part of accumulated other comprehensive loss within our balance sheets at December 31, 2001 and 2000, respectively. During 2001, 2000 and 1999, we included translation adjustments of approximately $312,000, $505,000 and $325,000, respectively, under accumulated other comprehensive loss.

         If we had determined that the functional currency of our subsidiaries was United States dollars, these losses would have increased our loss for each of the years presented. The magnitude of these gains or losses depends upon movements in the exchange rates of the foreign currencies in which we transact business as compared to the value of the United States dollar. These currencies include the Japanese yen, the euro and the British pound. Any future translation gains or losses could be significantly higher than those we recorded for 2001, 2000 and 1999. Also, if we determine that a change in the functional currency of one of our subsidiaries has occurred, we would be required to include in our statement of operations any translation gains or losses from the date of change.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of total net sales.


                                                                     YEARS ENDED DECEMBER 31,
                                                                     ------------------------
                                                            1999               2000               2001
                                                            ----               ----               ----
Net sales..........................................       100.0%               100.0%             100.0%
Cost of sales......................................        65.9                 55.4               56.4
                                                          ------               ------             ------
Gross profit.......................................        34.1                 44.6               43.6
Selling, general and administrative expenses.......        40.8                 35.0               36.9
Engineering and product development expenses.......         7.1                  4.2                3.9
                                                          ------               ------             ------
Operating income (loss)............................       (13.8)                 5.4                2.8
Interest expense...................................        (1.6)                (1.5)              (1.4)
Other income (expense).............................        (0.3)                 2.3               (0.1)
                                                          ------               ------             ------
Income (loss) from continuing operations
  before income taxes..............................       (15.7)                 6.2                1.3
Income taxes.......................................         0.5                  0.1                0.3
                                                          ------               ------             ------
Income (loss) from continuing operations...........       (16.2)                 6.1                1.0
Income (loss) from discontinued operations.........        (3.2)                (0.8)               0.2
Gain (loss) on disposal of discontinued segment....         1.7                 (1.7)               0.0
                                                          ------               ------             ------
Net income (loss)..................................       (17.7)%                3.6%               1.2%
                                                          ======               ======             ======

     YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

     CONTINUING OPERATIONS

         NET SALES. Net sales for the year ended December 31, 2001 decreased by $627,000 (2.2%) to $27,423,000, as compared to $28,050,000 for the year ended
December 31, 2000.

         Net sales of our telecommunications products and services for 2001 declined by $881,000 (5.6%) to $14,777,000, as compared to $15,658,000 for 2000.
Test equipment net sales for 2001 decreased by $586,000 (7.4%) to $7,320,000, as compared to $7,906,000 for 2000. The primary reason for this sales decline was a $458,000 reduction in sales of test equipment by CXR, S.A., our French subsidiary, due to a generally weak market for telecommunications equipment in Europe. Also, the exclusive distribution agreement that our French subsidiary had with Sunrise Telecom, Inc. terminated as of November 1, 2001. Our French subsidiary will continue to distribute Sunrise products under an exclusive arrangement for select customers and under a non-exclusive arrangement for other customers and also will continue to distribute other manufacturers' products. Based on this revised relationship with Sunrise Telecom, Inc., management estimates that net sales of Sunrise products will be approximately $400,000 in 2002, as compared to $1,384,000 in 2001. Consequently, during the first quarter of 2002, we began to implement personnel and other cost reductions.

         Net sales of our CXR HALCYON 704 series field test equipment increased by $131,000 (3.5%) to $3,849,000, as compared to $3,718,000 for 2001. Net sales of our T-Com central office test equipment product line that we acquired in August 2000 declined by $212,000 (15.2%) to $1,186,000 for 2001, as compared to
$1,398,000 for the last five months of 2000, primarily due to a weakening market in central office test equipment.

         Our French subsidiary produces all of our transmission products and networking equipment. Net sales of transmission products and networking equipment produced by our French subsidiary decreased by $559,000 (7.6%) to $6,778,000 for 2001, as compared to $7,337,000 for 2000, primarily because of the closure of that subsidiary's networking division in 2000. Total net sales by our French subsidiary, including both test equipment and transmission and networking equipment, decreased by $1,271,000 (13.9%) to $7,847,000 for 2001, as compared to $9,118,000 for 2000. The decrease in our French subsidiary's net sales would have been 11.0% rather than 13.9% if there had not been a decline in 2001 in the value of the French franc in relation to the value of the U.S. dollar.

         Net sales of our electronic components for 2001 increased by $254,000 (2.0%) to $12,646,000, as compared to $12,392,000 for the prior year, primarily due to a $1,284,000 (27.1%) increase in sales of our U.K. subsidiary, to $6,029,000 in 2001 from $4,745,000 in 2000. This increase in net sales was primarily due to an increase in deliveries under outstanding contracts for power supplies. In addition, our Japanese subsidiary increased its sales in 2001 by $144,000 (15.3%) to $1,085,000, as compared to $941,000 for the prior year.
These increases were offset by a $1,128,000 (17.3%) decrease in XET's sales to $5,405,000, as compared to $6,533,000 for the prior year, that resulted primarily because of the completion in the first quarter of 2001 of XET's major digital switch contract with BAE Systems, Canada.

         GROSS PROFIT. Gross profit as a percentage of total net sales decreased to 43.6% for 2001, as compared to 44.6% for 2000. In dollar terms, total gross profit decreased by $554,000 (4.4%) to $11,967,000 for 2001, as compared to $12,521,000 for 2000.

         Gross profit for our telecommunications segment decreased in dollar terms by $46,000 (0.7%) to $6,462,000 for 2001, as compared to $6,508,000 for
2000. Gross profit increased as a percentage of net sales from 41.6% in 2000 to 43.7% in 2001. The higher gross margin percentage in 2001 was due to a larger proportion of sales of high margin products in France and also due to labor cost reductions in California. Also, during the fourth quarter of 2001, we recorded both an $85,000 reduction in warranty expense as a result of a reevaluation of our warranty reserve and a $41,000 reduction to our reserve for obsolete inventory. Provisions for inventory obsolescence are recorded as necessary to reduce obsolete inventory to estimated net realizable value or to specifically reserve for obsolete inventory that we intend to dispose of. Upon disposal of obsolete inventory, the inventory is written off and the allowance for inventory obsolescence is reduced.

         Gross profit for our electronic components segment decreased in dollar terms by $508,000 (8.4%) to $5,505,000 for 2001, as compared to $6,013,000 for
2000, and decreased as a percentage of related net sales from 48.5% in 2000 to 43.3% in 2001. This decrease was primarily the result of the completion of the BAE Systems, Canada contract in the first quarter of 2001, which contract had provided for sales of higher margin products and contributed to higher sales for XET in the prior year and the first quarter of 2001. This decrease was partially offset by the improved profit margins in connection with higher production volumes and a higher margin product mix at our U.K. subsidiary, which contributed to a $600,000 increase in gross profit at that subsidiary. Also, our Japanese subsidiary's gross profit increased by $33,000. In addition, during the fourth quarter of 2001, we recorded a $134,000 reduction to XET's reserve for obsolete inventory as a result of a reevalution of that reserve.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $302,000 (3.1%) to $10,129,000 for 2001, as compared to $9,827,000 for 2000. The increase was primarily due to an increase from approximately $187,000 in 2000 to approximately $608,000 in 2001 of legal and accounting fees that we incurred in connection with a securities registration statement and amendments to various prior periodic reports. Selling expenses declined by $332,000, primarily due to the cost savings that resulted from the closure of the networking division of our French subsidiary in the fourth quarter of 2000. Also, during the fourth quarter of 2001, we recorded a $78,000 reduction of expense to reflect a reduction in California sales tax liability that occurred as a result of a favorable audit settlement.

         ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses consist primarily of research and product development activities of our telecommunications segment. These expenses decreased by $91,000 (7.8%) to $1,076,000 for 2001, as compared to $1,167,000 for the prior year, reflecting the cost savings from the closure of our St. Charles, Illinois engineering facility in August 2001 and the relocation, consolidation and downsizing of that engineering function into our Fremont, California facility.

         OTHER INCOME (EXPENSE). Interest expense decreased to $396,000 for 2001 from $424,000 in 2000 due to lower interest rates. We recorded other expense of $18,000 in 2001 as compared to other income of $631,000 in 2000. This difference occurred primarily because in 2000 we recorded a $197,000 gain on the sale of stock of Wi-LAN, Inc., the reversal of a warranty reserve of $116,000 for a warranty settlement related to sales made by HyComp, Inc., our former subsidiary that we sold in April 1999, and $90,000 for reductions in accruals for settlements related to leased equipment.

         INCOME TAXES. Income taxes consist primarily of foreign taxes because we are in a loss carryforward position for U.S. federal income tax purposes. Income tax expense for the year ended December 31, 2001 was $77,000 as compared to $31,000 in 2000. A total of $67,000 of the $77,000 income tax expense for 2001 was for foreign income taxes as compared to $8,000 of the $31,000 income tax expense for 2000.

     DISCONTINUED OPERATIONS

         As a result of our decision to discontinue our last remaining material circuits subsidiary in October 2000, our circuits segment has been accounted for as discontinued operations. We reported income of $56,000 in 2001 as a result of reversal of excess accruals and a loss from discontinued operations of $699,000 for 2000. Net sales, gross profit and selling, general and administrative expenses for our circuits business for the year ended December 31, 2000 were $2,257,000, $10,000 and $375,000, respectively.

     YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

     CONTINUING OPERATIONS

         NET SALES. Net sales for the year ended December 31, 2000 increased by $2,137,000 (8.2%) to $28,050,000 as compared to $25,913,000 for the year ended
December 31, 1999.

         Net sales of our telecommunications products and services during 2000 declined slightly to $15,658,000 from $15,666,000 during 1999. Test equipment sales during 2000 increased by $2,923,000 (58.7%) to $7,906,000 as compared to $4,983,000 for 1999. This increase in sales of test equipment was primarily due to the positive market acceptance of our CXR HALCYON 704 series product line which accounted for $1,125,000 of the increase. The remaining $1,798,000 of this increase was substantially attributable to additional test equipment sales as a result of our acquisition of the business of T-Com in August 2000. We have not provided or discussed pro forma information because there was not a material change in revenues of T-Com from 1999 to 2000. This increase in net sales of test equipment was offset by a reduction in sales of transmission and networking equipment produced by our French subsidiary, which sales declined $2,931,000 (37.8%) from $10,683,000 during 1999 to $7,752,000 for 2000. The decline in the net sales of these products was primarily due to the conversion of sales amounts from French francs to U.S. dollars. The average U.S. dollar value of the French franc declined approximately 15% from 1999 to 2000. In addition, budget delays and reductions within the French public sector contributed to the reduction in transmission equipment sales.

         Net sales of electronic components for 2000 increased by $2,145,000 (20.9%) to $12,392,000 as compared to $10,247,000 for 1999. This increase was primarily due to a $2,905,000 (63%) increase in XET's digital switch sales to $7,508,000 for 2000, from $4,603,000 for 1999. Contributing to this increase was a large order for switches placed by BAE Systems, Canada, which accounted for $1,656,000 of net sales in 2000 and was completed during the first quarter of 2001. The increase in net sales of electronic components for 2000 was offset by the termination of our subsystem assembly business that had accounted for $670,000 of sales in 1999.

         GROSS PROFIT. Gross profit as a percentage of net sales increased to 44.6% for 2000 as compared to 34.1% for 1999. In dollar terms, gross profit increased by $3,674,000 (41.5%) to $12,521,000 for 2000 as compared to
$8,847,000 for 1999. For 2000 and 1999, cost of sales included provisions for inventory obsolescence of $893,000 and $1,144,000, respectively.

         Gross profit for our telecommunications segment increased in dollar terms by $1,292,000 (24.8%) to $6,508,000 for 2000 as compared to $5,216,000 for
1999, and increased as a percentage of related net sales from 33.4% in 1999 to 41.5% in 2000. This increase in gross profit was primarily due to an increase in 2000 of the portion of telecommunications segment sales that involved higher margin test equipment such as our CXR HALCYON 704 series test equipment and our central office test equipment. These products generated a higher gross profit margin than our older model test equipment and generally contributed a higher margin than our transmission products.

         Gross profit of our electronic components segment increased in total dollar terms by $2,382,000 (65.6%) to $6,013,000 for 2000 from $3,631,000 in
1999 and increased as a percentage of related net sales from 35.2% in 1999 to 48.5% in 2000. The increase in gross profit margin in 2000 as compared to 1999 was primarily due to XET's improved profit margins that resulted from manufacturing efficiencies, reduced overhead in connection with the move from our Ontario facility to our Rancho Cucamonga facility, higher production volumes and a larger percentage of higher margin night vision switches. These increases were slightly offset by a decline in profit margin of sales of our U.K. subsidiary that occured due to lower sales volumes of that subsidiary.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $757,000 (7.2%) to $9,827,000 for 2000 as compared to $10,584,000 for 1999 and decreased as a percentage of net sales from 40.8% in 1999 to 35.0% in 2000. This decrease was attributable to a $291,000 reduction in selling expenses and a $466,000 reduction in general and administrative expenses. The decrease in general and administrative expenses was primarily due to continued cost cutting efforts in 2000 and to certain expenses we incurred in 1999 that we did not incur in 2000, such as a $452,000 expense related to the establishment of a reserve for a note receivable, a $522,000 charge related to our investor relations efforts and a $193,000 charge related to a contingent stock agreement. However, we incurred certain general and administrative expenses in 2000 that we did not incur in 1999, including approximately $187,000 of legal and accounting fees that we incurred in connection with a securities registration statement and amendments to various prior periodic reports.

         ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses consist primarily of research and product development activities of our telecommunications segment. These expenses decreased by $674,000 (36.6%) to $1,167,000 for 2000 as compared to $1,841,000 for 1999. The majority of this reduction resulted from our elimination of our test instruments engineering function in Fremont, California and our concentration of our engineering efforts in our St. Charles, Illinois facility, and the transfer of transmission and network access product engineering to our French subsidiary without adding staffing in France.

         OTHER INCOME (EXPENSE). Interest expense increased slightly to $424,000 for 2000 as compared to $411,000 for 1999. Other income was $631,000 for 2000 as compared to an expense of $81,000 for 1999. Other income in 2000 included $197,000 of gain on the sale of common stock of Wi-LAN, Inc., $137,000 reduction in a warranty reserve, $90,000 for reductions in accruals for settlements related to leased equipment and a $94,000 gain on foreign currency exchange.

         INCOME TAXES. Income taxes, while nominal in both respective periods, consist primarily of foreign taxes and U.S. alternative minimum tax because we were in a loss carryforward position for federal income tax purposes. At December 31, 2000 we had total net deferred income tax assets of approximately $16,321,000. These potential income tax benefits, a significant portion of which relate to net operating loss carryforwards, have been subjected to a 100% valuation allowance since realization of these assets is not more likely than not in light of our recurring losses from operations.

     DISCONTINUED OPERATIONS

         As a result of our October 2000 decision to discontinue our last remaining material circuits business, which operated as the XCEL Etch Tek Division of our XET Corporation subsidiary, our circuits segment is accounted for as discontinued operations. We reported a net loss from discontinued operations of $699,000 for 2000 as compared to a net loss of $398,000 for 1999. The 2000 net loss included a loss of $487,000 from the disposal of our discontinued operations, including $122,000 for phase out period as compared to a gain of $449,000 for 1999 relating to the sale of HyComp, Inc. and the separate sale of its corporate shell.

         Net sales for our circuits business decreased by $131,000 (5.5%) to $2,257,000 for 2000 as compared to $2,388,000 for 1999 primarily due to the sale of our circuits segment facility in November 2000, which resulted in 10 1/2 months of circuits segment sales during 2000.

         Selling, general and administrative expenses related to our discontinued operations declined by $288,000 (43.4%) to $375,000 for 2000 as compared to $663,000 for 1999 primarily due to the sale of HyComp, Inc. in 1999 and cost reductions at Etch Tek.

LIQUIDITY AND CAPITAL RESOURCES

         During 2001, we funded our operations primarily through revenue generated from our operations and through our lines of credit with Wells Fargo Business Credit, Inc. and various foreign banks. As of December 31, 2001, we had working capital of $3,686,000, an accumulated deficit of $18,459,000 and an accumulated other comprehensive loss of $1,043,000. As of December 31, 2001, we had $604,000 in cash and cash equivalents and $5,627,000 of accounts receivable. As of December 31, 2000, we had working capital of $2,780,000, an accumulated deficit of $18,775,000, $756,000 in cash and cash equivalents and $7,440,000 of accounts receivable.

         Cash used in our operating activities totaled $100,000 for 2001 as compared to $201,000 in 2000. This decrease in cash used in operations during 2001 primarily resulted from collections of accounts receivable in excess of payments of various liabilities.

         Cash used in our investing activities totaled $38,000 for 2001 as compared to cash provided by our investing activities of $909,000 for 2000. We have acquired computer hardware and software to implement an enterprise resource planning system designed to improve efficiencies at an aggregate cost of $175,000, of which $134,000 was acquired in 2001 under capital leases.
Included in the 2000 results are cash inflows of $520,000 from the sale of shares of common stock we held in Digital Transmission Systems, Inc. and $918,000 from the sale of shares of common stock we held in Wi-LAN, Inc. and usages of $592,000 and $82,000 for the purchases of the Belix Ltd. companies in the U.K. and T-Com in California, respectively.

         Cash provided by financing activities totaled $342,000 for 2001, as compared to $73,000 for 2000, primarily due to increased borrowings by XCL in the U.K. to finance XCL's increased business volume.

         On August 16, 2000, our subsidiaries, CXR Telcom and XET Corporation, together with MicroTel acting as guarantor, obtained a credit facility from Wells Fargo Business Credit, Inc. The facility provides for a revolving loan of up to $3,000,000 secured by our inventory and accounts receivable and a term loan in the amount of $687,000 secured by our machinery and equipment. On December 31, 2001, the interest rate was the prime rate (then 4.75%) plus 1%, subject to a minimum interest charge of $13,500 per month. Due to the minimum interest charge, the effective interest rate we paid during 2001 was 13.2%. Effective April 1, 2001, the annual interest rate was reduced from the prime rate plus 2% and the minimum interest charge was reduced from $15,000 per month because we met or exceeded certain performance-based goals for 2000. The balance outstanding at December 31, 2001 was $1,420,000 on the revolving loan and $232,000 on the term loan, and we had available to us $91,000 of additional borrowings. The credit facility contains restrictive financial covenants that are set by mutual agreement of us and our lender each year. At December 31, 2001, we were out of compliance with a financial covenant and had obtained a waiver from our lender. As of February 25, 2002, the covenants for 2002 had not yet been set. The credit facility expires August 16, 2003.

         Our foreign subsidiaries have credit facilities with Lloyds Bank in England, Banc National du Paris, Societe General and Banque Hervet in France and Johan Tokyo Credit Bank in Japan. The balances outstanding under our U.K., France and Japan credit facilities were $1,665,000, $533,000 and $5,000, respectively, on December 31, 2001. Our U.K. subsidiary was out of compliance with a financial covenant at December 31, 2001. The lender has indicated its intention to issue a waiver for any covenant breach. However, if the waiver is not issued, the lender may pursue any and all available remedies, including acceleration of the maturity date of the loan.

         Our backlog is substantial and had increased to $14,385,000 as of December 31, 2001, an increase of 15.1%, as compared to $12,500,000 as of December 31, 2000. Our backlog as of December 31, 2001 is related approximately 95% to our electronic components business, which business tends to provide us with long lead times for our manufacturing processes due to the custom nature of the products, and 5% to our telecommunications business, which business tends to deliver standard products from stock as orders are received. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

         During 2001, 53.9% of our sales were to customers in the telecommunications industry. We experienced a 5.6% decline in our telecommunications segment sales in 2001, particularly during the latter part of the year. We believe this decline primarily was due to a general decline in sales made by many of our telecommunications customers. We anticipate a further decline in our telecommunications segment sales in the first two quarters of 2002 as compared to recent quarters. Although the decline in our telecommunications segment sales for 2001 was relatively modest, we cannot predict the duration or severity of the telecommunications market downturn or the extent to which the downturn will continue to negatively affect our ability to sell our products and services to customers in the telecommunications industry. A further reduction in sales would reduce our accounts receivable balances, which in turn would have an adverse effect on our financial position by reducing the amount of cash available under our lines of credit.

         We took various actions to reduce costs in 2001 and are reducing costs further through staff reductions in the first half of 2002. These actions are intended to reduce the cash outlays of our telecommunications segment to match its revenue rate. If these actions are not sufficient to reduce cash outlays below revenue levels, then we may restructure or divest all or part of our telecommunications operations.

         The following table outlines payments due from us or our subsidiaries under our lines of credit and other significant contractual obligations over the next five years, exclusive of interest:

                                               PAYMENTS DUE BY PERIOD
                                               ----------------------
                                                   (IN THOUSANDS)

CONTRACTUAL OBLIGATIONS       2002      2003      2004       2005      2006     THEREAFTER    TOTAL
 AT DECEMBER 31, 2001         ----      ----      ----       ----      ----     -----------   -----
 --------------------
Line of Credit (Domestic)     $  1,420  $         $          $         $        $            $  1,420

Line of Credit (U.K.)            1,665                                                          1,665

Overdraft (France)                 533                                                            533

Term Loan (Domestic)               137        95                                                  232

Term Loan (U.K.)                   146       146       146        146         81                  665

Term Loan (France)                  30        30        30                                         90

Term Loan (Japan)                    5                                                              5

Capitalized Lease Obligations       83        56        33                                        172

Other Promissory Notes             149                                                            149

Operating Leases                   785       158        97          1                           1,041
                              --------- --------- ---------- --------- ---------- ---------- --------

                              $  4,953  $    485  $    306   $    147  $      81  $          $  5,972
                              ========= ========= ========== ========= ========== ========== ========

         In conjunction with our cost reductions, we believe that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, including the credit facilities we and our subsidiaries have, will be adequate to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months. If, however, our capital requirements or cash flow vary materially from our current projections or if unforeseen circumstances occur, we may require additional financing. Deteriorating global economic conditions and the effects of ongoing military actions against terrorists may cause prolonged declines in investor confidence in and accessibility to capital markets. Our failure to raise capital, if needed, could restrict our growth, limit our development of new products or hinder our ability to compete.

EFFECTS OF INFLATION

         The impact of inflation and changing prices has not been significant on the financial condition or results of operations of either us or our operating subsidiaries.

IMPACTS OF NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board, or the FASB, finalized FASB Statements No. 141, "Business Combinations," or SFAS 141, and No. 142, "Goodwill and Other Intangible Assets," or SFAS 142. SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that we recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires upon adoption of SFAS 142 that we reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

         Our previous business combinations were accounted for using the purchase method. As of December 31, 2001, the net carrying amount of goodwill was $2,389,000. Amortization expense related to goodwill during 2001 was $345,000. Currently, we are assessing but have not yet determined how the adoption of SFAS 141 and SFAS 142 will impact our financial position and results of operations.

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

EURO CONVERSION

         Our operating subsidiaries located in France and the U.K. have combined net sales from operations approximating 50.6% of our total net sales for the year ended December 31, 2001. Net sales from the French subsidiary participating in the euro conversion were 28.6% of our net sales for the year ended December 31, 2001. We continue to review the impact of the euro conversion on our operations.

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

RISK FACTORS

         AN INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT, YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS BEFORE DECIDING TO INVEST OR MAINTAIN AN INVESTMENT IN SHARES OF OUR COMMON STOCK. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCURS, IT IS LIKELY THAT OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS WOULD BE HARMED. AS A RESULT, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE, AND YOU COULD LOSE PART OR ALL OF YOUR INVESTMENT.

     THE ECONOMIC DOWNTURN IN THE TELECOMMUNICATIONS EQUIPMENT MARKET CONTINUES TO NEGATIVELY AFFECT OUR TELECOMMUNICATIONS SEGMENT SALES, WHICH SALES ACCOUNTED FOR A MAJORITY OF OUR REVENUES IN 2001.

         During 2001, 53.9% of our sales were to customers in the telecommunications industry. We experienced a 5.6% decline in our telecommunications segment sales in 2001, particularly during the latter part of the year. We believe this decline primarily was due to a general decline in sales made by many of our telecommunications customers. We anticipate a decline in our telecommunications segment sales in 2002 as compared to 2001. Although the decline in our telecommunications segment sales for 2001 was relatively modest, we cannot predict the duration or severity of the telecommunications market downturn or the extent to which the downturn will continue to negatively affect our ability to sell our products and services to customers in the telecommunications industry. A further reduction in sales would reduce our accounts receivable balances, which in turn would have an adverse effect on our financial position by reducing cash availability under our lines of credit. We are taking various actions, including staff reductions, to reduce cash outlays of our telecommunications segment. However, if the downturn is long-lasting and severe, we may need to continue to downsize or to restructure, sell or discontinue all or part of our telecommunications operations, which would negatively impact our business, prospects, financial condition, results of operations and cash flows.

     OUR LACK OF LONG-TERM PURCHASE ORDERS OR COMMITMENTS MAY ADVERSELY AFFECT OUR BUSINESS IF DEMAND IS REDUCED.

         During the year ended December 31, 2001, the sale of telecommunications equipment and related services accounted for 53.9% of our total sales and the sale of electronic components accounted for 46.1% of our total sales. In many cases we have long-term contracts with our telecommunications and electronic components customers that cover the general terms and conditions of our relationships with them but that do not include long-term purchase orders or commitments. Rather, our customers issue purchase orders requesting the quantities of telecommunications equipment they desire to purchase from us, and if we are able and willing to fill those orders, then we fill them under the terms of the contracts. Accordingly, we cannot rely on long-term purchase orders or commitments to protect us from the negative financial effects of a reduced demand for our products that could result from a general economic downturn, from changes in the telecommunications and electronic components industries, including the entry of new competitors into the market, from the introduction by others of new or improved technology, from an unanticipated shift in the needs of our customers, or from other causes.

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

         Shortages of components could not only limit our product line and production capacity but also could result in higher costs due to the higher costs of components in short supply or the need to use higher cost substitute components. Significant increases in the prices of components could have a material adverse effect on our results of operations because our products compete on price, and therefore we may not be able to adjust product pricing to reflect the increases in component costs. Also, an extended interruption in the supply of components or a reduction in their quality or reliability would have a material adverse effect on our financial condition and results of operations by impairing our ability to timely deliver quality products to our customers. Delays in deliveries due to shortages of components or other factors may result in cancellation by our customers of all or part of their orders. Although customers who purchase from us products, such as many of our digital switches and all of our custom power supplies, that are not readily available from other sources would be less likely than other customers of ours to cancel their orders due to production delays, we cannot assure you that cancellations will not occur.

     WE RELY HEAVILY ON OUR MANAGEMENT, AND THE LOSS OF THEIR SERVICES COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

         Our success is highly dependent upon the continued services of key members of our management, including our Chairman of the Board, President and Chief Executive Officer, Carmine T. Oliva, our Executive Vice President, Graham Jefferies and our Senior Vice President and Chief Financial Officer, Randolph Foote. Mr. Oliva co-founded XET Corporation and has developed personal contacts and other skills that we rely upon in connection with our financing, acquisition and general business strategies. Mr. Jefferies is a long-time employee of MicroTel who we have relied upon in connection with our United Kingdom acquisitions and who fulfills significant operational responsibilities in connection with our foreign and domestic operations. Mr. Foote joined us over two years ago, and we have relied upon his skills in financial reporting, accounting and tax matters in addition to his skills in the analysis of potential acquisitions and general corporate administration. Consequently, the loss of Mr. Oliva, Mr. Jefferies, Mr. Foote or one or more other key members of management could have a material adverse effect on us. Although we have entered into employment agreements with each of our executive officers, those agreements are of limited duration and are subject to early termination by the officers under some circumstances. We maintain key-man life insurance on Mr. Oliva and Mr. Jefferies. However, we cannot assure you that we will be able to maintain this insurance in effect or that the coverage will be sufficient to compensate us for the loss of the services of Mr. Oliva or Mr. Jefferies.

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

         As of December 31, 2001, we had $14,385,000 in backlog orders for our products, which orders were due in large part to the long lead times associated with our electronic components products. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. However, we cannot assure you that we will be successful in fulfilling orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

     FINANCIAL STATEMENTS OF OUR FOREIGN SUBSIDIARIES ARE PREPARED USING THE RELEVANT FOREIGN CURRENCY THAT MUST BE CONVERTED INTO UNITED STATES DOLLARS FOR INCLUSION IN OUR CONSOLIDATED FINANCIAL STATEMENTS. AS A RESULT, EXCHANGE RATE FLUCTUATIONS MAY ADVERSELY IMPACT OUR REPORTED RESULTS OF OPERATIONS.

         We have established and acquired international subsidiaries that prepare their balance sheets in the relevant foreign currency. In order to be included in our consolidated financial statements, these balance sheets are converted, at the then current exchange rate, into United States dollars, and the statements of operations are converted using weighted average exchange rates for the applicable period. Accordingly, fluctuations of the foreign currencies relative to the United States dollar could have an effect on our consolidated financial statements. Our exposure to fluctuations in currency exchange rates has increased as a result of the growth of our international subsidiaries. Sales of our products and services to customers located outside of the United States accounted for approximately 55% of our net sales for the year ended December 31, 2001. We currently anticipate that foreign sales will account for a similar proportion of our net sales for the year ended December 31, 2002. However, because historically the majority of our currency exposure has related to financial statement translation rather than to particular transactions, we do not intend to enter into, nor have we historically entered into, forward currency contracts or hedging arrangements in an effort to mitigate our currency exposure.

     IF WE ARE UNABLE TO SUCCESSFULLY IDENTIFY OR MAKE STRATEGIC ACQUISITIONS OR ALLIANCES, OUR LONG-TERM COMPETITIVE POSITIONING MAY SUFFER.

         Our business strategy includes growth through acquisitions, strategic alliances and OEM resale agreements, among other arrangements, that we believe will improve our competitive capabilities or provide additional market penetration or business opportunities in areas that are consistent with our business plan. Identifying and pursuing strategic acquisition or other opportunities and integrating acquired products and businesses requires a significant amount of management time and skill. Acquisitions and alliances may also require us to expend a substantial amount of cash or other resources, not only as a result of the direct expenses involved in the acquisition transaction or the creation of the alliance, but also as a result of ongoing research and development activities that may be required to maintain or enhance the long-term competitiveness of acquired products, particularly those products marketed to the rapidly evolving telecommunications industry. If we are unable to make strategic acquisitions, alliances or other arrangements due to our inability to identify appropriate targets, allies or arrangements, to raise the necessary funds, particularly while our stock price is low, or to manage the difficulties or costs involved in the acquisitions, alliances or arrangements, our long-term competitive positioning could suffer.

     OUR STOCK PRICE HAS BEEN VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS PURCHASING SHARES OF OUR COMMON STOCK.

         The market prices of securities of technology-based companies, especially telecommunications electronics companies, currently are highly volatile. The market price of our common stock has fluctuated significantly in the past. In fact, during the quarter ended December 31, 2001, the high and low closing bid prices of a share of our common stock were $0.40 and $0.23, respectively. The market price of our common stock may continue to exhibit significant fluctuations in response to the following factors, many of which are beyond our control:

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

         For example, the recent general decline in telecommunications market activity and other changes affecting the telecommunications industry, including consolidations and restructuring of United States and foreign telephone companies, causes our sales to decrease or increase. Our sales may increase if we obtain new customers as a result of the consolidations or restructurings. However, our sales may decrease, either temporarily or permanently to the extent our customers are acquired by or combined with companies that are and choose to remain customers of our competitors.

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

         As of March 18, 2002, we had outstanding 20,670,703 shares of common stock, 20,570,703 of which shares were either unrestricted, registered for resale under the Securities Act of 1933, or eligible for resale without registration under Rule 144 of the Securities Act of 1933. As of March 18, 2002, we also had outstanding options, warrants and preferred stock that were exercisable for or convertible into 6,453,955 shares of common stock, nearly all of which shares of common stock were registered for resale by the holders of the options, warrants and preferred stock. Sales of a substantial number of shares of our common stock in the public market, or the perception that sales could occur, could adversely affect the market price for our common stock. Any adverse effect on the market price for our common stock could make it difficult for us to sell equity securities at a time and at a price that we deem appropriate.

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

     OUR PREFERRED STOCK MAY DELAY OR PREVENT A TAKEOVER OF MICROTEL, POSSIBLY PREVENTING YOU FROM OBTAINING HIGHER STOCK PRICES FOR YOUR SHARES.

         Our board of directors has the authority to issue up to 10,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights of those shares, without any further vote or action by our stockholders. Of these shares, 200 have been designated as Series A Preferred, of which 25 were outstanding as of March 18, 2002. In addition, 150,000 shares have been designated as Series B Preferred Stock, all of which are currently outstanding. The rights of the holders of our common stock are subject to the rights of the holders of our currently outstanding preferred stock and will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that we may issue in the future. The issuance of preferred stock, while providing desired flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, which would delay, defer or prevent a change in control of MicroTel. Furthermore, preferred stock may have other rights, including economic rights senior to the common stock, and, as a result, the issuance of preferred stock could adversely affect the market value of our common stock.

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

         The following table provides information about our debt obligations that are sensitive to changes in interest rates. All dollars are in thousands. The symbol "P" represents the prime rate. The symbol "B" represents lender's base rate. The symbol "E" represents Euribor plus a variable margin. Balances are as of December 31, 2001.

                                                                                                            FAIR
                                                                                                            VALUE
      LIABILITIES           2002     2003      2004      2005      2006       THEREAFTER       TOTAL      12/31/01
      -----------           ----     ----      ----      ----      ----       ----------       -----      --------
Line of Credit
(Domestic)                  $1,420                                                             $1,420      $1,420

Average Interest Rate       P+ 1%

Line of Credit (U.K.)       $1,665                                                             $1,665      $1,665

Average Interest Rate       B+ 2.5%

Overdraft (France)          $  533                                                             $ 533       $  533

Average Interest Rate       E

Term Loan (Domestic)        $  137   $  95                                                     $  232      $  232

Average Interest Rate       P+ 1%    P+ 1%

Term Loan (U.K.)            $  146   $ 146     $ 146     $ 146     $  81                       $  665      $  665

Average Interest Rate       B+ 2.5%  B+ 2.5%   B+ 2.5%   B+ 2.5%   B+ 2.5%

Term Loan (France)          $   30   $  30     $  30                                           $   90      $   90

Average Interest Rate       7.25%


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Reference is made to the financial statements included in this report, which begin at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

         The names, ages and positions held by our directors and executive officers as of March 18, 2002 are as follows:


        NAME                               AGE                         TITLES
        ----                               ---                         ------
Carmine T. Oliva                           59                     Chairman of the Board, President,
                                                                     Chief Executive Officer and Director

Graham Jefferies                           44                     Executive Vice President and Chief
                                                                     Operating Officer of our Telecommu-
                                                                     nications Group and Managing Director of
                                                                     various subsidiaries

Randolph D. Foote                          53                     Senior Vice President, Chief Financial
                                                                     Officer and Assistant Secretary

Robert B. Runyon (1)(2)                    76                     Secretary and Director

Laurence P. Finnegan, Jr. (1)(3)           64                     Director
-----------
(1)   Member of the executive compensation and management development committee.
(2)   Member of the nominating committee.
(3)   Member of the audit committee.


         CARMINE T. OLIVA has been Chairman of the Board, President and Chief Executive Officer and a Class III director of MicroTel since March 26, 1997 and of our subsidiary, XET Corporation, since he founded XET Corporation in 1983. Mr. Oliva is Chairman of the Board of XCEL Corporation Ltd since 1985, and Chairman and Chief Executive Officer of CXR Telcom Corporation since March 1997. From January 1999 to January 2000, Mr. Oliva served as a director of Digital Transmission Systems Inc. (DTSX), a publicly held company, based in Norcross, Georgia. From 1980 to 1983, Mr. Oliva was Senior Vice President and General Manager, ITT Asia Pacific Inc. Prior to holding that position, Mr. Oliva held a number of executive positions with ITT Corporation and its subsidiaries over an eleven-year period. Mr. Oliva attained the rank of Captain in the United States Army and is a veteran of the Vietnam War. Mr. Oliva earned a B.A. degree in Social Studies/Business from Seton Hall University in 1964 and an M.B.A. degree in Business in 1966 from The Ohio State University.

         GRAHAM JEFFERIES was appointed Executive Vice President and Chief Operating Officer of our worldwide Telecommunications Group on October 21, 1999. Mr. Jefferies served as Executive Vice President of MicroTel from April 1999 through October 1999. Mr. Jefferies has served as a director of CXR, S.A. since March 1997, as Managing Director of Belix Power Conversions Ltd. since our acquisition of Belix Power Conversions Ltd. in April 2000, as Managing Director of XCEL Power Systems, Ltd. since September 1996 and as Managing Director of XCEL Corporation. Ltd. since March 1992. Prior to joining us in 1992, he was Sales and Marketing Director of Jasmin Electronics PLC, a major United Kingdom software and systems provider, from 1987 to 1992. Mr. Jefferies held a variety of project management positions at GEC Marconi from 1978 to 1987. Mr. Jefferies earned a B.S. degree in Engineering from Leicester University, and has experience in mergers and acquisitions. Mr. Jefferies is a citizen and resident of the United Kingdom.

         RANDOLPH D. FOOTE was appointed as our Senior Vice President and Chief Financial Officer on October 4, 1999 and as our Assistant Secretary on February 12, 2001. Mr. Foote has been Vice President and Chief Financial Officer of CXR Telcom Corporation and XET Corporation since March 2000 and has been Chief Financial Officer of CXR Anderson Jacobson Inc., a California corporation that is a subsidiary of CXR, S.A., since February 2000. Mr. Foote was the Corporate Controller of Unit Instruments, Inc., a publicly traded semiconductor equipment manufacturer, from October 1995 to May 1999. From March 1985 to October 1995, Mr. Foote was the Director of Tax and Financial Reporting at Optical Radiation Corporation, a publicly traded company that designed and manufactured products using advanced optical technology. Prior to 1985, Mr. Foote held positions with Western Gear Corporation and Bucyrus Erie Company, which were both publicly traded companies. Mr. Foote earned a B.S. degree in Business Management from California State Polytechnic University, Pomona and an M.B.A. degree in Tax/Business from Golden Gate University.

         ROBERT B. RUNYON has served as a Class III director since March 26, 1997 and was appointed as our Secretary on that date. He has been the owner and principal of Runyon and Associates, a human resources and business advisory firm, since December 1987. He has acted as Senior Vice President of Sub Hydro Dynamics Inc., a privately held marine services company based in Hilton Head, South Carolina, since September 1995. Prior to our merger with XET Corporation, Mr. Runyon served XET Corporation both as a director since August 1983 and as a consultant in the areas of strategy development and business planning, organization, human resources and administrative systems. He also consults for companies in environmental products, marine propulsion systems and architectural services sectors in these same areas. From 1970 to 1978, Mr. Runyon held various executive positions with ITT Corporation, including Vice President, Administration of ITT Grinnell, a manufacturing subsidiary of ITT. From 1963 to 1970, Mr. Runyon held executive positions at BP Oil including Vice President, Corporate Planning and Administration of BP Oil Corporation, and director, organization and personnel for its predecessor, Sinclair Oil Corporation. Mr. Runyon was Executive Vice President, Human Resources at the Great Atlantic & Pacific Tea Company from 1978 to 1980. Mr. Runyon earned a B.S. degree in Economics/Industrial Management from University of Pennsylvania.

         LAURENCE P. FINNEGAN, JR. has served as a Class II director since March 26, 1997. In addition to being a director of XET Corporation from 1985 to March 1997, Mr. Finnegan was XET Corporation's Chief Financial Officer from 1994 to 1997. Mr. Finnegan has held positions with ITT (1970-74) as controller of several divisions, Narco Scientific (1974-1983) as Vice President Finance, Chief Financial Officer, Executive Vice President and Chief Operating Officer, and Fischer & Porter (1986-1994) as Senior Vice President, Chief Financial Officer and Treasurer. Since August 1995, he has been a principal of GwynnAllen Partners, Bethlehem, Pennsylvania, an executive management consulting firm. Since December 1996, Mr. Finnegan has been a director and the President of GA Pipe, Inc., a manufacturing company based in Langhorne, Pennsylvania. From September 1997 to January 2001, Mr. Finnegan served as Vice President Finance and Chief Financial Officer of QuestOne Decision Sciences, an efficiency consulting firm based in Pennsylvania. Since August 2001, Mr. Finnegan has served as a director and the Vice President and Chief Financial Officer of VerdaSee Solutions, Inc., a consulting and software company based in Pennsylvania. Mr. Finnegan earned a B.S. degree in Accounting from St. Joseph's University.

         Our bylaws provide that the board of directors shall consist of at least four directors. The board of directors is divided into three classes. The term of office of each class of directors is three years, with one class expiring each year at the annual meeting of stockholders. There are currently three directors, one of which is a Class II director whose term expires in 2004, and two of which are Class III directors whose term expires in 2002. Officers are appointed by, and serve at the discretion of, our board of directors.

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

         Based solely upon a review of copies of the reports furnished to us during our fiscal year ended December 31, 2001 and thereafter, or any written representations received by us from directors, officers and beneficial owners of more than 10% of our common stock ("reporting persons") that no other reports were required, we believe that, during 2001, all Section 16(a) filing requirements applicable to our reporting persons were met.

ITEM 11.   EXECUTIVE COMPENSATION.

COMPENSATION OF EXECUTIVE OFFICERS

         The following table provides information concerning the annual and long-term compensation for the years ended December 31, 2001, 2000 and 1999 earned for services in all capacities as an employee by our Chief Executive Officer and each of our other executive officers who received an annual salary and bonus of more than $100,000 for services rendered to us during 2001:

                                           SUMMARY COMPENSATION TABLE
                                                                                LONG-TERM
                                                                               COMPENSATION
                                                                                  AWARD
                                           ANNUAL COMPENSATION                  SECURITIES
                                           -------------------                  UNDERLYING          ALL OTHER
    NAME AND PRINCIPAL POSITION      YEAR       SALARY          BONUS             OPTIONS         COMPENSATION
    ---------------------------      ----       ------          -----             -------         ------------
Carmine T. Oliva..................   2001       $250,010        $40,000           100,000           $4,821 (1)
  President and Chief Executive      2000       $207,395        $80,000             --              $4,821 (1)
  Officer                            1999       $198,872             --             --              $4,821 (1)

Graham Jefferies..................
  Executive Vice President and
Chief                                2001       $142,639        $20,000             --              $7,697 (3)
  Operating Officer of Telecommuni-  2000       $128,775        $35,000             --              $6,869 (3)
  cations Group (2)                  1999       $114,192             --           60,000            $5,116 (3)

Randolph D. Foote.................   2001       $130,005        $15,000             --                 --
  Senior Vice President, Chief       2000       $103,754        $20,000             --                 --
  Financial Officer (4)              1999       $ 23,267             --           50,000               --


---------------

(1) Represents the dollar value of insurance premiums we paid with respect to term life insurance for the benefit of Mr. Oliva's spouse.
(2) Mr. Jefferies was appointed Executive Vice President and Chief Operating Officer of our worldwide Telecommunications Group on October 21, 1999. Mr. Jefferies is based in the United Kingdom and receives his remuneration in British pounds. The compensation amounts listed for Mr. Jefferies are shown in United States dollars, converted from British pounds using the average conversion rates in effect during the time periods of compensation.
(3)  Represents contributions to Mr. Jefferies' retirement plan.
(4) Randolph D. Foote was appointed Senior Vice President and Chief Financial Officer on October 4, 1999 and Assistant Secretary on February 21, 2001.

                        OPTION GRANTS IN LAST FISCAL YEAR

         The following table provides information regarding options granted in the year ended December 31, 2001 to the executive officers named in the summary compensation table. We did not grant any stock appreciation rights in the year ended December 31, 2001. This information includes hypothetical potential gains from stock options granted in 2001. These hypothetical gains are based entirely on assumed annual growth rates of 5% and 10% in the value of our common stock price over the ten-year life of the stock options granted in 2001. These assumed rates of growth were selected by the Securities and Exchange Commission for illustrative purposes only and are not intended to predict future stock prices, which will depend upon market conditions and our future performance and prospects.


                                                                                                    POTENTIAL
                                                                                                REALIZABLE VALUE
                                                    PERCENTAGE                                  AT ASSUMED RATES
                                      NUMBER OF      OF TOTAL                                    OF STOCK PRICE
                                      SECURITIES     OPTIONS                                    APPRECIATION FOR
                                      UNDERLYING    GRANTED TO      EXERCISE                     OPTION TERM(3)
                            GRANT      OPTIONS     EMPLOYEES IN      PRICE       EXPIRATION     -----------------
     NAMED OFFICER          DATE      GRANTED(1)  FISCAL YEAR(2)   PER SHARE        DATE          5%         10%
     -------------          ----     -----------      -------      ---------    ------------     ----      -----
Carmine T. Oliva......    02/01/01     100,000         29.0%         $0.50        01/31/11      $28,495    $72,212
Randolph D. Foote.....       --          --             --            --             --           --            --
Graham Jefferies......       --          --             --            --             --           --            --
-------------------------
(1)  Options vested in two equal semi-annual installments on July 31, 2001 and
     January 31, 2002.
(2)  Based on options to purchase 345,000 shares granted to our employees during the year ended December 31, 2001.
(3)  Calculated using the potential realizable value of each grant.


                   OPTION EXERCISES AND FISCAL YEAR-END VALUES

         The following table provides information regarding option exercises in the year ended December 31, 2001 by the named executive officers and the value of unexercised options held by the named executive officers as of December 31, 2001. None of the named executives acquired shares through the exercise of options during 2001.

                                     NUMBER OF
                               SECURITIES UNDERLYING               VALUE ($) OF UNEXERCISED
                               UNEXERCISED OPTIONS AT              IN-THE-MONEY OPTIONS AT
                                 DECEMBER 31, 2001                   DECEMBER 31, 2001(1)
                                 -----------------                   --------------------
             NAME         EXERCISABLE       UNEXERCISABLE        EXERCISABLE      UNEXERCISABLE
             ----         -----------       -------------        -----------      -------------
Carmine T. Oliva.....      180,633              50,000              --                 --
Randolph D. Foote....       50,000               --                5,500               --
Graham Jefferies.....      126,287               --                6,600               --
--------------
(1)  Based on the last reported sale price of our common stock of $0.31 on
     December 31, 2001 (the last trading day during fiscal 2001) as reported on the OTB Bulletin Board, less the exercise price of the options.


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

         We may terminate the agreement upon 30 days' written notice in the event of a merger or reorganization in which our stockholders immediately prior to the merger or reorganization receive less than 50% of the outstanding voting shares of the successor corporation and in the event of a sale of all or substantially all of our assets or a sale, exchange or other disposition of two-thirds or more of our outstanding capital stock. If Mr. Oliva is terminated without cause within two years following a change of control, then:

         o if the termination occurs prior to the expiration of the initial term of the agreement on December 31, 2005, Mr. Oliva will be entitled to be paid his annual salary and all other amounts payable under the agreement for three years following the termination or until December 31, 2005, whichever is the longer period, which amounts shall be payable at his election in a lump sum within 30 days after the termination or in installments;

         o if the termination occurs during a renewal period, Mr. Oliva will be entitled to be paid his annual salary through the period ending two years after the expiration of the particular renewal period, and to be paid all other amounts payable under the agreement;

         o Mr. Oliva will be entitled to receive the average of his annual executive bonuses awarded to him in the three years preceding his termination, over the same time span and under the same conditions as his annual salary;

         o Mr. Oliva will be entitled to receive any executive bonus awarded but not yet paid;

         o Mr. Oliva will be entitled to receive a gross up of all compensatory payments listed above so that he receives those payments substantially free of federal and state income taxes; and

         o Mr. Oliva will continue to receive coverage in all benefit programs in which he was participating on the date of his termination until the earlier of the end of the initial term or renewal term in which the termination occurred and the date he receives equivalent coverage and benefits under plans and programs of a subsequent employer.

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

         If the agreement is terminated for any reason and unless otherwise agreed to by Mr. Oliva and us, then in addition to any other severance payments to which Mr. Oliva is entitled, we must continue to pay Mr. Oliva's annual salary until:

         o all obligations incurred by Mr. Oliva on our behalf, including any lease obligations signed by Mr. Oliva related to the performance of his duties under the agreement, have been voided or fully assumed by us or our successor;

         o all loan collateral pledged by Mr. Oliva has been returned to Mr. Oliva; and

         o all personal guarantees given by Mr. Oliva or his family on our behalf are voided.

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

         The agreement contains non-competition provisions that prohibit Mr. Oliva from engaging or participating in a competitive business or soliciting our customers or employees during the initial term and any renewal terms and for two years afterward if termination is for cause or for one year afterward if termination is without cause or following a change of control. The agreement also contains provisions that restrict disclosure by Mr. Oliva of our confidential information and assign ownership to us of inventions created by Mr. Oliva in connection with his employment.

RANDOLPH D. FOOTE

         On July 2, 2001, we entered into an employment agreement with Randolph
D. Foote at an initial annual salary of $130,000 that is subject to automatic renewal for two successive one-year terms beginning on July 2, 2004, unless, during the required notice periods (which run from May 2 to July 2 of the year preceding the year in which the renewal period is to begin), either party gives written notice of its desire not to renew. Mr. Foote is to act as Senior Vice President and Chief Financial Officer and is to perform additional services as may be approved by our board of directors.

         If the board of directors makes a substantial addition to or reduction of Mr. Foote's duties, Mr. Foote may resign upon written notice given within 30 days of the change in duties. Within 30 days after the effective date of a resignation under these circumstances, we will be obligated to pay to Mr. Foote the value of one year of his annual salary or the value of his salary through July 1, 2004, whichever is greater, within 30 days after the effective date of the resignation.

         If we terminate Mr. Foote for cause, our obligation to pay any further compensation, severance allowance, or other amounts payable under the agreement terminates on the date of termination. If we terminate Mr. Foote without cause (including by ceasing our operations due to bankruptcy or by our general inability to meet our obligations as they become due), we must provide him with 60 days' prior written notice. Mr. Foote will be entitled to be paid his annual salary for one year following termination or through July 2, 2004, whichever is longer, if termination occurs during the initial term, or otherwise to be paid his annual salary through the expiration of the current renewal period, and to be paid all other amounts payable under the agreement.

         We may terminate the agreement upon 30 days' written notice in the event of a merger or reorganization in which our stockholders immediately prior to the merger or reorganization receive less than 50% of the outstanding voting shares of the successor corporation and in the event of a sale of all or substantially all of our assets or a sale, exchange or other disposition of two-thirds or more of our outstanding capital stock. If Mr. Foote is terminated without cause within two years following a change of control, then:

         o Mr. Foote will be entitled to be paid in installments or, at his election in a lump sum within 30 days after termination, his annual salary and other amounts payable under the agreement for 1-1/2 years following termination or until July 2, 2004, whichever is longer, if termination occurs during the initial term, or otherwise to be paid through the expiration of the current renewal period plus one additional year;

         o Mr. Foote will be entitled to receive the average of his annual executive bonuses awarded to him in the three years preceding his termination, over the same time span and under the same conditions as his annual salary;

         o Mr. Foote will be entitled to receive any executive bonus awarded but not yet paid; and

         o Mr. Foote will continue to receive coverage in all benefit programs in which he was participating on the date of his termination until the earlier of the end of the initial or current renewal term and the date he receives equivalent coverage and benefits under plans and programs of a subsequent employer.

         If Mr. Foote dies during the term of the agreement, amounts payable under the agreement to or for the benefit of Mr. Foote will continue to be payable to Mr. Foote' designee or legal representatives for one year following his death. If Mr. Foote is unable to substantially perform his duties under the agreement for an aggregate of 180 days in any 18-month period, we may terminate the agreement by ten days' prior written notice to Mr. Foote following the 180th day of disability; provided, however, that we must continue to pay amounts payable under the agreement to or for the benefit of Mr. Foote for one year following the effective date of the termination.

         The agreement contains non-competition provisions that prohibit Mr. Foote from engaging or participating in a competitive business or soliciting our customers or employees during the initial term and any renewal terms and for one year afterward. The agreement also contains provisions that restrict disclosure by Mr. Foote of our confidential information and assign ownership to us of inventions created by Mr. Foote in connection with his employment.

GRAHAM JEFFERIES

         On July 2, 2001, we entered into an employment agreement with Graham Jefferies at an initial annual salary of 100,000 British pounds (approximately $141,000 at the then current exchange rates) that is subject to automatic renewal for two successive one-year terms beginning on July 2, 2004, unless, during the required notice periods (which run from May 2 to July 2 of the year preceding the year in which the renewal period is to begin), either party gives written notice of its desire not to renew. Mr. Jefferies is to act as Managing Director of XCEL Corporation, Ltd. and as Executive Vice President and Chief Operating Officer of our Telecom Group and is to perform additional services as may be approved by our board of directors. This agreement replaces a substantially similar agreement that had been effective since May 1, 1998.

         If the board of directors makes a substantial addition to or reduction of Mr. Jefferies' duties, Mr. Jefferies may resign upon written notice given within 30 days of the change in duties. Within 30 days after the effective date of a resignation under these circumstances, we will be obligated to pay to Mr. Jefferies the value of one year of his annual salary or the value of his salary through July 1, 2004, whichever is greater, within 30 days after the effective date of the resignation.

         If we terminate Mr. Jefferies for cause, our obligation to pay any further compensation, severance allowance, or other amounts payable under the agreement terminates on the date of termination. If we terminate Mr. Jefferies without cause (including by ceasing our operations due to bankruptcy or by our general inability to meet our obligations as they become due), we must provide him with 60 days' prior written notice. Mr. Jefferies will be entitled to be paid his annual salary for one year following termination or through July 2, 2004, whichever is longer, if termination occurs during the initial term, or otherwise to be paid his annual salary through the expiration of the current renewal period plus one additional year, and to be paid all other amounts payable under the agreement.

         We may terminate the agreement upon 30 days' written notice in the event of a merger or reorganization in which our stockholders immediately prior to the merger or reorganization receive less than 50% of the outstanding voting shares of the successor corporation and in the event of a sale of all or substantially all of our assets or a sale, exchange or other disposition of two-thirds or more of our outstanding capital stock. If Mr. Jefferies is terminated without cause within two years following a change of control, then:

         o Mr. Jefferies will be entitled to be paid in installments or, at his election in a lump sum within 30 days after termination, his annual salary and other amounts payable under the agreement for 1-1/2 years following termination or until July 2, 2004, whichever is longer, if termination occurs during the initial term, or otherwise to be paid through the expiration of the current renewal period plus one additional year;

         o Mr. Jefferies will be entitled to receive the average of his annual executive bonuses awarded to him in the three years preceding his termination, over the same time span and under the same conditions as his annual salary;

         o Mr. Jefferies will be entitled to receive any executive bonus awarded but not yet paid; and

         o Mr. Jefferies will continue to receive coverage in all benefit programs in which he was participating on the date of his termination until the earlier of the end of the initial or current renewal term and the date he receives equivalent coverage and benefits under plans and programs of a subsequent employer.

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

         The agreement contains non-competition provisions that prohibit Mr. Jefferies from engaging or participating in a competitive business or soliciting our customers or employees during the initial term and any renewal terms and for two years afterward if termination is for cause or for one year afterward if termination is without cause or following a change of control. The agreement also contains provisions that restrict disclosure by Mr. Jefferies of our confidential information and assign ownership to us of inventions created by Mr. Jefferies in connection with his employment.

BOARD COMMITTEES

         The board of directors currently has an audit committee, an executive compensation and management development committee and a nominating committee.

         The audit committee makes recommendations to our board of directors regarding the selection of independent auditors, reviews the results and scope of the audit and other services provided by our independent auditors and reviews our financial statements for each interim period and for our year end. Since June 26, 1999, this committee has consisted of Laurence Finnegan.

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

COMPENSATION OF DIRECTORS

         Beginning January 1, 2001, each non-employee director has been entitled to receive $12,000 per year as compensation for their services. We reimburse all directors for out-of-pocket expenses incurred in connection with attendance at board and committee meetings. We may periodically award options or warrants to our directors under our existing option and incentive plans.

         Mr. Runyon acts as a consultant to MicroTel in the areas of strategy development, business and organization planning, human resources recruiting and development and administrative systems. For 2001, Mr. Runyon became entitled to receive $28,574 in consulting fees and reimbursement of expenses. During 2001, we also paid premiums of $3,656 for Mr. Runyon's health insurance.

         On February 1, 2001, Mr. Oliva received an option to purchase 100,000 shares of common stock at $0.50 per share under our 1997 Stock Incentive Plan, which option vested in two equal semi-annual installments on July 31, 2001 and January 31, 2002 and expires on January 31, 2011.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         No member of the board of directors has a relationship that would constitute an interlocking relationship with executive officers and directors of another entity.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         As of March 18, 2002, a total of 20,670,703 shares of our common stock were outstanding. The following table sets forth information as of March 18, 2002 regarding the beneficial ownership of our common stock by:

         o each person known by us to own beneficially more than five percent, in the aggregate, of the outstanding shares of our common stock as of the date of the table;
         o        each of our directors;
         o each named executive officer in the Summary Compensation Table contained elsewhere in this report; and
         o        all of our directors and executive officers as a group.

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

                                                                       AMOUNT AND NATURE
               NAME AND ADDRESS                                     OF BENEFICIAL OWNERSHIP    PERCENT OF
            OF BENEFICIAL OWNER(1)               TITLE OF CLASS             OF CLASS              CLASS
            ----------------------               --------------             --------              -----
Orbit II Partners, L.P......................         Common              3,015,685 (2)             14.59%
Carmine T. Oliva............................         Common              1,547,438 (3)              7.33%
Fortune Fund Ltd. Seeker III................         Common              1,260,600 (4)              5.75%
Robert B. Runyon............................         Common                338,206 (5)              1.62%
Laurence P. Finnegan, Jr....................         Common                202,231 (6)              *
Graham Jefferies............................         Common                129,563 (7)              *
Randolph D. Foote...........................         Common                 55,000 (8)              *
All executive officers and directors
   as a group (5 persons)...................         Common              2,272,438 (9)             10.52%
---------------

*    Less than 1.00%
(1) Unless otherwise indicated, the address of each person in this table is c/o MicroTel International, Inc., 9485 Haven Avenue, Suite 100, Rancho Cucamonga, CA 91730. Messrs. Oliva, Jefferies and Foote are executive officers of MicroTel. Messrs. Oliva, Runyon and Finnegan are directors of MicroTel.
(2) Alan S. MacKenzie, Jr., David N. Marino and Joel S. Kraut are: the managing partners of Orbit II Partners, L.P., a broker-dealer and member of the American Stock Exchange; the managing members of MKM Partners, LLC, an NASD-registered broker-dealer and member of the Pacific Stock Exchange; and general partners of OTAF Business Partners, a general partnership that owns over 10% of the outstanding membership interests in Blackwood Securities, LLC, an NASD member. Excludes 7,500 shares of common stock held directly by Mr. MacKenzie. The address for Orbit II Partners, L.P. is 2 Rector Street, 16th Floor, New York, New York 10006.
(3) Includes 81,889 shares of common stock held individually by Mr. Oliva's spouse, 230,633 shares of common stock underlying options, 162,500 shares of common stock underlying warrants and 50,530 shares of common stock underlying Series A Preferred Stock.
(4) Includes 250,000 shares of common stock underlying warrants and 1,010,600 shares of common stock underlying Series A Preferred Stock. Patrick Siaretta, as fund manager, and Greg Fenlon, as fund administrator, each have voting power and investment power over the shares of common stock beneficially owned by Fortune Fund Ltd. Seeker III. The address for Mr. Siaretta is Avenida Republica do Libano, 331, 04501-000, Sao Paulo, SP Brazil. The address for Mr. Fenlon is Kaya Flamboyan #9, Willenstad, Curacao, Netherlands Antilles.
(5)  Includes 158,060 shares of common stock underlying options.
(6)  Includes 158,060 shares of common stock underlying options.
(7)  Includes 126,287 shares of common stock underlying options.
(8)  Includes 50,000 shares of common stock underlying options.
(9) Includes 162,500 shares of common stock underlying warrants, 723,040 shares of common stock underlying options, 81,889 shares of common stock held individually by Mr. Oliva's wife and 50,530 shares of common stock issuable upon conversion of Series A Preferred Stock.

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

         In August 2000, Carmine T. Oliva and his spouse, Georgeann, provided a limited personal guarantee and a waiver of spouse equity rights in order to assist us in obtaining our credit facility with Wells Fargo Business Credit, Inc. Our board of directors believed it was advantageous for us to obtain a new credit line from a bank-related lending institution rather than from an independent asset lender such as our previous lender, Congress Financial Corporation. However, Wells Fargo Business Credit, Inc. was unwilling to provide us with the credit line unless Mr. Oliva provided the guarantee and Mrs. Oliva provided the waiver. In recognition of Mr. and Mrs. Oliva's agreement to risk their personal net worth to provide the guarantee and waiver despite significant risk based upon our prior history of losses, the executive compensation and management development committee of the board of directors awarded and paid Mr. Oliva special bonuses totalling an aggregate of $35,000. On January 26, 2001, Wells Fargo Business Credit, Inc. released the guarantee.

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

(a)(3) and (c)    Exhibits
                  --------

         Reference is made to the exhibits listed on the Index to Exhibits that follows the financial statements and financial statement schedule.

(b)      Reports on Form 8-K
         -------------------

         None.


                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                                                Page
                                                                                                ----

Financial Statements
--------------------

Report of Independent Certified Public Accountants............................................   F-2

Consolidated Balance Sheets as of December 31, 2001 and 2000..................................   F-3

Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999 ...   F-4

Consolidated Statements of Comprehensive Income for the years ended December 31, 2001,
    2000 and 1999 ............................................................................   F-5

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001,
    2000 and 1999 ............................................................................   F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000
    and 1999 .................................................................................   F-7

Notes to Consolidated Financial Statements for years ended December 31, 2001, 2000
    and 1999..................................................................................   F-9

Financial Statement Schedule
----------------------------

Consolidated Schedule II Valuation and Qualifying Accounts for the years ended
    December 31, 2001, 2000 and 1999..........................................................   F-40

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
MicroTel International, Inc.

         We have audited the accompanying consolidated balance sheets of MicroTel International, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. We have also audited the information for each of the years in the three-year period ended December 31, 2001 in the consolidated financial statement schedule listed in the accompanying index. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MicroTel International, Inc. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

         Also, in our opinion, the consolidated financial statement schedule referred to above presents fairly, in all material respects, the information set forth therein.

/S/ BDO Seidman, LLP
BDO Seidman, LLP

Orange County, California
February 25, 2002


                              MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                                       DECEMBER 31, 2001 AND 2000
                           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

ASSETS (NOTES 7 AND 8)                                                              2001           2000
                                                                                    ----           ----
Current assets:
   Cash and cash equivalents                                                     $    604       $    756
   Accounts receivable, net of allowance for doubtful accounts of  $226
     and $111, respectively                                                         5,627          7,440
   Notes Receivable (Note 3)                                                           48            130
   Inventories (Note 4)                                                             7,433          6,298
   Prepaid and other current assets                                                   396            750
                                                                                 ---------      ---------
Total current assets                                                               14,108         15,374
Property, plant and equipment, net (Note 5)                                           758            809
Goodwill, net of accumulated amortization of $1,060 and $715,
   respectively (Notes 2 and 3)                                                     2,389          2,737
Other assets                                                                          433            564
                                                                                 ---------      ---------
                                                                                 $ 17,688       $ 19,484
                                                                                 =========      =========
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable (Note 7)                                                        $  3,618       $  3,661
   Current portion of long-term debt (Note 8)                                         550            614
   Accounts payable                                                                 3,783          5,222
   Accrued expenses                                                                 2,471          3,082
   Net liabilities of discontinued operations (Note 15)                                --             15
                                                                                 ---------      ---------
Total current liabilities                                                          10,422         12,594
Long-term debt, less current portion (Note 8)                                         763            282
Other liabilities                                                                     371            542
                                                                                 ---------      ---------
Total liabilities                                                                  11,556         13,418

Commitments and contingences (Note 13)

Convertible redeemable Series A Preferred Stock, $10,000 unit value
   Authorized 200 shares; issued and outstanding 25 shares (aggregate
   liquidation preference of $250) (Note 9)                                           270            259

Stockholders' equity (Notes 2, 3, 9, 10 and 13):
   Preferred stock, authorized 10,000,000 shares;
     Convertible Series B Preferred Stock, $0.01 par value, issued and outstanding 150,000 shares (aggregate liquidation preference
       of $960)                                                                       938            938
   Common stock, $0.0033 par value. Authorized 50,000,000 shares;
     issued and outstanding 20,671,000 and 20,570,000 shares in 2001
     and 2000, respectively                                                            68             68
   Additional paid-in capital                                                      24,358         24,307
   Accumulated deficit                                                            (18,459)       (18,775)
   Accumulated other comprehensive loss                                            (1,043)          (731)
                                                                                 ---------      ---------
Total stockholders' equity                                                          5,862          5,807
                                                                                 ---------      ---------
                                                                                 $ 17,688       $ 19,484
                                                                                 =========      =========

                      See accompanying notes to consolidated financial statements.


                                MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      2001           2000           1999
                                                                      ----           ----           ----
Net sales (Note 14)                                                 $ 27,423       $ 28,050       $ 25,913
Cost of sales                                                         15,456         15,529         17,066
                                                                    ---------      ---------      ---------
Gross profit                                                          11,967         12,521          8,847
Operating expenses:
   Selling, general and administrative                                10,129          9,827         10,584
   Engineering and product development                                 1,076          1,167          1,841
                                                                    ---------      ---------      ---------
Income (loss) from operations                                            762          1,527         (3,578)
Other income (expense):
   Interest expense                                                     (396)          (424)          (411)
   Gain (loss) on sale of subsidiary/investment,
     net (Notes 3 and 6)                                                  --            197            (90)
   Other, net (Note 3)                                                   (18)           434              9
                                                                    ---------      ---------      ---------
Income (loss) from continuing operations before income
   taxes                                                                 348          1,734         (4,070)
Income taxes (Note 11)                                                    77             31            128
                                                                    ---------      ---------      ---------
Income (loss) from continuing operations                                 271          1,703         (4,198)
                                                                    ---------      ---------      ---------
Discontinued operations (Note 15):
   Income (loss) from discontinued operations                             56           (212)          (847)
   Gain (loss) on disposal of discontinued operations,
     including provision for phase out period of $122
     in 2000                                                              --           (487)           449
                                                                    ---------      ---------      ---------
Income (loss) from discontinued operations                                56           (699)          (398)
                                                                    ---------      ---------      ---------
Net income (loss)                                                   $    327       $  1,004       $ (4,596)
                                                                    =========      =========      =========

Basic earnings (loss) per share from continuing
   operations                                                       $   0.01       $   0.09       $  (0.26)
                                                                    =========      =========      =========
Diluted earnings (loss) per share from continuing
   operations                                                       $   0.01       $   0.07       $  (0.26)
                                                                    =========      =========      =========
Basic earnings (loss) per share from discontinued
   operations                                                       $   0.00       $  (0.04)      $  (0.02)
                                                                    =========      =========      =========
Diluted earnings (loss) per share from discontinued
   operations                                                       $   0.00       $  (0.03)      $  (0.02)
                                                                    =========      =========      =========
Basic earnings (loss) per share (Note 12)                           $   0.02       $   0.05       $  (0.28)
                                                                    =========      =========      =========
Diluted earnings (loss) per share (Note 12)                         $   0.01       $   0.04       $  (0.28)
                                                                    =========      =========      =========

                        See accompanying notes to consolidated financial statements.


                      MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                      YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                     (IN THOUSANDS)

                                                      2001         2000          1999
                                                      ----         ----          ----

Net income (loss)                                  $   327       $ 1,004       $(4,596)
Other comprehensive income (loss) net of tax:
   Foreign currency translation adjustment            (312)         (505)         (325)
                                                   --------      --------      --------
Comprehensive Income (loss)                        $    15       $   499       $(4,921)
                                                   ========      ========      ========

              See accompanying notes to consolidated financial statements.


                                         MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                          YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                                         (IN THOUSANDS)
                                                     Series B
                                                    Convertible                                          Accumulated
                                                  Preferred Stock  Common Stock  Additional                 Other
                                                  ---------------  ------------    Paid-in  Accumulated  Comprehensive
                                                   Shares Amount  Shares   Amount  Capital    Deficit    Income (Loss)   Total
                                                   -------------  ------   ------  -------    -------    -------------   -----
Balance at December 31, 1998                         --  $  --    12,622    $ 42  $  20,463  $ (15,122)  $     99      $  5,482
Stock issued upon conversion of redeemable
  preferred  stock (Note 9)                          --     --     2,659       9        960         --         --           969
Stock issued in connection with acquisition
  (Note 3)                                           --     --     1,000       3        997         --         --         1,000
Stock issued as compensation                         --     --     1,716       6      1,077         --         --         1,083
Stock and warrants issued in connection with
  settlement of dispute (Note 13)                    --     --       150      --         73         --         --            73
Stock issued under stock purchase plan               --     --         5      --          2         --         --             2
Warrants issued for services                         --     --        --      --         63         --         --            63
Repricing of warrants issued in connection with
  issuance of redeemable preferred stock
  (Note 9)                                           --     --        --      --         91         --         --            91
Foreign currency translation adjustment              --     --        --      --         --         --       (325)         (325)
Accretion of redeemable preferred stock              --     --        --      --         --        (41)        --           (41)
Net loss                                             --     --        --      --         --     (4,596)        --        (4,596)
                                                  ------------------------------------------------------------------------------
Balance at December 31, 1999                         --     --    18,152      60     23,726    (19,759)      (226)        3,801

Stock issued upon conversion of redeemable
  preferred stock (Note 9)                           --     --    1,743        6        343         --         --           349
Warrant repricing offer (Note 10)                    --     --       --       --         65         --         --            65
Warrants issued for services                         --     --       --       --         25         --         --            25
Warrants issued with T-Com purchase (Note 3)         --     --       --       --         62         --         --            62
Exercise of employee options                         --     --       90       --         18         --         --            18
Warrants exercised                                   --     --      584        2         67         --         --            69
Stock issued under stock purchase plan               --     --        1       --          1         --         --             1
Preferred Stock issued with T-Com purchase
  (Note 3)                                          150    938       --       --         --         --         --           938
Foreign currency translation adjustment              --     --       --       --         --         --       (505)         (505)
Accretion of redeemable preferred stock              --     --       --       --         --        (20)        --           (20)
Net income                                           --     --       --       --         --      1,004         --         1,004
                                                  ------------------------------------------------------------------------------
Balance at December 31, 2000                        150    938   20,570       68     24,307    (18,775)      (731)        5,807

Warrants issued for services                         --     --        --      --         21         --         --            21
Stock issued for services                            --     --       100      --         30         --         --            30
Stock issued under stock purchase plan               --     --         1      --         --         --         --            --
Foreign currency translation adjustment              --     --        --      --         --         --       (312)         (312)
Accretion of redeemable preferred stock              --     --        --      --         --        (11)        --           (11)
Net income                                           --     --        --      --         --        327         --           327
                                                  ------------------------------------------------------------------------------
Balance at December 31, 2001                        150  $ 938    20,671   $  68  $  24,358  $ (18,459)  $ (1,043)     $  5,862
                                                  ==============================================================================

                                  See accompanying notes to consolidated financial statements.

                                                              F-6

                                   MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                                   (IN THOUSANDS)

                                                                            2001            2000           1999
                                                                            ----            ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                        $   327         $ 1,004        $(4,596)
   Adjustments to reconcile net loss to cash provided by (used in)
     operating activities:
       Depreciation and amortization                                         345             431            241
       Amortization of intangible assets                                     370             352            540
       Provision for doubtful accounts                                       216              47             42
       Provision for inventory obsolescence                                  659             893          1,144
       Gain on sale of fixed assets                                           --             (43)            --
       Gain on sale of stock                                                  --            (197)            --
       Write off of uncollectible note receivable                             --              --            452
       Reversal of previously estimated accruals                              --            (399)            --
       Provision for impairment of investment                                 --              --            419
       Equity in earnings of unconsolidated investments                       --              --           (653)
       Loss on the sale of subsidiary/investment                              --              --             90
       Stock and warrants issued for services                                 51              25          1,146
       Repricing of warrants                                                  --              65             91
       Gain (loss) on disposal of discontinued operations                     --             487           (449)
       Net change in operating assets of discontinued operations             (15)            401            167
   Changes in operating assets and liabilities net of businesses acquired:
     Accounts receivable                                                   1,609            (428)           294
     Inventories                                                          (1,755)         (1,468)           791
     Prepaids and other assets                                               458             274            567
     Note receivable                                                          --            (130)           125
     Accounts payable                                                     (1,439)         (1,120)           651
     Accrued expenses and other liabilities                                 (926)           (395)          (333)
                                                                       -------------------------------------------
Cash provided by (used in) operating activities                             (100)           (201)           729
                                                                       -------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net purchases of property, plant and equipment                           (120)           (158)          (121)
   Cash received on sale of subsidiary/investment                             --              --            118
   Cash received from sale of stock - (DTS)                                   --             520             --
   Cash received from sale of stock - (Wi-Lan)                                --             918             --
   Cash received from sale of discontinued operations                         --             260            750
   Cash received from sale of fixed assets                                    --              43             --
   Cash paid, net of cash acquired in acquisition/Belix                       --            (592)            --
   Cash paid, net of cash acquired in acquisition/T-Com                       --             (82)            --
   Cash collected on notes receivable                                         82              --              9
                                                                       -------------------------------------------
Cash (used in) provided by investing activities                              (38)            909            756
                                                                       -------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (repayments) of notes payable                              (34)          1,131           (970)
   Net proceeds (repayments) of long-term debt                               392              --           (162)
   Repayment of notes payable                                                 --          (1,146)            --
   Proceeds from sale of common stock                                         --              88              2
                                                                       -------------------------------------------
Cash provided by (used in) financing activities                              358              73         (1,130)
                                                                       -------------------------------------------
Effect of exchange rate changes on cash                                     (372)           (505)          (325)
Net (decrease) increase in cash and cash equivalents                        (152)            276             30
Cash and cash equivalents at beginning of year                               756             480            450
                                                                       -------------------------------------------
Cash and cash equivalents at end of year                                 $   604         $   756        $   480
                                                                       ===========================================

                            See accompanying notes to consolidated financial statements.

                                   MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                                  (IN THOUSANDS)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:                        2001             2000           1999
                                                                          ----             ----           ----
   Cash paid during the year for:
     Interest                                                            $   400         $  372        $    443
                                                                    =============================================
     Income taxes                                                        $    45         $   13        $    124
                                                                    =============================================
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING
   ACTIVITIES:
   Equipment acquired under capital lease                                $   150         $   --        $     --
                                                                    =============================================
   Common stock issued upon conversion of redeemable preferred
     stock                                                               $    --         $  349        $    969
                                                                    =============================================
   Accretion of redeemable preferred stock                               $    11         $   20        $     41
                                                                    =============================================
   Issuance of common stock and warrants in connection with
     settlement of dispute                                               $    --         $   --        $     73
                                                                    =============================================
   Issuance of common stock in connection with acquisitions              $    --         $   --        $  1,000
                                                                    =============================================
   Issuance of preferred stock in connection with acquisition            $    --         $  938        $     --
                                                                    =============================================
   Issuance of warrants in connection with acquisition                   $    --         $   62        $     --
                                                                    =============================================

                           See accompanying notes to consolidated financial statements.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

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

         In October 2000, the Company decided to discontinue its circuits segment operations. (See Note 15.) At that time, the circuits segment operations consisted of XCEL Etch Tek, a wholly-owned subsidiary, and XCEL Circuits Division ("XCD"), a division of XET. XCEL Etch Tek was offered for sale and sold in November 2000. XCD, predominantly a captive supplier of printed circuit boards to the electronic components segment, has been retained and is now included in the electronic components segment. Accordingly, all current and prior financial information related to the circuits segment operations has been presented as discontinued operations in the accompanying consolidated financial statements.

BASIS OF PRESENTATION

         The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and each of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

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

SOFTWARE DEVELOPMENT COSTS

         Software development costs, including purchased technology, are capitalized beginning when technological feasibility has been established or when purchased from third parties and continuing through the date of commercial release. Amortization commences upon commercial release of the product and is calculated using the greater of the straight-line method over three years or the ratio of the products' current revenues divided by the anticipated total product revenues. The carrying value of capitalized software development costs aggregates $17,000 and $45,000 (net of accumulated amortization of $858,000 and $833,000) at December 31, 2001 and 2000, respectively, and is included in other assets in the accompanying consolidated balance sheets. Amortization relating to the capitalized software of $25,000, $70,000 and $346,000 was charged to cost of sales during 2001, 2000 and 1999, respectively.

         The Company reviews the carrying value of its capitalized software development costs for possible impairment at the end of each fiscal quarter by comparing the unamortized capitalized software development costs to the net realizable value of that asset. The Company has not recorded any significant impairment loss related to capitalized software costs during 2001, 2000 or 1999.

DEBT ISSUANCE COSTS

         The costs related to the issuance of debt and the redeemable preferred stock are capitalized and amortized over the life of the instrument.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

PRODUCT WARRANTIES

         Estimated warranty costs are recognized at the time of the sale. The Company's electronic components carry a one-year limited parts and labor warranty and the Company's telecommunications products carry a two-year limited parts and labor warranty. The Company's telecommunications products may be returned within 30 days of purchase if a new order is received, and the new order will be credited with 80% of the selling price of the returned item. Products returned under warranty typically are tested and repaired or replaced at the Company's option. Historically, the Company has not experienced significant warranty costs or returns. During the fourth quarter of 2001, the Company performed a study of its warranty costs incurred over the previous two years. Based on the study, the Company determined that it was over accrued and, accordingly, reduced its warranty accrual by approximately $85,000, which amount is included in cost of sales in the accompanying 2001 consolidated statement of operations. During the second quarter of 2000, the Company settled certain warranty claims related to its former HyComp subsidiary, which was sold in March 1999 (see Note 3), for less than the amount originally accrued. Accordingly, the Company reversed warranty accruals totaling $137,000 that were no longer deemed to be necessary.

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

EARNINGS (LOSS) PER SHARE

         Earnings (loss) per share is calculated according to Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic earnings
(loss) per share includes no dilution and is computed by dividing net income
(loss) available to common stockholders by the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of the Company.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. This statement defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2001 and 2000, the fair value of all financial instruments approximated carrying value.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

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

USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the fourth quarter of 2001, the Company finalized a sales tax audit, resulting in a final tax assessment at a lower amount than had been accrued for at December 31, 2000. The Company reversed the over accrual in the amount of approximately $78,000 in the fourth quarter of 2001, which amount is included in selling, general and administrative expenses in the accompanying 2001 consolidated statement of operations. During 2000, the Company reversed approximately $172,000 of previously estimated accruals related to sales commissions and other accrued expenses which were no longer deemed necessary. Of this amount, $90,000 relates to over-accrued commissions, $49,000 relates to over-accrued accounts payable and $33,000 relates to the settlement of a sales tax assessment. Throughout 2000, the Company reviewed its accrual for sales commissions and its accounts payable and contacted the appropriate vendors to verify the amounts outstanding. As outstanding amounts due were verified for amounts less than the amount recorded, the Company reversed the excess accrual. In the fourth quarter of 2000, the Company settled an outstanding disputed sales tax assessment and the assessment was canceled. The Company reversed the accrual for the sales tax assessment in the amount of approximately $33,000 in the fourth quarter. These amounts are included in other, net in the accompanying 2000 consolidated statement of operations.

CONCENTRATION OF CREDIT RISK

         Financial instruments, which potentially expose the Company to concentration of credit risk, consist primarily of cash and accounts receivable. The Company places its cash with high quality financial institutions. At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation.

         The Company's accounts receivable results from sales to a broad customer base. The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. Credit losses are provided for in the financial statements and consistently have been within management's expectations. Sales to various BAE Systems companies in the U.S. and Europe represented approximately ten percent of the Company's total revenues during 2001. At December 31, 2000, one customer accounted for ten percent of net accounts receivable.

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

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

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

REPORTABLE SEGMENTS

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires public business enterprises to report certain information about operating segments in complete sets of financial statements and in condensed financial statements of interim periods issued to shareholders. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. All prior period data presented has been restated to conform to the provisions of SFAS 131. The Company has determined that it currently operates in two reportable segments: telecommunications and electronic components.

RECLASSIFICATIONS

         Certain reclassifications have been made to the 1999 financial statements to be consistent with the 2000 presentation.

(2)      MERGER WITH XET CORPORATION

         On March 26, 1997, privately-held XET merged with a wholly-owned, newly formed subsidiary of the Company, with XET as the surviving subsidiary. Pursuant to the transaction, the former stockholders of XET were issued approximately 6,119,000 shares of common stock of the Company, or approximately 66% of the issued and outstanding common stock. In addition, holders of XET stock options and warrants at the date of the merger collectively had the right to acquire an additional 2,153,000 shares of common stock. Collectively, the former XET stockholders owned, or had the right to acquire, approximately 65% of the common stock of the Company on a fully-diluted basis as of the date of the transaction.

         The merger was accounted for as a purchase of the Company by XET. Accordingly, the purchase price, consisting of the value of the common stock outstanding of the Company at the date of the merger of $5,011,000 plus the direct costs of the acquisition of $730,000, and the acquired assets and liabilities of MicroTel were recorded at their estimated fair values at the date of the merger. The excess of $4,998,000 of the purchase price over the fair value of the net assets acquired was recorded as goodwill and thereafter was amortized on a straight-line basis over 15 years.

         In September 1997, the Company wrote-down the goodwill associated with the merger to $998,000. Thereafter, the remaining goodwill is being amortized on a straight-line basis over ten years.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

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

         During 1999, the buyer of XACI defaulted under the terms of the note receivable. The Company offset the balance outstanding pursuant to a note payable due to the buyer against the note receivable and then wrote-off the net unpaid balance of $452,000 which is included in selling, general and administrative expenses in the accompanying 1999 consolidated statement of operations. The warrants provided as collateral were cancelled and the Company attempted to recover the amount due under the guarantees executed by Mr. Bertrand and a related party. In order to avoid a potentially expensive lawsuit, the Company agreed to cancel the guarantee in exchange for a $40,000 payment from Mr. Bertrand, of which $20,000 was paid in December 1999 and the remainder in the first quarter of 2000. This amount has been included in selling, general and administrative expenses in the accompanying 1999 consolidated statement of operations.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

DIGITAL TRANSMISSION SYSTEMS

         On January 31, 1999, the Company exercised an option to purchase 1,738,159 shares or 41% of the outstanding common stock of Digital Transmission Systems, Inc. ("DTS") from a private company in exchange for 1,000,000 shares of common stock of the Company. The Company's shares exchanged were valued at $1,000,000 based on the fair value of the common stock on the transaction date, excluding $33,000 of transaction-related costs. This option was granted to the Company on December 31, 1998 in exchange for warrants (with a fair value of approximately $55,000) to purchase 152,381 shares of the Company's common stock at $0.66 per share for five years. DTS was founded in 1990 and is a publicly traded company with its headquarters near Atlanta, Georgia. It designs, manufactures and markets wireless transmission products. DTS's primary customers include domestic and international wireless service providers, telephone service providers and private wireless network users. During 1999, the Company accounted for its investment in DTS using the equity method of accounting and recognized $626,000 of income from its 41% interest in DTS. This amount is included in the net amount of other income in the accompanying 1999 consolidated statement of operations. Summarized financial data for DTS is as follows:

                                  December 31, 1999          June 30, 1999
                                     (unaudited)                (audited)
                                  -----------------          -------------
Current assets                        $ 1,472,000              $ 2,321,000
Noncurrent assets                       1,401,000                1,486,000
                                      -----------              -----------
   Total assets                       $ 2,873,000              $ 3,807,000
                                      ===========              ===========

Current liabilities                   $ 2,431,000              $ 4,108,000
Noncurrent liabilities                  2,127,000                2,127,000
                                      -----------             ------------
   Total liabilities                  $ 4,558,000              $ 6,235,000
                                      ===========              ===========

                                For the year ended       For the year ended
                                 December 31, 1999          June 30, 1999
                                    (unaudited)                 (audited)
                                  -----------------          -------------
Net sales                             $7,256,000               $7,538,000
Net income (loss)                     $  213,000               $ (424,000)

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

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

         On July 7, 2000, the Company sold all its shares of Wi-LAN common stock for net proceeds of $918,000. The sale resulted in a gain of approximately $197,000 which is included in gain (loss) on sale of subsidiary/investment in the accompanying consolidated statement of operations for the year ended December 31, 2000.

BELIX COMPANY, LTD.

         On April 17, 2000, the Company finalized its acquisition of Belix Company, Ltd., ("Belix") including its two subsidiaries. The Company purchased the capital stock of Belix for $790,000 cash and an earn-out for the former stockholders based on sales, which totaled $252,000 at December 31, 2000. The Company incurred expenses of approximately $257,000 for severance and relocation costs and has accrued an additional estimate of $49,000 for certain severance and relocation costs related to Belix. The severance and relocation affected various manufacturing, administrative and accounting personnel and was substantially completed as of December 31, 2000. The Company also incurred approximately $107,000 of legal and other expenses related to the acquisition. The Company has included the expenses and accrual in the calculation of the cost of the acquisition. Subsequent to the closing date, the purchase price was reduced by $181,000 due to a shortfall in net assets per the purchase agreement. In 2001, the Company settled a lawsuit brought by the Company against the former owners of Belix, resulting in a final determination of the earn out provision and a reduction in certain liabilities assumed. In addition, the Company incurred additional legal costs. Net assets acquired totaled $223,000, after all such adjustments. The assets acquired and liabilities assumed are as follows:

         Cash                                                        $  206,000
         Accounts receivable                                            669,000
         Inventory                                                      881,000
         Other assets                                                   347,000
         Fixed assets                                                   181,000
                                                                     -----------
         Total assets acquired                                       $2,284,000
                                                                     ===========

         Accounts payable                                            $1,472,000
         Line of credit                                                 419,000
         Notes payable                                                  170,000
                                                                     -----------
         Total liabilities assumed                                   $2,061,000
                                                                     ===========

         Net assets acquired                                         $  223,000
         Accrual of severance and relocation costs                     (306,000)
         Accrual of legal and other costs                              (161,000)
         Goodwill                                                     1,165,000
                                                                     -----------
         Adjusted purchase price                                     $  921,000
                                                                     ===========

         Initial purchase price                                      $  790,000
         Reduction due to shortfall in net assets                      (181,000)
         Earn-out accrual                                               312,000
                                                                     -----------
         Adjusted purchase price                                     $  921,000
                                                                     ===========

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

         The acquisition of Belix has been accounted for as a purchase by the Company and resulted in approximately $1.2 million of goodwill which is being amortized on a straight-line basis over ten years. Belix is located in England,
U. K. and is in the business of manufacturing power supplies for various applications. Belix has been integrated into the Company's existing power supply producer, XCEL Power Systems, Ltd. Belix's assets consist mostly of accounts receivable, inventories and fixed assets. All dollar amounts indicated in this paragraph are derived from the conversion of British pounds into U. S. dollars at the conversion rate in effect at the time of the acquisition with the exception of the earn out amounts, which were converted at the conversion rate at December 31, 2000, and the adjustments related to the lawsuit settlement, which were converted at the conversion rate on the date the settlement was finalized. The Belix acquisition was not material to the financial statements and accordingly the pro forma effect of the transaction is not provided.

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

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

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

         Unaudited pro forma results of operations for the years ended December 31, 2000 and 1999, as if T-Com and the Company had been combined as of the beginning of the year, follow. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of T-Com and the Company, and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or that may result in the future.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                         PRO FORMA YEAR
                                                       ENDED DECEMBER 31
(thousands except per share data)                  2000                  1999
--------------------------------------------------------------------------------
Net sales.....................................    $29,680              $29,152
Income (loss) from continuing operations......      1,255               (8,734)
Net income (loss).............................        556               (9,132)
Net income per common share
   Basic......................................      0.03                (0.55)
   Diluted....................................      0.02                (0.55)
--------------------------------------------------------------------------------

XCEL ETCH TEK

         On November 15, 2000, the Company sold substantially all of the assets of XCEL Etch Tek ("Etch Tek"), a wholly owned subsidiary of XET, to a former employee in exchange for $260,000 in cash, a $50,000 note receivable and the assumption of $75,000 of liabilities. The note receivable bears interest at 8% per annum, and all principal and interest was due in November 2001. The balance due under the note receivable was approximately $34,000 and $50,000 at December 31, 2001 and 2000, respectively, and is included in notes receivable in the accompanying consolidated balance sheets. The Company expects the remaining balance of the note to be repaid during 2002. The Etch Tek transaction resulted in a loss of $365,000 which is included in gain (loss) on disposal of discontinued operations in the accompanying 2000 consolidated statement of operations. (See Note 15.)

(4)      INVENTORIES

         Inventories are summarized as follows:

                                                      2001             2000
                                                      ----             ----
Raw materials.................................     $2,806,000        $2,777,000
Work-in-process...............................      2,879,000         1,914,000
Finished goods................................      1,748,000         1,607,000
                                                   -----------       -----------
                                                   $7,433,000        $6,298,000
                                                   ===========       ===========

         Included in the amounts above is an allowance for inventory obsolescence of $1,152,000 and $1,169,000 at December 31, 2001 and 2000,
respectively. Allowances for inventory obsolescence are recorded as necessary to reduce obsolete inventory to estimated net realizable value or to specifically reserve for obsolete inventory that the Company intends to dispose of. The inventory items identified for disposal at each year end are generally discarded during the following year. During the fourth quarter of 2001, the Company evaluated its inventory reserves and reduced the reserves by $175,000.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

(5)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following:

                                                      2001               2000
                                                      ----               ----
Land and buildings...........................    $   266,000        $   279,000
Machinery, equipment and fixtures............      3,508,000          3,223,000
Leasehold improvements.......................        449,000            451,000
                                                 ------------       ------------
                                                   4,223,000          3,953,000
Accumulated depreciation.....................     (3,465,000)        (3,144,000)
                                                  -----------       ------------
                                                 $   758,000        $   809,000
                                                 ============       ============

(6)      INVESTMENT IN PARTNERSHIP

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

(7)      NOTES PAYABLE

         A summary of notes payable is as follows:

                                                      2001             2000
                                                      ----             ----
Line of credit with a U.S. commercial lender...   $1,420,000        $1,798,000
Lines of credit with foreign banks.............    2,198,000         1,863,000
                                                  ----------        -----------
                                                  $3,618,000        $3,661,000
                                                  ===========       ===========

         On July 8, 1998, the Company entered into a $10.5 million credit facility (the "Domestic Facility") with a commercial lender for a term of two years which provided: (i) a term loan of approximately $1.5 million; (ii) a revolving line of credit of up to $8 million based upon assets available from either existing or future-acquired operations; and (iii) a capital equipment expenditure credit line of up to $1 million. This credit facility replaced the existing credit facilities of the Company's domestic operating companies that

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

were paid in full at the closing. The credit line was collateralized by substantially all assets of the Company's domestic subsidiaries, bore interest at the lender's prime rate plus 1% and was payable on demand. The line of credit expired on June 23, 2000, but was extended to August 14, 2000. The Domestic Facility was replaced by a new credit facility on August 16, 2000.

         On August 16, 2000, the Company's subsidiaries, CXR Telcom and XET Corporation, together with MicroTel acting as guarantor, obtained a credit facility from Wells Fargo Business Credit, Inc. This facility provides for a revolving loan of up to $3,000,000 secured by the Company's inventory and accounts receivable and a term loan in the amount of $687,000 secured by the Company's machinery and equipment. The Company's President and CEO provided a limited personal guarantee on these loans. As consideration for this guarantee, the President and CEO received a guarantee fee, approved by the board of directors, in the amount of $35,000. On January 26, 2001, Wells Fargo Business Credit Inc. released the guarantee. No further amounts are due in connection with this guarantee. The annual interest rate on both portions of the credit facility is the prime rate (4.75% at December 31, 2001) plus 1%, subject to a minimum interest charge of $13,500 per month. Due to the minimum interest charge, the effective interest rate the Company paid during 2001 was 13.2%. Effective April 1, 2001, the annual interest rate was reduced from the prime rate plus 2% to the prime rate plus 1%, and the minimum interest charge was reduced from $15,000 per month to $13,500 per month because the Company met or exceeded certain performance-based goals for 2000. On December 31, 2001, the balance outstanding under the revolving loan was $1,420,000, and there was $91,000 of additional borrowings available under the revolving loan. The credit facility contains restrictive financial covenants that are set by mutual agreement of the Company and its lender each year. At December 31, 2001, the Company was out of compliance with a financial covenant and had obtained a waiver from its lender. As of February 25, 2002, the covenants for 2002 had not yet been set. The credit facility expires August 16, 2003.

         The Company's foreign subsidiaries have obtained credit facilities with Lloyds Bank in England, Banc National de Paris, Societe Generale and Banque Hervet in France and Johan Tokyo Credit Bank in Japan. The Company's U.K. subsidiary has a bank line of credit expiring March 31, 2002, with totals of $1,665,000 and $1,377,000 outstanding at December 31, 2001 and 2000, respectively. Borrowings under the related agreement bear interest at the bank's base rate (4% at December 31, 2001) plus 2.5% and are based on eligible accounts receivable. No additional borrowings were available under the line at December 31, 2001. The Company's U.K. subsidiary was out of compliance with a financial covenant at December 31, 2001. The lender has indicated its intention to issue a waiver for any covenant breach and, accordingly, the long-term portion of the debt has not been reclassified as a current liability. However, if the waiver is not issued, the lender may pursue any and all available remedies, including acceleration of the maturity date of the loan.

         The Company's French subsidiary has four bank lines of credit with totals of $533,000 and $486,000 outstanding at December 31, 2001 and 2000, respectively. Borrowings under the related agreements bear interest at 5.9% to 8.9% at December 31, 2001 and are based on eligible accounts receivable. Approximately $542,000 of borrowings were available under the lines of credit at December 31, 2001. These lines of credit have no maturity date but are subject to cancellation upon 30 days' notice by the lenders.

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

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

(8)      LONG-TERM DEBT

         A summary of long-term debt follows:

                                                       2001             2000
                                                       ----             ----
Term notes payable to commercial lender (a).....    $ 232,000          $370,000
Term notes payable to foreign banks (b).........      760,000            41,000
Capitalized lease obligations (c)...............      172,000           129,000
Other promissory notes..........................      149,000           356,000
                                                    ----------         ---------
                                                    1,313,000           896,000
Current portion.................................     (550,000)         (614,000)
                                                    ----------         ---------
                                                    $ 763,000          $282,000
                                                    ==========         =========
---------------
         (a) Two term notes payable to Wells Fargo Business Credit, Inc. bearing interest at the lender's prime rate (4.75% at December 31, 2001) plus 1%, subject to a minimum interest charge of $13,500 per month. The term notes payable are subject to the same provisions and covenants as the credit facility discussed in Note 7. The notes are collateralized by machinery and equipment and are payable in total monthly principal installments plus interest through the final maturity date of August 16, 2003.

         (b) The Company has agreements with several foreign banks that include term borrowings that mature at various dates from 2002 through 2006. Interest rates on the borrowings bear interest at rates ranging from 2.9% to 8.9% and are payable in monthly installments. Included in the term notes payable to foreign banks is a $101,000 note with a balance of $5,000 at December 31, 2001, which note is guaranteed by Tokyo Credit Guarantee Corporation on behalf of the Company's Japanese subsidiary. The term borrowings are collateralized by the assets of the respective subsidiary. The Company's U.K. subsidiary was out of compliance with a financial covenant at December 31, 2001. The lender has indicated its intention to issue a waiver for any covenant breach and, accordingly, the long-term portion of the debt has not been reclassified as a current liability. However, if the waiver is not issued, the lender may pursue any and all available remedies, including acceleration of the maturity date of the loan.

         (c) Capital lease agreements are calculated using interest rates appropriate at the inception of the lease and range from 6% to 22%. Lease liabilities are amortized over the lease term using the effective interest method. The leases all contain bargain purchase options and expire through 2004.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

         Principal maturities related to long-term debt as of December 31, 2001 are as follows:

                   Year Ending December 31,                      Amount
                   ------------------------                      ------
                             2002                             $    550,000
                             2003                                  327,000
                             2004                                  207,000
                             2005                                  146,000
                             2006                                   83,000
                                                              -------------
                                                              $  1,313,000
                                                              =============

(9)      REDEEMABLE PREFERRED STOCK

CONVERTIBLE REDEEMABLE PREFERRED STOCK

         In June 1998, the Company sold 50 shares of convertible redeemable Series A Preferred Stock (the "Series A Shares") at $10,000 per share to one institutional investor. In July 1998, the Company sold an additional 150 Series A Shares at the same per share price to two other institutional investors. Included with the sale of such Series A Shares were warrants to purchase a total of 1,000,000 shares of the Company's common stock exercisable at $1.25 per share and expiring May 22, 2001. The Company has ascribed an estimated fair value to these warrants (based upon a Black-Scholes pricing model with the following assumptions: no dividend yield; expected volatility of 28%; risk-free interest rate of 5.1%; and an expected life of 3 years) aggregating $163,000 and accordingly has reduced the convertible redeemable preferred stock balance as of the date of issuance.

         The Company received net proceeds totaling approximately $1,843,000 after deduction of commissions and transaction-related expenses. Under the original certificate of designation, the Series A Shares were convertible into common stock of the Company at the option of the holder thereof at any time after the ninetieth (90th) day of issuance thereof at the conversion price per share of Series A Shares equal to $10,000 divided by the lesser of (x) $1.26 and
(y) One Hundred Percent (100%) of the arithmetic average of the three lowest closing bid prices over the forty (40) trading days prior to the exercise date of any such conversion. Also under the original certificate of designation, no more than 20% of the aggregate number of Series A Shares originally purchased and owned by any single entity could be converted in any thirty (30) day period after the ninetieth (90th) day from issuance. In the event of any liquidation, dissolution or winding up of the Company, the holders of shares of Series A Shares are entitled to receive, prior and in preference to any distribution of any assets of the Company to the holders of the Company's common stock, an amount per share equal to $10,000 for each outstanding Series A Share. Any unconverted Series A Shares may be redeemed at the option of the Company for cash at a per share price equal to $11,500 per Series A Share and any Series A Shares which remain outstanding as of May 22, 2003 are subject to mandatory redemption by the Company at the same per-share redemption price. The excess of the redeemable value over the carrying value is being accreted by periodic charges to retained earnings over the original life of the issue.

         In November 1998, the holders of the Series A Shares agreed to revise the certificate of designations relating to the Series A Shares to provide that:
(i) the conversion price would be fixed at $10,000 divided by $0.50 for so long as the Company's common stock continued to be traded on the Nasdaq SmallCap Market and the Company did not conduct a reverse split of its outstanding common stock; and (ii) the Company would not exercise its redemption rights for the outstanding shares of the Series A Shares for six months. The agreement also

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

provided that the existing restriction on the right of each holder of the Series A Shares to convert more than 20% of the aggregate number of shares of the Series A Shares originally purchased by such holder in any 30-day period would be eliminated. Also, the agreement provided that the Company would replace the existing warrants, which warrants had an exercise price of $1.25 per share, with warrants that had an exercise price of $0.75 per share.

         The Company inadvertently failed to obtain the required approval of the Company's common stockholders and to file an amended certificate of designations to effectuate the amendments to the certificate of designations that were contained in the November 1998 agreement. However, between November 18, 1998 and March 26, 1999, the holders of the Series A Shares converted shares of the Series A Shares into shares of common stock at the rate of 20,000 shares of common stock per share of the Series A Shares, as agreed to in the November 1998 agreement. Use of the $10,000 divided by $0.50 conversion price in four of the conversions resulted in the stockholders receiving an aggregate of 46,437 more shares of common stock than they would have received under the original conversion price formula that was contained in the certificate of designations. The Company has determined, however, that the excess shares were in fact validly issued under Delaware law.

         In May 1999, the Company's common stock was delisted from the Nasdaq SmallCap Market due to a failure to meet Nasdaq's minimum closing bid price listing requirement, and the Company's common stock began trading on the OTC Electronic Bulletin Board (see Note 10). Based upon the terms of the November 1998 agreement, the conversion price of the Series A Shares reverted back to the floating conversion price shown in the certificate of designations, which conversion price was $10,000 divided by the lesser of $1.26 and 100% of the arithmetic average of the three lowest closing bid prices over the 40 trading days prior to a conversion.

         In December 1999, two institutional investors sold all of their outstanding Series A Shares and the prorated portion of warrants applicable to the then outstanding Series A Shares. The purchasers of such Series A Shares and prorated warrants included an executive officer of the Company and certain related parties. Also in December 1999, the holders of the 59.5 outstanding shares of the Series A Shares agreed to modify the conversion ratio to a fixed factor of $10,000 divided by $0.1979, or 50,530 shares of common stock per Series A Share, in exchange for a reduction in the exercise price of the warrants to $0.25 per share and an extension of the expiration date of the warrants to December 2002. In the event a holder of the Series A Shares had converted its Series A Shares to common stock immediately before the December 1999 agreement, each Series A Share would have been converted into approximately 52,632 shares of common stock at a per share conversion price of $10,000 divided by $0.19, based on the original conversion ratio. In connection with the repricing of the warrants, the Company recognized $91,000 of non-cash expense in 1999. This expense represents the excess of the fair value of the warrants after repricing over the value of the warrants immediately before the repricing. The estimated fair values of the old and revised warrants was calculated using a Black-Scholes pricing model with the following assumptions: no dividend yield, expected volatility of 81%; a risk free interest rate of 6%; and an expected life of 1.5 and 3 years, respectively.

         The Company filed an amended certificate of designation with the Delaware Secretary of State to give effect to the December 1999 agreements by fixing the conversion price of the Series A Shares at $10,000 divided by $0.1979. However, because the Company inadvertently failed to obtain approval of the Company's common stockholders for the amendment to the certificate of designation, the amendment was invalid under the Delaware General Corporation Law. However, in June 2000, a holder of Series A Shares converted 34.5 shares of the Series A Shares into 1,743,285 shares of common stock based upon the $10,000 divided by $0.1979 per share conversion price that the Company and the holders of the Series A Shares believed to be in effect. This conversion resulted in the issuance of 1,048,654 more shares of common stock than would otherwise have been issued upon conversion of the 34.5 shares of the Series A Shares under the certificate of designations that was then in effect. The Company has determined, however, that the excess shares were in fact validly issued under Delaware law.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

         In November 2000, the Company realized that the modifications to the conversion price of the Series A Shares were invalid because the Company had inadvertently failed to obtain common stockholder approval for the modifications to the certificate of designations and had also inadvertently failed to file an amendment reflecting the November 1998 modifications. The Company's board of directors distributed proxy materials requesting that holders of the Company's common stock and the Series A Shares approve an amendment to the certificate of designations that provided for a fixed conversion price of $10,000 divided by $0.1979 and an amendment to the certificate of incorporation that increased the authorized shares of common stock from 25,000,000 to 50,000,000. The amendments were approved at a special meeting of stockholders that was held on January 16, 2001. The Company filed the amendments with the Delaware Secretary of State on January 22, 2001, so that after that date, each outstanding Series A Share was convertible into 50,530 shares of common stock.

         The following table reflects the convertible redeemable preferred stock activity:

                                                 Number
                                                of Shares          Amount
                                                ---------          ------
Balance at December 31, 1998                       161.0      $  1,516,000
Conversion to common stock                        (101.5)         (969,000)
Accretion of preferred stock                          --            41,000
                                               ----------     -------------
Balance at December 31, 1999                        59.5           588,000
Conversion to common stock                         (34.5)         (349,000)
Accretion of preferred stock                          --            20,000
                                               ----------     -------------
Balance at December 31, 2000                        25.0           259,000
Conversion to common stock                            --                --
Accretion of preferred stock                          --            11,000
                                               ----------     -------------
Balance at December 31, 2001                        25.0      $    270,000
                                               ==========     =============

(10)     STOCKHOLDERS' EQUITY

STOCK OPTIONS AND WARRANTS

         The Company has four stock option plans:

         o Employee Stock and Stock Option Plan, effective July 1, 1994, providing for non-qualified stock options as well as restricted and non-restricted stock awards to both employees and outside consultants. Up to 520,000 shares were authorized for issuance under this plan. Terms of related grants under the plan are at the discretion of the Board of Directors. The Board of Directors does not intend to issue any additional options or make any additional stock grants under this plan.

         o 1993 Stock Option Plan, providing for the grant of up to 300,000 incentive and non-qualified stock options to purchase stock at not less than the current market value on the date of grant. Options granted under this plan vest ratably over three years and expire 10 years after date of grant. The Board of Directors does not intend to issue any additional options under this plan.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

         o The MicroTel International, Inc. 1997 Stock Incentive Plan (the "1997 Plan") provides that options granted may be either qualified or nonqualified stock options and are required to be granted at fair market value on the date of grant. Subject to termination of employment, options may expire up to ten years from the date of grant and are nontransferable other than in the event of death, disability or certain other transfers that the committee of the Board of Directors administering the 1997 Plan may permit. Up to 1,600,000 stock options were authorized to be granted under the 1997 Plan. All outstanding options of former optionholders under the XET 1987 Employee Stock Option Plan were converted to options under the 1997 Plan as of the date of the merger between the Company and XET at the exchange rate of 1.451478. (See Note 2). The Board of Directors does not intend to issue any additional options under this plan.

         o The 2000 Stock Option Plan was adopted by the Board of Directors in November 2000 and approved by the stockholders on January 16, 2001. The Board of Directors adopted the Amended and Restated 2000 Stock Option Plan ("2000 Plan") effective as of August 3, 2001. Under the 2000 Plan, options granted may be either qualified or nonqualified options. Qualified options must have an exercise price of not less than the fair market value of a share of common stock on the date of grant. Nonqualified options must have an exercise price of not less than 85% of the fair market value of a share of common stock on the date of grant. Up to 2,000,000 options may be granted under the 2000 Plan. No option may be exercised more than ten years after the date of grant.

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

         The following table shows activity in the outstanding options for the years ended December 31, 2001, 2000 and 1999:

                                                                    Weighted
                                                    2001        Average Exercise     2000               1999
                                                   Shares            Price          Shares             Shares
                                                   ------            -----          ------             ------
Outstanding at beginning of year                 1,454,000            $1.34        1,602,000          2,069,000
Granted                                            345,000             0.41          235,000            430,000
Exercised                                               --               --          (90,000)                --
Canceled                                           (81,000)            0.64         (293,000)          (897,000)
                                              -------------------------------------------------------------------
Outstanding at end of year                       1,718,000            $1.18        1,454,000          1,602,000
                                              ===================================================================

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

         The following table summarizes information with respect to stock options at December 31, 2001:

                               Options Outstanding                                         Options Exercisable
                      ------------------------------------------                     -----------------------------
                           Number           Weighted Average                              Number
      Range of           Outstanding            Remaining             Weighted         Exercisable       Weighted
      Exercise          December 31,        Contractual Life           Average         December 31,       Average
       Price                2001                 (Years)                Price              2001            Price
    -----------       ----------------   -----------------------     -----------     ----------------   --------
$0.20 to $1.00              835,000                8.6                    $0.35            625,000           $0.34
$1.01 to $2.00              761,000                3.5                    $1.80            761,000           $1.80
$2.01 to $3.00               35,000                3.8                    $2.79             35,000           $2.79
$3.01 to $4.00               87,000                3.2                    $3.16             87,000           $3.16
                      ------------------                                             -----------------
$0.20 to $4.00            1,718,000                6.0                    $1.18          1,508,000           $1.20
                      ==================                                             =================

         The fair value of options granted during 2001 was $115,000, at a weighted average value of $0.41 per share. The fair value of options granted during the years ended December 31, 2000 and 1999 were $113,000 and $63,000, at weighted average prices of $0.48 and $0.15 per share, respectively.

         If the Company had instead elected the fair value method of accounting for stock-based compensation, compensation cost would be accrued at the estimated fair value of all stock option grants over the service period, regardless of later changes in stock prices and price volatility. The fair value at date of grant for options granted in 2001, 2000 and 1999 has been estimated based on a Black-Scholes pricing model with the following assumptions: no dividend yield; expected volatility of 89% to 95% in 2001, 101% in 2000 and 85% in 1999, based on historical results; risk-free interest rate of 5.0% to 6.0%; and average expected lives of approximately seven to ten years.

         The following table sets forth the net income (loss), net income (loss) available for common stockholders and earnings (loss) per share amounts for the periods presented as if the Company had elected the fair value method of accounting for stock options.

                                                      2001              2000               1999
                                                      ----              ----               ----
NET INCOME (LOSS)
       As reported                                $     327           $ 1,004           $ (4,596)
       Pro forma                                  $     211           $   909           $ (4,628)

NET INCOME (LOSS) AVAILABLE FOR
COMMON STOCKHOLDERS
       As reported                                $     316           $   984           $ (4,637)
       Pro forma                                  $     200           $   889           $ (4,669)

BASIC EARNINGS (LOSS) PER SHARE
       As reported                                $    0.02           $  0.05          $   (0.28)
       Pro forma                                  $    0.01           $  0.05          $   (0.28)

DILUTED EARNINGS (LOSS) PER SHARE
       As Reported                                $    0.01           $  0.04          $   (0.28)
       Pro forma                                  $    0.01           $  0.04          $   (0.28)

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

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

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

         The Board of Directors has also authorized the issuance of common stock purchase warrants to certain officers, directors, stockholders, key employees and other parties as follows:

                                                                            Warrant Price
                                                     Number        --------------------------------
                                                    of Shares         Per Share           Total
                                                    ---------         ---------           -----
Balance outstanding, December 31, 1998              4,542,000      $0.66 to 3.79       $9,511,000
Warrants issued                                     2,865,000       0.25 to 1.38        2,199,000
Warrants expired/cancelled                         (1,925,000)      0.60 to 2.50       (2,015,000)
                                                 -------------------------------------------------
Balance outstanding at December 31, 1999            5,482,000       0.25 to 3.79        9,695,000
Warrants issued                                     1,784,000       0.61 to 1.90        2,023,000
Warrants expired/cancelled                         (4,317,000)      0.61 to 3.79       (9,602,000)
Warrants exercised                                   (777,000)      0.25 to 0.69         (413,000)
                                                 -------------------------------------------------
Balance outstanding at December 31, 2000            2,172,000       0.25 to 2.50        1,703,000
Warrants issued                                       100,000       0.25 to 0.39           33,000
Warrants expired/cancelled                           (300,000)      1.00 to 1.25         (362,000)
                                                 -------------------------------------------------
Balance outstanding at December 31, 2001            1,972,000      $0.25 to 2.50       $1,374,000
                                                 =================================================

         During 2001, the Company issued warrants to purchase up to 35,000, 50,000 and 15,000 shares of common stock at exercise prices of $0.39, $0.31 and $0.25, respectively. The Company issued the warrants as compensation for services rendered. The estimated value of the warrants was $21,000 and was calculated using the Black-Scholes pricing model with the following assumptions: no dividend yield; expected volatility of 91% to 94%; a risk-free interest rate of 3.1% to 5%; and expected lives of 3 to 5 years. Also during 2001, the Company issued 100,000 shares of common stock in consideration for investor relations services. The stock was valued at $30,000 on the date of issuance and, accordingly, the Company recorded a $30,000 expense.

         During 2000, the Company issued warrants to purchase 150,000 shares of common stock at an exercise price of $1.00 as compensation for various services rendered. The estimated fair value of the warrants was $25,000 and was calculated using a Black-Scholes pricing model with the following assumptions: no dividend yield; expected volatility of 95%; a risk-free interest rate of 6.8%; and expected lives of 1.5 to 2 years. During 2000, 584,000 shares of common stock were issued in connection with the exercise of 777,000 warrants (277,000 warrants at an exercise price of $0.25 and 500,000 warrants exercised cashless into 306,000 shares).

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

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

         The Company had an Employee Stock Purchase Plan at its CXR Telcom subsidiary allowing eligible subsidiary employees to purchase shares of the Company's common stock at 85% of market value. During 2001, 2000 and 1999, 900, 1,000 and 5,000 shares, respectively, were issued pursuant to the plan. The Company terminated this plan effective as of July 1, 2001.

         During the first quarter of 2000, the Company offered to holders of warrants with an exercise price of $1.00 or more and ranging as high as $3.79 the opportunity to exchange their warrants with new warrants for one-half the number of shares at one-half the exercise price of the original warrants. Neither the expiration dates, nor any other terms of the warrants, were changed as a result of this offer. The offer was available to all warrant holders with exercise prices of $1.00 or more including Carmine T. Oliva, the Company's President and Chairman of the Board, and the two other directors. The primary reason for the offer was to reduce the quantity of shares allocated to warrants so that the Company would have sufficient authorized stock for its needs until an increase in the authorized stock could be voted on by the stockholders as part of the year 2000 Annual Meeting of Stockholders.

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

         As of December 31, 2001, the Company was authorized to issue 50,000,000 shares of common stock. As of that date, the Company had 20,670,703 shares of common stock outstanding and 6,453,955 shares of common stock that could become issuable pursuant to the exercise of outstanding stock options and warrants and conversion of convertible redeemable preferred stock.

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

NASDAQ DELISTING

         In May 1999, the listing of the Company's common stock on the Nasdaq SmallCap Market ("Nasdaq") was discontinued and thereafter, the Company's common stock has been traded on the OTC Electronic Bulletin Board under the symbol "MCTL."

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

(11)     INCOME TAXES

         The Company files a consolidated U.S. federal income tax return. This return includes all domestic companies 80% or more owned by the Company. State tax returns are filed on a consolidated, combined or separate basis depending on the applicable laws relating to the Company and its domestic subsidiaries.

         Income (loss) from continuing operations before income taxes was taxed under the following jurisdictions:

                                  2001              2000              1999
                                  ----              ----              ----
Domestic                      $718,000         $2,658,000      $(3,556,000)
Foreign                       (370,000)          (924,000)        (514,000)
                          ----------------------------------------------------
Total                         $348,000         $1,734,000      $(4,070,000)
                          ====================================================

         Income tax expense consists of the following:

                                  2001              2000               1999
                                  ----              ----               ----
Current
    Federal                   $  5,000           $ 20,000          $     --
    State                        5,000              3,000            30,000
    Foreign                     67,000              8,000            98,000
                          ----------------------------------------------------
                              $ 77,000           $ 31,000          $128,000
                          ====================================================

         Income tax expense (benefit) differs from the amount obtained by applying the statutory federal income tax rate of 34% to loss from continuing operations before income taxes as follows:

                                                              2001                 2000                  1999
                                                              ----                 ----                  ----
Tax at U.S. federal statutory rate                      $  118,000             $ 590,000         $ (1,384,000)
State taxes, net of federal income tax benefit               5,000                 3,000               30,000
Foreign income taxes                                        67,000                 8,000               98,000
Losses with no current benefit                                  --                    --            1,314,000
Permanent differences                                       54,000                88,000               70,000
Utilization of net operating losses                       (167,000)             (658,000)                  --
                                                      --------------------------------------------------------------
                                                        $   77,000             $  31,000         $    128,000
                                                      ==============================================================

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                             2001                 2000
                                                             ----                 ----
Deferred tax assets:
    Allowance for doubtful accounts                     $      60,000         $     14,000
    Inventory reserves and uniform capitalization             213,000              312,000
    Other accrued liabilities                                 453,000              387,000
    Deferred compensation                                     182,000              241,000
    Research credit carryforwards                             224,000              256,000
    Alternative Minimum Tax credit carryforwards              135,000              154,000
    Net operating loss carryforwards                       10,732,000           14,957,000
                                                        ------------------------------------
Total deferred tax assets                                  11,999,000           16,321,000
Valuation allowance for deferred tax assets               (11,999,000)         (16,321,000)
                                                        ------------------------------------
Net deferred tax assets                                 $          --         $         --
                                                        ====================================

         As of December 31, 2001, the Company had a federal net operating loss carryforward of approximately $31,000,000 which expires at various dates through 2021 and a state net operating loss carryforward of approximately $3,000,000 which expires at various dates through 2004.

         As a result of an Internal Revenue Service audit concluded in 2001, federal net operating loss carryforwards were reduced by approximately $11,687,000.

         As a result of the merger with XET (see Note 2), the Company experienced a more than 50% ownership change for federal income tax purposes. As a result, an annual limitation will be placed upon the Company's ability to realize the benefit of its net operating loss and credit carryforwards. The amount of this annual limitation, as well as the impact of the application of other possible limitations under the consolidated return regulations, has not been definitively determined at this time. Management believes sufficient uncertainty exists regarding the realizability of the deferred tax asset items and that a valuation allowance, equal to the net deferred tax asset amount, is required.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

(12)     EARNINGS (LOSS) PER SHARE

         The following table illustrates the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

                                                                        2001             2000              1999
                                                                        ----             ----              ----
NUMERATOR:
Net income (loss)                                                 $     327,000     $   1,004,000    $  (4,596,000)
     Less: accretion of the excess of the redemption value over
     the carrying value of redeemable preferred stock                    11,000            20,000           41,000
                                                                  --------------------------------------------------
Income (loss) attributable to common stockholders                 $     316,000     $     984,000    $  (4,637,000)
                                                                  ==================================================
DENOMINATOR:
Weighted average number of common shares outstanding during the
   period                                                            20,594,000        19,504,000       16,638,000
Incremental shares from assumed conversions of warrants,
   options and preferred stock                                        3,188,000         3,523,000               --
                                                                  --------------------------------------------------
Adjusted weighted average shares                                     23,782,000        23,027,000       16,638,000
                                                                  ==================================================
Basic earnings (loss) per share                                   $        0.02     $        0.05    $       (0.28)
                                                                  ==================================================
Diluted earnings (loss) per share                                 $        0.01     $        0.04    $       (0.28)
                                                                  ==================================================

         The following table shows the common stock equivalents that were outstanding as of December 31, 2001 and 2000 but were not included in the computation of diluted earnings (loss) per share because the options' or warrants' exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive, or the effect of the conversion would be anti-dilutive:

                                              Number of         Exercise Price
                                                Shares             Per Share
                                                ------             ---------
Anti-dilutive common stock options:
    As of December 31, 2001                   1,243,324       $0.4600 to $3.4375
    As of December 31, 2000                     888,924       $1.1250 to $3.4375
Anti-dilutive common stock warrants:
    As of December 31, 2001                   1,149,881       $0.6250 to $2.5000
    As of December 31, 2000                   1,171,875       $0.7500 to $2.5000

         The computation of diluted loss per share for 1999 excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants because their effect was anti-dilutive due to losses incurred by the Company. See summary of outstanding stock options and warrants in Note 10.

(13)     COMMITMENTS AND CONTINGENCIES

LEASES

         The Company conducts most of its operations from leased facilities under operating leases that expire at various dates through 2005. The leases generally require the Company to pay all maintenance, insurance and property tax costs and contain provisions for rent increases. Total rent expense, net of sublease income, for 2001, 2000 and 1999, was approximately $1,091,000, $956,000 and $1,454,000, respectively.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

         The future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

                        Year Ending December 31,                   Amount
                        ------------------------                 ----------
                                  2002                           $  785,000
                                  2003                              158,000
                                  2004                               97,000
                                  2005                                1,000
                                                                 -----------
                                                                 $1,041,000
                                                                 ===========
LITIGATION

         The Company and its subsidiaries are, from time to time, involved in legal proceedings, claims and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist. Therefore, it is possible the outcome of such legal proceedings, claims and litigation could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period. However, based on facts currently available, management believes such matters will not have a material adverse affect on the Company's consolidated financial position, results of operations or cash flows. During the fourth quarter of 2000, the Company settled two outstanding lawsuits for approximately $90,000 less than the amount previously accrued. Accordingly, the Company reversed a portion of the accruals related to the lawsuits in the amount of $90,000 which were determined to no longer be necessary. Currently, there are no material legal proceedings pending.

   SCHEINFELD v. MICROTEL INTERNATIONAL, INC.

         In October 1996, David Scheinfeld brought an action in the Supreme Court of the State of New York, County of New York, to recover monetary damages in the amount of $300,000 allegedly sustained by the failure of the Company, its stock transfer agent and its counsel to timely deliver and register 40,000 shares of common stock purchased by Mr. Scheinfeld. The Company was informed by Mr. Scheinfeld that in order to settle his claims, the Company would have to issue him unrestricted shares of common stock. Since, in the absence of registrations, the Company could not issue unrestricted shares, the Company answered Mr. Scheinfeld's motion and sought to compel him to serve a complaint upon the defendants. On June 30, 1997, the complaint was served, and the Company answered, denying the material allegations of the complaint.

         During the third quarter of 1999, the Company entered into a settlement agreement with David Scheinfeld. The Company agreed to pay $75,000 payable in an initial payment of $6,250 and eleven monthly payments of $6,250 thereafter without interest. The unpaid amount due as of December 31, 1999, aggregating $50,000, was paid in full in 2000.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

EMPLOYEE BENEFIT PLANS

         Effective October 1, 1998, the Company instituted a defined contribution plan ("401(k) Plan") covering the majority of its U.S. domestic employees. Participants may make voluntary pretax contributions to such plans up to the limit as permitted by law. Annual contributions to any plan by the Company is discretionary. The Company made contributions of $16,000, $21,000 and $31,000 to the 401(k) Plan for the calendar years ended December 31, 2001, 2000 and 1999, respectively.

EXECUTIVE MANAGEMENT

         Effective January 1, 2001, the Company and Carmine T. Oliva, its Chief Executive Officer, entered into a new employment agreement that provides for an annual base salary of $250,000, with annual merit increases, an initial term of five years, two renewal periods of two years each, and severance pay of at least three years' salary during the initial period.

         Effective July 2, 2001, the Company and Randolph D. Foote, its Senior Vice President and Chief Financial Officer, entered into an employment agreement that provides for an initial annual salary of $130,000, an initial term of three years, two renewal periods of one year each, and severance pay of at least one years' salary.

         Effective July 2, 2001, the Company and Graham Jefferies, Managing Director of XCEL Corporation, Ltd. and Executive Vice President and Chief Operating Officer of the Company's Telecom Group, entered into an employment agreement that provides for an initial annual salary of 100,000 British pounds (approximately $141,000 at the then current exchange rates), an initial term of three years, two renewal periods of one year each, and severance pay of at least one years' salary.

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

         In October 2000, the Company decided to discontinue its circuits segment operations. At that time the circuits segment operations consisted of XCEL Etch Tek, a wholly owned subsidiary and XCEL Circuits Division ("XCD"), a division of XET Corporation, a wholly-owned subsidiary of the Company. XCEL Etch Tek was offered for sale (see Note 3). XCD is essentially a captive supplier of printed circuit boards to the electronic components segment with total sales to external customers of $127,000, $173,000 and $167,000 for the years ended December 31, 2001, 2000 and 1999, respectively. XCD has been retained and is now included in the electronic components segment. Accordingly, all current and prior financial information related to the circuits segment operations have been presented as discontinued operations in the accompanying consolidated financial statements, with the exception of XCD which has been included in the current and prior financial information related to the electronic components segment in the accompanying consolidated financial statements.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon profit or loss from operations before income taxes exclusive of nonrecurring gains and losses. The Company accounts for intersegment sales at prices negotiated between the individual segments.

         The Company's reportable segments are comprised of operating entities offering the same or similar products to similar customers. Each segment is managed separately because each business has different customers and different design and manufacturing and marketing strategies. Selected financial data for each of the Company's operating segments is shown below.

                                            2001             2000             1999
                                            ----             ----             ----
SALES TO EXTERNAL CUSTOMERS:
     Telecommunications                $  14,777,000   $  15,658,000       $  15,666,000
     Electronic Components                12,646,000      12,392,000          10,247,000
                                       --------------------------------------------------
                                       $  27,423,000   $  28,050,000       $  25,913,000
                                       ==================================================
INTERSEGMENT SALES:
     Telecommunications                $          --   $          --       $          --
     Electronic Components                        --              --             279,000
                                       --------------------------------------------------
                                       $          --   $          --       $     279,000
                                       ==================================================
INTEREST EXPENSE:
     Telecommunications                $     158,000   $     131,000       $     110,000
     Electronic Components                   228,000         216,000              75,000
                                       --------------------------------------------------
                                       $     386,000   $     347,000       $     185,000
                                       ==================================================
DEPRECIATION AND AMORTIZATION:
     Telecommunications                $     322,000   $     528,000       $     490,000
     Electronic Components                   279,000         173,000             101,000
                                       --------------------------------------------------
                                       $     601,000   $     701,000       $     591,000
                                       ==================================================
SEGMENT PROFITS (LOSSES):
     Telecommunications                $     450,000   $     344,000       $  (1,739,000)
     Electronic Components                 2,882,000       3,365,000           1,168,000
                                       --------------------------------------------------
                                       $   3,332,000   $   3,709,000       $    (571,000)
                                       ==================================================
SEGMENT ASSETS:
     Telecommunications                $   8,317,000   $   9,901,000       $   7,960,000
     Electronic Components                 9,060,000       8,876,000           5,327,000
                                       --------------------------------------------------
                                       $  17,377,000   $  18,777,000       $  13,287,000
                                       ==================================================

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

         The following is a reconciliation of the reportable segment revenues, profit or loss and assets to the Company's consolidated totals.

                                                                        2001             2000              1999
                                                                        ----             ----              ----
Net Sales
---------
   Total sales for reportable segments                              $27,423,000      $ 28,050,000     $ 26,192,000
   Elimination of intersegment sales                                         --                --         (279,000)
                                                                  --------------------------------------------------
Total consolidated revenues                                         $27,423,000      $ 28,050,000     $ 25,913,000
                                                                  ==================================================

Profit (loss) from continuing operations
----------------------------------------
   before income taxes
   -------------------
     Total profit (loss) for reportable segments                    $ 3,332,000      $  3,709,000     $   (571,000)
     Unallocated amounts:
       General corporate expenses                                   $(2,984,000)       (1,975,000)      (3,499,000)
                                                                  --------------------------------------------------
Consolidated income (loss) from continuing operations before
   income taxes                                                     $   348,000      $  1,734,000     $ (4,070,000)
                                                                  ==================================================

Assets
------
   Total assets for reportable segments                             $17,377,000      $ 18,777,000     $ 13,287,000
   Other assets                                                         311,000           707,000        3,202,000
                                                                  --------------------------------------------------
Total consolidated assets                                           $17,688,000      $ 19,484,000     $ 16,489,000
                                                                  ==================================================

Interest Expense
----------------
   Interest expense for reportable segments                         $   386,000      $    347,000     $    185,000
   Other interest expense                                                10,000            77,000          226,000
                                                                  --------------------------------------------------
Total interest expense                                              $   396,000      $    424,000     $    411,000
                                                                  ==================================================

Depreciation and Amortization
-----------------------------
Depreciation and amortization expense
   for reportable segments                                          $   601,000      $    701,000     $    591,000
   Other depreciation and amortization expense                          114,000            82,000          190,000
                                                                  --------------------------------------------------
Total depreciation and amortization                                 $   715,000      $    783,000     $    781,000
                                                                  ==================================================

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

         A summary of the Company's net sales and identifiable assets by geographical area follows:

                                   2001             2000              1999
                                   ----             ----              ----
Net sales:
----------
    United States              $12,461,000       $13,246,000      $ 9,490,000
    Japan                        1,085,000           941,000          658,000
    France                       7,848,000         9,118,000       10,958,000
    United Kingdom               6,029,000         4,745,000        4,807,000
                              -------------------------------------------------
                               $27,423,000       $28,050,000      $25,913,000
                              =================================================
Long-lived assets:
------------------
    United States              $   422,000       $   418,000      $   371,000
    Japan                           14,000            14,000           16,000
    France                         186,000           251,000          257,000
    United Kingdom                 136,000           237,000          190,000
                              -------------------------------------------------
                               $   758,000       $   920,000      $   834,000
                              =================================================

         Sales and purchases between geographic areas have been accounted for on the basis of prices set between the geographic areas, generally at cost plus 5%. Identifiable assets by geographic area are those assets that are used in the Company's operations in each location. Net sales by geographic area have been determined based upon the country from which the product was shipped.

         One customer in the electronic components segment accounted for more than 10% of net sales during 2001.

(15)     DISCONTINUED OPERATIONS

         In October 2000, the Company decided to discontinue its circuits segment operations. At that time, the circuits segment operations consisted of XCEL Etch Tek, a wholly-owned subsidiary and XCEL Circuits Division ("XCD"), a division of XET Corporation, a wholly-owned subsidiary of the Company. During 1998 and 1999, the Company sold substantially all of the assets of two other circuits operations, HyComp and XCEL Arnold Circuits (see Note 3). XCD is essentially a captive supplier of printed circuit boards to the electronic components segment with total sales to external customers of $127,000, $173,000 and $167,000 for the years ended December 31, 2001, 2000 and 1999, respectively. XCD has been retained and is now included in the electronics components segment. Accordingly, all current and prior financial information related to the circuits segment operations (XCEL Etch Tek, HyComp and XCEL Arnold) has been presented as discontinued operations in the accompanying consolidated financial statements.

         Summarized results of operations for the discontinued operations for 2001, 2000 and 1999 are as follows:

                                                      2001             2000            1999
                                                      ----             ----            ----
Net sales                                          $         --    $ 2,257,000    $ 2,388,000
                                                   =============================================
Operating income (loss)                            $     56,000    $  (212,000)   $  (847,000)
                                                   =============================================
Gain (loss) on sale of discontinued operations     $         --    $  (487,000)   $   449,000
                                                   =============================================

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

         The net assets and liabilities relating to the circuits segment have been included in net liabilities of discontinued operations in the accompanying consolidated balance sheets and are summarized as follows:

                                                   2001             2000
                                                   ----             ----
Accounts payable and accrued expenses                  --           15,000
                                               --------------------------------
Total liabilities                                      --           15,000
                                               ================================

Net liabilities of discontinued operations     $       --         $(15,000)
                                               ================================

(16)     NEW ACCOUNTING PRONOUNCEMENTS

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

         The Company's previous business combinations were accounted for using the purchase method. As of December 31, 2001, the net carrying amount of goodwill was $2,389,000. Amortization expense related to goodwill during 2001 was $345,000. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

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

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

(17)     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following is a summary of the quarterly operations for the years ended December 31, 2001 and 2000 (in thousands, except for per share data).


                   2001                      Mar. 31     June 30     Sept. 30     Dec. 31
                   ----                      -------     -------     --------     -------
Net Sales                                       7,465       7,083       6,345        6,530
Gross Profit                                    3,115       3,351       2,492        3,009
Income (loss) from continuing operations          107          54        (281)         391
Income (loss) from discontinued operations         --          --          --           56
Net income (loss)                                 107          54        (281)         447
Income (loss) available to common
   shareholder                                    104          51        (284)         445
Earnings (loss) per share:
   Continuing operations
     Basic                                       0.01        0.00       (0.01)        0.02
     Diluted                                     0.00        0.00       (0.01)        0.02
   Discontinued operations
     Basic                                         --          --          --         0.00
     Diluted                                       --          --          --         0.00
   Net income (loss)
     Basic                                       0.01        0.00       (0.01)        0.02
     Diluted                                     0.00        0.00       (0.01)        0.02

                   2000                      Mar. 31     June 30     Sept. 30     Dec. 31
                   ----                      -------     -------     --------     -------
Net Sales                                    $  5,860    $  6,828    $  6,871     $  8,491
Gross Profit                                    2,326       2,796       3,791        3,608
Income (loss) from continuing operations          (71)        301       1,132          341
Income (loss) from discontinued operations        (56)        (95)       (702)         154
Net income (loss)                                (127)        206         430          495
Income (loss) available to common
   shareholder                                   (130)        183         407          544
Earnings (loss) per share:
   Continuing operations
     Basic                                      (0.01)       0.02        0.06         0.02
     Diluted                                    (0.01)       0.02        0.05         0.01
   Discontinued operations
     Basic                                       0.00       (0.01)      (0.04)        0.01
     Diluted                                     0.00       (0.01)      (0.03)        0.01
   Net income (loss)
     Basic                                      (0.01)       0.01        0.02         0.03
     Diluted                                    (0.01)       0.01        0.02         0.02


                            MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                                      CONSOLIDATED SCHEDULE II
                                  VALUATION AND QUALIFYING ACCOUNTS
                            YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                              Additions
                                               Balance at     Charged to   Transfers to    Deductions
                                              Beginning of    Costs and    Discontinued   Write-offs of   Balance at
                Description                       Year         Expenses      Operations      Accounts    End of Year
                -----------                       ----         --------      ----------      --------    -----------

Allowance for doubtful accounts:
     Year ended December 31, 2001              $   111,000     $  216,000  $         --     $ (101,000)    $  226,000
     Year ended December 31, 2000                  191,000         47,000            --       (127,000)       111,000
     Year ended December 31, 1999                  258,000         36,000         6,000       (109,000)       191,000
                                               ===========     ==========  =============    ===========    ==========

Allowance for inventory obsolescence:
     Year ended December 31, 2001              $ 1,169,000     $  659,000  $         --     $ (676,000)    $1,152,000
     Year ended December 31, 2000                1,381,000        893,000            --     (1,105,000)     1,169,000
     Year ended December 31, 1999                1,760,000      1,145,000        (1,000)    (1,523,000)     1,381,000
                                               ===========     ==========  =============    ===========    ==========

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

2.19 Share Purchase Agreement dated December 29, 1999 between the Registrant and Wi-Lan Inc. (15)

2.20 Share Purchase Agreement dated April 17, 2000 between XCEL Power Systems Limited and the stockholders of The Belix Company Limited (4)

2.21 Asset Purchase Agreement effective September 1, 2000 by and among the Registrant, CXR Telcom Corporation and T-Com, LLC (5)

2.22 Bill of Sale and Assignment and Assumption Agreement dated as of September 22, 2000 between T-Com, LLC and CXR Telcom Corporation (5)

2.23 Letter agreement dated October 2, 2000 among the Registrant, CXR Telcom Corporation and T-Com, LLC relating to Asset Purchase Agreement by and among the same parties (5)

2.24 Asset Purchase Agreement dated as of November 15, 2000 by and among XET Corporation, the Registrant, Bryan Fuller, Tama-Lee Mapalo and Etch Tek Electronics Corporation (6)

2.25 Asset Purchase Agreement dated as of July 31, 1995 by and among BNZ Incorporated, Robert Bertrand, and XCEL Arnold Circuits, Inc. (16)

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

3.14 Certificate of Amendment of Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on January 22, 2001 (16)

3.15 Certificate of Amendment of Certificate of Designation of the Registrant as filed with the Delaware Secretary of State on January 22, 2001 (16)

3.16     Amendments to Bylaws effective as of June 1, 2001 (17)

10.1     1993 Stock Option Plan (#) (15)

10.2     Employee Stock and Stock Option Plan (#) (9)

10.3     1997 Stock Incentive Plan (#) (10)

10.4     Amended and Restated 2000 Stock Option Plan (#) (18)

10.5 Employment Agreement dated October 15, 1997 between the Registrant and Carmine T. Oliva (#) (15)

10.6 Employment Agreement dated May 1, 1998 between the Registrant and Graham Jefferies (#) (15)

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

10.21 General Partnership Agreement between XET Corporation and P&S Development (14)

10.22    Lease Agreement between XCEL Arnold Circuits, Inc. and RKR Associates
         (14)

10.23 Letter dated January 26, 2001 from Wells Fargo Business Credit, Inc. confirming the release of Guarantee dated August 16, 2000 (16)

10.24 Employment Agreement dated as of January 1, 2001 between the Registrant and Carmine T. Oliva (#) (16)

10.25 Employment Agreement dated as of July 2, 2001 between the Registrant and Randolph D. Foote (#) (18)

10.26 Employment Agreement dated as of January 1, 2001 between the Registrant and Graham Jefferies (#) (18)

10.27 First Amendment to Credit and Security Agreement dated as of September 29, 2000 by and between CXR Telcom Corporation, XET Corporation and Wells Fargo Business Credit, Inc. (19)

10.28 Second Amendment to Credit and Security Agreement dated as of November 29, 2000 by and between CXR Telcom Corporation, XET Corporation and Wells Fargo Business Credit, Inc. (19)

10.29 Third Amendment to Credit and Security Agreement dated as of September 20, 2001 by and between CXR Telcom Corporation, XET Corporation and Wells Fargo Business Credit, Inc. (19)

21.1     Subsidiaries of the Registrant (15)

23.1     Consent of BDO Seidman, LLP, Independent Certified Public Accountants

---------------
(#) Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit.
(1) Incorporated by reference to the Registrant's current report on Form 8-K for January 6, 1997 filed January 21, 1997 (File No. 1-10346)
(2) Incorporated by reference to the Registrant's annual report on Form 10-K for the year ended December 31, 1997 (File No. 1-10346)
(3) Incorporated by reference to the Registrant's interim report on Form 10-Q for the three months ended March 31, 1999 (File No. 1-10346)
(4) Incorporated by reference to the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2000 (File No. 1-10346)
(5) Incorporated by reference to the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-10346)
(6) Incorporated by reference to the Registrant's current report on Form 8-K for November 15, 2000 (File No. 1-10346)
(7) Incorporated by reference to the Registrant's annual report on Form 10-K for the year ended December 31, 1999 (File No. 1-10346)
(8) Incorporated by reference to the Registrant's interim report on Form 10-Q for the six months ended June 30, 1998 (File No. 1-10346)
(9) Incorporated by reference to the Registrant's registration statement on Form S-8 (Registration Statement No. 333-12567)
(10) Incorporated by reference to the Registrant's definitive proxy statement for the annual meeting of stockholders to be held June 11, 1998 (File No. 1-10346)
(11) Incorporated by reference to the Registrant's definitive proxy statement for the special meeting of stockholders to be held January 16, 2001 (File No. 1-10346)
(12) Incorporated by reference to the Registrant's interim report on Form 10-Q for the nine months ended September 30, 1999 (File No. 1-10346)
(13) Incorporated by reference to the Registrant's registration statement on Form S-8 (Registration Statement No. 333-29925)
(14) Incorporated by reference to the Registrant's annual report on Form 10-K/A for the year ended December 31, 1996 (File No. 1-10346)
(15) Incorporated by reference to Amendment No. 1 to Registrant's registration statement on Form S-1 (Registration Statement No. 333-41580)
(16) Incorporated by reference to the Registrant's annual report on Form 10-K for the year ended December 31, 2000 (File No. 1-10346)
(17) Incorporated by reference to the initial filing of the Registrant's registration statement on Form S-1 (Registration Statement No. 333-63024)
(18) Incorporated by reference to Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1 (Registration Statement No. 333-63024)
(19) Incorporated by reference to the Registrant's interim report on Form 10-Q for the nine months ended September 30, 2001 (File No. 1-10346)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of April, 2002.

                                          MICROTEL INTERNATIONAL, INC.

                                          By:   /S/ Carmine T. Oliva
                                                -----------------------------
                                                Carmine T. Oliva
                                                Chairman of the Board, President
                                                and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                                      CAPACITY                                          DATE
---------                                      --------                                          ----

/S/ Carmine T. Oliva                           Chairman of the Board, President,             April 1, 2002
------------------------------------           Chief Executive Officer (Principal
Carmine T. Oliva                               Executive Officer) and Director

/S/ Randolph D. Foote                          Chief Financial Officer                       April 1, 2002
------------------------------------           (Principal Accounting and
Randolph D. Foote                              Financial Officer),
                                               Senior Vice President and
                                               Assistant Secretary

/S/ Robert B. Runyon                           Secretary and Director                        April 1, 2002
------------------------------------
Robert B. Runyon

/S/ Laurence P. Finnegan, Jr.                  Director                                      April 1, 2002
------------------------------------
Laurence P. Finnegan, Jr.


                         EXHIBITS FILED WITH THIS REPORT

EXHIBIT
NUMBER   DESCRIPTION
------   -----------

23.1     Consent of Independent Certified Public Accountants