Form 10-Q
period 2002-03-31
MICROTEL INTERNATIONAL INC
filed 2002-05-15
CIK 854852

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended MARCH 31, 2002

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

         Indicated by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

         As of May 10, 2002, there were 20,967,073 shares of the issuer's common stock, $0.0033 par value, outstanding.

================================================================================

                           PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

         Condensed Consolidated Balance Sheets as of March 31, 2002
            (unaudited) and December 31, 2001.........................    F-1

         Condensed Consolidated Statements of Operations for the
            Three Months Ended March 31, 2002 and 2001 (unaudited)....    F-2

         Condensed Consolidated Statements of Comprehensive Income
            for the Three Months Ended March 31, 2002 and 2001
            (unaudited)...............................................    F-3

         Condensed Consolidated Statements of Cash Flows for the
            Three Months Ended March 31, 2002 and 2001 (unaudited)....    F-4

         Notes to Condensed Consolidated Financial Statements
            (unaudited)...............................................    F-5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS...........................      2

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK...................................................     21

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.............................................     22

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.....................     22

ITEM 3. DEFAULTS UPON SENIOR SECURITIES...............................     22

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........     22

ITEM 5. OTHER INFORMATION.............................................     22

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..............................     23

SIGNATURES ...........................................................     23

                           PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2002 AND DECEMBER 31, 2001
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                         March 31,  December 31,
ASSETS                                                      2002        2001
                                                         ---------    ---------
Current assets:                                         (unaudited)
   Cash and cash equivalents                             $    384     $    604
   Accounts receivable, net of allowance for
     doubtful accounts of $240 and $226,
     respectively                                           5,010        5,627
   Notes receivable                                            34           48
   Inventories                                              7,499        7,433
   Prepaid and other current assets                           514          396
                                                         ---------    ---------
Total current assets                                       13,441       14,108
Property, plant and equipment, net                            711          758
Goodwill                                                    2,379        2,389
Other assets                                                  382          433
                                                         ---------    ---------
                                                         $ 16,913     $ 17,688
                                                         =========    =========
LIABILITIES, REDEEMABLE PREFERRED STOCK
AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                         $  3,239     $  3,618
   Current portion of long-term debt                          540          550
   Accounts payable                                         4,149        3,783
   Accrued expenses                                         2,495        2,471
                                                         ---------    ---------
Total current liabilities                                  10,423       10,422
Long-term debt, less current portion                          721          763
Other liabilities                                             374          371
                                                         ---------    ---------
Total liabilities                                          11,518       11,556
                                                         ---------    ---------

Convertible redeemable Series A Preferred Stock,
   $10,000 unit value. Authorized 200 shares;
   issued and outstanding 25 shares (aggregate
   liquidation preference of $250)                            273          270

Stockholders' equity:
   Preferred stock, authorized 10,000,000 shares;
     Convertible Series B Preferred Stock, $0.01
     par value; 146,037.2 and 150,000 shares issued
     and outstanding, respectively (aggregate
     liquidation preferences of $935 and $960,
     respectively)                                            913          938
   Common stock, $0.0033 par value. Authorized
     50,000,000 shares; and 20,710,000 and
     20,671,000 shares issued and outstanding,
     respectively                                              68           68
   Additional paid-in capital                              24,383       24,358
   Accumulated deficit                                    (19,161)     (18,459)
   Accumulated other comprehensive loss                    (1,081)      (1,043)
                                                         ---------    ---------
Total stockholders' equity                                  5,122        5,862
                                                         ---------    ---------
                                                         $ 16,913     $ 17,688
                                                         =========    =========

     See accompanying notes to condensed consolidated financial statements.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

                                             Three months ended March 31,
                                             ----------------------------
                                                 2002            2001
                                             ------------    ------------
                                        (in thousands, except per share amounts)
Net sales                                    $     4,820     $     7,465
Cost of sales                                      3,291           4,350
                                             ------------    ------------
Gross profit                                       1,529           3,115
Operating expenses:
   Selling, general and administrative             1,865           2,581
   Engineering and product development               238             359
                                             ------------    ------------
Income (loss) from operations                       (574)            175
Other income (expense):
   Interest expense                                  (90)            (93)
   Other income                                        4              28
                                             ------------    ------------
Income (loss) before income taxes                   (660)            110
Income tax expense                                    39               3
                                             ------------    ------------
Net income (loss)                            $      (699)    $       107
                                             ============    ============
Earnings (loss) per share:
   Net income (loss):
     Basic                                   $     (0.03)    $      0.01
                                             ============    ============
     Diluted                                 $     (0.03)    $      0.00
                                             ============    ============

     See accompanying notes to condensed consolidated financial statements.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

                                                     Three Months Ended March 31
                                                     ---------------------------
                                                        2002              2001
                                                     ---------         ---------
                                                           (In Thousands)

Net income (loss)                                    $   (699)         $    107
Other comprehensive income (loss) net of tax:
   Foreign currency translation adjustment                (38)             (222)
                                                     ---------         ---------
Comprehensive Income (loss)                          $   (737)         $   (115)
                                                     ---------         ---------

     See accompanying notes to condensed consolidated financial statements.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                    Three months ended March 31,
                                                         2002           2001
                                                    ------------    ------------
                                                           (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                   $      (699)    $       107
Adjustments to reconcile net income (loss)
   to cash provided by operating activities:
     Depreciation and amortization                           82              84
     Amortization of intangibles                             --              95
     Provision for doubtful account                          19              24
     Provision for obsolete/slow moving inventory           119             164
     Net change in operating assets of discontinued
      operations                                             --             (10)
     Changes in operating assets and liabilities:
       Accounts receivable                                  482             544
       Inventories                                         (165)            (89)
       Other assets                                          47             291
     Accounts payable and accrued expenses                  394          (1,068)
                                                    ------------    ------------
Cash provided by operating activities                       279             142
                                                    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net purchases of property, plant and equipment           (35)            (38)
   Cash collected on note receivable                         14              33
                                                    ------------    ------------
Cash (used in) investing activities                         (21)             (5)
                                                    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (decrease) in notes payable and long-term debt      (432)           (339)
                                                    ------------    ------------

Cash (used in) financing activities                        (432)           (339)
                                                    ------------    ------------

Effect of exchange rate changes on cash                     (46)           (186)

Net (decrease) in cash and cash equivalents                (220)           (388)
                                                    ------------    ------------

Cash and cash equivalents at beginning of period            604             756
                                                    ------------    ------------

Cash and cash equivalents at end of period          $      384      $       368
                                                    ===========     ============

Cash paid for:
     Income tax                                     $        92     $        93
                                                    ===========     ============
     Interest                                       $         9     $         3
                                                    ===========     ============

     See accompanying notes to condensed consolidated financial statements.

                          MICROTEL INTERNATIONAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and therefore do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

         The unaudited condensed consolidated financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of March 31, 2002 and December 31, 2001 and the results of operations and cash flows for the related interim periods ended March 31, 2002 and 2001. However, these results are not necessarily indicative of results for any other interim period or for the year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements included in its 2001 annual report on Form 10-K.

                             MICROTEL INTERNATIONAL, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                      (UNAUDITED)

(2) EARNINGS (LOSS) PER SHARE

         The following table illustrates the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

                                                      Three months ended March 31,
                                                      ----------------------------
                                                          2002            2001
                                                      ------------    ------------
                                                 (in thousands, except per share amounts)
NUMERATOR:
Net income (loss)                                     $      (699)    $       107

Less:  accretion of the excess of the
   redemption value over the carrying value
   of redeemable preferred stock                               (3)             (3)
                                                      ------------    ------------
Income (loss) attributable to common stockholders     $      (702)    $       104
                                                      ============    ============

DENOMINATOR:
Weighted average number of common shares
   outstanding during the period                           20,675          20,570

Incremental shares from assumed conversions
   of warrants, options and preferred stock                    --           3,246
                                                      ------------    ------------
Adjusted weighted average shares                           20,675          23,816
                                                      ------------    ------------
Basic earnings (loss) per share                       $     (0.03)    $      0.01
                                                      ============    ============
Diluted earnings (loss) per share                     $     (0.03)    $      0.00
                                                      ============    ============

         The computation of diluted loss per share for the three month period ended March 31, 2002 excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants because their effect was antidilutive due to losses incurred by the Company or such instruments had exercise prices greater than the average market price of the common shares during the periods presented.

(3) INVENTORIES

         Inventories consist of the following.

                                                    March 31, 2002  December 31, 2001
                                                      ------------    ------------
  Raw materials                                       $ 2,746,000     $ 2,806,000
  Work-in-process                                       3,215,000       2,879,000
  Finished goods                                        1,538,000       1,748,000
                                                      ------------    ------------
                                                      $ 7,499,000     $ 7,433,000
                                                      ============    ============

                          MICROTEL INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

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

         There were no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the amounts disclosed in the Company's audited consolidated financial statements included in its 2001 annual report on Form 10-K. Selected financial data for each of the Company's operating segments is shown below:

                                        Three months ended    Three months ended
                                          March 31, 2002        March 31, 2001
                                        ------------------    ------------------
Sales to external customers:
      Telecommunications                $       1,955,000     $       3,772,000
      Electronic Components                     2,865,000             3,693,000
                                        ------------------    ------------------
                                        $       4,820,000     $       7,465,000
                                        ==================    ==================

Segment pretax profits (losses)
     Telecommunications                 $        (659,000)    $        (255,000)
     Electronic Components                        465,000             1,058,000
                                        ------------------    ------------------
                                        $        (194,000)    $         803,000
                                        ==================    ==================


                          MICROTEL INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                                                     March 31, 2002         December 31, 2001
                                                   ------------------      ------------------

Segment assets
     Telecommunications                            $       6,856,000       $       8,317,000
     Electronic Components                                10,011,000               9,060,000
                                                   ------------------      ------------------
                                                   $      16,867,000       $      17,377,000
                                                   ==================      ==================

         The following is a reconciliation of the reportable segment income (loss) and assets to the Company's consolidated totals:

                                                   Three months ended      Three months ended
                                                     March 31, 2002          March 31, 2001
                                                   ------------------      ------------------

 Total income (loss) for reportable segments       $        (194,000)      $         803,000
 Unallocated amounts:
    Unallocated general corporate expenses                  (466,000)               (693,000)
                                                   ------------------      ------------------
  Consolidated income (loss) before
       income taxes                                $        (660,000)      $         110,000
                                                   ==================      ==================

                                                     March 31, 2002        December 31, 2001
                                                   ------------------      ------------------
Assets
    Total assets for reportable segments           $      16,867,000       $      17,377,000
    Other assets                                              46,000                 311,000
                                                   ------------------      ------------------
 Total consolidated assets                         $      16,913,000       $      17,688,000
                                                   ==================      ==================


                          MICROTEL INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

(6) GOODWILL - ADOPTION OF SFAS 142

         Statement of Financial Accounting Standards No. 142, "Goodwill and
Other Intangible Assets" ("SFAS 142") requires disclosure of what reported income before extraordinary items and net income would have been in all periods presented, exclusive of amortization expense (including any related tax effects) recognized in those periods related to goodwill, intangible assets that are no longer being amortized, any deferred credit related to an excess over cost, equity method goodwill, and changes in amortization periods for intangible assets that will continue to be amortized (including any related tax effects).
Similarly adjusted per-share amounts also must be disclosed for all periods presented.

         The Company initially applied SFAS 142 on January 1, 2002. The amortization expense and net income of the Company for the initial three-month period of application ended March 31, 2002 and the comparable period in 2001 are included in the table below. The Company recognized no extraordinary items in either of those periods.

                                                   Three months ended      Three months ended
                                                     March 31, 2002          March 31, 2001
                                                   ------------------      ------------------

Reported net income (loss):                        $        (699,000)                107,000
    Add back: goodwill amortization                                -                  95,000
                                                   ------------------      ------------------
    Adjusted net income excluding amortization
       of goodwill                                 $        (699,000)      $         202,000
                                                   ==================      ==================
Reported earnings (loss) per share:
    Basic                                          $           (0.03)      $            0.01
                                                   ==================      ==================
    Diluted                                        $           (0.03)      $            0.00
                                                   ==================      ==================
Amortization of goodwill - basic                                  --                      --
Amortization of goodwill - diluted                                --                      --
Adjusted earnings (loss) per share
    Basic                                          $           (0.03)      $            0.01
                                                   ==================      ==================
    Diluted                                        $           (0.03)      $            0.01
                                                   ==================      ==================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes to financial statements included elsewhere in this document. This report and our condensed consolidated financial statements and notes to financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

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

         In October 2000, we decided to discontinue our circuits segment. On November 28, 2000, we sold XCEL Etch Tek, which was our only remaining material circuit board business and was a division of our wholly-owned subsidiary, XET Corporation. We retained our Monrovia, California circuit board manufacturing facility as a captive supplier of circuit boards to XET Corporation's Digitran Division in our electronic components segment.

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

                  --       Digital Switches

                  --       Electronic Power Supplies

         Our sales are primarily in North America, Europe and Asia. During the quarter ended March 31, 2002 and the year ended December 31, 2001, 40.6% and 53.9%, respectively, of our sales were to customers in the telecommunications industry, and the remainder of our sales were to aerospace customers, military contractors and industrial customers. Revenues are recorded when products are shipped if shipped FOB shipping point or when received by the customer if shipped FOB destination.

CRITICAL ACCOUNTING POLICIES

         Our significant accounting policies are described in Note 1 to our audited consolidated financial statements included in Item 8 of our annual report on Form 10-K for the year ended December 31, 2001. We believe our most critical accounting policies include inventory valuation, goodwill impairment and foreign currency translation.

     INVENTORIES

         We value our inventory at the lower of the actual cost to purchase or manufacture the inventory or the current estimated market value of the inventory. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next twelve months. Demand for our products can fluctuate significantly. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases, while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand.

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

         In assessing potential impairment for goodwill, we consider these factors as well as forecasted financial performance of the acquired businesses. If forecasts are not met, we may have to record additional impairment charges not previously recognized. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of those respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets that were not previously recorded. On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," or SFAS 142, and will be required to analyze our goodwill for impairment issues during the first six months of 2002, and then periodically after that time. During the three months ended March 31, 2002 and the year ended December 31, 2001, we did not record any impairment losses related to goodwill and other intangible assets.

     FOREIGN CURRENCY TRANSLATION

         We have foreign subsidiaries that together accounted for 54.6% of our net revenues, 66.3% of our assets and 68.4% of our total liabilities as of December 31, 2001 and for 64.8% of our net revenues, 70.6% of our assets and 71.8% of our total liabilities as of March 31, 2002. In preparing our consolidated financial statements, we are required to translate the financial statements of our foreign subsidiaries from the currencies in which they keep their accounting records into United States dollars. This process results in exchange gains and losses which, under relevant accounting guidance, are either included within our statement of operations or as a separate part of our net equity under the caption "cumulative translation adjustment."

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

         If management deems any subsidiary's functional currency to be the local currency, then any gain or loss associated with the translation of that subsidiary's financial statements is included in a cumulative translation adjustment. However, if management deems the functional currency to be United States dollars, then any gain or loss associated with the translation of these financial statements would be included within our statement of operations.

         If we dispose of any of our subsidiaries, any cumulative translation gains or losses would be realized into our statement of operations. If we determine that there has been a change in the functional currency of a subsidiary to United States dollars, then any translation gains or losses arising after the date of the change would be included within our statement of operations.

         Based on our assessment of the factors discussed above, we consider the functional currency of each of our international subsidiaries to be each subsidiary's local currency. Accordingly we had cumulative translation losses of $1,081,000 and $1,043,000 that were included as part of accumulated other comprehensive loss within our balance sheets at March 31, 2002 and December 31, 2001, respectively. During the three months ended March 31, 2002 and the year ended December 31, 2001, we included translation adjustments of approximately $38,000 and $312,000, respectively, under accumulated other comprehensive loss.

         If we had determined that the functional currency of our subsidiaries was United States dollars, these losses would have increased our loss for each of the years presented. The magnitude of these gains or losses depends upon movements in the exchange rates of the foreign currencies in which we transact business as compared to the value of the United States dollar. These currencies include the euro, the British pound and the Japanese yen. Any future translation gains or losses could be significantly higher than those we recorded for the three months ended March 31, 2002 and the years ended December 31, 2001, 2000 and 1999. Also, if we determine that a change in the functional currency of one of our subsidiaries has occurred, we would be required to include in our statement of operations any translation gains or losses from the date of change.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO
     THREE MONTHS ENDED MARCH 31, 2001

         The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of total net sales:

                                                             Three months ended
                                                                   March 31,
                                                           ---------------------
                                                             2002         2001
                                                           --------     --------
Net sales ..........................................        100.0%        100.0%
Cost of sales ......................................         68.3          58.3
                                                           --------     --------
Gross profit .......................................         31.7          41.7
Selling, general and administrative
  expenses .........................................         38.7          34.6
Engineering and product development
  expenses .........................................          4.9           4.8
                                                           --------     --------
Operating income (loss) ............................        (11.9)          2.3
Interest expense ...................................         (1.9)         (1.2)
Other income .......................................          0.1           0.4
                                                           --------     --------
Income (loss) before income tax expense ............        (13.7)          1.5
Income tax expense .................................          0.8           0.1
                                                           --------     --------
Net income (loss) ..................................        (14.5)%         1.4%
                                                           ========     ========

         NET SALES. Net sales for the three months ended March 31, 2002 decreased by $2,645,000 (35.4%) to $4,820,000 as compared to $7,465,000 for the three months ended March 31, 2001.

         Net sales of our telecommunications products and services for the three months ended March 31, 2002 declined by $1,817,000 (48.2%) to $1,955,000, as compared to $3,772,000 for the three months ended March 31, 2001. Test equipment net sales for the three months ended March 31, 2002 decreased by $1,368,000 (68.3%) to $635,000, as compared to $2,003,000 for the three months ended March 31, 2001. The sales decline resulted from a $732,000 reduction in sales of test equipment by CXR Telcom and a $636,000 reduction in sales of test equipment by CXR, S.A. Management believes these sales declines resulted primarily from reductions in capital spending in the three months ended March 31, 2002, as compared to capital spending in the three months ended March 31, 2001, by many of our telecommunications customers due to generally weak telecommunications markets in the U.S. and Europe. Also, the exclusive distribution agreement that our French subsidiary had with Sunrise Telecom, Inc. terminated as of November 1, 2001. Our French subsidiary will continue to distribute Sunrise products under an exclusive arrangement for select customers and under a non-exclusive arrangement for other customers and also will continue to distribute other manufacturers' products. Based on this revised relationship with Sunrise Telecom, Inc., management estimates that net sales of Sunrise products will be approximately $400,000 in 2002, as compared to $1,384,000 in 2001. Consequently, we have begun to implement personnel and other cost reductions to reflect a plan to minimize sales efforts related to lower margin resale products and focus on sales of our own internally-built products.

         Net sales of our CXR HALCYON 704 series field test equipment decreased by $547,000 (70.0%) to $234,000 for the three months ended March 31, 2002, as compared to $781,000 for the three months ended March 31, 2001. Net sales of our T-Com central office test equipment product line declined by $185,000 (53.8%) to $159,000 for the three months ended March 31, 2002, as compared to $344,000 for the three months ended March 31, 2001, primarily due to continued weakening in the market for test equipment used in central offices and by test equipment manufacturers.

         We believe that many of the U.S. telecom customers that CXR Telcom serves built networks to handle an anticipated demand for voice and data traffic that has not yet occurred. Consequently, many of these customers reduced their purchasing budgets for 2002. This has had a negative impact on CXR Telcom's sales.

         CXR, S.A., our French subsidiary, produces all of our transmission products and networking equipment. Net sales of transmission products and networking equipment produced by CXR, S.A. decreased by $525,000 (32.8%) to $1,075,000 for the three months ended March 31, 2002, as compared to $1,600,000 for the three months ended March 31, 2001, primarily because of the weak telecom market. Total net sales by CXR, S.A., including both test equipment and transmission and networking equipment, decreased by $976,000 (42.3%) to $1,334,000 for the three months ended March 31, 2002, as compared to $2,310,000 for the three months ended March 31, 2001. We believe that the decreases in CXR, S.A.'s and CXR Telcom's sales relate to the overall slowdown in the telecom markets and the termination of the Sunrise Telecom contract discussed above, and that the French national and local elections in April and May 2002 may have caused a delay in purchases by major governmental customers of CXR, S.A.

         Net sales of our electronic components decreased by $828,000 (22.4%) to $2,865,000 for the three months ended March 31, 2002, as compared to $3,693,000 for the three months ended March 31, 2001, mainly due to a $648,000 (33.7%) decrease in sales by XET Corporation's Digitran Division. This decrease primarily was due to the completion of a major digital switch contract with BAE Systems, Canada in the first quarter of 2001. Net sales of power supplies of XCEL Corporation Ltd., or XCL, declined by $185,000 (11.2%) to $1,473,000 in the three months ended March 31, 2002 as compared to $1,658,000 in the three months ended March 31, 2001. This decline primarily resulted from a delay in shipments of certain new programs in the three months ended March 31, 2002. Based on our backlog, we anticipate substantial improvement in net sales for both the Digitran Division and XCL in the second quarter of 2002.

         GROSS PROFIT. Gross profit as a percentage of total net sales decreased to 31.7% for the three months ended March 31, 2002, as compared to 41.7% for the comparable period in 2001. In dollar terms, total gross profit decreased by $1,586,000 (50.9%) to $1,529,000 for the three months ended March 31, 2002, as compared to $3,115,000 for the comparable period in 2001.

         Gross profit for our telecommunications segment decreased in dollar terms by $897,000 (64.6%) to $491,000 for the three months ended March 31, 2002, as compared to $1,388,000 for the comparable period in 2001, and decreased as a percentage of net sales from 36.8% for the three months ended March 31, 2001 to 25.1% for the three months ended March 31, 2002. The decrease in gross profit as a percentage of net sales primarily was due to the substantial reduction in sales volume that increased overhead costs on a per unit basis.

         Gross profit for our electronic components segment decreased in dollar terms by $689,000 (39.9%) to $1,038,000 for the three months ended March 31, 2002, as compared to $1,727,000 for the three months ended March 31, 2001, and decreased as a percentage of related net sales from 46.8% for the three months ended March 31, 2001 to 36.2% for the three months ended March 31, 2002. This decrease primarily was the result of reduced profit margins in connection with lower production volumes by XET Corporation's Digitran Division due to the completion in the first quarter of 2001 of the BAE Systems, Canada contract that carried a higher than average gross profit margin.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $716,000 (27.7%) to $1,865,000 for the three months ended March 31, 2002, as compared to $2,581,000 for the three months ended March 31, 2001. This substantial decrease in selling, general and administrative expenses was due to several factors. For example, we incurred $140,000 in legal and accounting fees during the three months ended March 31, 2002 in connection with amendments to a securities registration statement and prior periodic reports. Selling expenses were reduced by $219,000 in our telecommunications segment due to lower commissions on reduced sales during the three months ended March 31, 2002. Administrative costs were reduced by $188,000 in our telecommunications segment primarily due to staff reductions at CXR Telecom. Also, due to the new accounting rules of SFAS 142, effective January 1, 2002 we no longer amortize goodwill. Goodwill accounted for $77,000 of our amortization expense in the three months ended March 31, 2001.

         ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses consist primarily of research and product development activities of our telecommunications segment. These expenses decreased by $121,000 (33.7%) to $238,000 for the three months ended March 31, 2002, as compared to $359,000 for the comparable prior year period, reflecting the cost savings from the closure of our St. Charles, Illinois engineering facility in August 2001 and the relocation, consolidation and downsizing of that engineering function into our Fremont, California facility.

         OTHER INCOME AND EXPENSE. Interest expense was reduced slightly to $90,000 for the three months ended March 31, 2002 from $93,000 in the comparable period in 2001. Other income of $4,000 in the first quarter of 2002 declined from $28,000 in the first quarter of 2001 primarily due to a $46,000 gain recognized on the sale of a fixed asset in the first quarter of 2001 that partially was offset by miscellaneous expenses.

         INCOME TAX EXPENSE. Income tax expense for the three months ended March 31, 2002 was $39,000, as compared to $3,000 for the comparable prior year period. The majority of the increase related to the recording by XCL of a provision for U.K. income tax that was required because XCL is expected to produce taxable income for 2002 and has consumed its net operating loss carryforwards.

         NET INCOME (LOSS). The net loss for the three months ended March 31, 2002 was $699,000, as compared to a net profit of $107,000 in the three months ended March 31, 2001. The major cause of this change was the reduction in sales of our telecommunications segment below the level needed to cover fixed costs. We took in 2001, and continue to take in 2002, various actions to reduce costs through staffing reductions in our telecommunications operations in the U.S. and France and through various other methods and to more aggressively market our products. If these actions are not sufficient to reduce cash outlays below revenue levels, then we may be required to restructure or divest all or part of our telecommunications operations.

LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended March 31, 2002 and the year ended December 31, 2001, we funded our operations primarily through revenue generated from our operations and through our lines of credit with Wells Fargo Business Credit, Inc. and various foreign banks. As of March 31, 2002, we had working capital of $3,018,000, an accumulated deficit of $19,161,000, an accumulated other comprehensive loss of $1,081,000, $384,000 in cash and cash equivalents and $5,010,000 of accounts receivable. As of December 31, 2001, we had working capital of $3,686,000, an accumulated deficit of $18,459,000 an accumulated other comprehensive loss of $1,043,000, $604,000 in cash and cash equivalents and $5,627,000 of accounts receivable.

         Cash provided by our operating activities totaled $279,000 for the three months ended March 31, 2002, as compared to $142,000 of cash provided by our operating activities for the comparable period in 2001. This increase in cash used in operations during the three months ended March 31, 2002 primarily resulted from collection of accounts receivable and an increase in accounts payable.

         Cash used in our investing activities totaled $21,000 for the three months ended March 31, 2002, as compared to $5,000 for the three months ended March 31, 2001. Included in the results for the three months ended March 31, 2002 are $35,000 of fixed asset purchases.

         Cash used by financing activities totaled $432,000 for the three months ended March 31, 2002, as compared to $339,000 for the comparable period in 2001, primarily due to repayments of bank debt.

         On August 16, 2000, our subsidiaries, CXR Telcom and XET Corporation, together with MicroTel acting as guarantor, obtained a three-year credit facility from Wells Fargo Business Credit, Inc. The facility provides for a revolving loan of up to $3,000,000 secured by our inventory and accounts receivable and a term loan in the amount of $687,000 secured by our machinery and equipment. On March 31, 2002, the interest rate was the prime rate (then 4.75%) plus 1%, subject to a minimum interest charge of $13,500 per month. These figures reflect the reduction of the annual interest rate from the prime rate plus 2% and the reduction of the minimum interest charge from $15,000 per month that we achieved as of April 1, 2001 because we met or exceeded certain performance-based goals for 2000. The balance outstanding at March 31, 2002 was $969,000 on the revolving loan and $198,000 on the term loan, and we had available to us $84,000 of additional borrowings. The credit facility contains restrictive financial covenants that are set by mutual agreement of us and our lender each year. At March 31, 2002, we were in compliance with such covenants.

         Our foreign subsidiaries have credit facilities with Lloyds Bank in England, Banc National du Paris, Societe General and Banque Hervet in France and Johan Tokyo Credit Bank in Japan. The balances outstanding under our U.K., France and Japan credit facilities were $1,909,000, $828,000 and zero dollars, respectively, on March 31, 2002. Our U.K. subsidiary was out of compliance with a financial covenant at March 31, 2002. The lender has indicated its intention to issue a waiver for any covenant breach. However, if the waiver is not issued, the lender could pursue any and all available remedies, including acceleration of the maturity date of the loan.

         Our backlog is substantial and was $14,800,000 as of March 31, 2002. Our backlog as of March 31, 2002 was 97.3% related to our electronic components business, which business tends to provide us with long lead times for our manufacturing processes due to the custom nature of the products, and 2.7% related to our telecommunications business, which business tends to deliver standard products from stock as orders are received. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

         During the three months ended March 31, 2002 and the year ended December 31, 2001, 40.6% and 53.9%, respectively, of our sales were to customers in the telecommunications industry. We experienced 48.2% and 5.6% declines in our telecommunications segment sales in the three months ended March 31, 2002 and the year ended December 31, 2001, respectively, as compared to the comparable prior year periods. We believe this decline primarily was due to a general business decline experienced by many of our telecommunications customers. We anticipate a decline in our telecommunications segment sales in

2002 as compared to 2001. We cannot predict the duration or severity of the telecommunications market downturn or the extent to which the downturn will continue to negatively affect our ability to sell our products and services to customers in the telecommunications industry. A further reduction in sales would reduce our accounts receivable balances, which in turn would have an adverse effect on our financial position by reducing the amount of cash available under our lines of credit.

         We took various actions to reduce costs in 2001 and are reducing costs further through staff reductions and other cost-reducing actions in the first half of 2002. These actions are intended to reduce the cash outlays of our telecommunications segment to match its revenue rate. If these actions are not sufficient to reduce cash outlays below revenue levels, then we may restructure or divest all or part of our telecommunications operations.

         The following table outlines payments due from us or our subsidiaries under our lines of credit and other significant contractual obligations over the next five years, exclusive of interest:

                                           PAYMENTS DUE BY PERIOD
                                           ----------------------
     CONTRACTUAL                                (IN THOUSANDS)
    OBLIGATIONS AT
    MARCH 31, 2002           2002       2003       2004       2005       2006   THEREAFTER    TOTAL
-----------------------    --------   --------   --------   --------   --------   --------   --------
Line of Credit                 969    $          $          $          $          $          $   969
  (Domestic)
Line of Credit (U.K.)        1,616                                                             1,616
Overdraft (France)             656                                                               656
Term Loan (Domestic)           103         95                                                    198
Term Loan (U.K.)               109        146        146        146         81                   628
Term Loan (France)              86         30         30                                         146
Capitalized Lease
  Obligations                   62         56         33                                         151
Other Promissory Notes         136                                                               136
Operating Leases               589        158         97          1                              845
                           --------   --------   --------   --------   --------   --------   --------
                           $ 4,326    $   485    $   306    $   147    $    81    $          $ 5,345

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

         Our previous business combinations were accounted for using the purchase method. As of March 31, 2002 and December 31, 2001, the net carrying amount of goodwill was $2,379,000 and $2,389,000, respectively. Amortization expense related to goodwill during the three months ended March 31, 2002 and the year ended December 31, 2001 was zero dollars and $345,000, respectively. Currently, we are assessing but have not yet determined how the adoption of SFAS 141 and SFAS 142 will impact our financial position and results of operations.

         In October 2001, the FASB issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," or SFAS 144. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for our consolidated financial statements beginning January 1, 2002. The implementation of SFAS No. 144 did not have a material impact on our consolidated financial position or results of operations.

EURO CONVERSION

         Our operating subsidiaries located in France and the U.K. had combined net sales from operations approximating 60.6% of our total net sales for the three months ended March 31, 2002. Net sales from the French subsidiary participating in the euro conversion were 27.7% of our net sales for the three months ended March 31, 2002. We continue to review the impact of the euro conversion on our operations.

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

     THE ECONOMIC DOWNTURN IN THE TELECOMMUNICATIONS EQUIPMENT MARKET CONTINUES TO NEGATIVELY AFFECT OUR TELECOMMUNICATIONS SEGMENT SALES, WHICH SALES ACCOUNTED FOR SUBSTANTIAL PORTIONS OF OUR REVENUES IN THE THREE MONTHS ENDED MARCH 31, 2002 AND THE YEAR ENDED DECEMBER 31, 2001.

         During the three months ended March 31, 2002 and the year ended December 31, 2001, 40.6% and 53.9% of our sales, respectively, were to customers in the telecommunications industry. We experienced 48.2% and 5.6% declines in our telecommunications segment sales in the three months ended March 31, 2002 and the year ended December 31, 2001, respectively. We believe these declines primarily were due to a general business decline experienced by many of our telecommunications customers. We anticipate a decline in our telecommunications segment sales in 2002 as compared to 2001. We cannot predict the duration or severity of the telecommunications market downturn or the extent to which the downturn will continue to negatively affect our ability to sell our products and services to customers in the telecommunications industry. A further reduction in sales would reduce our accounts receivable balances, which in turn would have an adverse effect on our financial position by reducing cash availability under our lines of credit. We are taking various actions, including staff reductions, to reduce cash outlays of our telecommunications segment. However, if the downturn is long-lasting and severe, we may need to continue to downsize or to restructure, sell or discontinue all or part of our telecommunications operations, which would negatively impact our business, prospects, financial condition, results of operations and cash flows.

     OUR LACK OF LONG-TERM PURCHASE ORDERS OR COMMITMENTS MAY ADVERSELY AFFECT OUR BUSINESS IF DEMAND IS REDUCED.

         During the three months ended March 31, 2002 and the year ended December 31, 2001, the sale of telecommunications equipment and related services accounted for 40.6% and 53.9%, respectively, of our total sales, and the sale of electronic components accounted for 59.4% and 46.1%, respectively, of our total sales. In many cases we have long-term contracts with our telecommunications and electronic components customers that cover the general terms and conditions of our relationships with them but that do not include long-term purchase orders or commitments. Rather, our customers issue purchase orders requesting the quantities of telecommunications equipment they desire to purchase from us, and if we are able and willing to fill those orders, then we fill them under the terms of the contracts. Accordingly, we cannot rely on long-term purchase orders or commitments to protect us from the negative financial effects of a reduced demand for our products that could result from a general economic downturn, from changes in the telecommunications and electronic components industries, including the entry of new competitors into the market, from the introduction by others of new or improved technology, from an unanticipated shift in the needs of our customers, or from other causes.

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

     WE RELY HEAVILY ON OUR MANAGEMENT, AND THE LOSS OF THEIR SERVICES COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

         Our success is highly dependent upon the continued services of key members of our management, including our Chairman of the Board, President and Chief Executive Officer, Carmine T. Oliva, our Executive Vice President, Graham Jefferies and our Senior Vice President and Chief Financial Officer, Randolph Foote. Mr. Oliva co-founded XET Corporation and has developed personal contacts and other skills that we rely upon in connection with our financing, acquisition and general business strategies. Mr. Jefferies is a long-time employee of MicroTel who we have relied upon in connection with our United Kingdom acquisitions and who fulfills significant operational responsibilities in connection with our foreign and domestic operations. Mr. Foote joined us in October 1999, and we have relied upon his skills in financial reporting, accounting and tax matters in addition to his skills in the analysis of potential acquisitions and general corporate administration. Consequently, the loss of Mr. Oliva, Mr. Jefferies, Mr. Foote or one or more other key members of management could have a material adverse effect on us. Although we have entered into employment agreements with each of our executive officers, those agreements are of limited duration and are subject to early termination by the officers under some circumstances. We maintain key-man life insurance on Mr. Oliva and Mr. Jefferies. However, we cannot assure you that we will be able to maintain this insurance in effect or that the coverage will be sufficient to compensate us for the loss of the services of Mr. Oliva or Mr. Jefferies.

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

         As of March 31, 2002, we had $14,800,000 in backlog orders for our products. These orders were due in large part to the long lead times associated with our electronic components products. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. However, we cannot assure you that we will be successful in fulfilling orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

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

     IF WE ARE UNABLE TO SUCCESSFULLY IDENTIFY OR MAKE STRATEGIC
     ACQUISITIONS OR ALLIANCES, OUR LONG-TERM COMPETITIVE POSITIONING MAY
     SUFFER.

         Our business strategy includes growth through acquisitions, strategic alliances and original equipment manufacturer resale agreements, among other arrangements, that we believe will improve our competitive capabilities or provide additional market penetration or business opportunities in areas that are consistent with our business plan. Identifying and pursuing strategic acquisition or other opportunities and integrating acquired products and businesses requires a significant amount of management time and skill. Acquisitions and alliances may also require us to expend a substantial amount of cash or other resources, not only as a result of the direct expenses involved in the acquisition transaction or the creation of the alliance, but also as a result of ongoing research and development activities that may be required to maintain or enhance the long-term competitiveness of acquired products, particularly those products marketed to the rapidly evolving telecommunications industry. If we are unable to make strategic acquisitions, alliances or other arrangements due to our inability to identify appropriate targets, allies or arrangements, to raise the necessary funds, particularly while our stock price is low, or to manage the difficulties or costs involved in the acquisitions, alliances or arrangements, our long-term competitive positioning could suffer.

     OUR STOCK PRICE HAS BEEN VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS PURCHASING SHARES OF OUR COMMON STOCK.

         The market prices of securities of technology-based companies, especially telecommunications electronics companies, currently are highly volatile. The market price of our common stock has fluctuated significantly in the past. In fact, during the quarter ended March 31, 2002, the high and low closing bid prices of a share of our common stock were $0.37 and $0.28, respectively. The market price of our common stock may continue to fluctuate in response to the following factors, many of which are beyond our control:

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

         As of May 2, 2002, we had outstanding 20,967,073 shares of common stock, substantially all of which shares were either unrestricted, registered for resale under the Securities Act of 1933, or eligible for resale without registration under Rule 144 of the Securities Act of 1933. As of May 2, 2002, we also had outstanding options, warrants and preferred stock that were exercisable for or convertible into 6,196,699 shares of common stock, nearly all of which shares of common stock were registered for resale by the holders of the options, warrants and preferred stock. Sales of a substantial number of shares of our common stock in the public market, or the perception that sales could occur, could adversely affect the market price for our common stock. Any adverse effect on the market price for our common stock could make it difficult for us to sell equity securities at a time and at a price that we deem appropriate.

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

     OUR PREFERRED STOCK MAY DELAY OR PREVENT A TAKEOVER OF MICROTEL, POSSIBLY PREVENTING YOU FROM OBTAINING HIGHER STOCK PRICES FOR YOUR SHARES.

         Our board of directors has the authority to issue up to 10,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights of those shares, without any further vote or action by our stockholders. Of these shares, 200 have been designated as Series A Preferred, of which 25 were outstanding as of May 2, 2002. In addition, 150,000 shares have been designated as Series B Preferred Stock, 120,363 of which were outstanding as of May 2, 2002. The rights of the holders of our common stock are subject to the rights of the holders of our currently outstanding preferred stock and will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that we may issue in the future. The issuance of preferred stock, while providing desired flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, which would delay, defer or prevent a change in control of MicroTel. Furthermore, preferred stock may have other rights, including economic rights senior to the common stock, and, as a result, the issuance of preferred stock could adversely affect the market value of our common stock.

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

                                                                                          FAIR
                                                                         THERE-           VALUE
      LIABILITIES           2002      2003     2004     2005     2006    AFTER    TOTAL  12/31/01
      -----------          -------  -------  -------  -------  -------  -------  -------  -------

  Line of Credit           $1,420                                                $1,420   $1,420
    (Domestic)

  Average Interest            P+1%
    Rate

  Line of Credit           $1,665                                                $1,665   $1,665
    (U.K.)

  Average Interest          B+2.5%
    Rate

  Overdraft (France)       $  533                                                $  533   $  533

  Average Interest              E
    Rate

  Term Loan (Domestic)     $  137   $   95                                       $  232   $  232

  Average Interest            P+1%     P+1%
    Rate

  Term Loan (U.K.)         $  146   $  146   $  146   $  146   $   81            $  665   $  665

  Average Interest          B+2.5%   B+2.5%   B+2.5%   B+2.5%   B+2.5%
    Rate

  Term Loan (France)       $   30   $   30   $   30                              $   90   $   90

  Average Interest           7.25%
    Rate


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         We are not a party to any material pending legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     RECENT SALES OF UNREGISTERED SECURITIES

         In March 2002, we issued an aggregate of 39,628 shares of common stock upon conversion of 3,962.8 shares of Series B Preferred Stock held by two individuals.

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

             None.

        (b)  Reports on Form 8-K
             -------------------

             None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MICROTEL INTERNATIONAL, INC.

Dated: May 14, 2002                       By: /S/ CARMINE T. OLIVA
                                             ---------------------------------
                                             Carmine T. Oliva, Chairman of the
                                             Board, Chief Executive Officer
                                             (principal executive officer)
                                             and President

                                          By: /S/ RANDOLPH D. FOOTE
                                             -----------------------------------
                                             Randolph D. Foote, Chief Financial
                                             Officer (principal financial and
                                             accounting officer)