Form 10-Q
period 2002-06-30
MICROTEL INTERNATIONAL INC
filed 2002-08-14
CIK 854852

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2002

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period From _______ to _______

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

        9485 HAVEN AVENUE, SUITE 100, RANCHO CUCAMONGA, CALIFORNIA 91730
               (Address of principal executive offices) (Zip Code)

                                 (909) 987-9220
              (Registrant's telephone number, including area code)

     Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|   No | |

     As of August 5, 2002, there were 21,513,366 shares of the registrant's common stock, $0.0033 par value, outstanding.

================================================================================


                               MICROTEL INTERNATIONAL, INC.
                                         FORM 10-Q
                       FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                           INDEX

PART I - FINANCIAL INFORMATION                                                                PAGE
                                                                                              ----

Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets as of June 30, 2002 (unaudited)
               and December 31, 2002........................................................   F-1

          Condensed Consolidated Statements of Operations for the Three and Six Months
               Ended June 30, 2002 and 2001 (unaudited).....................................   F-2

          Condensed Consolidated Statements of Other Comprehensive Income for the
               Three and Six Months Ended June 30, 2002 and 2001 (unaudited)................   F-3

          Consolidated Statements of Stockholders' Equity for the
               Six Months Ended June 30, 2002 (unaudited)...................................   F-4

          Condensed Consolidated Statements of Cash Flows for the Six Months Ended
               June 30, 2002 and 2001 (unaudited)...........................................   F-5

          Notes to Condensed Consolidated Financial Statements (unaudited)..................   F-6

Item 2.  Management's Discussion and Analysis Of Financial Condition and
         Results of Operations..............................................................     2

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........................    25

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.................................................................     26

Item 2.   Changes in Securities and Use of Proceeds.........................................     26

Item 3.   Defaults Upon Senior Securities...................................................     26

Item 4.   Submission of Matters to a Vote of Security Holders...............................     26

Item 5.   Other Information.................................................................     26

Item 6.   Exhibits and Reports on Form 8-K..................................................     27

Signatures    ..............................................................................     27

Exhibits Filed with this Report on Form 10-Q................................................     28



                              PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                         AS OF JUNE 30, 2002 AND DECEMBER 31, 2001
                    (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                        June 30,     December 31,
ASSETS                                                                    2002           2001
                                                                       ---------      ---------
Current assets:                                                         (unaudited)
   Cash and cash equivalents                                           $    413       $    604
   Accounts receivable, net of allowance for doubtful
     accounts of $154 and $226, respectively                              5,640          5,627
   Notes receivable                                                          34             48
   Inventories                                                            7,516          7,433
   Prepaid and other current assets                                         421            396
                                                                       ---------      ---------
Total current assets                                                     14,024         14,108
Property, plant and equipment, net                                          677            758
Goodwill, net                                                             2,438          2,389
Other assets                                                                480            433
                                                                       ---------      ---------
                                                                       $ 17,619       $ 17,688
                                                                       =========      =========
LIABILITIES, REDEEMABLE PREFERRED STOCK
AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable, due on demand                                        $  2,441       $  2,198
   Notes payable                                                          1,477          1,420
   Current portion of long-term debt                                        507            550
   Accounts payable                                                       3,867          3,783
   Accrued expenses                                                       2,234          2,471
                                                                       ---------      ---------
Total current liabilities                                                10,526         10,422
Long-term debt, less current portion                                        694            763
Other liabilities                                                           367            371
                                                                       ---------      ---------
Total liabilities                                                        11,587         11,556
                                                                       ---------      ---------

Convertible redeemable Series A Preferred Stock, $10,000
   unit value. Authorized 200 shares; issued and outstanding
   25 shares (aggregate liquidation preference of $250)                     276            270

Stockholders' equity:
   Preferred stock, authorized 10,000,000 shares; Convertible
     Series B Preferred Stock, $0.01 par value; 70,363
     and 150,000 shares issued and outstanding, respectively
     (aggregate liquidation preferences of $450 and $960,
     respectively)                                                          440            938
   Common stock, $0.0033 par value. Authorized 50,000,000 shares;
     and 21,467,000 and 20,671,000 shares issued and outstanding,
     respectively                                                            71             68
   Additional paid-in capital                                            24,853         24,358
   Accumulated deficit                                                  (18,909)       (18,459)
   Accumulated other comprehensive loss                                    (699)        (1,043)
                                                                       ---------      ---------
Total stockholders' equity                                                5,756          5,862
                                                                       ---------      ---------
                                                                       $ 17,619       $ 17,688
                                                                       =========      =========

          See accompanying notes to condensed consolidated financial statements.


                            MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                             (UNAUDITED)

                                               Three Months Ended           Six  Months Ended
                                                    June 30,                     June 30,
                                            ------------------------      ------------------------
                                              2002            2001          2002            2001
                                            ---------      ---------      ---------      ---------
                                                   (in thousands, except per share amounts)
Net sales                                   $  6,118       $  7,083       $ 10,938       $ 14,548
Cost of sales                                  3,608          3,732          6,899          8,082
                                            ---------      ---------      ---------      ---------
Gross profit                                   2,510          3,351          4,039          6,466
Operating expenses:
   Selling, general and administrative         1,855          2,905          3,720          5,486
   Engineering and product development           259            303            497            662
                                            ---------      ---------      ---------      ---------
Income (loss) from operations                    396            143           (178)           318
Other income (expense):
   Interest expense                              (94)          (105)          (184)          (198)
   Other income                                   19             22             23             50
                                            ---------      ---------      ---------      ---------
Income (loss) before income taxes                321             60           (339)           170
Income tax expense                                66              6            105              9
                                            ---------      ---------      ---------      ---------
Net income (loss)                           $    255       $     54       $   (444)      $    161
                                            =========      =========      =========      =========
Earnings (loss) per share:
   Net income (loss):
     Basic                                  $   0.01       $   0.00       $  (0.02)      $   0.01
                                            =========      =========      =========      =========
     Diluted                                $   0.01       $   0.00       $  (0.02)      $   0.01
                                            =========      =========      =========      =========

               See accompanying notes to condensed consolidated financial statements.

                                                F-2


                        MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
                      THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                         (UNAUDITED)

                                                Three Months Ended      Six Months Ended
                                                     June 30,               June 30,
                                                -----------------      ------------------
                                                 2002       2001        2002        2001
                                                ------     ------      ------      ------
                                                            (in thousands)
Net income (loss)                               $ 255      $  54       $(444)      $ 161
   Foreign currency translation adjustment        382       (104)        344        (326)
                                                ------     ------      ------      ------
Other comprehensive income (loss)               $ 637      $ (50)      $(100)      $(165)
                                                ======     ======      ======      ======

          See accompanying notes to condensed consolidated financial statements.


                                        MICROTEL INTERNATIONAL INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                               SIX MONTHS ENDED JUNE 30, 2002
                                                         (UNAUDITED)

                                               Series B
                                              Convertible                                                     Accumulated
                                            Preferred Stock      Common Stock      Additional                    Other
                                           ----------------   ------------------     Paid-in    Accumulated  Comprehensive
                                           Shares    Amount   Shares     Amount      Capital      Deficit     Income (Loss)  Total
                                           ------    ------   ------     ------      -------      -------     -------------  -----
Balance at December 31, 2001                150    $  938     20,671    $    68    $  24,358    $ (18,459)    $  (1,043)   $  5,862
Preferred Series B conversions              (80)     (498)       796          3          495           --            --          --
Foreign currency translation adjustment      --        --         --         --           --           --           344         344
Accretion of redeemable preferred stock      --        --         --         --           --           (6)           --          (6)
Net loss                                     --        --         --         --           --         (444)           --        (444)
                                          ------------------------------------------------------------------------------------------
Balance at June 30, 2002                     70    $  440     21,467    $    71    $  24,853    $ (18,909)    $    (699)   $  5,756
                                          ==========================================================================================

                              See accompanying notes to condensed consolidated financial statements.

                                                               F-4


                            MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                               SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                            Six Months Ended June 30,
                                                                               2002        2001
                                                                              ------      ------
                                                                                (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                             $(444)      $ 161
Adjustments to reconcile net income (loss) to cash provided by operating activities:
     Depreciation and amortization                                              149         168
     Amortization of intangibles                                                 --         195
     Stock and warrants issued as compensation                                   --          10
     Provision for doubtful account                                              24          --
     Provision for obsolete/slow moving inventory                               281          --
     Changes in operating assets and liabilities:
       Accounts receivable                                                      (52)        121
       Inventories                                                             (292)       (591)
       Other assets                                                             (47)        219
       Accounts payable and accrued expenses                                   (157)       (118)
                                                                              ------      ------
Cash provided by (used in) operating activities                                (538)        165
                                                                              ------      ------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net purchases of property, plant and equipment                               (72)       (123)
   Cash collected on note receivable                                             14          50
                                                                              ------      ------
Cash (used in) investing activities                                             (58)        (73)
                                                                              ------      ------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in notes payable and long-term debt                             188         102
                                                                              ------      ------
Cash provided by financing activities                                           188         102
                                                                              ------      ------

Effect of exchange rate changes on cash                                         217        (418)
                                                                              ------      ------

Net (decrease) in cash and cash equivalents                                    (191)       (224)
                                                                              ------      ------

Cash and cash equivalents at beginning of period                                604         756
                                                                              ------      ------

Cash and cash equivalents at end of period                                    $ 413       $ 532
                                                                              ======      ======

Cash paid for:
     Income tax                                                               $  13       $  34
                                                                              ======      ======
     Interest                                                                 $ 181       $ 186
                                                                              ======      ======

               See accompanying notes to condensed consolidated financial statements.

                                                F-5

                          MICROTEL INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

         MicroTel International, Inc. (the "Company") operates through three wholly-owned subsidiaries: CXR Telcom Corporation, CXR, S.A. and XET Corporation, formerly XIT Corporation ("XET"). CXR Telcom Corporation and CXR, S.A. (collectively "CXR") design, manufacture and market electronic telecommunication test equipment and transmission and network access products. XET and its subsidiaries design, manufacture and market digital switches and power supplies. The Company conducts its operations out of various facilities in the United States, France, England and Japan and organizes itself in two product line segments: Telecommunications and Electronic Components.

BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and therefore do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.

         The unaudited condensed consolidated financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of June 30, 2002 and December 31, 2001 and the results of operations and cash flows for the related interim periods ended June 30, 2002 and 2001. However, these results are not necessarily indicative of results for any other interim period or for the year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements included in its 2001 annual report on Form 10-K.

                          MICROTEL INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002
                                   (UNAUDITED)

(2)  EARNINGS (LOSS) PER SHARE

         The following table illustrates the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

                                                   Three Months Ended          Six  Months Ended
                                                        June 30,                    June 30,
                                                 -----------------------     ------------------------
                                                    2002          2001         2002            2001
                                                 ---------     ---------     ---------      ---------
                                                        (in thousands, except per share amounts)
NUMERATOR:
Net income (loss)                                $    255      $     54      $   (444)      $    161

Less:  accretion of the excess of the
  redemption value over the carrying  value
  of redeemable preferred stock                         3             3             6              6
                                                 ---------     ---------     ---------      ---------

Income (loss) attributable to common
  stockholders                                   $    252      $     51      $   (450)      $    155
                                                 =========     =========     =========      =========

DENOMINATOR:
Weighted average number of common
  shares outstanding during the period             21,129        20,570        20,902         20,570

Incremental shares from assumed
  exercises or conversions of warrants,
  options and preferred stock                       2,361         3,309            --          3,277
                                                 ---------     ---------     ---------      ---------

Adjusted weighted average shares                   23,490        23,879        20,902         23,847
                                                 =========     =========     =========      =========

Basic earnings (loss) per share                  $   0.01      $   0.00      $  (0.02)      $   0.01
                                                 =========     =========     =========      =========

Diluted earnings (loss) per share                $   0.01      $   0.00      $  (0.02)      $   0.01
                                                 =========     =========     =========      =========

         The computation of diluted loss per share for the six month period ended June 30, 2002 excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants because either their effect was antidilutive due to losses incurred by the Company or such instruments had exercise prices greater than the average market price of the common shares during the periods presented.

                          MICROTEL INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002
                                   (UNAUDITED)

(3)  INVENTORIES

Inventories consist of the following.
                                           June 30, 2002       December 31, 2001
                                            -----------           -----------
Raw materials                               $2,448,000            $2,806,000

Work-in-process                              3,346,000             2,879,000

Finished goods                               1,722,000             1,748,000
                                            -----------           -----------
                                            $7,516,000            $7,433,000
                                            ===========           ===========

(4)  NOTES PAYABLE

         On April 17, 2002, the Company executed the Fourth Amendment to its August 16, 2000 Credit and Security Agreement with Wells Fargo Business Credit, Inc. The amendment increased the ceiling on the borrowing base to $400,000 during the months of January through April and $300,000 through December for each year. The financial covenants were also amended and the credit facility was extended through August 16, 2005.

(5)  NOTES PAYABLE, DUE ON DEMAND

         The Company's subsidiaries in France and in the United Kingdom have short term borrowing facilities with separate banks, which are due on demand. In 2002, one of the Company's United Kingdom subsidiaries exceeded its borrowing limit with its bank and accordingly is now subject to penalty interest at a rate of 2.0% per month on the excess borrowings. This note is due on or before September 30, 2002. There can be no assurance that the Company will be successful in extending either arrangement or finding a new source of financing.

(6)  INCOME TAXES

         The Company has recorded a provision for income taxes for the three and six months ended June 30, 2002 for the U.K. subsidiaries only, because the Company's domestic and other foreign operations have generated operating losses for both financial reporting and income tax purposes. A 100% valuation allowance has been provided on the total deferred income tax assets, as they are not more likely than not to be realized.

(7)  COMMITMENTS AND CONTINGENCIES

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

                          MICROTEL INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002
                                   (UNAUDITED)

(8)  Reportable Segments

         The Company has two reportable segments: Telecommunications and Electronic Components. The Telecommunications segment operates principally in the United States and European markets and designs, manufactures and distributes telecommunications test instruments and voice and data transmission and networking equipment. The Electronic Components segment operates in the United States, European and Asian markets and designs, manufactures and markets primarily digital switches and power supplies.

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

         There were no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the amounts disclosed in the Company's audited consolidated financial statements included in its 2001 annual report on Form 10-K. Selected financial data for each of the Company's operating segments is shown below:

                                   Six Months Ended      Six Months Ended
                                     June 30, 2002         June 30, 2001
                                     -------------         -------------
Sales to external customers:
      Telecommunications            $  4,436,000           $  7,968,000
      Electronic Components            6,502,000              6,580,000
                                    -------------         -------------
                                    $ 10,938,000           $ 14,548,000
                                    =============         =============

Segment pretax income (loss):
      Telecommunications            $   (770,000)          $    107,000
      Electronic Components            1,372,000              1,613,000
                                    -------------         -------------
                                    $    602,000           $  1,720,000
                                    =============         =============

                                    June 30, 2002       December 31, 2001
                                    -------------         -------------
Segment assets:
      Telecommunications            $  7,459,000          $  8,317,000
      Electronic Components           10,076,000             9,060,000
                                    -------------         -------------
                                    $ 17,535,000          $ 17,377,000
                                    =============         =============

                          MICROTEL INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002
                                   (UNAUDITED)


         The following is a reconciliation of the reportable segment income
(loss) and assets to the Company's consolidated totals:


                                              Six Months Ended  Six Months Ended
                                               June 30, 2002      June 30, 2001
                                              -------------      -------------
 Pretax Income
 -------------
Total income (loss) for reportable segments   $    602,000       $  1,720,000
Unallocated amounts:
   Unallocated general corporate expenses          941,000          1,550,000
                                              -------------      -------------
Consolidated income (loss) before
      income taxes                            $   (339,000)      $    170,000
                                              =============      =============

                                              June 30, 2002    December 31, 2001
                                              -------------      -------------
Assets
------
   Total assets for reportable segments       $ 17,535,000       $ 17,377,000
   Other assets                                     84,000            311,000
                                              -------------      -------------
Total consolidated assets                     $ 17,619,000       $ 17,688,000
                                              =============      =============

                          MICROTEL INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002
                                   (UNAUDITED)

(9)  GOODWILL - ADOPTION OF SFAS No. 142

         Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") requires disclosure of what reported income before extraordinary items and net income would have been in all periods presented, exclusive of amortization expense (including any related tax effects) recognized in those periods related to goodwill, intangible assets that are no longer being amortized, any deferred credit related to an excess over cost, equity method goodwill, and changes in amortization periods for intangible assets that will continue to be amortized (including any related tax effects). Similarly adjusted per-share amounts also must be disclosed for all periods presented.

         The Company initially applied SFAS No. 142 on January 1, 2002. The amortization expense and net income of the Company for the initial six-month period of application ended June 30, 2002 and the comparable period in 2001 are included in the table below. The Company recognized no extraordinary items in either of those periods.

                                                              Six Months Ended   Six Months Ended
                                                                June 30, 2002     June 30, 2001
                                                                ------------      ------------
Reported net income (loss):                                     $  (444,000)      $   161,000
    Add back: goodwill amortization                                      --           195,000
                                                                ------------      ------------
    Adjusted net income excluding amortization of goodwill      $  (444,000)      $   356,000
                                                                ============      ============
Reported earnings (loss) per share:
    Basic                                                       $     (0.02)      $      0.01
                                                                ============      ============
    Diluted                                                     $     (0.02)      $      0.01
                                                                ============      ============
Amortization of goodwill - basic                                $        --       $      0.01
                                                                ============      ============
Amortization of goodwill - diluted                              $        --       $      0.01
                                                                ============      ============
Adjusted earnings (loss) per share
    Basic                                                       $     (0.02)      $      0.02
                                                                ============      ============
    Diluted                                                     $     (0.02)      $      0.02
                                                                ============      ============

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

              --   Digital Switches

              --   Electronic Power Supplies

         Our sales are primarily in North America, Europe and Asia. Sales to customers in the telecommunications industry during the six month periods ended June 30, 2002 and June 30, 2001 were 40.6% and 54.8%, respectively, of our total net sales. The remainder of our sales were in the electronic components segment, primarily to aerospace customers, military contractors and industrial customers. Revenues are recorded when products are shipped if shipped FOB shipping point or when received by the customer if shipped FOB destination.

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

         In assessing potential impairment for goodwill, we consider these factors as well as forecasted financial performance of the acquired businesses. If forecasts are not met, we may have to record additional impairment charges not previously recognized. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of those respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets that were not previously recorded. On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," or SFAS No. 142, and are required to analyze our goodwill for impairment issues during the first six months of 2002, and then periodically after that time. During the six months ended June 30, 2002 and the year ended December 31, 2001, we did not record any impairment losses related to goodwill and other intangible assets.

     FOREIGN CURRENCY TRANSLATION

         We have foreign subsidiaries that together accounted for 54.6% of our net revenues, 66.3% of our assets and 68.4% of our total liabilities as of December 31, 2001 and for 60.3% of our net revenues, 69.5% of our assets and 70.8% of our total liabilities as of and for the six months ended June 30, 2002. In preparing our consolidated financial statements, we are required to translate the financial statements of our foreign subsidiaries from the currencies in which they keep their accounting records into United States dollars. This process results in exchange gains and losses which, under relevant accounting guidance, are either included within our statement of operations or as a separate part of our net equity under the caption "cumulative translation adjustment."

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

         If management deems any subsidiary's functional currency to be its local currency, then any gain or loss associated with the translation of that subsidiary's financial statements is included in a cumulative translation adjustment. However, if management deems the functional currency to be United States dollars, then any gain or loss associated with the translation of these financial statements would be included within our statement of operations.

         If we dispose of any of our subsidiaries, any cumulative translation gains or losses would be realized into our statement of operations. If we determine that there has been a change in the functional currency of a subsidiary to United States dollars, then any translation gains or losses arising after the date of the change would be included within our statement of operations.

         Based on our assessment of the factors discussed above, we consider the functional currency of each of our international subsidiaries to be each subsidiary's local currency. Accordingly we had cumulative translation losses of $699,000 and $1,043,000 that were included as part of accumulated other comprehensive loss within our balance sheets at June 30, 2002 and December 31, 2001, respectively. During the six months ended June 30, 2002 and the year ended December 31, 2001, we included translation adjustments of a gain of approximately $344,000 and a loss of $312,000, respectively, under accumulated other comprehensive income and loss.

         If we had determined that the functional currency of our subsidiaries was United States dollars, these losses would have increased our loss for the six months ended June 30, 2002 and decreased our income for the three months ended June 30, 2002 and the three and six months ended June 30, 2001. The magnitude of these gains or losses depends upon movements in the exchange rates of the foreign currencies in which we transact business as compared to the value of the United States dollar. These currencies include the euro, the British pound and the Japanese yen. Any future translation gains or losses could be significantly higher than those we recorded for the six months ended June 30, 2002 and the year ended December 31, 2001.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED
     JUNE 30, 2001

         The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of total net sales:

                                                                       Three Months Ended
                                                                            June 30,
                                                               -----------------------------------
                                                                    2002                 2001
                                                               --------------       --------------
         Net sales....................................             100.0%               100.0%
         Cost of sales................................              59.0                 52.7
                                                                 ----------           ----------
         Gross profit.................................              41.0                 47.3
         Selling, general and administrative
           expenses...................................              30.3                 41.0
         Engineering and product development
           expenses...................................               4.2                  4.3
                                                                 ----------           ----------
         Operating income.............................               6.5                  2.0
         Interest expense.............................              (1.5)                (1.5)
         Other income.................................               0.2                  0.3
                                                                 ----------           ----------
         Income before income tax expense.............               5.2                  0.8
         Income tax expense...........................              (1.0)                  --
                                                                 ----------           ----------
         Net income...................................               4.2%                 0.8%
                                                                 ==========           ==========

         NET SALES. Net sales for the three months ended June 30, 2002 decreased by $965,000 (13.6%) to $6,118,000 as compared to $7,083,000 for the three months ended June 30, 2001.

         Net sales of our telecommunications products and services for the three months ended June 30, 2002 declined by $1,715,000 (40.8%) to $2,481,000, as compared to $4,196,000 for the three months ended June 30, 2001. Test equipment net sales for the three months ended June 30, 2002 decreased by $1,589,000 (62.1%) to $969,000, as compared to $2,558,000 for the three months ended June 30, 2001. The sales decline resulted from a $1,081,000 reduction in sales of test equipment by CXR Telcom and a $508,000 reduction in sales of test equipment by CXR, S.A. Management believes these sales declines resulted primarily from reductions in capital spending in the three months ended June 30, 2002, as compared to capital spending in the three months ended June 30, 2001, by many of our telecommunications customers due to generally weak telecommunications markets in the United States and Europe. Also, the exclusive distribution agreement that our French subsidiary, CXR, S.A., had with Sunrise Telecom, Inc. terminated as of November 1, 2001. CXR, S.A. will continue to distribute Sunrise products under an exclusive arrangement for select customers and under a non-exclusive arrangement for other customers and also will continue to distribute other manufacturers' products. Based on this revised relationship with Sunrise Telecom, Inc., management estimates that net sales of Sunrise products will be approximately $400,000 in 2002, as compared to $1,384,000 in 2001. Consequently, we have implemented personnel and other cost reductions to reflect a plan to minimize sales efforts related to lower margin resale products and focus on sales of our own internally-built products.

         Net sales of our CXR HALCYON 704 series field test equipment decreased by $854,000 (51.6%) to $802,000 for the three months ended June 30, 2002, as compared to $1,656,000 for the three months ended June 30, 2001. Net sales of our T-Com central office test equipment product line declined by $228,000 (71.9%) to $89,000 for the three months ended June 30, 2002, as compared to $317,000 for the three months ended June 30, 2001, primarily due to continued weakening in the market for test equipment used in central offices and by test equipment manufacturers.

         We believe that many of the United States telecom customers that CXR Telcom serves built networks to handle an anticipated demand for voice and data traffic that has not yet occurred. Consequently, many of these customers reduced their purchasing budgets for 2002. This has had a negative impact on CXR Telcom's sales.

         CXR, S.A. produces all of our transmission products and networking equipment. Despite a generally weak telecommunications market, net sales of transmission products and networking equipment produced by CXR, S.A. increased slightly by $54,000 (3.6%) to $1,540,000 for the three months ended March 31, 2002, as compared to $1,486,000 for the three months ended June 30, 2001. Total net sales by CXR, S.A., including both test equipment and transmission and networking equipment, decreased by $525,000 (27.3%) to $1,393,000 for the three months ended June 30, 2002, as compared to $1,918,000 for the three months ended June 30, 2001, primarily due to a lower sales volume of test equipment. We believe that the decreases in CXR, S.A.'s and CXR Telcom's sales relate to the overall slowdown in the telecom markets and the termination of the Sunrise Telecom contract discussed above, and that the French national and local elections in April and May 2002 may have caused a delay in purchases by major governmental customers of CXR, S.A.

         Net sales of our electronic components increased by $750,000 (26.0%) to $3,637,000 for the three months ended June 30, 2002, as compared to $2,887,000 for the three months ended June 30, 2001, mainly due to a $689,000 (61.2%) increase in sales of power supplies by XCEL Corporation Ltd., or XCL, due to increased rate of completion of products shipped under long-term programs. Net sales of digital switches by XET Corporation's Digitran Division declined by $447,000 (31.0%) to $994,000 in the three months ended June 30, 2002, as compared to $1,441,000 in the three months ended June 30, 2001. We expect this lower level of digital switch sales to be a temporary timing issue of shipment to orders and expect that digital switch sales will improve during the quarter ended September 30, 2002. However, sales of Digitran's subassemblies and other items increased by $523,000 (376.3%) to $662,000 for the quarter ended June 30, 2002, as compared to $139,000 in the prior year period, due to a new contract for electronic sub systems from a major aerospace company.

         GROSS PROFIT. Gross profit as a percentage of total net sales decreased to 41.0% for the three months ended June 30, 2002, as compared to 47.3% for the comparable period in 2001. In dollar terms, total gross profit decreased by $841,000 (25.1%) to $2,510,000 for the three months ended June 30, 2002, as compared to $3,351,000 for the comparable period in 2001.

         Gross profit for our telecommunications segment decreased in dollar terms by $1,071,000 (51.3%) to $1,017,000 for the three months ended June 30, 2002, as compared to $2,088,000 for the comparable period in 2001, and decreased as a percentage of net sales from 49.8% for the three months ended June 30, 2001 to 40.1% for the three months ended June 30, 2002. The decrease in gross profit as a percentage of net sales primarily was due to the substantial reduction in sales volume that increased overhead costs on a per unit basis.

         Gross profit for our electronic components segment increased in dollar terms by $233,000 (18.5%) to $1,494,000 for the three months ended June 30, 2002, as compared to $1,261,000 for the three months ended June 30, 2001, and decreased as a percentage of related net sales from 43.7% for the three months ended June 30, 2001 to 41.1% for the three months ended June 30, 2002. This increase primarily was due to increased sales of higher margin electronic components and sub systems by the Digitran Division.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $1,050,000 (36.1%) to $1,855,000 for the three months ended June 30, 2002, as compared to $2,905,000 for the three months ended June 30, 2001. This substantial decrease in selling, general and administrative expenses was due to several factors. For example, we incurred $312,000 in legal and accounting fees during the three months ended June 30, 2001 in connection with amendments to a securities registration statement and prior periodic reports. Selling expenses were reduced by $386,000, primarily due to lower commissions on reduced sales during the three months ended June 30, 2002. Administrative costs were reduced by $125,000 in our telecommunications segment, primarily due to staff reductions at CXR Telcom. Also, due to the new accounting rules of SFAS No. 142, effective January 1, 2002 we no longer amortize goodwill. Goodwill accounted for approximately $100,000 of our amortization expense in the three months ended June 30, 2001.

         ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses consist primarily of research and product development activities of our telecommunications segment. These expenses decreased by $44,000 (14.5%) to $259,000 for the three months ended June 30, 2002, as compared to $303,000 for the comparable prior year period, reflecting the cost savings from the closure of our St. Charles, Illinois engineering facility in August 2001 and the relocation, consolidation and downsizing of that engineering function into our Fremont, California facility.

         OTHER INCOME AND EXPENSE. Interest expense was reduced slightly to $94,000 for the three months ended June 30, 2002 from $105,000 in the comparable period in 2001. Other income of $19,000 in the second quarter of 2002 declined slightly from $22,000 in the second quarter of 2001.

         INCOME TAX EXPENSE. Income tax expense for the three months ended June 30, 2002 was $66,000, as compared to $6,000 for the comparable prior year period. The majority of the increase related to the recording by XCL of a provision for U.K. income tax that was required because XCL is expected to produce taxable income for 2002 and has consumed its currently available net operating loss carryforwards. However, we are reviewing a possible legal reorganization of our U.K. subsidiaries that may provide us with a means to access additional U.K. tax net operating loss carryforwards.

         NET INCOME. Net income for the three months ended June 30, 2002 was $255,000, as compared to net income of $54,000 for the three months ended June 30, 2001. The major contributor to this change was the reduction in selling, general and administrative expenses discussed above. Also, cost reductions helped us to maintain our gross margins as a percentage of sales despite reduced sales volume. We took in 2001, and continue to take in 2002, various actions to reduce costs through staff reductions in our telecommunications operations in the U.S. and France and through various other methods and to more aggressively market our products. If these actions are not sufficient to reduce cash outlays below revenue levels, then we may be required to restructure or divest all or part of our telecommunications operations.

     SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

         The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of total net sales:

                                                                       Six Months Ended
                                                                           June 30,
                                                            --------------------------------------
                                                                  2002                  2001
                                                            -----------------     ----------------
         Net sales....................................            100.0%               100.0%
         Cost of sales................................             63.1                 55.6
                                                                ----------           ----------
         Gross profit.................................             36.9                 44.4
         Selling, general and administrative
           expenses...................................             34.0                 37.7

         Engineering and product development
           expenses...................................              4.5                  4.5
                                                                ----------           ----------
         Operating income (loss)......................             (1.6)                 2.2
         Interest expense.............................             (1.7)                (1.4)
         Other income.................................              0.2                  0.4
                                                                ----------           ----------
         Income (loss) before income tax
           expense....................................             (3.1)                 1.2
         Income tax expense...........................              1.0                  0.1
                                                                ----------           ----------
         Net income (loss)............................             (4.1%)                1.1%
                                                                ==========           ==========

         NET SALES. Net sales for the six months ended June 30, 2002 decreased by $3,610,000 (24.8%) to $10,938,000 as compared to $14,548,000 for the six months ended June 30, 2001.

         Net sales of our telecommunications products and services for the six months ended June 30, 2002 declined by $3,532,000 (44.3%) to $4,436,000, as compared to $7,968,000 for the six months ended June 30, 2001. Test equipment net sales for the six months ended June 30, 2002 decreased by $2,957,000 (64.8%) to $1,604,000, as compared to $4,561,000 for the six months ended June 30, 2001. The sales decline resulted from a $1,813,000 reduction in sales of test equipment by CXR Telcom and a $1,144,000 reduction in sales of test equipment by CXR, S.A. Management believes these sales declines resulted primarily from reductions in capital spending in the six months ended June 30, 2002, as compared to capital spending in the six months ended June 30, 2001, by many of our telecommunications customers due to generally weak telecommunications markets in the U.S. and Europe. Also, the exclusive distribution agreement that CXR, S.A. had with Sunrise Telecom, Inc. terminated as of November 1, 2001. CXR, S.A. will continue to distribute Sunrise products under an exclusive arrangement for select customers and under a non-exclusive arrangement for other customers and also will continue to distribute other manufacturers' products. Based on this revised relationship with Sunrise Telecom, Inc., management estimates that net sales of Sunrise products will be approximately $400,000 in 2002, as compared to $1,384,000 in 2001. Consequently, we have implemented personnel and other cost reductions to reflect a plan to minimize sales efforts related to lower margin resale products and focus on sales of our own internally-built products.

         Net sales of our CXR HALCYON 704 series field test equipment decreased by $1,399,000 (57.4%) to $1,038,000 for the six months ended June 30, 2002, as compared to $2,437,000 for the six months ended June 30, 2001. Net sales of our T-Com central office test equipment product line declined by $413,000 (62.5%) to $248,000 for the six months ended June 30, 2002, as compared to $661,000 for the six months ended June 30, 2001, primarily due to continued weakening in the market for test equipment.

         We believe that many of the U.S. telecom customers that CXR Telcom serves built networks to handle an anticipated demand for voice and data traffic that has not yet occurred. Consequently, many of these customers reduced their purchasing budgets for 2002. This has had a negative impact on CXR Telcom's sales.

         CXR, S.A., our French subsidiary, produces all of our transmission products and networking equipment. Net sales of transmission products and networking equipment produced by CXR, S.A. decreased by $471,000 (15.3%) to $2,615,000 for the six months ended March 31, 2002, as compared to $3,086,000 for the six months ended June 30, 2001, primarily because of the weak telecom market. Total net sales by CXR, S.A., including both test equipment and transmission and networking equipment, decreased by $1,499,000 (35.5%) to $2,728,000 for the six months ended June 30, 2002, as compared to $4,227,000 for the six months ended June 30, 2001. We believe that the decreases in CXR, S.A.'s and CXR Telcom's sales relate to the overall slowdown in the telecom markets and the termination of the Sunrise Telecom contract discussed above, and that the French national and local elections in April and May 2002 may have caused a delay in purchases by major governmental customers of CXR, S.A.

         Net sales of our electronic components decreased slightly by $78,000 (1.2%) to $6,502,000 for the six months ended June 30, 2002, as compared to $6,580,000 for the six months ended June 30, 2001. Sales of power supplies by XCL increased by $504,000 (18.1%) to $3,287,000 in the six months ended June 30, 2002, as compared to $2,783,000 in the prior year period due to an increased rate of completion of products shipped under long-term programs. Sales of digital switches manufactured by the Digitran Division declined by $1,096,000 (31.9%) to $2,337,000 in the six months ended June 30, 2002, as compared to $3,433,000 in the six months ended June 30, 2001. We expect this lower level of digital switch sales to be a temporary timing issue of shipment to orders and expect that digital switch sales will improve during the quarter ended September 30, 2002. However, XET Corporation increased its sales of subassemblies by $523,000 to (376.3%) to $662,000 in the current period as compared to $139,000 in the first half of 2001 due to a new contract for electronic sub systems from a major aerospace company Based on our backlog, we anticipate improvement in net sales for both the Digitran Division and XCL in the third quarter of 2002.

         GROSS PROFIT. Gross profit as a percentage of total net sales decreased to 36.9% for the six months ended June 30, 2002, as compared to 44.4% for the comparable period in 2001. In dollar terms, total gross profit decreased by $2,427,000 (37.5%) to $4,039,000 for the six months ended June 30, 2002, as compared to $6,466,000 for the comparable period in 2001.

         Gross profit for our telecommunications segment decreased in dollar terms by $1,970,000 (56.7%) to $1,507,000 for the six months ended June 30, 2002, as compared to $3,477,000 for the comparable period in 2001, and decreased as a percentage of net sales from 43.6% for the six months ended June 30, 2001 to 34.0% for the six months ended June 30, 2002. The decrease in gross profit as a percentage of net sales primarily was due to the substantial reduction in sales volume that increased overhead costs on a per unit basis.

         Gross profit for our electronic components segment decreased in dollar terms by $457,000 (15.3%) to $2,532,000 for the six months ended June 30, 2002, as compared to $2,989,000 for the six months ended June 30, 2001, and decreased as a percentage of related net sales from 45.4% for the six months ended June 30, 2001 to 38.9% for the six months ended June 30, 2002. This decrease primarily was the result of reduced profit margins in connection with lower production volumes by XET Corporation's Digitran Division due to the completion in the first quarter of 2001 of a product mix that carried a higher than average gross profit margin.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $1,766,000 (32.2%) to $3,720,000 for the six months ended June 30, 2002, as compared to $5,486,000 for the six months ended June 30, 2001. This substantial decrease in selling, general and administrative expenses was due to several factors. For example, we incurred $452,000 in legal and accounting fees during the six months ended June 30, 2002 in connection with amendments to a securities registration statement and prior periodic reports. Selling expenses were reduced by $562,000 in our telecommunications segment due to lower commissions on reduced sales and reduced costs during the six months ended June 30, 2002. Administrative costs were reduced by $265,000 in our telecommunications segment primarily due to staff reductions at CXR Telcom. We reduced selling general and administrative expense in our electronic components group by $196,000 due to cost reductions. Also, due to the new accounting rules of SFAS No. 142, effective January 1, 2002 we no longer amortize goodwill. Goodwill accounted for $195,000 of our amortization expense in the six months ended June 30, 2001.

         ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses consist primarily of research and product development activities of our telecommunications segment. These expenses decreased by $165,000 (24.9%) to $497,000 for the six months ended June 30, 2002, as compared to $662,000 for the comparable prior year period, reflecting the cost savings from the closure of our St. Charles, Illinois engineering facility in August 2001 and the relocation, consolidation and downsizing of that engineering function into our Fremont, California facility.

         OTHER INCOME AND EXPENSE. Interest expense was reduced to $184,000 for the six months ended June 30, 2002 from $198,000 in the comparable period in 2001 due to lower interest rates. Other income of $23,000 in the second quarter of 2002 declined from $50,000 in the second quarter of 2001.

         INCOME TAX EXPENSE. Income tax expense for the six months ended June 30, 2002 was $105,000, as compared to $9,000 for the comparable prior year period. The majority of the increase related to the recording by XCL of a provision for U.K. income tax that was required because XCL is expected to produce taxable income for 2002 and has consumed its currently available net operating loss carryforwards. However, we are reviewing a possible legal reorganization of our U.K. subsidiaries that may provide us with a means to access additional U.K. tax net operating loss carryforwards.

         NET INCOME (LOSS). Net loss for the six months ended June 30, 2002 was $444,000, as compared to net income of $161,000 for the six months ended June 30, 2001. The major cause of this change was the reduction in sales of our telecommunications segment below the level needed to cover fixed costs. We took in 2001, and continue to take in 2002, various actions to reduce costs through staffing reductions in our telecommunications operations in the U.S. and France and through various other methods and to more aggressively market our products. If these actions are not sufficient to reduce cash outlays below revenue levels, then we may be required to restructure or divest all or part of our telecommunications operations.

LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended June 30, 2002 and the year ended December 31, 2001, we funded our operations primarily through revenue generated from our operations and through our lines of credit with Wells Fargo Business Credit, Inc. and various foreign banks. As of June 30, 2002, we had working capital of $3,498,000, an accumulated deficit of $18,909,000, an accumulated other comprehensive loss of $699,000, $413,000 in cash and cash equivalents and $5,640,000 of accounts receivable. As of December 31, 2001, we had working capital of $3,686,000, an accumulated deficit of $18,459,000 an accumulated other comprehensive loss of $1,043,000, $604,000 in cash and cash equivalents and $5,627,000 of accounts receivable.

         Cash used in our operating activities totaled $538,000 for the six months ended June 30, 2002, as compared to $165,000 of cash provided by our operating activities for the comparable period in 2001. This decrease in cash provided by our operations during the six months ended June 30, 2002 primarily resulted from lower collections due to lower sales, especially during the first three months of 2002.

         Cash used in our investing activities totaled $58,000 for the six months ended June 30, 2002, as compared to $73,000 for the six months ended June 30, 2001. Included in the results for the six months ended June 30, 2002 are $72,000 of fixed asset purchases.

         Cash provided by financing activities totaled $188,000 for the six months ended June 30, 2002, as compared to $102,000 for the comparable period in 2001, primarily due to increases in bank debt.

         On August 16, 2000, our subsidiaries, CXR Telcom and XET Corporation, together with MicroTel acting as guarantor, obtained a credit facility extension and modification from Wells Fargo Business Credit, Inc. In April 2002, the maturity date of the facility was extended by two years to August 16, 2005. As of April 17, 2002, the facility provides for a revolving loan of up to $3,000,000 secured by our inventory and accounts receivable and a term loan in the amount of $687,000 secured by our machinery and equipment. On June 30, 2002, the interest rate was the prime rate (then 4.75%) plus 1%, subject to a minimum interest charge of $13,500 per month. These figures reflect the reduction of the annual interest rate from the prime rate plus 2% and the reduction of the minimum interest charge from $15,000 per month that we achieved as of April 1, 2001 because we met or exceeded certain performance-based goals for 2000. The balance outstanding at June 30, 2002 was $1,477,000 on the revolving loan and $164,000 on the term loan, and we had available to us $142,000 of additional borrowings under the revolving loan. The credit facility contains restrictive financial covenants that are set by mutual agreement of us and our lender each year. At June 30, 2002, we were in compliance with such covenants.

         Our foreign subsidiaries have credit facilities with Lloyds Bank in England, Banc National du Paris, Societe General and Banque Hervet in France and Johan Tokyo Credit Bank in Japan. The balances outstanding under our U.K., France and Japan credit facilities were $2,378,000, $844,000 and zero dollars, respectively, on June 30, 2002. Of the total $2,378,000 balance owed to Lloyds Bank, $1,746,000 was owed by XCEL Corporation Limited under an overdraft credit facility and $632,000 was owed by XCEL Power Systems Limited under a term facility. Due to a rapid expansion in sales, XCEL Corporation Limited exceeded the borrowing limit contained in its overdraft credit facility with Lloyds Bank at June 30, 2002. As a result, at the election of Lloyds Bank the excess amount will accrue interest at the rate of two percent (2%) per month.

         XCEL Corporation Limited's overdraft credit facility is for an amount up to approximately $1,600,000 and XCEL Power System Limited's term loan credit facility is for an amount up to approximately $800,000. Although amounts owing under the overdraft credit facility are due and payable no later than September 30, 2002, Lloyds Bank, as is typical in the U.K., has the right to demand payment in full at any time prior to September 30, 2002. Our French subsidiary, CXR, S.A., has credit facilities with several lenders totaling up to approximately $844,000 in the aggregate. Each credit facility has a specified repayment term. However, each lender, as is typical in France, has the right to demand payment in full at any time prior to the scheduled maturity date of a particular credit facility. Although neither Lloyds Bank nor any of the lenders to CXR, S.A. have indicated a desire to demand immediate payment of all outstanding principal and interest balances on their respective credit facilities, Lloyds Bank has advised our U.K. subsidiaries that they no longer wish to continue to finance our U.K. subsidiaries over the long term. Accordingly, we are in the process of seeking alternative financing sources in the U.K. Similarly, CXR, S.A. has been advised by its lenders that because CXR, S.A. has experienced a substantial reduction in revenue, the lenders are contemplating a reduction in the total available credit. As a result, we are in the process of seeking alternative financing sources in France.

         We cannot assure you that the various lenders to our U.K. and/or French subsidiaries will not seek immediate payment of all amounts owed by them under their respective credit facilities or seek to terminate any of the existing credit facilities. Similarly, we cannot assure you that if either of these events were to occur we would be successful in obtaining the required replacement financing for our operations in the U.K. and/or France or, if we were able to obtain such financing, that the financing would occur on a timely basis, would be on acceptable terms and would be sufficient to allow us to maintain our business operations in the U.K. and/or France. Accordingly, any of these actions on the part of any of the lenders to our U.K. and/or French subsidiaries could have a material adverse impact upon our results of operations and cash flows.

         Our backlog is substantial and was $14,886,000 as of June 30, 2002, up from $14,885,000 as of December 31, 2001, despite higher shipments of our XCL subsidiary. Our backlog as of June 30, 2002 was 95.1% related to our electronic components business, which business tends to provide us with long lead times for our manufacturing processes due to the custom nature of the products, and 4.9% related to our telecommunications business, which business tends to deliver standard products from stock as orders are received. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

         During the six months ended June 30, 2002 and the year ended December 31, 2001, 40.6% and 53.9%, respectively, of our sales were to customers in the telecommunications industry. We experienced 44.3% and 5.6% declines in our telecommunications segment sales in the six months ended June 30, 2002 and the year ended December 31, 2001, respectively, as compared to the comparable prior year periods. We believe this decline primarily was due to a general business decline experienced by many of our telecommunications customers. We anticipate a decline in our telecommunications segment sales in 2002 as compared to 2001. We cannot predict the duration or severity of the telecommunications market downturn or the extent to which the downturn will continue to negatively affect our ability to sell our products and services to customers in the telecommunications industry. A further reduction in sales would reduce our accounts receivable balances, which in turn would have an adverse effect on our financial position by reducing the amount of cash available under our lines of credit.

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

         The following table outlines payments due from us or our subsidiaries under our lines of credit and other significant contractual obligations over the next five years, exclusive of interest:

                                           PAYMENTS DUE BY PERIOD
                                           ----------------------
        CONTRACTUAL                            (IN THOUSANDS)
      OBLIGATIONS AT
       JUNE 30, 2002        2002       2003      2004      2005      2006      THERE-AFTER     TOTAL
       -------------        ----       ----      ----      ----      ----      -----------     -----
  Line of Credit
    (Domestic)            $ 1,477     $          $         $         $         $            $  1,477
  Line of Credit (U.K.)     1,746                                                              1,746
  Overdraft (France)          695                                                                695
  Term Loan (Domestic)        137        26                                                      163
  Term Loan (U.K.)            153       146        146       146        42                       633
  Term Loan (France)           37        56         56                                           149
  Capitalized Lease
    Obligations                62        56         20                                           138
  Other Promissory Notes      118                                                                118
  Operating Leases            393       158         97         1                                 649
                          --------    ------     ------    ------    ------    ----------    --------
                          $ 4,818     $ 442      $ 319     $ 147     $  42     $             $ 5,768

         In conjunction with our cost reductions, we believe that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, including the credit facilities we and our subsidiaries have, will be adequate to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months. If, however, our capital requirements or cash flow vary materially from our current projections or if unforeseen circumstances occur, we may require additional financing. Deteriorating global economic conditions may cause prolonged declines in investor confidence in and accessibility to capital markets. Our failure to raise capital, if needed, could restrict our growth, limit our development of new products or hinder our ability to compete.

EFFECTS OF INFLATION

         The impact of inflation and changing prices has not been significant on the financial condition or results of operations of either us or our operating subsidiaries.

IMPACTS OF NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board, or the FASB, finalized FASB Statements No. 141, "Business Combinations," or SFAS No. 141, and No. 142, "Goodwill and Other Intangible Assets," or SFAS No. 142. SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that we recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires upon adoption of SFAS No. 142 that we reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141.

         SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that we identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets initially were recognized. SFAS No. 142 requires us to complete a transitional goodwill impairment test six months from the date of adoption. We are also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS No. 142.

         Our previous business combinations were accounted for using the purchase method. As of June 30, 2002 and December 31, 2001, the net carrying amount of goodwill was $2,438,000 and $2,389,000, respectively. Amortization expense related to goodwill during the six months ended June 30, 2002 and the year ended December 31, 2001 was zero dollars and $345,000, respectively. Our adoption of SFAS No. 141 and SFAS No. 142 has not materially impacted our financial position and results of operations.

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

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We do not expect the adoption of this statement to have a material effect on our financial statements.

EURO CONVERSION

         Our operating subsidiaries located in France and the U.K. had combined net sales from operations approximating 56.6% of our total net sales for the six months ended June 30, 2002. Net sales from the French subsidiary participating in the euro conversion were 24.9% of our net sales for the six months ended June 30, 2002. We continue to review the impact of the euro conversion on our operations.

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

     THE ECONOMIC DOWNTURN IN THE TELECOMMUNICATIONS EQUIPMENT MARKET CONTINUES TO NEGATIVELY AFFECT OUR TELECOMMUNICATIONS SEGMENT SALES, WHICH SALES ACCOUNTED FOR SUBSTANTIAL PORTIONS OF OUR REVENUES IN THE SIX MONTHS ENDED JUNE 30, 2002 AND THE YEAR ENDED DECEMBER 31, 2001.

         During the six months ended June 30, 2002 and the year ended December 31, 2001, 40.6% and 53.9% of our sales, respectively, were to customers in the telecommunications industry. We experienced 44.3% and 5.6% declines in our telecommunications segment sales in the six months ended June 30, 2002 and the year ended December 31, 2001, respectively. We believe these declines primarily were due to a general business decline experienced by many of our telecommunications customers. We anticipate a decline in our telecommunications segment sales in 2002 as compared to 2001. We cannot predict the duration or severity of the telecommunications market downturn or the extent to which the downturn will continue to negatively affect our ability to sell our products and services to customers in the telecommunications industry. A further reduction in sales would reduce our accounts receivable balances, which in turn would have an adverse effect on our financial position by reducing cash availability under our lines of credit. We are taking various actions, including staff reductions, to reduce cash outlays of our telecommunications segment. However, if the downturn is long-lasting and severe, we may need to continue to downsize or to restructure, sell or discontinue all or part of our telecommunications operations, which would negatively impact our business, prospects, financial condition, results of operations and cash flows.

     OUR LACK OF LONG-TERM PURCHASE ORDERS OR COMMITMENTS MAY ADVERSELY AFFECT OUR BUSINESS IF DEMAND IS REDUCED.

         During the six months ended June 30, 2002 and the year ended December 31, 2001, the sale of telecommunications equipment and related services accounted for 40.6% and 53.9%, respectively, of our total sales, and the sale of electronic components accounted for 59.4% and 46.1%, respectively, of our total sales. In many cases we have long-term contracts with our telecommunications and electronic components customers that cover the general terms and conditions of our relationships with them but that do not include long-term purchase orders or commitments. Rather, our customers issue purchase orders requesting the quantities of telecommunications equipment they desire to purchase from us, and if we are able and willing to fill those orders, then we fill them under the terms of the contracts. Accordingly, we cannot rely on long-term purchase orders or commitments to protect us from the negative financial effects of a reduced demand for our products that could result from a general economic downturn, from changes in the telecommunications and electronic components industries, including the entry of new competitors into the market, from the introduction by others of new or improved technology, from an unanticipated shift in the needs of our customers, or from other causes.

     MOST OF THE CREDIT FACILITIES OF OUR U.K. AND FRENCH SUBSIDIARIES ARE PAYMENT-ON-DEMAND FACILITIES THAT MAY BE TERMINATED AT ANY TIME. IF ANY OF THESE LENDERS WERE TO DEMAND IMMEDIATE PAYMENT OF ALL OUTSTANDING OBLIGATIONS AND/OR TERMINATE THE EXISTING CREDIT FACILITY OR FACILITIES, OUR BUSINESS WOULD SUFFER.

         XCEL Corporation Limited has an overdraft credit facility of up to approximately $1,600,000 and XCEL Power Systems Limited has a term loan credit facility of up to approximately $800,000. Although amounts owing under the overdraft credit facility are due and payable no later than September 30, 2002, the lender has the right to demand payment in full at any time prior to September 30, 2002. CXR, S.A. has credit facilities with several lenders totaling up to approximately $844,000 in the aggregate. Each credit facility has a specified repayment term. However, each lender has the right to demand payment in full at any time prior to the scheduled maturity date of a particular credit facility. The lender to our U.K. subsidiaries has advised our U.K. subsidiaries that they no longer wish to continue to finance our U.K. subsidiaries over the long term. Similarly, CXR, S.A. has been advised by its lenders that they are contemplating a reduction in the total available credit. We cannot assure you that the various lenders to our U.K. and/or French subsidiaries will not seek immediate payment of all amounts owed by them under their respective credit facilities or seek to terminate any of the existing credit facilities. Similarly, we cannot assure you that if either of these events were to occur we would be successful in obtaining the required replacement financing for our operations in the U.K. and/or France or, if we were able to obtain such financing, that the financing would occur on a timely basis, would be on acceptable terms and would be sufficient to allow us to maintain our business operations in the U.K. and/or France. Accordingly, any of these actions on the part of any of the lenders to our U.K. and/or French subsidiaries could have a material adverse impact upon our results of operations and cash flows.

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

         Our future success will depend upon our ability to enhance our current products and services and to develop and introduce new products and services that keep pace with technological developments, respond to the growth in the telecommunications and electronic components markets in which we compete, encompass evolving customer requirements, provide a broad range of products and achieve market acceptance of our products. Many of our existing and potential competitors have larger technical staffs, more established and larger marketing and sales organizations and significantly greater financial resources than we do. Our lack of resources relative to our competitors may cause us to fail to anticipate or respond adequately to technological developments and customer requirements or to experience significant delays in developing or introducing new products and services. These failures or delays could reduce our competitiveness, revenues, profit margins or market share.

     IF WE ARE UNABLE TO FULFILL BACKLOG ORDERS DUE TO CIRCUMSTANCES INVOLVING US OR ONE OR MORE OF OUR SUPPLIERS OR CUSTOMERS, OUR ANTICIPATED RESULTS OF OPERATIONS AND CASH FLOWS WILL SUFFER.

         As of June 30, 2002, we had $14,886,000 in backlog orders for our products. These orders were due in large part to the long lead times associated with our electronic components products. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. However, we cannot assure you that we will be successful in fulfilling orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

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

     OUR STOCK PRICE HAS BEEN VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS PURCHASING SHARES OF OUR COMMON STOCK.

         The market prices of securities of technology-based companies, especially telecommunications electronics companies, currently are highly volatile. The market price of our common stock has fluctuated significantly in the past. In fact, during the six months ended June 30, 2002, the high and low closing sale prices of a share of our common stock were $0.40 and $0.16, respectively. The market price of our common stock may continue to fluctuate in response to the following factors, many of which are beyond our control:

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

         For example, the recent general decline in telecommunications market activity and other changes affecting the telecommunications industry, including consolidations and restructuring of United States and foreign telephone companies, cause our sales to decrease or increase. Our sales may increase if we obtain new customers as a result of the consolidations or restructurings. However, our sales may decrease, either temporarily or permanently to the extent our customers are acquired by or combined with companies that are and choose to remain customers of our competitors.

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

     WE MAY NEED ADDITIONAL CAPITAL IN THE FUTURE, AND ADEQUATE FINANCING MAY NOT BE AVAILABLE TO US ON ACCEPTABLE TERMS, OR AT ALL. IF WE OBTAIN FINANCING THROUGH THE ISSUANCE OF EQUITY SECURITIES, FURTHER DILUTION TO EXISTING STOCKHOLDERS MAY RESULT. WE MAY BE REQUIRED TO OBTAIN FINANCING THROUGH ARRANGEMENTS THAT MAY REQUIRE US TO RELINQUISH RIGHTS OR CONTROL TO SOME OF OUR PROPRIETARY TECHNOLOGIES.

         Our future capital requirements will depend upon many factors, including the magnitude of our sales and marketing efforts, the development of new products and services, possible future strategic acquisitions, the progress of our research and development efforts and the status of competitive products and services. We believe that current and future available capital resources will be adequate to fund our operations for the foreseeable future. However, to the extent we are in need of any additional financing, there can be no assurance that any additional financing will be available to us on acceptable terms, or at all. Deteriorating global economic conditions may cause prolonged declines in investor confidence in and accessibility to capital markets. If we raise additional funds by issuing equity securities, further dilution to the existing stockholders may result. If adequate funds are not available, we may be required to delay, scale back or eliminate portions of our operations and product development and marketing efforts or to obtain funds through arrangements with partners or others that may require us to relinquish rights to some of our technologies or potential products, services or other assets. Accordingly, the inability to obtain financing could result in a significant loss of ownership and/or control of our proprietary technology and other important assets and could also adversely affect our ability to fund our continued operations and our product development and marketing efforts that historically have contributed significantly to our competitiveness.

     SHARES OF OUR COMMON STOCK ELIGIBLE OR TO BECOME ELIGIBLE FOR PUBLIC SALE COULD ADVERSELY AFFECT OUR STOCK PRICE AND MAKE IT DIFFICULT FOR US TO RAISE ADDITIONAL CAPITAL THROUGH SALES OF EQUITY SECURITIES.

         As of August 5, 2002, we had outstanding 21,513,366 shares of common stock, substantially all of which shares were either unrestricted, registered for resale under the Securities Act of 1933, or eligible for resale without registration under Rule 144 of the Securities Act of 1933. As of August 5, 2002, we also had outstanding options, warrants and preferred stock that were exercisable for or convertible into 4,870,048 shares of common stock, nearly all of which shares of common stock were registered for resale by the holders of the options, warrants and preferred stock. Sales of a substantial number of shares of our common stock in the public market, or the perception that sales could occur, could adversely affect the market price for our common stock. Any adverse effect on the market price for our common stock could make it difficult for us to sell equity securities at a time and at a price that we deem appropriate.

     BECAUSE OUR STOCK IS NOT LISTED ON A NATIONAL SECURITIES EXCHANGE, YOU MAY FIND IT DIFFICULT TO DISPOSE OF OR OBTAIN QUOTATIONS FOR OUR COMMON STOCK.

         Our common stock trades under the symbol "MCTL" on the NASD's OTC Bulletin Board(R). Because our stock trades on the OTC Bulletin Board(R) rather tHan on a national securities exchange, you may find it difficult to either dispose of, or to obtain quotations as to the price of, our common stock.

     OUR PREFERRED STOCK MAY DELAY OR PREVENT A TAKEOVER OF MICROTEL, POSSIBLY PREVENTING YOU FROM OBTAINING HIGHER STOCK PRICES FOR YOUR SHARES.

         Our board of directors has the authority to issue up to 10,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights of those shares, without any further vote or action by our stockholders. Of these shares, 200 have been designated as Series A Preferred, of which 25 were outstanding as of August 5, 2002. In addition, 150,000 shares have been designated as Series B Preferred Stock, 65,733.7 of which were outstanding as of August 5, 2002. The rights of the holders of our common stock are subject to the rights of the holders of our currently outstanding preferred stock and will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that we may issue in the future. The issuance of preferred stock, while providing desired flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, which would delay, defer or prevent a change in control of MicroTel. Furthermore, preferred stock may have other rights, including economic rights senior to the common stock, and, as a result, the issuance of preferred stock could adversely affect the market value of our common stock.

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

                                                                                              FAIR
                                                                             THERE-           VALUE
      LIABILITIES          2002      2003     2004      2005      2006       AFTER    TOTAL     12/31/01
      -----------          ----      ----     ----      ----      ----       ----     -----     --------
  Line of Credit
  (Domestic)              $1,420                                                      $1,420     $1,420

  Average Interest
  Rate                      P+1%

  Line of Credit
  (U.K.)                  $1,665                                                      $1,665     $1,665

  Average Interest
  Rate                    B+2.5%

  Overdraft (France)       $ 533                                                       $ 533      $ 533

  Average Interest
  Rate                         E

  Term Loan (Domestic)     $ 137      $ 95                                             $ 232      $ 232

  Average Interest
  Rate                      P+1%      P+1%

  Term Loan (U.K.)         $ 146     $ 146    $ 146     $ 146     $  81                $ 665      $ 665

  Average Interest
  Rate                    B+2.5%    B+2.5%    B+2.5%   B+2.5%    B+2.5%

  Term Loan (France)       $  30     $  30    $  30                                    $  90      $  90

  Average Interest
  Rate                     7.25%


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         We are not a party to any material pending legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     RECENT SALES OF UNREGISTERED SECURITIES

         In April and May 2002, we issued an aggregate of 756,742 shares of common stock upon conversion of 75,674.2 shares of Series B Preferred Stock held by four individuals and three entities.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits
         ---      --------

                  Number   Description
                  ------   -----------

                  10.1 Fourth Amendment to Credit and Security Agreement dated as of April 17, 2002 by and between CXR Telcom Corporation, XET Corporation and Wells Fargo Business Credit, Inc.

                  99.1 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

         (b)      Reports on Form 8-K
         ---      -------------------

                  None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     MICROTEL INTERNATIONAL, INC.

Dated: August 14, 2002           By: /s/ CARMINE T. OLIVA
                                    --------------------------------------------
                                    Carmine T. Oliva, Chairman of the Board,
                                    Chief Executive Officer (principal executive
                                    officer) and President

                                 By: /s/ RANDOLPH D. FOOTE
                                    --------------------------------------------
                                    Randolph D. Foote, Chief Financial Officer
                                    (principal financial and accounting officer)

                  EXHIBITS FILED WITH THIS REPORT ON FORM 10-Q

         Number   Description
         ------   -----------

         10.1 Fourth Amendment to Credit and Security Agreement dated as of April 17, 2002 by and between CXR Telcom Corporation, XET Corporation and Wells Fargo Business Credit, Inc.

         99.1 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002