Form 10-Q
period 2002-09-30
MICROTEL INTERNATIONAL INC
filed 2002-11-14
CIK 854852

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2002

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period From _________to _________

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

      As of November 6, 2002, there were 21,513,366 shares of the registrant's common stock, $0.0033 par value, outstanding.

===============================================================================

                                          MICROTEL INTERNATIONAL, INC.
                                                   FORM 10-Q
                               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                                     INDEX

                                                                                                          PAGE
PART I - FINANCIAL INFORMATION
Item 1.         Financial Statements
                  Condensed Consolidated Balance Sheets as of September 30, 2002 (unaudited)
                         and December 31, 2002............................................................F-1
                  Condensed Consolidated Statements of Operations for the Three and Nine Months
                         Ended September 30, 2002 and 2001 (unaudited)....................................F-2
                  Condensed Consolidated Statements of Other Comprehensive Income (Loss) for
                         the Three and Nine Months Ended September 30, 2002 and 2001 (unaudited)..........F-3
                  Consolidated Statements of Stockholders' Equity for the
                         Nine Months Ended September 30, 2002 (unaudited).................................F-4
                  Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
                         September 30, 2002 and 2001 (unaudited)..........................................F-5
                  Notes to Condensed Consolidated Financial Statements (unaudited)........................F-6
Item 2.         Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.....................................................................  2
Item 3.         Quantitative and Qualitative Disclosures About Market Risk................................ 15
Item 4.         Controls and Procedures................................................................... 15

PART II - OTHER INFORMATION
Item 1.         Legal Proceedings......................................................................... 16
Item 2.         Changes in Securities and Use of Proceeds................................................. 16
Item 3.         Defaults Upon Senior Securities........................................................... 16
Item 4.         Submission of Matters to a Vote of Security Holders....................................... 16
Item 5.         Other Information......................................................................... 17
Item 6.         Exhibits and Reports on Form 8-K.......................................................... 17
Signatures      .......................................................................................... 17
Certifications  .......................................................................................... 18
Exhibits Filed with this Report on Form 10-Q.............................................................. 20

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                            MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                            AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                          (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                           Sept. 30,    December 31,
ASSETS                                                                        2002          2001
                                                                            --------      --------
                                                                           (unaudited)
Current assets:
    Cash and cash equivalents                                               $    359      $    604
    Accounts receivable, net of allowance for doubtful
       accounts of $209 and $226, respectively                                 4,748         5,627
    Notes receivable                                                              31            48
    Inventories                                                                7,257         7,433
    Prepaid and other current assets                                             426           396
                                                                            --------      --------
Total current assets                                                          12,821        14,108
Property, plant and equipment, net                                               631           758
Goodwill, net                                                                  2,406         2,389
Other assets                                                                     466           433
                                                                            --------      --------
                                                                            $ 16,324      $ 17,688
                                                                            ========      ========

LIABILITIES, REDEEMABLE PREFERRED STOCK
AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable, due on demand                                            $  2,138      $  2,198
    Notes payable                                                                927         1,420
    Current portion of long-term debt                                            412           550
    Accounts payable                                                           3,791         3,783
    Accrued expenses                                                           2,209         2,471
                                                                            --------      --------
Total current liabilities                                                      9,476        10,422
Long-term debt, less current portion                                             766           763
Other liabilities                                                                356           371
                                                                            --------      --------
Total liabilities                                                             10,599        11,556
                                                                            --------      --------

Convertible redeemable Series A Preferred Stock, $10,000
    unit value. Authorized 200 shares; issued and outstanding
    25 shares (aggregate liquidation preference of $250)                         279           270

Stockholders' equity:
    Preferred stock, authorized 10,000,000 shares; Convertible
       Series B Preferred Stock, $0.01 par value; 65,733.7
       and 150,000 shares issued and outstanding, respectively
       (aggregate liquidation preferences of $421 and $960,
       respectively)                                                             411           938
    Common stock, $0.0033 par value. Authorized 50,000,000
       shares; and 21,513,000 and 20,671,000 shares issued and
       outstanding, respectively                                                  71            68
    Additional paid-in capital                                                24,888        24,358
    Accumulated deficit                                                      (19,242)      (18,459)
    Accumulated other comprehensive loss                                        (682)       (1,043)
                                                                            --------      --------
Total stockholders' equity                                                     5,446         5,862
                                                                            --------      --------
                                                                            $ 16,324      $ 17,688
                                                                            ========      ========

                See accompanying notes to condensed consolidated financial statements.

                                                 F-1

                         MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                          (UNAUDITED)

                                              Three Months Ended           Nine Months Ended
                                                 September 30,                September 30,
                                             ---------------------      ----------------------
                                              2002          2001           2002          2001
                                            --------      --------      --------      --------
                                                 (in thousands, except per share amounts)
Net sales                                  $  5,764      $  6,345      $ 16,702      $ 20,893
Cost of sales                                 3,680         3,853        10,579        11,935
                                           --------      --------      --------      --------
Gross profit                                  2,084         2,492         6,123         8,958
Operating expenses:
   Selling, general and administrative        2,094         2,457         5,814         7,943
   Engineering and product development          242           235           739           897
                                           --------      --------      --------      --------
Income (loss) from operations                  (252)         (200)         (430)          118
Other income (expense):
   Interest expense                            (119)         (113)         (303)         (311)
   Other income (loss)                          (56)           33           (33)           83
                                           --------      --------      --------      --------
Loss before income taxes                       (427)         (280)         (766)         (110)
Income tax expense (benefit)                    (97)            1             8            10
                                           --------      --------      --------      --------
Net loss                                   $   (330)     $   (281)     $   (774)     $   (120)
                                           ========      ========      ========      ========
Loss per share:
   Net loss:
      Basic                                $  (0.02)     $  (0.01)     $  (0.04)     $  (0.01)
                                           ========      ========      ========      ========
      Diluted                              $  (0.02)     $  (0.01)     $  (0.04)     $  (0.01)
                                           ========      ========      ========      ========

            See accompanying notes to condensed consolidated financial statements.

                       MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
                  THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                        (UNAUDITED)

                                                  Three Months Ended   Nine Months Ended
                                                     September 30,        September 30,
                                                  -------------------  -----------------
                                                   2002      2001        2002      2001
                                                  -----      -----      -----      -----
                                                               (in thousands)
Net loss                                          $(330)     $(281)     $(774)     $(120)
Other comprehensive income (loss) net of tax:
   Foreign currency translation adjustment           17        230      $ 361      $ (96)
                                                  -----      -----      -----      -----

Other comprehensive loss                          $(313)     $ (51)     $(413)     $(216)
                                                  =====      =====      =====      =====

          See accompanying notes to condensed consolidated financial statements.

                                            MICROTEL INTERNATIONAL INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                            (UNAUDITED)
                                                           (IN THOUSANDS)

                                              Series B
                                             Convertible                                                  Accumulated
                                            Preferred Stock        Common Stock    Additional                 Other
                                          -------------------  -------------------  Paid-in  Accumulated  Comprehensive
                                            Shares     Amount   Shares    Amount    Capital    Deficit      Income (Loss)   Total
                                          --------   --------  --------  --------   -------  -----------  ---------------  --------
Balance at December 31, 2001                   150   $    938    20,671   $     68  $ 24,358    $(18,459)    $ (1,043)     $  5,862
Preferred Series B conversions                 (84)      (527)      842          3       524          --           --            --
Foreign currency translation adjustment         --         --        --         --        --          --          361           361
Issuance of warrants for services               --         --        --         --         6          --           --             6
Accretion of redeemable preferred stock         --         --        --         --        --          (9)          --            (9)
Net loss                                        --         --        --         --        --        (774)          --          (774)
                                          --------   --------  --------   --------  --------    --------     --------      --------
Balance at September 30, 2002                   66   $    411    21,513   $     71  $ 24,888    $(19,242)    $   (682)     $  5,446
                                          ========   ========  ========   ========  ========    ========     ========      ========

          See accompanying notes to condensed consolidated financial statements.

                             MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                             NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

                                                                            Nine Months Ended Sept. 30,
                                                                                 2002         2001
                                                                                -------      -------
                                                                                  (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $  (774)     $  (120)
Adjustments to reconcile net loss to cash provided by operating activities:
      Depreciation and amortization                                                 230          272
      Amortization of intangibles                                                    --          303
      Stock and warrants issued as compensation                                       6           10
      Provision for doubtful account                                                102          144
      Provision for obsolete/slow moving inventory                                  392          545
      Changes in operating assets and liabilities:
         Accounts receivable                                                        665        1,674
         Inventories                                                               (196)      (1,750)
         Other assets                                                               (23)         366
         Accounts payable and accrued expenses                                     (269)        (903)
                                                                                -------      -------
Cash provided by operating activities                                               133          541
                                                                                -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net purchases of property, plant and equipment                                  (107)         (84)
   Cash collected on note receivable                                                 17           77
                                                                                -------      -------
Cash used in investing activities                                                   (90)          (7)
                                                                                -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net decrease in notes payable and long-term debt                                (688)        (772)
                                                                                -------      -------
Cash used in financing activities                                                  (688)        (772)
                                                                                -------      -------

Effect of exchange rate changes on cash                                             400          (81)
                                                                                -------      -------

Net decrease in cash and cash equivalents                                          (245)        (319)
                                                                                -------      -------

Cash and cash equivalents at beginning of period                                    604          756
                                                                                -------      -------

Cash and cash equivalents at end of period                                      $   359      $   437
                                                                                =======      =======

Cash paid for:
      Income tax                                                                $    33      $    34
                                                                                =======      =======
      Interest                                                                  $   250      $   304
                                                                                =======      =======

                See accompanying notes to condensed consolidated financial statements.

                          MICROTEL INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION

         MicroTel International, Inc. (the "Company") is a worldwide manufacturer of defense and aerospace electronic components and telecommunications equipment. Formed in 1989, the Company operates through three wholly-owned subsidiaries: XET Corporation ("XET"), CXR Telcom Corporation, and CXR, S.A. The Company organizes itself in two product line segments: Electronic Components and Telecommunications. The Company's electronic components group, which includes XET and its international subsidiaries, provides to the electronic components global market custom power conversion products and digital switches that primarily are used for defense and aerospace applications. The Company's telecommunications group, which comprises CXR Telcom Corporation and CXR, S.A., provides testing, transmission and network access equipment to the North American and European telecommunications industry. The Company operates out of facilities in the United States, France, the United Kingdom and Japan.

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

            The unaudited condensed consolidated financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of September 30, 2002 and December 31, 2001 and the results of operations and cash flows for the related interim periods ended September 30, 2002 and 2001. However, these results are not necessarily indicative of results for any other interim period or for the year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements included in its 2001 annual report on Form 10-K.

                          MICROTEL INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

(2) EARNINGS (LOSS) PER SHARE

            The following table illustrates the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

                                                  Three Months Ended           Nine Months Ended
                                                     September 30,               September 30,
                                               ----------------------      ----------------------
                                                 2002          2001          2002         2001
                                               --------      --------      --------      --------
                                                    (in thousands, except per share amounts)
NUMERATOR:
Net loss                                       $   (330)     $   (281)     $   (774)         (120)

Less:  accretion of the excess of the
       redemption value over the carrying
       value of redeemable preferred stock            3             3             9             9
                                               --------      --------      --------      --------
Loss attributable to common
   stockholders                                $   (333)     $   (284)     $   (783)         (129)
                                               ========      ========      ========      ========

DENOMINATOR:
Weighted average number of common
   shares outstanding during the period          21,506        20,571        21,104        20,570

Incremental shares from assumed
   exercises or conversions of warrants,
   options and preferred                           --            --            --            --
                                               --------      --------      --------      --------

Adjusted weighted average shares                 21,506        20,571        21,104        20,570
                                               ========      ========      ========      ========

Basic loss per share                           $  (0.02)     $  (0.01)     $  (0.04)     $ (0.01)
                                               ========      ========      ========      ========
Diluted loss per share                         $  (0.02)     $  (0.01)     $  (0.04)     $ (0.01)
                                               ========      ========      ========      ========

            The computation of diluted loss per share for the nine month periods ended September 30, 2002 and 2001 and for the three month periods ended September 30, 2002 and 2001 excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants because either their effect was antidilutive due to losses incurred by the Company or such instruments had exercise prices greater than the average market price of the common shares during the periods presented.

                          MICROTEL INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

         The following options and warrants were not included in the computation of diluted income (loss) per share due to their antidilutive effect: September 30, 2002 September 30, 2001

                                              September 30, 2002   September 30, 2001
                                              ------------------   ------------------
Options and warrants to purchase shares
of common stock                                   2,802,204              3,350,705

  Exercise prices                               $0.20 - $3.44          $0.25 - $3.44

  Expiration dates                              October 2002 -         November 2001 -
                                                February 2012             June 2011

            The following shares of convertible preferred stock were not included in the computation of diluted income (loss) per share due to their antidilutive effect:

                                             September 30, 2002       December 31, 2001
                                             ------------------       -----------------

Series A Preferred Stock                      1,263,250                     1,263,250
Series B Preferred Stock                        657,337                     1,500,000
                                              ---------                     ---------
                                              1,920,587                     2,763,250

(3)   INVENTORIES

Inventories consist of the following.

                                             September 30, 2002       December 31, 2001
                                             ------------------       -----------------
  Raw materials                                   $2,422,000               $2,806,000
  Work-in-process                                  3,269,000                2,879,000
  Finished goods                                   1,566,000                1,748,000
                                                  ----------               ----------
                                                  $7,257,000               $7,433,000
                                                  ==========               ==========

(4) NOTES PAYABLE

            On April 17, 2002, the Company executed the Fourth Amendment to its August 16, 2000 Credit and Security Agreement with Wells Fargo Business Credit, Inc. The amendment increased the ceiling on the inventory portion of the borrowing base to $400,000 during the months of January through April and $300,000 through December for each year. The financial covenants were also amended and the credit facility was extended through August 16, 2005.

                          MICROTEL INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

(5) NOTES PAYABLE, DUE ON DEMAND

            The Company's subsidiaries in France and in the U.K. have short-term borrowing facilities with separate banks, which facilities are due on demand. During 2002, one of the Company's U.K. subsidiaries exceeded the borrowing limit on its overdraft credit facility and, as a result, that subsidiary's bank had the right to charge penalty interest at the rate of 2% per month on the excess borrowings but did not exercise that right.

            Amounts owing under the U.K. overdraft credit facility were due and payable no later than September 30, 2002. The Company's U.K. subsidiary obtained a replacement overdraft credit facility as of November 12, 2002. The new facility is for a maximum of $2,385,000 and includes a $556,500 cash flow loan, a $127,000 term loan secured by fixed assets and a $1,701,500 loan secured by accounts receivable. For purposes of this disclosure, the Company converted these loan values using the exchange rate in effect at November 12, 2002 for the conversion of British pound sterling into United States dollars. The interest rate is 2% over the lender's base rate and is subject to a minimum rate of 4% per annum. There are no financial performance covenants applicable to this credit facility. However, the lender has the right to demand payment in full at any time.

            The Company's French subsidiary, CXR, S.A., has credit facilities with several lenders totaling up to approximately $951,000 in the aggregate. Each credit facility has a specified repayment term. However, each lender has the right to demand payment in full at any time prior to the scheduled maturity date of a particular credit facility. Although none of the lenders to CXR, S.A. have indicated a desire to demand immediate payment of all outstanding principal and interest balances on their respective credit facilities, CXR, S.A. has been advised by its lenders that because CXR, S.A. has experienced a substantial reduction in revenue, the lenders are contemplating a reduction in the total available credit. As a result, the Company is in the process of seeking alternative financing sources in France.

(6) INCOME TAXES

            The Company recorded an income tax benefit during the three months ended September 30, 2002, reversing the provision for U.K. income taxes recorded in the prior two quarters of the year. This reversal was due to the determination that U.K. net operating loss carryforwards can be used to offset current tax liabilities. A 100% valuation allowance has been provided on the total U.S. deferred income tax assets, as they are not more likely than not to be realized.

(7)   Reportable Segments

            The Company has two reportable segments: Electronic Components and Telecommunications. The Electronic Components segment operates in the United States, European and Asian markets and designs, manufactures and markets primarily digital switches and power supplies for the defense and aerospace markets. The Telecommunications segment operates principally in the United States and European markets and designs, manufactures and distributes telecommunications test instruments and voice and data transmission and networking equipment.

                          MICROTEL INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

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

            There were no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the amounts disclosed in the Company's audited consolidated financial statements included in its 2001 annual report on Form 10-K. Selected financial data for each of the Company's operating segments is shown below:

                                     Three months      Three months      Nine Months      Nine Months
                                    ended Sept. 30    ended Sept. 30    ended Sept. 30   ended Sept. 30
                                        2002               2001             2002              2001
                                     ------------      ------------     ------------      ------------
 Sales to external customers:
        Electronic Components        $  3,397,000      $  2,862,000     $  9,899,000      $  9,442,000
        Telecommunications              2,367,000         3,483,000        6,803,000        11,451,000
                                     ------------      ------------     ------------      ------------
                                     $  5,764,000      $  6,345,000     $ 16,702,000      $ 20,893,000
                                     ============      ============     ============      ============

Segment pretax profits (losses):
        Electronic Components        $    570,000      $    322,000     $  1,942,000      $  1,969,000
        Telecommunications               (442,000)           53,000       (1,211,000)          180,000
                                     ------------      ------------     ------------      ------------
                                     $    128,000      $    375,000     $    731,000      $  2,149,000
                                     ============      ============     ============      ============

                                  September 30,    December 31,
                                     2002             2001
                                  -----------     -----------
Segment assets:
        Electronic Components     $ 9,269,000     $ 9,060,000
        Telecommunications          6,870,000       8,317,000
                                  -----------     -----------
                                  $16,139,000     $17,377,000
                                  ===========     ===========

            The following is a reconciliation of the reportable segment income
(loss) and assets to the Company's consolidated totals:

                                               Three months      Three months      Nine Months      Nine Months
                                               ended Sept. 30   ended Sept. 30   ended Sept. 30   ended Sept. 30
                                                  2002               2001             2002              2001
                                               ------------      ------------     ------------      ------------
PRETAX INCOME
Total income for reportable segments            $   128,000      $   375,000      $   731,000      $ 2,149,000
Unallocated amounts:
     Unallocated general corporate expenses         555,000          655,000        1,497,000        2,259,000
                                                -----------      -----------      -----------      -----------
Consolidated loss before income taxes           $  (427,000)     $  (280,000)     $  (766,000)     $  (110,000)
                                                ===========      ===========      ===========      ===========

                          MICROTEL INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

                                         September 30,    December 31,
                                              2002              2001
                                          ------------     -----------
ASSETS
 Total assets for reportable segments     $ 16,139,000     $17,377,000
 Other assets                                 185,000         311,000
                                          ------------     -----------

 Total consolidated assets                $ 16,324,000     $17,688,000
                                          ============     ===========

(8) GOODWILL - ADOPTION OF SFAS No. 142

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

            The Company initially applied SFAS No. 142 on January 1, 2002. The amortization expense and net income of the Company for the initial nine-month period of application ended September 30, 2002 and the comparable period in 2001 are included in the table below. The Company recognized no extraordinary items in either of those periods.

                                               Three months        Three months          Nine months     Nine months
                                              ended Sept 30,      ended Sept. 30,      ended Sept. 30,  ended Sept. 30,
                                                   2002                  2001                2002             2001
                                              --------------      ----------------      -------------   --------------
Reported net loss:                            $     (330,000)     $       (281,000)     $  (774,000)   $    (120,000)
     Add back: goodwill
         amortization                                   --                 108,000             --            303,000
                                              --------------      ----------------      -----------      -----------
     Adjusted net income (loss) excluding
         amortization of goodwill             $     (330,000)     $       (173,000)     $  (774,000)   $     183,000
                                              ==============      ================      ===========      ===========
Reported loss per share:
            Basic                             $        (0.02)     $          (0.01)     $     (0.04)  $        (0.01)
                                              ==============      ================      ===========      ===========
            Diluted                           $        (0.02)     $          (0.01)     $     (0.04)  $        (0.01)
                                              ==============      ================      ===========      -----------
Amortization of goodwill -
   basic                                                --                    --               --               0.02
Amortization of goodwill -
   diluted                                              --                    --               --               0.02
Adjusted earnings (loss) per
   share
            Basic                             $        (0.02)     $          (0.01)     $     (0.04)  $       (0.01)
                                              ==============      ================      ===========      ===========
            Diluted                           $        (0.02)     $          (0.01)     $     (0.04)  $       (0.01)
                                              ==============      ================      ===========      ===========

(9) NEW ACCOUNTING PRONOUNCEMENTS

         In October 2001, the FASB issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," or SFAS 144. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for the Company's consolidated financial statements beginning January 1, 2002. The implementation of SFAS No. 144 did not have a material impact on the Company's consolidated financial position or results of operations.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of this statement to have a material effect on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes to financial statements included elsewhere in this document. This report and our condensed consolidated financial statements and notes to financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

         o the projected growth or contraction in the electronic components and telecommunications markets;

         o our business strategy for expanding, maintaining or contracting our presence in these markets;

         o anticipated trends in our financial condition and results of operations; and

         o our ability to distinguish ourselves from our current and future competitors.

         We do not undertake to update, revise or correct any forward-looking statements.

         The information contained in this document is not a complete description of our business or the risks associated with an investment in our common stock. Before deciding to buy or maintain a position in our common stock, you should carefully review and consider the various disclosures we made in this report, and in our other materials filed with the Securities and Exchange Commission that discuss our business in greater detail and that disclose various risks, uncertainties and other factors that may affect our business, results of operations or financial condition. In particular, you should review our annual report on Form 10-K for the year ended December 31, 2001, and the "Risk Factors" we included in that report and in our quarterly report on Form 10-Q for the quarter ended June 30, 2002.

         Any of the factors described above or in the "Risk Factors" sections of our earlier filings could cause our financial results, including our net income
(loss) or growth in net income (loss) to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

OVERVIEW

         Through our three direct wholly-owned operating subsidiaries, XET Corporation, CXR Telcom Corporation, or CXR Telcom, and CXR, S.A., and through the divisions and subsidiaries of our subsidiaries, we design, manufacture, assemble, and market products and services in the following two material business segments:

         o        Electronic Components

                  --     Digital Switches

                  --     Electronic Power Supplies

         o        Telecommunications

                  -- Telecommunications Test Instruments (analog and digital test instruments used in the installation, maintenance, management and optimization of public and private communication networks)

                  -- Transmission and Network Access Products (range of products for accessing public and private networks for the transmission of data, voice and video)

         Our sales are primarily in North America, Europe and Asia. Sales to customers in the electronic components segment, primarily to aerospace customers, military contractors and industrial customers, were 58.9% and 41.1% respectively, of our total net sales during the nine month periods ended September 30, 2002 and September 30, 2001. The remainder of our sales were to telecommunications equipment customers. Revenues are recorded when products are shipped if shipped FOB shipping point or when received by the customer if shipped FOB destination.

CRITICAL ACCOUNTING POLICIES

         Our significant accounting policies are described in Note 1 to our audited consolidated financial statements included in Item 8 of our annual report on Form 10-K for the year ended December 31, 2001. We believe our most critical accounting policies include inventory valuation, goodwill impairment and foreign currency translation.

      INVENTORY VALUATION

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

         In assessing potential impairment of goodwill, we consider these factors as well as forecasted financial performance of the acquired businesses. If forecasts are not met, we may have to record additional impairment charges not previously recognized. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of those respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets that were not previously recorded. On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," or SFAS No. 142, and were required to analyze our goodwill for impairment issues by June 30, 2002, and then periodically after that date. During the nine months ended September 30, 2002 and the year ended December 31, 2001, we did not record any impairment losses related to goodwill and other intangible assets.

      FOREIGN CURRENCY TRANSLATION

         We have foreign subsidiaries that together accounted for 54.6% of our net revenues, 66.3% of our assets and 68.4% of our total liabilities as of and for the year ended December 31, 2001 and for 59.5% of our net revenues, 71.8% of our assets and 72.9% of our total liabilities as of and for the nine months ended September 30, 2002. In preparing our consolidated financial statements, we are required to translate the financial statements of our foreign subsidiaries from the currencies in which they keep their accounting records into United States dollars. This process results in exchange gains and losses which, under relevant accounting guidance, are either included within our statement of operations or as a separate part of our net equity under the caption "cumulative translation adjustment."

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

         Based on our assessment of the factors discussed above, we consider the functional currency of each of our international subsidiaries to be each subsidiary's local currency. Accordingly we hadcumulative translation losses of $682,000 and $1,043,000 that were included as part of accumulated other comprehensive loss within our balance sheets at September 30, 2002 and December 31, 2001, respectively. During the nine months ended September 30, 2002 and the year ended December 31, 2001, we included translation adjustments of a gain of approximately $361,000 and a loss of $312,000, respectively, under accumulated other comprehensive income and loss.

            If we had determined that the functional currency of our subsidiaries was United States dollars, these gains or losses would have decreased or increased our loss for the three and nine month periods ended September 30, 2002 and 2001. The magnitude of these gains or losses depends upon movements in the exchange rates of the foreign currencies in which we transact business as compared to the value of the United States dollar. These currencies include the euro, the British pound and the Japanese yen. Any future translation gains or losses could be significantly higher than those we recorded for the nine months ended September 30, 2002 and the year ended December 31, 2001.

RESULTS OF OPERATIONS

   THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO
   THREE MONTHS ENDED SEPTEMBER 30, 2001

            The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of total net sales:

                                                    Three Months Ended
                                                       September 30,
                                                 ----------------------
                                                   2002         2001
                                                  -------      --------
          Net sales .........................       100.0%      100.0%
          Cost of sales .....................        63.9        60.7
                                                  -------       -----
          Gross profit ......................        36.1        39.3
          Selling, general and administrative
            expenses ........................        36.3        38.8
          Engineering and product development
            expenses ........................         4.2         3.7
                                                  -------       -----
          Operating loss ....................        (4.4)       (3.2)
          Interest expense ..................        (2.0)       (1.8)
          Other income (expense) ............        (1.0)        0.6
                                                  -------       -----
          Loss before income tax benefit ....        (7.4)       (4.4)
          Income tax benefit ................        (1.7)        --
                                                  -------       -----
          Net loss ..........................        (5.7)%      (4.4)%
                                                  =======       =====

         NET SALES. Net sales for the three months ended September 30, 2002 decreased by $581,000 (9.2%) to $5,764,000 as compared to $6,345,000 for the three months ended September 30, 2001.

         Net sales of our electronic components increased by $535,000 (18.7%) to $3,397,000 as compared to $2,862,000 for the three months ended September 30, 2001, mainly due to a $480,000 (38.6%) increase in sales of power supplies by XCEL Corporation Ltd., or XCL, due to increased rate of products shipped under long-term programs. Net sales of digital switches manufactured by XET Corporation's Digitran Division declined by $97,000 (7.1%) to $1,260,000 as compared to $1,357,000 for the three months ended September 30, 2001 but increased by $266,000 (26.8%) over the dollar amount of digital switches sold in the second quarter of 2002 due to increased sales volume. Sales of the Digitran Division's subassemblies and other items increased by $264,000 (471.4%) to $320,000 as compared to $56,000 for the three months ended September 30, 2001, due to new contracts for electronic subsystems from a major aerospace company. These contracts were executed beginning in January 2002, and the final shipments under these contracts will be in November 2002.

         Net sales of our telecommunications products and services for the three months ended September 30, 2002 declined by $1,116,000 (32.0%) to $2,367,000 as compared to $3,483,000 for the three months ended September 30, 2001. Test equipment net sales for the three months ended September 30, 2002 decreased by $806,000 (51.6%) to $755,000 as compared to $1,561,000 for the three months ended September 30, 2001. The sales decline resulted from a $290,000 reduction in sales of test equipment by CXR Telcom and a $516,000 reduction in resales of test equipment by CXR, S.A., our French subsidiary. Management believes the sales decline for CXR Telcom resulted primarily from reductions in capital spending in the three months ended September 30, 2002 as compared to capital spending in the three months ended September 30, 2001 by many of our telecommunications customers due to generally weak telecommunications markets. Management believes the sales decline for CXR, S.A. occurred primarily because the exclusive distribution agreement that CXR, S.A. had with Sunrise Telecom, Inc. terminated as of November 1, 2001, and CXR, S.A. has chosen not to remain in the test instruments resale business except to support a limited number of existing customers.

         Net sales of our CXR HALCYON 704 series field test equipment decreased by $231,000 (30.9%) to $517,000 as compared to $748,000 for the three months ended September 30, 2001. Net sales of our T-Com central office test equipment product line declined by $58,000 (28.0%) to $149,000 as compared to $207,000 for the three months ended September 30, 2001, primarily due to continued weakening in the market for test equipment used in central offices and by test equipment manufacturers.

         We believe that many of the United States telecom customers that CXR Telcom serves built networks to handle an anticipated demand for voice and data traffic that has not yet occurred. Consequently, many of these customers reduced their purchasing budgets for 2002. This has had a negative impact on CXR Telcom's sales.

         CXR, S.A. produces all of our transmission products and networking equipment. Net sales of transmission products and networking services provided by CXR, S.A. decreased by $216,000 (12.8%) to $1,468,000 as compared to $1,684,000 for the three months ended September 30, 2001. Total net sales by CXR, S.A., including both test equipment and transmission and networking equipment, decreased by $516,000 (28.0%) to $1,324,000 as compared to $1,840,000 for the three months ended September 30, 2001, primarily due to a lower sales volume of test equipment. We believe that the decreases in CXR, S.A.'s and CXR Telcom's sales relate to the overall slowdown in the telecom markets and the termination of the Sunrise Telecom contract discussed above.

         GROSS PROFIT. Gross profit as a percentage of total net sales decreased to 36.2% for the three months ended September 30, 2002, as compared to 39.3% for the comparable period in 2001. In dollar terms, total gross profit decreased by $408,000 (16.4%) to $2,084,000 as compared to $2,492,000 for the three months ended September 30, 2001.

         Gross profit for our electronic components segment increased in dollar terms by $255,000 (24.7%) to $1,288,000 as compared to $1,033,000 for the three months ended September 30, 2001, andincreased as a percentage of related net sales from 36.1% for the three months ended September 30, 2001 to 37.9% for the three months ended September 30, 2002. This increase primarily was due to increased sales of higher margin electronic components and subsystems by the Digitran Division.

         Gross profit for our telecommunications segment decreased in dollar terms by $663,000 (45.4%) to $796,000 as compared to $1,459,000 for the three months ended September 30, 2001, and decreased as a percentage of net sales from 41.9% for the three months ended September 30, 2001 to 33.6% for the three months ended September 30, 2002. The decrease in gross profit as a percentage of net sales primarily was due to the substantial reduction in sales volume that increased overhead costs on a per unit basis.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $363,000 (14.8%) to $2,094,000 as compared to $2,457,000 for the three months ended September 30, 2001. This decrease in selling, general and administrative expenses was due to several factors. For example, we incurred $156,000 in legal and accounting fees during the three months ended September 30, 2001 in connection with amendments to a securities registration statement and prior periodic reports but did not incur any of those expenses during the three months ended September 30, 2002. Selling expenses were reduced by $115,000, primarily due to staff reductions. Also, due to the new accounting rules of SFAS No. 142, effective January 1, 2002 we no longer amortize goodwill. Goodwill accounted for approximately $108,000 of our amortization expense in the three months ended September 30, 2001.

         ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses consist primarily of research and product development activities of our telecommunications segment. These expenses increased slightly by $7,000 (3.0%) to $242,000 as compared to $235,000 for the three months ended September 30, 2001, reflecting the cost savings from the closure of our St. Charles, Illinois engineering facility in August 2001 and the relocation, consolidation and downsizing of that engineering function into our Fremont, California facility, as offset by increased engineering expenses of the Digitran Division.

         OTHER INCOME (EXPENSE). Interest expense increased slightly to $119,000 for the three months ended September 30, 2002 from $113,000 in the comparable period in 2001. Other expense of $56,000 in the third quarter of 2002 primarily resulted from foreign currency transaction losses.

         INCOME TAX BENEFIT. Income tax benefit for the three months ended September 30, 2002 was $97,000, as compared to an expense of $1,000 for the comparable prior year period. The income tax benefit primarily was related to the determination by our tax advisors that certain U.K. net operating losses would be available and certain U.K. income taxes would be refundable.

         NET LOSS. Net loss for the three months ended September 30, 2002 was $330,000, as compared to net loss of $281,000 for the three months ended September 30, 2001. The pretax loss for the three months ended September 30, 2002 was $427,000 as compared to the pretax loss of $280,000 for the prior year period. The major contributing factor to the increase in pretax loss was the lower sales volume of our telecommunications segment. We took in 2001, and continue to take in 2002, various actions to reduce costs through staff reductions in our telecommunications operations in the United States and France and through various other methods. If these actions are not sufficient to reduce cash outlays below revenue levels, then we may be required to restructure or divest all or part of our telecommunications operations.

   NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO
   NINE MONTHS ENDED SEPTEMBER 30, 2001

         The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of total net sales:

                                                    Nine Months Ended
                                                     September 30,
                                                  --------------------
                                                    2002         2001
                                                  -------       ------
          Net sales .........................       100.0%      100.0%
          Cost of sales .....................        63.3        57.1
                                                  -------       -----
          Gross profit ......................        36.7        42.9
          Selling, general and administrative
            expenses ........................        34.9        38.0
          Engineering and product development
            expenses ........................         4.4         4.3
                                                  -------       -----
          Operating income (loss) ...........        (2.6)        0.6
          Interest expense ..................        (1.8)       (1.5)
          Other income (expense) ............        (0.2)        0.3
                                                  -------       -----
          Loss before income tax expense ....        (4.6)       (0.6)
          Income tax expense ................         --          --
                                                  -------       -----
          Net loss ..........................        (4.6)%      (0.6)%
                                                  =======       =====

         NET SALES. Net sales for the nine months ended September 30, 2002 decreased by $4,191,000 (20.1%) to $16,702,000 as compared to $20,893,000 for the nine months ended September 30, 2001.

         Net sales of our electronic components increased by $457,000 (4.8%) to $9,899,000 as compared to $9,442,000 for the nine months ended September 30, 2001. Sales of power supplies by XCL increased by $984,000 (24.4%) to $5,011,000 as compared to $4,027,000 for the nine months ended September 30, 2001 due to an increased rate of products shipped under long-term programs. Sales of digital switches manufactured by the Digitran Division declined by $1,193,000 (24.9%) to $3,597,000 as compared to $4,790,000 for the nine months ended September 30, 2001. The decline in sales of digital switches was a result of lower than expected orders, which we believe is a temporary situation. However, XET Corporation increased its sales of subassemblies by $787,000 (403.6%) to $982,000 as compared to $195,000 for the nine months ended September 30, 2001 due to new contracts for electronic subsystems from a major aerospace company. These contracts were executed beginning in January 2002, and the final shipments under these contracts will be in November 2002. We believe that the Digitran Division will have an opportunity to acquire new electronic subsystems contracts in 2003.

         Net sales of our telecommunications products and services for the nine months ended September 30, 2002 declined by $4,648,000 (40.6%) to $6,803,000 as compared to $11,451,000 for the nine months ended September 30, 2001. Test equipment net sales for the nine months ended September 30, 2002 decreased by $3,763,000 (61.5%) to $2,359,000 as compared to $6,122,000 for the nine months ended September 30, 2001. The sales decline resulted from a $2,103,000 reduction in sales of test equipment by CXR Telcom and a $1,660,000 reduction in resales of test equipment by CXR, S.A. Management believes the sales decline for CXR Telcom resulted primarily from reductions in capital spending in the nine months ended September 30, 2002 as compared to capital spending in the nine months ended September 30, 2001 by many of our telecommunications customers due to generally weak telecommunications markets. Management believes the sales decline for CXR, S.A. occurred primarily because the exclusive distribution agreement that CXR, S.A. had with Sunrise Telecom, Inc. terminated as of November 1, 2001, and CXR, S.A. has chosen not to remain in the test instruments resale business except to support a limited number of existing customers.

         Net sales of our CXR HALCYON 704 series field test equipment decreased by $1,632,000 (51.2%) to $1,553,000 as compared to $3,185,000 for the nine months ended September 30, 2001. Net sales of our T-Com central office test equipment product line declined by $471,000 (54.3%) to $397,000 as compared to $868,000 for the nine months ended September 30, 2001, primarily due to continued weakening in the market for test equipment.

         We believe that many of the United States telecom customers that CXR Telcom serves built networks to handle an anticipated demand for voice and data traffic that has not yet occurred. Consequently, many of these customers reduced their purchasing budgets for 2002. This has had a negative impact on CXR Telcom's sales.

         CXR, S.A.produces all of our transmission products and networking equipment. Net sales of transmission products and networking equipment produced by CXR, S.A. decreased by $687,000 (14.4%) to $4,083,000 as compared to $4,770,000 for the nine months ended September 30, 2001, primarily because of the weak telecom market. Total net sales by CXR, S.A., including both test equipment and transmission and networking equipment, decreased by $2,015,000 (33.2%) to $4,052,000 as compared to $6,067,000 for the nine months ended September 30, 2001. We believe that the decreases in CXR, S.A.'s and CXR Telcom's sales relate to the overall slowdown in the telecom markets and the termination of the Sunrise Telecom contract discussed above, and that the French national and local elections in April and May 2002 may have caused a delay in purchases by major governmental customers of CXR, S.A.

         GROSS PROFIT. Gross profit as a percentage of total net sales decreased to 36.7% for the nine months ended September 30, 2002, as compared to 42.9% for the comparable period in 2001. In dollar terms, total gross profit decreased by $2,835,000 (31.6%) to $6,123,000 as compared to $8,958,000 for the nine months ended September 30, 2001.

         Gross profit for our electronic components segment decreased in dollar terms by $202,000 (5.0%) to $3,820,000 as compared to $4,022,000 for the nine months ended September 30, 2001, and decreased as a percentage of related net sales from 42.6% for the nine months ended September 30, 2001 to 38.6% for the nine months ended September 30, 2002. This decrease primarily was the result of reduced profit margins on power supply sales by XCL due to a less profitable product mix.

         Gross profit for our telecommunications segment decreased in dollar terms by $2,633,000 (53.3%) to $2,303,000 as compared to $4,936,000 for the nine months ended September 30, 2001, and decreased as a percentage of net sales from 43.1% for the nine months ended September 30, 2001 to 33.8% for the nine months ended September 30, 2002. The decrease in gross profit as a percentage of net sales primarily was due to the substantial reduction in sales volume that increased overhead costs on a per unit basis.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $2,129,000 (26.8%) to $5,814,000 as compared to $7,943,000 for the nine months ended September 30, 2001. This decrease in selling, general and administrative expenses was due to several factors. For example, we incurred $608,000 in legal and accounting fees during the nine months ended September 30, 2001 in connection with amendments to a securities registration statement and prior periodic reports but did not incur any of those expenses during the nine months ended September 30, 2002. Selling expenses were reduced by $655,000 in our telecommunications segment and $115,000 in our electronic components segment primarily due to lower commissions on reduced sales and reduced costs during the nine months ended September 30, 2002. Administrative costs were reduced by $327,000 in our telecommunications segment and $268,000 in our electronic components segment primarily due to staff reductions at CXR Telcom and XCL. Also, due to the new accounting rules of SFAS No. 142, effective January 1, 2002 we no longer amortize goodwill. Goodwill accounted for $303,000 of our amortization expense in the nine months ended September 30, 2001.

         ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses consist primarily of research and product development activities of our telecommunications segment. These expenses decreased by $158,000 (17.6%) to $739,000 as compared to $897,000 for the nine months ended September 30, 2001, reflecting the cost savings from the closure of our St. Charles, Illinois engineering facility in August 2001 and the relocation, consolidation and downsizing of that engineering function into our Fremont, California facility.

         OTHER INCOME AND EXPENSE. Interest expense declined slightly to $303,000 for the nine months ended September 30, 2002 from $311,000 in the comparable period in 2001. Other expense was $33,000 in the first nine months of 2002 as compared to $83,000 of other income reported in the comparable period in 2001. The change primarily was caused by foreign currency transaction losses in international transactions, most of which losses were incurred by our Japanese subsidiary.

         INCOME TAX EXPENSE. Income tax expense for the nine months ended September 30, 2002 was $8,000, as compared to $10,000 for the comparable prior year period. Income tax expense primarily comprised miscellaneous state income taxes.

         NET LOSS. Net loss for the nine months ended September 30, 2002 was $774,000, as compared to net loss of $120,000 for the nine months ended September 30, 2001. The major cause of this change was the reduction in sales of our telecommunications segment below the level needed to cover fixed costs. We took in 2001, and continue to take in 2002, various actions to reduce costs through staffing reductions in our telecommunications operations in the United States and France and through various other methods. If these actions are not sufficient to reduce cash outlays below revenue levels, then we may be required to restructure or divest all or part of our telecommunications operations.

LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended September 30, 2002 and the year ended December 31, 2001, we funded our operations primarily through revenue generated from our operations and through our lines of credit with Wells Fargo Business Credit, Inc. and various foreign banks. As of September 30, 2002, we had working capital of $3,346,000, an accumulated deficit of $19,242,000, an accumulated other comprehensive loss of $682,000, $359,000 in cash and cash equivalents and $4,748,000 of accounts receivable. As of December 31, 2001, we had working capital of $3,686,000, an accumulated deficit of $18,459,000 an accumulated other comprehensive loss of $1,043,000, $604,000 in cash and cash equivalents and $5,627,000 of accounts receivable.

         Cash provided by our operating activities totaled $133,000 for the nine months ended September 30, 2002, as compared to $541,000 of cash provided by our operating activities for the comparable period in 2001. This decrease in cash provided by our operations during the nine months ended September 30, 2002 primarily resulted from lower collections of accounts receivable due to lower sales.

         Cash used in our investing activities totaled $90,000 for the nine months ended September 30, 2002, as compared to $7,000 for the nine months ended September 30, 2001. Cash used in our investing activities for the nine months ended September 30, 2002 included $107,000 of costs associated with the installation of our new Enterprise Resource Planning system, which system we expect will improve the efficiency of our operations.

         Cash used in financing activities totaled $688,000 for the nine months ended September 30, 2002, as compared to $772,000 for the comparable period in 2001, primarily due to payments that reduced bank debt.

         On August 16, 2000, our subsidiaries, CXR Telcom and XET Corporation, together with MicroTel acting as guarantor, obtained a credit facility extension and modification from Wells Fargo Business Credit, Inc. In April 2002, the maturity date of the facility was extended by two years to August 16, 2005. Since April 17, 2002, the facility has provided for a revolving loan of up to $3,000,000 secured by inventory and accounts receivable and a term loan in the amount of $687,000 secured by machinery and equipment. On September 30, 2002, the interest rate was the prime rate (then 4.75%) plus 1%, subject to a minimum interest charge of $13,500 per month. The balance outstanding at September 30, 2002 was $927,000 on the revolving loan and $129,000 on the term loan, and we had available to us $80,000 of additional borrowings under the revolving loan. The credit facility contains restrictive financial covenants that are set by mutual agreement of us and our lender each year. At September 30, 2002, we were in compliance with such covenants.

         Our foreign subsidiaries have credit facilities with Lloyds Bank in England, Banc National du Paris, Societe General and Banque Hervet in France and Johan Tokyo Credit Bank in Japan. The balances outstanding under our U.K., France and Japan credit facilities were $1,934,000, $951,000 and zero dollars, respectively, on September 30, 2002. Of the total $1,934,000 balance owed to Lloyds Bank, $1,320,000 was owed by XCL under a $1,600,000 overdraft credit facility and $614,000 was owed by XCEL Power Systems Ltd., a subsidiary of XCL ("XPS"), under an $800,000 term facility. Due to a rapid expansion in sales, XCL exceeded the borrowing limit contained in its overdraft credit facility with Lloyds Bank at June 30, 2002. As a result, Lloyds Bank had the right to charge penalty interest at the rate of 2% per month on the excess borrowings but did not exercise that right. Amounts owing under the overdraft credit facility were due and payable no later than September 30, 2002.

         XPS has obtained an overdraft credit facility with Venture Financing PLC, an affiliate of ABN AMRO Holdings N.V., which new facility replaced the Lloyds Bank facility as of November 12, 2002. The new facility is for a maximum of $2,385,000 and includes a $556,500 cash flow loan, a $127,000 term loan secured by fixed assets and a $1,071,500 loan secured by accounts receivable. For purposes of this discussion, we converted these loan values using the exchange rate in effect at November 12, 2002 for the conversion of British pound sterling into United States dollars. The interest rate is 2% over the base rate of Venture Financing PLC and is subject to a minimum rate of 4% per annum. There are no financial performance covenants applicable to this credit facility. However, Venture Financing PLC has the right to demand payment in full at any time.

         CXR, S.A. has credit facilities with several lenders totaling up to approximately $951,000 in the aggregate. Each credit facility has a specified repayment term. However, each lender has the right to demand payment in full at any time prior to the scheduled maturity date of a particular credit facility. Although none of the lenders to CXR, S.A. have indicated a desire to demand immediate payment of all outstanding principal and interest balances on their respective credit facilities, CXR, S.A. has been advised by its lenders that because CXR, S.A. has experienced a substantial reduction in revenue, the lenders are contemplating a reduction in the total available credit. As a result, we are in the process of seeking alternative financing sources in France.

         We cannot assure you that the various lenders to our U.K. and/or French subsidiaries will not seek immediate payment of all amounts owed by them under their respective credit facilities or seek to terminate any of the existing credit facilities. Similarly, we cannot assure you that if either of these events were to occur we would be successful in obtaining the required replacement financing for our operations in the U.K. and/or France or, if we were able to obtain such financing, that the financing would occur on a timely basis, would be on acceptable terms and would be sufficient to allow us to maintain our business operations in the U.K. and/or France. Accordingly, any of these actions on the part of any of the lenders to our U.K. and/or French subsidiaries could adversely impact our results of operations and cash flows.

         Our backlog was $13,516,000 as of September 30, 2002, as compared to $14,885,000 as of December 31, 2001. Our backlog as of September 30, 2002 was 96.7% related to our electronic components business, which business tends to provide us with long lead times for our manufacturing processes due to the custom nature of the products, and 3.3% related to our telecommunications business, which business tends to deliver standard products from stock as orders are received. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

         During the nine months ended September 30, 2002 and the year ended December 31, 2001, 40.7% and 53.9%, respectively, of our sales were to customers in the telecommunications industry. We experienced 40.6% and 5.6% declines in our telecommunications segment sales in the nine months ended September 30, 2002 and the year ended December 31, 2001, respectively, as compared to the comparable prior year periods. We believe these declines primarily were due to a general business decline experienced by many of our telecommunications customers. We cannot predict the duration or severity of the telecommunications market downturn or the extent to which the downturn will continue to negatively affect our ability to sell our products and services to customers in the telecommunications industry. A further reduction in sales would reduce our accounts receivable balances, which in turn would have an adverse effect on our financial position by reducing the amount of cash available under our lines of credit.

         We took various actions to reduce costs in 2001 and are reducing costs further through staff reductions and other cost-reducing actions in 2002. These actions are intended to reduce the cash outlays of our telecommunications segment to match its revenue rate. If these actions are not sufficient to reduce cash outlays below revenue levels, then we may restructure or divest all or part of our telecommunications operations.

         The following table outlines payments due from us or our subsidiaries under our lines of credit and other significant contractual obligations over the next five years, exclusive of interest:

                                                        PAYMENTS DUE BY PERIOD
            CONTRACTUAL                                      (IN THOUSANDS)
          OBLIGATIONS AT
          SEPT. 30, 2002                   2002        2003       2004        2005         2006      THEREAFTER         TOTAL
  -----------------------------------  -----------  ----------  --------    ---------   --------   -------------     -------------

 Line of Credit (Domestic)            $     927    $           $           $           $           $                  $    927
  Line of Credit (U.K.)                    1,320                                                                          1,320
  Overdraft (France)                         818                                                                            818
  Term Loan (Domestic)                       114         15                                                                 129
  Term Loan (U.K.)                           134        146        146         146           42                             614
  Term Loan (France)                          22         56         56                                                      134
  Capitalized Lease Obligations               57         94         58          31                                          240
  Other Promissory Notes                      60                                                                             60
  Operating Leases                           196        158         97           1                                          452
                                        -----------  ----------  --------    ---------   --------   -------------     -------------
                                       $   3,648     $  469      $ 357       $ 178       $   42      $                $   4,694

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

EFFECTS OF INFLATION

         The impact of inflation and changing prices has not been significant on the financial condition or results of operations of either our company or our operating subsidiaries.

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

         SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that we identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets initially were recognized. SFAS No. 142 required us to complete a transitional goodwill impairment test by June 30, 2002. We also were required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS No. 142.

         Our previous business combinations were accounted for using the purchase method. As of September 30, 2002 and December 31, 2001, the net carrying amount of goodwill was $2,345,000 and $2,389,000, respectively. Amortization expense related to goodwill during the nine months ended September 30, 2002 and the year ended December 31, 2001 was zero dollars and $345,000, respectively. Our adoption of SFAS No. 141 and SFAS No. 142 has not materially impacted our financial position and results of operations.

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

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We do not expect the adoption of this statement to have a material effect on our financial statements.

EURO CONVERSION

         Our operating subsidiaries located in France and the U.K. had combined net sales from operations approximating 56.0% of our total net sales for the nine months ended September 30, 2002. Net sales from the French subsidiary participating in the euro conversion were 24.3% of our net sales for the nine months ended September 30, 2002. We continue to review the impact of the euro conversion on our operations.

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

            A substantial portion of our notes payable and long-term debt have variable interest rates based on the prime interest rate and/or the lender's base rate, which exposes us to risk of earnings loss due to changes in such interest rates. Our annual report on Form 10-K for the year ended December 31, 2001 contains information about our debt obligations that are sensitive to changes in interest rates under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk." There have been no material changes in those our market risks during the nine months ended September 30, 2002.

ITEM 4.     CONTROLS AND PROCEDURES.

         Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of October 24, 2002 ("Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

         We are not a party to any material pending legal proceedings.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

      RECENT SALES OF UNREGISTERED SECURITIES

         In July 2002, we issued an aggregate of 46,293 shares of common stock upon conversion of 4,629.3 shares of Series B Preferred Stock held by one entity.

         In September 2002, we issued to Jacque Moisset, former President of CXR, S.A., for advice and consultation services valued at $6,000, three-year warrants to acquire 120,000 shares of our common stock at an exercise price of $0.50 per share.

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

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On August 23, 2002, we held our 2002 annual meeting of stockholders. The total number of outstanding votable shares was 21,513,366. Our stockholders were asked to re-elect Carmine T. Oliva and Robert B. Runyon as Class III directors to serve a three-year term on our board of directors. Results of the vote are as follows:

              NOMINEE              FOR     ABSTAIN      WITHHELD    TOTAL VOTED
              -------              ---     -------      --------    -----------

          Carmine T. Oliva     17,710,703     --         69,959     17,780,662

          Robert B. Runyon     17,709,066     --         71,596     17,780,662

         As a result, Messrs. Oliva and Runyon were re-elected to our board of directors. In addition, Laurence P. Finnegan, Jr. continued to serve as a Class II director following the meeting.

ITEM 5.     OTHER INFORMATION.

         None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

         (a) EXHIBITS

             NUMBER      DESCRIPTION
             ------      -----------

             99.1 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

         (b) REPORTS ON FORM 8-K

         On July 2, 2002, we filed a report on Form 8-K for July 1, 2002 under
Item 5 -- Other Events to report an extension of stockholder proposal deadlines for our 2002 annual meeting of stockholders.

         On October 8, 2002, we filed a report on Form 8-K for September 24, 2002 under Item 4 -- Changes in Registrant's Certifying Accountant and Item 7 -- Financial Statements and Exhibits, disclosing our change in certifying accountants and attaching the required letter from our former certifying accountants.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MICROTEL INTERNATIONAL, INC.

Dated: November 13, 2002      By: /S/ CARMINE T. OLIVA
                                 ----------------------------------------------
                                  Carmine T. Oliva, Chairman of the Board,
                                  Chief Executive Officer (principal executive
                                  officer) and President

                               By: /S/ RANDOLPH D. FOOTE
                                  ---------------------------------------------
                                   Randolph D. Foote, Chief Financial Officer
                                   (principal financial and accounting officer)

                                 CERTIFICATIONS

         I, Carmine T. Oliva, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of MicroTel International, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/S/ CARMINE T. OLIVA
-----------------------
Carmine T. Oliva,
Chief Executive Officer (principal executive officer)

         I, Randolph D. Foote, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of MicroTel International, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/S/ RANDOLPH D. FOOTE
--------------------------------
Randolph D. Foote,
Chief Financial Officer
(principal financial officer)

                  EXHIBITS FILED WITH THIS REPORT ON FORM 10-Q

      NUMBER     DESCRIPTION
      ------     -----------

      99.1 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002