Form 10-K
period 2002-12-31
MICROTEL INTERNATIONAL INC
filed 2003-03-31
CIK 854852

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORT
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended DECEMBER 31, 2002.

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to _____________

                         Commission file number: 1-10346

                          MICROTEL INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      77-0226211
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

9485 HAVEN AVENUE, SUITE 100, RANCHO CUCAMONGA, CA          91730
     (Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code: (909) 987-9220

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $0.0033 PAR VALUE
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

         The aggregate market value of the voting common equity held by nonaffiliates of the registrant computed by reference to the closing sale price of such stock, was approximately $4,078,744 at June 28, 2002. The registrant has no non-voting common equity.

         The number of shares of the registrant's common stock, $0.0033 par value, outstanding as of March 14, 2003 was 21,576,788.

         DOCUMENTS INCORPORATED BY REFERENCE:  NONE.

================================================================================

                                     PART I
                                                                            PAGE

ITEM 1.    BUSINESS........................................................... 3

ITEM 2.    PROPERTIES.........................................................22

ITEM 3.    LEGAL PROCEEDINGS..................................................24

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................24

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS............................................................24

ITEM 6.    SELECTED FINANCIAL DATA............................................25

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS..............................................26

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........46

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................47

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE...............................................47

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................48

ITEM 11.   EXECUTIVE COMPENSATION.............................................50

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           AND RELATED STOCKHOLDER MATTERS....................................57

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................59

ITEM 14.   CONTROLS AND PROCEDURES............................................59

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K...59

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE...............F-1

INDEX TO EXHIBITS.............................................................60

SIGNATURES ...................................................................66

CERTIFICATIONS................................................................67

EXHIBITS FILED WITH THIS REPORT...............................................69

                                     PART I

ITEM 1.  BUSINESS.

CORPORATE OVERVIEW

         We are a Delaware corporation that was formed July 14, 1989 under the name CXR Corp. to hold the shares of two of our three wholly-owned operating subsidiaries, CXR Telcom Corporation, a Delaware corporation formed in 1984 and based in the United States ("CXR Telcom"), and CXR, S.A.S.U., a company organized under the laws of France in 1973 and based in France ("CXR France"). These two subsidiaries manufacture, assemble and distribute transmission and network access products and telecommunications field and central office test instruments.

         On March 26, 1997 we acquired our third direct wholly-owned operating subsidiary, XET Corporation (formerly, XIT Corporation). XET Corporation was a private, closely-held New Jersey corporation that was formed in 1983 and had been operating in the United States, England and Japan as a designer, manufacturer and marketer of information display and input products and printed circuit boards for the international telecommunications, medical, industrial, defense and aerospace markets.

         In an effort to focus our attention and working capital on our electronic components for the aerospace and defense markets and on our communication products, we sold substantially all of the assets of XCEL Arnold Circuits, Inc., a manufacturer of printed circuit boards, in April 1998 and sold substantially all of the assets of HyComp, Inc., a manufacturer of hybrid circuits, in April 1999.

         Effective August 1, 2000, we acquired the assets and business operations of T-Com, LLC. T-Com was a privately-held telecommunications test instrument manufacturer located in Sunnyvale, California. T-Com produced central office test equipment, which is equipment that is typically used in carrier company telephone switching centers and network operating centers. Prior to the T-Com acquisition, our telecommunications test instrument product line was limited to equipment used in remote field locations.

         One of our main purposes for the T-Com acquisition was to acquire rights to central office equipment products and access to customers who purchase those products. We believed that on a long-term basis, communications companies and other purchasers of communications test instruments may attempt to enhance their efficiency by increasing reliance upon central office equipment and decreasing reliance upon field equipment to the extent technology and circumstances allow. We also believed that we would be able to take advantage of T-Com cross-marketing opportunities for new central office equipment we were planning to develop and our existing field equipment. However, since the T-Com acquisition, our sales of both field and central office test instruments have declined considerably as the telecommunications industry has experienced a severe general downturn.

         In October 2000, we decided to discontinue our circuits segment. On November 28, 2000, we sold XCEL Etch Tek, which was our only remaining material circuit board business and was a division of XET Corporation. We retained our Monrovia, California circuit board manufacturing facility as a small captive supplier of circuit boards to XET Corporation's Digitran Division in our electronic components segment.

         Consequently, through our operating subsidiaries, XET Corporation, CXR Telcom and CXR France, and through the divisions and subsidiaries of those subsidiaries, we design, develop, manufacture, assemble, and market products and services in the following two business segments:

o        Electronic Components

         --       digital switches

         --       electronic power supplies

o        Communications Equipment

         -- a range of transmission and network access products for accessing public and private networks for the transmission of data, voice and video

         -- communications test instruments (analog and digital test instruments used in the installation, maintenance, management and optimization of public and private communication networks)

         Our sales are primarily in North America, Europe and Asia. Financial information regarding our sales by geographic area is contained in Note 14 of our audited consolidated financial statements that are included in Item 8 of
Part II of this report.

         Sales to customers in the electronic components segment, primarily to aerospace customers, defense contractors and industrial customers, were 59.1% of our total net sales during the year ended December 31, 2002. The remainder of our sales were to telecommunications carrier customers and communications products end users.

         Our objective in our electronic components business is to become the supplier of choice for harsh environment switches and custom power supplies. Our objective in our transmission and network access products and communications test instruments business is to become a leader in quality, cost effective solutions to meet the requirements of communications equipment customers. We believe that we can achieve these objectives through customer-oriented product development, superior product solutions, and excellence in local market service and support.

INDUSTRY OVERVIEW

    ELECTRONIC COMPONENTS

         The electronic components industry comprises three basic segments, which are active components, passive components and electromechanical components. We compete in the active and electromechanical segments of this industry. These segments can be further segmented by industry into telecommunications, aerospace, defense, commercial, industrial and other environments, each of which places constraints that define performance and permitted use of differing grades of components.

         We are active only in the industry segments that are characterized by low volume, high margin and long lead-times, namely the aerospace, defense and industrial segments. To support the myriad customers that rely on digital switches and electronic power supplies, we believe that our electronic components must offer high levels of reliability and in many cases must be tailored to the size, appearance, functionality and pricing needs of each particular customer.

         The defense market, which is a predominant market for our electronic components, makes use of sophisticated electronic subsystems in diverse applications that involve both original equipment and retrofit of existing equipment.

         The Digitran Division of our subsidiary XET Corporation, which was acquired by XET Corporation from Becton Dickinson in 1985, has been manufacturing digital switches since the division was formed in the 1960s. XCEL Power Systems Ltd., a second tier subsidiary XCEL Corporation Ltd., has been manufacturing electronic power supplies since 1989.

    COMMUNICATIONS EQUIPMENT

         Over the past decade, telecommunications and data communications infrastructures have undergone major growth and have become a critical part of the global business and economic infrastructure that has been driven by:

         o a surge in demand for broadband access used to conduct e-commerce activities and transmit growing volumes of data, voice and video information;

         o the adoption of Internet protocol, or IP, which is a protocol developed to enable the transmission of information as packets of data from a source to a recipient using dynamically changing routes, with the data being reassembled at the recipient's location into the original information format; and

         o an apparent worldwide trend toward deregulation of the communications industry, which has enabled a large number of new communications service providers to enter the market.

         This rapid growth has been succeeded by a period of consolidation. Consumer demand for broadband access continues to grow at a moderate pace, but existing carrier infrastructures generally have the backbone capacity to accommodate this moderate growth, which has resulted in substantially reduced capital spending by telecommunications carriers. Private and corporate communications providers have been less severely affected, and a small amount of growth is still evident in this sector. Data traffic volumes continue to exceed voice traffic volumes, with both types of traffic moving toward more efficient IP transmission methods.

         Private and corporate communications providers and other businesses that rely heavily on information technology continue to devote significant resources to the purchase of transmission equipment, such as high-speed DSL and fiber optic modems, through which data and voice information may be transmitted. DSL, or digital subscriber line, technology transmits data up to 50 times faster than a conventional dial-up modem using existing copper telephone wires. The demand for test equipment with which to test, deploy, manage and optimize communications networks, equipment and services remains depressed, with reduced demand across the private and public carrier markets.

         To support the rapidly changing needs of telecommunications companies and information technology dependent businesses, we believe that transmission and network access products and communications test instruments must offer high levels of functional integration, automation and flexibility to operate across a variety of network protocols, technologies and architectures. Because the competition for subscribers for high-speed bandwidth access is intense, the quality and reliability of network service has become critical to telecommunications companies due to the expense, loss of customers and negative publicity resulting from poor service. Quality and reliability of network service are also important to information technology dependent businesses that rely on broadband high-speed data links for a variety of purposes.

         Technicians who use service verification equipment in the field or in central or branch offices allow businesses to verify and repair service problems effectively and, thus, increase the quality and reliability of their networks. We believe that as broadband services are deployed further and as competition for telecommunications subscribers and e-commerce customers proliferates, telecommunications companies and other information technology-reliant businesses will increasingly depend on new and improved transmission and integrated access devices and advanced field and central or branch office testing and monitoring solutions.

OUR SOLUTION

         We have developed a range of electronic components, such as digital switches and custom electronic power supplies, used primarily by aerospace, defense and industrial customers. We have developed and we manufacture and market various transmission and network access devices used by businesses and other users to efficiently transmit data, voice and video information to destinations within and outside of their respective networks. We have also developed and we manufacture and market a broad range of test instruments used by operators of public and private telecommunications networks for the installation, maintenance and optimization of advanced communications networks.

         Our extensive knowledge and understanding of our customers' needs, together with the broad capabilities of our transmission and network access products, test instrumentation products and our sophisticated electronic components, enable us to provide the following features and benefits to our customers:

         DEVELOPMENT OF NEW SWITCH TECHNOLOGY. We have complemented our long-established range of products with a new range of patent-pending space-saving rotary switches we refer to as VLP(TM), or very low profile switches. These products have been specifically designed to target harsh environment and aerospace applications where space is at a premium, providing a substantial advantage over larger switches offered by our competitors.

         PROVISION OF MORE EFFICIENT AND COST-EFFECTIVE POWER SYSTEMS. We have developed and we provide high and low voltage power systems that are highly integrated with the application hardware, which minimizes cost, space and complexity and maximizes overall system reliability and efficiency. We believe that our ability to partner with major international defense contractors and to provide power systems solutions based on both standard modules and custom designs provides us with an important competitive advantage.

         BROAD RANGE OF TRANSMISSION AND NETWORK ACCESS PRODUCTS FOR A WIDE RANGE OF APPLICATIONS. We have developed a broad range of professional transmission products that are capable of connecting to a wide range of remote monitoring devices and equipment. Many of these products are designed to operate in extended temperatures and harsh environments and generally exceed the surge protection standards of the industry and are adaptive to wide ranges of AC or DC power inputs. The design of many of our data transmission products enables them to either interface with or complement one another. The versatility of this concept has enabled us to offer numerous different product combinations to our customers. These variations include customized selection of data speeds, data interfaces, power inputs, operating temperatures, data formats and power consumption. In addition, our desktop and rack mount transmission product lines allow us to serve both central site data communications needs and remote access and transmission sites on both the enterprise-wide and single location level.

         HANDHELD DESIGN OF FIELD TEST EQUIPMENT. We design many of our test equipment products to be used in the field. Most of our digital and analog products weigh less than four pounds and offer handheld convenience. The compact, lightweight design of these products enables field technicians to access problems and verify line operation quickly.

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

         COMPREHENSIVE CONNECTIVITY. Our transmission and network access products and communications test instruments are the result of significant product research and engineering and are designed to connect to a broad range of operation configurations and to connect over a wide range of prevailing transmission conditions. Our products incorporate a wide range of standard international connectivity protocols as well as proprietary protocols.

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

         LONG-TERM RELATIONSHIPS. Market procurement methods encourage long-term relationships between electronic components suppliers and customers, with customers committing to a single source of supply because of the high cost involved in qualifying a product or its alternative for use. For example, a large proportion of XCEL Power Systems Ltd.'s products are qualified products that have been involved in many hours of flight trials.

OUR STRATEGY

         Our objectives are to become the supplier of choice for harsh environment switch and custom power supplies in the aerospace, defense and telecommunications markets, in addition to becoming a leading provider of transmission and network access products and communications test instruments for a broad range of applications within the global communications industry. The following are the key elements of our strategy to achieve these objectives:

         CONTINUE TO FOCUS ON OUR ELECTRONIC COMPONENTS BUSINESS. We plan to continue to grow our electronic components business by marketing our electronic components products in their established market niches and identifying opportunities to broaden our customer base for our power supply products.

         CONTINUE TO FOCUS ON TRANSMISSION AND NETWORK ACCESS PRODUCTS. We plan to continue our efforts in the communications equipment market and develop new products and enhancements to meet or exceed evolving requirements.

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

         SEEK COMPETITIVE WORLD-CLASS MANUFACTURING IN ASIA FOR SELECTED PRODUCTS. Toward the end of 2002, we cut costs by using Asian manufacturing sources for selected communications equipment products and subassemblies. We intend to build on this strategy to increase our competitiveness in the marketplace.

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

         PURSUE FOLLOW-ON SALES OPPORTUNITIES. We plan to continue to increase the functionality of our communications equipment products, enabling products to be upgraded by the downloading of software or the addition of hardware to an existing unit, allowing customers to protect their investment in test equipment and generating follow-on sales opportunities as we develop new modules in the future. We plan to continue to approach our existing digital switch customers to determine whether they need additional switches that we do not already manufacture for them.

         SEEK ALTERNATIVE MARKET OPPORTUNITIES. We plan to expand our focus and efforts to identify and capture more carrier customers, such as private network utilities and transit customers, for our test equipment.

         PURSUE STRATEGIC ACQUISITIONS. The transmission and network access market is large and highly fragmented. We plan to extend our market position by acquiring or investing in complementary businesses or technologies on a selected basis. We also intend to expand our electronic power supplies division's domestic presence through acquisition of businesses that offer complementary products or technology.

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

         PURSUE TECHNOLOGY TRANSFER AND LICENSING. We plan to continue our established practice of purchasing or licensing core technologies where this reduces time and cost to market, as we did with the base platform for our remote access server products purchased from Hayes Corporation.

         DEVELOP CUSTOMER-FOCUSED SOLUTIONS. We design, develop, and manufacture many products and provide services that are tailored to the specific needs of our customers with an emphasis on ease of use. We intend to continue to adapt our core communications technologies to deliver focused products that improve our customers' ability to test and manage increasingly large and complex networks and that are easily used by field technicians and central office personnel.

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

PRODUCTS AND SERVICES

         Our products and services currently are divided into the following two main business segments:

o        Electronic Components

         --       digital switches

         --       electronic power supplies

o        Communications Equipment

         -- a range of transmission and network access products for accessing public and private networks for the transmission of data, voice and video

         -- communications test instruments (analog and digital test instruments used in the installation, maintenance, management and optimization of public and private communication networks)

         During the years ended December 31, 2002, 2001 and 2000, our total sales were $22,664,000 $27,423,000 and $28,050,000, respectively, and the percentages of total sales contributed by each product group within our two main business segments were as follows:

                                                                      YEAR ENDED DECEMBER 31,
                                                                      -----------------------
       SEGMENT AND PRODUCT TYPE                              2002              2001              2000
       ------------------------                              ----              ----              ----
       Electronic Components

            Digital Switches                                  20.5%            23.1%             28.6%

            Electronic Power Supplies                         31.3%            20.0%             14.8%

            Other Products and Services                        7.3%             3.0%              0.7%
                                                        ----------------------------------------------------

                                                              59.1%            46.1%             44.1%
                                                        ----------------------------------------------------

       Communications Equipment

            Transmission and Network Access Products          23.8%            24.7%             26.2%

            Test Instruments                                  12.7%            26.7%             28.2%

            Other Products and Services                        4.4%             2.5%              1.5%
                                                        ----------------------------------------------------

                                                              40.9%            53.9%             55.9%
                                                        ----------------------------------------------------

        Totals                                               100.0%           100.0%            100.0%
                                                        ====================================================

                       OUR ELECTRONIC COMPONENTS BUSINESS

         Our electronic components segment includes digital switches and electronic power supplies. During the years ended December 31, 2002, 2001 and 2000, this segment accounted for 59.1%, 46.1% and 44.1%, respectively, of our net sales.

    DIGITAL SWITCHES

         XET Corporation's Digitran Division, based in Rancho Cucamonga, California, manufactures, assembles and sells digital switch products serving aerospace, defense and industrial applications. Digital switches are manually operated electromechanical devices used for routing electronic signals. Thumbwheel, push button, lever-actuated and rotary modules, together with assemblies comprised of multiple modules, are manufactured in many different model families. The Digitran Division also offers a wide variety of custom keypads and digital switches for unique applications.

         Our digital switches may be ordered with different combinations of a variety of features and options, including:

         o        8, 10, 11, 12, 16 or a special number of dial positions;
         o        special markings and dial characters;
         o fully sealed, dust sealed or panel (gasket) sealed switch chambers to increase resistance to the elements in hostile environments, such as dust, sand, oils, salt spray, high humidity and temperature and explosive atmospheres;
         o        available with radio frequency interference shielding;
         o rear mount (flush) or front mount switches that are sold with the needed installation hardware, or snap in mount switches that do not require installation hardware;
         o provision for mounting components on output terminals on special personal computer boards;
         o        wire wrap terminals, pin terminals or special terminations;
         o        night vision compatibility;
         o        rotary; and
         o        very low profile, or VLP(TM), rotary.

    ELECTRONIC POWER SUPPLIES

         XCEL Power Systems Ltd., based in Ashford, Kent, England, produces a range of high and low voltage, high specification, high reliability custom power conversion products designed for hostile environments and supplied to an international customer base, predominantly in the civil and military aerospace, military vehicle and telecommunications markets.

         Power conversion units supplied by XCEL Power Systems Ltd. range from 10VA to 1.5 KVA power ratings, low voltage (1V) to high voltage (20KV+), and convert alternating current, or AC, to direct current, or DC, convert DC to AC and convert DC to AC. Units can be manufactured to satisfy input requirements determined by military, civil aerospace, telecommunications or industrial businesses, and sophisticated built-in test equipment, or BITE, and control circuitry often is included. Operating environments for our units are diverse and range from fighter aircraft to roadside cabinets.

    BACKLOG

         Our business is not generally seasonal, with the exception that transmission and network access products and communications test instruments purchases by telecommunications customers tend to be lower than average during the first quarter of each year because capital equipment budgets typically are not approved until late in the first quarter. At December 31, 2002 and 2001, our backlog of firm, unshipped orders was approximately $12.7 million and $14.4 million, respectively. Our December 31, 2002 backlog was related approximately 94% to our electronic components business, which tends to provide us with long lead-times for our manufacturing processes due to the custom nature of the products, and 6% to our communications equipment business, the majority of which portion relates to our transmission and network access products. Of these backlog orders, we anticipate fulfilling approximately 70% of our electronic components orders and 100% of our communications orders within the current fiscal year. However, we cannot assure you that we will be successful in fulfilling these orders in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

    WARRANTIES

         Generally, our electronic components carry a one-year limited parts and labor warranty and our communications equipment products carry a two-year limited parts and labor warranty. Typically our communications equipment products may be returned within 30 days of purchase if a new order is received, and the new order will be credited with 80% of the selling price of the returned item. Products returned under warranty typically are tested and repaired or replaced at our option. Historically, product returns have not had a material impact on our operations or financial condition. However, we cannot assure you that this will continue to be the case or that disputes over components or other materials or workmanship will not arise in the future.

                      OUR COMMUNICATIONS EQUIPMENT BUSINESS

         Our communications equipment business comprises transmission and network access products and communications test equipment. During the years ended December 31, 2002, 2001 and 2000, the sale of communications equipment products, equipment and related services accounted for 40.9%, 53.9% and 55.9% of our total revenues, respectively. These products, many of which are described below, are configured in a variety of models designed to perform analog and digital measurements or to transmit data at speeds varying from low-speed voice grade transmission to high-speed broadband access.

         Some of the acronyms and terms used most frequently in the product discussions on the following pages include:

         o Time division multiplexing, or TDM, which is a technique for consolidating multiple data sources into a single data stream by allocating time slots to each data source
         o Traditional telephone services, such as modems and plain old telephone service, or POTS
         o        Competitive local exchange carriers, or CLECs
         o        Bit error rate test, or BERT
         o        Dial tone multi-frequency, or DTMF
         o        Transmission impairment measurement, or TIMS
         o Central office and private business exchange, or CO/PBX, services, where the central office houses the local exchange equipment that routes calls to and from customers and to Internet service providers and long-distance carriers
         o Synchronous - in digital telephone transmission, synchronous means that the bits from one call are carried within one transmission frame
         o Digital data services, or DDS, including the USA and worldwide standards described below:
                  I. USA standards, including:
                  --       ISDN, which is an enhanced digital network that
                           offers more bandwidth and faster speed than the
                           traditional telephone network
                  --       Caller identification or caller-ID services

                  --       Digital subscriber line technology, or DSL,
                           technology which transmits data up to 50 times faster
                           than a conventional dial-up modem using existing
                           copper telephone wires
                  --       Multi-rate symmetric DSL, or MSDSL, which allows the
                           transmission of data over longer distances than
                           single-rate technologies by adjusting automatically
                           or manually the transmission speed
                  --       T-1, which is a standard for digital transmission in
                           North America used by large businesses for broadband
                           access
                  --       FT-1, or fractional T-1, which uses only a selected
                           number of channels from a T-1
                  --       T-3, which is the transmission rate of 44 megabits,
                           or millions of bits, per second, or 44 Mbps, with 672
                           channels
                  --       Digital signal level 0, or DS0, which is 64 kilobits,
                           or thousands of bits, per second, or 64 kbps, with
                           one channel of a T-1, E-1, E-3 or T-3
                  --       Digital signal level 1, or DS1, which is the T-1
                           transmission rate of 1.54 Mbps, with 24 channels
                  --       Digital signal level 3, or DS3, which is the T-3
                           transmission rate of 44 Mbps, with 672 channels
                  --       Router, which is an intelligent device used to
                           connect local and remote networks
                  --       Terminal adapter, which is situated between
                           telephones or other devices and an ISDN line and
                           allows multiple voice/data to share an ISDN line
                  --       Transmission control protocol/Internet protocol, or
                           TCP/IP
                  --       STS/SONET, which is an acronym for synchronous
                           transport signal/synchronous optical networks or
                           fiber optic networks
                  --       SDH is an acronym for synchronous digital hierarchy
                  --       STM1 (SDH) is a standard technology for synchronous
                           data transmission on optical media and is the international equivalent of synchronous optical network; SDH uses the following synchronous transport modules, or STMs, and rates: STM1- 155 Mbps, STM-4 -
                           622 Mbps, STM-16 - 2.5 gigabits per second (Gpbs), and STM-64 - 10 Gbps
                  --       G703/G704 is a standard for transmitting voice over
                           digital carriers such as T-1 and E-1; G703 provides the specifications for pulse code modulation at data rates from 64 Kbps to 2.048 Mbps and is typically used for interconnecting data communications equipment such as bridges, routers and multiplexers
                  --       V11/V35/X21 are types of serial interfaces; serial
                           interfaces work best for short (perhaps less than 20 meters), low-speed applications
                  --       X.25 is a protocol that allows computers on different
                           public networks or a TCP/IP network to communicate through an intermediary computer at the network layer level
                 II. International standards, including:
                  --       E-1, which is the European standard for international
                           digital transmission used by large businesses for broadband access, with 2.108 Mbps, with 30 channels
                  --       FE-1, or fractional E-1, which uses only a selected
                           number of channels from an E-1
                  --       E-3, which is the European standard for T-3, with
                           34.368 Mbps and 480 channels

    TRANSMISSION AND NETWORK ACCESS PRODUCTS

         CXR France develops, markets and sells a broad range of managed transmission and network access products that are manufactured in France by CXR France and sold under the name "CXR Anderson Jacobson." These products include high-quality network access devices such as fiber optic, DSL and voice frequency, or VF, modems, ISDN terminal adapters, ISDN concentrators, multiplexers, terminal servers, interface converters and remote access servers, which combine to provide users with a complete solution for voice and data transmission.

         Modems
         ------

         Our modem product range includes traditional VF modems covering the performance spectrum, a range of fiber optic modems and a range of DSL modems. Our modems are sold as standalone devices for remote sites or as rack-mountable versions for central sites. Our customers use our high-quality professional grade modems worldwide for networking and for central office telecommunications applications such as voicemail and billing systems and secure communications. Our modems are feature rich and we believe generally offer more capabilities and better performance than competing products, especially when operating over poor quality lines. This characteristic alone has made our modems the modems of choice for voicemail applications throughout the United States. Our modems are also available in more rugged versions for industrial applications such as telemetry and remote monitoring in harsh environments.

         ISDN Terminal Adapters
         ----------------------

         Together with modems, we offer a line of ISDN terminal adapters, which are the digital equivalent of analog modems. These terminal adapters are used in a broad range of applications, including point-of-sale and videoconferencing, and are available in standalone as well as rack-mountable versions.

         Terminal Servers
         ----------------

         Terminal servers include a range of products that enable the connection of asynchronous applications to the Ethernet Network. These products were designed to meet the requirements of our customers to interface equipment to the corporate local area network, commonly called the LAN, and therefore to the outside world, via our range of network access products.

         Drop and Insert Multiplexers
         ----------------------------

         Our broad range of drop and insert multiplexers covers E-1, T-1, FE-1, E-3, T-3 and STM1 (SDH) over both copper wires and fiber optic networks. The units enable users to manage the consolidation of their information from a variety of voice or data sources (G703, G704, X21, V11 and V35) through an easy-to-use menu-driven and Microsoft Windows-based user interface.

         Modular Routers
         ---------------

         Our commercial/industrial router product range is modular, which provides users the flexibility to configure or have configured a unit that meets their specific requirements. Our routers provide access to the Internet or remote sites via ISDN, leased line, X.25, frame relay and DSL connections. The router creates or maintains a table of available routs and their conditions and uses this information, along with distance and cost algorithms, to determine the best route for a given packet of data.

         Interface Converters
         --------------------

         Our range of interface converters provides users the ability to interface data from LAN, V11 or V35 to E-1, T-1, E-3, T-3 and STM1. A channel service unit/data service unit, or CSU/DSU, converts a digital data frame from a LAN into a frame appropriate to a wide area network, or WAN.

         ISDN Concentrators
         ------------------

         We also manufacture and offer a line of ISDN intelligent concentrators called CB2000. These products, which were designed primarily for the European market, allow for better use of ISDN resources.

         The following are descriptions of a few of our more prominent transmission and network access products:

PRODUCT NAME                          KEY USES, FEATURES AND FUNCTIONS

POWER MODEMS               A family of products that allow asynchronous and
                           synchronous transmission over dial-up or leased lines; asynchronous transmission is a very high-speed transfer mode that allows telephone companies to mix formerly incompatible signals, such as voice, video and data.
                           --       in dial-up applications, a unique line
                                    qualification mechanism assesses the quality of the line and automatically redials before entering the transmission mode when a poor line is detected, which avoids having to transmit in a degraded mode and leads to money savings in long transmission sessions
                           --       available in standalone units or as rack
                                    mountable cards to be inserted into our
                                    Smart Rack
                           --       industrial versions designed for harsh
                                    environments are available with features such as extra line protection, metallic enclosures, extended temperature ranges and high humidity protection

MD 2XXXX RANGE             A multi-rate MSDSL modem that has the ability to
                           manually or automatically adjust line transmission speed to provide the optimum performance for a particular pair of copper wires.
                           --       operates over a single twisted pair of
                                    copper wires, which allows
                                    telecommunications companies to take
                                    advantage of the large installed base of copper twisted pairs that has been deployed around the world over many years and upon private copper wire infrastructures that exist for networking purposes in locations such as universities, hospitals, military bases, power plants and industrial complexes
                           --       allows data transmission over a single
                                    copper pair at E-1 speed over a distance of up to 8.0 miles
                           --       available as both a standalone unit and as a
                                    rack-mountable card

CB 2XXXX RANGE             The primary function of this unit is to split one or
                           two primary rate interface links, or PRIs, into multiple basic rate interfaces, or BRIs.
                           --       this allows substantial cost savings by
                                    allowing more effective use of available
                                    ISDN resources without the limitations of conventional voice PBX
                           --       this allows for migration from BRI to PRI
                                    when the number of ports needs to be
                                    increased while preserving the user's
                                    investment in existing BRI-based terminal equipment
                           --       this unit can be used in a wide variety of
                                    situations where multiple BRI and PRI access is required, such as: - videoconferencing, where the unit can be used to aggregate bandwidth of multiple BRI lines to provide the necessary bandwidth, and to connect the videoconferencing system to the ISDN network through a PRI access while still providing connectivity to other ISDN devices, or to connect two or more videoconferencing systems together within the same building or campus without going through the ISDN public network
                           -        ISDN network simulation, which can be used
                                    in places such as showrooms, exhibition and technical training centers to eliminate the need to have access to, and pay for access to, the ISDN public network for telephone or data calls
                           -        remote access servers, which usually use
                                    multiple BRIs, often need a method for
                                    migration from multiple BRIs to a single PRI as traffic and the number of users expands

PRODUCT NAME                            KEY USES, FEATURES AND FUNCTIONS

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

TERMINAL SERVERS           This range of products is used to provide the
                           connection of asynchronous applications to the TCP/IP
                           Ethernet network. These can include point-of-sale terminals, industrial machines, point-to-point RS232 connections and the visual display units/keyboards.

DROP AND INSERT            These products provide users the ability to manage
MULTIPLEXERS               the consolidation of data and/or voice information
                           over a variety of TDM networks such as E-1, T-1, E-3,
                           T-3 and STM (SDH).
                           --       easily configured via management software
                           --       remotely manageable over IP or dedicated
                                    time slot

ROUTERS A router provides connection between the primary rate ISDN and local area networks.
                           -- dynamically route incoming and outgoing data packets to the appropriate destination
                           -- available as both a standalone unit and as a rack-mountable card to supplement the functions of our Smart Rack system

         Smart Rack
         ----------

         Our modem cards and our ISDN terminal adapter cards generally are available in standalone versions or in versions that can be mounted in our Smart Rack, our universal card cage that provides remote management through a menu-driven user interface. Each part of the framework, or chassis, of the Smart Rack has slots to house up to 16 cards (or up to 4 cards in a smaller installation) plus one optional management card. Each slot can be used to insert any member of our transmission products family, such as analog modems, ISDN terminal adapters, ISDN digital modems and high-speed MSDSL modems. The optional Simple Network Management Protocol/Internet Protocol, OR SNMP/IP, management card that can be inserted into each chassis can be used to configure any card in the chassis and can provide additional features, including alarm reporting, tracking of configurations, running of diagnostic routines and generation of statistics. Up to eight chassis can be linked together to form a fully-managed node with 128 slots. Our Smart Rack arrangement allows each chassis to be used to its full capacity while reducing floor space needed to house complex systems.

    COMMUNICATIONS TEST INSTRUMENTS

         Our primary field test instruments, built by our CXR Telcom subsidiary in Fremont, California, are our CXR HALCYON 700 series of products, which we believe provide performance and value in integrated installation, maintenance and testing of communications services. These test instruments are modular, rugged, lightweight, hand-held products used predominantly by telephone and Internet companies to pre-qualify facilities for services, verify proper operation of newly installed services and diagnose problems. Original equipment manufacturers, or OEMs, also use service verification equipment to test simulated networks during equipment development and to verify the successful production of equipment.

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

                                   BASE UNITS
                                   ----------
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

                         TYPICAL OPTIONAL CONFIGURATIONS
                         -------------------------------

HALCYON 704A-NTS1         --       704A universal data test set with 1.5 MHz
                                    TIMS, full signaling, caller ID and full
                                    4-wire loop DDS test functions, as well as DDS/DS0 test functions and T-1, DS1, DS0 and FT-1 test package
                           -- T-1 test package includes reference receiver for T-1 level, frequency and slip measurements

HALCYON 704A-NTS2          --       universal data test set
                           --       handheld wideband test set for installation
                                    and maintenance of analog voice and data and digital data circuits including Switched 56K
                           --       expands upon the features of the 704A-400 to
                                    add DDS BRI/ISDN and DS1/T-1/FT-1 test
                                    functions

HALCYON 704A-PKG2          --       704A universal data test set with 1.5 MHz
                                    TIMS, full signaling, full 4-wire loop DDS test functions, as well as DDS/DS0 test functions for DS0-DP and OCU-DP DS0 and sub-rate testing

PRODUCT NAME                            KEY USES, FEATURES AND FUNCTIONS

                          CENTRAL OFFICE TEST EQUIPMENT
                          -----------------------------

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

MICROCEL 2001A ATM         These portable units, used in conduction with laptop
                           computers, are multi-layer asynchronous transfer mode, or ATM, testers, analyzers and simulators.

                           -- basic unit has a 4-port capability that can be independently configured and provides full support of testing, generation and monitoring of ATM traffic

                           -- these units address the requirement for a small, portable unit that can provide monitoring and statistical and user analyses at all three ATM layers, as well as simulate or generate traffic patterns defined by the user

CUSTOMERS

    ELECTRONIC COMPONENTS

         We sell our components primarily to OEMs in the electronics industry, including manufacturers of aerospace and defense systems, industrial instruments and test equipment. During 2002, our top five electronic components customers in terms of revenues were the BAE Systems companies, Lockheed Martin Systems, MBDA (U.K.) Ltd., Thales Optronics Ltd. and TMD Technologies, Ltd. Sales to the BAE Systems companies represented approximately 14% percent of our total revenues during 2002. No other customer represented 10% or more of our total revenues during 2002. Currently we are experiencing an increase in our electronic components business due primarily to the war on terrorism and a general expansion of defense-related business in Europe, the United States and Asia.

    COMMUNICATIONS EQUIPMENT

         We market our transmission and network access products and communications test instruments primarily to public, private and corporate telecommunications service providers and end users. Typically, communications service providers use a variety of network equipment and software to originate, transport and terminate communications sessions. Communications service providers rely on our products and services as elements of the communications infrastructure and to configure, test and manage network elements and the traffic that runs across them. Also, our products help to ensure smooth operation of the network and increase the reliability of services to customers.

         The major communications service providers to whom we market our telecommunications test instruments and transmission and network access products and services include inter-exchange carriers, incumbent local exchange carriers, competitive local exchange carriers, Internet service providers, integrated communications providers, cable service providers, international post, telephone and telegraph companies, banks, brokerage firms, government agencies and other service providers. During 2002, our top five communications test instruments and transmission and network access products customers in terms of revenues were Verizon, Siemens, ALO, France Telecom and SPIE. None of our communications equipment customers represented 10% or more of our revenues during 2002.

         Because we currently derive a significant portion of our revenues from sales to RBOCs and other telecommunications service providers, we have experienced and will continue to experience for the foreseeable future an impact on our quarterly operating results due to the budgeting cycles of the RBOCs. RBOCs generally obtain approval for their annual budgets during the first quarter of each calendar year. If an RBOC's annual budget is not approved early in the calendar year or is insufficient to cover its desired purchases for the entire calendar year, we are unable to sell products to the RBOC during the period of the delay or shortfall.

         Due to a continuing general downturn in business activity in the telecommunications capital equipment market during 2002, several RBOCs reduced their capital expenditures, which negatively impacted our 2002 sales of test instruments. We anticipate that capital expenditure levels of RBOCs and other telecommunications carriers will remain at reduced levels in 2003, which will cause a continued and perhaps more severe negative impact on our sales of test instruments.

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

         The continuing general downturn in business activity in the telecommunications market during 2002 also seriously impacted communications equipment manufacturers, particularly following the collapse of many dotcom companies. As a result, sales of our telecommunications central office equipment to telecommunications carriers and communications equipment manufacturers have been seriously impacted.

SALES, MARKETING AND CUSTOMER SUPPORT

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

         XCEL Japan, Ltd. resells the switch and keypad products of the Digitran Division and some third-party-sourced components primarily into Japan and also into other highly industrialized Asian countries. Other marketing of our electronic components is primarily through referrals from our existing customers, with sales either direct or via a small number of selected representatives.

         We rely on long-term orders and repeat business from our existing customers. We also approach our existing customers and their competitors to discuss opportunities for us to provide them with additional types of switches they may need. Also, the Digitran Division's history spans over 40 years in the electronic components industry and major OEMs have designed many of our switches into their product specifications. These factors have frequently resulted in customers seeking us out to manufacture for them unique as well as our standard digital switches.

    COMMUNICATIONS EQUIPMENT

         Our sales and marketing staff consists primarily of engineers and technical professionals. They undergo extensive training and ongoing professional development and education. We believe that the skill level of our sales and marketing staff has been instrumental in building longstanding customer relationships. In addition, our frequent dialogue with our customers provides us with valuable input on systems and features they desire in future products. We believe that our consultative sales approach and our product and market knowledge differentiate our sales forces from those of our competitors.

         Our local sales forces are highly knowledgeable about their respective markets, customer operations and strategies and regulatory environments. In addition, our representatives' familiarity with local languages and customs enables them to build close relationships with our customers.

         We provide repair and training services to enable our customers to improve performance of their networks. We also offer on-line support services to supplement our on-site application engineering support. Customers can also access information regarding our products remotely through our domestic, European and Japanese technical assistance centers.

         We sell many of our communications test instruments and transmission and network access products to large telecommunications service providers. These prospective customers generally commit significant resources to an evaluation of our and our competitors' products and require each vendor to expend substantial time, effort and money educating the prospective customer about the value of the vendor's solutions. Consequently, sales to this type of customer generally require an extensive sales effort throughout the prospective customer's organization and final approval by an executive officer or other senior level employee. The result is lengthy sales and approval cycles, which make sales forecasting difficult. In addition, even after a large telecommunications service provider has approved our product for purchase, their future purchases are uncertain because while we generally enter into long-term supply agreements with those parties, these agreements do not require specific levels of purchases. Delays associated with potential customers' internal approval and contracting procedures, procurement practices, testing and acceptance processes are common and may cause potential sales to be delayed or foregone. As a result of these and related factors, the sales cycle of new products for large customers typically ranges from six to twelve months.

COMPETITION

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

         We have made substantial investments in machinery and equipment tooling. In addition, the Digitran Division's history spans over 40 years in the electronic components industry, and major OEMs have designed many of our digital switches into their product specifications. These factors have acted as barriers to entry for other potential competitors, making us a sole source supplier for approximately 30% to 50% of the digital switches that we sell and causing some customers to seek us out to manufacture for them unique as well as our standard digital switches.

    COMMUNICATIONS EQUIPMENT

         The markets for our transmission and network access products and communications test instruments and services are fragmented and intensely competitive, both inside and outside the United States, and are subject to rapid technological change, evolving industry standards and regulatory developments. We believe that the principal competitive factors affecting our transmission and network access products and communications test instruments business include:

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

         Our principal competitors for our transmission and network access products and communications test instruments include Patton Electronics Corporation, Digital Engineering. Ltd. and GDC for transmission and network access products and TTC Corporation (a subsidiary of Dynatech Corporation), Ameritech Corporation, Fluke, Sunrise Telecom, Inc. and Electrodata, Inc. for test instruments.

         The Digitran Division's history spans over 40 years in the electronic components industry. We believe this factor aids us in establishing and maintaining both distribution channels and customers for our products.

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

         We currently derive a significant portion of our revenues from sales to RBOCs. We believe we derive a competitive advantage from efforts we expended to establish many of our communications equipment products as approved products for nearly all of the RBOCs and for other key customers in the United States and abroad. Our products' approved status facilitates the ability of our customers to order additional products from us as their needs arise without the long delays that might otherwise be needed to obtain the approval of our customers' upper management or governing body prior to each purchase.

         Some of our competitors have greater sales, marketing, technological, research and financial resources than we do. Our competitors' advantage with regard to these resources may reduce our ability to obtain or maintain market share for our products in cases where our competitors are better able than us to satisfy the above competitive factors.

MANUFACTURING, ASSEMBLY AND QUALITY ASSURANCE

         Our transmission and network access products and communications test instruments generally are assembled from outsourced components, with final assembly, configuration and quality testing performed in house.

         Manufacturing of our electronic components, including injection molding, fabrication, machining, printed circuit board manufacturing and assembly, and quality testing is done in house due to the specialized nature and small and varied batch sizes involved. Although many of our electronic components incorporate standard designs and specifications, products are built to customer order. This approach, which avoids the need to maintain a finished goods inventory, is possible because long lead-times for delivery often are available. Typically, our electronic components segment produces products in one- to 300-piece batches, with a ten- to thirty-week lead-time. The lead-time is predominately to source sub-component piece parts such as electronic components, mechanical components and services. Typical build time is six to eight weeks from receipt of external components.

         We operate four manufacturing and assembly facilities worldwide. Three of these facilities are certified as ISO 9001- or 9002-compliant. We have consolidated all of our transmission and network access manufacturing for our North American and European markets at our French manufacturing facility at CXR France. We manufacture all of our test equipment products at the Fremont, California facility of CXR Telcom. We manufacture all of our digital switches in our Rancho Cucamonga, California facility. We manufacture our electronic power supplies in Ashford, Kent, England.

         The purchased components we use to build our products are generally available from a number of suppliers. We rely on a number of limited-source suppliers for specific components and parts. We do not have long-term supply agreements with these vendors. In general, we make advance purchases of some components to ensure an adequate supply, particularly for products that require lead-times of up to nine months to manufacture. If we were required to locate new suppliers or additional sources of supply, we could experience a disruption in our operations or incur additional costs in procuring required materials.

         We intend to increase the use of outsource manufacturing for our communications equipment products. We believe that outsourcing will lower our manufacturing costs, in particular our labor costs, provide us with more flexibility to scale our operations to meet changing demand, and allow us to focus our engineering resources on new product development and product enhancements.

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

         For the years ended December 31, 2002, 2001 and 2000, our engineering and product development costs were approximately $1.02 million, $1.08 million and $1.17 million, respectively. We closed our St. Charles, Illinois engineering office in August 2001 and terminated the four engineers who worked at that facility. We hired an engineering director at the Fremont, California facility in December 2001 and developed engineering capability at that facility primarily through the use of services provided by outside contractors.

         Our product development costs during the past three years were related to development of new communications test equipment and voice, data and video transmission equipment and development of a new line of rotary switches at our Digitran facility. We expect to continue incurring engineering costs applicable to the development of rotary switches during 2003. Current research expenditures in the communications equipment segment are directed principally toward enhancements to the current test instrument product line and the expansion of our range of transmission and network access products. These expenditures are intended to improve market share and gross profit margins, although we cannot assure you that we will achieve these improvements.

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

GOVERNMENT REGULATION AND INDUSTRY STANDARDS AND PROTOCOLS

         We design our products to comply with a significant number of industry standards and regulations, some of which are evolving as new technologies are deployed. In the United States, our products must comply with various regulations defined by the United States Federal Communications Commission, or FCC, and Underwriters Laboratories as well as industry standards established by Telcordia Technologies, Inc., formerly Bellcore, and the American National Standards Institute. Internationally, our products must comply with standards established by the European Committee for Electrotechnical Standardization, the European Committee for Standardization, the European Telecommunications Standards Institute and telecommunications authorities in various countries, as well as with recommendations of the International Telecommunications Union. The failure of our products to comply, or delays in compliance, with the various existing and evolving standards could negatively impact our ability to sell our products.

         Our product lines are subject to statutes governing safety and environmental protection. We believe that we are in substantial compliance with these statutes and are not aware of any proposed or pending safety or environmental rule or regulation that, if adopted, would have a material impact on our business or financial condition.

EMPLOYEES

         As of February 28, 2003, we employed a total of 189 persons in our various divisions and subsidiaries. None of our employees are represented by labor unions, and there have not been any work stoppages at any of our facilities. We believe that our relationship with our employees is good.

ITEM 2.  PROPERTIES.

         As of March 14, 2003, we leased or owned approximately 96,000 square feet of administrative, production, storage and shipping space. All of this space was leased other than the Abondant, France facility.

                                                                                            FUNCTION /
     BUSINESS UNIT                                       LOCATION                    LEASE EXPIRATION DATE
     -------------                                       --------                    ---------------------
MicroTel International, Inc.                       Rancho Cucamonga, California       Administrative;
(corporate headquarters)                                                              Expires October 2005

XET Corporation/Digitran                           Rancho Cucamonga, California       Manufacturing;
(electronic components)                                                               Expires November 2004
                                                   Monrovia, California               Expires February 2004

XCEL Power Systems, Ltd.                           Ashford, Kent, United Kingdom      Administrative/
 and XCEL Corporation Ltd.                                                            Manufacturing;
 (electronic components)                                                              Expires March 2013

Belix Wound Components Ltd.                        Newtown, Wales, United Kingdom     Manufacturing;
(electronic components)                                                               Expires December 2008

XCEL Japan, Ltd. Higashi-Gotanda                   Tokyo, Japan                       Sales;
(electronic components)                                                               Expires December 2003

CXR France                                         Paris, France                      Administration/Sales;
(transmission and network access products)                                            Expires April 2007

CXR France                                         Abondant, France                   Manufacturing/Engineering;
(transmission and network access products)                                            Facility is owned

CXR Telcom
(transmission and network access products,         Fremont, California                Administrative/Engineering/
communications test instruments)                                                      Manufacturing;
                                                                                      Expires July 2003

         On November 1, 2002, CXR Telcom relocated from its Fremont facility to another facility in Fremont that is smaller and less expensive than the former facility. This new lease expires on July 31, 2003.

         The lease for the Ashford, Kent, United Kingdom facility is a fifteen-year lease that expires in March 2013, subject to the rights of the landlord or us to terminate the lease after ten years.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Market Price
         ------------

         Our common stock has been traded on the OTC Bulletin Board under the symbol "MCTL" since May 13, 1999. The table below shows for each fiscal quarter indicated the high and low bid prices per share of our common stock. This information has been obtained from Pink Sheets LLC. The prices shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                               PRICE RANGE
                                                               -----------
2002:                                                        LOW        HIGH
                                                             ---        ----
First Quarter (January 1 - March 31)....................    $0.28       $0.37
Second Quarter (April 1 - June 30)......................     0.15        0.32
Third Quarter (July 1 - September 30)...................     0.11        0.22
Fourth Quarter (October 1 - December 31)................     0.16        0.25
2001:
First Quarter...........................................     0.34        0.5625
Second Quarter..........................................     0.35        0.59
Third Quarter...........................................     0.26        0.45
Fourth Quarter..........................................     0.23        0.40

         As of March 14, 2003, we had 21,576,788 shares of common stock outstanding held of record by approximately 3,600 stockholders, and the closing bid price of our common stock on the OTC Bulletin Board was $0.16.

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

         Recent Sales of Unregistered Securities
         ---------------------------------------

         In November 2002, we issued 5,000 shares of common stock with an aggregate value of $1,000 to a former employee for services rendered.

         In December 2002, we issued an aggregate of 16,759 shares of common stock to two holders of Series B Preferred Stock upon conversion of 1,675.9 shares of Series B Preferred Stock.

         Exemption from the registration provisions of the Securities Act of 1933 for the transactions described above is claimed under Section 4(2) of the Securities Act of 1933, among others, on the basis that such transactions did not involve any public offering and the purchasers were sophisticated with access to the kind of information registration would provide. In each case, appropriate investment representations were obtained, stock certificates were issued with restricted stock legends, and stop transfer orders were placed with our transfer agent.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected consolidated historical financial data should be read in conjunction with the consolidated financial statements and the notes to those statements and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. The consolidated statements of operations and comprehensive income data with respect to the years ended December 31, 2002, 2001 and 2000 and the consolidated balance sheet data at December 31, 2002 and 2001 are derived from, and are qualified by reference to, the consolidated audited financial statements included elsewhere in this document. The historical results are not necessarily indicative of results to be expected for any future periods.

                                                                     YEARS ENDED DECEMBER 31,
CONSOLIDATED STATEMENTS OF OPERATIONS AND         --------------------------------------------------------------------
COMPREHENSIVE INCOME DATA:                           2002          2001           2000           1999           1998
                                                     ----          ----           ----           ----           ----
                                                             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Net sales ..................................      $ 22,664       $ 27,423       $ 28,050       $ 25,913       $ 30,100
Cost of sales ..............................        14,147         15,456         15,529         17,066         17,353
                                                  ---------      ---------      ---------      ---------      ---------
Gross profit ...............................         8,517         11,967         12,521          8,847         12,747
Selling, general and administrative expenses         7,731         10,129          9,827         10,584         10,202
Engineering and product development expenses         1,015          1,076          1,167          1,841          2,202
                                                  ---------      ---------      ---------      ---------      ---------
Income (loss) from operations ..............          (229)           762          1,527         (3,578)           343
Total other income (expense) ...............          (361)          (414)           207           (492)          (804)
                                                  ---------      ---------      ---------      ---------      ---------
Income (loss) from continuing operations
   before income taxes .....................          (590)           348          1,734         (4,070)          (461)
Income tax (benefit) expense ...............           (20)            77             31            128            101
                                                  ---------      ---------      ---------      ---------      ---------
Income (loss) from continuing operations ...          (570)           271          1,703         (4,198)          (562)
Discontinued operations:
   Loss from operations of
     discontinued segment ..................            --             56           (212)          (847)        (1,203)

   Gain (loss) on disposal of discontinued
    segment including provision for phase
    out period of $122 in 2000 .............            --             --           (487)           449            580
                                                  ---------      ---------      ---------      ---------      ---------
Net income (loss) ..........................          (570)           327          1,004         (4,596)        (1,185)

Foreign currency translation adjustment ....           446           (312)          (505)          (325)           206
                                                  ---------      ---------      ---------      ---------      ---------
Total comprehensive income (loss) ..........      $   (124)      $     15       $    499       $ (4,921)      $   (979)
                                                  =========      =========      =========      =========      =========
Basic earnings (loss) per share from
   continuing operations ...................      $  (0.03)      $   0.01       $   0.09       $  (0.26)      $  (0.05)
                                                  =========      =========      =========      =========      =========
Diluted earnings (loss) per share from
   continuing operations ...................      $  (0.03)      $   0.01       $   0.07       $  (0.26)      $  (0.05)
                                                  =========      =========      =========      =========      =========
Basic earnings (loss) per share from
   discontinued operations .................      $   0.00       $   0.00       $  (0.04)      $  (0.02)      $  (0.05)
                                                  =========      =========      =========      =========      =========
Diluted earnings (loss) per share from
   discontinued operations .................      $   0.00       $   0.00       $  (0.03)      $  (0.02)      $  (0.05)
                                                  =========      =========      =========      =========      =========
Basic earnings (loss) per share ............      $  (0.03)      $   0.02       $   0.05       $  (0.28)      $  (0.10)
                                                  =========      =========      =========      =========      =========
Diluted earnings (loss) per share ..........      $  (0.03)      $   0.01       $   0.04       $  (0.28)      $  (0.10)
                                                  =========      =========      =========      =========      =========
Weighted average shares outstanding, basic .        21,208         20,594         19,504         16,638         11,952
Weighted average shares outstanding, diluted        21,208         23,782         23,027         16,638         11,952

                                                    YEARS ENDED DECEMBER 31,
                                    ------------------------------------------------------------
                                      2002         2001         2000         1999         1998
                                      ----         ----         ----         ----         ----
                                                        (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents ....      $   254      $   604      $   756      $   480      $   450
Working capital ..............        3,961        3,686        2,780        1,080        4,999
Total assets .................       16,786       17,688       19,484       16,489       20,352
Long-term debt, net of current
   portion ...................          927          763          282          143        1,175
Stockholders' equity .........        5,732        5,862        5,807        3,801        5,482
Convertible redeemable
   preferred stock ...........          282          270          259          588        1,516

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes to financial statements included elsewhere in this document. This report and our audited consolidated financial statements and notes to financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

         o the projected growth or contraction in the electronic components and communications equipment markets in which we operate;
         o our business strategy for expanding, maintaining or contracting our presence in these markets;
         o anticipated trends in our financial condition and results of operations; and
         o our ability to distinguish ourselves from our current and future competitors.

         We do not undertake to update, revise or correct any forward-looking statements.

         The information contained in this report is not a complete description of our business or the risks associated with an investment in our common stock. Before deciding to buy or maintain a position in our common stock, you should carefully review and consider the various disclosures we made in this report, and in our other materials filed with the Securities and Exchange Commission that discuss our business in greater detail and that disclose various risks, uncertainties and other factors that may affect our business, results of operations or financial condition. In particular, you should review the "Risk Factors" section of this report.

         Any of the factors described above or in the "Risk Factors" section of this report could cause our financial results, including our net income (loss) or growth in net income (loss) to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

OVERVIEW

         Through our three wholly-owned operating subsidiaries, XET Corporation, CXR Telcom and CXR France, and through the divisions and subsidiaries of those subsidiaries, we design, develop, manufacture, assemble, and market products and services in the following two material business segments:

         o        Electronic Components

                  --       digital switches

                  --       electronic power supplies

         o        Communications Equipment

                  --       transmission and network access products

                  --       communications test instruments

         Our sales are primarily in North America, Europe and Asia. Revenues are recorded when products are shipped if shipped FOB shipping point or when received by the customer if shipped FOB destination.

         Sales to customers in the electronic components segment, primarily to aerospace customers, defense contractors and industrial customers, were 59.1%, 46.1% and 44.1% of our total net sales during 2002, 2001 and 2000, respectively. Sales of communications equipment and related services, primarily to telecommunications equipment customers, were 40.9%, 53.9% and 55.8% of our total net sales during 2002, 2001 and 2000, respectively.

         We experienced a 37.2% decline in our communications equipment segment sales during 2002. We believe this decline primarily was due to a general business downturn experienced by many of our telecommunications customers, the disruption caused by the French elections in 2002 and our decision to discontinue the resale in Europe of test equipment not manufactured by us. As a result of the general business downturn, we experienced significant reductions in sales and gross profit as well as changes in our product mix. Consequently, we have shifted our overall focus toward growing our electronic components business. However, we also plan to continue working to improve the growth and performance of our communications equipment business.

         We do not anticipate a further decline in our communications equipment segment sales in 2003 as compared to 2002. We believe that our communications equipment segment may actually realize a modest improvement in sales in 2003 as compared to 2002. We have reduced costs in our communications equipment segment and lowered the breakeven point both in our U. S. and French operations through various cost-cutting methods, such as using Asian contract manufacturers, reducing facility rent expense and phasing out our administrative office in Paris, France. We anticipate these cost-cutting efforts will improve our bottom line performance in this segment if we are able to achieve at least the same sales levels we achieved in 2002. However, we cannot predict the duration or severity of the telecommunications market downturn or the extent to which the downturn will continue to negatively affect our ability to sell our products and services to customers in the telecommunications industry. A further reduction in sales would reduce our accounts receivable balances, which in turn would adversely affect our financial position by reducing cash availability under our lines of credit. We have taken various actions, including staffing reductions as recently as February 2003, to reduce cash outlays of our communications equipment segment. However, if the downturn is long-lasting and more severe, we may need to continue to downsize or to restructure, sell or discontinue all or part of our communications equipment operations, which would negatively impact our business, prospects, financial condition, results of operations and cash flows.

CRITICAL ACCOUNTING POLICIES

         Our significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of this report. We believe our most critical accounting policies include inventory valuation, goodwill impairment and foreign currency translation.

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

         In assessing potential impairment of goodwill, we consider these factors as well as forecasted financial performance of the acquired businesses. If forecasts are not met, we may have to record additional impairment charges not previously recognized. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of those respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets that were not previously recorded. On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," or SFAS No. 142, and were required to analyze our goodwill for impairment issues by June 30, 2002, and then at least annually after that date. During the year ended December 31, 2002, we did not record any impairment losses related to goodwill and other intangible assets.

     FOREIGN CURRENCY TRANSLATION

         We have foreign subsidiaries that together accounted for 62.1% of our net revenues, 72.3% of our assets and 74.7% of our total liabilities as of and for the year ended December 31, 2002. In preparing our consolidated financial statements, we are required to translate the financial statements of our foreign subsidiaries from the currencies in which they keep their accounting records into United States dollars. This process results in exchange gains and losses which, under relevant accounting guidance, are either included within our statement of operations or as a separate part of our net equity under the caption "cumulative translation adjustment."

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

         Based on our assessment of the factors discussed above, we consider the functional currency of each of our international subsidiaries to be each subsidiary's local currency. Accordingly we had cumulative translation losses of $597,000 that were included as part of accumulated other comprehensive loss within our balance sheet at December 31, 2002. During the year ended December 31, 2002, we included translation adjustments of a gain of approximately $446,000 under accumulated other comprehensive income and loss.

         If we had determined that the functional currency of our subsidiaries was United States dollars, these gains or losses would have decreased or increased our loss for the year ended December 31, 2002. The magnitude of these gains or losses depends upon movements in the exchange rates of the foreign currencies in which we transact business as compared to the value of the United States dollar. These currencies include the euro, the British pound and the Japanese yen. Any future translation gains or losses could be significantly higher than those we recorded for the year ended December 31, 2002.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of total net sales.

                                                                       YEARS ENDED DECEMBER 31,
                                                                       ------------------------
                                                              2002               2001               2000
                                                              ----               ----               ----
Net sales.................................................    100.0%             100.0%             100.0%
Cost of sales.............................................     62.4               56.4               55.4
                                                              ------             ------             ------
Gross profit..............................................     37.6               43.6               44.6
Selling, general and administrative expenses..............     34.1               36.9               35.0
Engineering and product development expenses..............      4.5                3.9                4.2
                                                              ------             ------             ------
Operating income (loss)...................................     (1.0)               2.8                5.4
Interest expense..........................................     (1.9)              (1.4)              (1.5)
Other income (expense)....................................      0.3               (0.1)               2.3
                                                              ------             ------             ------
Income (loss) from continuing operations
  before income taxes.....................................     (2.6)               1.3                6.2
Income tax expense (benefit)..............................     (0.1)               0.3                0.1
                                                              ------             ------             ------
Income (loss) from continuing operations..................     (2.5)               1.0                6.1
Income (loss) from discontinued operations................       --                0.2               (0.8)
Gain (loss) on disposal of discontinued segment...........       --                 --               (1.7)
                                                              ------             ------             ------
Net income (loss).........................................     (2.5)%              1.2%               3.6%
                                                              ======             ======             ======

     YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

     CONTINUING OPERATIONS

         NET SALES. Net sales for 2002 decreased by $4,759,000 (17.4%) to $22,664,000 as compared to $27,423,000 for 2001.

         Net sales of our electronic components increased by $744,000 (5.9%) to $13,390,000 for 2002 as compared to $12,646,000 for 2001. Sales of power supplies by XCEL Corporation, Ltd. increased by $1,616,000 (29.5%) to $7,098,000 for 2002 as compared to $5,482,000 for 2001 due to an increase in the number of products shipped under long-term programs. We anticipate that during 2003 we will experience similar increases in sales of power supplies. Sales of digital switches manufactured by our Digitran Division declined by $1,593,000 (25.1%) to $4,744,000 for 2002 as compared to $6,337,000 for 2001. The decline in sales of digital switches was a result of lower than expected orders, which we believe was primarily due to a temporary deferral of government orders that we believe will result in an increase in sales of digital switches during 2003. XET Corporation increased its sales of subassemblies by $892,000 (383%) to $1,125,000 for 2002 as compared to $233,000 for 2001 due to new contracts for electronic subsystems from a major aerospace company. These contracts were executed beginning in January 2002, and the final shipments under these contracts were in November 2002. We believe that our Digitran Division will have an opportunity to acquire new electronic subsystems contracts in 2003.

         Net sales of our communications equipment products and services for 2002 declined by $5,503,000 (37.2%) to $9,274,000 as compared to $14,777,000 for
2001. Test equipment net sales for 2002 declined by $4,439,000 (60.6%) to $2,881,000 as compared to $7,320,000 for 2001. The sales decline resulted from a $2,546,000 reduction in sales of test equipment by CXR Telcom and a $1,893,000 reduction in resales by CXR France of test equipment not manufactured by us following our decision to discontinue those resales due to the lower gross margin trends on resale products. Management believes the sales decline for CXR Telcom resulted primarily from reductions in capital spending in 2002 as compared to capital spending in 2001 by many of our telecommunications customers due to generally weak telecommunications markets. The sales decline for CXR France occurred primarily because the exclusive distribution agreement that CXR France had with Sunrise Telecom, Inc. terminated as of November 1, 2001, and CXR France decided not to remain in the test instruments resale business except to support a limited number of existing customers.

         Net sales of our CXR HALCYON 704 series field test equipment decreased by $1,892,000 (49.2%) to $1,957,000 for 2002 as compared to $3,849,000 for 2001.
Net sales of our T-Com central office test equipment product line declined by $642,000 (54.1%) to $527,000 for 2002 as compared to $1,187,000 for 2001, primarily due to continued weakening in the market for central office test equipment.

         We believe that many of the United States telecom customers that CXR Telcom serves built networks to handle an anticipated demand for voice and data traffic that has not yet occurred. Consequently, many of these customers reduced their purchasing budgets for 2002. This has had a negative impact on CXR Telcom's sales. We anticipate that CXR Telcom's sales during 2003 will remain relatively unchanged from its sales for 2002.

         CXR France produces all of our transmission products and networking equipment. Net sales of transmission products and networking equipment produced by CXR France decreased by $1,379,000 (20.3%) to $5,399,000 for 2002 as compared to $6,778,000 for 2001. We believe this decrease occurred primarily because of the weak telecom market and the disruption caused by the French elections in mid-2002. Total net sales by CXR France, including both test equipment and transmission and networking equipment, decreased by $1,992,000 (25.4%) to $5,855,000 for 2002 as compared to $7,847,000 for 2001. We believe that the decreases in CXR France's and CXR Telcom's sales relate to the overall slowdown in the telecom markets and the termination of the Sunrise Telecom contract discussed above, and that the French national and local elections in April and May 2002 may have caused a delay in purchases by major governmental customers of CXR France.

         GROSS PROFIT. Gross profit as a percentage of total net sales decreased to 37.6% for 2002 as compared to 43.6% for 2001. In dollar terms, total gross profit decreased by $3,450,000 (28.8%) for 2002 to $8,517,000 as compared to $11,967,000 for 2001.

         Gross profit for our electronic components segment decreased in dollar terms by $271,000 (5.0%) to $5,203,000 for 2002 as compared to $5,505,000 for
2001, and decreased as a percentage of related net sales from 43.3% for 2001 to 38.9% for 2002. This decrease primarily was the result of a larger proportion of power supply sales in comparison to sales of digital switches and electronic subassemblies, both of which carry higher gross margins than power supplies.

         Gross profit for our communications equipment segment decreased in dollar terms by $3,149,000 (48.7%) to $3,313,000 for 2002 as compared to
$6,462,000 for 2001, and decreased as a percentage of net sales from 43.7% for 2001 to 35.7% for 2002. The decrease in gross profit as a percentage of net sales primarily was due to the substantial reduction in sales volume that increased overhead costs on a per unit basis. We anticipate a modest improvement in our sales of communications equipment products in 2003 which, when combined with our cost cutting efforts, should improve the margins on our communications equipment products in 2003 as compared to 2002.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $2,398,000 (23.7%) to $7,731,000 for 2002 as compared to $10,129,000 for 2001. Selling, general and administrative expenses also declined as a percentage of total net sales, from 36.9% of net sales during 2001 to 34.1% of net sales during 2002. The decrease in selling, general and administrative expenses was due to several factors. For example, we incurred $608,000 in legal and accounting fees during 2001 in connection with amendments to a securities registration statement and periodic reports but did not incur any of those expenses during 2002. Selling expenses were reduced by $624,000 in our communications equipment segment and $117,000 in our electronic components segment primarily due to lower commissions on reduced sales and cost reductions during 2002. Administrative costs were reduced by $546,000 in our communications equipment segment primarily due to staff reductions at CXR Telcom and CXR France. Also, because of the new accounting rules of SFAS No. 142, effective January 1, 2002 we no longer amortize goodwill. Goodwill accounted for $370,000 of our amortization expense in 2001.

         ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses consist primarily of research and product development activities of our communications equipment segment. These expenses remained relatively unchanged at $1,015,000 for 2002 as compared to $1,076,000 for 2001. We achieved cost savings from the closure of our St. Charles, Illinois engineering facility in August 2001 and the relocation, consolidation and downsizing of that engineering function into our Fremont, California facility. The cost savings were partially offset with increases in engineering expenses for the development of a new rotary switch at our Digitran Division operation in Rancho Cucamonga, California.

         OTHER INCOME AND EXPENSE. Interest expense increased by $45,000 (11.4%) to $441,000 for 2002 from $396,000 for 2001 due to higher debt loads at our foreign subsidiaries. Other income was $80,000 in 2002 as compared to $18,000 of other expense reported in 2001. This positive change primarily resulted from miscellaneous tax refunds and miscellaneous expense reductions that occurred during 2002.

         INCOME TAX BENEFIT AND EXPENSE. Income tax benefit for 2002 was $20,000 as compared to $77,000 of income tax expense for 2001. The income tax benefit in 2002 consisted of U.K. income tax refundable amounts due to the availability of net operating loss deductions. This benefit was net of $19,000 of state income taxes and $14,000 of French income tax.

         NET LOSS. Net loss for 2002 was $570,000 as compared to net income of $327,000 for 2001. The major cause of this change was the reduction in sales of our communications equipment segment below the level needed to cover fixed costs. We took in 2002 and 2001 and are continuing to take in 2003 various actions to reduce costs through staffing reductions in our communications equipment operations in the United States and France and through various other cost-cutting methods, such as using contract manufacturers, reducing facility rent expense and phasing out our administrative office in Paris, France. These actions have substantially reduced the sales volume required to turn a profit at both CXR Telcom and CXR France. However, if these actions are not sufficient to reduce cash outlays below revenue levels, then we may be required to restructure or divest all or part of our communications equipment operations.

     DISCONTINUED OPERATIONS

         As a result of our decision to discontinue our last remaining material circuits subsidiary in October 2000, our circuits segment has been accounted for as discontinued operations. We reported income of $56,000 in 2001 as a result of reversal of excess accruals.

     YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

     CONTINUING OPERATIONS

         NET SALES. Net sales for the year ended December 31, 2001 decreased by $627,000 (2.2%) to $27,423,000 as compared to $28,050,000 for the year ended
December 31, 2000.

         Net sales of our electronic components for 2001 increased by $254,000 (2.0%) to $12,646,000 as compared to $12,392,000 for the prior year, primarily due to a $1,284,000 (27.1%) increase in sales of our U.K. subsidiary, to $6,029,000 in 2001 from $4,745,000 in 2000. This increase in net sales was primarily due to an increase in deliveries under outstanding contracts for power supplies. In addition, our Japanese subsidiary increased its sales in 2001 by

$144,000 (15.3%) to $1,085,000 as compared to $941,000 for the prior year. These increases were offset by a $1,128,000 (17.3%) decrease in XET's sales to $5,405,000 as compared to $6,533,000 for the prior year, that resulted primarily because of the completion in the first quarter of 2001 of XET's major digital switch contract with BAE Systems, Canada.

         Net sales of our communications equipment products and services for 2001 declined by $881,000 (5.6%) to $14,777,000, as compared to $15,658,000 for
2000. Test equipment net sales for 2001 decreased by $586,000 (7.4%) to $7,320,000, as compared to $7,906,000 for 2000. The primary reason for this sales decline was a $458,000 reduction in sales of test equipment by CXR France due to a generally weak market for telecommunications equipment in Europe. Also, the exclusive distribution agreement that our French subsidiary had with Sunrise Telecom, Inc. terminated as of November 1, 2001. Consequently, during the first quarter of 2002, we began to implement personnel and other cost reductions.

         Net sales of our CXR HALCYON 704 series field test equipment increased by $131,000 (3.5%) to $3,849,000 as compared to $3,718,000 for 2001. Net sales of our T-Com central office test equipment product line that we acquired in August 2000 declined by $212,000 (15.2%) to $1,186,000 for 2001 as compared to $1,398,000 for the last five months of 2000, primarily due to a weakening market in central office test equipment.

         Net sales of transmission products and networking equipment produced by CXR France declined by $559,000 (7.6%) to $6,778,000 for 2001 as compared to $7,337,000 for 2000, primarily because of the closure of that subsidiary's networking division in 2000. Total net sales by CXR France, including both test equipment and transmission and networking equipment, decreased by $1,271,000 (13.9%) to $7,847,000 for 2001 as compared to $9,118,000 for 2000. The decrease in CXR France's net sales would have been 11.0% rather than 13.9% if there had not been a decline in 2001 in the value of the French franc in relation to the value of the U.S. dollar.

         GROSS PROFIT. Gross profit as a percentage of total net sales decreased to 43.6% for 2001 as compared to 44.6% for 2000. In dollar terms, total gross profit decreased by $554,000 (4.4%) to $11,967,000 for 2001 as compared to $12,521,000 for 2000.

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

         Gross profit for our communications equipment segment decreased in dollar terms by $46,000 (0.7%) to $6,462,000 for 2001 as compared to $6,508,000 for 2000. Gross profit increased as a percentage of net sales from 41.6% in 2000 to 43.7% in 2001. The higher gross margin percentage in 2001 was due to a larger proportion of sales of high margin products in France and also due to labor cost reductions in California. Also, during the fourth quarter of 2001, we recorded both an $85,000 reduction in warranty expense as a result of a reevaluation of our warranty reserve and a $41,000 reduction to our reserve for obsolete inventory. Provisions for inventory obsolescence are recorded as necessary to reduce obsolete inventory to estimated net realizable value or to specifically reserve for obsolete inventory that we intend to dispose of. Upon disposal of obsolete inventory, the inventory is written off and the allowance for inventory obsolescence is reduced.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $302,000 (3.1%) to $10,129,000 for 2001 as compared to $9,827,000 for 2000. Selling, general and administrative expenses also increased as a percentage of total net sales, from 35.0% of net sales during 2000 to 36.9% of net sales during 2001. The increase was primarily due to an increase from approximately $187,000 in 2000 to approximately $608,000 in 2001 of legal and accounting fees that we incurred in connection with a securities registration statement and amendments to various periodic reports. Selling expenses declined by $332,000, primarily due to the cost savings that resulted from the closure of the networking division of CXR France in the fourth quarter of 2000. Also, during the fourth quarter of 2001, we recorded a $78,000 reduction of expense to reflect a reduction in California sales tax liability that occurred as a result of a favorable audit settlement.

         ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses consist primarily of research and product development activities of our communications equipment segment. These expenses decreased by $91,000 (7.8%) to $1,076,000 for 2001 as compared to $1,167,000 for the prior year, reflecting the cost savings from the closure of our St. Charles, Illinois engineering facility in August 2001 and the relocation, consolidation and downsizing of that engineering function into our Fremont, California facility.

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

LIQUIDITY AND CAPITAL RESOURCES

         During 2002, we funded our operations primarily through revenue generated from our operations and through our lines of credit with Wells Fargo Business Credit, Inc. and various foreign banks. As of December 31, 2002, we had working capital of $3,961,000, an accumulated deficit of $19,042,000, an accumulated other comprehensive loss of $597,000, $254,000 in cash and cash equivalents and $5,356,000 of accounts receivable.

         Cash used in our operating activities totaled $657,000 during 2002 as compared to $100,000 of cash used in our operating activities for the prior year. This increase during 2002 primarily resulted from the net loss for the year due to lower sales, from increases in inventory balances and from payments of accrued expenses.

         Cash used in our investing activities totaled $176,000 during 2002 as compared to $38,000 for the prior year. Our investing activities consisted of the acquisition of plant and equipment.

         Cash used in our financing activities totaled $206,000 during 2002 as compared to cash provided of $358,000 for the prior year, primarily due to payments that reduced bank debt.

         On August 16, 2000, our subsidiaries, CXR Telcom and XET Corporation, together with MicroTel acting as guarantor, obtained a credit facility extension and modification from Wells Fargo Business Credit, Inc. In April 2002, the maturity date of the facility was extended by two years to August 16, 2005. Since April 17, 2002, the facility has provided for a revolving loan of up to $3,000,000 secured by inventory and accounts receivable and a term loan in the amount of $687,000 secured by machinery and equipment. On December 31, 2002, the interest rate was the prime rate (then 4.25%) plus 1%, subject to a minimum interest charge of $13,500 per month. The balance outstanding at December 31, 2002 was $1,070,000 on the revolving loan and $95,000 on the term loan, and we had available to us $13,000 of additional borrowings under the revolving loan. The credit facility contains restrictive financial covenants that are set by mutual agreement each year. At December 31, 2002, we were not in compliance with the net income covenant. However, we subsequently obtained a waiver from the lender.

         As of December 31, 2002, our foreign subsidiaries had credit facilities, including lines of credit and term loans, with Venture Finance PLC, an affiliate of ABN AMRO Holdings N.V., in England, Banc National de Paris, Societe Generale and Banque Hervet in France and Johan Tokyo Credit Bank and Johnan Shinkin Bank in Japan. At December 31, 2002, the balances outstanding under our U.K., France and Japan credit facilities were $2,380,000, $849,000 and $82,000, respectively. At December 31, 2001, the balances outstanding under our U.K., France and Japan credit facilities were $1,665,000, $533,000 and $5,000, respectively.

         XCEL Japan Ltd. , or XJL, obtained a term loan on November 29, 2002 from the Johnan Shinkin Bank. The loan is amortized over five years and carries an annual interest rate 3.25%. The balance of the loan on December 31, 2002 was $82,000 using the exchange rate in effect at December 31, 2002 for conversion of Japanese yen into United States dollars.

         Our U.K. subsidiary, XCEL Power Systems, Ltd., or XPS, obtained a credit facility with Venture Finance PLC, which new facility replaced a Lloyds Bank facility as of November 12, 2002 and expires on November 15, 2005. Using the exchange rate in effect at December 31, 2002 for the conversion of British pounds into United States dollars, the new facility is for a maximum of $2,415,000 and includes a $564,000 unsecured cash flow loan, a $129,000 term loan secured by fixed assets and the remainder is a loan secured by accounts receivable and inventory. The interest rate is the base rate of Venture Finance PLC (4% at December 31, 2002) plus 2%, and is subject to a minimum rate of 4% per annum. There are no financial performance covenants applicable to this credit facility.

         As of December 31, 2002, CXR France had credit facilities with several lenders totaling up to approximately $849,000 in the aggregate. Each credit facility has a specified repayment term. However, each lender has the right to demand payment in full at any time prior to the scheduled maturity date of a particular credit facility. Because CXR France has experienced a substantial reduction in revenue, some of its lenders are contemplating, and others have made, reductions in the total available credit. Banque Hervet reduced availability to $78,000 from $159,000 effective December 31, 2002. On February 10, 2003, Societe Generale notified CXR France that CXR France must pay back its credit line balance by April 30, 2003. As of December 31, 2002, that credit line balance was $298,000. As a result, we are in the process of seeking alternative financing sources in France to replace all of the current lenders to our French operations.

         We cannot assure you that the various lenders to our U.K. and/or French subsidiaries other than Societe Generale will not seek immediate payment of all amounts owed by them under their respective credit facilities or seek to terminate any of the existing credit facilities. Similarly, we cannot assure you that if either of these events were to occur we would be successful in obtaining the required replacement financing for our operations in the U.K. and/or France or, if we were able to obtain such financing, that the financing would occur on a timely basis, would be on acceptable terms and would be sufficient to allow us to maintain our business operations in the U.K. and/or France. Accordingly, any of these actions on the part of the lenders to our U.K. and/or French subsidiaries could adversely impact our results of operations and cash flows.

         We are currently working to obtain a credit facility from a subsidiary of ABN AMRO Holdings, N.V. to replace our French credit facilities. One of our current creditors in France has also expressed an interest in replacing our other French credit lines. We anticipate closing on a new French credit facility in April 2003. However, we cannot guarantee that we will be successful in obtaining new financing in a timely manner, in sufficient amounts or at all.

         Our backlog was $12,702,000 as of December 31, 2002, as compared to $14,385,000 as of December 31, 2001. Our backlog as of December 31, 2002 was 93.6% related to our electronic components business, which business tends to provide us with long lead-times for our manufacturing processes due to the custom nature of the products, and 6.4% related to our communications equipment business, which business tends to deliver standard products from stock as orders are received. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

         During 2002, 40.9% of our sales were generated by our communications equipment segment. We experienced a 37.2% decline in our communications equipment segment sales in 2002 as compared to 2001. We believe this decline primarily was due to a general business decline experienced by many of our telecommunications customers. We cannot predict the duration or severity of the telecommunications market downturn or the extent to which the downturn will continue to negatively affect our ability to sell our products and services to customers in the telecommunications industry. A further reduction in sales would reduce our accounts receivable balances, which in turn would have an adverse effect on our financial position by reducing the amount of cash available under our lines of credit.

         We took various actions to reduce costs in 2002. These actions were intended to reduce the cash outlays of our telecommunications equipment segment to match its revenue rate. Also, in February 2003, we reduced the staffing level by 50% at CXR Telcom, which we anticipate will reduce costs at an annualized rate of approximately $360,000. This savings is in addition to the approximate $325,000 annualized savings we have begun to realize from moving CXR Telcom into a lower cost facility in November 2002.

         The following table outlines payments due from us or our subsidiaries under our lines of credit and other significant contractual obligations over the next five years, exclusive of interest. The symbol "P" represents the prime rate, and the symbol "B" represents the lender's base rate.

                                                        PAYMENTS DUE BY PERIOD
                                                        ----------------------
          CONTRACTUAL
         OBLIGATIONS AT                                     (IN THOUSANDS)
       DECEMBER 31, 2002        2003          2004         2005        2006      2007    THERE-AFTER    TOTAL
       -----------------        ----          ----         ----        ----      ----    -----------    -----
Line of Credit (Domestic)      $1,070       $   --      $   --      $    --     $  --      $   --      $1,070
   Average Interest Rate        P+1%
Line of Credit (U.K.) ...      $1,683       $   --      $   --      $    --     $  --      $   --      $1,683
   Average Interest Rate        B+2%
Overdraft (France) ......      $  722       $   --      $   --      $    --     $  --      $   --      $  722
   Average Interest Rate       5.5% -7.2%
Term Loan (Domestic) ....      $   82       $    8      $    5      $    --     $  --      $   --      $   95
   Average Interest Rate        P+1%
Term Loan (U.K.) ........      $   45       $   45      $  602      $    --     $  --      $   --      $  692
   Average Interest Rate        B+2%
Term Loan (France) ......      $   61       $   56      $   10      $   --      $  --      $   --      $  127
   Average Interest Rate       5.2% -5.6%
Term Loan (Japan) .......      $   17       $   17      $   17      $   16      $  15      $   --      $   82
   Average Interest Rate        3.25%
Capitalized Lease
  Obligations ...........      $  113       $   98      $   35      $    3      $  --      $   --      $  249
Operating Leases ........      $  633       $  562      $  382      $  286      $  --      $   --      $1,863
                               ------       ------      ------      ------      -----       ------     ------
                               $4,426       $  786      $1,051      $  305      $  15      $   --      $6,583

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

IMPACTS OF NEW ACCOUNTING PRONOUNCEMENTS

         In August 2001, the Financial Accounting Standards Board, or the FASB, issued FASB Statement No. 143, "Accounting for Asset Retirement Obligations," or SFAS No. 143. This statement addresses financial and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to all entities and legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of long-lived assets, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Our management has not yet determined the impact of the adoption of SFAS No. 143 on our financial position or results of operations.

         In October 2001, the FASB issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," or SFAS No. 144. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for our consolidated financial statements beginning January 1, 2002. The implementation of SFAS No. 144 did not have a material impact on our consolidated financial position or results of operations.

         In April 2002, the FASB issued FASB Statement No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," or SFAS No. 145. This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and amends SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements." Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. With the elimination of SFAS No. 4, gains and losses from extinguishment of debt are to be classified as extraordinary items only if they meet the criteria for extraordinary items in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Applying the provisions of APB Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the classification of an extraordinary item. SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," and amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The adoption of the provisions of SFAS No. 145 during 2002 did not have any impact on our financial position or results of operations.

         In June 2002, the FASB issued FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," or SFAS No. 146. SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We do not expect the adoption of this statement to have a material effect on our financial statements.

         In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others," or FIN 45. FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee and also include more detailed disclosures with respect to guarantees. FIN 45 is effective for guarantees issued or modified after December 31, 2002 and requires the additional disclosures for interim or annual periods ended after December 15, 2002. We do not expect that the initial recognition and measurement provisions of FIN 45 will have a material impact on our results of operations or financial position.

         In December 2002, the FASB issued FASB Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of SFAS 123," or SFAS No. 148. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of our stock at the date of the grant over the amount an employee must pay to acquire the stock. We have adopted the annual disclosure provisions of SFAS No. 148 for our financial reports for the year ended December 31, 2002 and will adopt the interim disclosure provisions for our financial reports beginning with the quarter ending March 31, 2003. Because the adoption of this standard involves disclosures only, we do expect a material impact on our results of operations, financial position or liquidity.

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51," or FIN 46. FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. For arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. We do not expect that the provisions of FIN 46 will have a material impact on our results of operations or financial position.

EURO CONVERSION

         Our operating subsidiaries located in France and the U.K. had combined net sales from operations approximating 58.7% of our total net sales for 2002. Net sales from the French subsidiary participating in the euro conversion were 25.8% of our net sales for 2002. We continue to review the impact of the euro conversion on our operations.

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

     OUR LACK OF LONG-TERM PURCHASE ORDERS OR COMMITMENTS MAY ADVERSELY AFFECT OUR BUSINESS IF DEMAND IS REDUCED.

         During the year ended December 31, 2002, the sale of electronic components accounted for 59.1% of our total sales, and the sale of communications equipment and related services accounted for 40.9% of our total sales. In many cases we have long-term contracts with our electronic components and communications equipment customers that cover the general terms and conditions of our relationships with them but that do not include long-term purchase orders or commitments. Rather, our customers issue purchase orders requesting the quantities of communications equipment they desire to purchase from us, and if we are able and willing to fill those orders, then we fill them under the terms of the contracts. Accordingly, we cannot rely on long-term purchase orders or commitments to protect us from the negative financial effects of a reduced demand for our products that could result from a general economic downturn, from changes in the electronic components and communications equipment industries, including the entry of new competitors into the market, from the introduction by others of new or improved technology, from an unanticipated shift in the needs of our customers, or from other causes.

     THE ECONOMIC DOWNTURN IN THE TELECOMMUNICATIONS EQUIPMENT MARKET CONTINUES TO NEGATIVELY AFFECT OUR COMMUNICATIONS EQUIPMENT SEGMENT SALES, WHICH SALES ACCOUNTED FOR SUBSTANTIAL PORTIONS OF OUR REVENUES IN THE YEARS ENDED DECEMBER 31, 2002 AND 2001.

         During the years ended December 31, 2002 and 2001, 40.9% and 53.9% of our sales, respectively, were of communications equipment products and related services. We experienced a 37.2% decline in our communications equipment segment sales in the year ended December 31, 2002. We believe this decline primarily was due to a general business decline experienced by many of our telecommunications customers. We anticipate a further decline in our communications equipment segment sales in 2003 as compared to 2002. We cannot predict the duration or severity of the telecommunications market downturn or the extent to which the downturn will continue to negatively affect our ability to sell our products and services to customers in the telecommunications industry. A further reduction in sales would reduce our accounts receivable balances, which in turn would have an adverse effect on our financial position by reducing cash availability under our lines of credit. We are taking various actions, including staffing reductions as recently as February 2003, to reduce cash outlays of our communications equipment segment. However, if the downturn is long-lasting and more severe, we may need to continue to downsize or to restructure, sell or discontinue all or part of our communications equipment operations, which would negatively impact our business, prospects, financial condition, results of operations and cash flows.

     IF WE ARE UNABLE TO OBTAIN ACCEPTABLE REPLACEMENT FINANCING FOR OUR FRENCH SUBSIDIARY ON A TIMELY BASIS, OUR RESULTS OF OPERATIONS AND CASH FLOWS COULD SUFFER.

         CXR France has credit facilities with several lenders that totaled up to approximately $849,000 in the aggregate as of December 31, 2002. Because CXR France has experienced a substantial reduction in revenue, some of its lenders are contemplating, and others have made, reductions in the total available credit. Banque Hervet reduced its credit line to CXR France to $78,000 from $159,000 on December 31, 2002. On February 10, 2003, Societe Generale requested CXR France to pay back its December 31, 2002 outstanding balance of $298,000 by April 30, 2003. We are actively seeking replacement financing. However, we cannot assure you that the various lenders to CXR France will not seek immediate payment of all amounts owed by them under their respective credit facilities or seek to terminate any of the other existing credit facilities. Similarly, we cannot assure you that if either of these events were to occur we would be successful in obtaining the required replacement financing for our operations in France or, if we were able to obtain such financing, that the financing would occur on a timely basis, would be on acceptable terms and would be sufficient to allow us to maintain our business operations in France. Accordingly, any of these actions on the part of any of the lenders to our French subsidiary could adversely affect our results of operations and cash flows.

         We are currently working to obtain a credit facility from a subsidiary of ABN AMRO Holdings, N.V. to replace our French credit facilities. One of our current creditors in France has also expressed an interest in replacing our other French credit lines. We anticipate closing on a new French credit facility in April 2003. However, we cannot guarantee that we will be successful in obtaining new financing in a timely manner, in sufficient amounts or at all.

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

     OUR BUSINESS COULD SUFFER IF WE ARE UNABLE TO OBTAIN COMPONENTS OF OUR PRODUCTS FROM OUTSIDE SUPPLIERS.

         The major components of our products include circuit boards, microprocessors, chipsets and memory components. Most of these components are available from multiple sources. However, we currently obtain some components used in our products from single or limited sources. Some modem chipsets used in our data communications equipment products have been in short supply and are frequently on allocation by semiconductor manufacturers. We have, from time to time, experienced difficulty in obtaining some components. We do not have guaranteed supply arrangements with any of our suppliers, and there can be no assurance that our suppliers will continue to meet our requirements. Further, disruption in transportation services as a result of enhanced security measures in response to terrorism threats or attacks may cause some increases in costs and timing for both our receipt of components and shipment of products to our customers. If our existing suppliers are unable to meet our requirements, we could be required to alter product designs to use alternative components or, if alterations are not feasible, we could be required to eliminate products from our product line.

         Shortages of components could not only limit our product line and production capacity but also could result in higher costs due to the higher costs of components in short supply or the need to use higher cost substitute components. Significant increases in the prices of components could adversely affect our results of operations because our products compete on price and, therefore, we may not be able to adjust product pricing to reflect the increases in component costs. Also, an extended interruption in the supply of components or a reduction in their quality or reliability would adversely affect our financial condition and results of operations by impairing our ability to timely deliver quality products to our customers. Delays in deliveries due to shortages of components or other factors may result in cancellation by our customers of all or part of their orders. Although customers who purchase from us products, such as many of our digital switches and all of our custom power supplies, that are not readily available from other sources would be less likely than other customers of ours to cancel their orders due to production delays, we cannot assure you that cancellations will not occur.

     WE RELY HEAVILY ON OUR MANAGEMENT, AND THE LOSS OF THEIR SERVICES COULD ADVERSELY AFFECT OUR BUSINESS.

         Our success is highly dependent upon the continued services of key members of our management, including our Chairman of the Board, President and Chief Executive Officer, Carmine T. Oliva, our Executive Vice President, Graham Jefferies, and our Senior Vice President and Chief Financial Officer, Randolph Foote. Mr. Oliva co-founded XET Corporation and has developed personal contacts and other skills that we rely upon in connection with our financing, acquisition and general business strategies. Mr. Jefferies is a long-time employee of MicroTel who we have relied upon in connection with our United Kingdom acquisitions and who fulfills significant operational responsibilities in connection with our foreign and domestic operations. Mr. Foote joined us in October 1999, and we have relied upon his skills in financial reporting, accounting and tax matters in addition to his skills in the analysis of potential acquisitions and general corporate administration. Consequently, the loss of Mr. Oliva, Mr. Jefferies, Mr. Foote or one or more other key members of management could adversely affect us. Although we have entered into employment agreements with each of our executive officers, those agreements are of limited duration and are subject to early termination by the officers under some circumstances. We maintain key-man life insurance on Mr. Oliva and Mr. Jefferies. However, we cannot assure you that we will be able to maintain this insurance in effect or that the coverage will be sufficient to compensate us for the loss of the services of Mr. Oliva or Mr. Jefferies.

     MANY OF OUR COMPETITORS HAVE GREATER RESOURCES THAN US. IN ORDER TO COMPETE SUCCESSFULLY, WE MUST KEEP PACE WITH OUR COMPETITORS IN ANTICIPATING AND RESPONDING TO THE RAPID CHANGES INVOLVING THE ELECTRONIC COMPONENTS AND COMMUNICATIONS EQUIPMENT INDUSTRIES.

         Our future success will depend upon our ability to enhance our current products and services and to develop and introduce new products and services that keep pace with technological developments, respond to the growth in the electronic components and communications equipment markets in which we compete, encompass evolving customer requirements, provide a broad range of products and achieve market acceptance of our products. Many of our existing and potential competitors have larger technical staffs, more established and larger marketing and sales organizations and significantly greater financial resources than we do. Our lack of resources relative to our competitors may cause us to fail to anticipate or respond adequately to technological developments and customer requirements or to experience significant delays in developing or introducing new products and services. These failures or delays could reduce our competitiveness, revenues, profit margins or market share.

     IF WE ARE UNABLE TO FULFILL BACKLOG ORDERS DUE TO CIRCUMSTANCES INVOLVING US OR ONE OR MORE OF OUR SUPPLIERS OR CUSTOMERS, OUR ANTICIPATED RESULTS OF OPERATIONS WILL SUFFER.

         As of December 31, 2002, we had $12,702,000 in backlog orders for our products. These orders were due in large part to the long lead-times associated with our electronic components products. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. However, we cannot assure you that we will be successful in fulfilling orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

     FINANCIAL STATEMENTS OF OUR FOREIGN SUBSIDIARIES ARE PREPARED USING THE RELEVANT FOREIGN CURRENCY THAT MUST BE CONVERTED INTO UNITED STATES DOLLARS FOR INCLUSION IN OUR CONSOLIDATED FINANCIAL STATEMENTS. AS A RESULT, EXCHANGE RATE FLUCTUATIONS MAY ADVERSELY IMPACT OUR REPORTED RESULTS OF OPERATIONS.

         We have established and acquired international subsidiaries that prepare their balance sheets in the relevant foreign currency. In order to be included in our consolidated financial statements, these balance sheets are converted, at the then current exchange rate, into United States dollars, and the statements of operations are converted using weighted average exchange rates for the applicable period. Accordingly, fluctuations of the foreign currencies relative to the United States dollar could affect our consolidated financial statements. Our exposure to fluctuations in currency exchange rates has increased as a result of the growth of our international subsidiaries. Sales of our products and services to customers located outside of the United States accounted for approximately 62.1% of our net sales for 2002. We currently anticipate that foreign sales will account for a similar proportion of our net sales for 2003. However, because historically the majority of our currency exposure has related to financial statement translation rather than to particular transactions, we do not intend to enter into, nor have we historically entered into, forward currency contracts or hedging arrangements in an effort to mitigate our currency exposure.

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

     OUR STOCK PRICE HAS BEEN VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS PURCHASING SHARES OF OUR COMMON STOCK AND IN LITIGATION AGAINST US.

         The market prices of securities of technology-based companies currently are highly volatile. The market price of our common stock has fluctuated significantly in the past. In fact, during 2002, the high and low closing sale prices of a share of our common stock were $0.40 and $0.12, respectively. The market price of our common stock may continue to fluctuate in response to the following factors, many of which are beyond our control:

          o changes in market valuations of similar companies and stock market price and volume fluctuations generally;
          o economic conditions specific to the communications electronics industry;
          o announcements by us or our competitors of new or enhanced products, technologies or services or significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;
          o    regulatory developments;

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

         In addition, the cyclical nature of the telecommunications business due to the budgetary cycle of RBOCs has had and will continue to have for the foreseeable future an impact on our quarterly operating results. RBOCs generally obtain approval for their annual budgets during the first quarter of each calendar year. If an RBOC's annual budget is not approved early in the calendar year or is insufficient to cover its desired purchases for the entire calendar year, we are unable to sell products to the RBOC during the period of the delay or shortfall.

         Quarter to quarter fluctuations may also result from the uneven pace of technological innovation, the development of products responding to these technological innovations by us and our competitors, our customers' acceptance of these products and innovations, the varied degree of price, product and technological competition and our customers' and competitors' responses to these changes.

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

     IF OUR PRODUCTS FAIL TO COMPLY WITH EVOLVING GOVERNMENT AND INDUSTRY STANDARDS AND REGULATIONS, WE MAY HAVE DIFFICULTY SELLING OUR PRODUCTS.

         We design our products to comply with a significant number of industry standards and regulations, some of which are evolving as new technologies are deployed. In the United States, our communications equipment products must comply with various regulations defined by the United States Federal Communications Commission, or FCC, and Underwriters Laboratories as well as industry standards established by Telcordia Technologies, Inc., formerly Bellcore, and the American National Standards Institute. Internationally, our communications equipment products must comply with standards established by the European Committee for Electrotechnical Standardization, the European Committee for Standardization, the European Telecommunications Standards Institute, telecommunications authorities in various countries as well as with recommendations of the International Telecommunications Union. The failure of our products to comply, or delays in compliance, with the various existing and evolving standards could negatively impact our ability to sell our products.

     BECAUSE WE BELIEVE THAT PROPRIETARY RIGHTS ARE MATERIAL TO OUR SUCCESS, MISAPPROPRIATION OF THESE RIGHTS COULD ADVERSELY IMPACT OUR FINANCIAL CONDITION.

         Our future success will be highly dependent on proprietary technology, particularly in our communications equipment business. However, we do not hold any patents and we currently rely on a combination of contractual rights, copyrights, trademarks and trade secrets to protect our proprietary rights. Our management believes that because of the rapid pace of technological change in the industries in which we operate, the legal intellectual property protection for our products is a less significant factor in our success than the knowledge, abilities and experience of our employees, the frequency of our product enhancements, the effectiveness of our marketing activities and the timeliness and quality of our support services. Consequently, we rely to a great extent on trade secret protection for much of our technology. However, there can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors or customers will not independently develop comparable or superior technologies or obtain unauthorized access to our proprietary technology. Our financial condition would be adversely impacted if we were to lose our competitive position due to our inability to adequately protect our proprietary rights as our technology evolves.

     BECAUSE WE MAY HAVE INADVERTENTLY FAILED TO COMPLY WITH THE FEDERAL TENDER OFFER RULES, WE COULD FACE SIGNIFICANT LIABILITIES WHICH, IN TURN, COULD ADVERSELY IMPACT OUR FINANCIAL CONDITION.

         During 1998 and 1999 we modified the terms of some of our outstanding warrants and the terms of our Series A Preferred Stock. These transactions may have been subject to the federal tender offer rules, which would have required us to make filings with the Securities and Exchange Commission and to conduct our activities in a manner prescribed by the tender offer rules. We did not make any of these filings nor did we comply with the other requirements of the tender offer rules. Although we believe that our activities surrounding the modifications to our warrants and Series A Preferred Stock were not subject to the federal tender offer rules, the Securities and Exchange Commission, as well as those security holders who participated in the modification transactions, may disagree with us. If that were to happen, we may be subject to fines by the Securities and Exchange Commission and may be required by the Securities and Exchange Commission and/or the security holders to rescind the transactions. The dollar amount of any fines and the costs associated with rescission, including the related legal and accounting costs, are difficult for us to quantify, yet they could be significant. If they are significant, our financial condition would be adversely impacted.

     BECAUSE WE ARE SUBJECT TO THE "PENNY STOCK" RULES, THE LEVEL OF TRADING ACTIVITY IN OUR STOCK MAY BE REDUCED.

         Broker-dealer practices in connection with transactions in "penny stocks" are regulated by penny stock rules adopted by the Securities and >Exchange Commission. Penny stocks, like shares of our common stock, generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges or quoted on Nasdaq). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell these securities to persons other than established customers and "accredited investors" must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

     BECAUSE OUR STOCK IS NOT LISTED ON A NATIONAL SECURITIES EXCHANGE, YOU MAY FIND IT DIFFICULT TO DISPOSE OF OR OBTAIN QUOTATIONS FOR OUR COMMON STOCK.

         Our common stock trades under the symbol "MCTL" on the OTC Bulletin Board. Because our stock trades on the OTC Bulletin Board rather than on a national securities exchange, you may find it difficult to either dispose of, or to obtain quotations as to the price of, our common stock.

     OUR PREFERRED STOCK MAY DELAY OR PREVENT A TAKEOVER OF MICROTEL, POSSIBLY PREVENTING YOU FROM OBTAINING HIGHER STOCK PRICES FOR YOUR SHARES.

         Our board of directors has the authority to issue up to 10,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights of those shares, without any further vote or action by our stockholders. Of these shares, 200 have been designated as Series A Preferred, 25 of which were outstanding as of December 31, 2002. In addition, 150,000 shares have been designated as Series B Preferred Stock, 64,057.8 of which were outstanding as of December 31, 2002. The rights of the holders of our common stock are subject to the rights of the holders of our currently outstanding preferred stock and will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that we may issue in the future. The issuance of preferred stock, while providing desired flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, which would delay, defer or prevent a change in control of MicroTel. Furthermore, preferred stock may have other rights, including economic rights senior to the common stock, and, as a result, the issuance of preferred stock could adversely affect the market value of our common stock.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       Exchange Rate Sensitivity
       -------------------------

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

       Interest Rate Sensitivity
       -------------------------

         A substantial portion of our notes payable and long-term debt have variable interest rates based on the prime interest rate and/or the lender's base rate, which exposes us to risk of earnings loss due to changes in such interest rates.

         The following table provides information about our debt obligations that are sensitive to changes in interest rates. All dollars are in thousands. The symbol "P" represents the prime rate. The symbol "B" represents the lender's base rate. Balances are as of December 31, 2002.

                                                                                                              FAIR
                                                                                      THERE-                  VALUE
      LIABILITIES           2003        2004         2005        2006       2007      AFTER       TOTAL      12/31/02
      -----------           ----        ----         ----        ----       ----      ------      -----      --------
Line of Credit
(Domestic)                 $1,070      $   --      $   --      $   --      $   --      $  --      $1,070      $1,070

  Average Interest Rate    P+ 1%

Line of Credit (U.K.)      $1,683      $   --      $   --      $   --      $   --      $  --      $1,683      $1,683

  Average Interest Rate    B+ 2%

Overdraft (France)         $  722      $   --      $   --      $   --      $   --      $  --      $  722      $  722

  Average Interest Rate   5.5% -7.2%

Term Loan (Domestic)       $   82      $    8      $    5      $   --      $   --      $  --      $   95      $   95

  Average Interest Rate    P+ 1%

Term Loan (U.K.)           $   45      $   45      $  602      $   --      $   --      $  --      $  692      $  692

  Average Interest Rate    B+ 2%

Term Loan (France)         $   61      $   56      $   10      $   --      $   --      $  --      $  127      $  127

  Average Interest Rate   5.2%-5.6%

Term Loan (Japan)          $   17      $   17      $   17      $   16      $   15      $  --      $   82      $   82

  Average Interest Rate    3.25%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Reference is made to the financial statements included in this report, which begin at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On September 24, 2002, we notified BDO Seidman, LLP, the independent accounting firm that was engaged as our principal accountant to audit our financial statements, that we intended to engage new certifying accountants, in effect terminating our relationship with BDO Seidman. On October 1, 2002, we engaged Grant Thornton LLP as our new certifying accountants.

         The audit reports of BDO Seidman on our consolidated financial statements and consolidated financial statement schedules as of and for the years ended December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

         Our decision to change accountants was approved by our audit committee and board of directors. In connection with the audits of the years ended December 31, 2001 and 2000, and during the subsequent interim period through September 24, 2002, there were no disagreements with BDO Seidman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which disagreements, if not resolved to BDO Seidman's satisfaction, would have caused BDO Seidman to make reference to the subject matter of the disagreement in connection with its opinion. In addition, there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K under the Securities Act of 1933, as amended.

         We had not consulted with Grant Thornton in the past regarding the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on our financial statements or as to any disagreement or reportable event as described in Item 304(a)(1)(iv) and Item 304(a)(1)(v).

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

         The names, ages and positions held by our directors and executive officers as of March 15, 2003 are as follows:

        NAME                        AGE              TITLES
        ----                        ---              ------

Carmine T. Oliva                    60       Chairman of the Board, President,
                                             Chief Executive Officer and
                                             Director

Graham Jefferies                    45       Executive Vice President and Chief
                                             Operating Officer of our
                                             Telecommunications Group and
                                             Managing Director of various
                                             subsidiaries

Randolph D. Foote                   54       Senior Vice President, Chief
                                             Financial Officer and Assistant
                                             Secretary

Robert B. Runyon (1)(2)             77       Secretary and Director

Laurence P. Finnegan, Jr. (1)(3)    65       Director

-----------
(1) Member of the executive compensation and management development committee.
(2) Member of the nominating committee.
(3) Member of the audit committee.

         CARMINE T. OLIVA has been Chairman of the Board, President and Chief Executive Officer and a Class III director of MicroTel since March 26, 1997 and of our subsidiary, XET Corporation, since he founded XET Corporation in 1983. Mr. Oliva has been Chairman of the Board of XCEL Corporation, Ltd. since 1985, and Chairman and Chief Executive Officer of CXR Telcom since March 1997. In 2002, Mr. Oliva obtained a French government working permit and assumed responsibility as President of our CXR France subsidiary. From January 1999 to January 2000, Mr. Oliva served as a director of Digital Transmission Systems Inc. (DTSX), a publicly held company, based in Norcross, Georgia. From 1980 to 1983, Mr. Oliva was Senior Vice President and General Manager, ITT Asia Pacific Inc. Prior to holding that position, Mr. Oliva held a number of executive positions with ITT Corporation and its subsidiaries over an eleven-year period. Mr. Oliva attained the rank of Captain in the United States Army and is a veteran of the Vietnam War. Mr. Oliva earned a B.A. degree in Social Studies/Business from Seton Hall University in 1964 and an M.B.A. degree in Business in 1966 from The Ohio State University.

         GRAHAM JEFFERIES was appointed Executive Vice President and Chief Operating Officer of our Telecommunications Group on October 21, 1999. Mr. Jefferies served as Executive Vice President of MicroTel from April 1999 through October 1999. Mr. Jefferies has served CXR France as a director since March 1997 and as General Manager since July 2002, has served as Managing Director of Belix Power Conversions Ltd., Belix Wound Components Ltd. and Belix Company Ltd. since our acquisition of those companies in April 2000, as Managing Director of XCEL Power Systems, Ltd. since September 1996 and as Managing Director of XCEL Corporation, Ltd. since March 1992. Prior to joining us in 1992, he was Sales and Marketing Director of Jasmin Electronics PLC, a major United Kingdom software and systems provider, from 1987 to 1992. Mr. Jefferies held a variety of project management positions at GEC Marconi from 1978 to 1987. Mr. Jefferies earned a B.S. degree in Engineering from Leicester University, and has experience in mergers and acquisitions. Mr. Jefferies is a citizen and resident of the United Kingdom.

         RANDOLPH D. FOOTE was appointed as our Senior Vice President and Chief Financial Officer on October 4, 1999 and as our Assistant Secretary on February 12, 2001. Mr. Foote has been Vice President and Chief Financial Officer of CXR Telcom Corporation and XET Corporation since March 2000 and has been Chief Financial Officer of CXR Anderson Jacobson Inc., a California corporation that is a subsidiary of CXR France, since February 2000. Mr. Foote was the Corporate Controller of Unit Instruments, Inc., a publicly traded semiconductor equipment manufacturer, from October 1995 to May 1999. From March 1985 to October 1995, Mr. Foote was the Director of Tax and Financial Reporting at Optical Radiation Corporation, a publicly traded company that designed and manufactured products using advanced optical technology. Prior to 1985, Mr. Foote held positions with Western Gear Corporation and Bucyrus Erie Company, which were both publicly traded companies. Mr. Foote earned a B.S. degree in Business Management from California State Polytechnic University, Pomona and an M.B.A. degree in Tax/Business from Golden Gate University.

         ROBERT B. RUNYON has served as a Class III director since March 26, 1997 and was appointed as our Secretary on that date. He has been the owner and principal of Runyon and Associates, a human resources and business advisory firm, since 1987. He has acted as Senior Vice President of Sub Hydro Dynamics Inc., a privately held marine services company based in Hilton Head, South Carolina, since September 1995. Prior to our merger with XET Corporation, Mr. Runyon served XET Corporation both as a director since August 1983 and as a consultant in the areas of strategy development and business planning, organization, human resources and administrative systems. He also consults for companies in environmental products, marine propulsion systems and architectural services sectors in these same areas. From 1970 to 1978, Mr. Runyon held various executive positions with ITT Corporation, including Vice President, Administration of ITT Grinnell, a manufacturing subsidiary of ITT. From 1963 to 1970, Mr. Runyon held executive positions at BP Oil including Vice President, Corporate Planning and Administration of BP Oil Corporation, and director, organization and personnel for its predecessor, Sinclair Oil Corporation. Mr. Runyon was Executive Vice President, Human Resources at the Great Atlantic & Pacific Tea Company from 1978 to 1980. Mr. Runyon earned a B.S. degree in Economics/Industrial Management from University of Pennsylvania.

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

         Our bylaws provide that the board of directors shall consist of at least four directors. The board of directors is divided into three classes. The term of office of each class of directors is three years, with one class expiring each year at the annual meeting of stockholders. There are currently three directors, one of which is a Class II director whose term expires in 2004, and two of which are Class III directors whose term expires in 2005. Officers are appointed by, and serve at the discretion of, our board of directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. These officers, directors and stockholders are required by the Securities and Exchange Commission regulations to furnish MicroTel with copies of all reports that they file.

         Based solely upon a review of copies of the reports furnished to us during our fiscal year ended December 31, 2002 and thereafter, or any written representations received by us from directors, officers and beneficial owners of more than 10% of our common stock ("reporting persons") that no other reports were required, we believe that, during 2002, all Section 16(a) filing requirements applicable to our reporting persons were met.

ITEM 11.   EXECUTIVE COMPENSATION.

COMPENSATION OF EXECUTIVE OFFICERS

         The following table provides information concerning the annual and long-term compensation for the years ended December 31, 2002, 2001 and 2000 earned for services in all capacities as an employee by our Chief Executive Officer and each of our other executive officers who received an annual salary and bonus of more than $100,000 for services rendered to us during 2002 (collectively, the "named executive officers"):

                                               SUMMARY COMPENSATION TABLE
                                                                                    LONG-TERM
                                                                                  COMPENSATION
                                                                                      AWARD
                                                                                      -----
                                                      ANNUAL COMPENSATION           SECURITIES
                                                     ---------------------          UNDERLYING        ALL OTHER
        NAME AND PRINCIPAL POSITION     YEAR         SALARY          BONUS           OPTIONS         COMPENSATION
        ---------------------------     ----         ------          -----           -------         ------------
    Carmine T. Oliva..................   2002       $250,010           --               --             $4,821 (1)
      President and Chief Executive      2001       $250,010        $40,000           100,000          $4,821 (1)
      Officer                            2000       $207,395        $80,000             --             $4,821 (1)

    Graham Jefferies..................   2002       $152,093           --               --             $9,000 (3)
      Executive Vice President and       2001       $142,639        $20,000             --             $7,697 (3)
    Chief                                2000       $128,775        $35,000             --             $6,869 (3)
      Operating Officer of Telecommuni-
      cations Group (2)

    Randolph D. Foote.................   2002       $144,168           --               --             $1,604 (4)
      Senior Vice President, Chief       2001       $130,005        $15,000             --                --
      Financial Officer and Assistant    2000       $103,754        $20,000             --                --
      Secretary (4)

---------------
(1) Represents the dollar value of insurance premiums we paid with respect to a $1,000,000 term life insurance policy for the benefit of Mr. Oliva's spouse.
(2) Mr. Jefferies is based in the United Kingdom and receives his remuneration in British pounds. The compensation amounts listed for Mr. Jefferies are shown in United States dollars, converted from British pounds using the average conversion rates in effect during the time periods of compensation.
(3)  Represents company contributions to Mr. Jefferies' retirement account.
(4)  Represents company contributions to Mr. Foote's 401(k) retirement account.

                    RETIREMENT ACCOUNT MATCHING CONTRIBUTIONS

         We match up to the lesser of $2,000 and 20% of Mr. Foote's contributions to his 401(k) account. During 2002, our matching contribution amounted to $1,604. This matching arrangement was generally made available to all employees of MicroTel International, Inc. and provides for the same method of allocation of benefits between management and non-management participants.

         Also, XCEL Power Systems, Ltd. makes matching contributions of up to 6% of Mr. Jefferies' salary to an executives' defined contribution plan. Other employees of XCEL Power Systems, Ltd. may receive matching contributions to a defined contribution plan of up to 4% of their salary. Amounts contributed to the defined contribution plans are intended to used to purchase annuities upon retirement. During 2002, 2001 and 2000, Mr. Jefferies received matching contributions of $9,000, $7,697 and $6,869, respectively.

                        OPTION GRANTS IN LAST FISCAL YEAR

         We did not grant any options or stock appreciation rights to the named executive officers during 2002.

                  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION
VALUES

         The following table provides information regarding the value of unexercised options held by the named executive officers as of December 31, 2002. None of the named executives officers acquired shares through the exercise of options during 2002.

                                               NUMBER OF
                                         SECURITIES UNDERLYING            VALUE ($) OF UNEXERCISED
                                         UNEXERCISED OPTIONS AT           IN-THE-MONEY OPTIONS AT
                                           DECEMBER 31, 2002               DECEMBER 31, 2002 (1)
                                           -----------------               ---------------------
           NAME                      EXERCISABLE    UNEXERCISABLE        EXERCISABLE      UNEXERCISABLE
           ----                      -----------    -------------        -----------      -------------
Carmine T. Oliva.....                230,633               --                 --                 --
Graham Jefferies.....                126,287               --                 --                 --
Randolph D. Foote....                 50,000               --                 --                 --


--------------
(1) Based on the last reported sale price of our common stock of $0.18 on December 31, 2002 (the last trading day during 2002) as reported on the OTC Bulletin Board, less the exercise price of the options.

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

         If Mr. Foote dies during the term of the agreement, amounts payable under the agreement to or for the benefit of Mr. Foote will continue to be payable to Mr. Foote's designee or legal representatives for one year following his death. If Mr. Foote is unable to substantially perform his duties under the agreement for an aggregate of 180 days in any 18-month period, we may terminate the agreement by ten days' prior written notice to Mr. Foote following the 180th day of disability; provided, however, that we must continue to pay amounts payable under the agreement to or for the benefit of Mr. Foote for one year following the effective date of the termination.

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

         The nominating committee selects nominees for the board of directors. Beginning in and since 2000, the nominating committee has consisted of Robert B. Runyon.

COMPENSATION OF DIRECTORS

         During 2002, each non-employee director was entitled to receive $1,000 per month as compensation for their services. Beginning January 1, 2003, this compensation increased to $1,500 per month. In addition, since November 1, 2002, each board member chairing a standing committee has been entitled to receive $500 per month as compensation for their services. We reimburse all directors for out-of-pocket expenses incurred in connection with attendance at board and committee meetings. We may periodically award options or warrants to our directors under our existing option and incentive plans.

         Mr. Runyon formerly acted as a consultant to MicroTel in the areas of strategy development, business and organization planning, human resources recruiting and development and administrative systems. For 2002, Mr. Runyon became entitled to receive $8,551 in consulting fees. During 2002, we also paid premiums of $2,411 for Mr. Runyon's health insurance. During the latter half of 2002, Mr. Runyon ceased acting as a consultant to MicroTel, and we discontinued payment of his health insurance premiums.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         No member of the board of directors has a relationship that would constitute an interlocking relationship with executive officers and directors of another entity. During 2002, Mr. Oliva made salary recommendations to our executive compensation and management development committee regarding salary increases for key executives.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

BENEFICIAL OWNERSHIP TABLE

         As of March 14, 2003, a total of 21,576,788 shares of our common stock were outstanding. The following table sets forth information as of that date regarding the beneficial ownership of our common stock by:

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

         Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated in the footnotes to the table, we believe each stockholder possesses sole voting and investment power with respect to all of the shares of common stock owned by that stockholder, subject to community property laws where applicable. In computing the number of shares beneficially owned by a stockholder and the percentage ownership of that stockholder, shares of common stock subject to options or warrants or underlying preferred stock held by that person that are currently exercisable or convertible or are exercisable or convertible within 60 days after the date of the table are deemed outstanding. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person or group.

                                                                      AMOUNT AND NATURE
               NAME AND ADDRESS                                    OF BENEFICIAL OWNERSHIP    PERCENT OF
            OF BENEFICIAL OWNER(1)              TITLE OF CLASS             OF CLASS              CLASS
            ----------------------              --------------             --------              -----
Orbit II Partners, L.P......................        Common              3,015,685 (2)             13.98%
Carmine T. Oliva............................        Common              1,384,938 (3)              6.34%
Robert B. Runyon............................        Common                338,206 (4)              1.56%
Laurence P. Finnegan, Jr....................        Common                202,231 (5)              *
Graham Jefferies............................        Common                129,563 (6)              *
Randolph D. Foote...........................        Common                 55,000 (7)              *
All executive officers and directors
   as a group (5 persons)...................        Common              2,109,938 (8)              9.44%

---------------
*      Less than 1.00%
(1) Unless otherwise indicated, the address of each person in this table is c/o MicroTel International, Inc., 9485 Haven Avenue, Suite 100, Rancho Cucamonga, CA 91730. Messrs. Oliva, Jefferies and Foote are executive officers of MicroTel. Messrs. Oliva, Runyon and Finnegan are directors of MicroTel.
(2) Alan S. MacKenzie, Jr., David N. Marino and Joel S. Kraut are: the managing partners of Orbit II Partners, L.P., a broker-dealer and member of the American Stock Exchange; the managing members of MKM Partners, LLC, an NASD-registered broker-dealer and member of the Pacific Stock Exchange; and general partners of OTAF Business Partners, a general partnership that owns over 10% of the outstanding membership interests in Blackwood Securities, LLC, an NASD member. Excludes 7,500 shares of common stock held directly by Mr. MacKenzie. The address for Orbit II Partners, L.P. is 2 Rector Street, 16th Floor, New York, New York 10006.
(3) Includes 81,889 shares of common stock held individually by Mr. Oliva's spouse, 230,633 shares of common stock underlying options and 50,530 shares of common stock underlying Series A Preferred Stock.

(4)  Includes 158,060 shares of common stock underlying options.
(5)  Includes 158,060 shares of common stock underlying options.
(6)  Includes 126,287 shares of common stock underlying options.
(7)  Includes 50,000 shares of common stock underlying options.
(8) Includes 723,040 shares of common stock underlying options, 81,889 shares of common stock held individually by Mr. Oliva's wife and 50,530 shares of common stock issuable upon conversion of Series A Preferred Stock.

EQUITY COMPENSATION PLAN INFORMATION

         The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2002.

                                                                                              NUMBER OF SECURITIES
                                                                                             REMAINING AVAILABLE FOR
                                       NUMBER OF SECURITIES TO       WEIGHTED-AVERAGE         FUTURE ISSUANCE UNDER
                                       BE ISSUED UPON EXERCISE        EXERCISE PRICE           EQUITY COMPENSATION
                                           OF OUTSTANDING         OF OUTSTANDING OPTIONS,       PLANS (EXCLUDING
                                          OPTIONS, WARRANTS              WARRANTS             SECURITIES REFLECTED
PLAN CATEGORY                                AND RIGHTS                 AND RIGHTS               IN COLUMN (a))
-------------                                ----------                 ----------               --------------
                                                 (a)                        (b)                       (c)
Equity compensation plans approved
   by security holders                      1,432,323(1)                  $1.11                   1,825,000(2)
Equity compensation plans not
   approved by security holders               404,381(3)                  $0.67                          --
                                           ----------                                         ---------------
     Total                                  1,836,704                                             1,825,000


-----------

(1) Represents shares of common stock underlying options that are outstanding under our 1993 Stock Option Plan, our Employee Stock and Stock Option Plan, our 1997 Stock Incentive Plan and our Amended and Restated 2000 Stock Option Plan.
(2) Represents shares of common stock available for issuance under options that may be issued under our Amended and Restated 2000 Stock Option Plan.
(3) Represents shares of common stock underlying warrants that are described in Note 10 to our consolidated financial statements for the years ended December 31, 2002, 2001 and 2000.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         We are or have been a party to employment and consulting arrangements with related parties, as more particularly described above under the headings "Compensation of Executive Officers," "Employment Contracts and Termination of Employment and Change-in-Control Arrangements" and "Compensation of Directors."

ITEM 14.   CONTROLS AND PROCEDURES.

         Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of February 28, 2003 ("Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

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

(b)      Reports on Form 8-K
         -------------------

         On October 8, 2002, we filed a Form 8-K for September 24, 2002 that contained Item 4 - Changes in Registrant's Certifying Accountant, and Item 7 - Financial Statements and Exhibits.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                            Page
                                                                            ----
Financial Statements
--------------------

Report of Grant Thornton LLP, Independent Certified Public Accountants.......F-2

Report of BDO Seidman, LLP, Independent Certified Public Accountants.........F-3

Consolidated Balance Sheets as of December 31, 2002 and 2001.................F-4

Consolidated Statements of Operations for the years ended
    December 31, 2002, 2001 and 2000.........................................F-5

Consolidated Statements of Comprehensive Income (Loss) for the years ended
    December 31, 2002,
    2001 and 2000............................................................F-6

Consolidated Statements of Stockholders' Equity for the years ended
    December 31, 2002, 2001 and 2000.........................................F-7

Consolidated Statements of Cash Flows for the years ended
    December 31, 2002, 2001 and 2000.........................................F-8

Notes to Consolidated Financial Statements for years ended
    December 31, 2002, 2001 and 2000........................................F-10

Financial Statement Schedule
----------------------------

Consolidated Schedule II Valuation and Qualifying Accounts for the
    years ended December 31, 2002, 2001 and 2000............................F-41

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
MicroTel International, Inc.

         We have audited the accompanying consolidated balance sheet of MicroTel International, Inc. as of December 31, 2002 and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for the year then ended. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial statement schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial statement schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial statement schedule. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MicroTel International, Inc. at December 31, 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

         As discussed in Note 6 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002.

         We have also audited Schedule II of MicroTel International, Inc. for the year ended December 31, 2002. In our opinion, the schedule presents fairly, in all material respects, the information required to be set forth therein.

/S/ GRANT THORNTON LLP

Los Angeles, California
March 28, 2003

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
MicroTel International, Inc.

         We have audited the accompanying consolidated balance sheet of MicroTel International, Inc. as of December 31, 2001, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2001. We have also audited the information for each of the years in the two-year period ended December 31, 2001 in the consolidated financial statement schedules listed in the accompanying index. These consolidated financial statements and the consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedules based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial statement schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial statement schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial statement schedules. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MicroTel International, Inc. at December 31, 2001 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the consolidated financial statement schedules referred to above presents fairly, in all material respects, the information set forth therein.

/S/ BDO Seidman, LLP
BDO Seidman, LLP

Costa Mesa, California
February 25, 2002

                                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                          DECEMBER 31, 2002 AND 2001
                              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

ASSETS (NOTES 7 AND 8)                                                              2002           2001
                                                                                    ----           ----
Current assets:
   Cash and cash equivalents                                                      $    254       $    604
   Accounts receivable, net of allowance for doubtful accounts of  $130 and
     $226, respectively                                                              5,356          5,627
   Notes receivable (Note 3)                                                            31             48
   Inventories (Note 4)                                                              7,505          7,433
   Prepaid and other current assets                                                    312            396
                                                                                  ---------      ---------
Total current assets                                                                13,458         14,108
Property, plant and equipment, net (Note 5)                                            588            758
Goodwill, net of accumulated amortization of $1,050 and $1,060, respectively
   (Notes 2 and 3)                                                                   2,346          2,389
Other assets                                                                           394            433
                                                                                  ---------      ---------
                                                                                  $ 16,786       $ 17,688
                                                                                  =========      =========
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable due on demand                                                    $  2,405       $  2,198
   Notes payable (Note 7)                                                            1,070          1,420
   Current portion of long-term debt (Note 8)                                          318            550
   Accounts payable                                                                  3,897          3,783
   Accrued expenses                                                                  1,807          2,471
                                                                                  ---------      ---------
Total current liabilities                                                            9,497         10,422
Long-term debt, less current portion (Note 8)                                          927            763
Other liabilities                                                                      348            371
                                                                                  ---------      ---------
Total liabilities                                                                   10,772         11,556

Commitments and contingences (Note 13)

Convertible redeemable Series A Preferred Stock, $10,000 unit value
   Authorized 200 shares; issued and outstanding 25 shares (aggregate
   liquidation preference of $250) (Note 9)                                            282            270

Stockholders' equity (Notes 2, 3, 9, 10 and 13):
   Preferred stock, authorized 10,000,000 shares;
     Convertible Series B Preferred Stock, $0.01 par value,
       issued and  outstanding 64,000 shares and 150,000 shares in 2002 and 2001, respectively (aggregate liquidation preference of $410
       and $960 in 2002 and 2001, respectively)                                        400            938
   Common stock, $0.0033 par value. Authorized 50,000,000 shares;
     issued and outstanding 21,535,000 and 20,671,000 shares in 2002
     and 2001, respectively                                                             71             68
   Additional paid-in capital                                                       24,900         24,358
   Accumulated deficit                                                             (19,042)       (18,459)

   Accumulated other comprehensive loss                                               (597)        (1,043)
                                                                                  ---------      ---------

Total stockholders' equity                                                           5,732          5,862
                                                                                  ---------      ---------
                                                                                  $ 16,786       $ 17,688
                                                                                  =========      =========

                         See accompanying notes to consolidated financial statements.

                                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      2002           2001           2000
                                                                      ----           ----           ----
Net sales (Note 14)                                                 $ 22,664       $ 27,423       $ 28,050
Cost of sales                                                         14,147         15,456         15,529
                                                                    ---------      ---------      ---------
Gross profit                                                           8,517         11,967         12,521
Operating expenses:
   Selling, general and administrative                                 7,731         10,129          9,827
   Engineering and product development                                 1,015          1,076          1,167
                                                                    ---------      ---------      ---------
Income (loss) from operations                                           (229)           762          1,527
Other income (expense):
   Interest expense                                                     (441)          (396)          (424)
   Gain (loss) on sale of subsidiary/investment,
     net (Note 3)                                                         --             --            197
   Other, net (Note 3)                                                    80            (18)           434
                                                                    ---------      ---------      ---------
Income (loss) from continuing operations before income
   taxes                                                                (590)           348          1,734
Income taxes (benefit) (Note 11)                                         (20)            77             31
                                                                    ---------      ---------      ---------
Income (loss) from continuing operations                                (570)           271          1,703
                                                                    ---------      ---------      ---------
Discontinued operations (Note 15):
   Income (loss) from discontinued operations                             --             56           (212)
   Loss on disposal of discontinued operations,
     including provision for phase out period of $122
     in 2000                                                              --             --           (487)
                                                                    ---------      ---------      ---------
Income (loss) from discontinued operations                                --             56           (699)
                                                                    ---------      ---------      ---------
Net income (loss)                                                   $   (570)      $    327       $  1,004
                                                                    =========      =========      =========

Basic earnings (loss) per share from continuing
   operations                                                       $  (0.03)      $   0.01       $   0.09
                                                                    =========      =========      =========
Diluted earnings (loss) per share from continuing
   operations                                                       $  (0.03)      $   0.01       $   0.07
                                                                    =========      =========      =========
Basic earnings (loss) per share from discontinued operations        $     --       $   0.00       $  (0.04)
                                                                    =========      =========      =========
Diluted earnings (loss) per share from discontinued operations      $     --       $   0.00       $  (0.03)
                                                                    =========      =========      =========

Basic earnings (loss) per share (Note 12)                           $  (0.03)      $   0.02       $   0.05
                                                                    =========      =========      =========

Diluted earnings (loss) per share (Note 12)                         $  (0.03)      $   0.01       $   0.04
                                                                    =========      =========      =========

                         See accompanying notes to consolidated financial statements.


                       MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                       YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                      (IN THOUSANDS)

                                                     2002          2001          2000
                                                     ----          ----          ----
Net income (loss)                                  $  (570)      $   327       $ 1,004
Other comprehensive income (loss) net of tax:
   Foreign currency translation adjustment             446          (312)         (505)
                                                   --------      --------      --------
Comprehensive Income (loss)                        $  (124)      $    15       $   499
                                                   ========      ========      ========

               See accompanying notes to consolidated financial statements.

                                      MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                      YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                                     (IN THOUSANDS)

                                                 Series B                                                     Accumulated
                                                Convertible        Common Stock     Additional                   Other
                                              Preferred Stock    -----------------    Paid-in   Accumulated  Comprehensive
                                              Shares   Amount    Shares     Amount    Capital     Deficit    Income (Loss)   Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                      --     $ --    18,152       $60     $23,726    $(19,759)    $  (226)       $3,801
Stock issued upon conversion of redeemable
  preferred stock (Note 9)                        --       --     1,743         6         343          --          --           349
Warrant repricing offer (Note 10)                 --       --        --        --          65          --          --            65
Warrants issued for services                      --       --        --        --          25          --          --            25
Warrants issued with T-Com purchase (Note 3)      --       --        --        --          62          --          --            62
Exercise of employee options                      --       --        90        --          18          --          --            18
Warrants exercised                                --       --       584         2          67          --          --            69
Stock issued under stock purchase plan            --       --         1        --           1          --          --             1
Preferred Stock issued with T-Com purchase
  (Note 3)                                       150      938        --        --          --          --          --           938
Foreign currency translation adjustment           --       --        --        --          --          --        (505)         (505)
Accretion of redeemable preferred stock           --       --        --        --          --         (20)         --           (20)
Net income                                        --       --        --        --          --       1,004          --         1,004
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                     150      938    20,570        68      24,307     (18,775)       (731)        5,807
Warrants issued for services                      --       --         --        --         21          --          --           21
Stock issued for services                         --       --        100        --         30          --          --           30
Stock issued under stock purchase plan            --       --          1        --         --          --          --           --
Foreign currency translation adjustment           --       --         --        --         --          --        (312)        (312)
Accretion of redeemable preferred stock           --       --         --        --         --         (11)         --          (11)
Net income                                        --       --         --        --         --         327          --          327
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                     150      938     20,671        68     24,358     (18,459)     (1,043)       5,862
Preferred Series B conversions                   (86)    (538)       864         3        535          --          --           --
Accretion of redeemable preferred stock           --       --         --        --         --         (13)                     (13)
Warrants issued for services                      --       --         --        --          6          --          --            6
Common stock issued for services                  --       --         --        --          1          --          --            1
Foreign currency translation adjustment           --       --         --        --         --          --         446          446
Net loss                                          --       --         --        --         --        (570)         --         (570)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                      64     $400     21,535       $71    $24,900    $(19,042)     $ (597)      $5,732
====================================================================================================================================

                                   See accompanying notes to consolidated financial statements.

                                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                                (IN THOUSANDS)

                                                                                  2002          2001         2000
                                                                                  ----          ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $  (570)      $   327       $ 1,004
   Adjustments to reconcile net loss to cash provided by (used in)
     operating activities:
       Depreciation and amortization                                                349           345           431
       Amortization of intangible assets                                             --           370           352
       Provision for doubtful accounts                                              118           216            47
       Provision for inventory obsolescence                                         438           659           893
       Gain on sale of fixed assets                                                  (9)           --           (43)
       Gain on sale of stock                                                         --            --          (197)
       Reversal of previously estimated accruals                                     --            --          (399)
       Stock and warrants issued for services                                         7            51            25
       Repricing of warrants                                                         --            --            65
       Gain (loss) on disposal of discontinued operations                            --            --           487
       Net change in operating assets of discontinued operations                     --           (15)          401
   Changes in operating assets and liabilities net of businesses acquired:
     Accounts receivable                                                             22         1,609          (428)
     Inventories                                                                   (657)       (1,755)       (1,468)
     Prepaids and other assets                                                      219           458           274
     Note receivable                                                                 --            --          (130)
     Accounts payable                                                               114        (1,439)       (1,120)
     Accrued expenses and other liabilities                                        (688)         (926)         (395)
                                                                                ------------------------------------
Cash used in operating activities                                                  (657)         (100)         (201)
                                                                                ------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net purchases of property, plant and equipment                                  (193)         (120)         (158)
   Cash received from sale of stock (DTS)                                            --            --           520
   Cash received from sale of stock (Wi-Lan)                                         --            --           918
   Cash received from sale of discontinued operations                                --            --           260
   Cash received from sale of fixed assets                                           --            --            43
   Cash paid, net of cash acquired in acquisition (Belix)                            --            --          (592)
   Cash paid, net of cash acquired in acquisition (T-Com)                            --            --           (82)
   Cash collected on notes receivable                                                17            82            --
                                                                                ------------------------------------
Cash provided by (used in) investing activities                                    (176)          (38)          909
                                                                                ------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (repayments) of notes payable                                    (206)          (34)        1,131
   Net proceeds (repayments) of long-term debt                                       --           392            --
   Repayment of notes payable                                                        --            --        (1,146)
   Proceeds from sale of common stock                                                --            --            88
                                                                                ------------------------------------
Cash provided by (used in) financing activities                                    (206)          358            73
                                                                                ------------------------------------

Effect of exchange rate changes on cash                                             689          (372)         (505)
Net (decrease) increase in cash and cash equivalents                               (350)         (152)          276
Cash and cash equivalents at beginning of year                                      604           756           480
                                                                                ------------------------------------
Cash and cash equivalents at end of year                                        $   254       $   604       $   756
                                                                                ====================================

                                   See accompanying notes to consolidated financial statements.


                            MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                            YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                           (IN THOUSANDS)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:                        2002     2001     2000
                                                                          ----     ----     ----
   Cash paid during the year for:
     Interest                                                             $361      $400      $372
                                                                          ========================
     Income taxes                                                         $ 95      $ 45      $ 13
                                                                          ========================
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES:
   Equipment acquired under capital lease                                 $143      $150      $ --
                                                                          ========================
   Common stock issued upon conversion of redeemable preferred stock      $ --      $ --      $349
                                                                          ========================
   Accretion of redeemable preferred stock                                $ 13      $ 11      $ 20
                                                                          ========================
   Issuance of preferred stock in connection with acquisition             $ --      $ --      $938
                                                                          ========================
   Issuance of warrants in connection with acquisition                    $ --      $ --      $ 62
                                                                          ========================

                    See accompanying notes to consolidated financial statements.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

         MicroTel International, Inc. (the "Company") operates through three wholly-owned subsidiaries: CXR Telcom Corporation ("CXR Telcom"), CXR, S.A.S.U. ("CXR France") and XET Corporation (formerly, XIT Corporation) ("XET"). XET and its subsidiaries design, develop, manufacture and market digital switches and power supplies. CXR Telcom and CXR France design, develop, manufacture and market transmission and network access products and communications test equipment. The Company conducts its operations out of various facilities in the U.S., France, England and Japan and organizes itself in two product line segments: electronic components and communications equipment.

         In October 2000, the Company decided to discontinue its circuits segment operations (see Note 15). At that time, the circuits segment operations consisted of XCEL Etch Tek, a wholly-owned subsidiary, and XCEL Circuits Division ("XCD"), a division of XET. XCEL Etch Tek was offered for sale and sold in November 2000. XCD, predominantly a captive supplier of printed circuit boards to the electronic components segment, has been retained and is now included in the electronic components segment. Accordingly, all current and prior financial information related to the circuits segment operations has been presented as discontinued operations in the accompanying consolidated financial statements.

BASIS OF PRESENTATION

         The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and each of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

         The Company's minority investment in the common stock of Digital Transmission Systems, Inc. (Note 3) was accounted for using the equity method.

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

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

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

        Buildings                                              50 years
        Machinery, equipment and fixtures                      3-7 years
        Leasehold improvements                                 5 years

         Maintenance and repairs are expensed as incurred, while renewals and betterments are capitalized.

LONG-LIVED ASSETS

         The Company reviews the carrying amount of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

DEBT ISSUANCE COSTS

         The costs related to the issuance of debt and the redeemable preferred stock are capitalized and amortized over the life of the instrument.

PRODUCT WARRANTY LIABILITIES

         Estimated warranty costs are recognized at the time of the sale. The Company's electronic components carry a one-year limited parts and labor warranty, and the Company's communications equipment products carry a two-year limited parts and labor warranty. The Company's communications equipment products may be returned within 30 days of purchase if a new order is received, and the new order will be credited with 80% of the selling price of the returned item. Products returned under warranty typically are tested and repaired or replaced at the Company's option. Historically, the Company has not experienced significant warranty costs or returns. During the fourth quarter of 2001, the Company performed a study of its warranty costs incurred over the previous two years. Based on the study, the Company determined that it was over accrued and, accordingly, reduced its warranty accrual by approximately $85,000, which amount is included in cost of sales in the accompanying 2001 consolidated statement of operations. During the second quarter of 2000, the Company settled certain warranty claims related to its former HyComp subsidiary that was sold in March 1999, for less than the amount originally accrued. Accordingly, the Company reversed warranty accruals totaling $137,000 in 2000 that were no longer deemed to be necessary.

         The Company records a liability for an estimate of costs that it expects to incur under its basic limited warranties when product revenue is recognized. Factors affecting the Company's warranty liability include the number of units sold, historical and anticipated rates of claim, and costs per claim. The Company periodically assess the adequacy of its warranty liability accrual based on changes in these factors.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

         The changes in the Company's product warranty liability during 2002 and 2001 were as follows:

                                                                             YEAR ENDED DECEMBER 31,
                                                                          2002                    2001
                                                                     --------------------------------------
Liability, beginning of year                                             $ 32,000               $117,000
Expense for new warranties issued                                          32,000                 32,000
Expense related to accrual revision for prior year warranties                 --                 (85,000)
Warranty claims                                                           (32,000)               (32,000)
                                                                     --------------------------------------
Liability, end of year                                                   $ 32,000               $ 32,000
                                                                     ======================================

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

STOCK-BASED COMPENSATION

         The Company applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock-based compensation plans. Accordingly, no compensation cost is recognized for its employee stock option plans unless the exercise price of options granted is less than fair market value on the date of grant. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

         The following table sets forth the net income (loss), net income (loss) available for common stockholders and earnings (loss) per share amounts for the periods presented as if the Company had elected the fair value method of accounting for stock options:

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                          2002         2001        2000
                                          ----         ----        ----
NET INCOME (LOSS)
       As reported                    $    (570)  $      327   $   1,004
       Pro forma                      $    (590)  $      211   $     909

NET INCOME (LOSS) AVAILABLE FOR
COMMON STOCKHOLDERS (LESS ACCRETION
OF PREFERRED STOCK)
       As reported                    $    (583)  $      316   $     984
       Pro forma                      $    (603)  $      200   $     889

BASIC EARNINGS (LOSS) PER SHARE
       As reported                    $   (0.03)  $    0.02    $    0.05
       Pro forma                      $   (0.03)  $    0.01    $    0.05

DILUTED EARNINGS (LOSS) PER SHARE
       As Reported                    $   (0.03)  $    0.01    $    0.04
       Pro forma                      $   (0.03)  $    0.01    $    0.04

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. This statement defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2002 and 2001, the fair value of all financial instruments approximated carrying value.

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

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the fourth quarter of 2001, the Company finalized a sales tax audit, resulting in a final tax assessment at a lower amount than had been accrued for at December 31, 2000. The Company reversed the over accrual in the amount of approximately $78,000 in the fourth quarter of 2001, which amount is included in selling, general and administrative expenses in the accompanying 2001 consolidated statement of operations. During 2000, the Company reversed approximately $172,000 of previously estimated accruals related to sales commissions and other accrued expenses which were no longer deemed necessary. Of this amount, $90,000 relates to over-accrued commissions, $49,000 relates to over-accrued accounts payable and $33,000 relates to the settlement of a sales tax assessment. Throughout 2000, the Company reviewed its accrual for sales commissions and its accounts payable and contacted the appropriate vendors to verify the amounts outstanding. As outstanding amounts due were verified for amounts less than the amount recorded, the Company reversed the excess accrual. In the fourth quarter of 2000, the Company settled an outstanding disputed sales tax assessment and the assessment was canceled. The Company reversed the accrual for the sales tax assessment in the amount of approximately $33,000 in the fourth quarter of 2000. These amounts are included in other, net in the accompanying 2000 consolidated statement of operations.

CONCENTRATION OF CREDIT RISK

         Financial instruments, which potentially expose the Company to concentration of credit risk, consist primarily of cash and accounts receivable. The Company places its cash with high quality financial institutions. At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation.

         The Company's accounts receivable result from sales to a broad customer base. The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. Accounts receivable are generally due within 30 days in our U.S. operations and are stated net of allowance for doubtful accounts. Accounts outstanding for longer than the contractual payment terms are considered past due. Provisions for uncollectible accounts are made based on the Company's specific assessment of the collectibility of all past due accounts. Credit losses are provided for in the financial statements and consistently have been within management's expectations. Sales to various BAE Systems companies in the U.S. and Europe represented approximately 14% and 10% of the Company's total net revenues during 2002 and 2001. At December 31, 2000, one customer accounted for 10% of net accounts receivable. Provisions for uncollectible accounts are made based on the Company's specific assessment of the collectibility of all past due accounts.

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

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

RECLASSIFICATIONS

         Certain reclassifications have been made to the prior years financial statements to be consistent with the 2002 presentation.

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

         The merger was accounted for as a purchase of the Company by XET. Accordingly, the purchase price, consisting of the $5,011,000 value of the Company's common stock outstanding at the date of the merger and the $730,000 direct costs of the acquisition, and the acquired assets and liabilities of MicroTel were recorded at their estimated fair values at the date of the merger. The excess of $4,998,000 of the purchase price over the fair value of the net assets acquired was recorded as goodwill and was to be amortized on a straight-line basis over 15 years.

         In September 1997, the Company wrote-down the goodwill associated with the merger to $998,000. Thereafter, the remaining goodwill was being amortized on a straight-line basis over ten years until December 31, 2001, after which no amortization was incurred in accordance with SFAS 142 (see Note 6).

(3)      ACQUISITIONS AND DISPOSITIONS OF BUSINESSES

DIGITAL TRANSMISSION SYSTEMS

         On January 31, 1999, the Company exercised an option to purchase 1,738,159 shares or 41% of the outstanding common stock of Digital Transmission Systems, Inc. ("DTS") from a private company in exchange for 1,000,000 shares of common stock of the Company. The Company's shares exchanged were valued at $1,000,000 based on the fair value of the common stock on the transaction date, excluding $33,000 of transaction-related costs. This option was granted to the Company on December 31, 1998 in exchange for warrants (with a fair value of approximately $55,000) to purchase 152,381 shares of the Company's common stock at $0.66 per share for five years. DTS was founded in 1990 and is a publicly-traded company with its headquarters near Atlanta, Georgia. It designs, manufactures and markets wireless transmission products. DTS's primary customers include domestic and international wireless service providers, telephone service providers and private wireless network users. During 1999, the Company accounted for its investment in DTS using the equity method of accounting and recognized $626,000 of income from its 41% interest in DTS. This amount was included in the net amount of other income in the Company's 1999 consolidated statement of operations.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

         On January 7, 2000, the Company sold all of its interest in the DTS common stock to Wi-LAN, Inc. ("Wi-LAN"), a company based in Alberta, Canada in exchange for $520,000 and 28,340 shares of Wi-LAN common stock. Wi-LAN is a publicly traded company on the Toronto Exchange. The Wi-LAN common stock had a market value of $720,000 on the date of the transaction. Accordingly, as of December 31, 1999, the Company wrote-down the carrying value of its investment in the common stock of DTS to the value of the consideration received in January 2000. The write-down of $419,000 was included in other income (expense) in the consolidated statement of operations for the year ended December 31, 1999. The Company was restricted from selling the Wi-LAN stock until July 7, 2000 due to Toronto exchange rules that restrict sales of stock obtained in an acquisition related transaction. The 28,340 shares of Wi-LAN represented less than 1% of the total outstanding shares of Wi-LAN common stock as of the date of acquisition.

         On July 7, 2000, the Company sold all its shares of Wi-LAN common stock for net proceeds of $918,000. The sale resulted in a gain of approximately $197,000 which is included in gain (loss) on sale of subsidiary/investment in the accompanying consolidated statement of operations for the year ended December 31, 2000.

BELIX COMPANY, LTD.

         On April 17, 2000, the Company finalized its acquisition of Belix Company, Ltd. ("Belix"), including its two subsidiaries. The Company purchased the capital stock of Belix for $790,000 cash and an earn-out for the former stockholders based on sales, which totaled $252,000 at December 31, 2000. The Company incurred expenses of approximately $257,000 for severance and relocation costs and accrued an additional estimate of $49,000 for certain severance and relocation costs related to Belix. The severance and relocation affected various manufacturing, administrative and accounting personnel and was substantially completed as of December 31, 2000. The Company also incurred approximately $107,000 of legal and other expenses related to the acquisition. The Company has included the expenses and accrual in the calculation of the cost of the acquisition. Subsequent to the closing date, the purchase price was reduced by $181,000 due to a shortfall in net assets per the purchase agreement. In 2001, the Company settled a lawsuit brought by the Company against the former owners of Belix, resulting in a final determination of the earn out provision and a reduction in certain liabilities assumed. In addition, the Company incurred additional legal costs. Net assets acquired totaled $223,000, after all such adjustments. The assets acquired and liabilities assumed are as follows:

         Cash                                           $   206,000
         Accounts receivable                                669,000
         Inventory                                          881,000
         Other assets                                       347,000
         Fixed assets                                       181,000
                                                        ------------
         Total assets acquired                          $ 2,284,000
                                                        ============

         Accounts payable                               $ 1,472,000
         Line of credit                                     419,000
         Notes payable                                      170,000
                                                        ------------
         Total liabilities assumed                      $ 2,061,000
                                                        ============

         Net assets acquired                            $   223,000
         Accrual of severance and relocation costs         (306,000)
         Accrual of legal and other costs                  (161,000)
         Goodwill                                         1,165,000
                                                        ------------
         Adjusted purchase price                        $   921,000
                                                        ============

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

         Initial purchase price                         $   790,000
         Reduction due to shortfall in net assets          (181,000)
         Earn-out accrual                                   312,000
                                                        ------------
         Adjusted purchase price                        $   921,000
                                                        ============

         The acquisition of Belix has been accounted for as a purchase by the Company and resulted in approximately $1.2 million of goodwill. Belix is located in England, U. K. and is in the business of manufacturing power supplies for various applications. Belix has been integrated into the Company's existing power supply producer, XCEL Power Systems, Ltd. Belix's assets consist mostly of accounts receivable, inventories and fixed assets. All dollar amounts indicated in this paragraph are derived from the conversion of British pounds into U. S. dollars at the conversion rate in effect at the time of the acquisition with the exception of the earn out amounts, which were converted at the conversion rate at December 31, 2000, and the adjustments related to the lawsuit settlement, which were converted at the conversion rate on the date the settlement was finalized. The Belix acquisition was not material to the financial statements and; accordingly, the pro forma effect of the transaction is not provided.

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
                                                        ===========

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

         T-Com was a manufacturer of high performance digital transmission test instruments used for the installation and maintenance of high-speed telephone line services for telephone central offices, competitive local exchange carriers and private communications networks. The Company intends to use the acquired assets for substantially the same purposes as such assets were used by T-Com.

         The Company paid to T-Com for the net assets consideration valued at approximately $1,000,000, as itemized below:

                  150,000 shares of Series B Preferred Stock of the Company ("Series B Shares"). The Series B Shares became convertible into shares of common stock of the Company in three equal lots of 50,000 Series B Shares each at the end of six, twelve and eighteen months, respectively, following the acquisition closing date of September 22, 2000. Each Series B Share is convertible into ten common shares, and conversion rights are cumulative, with all 150,000 Series B Shares being convertible into common stock after eighteen months. The Series B Shares have a liquidation preference of $6.40 per share. The Company may redeem outstanding and unconverted Series B Shares for cash at a price per share equal to $7.36 by giving 20 days' prior written notice to the holders of Series B Shares to be redeemed. If less than all of the Series B Shares are to be optionally redeemed, the particular Series B Shares to be redeemed shall be selected by lot or by such other equitable manner determined by the Company's board of directors. The Company may not, however, redeem Series B Shares if there is an insufficient number of authorized and reserved shares of common stock to permit conversion by the holders of the Series B Shares during the 20-day notice period, to the extent the Series B Shares are subject to a lock-up, or to the extent the Company receives a conversion notice for Series B Shares prior to the redemption date. If the Company fails to pay the redemption price after calling any Series B Shares for optional redemption, the Company will have no further option to redeem Series B Shares.

                  Warrants to purchase up to 250,000 shares of the Company's common stock at a fixed exercise price of $1.25 per share, which were exercisable for a period of twenty-four months following the acquisition closing date of September 22, 2000 and contained a cashless exercise feature. The warrants expired on September 22, 2002.

         The consideration described above is valued at approximately $938,000 for the Series B Shares based on a value of $0.6253 per common share, the market value of the Company's common stock at the time the agreement in principal was signed, multiplied by the 1,500,000 common shares into which the preferred shares can be converted. The warrants were valued at approximately $62,000 based on a calculation using the Black-Scholes pricing model with the following assumptions: no dividend yield; expected volatility of 95%; a risk free rate of 6.3%; and an expected life of two years. The acquisition of T-Com has been accounted for as a purchase by the Company and resulted in approximately $365,000 of goodwill which was being amortized on a straight-line basis over ten years until December 31, 2001, after which no amortization was incurred in accordance with SFAS 142 (see Note 6).

         Unaudited pro forma results of operations for the year ended December 31, 2000, as if T-Com and the Company had been combined as of the beginning of the year, follow. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of T-Com and the Company, and are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or that may result in the future.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                             PRO FORMA
                                                             YEAR ENDED
                                                            DECEMBER 31,
(thousands except per share data)                               2000
------------------------------------------------------------------------------
Net sales                                                      $29,680
Income (loss) from continuing operations                         1,255
Net income (loss)                                                  556
Net income per common share
   Basic                                                          0.03
   Diluted                                                        0.02
------------------------------------------------------------------------------

XCEL ETCH TEK

         On November 15, 2000, the Company sold substantially all of the assets of XCEL Etch Tek ("Etch Tek"), a wholly-owned subsidiary of XET, to a former employee in exchange for $260,000 in cash, a $50,000 note receivable and the assumption of $75,000 of liabilities. The note receivable bears interest at 8% per annum, and all principal and interest was due in November 2001. The balance due under the note receivable was approximately $31,000 and $34,000 at December 31, 2002 and 2001, respectively, and is included in notes receivable in the accompanying consolidated balance sheets. The Company expects the remaining balance of the note to be repaid during 2003. The Etch Tek transaction resulted in a loss of $365,000, which is included in gain (loss) on disposal of discontinued operations in the accompanying 2000 consolidated statement of operations (see Note 15).

(4)      INVENTORIES

         Inventories are summarized as follows:

                                                          2002           2001
                                                          ----           ----
Raw materials.......................................   $2,904,000     $2,806,000
Work-in-process.....................................    2,988,000      2,879,000
Finished goods......................................    1,613,000      1,748,000
                                                       ----------     ----------
                                                       $7,505,000     $7,433,000
                                                       ==========     ==========

         Included in the amounts above are allowances for inventory obsolescence of $1,591,000 and $1,152,000 at December 31, 2002 and 2001, respectively.
Allowances for inventory obsolescence are recorded as necessary to reduce obsolete inventory to estimated net realizable value or to specifically reserve for obsolete inventory that the Company intends to dispose of. The inventory items identified for disposal at each year end are generally discarded during the following year.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(5)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following:

                                                    2002                2001
                                                    ----                ----
Land and buildings .....................        $   309,000         $   266,000
Machinery, equipment and fixtures ......          3,717,000           3,508,000
Leasehold improvements .................            450,000             449,000
                                                ------------        ------------
                                                  4,476,000           4,223,000
Accumulated depreciation ...............         (3,888,000)         (3,465,000)
                                                ------------        ------------
                                                $   588,000         $   758,000
                                                ============        ============

(6)      GOODWILL AMORTIZATION AND IMPAIRMENT TESTING

         The Company initially applied Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") on January 1, 2002. SFAS 142 provides for impairment testing of goodwill carrying values and disallows the amortization of goodwill. In applying SFAS 142, the Company performed the transitional reassessment and impairment tests required as of January 1, 2002 and determined that goodwill had indefinite useful lives and that there was no impairment of these assets. At the time of adoption, the Company had $1,060,000 of accumulated amortization of goodwill. The Company performed its annual required test of impairment as of December 31, 2002. The following table includes a reversal of the Company's goodwill amortization expenses for 2001 and 2000 so that 2001 and 2000 can be compared with 2002, during which year the Company had no goodwill amortization expense in accordance with SFAS 142.

                                                         YEAR ENDED DECEMBER 31,
                                                2002              2001              2000
                                            -------------------------------------------------
Reported net income (loss) from
  continuing operations                     $  (570,000)      $   271,000      $   1,703,000
    Add back: goodwill
      amortization                                   --           370,000            352,000
                                            ------------      ------------     --------------
    Adjusted net income (loss)
      excluding amortization of
      goodwill                              $  (570,000)      $   641,000      $   2,055,000
                                            ============      ============     ==============
Income (loss) from discontinued
  operations                                         --            56,000           (699,000)
Pro forma net income (loss)                 $  (570,000)      $   697,000      $   1,356,000
                                            ============      ============     ==============

       Earnings (loss) per share:
       Basic
       Reported net income (loss) from
         continuing operations              $     (0.02)      $      0.01      $        0.09
           Add back: goodwill
             amortization                            --              0.02               0.02
           Adjusted net income (loss)
             excluding amortization of
             goodwill                       $     (0.03)      $      0.03      $        0.11
                                            ============      ============     ==============

                                      F-20






                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

       Income (loss) from discontinued
         operations                                  --                --              (0.04)
       Net income (loss)                    $     (0.03)      $      0.03      $        0.07
                                            ============      ============     ==============

       Diluted
       Reported net income (loss) from
         continuing operations              $     (0.03)      $      0.01      $        0.07
           Add back: goodwill
             amortization                            --              0.02               0.02
           Adjusted net income (loss)
             excluding amortization of
             goodwill                       $     (0.03)      $      0.03      $        0.09
                                            ============      ============     ==============
       Income (loss) from discontinued
         operations                                  --                --              (0.03)
       Pro forma net income (loss)          $     (0.02)      $      0.03      $        0.06
                                            ============      ============     ==============

(7)      NOTES PAYABLE

         A summary of notes payable is as follows:

                                                       2002            2001
                                                       ----            ----
Line of credit with a U.S. commercial lender       $1,070,000       $1,420,000
Lines of credit with foreign banks                  2,405,000        2,198,000
                                                   -----------      -----------
                                                   $3,475,000       $3,618,000
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

         On August 16, 2000, the Company's subsidiaries, CXR Telcom and XET, together with the Company acting as guarantor, obtained a credit facility from Wells Fargo Business Credit, Inc. that includes a revolving loan secured by the Company's inventory and accounts receivable and a term loan secured by the Company's machinery and equipment. The Company's President and CEO provided a limited personal guarantee on these loans. As consideration for this guarantee, the Company's President and CEO received a guarantee fee, approved by the board of directors, in the amount of $35,000. On January 26, 2001, Wells Fargo Business Credit, Inc. released the guarantee. No further amounts are due in connection with this guarantee.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

         In April 2002, the maturity date of the facility with Wells Fargo Business Credit, Inc. was extended by two years to August 16, 2005. Since April 17, 2002, the facility has provided for a revolving loan of up to $3,000,000 secured by inventory and accounts receivable and a term loan in the amount of $687,000 secured by machinery and equipment. On December 31, 2002, the interest rate was the prime rate (then 4.25%) plus 1% subject to a minimum interest charge of $13,500 per month. Due to the minimum interest charge, the effective interest rate the Company paid for this credit facility during 2002 was 15.4%. The balance outstanding at December 31, 2002 was $1,070,000 on the revolving loan and $95,000 on the term loan, and $13,000 of additional borrowings were available under the revolving loan. The credit facility contains restrictive financial covenants that are set by mutual agreement each year. At December 31, 2002, the Company was not in compliance with the net income covenant. The Company subsequently obtained a waiver from the lender on March 28, 2003.

         The Company's U.K. subsidiary, XCEL Power Systems, Ltd. ("XPS") obtained a credit facility with Venture Finance PLC, which new facility replaced a Lloyds Bank facility as of November 12, 2002 and expires on November 12, 2005. Using the exchange rate in effect at December 31, 2002 for the conversion of British pounds into United States dollars, the new facility is for a maximum of $2,415,000 and includes a $564,000 unsecured cash flow loan, a $129,000 term loan secured by fixed assets and the remainder of the loan is secured by accounts receivable and inventory. The interest rate is the base rate of Venture Finance PLC (4% at December 31, 2002) plus 2%, and is subject to a minimum rate of 4% per annum. There are no financial performance covenants applicable to this credit facility.

         CXR France has credit facilities with several lenders that totaled up to approximately $849,000 in the aggregate as of December 31, 2002. The interest rates on these facilities ranged from 5.2% to 7.2% at December 31, 2002. Each credit facility has a specified repayment term. However, each lender has the right to demand payment in full at any time prior to the scheduled maturity date of a particular credit facility. Because CXR France has experienced a substantial reduction in revenue, some of its lenders are contemplating, and others have made, reductions in the total available credit. Banque Hervet reduced availability to $78,000 from $159,000 effective December 31, 2002. On February 10, 2003, Societe Generale notified CXR France that CXR France must pay back its credit line balance by April 30, 2003. As of December 31, 2002, that credit line balance was $298,000. As a result, the Company is in the process of seeking alternative financing sources in France to replace all of the current lenders to the Company's French operations.

         XCEL Japan Ltd. ("XJL") obtained a term loan on November 29, 2002 from the Johnan Shinkin Bank. The loan is amortized over five years and carries an annual interest rate 3.25%. The balance of the loan on December 31, 2002 was $82,000 using the exchange rate in effect at December 31, 2002 for conversion of Japanese yen into United States dollars.

         The Company cannot offer assurance that the various lenders to the Company's U.K. and/or French subsidiaries other than Societe Generale will not seek immediate payment of all amounts owed by them under their respective credit facilities or seek to terminate any of the existing credit facilities. Similarly, the Company cannot offer assurance that if either of these events were to occur, the Company would be successful in obtaining the required replacement financing for its operations in the U.K. and/or France or, if the Company were able to obtain such financing, that the financing would occur on a timely basis, would be on acceptable terms and would be sufficient to allow the Company to maintain its business operations in the U.K. and/or France. Accordingly, any of these actions on the part of the lenders to the Company's U.K. and/or French subsidiaries could adversely impact the Company's results of operations and cash flows.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(8)      LONG-TERM DEBT

         A summary of long-term debt follows:

                                                      2002              2001
                                                       ----             ----
Term notes payable to commercial lender (a)       $    95,000       $   232,000
Term notes payable to foreign banks (b)               901,000           760,000
Capitalized lease obligations (c)                     249,000           172,000
Other promissory notes                                     --           149,000
                                                  ------------      ------------
                                                    1,245,000         1,313,000
Current portion                                      (318,000)         (550,000)
                                                  ------------      ------------
                                                  $   927,000       $   763,000
                                                  ============      ============
---------------
         (a) Two term notes payable to Wells Fargo Business Credit, Inc. bearing interest at the lender's prime rate (4.25% at December 31, 2002) plus 1%, subject to a minimum interest charge of $13,500 per month. The term notes payable are subject to the same provisions and covenants as the credit facility discussed in Note 7. The notes are collateralized by machinery and equipment and are payable in total monthly principal installments plus interest through the final maturity date of August 16, 2005.

         (b) The Company has agreements with several foreign banks that include term borrowings that mature at various dates through 2007. Interest rates on the borrowings bear interest at rates ranging from 2.9% to 6.0% and are payable in monthly installments.

         (c) Capital lease agreements are calculated using interest rates appropriate at the inception of the lease and range from 6% to 22%. Lease liabilities are amortized over the lease term using the effective interest method. The leases all contain bargain purchase options and expire at dates through 2004.

         Principal maturities related to long-term debt as of December 31, 2002 are as follows:

                     Year Ending December 31,                      Amount
                     ------------------------                      ------
                               2003                                $ 318,000
                               2004                                $ 224,000
                               2005                                $ 668,000
                               2006                                $  20,000
                               2007                                $  15,000

(9)      REDEEMABLE PREFERRED STOCK

CONVERTIBLE REDEEMABLE PREFERRED STOCK

         In June 1998, the Company sold 50 shares of convertible redeemable Series A Preferred Stock (the "Series A Shares") at $10,000 per share to one institutional investor. In July 1998, the Company sold an additional 150 Series A Shares at the same per share price to two other institutional investors. Included with the sale of such Series A Shares were warrants to purchase a total of 1,000,000 shares of the Company's common stock exercisable at $1.25 per share that expired May 22, 2001. The estimated fair value of these warrants (based upon a Black-Scholes pricing model with the following assumptions: no dividend yield; expected volatility of 28%; risk-free interest rate of 5.1%; and an expected life of 3 years) totaled $163,000 and reduced the convertible redeemable preferred stock balance as of the date of issuance.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

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

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

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

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

         The following table reflects the convertible redeemable preferred stock activity:

                                        Number
                                       of Shares        Amount
                                       ---------        ------
Balance at December 31, 1999             59.5           588,000
Conversion to common stock              (34.5)         (349,000)
Accretion of preferred stock             --              20,000
----------------------------           ------          ---------
Balance at December 31, 2000             25.0           259,000
Conversion to common stock               --                  --
Accretion of preferred stock             --              11,000
----------------------------           ------          ---------
Balance at December 31, 2001             25.0           270,000
Conversion to common stock               --                  --
Accretion of preferred stock             --              12,000
----------------------------           ------          ---------
Balance at December 31, 2002             25.0           282,000
                                       ======          =========

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

o The MicroTel International, Inc. 1997 Stock Incentive Plan (the "1997 Plan") provides that options granted may be either qualified or nonqualified stock options and are required to be granted at fair market value on the date of grant. Subject to termination of employment, options may expire up to ten years from the date of grant and are nontransferable other than in the event of death, disability or certain other transfers that the committee of the Board of Directors administering the 1997 Plan may permit. Up to 1,600,000 stock options were authorized to be granted under the 1997 Plan. All outstanding options of former optionholders under the XET 1987 Employee Stock Option Plan were converted to options under the 1997 Plan as of the date of the merger between the Company and XET at the exchange rate of
         1.451478 (see Note 2). The Board of Directors does not intend to issue any additional options under this plan.

o The 2000 Stock Option Plan was adopted by the Board of Directors in November 2000 and approved by the stockholders on January 16, 2001. The Board of Directors adopted the Amended and Restated 2000 Stock Option Plan ("2000 Plan") effective as of August 3, 2001. Under the 2000 Plan,

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

         options granted may be either incentive or nonqualified options. Incentive options must have an exercise price of not less than the fair market value of a share of common stock on the date of grant. Nonqualified options must have an exercise price of not less than 85% of the fair market value of a share of common stock on the date of grant. Up to 2,000,000 options may be granted under the 2000 Plan. No option may be exercised more than ten years after the date of grant.

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

         The following table shows activity in the outstanding options for the years ended December 31, 2002, 2001 and 2000:

                                            Weighted                     Weighted                  Weighted
                                            Average                      Average                    Average
                               2002         Exercise       2001          Exercise    2000          Exercise
                              Shares         Price        Shares          Price     Shares           Price
                              ------         -----        ------          -----     ------           -----
Outstanding at
  beginning of year         1,718,000       $   1.34    1,454,000       $   1.34    1,602,000       $   1.46
Granted                        50,000           0.32      345,000           0.41      235,000           0.50
Exercised                          --          --              --             --      (90,000)          0.20
Forfeited                    (336,000)      $   1.37      (81,000)      $   0.64     (293,000)      $   1.10
                           -----------      --------    ----------      --------    ----------      --------
----------------------
Outstanding at end of
  year                      1,432,000       $   1.11    1,718,000       $   1.18    1,454,000       $   1.34
                           ===========      ========    ==========      ========    ==========      ========

         The following table summarizes information with respect to stock options at December 31, 2002:

                                Options Outstanding                                        Options Exercisable
                      ------------------------------------------                     -----------------------------
                           Number           Weighted Average                              Number
      Range of           Outstanding            Remaining             Weighted         Exercisable       Weighted
      Exercise          December 31,        Contractual Life           Average         December 31,       Average
       Price                2002                 (Years)                Price              2002            Price
    -----------       ----------------   -----------------------     -----------     ----------------   -----------
$0.20 to $1.00              720,000               7.25                    $0.36            645,000           $0.36
$1.01 to $2.00              690,000               2.42                     1.83            690,000            1.83
$3.01 to $4.00               22,000               2.63                     3.21             22,000            3.21
                        -----------               ----                    -----          ---------           -----
$0.20 to $4.00            1,432,000               4.85                    $1.11          1,335,000           $1.15
                          =========               ====                    =====          =========           =====

         The fair value of options granted during 2002 was $13,000, at a weighted average value of $0.26 per share. The fair values of options granted during 2001 and 2000 were $115,000 and $113,000, respectively, at weighted average values of $0.41 and $0.48 per share, respectively.

         If the Company had instead elected the fair value method of accounting for stock-based compensation, compensation cost would be accrued at the estimated fair value of all stock option grants over the service period, regardless of later changes in stock prices and price volatility. The fair value at date of grant for options granted in 2002, 2001 and 2000 has been estimated based on a Black-Scholes pricing model with the following assumptions: no dividend yield; expected volatility of 92% in 2002, 89% to 95% in 2001 and 101% in 2000; risk-free interest rate of 3.0% to 6.0%; and average expected lives of approximately seven to ten years.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

         The board of directors has also authorized the issuance of common stock purchase warrants to certain officers, directors, stockholders, key employees and other parties as follows:

                                                                                Warrant Price
                                                           Number         -------------------------
                                                          of Shares       Per Share          Total
                                                          ---------       ---------          -----
Balance outstanding at December 31, 1999                  5,482,000      0.25 to 3.79       9,695,000
Warrants issued                                           1,784,000      0.61 to 1.90       2,023,000
Warrants expired/forfeited                               (4,317,000)     0.61 to 3.79      (9,602,000)
Warrants exercised                                         (777,000)     0.25 to 0.69        (413,000)
--------------------------------------------------     -------------------------------------------------
Balance outstanding at December 31, 2000                  2,172,000      0.25 to 2.50       1,703,000
Warrants issued                                             100,000      0.25 to 0.39          33,000
Warrants expired/forfeited                                 (300,000)     1.00 to 1.25        (362,000)
--------------------------------------------------     -------------------------------------------------
Balance outstanding at December 31, 2001                  1,972,000     $0.25 to 2.50      $1,374,000
Warrants issued                                             120,000         $0.50              60,000
Warrants expired/forfeited                                1,688,000     $0.25 to 1.73      $1,161,000
--------------------------------------------------     -------------------------------------------------
Balance outstanding at December 31, 2002                    404,000     $0.25 to 2.50      $  273,000
                                                       =================================================

         During 2002, the Company issued warrants to purchase up to 120,000 shares of common stock at an exercise price of $0.50 per share. The Company issued the warrants to a former executive of the Company as compensation for services rendered. The estimated value of the warrants was $7,000 and was calculated using the Black-Scholes pricing model with the following assumptions: no dividend yield; expected volatility of 92%; a risk-free interest rate of 3.75%; and a contractual life of 3 years. Also, during 2002 the Company issued 5,000 shares of common stock in consideration for services rendered. The stock was valued at $1,000 on the date of issuance and, accordingly, the Company recorded a $1,000 expense.

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

         During 2000, the Company issued warrants to purchase 150,000 shares of common stock at an exercise price of $1.00 as compensation for various services rendered. The estimated fair value of the warrants was $25,000 and was calculated using the Black-Scholes pricing model with the following assumptions: no dividend yield; expected volatility of 95%; a risk-free interest rate of 6.8%; and expected lives of 1.5 to 2 years. During 2000, 584,000 shares of common stock were issued in connection with the exercise of 777,000 warrants (277,000 warrants at an exercise price of $0.25 and 500,000 warrants exercised cashless into 306,000 shares).

         The Company had an Employee Stock Purchase Plan at its CXR Telcom subsidiary allowing eligible subsidiary employees to purchase shares of the Company's common stock at 85% of market value. During 2001 and 2000, aggregates of 900 and 1,000 shares, respectively, were issued pursuant to the plan. The Company terminated this plan effective as of July 1, 2001.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

         During the first quarter of 2000, the Company offered to holders of warrants with an exercise price of $1.00 or more and ranging as high as $3.79 the opportunity to exchange their warrants for new warrants for one-half the number of shares at one-half the exercise price of the original warrants. Neither the expiration dates, nor any other terms of the warrants, were changed as a result of this offer. The offer was available to all warrant holders with exercise prices of $1.00 or more, including Carmine T. Oliva, the Company's President and Chairman of the Board, and the Company's two other directors. The primary reason for the offer was to reduce the quantity of shares allocated to warrants so that the Company would have sufficient authorized stock for its needs until an increase in the authorized stock could be voted on by the stockholders as part of the year 2000 annual meeting of stockholders.

         The offers and acceptances were finalized by April 24, 2000. Shares represented by warrants were reduced by 1,384,602 shares. Compensation expense of $65,000 was recorded during 2000 for the modification of the warrants. Based on the nature and timing of the original grant of the warrants, the compensation expense was determined by various methods. For warrants issued to employees and directors, compensation expense was determined by the intrinsic value method and by treating the modified warrants as variable from the date of modification in accordance with APB Opinion No. 25 and Financial Accounting Standards Board ("FASB") Interpretation No. 44. For warrants issued to non-employees, compensation expense was determined in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." ("SFAS 123") by calculating the difference between the fair value of the new warrant and the old warrant at the date of acceptance, with the exception of warrants initially granted pre-SFAS 123, in which case the entire fair value of the new warrant was recorded as compensation expense. The estimated fair values of the old and new warrants was calculated using a Black-Scholes pricing model with the following assumptions: no dividend yield; expected volatility of 93%; a risk-free interest rate of 6%; and expected lives ranging from 0.1 to 5 years.

         As of December 31, 2002, the Company was authorized to issue 50,000,000 shares of common stock. As of that date, the Company had 21,535,125 shares of common stock outstanding and 3,740,532 shares of common stock that could become issuable pursuant to the exercise of outstanding stock options and warrants and the conversion of convertible redeemable preferred stock.

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

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

         Income (loss) from continuing operations before income taxes was taxed under the following jurisdictions:

                                                              2002                2001                 2000
                                                              ----                ----                 ----
Domestic                                               $   497,000            $ 718,000          $2,658,000
Foreign                                                 (1,087,000)            (370,000)           (924,000)
                                                      ---------------------------------------------------------
Total                                                  $  (590,000)           $ 348,000          $1,734,000
                                                      =========================================================

         Income tax expense (benefit) consists of the following:

                                                              2002                2001                 2000
                                                              ----                ----                 ----
Current
    Federal                                             $       --            $   5,000             $20,000
    State                                                   18,000                5,000               3,000
    Foreign                                                (38,000)              67,000               8,000
                                                      ---------------------------------------------------------
                                                        $  (20,000)            $ 77,000             $31,000
                                                      =========================================================

         Income tax expense (benefit) differs from the amount obtained by applying the statutory federal income tax rate of 34% to income (loss) from continuing operations before income taxes as follows:

                                                              2002                2001                 2000
                                                              ----                ----                 ----
Tax (tax benefit) at U.S. federal statutory rate        $ (200,000)          $  118,000           $ 590,000
State taxes, net of federal income tax benefit             (34,000)               5,000               3,000
Foreign income taxes                                       (38,000)              67,000               8,000
Change in valuation allowances                             258,000                   --                  --
Permanent differences                                       11,000               54,000              88,000
Utilization of net operating losses                             --             (167,000)           (658,000)
Other                                                      (17,000)                  --                  --
                                                      ---------------------------------------------------------
                                                        $  (20,000)          $   77,000            $ 31,000
                                                      =========================================================

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                              2002                2001
                                                              ----                ----
Deferred tax assets:
    Fixed assets depreciation                          $       250,000     $            --
    Allowance for doubtful accounts                              3,000              60,000
    Inventory reserves and uniform capitalization              279,000             213,000
    Other accrued liabilities                                  216,000             453,000
    Deferred compensation                                      144,000             182,000
    Research credit carryforwards                              224,000             224,000
    Alternative Minimum Tax credit carryforwards               135,000             135,000
    Net operating loss carryforwards                        11,006,000          10,732,000
                                                       ----------------------------------------
Total deferred tax assets                                   12,257,000          11,999,000
Valuation allowance for deferred tax assets                (12,257,000)        (11,999,000)
                                                       ----------------------------------------
Net deferred tax assets                                $            --     $            --
                                                       ========================================

         As of December 31, 2002, the Company had federal net operating loss carryforwards of approximately $31,000,000, which expire at various dates through 2022, and state net operating loss carryforwards of approximately $3,000,000, which expire at various dates through 2010.

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

         Internal Revenue Code section 382 and the corresponding California provisions place a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). As a result of these provisions, utilization of the net operating loss carryforwards may be limited.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(12)     EARNINGS (LOSS) PER SHARE

         The following table illustrates the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

                                                                        2002            2001             2000
                                                                        ----            ----             ----
NUMERATOR:
Net income (loss)                                                 $    (570,000)    $    327,000     $ 1,004,000
     Less: accretion of the excess of the redemption value over
     the carrying value of redeemable preferred stock                    13,000           11,000          20,000
                                                                  --------------------------------------------------
Income (loss) attributable to common stockholders                 $    (583,000)    $    316,000    $    984,000
                                                                  ==================================================
DENOMINATOR:
Weighted average number of common shares outstanding during the
   period - basic                                                    21,208,000       20,594,000      19,504,000
Incremental shares from assumed conversions of warrants,
   options and preferred stock                                               --        3,188,000       3,523,000
                                                                  --------------------------------------------------
Adjusted weighted average shares - diluted                           21,208,000       23,782,000      23,027,000
                                                                  ==================================================
Basic earnings (loss) per share                                   $      (0.03)     $       0.02    $       0.05
                                                                  ==================================================
Diluted earnings (loss) per share                                 $      (0.03)     $        0.01   $       0.04
                                                                  ==================================================

         The following table shows the common stock equivalents that were outstanding as of December 31, 2002 and 2001 but were not included in the computation of diluted earnings (loss) per share because the options' or warrants' exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive:

                                           Number of          Exercise Price
                                             Shares             Per Share
                                             ------             ---------
Anti-dilutive common stock options:
    As of December 31, 2002               1,432,323        $0.2000 to $3.4400
    As of December 31, 2001               1,243,324        $0.4600 to $3.4375
Anti-dilutive common stock warrants:
    As of December 31, 2002                404,381         $0.2500 to $2.5000
    As of December 31, 2001               1,149,881        $0.6250 to $2.5000

         The computation of diluted loss per share for 2002 excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants because their effect was anti-dilutive due to losses incurred by the Company. See summary of outstanding stock options and warrants in Note 10.

(13)     COMMITMENTS AND CONTINGENCIES

LEASES

         The Company conducts most of its operations from leased facilities under operating leases that expire at various dates through 2013. The leases generally require the Company to pay all maintenance, insurance and property tax costs and contain provisions for rent increases. Total rent expense, net of sublease income, for 2002, 2001 and 2000 was approximately $1,097,000, $1,091,000 and $956,000, respectively.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

         The future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

                        Year Ending December 31,                  Amount
                        ------------------------                  ------
                                  2003                         $    633,000
                                  2004                              562,000
                                  2005                              382,000
                                  2006                              286,000
                           2007 and thereafter                      272,000
                                                               -------------
                                                               $  2,135,000
                                                               =============

LITIGATION

         The Company is not currently a party to any material legal proceedings. However, the Company and its subsidiaries are, from time to time, involved in legal proceedings, claims and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist. Therefore, it is possible the outcome of such legal proceedings, claims and litigation could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period. However, based on facts currently available, management believes such matters will not have a material adverse affect on the Company's consolidated financial position, results of operations or cash flows. During the fourth quarter of 2000, the Company settled two outstanding lawsuits for approximately $90,000 less than the amount previously accrued. Accordingly, the Company reversed a portion of the accruals related to the lawsuits in the amount of $90,000 that was determined to no longer be necessary.

EMPLOYEE BENEFIT PLANS

         Effective October 1, 1998, the Company instituted a defined contribution plan ("401(k) Plan") covering the majority of its U.S. domestic employees. Participants may make voluntary pretax contributions to such plans up to the limit as permitted by law. Annual contributions to any plan by the Company is discretionary. The Company made contributions of $22,000, $16,000 and $21,000 to the 401(k) Plan for the years ended December 31, 2002, 2001 and 2000, respectively.

EXECUTIVE MANAGEMENT

         Effective January 1, 2001, the Company and Carmine T. Oliva, its Chief Executive Officer, entered into a new employment agreement that provides for an annual base salary of $250,000, with annual merit increases, an initial term of five years, two renewal periods of two years each, and severance pay of at least three years' salary during the initial period or at least two years' salary during a renewal period.

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

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

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

(14)     SEGMENT AND MAJOR CUSTOMER INFORMATION

         The Company has two reportable segments: electronic components and communications equipment. The electronic components segment operates in the U.S., European and Asian markets and designs, manufactures and markets digital switches and power supplies. The communications equipment segment operates principally in the U.S. and European markets and designs, manufactures and distributes voice and data transmission and networking equipment and communications test instruments.

         In October 2000, the Company decided to discontinue its circuits segment operations. At that time the circuits segment operations consisted of XCEL Etch Tek, a wholly owned subsidiary, and XCEL Circuits Division ("XCD"), a division of XET Corporation, a wholly-owned subsidiary of the Company. XCEL Etch Tek was offered for sale (see Note 3). XCD is essentially a captive supplier of printed circuit boards to the electronic components segment with total sales to external customers of $160,000, $127,000 and $173,000 for the years ended December 31, 2002, 2001 and 2000, respectively. XCD has been retained and is now included in the electronic components segment. Accordingly, all current and prior financial information related to the circuits segment operations have been presented as discontinued operations in the accompanying consolidated financial statements, with the exception of XCD which has been included in the current and prior financial information related to the electronic components segment in the accompanying consolidated financial statements.

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

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

         The Company's reportable segments are comprised of operating entities offering the same or similar products to similar customers. Each segment is managed separately because each business has different customers and different design and manufacturing and marketing strategies. Selected financial data for each of the Company's operating segments is shown below.

                                       2002              2001            2000
                                       ----              ----            ----
SALES TO EXTERNAL CUSTOMERS:
     Electronic Components      $    13,390,000    $  12,646,000  $  12,392,000
     Communications Equipment         9,274,000       14,777,000     15,658,000
                                ------------------------------------------------
                                $    22,664,000    $  27,423,000  $  28,050,000
                                ================================================
INTERSEGMENT SALES:
     Electronic Components      $           --     $          --  $          --
     Communications Equipment               --                --             --
                                ------------------------------------------------
                                $           --     $          --  $          --
                                ================================================
INTEREST EXPENSE:
     Electronic Components      $       259,000    $     228,000  $     216,000
     Communications Equipment           168,000          158,000        131,000
                                ------------------------------------------------
                                $       427,000    $     386,000  $     347,000
                                ================================================
DEPRECIATION AND AMORTIZATION:
     Electronic Components      $        93,000    $     279,000  $     173,000
     Communications Equipment           177,000          322,000        528,000
                                ------------------------------------------------
                                $       270,000    $     601,000  $     701,000
                                ================================================
SEGMENT PROFITS (LOSSES):
     Electronic Components      $     2,452,000    $   2,882,000  $   3,365,000
     Communications Equipment        (1,257,000)         450,000        344,000
                                ------------------------------------------------
                                $     1,195,000    $   3,332,000  $   3,709,000
                                ================================================
SEGMENT ASSETS:
     Electronic Components      $     9,445,000    $   9,060,000  $   8,876,000
     Communications Equipment         6,773,000        8,317,000      9,901,000
                                ------------------------------------------------
                                $    16,218,000    $  17,377,000  $  18,777,000
                                ================================================

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

         The following is a reconciliation of the reportable segment revenues, profit or loss and assets to the Company's consolidated totals.

                                                                       2002              2001              2000
                                                                       ----              ----              ----
Net Sales
---------
   Total sales for reportable segments                            $ 22,664,000       $ 27,423,000       $ 28,050,000
   Elimination of intersegment sales                                        --                 --                 --
                                                                  ---------------------------------------------------
Total consolidated revenues                                       $ 22,664,000       $ 27,423,000       $ 28,050,000
                                                                  ===================================================

Profit (loss) from continuing operations
----------------------------------------
   before income taxes
   -------------------
     Total profit (loss) for reportable segments                  $  1,195,000       $  3,332,000       $  3,709,000
     Unallocated amounts:
       General corporate expenses                                 $ (1,785,000)      $ (2,984,000)      $ (1,975,000)
                                                                  ---------------------------------------------------
Consolidated income (loss) from continuing operations before
   income taxes                                                   $   (590,000)      $    348,000       $  1,734,000
                                                                  ===================================================

Assets
------
   Total assets for reportable segments                           $ 16,218,000       $ 17,377,000       $ 18,777,000
   Other assets                                                        568,000            311,000            707,000
                                                                  ---------------------------------------------------
Total consolidated assets                                         $ 16,786,000       $ 17,688,000       $ 19,484,000
                                                                  ===================================================

Interest Expense
----------------
   Interest expense for reportable segments                       $    427,000       $    386,000       $    347,000
   Other interest expense                                               14,000             10,000             77,000
                                                                  ---------------------------------------------------
Total interest expense                                            $    441,000       $    396,000       $    424,000
                                                                  ===================================================

Depreciation and Amortization
-----------------------------
Depreciation and amortization expense
   for reportable segments                                        $    270,000       $    601,000       $    701,000
   Other depreciation and amortization expense                          79,000            114,000             82,000
                                                                  ---------------------------------------------------
Total depreciation and amortization                               $    349,000       $    715,000       $    783,000
                                                                  ===================================================

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

         A summary of the Company's net sales and identifiable assets by geographical area follows:

                                    2002              2001              2000
                                    ----              ----              ----
Net sales:
    United States                $ 8,598,000       $12,461,000       $13,246,000
    Japan                            768,000         1,085,000           941,000
    France                         5,854,000         7,848,000         9,118,000
    United Kingdom                 7,444,000         6,029,000         4,745,000
                                 -----------------------------------------------
                                 $22,664,000       $27,423,000       $28,050,000
                                 ===============================================
Long-lived assets:
    United States                $   399,000       $   422,000       $   418,000
    Japan                             15,000            14,000            14,000
    France                           177,000           186,000           251,000
    United Kingdom                    97,000           136,000           237,000
                                 -----------------------------------------------
                                 $   688,000       $   758,000       $   920,000
                                 ===============================================

         Sales and purchases between geographic areas have been accounted for on the basis of prices set between the geographic areas, generally at cost plus 5%. Identifiable assets by geographic area are those assets that are used in the Company's operations in each location. Net sales by geographic area have been determined based upon the country from which the product was shipped.

         One customer in the electronic components segment accounted for 10% or more of net sales during 2001.

(15)     DISCONTINUED OPERATIONS

         In October 2000, the Company decided to discontinue its circuits segment operations. At that time, the circuits segment operations consisted of XCEL Etch Tek, a wholly-owned subsidiary and XCEL Circuits Division ("XCD"), a division of XET Corporation, a wholly-owned subsidiary of the Company. During 1998 and 1999, the Company sold substantially all of the assets of two other circuits operations, HyComp and XCEL Arnold Circuits. XCD is essentially a captive supplier of printed circuit boards to the electronic components segment with total sales to external customers of $160,000, $127,000 and $173,000 for the years ended December 31, 2002, 2001 and 2000, respectively. XCD has been retained and is now included in the electronics components segment. Accordingly, all current and prior financial information related to the circuits segment operations (XCEL Etch Tek, HyComp and XCEL Arnold) has been presented as discontinued operations in the accompanying consolidated financial statements.

         Summarized results of operations for the discontinued operations for 2002, 2001 and 2000 are as follows:

                                                      2002           2001         2000
                                                      ----           ----         ----
Net sales                                         $        --   $        --  $  2,257,000
                                                  ============= ============ =============
Operating income (loss)                           $        --   $    56,000  $   (212,000)
                                                  ============= ============ =============
Gain (loss) on sale of discontinued operations    $        --   $        --  $   (487,000)
                                                  ============= ============ =============

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

         There were no assets and liabilities as of December 31, 2002 and 2001 relating to the circuits segment.

(16)     NEW ACCOUNTING PRONOUNCEMENTS

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). This statement addresses financial and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to all entities and legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of long-lived assets, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company's management has not yet determined the impact of the adoption of SFAS 143 on the Company's financial position or results of operations.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 is effective for the Company's consolidated financial statements beginning January 1, 2002. The implementation of SFAS 144 did not have a material impact on the Company's consolidated financial position or results of operations.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("SFAS 4") and amends SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements." Under SFAS 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. With the elimination of SFAS 4, gains and losses from extinguishment of debt are to be classified as extraordinary items only if they meet the criteria for extraordinary items in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). Applying the provisions of APB 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the classification of an extraordinary item. SFAS 145 also rescinds SFAS 44, "Accounting for Intangible Assets of Motor Carriers," and amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The adoption of the provisions of SFAS 145 during 2002 did not have any impact on the Company's financial position or results of operations.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of this statement to have a material effect on the Company's financial statements.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

         In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee and also include more detailed disclosures with respect to guarantees. FIN 45 is effective for guarantees issued or modified after December 31, 2002 and requires the additional disclosures for interim or annual periods ended after December 15, 2002. The Company does not expect that the initial recognition and measurement provisions of FIN 45 will have a material impact on the Company's results of operations or financial position.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of SFAS 123" ("SFAS 148"). This statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the annual disclosure provisions of SFAS 148 in its financial reports for the year ended December 31, 2002 and will adopt the interim disclosure provisions for its financial reports beginning with the quarter ending March 31, 2003. Because the adoption of this standard involves disclosures only, the Company does not expect a material impact on its results of operations, financial position or liquidity.

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities - An interpretation of ARB No. 51" ("FIN 46"). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. For arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The Company does not expect that the provisions of FIN 46 will have a material impact on the Company's results of operations or financial position.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(17)     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following is a summary of the quarterly operations for the years ended December 31, 2002 and 2001 (in thousands, except for per share data).


                   2002                         Mar. 31     June 30     Sept. 30     Dec. 31

                   ----                         -------     -------     --------     -------
Net Sales                                        4,820        6,118       5,764        5,962
Gross Profit                                     1,529        2,510       2,084        2,394
Income (loss) from continuing operations          (699)         255        (330)         204
Income (loss) from discontinued operations          --           --          --           --
Net income (loss)                                 (699)         255        (330)         204
Income (loss) available to common
   shareholder                                    (702)         252        (333)         201
Earnings (loss) per share:
   Continuing operations
     Basic                                       (0.03)        0.01       (0.02)        0.01
     Diluted                                     (0.03)        0.01       (0.02)        0.01
   Discontinued operations
     Basic                                          --           --          --           --
     Diluted                                        --           --          --           --
   Net income (loss)
     Basic                                       (0.03)        0.01       (0.02)        0.01
     Diluted                                     (0.03)        0.01       (0.02)        0.01

                   2001                         Mar. 31     June 30     Sept. 30      Dec. 31
                   ----                         -------     -------     --------      -------
Net Sales                                        7,465       7,083       6,345          6,530
Gross Profit                                     3,115       3,351       2,492          3,009
Income (loss) from continuing operations           107          54        (281)           391
Income (loss) from discontinued operations          --          --          --             56
Net income (loss)                                  107          54        (281)           447
Income (loss) available to common
   shareholder                                     104          51        (284)           445
Earnings (loss) per share:
   Continuing operations
     Basic                                        0.01        0.00       (0.01)          0.02
     Diluted                                      0.00        0.00       (0.01)          0.02
   Discontinued operations
     Basic                                          --          --          --           0.00
     Diluted                                        --          --          --           0.00
   Net income (loss)
     Basic                                        0.01        0.00       (0.01)          0.02
     Diluted                                      0.00        0.00       (0.01)          0.02


                                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                                           CONSOLIDATED SCHEDULE II
                                       VALUATION AND QUALIFYING ACCOUNTS
                                 YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                              Additions
                                               Balance at     Charged to    Deductions
                                              Beginning of    Costs and    Write-offs of   Balance at
                Description                      Year          Expenses       Accounts     End of Year
                -----------                      ----          --------       --------     -----------
Allowance for doubtful accounts:
     Year ended December 31, 2002                  226,000        118,000      (214,000)       130,000
     Year ended December 31, 2001                  111,000        216,000      (101,000)       226,000
     Year ended December 31, 2000                  191,000         47,000      (127,000)       111,000
                                              ============== ============= ============== ==============

Allowance for inventory obsolescence:
     Year ended December 31, 2002                1,152,000        438,000       (93,000)     1,497,000
     Year ended December 31, 2001                1,169,000        659,000      (676,000)     1,152,000
     Year ended December 31, 2000                1,381,000        893,000    (1,105,000)     1,169,000
                                              ============== ============= ============== ==============


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

10.23 Letter dated January 26, 2001 from Wells Fargo Business Credit, Inc. confirming the release of Guarantee dated August 16, 2000 (16)

10.24 Employment Agreement dated as of January 1, 2001 between the Registrant and Carmine T. Oliva (#) (16)

10.25 Employment Agreement dated as of July 2, 2001 between the Registrant and Randolph D. Foote (#) (18)

10.26 Employment Agreement dated as of January 1, 2001 between the Registrant and Graham Jefferies (#) (18)

10.27 First Amendment to Credit and Security Agreement dated as of September 29, 2000 by and between CXR Telcom Corporation, XET Corporation and Wells Fargo Business Credit, Inc. (19)

10.28 Second Amendment to Credit and Security Agreement dated as of November 29, 2000 by and between CXR Telcom Corporation, XET Corporation and Wells Fargo Business Credit, Inc. (19)

10.29 Third Amendment to Credit and Security Agreement dated as of September 20, 2001 by and between CXR Telcom Corporation, XET Corporation and Wells Fargo Business Credit, Inc. (19)

10.30 Fourth Amendment to Credit and Security Agreement dated as of April 17, 2002 by and between CXR Telcom Corporation, XET Corporation and Wells Fargo Business Credit, Inc. (20)

10.31 Sublease Agreement dated as of October 29, 2002, by and between Novellis Systems, Inc. and CXR Telcom Corporation

10.32 Deed of Guarantee and Indemnity dated November 12, 2002 made by MicroTel International, Inc., XCEL Corporation Limited, Belix Power Conversion Limited and Belix Wound Components Limited in favor of Venture Finance PLC

10.33 Advantage Facility dated November 12, 2002 between XCEL Power Systems Limited and Venture Finance PLC

10.34 Cashflow Loan Agreement dated November 12, 2002 between XCEL Power Systems Limited and Venture Finance PLC

10.35 Term Loan Agreement dated November 12, 2002 between XCEL Power Systems Limited and Venture Finance PLC

10.36 Deed of Subordination dated November 12, 2002 between Venture Finance PLC, MicroTel International, Inc. and XCEL Corporation Limited

10.37 Agreement for the Purchase of Debts dated November 12, 2002 between XCEL Power Systems Limited and Venture Finance PLC

10.38 Letter Agreement dated October 23, 2002 between XCEL Power Systems Limited and Venture Finance PLC regarding Amendments to Agreement for the Purchase of Debts

10.39 Waiver of Default Agreement dated March 28, 2003 between XET Corporation, CXR Telcom Corporation and Wells Fargo Business Credit, Inc.

10.40    Description of Retirement Account Matching Contributions (#)

16.1 Letter dated October 4, 2002 from BDO Seidman, LLP regarding change in certifying accountant (21)

21.1     Subsidiaries of the Registrant (15)

23.1     Consent of Grant Thornton LLP, Independent Certified Public Accountants

23.2     Consent of BDO Seidman, LLP, Independent Certified Public Accountants

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

(19) Incorporated by reference to the Registrant's interim report on Form 10-Q for the nine months ended September 30, 2001 (File No. 1-10346)

(20) Incorporated by reference to the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-10346)

(21) Incorporated by reference to the Registrant's current report on Form 8-K for September 24, 2002

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March, 2003.

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


SIGNATURE                                      CAPACITY                                          DATE
---------                                      --------                                          ----

/S/ Carmine T. Oliva                           Chairman of the Board, President,             March 31, 2003
------------------------------------           Chief Executive Officer (Principal
Carmine T. Oliva                               Executive Officer) and Director

/S/ Randolph D. Foote                          Chief Financial Officer                       March 31, 2003
------------------------------------           (Principal Accounting and
Randolph D. Foote                              Financial Officer),
                                               Senior Vice President and
                                               Assistant Secretary

/S/ Robert B. Runyon                           Secretary and Director                        March 31, 2003
------------------------------------
Robert B. Runyon

/S/ Laurence P. Finnegan, Jr.                  Director                                      March 31, 2003
------------------------------------
Laurence P. Finnegan, Jr.


                                 CERTIFICATIONS

         I, Carmine T. Oliva, certify that:

         1. I have reviewed this annual report on Form 10-K of MicroTel International, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: March 31, 2003

         /s/ CARMINE T. OLIVA

         Carmine T. Oliva,
         Chief Executive Officer (principal executive officer)

         I, Randolph D. Foote, certify that:

         1. I have reviewed this annual report on Form 10-K of MicroTel International, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: March 31, 2003

         /s/ RANDOLPH D. FOOTE

         Randolph D. Foote,
         Chief Financial Officer (principal financial officer)

                         EXHIBITS FILED WITH THIS REPORT

EXHIBIT
NUMBER   DESCRIPTION
------   -----------

10.31 Sublease Agreement dated as of October 29, 2002, by and between Novellis Systems, Inc. and CXR Telcom Corporation

10.32 Deed of Guarantee and Indemnity dated November 12, 2002 made by MicroTel International, Inc., XCEL Corporation Limited, Belix Power Conversion Limited and Belix Wound Components Limited in favor of Venture Finance PLC

10.33 Advantage Facility dated November 12, 2002 between XCEL Power Systems Limited and Venture Finance PLC

10.34 Cashflow Loan Agreement dated November 12, 2002 between XCEL Power Systems Limited and Venture Finance PLC

10.35 Term Loan Agreement dated November 12, 2002 between XCEL Power Systems Limited and Venture Finance PLC

10.36 Deed of Subordination dated November 12, 2002 between Venture Finance PLC, MicroTel International, Inc. and XCEL Corporation Limited

10.37 Agreement for the Purchase of Debts dated November 12, 2002 between XCEL Power Systems Limited and Venture Finance PLC

10.38 Letter Agreement dated October 23, 2002 between XCEL Power Systems Limited and Venture Finance PLC regarding Amendments to Agreement for the Purchase of Debts

10.39 Waiver of Default Agreement dated March 28, 2003 between XET Corporation, CXR Telcom Corporation and Wells Fargo Business Credit, Inc.

10.40    Description of Retirement Account Matching Contributions (#)

23.1     Consent of Grant Thornton LLP, Independent Certified Public Accountants

23.2     Consent of BDO Seidman, LLP, Independent Certified Public Accountants

99.1 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002