Form 10-Q
period 2003-03-31
MICROTEL INTERNATIONAL INC
filed 2003-05-15
CIK 854852

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended MARCH 31, 2003  or

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

                                 (909) 987-9220
              (Registrant's Telephone Number, Including Area Code)

                                 NOT APPLICABLE
              (Former Name, Former Address And Former Fiscal Year,
                          if Changed Since Last Report)

     Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|   No | |

     Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes | | No |X|

     As of May 9, 2003, there were 21,576,788 shares of the issuer's common stock, $0.0033 par value, outstanding.

================================================================================


                                          PART I
                                   FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

         Condensed Consolidated Balance Sheets as of March 31, 2003 (unaudited)
               and December 31, 2002...................................................  F-1

         Condensed Consolidated Statements of Operations for the Three Months
               Ended March 31, 2003 and 2002 (unaudited)...............................  F-2

         Condensed Consolidated Statements of Comprehensive Income (Loss) for the
               Three Months Ended March 31, 2003 and 2002 (unaudited)..................  F-3

         Condensed Consolidated Statements of Stockholders' Equity for the
               Three Months Ended March 31, 2003 (unaudited)...........................  F-4

         Condensed Consolidated Statements of Cash Flows for the Three Months Ended
               March 31, 2003 and 2002 (unaudited).....................................  F-5

         Notes to Condensed Consolidated Financial Statements (unaudited)..............  F-6

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS......................................    2

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK..............................................................   14

ITEM 4.       CONTROLS AND PROCEDURES..................................................   14

                                          PART II
                                     OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS........................................................   15

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS................................   15

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES..........................................   15

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................   15

ITEM 5.       OTHER INFORMATION........................................................   15

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.........................................   16

SIGNATURES    .........................................................................   16

CERTIFICATIONS.........................................................................   17



                                   PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                            MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                             AS OF MARCH 31, 2003 AND DECEMBER 31, 2002
                         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                       March 31,     December 31,
ASSETS                                                                   2003           2002
                                                                       ---------      ---------
Current assets:                                                       (unaudited)
   Cash and cash equivalents                                           $     29       $    254
   Accounts receivable, net of allowance for doubtful
     accounts of $163 and $130, respectively                              5,179          5,356
   Inventories                                                            7,392          7,505
   Prepaid and other current assets                                         430            343
                                                                       ---------      ---------
Total current assets                                                     13,030         13,458
Property, plant and equipment, net                                          392            588
Goodwill, net of accumulated amortization of $1,047 and $1,050,
   respectively                                                           2,329          2,346
Other assets                                                                527            394
                                                                       ---------      ---------
                                                                       $ 16,278       $ 16,786
                                                                       =========      =========
LIABILITIES, REDEEMABLE PREFERRED STOCK
AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                       $  2,733       $  3,475
   Current portion of long-term debt                                        256            318
   Accounts payable                                                       4,179          3,897
   Accrued expenses                                                       1,777          1,807
                                                                       ---------      ---------
Total current liabilities                                                 8,945          9,497
Long-term debt, less current portion                                        917            927
Other liabilities                                                           329            348
                                                                       ---------      ---------
Total liabilities                                                        10,191         10,772
                                                                       ---------      ---------

Convertible redeemable Series A Preferred Stock, $10,000
   unit value. Authorized 200 shares; issued and outstanding
   25 shares (aggregate liquidation preference of $250)                     285            282

Stockholders' equity:
   Preferred stock, authorized 10,000,000 shares;
     Convertible Series B Preferred Stock, $0.01 par value;
     issued and outstanding 60,000 shares and 64,000 shares,
     respectively (aggregate liquidation preferences of $383 and
     $410, respectively)                                                    374            400
   Common stock, $0.0033 par value. Authorized 50,000,000 shares;
     issued and outstanding 21,577,000 and 21,535,000,
     respectively                                                            71             71
   Additional paid-in capital                                            24,926         24,900
   Accumulated deficit                                                  (19,000)       (19,042)
   Accumulated other comprehensive loss                                    (569)          (597)
                                                                       ---------      ---------
Total stockholders' equity                                                5,802          5,732
                                                                       ---------      ---------
                                                                       $ 16,278       $ 16,786
                                                                       =========      =========

               See accompanying notes to condensed consolidated financial statements.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                               Three months ended March 31,
                                                 ------------------------
                                                   2003            2002
                                                 --------        --------
                                             (in thousands, except per share
                                                        amounts)
Net sales                                        $ 5,668         $ 4,820
Cost of sales                                      3,527           3,291
                                                 --------        --------
Gross profit                                       2,141           1,529
Operating expenses:
   Selling, general and administrative             1,698           1,865
   Engineering and product development               221             238
                                                 --------        --------
Income (loss) from operations                        222            (574)
Other income (expense):
   Interest expense                                  (96)            (90)
   Other income                                      (14)              4
                                                 --------        --------
Income (loss) before income taxes                    112            (660)
Income tax expense                                    68              39
                                                 --------        --------
Net income (loss)                                $    44         $  (699)
                                                 ========        ========
Earnings (loss) per share:
   Net income (loss):
     Basic                                       $  0.00         $ (0.03)
                                                 ========        ========
     Diluted                                     $  0.00         $ (0.03)
                                                 ========        ========

     See accompanying notes to condensed consolidated financial statements.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                                     Three Months Ended March 31
                                                         2003         2002
                                                        ------       ------
                                                           (In Thousands)

Net income (loss)                                       $  44        $(699)
Other comprehensive income (loss) net of tax:
   Foreign currency translation adjustment                 28          (38)
                                                        ------       ------
Comprehensive Income (loss)                             $  72        $(737)
                                                        ------       ------

     See accompanying notes to condensed consolidated financial statements.


                                      MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                                            THREE MONTHS ENDED MARCH 31, 2003
                                CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                       (UNAUDITED)
                                                     (IN THOUSANDS)

                                                 Series B
                                               Convertible                                                    Accumulated
                                              Preferred Stock          Common Stock     Additional               Other
                                           --------------------    -------------------   Paid-In  Accumulated Comprehensive
                                            Shares      Amount      Shares    Amount     Capital    Deficit   Income (Loss)   Total
                                           --------    --------    --------   --------   --------   --------    --------    --------
Balance at December 31, 2002                    64         400      21,535         71     24,900    (19,042)       (597)      5,732
Preferred Series B conversions                  (7)        (26)         42         --         26         --          --          --
Foreign currency translation adjustment                                                                              28          28
Accretion of redeemable preferred stock         --          --          --         --         --         (2)         --          (2)
Net profit                                      --          --          --         --         --         44          --          44
                                           --------    --------    --------   --------   --------   --------    --------    --------
Balance at March 31, 2003                       57         374      21,577         71     24,926    (19,000)       (569)      5,802
                                           ========    ========    ========   ========   ========   ========    ========    ========

                         See accompanying notes to condensed consolidated financial statements.

                                                          F-4


                            MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                             THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                       Three months ended March 31,
                                                                             2003      2002
                                                                            ------    ------
                                                                             (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                           $  44     $(699)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
     Depreciation and amortization                                             78        82
     Provision for doubtful account                                            37        19
     Provision for obsolete/slow moving inventory                              67       119
     Changes in operating assets and liabilities:
       Accounts receivable                                                    136       482
       Inventories                                                             40      (165)
       Other assets                                                          (174)       47
     Accounts payable and accrued expenses                                    240       394
                                                                            ------    ------
Cash provided by operating activities                                         468       279
                                                                            ------    ------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net purchases of property, plant and equipment                              (4)      (35)
   Cash collected on note receivable                                           --        14
                                                                            ------    ------
Cash (used in) investing activities                                            (4)      (21)
                                                                            ------    ------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (decrease) in notes payable and long-term debt                        (814)     (432)
                                                                            ------    ------

Cash (used in) financing activities                                          (814)     (432)
                                                                            ------    ------

Effect of exchange rate changes on cash                                       125       (46)

Net (decrease) in cash and cash equivalents                                  (225)     (220)
                                                                            ------    ------

Cash and cash equivalents at beginning of period                              254       604
                                                                            ------    ------

Cash and cash equivalents at end of period                                  $  29     $ 384
                                                                            ======    ======

Cash paid for:
     Income tax                                                             $  14     $   9
                                                                            ======    ======
     Interest                                                               $  93     $  92
                                                                            ======    ======

               See accompanying notes to condensed consolidated financial statements.

                                                F-5

                          MICROTEL INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

         MicroTel International, Inc. (the "Company") operates through three wholly-owned subsidiaries: CXR Telcom Corporation ("CXR Telcom"), CXR, S.A.S. ("CXR France") and XET Corporation, formerly XIT Corporation ("XET"). XET and its subsidiaries design, develop, manufacture and market digital and rotary switches and power supplies and subsystem assemblies. CXR Telcom and CXR France design, develop, manufacture and market transmission and network access products and communications test equipment. The Company conducts its operations out of various facilities in the United States, France, England and Japan and organizes itself in two product line segments: electronic components and communications equipment.

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

         The unaudited condensed consolidated financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of March 31, 2003 and December 31, 2002 and the results of operations and cash flows for the related interim periods ended March 31, 2003 and 2002. However, these results are not necessarily indicative of results for any other interim period or for the year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements included in its 2002 annual report on Form 10-K.

STOCK-BASED COMPENSATION

         In December 2002, the Financial Accounting Standards Board ("FASB") issued FASB Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of SFAS 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of our stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the disclosure provisions of SFAS No. 148 for its financial reports. Because this standard involves disclosures only, the adoption of this standard did not have a material impact on the Company's results of operations, financial position or liquidity.

         The following table sets forth the net income (loss), net income (loss) available for common stockholders and earnings (loss) per share amounts for the periods presented as if the Company had elected the fair value method of accounting for stock options for all periods presented:

                          MICROTEL INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                                  Three months ended  Three months ended
                                                    March 31, 2003      March 31, 2002
                                                    --------------      --------------
Net income (loss)
       As reported                                    $   44,000          $  (699,000)
       Pro forma                                      $   31,000          $  (707,000)

Net income (loss) available for common
   stockholders (less accretion of preferred stock)
       As reported                                    $   42,000          $  (702,000)
       Pro forma                                      $   29,000          $  (710,000)

Basic earnings (loss) per share
       As reported                                    $     0.00          $     (0.03)
       Pro forma                                      $     0.00          $     (0.03)

Diluted earnings (loss) per share
       As reported                                    $     0.00          $     (0.03)
       Pro forma                                      $     0.00          $     (0.03)

         The above calculations include the effects of all grants in the periods presented. Because options often vest over several years and additional awards are made each year, the results shown above may not be representative of the effects on net income (loss) in future periods. The calculations were based on a Black-Scholes pricing model with the following assumptions: no dividend yield; expected volatility of 93%; risk-free interest rate of 2%-3%; expected lives of 7 years.

(2) EARNINGS (LOSS) PER SHARE

         The following table illustrates the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

                                                                                Three months ended March 31,
                                                                                  ----------------------
                                                                                    2003         2002
                                                                                  ---------    ---------
                                                                             (in thousands, except per share
                                                                                        amounts)
NUMERATOR:
Net income (loss)                                                                 $     44         (699)

Less:  accretion of the excess of the redemption
value over the carrying value of redeemable preferred stock                             (2)          (3)
                                                                                  ---------    ---------
Income (loss) attributable to common stockholders                                 $     42     $   (702)
                                                                                  =========    =========

DENOMINATOR:
Weighted average number of common shares outstanding during the period              21,545       20,675

Incremental shares from assumed conversions of warrants, options
and preferred stock                                                                  1,862           --
                                                                                  ---------    ---------

Adjusted weighted average shares                                                    23,407       20,675
                                                                                  ---------    ---------
Basic earnings (loss) per share                                                   $   0.00     $  (0.03)
                                                                                  =========    =========
Diluted earnings (loss) per share                                                 $   0.00     $  (0.03)
                                                                                  =========    =========

                          MICROTEL INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

         The computation of diluted loss per share for the three month period ended March 31, 2002 excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants because their effect was antidilutive due to losses incurred by the Company or such instruments had exercise prices greater than the average market price of the common shares during the periods presented. As of March 31, 2002, there were 308,000 shares of common stock underlying options and warrants that were anti-dilutive and 2,751,000 shares of common stock underlying shares of convertible preferred stock.

(3)  INVENTORIES

         Inventories consist of the following.

                                           March 31, 2003      December 31, 2002
                                           --------------      -----------------
  Raw materials                           $   2,798,000          $  2,904,000

  Work-in-process                             2,904,000             2,988,000

  Finished goods                              1,690,000             1,613,000
                                           -------------         -------------
                                           $  7,392,000          $  7,505,000
                                           =============         =============

(4) REPORTABLE SEGMENTS

         The Company has two reportable segments: electronic components and communications equipment. The electronic components segment operates in the United States, European and Asian markets and designs, manufactures and markets digital switches and power supplies. The communications equipment segment operates principally in the United States and European markets and designs, manufactures and distributes voice and data transmission and networking equipment and communications test instruments.

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

         There were no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the amounts disclosed in the Company's audited consolidated financial statements included in its 2002 annual report on Form 10-K. Selected financial data for each of the Company's operating segments is shown below:

                                           Three months ended Three months ended
                                             March 31, 2003     March 31, 2002
                                              ------------       ------------
Sales to external customers:
      Electronic Components                   $ 3,471,000        $ 2,865,000
      Communications Equipment                  2,197,000          1,955,000
                                              ------------       ------------
                                              $ 5,668,000        $ 4,820,000
                                              ============       ============

Segment pretax profits (losses)
      Electronic Components                   $   674,000        $   465,000
      Communications Equipment                   (132,000)          (659,000)
                                              ------------       ------------
                                              $   542,000        $  (194,000)
                                              ============       ============

                                             March 31, 2003    December 31, 2002
                                              ------------       ------------
Segment assets
      Electronic Components                   $ 9,467,000        $ 9,445,000
      Communications Equipment                  6,768,000          6,773,000
                                              ------------       ------------
                                              $16,235,000        $16,218,000
                                              ============       ============

                          MICROTEL INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

         The following is a reconciliation of the reportable segment income
(loss) and assets to the Company's consolidated totals:

                                           Three months ended Three months ended
                                             March 31, 2003     March 31, 2002
                                              -------------    -------------

 Total income (loss) for reportable segments $ 542,000 $ (194,000) Unallocated amounts:
    Unallocated general corporate expenses        (430,000)        (466,000)
                                              -------------    -------------
 Consolidated income (loss) before
       income taxes                           $    112,000     $   (660,000)
                                              =============    =============

                                             March 31, 2003  December 31, 2002
                                              ------------     ------------
Assets
    Total assets for reportable segments      $ 16,235,000     $ 16,218,000
    Other assets                                    43,000          568,000
                                              -------------    -------------
 Total consolidated assets                    $ 16,278,000     $ 16,786,000
                                              =============    =============

(5) NEW CXR FRANCE CREDIT FACILITY

         As of March 31, 2003, CXR France had credit facilities with several lenders totaling up to approximately $716,000 in the aggregate. Each credit facility has a specified repayment term. However, each lender has the right to demand payment in full at any time prior to the scheduled maturity date of a particular credit facility. Because CXR France has experienced a substantial reduction in revenue, some of its lenders are contemplating, and others have made, reductions in the total available credit. Banque Hervet reduced availability to $78,000 from $159,000 effective December 31, 2002. On February 10, 2003, Societe Generale notified CXR France that CXR France had to pay back its credit line balance by April 30, 2003. As of March 31, 2003, that credit line balance was $161,000. As a result, the Company sought alternative financing sources in France to replace all of the current lenders to the Company's French operations. On April 8, 2003, CXR France obtained a credit facility from IFN Finance, a subsidiary of ABN AMRO Holdings, N.V. The new credit line is for a maximum of $1,307,000, based on the exchange rate in effect at March 31, 2003 for the conversion of euros into United States dollars. The facility is secured by accounts receivable and carries an annual interest rate of 1.6 percentage points above the French "T4M" rate, which was 2.758% as of March 31, 2003. Societe Generale has agreed to an alternative pay back schedule for the full balance currently owed so that $54,000 is due by May 31, 2003 and another $54,000 is due by June 30, 2003. Funds that become available under the new IFN Finance credit line as new accounts receivables develop will be used to retire the existing CXR France debt.

(6) NEW ACCOUNTING PRONOUNCEMENTS

         New accounting pronouncements are discussed under the heading "Impacts of New Accounting Pronouncements" on page 12 of this report.

(7) INCOME TAXES

         The effective tax rate for the three-month period ended March 31, 2003 differed from the federal statutory rate primarily due to certain domestic operating losses having been incurred without a tax benefit having been recorded.

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

         The information contained in this document is not a complete description of our business or the risks associated with an investment in our common stock. Before deciding to buy or maintain a position in our common stock, you should carefully review and consider the various disclosures we made in this report, and in our other materials filed with the Securities and Exchange Commission that discuss our business in greater detail and that disclose various risks, uncertainties and other factors that may affect our business, results of operations or financial condition. In particular, you should review our annual report on Form 10-K for the year ended December 31, 2002, and the "Risk Factors" we included in that report.

         Any of the factors described above could cause our financial results, including our net income (loss) or growth in net income (loss) to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

OVERVIEW

         Through our three wholly-owned operating subsidiaries, XET Corporation, CXR Telcom and CXR France, and through the divisions and subsidiaries of those subsidiaries, we design, develop, manufacture, assemble, and market products and services in the following two material business segments:

         o        Electronic Components

             --   digital and rotary switches
             --   electronic power supplies
             --   subsystem assemblies

         o        Communications Equipment

             --   transmission and network access products
             --   communications test instruments

         Our sales are primarily in North America, Europe and Asia. Revenues are recorded when products are shipped if shipped FOB shipping point or when received by the customer if shipped FOB destination.

         Sales to customers in the electronic components segment, primarily to defense and aerospace customers, defense contractors and industrial customers, were 59.1%, 46.1% and 44.1% of our total net sales during 2002, 2001 and 2000, respectively, and 61.2% of our total net sales during the quarter ended March 31, 2003. Sales of communications equipment and related services, primarily to telecommunications equipment customers, were 40.9%, 53.9% and 55.8% of our total net sales during 2002, 2001 and 2000, respectively, and 38.8% of our total net sales during the quarter ended March 31, 2003.

         We experienced a 37.2% decline in our communications equipment segment sales during 2002. We believe this decline primarily was due to a general business downturn experienced by many of our telecommunications customers, the disruption caused by the French political elections in 2002 and our decision to discontinue the resale in Europe of test equipment not manufactured by us. As a result of the general business downturn, we experienced significant reductions in sales and gross profit as well as changes in our product mix. Consequently, we have shifted our overall focus toward growing our electronic components business. However, we also plan to continue working to improve the growth and performance of our communications equipment business, particularly customer premises transmission and network access products.

         During the first quarter of 2003, our electronic components segment, which primarily serves defense and aerospace markets, improved its sales and profits as compared to the first quarter of 2002. Our communications equipment segment improved its sales and reduced its loss in the first quarter of 2003. The improvement was related to CXR France, which serves mainly our telecommunications premises equipment customer in Europe and the United States. CXR France's 42.0% increase in sales was partially offset by a 51.2% decline in sales at CXR Telcom in Fremont, California, which subsidiary mainly sells to telecommunications carrier companies in the United States. In the first quarter of 2003, we reduced costs at CXR Telcom by laying off a substantial portion of its work force and began to increase our sources of test equipment components from Asian manufacturers that produce the components for lower prices than we previously paid to our former suppliers.

         We do not anticipate a further decline in our communications equipment segment sales in 2003 as compared to 2002. We believe that our communications transmission and network access equipment may actually realize a modest improvement in sales in 2003 as compared to 2002. We have reduced costs in our communications equipment segment and lowered the breakeven point both in our U.
S. and French operations through various cost-cutting methods, such as using Asian contract manufacturers, reducing facility rent expense and downsizing our administrative office in Paris, France. We anticipate these cost-cutting efforts will improve our bottom line performance in this segment if we are able to achieve at least the same sales levels we achieved in 2002. However, we cannot predict the duration or severity of the telecommunications market downturn or the extent to which the downturn will continue to negatively affect our ability to sell our products and services to customers in the telecommunications industry. A further reduction in sales would reduce our accounts receivable balances, which in turn would adversely affect our financial position by reducing cash availability under our lines of credit. As mentioned above, we have taken various actions, including staffing reductions as recently as February 2003, to reduce cash outlays of our communications equipment segment. However, if the downturn is long-lasting and more severe, we may need to continue to downsize or to restructure, sell or discontinue all or part of our communications equipment operations, which would negatively impact our business, prospects, financial condition, results of operations and cash flows.

CRITICAL ACCOUNTING POLICIES

         Our significant accounting policies are described in the notes to the consolidated financial statements that are included in our annual report on Form 10-K for the year ended December 31, 2002. We believe our most critical accounting policies include inventory valuation, goodwill impairment and foreign currency translation.

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

         In addition, the communications equipment industry is characterized by rapid technological change, frequent new product development, and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Also, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Likewise, if our inventory is determined to be undervalued, we may have over-reported our costs of goods sold in previous periods and would be required to recognize additional operating income at the time of sale. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

     IMPAIRMENT OF GOODWILL

         We periodically evaluate acquired businesses for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses.

         In assessing potential impairment of goodwill, we consider these factors as well as forecasted financial performance of the acquired businesses. If forecasts are not met, we may have to record additional impairment charges not previously recognized. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of those respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets that were not previously recorded. On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," or SFAS No. 142, and were required to analyze our goodwill for impairment issues by June 30, 2002, and then at least annually after that date. During the year ended December 31, 2002 and the three months ended March 31, 2003, we did not record any impairment losses related to goodwill and other intangible assets.

     FOREIGN CURRENCY TRANSLATION

         We have foreign subsidiaries that together accounted for 62.1% of our net revenues, 72.3% of our assets and 74.7% of our total liabilities as of and for the year ended December 31, 2002, and 76.3% of our net revenues, 75.2% of our assets and 76.5% of our total liabilities as of and for the three months ended March 31, 2003.

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

         Based on our assessment of the factors discussed above, we consider the functional currency of each of our international subsidiaries to be each subsidiary's local currency. Accordingly we had cumulative translation losses of $597,000 and $569,000, respectively, that were included as part of accumulated other comprehensive loss within our balance sheets at December 31, 2002 and March 31, 2003, respectively. During the year ended December 31, 2002 and the three months ended March 31, 2003, we included translation adjustments of gains of approximately $446,000 and $28,000, respectively, under accumulated other comprehensive income and loss.

         If we had determined that the functional currency of our subsidiaries was United States dollars, these gains or losses would have decreased or increased our loss for the year ended December 31, 2002 and the three months ended March 31, 2003. The magnitude of these gains or losses depends upon movements in the exchange rates of the foreign currencies in which we transact business as compared to the value of the United States dollar. These currencies include the euro, the British pound and the Japanese yen. Any future translation gains or losses could be significantly higher than those we recorded for the year ended December 31, 2002 and the three months ended March 31, 2003.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

         The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of total net sales:

                                                                      Three months ended
                                                                          March 31,
                                                            --------------------------------------
                                                                  2003                  2002
                                                            -----------------     ----------------
         Net sales.........................................       100.0%                100.0%
         Cost of sales.....................................        62.2                  68.3
                                                                --------              --------
         Gross profit......................................        37.8                  31.7
         Selling, general and administrative
           expenses........................................        30.0                  38.7
         Engineering and product development
           expenses........................................         3.9                   4.9
                                                                --------              --------
         Operating income (loss)...........................         3.9                 (11.9)
         Interest expense..................................        (1.7)                 (1.9)
         Other income......................................        (0.2)                  0.1
                                                                --------              --------
         Income (loss) before income tax expense...........         2.0                 (13.7)
         Income tax expense................................         1.2                   0.8
                                                                --------              --------
         Net income (loss).................................         0.8%                (14.5)%
                                                                ========              =========

         NET SALES. Net sales for the three months ended March 31, 2003 increased by $848,000 (18.2%) to $5,668,000 as compared to $4,820,000 for the three months ended March 31, 2002.

         Net sales of our electronic components increased by $606,000 (21.2%) to $3,471,000 for the three months ended March 31, 2003 as compared to $2,865,000 for the three months ended March 31, 2002. Net sales of power supplies by XCEL Corporation, Ltd. increased by $636,000 (43.2%) to $2,109,000 for the three months ended March 31, 2003 as compared to $1,473,000 for the three months ended March 31, 2002 due to an increase in the number of products shipped under long-term programs. We anticipate that during the remainder of 2003 we will experience similar increases in sales of power supplies. Sales of digital switches manufactured by our Digitran Division decreased by $109,000 (8.1%) to $1,234,000 for the three months ended March 31, 2003 as compared to $1,343,000 for the three months ended March 31, 2002. The decline in sales of digital switches was a result of lower than expected orders, which we believe was primarily due to a temporary deferral of government orders that we believe will result in an increase in sales of digital switches in subsequent quarters of 2003. Sales of electronic subsystem assemblies were negligible in the current period and the comparable prior year period.

         Net sales of our communications equipment products and services for the three months ended March 31, 2003 increased by $242,000 (12.4%) to $2,197,000 as compared to $1,955,000 for the three months ended March 31, 2002. The increase was the result of a substantial improvement in sales by CXR France of transmission and network access equipment, which improvement exceeded a decline in sales of test equipment by CXR France and CXR Telcom. Transmission and network access equipment sales increased by $637,000 (59.3%) to $1,712,000 for the three months ended March 31, 2003 as compared to $1,075,000 in the prior year period. Test equipment net sales for the three months ended March 31, 2003 decreased by $344,000 (54.2%) to $291,000 as compared to $635,000 for the three months ended March 31, 2002. The sales decrease resulted from a reduction in orders from telecommunication customers in the United States, which we believe was primarily due to the weak telecom market and CXR France's discontinuation of test equipment resales.

         CXR France, our French subsidiary, produces all of our transmission products and network access equipment. Net sales of transmission products and network access equipment produced by CXR France increased by $637,000 (59.3%) to $1,712,000 for the three months ended March 31, 2003 as compared to $1,075,000 for the three months ended March 31, 2002 primarily because the prior year sales were negatively affected by the political elections in France, which we believe caused a slow down in purchasing activity in the first half of 2002. Total net sales by CXR France, including both test equipment and transmission and networking equipment, increased by $560,000 (42.0%) to $1,894,000 for the three months ended March 31, 2003 as compared to $1,334,000 for the three months ended March 31, 2002.

         Net sales of our CXR HALCYON 704 series field test equipment decreased by $93,000 (39.7%) to $141,000 for the three months ended March 31, 2003 as compared to $234,000 for the three months ended March 31, 2002. Net sales of our T-Com central office test equipment product line declined by $81,000 (51.0%) to $78,000 for the three months ended March 31, 2003 as compared to $159,000 for the three months ended March 31, 2002.

         Both the CXR HALCYON and T-COM product lines experienced these decreases in sales due to the continued slowdown in the capital expenditures of telecommunications service providers. The service providers are releasing their capital budgets later in the year and at reduced levels. We are responding to this industry downturn by reducing costs and developing a strategy to seek new business development in other industries that are not suffering from the telecommunications downturn, such as utilities, construction and government.

         We believe that many of the United States telecom customers that CXR Telcom serves built networks to handle an anticipated demand for voice and data traffic that has not yet occurred. Consequently, many of these customers reduced their purchasing budgets for 2002 and 2003. This has had a negative impact on CXR Telcom's sales. We have seen recent improvement in orders at CXR Telcom but do not know if such improvement will be a continuing trend or only a temporary change.

         GROSS PROFIT. Gross profit as a percentage of total net sales increased to 37.8% for the three months ended March 31, 2003 as compared to 31.7% for the comparable period in 2002. In dollar terms, total gross profit increased by $612,000 (40.0%) to $2,141,000 for the three months ended March 31, 2003 as compared to $1,529,000 for the comparable period in 2002.

         Gross profit for our electronic components segment increased in dollar terms by $332,000 (32.0%) to $1,370,000 for the three months ended March 31, 2003 as compared to $1,038,000 for the three months ended March 31, 2002, and increased as a percentage of related net sales to 39.5% for the three months ended March 31, 2003 from 36.2% for the three months ended March 31, 2002. This increase primarily was the result of increases in the profit margins of both digital switches and power supplies due to changes in product mix for XET Corporation's Digitran Division switch production operations and increased production due to higher sales volumes lowering per unit costs for XCEL Power Systems' U.K. power supply production operations.

         Gross profit for our communications equipment segment increased in dollar terms by $280,000 (57.0%) to $771,000 for the three months ended March 31, 2003 as compared to $491,000 for the comparable period in 2002, and increased as a percentage of net sales to 35.1% for the three months ended March 31, 2003 from 25.1% for the three months ended March 31, 2002. The increase in gross profit as a percentage of net sales primarily was due to the increase in sales volume at CXR France and cost reduction, which helped reduce costs on a per unit basis. Cost reductions at CXR Telcom were not sufficient to offset the effect of CXR Telcom's decline in sales, and CXR Telcom ended the first quarter of 2003 with a negative gross profit. Based on recent orders, we expect CXR Telcom to improve its gross profit in subsequent quarters of 2003.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $167,000 (9.0%) to $1,698,000 for the three months ended March 31, 2003 as compared to $1,865,000 for the three months ended March 31, 2002. Selling, general and administrative expenses also decreased as a percentage of total net sales, to 30.0% of net sales during the three months ended March 31, 2003 from 38.7% of net sales during the comparable period in 2002. The decrease in selling, general and administrative expenses was due to several factors. Selling expenses were reduced by $96,000 in our communications equipment segment, and administrative costs were reduced by $135,000 in our communications equipment segment primarily due to staff reductions at CXR Telcom and CXR France. These reductions were partially offset by an $83,000 increase in administrative expenses in our electronic components segment which was partially due to an increase in the reserve for doubtful accounts and miscellaneous other items.

         ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses consist primarily of research and product development activities of our communications equipment segment. These expenses decreased slightly to $221,000 for the three months ended March 31, 2003 as compared to $238,000 for the three months ended March 31, 2002.

         OTHER INCOME AND EXPENSE. Interest expense increased by $6,000 (6.7%) to $96,000 for the three months ended March 31, 2003 from $90,000 for the three months ended March 31, 2002. Other expense was $14,000 for the three months ended March 31, 2003 as compared to $4,000 for the three months ended March 31, 2002 primarily due to currency exchange rate fluctuations.

         INCOME TAX EXPENSE. Income tax expense for the three months ended March 31, 2002 was $68,000 as compared to $39,000 for the comparable prior year period. The majority of the increase related to the recording by XCL of a provision for U.K. income tax that was required because XCL is expected to produce greater taxable income for 2003 than in 2002 and has consumed its net operating loss carryforwards.

         NET INCOME (LOSS). The net income for the three months ended March 31, 2003 was $44,000 as compared to the net loss of $699,000 for the three months ended March 31, 2002 . The largest contribution to this positive change was the increase in net sales of CXR France in our communications equipment segment, which improved its operating income by $442,000. We continue to closely monitor costs throughout our operations and have reduced costs through staffing reductions in our communications equipment operations in the United States and France and through various other cost-cutting methods, such as using contract manufacturers, reducing facility rent expense and phasing out our administrative office in Paris, France. These actions have substantially reduced the sales volume required to turn a profit at both CXR Telcom and CXR France.

LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended March 31, 2003 and the year ended December 31, 2002, we funded our operations primarily through revenue generated from our operations and through our lines of credit with Wells Fargo Business Credit, Inc. and various foreign banks. As of March 31, 2003, we had working capital of $4,085,000, an accumulated deficit of $19,000,000, an accumulated other comprehensive loss of $569,000, cash and cash equivalents of $29,000, and $5,179,000 of accounts receivable. As of December 31, 2002, we had working capital of $3,961,000, an accumulated deficit of $19,042,000, an accumulated other comprehensive loss of $597,000, cash and cash equivalents of $254,000, and $5,356,000 of accounts receivable.

         Cash provided by our operating activities totaled $468,000 for the three months ended March 31, 2003 as compared to cash provided by our operating activities of $279,000 for the three months ended March 31, 2002. This $189,000 increase in cash provided by operations during the three months ended March 31, 2003 primarily resulted from accounts receivable collections and increases in accounts payable balances.

         Cash used in our investing activities totaled $4,000 for the three months ended March 31, 2003 as compared to $21,000 for the three months ended March 31, 2002. Included in the results for the three months ended March 31, 2002 are $35,000 of fixed asset purchases.

         Cash used in our financing activities totaled $814,000 for the three months ended March 31, 2003 as compared to $432,000 for the three months ended March 31, 2002, primarily due to repayments of bank debt.

         On August 16, 2000, our subsidiaries, CXR Telcom and XET Corporation, together with MicroTel acting as guarantor, obtained a credit facility from Wells Fargo Business Credit, Inc. In April 2002, the maturity date of the facility was extended by two years to August 16, 2005. Since April 17, 2002, the facility has provided for a revolving loan of up to $3,000,000 secured by inventory and accounts receivable and a term loan in the amount of $687,000 secured by machinery and equipment. On March 31, 2003, the interest rate was the prime rate (then 4.25%) plus 1%, subject to a minimum interest charge of $13,500 per month. The balance outstanding at March 31, 2003 was $697,000 on the revolving loan and $86,000 on the term loan, and we had available to us $148,000 of additional borrowings under the revolving loan. The credit facility contains restrictive financial covenants that are set by mutual agreement each year. At March 31, 2003, no covenants had been established for 2003.

         As of March 31, 2003, our foreign subsidiaries had credit facilities, including lines of credit and term loans, with Venture Finance PLC, a subsidiary of the global Dutch ABN AMRO Holdings N.V. financial institution, in England, Banc National de Paris, Societe Generale and Banque Hervet in France and Johan Tokyo Credit Bank and Johnan Shinkin Bank in Japan. At March 31, 2003, the balances outstanding under our U.K., France and Japan credit facilities were $2,105,000, $716,000 and $78,000, respectively.

         XCEL Japan Ltd. , or XJL, obtained a term loan on November 29, 2002 from the Johnan Shinkin Bank. The loan is amortized over five years and carries an annual interest rate 3.25%. The balance of the loan on March 31, 2003 was $78,000 using the exchange rate in effect at that date for conversion of Japanese yen into United States dollars.

         Our U.K. subsidiary, XCEL Power Systems, Ltd., or XPS, obtained a credit facility with Venture Finance PLC as of November 12, 2002, which facility expires on November 15, 2005. Using the exchange rate in effect at March 31, 2003 for the conversion of British pounds into United States dollars, the new facility is for a maximum of $2,370,000 and includes a $553,000 unsecured cash flow loan, a $126,000 term loan secured by fixed assets and the remainder is a loan secured by accounts receivable and inventory. The interest rate is the base rate of Venture Finance PLC (4% at March 31, 2003) plus 2%, and is subject to a minimum rate of 4% per annum. There are no financial performance covenants applicable to this credit facility.

         As of March 31, 2003, CXR France had credit facilities with several lenders totaling up to approximately $716,000 in the aggregate. Each credit facility has a specified repayment term. However, each lender has the right to demand payment in full at any time prior to the scheduled maturity date of a particular credit facility. Because CXR France has experienced a substantial reduction in revenue, some of its lenders are contemplating, and others have made, reductions in the total available credit. Banque Hervet reduced availability to $78,000 from $159,000 effective December 31, 2002. On February 10, 2003, Societe Generale notified CXR France that CXR France had to pay back its credit line balance by April 30, 2003. As of March 31, 2003, that credit line balance was $161,000. As a result, we sought alternative financing sources in France to replace all of the current lenders to our French operations. On April 8, 2003, CXR France obtained a credit facility from IFN Finance, a subsidiary of ABN AMRO Holdings, N.V. The new credit line is for a maximum of $1,307,000, based on the exchange rate in effect at March 31, 2003 for the conversion of euros into United States dollars. The facility is secured by accounts receivable and carries an annual interest rate of 1.6 percentage points above the French "T4M" rate, which was 2.758% as of March 31, 2003. Societe Generale has agreed to an alternative pay back schedule for the full balance currently owed so that $54,000 is due by May 31, 2003 and another $54,000 is due by June 30, 2003. Funds that become available under the new IFN Finance credit line as new accounts receivables develop will be used to retire the existing CXR France debt.

         Our backlog was $11,815,000 as of March 31, 2003 as compared to $14,800,000 as of March 31, 2002. Our backlog as of March 31, 2003 was 95.9% related to our electronic components business, which business tends to provide us with long lead-times for our manufacturing processes due to the custom nature of the products, and 4.1% related to our communications equipment business, which business tends to deliver standard products from stock as orders are received. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

         During the three months ended March 31, 2003 and the year ended December 31, 2002, 38.8% and 40.9% of our total net sales, respectively, were generated by our communications equipment segment. We experienced a 12.4% increase in our communications equipment segment sales for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This increase was net of a 54.2% decline in sales of test equipment. The test equipment decline was due to our discontinuation of test equipment resales in Europe and the general telecommunications downtown in the United States. We cannot predict the duration or severity of the telecommunications market downturn or the extent to which the downturn will continue to negatively affect our ability to sell our products and services to customers in the telecommunications industry. A further reduction in sales could reduce our total accounts receivable balances, which in turn would have an adverse effect on our financial position by reducing the amount of cash available under our lines of credit.

         We took various actions to reduce costs in 2002. These actions were intended to reduce the cash outlays of our telecommunications equipment segment to match its revenue rate. Also, in February 2003, we reduced the staffing level by 50% at CXR Telcom, which we anticipate will reduce costs at an annualized rate of approximately $360,000. This savings is in addition to the approximate $325,000 annualized savings we have begun to realize from moving CXR Telcom into a lower cost facility in November 2002. We also have contracted with Asian manufacturers for production of test equipment components at lower prices than we previously paid to our former suppliers.

         The following table outlines payments due from us or our subsidiaries under our lines of credit and other significant contractual obligations over the next five years, exclusive of interest. The symbol "P" represents the prime rate, and the symbol "B" represents the lender's base rate.


                                                       PAYMENTS DUE BY PERIOD
                                                       ----------------------
         CONTRACTUAL                                       (IN THOUSANDS)
        OBLIGATIONS AT
        MARCH 31, 2003
                                     2003       2004       2005        2006      2007      THERE-AFTER    TOTAL
  -----------------------------    --------   -------    -------     -------   -------     -----------   ------
Line of Credit (Domestic)          $  697     $   --     $  --       $   --    $   --      $   --        $  697
   Average Interest Rate            P+1%
Line of Credit (U.K.)              $1,437     $   --     $  --       $   --    $   --      $   --        $1,437
   Average Interest Rate            B+2%
Overdraft (France)                 $  599     $   --     $  --       $   --    $   --      $   --        $  599
   Average Interest Rate         5.5% -7.2%
Term Loan (Domestic)               $   72     $    8     $   5       $   --    $   --      $   --        $   85
   Average Interest Rate            P+1%
Term Loan (U.K.)                   $   21     $   45     $ 602       $   --    $   --      $   --        $  668
   Average Interest Rate            B+2%
Term Loan (France)                 $   50     $   56     $  10       $   --    $   --      $   --        $  116
   Average Interest Rate         5.2% -5.6%
Term Loan (Japan)                  $   13     $   17     $  17       $    16   $   15      $   --        $   78
   Average Interest Rate            3.25%
Capitalized Lease
  Obligations                      $   90     $   98     $   35      $    3    $   --      $   --        $  226
Operating Leases                   $  475     $  562     $  382      $    6    $   --      $   --        $1,425
                                   ------     ------     ------      -------   -------      ------        ------
                                   $3,454     $  786      1,051          25    $   15      $   --        $5,331

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

IMPACTS OF NEW ACCOUNTING PRONOUNCEMENTS

         In August 2001, the Financial Accounting Standards Board, or the FASB, issued FASB Statement No. 143, "Accounting for Asset Retirement Obligations," or SFAS No. 143. This statement addresses financial and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to all entities and legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of long-lived assets, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Our management has determined that the adoption of SFAS No. 143 has not had a material effect on our financial position or results of operations.

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

         In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others," or FIN 45. FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee and also include more detailed disclosures with respect to guarantees. FIN 45 is effective for guarantees issued or modified after December 31, 2002 and requires the additional disclosures for interim or annual periods ended after December 15, 2002. The initial recognition and measurement provisions of FIN 45 have not had an impact on our results of operations or financial position.

         In December 2002, the FASB issued FASB Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of SFAS 123," or SFAS No. 148. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of our stock at the date of the grant over the amount an employee must pay to acquire the stock. We have adopted the annual disclosure provisions of SFAS No. 148 for our financial reports for the year ended December 31, 2002 and have also adopted the interim disclosure provisions for our financial reports beginning with the quarter ended March 31, 2003. Because this standard involves disclosures only, the adoption of SFAS No. 148 did not impact our results of operations, financial position or liquidity.

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

EURO CONVERSION

         Our operating subsidiaries located in France and the U.K. had combined net sales from operations approximating 72.2% and 58.7%, respectively, of our total net sales for the three months ended March 31, 2003 and the year ended December 31, 2002. Net sales from the French subsidiary participating in the euro conversion were approximately 33.4% and 25.8%, respectively, of our net sales for the three months ended March 31, 2003 and the year ended December 31, 2002. We continue to review the impact of the euro conversion on our operations.

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

         A substantial portion of our notes payable and long-term debt have variable interest rates based on the prime interest rate and/or the lender's base rate, which exposes us to risk of earnings loss due to changes in such interest rates. Our annual report on Form 10-K for the year ended December 31, 2002 contains information about our debt obligations that are sensitive to changes in interest rates under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk." There were no material changes in those market risks during the three months ended March 31, 2003.

ITEM 4.  CONTROLS AND PROCEDURES.

         Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of May 5, 2003 ("Evaluation Date"), that the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         We are not a party to any material pending legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     RECENT SALES OF UNREGISTERED SECURITIES

         In March 2003, we issued 41,663 shares of common stock to one investor upon conversion of 4,166.3 shares of our Series B Preferred Stock.

         Exemption from the registration provisions of the Securities Act of 1933 for the transaction described above is claimed under Section 4(2) of the Securities Act of 1933, among others, on the basis that such transaction did not involve any public offering and the purchaser was sophisticated with access to the kind of information registration would provide.

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

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits

         Number   Description
         ------   -----------

         10.1 Waiver of Default Agreement dated March 28, 2003 between XET Corporation, CXR Telcom Corporation and Wells Fargo Business Credit, Inc. (1)

         99.1 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      ----------

         (1) Filed as an exhibit to our annual report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

         (b)  Reports on Form 8-K

              None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               MICROTEL INTERNATIONAL, INC.

Dated: May 14, 2003            By: /S/ CARMINE T. OLIVA
                                  ----------------------------------------
                                   Carmine T. Oliva, Chairman of the Board,
                                   Chief Executive Officer (principal executive
                                   officer) and President

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

Date: May 14, 2003

/s/ CARMINE T. OLIVA
-------------------------------------------------------------------
Carmine T. Oliva,
Chief Executive Officer (principal executive officer)

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

Date: May 14, 2003

/s/ RANDOLPH D. FOOTE
-------------------------------------------------------------------
Randolph D. Foote,
Chief Financial Officer (principal financial officer)

                  EXHIBITS FILED WITH THIS REPORT ON FORM 10-Q

         Number   Description
         ------   -----------

         99.1 Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002