Form 10-Q
period 2003-06-30
MICROTEL INTERNATIONAL INC
filed 2003-08-14
CIK 854852

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended JUNE 30, 2003  or

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

     As of August 11, 2003, there were 23,427,324 shares of the issuer's common stock, $0.0033 par value, outstanding.

================================================================================

                          MICROTEL INTERNATIONAL, INC.
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         Condensed Consolidated Balance Sheets as of June 30, 2003
             (unaudited) and December 31, 2002.............................. F-1

         Condensed Consolidated Statements of Operations for the Three
             and Six Months Ended June 30, 2003 and 2002 (unaudited)........ F-2

         Condensed Consolidated Statements of Other Comprehensive Income for the
             Three and Six Months Ended June 30, 2003 and 2002 (unaudited).. F-3

         Condensed Consolidated Statements of Stockholders' Equity for the
             Six Months Ended June 30, 2003 (unaudited)..................... F-4

         Condensed Consolidated Statements of Cash Flows for the Six
             Months Ended June 30, 2003 and 2002 (unaudited)................ F-5

         Notes to Condensed Consolidated Financial Statements (unaudited)... F-6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.................................. 2

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK......................................................... 17

ITEM 4.  CONTROLS AND PROCEDURES............................................. 17

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS................................................... 18

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS........................... 18

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..................................... 18

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................. 18

ITEM 5.  OTHER INFORMATION................................................... 18

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................... 19

SIGNATURES .................................................................. 20

EXHIBITS FILED WITH THIS FORM 10-Q........................................... 21

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2003 AND DECEMBER 31, 2002
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              June 30,  December 31,
                                                               2003        2002
ASSETS                                                       ---------   ---------
Current assets:                                             (unaudited)
   Cash and cash equivalents                                 $    513    $    254
   Accounts receivable, net of allowance for doubtful
     accounts of $150 and $130, respectively                    5,290       5,356
   Inventories                                                  6,978       7,505
   Prepaid and other current assets                               492         343
                                                             ---------   ---------
Total current assets                                           13,273      13,458
Property, plant and equipment, net                                346         588
Goodwill, net of accumulated amortization of
   $1,055 and $1,050, respectively                              2,369       2,346
Other assets                                                      544         394
                                                             ---------   ---------
                                                             $ 16,532    $ 16,786
                                                             =========   =========

LIABILITIES, REDEEMABLE PREFERRED STOCK
AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                             $  2,952    $  3,475
   Current portion of long-term debt                              246         318
   Accounts payable                                             3,460       3,897
   Accrued expenses                                             1,965       1,807
                                                             ---------   ---------
Total current liabilities                                       8,623       9,497
Long-term debt, less current portion                              907         927
Other liabilities                                                 314         348
                                                             ---------   ---------
Total liabilities                                               9,844      10,772
                                                             ---------   ---------

Convertible redeemable Series A Preferred Stock,
   $10,000 unit value. Authorized 200 shares;
   issued and outstanding 0 shares and 25 shares,
   respectively (aggregate liquidation
   preferences of $0 and $250, respectively)                       --         282

Stockholders' equity:
   Preferred stock, authorized 10,000,000 shares;
     Convertible Series B Preferred Stock, $0.01
     par value; issued and outstanding 1,000 shares
     and 64,000 shares, respectively (aggregate
     liquidation preferences of $8 and $410, respectively)          7         400
   Common stock, $0.0033 par value. Authorized
     50,000,000 shares; issued and outstanding
     23,427,000 and 21,535,000, respectively                       77          71
   Additional paid-in capital                                  25,593      24,900
   Accumulated deficit                                        (18,644)    (19,042)
   Accumulated other comprehensive loss                          (345)       (597)
                                                             ---------   ---------
Total stockholders' equity                                      6,688       5,732
                                                             ---------   ---------
                                                             $ 16,532    $ 16,786
                                                             =========   =========

     See accompanying notes to condensed consolidated financial statements.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                          Three Months Ended        Six Months Ended
                                                June 30,                June 30,
                                         ---------------------   ---------------------
                                           2003         2002       2003        2002
                                         ---------   ---------   ---------   ---------
                                           (in thousands, except per share amounts)
Net sales                                $  6,834    $  6,118    $ 12,502    $ 10,938
Cost of sales                               4,005       3,608       7,532       6,899
                                         ---------   ---------   ---------   ---------
Gross profit                                2,829       2,510       4,970       4,039
Operating expenses:
   Selling, general and administrative      1,918       1,855       3,616       3,720
   Engineering and product development        246         259         467         497
                                         ---------   ---------   ---------   ---------
Income (loss) from operations                 665         396         887        (178)
Other income (expense):
   Interest expense                          (117)        (94)       (213)       (184)
   Other income                               (47)         19         (61)         23
                                         ---------   ---------   ---------   ---------
Income (loss) before income taxes             501         321         613        (339)
Income tax expense                            142          66         210         105
                                         ---------   ---------   ---------   ---------
Net income (loss)                        $    359    $    255    $    403    $   (444)
                                         =========   =========   =========   =========
Earnings (loss) per share:
   Net income (loss):
     Basic                               $   0.02    $   0.01    $   0.02    $  (0.02)
                                         =========   =========   =========   =========
     Diluted                             $   0.02    $   0.01    $   0.02    $  (0.02)
                                         =========   =========   =========   =========

     See accompanying notes to condensed consolidated financial statements.

                                      F-2

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                                   Three Months     Six Months
                                                  Ended June 30,  Ended June 30,
                                                  --------------  --------------
                                                   2003    2002    2003    2002
                                                  ------  ------  ------  ------
                                                          (in thousands)
Net income (loss)                                 $ 359   $ 255   $ 403   $(444)
Other comprehensive income (loss) net of tax:
   Foreign currency translation adjustment          224     382     252     344
                                                  ------  ------  ------  ------
Comprehensive income (loss)                       $ 583   $ 637   $ 655   $(100)
                                                  ======  ======  ======  ======

     See accompanying notes to condensed consolidated financial statements.

                                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                                        SIX MONTHS ENDED JUNE 30, 2003
                           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                  (UNAUDITED)
                                                (IN THOUSANDS)

                                               Convertible                                                   Accumulated
                                            Preferred Stock         Common Stock     Additional                 Other
                                          -------------------  --------------------   Paid-In   Accumulated Comprehensive
                                           Shares     Amount    Shares     Amount     Capital    Deficit     Income (Loss)   Total
                                          --------- ---------  ---------  ---------  ---------  -----------  ------------  ---------
Balance at December 31, 2002                    64  $    400     21,535   $     71   $ 24,900   $  (19,042)  $      (597)  $  5,732
Preferred Series A conversions                  --        --      1,263          4        283           --            --        287
Preferred Series B conversions                 (63)     (393)       629          2        391           --            --         --
Foreign currency translation adjustment         --        --         --         --         --           --           252        252
Accretion of redeemable preferred stock         --        --         --         --         --           (5)           --         (5)
Warrants issued for services                    --        --         --         --         19           --            --         19
Net profit                                      --        --         --         --         --          403            --        403
                                          --------- ---------  ---------  ---------  ---------  -----------  ------------  ---------
Balance at June 30, 2003                         1  $      7     23,427   $     77   $ 25,593   $  (18,644)  $      (345)  $  6,688
                                          ========= =========  =========  =========  =========  ===========  ============  =========

                    See accompanying notes to condensed consolidated financial statements.

                                                     F-4

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  Six months ended June 30,
                                                                     2003           2002
                                                                 ------------   ------------
                                                                       (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                $       403    $      (444)
Adjustments to reconcile net income (loss) to cash
   provided by operating activities:
     Depreciation and amortization                                       167            149
     Provision for doubtful account                                       40             24
     Provision for obsolete/slow moving inventory                        317            281
     Warrants issued for services                                         19
     Changes in operating assets and liabilities:
       Accounts receivable                                                17            (52)
       Inventories                                                       174           (292)
       Other assets                                                     (213)           (47)
     Accounts payable and accrued expenses                              (312)          (157)
                                                                 ------------   ------------
Cash provided by (used in) operating activities                          612           (538)
                                                                 ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net purchases of property, plant and equipment                         (2)           (72)
   Cash collected on note receivable                                       6             14
                                                                 ------------   ------------
Cash provided by (used in) investing activities                            4            (58)
                                                                 ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in notes payable and long-term debt          (616)           188
                                                                 ------------   ------------
Cash provided by (used in) financing activities                         (616)           188
                                                                 ------------   ------------

Effect of exchange rate changes on cash                                  259            217

Net increase (decrease) in cash and cash equivalents                     259           (191)

Cash and cash equivalents at beginning of period                         254            604
                                                                 ------------   ------------

Cash and cash equivalents at end of period                       $       513    $       413
                                                                 ============   ============

Cash paid for:
     Income tax                                                  $        33    $        13
                                                                 ============   ============
     Interest                                                    $       210    $       181
                                                                 ============   ============

     See accompanying notes to condensed consolidated financial statements.

                          MICROTEL INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

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

BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States.

         The unaudited condensed consolidated financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of June 30, 2003 and December 31, 2002 and the results of operations and cash flows for the related interim periods ended June 30, 2003 and 2002. However, these results are not necessarily indicative of results for any other interim period or for the year ending December 31, 2003. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements included in its 2002 annual report on Form 10-K.

STOCK-BASED COMPENSATION

         In December 2002, the Financial Accounting Standards Board ("FASB") issued FASB Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of SFAS 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of our stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the disclosure provisions of SFAS No. 148 for its financial reports.

                          MICROTEL INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

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

         The following table sets forth the net income (loss), net income (loss) available for common stockholders and earnings (loss) per share amounts for the periods presented as if the Company had elected the fair value method of accounting for stock options for all periods presented:

                                         Three Months Ended   Six Months Ended
                                              June 30,            June 30,
                                         ------------------  ------------------
                                           2003      2002      2003      2002
                                         --------  --------  --------  --------
                                        (in thousands, except per share amounts)
Net income (loss)
       As reported                       $   359   $   255   $   403   $  (444)
       Pro forma                         $   346   $   247   $   380   $  (460)

Net income (loss) available for
   common stockholders (less
   accretion of preferred stock)
       As reported                       $   357   $   252   $   398   $  (450)
       Pro forma                         $   344   $   244   $   375   $  (466)

Basic earnings (loss) per share
       As reported                       $  0.02   $  0.01   $  0.02   $ (0.02)
       Pro forma                         $  0.02   $  0.01   $  0.02   $ (0.02)

Diluted earnings (loss) per share
       As reported                       $  0.02   $  0.01   $  0.02   $ (0.02)
       Pro forma                         $  0.01   $  0.01   $  0.02   $ (0.02)

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

                          MICROTEL INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

(2) EARNINGS (LOSS) PER SHARE

         The following table illustrates the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

                                             Three Months Ended     Six  Months Ended
                                                  June 30,               June 30,
                                            --------------------  --------------------
                                               2003       2002       2003      2002
                                            ---------  ---------  ---------  ---------
                                             (in thousands, except per share amounts)
NUMERATOR:
Net income (loss)                           $    359   $    255   $    403   $   (444)

Less:  accretion of the excess of the
  redemption value over the carrying  value
  of redeemable preferred stock                    2          3          5          6
                                            ---------  ---------  ---------  ---------
Income (loss) attributable to common
  stockholders                              $    357   $    252   $    398   $   (450)
                                            =========  =========  =========  =========

DENOMINATOR:
Weighted average number of common shares
  outstanding during the period               21,865     21,129     21,705     20,902

Incremental shares from assumed
  exercises or conversions of warrants,
  options and preferred stock                  1,643      2,361      1,753         --
                                            ---------  ---------  ---------  ---------
Adjusted weighted average shares              23,508     23,490     23,458     20,902
                                            =========  =========  =========  =========
Basic earnings (loss) per share             $   0.02   $   0.01   $   0.02   $  (0.02)
                                            =========  =========  =========  =========
Diluted earnings (loss) per share           $   0.02   $   0.01   $   0.02   $  (0.02)
                                            =========  =========  =========  =========

         The computation of diluted loss per share for the six-months ended June 30, 2002 excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants because their effect was antidilutive due to losses incurred by the Company or such instruments had exercise prices greater than the average market price of the common shares during the periods presented. As of June 30, 2002, there were 440,000 shares of common stock underlying options and warrants that were anti-dilutive and 2,305,000 shares of common stock underlying shares of convertible preferred stock.

                          MICROTEL INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

(3)  INVENTORIES

         Inventories consist of the following.

                                          June 30, 2003       December 31, 2002
                                           -----------          -----------
Raw materials                              $2,524,000           $2,904,000
Work-in-process                             2,758,000            2,988,000
Finished goods                              1,696,000            1,613,000
                                           -----------          -----------
                                           $6,978,000           $7,505,000
                                           ===========          ===========

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

         The Company evaluates performance based upon profit or loss from operations before income taxes, exclusive of nonrecurring gains and losses. The Company accounts for intersegment sales at prices negotiated between the individual segments. There were no intersegment sales during the six-month periods ended June 30, 2003 and 2002.

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

         There were no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the amounts disclosed in the Company's audited consolidated financial statements included in its 2002 annual report on Form 10-K. Selected financial data for each of the Company's operating segments is shown below:

                                           Six months ended   Six months ended
                                            June 30, 2003      June 30, 2002
                                            -------------      -------------
Sales to external customers:
    Electronic Components                   $  7,849,000       $  6,502,000
    Communications Equipment                   4,653,000          4,436,000
                                            -------------      -------------
                                            $ 12,502,000       $ 10,938,000
                                            =============      =============

Segment pretax profits (losses)
    Electronic Components                   $  1,659,000       $  1,372,000
    Communications Equipment                     (33,000)          (770,000)
                                            -------------      -------------
                                            $  1,626,000       $    602,000
                                            =============      =============

                          MICROTEL INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                            June 30, 2003     December 31, 2002
                                            -------------      -------------
Segment assets
    Electronic Components                   $  9,719,000       $  9,445,000
    Communications Equipment                   6,713,000          6,773,000
                                            -------------      -------------
                                            $ 16,432,000       $ 16,218,000
                                            =============      =============

         The following is a reconciliation of the reportable segment income
(loss) and assets to the Company's consolidated totals:

                                               Six months ended Six months ended
                                                June 30, 2003    June 30, 2002
                                                 -----------      -----------
Pretax Income
    Total income for reportable segments         $1,626,000       $  602,000
    Unallocated amounts:
       Unallocated general corporate expenses     1,013,000          941,000
                                                 -----------      -----------
    Consolidated income (loss) before
       income taxes                              $  613,000       $ (339,000)
                                                 ===========      ===========

                                             June 30, 2003     December 31, 2002
                                             -------------      -------------
Assets
    Total assets for reportable segments     $ 16,432,000       $ 16,218,000
    Other assets                                  100,000            568,000
                                             -------------      -------------
 Total consolidated assets                   $ 16,532,000       $ 16,786,000
                                             =============      =============

(5) NEW CXR FRANCE CREDIT FACILITY

         As of June 30, 2003, CXR France had credit facilities with several lenders with balances totaling up to approximately $873,000 in the aggregate. Each credit facility has a specified repayment term. However, each lender has the right to demand payment in full at any time prior to the scheduled maturity date of a particular credit facility. Because CXR France has experienced a substantial reduction in revenue, some of its lenders have made reductions in the total available credit. Banque Hervet reduced availability to $78,000 from $159,000 effective December 31, 2002. On February 10, 2003, Societe Generale notified CXR France that CXR France had to pay back its credit line balance by April 30, 2003. Societe Generale agreed to an alternative pay back schedule for the full balance owed as of March 31, 2003 so that $54,000 was due by May 31, 2003 and another $54,000 was due by June 30, 2003. The overdraft loan from Societe Generate has been paid off in accordance with the bank's demand. There is a $12,000 balance outstanding that will be paid off upon the collection of certain receivables. Accordingly, the Company sought alternative financing sources in France to replace all of the lenders to the Company's French operations.

         On April 8, 2003, CXR France obtained a credit facility from IFN Finance. The new credit line is for a maximum of $1,371,000, based on the exchange rate in effect at June 30, 2003 for the conversion of euros into United

                          MICROTEL INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

States dollars. This is an increase over the total of credit lines that CXR France has with its other banks. The IFN Finance facility will replace the several smaller credit lines. The IFN Finance facility is secured by accounts receivable and carries an annual interest rate of 1.6 percentage points above the French "T4M" rate. The French T4M rate was 2.2103% as of June 30, 2003. Funds that become available under the new IFN Finance credit line as new accounts receivables develop are being used to retire the existing CXR France debt.

(6) NEW ACCOUNTING PRONOUNCEMENTS

         New accounting pronouncements are discussed under the heading "Impacts of New Accounting Pronouncements" beginning on page 14 of this report.

(7) INCOME TAXES

         The effective tax rate for the three-month period ended June 30, 2003 differed from the United States federal statutory rate due to the fact that the majority of taxes accrued were at U.K. tax rates on U.K. source income. Also, certain domestic net operating losses were incurred without a tax benefit having been recorded. The effective tax rate for the six-month period ended June 30, 2003 was also affected by these factors, although the resultant effective tax rate was similar to the United States federal statutory rate.

(8) PREFERRED STOCK CONVERSIONS

         During the three months ended June 30, 2003, holders of Series A Preferred Stock converted 25 shares of Series A Preferred Stock into 1,263,250 shares of common stock, and holders of Series B Preferred Stock converted 58,728.65 shares of Series B Preferred Stock into 587,286 shares of common stock. Each share of Series A Preferred Stock was convertible into 50,530 shares of common stock, and each share of Series B Preferred Stock was convertible into 10 shares of common stock.

(9)  GOODWILL

         The balance of goodwill on the Company's balance sheet fluctuates from period to period due to the application of foreign currency translation to United States dollars in calculating the balance of goodwill of our foreign subsidiaries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes to financial statements included elsewhere in this report. This report and our condensed consolidated financial statements and notes to financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

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

         Sales to customers in the electronic components segment, primarily to defense and aerospace customers, defense contractors and industrial customers, were 59.1%, 46.1% and 44.1% of our total net sales for the years 2002, 2001 and 2000, respectively, and 62.8% of our total net sales during the six months ended June 30, 2003. Sales of communications equipment and related services, primarily to telecommunications equipment customers, were 40.9%, 53.9% and 55.8% of our total net sales during 2002, 2001 and 2000, respectively, and 37.2% of our total net sales during the six months ended June 30, 2003.

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

         During the six months ended June 30, 2003, our electronic components segment improved its sales and profits as compared to the six months ended June 30, 2002. Our communications equipment segment improved its sales and reduced its loss in the six months ended June 30, 2003. The improvement was related to CXR France, which serves mainly our telecommunications customer premises equipment in Europe and the United States. CXR France's 31.9% increase in sales was almost completely offset by a 38.3% decline in sales at CXR Telcom in Fremont, California. CXR Telcom mainly sells to telecommunications carrier companies in the United States. In the first half of 2003, we reduced costs at CXR Telcom by laying off a substantial portion of its work force and began to increase our sources of test equipment components from Asian manufacturers that produce the components for lower prices than we previously paid to our former suppliers.

         We have reduced costs in our communications equipment segment and lowered the breakeven point both in our United States and French operations through various cost-cutting methods, such as using Asian contract manufacturers, reducing facility rent expense and downsizing our administrative office in Paris, France. We anticipate these cost-cutting efforts will improve our bottom line performance in this segment if we are able to achieve at least the same sales levels we achieved in 2002. However, we cannot predict the duration or severity of the telecommunications market downturn or the extent to which the downturn will continue to negatively affect our ability to sell our products and services to customers in the telecommunications industry. A further reduction in sales would reduce our accounts receivable balances, which in turn would adversely affect our financial position by reducing cash availability under our lines of credit.

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

CRITICAL ACCOUNTING POLICIES

         Our significant accounting policies are described in the notes to the consolidated financial statements that are included in our annual report on Form 10-K for the year ended December 31, 2002. We believe our most critical accounting policies include inventory valuation, foreign currency translation and goodwill impairment.

     INVENTORY VALUATION

         We value our inventory at the lower of the actual cost to purchase or manufacture the inventory or the current estimated market value of the inventory. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next twelve months. Demand for our products can fluctuate significantly. A significant increase in the demand for our products could result in a short-term increase in the quantity of inventory purchases, while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand.

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

     FOREIGN CURRENCY TRANSLATION

         We have foreign subsidiaries that together accounted for 62.1% of our net revenues, 72.3% of our assets and 74.7% of our total liabilities as of and for the year ended December 31, 2002, and 72.6% of our net revenues, 76.4% of our assets and 74.8% of our total liabilities as of and for the six months ended June 30, 2003.

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

         If management deems any subsidiary's functional currency to be its local currency, then any gain or loss associated with the translation of that subsidiary's financial statements is included in a cumulative translation adjustment. However, if management deems the functional currency to be United States dollars, then any gain or loss associated with the translation of the subsidiary's financial statements would be included within our statement of operations.

         If we dispose of any of our subsidiaries, any cumulative translation gains or losses would be realized into our statement of operations. If we determine that there has been a change in the functional currency of a subsidiary to United States dollars, then any translation gains or losses arising after the date of the change would be included within our statement of operations.

         Based on our assessment of the factors discussed above, we consider the functional currency of each of our international subsidiaries to be each subsidiary's local currency. Accordingly we had cumulative translation losses of $597,000 and $345,000 that were included as part of accumulated other comprehensive loss within our balance sheets at December 31, 2002 and June 30, 2003, respectively. During the year ended December 31, 2002 and the six months ended June 30, 2003, we included translation adjustments of gains of approximately $446,000 and $252,000, respectively.

         If we had determined that the functional currency of our subsidiaries was United States dollars, these gains or losses would have decreased or increased our loss for the year ended December 31, 2002 and our net profit for the six months ended June 30, 2003. The magnitude of these gains or losses depends upon movements in the exchange rates of the foreign currencies in which we transact business as compared to the value of the United States dollar. These currencies include the euro, the British pound and the Japanese yen. Any future translation gains or losses could be significantly higher than those we recorded for the year ended December 31, 2002 and the six months ended June 30, 2003.

     IMPAIRMENT OF GOODWILL

         We periodically evaluate acquired businesses for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses.

         In assessing potential impairment of goodwill, we consider these factors as well as forecasted financial performance of the acquired businesses. If forecasts are not met, we may have to record additional impairment charges not previously recognized. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of those respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets that were not previously recorded. On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," or SFAS No. 142, and were required to analyze our goodwill for impairment issues by June 30, 2002, and then at least annually after that date. During the year ended December 31,

2002 and the six months ended June 30, 2003, we did not record any impairment losses related to goodwill and other intangible assets.

RESULTS OF OPERATIONS

   THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

         The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of total net sales:

                                                             Three months ended
                                                                  June 30,
                                                             ------------------
                                                              2003        2002
                                                             ------      ------
         Net sales .....................................     100.0%      100.0%
         Cost of sales .................................      58.6        59.0
                                                             ------      ------
         Gross profit ..................................      41.4        41.0
         Selling, general and administrative
           expenses ....................................      28.1        30.3
         Engineering and product development
           expenses ....................................       3.6         4.2
                                                             ------      ------
         Operating income ..............................       9.7         6.5
         Interest expense ..............................      (1.7)       (1.5)
         Other income (expense) ........................      (0.7)        0.2
                                                             ------      ------
         Income before income tax expense ..............       7.3         5.2
         Income tax expense ............................       2.0         1.0
                                                             ------      ------
         Net income ....................................       5.3%        4.2%
                                                             ======      ======

         NET SALES. Net sales for the three months ended June 30, 2003 increased by $716,000 (11.7%) to $6,834,000 as compared to $6,118,000 for the three months ended June 30, 2002.

         Net sales of our electronic components for the three months ended June 30, 2003 increased by $741,000 (20.4%) to $4,378,000 as compared to $3,637,000 for the three months ended June 30, 2002. Net sales of power supplies by XCEL Corporation, Ltd., our U.K. subsidiary that manufactures power supplies and wound components, for the three months ended June 30, 2003 increased by $929,000 (51.2%) to $2,743,000 as compared to $1,814,000 for the three months ended June 30, 2002 due to an increase in the number of products shipped under long-term programs. We anticipate that during the remainder of 2003 we will experience similar increases in sales of power supplies as compared to 2002. Sales of digital switches manufactured by our Digitran Division for the three months ended June 30, 2003 increased by $469,000 (47.2%) to $1,463,000 as compared to $994,000 for the three months ended June 30, 2002. The increase in sales of digital switches was a result of increased orders, which we believe was primarily due to increases in sales of spare parts and increased demand due to the war in Iraq. Sales of electronic subsystem assemblies were negligible in the current period as compared to $662,000 in the quarter ended June 30, 2002 because of the completion of a contract.

         Net sales of our communications equipment products and services for the three months ended June 30, 2003 remained relatively unchanged at $2,456,000 as compared to $2,481,000 for the comparable prior year period. However, CXR France increased sales by $311,000 (22.3%) to $1,705,000 in the current period as compared to $1,394,000 in the prior year period. The increase was the result of a substantial improvement in sales by CXR France of transmission and network access equipment, which improvement exceeded a decline in sales of test equipment by CXR Telcom. CXR France produces all of our transmission products and network access equipment. Net sales of transmission products and network access equipment produced by CXR France for the three months ended June 30, 2003 increased slightly by $50,000 (3.5%) to $1,491,000 as compared to $1,441,000 for the three months ended June 30, 2002 primarily because the prior year sales were negatively affected by the political elections in France, which we believe caused a slow down in purchasing activity in the first half of 2002.

         Test equipment net sales for the three months ended June 30, 2003 decreased by $352,000 (36.3%) to $617,000 as compared to $969,000 for the three months ended June 30, 2002. The sales decrease resulted from a reduction in orders from telecommunication customers in the United States, which we believe was primarily due to the weak telecom market.

         Net sales of our CXR HALCYON 704 series field test equipment decreased by $243,000 (30.3%) to $559,000 as compared to $802,000 for the three months ended June 30, 2002. The CXR HALCYON product line experienced a decrease in sales primarily due to the continued slowdown in the capital expenditures of telecommunications service providers. The service providers released their capital budgets later in the year and at reduced levels. We are responding to this industry downturn by reducing costs and developing a strategy to seek new business development in other industries that are not suffering from the telecommunications downturn, such as utilities, construction and government. We have begun to receive orders from certain non-telecom customers, such as utilities and government agencies, as a result of our efforts to expand our markets.

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

         GROSS PROFIT. Gross profit as a percentage of total net sales increased to 41.4% for the three months ended June 30, 2003 as compared to 41.0% for the comparable period in 2002. In dollar terms, total gross profit increased by $319,000 (12.7%) to $2,829,000 as compared to $2,510,000 for the three months ended June 30, 2002.

         Gross profit for our electronic components segment increased in dollar terms by $232,000 (15.5%) to $1,726,000 for the three months ended June 30, 2003 as compared to $1,494,000 for the three months ended June 30, 2002, and decreased as a percentage of related net sales to 39.4% for the three months ended June 30, 2003 from 41.1% for the three months ended June 30, 2002. This decrease was primarily due to a higher portion of power supply sales in relation to the total electronic component sales. Power supplies generally carry a lower gross margin than digital switches. However, sales of power supplies by XCEL Power Systems resulted in an improved gross margin at XCEL Power Systems of 29.5% in the current period as compared to 24.8% in the prior year period. Digital switches had a slightly lower gross margin of 56.8% in the current period due to product mix as compared to the 61.5% gross margin in the second quarter of 2002.

         Gross profit for our communications equipment segment increased in dollar terms by $85,000 (8.4%) to $1,102,000 for the three months ended June 30, 2003 as compared to $1,017,000 for the comparable period in 2002, and increased as a percentage of net sales to 44.8% for the three months ended June 30, 2003 from 40.1% for the three months ended June 30, 2002. The increase in gross profit as a percentage of net sales primarily was due to the increase in sales volume at CXR France and cost reductions, which helped reduce costs on a per unit basis. This increase in gross margin more than offset the reduced gross margin of CXR Telcom that declined to 44.6% from 54.6% in the prior year period due primarily to lower sales.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended June 30, 2003 increased slightly by $63,000 (3.4%) to $1,918,000 as compared to $1,855,000 for the three months ended June 30, 2002. However, selling, general and administrative expenses decreased as a percentage of total net sales, to 28.1% of net sales during the three months ended June 30, 2003 from 30.3% of net sales during the comparable period in 2002. The slight increase in these expenses was due primarily to a $108,000 increase in electronic component segment administrative and selling expenses due to additional staffing. These increases were partially offset by a $157,000 decrease in such expenses at our communication equipment units primarily due to staffing reductions. We will continue to seek cost reductions, but most of the major cost reductions have been implemented for the current business levels.

         ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses consist primarily of research and product development activities of our communications equipment segment and XET Corporation's Digitran Division. These expenses remained relatively constant at $246,000 for the three months ended June 30, 2003 as compared to $259,000 for the three months ended June 30, 2002.

         OTHER INCOME AND EXPENSE. Interest expense increased by $23,000 (24.5%) to $117,000 for the three months ended June 30, 2003 from $94,000 for the three months ended June 30, 2002. Other expense was $47,000 for the three months ended June 30, 2003 as compared to other income of $19,000 for the three months ended June 30, 2002 primarily due to miscellaneous charges and credits.

         INCOME TAX EXPENSE. Income tax expense for the three months ended June 30, 2003 was $142,000 as compared to $66,000 for the comparable prior year period. The majority of the increase related to the recording by XCEL Power Systems of a provision for U.K. income tax that was required because XCEL Power Systems is expected to produce greater taxable income for 2003 than in 2002 and has consumed its net operating loss carryforwards.

         NET INCOME. Net income increased by $104,000 (40.8%) to $359,000 for the three months ended June 30, 2003 as compared to $255,000 for the comparable prior year period. The largest contributions to this positive change were the increases in net sales of CXR France and XCEL Power Systems, which improved their operating profits by $338,000 and $308,000, respectively. The benefits of these improvements were partially offset by reductions in operating earnings of XET Corporation's Digitran Division, which experienced a $251,000 decline in operating earnings.

     SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

         The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of total net sales:

                                                              Six Months Ended
                                                                   June 30,
                                                             ------------------
                                                              2003        2002
                                                             ------      ------
         Net sales .....................................     100.0%      100.0%
         Cost of sales .................................      60.2        63.1
                                                             ------      ------
         Gross profit ..................................      39.8        36.9
         Selling, general and administrative
           expenses ....................................      28.9        34.0
         Engineering and product development
           expenses ....................................       3.8         4.5
                                                             ------      ------
         Operating income (loss) .......................       7.1        (1.6)
         Interest expense ..............................      (1.7)       (1.7)
         Other income (loss) ...........................      (0.5)        0.2
                                                             ------      ------
         Income (loss) before income tax expense .......       4.9        (3.1)
         Income tax expense ............................       1.7         1.0
                                                             ------      ------
         Net income (loss) .............................       3.2%       (4.1)%
                                                             ======      ======

         NET SALES. Net sales for the six months ended June 30, 2003 increased by $1,564,000 (14.3%) to $12,502,000 as compared to $10,938,000 for the six months ended June 30, 2002.

         Net sales of our electronic components for the six months ended June 30, 2003 increased by $1,347,000 (20.7%) to $7,849,000 as compared to $6,502,000 for the six months ended June 30, 2002. Net sales of power supplies by XCEL Corporation, Ltd. for the six months ended June 30, 2003 increased by $1,565,000 (47.6%) to $4,852,000 as compared to $3,287,000 for the six months ended June 30, 2002 due to an increase in the number of products shipped under long-term programs. We anticipate that during the remainder of 2003 we will continue to experience increases in sales of power supplies as compared to 2002. Sales of digital switches manufactured by our Digitran Division for the six months ended June 30, 2003 increased by $360,000 (15.4%) to $2,697,000 as compared to
$2,337,000 for the six months ended June 30, 2002. The increase in sales of digital switches was primarily a result of increases in orders for spare parts that we believe was mainly due to the war in Iraq. Sales of electronic subsystem assemblies were $110,000 in the current period as compared to $662,000 in the first half of 2002 due to the completion of a contract in 2002.

         Net sales of our communications equipment products and services for the six months ended June 30, 2003 increased by $217,000 (4.9%) to $4,653,000 as compared to $4,436,000 for the six months ended June 30, 2002. The increase was the result of a substantial improvement in sales by CXR France of transmission, network access equipment, and services which improvement exceeded a decline in sales of test equipment by CXR France and CXR Telcom. We decided to terminate the resale of test equipment by CXR France in 2002 and now have only residual sales of these products. Transmission and network access equipment sales for the six months ended June 30, 2003 increased by $684,000 (26.2%) to $3,299,000 as compared to $2,615,000 for the prior year period. Test equipment net sales for the six months ended June 30, 2003 decreased by $696,000 (43.4%) to $908,000 as compared to $1,604,000 for the six months ended June 30, 2002. The sales decrease resulted from a reduction in orders from telecommunication customers in the United States, which we believe was primarily due to the weak telecom market and CXR France's discontinuation of test equipment resales.

         CXR France produces all of our transmission products and network access equipment. Total net sales by CXR France, including both test equipment and transmission and networking equipment, increased by $871,000 (31.9%) to $3,599,000 as compared to $2,728,000 for the six months ended June 30, 2002 primarily because we terminated the resale of test equipment in Europe and the prior year sales were negatively affected by the political elections in France, which we believe caused a slow down in purchasing activity in the first half of 2002.

         Net sales of our CXR HALCYON 704 series field test equipment decreased by $338,000 (32.6%) to $700,000 as compared to $1,038,000 for the six months ended June 30, 2002 primarily due to the poor telecom market. The CXR HALCYON product line experienced a decrease in sales mainly due to the continued slowdown in the capital expenditures of telecommunications service providers.

The service providers released their capital budgets later in the year and at reduced levels. We have responded to this industry downturn by reducing costs and developing a strategy to seek new business development in other industries that are not suffering from the telecommunications downturn, such as utilities, construction and government.

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

         GROSS PROFIT. Gross profit as a percentage of total net sales increased to 39.8% for the six months ended June 30, 2003 as compared to 36.9% for the comparable period in 2002. In dollar terms, total gross profit increased by $931,000 (23.1%) to $4,970,000 as compared to $4,039,000 for the six months ended June 30, 2002.

         Gross profit for our electronic components segment increased in dollar terms by $564,000 (22.3%) to $3,096,000 for the six months ended June 30, 2003 as compared to $2,532,000 for the six months ended June 30, 2002, and increased as a percentage of related net sales to 39.4% for the six months ended June 30, 2003 from 38.9% for the six months ended June 30, 2002. This increase primarily was the result of increases in the profit margins of both digital switches and power supplies due to changes in product mix for XET Corporation's Digitran Division switch production operations and increased production due to higher sales volumes lowering per unit costs and product mix for XCEL Power Systems' U.K. power supply production operations.

         Gross profit for our communications equipment segment increased in dollar terms by $366,000 (24.3%) to $1,873,000 for the six months ended June 30, 2003 as compared to $1,507,000 for the comparable period in 2002, and increased as a percentage of net sales to 40.3% for the six months ended June 30, 2003 from 34.0% for the six months ended June 30, 2002. The increase in gross profit as a percentage of net sales primarily was due to the increase in sales volume at CXR France and cost reduction, which helped reduce costs on a per unit basis. Cost reductions at CXR Telcom were not sufficient to offset the effect of CXR Telcom's decline in sales, and CXR Telcom ended the first half of 2003 with a gross profit of 29.6% as compared to 36.9% in the first half of 2002. Based on recent orders, we expect CXR Telcom to improve its gross profit in the second half of 2003.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the six months ended June 30, 2003 decreased by $104,000 (2.8%) to $3,616,000 as compared to $3,720,000 for the six months ended June 30, 2002. Selling, general and administrative expenses also decreased as a percentage of total net sales, to 28.9% of net sales during the six months ended June 30, 2003 from 34.0% of net sales during the comparable period in 2002. Selling expenses were reduced by $134,000 in our communications equipment segment, and administrative costs were reduced by $253,000 in our communications equipment segment primarily due to staff reductions at CXR Telcom and CXR France. These reductions were partially offset by a $121,000 increase in administrative expenses in our electronic components segment, which was partially due to an increase in the reserve for doubtful accounts and miscellaneous other items. We will continue to maintain our vigilance in controlling costs. However, we have made most of the major cost reductions possible for our level of business and do not anticipate additional large cost reductions.

         ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses consist primarily of research and product development activities of our communications equipment segment and XET Corporation's Digitran Division. These expenses decreased by $30,000 (6.0%) to $467,000 for the six months ended June 30, 2003 as compared to $497,000 for the six months ended June 30, 2002 due primarily to cost reductions in the communication equipment segment.

         OTHER INCOME AND EXPENSE. Interest expense increased by $29,000 (15.8%) to $213,000 for the six months ended June 30, 2003 from $184,000 for the six months ended June 30, 2002 generally due to higher average debt balances at XCEL Power Systems. Other expense was $61,000 for the six months ended June 30, 2003 as compared to other income of $23,000 for the six months ended June 30, 2002 primarily due to miscellaneous discounts and fees.

         INCOME TAX EXPENSE. Income tax expense for the six months ended June 30, 2002 was $210,000 as compared to $105,000 for the comparable prior year period. The majority of the increase related to the recording by XCEL Power Systems of a provision for U.K. income tax that was required because XCEL Power Systems is expected to produce greater taxable income for 2003 than in 2002 and has consumed its net operating loss carryforwards.

         NET INCOME (LOSS). The net income for the six months ended June 30, 2003 was $403,000 as compared to the net loss of $444,000 for the six months ended June 30, 2002, an improvement of $847,000. The largest contribution to this positive change was the increase in net sales of CXR France in our communications equipment segment, which improved its operating income by $771,000. We continue to closely monitor costs throughout our operations and have reduced costs through staffing reductions in our communications equipment operations in the United States and France and through various other cost-cutting methods, such as using contract manufacturers, reducing facility rent expense and phasing out our administrative office in Paris, France. These actions have substantially reduced the sales volume required to create profitability at both CXR Telcom and CXR France.

LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended June 30, 2003 and the year ended December 31, 2002, we funded our operations primarily through revenue generated from our operations and through our lines of credit with Wells Fargo Business Credit, Inc. and various foreign banks. As of June 30, 2003, we had working capital of $4,650,000, which represented an increase of $689,000 (17.4%) over working capital at December 31, 2002, an accumulated deficit of $18,644,000, an accumulated other comprehensive loss of $345,000, cash and cash equivalents of $513,000, and $5,290,000 of accounts receivable. As of December 31, 2002, we had working capital of $3,961,000, an accumulated deficit of $19,042,000, an accumulated other comprehensive loss of $597,000, cash and cash equivalents of $254,000, and $5,356,000 of accounts receivable.

         Cash provided by our operating activities totaled $612,000 for the six months ended June 30, 2003, an improvement of $1,150,000 as compared to cash used in our operating activities of $538,000 for the six months ended June 30, 2002. This $1,150,000 increase in cash provided by operations during the six months ended June 30, 2003 primarily resulted from generation of net income as compared to our recording of a net loss in the prior year and the reduction of inventory levels.

         Cash provided by our investing activities totaled $4,000 for the six months ended June 30, 2003 as compared to $58,000 for the six months ended June 30, 2002. Included in the results for the six months ended June 30, 2002 are $72,000 of fixed asset purchases.

         Cash used in our financing activities totaled $616,000 for the six months ended June 30, 2003 as compared to $188 of cash provided by our financing activities for the six months ended June 30, 2002, due to repayments of bank debt.

         On August 16, 2000, our subsidiaries, CXR Telcom and XET Corporation, together with MicroTel acting as guarantor, obtained a credit facility from Wells Fargo Business Credit, Inc. In April 2002, the maturity date of the facility was extended by two years to August 16, 2005. Since April 17, 2002, the facility has provided for a revolving loan of up to $3,000,000 secured by inventory and accounts receivable and a term loan in the amount of $687,000 secured by machinery and equipment. On June 30, 2003, the interest rate was the prime rate (then 4%) plus 1%, subject to a minimum interest charge of $13,500 per month. The balance outstanding at June 30, 2003 was $796,000 on the revolving loan and $76,000 on the term loan, and we had available to us $19,000 of additional borrowings under the revolving loan. The credit facility contains restrictive financial covenants that are set by mutual agreement each year. At June 30, 2003, we were in compliance with these covenants, which include a minimum net income covenant and a minimum debt service ratio to be measured quarterly. The credit facility also contains an annual net worth covenant.

         As of June 30, 2003, our foreign subsidiaries had credit facilities, including lines of credit and term loans, with Venture Finance PLC, a subsidiary of the global Dutch ABN AMRO Holdings N.V. financial institution, in England, Banc National de Paris, Banque Hervet and IFN Finance, a subsidiary of ABN AMRO Holdings, N.V., in France, and Johan Tokyo Credit Bank and Johnan Shinkin Bank in Japan. At June 30, 2003, the balances outstanding under our U.K., France and Japan credit facilities were $2,075,000, $873,000 and $75,000, respectively.

         XCEL Japan Ltd. , or XJL, obtained a term loan on November 29, 2002 from the Johnan Shinkin Bank. The loan is amortized over five years and carries an annual interest rate of 3.25%. The balance of the loan as of June 30, 2003 was $75,000 using the exchange rate in effect at that date for conversion of Japanese yen into United States dollars.

         Our U.K. subsidiary, XCEL Power Systems, Ltd., or XPS, obtained a credit facility with Venture Finance PLC as of November 12, 2002, which facility expires on November 15, 2005. Using the exchange rate in effect at June 30, 2003 for the conversion of British pounds into United States dollars, the facility is for a maximum of $2,475,000 and includes a $578,000 unsecured cash flow loan, a $132,000 term loan secured by fixed assets and the remainder is a loan secured by accounts receivable and inventory. The interest rate is the base rate of Venture Finance PLC (4% at June 30, 2003) plus 2%, and is subject to a minimum rate of 4% per annum. There are no financial performance covenants applicable to this credit facility.

         As of June 30, 2003, CXR France had credit facilities with several lenders with balances totaling up to approximately $873,000 in the aggregate. Each credit facility has a specified repayment term. However, each lender has the right to demand payment in full at any time prior to the scheduled maturity date of a particular credit facility. Because CXR France has experienced a substantial reduction in revenue, some of its lenders have made reductions in the total available credit. Banque Hervet reduced availability to $78,000 from $159,000 effective December 31, 2002. On February 10, 2003, Societe Generale notified CXR France that CXR France had to pay back its credit line balance by April 30, 2003. Societe Generale agreed to an alternative pay back schedule for the full balance owed as of March 31, 2003 so that $54,000 was due by May 31, 2003 and another $54,000 was due by June 30, 2003. The overdraft loan from Societe Generale has been paid off in accordance with the bank's demand. There is a $12,000 balance outstanding that will be paid off upon the collection of certain receivables. Accordingly, we sought alternative financing sources in France to replace all of the lenders to our French operations.

         On April 8, 2003, CXR France obtained a credit facility from IFN Finance. The new credit line is for a maximum of $1,371,000, based on the exchange rate in effect at June 30, 2003 for the conversion of euros into United States dollars. This is an increase over the total of credit lines that CXR France has with its other banks. The IFN Finance facility will replace the several smaller credit lines. The IFN Finance facility is secured by accounts receivable and carries an annual interest rate of 1.6 percentage points above the French "T4M" rate. The French T4M rate was 2.2103% as of June 30, 2003. Funds that become available under the new IFN Finance credit line as new accounts receivables develop are being used to retire the existing CXR France debt.

         Our backlog was $11,476,000 as of June 30, 2003 as compared to $14,886,000 as of June 30, 2002. Our backlog as of June 30, 2003 was 96.1%
related to our electronic components business, which business tends to provide us with long lead-times for our manufacturing processes due to the custom nature of the products and 3.9% related to our communications equipment business, which business tends to deliver standard products from stock as orders are received. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

         During the six months ended June 30, 2003, 62.8% and 37.2% of our total net sales were generated by our electronic components segment and communications equipment segment, respectively. We experienced a 4.9% increase in our communications equipment segment sales for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. This increase was net of a 43.4% decline in sales of test equipment. The test equipment decline was due to our discontinuation of test equipment resales in Europe and the general telecommunications downtown in the United States. We cannot predict the duration or severity of the telecommunications market downturn or the extent to which the downturn will continue to negatively affect our ability to sell our products and services to customers in the telecommunications industry. A further reduction in sales could reduce our total accounts receivable balances, which in turn would have an adverse effect on our financial position by reducing the amount of cash available under our lines of credit.

         We took various actions to reduce costs in 2002. These actions were intended to reduce the cash outlays of our telecommunications equipment segment to match its revenue rate. Also, in February 2003, we reduced the staffing level by 50% at CXR Telcom, which we anticipate will reduce costs at an annualized rate of approximately $360,000. This savings is in addition to the approximate $325,000 annualized savings we have begun to realize from moving CXR Telcom into a lower cost facility in November 2002. We also have contracted with Asian manufacturers for production of test equipment components at lower prices than we previously paid to our former suppliers and have received shipments of quality components from these new suppliers. The following table outlines payments due from us or our subsidiaries under our lines of credit and other significant contractual obligations over the next five years, exclusive of interest. The symbol "P" represents the prime rate, and the symbol "B" represents the lender's base rate.

                                                       PAYMENTS DUE BY PERIOD
                                                       ----------------------
       CONTRACTUAL                                        (IN THOUSANDS)
      OBLIGATIONS AT
      JUNE 30, 2003                 2003       2004     2005     2006    2007    THEREAFTER   TOTAL
                                 ----------  -------  --------  ------  -------  ----------  --------
  Line of Credit (Domestic)      $     795   $   --   $    --   $  --   $   --   $      --   $   795
     Average Interest Rate          P+1%
  Line of Credit (U.K.)          $   1,389   $   --   $    --   $  --   $   --   $      --   $ 1,389
     Average Interest Rate          B+2%
  Overdraft (France)             $     767   $   --   $    --   $  --   $   --   $      --   $   767
     Average Interest Rate       5.5% -7.2%
  Term Loan (Domestic)           $      19   $   38   $    18   $  --   $   --   $      --   $    75
     Average Interest Rate          P+1%
  Term Loan (U.K.)               $      23   $   46   $   617   $  --   $   --   $      --   $   686
     Average Interest Rate          B+2%
  Term Loan (France)             $      40   $   56   $    10   $  --   $   --   $      --   $   106
     Average Interest Rate       5.2% -5.6%
  Term Loan (Japan)              $       7   $   17   $    17   $  16   $   15   $      --   $    72
     Average Interest Rate         3.25%
  Capitalized Lease
    Obligations                  $     103   $  121   $    35   $   3   $   --   $      --   $   262
  Operating Leases               $     240   $  562   $   382   $   6   $   --   $      --   $ 1,190
                                 ----------  -------  --------  ------  -------  ----------  --------
                                 $   3,383   $  840   $ 1,079   $  25   $   15   $      --   $ 5,342

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

IMPACTS OF NEW ACCOUNTING PRONOUNCEMENTS

         In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and amends SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements." Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. With the elimination of SFAS No. 4, gains and losses from extinguishment of debt are to be classified as extraordinary items only if they meet the criteria for extraordinary items in Accounting Principles Bulletin ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Applying the provisions of APB Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the classification of an extraordinary item. SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," and amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The adoption of the provisions of SFAS No. 145 during 2002 did not have any impact on our financial position or results of operations.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this statement has not had a material effect on our financial statements.

         In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee and also include more detailed disclosures with respect to guarantees. FIN 45 is effective for guarantees issued or modified after December 31, 2002 and requires the additional disclosures for interim or annual periods ended after December 15, 2002. The initial recognition and measurement provisions of FIN 45 have not had an impact on our results of operations or financial position.

         In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the effect that the adoption of EITF Issue No. 00-21 but do not expect a material impact on our consolidated financial position or results of operations.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of SFAS 123." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of our stock at the date of the grant over the amount an employee must pay to acquire the stock. We adopted the annual disclosure provisions of SFAS No. 148 for our financial reports for the year ended December 31, 2002 and also adopted the interim disclosure provisions for our financial reports beginning with the quarter ended March 31, 2003. Because this standard involves disclosures only, the adoption of SFAS No. 148 did not impact our results of operations, financial position or liquidity.

         In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51." FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. For arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The provisions of FIN 46 have not had have a material impact on our results of operations or financial position.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material effect on our consolidated financial condition or results of operations.

EURO CONVERSION

         Our operating subsidiaries located in France and the U.K. had combined net sales from operations approximating 69.1% and 58.7%, respectively, of our total net sales for the six months ended June 30, 2003 and the year ended December 31, 2002. Net sales from the French subsidiary participating in the euro conversion were approximately 28.8% and 25.8%, respectively, of our net sales for the six months ended June 30, 2003 and the year ended December 31, 2002. We continue to review the impact of the euro conversion on our operations.

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

         A substantial portion of our notes payable and long-term debt have variable interest rates based on the prime interest rate and/or the lender's base rate, which exposes us to risk of earnings loss due to changes in such interest rates. Our annual report on Form 10-K for the year ended December 31, 2002 contains information about our debt obligations that are sensitive to changes in interest rates under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk." There were no material changes in those market risks during the six months ended June 30, 2003.

ITEM 4.  CONTROLS AND PROCEDURES.

         Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2003, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         During the quarter ended June 30, 2003, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         We are not a party to any material pending legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     RECENT SALES OF UNREGISTERED SECURITIES

         In May and June 2003, we issued an aggregate of 587,286 shares of common stock to five investors upon conversion of 58,728.6 shares of our Series B Preferred Stock.

         In May and June 2003, we issued an aggregate of 1,263,250 shares of common stock to four investors upon conversion of 25 shares of our Series A Preferred Stock.

         Exemption from the registration provisions of the Securities Act of 1933 for the transactions described above is claimed under Section 4(2) of the Securities Act of 1933, among others, on the basis that such transaction did not involve any public offering and the purchasers were accredited or sophisticated with access to the kind of information registration would provide.

     DIVIDENDS

         To date we have not paid dividends on our common stock. Our line of credit with Wells Fargo Business Credit, Inc. prohibits the payment of cash dividends on our common stock. The certificate of designations related to our Series B Preferred Stock provides that shares of Series B Preferred Stock are not entitled to receive cash dividends. We currently intend to retain future earnings to fund the development and growth of our business and, therefore, do not anticipate paying cash dividends on our common stock within the foreseeable future. Any future payment of dividends on our common stock will be determined by our board of directors and will depend on our financial condition, results of operations, contractual obligations and other factors deemed relevant by our board of directors.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits
              --------

         Number   Description
         ------   -----------

         10.1 Fifth Amendment to Credit and Security Agreement dated July 1, 2003 by and between CXR Telcom Corporation and XET Corporation, as borrowers, and Wells Fargo Business Credit, Inc., as lender

         10.2 Credit facility agreement dated April 8, 2003 between IFN Finance and CXR, S.A.S.

         31.1 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)  Reports on Form 8-K
              -------------------

              None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                MICROTEL INTERNATIONAL, INC.

Dated: August 14, 2003          By: /s/ CARMINE T. OLIVA
                                    --------------------------------------------
                                    Carmine T. Oliva, Chairman of the Board,
                                    Chief Executive Officer (principal executive
                                    officer) and President

                                By: /s/ RANDOLPH D. FOOTE
                                    --------------------------------------------
                                    Randolph D. Foote, Chief Financial Officer
                                    (principal financial and accounting officer)

                  EXHIBITS FILED WITH THIS REPORT ON FORM 10-Q

         Number   Description
         ------   -----------

         10.1 Fifth Amendment to Credit and Security Agreement dated July 1, 2003 by and between CXR Telcom Corporation and XET Corporation, as borrowers, and Wells Fargo Business Credit, Inc., as lender

         10.2 Credit facility agreement dated April 8, 2003 between IFN Finance and CXR, S.A.S.

         31.1 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002