Form 10-Q
period 2003-09-30
MICROTEL INTERNATIONAL INC
filed 2003-11-06
CIK 854852

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended SEPTEMBER 30, 2003 or

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

     As of November 1, 2003, there were 23,433,250 shares of the issuer's common stock, $0.0033 par value, outstanding.

================================================================================

                          MICROTEL INTERNATIONAL, INC.
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         Condensed Consolidated Balance Sheets as of September 30, 2003
               (unaudited) and December 31, 2002..........................   F-1

         Condensed Consolidated Statements of Operations for the Three
               and Nine Months Ended September 30, 2003 and 2002
               (unaudited)................................................   F-2

         Condensed Consolidated Statements of Other Comprehensive Income
               for the Three and Nine Months Ended September 30, 2003
               and 2002 (unaudited).......................................   F-3

         Condensed Consolidated Statements of Stockholders' Equity for the
               Nine Months Ended September 30, 2003 (unaudited)...........   F-4

         Condensed Consolidated Statements of Cash Flows for the Nine
               Months Ended September 30, 2003 and 2002 (unaudited).......   F-5

         Notes to Condensed Consolidated Financial Statements (unaudited).   F-6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS..............................     2

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK......................................................    17

ITEM 4.  CONTROLS AND PROCEDURES..........................................    17

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS................................................    18

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS........................    18

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..................................    18

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............    18

ITEM 5.  OTHER INFORMATION................................................    18

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................    19

SIGNATURES    ............................................................    20

EXHIBITS FILED WITH THIS FORM 10-Q........................................    21



                                   PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                           AS OF SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                     September 30,   December 31,
ASSETS                                                                    2003           2002
                                                                       ---------      ---------
Current assets:                                                       (unaudited)
   Cash and cash equivalents                                           $    605       $    254
   Accounts receivable, net of allowance for doubtful
     accounts of $128 and $130, respectively                              4,923          5,356
   Inventories                                                            6,659          7,505
   Prepaid and other current assets                                         522            343
                                                                       ---------      ---------
Total current assets                                                     12,709         13,458
Property, plant and equipment, net                                          321            588
Goodwill, net of accumulated amortization of $1,056 and $1,050,
   respectively                                                           2,375          2,346
Other assets                                                                583            394
                                                                       ---------      ---------
                                                                       $ 15,988       $ 16,786
                                                                       =========      =========
LIABILITIES, REDEEMABLE PREFERRED STOCK
AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                       $  2,505       $  3,475
   Current portion of long-term debt                                        248            318
   Accounts payable                                                       1,544          2,439
   Accrued expenses                                                       3,167          3,265
                                                                       ---------      ---------
Total current liabilities                                                 7,464          9,497
Long-term debt, less current portion                                        917            927
Other liabilities                                                           306            348
                                                                       ---------      ---------
Total liabilities                                                         8,687         10,772
                                                                       ---------      ---------

Convertible redeemable Series A Preferred Stock, $10,000
   unit value. Authorized 200 shares; issued and outstanding
   0 shares and 25 shares, respectively (aggregate liquidation
   preferences of $0 and $250, respectively)                                 --            282

Stockholders' equity:
   Preferred stock, authorized 10,000,000 shares;
     Convertible Series B Preferred Stock, $0.01 par value;
     issued and outstanding 1,000 shares and 64,000 shares,
     respectively (aggregate liquidation preferences of $4 and
     $410, respectively)                                                      4            400
   Common stock, $0.0033 par value. Authorized 50,000,000 shares;
     issued and outstanding 23,433,000 and 21,535,000,
     respectively                                                            77             71
   Additional paid-in capital                                            25,597         24,900
   Accumulated deficit                                                  (18,141)       (19,042)
   Accumulated other comprehensive loss                                    (236)          (597)
                                                                       ---------      ---------
Total stockholders' equity                                                7,301          5,732
                                                                       ---------      ---------
                                                                       $ 15,988       $ 16,786
                                                                       =========      =========

             See accompanying notes to condensed consolidated financial statements.


                                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                                  (UNAUDITED)

                                              Three Months Ended            Nine Months Ended
                                                 September 30,                 September 30,
                                            ------------------------      ------------------------
                                               2003           2002           2003           2002
                                            ---------      ---------      ---------      ---------
                                                  (in thousands, except per share amounts)
Net sales                                   $  6,420       $  5,764       $ 18,922       $ 16,702
Cost of sales                                  3,705          3,680         11,237         10,579
                                            ---------      ---------      ---------      ---------
Gross profit                                   2,715          2,084          7,685          6,123
Operating expenses:
   Selling, general and administrative         1,916          2,094          5,532          5,814
   Engineering and product development           230            242            697            739
                                            ---------      ---------      ---------      ---------
Income (loss) from operations                    569           (252)         1,456           (430)
Other income (expense):
   Interest expense                             (104)          (119)          (317)          (303)
   Other income (expense)                         65            (56)             4            (33)
                                            ---------      ---------      ---------      ---------
Income (loss) before income taxes                530           (427)         1,143           (766)
Income tax expense (benefit)                      26            (97)           236              8
                                            ---------      ---------      ---------      ---------
Net income (loss)                           $    504       $   (330)      $    907       $   (774)
                                            =========      =========      =========      =========
Earnings (loss) per share:
   Net income (loss):
     Basic                                  $   0.02       $  (0.02)      $   0.04       $  (0.04)
                                            =========      =========      =========      =========
     Diluted                                $   0.02       $  (0.02)      $   0.04       $  (0.04)
                                            =========      =========      =========      =========

              See accompanying notes to condensed consolidated financial statements.

                                                F-2


                                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                                       (UNAUDITED)

                                                   Three Months Ended        Nine Months Ended
                                                       September 30,           September 30,
                                                   -------------------      -------------------
                                                     2003        2002         2003        2002
                                                   -------     -------      -------     -------
                                                                  (in thousands)
Net income (loss)                                  $  504      $ (330)      $  907      $ (774)
Other comprehensive income (loss) net of tax:
   Foreign currency translation adjustment            109          17          361         361
                                                   -------     -------      -------     -------
Comprehensive income (loss)                        $  613      $ (313)      $1,268      $ (413)
                                                   =======     =======      =======     =======

             See accompanying notes to condensed consolidated financial statements.

                                              F-3

                                           MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                                               NINE MONTHS ENDED SEPTEMBER 30, 2003
                                     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                            (UNAUDITED)
                                                          (IN THOUSANDS)



                                             Convertible                                                      Accumulated
                                          Preferred Stock          Common Stock     Additional                   Other
                                          -----------------     -----------------    Paid-In    Accumulated   Comprehensive
                                          Shares     Amount     Shares     Amount    Capital      Deficit     Income (Loss)   Total
                                        --------------------------------------------------------------------------------------------
Balance at December 31, 2002               64      $  400      21,535     $  71     $ 24,900    $ (19,042)      $ (597)     $ 5,732

Preferred Series A conversions             --          --       1,263         4          283           --           --          287

Preferred Series B conversions            (63)       (396)        635         2          395           (1)          --           --

Foreign currency translation adjustment    --          --          --        --           --           --          361          361

Accretion of redeemable preferred stock    --          --          --        --           --           (5)          --           (5)

Warrants issued for services               --          --          --        --           19           --           --           19

Net profit                                 --          --          --        --           --          907           --          907
                                        --------------------------------------------------------------------------------------------
Balance at September 30, 2003               1      $    4      23,433     $  77     $ 25,597    $ (18,141)      $ (236)     $ 7,301
                                        ============================================================================================

                               See accompanying notes to condensed consolidated financial statements.

                                                                 F-4

                                 MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                                 NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)

                                                                           Nine months ended September 30,
                                                                                2003         2002
                                                                              --------      --------
                                                                                 (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                             $   907       $  (774)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
     Depreciation and amortization                                                215           230
     Provision for doubtful accounts                                               46           102
     Provision for obsolete/slow moving inventory                                 628           392
     Stock and warrants issued for services                                        19             6
     Changes in operating assets and liabilities:
       Accounts receivable                                                        378           665
       Inventories                                                                182          (196)
       Other assets                                                              (282)          (23)
     Accounts payable and accrued expenses                                     (1,035)         (269)
                                                                              --------      --------
Cash provided by operating activities                                           1,058           133
                                                                              --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net purchases of property, plant and equipment                                 (42)         (107)
   Cash received from sale of fixed assets                                         13            --
   Cash collected on note receivable                                               12            17
                                                                              --------      --------
Cash used in investing activities                                                 (17)          (90)
                                                                              --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net decrease in notes payable and long-term debt                            (1,050)         (688)
                                                                              --------      --------
Cash used in financing activities                                              (1,050)         (688)
                                                                              --------      --------

Effect of exchange rate changes on cash                                           360           400

Net increase (decrease) in cash and cash equivalents                              351          (245)

Cash and cash equivalents at beginning of period                                  254           604
                                                                              --------      --------

Cash and cash equivalents at end of period                                    $   605       $   359
                                                                              ========      ========

Cash paid for:
     Income tax                                                               $    61       $    33
                                                                              ========      ========
     Interest                                                                 $   288       $   250
                                                                              ========      ========

               See accompanying notes to condensed consolidated financial statements.

                                                 F-5

                          MICROTEL INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

         MicroTel International, Inc. (the "Company") operates through three wholly-owned subsidiaries: CXR Telcom Corporation ("CXR Telcom"), CXR Anderson Jacobson, formerly CXR, S.A.S. ("CXR-AJ") and XET Corporation, formerly XIT Corporation ("XET"). XET and its subsidiaries design, develop, manufacture and market digital and rotary switches and power supplies and subsystem assemblies. CXR Telcom and CXR-AJ design, develop, manufacture and market network access and transmission products and communications test equipment. The Company conducts its operations out of various facilities in the United States, England, France and Japan and organizes itself in two product line segments: electronic components and communications equipment.

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

         The unaudited condensed consolidated financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the Company's financial position as of September 30, 2003 and December 31, 2002 and the Company's results of operations and cash flows for the related interim periods ended September 30, 2003 and 2002. However, these results are not necessarily indicative of results for any other interim period or for the year ending December 31, 2003. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements included in its 2002 annual report on Form 10-K.

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

                          MICROTEL INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)


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

         The following table sets forth the net income (loss), net income (loss) available for common stockholders and earnings (loss) per share amounts for the periods presented as if the Company had elected the fair value method of accounting for stock options for all periods presented:

                                              Three Months Ended         Nine Months Ended
                                                 September 30,             September 30,
                                           ------------------------   -----------------------
                                                2003          2002        2003         2002
                                                ----          ----        ----         ----
                                                 (in thousands, except per share amounts)
Net income (loss)
       As reported                         $      504    $    (330)   $     907    $    (774)
       Pro forma                           $      494    $    (332)   $     873    $    (792)

Net income (loss) available for
   common stockholders (less
   accretion of preferred stock)
       As reported                         $      504    $    (333)   $     902    $    (783)
       Pro forma                           $      494    $    (335)   $     868    $    (801)

Basic earnings (loss) per share
       As reported                         $     0.02    $   (0.02)   $     0.04   $   (0.04)
       Pro forma                           $     0.02    $   (0.02)   $     0.04   $   (0.04)

Diluted earnings (loss) per share
       As reported                         $     0.02    $   (0.02)   $     0.04   $   (0.04)
       Pro forma                           $     0.02    $   (0.02)   $     0.04   $   (0.04)

         The above calculations include the effects of all grants in the periods presented. Because options often vest over several years and additional awards are made each year, the results shown above may not be representative of the effects on net income (loss) in future periods. The calculations were based on a Black-Scholes pricing model with the following assumptions: no dividend yield; expected volatility of 93%; risk-free interest rate of 2%-3%; expected lives of 7 years for all periods presented.

                          MICROTEL INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)


(2)      EARNINGS (LOSS) PER SHARE

         The following table illustrates the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

                                               Three Months Ended         Nine Months Ended
                                                  September 30,             September 30,
                                             ----------------------     ----------------------
                                                2003         2002          2003         2002
                                             ---------    ---------     ---------    ---------
                                                  (in thousands, except per share amounts)
NUMERATOR:
Net income (loss)                            $    504     $   (330)     $    907     $   (774)

Less:  accretion of the excess of the
       redemption value over the
       carrying value of redeemable
       preferred stock                             --            3             5            9
                                             ---------    ---------     ---------    ---------

Income (loss) attributable to common
   stockholders                              $    504     $   (333)     $    902     $   (783)
                                             =========    =========     =========    =========

DENOMINATOR:
Weighted average number of common shares
   outstanding during the period               23,428       21,506        22,280       21,104

Incremental shares from assumed
   exercises or conversions of warrants,
   options and preferred stock                    470           --         1,324           --
                                             ---------    ---------     ---------    ---------

Adjusted weighted average shares               23,898       21,506        23,604       21,104
                                             =========    =========     =========    =========

Basic earnings (loss) per share              $   0.02     $  (0.02)     $   0.04     $  (0.04)
                                             =========    =========     =========    =========

Diluted earnings (loss) per share            $   0.02     $  (0.02)     $   0.04     $  (0.04)
                                             =========    =========     =========    =========

         The computation of diluted loss per share for the three and nine-months ended September 30, 2002 excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants because their effect was antidilutive due to losses incurred by the Company or because such instruments had exercise prices greater than the average market price of the common shares during the periods presented. As of September 30, 2002, there were no shares of common stock underlying options and warrants that were anti-dilutive and 6,000 shares of common stock underlying shares of convertible preferred stock.

                          MICROTEL INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)


(3)      INVENTORIES

         Inventories consist of the following.

                                       September 30, 2003      December 31, 2002
                                       ------------------      -----------------

   Raw materials                           $2,443,000              $2,904,000

   Work-in-process                          2,424,000               2,988,000

   Finished goods                           1,792,000               1,613,000
                                           -----------             -----------
                                           $6,659,000              $7,505,000
                                           ===========             ===========

(4)      REPORTABLE SEGMENTS

         The Company has two reportable segments: electronic components and communications equipment. The electronic components segment operates in the United States, European and Asian markets and designs, manufactures and markets digital and rotary switches, subsystem assemblies and power supplies. The communications equipment segment operates principally in the United States and European markets and designs, manufactures and distributes networking and voice and data transmission equipment and communications test instruments.

         The Company evaluates performance based upon profit or loss from operations before income taxes, exclusive of nonrecurring gains and losses. The Company accounts for intersegment sales at prices negotiated between the individual segments. There were no intersegment sales during the nine-month periods ended September 30, 2003 and 2002.

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

         There were no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the amounts disclosed in the Company's audited consolidated financial statements included in its 2002 annual report on Form 10-K. Selected financial data for each of the Company's operating segments is shown below:

                                     Nine months ended     Nine months ended
                                     September 30, 2003    September 30, 2002
                                     ------------------    ------------------
Sales to external customers:
      Electronic Components             $ 12,251,000          $  9,899,000
      Communications Equipment             6,671,000             6,803,000
                                        -------------         -------------
                                        $ 18,922,000          $ 16,702,000
                                        =============         =============

Segment pretax profits (losses)
      Electronic Components             $  2,729,000          $  1,942,000
      Communications Equipment                34,000            (1,211,000)
                                        -------------         -------------
                                        $  2,763,000          $    731,000
                                        =============         =============

                          MICROTEL INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)


                                       September 30, 2003     December 31, 2002
                                       ------------------     -----------------
Segment assets
      Electronic Components                $ 9,023,000           $ 9,445,000
      Communications Equipment               6,725,000             6,773,000
                                           ------------          ------------
                                            15,748,000           $16,218,000
                                           ============          ============

         The following is a reconciliation of the reportable segment income
(loss) and assets to the Company's consolidated totals:

                                                   Nine months ended     Nine months ended
                                                   September 30, 2003    September 30, 2002
                                                   ------------------    ------------------
Pretax Income
   Total income for reportable segments               $ 2,763,000           $   731,000
   Unallocated amounts:
      Unallocated general corporate expenses            1,620,000             1,497,000
                                                      ------------          ------------
   Consolidated income (loss) before
      income taxes                                    $ 1,143,000           $  (766,000)
                                                      ============          ============


                                                   September 30, 2003    December 31, 2002
                                                   ------------------    -----------------
Assets
   Total assets for reportable segments               $15,748,000           $16,218,000
   Other assets                                           240,000               568,000
                                                      ------------          ------------
Total consolidated assets                             $15,988,000           $16,786,000
                                                      ============          ============

(5)      NEW CXR-AJ CREDIT FACILITY

         As of September 30, 2003, CXR-AJ, based in France, had credit facilities with several lenders with balances totaling up to approximately $852,000 in the aggregate. Each credit facility has a specified repayment term. However, each lender has the right to demand payment in full at any time prior to the scheduled maturity date of a particular credit facility. Because CXR-AJ experienced a substantial reduction in revenue in 2002, some of its lenders made reductions in the total available credit. Banque Hervet reduced availability to $78,000 from $159,000 effective December 31, 2002. On February 10, 2003, Societe Generale notified CXR-AJ that CXR-AJ had to pay back its credit line balance by April 30, 2003. Societe Generale agreed to an alternative pay back schedule for the full balance owed as of March 31, 2003 so that $54,000 was due by May 31, 2003 and another $54,000 was due by June 30, 2003. The overdraft loan from Societe Generale has been paid off in accordance with the bank's demand.

                          MICROTEL INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)


         On April 8, 2003, CXR-AJ obtained a credit facility from IFN Finance, a subsidiary of the global Dutch ABN AMRO Holdings N.V. financial institution. The new credit line is for a maximum of $1,398,000, based on the exchange rate in effect at September 30, 2003 for the conversion of euros into United States dollars. This is an increase over the total of credit lines that CXR-AJ has with its other banks. The IFN Finance facility will replace the several smaller credit lines. The IFN Finance facility is secured by accounts receivable and carries an annual interest rate of 1.6 percentage points above the French "T4M" rate. The French T4M rate was 2.1% as of August 31, 2003. Funds that become available under the new IFN Finance credit line as new accounts receivables develop are being used to retire the existing CXR-AJ debt.

(6)      NEW ACCOUNTING PRONOUNCEMENTS

         New accounting pronouncements are discussed under the heading "Impacts of New Accounting Pronouncements" beginning on page 15 of this report.

(7)      INCOME TAXES

         The effective tax rate for the three-month period ended September 30, 2003 differed from the United States federal statutory rate due to the fact that the majority of taxes accrued were at U.K. tax rates on U.K. source income. Also, the Company has domestic net operating losses to offset most of its 2003 United States tax liabilities. The Company previously provided a 100% valuation allowance for the available domestic net operating losses.

(8)      PREFERRED STOCK CONVERSIONS

         During the three months ended September 30, 2003, holders of Series B Preferred Stock converted 592.6 shares of Series B Preferred Stock into 5,926 shares of common stock. Each share of Series B Preferred Stock was convertible into 10 shares of common stock.

(9)      GOODWILL

         The balance of goodwill on the Company's balance sheet fluctuates from period to period due to the application of foreign currency translation to United States dollars in calculating the balance of goodwill of our foreign subsidiaries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and notes to financial statements included elsewhere in this report. This report and our unaudited condensed consolidated financial statements and notes to financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

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

OVERVIEW

         Through our three wholly-owned operating subsidiaries, XET Corporation ("XET"), CXR Telcom Corporation ("CXR Telcom") and CXR Anderson Jacobson ("CXR-AJ"), and through the divisions and subsidiaries of those subsidiaries, we design, develop, manufacture, assemble, and market products and services in the following two material business segments:

         o        Electronic Components

                  --   digital and rotary switches

                  --   electronic power supplies

                  --   subsystem assemblies

         o        Communications Equipment

                  --   network access and transmission products

                  --   communications test instruments

         Our sales are primarily in North America, Europe and Asia. Revenues are recorded when products are shipped if shipped FOB shipping point or when received by the customer if shipped FOB destination.

         Sales to customers in the electronic components segment, primarily to defense and aerospace customers, defense contractors and industrial customers, were 59.1%, 46.1% and 44.1% of our total net sales for the years 2002, 2001 and 2000, respectively, and 64.7% of our total net sales during the nine months ended September 30, 2003. Sales of communications equipment and related services, primarily to telecommunications equipment customers, were 40.9%, 53.9% and 55.8% of our total net sales during 2002, 2001 and 2000, respectively, and 35.3% of our total net sales during the nine months ended September 30, 2003.

         We experienced a 37.2% decline in our communications equipment segment sales during 2002. We believe this decline primarily was due to a general business downturn experienced by many of our telecommunications customers, the disruption caused by the French political elections in 2002 and our decision to discontinue the resale in Europe of test equipment not manufactured by us. As a result of the general business downturn, we experienced significant reductions in sales and gross profit as well as changes in our product mix. Consequently, we shifted our overall focus toward growing our electronic components business. However, we also plan to continue working to improve the growth and performance of our communications equipment business, particularly customer premises network access and transmission products.

         During the nine months ended September 30, 2003, our electronic components segment improved its sales and profits as compared to the nine months ended September 30, 2002. Our communications equipment segment reported an operating profit in the nine months ended September 30, 2003 as compared to an operating loss in the comparable prior year period. The improvement was related to CXR-AJ, which serves mainly our telecommunications customer premises equipment in Europe and the United States. CXR-AJ's 18.8% increase in sales was more than completely offset by a 32.5% decline in sales at CXR Telcom in Fremont, California. CXR Telcom mainly sells to telecommunications carrier companies in the United States but also has begun marketing and selling to non-telecommunications customers such as electric utilities, construction contractors and government agencies. In the first half of 2003, we reduced costs at CXR Telcom by laying off a substantial portion of its work force and began to increase our sources of test equipment components from Asian manufacturers that produce the components for lower prices than we previously paid to our former suppliers.

         We have reduced costs in our communications equipment segment and lowered the breakeven point both in our United States and French operations through various cost-cutting methods, such as using Asian contract manufacturers, reducing facility rent expense and downsizing our administrative office in Paris, France. These cost-cutting efforts have improved our bottom line performance in this segment. However, we cannot predict the duration or severity of the telecommunications market downturn or the extent to which the downturn will continue to negatively affect our ability to sell our products and services to customers in the telecommunications industry. A further reduction in sales would reduce our accounts receivable balances, which in turn would adversely affect our financial position by reducing cash availability under our lines of credit.

CRITICAL ACCOUNTING POLICIES

         Our significant accounting policies are described in the notes to the audited consolidated financial statements that are included in our annual report on Form 10-K for the year ended December 31, 2002. We believe our most critical accounting policies include inventory valuation, foreign currency translation and goodwill impairment.

     INVENTORY VALUATION

         We value our inventory at the lower of the actual cost to purchase or manufacture the inventory and the current estimated market value of the inventory. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next twelve months. Demand for our products can fluctuate significantly. A significant increase in the demand for our products could result in a short-term increase in the quantity of inventory purchases, while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand.

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

     FOREIGN CURRENCY TRANSLATION

         We have foreign subsidiaries that together accounted for 62.1% of our net revenues, 72.3% of our assets and 74.7% of our total liabilities as of and for the year ended December 31, 2002, and 69.8% of our net revenues, 73.6% of our assets and 73.9% of our total liabilities as of and for the nine months ended September 30, 2003.

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

         Based on our assessment of the factors discussed above, we consider the functional currency of each of our international subsidiaries to be each subsidiary's local currency. Accordingly we had cumulative translation losses of $597,000 and $236,000 that were included as part of accumulated other comprehensive loss within our balance sheets at December 31, 2002 and September 30, 2003, respectively. During the year ended December 31, 2002 and the nine months ended September 30, 2003, we recorded translation adjustments of gains of approximately $446,000 and $361,000, respectively.

         If we had determined that the functional currency of our subsidiaries was United States dollars, these gains or losses would have decreased or increased our loss for the year ended December 31, 2002 and our net profit for the nine months ended September 30, 2003. The magnitude of these gains or losses depends upon movements in the exchange rates of the foreign currencies in which we transact business as compared to the value of the United States dollar. These currencies include the euro, the British pound and the Japanese yen. Any future translation gains or losses could be significantly higher than those we recorded for the year ended December 31, 2002 and the nine months ended September 30, 2003.

     IMPAIRMENT OF GOODWILL

         We periodically evaluate acquired businesses for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses.

         In assessing potential impairment of goodwill, we consider these factors as well as forecasted financial performance of the acquired businesses. If forecasts are not met, we may have to record additional impairment charges not previously recognized. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of those respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets that were not previously recorded. On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," or SFAS No. 142, and were required to analyze our goodwill for impairment issues by June 30, 2002, and then at least annually after that date. At December 31, 2002 and September 30, 2003, we recorded goodwill of $2,346,000 and $2,375,000, respectively (net of accumulated amortization of $1,050,000 and $1,056,000, respectively). However, during the year ended December 31, 2002 and the nine months ended September 30, 2003, we did not record any impairment losses related to goodwill and other intangible assets.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

         The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of total net sales:

                                                                           Three Months Ended
                                                                             September 30,
                                                                  ----------------------------------
                                                                       2003              2002
                                                                  ---------------    ---------------
         Net sales...........................................          100.0%             100.0%
         Cost of sales.......................................           57.7               63.9
                                                                  ---------------    ---------------
         Gross profit........................................           42.3               36.1
         Selling, general and administrative
           expenses..........................................           29.8               36.3
         Engineering and product development
           expenses..........................................            3.6                4.2
                                                                  ---------------    ---------------
         Operating income....................................            8.9               (4.4)
         Interest expense....................................           (1.6)              (2.0)
         Other income (expense)..............................            1.0               (1.0)
                                                                  ---------------    ---------------
         Income (loss) before income tax expense.............            8.3               (7.4)
         Income tax expense..................................            0.4               (1.7)
                                                                  ---------------    ---------------
         Net income (loss) ..................................            7.9               (5.7)%
                                                                  ===============    ===============

         NET SALES. Net sales for the three months ended September 30, 2003 increased by $656,000 (11.4%) to $6,420,000 as compared to $5,764,000 for the three months ended September 30, 2002.

         Net sales of our electronic components for the three months ended September 30, 2003 increased by $1,005,000 (29.6%) to $4,402,000 as compared to $3,397,000 for the three months ended September 30, 2002. Net sales of power supplies by XCEL Corporation, Ltd., our U.K. subsidiary that manufactures power supplies and wound components, for the three months ended September 30, 2003 increased by $853,000 (49.5%) to $2,577,000 as compared to $1,724,000 for the three months ended September 30, 2002 due to an increase in the number of products shipped under long-term programs. However, we anticipate that sales of power supplies in 2004 will decline from 2003 levels based on expected timing of shipments. Sales of digital switches manufactured by our Digitran Division for the three months ended September 30, 2003 increased by $223,000 (17.7%) to $1,483,000 as compared to $1,260,000 for the three months ended September 30, 2002. The increase in sales of digital switches was a result of increased orders, which we believe was primarily due to increases in sales of spare parts and increased demand due to the war in Iraq. XET's Digitran Division recently introduced a new standard rotary switch and a Very Low Profile(R) rotary switch, patent pending, that management expects to be additive to switch sales in 2004 and beyond. Sales of electronic subsystem assemblies were $156,000 as compared to $320,000 in the quarter ended September 30, 2002 because of the completion of a major contract.

         Net sales of our communications equipment products and services for the three months ended September 30, 2003 decreased by $349,000 (14.7%) to $2,018,000 as compared to $2,376,000 for the comparable prior year period. CXR-AJ produces all of our transmission products and network access equipment. Net sales of transmission products and network access equipment produced by CXR-AJ for the three months ended September 30, 2003 decreased by $120,000 (10.1%) to $1,069,000 as compared to $1,189,000 for the three months ended September 30, 2002.

         Test equipment net sales for the three months ended September 30, 2003 decreased by $92,000 (12.2%) to $663,000 as compared to $755,000 for the three months ended September 30, 2002, which was primarily due to CXR-AJ's discontinuation of its resales of test equipment in Europe in November 2002. Net sales of our CXR HALCYON 704 series field test equipment decreased by $27,000 (4.1%) to $638,000 as compared to $665,000 for the three months ended September 30, 2002. We have begun to receive orders for our test equipment from certain non-telecom customers, such as electric utilities, construction contractors and government agencies, as a result of our efforts to expand our markets.

         We believe that many of the United States telecom customers that CXR Telcom serves built networks to handle an anticipated demand for voice and data traffic that has not yet occurred. Consequently, many of these customers reduced their purchasing budgets for 2002 and 2003. Although we have seen recent improvement in orders at CXR Telcom, we do not know if such improvement will be a continuing trend or only a temporary change.

         GROSS PROFIT. Gross profit as a percentage of total net sales increased to 42.3% for the three months ended September 30, 2003 as compared to 36.2% for the comparable period in 2002. In dollar terms, total gross profit increased by $631,000 (30.3%) to $2,715,000 as compared to $2,084,000 for the three months ended September 30, 2002.

         Gross profit for our electronic components segment increased in dollar terms by $479,000 (37.2%) to $1,767,000 for the three months ended September 30, 2003 as compared to $1,288,000 for the three months ended September 30, 2002, and increased as a percentage of related net sales to 40.1% for the three months ended September 30, 2003 from 37.9% for the three months ended September 30, 2002. This increase was primarily due to a higher margin product mix of digital switch sales. However, gross profit as a percentage net sales of digital switches by XET's Digitran Division improved to 67.0% during the third quarter of 2003 as compared to 58.5% in the comparable prior year period. Power supplies, which are produced by XCEL Power Systems Ltd. in the U.K., had a lower gross margin of 25% in the current year period due to product mix as compared to the 29% gross margin in the third quarter of 2002, although in dollars terms the actual gross margin on these products increased to $682,000 in the current year period as compared to $414,000 in the prior year period.

         Gross profit for our communications equipment segment increased in dollar terms by $153,000 (19.2%) to $949,000 for the three months ended September 30, 2003 as compared to $796,000 for the comparable period in 2002, and increased as a percentage of net sales to 47.0% for the three months ended September 30, 2003 from 33.7% for the three months ended September 30, 2002. The increase in gross profit as a percentage of net sales primarily was due to the cost reductions at both CXR Telcom and CXR-AJ. These cost reductions were the primary reason that both of our communications equipment subsidiaries had an increase in gross margin in dollar terms and as percentages of net sales.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended September 30, 2003 decreased by $178,000 (8.5%) to $1,916,000 as compared to $2,094,000 for the three months ended September 30, 2002. Selling, general and administrative expenses decreased as a percentage of total net sales, to 29.8% of net sales during the three months ended September 30, 2003 from 36.3% of net sales during the comparable period in 2002. The decrease in these expenses was due primarily to administrative staff reductions.

         ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses consist primarily of research and product development activities of our communications equipment segment and XET's Digitran Division. These expenses remained relatively constant at $230,000 for the three months ended September 30, 2003 as compared to $242,000 for the three months ended September 30, 2002.

         OTHER INCOME AND EXPENSE. Interest expense decreased by $15,000 (12.6%) to $104,000 for the three months ended September 30, 2003 from $119,000 for the three months ended September 30, 2002 due to lower balances on our credit facilities. Other income was $65,000 for the three months ended September 30, 2003 as compared to other expense of $56,000 for the three months ended September 30, 2002 primarily due to gain on exchange rates.

         INCOME TAX EXPENSE (BENEFIT). Income tax expense for the three months ended September 30, 2003 was $26,000 as compared to a $97,000 tax benefit for the comparable prior year period. The majority of the change related to the recording by XCEL Power Systems of a provision for U.K. income tax that was required because XCEL Power Systems is expected to produce greater taxable income for 2003 than in 2002 and has consumed its net operating loss carryforwards.

         NET INCOME (LOSS). Net income improved by $834,000 (253%) to $504,000 for the three months ended September 30, 2003 as compared to a $330,000 net loss for the comparable prior year period. The largest contributions to this positive change were the increases in net sales of XCEL Power Systems, which improved its operating profits by $282,000, and reduced operating costs at CXR Telcom, which improved its profits by $252,000.

     NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

         The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of total net sales:

                                                                       Nine Months Ended
                                                                         September 30,
                                                            --------------------------------------
                                                                   2003                2002
                                                            -----------------     ----------------
         Net sales.........................................       100.0%               100.0%
         Cost of sales.....................................        59.4                 63.3
                                                             ----------------     ----------------
         Gross profit......................................        40.6                 36.7
         Selling, general and administrative
           expenses........................................        29.2                 34.9
         Engineering and product development
           expenses........................................         3.7                  4.4
                                                             ----------------     ----------------
         Operating income (loss)...........................         7.7                 (2.6)
         Interest expense..................................        (1.7)                (1.8)
         Other income (expense)............................                             (0.2)
                                                             ----------------     ----------------
         Income (loss) before income tax expense...........         6.0                 (4.6)
         Income tax expense................................         1.2                   --
                                                             ----------------     ----------------
         Net income (loss).................................         4.8                 (4.6)%
                                                             ================     ================

         NET SALES. Net sales for the nine months ended September 30, 2003 increased by $2,220,000 (13.3%) to $18,922,000 as compared to $16,702,000 for the nine months ended September 30, 2002.

         Net sales of our electronic components for the nine months ended September 30, 2003 increased by $2,353,000 (23.8%) to $12,251,000 as compared to
$9,899,000 for the nine months ended September 30, 2002. Net sales of power supplies by XCEL Corporation, Ltd. for the nine months ended September 30, 2003 increased by $2,418,000 (48.3%) to $7,429,000 as compared to $5,011,000 for the nine months ended September 30, 2002 due to an increase in the number of products shipped under long-term programs. However, we anticipate that sales of power supplies in 2004 will decline from 2003 levels based on expected timing of shipments. Sales of digital switches manufactured by our Digitran Division for the nine months ended September 30, 2003 increased by $583,000 (16.2%) to $4,180,000 as compared to $3,597,000 for the nine months ended September 30, 2002. The increase in sales of digital switches was primarily a result of increases in orders for spare parts that we believe was mainly due to the war in Iraq. Sales of electronic subsystem assemblies were $266,000 in the current period as compared to $982,000 in the first nine months of 2002 due to the completion of a contract in 2002. XET's Digitran Division recently introduced a new standard rotary switch and a patent pending Very Low Profile(R) rotary switch that management expects will be additive to switch sales in 2004 and beyond.

         Net sales of our communications equipment products and services for the nine months ended September 30, 2003 decreased slightly by $132,000 (1.9%) to $6,671,000 as compared to $6,803,000 for the nine months ended September 30, 2002. The decrease was the result of a $763,000 improvement in sales by CXR-AJ of network access and transmission equipment products and services, which was offset by a $895,000 decline in sales of test equipment by CXR-AJ and CXR Telcom. We decided to terminate the resale of test equipment by CXR-AJ in 2002 and now have only residual sales of these products. Network access and transmission equipment sales for the nine months ended September 30, 2003 increased by $370,000 (9.1%) to $4,453,000 as compared to $4,083,000 for the prior year period. Test equipment net sales for the nine months ended September 30, 2003 decreased by $788,000 (33.4%) to $1,571,000 as compared to $2,359,000 for the nine months ended September 30, 2002. The sales decrease resulted from a reduction in orders from telecommunication customers in the United States, which we believe was primarily due to the weak telecom market and CXR-AJ's discontinuation of test equipment resales.

         CXR-AJ produces all of our transmission products and network access equipment. Total net sales by CXR-AJ, including both test equipment and networking and transmission equipment, increased by $763,000 (18.8%) to $4,815,000 as compared to $4,052,000 for the nine months ended September 30, 2002. This sales increase was achieved even though we terminated the resale of test equipment in Europe at the end of 2002 and despite slower sales in 2002 that management believes were caused by the French business slowdown associated with the French political elections.

         Net sales of our CXR HALCYON 704 series field test equipment decreased by $215,000 (13.8%) to $1,338,000 as compared to $1,553,000 for the nine months ended September 30, 2002 primarily due to the poor telecom market. The CXR HALCYON product line experienced a decrease in sales mainly due to the reduction in the capital expenditures of telecommunications service providers. The service providers released their capital budgets later in the year and at reduced levels. We have responded to this industry downturn by reducing costs and developing a strategy to seek new business in other industries that are not suffering from the telecommunications downturn, such as utilities, construction and government.

         We believe that many of the United States telecom customers that CXR Telcom serves built networks to handle an anticipated demand for voice and data traffic that has not yet occurred. Consequently, many of these customers reduced their purchasing budgets for 2002 and 2003. This has had a negative impact on CXR Telcom's sales. Although we have seen a recent improvement in orders at CXR Telcom, we do not know if such improvement will be a continuing trend or only a temporary change.

         GROSS PROFIT. Gross profit as a percentage of total net sales increased to 40.6% for the nine months ended September 30, 2003 as compared to 36.7% for the comparable period in 2002. In dollar terms, total gross profit increased by $1,562,000 (25.5%) to $7,685,000 as compared to $6,123,000 for the nine months ended September 30, 2002.

         Gross profit for our electronic components segment increased in dollar terms by $1,043,000 (27.3%) to $4,863,000 for the nine months ended September 30, 2003 as compared to $3,820,000 for the nine months ended September 30, 2002, and increased as a percentage of related net sales to 39.7% for the nine months ended September 30, 2003 from 38.6% for the nine months ended September 30, 2002. This increase primarily was the result of increases in the profit margins of both digital switches and power supplies due to changes in product mix for XET's Digitran Division switch production operations and increased production due to higher sales volumes lowering per unit costs and product mix for XCEL Power Systems' U.K. power supply production operations.

         Gross profit for our communications equipment segment increased in dollar terms by $520,000 (22.6%) to $2,823,000 for the nine months ended September 30, 2003 as compared to $2,303,000 for the comparable period in 2002, and increased as a percentage of net sales to 42.3% for the nine months ended September 30, 2003 from 33.8% for the nine months ended September 30, 2002. The increase in gross profit as a percentage of net sales primarily was due to the increase in sales due primarily to increased gross margins at both CXR-AJ and CXR Telcom. CXR-AJ and CXR Telcom increased their gross margins as a percent of sales to 43.1% and 40.3% from 33.3% and 34.6%, respectively due to cost reductions and higher sales at CXR-AJ.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the nine months ended September 30, 2003 decreased by $282,000 (4.9%) to $5,532,000 as compared to $5,814,000 for the nine months ended September 30, 2002. Selling, general and administrative expenses also decreased as a percentage of total net sales, to 29.2% of net sales during the nine months ended September 30, 2003 from 34.8% of net sales during the comparable period in 2002. Selling expenses were reduced by $215,000 in our communications equipment segment due to lower commissions on lower sales and due to cost reductions, and administrative costs were reduced by $378,000 in our communications equipment segment primarily due to staff reductions at CXR Telcom and CXR-AJ. These reductions were partially offset by a $185,000 increase in sales and administrative expenses of the electronic components segment due to support needed for higher sales volumes and a $125,000 increase in corporate administrative expenses primarily due to increased wage accruals and investment banker fees for acquisition services.

         ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses consist primarily of research and product development activities of our communications equipment segment and XET's Digitran Division. These expenses decreased by $42,000 (5.7%) to $697,000 for the nine months ended September 30, 2003 as compared to $739,000 for the nine months ended September 30, 2002 due primarily to cost reductions in the communication equipment segment.

         OTHER INCOME (EXPENSE). Interest expense increased by $14,000 (4.6%) to $317,000 for the nine months ended September 30, 2003 from $303,000 for the nine months ended September 30, 2002 generally due to higher average debt balances at XCEL Power Systems. Other income was $4,000 for the nine months ended September 30, 2003 as compared to other expense of $33,000 for the nine months ended September 30, 2002 primarily due to foreign currency gains.

         INCOME TAX EXPENSE. Income tax expense for the nine months ended September 30, 2003 was $236,000 as compared to $8,000 for the comparable prior year period. The majority of the increase related to the recording by XCEL Power Systems of a provision for U.K. income tax that was required because XCEL Power Systems is expected to produce greater taxable income for 2003 than in 2002 and has consumed its net operating loss carryforwards.

         NET INCOME (LOSS). The net income for the nine months ended September 30, 2003 was $907,000 as compared to the net loss of $774,000 for the nine months ended September 30, 2002, an improvement of $1,681,000 or 217%. The largest contributions to this positive change were the $1,190,000 and $821,000 increases in operating income of CXR-AJ and XCEL Power Systems, respectively, due to increased sales and reduced costs of CXR-AJ and increased sales by XCEL Power Systems. We continue to closely monitor costs throughout our operations and have reduced costs through staffing reductions in our communications equipment operations in the United States and France and through various other cost-cutting methods, such as using contract manufacturers, reducing facility rent expense and phasing out our administrative office in Paris, France. These actions have substantially reduced the sales volume required to create profitability at both CXR Telcom and CXR-AJ.

LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended September 30, 2003 and the year ended December 31, 2002, we funded our operations primarily through revenue generated from our operations and through our lines of credit with Wells Fargo Business Credit, Inc. and various foreign banks. As of September 30, 2003, we had working capital of $5,245,000, which represented an increase of $1,284,000 (32.4%) over working capital of $3,961,000 at December 31, 2002. Also, at September 30, 2003, we had an accumulated deficit of $18,141,000, an accumulated other comprehensive loss of $236,000, cash and cash equivalents of $605,000, and $4,923,000 of accounts receivable. As of December 31, 2002, we had an accumulated deficit of $19,042,000, an accumulated other comprehensive loss of $597,000, cash and cash equivalents of $254,000, and $5,356,000 of accounts receivable.

         Cash provided by our operating activities totaled $1,058,000 for the nine months ended September 30, 2003, an improvement of $925,000 (695.5%) as compared to cash provided by our operating activities of $133,000 for the nine months ended September 30, 2002. This increase in cash provided by operations during the nine months ended September 30, 2003 primarily resulted from generation of net income as compared to our recording of a net loss in the comparable prior year period, and the reduction of inventory levels, which were partially offset with reductions in accounts payable

         Cash used in our investing activities totaled $17,000 for the nine months ended September 30, 2003 as compared to $90,000 used in our investing activities for the nine months ended September 30, 2002. Included in the results for the nine months ended September 30, 2003 are $42,000 of fixed asset purchases.

         Cash used in our financing activities totaled $1,050,000 for the nine months ended September 30, 2003 as compared to $688,000 of cash used in our financing activities for the nine months ended September 30, 2002, due to repayments of bank debt in both the current and prior year periods.

         On August 16, 2000, our subsidiaries, CXR Telcom and XET, together with MicroTel acting as guarantor, obtained a credit facility extension from Wells Fargo Business Credit, Inc. In April 2002, the maturity date of the facility was extended by two years to August 16, 2005. Since April 17, 2002, the facility has provided for a revolving loan of up to $3,000,000 secured by inventory and accounts receivable and a term loan in the amount of $687,000 secured by machinery and equipment. On September 30, 2003, the interest rate was the prime rate (then 4%) plus 1%, subject to a minimum interest charge of $13,500 per month. The balance outstanding at September 30, 2003 was $917,000 on the revolving loan and $132,000 on the term loan, and we had available to us $4,000 of additional borrowings under the revolving loan. The credit facility contains restrictive financial covenants that are set by mutual agreement each year. At September 30, 2003, we were in compliance with these covenants, which include a minimum net income covenant and a minimum debt service ratio to be measured quarterly. The credit facility also contains an annual net worth covenant.

         As of September 30, 2003, our foreign subsidiaries had credit facilities, including lines of credit and term loans, with Venture Finance PLC, a subsidiary of the global Dutch ABN AMRO Holdings N.V. financial institution, in England, Banc National de Paris, Banque Hervet and IFN Finance, a subsidiary of ABN AMRO Holdings, N.V., in France, and Johan Tokyo Credit Bank and Johnan Shinkin Bank in Japan. At September 30, 2003, the balances outstanding under our U.K., France and Japan credit facilities were $1,506,000, $852,000 and $76,000, respectively.

         XCEL Japan Ltd. , or XJL, obtained a term loan on November 29, 2002 from the Johnan Shinkin Bank. The loan is amortized over five years and carries an annual interest rate of 3.25%. The balance of the loan as of September 30, 2003 was $76,000 using the exchange rate in effect at that date for conversion of Japanese yen into United States dollars.

         Our U.K. subsidiary, XCEL Power Systems, obtained a credit facility with Venture Finance PLC as of November 12, 2002. This credit facility expires on November 15, 2005. Using the exchange rate in effect at September 30, 2003 for the conversion of British pounds into United States dollars, the facility is for a maximum of $2,490,000 and includes a $581,000 unsecured cash flow loan, a $133,000 term loan secured by fixed assets and the remainder is a loan secured by accounts receivable and inventory. The interest rate is the base rate of Venture Finance PLC (4% at September 30, 2003) plus 2%, and is subject to a minimum rate of 4% per annum. There are no financial performance covenants applicable to this credit facility.

         As of September 30, 2003, CXR-AJ had credit facilities with several lenders with balances totaling up to approximately $852,000 in the aggregate. Each credit facility has a specified repayment term. However, each lender has the right to demand payment in full at any time prior to the scheduled maturity date of a particular credit facility. Because CXR-AJ has experienced a substantial reduction in revenue in 2002, some of its lenders have made reductions in the total available credit. Banque Hervet reduced availability to $78,000 from $159,000 effective December 31, 2002. On February 10, 2003, Societe Generale notified CXR-AJ that CXR-AJ had to pay back its credit line balance by April 30, 2003. Societe Generale agreed to an alternative pay back schedule for the full balance owed as of March 31, 2003 so that $54,000 was due by May 31, 2003 and another $54,000 was due by June 30, 2003. The overdraft loan from Societe Generale has been paid off in accordance with the bank's demand.

         On April 8, 2003, CXR-AJ obtained a credit facility from IFN Finance, a subsidiary of ABN AMRO Holdings N.V. The new credit line is for a maximum of $1,398,000, based on the exchange rate in effect at September 30, 2003 for the conversion of euros into United States dollars. This is an increase over the total of credit lines that CXR-AJ has with its other banks. The IFN Finance facility will replace the several smaller credit lines. The IFN Finance facility is secured by accounts receivable and carries an annual interest rate of 1.6 percentage points above the French "T4M" rate. The French T4M rate was 2.1% as of August 31, 2003. Funds that become available under the new IFN Finance credit line as new accounts receivables develop are being used to retire the existing CXR-AJ debt.

         Our backlog was $8,785,000 as of September 30, 2003 as compared to $13,516,000 as of September 30, 2002. The reduction in backlog was primarily due to substantial shipments by XCEL Power Systems in the U.K. Our backlog as of September 30, 2003 was 96.1% related to our electronic components business, which business tends to provide us with long lead-times for our manufacturing processes due to the custom nature of the products, and 3.9% related to our communications equipment business, which business tends to deliver standard products from stock as orders are received. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

         During the nine months ended September 30, 2003, 64.7% and 35.3% of our total net sales were generated by our electronic components segment and communications equipment segment, respectively. We experienced a 1.9% decrease in our communications equipment segment sales for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. This decrease was primarily composed of a 32.5% decline in sales of test equipment. The test equipment decline was due to our discontinuation of test equipment resales in Europe and the general telecommunications downturn in the United States. Based on recent orders received, it appears to our management that the worst of the telecommunication downturn and its effect on the test equipment market has passed. However, a further reduction in sales could reduce our total accounts receivable balances, which in turn would have an adverse effect on our financial position by reducing the amount of cash available under our lines of credit.

         We took various actions to reduce costs in 2002. These actions were intended to reduce the cash outlays of our telecommunications equipment segment to match its revenue rate. Also, in February 2003, we reduced the staffing level by 50% at CXR Telcom, which we estimate has reduced costs at an annualized rate of approximately $360,000. This savings is in addition to the approximate $325,000 annualized savings we have begun to realize from moving CXR Telcom into a lower cost facility in November 2002. We also have contracted with Asian manufacturers for production of test equipment components at lower prices than we previously paid to our former suppliers and have received shipments of quality components from these new suppliers.

         The following table outlines payments due from us or our subsidiaries under our lines of credit and other significant contractual obligations over the next five years, exclusive of interest. The symbol "P" represents the prime rate, and the symbol "B" represents the lender's base rate.

                                                      PAYMENTS DUE BY PERIOD
                                                      ----------------------
                                                          (IN THOUSANDS)
        CONTRACTUAL
       OBLIGATIONS AT                                                                   THERE-
     SEPTEMBER 30, 2003           2003        2004       2005       2006       2007     AFTER       TOTAL
  ---------------------------   -------     -------    -------    -------    -------    -------    -------
  Line of Credit (Domestic)     $  917      $   --     $   --     $   --     $   --     $   --     $  917

     Average Interest Rate      P+1%

  Line of Credit (U.K.)         $  826      $   --     $   --     $   --     $   --     $   --     $  826

     Average Interest Rate      B+2%

  Overdraft (France)            $  761      $   --     $   --     $   --     $   --     $   --     $  761

     Average Interest Rate      5.2%-7.2%

  Term Loan (Domestic)          $   18      $   72     $   42     $   --     $   --     $   --     $  132

     Average Interest Rate      P+1%

  Term Loan (U.K.)              $   12      $   46     $  622     $   --     $   --     $   --     $  680

     Average Interest Rate      B+2%

  Term Loan (France)            $   24      $   56     $   10     $   --     $   --     $   --     $   90

     Average Interest Rate      5.2%-5.6%

  Term Loan (Japan)             $    6      $   18     $   18     $   18     $   16     $   --     $   76

     Average Interest Rate      3.25%

  Capitalized Lease
    Obligations                 $  128      $  121     $   35     $    3     $   --     $   --     $  287

  Operating Leases              $  120      $  562     $  382     $    6     $   --     $   --     $1,070
                                -------     -------    -------    -------    -------    -------    -------
                                $2,812      $  875     $1,109     $   27     $   16     $   --     $4,839

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

EURO CONVERSION

         Our operating subsidiaries located in France and the U.K. had combined net sales from operations approximating 66.5% and 58.7%, respectively, of our total net sales for the nine months ended September 30, 2003 and the year ended December 31, 2002. Net sales from the French subsidiary participating in the euro conversion were approximately 25.5% and 25.8%, respectively, of our net sales for the nine months ended September 30, 2003 and the year ended December 31, 2002. We continue to review the impact of the euro conversion on our operations.

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

         A substantial portion of our notes payable and long-term debt have variable interest rates based on the prime interest rate and/or the lender's base rate, which exposes us to risk of earnings loss due to changes in such interest rates. Our annual report on Form 10-K for the year ended December 31, 2002 contains information about our debt obligations that are sensitive to changes in interest rates under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk." There were no material changes in those market risks during the nine months ended September 30, 2003.

ITEM 4.  CONTROLS AND PROCEDURES.

         Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2003, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         During the quarter ended September 30, 2003, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         We are not a party to any material pending legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     RECENT SALES OF UNREGISTERED SECURITIES

         In September 2003, we issued an aggregate of 5,926 shares of common stock to two investors upon conversion of 52.6 shares of our Series B Preferred Stock. Exemption from the registration provisions of the Securities Act of 1933 for these transactions described above is claimed under Section 4(2) of the Securities Act of 1933, among others, on the basis that such transaction did not involve any public offering and the purchasers were accredited or sophisticated with access to the kind of information registration would provide.

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

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits
                  --------

 Number           Description
 ------           -----------

   31 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

   32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)      Reports on Form 8-K
                  -------------------

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          MICROTEL INTERNATIONAL, INC.


Dated: November 5, 2003         By: /s/ CARMINE T. OLIVA
                                   --------------------------------------------
                                    Carmine T. Oliva, Chairman of the Board,
                                    President and Chief Executive Officer
                                    (principal executive officer)


                                By: /s/ RANDOLPH D. FOOTE
                                   --------------------------------------------
                                    Randolph D. Foote, Chief Financial Officer
                                    (principal financial and accounting officer

                  EXHIBITS FILED WITH THIS REPORT ON FORM 10-Q

 Number           Description
 ------           -----------

   31 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

   32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002