Form 10-Q/A
period 2003-06-30
MICROTEL INTERNATIONAL INC
filed 2003-11-12
CIK 854852

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

    As of November 10, 2003, there were 23,433,250 shares of the issuer's common stock, $0.0033 par value, outstanding.

================================================================================

                               PURPOSE OF AMENDMENT

     The sole purpose of this amendment is to amend Part II, Item 6 to add
Exhibit 10.3.

================================================================================

                                     PART II
                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits
              --------

         Number   Description
         ------   -----------

         10.1 Fifth Amendment to Credit and Security Agreement dated July 1, 2003 by and between CXR Telcom Corporation and XET Corporation, as borrowers, and Wells Fargo Business Credit, Inc., as lender (1)

         10.2 Credit Facility Agreement dated April 8, 2003 between IFN Finance and CXR, S.A.S. (1)

         10.3 English Summary of Credit Facility Agreement dated April 8, 2003 between IFN Finance and CXR, S.A.S.

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

         (b)  Reports on Form 8-K
              -------------------

              None.

--------------

(1)   Filed as an exhibit to the initial filing of this Form 10-Q.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                MICROTEL INTERNATIONAL, INC.

Dated: November 11, 2003        By: /s/ CARMINE T. OLIVA
                                    --------------------------------------------
                                    Carmine T. Oliva, Chairman of the Board,
                                    Chief Executive Officer (principal executive
                                    officer) and President

                                By: /s/ RANDOLPH D. FOOTE
                                    --------------------------------------------
                                    Randolph D. Foote, Chief Financial Officer
                                    (principal financial and accounting officer)

           EXHIBITS FILED WITH THIS AMENDMENT NO. 1 TO REPORT ON FORM 10-Q

         Number   Description
         ------   -----------

         10.3 English Summary of Credit Facility Agreement dated April 8, 2003 between IFN Finance and CXR, S.A.S.

         31 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

         32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002