Form 10-K
period 2003-12-31
MICROTEL INTERNATIONAL INC
filed 2004-03-29
CIK 854852

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORT
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended DECEMBER 31, 2003.

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X[ No [_]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

         The aggregate market value of the voting common equity held by nonaffiliates of the registrant computed by reference to the closing sale price of such stock, was approximately $9,371,000 at June 30, 2003. The registrant has no non-voting common equity.

         The number of shares of the registrant's common stock, $0.0033 par value, outstanding as of March 12, 2004 was 23,481,866.

         DOCUMENTS INCORPORATED BY REFERENCE:  NONE.

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

                                     PART I

Item 1.    Business...........................................................2

Item 2.    Properties........................................................22

Item 3.    Legal Proceedings.................................................23

Item 4.    Submission of Matters to a Vote of Security Holders...............23

                                     PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities.................24

Item 6.    Selected Financial Data...........................................25

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................26

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk........45

Item 8.    Financial Statements and Supplementary Data.......................46

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................46

Item 9A.   Controls and Procedures...........................................47

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant................48

Item 11.   Executive Compensation............................................50

Item 12.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters...................................58

Item 13.   Certain Relationships and Related Transactions....................60

Item 14.   Principal Accounting Fees and Services............................60

                                    PART IV

Index to Financial Statements and Financial Statement Schedule..............F-1

Index to Exhibits............................................................61

Signatures...................................................................66

Exhibits Attached to This Report.............................................67

                                     PART I

ITEM 1.   BUSINESS.

CORPORATE OVERVIEW

         We are a Delaware corporation that was formed July 14, 1989. We have three wholly-owned operating subsidiaries, CXR Telcom Corporation, a Delaware corporation formed in 1984 and based in the United States ("CXR Telcom"), CXR Anderson Jacobson, formerly CXR, SA, a company organized under the laws of France in 1973 and based in France ("CXR-AJ") and XET Corporation, a company organized under the laws of New Jersey in 1983. CXR Telcom and CXR-AJ manufacture, assemble and distribute communications products and network access and transmission products. XET Corporation designs, manufactures and markets electronic components for defense, aerospace and industrial markets.

         Through our operating subsidiaries, XET Corporation, CXR Telcom and CXR-AJ, and through the divisions and subsidiaries of those subsidiaries, we design, develop, manufacture, assemble, and market products and services in the following two material business segments:

         o    Electronic Components

              --   digital and rotary switches

              --   electronic power supplies

              --   subsystem assemblies

         o    Communications Equipment

              --   network access and transmission products

              --   communications test instruments

         Our sales are primarily in North America, Europe and Asia. Revenues are recorded when products are shipped if shipped FOB shipping point or when received by the customer if shipped FOB destination. Financial information regarding our sales by segment and geographic area is contained in Note 12 of our audited consolidated financial statements that are included in Item 8 of
Part II of this report.

         Sales to customers in the electronic components segment, primarily to defense and aerospace customers, defense contractors and industrial customers, were 63.4%, 59.1% and 46.1% of our total net sales for the years 2003, 2002 and 2001, respectively. Sales of communications equipment and related services, primarily to telecommunications equipment customers, were 36.6%, 40.9% and 53.9% of our total net sales during 2003, 2002 and 2001, respectively.

         Our objective in our electronic components business is to become the supplier of choice for harsh environment digital and rotary switches and custom power supplies. Our objective in our network access and transmission products and communications test instruments business is to become a leader in quality, cost effective solutions to meet the requirements of communications equipment customers. We believe that we can achieve these objectives through customer-oriented product development, superior product solutions, and excellence in local market service and support.

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

         We are active only in the industry segments that are characterized by low volume, high margin and long lead-times, namely the aerospace, defense and industrial segments. To support the myriad customers that rely on digital and rotary switches and electronic power supplies, we believe that our electronic components must offer high levels of reliability and in many cases must be tailored to the size, appearance, functionality and pricing needs of each particular customer.

         The defense market, which is a predominant market for our electronic components, makes use of sophisticated electronic assemblies in diverse applications that involve both original equipment and retrofit of existing equipment.

         The Digitran Division of our subsidiary XET Corporation, which was acquired by XET Corporation from Becton Dickinson in 1985, has been manufacturing digital switches since the division was formed in the 1960s. XCEL Power Systems Ltd., or XPS, a second tier subsidiary of XET Corporation, has been manufacturing electronic power supplies since 1989.

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

         This rapid growth has been succeeded by a period of consolidation. According to industry sources, consumer demand for broadband access continues to grow at a moderate pace, but existing carrier infrastructures generally have the backbone capacity to more than accommodate this moderate growth, which has resulted in substantially reduced capital spending by telecommunications carriers. Private and corporate communications providers have been less severely affected, and growth is still evident in this sector. Data traffic volumes continue to exceed voice traffic volumes, with both types of traffic moving toward more efficient IP transmission methods.

         Private and corporate communications providers and other businesses that rely heavily on information technology continue to devote significant resources to the purchase of network access and transmission equipment, such as high-speed DSL and fiber optic modems, through which data and voice information may be transmitted. DSL, or digital subscriber line, technology transmits data up to 50 times faster than a conventional dial-up modem using existing copper telephone wires. We believe that the demand for test equipment with which to test, deploy, manage and optimize communications networks, equipment and services remains depressed for public carrier markets.

         To support the rapidly changing needs of telecommunications companies and information technology dependent businesses, we believe that network access and transmission products and communications test instruments must offer high levels of functional integration, automation and flexibility to operate across a variety of network protocols, technologies and architectures. Because the competition for subscribers for high-speed bandwidth access is intense, the quality and reliability of network service has become critical to telecommunications companies due to the expense, loss of customers and negative publicity resulting from poor service. Quality and reliability of network service are also important to information technology dependent businesses that rely on broadband high-speed data links for a variety of purposes.

         Technicians who use service verification equipment in the field or in central or branch offices assist businesses in verifying and repairing service problems effectively and, thus, increase the quality and reliability of their networks. We believe that as broadband services are deployed further and as competition for telecommunications subscribers and e-commerce customers proliferates, telecommunications companies and other information technology-reliant businesses will increasingly depend on new and improved integrated access transmission devices and advanced field and central or branch office testing and monitoring solutions.

OUR SOLUTION

         We have developed a range of electronic components, such as digital and rotary switches and custom electronic power supplies, used primarily by aerospace, defense and industrial customers. We have developed and we manufacture and market various network access and transmission devices used by businesses and other users to efficiently transmit data, voice and video information to destinations within and outside of their respective networks. We have also developed and we manufacture and market a broad range of test instruments used by operators of public and private telecommunications networks for the installation, maintenance and optimization of advanced communications networks.

         Our extensive knowledge and understanding of our customers' needs, together with the broad capabilities of our network access and transmission products, test instrumentation products and our sophisticated electronic components, enable us to provide the following features and benefits to our customers:

         DEVELOPMENT OF NEW SWITCH TECHNOLOGY. We have complemented our long-established range of products with a new range of patent-pending space-saving rotary switches we refer to as VLP(TM), or very low profile switches, and ELP(TM), or extremely low profile switches. These products have been specifically designed to target harsh environment and aerospace applications where space is at a premium, providing a substantial advantage over larger switches offered by our competitors.

         PROVISION OF MORE EFFICIENT AND COST-EFFECTIVE POWER SYSTEMS. We have developed and we provide high and low voltage power systems that are highly integrated within the application hardware, which minimizes cost, space and complexity and maximizes overall system reliability and efficiency. We believe that our ability to partner with major international defense contractors and to provide power systems solutions based on both standard modules and custom designs provides us with an important competitive advantage.

         BROAD RANGE OF NETWORK ACCESS AND TRANSMISSION PRODUCTS FOR A WIDE RANGE OF APPLICATIONS. We have developed a broad range of professional network access and transmission products that are capable of connecting to a wide range of remote monitoring devices and equipment. Many of these products are designed to operate in extended temperatures and harsh environments and generally exceed the surge protection standards of the industry and are adaptive to wide ranges of AC or DC power inputs. The design of many of our data transmission products enables them to either interface with or complement one another. The versatility of this concept has enabled us to offer numerous different product combinations to our customers. These variations include customized selection of data speeds, data interfaces, power inputs, operating temperatures, data formats and power consumption. In addition, our desktop and rack mount transmission product lines allow us to serve both central site data communications needs and remote access and transmission sites on both the enterprise-wide and single location level.

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

         COMPREHENSIVE CONNECTIVITY. Our network access and transmission products and communications test instruments are the result of significant product research and engineering and are designed to connect to a broad range of operation configurations and to connect over a wide range of prevailing transmission conditions. Our products incorporate a wide range of standard international connectivity protocols as well as proprietary protocols.

         CUSTOMER-DRIVEN FEATURES. Most of our digital and rotary switches and each of our power supplies are highly tailored to our customers' needs. We manufacture digital and rotary switches for insertion into new equipment as well as for retrofit into existing equipment. Our engineers continually interact with our customers during the design process to ensure that our electronic components are the best available solution for them. For example, based on conversations with our customers, we delivered a compact multiple output power supply to allow BAE Systems to produce a single-heads up display suitable for fitting on a large range of commercial and military aircraft.

         CUSTOMER RELATIONS. Our electronic components business currently enjoys a preferred supplier status with several key accounts, which means that we work in close association with the customer to develop custom products specifically addressing their needs. Our electronic components also are considered qualified products with many key accounts, which means that our products are designed into equipment specifications of some of our customers for the duration of their production of their equipment.

         LONG-TERM RELATIONSHIPS. Market procurement methods encourage long-term relationships between electronic components suppliers and customers, with customers committing to a single source of supply because of the high cost involved in qualifying a product or its alternative for use. For example, a large proportion of XPS' products are qualified products that have been involved in many hours of flight trials.

OUR STRATEGY

         Our objectives are to become the supplier of choice for harsh environment switches and custom power supplies in the aerospace, defense and industrial markets, in addition to becoming a leading provider of network access and transmission products and communications test instruments for a broad range of applications within the global communications industry. The following are the key elements of our strategy to achieve these objectives:

         CONTINUE TO FOCUS ON OUR ELECTRONIC COMPONENTS BUSINESS. We plan to continue to grow our electronic components business by marketing our electronic components products in their established market niches and identifying opportunities to broaden our customer base for our power supply products.

         CONTINUE TO FOCUS ON NETWORK ACCESS AND TRANSMISSION PRODUCTS. We plan to continue our efforts in the communications equipment market and develop new products and enhancements to meet or exceed evolving requirements.

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

         LEVERAGE EXISTING CUSTOMER BASE. We believe that many of our existing customers will continue to purchase network access and transmission products and test instrument products and services. We intend to aggressively market new and enhanced products and services to our existing customers. We also believe that our existing customer base represents an important source of references and referrals for new customers in new markets.

         PURSUE FOLLOW-ON SALES OPPORTUNITIES. We plan to continue to increase the functionality of our communications equipment products, enabling products to be upgraded by the downloading of software or the addition of hardware to an existing unit, allowing customers to protect their investment in test equipment and generating follow-on sales opportunities as we develop new modules in the future. We plan to continue to approach our existing digital switch customers to determine whether they need rotary switches that we do not currently manufacture for them.

         SEEK ALTERNATIVE MARKET OPPORTUNITIES. We plan to expand our focus and efforts to identify and capture more new customers, such as private network utilities and transit customers, for our test equipment.

         PURSUE STRATEGIC ACQUISITIONS. The network access and transmission market is large and highly fragmented. We plan to extend our market position by acquiring or investing in complementary businesses or technologies on a selected basis. We also intend to expand our U.K.-based electronic power supplies division's United States presence through acquisition of businesses that offer complementary products or technology for manufacture in the United States.

         DEVELOP AND EXPAND STRATEGIC RELATIONSHIPS. We plan to continue to develop our strategic relationships with network access and transmission and test instrument manufacturers in order to enhance our product development activities and leverage shared technologies and marketing efforts to build recognition of our brands. In particular, in Europe, we intend to continue to expand our relationships with offshore vendors as a reseller of their products to enhance our position and reputation as a provider of a comprehensive line of test equipment products.

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

              --   electronic power supplies

              --   subsystem assemblies

         o    Communications Equipment

              --   network access and transmission products

              --   communications test instruments

         During the years ended December 31, 2003, 2002 and 2001, our total net sales were $25,519,000, $22,664,000 and $27,423,000, respectively, and the percentages of total net sales contributed by each product group within our two main business segments were as follows:

                                                       YEAR ENDED DECEMBER 31
                                                       ----------------------
    SEGMENT AND PRODUCT TYPE                         2003       2002       2001
    ------------------------                       -------    -------    -------
    Electronic Components
         Digital and Rotary Switches                 20.9%      20.9%      23.1%
         Electronic Power Supplies                   34.3%      31.3%      20.0%
         Subsystem Assemblies                         5.9%       5.0%       --
         Other Products and Services                  2.3%       1.9%       3.0%
                                                   -------    -------    -------
                                                     63.4%      59.1%      46.1%
                                                   -------    -------    -------

    Communications Equipment
         Network Access and Transmission Products    24.0%      23.8%      24.7%
         Test Instruments                             9.2%      12.7%      26.7%
         Other Products and Services                  3.4%       4.4%       2.5%
                                                   -------    -------    -------
                                                     36.6%      40.9%      53.9%
                                                   -------    -------    -------
     Totals                                         100.0%     100.0%     100.0%
                                                   =======    =======    =======

    BACKLOG

         Our business is not generally seasonal, with the exception that network access and transmission products and communications test instruments purchases by telecommunications customers tend to be lower than average during the first quarter of each year because capital equipment budgets typically are not approved until late in the first quarter. At December 31, 2003 and 2002, our backlog of firm, unshipped orders was approximately $9.6 million and $12.7 million, respectively. Our December 31, 2003 backlog was related approximately 96.0% to our electronic components business, which tends to provide us with long lead-times for our manufacturing processes due to the custom nature of the products, and 4.0% to our communications equipment business, the majority of which portion relates to our network access and transmission products. Of these backlog orders, we anticipate fulfilling approximately 75% of our electronic components orders and 100% of our communications equipment orders within the current fiscal year. However, we cannot assure you that we will be successful in fulfilling these orders in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

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

                       OUR ELECTRONIC COMPONENTS BUSINESS

         Our electronic components segment includes digital and rotary switches and electronic power supplies and subsystem assemblies. During the years ended December 31, 2003, 2002 and 2001, this segment accounted for 63.4%, 59.1% and 46.1%, respectively, of our total net sales.

    DIGITAL AND ROTARY SWITCHES

         XET Corporation's Digitran Division, based in Rancho Cucamonga, California, manufactures, assembles and sells digital and rotary switch products serving aerospace, defense and industrial applications. Digital and rotary switches are manually operated electromechanical devices used for routing electronic signals. Thumbwheel, push button, lever-actuated and rotary modules, together with assemblies comprised of multiple modules, are manufactured in many different model families. The Digitran Division also offers a wide variety of custom keypads and digital and rotary switches for unique applications.

         Our switches may be ordered with different combinations of a variety of features and options, including:

         o    8, 10, 11, 12, 16 or a special number of dial positions;
         o    special markings and dial characters;
         o fully sealed, dust sealed or panel (gasket) sealed switch chambers to increase resistance to the elements in hostile environments, such as dust, sand, oils, salt spray, high humidity and temperature and explosive atmospheres;
         o    available with radio frequency interference shielding;
         o rear mount (flush) or front mount switches that are sold with the needed installation hardware, or snap in mount switches that do not require installation hardware;
         o provision for mounting components on output terminals on special personal computer boards;
         o    wire wrap terminals, pin terminals or special terminations;
         o    night vision compatibility;
         o    rotary; and
         o    VLP(TM) and ELP(TM)rotary.

    ELECTRONIC POWER SUPPLIES

         XPS, based in Ashford, Kent, England, produces a range of high and low voltage, high specification, high reliability custom power conversion products designed for hostile environments and supplied to an international customer base, predominantly in the military and civil aerospace, military vehicle and telecommunications markets.

         Power conversion units supplied by XPS range from 10VA to 1.5 KVA power ratings, low voltage (1V) to high voltage (20KV+), and convert alternating current, or AC, to direct current, or DC, convert DC to AC and convert DC to AC. Units can be manufactured to satisfy input requirements determined by military, civil aerospace, telecommunications or industrial businesses, and sophisticated built-in test equipment, or BITE, and control circuitry often is included. Operating environments for our units are diverse and range from fighter aircraft to roadside cabinets.

     SUBSYSTEM ASSEMBLIES

         Subsystem assemblies incorporate various input and display devices and are manufactured for integration with various aerospace, defense, industrial and transportation industry systems.

                      OUR COMMUNICATIONS EQUIPMENT BUSINESS

         Our communications equipment business comprises network access and transmission products and communications test equipment. During the years ended December 31, 2003, 2002 and 2001, the sale of communications equipment products and related services accounted for 36.6%, 40.9% and 53.9% of our total net sales revenues, respectively. These products, many of which are described below, are configured in a variety of models designed to perform analog and digital measurements or to transmit data at speeds varying from low-speed voice grade transmission to high-speed broadband access.

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

    NETWORK ACCESS AND TRANSMISSION PRODUCTS

         CXR-AJ develops, markets and sells a broad range of network access and transmission products that are manufactured in France by CXR-AJ and sold under the name "CXR Anderson Jacobson." These products include high-quality network access devices such as fiber optic, DSL and voice frequency, or VF, modems, ISDN terminal adapters, ISDN concentrators, multiplexers, terminal servers, interface converters and remote access servers, which combine to provide users with a complete solution for voice and data transmission.

         Modems
         ------

         Our modem product range includes professional grade traditional VF modems covering the performance spectrum, a range of fiber optic modems and a range of DSL modems. Our modems are sold as standalone devices for remote sites or as rack-mountable versions for central sites. Our customers use our high-quality professional grade modems worldwide for networking and for central office telecommunications applications such as voicemail and billing systems and secure communications. Our modems are feature rich and we believe generally offer more capabilities and better performance than competing products, especially when operating over poor quality lines. This characteristic alone has made our modems the modems of choice for voicemail applications throughout the United States. Our modems are also available in more rugged versions for industrial applications such as telemetry and remote monitoring in harsh environments.

         ISDN Terminal Adapters
         ----------------------

         Together with modems, we offer a line of ISDN terminal adapters, which are the popular digital equivalent of analog modems used primarily in Europe. These terminal adapters are used in a broad range of applications, including point-of-sale and videoconferencing, and are available in standalone as well as rack-mountable versions.

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

         Modular Routers
         ---------------

         Our commercial/industrial router product range is modular, which provides users the flexibility to configure or have configured a unit that meets their specific requirements. Our routers provide access to the Internet or remote sites via ISDN, leased line, X.25, frame relay and DSL connections. The router creates or maintains a table of available routes and their conditions and uses this information, along with distance and cost algorithms, to determine the best route for a given packet of data.

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

         TDMoIP Voice and Data transmission
         ----------------------------------

         Our IP-Jet TDMoIP products facilitate the use of TDM services and equipment over the Packet Switched Network bringing simplicity with lower cost without the costly need to replace existing TDM hardware for both carrier and enterprise users. TDM over IP, or TDMoIP, takes advantage of the internet protocol, or IP, infrastructure and changing economics of data services delivery to deliver high revenue leased line services such as E1 and T1. TDMoIP is also ideal for the enterprise looking to reduce network expenses without compromising features of their existing PBX and TDM equipment allowing all TDM traffic to be carried transparently over ethernet and IP networks irrespective of protocols or signaling. Typical TDMoIP applications include: transmission of E1/T1, voice, video and TDM data and IP, centralized voice services over ethernet or IP, secure data transmission E1/T1, and transmission of HDLC over IP.

         The following are descriptions of a few of our more prominent network access and transmission products:

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

MD 2000 RANGE              A multi-rate MSDSL modem that has the ability to
                           manually or automatically adjust line transmission speed to provide the optimum performance for a particular pair of copper wires.
                           -- operates over a single twisted pair of copper
                              wires, which allows telecommunications companies to take advantage of the large installed base of copper twisted pairs that has been deployed around the world over many years and upon private copper wire infrastructures that exist for networking purposes in locations such as universities, hospitals, military bases, power plants and industrial complexes
                           -- allows data transmission over a single copper pair
                              at E-1 speed over a distance of up to 8.0 miles
                           -- available as both a standalone unit and as a
                              rack-mountable card

CB 2000 RANGE              The primary function of this unit is to split one or
                           two primary rate interface links, or PRIs, into multiple basic rate interfaces, or BRIs.
                           -- this allows substantial cost savings by allowing
                              more effective use of available ISDN resources without the limitations of conventional voice PBX
                           -- this allows for migration from BRI to PRI when the
                              number of ports needs to be increased while preserving the user's investment in existing BRI-based terminal equipment
                           -- this unit can be used in a wide variety of
                              situations where multiple BRI and PRI access is required, such as:
                              - videoconferencing, where the unit can be used to aggregate bandwidth of multiple BRI lines to provide the necessary bandwidth, and to connect the videoconferencing system to the ISDN network through a PRI access while still providing connectivity to other ISDN devices, or to connect two or more videoconferencing systems together within the same building or campus without going through the ISDN public network
                              - ISDN network simulation, which can be used in places such as showrooms, exhibition and technical training centers to eliminate the need to have access to, and pay for access to, the ISDN public network for telephone or data calls
                              - remote access servers, which usually use multiple BRIs, often need a method for migration from multiple BRIs to a single PRI as traffic and the number of users expands

     PRODUCT NAME                  KEY USES, FEATURES AND FUNCTIONS

ISDN TERMINAL ADAPTERS     These devices are the ISDN equivalent of a modem.
                           -- these devices connect non-ISDN devices to the ISDN
                              via a network termination unit, or NT1, which converts the "U" interface from the telephone company into a 4-wire S/T interface
                           -- allow users to access the data rates of the
                              digital network -- available as both a standalone unit and as a rack-mountable card

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

       PRODUCT NAME                        KEY USES, FEATURES AND FUNCTIONS

                                   BASE UNITS
                                   ----------

         HALCYON 704A-400  -- handheld transmission and signaling wideband test
         SERIES               set for ISDN, HDSL, DDS and ADSL facility testing
                           -- optimized for use in installation and maintenance
                              of analog voice and data services
                           -- provides users with single-button test execution,
                              which allows quick circuit diagnosis and repair without extensive training

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

       PRODUCT NAME                        KEY USES, FEATURES AND FUNCTIONS

         HALCYON 704A-PKG2 -- 704A universal data test set with 1.5 MHz TIMS, full signaling, full 4-wire loop DDS test functions, as well as DDS/DS0 test functions for DS0-DP and OCU-DP DS0 and sub-rate testing

         HALCYON 756A-PG   -- handheld integrated test set designed for the
                              testing and performance monitoring of digital data communication links for "protective relaying backbone communications" for power utility companies
                           -- provides users with a test set which closely
                              emulates the live operating conditions of the data links while providing an intuitive user interface allowing quick circuit diagnosis and repair without extensive training

                          CENTRAL OFFICE TEST EQUIPMENT
                          -----------------------------


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

         MICROCEL 2001A    These portable units, used in conduction with laptop
                           computers, are multi-layer asynchronous transfer mode, or ATM, testers, analyzers and simulators.
                           -- basic unit has a 4-port capability that can be
                              independently configured and provides full support of testing, generation and monitoring of ATM traffic
                           -- these units address the requirement for a small,
                              portable unit that can provide monitoring and statistical and user analyses at all three ATM layers, as well as simulate or generate traffic patterns defined by the user

CUSTOMERS

    ELECTRONIC COMPONENTS

         We sell our components primarily to OEMs in the electronics industry, including manufacturers of aerospace and defense systems, industrial instruments and test equipment. During 2003, our top five electronic components customers in terms of revenues were the BAE Systems companies, MBDA (U.K.) Ltd., Thales Defense Ltd., Essential Components, Inc. and Raytheon Systems. Sales to the BAE Systems companies represented approximately 12.5% percent of our total net sales revenues during 2003. No other customer represented 10% or more of our total revenues net sales during 2003. Currently we are experiencing an increase in our electronic components business which we believe to be due primarily to the war on terrorism and a general expansion of defense-related business in Europe, the United States and Asia.

    COMMUNICATIONS EQUIPMENT

         We market our network access and transmission products and communications test instruments primarily to public, private and corporate telecommunications service providers and end users. Typically, communications service providers use a variety of network equipment and software to originate, transport and terminate communications sessions. Communications service providers rely on our products and services as elements of the communications infrastructure and to configure, test and manage network elements and the traffic that runs across them. Also, our products help to ensure smooth operation of the network and increase the reliability of services to customers.

         The major communications service providers to whom we market our telecommunications test instruments and network access and transmission products and services include inter-exchange carriers, incumbent local exchange carriers, competitive local exchange carriers, Internet service providers, integrated communications providers, cable service providers, international post, telephone and telegraph companies, banks, brokerage firms, government agencies and other service providers. During 2003, our top five communications test instruments and network access and transmission products customers in terms of our net sales were Verizon, Siemens, SBC, Coris and Carte, SA. None of our communications equipment customers represented 10% or more of our revenues during 2003.

         Because we currently derive a significant portion of our revenues from sales to Regional Bell Operating Companies, or RBOCs, and other telecommunications service providers, we have experienced and will continue to experience for the foreseeable future an impact on our quarterly operating results due to the budgeting cycles of the RBOCs. RBOCs generally obtain approval for their annual budgets during the first quarter of each calendar year. If an RBOC's annual budget is not approved early in the calendar year or is insufficient to cover its desired purchases for the entire calendar year, we are unable to sell products to the RBOC during the period of the delay or shortfall.

         Due to a general downturn in business activity in the public carrier telecommunications capital equipment market during 2002 and 2003, all RBOCs reduced their capital expenditures, which negatively impacted our 2002 and 2003 sales of test instruments. Our observance was that capital expenditure levels of RBOCs and other telecommunications carriers remained at reduced levels in 2003. However, we have reduced costs and improved our business operations so that our current monthly break-even sales requirement is approximately 50% of our requirement in 2002. This, coupled with our observed signs of increased buying activities of the RBOCs in the fourth quarter of 2003, provide us with a cautiously optimistic view of our 2004 test equipment sales.

         Communications equipment manufacturers design, develop, install and maintain voice, data and video communications equipment. Network equipment manufacturers such as Cisco and Nortel rely on our test equipment products to verify the proper functioning of their products during final assembly and testing. Increasingly, because communications service providers are choosing to outsource installation and maintenance functions to the equipment manufacturers themselves, equipment manufacturers are using our instruments, systems and software to assess the performance of their products during installation and maintenance of a customer's network.

         The continuing general downturn in business activity in the telecommunications market during 2003 also seriously impacted communications equipment manufacturers, particularly following the collapse of many Internet-based companies. As a result, sales of our telecommunications central office equipment to telecommunications carriers and communications equipment manufacturers have been seriously impacted.

SALES, MARKETING AND CUSTOMER SUPPORT

     ELECTRONIC COMPONENTS

         We market and sell our electronic components through XET Corporation's Digitran Division, based in Rancho Cucamonga, California, XCEL Corporation Ltd., a wholly-owned subsidiary of XET Corporation based in England, XPS, a wholly-owned subsidiary of XCEL Corporation Ltd. based in England, and XCEL Japan, Ltd., a wholly-owned subsidiary of XET Corporation based in Japan. In some European countries and the Pacific Rim, these products are sold through a combination of direct sales and through third-party distributors.

         We sell our electronic components primarily to OEMs in the electronics industry, including manufacturers of aerospace and military systems, communications equipment and industrial instruments. Our efforts to market our electronic components generally are limited in scope since we rely on sales to a broad base of historical customers with whom we have long-term business dealings.

         XCEL Japan, Ltd. resells digital and rotary switch and keypad products of the Digitran Division and some third-party-sourced components primarily into Japan and also into other highly industrialized Asian countries. Other marketing of our electronic components is primarily through referrals from our existing customers, with sales either direct or via a small number of selected representatives.

         We rely on long-term orders and repeat business from our existing customers. We also approach our existing customers and their competitors to discuss opportunities for us to provide them with additional types of switches they may need. Also, the Digitran Division's history spans over 40 years in the electronic components industry and major OEMs have designed many of our switches and subsystem assemblies into their product specifications. These factors have frequently resulted in customers seeking us out to manufacture for them unique subsystem assemblies as well as special variations of our standard digital switches.

    COMMUNICATIONS EQUIPMENT

         Our sales and marketing staff consists primarily of engineers and technical professionals. Our staff undergo extensive training and ongoing professional development and education. We believe that the skill level of our sales and marketing staff has been instrumental in building longstanding customer relationships. In addition, our frequent dialogue with our customers provides us with valuable input on systems and features they desire in future products. We believe that our consultative sales approach and our product and market knowledge differentiate our sales forces from those of our competitors.

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

         We sell many of our communications test instruments and network access and transmission products to large telecommunications service providers. These prospective customers generally commit significant resources to an evaluation of our and our competitors' products and require each vendor to expend substantial time, effort and money educating them about the value of the vendor's solutions. Consequently, sales to this type of customer generally require an extensive sales effort throughout the prospective customer's organization and final approval by an executive officer or other senior level employee. The result is lengthy sales and approval cycles, which make sales forecasting difficult. In addition, even after a large telecommunications service provider has approved our product for purchase, their future purchases are uncertain because while we generally enter into long-term supply agreements with those parties, these agreements do not require specific levels of purchases. Delays associated with potential customers' internal approval and contracting procedures, procurement practices, testing and acceptance processes are common and may cause potential sales to be delayed or foregone. As a result of these and related factors, the sales cycle of new products for large customers typically ranges from six to twelve months or more.

COMPETITION

    ELECTRONIC COMPONENTS

         The market for our components is highly fragmented and composed of a diverse group of OEMs, including Power One, Interpoint/Grenson, Martec and Celab Ltd. for power supplies and Esterline (Janco), Greyhill, Inc., Omron Electronics, Transico Inc. and C&K Components Inc. for digital switches. We believe that the principal competitive factors affecting our components business include:

         o    capability and quality of product offerings;
         o    status as qualified products; and
         o    compliance with government and industry standards.

         We have made substantial investments in machinery and equipment tooling. In addition, XET's Digitran Division's history spans over 40 years in the electronic components industry, and major OEMs have designed many of our digital switches into their product specifications. We believe that these factors have acted as barriers to entry for other potential competitors, making us a sole source supplier for approximately 30% to 50% of the digital switches that we sell and causing some customers to seek us out to manufacture for them unique as well as our standard digital switches.

         Some of our competitors have greater sales, marketing, technological, research and financial resources than we do. Our competitors' advantage with regard to these resources may reduce our ability to obtain or maintain market share for our products in cases where our competitors are better able than us to satisfy the above competitive factors.

    COMMUNICATIONS EQUIPMENT

         The markets for our network access and transmission products and communications test instruments and services are fragmented and intensely competitive, both inside and outside the United States, and are subject to rapid technological change, evolving industry standards and regulatory developments. We believe that the principal competitive factors affecting our network access and transmission products and communications test instruments business include:

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

         Our principal competitors for our network access and transmission products and communications test instruments include RAD, Paradyne, Patton Electronics Corporation, Digital Engineering, Ltd., GDC and Telenetics Corporation for network access and transmission products and TTC Corporation (a subsidiary of Dynatech Corporation), Ameritech Corporation, Fluke, Sunrise Telecom, Inc. and Electrodata, Inc. for test instruments.

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

         We currently derive a significant portion of our revenues from sales to RBOCs. We believe we derive a competitive advantage from efforts we expended to establish many of our communications equipment products as approved products for all of the RBOCs and for other key customers in the United States and abroad. Our products' approved status facilitates the ability of our customers to order additional products from us as their needs arise without the long delays that might otherwise be needed to obtain the approval of our customers' upper management or governing body prior to each purchase.

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

MANUFACTURING, ASSEMBLY AND QUALITY ASSURANCE

         Our network access and transmission communications test instruments generally are assembled from outsourced components, with final assembly, configuration and quality testing performed in house.

         Manufacturing of our electronic components, including injection molding, fabrication, machining, printed circuit board manufacturing and assembly, and quality testing is done in house due to the specialized nature and small and varied batch sizes involved. Although many of our electronic components incorporate standard designs and specifications, products are built to customer order. This approach, which avoids the need to maintain a finished goods inventory, is possible because long lead-times for delivery often are available. Typically, our electronic components segment produces products in one- to 300-piece batches, with a ten- to thirty-week lead-time. The lead-time is predominantly to source sub-component piece parts such as electronic components, mechanical components and services. Typical build time is six to eight weeks from receipt of external components.

         We operate six manufacturing and assembly facilities worldwide. Five of these facilities are certified as ISO 9001- or 9002-compliant. We have consolidated all of our network access and transmission manufacturing for our North American and European markets at our French manufacturing facility at CXR-AJ. We manufacture all of our test equipment products at the Fremont, California facility of CXR Telcom. We manufacture all of our digital and rotary switches in our Rancho Cucamonga, California facility. We manufacture our electronic power supplies in Ashford, Kent, England.

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

         For the years ended December 31, 2003, 2002 and 2001, our engineering and product development costs were approximately $950,000, $1,020,00 and $1,080,000, respectively. We closed our St. Charles, Illinois engineering office in August 2001 and terminated the four engineers who worked at that facility. We hired an engineering director at the Fremont, California facility in December 2001 and developed engineering capability at that facility primarily through the use of services provided by outside contractors.

         Our product development costs during the past three years were related to development of new communications test equipment and voice, data and video transmission equipment and development of a new line of rotary switches at our Digitran facility. We expect to continue incurring engineering costs applicable to the development of rotary switches during 2004. Current research expenditures in the communications equipment segment are directed principally toward enhancements to the current test instrument product line and the expansion of our range of network access and transmission products. These expenditures are intended to improve market share and gross profit margins, although we cannot assure you that we will achieve these improvements.

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

INTELLECTUAL PROPERTY

         We regard our software, hardware and manufacturing processes as proprietary and rely on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. We have filed patent applications, and intend to file additional patent applications in the future, for various products with the United States Patent and Trademark Office. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford some limited protection. The laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Our research and development and manufacturing process typically involves the use and development of a variety of forms of intellectual property and proprietary technology. In addition, we incorporate technology and software that we license from third party sources into our products. These licenses generally involve a one-time fee and no time limit. We believe that alternative technologies for this licensed technology are available both domestically and internationally.

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

EMPLOYEES

         As of February 29, 2004, we employed a total of 181 persons in our various divisions and subsidiaries. None of our employees are represented by labor unions, and there have not been any work stoppages at any of our facilities. We believe that our relationship with our employees is good.

ITEM 2.  PROPERTIES.

         As of March 12, 2004, we leased or owned approximately 94,000 square feet of administrative, production, storage and shipping space. All of this space was leased other than the Abondant, France facility.

                                                                                                   FUNCTION /
         BUSINESS UNIT                                     LOCATION                          LEASE EXPIRATION DATE
         -------------                                     --------                          ---------------------
MicroTel International Inc.                      Rancho Cucamonga, California           Administrative;
(corporate headquarters)                                                                Expires October 2005

XET Corporation/Digitran                         Rancho Cucamonga, California           Manufacturing;
(electronic components)                                                                 Expires November 2004
                                                 Monrovia, California                   Expires February 2005
                                                                                        Administrative/

XCEL Power Systems, Ltd.                         Ashford, Kent, United Kingdom          Manufacturing;
 and XCEL Corporation Ltd.                                                              Expires March 2013
 (electronic components)


                                                                                                   FUNCTION /
         BUSINESS UNIT                                     LOCATION                          LEASE EXPIRATION DATE
         -------------                                     --------                          ---------------------

Belix Wound Components Ltd.                      Newtown, Wales, United Kingdom         Manufacturing;
(electronic components)                                                                 Expires December 2008

XCEL Japan, Ltd. Higashi-Gotanda                 Tokyo, Japan                           Sales;
(electronic components)                                                                 Expires December 2005

CXR-AJ                                           Paris, France                          Administration/Sales;
(network access and transmission products)                                              Expires April 2007

CXR-AJ                                           Abondant, France                       Manufacturing/Engineering;
(network access and transmission products)                                              Facility is owned

CXR Telcom                                       Fremont, California                    Administrative/Engineering/
(network access and transmission products,                                              Manufacturing;
communications test instruments)                                                        Expires July 2004

         On November 1, 2002, CXR Telcom relocated from its Fremont facility to another facility in Fremont that is smaller and less expensive than the former facility. This new lease expired on July 31, 2003 and was extended for one year to July 31, 2004.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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
                                                                 PRICE RANGE
                                                                 -----------
                                                                LOW       HIGH
                                                                ---       ----
2002:
First Quarter (January 1 - March 31)........................   $0.28      $0.37
Second Quarter (April 1 - June 30)..........................    0.15       0.32
Third Quarter (July 1 - September 30).......................    0.11       0.22
Fourth Quarter (October 1 - December 31)....................    0.16       0.25

2003:
First Quarter ..............................................   $0.15      $0.20
Second Quarter..............................................    0.20       0.37
Third Quarter...............................................    0.28       1.00
Fourth Quarter..............................................    0.85       1.37

         As of March 12, 2004, we had 23,481,866 shares of common stock outstanding held of record by approximately 3,600 stockholders, and the closing bid price of our common stock on the OTC Bulletin Board was $0.99.

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

         We issued an aggregate of 14,663 shares of our common stock in November and December 2003 in connection with the exercise of outstanding warrants.

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

ITEM 6.  SELECTED FINANCIAL DATA.

         The selected consolidated financial data presented below for each of the five years in the period ended December 31, 2003 have been derived from audited financial statements which for the most recent three years appear elsewhere herein. The data presented below should be read in conjunction with such financial statements, including the related notes thereto and the other information included herein. The historical results are not necessarily indicative of results to be expected for any future periods.

                                                                      YEARS ENDED DECEMBER 31,
CONSOLIDATED STATEMENTS OF OPERATIONS AND              ---------------------------------------------------------
COMPREHENSIVE INCOME DATA:                               2003         2002        2001       2000         1999
                                                       ---------   ---------   ---------   ---------   ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales ..........................................   $ 25,519    $ 22,664    $ 27,423    $ 28,050    $ 25,913
Cost of sales ......................................     14,835      14,147      15,456      15,529      17,066
                                                       ---------   ---------   ---------   ---------   ---------
Gross profit .......................................     10,684       8,517      11,967      12,521       8,847
Selling, general and administrative expenses .......      7,812       7,731      10,129       9,827      10,584
Engineering and product development expenses .......        951       1,015       1,076       1,167       1,841
                                                       ---------   ---------   ---------   ---------   ---------
Income (loss) from operations ......................      1,921        (229)        762       1,527      (3,578)
Total other income (expense) .......................       (474)       (361)       (414)        207        (492)
                                                       ---------   ---------   ---------   ---------   ---------
Income (loss) from continuing operations
   before income taxes .............................      1,447        (590)        348       1,734      (4,070)
Income tax (benefit) expense .......................        286         (20)         77          31         128
                                                       ---------   ---------   ---------   ---------   ---------
Income (loss) from continuing operations ...........      1,161        (570)        271       1,703      (4,198)
Discontinued operations:
   Loss from operations of discontinued segment ....         --          --          56        (212)       (847)
   Gain (loss) on disposal of discontinued
    segment including provision for phase
    out period of $122 in 2000 .....................         --          --          --        (487)        449
                                                       ---------   ---------   ---------   ---------   ---------
Net income (loss) ..................................      1,161        (570)        327       1,004      (4,596)
Foreign currency translation adjustment ............        705         446        (312)       (505)       (325)
                                                       ---------   ---------   ---------   ---------   ---------
Total comprehensive income (loss) ..................   $  1,866    $   (124)   $     15    $    499    $ (4,921)
                                                       =========   =========   =========   =========   =========
Basic earnings (loss) per share from
   continuing operations ...........................   $   0.05    $  (0.03)   $   0.01    $   0.09    $  (0.26)
                                                       =========   =========   =========   =========   =========
Diluted earnings (loss) per share from
   continuing operations ...........................   $   0.05    $  (0.03)   $   0.01    $   0.07    $  (0.26)
                                                       =========   =========   =========   =========   =========
Basic earnings (loss) per share from
   discontinued operations .........................   $     --    $     --    $     --    $  (0.04)   $  (0.02)
                                                       =========   =========   =========   =========   =========
Diluted earnings (loss) per share from
   discontinued operations .........................   $     --    $     --    $     --    $  (0.03)   $  (0.02)
                                                       =========   =========   =========   =========   =========
Basic earnings (loss) per share ....................   $   0.05    $  (0.03)   $   0.02    $   0.05    $  (0.28)
                                                       =========   =========   =========   =========   =========
Diluted earnings (loss) per share ..................   $   0.05    $  (0.03)   $   0.01    $   0.04    $  (0.28)
                                                       =========   =========   =========   =========   =========
Weighted average shares outstanding, basic .........     22,567      21,208      20,594      19,504      16,638
Weighted average shares outstanding, diluted .......     23,811      21,208      23,782      23,027      16,638



                                                         YEARS ENDED DECEMBER 31,
                                              ------------------------------------------------
                                                2003      2002      2001      2000      1999
                                              --------  --------  --------  --------  --------
BALANCE SHEET DATA:                                            (IN THOUSANDS)
Cash and cash equivalents .................   $ 1,174   $   254   $   604   $   756   $   480
Working capital ...........................     5,696     3,961     3,686     2,780     1,080
Total assets ..............................    17,169    16,786    17,688    19,484    16,489
Long-term debt, net of current portion ....       819       927       763       282       143
Stockholders' equity ......................     7,916     5,732     5,862     5,807     3,801
Convertible redeemable preferred stock ....        --       282       270       259       588

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

OVERVIEW

         Through our three wholly-owned operating subsidiaries, XET Corporation, CXR Telcom and CXR-AJ, and through the divisions and subsidiaries of those subsidiaries, we design, develop, manufacture, assemble, and market products and services in the following two material business segments:

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

         Sales to customers in the electronic components segment, primarily to aerospace customers, defense contractors and industrial customers, were 63.4%, 59.1% and 46.1% of our total net sales during 2003, 2002 and 2001, respectively. Sales of communications equipment and related services, primarily to telecommunications equipment customers, were 36.6%, 40.9% and 53.9% of our total net sales during 2003, 2002 and 2001, respectively.

         In 2003, our communication equipment segment sales increased slightly from the historically low level experienced in 2002. We experienced a 37.2% decline in our communications equipment segment sales during 2002 as compared to 2001. We believe this decline primarily was due to a general business downturn experienced by many of our telecommunications customers, the disruption caused by the French political elections in 2002 and our decision to discontinue the resale in Europe of test equipment not manufactured by us. As a result of the general business downturn, we experienced significant reductions in sales and gross profit as well as changes in our product mix. Consequently, we shifted our overall focus toward growing our electronic components business. However, we also continued working to improve the growth and performance of our communications equipment business, particularly customer premises network access and transmission products.

         During 2003, our electronic components segment improved its sales and profits as compared to 2002 by 20.7% and 46.4%, respectively. Our communications equipment segment reported a pretax profit in 2003 as compared to a pretax loss in 2002. This improvement was $1,331,000 and was related to improved performance at both CXR Telcom and CXR-AJ. CXR-AJ's 11.7% increase in sales was offset by a 20.3% decline in sales at CXR Telcom in Fremont, California. CXR Telcom mainly sells to telecommunications carrier companies in the United States but also has begun marketing and selling to non-telecommunications customers such as electric utilities, construction contractors and government agencies. During the first half of 2003, we reduced costs at CXR Telcom by reducing its work force and increasing our sources of test equipment components from Asian manufacturers that produce components for lower prices than we previously paid to our former suppliers.

         We have reduced costs in our communications equipment segment and lowered the breakeven point both in our United States and France operations through various cost-cutting methods, such as using Asian contract manufacturers, reducing facility rent expense and downsizing our administrative office in Paris, France. These cost-cutting efforts were a major factor in restoring our communication equipment segment to profitability in 2003. However, we cannot predict if the recent improvement in telecom sales indicates the end of the severity of the telecommunications market downturn or the extent to which the downturn may continue to negatively affect our ability to sell our products and services to customers in the telecommunications industry. A further reduction in sales would reduce our accounts receivable balances, which in turn would adversely affect our financial position by reducing cash availability under our lines of credit.

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

     FOREIGN CURRENCY TRANSLATION

         We have foreign subsidiaries that together accounted for 68.8% of our net revenues, 70.6% of our assets and 70.3% of our total liabilities as of and for the year ended December 31, 2003. In preparing our consolidated financial statements, we are required to translate the financial statements of our foreign subsidiaries from the currencies in which they keep their accounting records into United States dollars. This process results in exchange gains and losses which, under relevant accounting guidance, are either included within our statement of operations or as a separate part of our net equity under the caption "cumulative translation adjustment."

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

         Based on our assessment of the factors discussed above, we consider the functional currency of each of our international subsidiaries to be each subsidiary's local currency. Accordingly we had a cumulative translation gain of $108,000 that was included as part of accumulated other comprehensive gain within our balance sheet at December 31, 2003. During 2003, we included translation adjustments of a gain of approximately $705,000 under accumulated other comprehensive income and loss.

         If we had determined that the functional currency of our subsidiaries was United States dollars, these gains or losses would have decreased or increased our loss for 2003. The magnitude of these gains or losses depends upon movements in the exchange rates of the foreign currencies in which we transact business as compared to the value of the United States dollar. These currencies include the euro, the British pound and the Japanese yen. Any future translation gains or losses could be significantly higher or lower than those we recorded for 2003.

     GOODWILL IMPAIRMENT

         We periodically evaluate acquired businesses for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses.

         In assessing potential impairment of goodwill, we consider these factors as well as forecasted financial performance of the acquired businesses. If forecasts are not met, we may have to record additional impairment charges not previously recognized. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of those respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets that were not previously recorded. Explain what will happen if you have to record impairment. If that were the case, we would have to record an expense in order to reduce the carrying value of our goodwill. On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," or SFAS No. 142, and were required to analyze our goodwill for impairment issues by June 30, 2002, and then at least annually after that date. At December 31, 2003, the reported goodwill totals $2,447,000 (net of accumulated amortization of $1,070,000). However, during 2003, we did not record any impairment losses related to goodwill and other intangible assets.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, selected statements of operations data expressed as a percentage of total net sales.

                                                       YEARS ENDED DECEMBER 31,
                                                     ---------------------------
                                                      2003      2002      2001
                                                     -------   -------   -------
Net sales .......................................     100.0%    100.0%    100.0%
Cost of sales ...................................      58.1      62.4      56.4
                                                     -------   -------   -------
Gross profit ....................................      41.9      37.6      43.6
Selling, general and administrative expenses ....      30.6      34.1      36.9
Engineering and product development expenses ....       3.8       4.5       3.9
                                                     -------   -------   -------
Operating income (loss) .........................       7.5      (1.0)      2.8
Interest expense ................................      (1.6)     (1.9)     (1.4)
Other income (expense) ..........................      (0.2)      0.3      (0.1)
                                                     -------   -------   -------
Income (loss) from continuing operations
  before income taxes ...........................       5.7      (2.6)      1.3
Income tax expense (benefit) ....................       1.2      (0.1)      0.3
                                                     -------   -------   -------
Income (loss) from continuing operations ........       4.5      (2.5)      1.0
Income (loss) from discontinued operations ......        --        --       0.2
                                                     -------   -------   -------
Net income (loss) ...............................       4.5%     (2.5)%     1.2%
                                                     =======   =======   =======

     YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

         NET SALES. Net sales for 2003 increased by $2,855,000 (12.6%) to $25,519,000 as compared to $22,664,000 for 2002.

         Net sales of our electronic components for 2003 increased by $2,778,000 (20.7%) to $16,168,000 as compared to $13,390,000 for 2002. Net sales of power supplies by XPS for 2003 increased by $1,665,000 (23.5%) to $8,763,000 as compared to $7,098,000 for 2002 due to an increase in the number of products shipped under long-term programs. XPS also shipped $1,226,000 of electronic subassemblies in 2003 as compared to $50,000 in 2002. However, we anticipate that sales of power supplies in 2004 will decline from 2003 levels based on expected timing of shipments. Sales of digital switches manufactured by our Digitran Division for 2003 increased by $563,000 (11.9%) to $5,307,000 as compared to $4,744,000 for 2002. The increase in sales of digital switches was primarily a result of an increase in orders for spare parts that we believe was mainly due to increased military activities. Sales of electronic subsystem assemblies were $1,226,000 in 2003 as compared to $1,125,000 in 2002 due to an increased volume of subsystem assemblies sold by XPS, which was offset by a reduction in subsystem assembly sales by XET's Digitran Division due to the completion of a major contract in 2002. XET's Digitran Division recently introduced a new standard rotary switch and patent pending VLP(TM) and ELP(TM) rotary switches that we expect will be additive to switch sales in 2004 and beyond.

         Net sales of our communications equipment products and services for 2003 increased slightly by $77,000 (0.8%) to $9,351,000 as compared to $9,274,000 for 2002. We improved sales of network access and transmission equipment products by $740,000, which improvement was partially offset by a $583,000 decline in sales of test equipment by CXR Telcom and CXR-AJ. We decided to terminate the resale of test equipment by CXR-AJ in November 2000 and now have only residual sales of these products in Europe. Network access and transmission equipment net sales for 2003 increased by $740,000 (13.7%) to $6,139,000 as compared to $5,399,000 for 2002. Test equipment net sales for 2003 decreased by $528,000 (18.3%) to $2,353,000 as compared to $2,881,000 for 2002.
The sales decrease resulted from a reduction in orders from telecommunication customers in the United States, which we believe was primarily due to the weak telecom market and the continuing effect of CXR-AJ's discontinuation of test equipment resales.

         CXR-AJ produces all of our transmission products and network access equipment. Total net sales by CXR-AJ, including both test equipment and networking and transmission equipment, increased by $771,000 (13.2%) to $6,626,000 as compared to $5,855,000 for 2002. This sales increase was achieved even though we terminated our resale of test equipment business in Europe, except for residual obligations, at the end of 2002.

         Net sales of our CXR HALCYON 704 series field test equipment increased slightly by $37,000 (1.9%) to $1,994,000 as compared to $1,957,000 for 2002.
Although this sales level for our CXR HALCYON product line is historically low, the fact that there was an increase for 2003 as compared to 2002 indicates, in our opinion, that the telecommunication downturn may have bottomed out. In addition, we have aggressively marketed to non-telecommunication customers, such as government agencies, electric utilities and transportation agencies and this has resulted in improved sales of our CXR HALCYON products to non-telecommunications customers. Nevertheless, CXR Telecom's major customers are the large U.S. telecommunication companies, and their capital budget expenditures for CXR HALCYON equipment are still low in terms of our historical experience.

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

         GROSS PROFIT. Gross profit as a percentage of total net sales increased to 41.9% for 2003 as compared to 37.6% for 2002. In dollar terms, total gross profit increased by $2,167,000 (25.4%) to $10,683,000 as compared to $8,517,000 for 2002.

         Gross profit for our electronic components segment increased in dollar terms by $1,434,000 (27.6%) to $6,637,000 as compared to $5,203,000 for 2002, and increased as a percentage of related net sales to 41.1% for 2003 from 38.9% for 2002. This increase primarily was the result of increases in the profit margins of both digital switches and power supplies due to changes in product mix for both switch and XPS's power supply products. Also, increased volume helped increase gross margins of power supplies by reducing per unit costs.

         Gross profit for our communications equipment segment increased in dollar terms by $733,000 (22.1%) to $4,046,000 as compared to $3,313,000 for
2002, and increased as a percentage of net sales to 43.3% for 2003 from 35.7% for 2002. The increase in gross profit as a percentage of net sales primarily was due to reduced costs. CXR Telcom and CXR-AJ increased their gross margins as a percent of sales to 45.0% and 42.6% from 34.1% and 36.7%, respectively, due to cost reductions and higher sales at CXR-AJ.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for 2003 increased slightly by $81,000 (1.0%) to $7,812,000 as compared to $7,731,000 for 2002. Selling, general and administrative expenses decreased as a percentage of total net sales, to 30.6% of net sales during 2003 from 34.1% of net sales during 2002. Selling expenses remained static in 2003 as compared to 2002. General and administrative expenses increased modestly by $77,000 or 1.5%.

         ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses consist primarily of research and product development activities of our communications equipment segment and XET's Digitran Division. These expenses decreased by $64,000 (6.3%) to $951,000 as compared to $1,015,000 for 2002, primarily because of cost reductions in the communications equipment segment.

         OTHER INCOME (EXPENSE). Interest expense decreased by $25,000 (5.7%) to $416,000 for 2003 as compared to $441,000 for 2002 generally due to lower average debt balances at XPS and CXR-AJ. Other expense was $58,000 for 2003 as compared to other income of $80,000 for 2002 primarily due to foreign currency losses.

         INCOME TAX EXPENSE (BENEFIT). Income tax expense for 2003 was $286,000 as compared to an income tax benefit of $20,000 for 2002. The majority of the increase related to the recording by XPS of a provision for U.K. income tax that was required because XPS produced greater taxable income for 2003 than in 2002 and has consumed its net operating loss carryforwards.

         NET INCOME (LOSS). The net income for 2003 was $1,161,000 as compared to the net loss of $570,000 for 2002, an improvement of $1,731,000. The largest contributions to this positive change were the $1,099,000 and $856,000 increases in operating income of XPS and CXR-AJ, respectively, due to increased sales of XPS and increased sales and reduced costs at CXR-AJ. In addition, CXR Telcom improved its operating income by $486,000 by reducing costs. We continue to closely monitor costs throughout our operations and have reduced costs through staffing reductions in our communications equipment operations in the United States and France and through various other cost-cutting methods, such as using contract manufacturers and reducing facility rent expense. These actions have substantially reduced the sales volume required to produce profitability at both CXR Telcom and CXR-AJ.

     YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

     CONTINUING OPERATIONS

         NET SALES. Net sales for 2002 decreased by $4,759,000 (17.4%) to $22,664,000 as compared to $27,423,000 for 2001.

         Net sales of our electronic components increased by $744,000 (5.9%) to $13,390,000 for 2002 as compared to $12,646,000 for 2001. Sales of power supplies by XPS increased by $1,616,000 (29.5%) to $7,098,000 for 2002 as compared to $5,482,000 for 2001 due to an increase in the number of products shipped under long-term programs. Sales of digital switches manufactured by XET's Digitran Division declined by $1,593,000 (25.1%) to $4,744,000 for 2002 as compared to $6,337,000 for 2001. The decline in sales of digital switches was a result of lower than expected orders, which we believe was primarily due to a deferral of government orders. XET Corporation increased its sales of subassemblies by $892,000 (383%) to $1,125,000 for 2002 as compared to $233,000 for 2001 due to new contracts for electronic subsystems from a major aerospace company. These contracts were executed beginning in January 2002, and the final shipments under these contracts were in November 2002.

         Net sales of our communications equipment products and services for 2002 declined by $5,503,000 (37.2%) to $9,274,000 as compared to $14,777,000 for
2001. Test equipment net sales for 2002 declined by $4,439,000 (60.6%) to $2,881,000 as compared to $7,320,000 for 2001. The sales decline resulted from a $2,546,000 reduction in sales of test equipment by CXR Telcom and a $1,893,000 reduction in resales by CXR-AJ of test equipment not manufactured by us following our decision to discontinue those resales due to the lower gross margin trends on resale products. Management believes the sales decline for CXR Telcom resulted primarily from reductions in capital spending in 2002 as compared to capital spending in 2001 by many of our telecommunications customers due to generally weak telecommunications markets. The sales decline for CXR-AJ occurred primarily because the exclusive distribution agreement that CXR-AJ had with Sunrise Telecom, Inc. terminated as of November 1, 2001, and CXR-AJ decided not to remain in the test instruments resale business except to support a limited number of existing customers.

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

         We believe that many of the United States telecom customers that CXR Telcom serves built networks to handle an anticipated demand for voice and data traffic that has not yet occurred. Consequently, many of these customers reduced their purchasing budgets for 2002. This had a negative impact on CXR Telcom's sales.

         Net sales of transmission products and networking equipment produced by CXR-AJ decreased by $1,379,000 (20.3%) to $5,399,000 for 2002 as compared to $6,778,000 for 2001. We believe this decrease occurred primarily because of the weak telecom market and the disruption caused by the French elections in mid-2002. Total net sales by CXR-AJ, including both test equipment and transmission and networking equipment, decreased by $1,992,000 (25.4%) to $5,855,000 for 2002 as compared to $7,847,000 for 2001. We believe that the decreases in CXR-AJ's and CXR Telcom's sales relate to the overall slowdown in the telecom markets and the termination of the Sunrise Telecom contract discussed above, and that the French national and local elections in April and May 2002 may have caused a delay in purchases by major governmental customers of CXR-AJ.

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

         ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses consist primarily of research and product development activities of our communications equipment segment. These expenses remained relatively unchanged at $1,015,000 for 2002 as compared to $1,076,000 for 2001. We achieved cost savings from the closure of our St. Charles, Illinois engineering facility in August 2001 and the relocation, consolidation and downsizing of that engineering function into our Fremont, California facility. The cost savings were partially offset with increases in engineering expenses for the development of a new rotary switch at XET's Digitran Division operation in Rancho Cucamonga, California.

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

         INCOME TAX EXPENSE (BENEFIT). Income tax benefit for 2002 was $20,000 as compared to $77,000 of income tax expense for 2001. The income tax benefit in 2002 consisted of U.K. income tax refundable amounts due to the availability of net operating loss deductions. This benefit was net of $19,000 of state income taxes and $14,000 of French income tax.

         NET LOSS. Net loss for 2002 was $570,000 as compared to net income of $327,000 for 2001. The major cause of this change was the reduction in sales of our communications equipment segment below the level needed to cover fixed costs. We took in 2002 and 2001 various actions to reduce costs through staffing reductions in our communications equipment operations in the United States and France and through various other cost-cutting methods, such as using contract manufacturers, reducing facility rent expense and phasing out our administrative office in Paris, France. These actions substantially reduced the sales volume required to turn a profit at both CXR Telcom and CXR-AJ.

     DISCONTINUED OPERATIONS

         As a result of our decision to discontinue our last remaining material circuits subsidiary in October 2000, our circuits segment has been accounted for as discontinued operations. We reported income of $56,000 in 2001 as a result of reversal of excess accruals.

LIQUIDITY AND CAPITAL RESOURCES

         During the year ended December 31, 2003, we funded our operations primarily through revenue generated from our operations and through our lines of credit with Wells Fargo Business Credit, Inc. and various foreign banks. As of December 31, 2003, we had working capital of $5,696,000, which represented an increase of $1,735,000 (43.8%) over working capital of $3,961,000 at December 31, 2002. Also, at December 31, 2003, we had an accumulated deficit of $17,886,000, accumulated other comprehensive gains of $108,000, cash and cash equivalents of $1,174,000, and $5,393,000 of accounts receivable. As of December 31, 2002, we had an accumulated deficit of $19,042,000, accumulated other comprehensive loss of $597,000, cash and cash equivalents of $254,000, and $5,356,000 of accounts receivable.

         Cash provided by our operating activities totaled $1,039,000 for 2003, an improvement of $1,696,000 as compared to cash used in our operating activities of $657,000 for 2002. This increase in cash provided by operations during 2003 primarily resulted from generation of net income as compared to our recording of a net loss in the prior year, and from the reduction of inventory levels, which were partially offset with reductions in accounts payable.

         Cash used in our investing activities totaled $38,000 for 2003 as compared to $176,000 used in our investing activities for 2002. The investments for 2003 were mostly fixed asset purchases.

         Cash used in our financing activities totaled $687,000 for 2003 as compared to $206,000 of cash used in our financing activities for 2002, due to repayments of bank debt in both years.

         On August 16, 2000, our subsidiaries, CXR Telcom and XET, together with MicroTel acting as guarantor, obtained a credit facility from Wells Fargo Business Credit, Inc. In April 2002, the maturity date of the facility was extended by two years to August 16, 2005. Since April 17, 2002, the facility has provided for a revolving loan of up to $3,000,000 secured by inventory and accounts receivable and a term loan in the amount of $687,000 secured by machinery and equipment. On December 31, 2003, the interest rate was the prime rate (then 4.0%) plus 1%, subject to a minimum interest charge of $13,500 per month. The balance outstanding at December 31, 2003 was $1,077,000 on the revolving loan and $114,000 on the term loan, and we had available to us $238,000 of additional borrowings under the revolving loan. The credit facility contains restrictive financial covenants that are set by mutual agreement each year. At December 31, 2003, we were in compliance with these covenants, which include a minimum net income covenant and a minimum debt service ratio to be measured quarterly. The credit facility also contains an annual net worth covenant.

         As of December 31, 2003, our foreign subsidiaries had credit facilities, including lines of credit and term loans, with Venture Finance PLC, a subsidiary of the global Dutch ABN AMRO Holdings, N.V. financial institution, in England, IFN Finance, a subsidiary of ABN AMRO Holdings, N.V., Banc National de Paris, Societe Generale in France and Sogelease and Johnan Shinkin Bank in Japan. At December 31, 2003, the balances outstanding under our U.K., France and Japan credit facilities were $1,946,000, $657,000 and $73,000, respectively.

         XCEL Japan Ltd., or XJL, obtained a term loan on November 29, 2002 from Johnan Shinkin Bank. The loan is amortized over five years and carries an annual fixed interest rate of 3.25%. The balance of the loan as of December 31, 2003 was $73,000 using the exchange rate in effect at that date for conversion of Japanese yen into United States dollars.

         Our U.K. subsidiary, XPS, obtained a credit facility with Venture Finance PLC as of November 12, 2002. This credit facility expires on November 15, 2005. Using the exchange rate in effect at December 31, 2003 for the conversion of British pounds into United States dollars, the facility is for a maximum of $2,685,000 and includes a $627,000 unsecured cash flow loan, a $143,000 term loan secured by fixed assets and the remainder is a loan secured by accounts receivable and inventory. The interest rate is the base rate of Venture Finance PLC (3.75% at December 31, 2003) plus 2%, and is subject to a minimum rate of 4% per annum. There are no financial performance covenants applicable to this credit facility.

         As of December 31, 2003, CXR-AJ had several credit facilities with balances totaling up to approximately $657,000 in the aggregate. Each credit facility has a specified repayment term. However, each lender had the right to demand payment in full at any time prior to the scheduled maturity date of a particular credit facility. Because CXR-AJ experienced a substantial reduction in revenue in 2002, some of its lenders made reductions in the total available credit. Banque Hervet reduced availability to $78,000 from $159,000 effective December 31, 2002. CXR-AJ paid Banque Hervet balance down to zero in 2003. On February 10, 2003, Societe Generale notified CXR-AJ that CXR-AJ had to pay back its credit line balance by April 30, 2003. Societe Generale agreed to an alternative pay back schedule for the full balance owed as of March 31, 2003 so that $54,000 was due by May 31, 2003 and another $54,000 was due by June 30, 2003. The overdraft loan from Societe Generale was paid off in accordance with the bank's demand.

         On April 8, 2003, CXR-AJ obtained a credit facility from IFN Finance, a subsidiary of ABN AMRO N.V. The credit line is for a maximum of $1,516,000, based on the exchange rate in effect at December 31, 2003 for the conversion of euros into United States dollars. This is substantial increase over the total of credit lines that CXR-AJ had with its other banks. The IFN Finance facility replaces the several smaller credit lines. The IFN Finance facility is secured by accounts receivable and carries an annual interest rate of 1.6% above the French "T4M" rate. The French T4M rate was 2.6% as of December 31, 2003.

         Our backlog was $9,630,000 as of December 31, 2003 as compared to $12,702,000 as of December 31, 2002. The reduction in backlog was primarily due to substantial initial shipments as long-term contracts by XCEL Power Systems in the U.K. Such initial programs will continue with annual new orders being released to sustain ongoing levels of product requirement. Our backlog as of December 31, 2003 was 96.0% related to our electronic components business, which business tends to provide us with long lead-times for our manufacturing processes due to the custom nature of the products, and 4.0% related to our communications equipment business, which business tends to deliver standard products from stock as orders are received. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

         During 2003, 63.4% and 36.6% of our total net sales were generated by our electronic components segment and our communications equipment segment, respectively. We experienced an 18.3% decrease in our test equipment sales for 2003 as compared to 2002. The test equipment decline was due to our discontinuation of test equipment resales in Europe and the general telecommunications public carrier company downturn in the United States. Based on recent orders received, it appears to our management that the worst of the public carrier telecommunications downturn and its effect on the test equipment market has passed. However, a further reduction in sales could reduce our total accounts receivable balances, which in turn would have an adverse effect on our financial position by reducing the amount of cash available under our lines of credit. While our United States test equipment sales decreased by $338,000 (13.6%) in 2003 as compared to 2002, our sales of network access and transmission equipment for customer premises increased by $740,000 (13.7%) in the same period. The market for network access and transmission equipment did not experience the major capital equipment spending downturn that the public carrier companies in the United States experienced which negatively impacted sales of our test equipment.

         We took various actions to reduce costs in 2003. These actions were intended to reduce the cash outlays of our telecommunications equipment segment to match its revenue rate. In February 2003, we reduced the staffing level by 50% at CXR Telcom, which we estimate has reduced costs at an annualized rate of approximately $360,000. This savings is in addition to the approximate $325,000 annualized savings we are realizing from moving CXR Telcom into a lower cost facility in November 2002. We also have contracted with Asian manufacturers for production of test equipment components at lower prices than we previously paid to our former suppliers and have received shipments of quality components from these suppliers.

         The following table outlines payments due from us or our subsidiaries under our lines of credit and other significant contractual obligations over the next five years, exclusive of interest. The symbol "P" represents the prime rate, and the symbol "B" represents the lender's base rate.

                                                        PAYMENTS DUE BY PERIOD
                                                        ----------------------
                                                             (in thousands)
          CONTRACTUAL
        OBLIGATIONS AT                                                                      THERE-
       DECEMBER 31, 2003               2004       2005      2006       2007       2008      AFTER        TOTAL
  ----------------------------      ---------  ---------  ---------  ---------  ---------  ---------  ---------
  Line of Credit (Domestic)          $ 1,077     $  --      $  --      $  --      $  --      $  --     $ 1,077
     Average Interest Rate             P+1%
  Line of Credit (U.K.)              $ 1,227     $  --      $  --      $  --      $  --      $  --     $ 1,227
     Average Interest Rate             B+2%
  Overdraft (France)                 $   578     $  --      $  --      $  --      $  --      $  --     $   578
     Average Interest Rate          5.2%-7.2%
  Term Loan (Domestic)               $    72     $  42      $  --      $  --      $  --      $  --     $   114
     Average Interest Rate             P+1%
  Term Loan (U.K.)                   $    50     $ 669      $  --      $  --      $  --      $  --     $   719
     Average Interest Rate             B+2%
  Term Loan (France)                 $    68     $  11      $  --      $  --      $  --      $  --     $    79
     Average Interest Rate          5.2%-5.6%
  Term Loan (Japan)                  $    19     $  19      $  18      $  17      $  --      $  --     $    73
     Average Interest Rate            3.25%
  Capitalized Lease
    Obligations                      $   108     $  39      $   3      $  --      $  --      $  --     $   150
  Operating Leases                   $   718     $ 497      $ 425      $ 404      $ 589      $  --     $ 2,633
                                    ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                     $ 3,917    $ 1,277     $ 446      $ 421      $ 589      $  --     $ 6,650

         We believe that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, including the credit facilities we and our subsidiaries have, will be adequate to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months. If, however, our capital requirements or cash flow vary materially from our current projections or if unforeseen circumstances occur, we may require additional financing. Depressed global economic conditions may cause prolonged declines in investor confidence and accessibility to capital markets. Our failure to raise capital, if needed, could restrict our growth, limit our development of new products or hinder our ability to compete.

EFFECTS OF INFLATION

         The impact of inflation and changing prices has not been significant on the financial condition or results of operations of either our company or our operating subsidiaries.

IMPACTS OF NEW ACCOUNTING PRONOUNCEMENTS

         In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this statement has not had a material effect on our financial statements.

         In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee and also to include more detailed disclosures with respect to guarantees. FIN 45 is effective for guarantees issued or modified after December 31, 2002 and requires the additional disclosures for interim or annual periods ended after December 15, 2002. The initial recognition and measurement provisions of FIN 45 have not had an impact on our results of operations or financial position.

         In November 2002, the EITF reached a consensus on Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. This Issue provides guidance on when and how to separate elements of an arrangement that may involve the delivery or performance of multiple products, services and rights to use assets into separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods, interim or annual, beginning after June 15, 2003. We adopted Issue No. 00-21 on July 1, 2003. The adoption of Issue No. 00-21 did not have a material impact to our consolidated financial position, results of operations, or cash flows.

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

         In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51." FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. For arrangements entered into prior to January 31, 2003, the FIN 46 provisions were required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The provisions of FIN 46 have not had have a material impact on our results of operations or financial position.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise became effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material effect on our consolidated financial condition or results of operations.

         In November 2003, the EITF reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF Issue No. 03-1 provides guidance on other-than-temporary impairment and its application to debt and equity investments. The requirements apply to investments in debt and marketable equity securities that are accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The provisions of Issue No. 03-1 are effective for annual periods ending after December 15, 2003. The adoption of this Statement is not expected to have a material effect on our financial condition or results of operations.

         In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits," an amendment of SFAS No. 87, 88 and 106, and a revision of SFAS No. 132. The statement is effective for fiscal years and interim periods ending after December 15, 2003. This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, 88 and 106. The new rules require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The adoption of this Statement is not expected to have a material effect on our financial condition or results of operations.

         In December 2003, the FASB issued FASB Staff Position No. FAS 106-1 (FSP 106-1), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The guidance is effective for initial interim or annual fiscal periods ending after December 7, 2003. FSP 106-1 permits employers that sponsor postretirement benefit plans (plan sponsors) that provide prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the "Act." Without FSP 106-1, plan sponsors would be required under SFAS No. 106 to account for the effects of the Act in the fiscal period that includes December 8, 2003, the date the President signed the Act into law. The adoption of this Statement is not expected to have a material effect on our financial condition or results of operations.

         In December 2003 the SEC issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. SAB 104 codifies, revises and rescinds certain sections of SAB No. 101 in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. Accordingly, there is no impact to our results of operations, financial position or cash flows as a result of the issuance of SAB No. 104.

         In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46R). FIN 46R requires the application of either FIN 46 or FIN 46R by Public Entities to all Special Purpose Entities ("SPEs") created prior to February 1, 2003 as of December 31, 2003 for calendar year-end companies. FIN 46R is applicable to all non-SPEs created prior to February 1, 2003 at the end of the first interim or annual period ending after March 15, 2004. For all entities created subsequent to January 31, 2003, Public Entities were required to apply the provisions of FIN 46. The adoption of FIN 46 did not have a material impact to our consolidated financial position, results of operations or cash flows. The adoption of FIN 46R for SPEs did not have an impact to our consolidated financial position, results of operations or cash flows, and we do not believe the adoption of FIN 46R for non-SPEs will have a material impact to our consolidated financial position, results of operations or cash flows.

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

     OUR LACK OF LONG-TERM PURCHASE ORDERS OR COMMITMENTS MAY ADVERSELY AFFECT OUR BUSINESS IF DEMAND IS REDUCED.

         During 2003, the sale of electronic components accounted for 63.4% of our total net sales, and the sale of communications equipment and related services accounted for 36.6% of our total net sales. In many cases we have long-term contracts with our electronic components and communications equipment customers that cover the general terms and conditions of our relationships with them but that do not include long-term purchase orders or commitments. Rather, our customers issue purchase orders requesting the quantities of communications equipment they desire to purchase from us, and if we are able and willing to fill those orders, then we fill them under the terms of the contracts. Accordingly, we cannot rely on long-term purchase orders or commitments to protect us from the negative financial effects of a reduced demand for our products that could result from a general economic downturn, from changes in the electronic components and communications equipment industries, including the entry of new competitors into the market, from the introduction by others of new or improved technology, from an unanticipated shift in the needs of our customers, or from other causes.

     WE MAY NEED ADDITIONAL CAPITAL IN THE FUTURE, AND ADEQUATE FINANCING MAY NOT BE AVAILABLE TO US ON ACCEPTABLE TERMS, OR AT ALL.

         Our future capital requirements will depend upon many factors, including the magnitude of our sales and marketing efforts, the development of new products and services, possible future strategic acquisitions, the progress of our research and development efforts and the status of competitive products and services. We believe that current and future available capital resources will be adequate to fund our operations for the foreseeable future. However, to the extent we are in need of any additional financing, there can be no assurance that any additional financing will be available to us on acceptable terms, or at all. Depressed global economic conditions may cause prolonged declines in investor confidence and accessibility to capital markets. If we raise additional funds by issuing equity securities, further dilution to existing stockholders may result. If adequate funds are not available, we may be required to delay, scale back or eliminate portions of our operations and product development and marketing efforts or to obtain funds through arrangements with partners or others that may require us to relinquish rights to some of our technologies or potential products, services or other assets. Accordingly, the inability to obtain financing could result in a significant loss of ownership and/or control of our proprietary technology and other important assets and could also adversely affect our ability to fund our continued operations and our product development and marketing efforts that historically have contributed significantly to our competitiveness.

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

         As of December 31, 2003, we had $9,630,000 in backlog orders for our products. These orders were due in large part to the long lead-times associated with our electronic components products. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. However, we cannot assure you that we will be successful in fulfilling orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

     FINANCIAL STATEMENTS OF OUR FOREIGN SUBSIDIARIES ARE PREPARED USING THE RELEVANT FOREIGN CURRENCY THAT MUST BE CONVERTED INTO UNITED STATES DOLLARS FOR INCLUSION IN OUR CONSOLIDATED FINANCIAL STATEMENTS. AS A RESULT, EXCHANGE RATE FLUCTUATIONS MAY ADVERSELY IMPACT OUR REPORTED RESULTS OF OPERATIONS.

         We have established and acquired international subsidiaries that prepare their balance sheets in the relevant foreign currency. In order to be included in our consolidated financial statements, these balance sheets are converted, at the then current exchange rate, into United States dollars, and the statements of operations are converted using weighted average exchange rates for the applicable period. Accordingly, fluctuations of the foreign currencies relative to the United States dollar could affect our consolidated financial statements. Our exposure to fluctuations in currency exchange rates has increased as a result of the growth of our international subsidiaries. Sales of our products and services to customers located outside of the United States accounted for approximately 68.8% of our net sales for 2003. We currently anticipate that foreign sales will account for a similar proportion of our net sales for 2004. However, because historically the majority of our currency exposure has related to financial statement translation rather than to particular transactions, we do not intend to enter into, nor have we historically entered into, forward currency contracts or hedging arrangements in an effort to mitigate our currency exposure.

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

         The market prices of securities of technology-based companies currently are highly volatile. The market price of our common stock has fluctuated significantly in the past. In fact, during 2003, the high and low closing sale prices of a share of our common stock were $1.37 and $0.15, respectively. The market price of our common stock may continue to fluctuate in response to the following factors, many of which are beyond our control:

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

         For example, the general decline in telecommunications market activity and other changes affecting the telecommunications industry, including consolidations and restructuring of United States and foreign telephone companies, cause our sales to decrease or increase. Our sales may increase if we obtain new customers as a result of the consolidations or restructurings. However, our sales may decrease, either temporarily or permanently to the extent our customers are acquired by or combined with companies that are and choose to remain customers of our competitors.

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

     OUR PREFERRED STOCK MAY DELAY OR PREVENT A TAKEOVER OF MICROTEL, POSSIBLY PREVENTING YOU FROM OBTAINING HIGHER STOCK PRICES FOR YOUR SHARES.

         Our board of directors has the authority to issue up to 10,000,000 shares of preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights of those shares, without any further vote or action by our stockholders. Of these shares, 200 have been designated as Series A Preferred, of which none were outstanding as of December 31, 2003. In addition, 150,000 shares have been designated as Series B Preferred Stock, 570.3 of which were outstanding as of December 31, 2003. The rights of the holders of our common stock are subject to the rights of the holders of our currently outstanding preferred stock and will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that we may issue in the future. The issuance of preferred stock, while providing desired flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, which would delay, defer or prevent a change in control of MicroTel. Furthermore, preferred stock may have other rights, including economic rights senior to the common stock, and, as a result, the issuance of preferred stock could adversely affect the market value of our common stock.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Exchange Rate Sensitivity
         -------------------------

         We have established and acquired international subsidiaries that prepare their balance sheets in the relevant foreign currency. In order to be included in our consolidated financial statements, these balance sheets are converted, at the then current exchange rate, into United States dollars, and the statements of operations are converted using weighted average exchange rates for the applicable period. Accordingly, fluctuations of the foreign currencies relative to the United States dollar affects our consolidated financial statements. Our exposure to fluctuations in currency exchange rates has increased as a result of the growth of our international subsidiaries. However, because historically the majority of our currency exposure has related to financial statement translation rather than to particular transactions, we do not intend to enter into, nor have we historically entered into, forward currency contracts or hedging arrangements in an effort to mitigate our currency exposure. For further information regarding our exchange rate sensitivity, see
Item 7 of this report under the heading "Critical Accounting Policies - Foreign Currency Translation."

         Interest Rate Sensitivity
         -------------------------

         A substantial portion of our notes payable and long-term debt have variable interest rates based on the prime interest rate and/or the lender's base rate, which exposes us to risk of earnings loss due to changes in such interest rates.

         The following table provides information about our debt obligations that are sensitive to changes in interest rates. All dollars are in thousands. The symbol "P" represents the prime rate. The symbol "B" represents the lender's base rate. Balances are as of December 31, 2003.

                                                                                                           FAIR
                                                                                        THERE-             VALUE
      LIABILITIES                      2004      2005      2006      2007      2008     AFTER     TOTAL   12/31/03
----------------------------         -------   -------   -------   -------   -------   -------   -------   -------
Line of Credit (Domestic)            $ 1,077   $    --   $    --   $    --   $    --   $    --     1,077     1,077

  Average Interest Rate                P+ 1%

Line of Credit (U.K.)                $ 1,227   $    --   $    --   $    --   $    --   $    --     1,227     1,227

  Average Interest Rate                B+ 2%

Overdraft (France)                   $   578   $    --   $    --   $    --   $    --   $    --       578       578

  Average Interest Rate             5.5% -7.2%

Term Loan (Domestic)                 $    72   $    42   $    --   $    --   $    --   $    --                 114

  Average Interest Rate                P+ 1%
                                                                                                     114
Term Loan (U.K.)                     $    50   $   669   $    --   $    --   $    --   $    --       719       719

  Average Interest Rate                B+ 2%

Term Loan (France)                   $    68   $    11   $    --   $    --   $    --   $    --        79        79

  Average Interest Rate             5.2%-5.6%

Term Loan (Japan)                    $    19   $    19   $    18   $    17   $    --   $    --        73        73

  Average Interest Rate                3.25%


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

         The audit report of BDO Seidman on our consolidated financial statements and consolidated financial statement schedule as of and for the year ended December 31, 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

         Our decision to change accountants was approved by our audit committee and board of directors. In connection with the audit of the year ended December 31, 2001, and during the subsequent interim period through September 24, 2002, there were no disagreements with BDO Seidman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which disagreements, if not resolved to BDO Seidman's satisfaction, would have caused BDO Seidman to make reference to the subject matter of the disagreement in connection with its opinion. In addition, there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K under the Securities Act of 1933, as amended.

         We had not consulted with Grant Thornton in the past regarding the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on our financial statements or as to any disagreement or reportable event as described in Item 304(a)(1)(iv) and Item 304(a)(1)(v).

ITEM 9A.   CONTROLS AND PROCEDURES.

         Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 31, 2003, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         During the quarter ended December 31, 2003, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

         The names, ages and positions held by our directors and executive officers as of March 12, 2004 are as follows:

        NAME                         AGE                      TITLES
        ----                         ---                      ------
Carmine T. Oliva                     61          Chairman of the Board, President, Chief Executive
                                                    Officer and Director

Graham Jefferies                     46          Executive Vice President and Chief Operating Officer of
                                                    our Telecommunications Group and Managing Director of
                                                    various subsidiaries

Randolph D. Foote                    55          Senior Vice President, Chief Financial Officer and
                                                    Assistant Secretary

Robert B. Runyon (1)(2)              78          Secretary and Director

Laurence P. Finnegan, Jr. (1)(3)     66          Director

Otis W. Baskin                       59          Director
___________

(1) Member of the compensation committee.
(2) Member of the nominating committee.
(3) Member of the audit committee.

         CARMINE T. OLIVA has been Chairman of the Board, President and Chief Executive Officer and a Class III director of MicroTel since March 26, 1997 and of our subsidiary, XET Corporation, since he founded XET Corporation in 1983. Mr. Oliva has been Chairman of the Board of XCEL Corporation, Ltd. since 1985, and Chairman and Chief Executive Officer of CXR Telcom since March 1997. In 2002, Mr. Oliva obtained a French government working permit and assumed responsibility as President of our CXR-AJ subsidiary. From January 1999 to January 2000, Mr. Oliva served as a director of Digital Transmission Systems Inc. (DTSX), a publicly held company based in Norcross, Georgia. From 1980 to 1983, Mr. Oliva was Senior Vice President and General Manager, ITT Asia Pacific Inc. Prior to holding that position, Mr. Oliva held a number of executive positions with ITT Corporation and its subsidiaries over an eleven-year period. Mr. Oliva attained the rank of Captain in the United States Army and is a veteran of the Vietnam War. Mr. Oliva earned a B.A. degree in Social Studies/Business from Seton Hall University in 1964 and an M.B.A. degree in Business in 1966 from The Ohio State University.

         GRAHAM JEFFERIES was appointed Executive Vice President and Chief Operating Officer of our Telecommunications Group on October 21, 1999. Mr. Jefferies served as Executive Vice President of MicroTel from April 1999 through October 1999. Mr. Jefferies has served CXR-AJ as a director since March 1997 and as General Manager since July 2002, has served as Managing Director of Belix Power Conversions Ltd., Belix Wound Components Ltd. and Belix Company Ltd. since our acquisition of those companies in April 2000, as Managing Director of XCEL Power Systems, Ltd. since September 1996 and as Managing Director of XCEL Corporation, Ltd. since March 1992. Prior to joining us in 1992, he was Sales and Marketing Director of Jasmin Electronics PLC, a major United Kingdom software and systems provider, from 1987 to 1992. Mr. Jefferies held a variety of project management positions at GEC Marconi from 1978 to 1987. Mr. Jefferies earned a B.S. degree in Engineering from Leicester University, and has experience in mergers and acquisitions. Mr. Jefferies is a citizen and resident of the United Kingdom.

         RANDOLPH D. FOOTE was appointed as our Senior Vice President and Chief Financial Officer on October 4, 1999 and as our Assistant Secretary on February 12, 2001. Mr. Foote has been Vice President and Chief Financial Officer of CXR Telcom Corporation and XET Corporation since March 2000 and has been Chief Financial Officer of CXR Anderson Jacobson Inc., a California corporation that is a subsidiary of CXR-AJ, since February 2000. Mr. Foote was the Corporate Controller of Unit Instruments, Inc., a publicly traded semiconductor equipment manufacturer, from October 1995 to May 1999. From March 1985 to October 1995, Mr. Foote was the Director of Tax and Financial Reporting at Optical Radiation Corporation, a publicly traded company that designed and manufactured products using advanced optical technology. Prior to 1985, Mr. Foote held positions with Western Gear Corporation and Bucyrus Erie Company, which were both publicly traded companies. Mr. Foote earned a B.S. degree in Business Management from California State Polytechnic University, Pomona and an M.B.A. degree in Tax/Business from Golden Gate University.

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

         LAURENCE P. FINNEGAN, JR. has served as a Class II director since March 26, 1997. In addition to being a director of XET Corporation from 1985 to March 1997, Mr. Finnegan was XET Corporation's Chief Financial Officer from 1994 to 1997. Mr. Finnegan has held positions with ITT (1970-1974) as controller of several divisions, Narco Scientific (1974-1983) as Vice President Finance, Chief Financial Officer, Executive Vice President and Chief Operating Officer, and Fischer & Porter (1986-1994) as Senior Vice President, Chief Financial Officer and Treasurer. Since August 1995, he has been a principal of GwynnAllen Partners, Bethlehem, Pennsylvania, an executive management consulting firm. Since December 1996, Mr. Finnegan has been a director and the President of GA Pipe, Inc., a manufacturing company based in Langhorne, Pennsylvania. From September 1997 to January 2001, Mr. Finnegan served as Vice President Finance and Chief Financial Officer of QuestOne Decision Sciences, an efficiency consulting firm based in Pennsylvania. Since August 2001, Mr. Finnegan has served as a director and the Vice President and Chief Financial Officer of VerdaSee Solutions, Inc., a consulting and software company based in Pennsylvania. Mr. Finnegan earned a B.S. degree in Accounting from St. Joseph's University.

         OTIS W. BASKIN has served as a Class I director since February 6, 2004. He is a Professor of Management at The George L. Graziadio School of Business and Management at Pepperdine University in Malibu, California where he served as dean from 1995 to 2001. He has been a member of the full time faculty of the University of Houston - Clear Lake (1975-87) where he served as Coordinator of the Management Faculty and Director of the Center for Advanced Management Programs. He has also been Professor of Management at Arizona State University, West Campus (1987-91) and The University of Memphis (1991-95), in addition to serving as dean at both universities. Dr. Baskin has worked with AACSB International (Association for the Advancement of Collegiate Schools of

Business) as Special Advisor to the President and as Chief Executive Officer since 2002. He is an Associate with the Family Business Consulting Group, where he advises family owned and closely held businesses. He has served as a advisor to Exxon/Mobile Research and Engineering Corporation, NASA and the United States Air Force. He earned a Ph.D. in management, public relations and communication theory from The University of Texas at Austin in 1975, an M.A. degree in speech communication by the University of Houston in 1970, and a B.A. degree in religion from Oklahoma Christian University in 1968.

         Our bylaws provide that the board of directors shall consist of at least four directors. The board of directors is divided into three classes. The term of office of each class of directors is three years, with one class expiring each year at the annual meeting of stockholders. There are currently four directors, one of which is a Class I director whose term expires in 2006, one of which is a Class II director whose term expires in 2004, and two of which are Class III directors whose term expires in 2005. Officers are appointed by, and serve at the discretion of, our board of directors.

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

         Based solely upon a review of copies of the reports furnished to us during the year ended December 31, 2003 and thereafter, or any written representations received by us from directors, officers and beneficial owners of more than 10% of our common stock ("reporting persons") that no other reports were required, we believe that, during 2003, all Section 16(a) filing requirements applicable to our reporting persons were met.

CODE OF ETHICS

         Our board of directors has adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees and an additional Code of Business Ethics that applies to our Chief Executive Officer and Senior Financial Officers. We have filed these codes as exhibits to this report.

         We intend to satisfy the disclosure requirement under Item 10 of Form 8-K relating to amendments to or waivers from provision of these codes that relate to one or more of the items set forth in Item 406(b) of Regulation S-K, by describing on our Internet website, within five business days following the date of a waiver or a substantive amendment, the date of the waiver or amendment, the nature of the amendment or waiver, and the name of the person to whom the waiver was granted.

         Information on our Internet website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the Securities and Exchange Commission.


ITEM 11.   EXECUTIVE COMPENSATION.

COMPENSATION OF EXECUTIVE OFFICERS

         The following table provides information concerning the annual and long-term compensation for the years ended December 31, 2003, 2002 and 2001 earned for services in all capacities as an employee by our Chief Executive Officer and each of our other executive officers who received an annual salary and bonus of more than $100,000 for services rendered to us during 2003 (collectively, the "named executive officers"):


                                SUMMARY COMPENSATION TABLE
                                                                               LONG-TERM
                                                                           COMPENSATION AWARD
                                                     ANNUAL COMPENSATION   ------------------
                                                     -------------------       SECURITIES           ALL OTHER
         NAME AND PRINCIPAL POSITION          YEAR     SALARY     BONUS     UNDERLYING OPTIONS     COMPENSATION
         ---------------------------          ----     ------     -----     ------------------     ------------
    Carmine T. Oliva ....................     2003    $262,510   $70,000           53,000            $4,821(1)
      President and Chief Executive           2002    $250,010     --               --               $4,821(1)
      Officer                                 2001    $250,010   $40,000                             $4,821(1)
                                                                                  100,000

    Graham Jefferies ....................     2003    $200,801   $55,000           54,000           $10,320(3)
      Executive Vice President and Chief      2002    $152,093     --               --               $9,000(3)
      Operating Officer of Telecommuni-       2001    $142,639   $20,000            --               $7,697(3)
      cations Group (2)

    Randolph D. Foote....................     2003    $150,000   $30,000           35,000            $1,886(4)
      Senior Vice President, Chief            2002    $144,168     --               --               $1,604(4)
      Financial Officer and Assistant         2001    $130,005   $15,000            --                 --
      Secretary(4)
_______________

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

                    RETIREMENT ACCOUNT MATCHING CONTRIBUTIONS

         We match up to the lesser of $2,000 and 20% of Mr. Foote's contributions to his 401(k) account. During 2003, our matching contribution amounted to $1,886. This matching arrangement was generally made available to all employees of MicroTel and provides for the same method of allocation of benefits between management and non-management participants.

         Also, makes matching contributions of up to 6% of Mr. Jefferies' salary to an executives' defined contribution plan. Other employees of XPS may receive matching contributions to a defined contribution plan of up to 4% of their salary. Amounts contributed to the defined contribution plans are intended to used to purchase annuities upon retirement. During 2003, 2002 and 2001, Mr. Jefferies received matching contributions of $10,320, $9,000 and $7,697, respectively.

                        OPTION GRANTS IN LAST FISCAL YEAR

         The following table provides information regarding options granted in the year ended December 31, 2003 to the executive officers named in the summary compensation table. We did not grant any stock appreciation rights during 2003. This information includes hypothetical potential gains from stock options granted in 2003. These hypothetical gains are based entirely on assumed annual growth rates of 5% and 10% in the value of our common stock price over the ten-year life of the stock options granted in 2003. These assumed rates of growth were selected by the Securities and Exchange Commission for illustrative purposes only and are not intended to predict future stock prices, which will depend upon market conditions and our future performance and prospects.

                                                                                                    POTENTIAL
                                                                                                 REALIZABLE VALUE
                                                   PERCENTAGE OF                                 AT ASSUMED RATES
                                      NUMBER OF        TOTAL                                      OF STOCK PRICE
                                      SECURITIES      OPTIONS                                    APPRECIATION FOR
                                      UNDERLYING    GRANTED TO      EXERCISE                      OPTION TERM(3)
                            GRANT      OPTIONS     EMPLOYEES IN      PRICE       EXPIRATION    ---------------------
     NAMED OFFICER          DATE      GRANTED(1)   FISCAL YEAR(2)  PER SHARE        DATE          5%         10%
     -------------          ----      ----------   --------------  ---------        ----          --         ---
Carmine T. Oliva......     1/22/03      53,000         15.4%         $0.35         1/22/13      $11,666      $29,564
Graham Jefferies......     1/22/03      54,000         15.7%         $0.35         1/22/13      $11,887      $30,122
Randolph D. Foote.....     1/22/03      35,000         10.2%         $0.35         1/22/13      $ 7,704      $19,523
_________________________

(1) Options vested in two equal semi-annual installments on July 22, 2003 and January 22, 2004.
(2) Based on options to purchase 344,000 shares granted to our employees during 2003.
(3) Calculated using the potential realizable value of each grant.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES

         The following table provides information regarding the value of unexercised options held by the named executive officers as of December 31, 2003. None of the named executives officers acquired shares through the exercise of options during 2003.

                                                NUMBER OF
                                          SECURITIES UNDERLYING            VALUE ($) OF UNEXERCISED
                                          UNEXERCISED OPTIONS AT            IN-THE-MONEY OPTIONS AT
                                            DECEMBER 31, 2003                 DECEMBER 31, 2003 (1)
                                        ---------------------------       ---------------------------
                 NAME                   EXERCISABLE   UNEXERCISABLE       EXERCISABLE   UNEXERCISABLE
                 ----                   -----------   -------------       -----------   -------------
Carmine T. Oliva...................       180,633        265,000             82,405         20,405
Graham Jefferies...................       126,287         27,000             75,990         20,790
Randolph D. Foote..................        85,000         17,500             59,475         13,474
______________

(1) Based on the last reported sale price of our common stock of $1.12 on December 31, 2003 (the last trading day during 2003) as reported on the OTC Bulletin Board, less the exercise price of the options.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     CARMINE T. OLIVA

         As of January 1, 2001, we entered into an employment agreement with Carmine T. Oliva, our Chairman of the Board, President and Chief Executive Officer. The agreement is subject to automatic renewal for consecutive two-year terms beginning on January 1, 2006, unless, during the required notice periods (which run from September 1 to November 1 of the second year preceding the year in which a two-year renewal period is to begin), either party gives written notice of its desire not to renew. The agreement provides for a base salary of $250,000 per year and states that Mr. Oliva is eligible to receive merit or promotional increases and to participate in other benefit and incentive programs we may offer.

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

     GRAHAM JEFFERIES

         On July 2, 2001, we entered into an employment agreement with Graham Jefferies at an initial annual salary of 100,000 British pounds (approximately $141,000 at the then current exchange rates) that is subject to automatic renewal for two successive one-year terms beginning on July 2, 2004, unless, during the required notice periods (which run from May 2 to July 2 of the year preceding the year in which the renewal period is to begin), either party gives written notice of its desire not to renew. Mr. Jefferies is to act as Managing Director of XCEL Corporation, Ltd. and as Executive Vice President and Chief Operating Officer of our Telecom Group and is to perform additional services as may be approved by our board of directors. This agreement replaced a substantially similar agreement that had been effective since May 1, 1998.

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

BOARD COMMITTEES

         Our board of directors currently has an audit committee, a compensation committee and a nominating committee.

         The audit committee selects our independent auditors, reviews the results and scope of the audit and other services provided by our independent auditors and reviews our financial statements for each interim period and for our year end. Since June 26, 1999, this committee has consisted of Laurence Finnegan. Our board of directors has determined that Mr. Finnegan is an audit committee financial expert. Our board of directors has also determined that Robert Runyon, Otis Baskin and Mr. Finnegan are "independent" as defined in NASD Marketplace Rule 4200(a)(15).

         The compensation committee is responsible for establishing and administering our policies involving the compensation of all of our executive officers and establishing and recommending to our board of directors the terms and conditions of all employee and consultant compensation and benefit plans. Since June 26, 1999, this committee has consisted of Robert B. Runyon and Laurence Finnegan.

         The nominating committee selects nominees for the board of directors. Beginning in and since 2000, the nominating committee has consisted of Robert B. Runyon. The nominating committee utilizes a variety of methods for identifying and evaluating nominees for director, including candidates that may be referred by stockholders. Stockholders that desire to recommend candidates for the board for evaluation may do so by contacting MicroTel in writing, identifying the potential candidate and providing background information. Candidates may also come to the attention of the nominating committee through current board members, professional search firms and other persons. In evaluating potential candidates, the nominating committee will take into account a number of factors, including, among others, the following:

         o    Independence from management;

         o    Whether the candidate has relevant business experience;

         o    Judgment, skill, integrity and reputation;

         o    Existing commitments to other businesses;

         o    Corporate governance background;

         o Financial and accounting background, to enable the nominating committee to determine whether the candidate would be suitable for Audit Committee membership; and

         o    The size and composition of the board.

COMPENSATION OF DIRECTORS

         During 2003, each non-employee director was entitled to receive $1,500 per month as compensation for their services. In addition, since November 1, 2002, each board member chairing a standing committee has been entitled to receive $500 per month as compensation for their services. We reimburse all directors for out-of-pocket expenses incurred in connection with attendance at board and committee meetings. We may periodically award options or warrants to our directors under our existing option and incentive plans. On January 22, 2003, we granted to each non-employee director an option to purchase up to 51,000 shares of our common stock at an exercise price of $0.35 per share. The options vested in two equal installments on January 22, 2003 and January 22, 2004.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         No member of the board of directors has a relationship that would constitute an interlocking relationship with executive officers and directors of another entity. During 2003, Mr. Oliva made salary recommendations to our executive compensation and management development committee regarding salary increases for key executives.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

BENEFICIAL OWNERSHIP TABLE

         As of March 12, 2004, a total of 23,481,866 shares of our common stock were outstanding. The following table sets forth information as of that date regarding the beneficial ownership of our common stock by:

         o each person known by us to own beneficially more than five percent, in the aggregate, of the outstanding shares of our common stock as of the date of the table;
         o    each of our directors;
         o each named executive officer in the Summary Compensation Table contained elsewhere in this report; and
         o    all of our directors and executive officers as a group.

         Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated in the footnotes to the table, we believe each stockholder possesses sole voting and investment power with respect to all of the shares of common stock owned by that stockholder, subject to community property laws where applicable. In computing the number of shares beneficially owned by a stockholder and the percentage ownership of that stockholder, shares of common stock subject to options or warrants held by that person that are currently exercisable or convertible or are exercisable or convertible within 60 days after the date of the table are deemed outstanding. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person or group. The address of each person in this table is c/o MicroTel International Inc., 9485 Haven Avenue, Suite 100, Rancho Cucamonga, CA 91730. Messrs. Oliva, Jefferies and Foote are executive officers of MicroTel. Messrs. Oliva, Runyon, Finnegan and Baskin are directors of MicroTel.


                                                                AMOUNT AND NATURE
              NAME AND ADDRESS                                    OF BENEFICIAL       PERCENT
             OF BENEFICIAL OWNER            TITLE OF CLASS      OWNERSHIP OF CLASS    OF CLASS
             -------------------            --------------      ------------------    --------
Carmine T. Oliva..........................      Common              1,437,738(1)       6.1%
Robert B. Runyon..........................      Common                389,286(2)       1.6%
Laurence P. Finnegan, Jr..................      Common                253,231(3)       1.1%
Otis W. Baskin............................      Common                     --           --
Graham T. Jefferies.......................      Common                183,563(4)         *
Randolph D. Foote.........................      Common                 90,000(5)         *
All executive officers and directors
   as a group (6 persons).................      Common              2,109,938(6)      10.0%
_______________

*    Less than 1.00%
(1) Includes 81,889 shares of common stock held individually by Mr. Oliva's spouse, and 283,633 shares of common stock underlying options.
(2)  Includes 209,060 shares of common stock underlying options.
(3)  Includes 209,060 shares of common stock underlying options.
(4)  Includes 180,287 shares of common stock underlying options.
(5)  Includes 85,000 shares of common stock underlying options.
(6) Includes 988,812 shares of common stock underlying options and 81,889 shares of common stock held individually by Mr. Oliva's wife.

EQUITY COMPENSATION PLAN INFORMATION

         The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2003.

                                                                                             NUMBER OF SECURITIES
                                                                                           REMAINING AVAILABLE FOR
                                      NUMBER OF SECURITIES TO       WEIGHTED-AVERAGE        FUTURE ISSUANCE UNDER
                                      BE ISSUED UPON EXERCISE        EXERCISE PRICE          EQUITY COMPENSATION
                                          OF OUTSTANDING        OF OUTSTANDING OPTIONS,       PLANS (EXCLUDING
                                         OPTIONS, WARRANTS             WARRANTS              SECURITIES REFLECTED
PLAN CATEGORY                               AND RIGHTS                AND RIGHTS                IN COLUMN (a))
-----------------------------         -----------------------   -----------------------   -------------------------
                                                (a)                       (b)                        (c)
Equity compensation plans
   approved by security holders            1,728,558(1)                 $0.96                     1,481,000(2)
Equity compensation plans not
   approved by security holders               652,500(3)                 $0.86                           --
                                        -----------------                                      ----------------
     Total                                  2,381,058                                             1,481,000
___________

(1) Represents shares of common stock underlying options that are outstanding under our 1993 Stock Option Plan, our Employee Stock and Stock Option Plan, our 1997 Stock Incentive Plan and our Amended and Restated 2000 Stock Option Plan. The material features of these plans are described in Note 8 to our consolidated financial statements for the years ended December 31, 2003, 2002 and 2001.
(2) Represents shares of common stock available for issuance under options that may be issued under our Amended and Restated 2000 Stock Option Plan.
(3) Represents shares of common stock underlying warrants that are described in Note 8 to our consolidated financial statements for the years ended December 31, 2003, 2002 and 2001.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         We are or have been a party to employment and compensation arrangements with related parties, as more particularly described above under the headings "Compensation of Executive Officers," "Employment Contracts and Termination of Employment and Change-in-Control Arrangements" and "Compensation of Directors."

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

         The following table sets forth the aggregate fees billed to us by Grant Thorton LLP for professional services rendered for the years ended December 31, 2003 and 2002 and our predecessor auditors for the year ended December 31, 2002:

                    Fee Category                    2003               2002
                    ------------                    ----               ----

        Audit Fees                                 $177,000          $286,000
        Tax Fees                                     57,000            63,000
        All Other Fees                                5,000             4,000
                                                   --------          --------
                 Total                             $239,000          $353,000
                                                   ========          ========

         AUDIT FEES. Consists of fees billed for professional services rendered for the audit of MicroTel's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Grant Thornton LLP in connection with statutory and regulatory filings or engagements.

         TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, tax audit defense, customs and duties, mergers and acquisitions, and international tax planning.

         ALL OTHER FEES. Consists of fees for products and services other than the services reported above. In fiscal 2003, these services include assistance regarding the change in the name of CXR, SA to CXR-AJ and other miscellaneous services. In fiscal 2002, these services included filing reports regarding the change of the official address of CXR-AJ and other miscellaneous services.

         Our audit committee pre-approves all services provided by Grant Thornton LLP.

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

(b) Reports on Form 8-K
    -------------------

    None.

                  MICROTEL INTERNATIONAL INC. AND SUBSIDIARIES
         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                            Page
                                                                            ----
Financial Statements

Report of Grant Thornton LLP, Independent Certified Public Accountants...    F-2

Report of BDO Seidman, LLP, Independent Certified Public Accountants.....    F-3

Consolidated Balance Sheets as of December 31, 2003 and 2002.............    F-4

Consolidated Statements of Operations for the Years Ended December 31,
    2003, 2002 and 2001..................................................    F-5

Consolidated Statements of Comprehensive Income (Loss) for the
    Years Ended December 31, 2003, 2002 and 2001.........................    F-6

Consolidated Statements of Stockholders' Equity for the Years Ended
    December 31, 2003, 2002 and 2001.....................................    F-7

Consolidated Statements of Cash Flows for the Years Ended
    December 31, 2003, 2002 and 2001.....................................    F-8

Notes to Consolidated Financial Statements for the Years Ended
    December 31, 2003, 2002 and 2001.....................................   F-10

Financial Statement Schedule
----------------------------

Consolidated Schedule II Valuation and Qualifying Accounts for the
    Years Ended December 31, 2003, 2002 and 2001.........................   F-37

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
MicroTel International Inc.

         We have audited the accompanying consolidated balance sheets of MicroTel International Inc. as of December 31, 2003 and 2002 and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MicroTel International Inc. at December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

         We have also audited Schedule II of MicroTel International Inc. for the years ended December 31, 2003 and 2002. In our opinion, the schedule presents fairly, in all material respects, the information required to be set forth therein.

/S/ GRANT THORNTON LLP

Los Angeles, California
March 5, 2004

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
MicroTel International Inc.
Rancho Cucamonga, California

         We have audited the consolidated statements of operations, comprehensive income, stockholders' equity and cash flows of MicroTel International Inc. for the year ended December 31, 2001. We have also audited the information for the year ended December 31, 2001 in the consolidated financial statement schedule listed in the accompanying index. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and the financial statement schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and the financial statement schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and the financial statement schedule. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of MicroTel International Inc. for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the consolidated financial statement schedule referred to above presents fairly, in all material respects, the information set forth therein.

/S/ BDO Seidman, LLP
BDO Seidman, LLP

Costa Mesa, California
February 25, 2002


                                 MICROTEL INTERNATIONAL INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                          DECEMBER 31, 2003 AND 2002
                              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


ASSETS (Notes 5 and 6)                                                            2003            2002
                                                                                ---------      ---------
Current assets:
   Cash and cash equivalents                                                    $  1,174       $    254
   Accounts receivable, net of allowance for doubtful accounts
     of $161 and $130, respectively                                                5,393          5,356
   Inventories (Note 2)                                                            6,683          7,505
   Prepaid and other current assets                                                  555            343
                                                                                ---------      ---------
Total current assets                                                              13,805         13,458
Property, plant and equipment, net (Note 3)                                          322            588
Goodwill, net of accumulated amortization of $1,070 and $1,050 in 2003 and
   2002, respectively                                                              2,447          2,346
Other assets                                                                         595            394
                                                                                ---------      ---------
                                                                                $ 17,169       $ 16,786
                                                                                =========      =========
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable (Note 5)                                                       $  2,882       $  3,475
   Current portion of long-term debt (Note 6)                                        316            318
   Accounts payable                                                                1,637          2,439
   Accrued expenses                                                                3,274          3,265
                                                                                ---------      ---------
Total current liabilities                                                          8,109          9,497
Long-term debt, less current portion (Note 6)                                        819            927
Other liabilities                                                                    325            348
                                                                                ---------      ---------
Total liabilities                                                               $  9,253       $ 10,772

Commitments and contingences (Note 11)

Convertible redeemable Series A Preferred Stock, $10,000 unit value
   Authorized 200 shares; issued and outstanding 0 shares and 25 shares in
   2003 and 2002, respectively (aggregate liquidation preferences of $0
   and $250, respectively) (Note 7)                                                   --            282

Stockholders' equity (Notes 7, 8 and 11):
   Preferred stock, authorized 10,000,000 shares;
     Convertible Series B Preferred Stock, $0.01 par value,
       issued and outstanding 1,000 shares and 64,000 shares in 2003 and
       2002, respectively (aggregate liquidation preference of $4 and $410
       in 2003 and 2002, respectively)                                                 4            400
   Common stock, $0.0033 par value. Authorized 50,000,000 shares;
     issued and outstanding 23,476,000 and 21,535,000 shares in 2003 and
     2002, respectively                                                               77             71
   Additional paid-in capital                                                     25,613         24,900
   Accumulated deficit                                                           (17,886)       (19,042)

   Accumulated other comprehensive income (loss)                                     108           (597)
                                                                                ---------      ---------

Total stockholders' equity                                                         7,916          5,732
                                                                                ---------      ---------
                                                                                $ 17,169       $ 16,786
                                                                                =========      =========

                              See accompanying notes to financial statements.

                                 MICROTEL INTERNATIONAL INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      2003           2002           2001
                                                                    ---------      ---------      ---------
Net sales (Note 12)                                                 $ 25,519       $ 22,664       $ 27,423
Cost of sales                                                         14,835         14,147         15,456
                                                                    ---------      ---------      ---------
Gross profit                                                          10,684          8,517         11,967
Operating expenses:
   Selling, general and administrative                                 7,812          7,731         10,129
   Engineering and product development                                   951          1,015          1,076
                                                                    ---------      ---------      ---------
Income (loss) from operations                                          1,921           (229)           762
Other income (expense):
   Interest expense                                                     (416)          (441)          (396)
   Other, net                                                            (58)            80            (18)
                                                                    ---------      ---------      ---------
Income (loss) from continuing operations before income
   taxes                                                               1,447           (590)           348
Income tax expense (benefit) (Note 9)                                    286            (20)            77
                                                                    ---------      ---------      ---------
Income (loss) from continuing operations                               1,161           (570)           271
                                                                    ---------      ---------      ---------

Income (loss) from discontinued operations (Note 13)                      --             --             56
                                                                    ---------      ---------      ---------
Net income (loss)                                                   $  1,161       $   (570)      $    327
                                                                    =========      =========      =========

Basic earnings (loss) per share from continuing
   operations                                                       $   0.05       $  (0.03)      $   0.01
                                                                    =========      =========      =========
Diluted earnings (loss) per share from continuing
   operations                                                       $   0.05       $  (0.03)      $   0.01
                                                                    =========      =========      =========
Basic earnings (loss) per share from discontinued operations        $     --       $     --       $   0.00
                                                                    =========      =========      =========
Diluted earnings (loss) per share from discontinued operations      $     --       $     --       $   0.00
                                                                    =========      =========      =========

Basic earnings (loss) per share (Note 10)                           $   0.05       $  (0.03)      $   0.02
                                                                    =========      =========      =========

Diluted earnings (loss) per share (Note 10)                         $   0.05       $  (0.03)      $   0.01
                                                                    =========      =========      =========

                              See accompanying notes to financial statements.

                  MICROTEL INTERNATIONAL INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                 (IN THOUSANDS)


                                                  2003        2002         2001
                                                -------     -------      -------

Net income (loss)                               $1,161      $ (570)      $  327
Other comprehensive income (loss):
   Foreign currency translation adjustment         705         446         (312)
                                                -------     -------      -------
Comprehensive Income (loss)                     $1,866      $ (124)      $   15
                                                =======     =======      =======


                 See accompanying notes to financial statements.


                                           MICROTEL INTERNATIONAL INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                           YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                                          (IN THOUSANDS)


                                                        Series B                                               Accumulated
                                                       Convertible                        Additional Accumu-      Other
                                                     Preferred Stock       Common Stock     Paid-in   lated    Comprehensive
                                                    Shares     Amount   Shares      Amount  Capital  Deficit   Income (Loss)  Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                         150        938     20,570        68    24,307   (18,775)      (731)     5,807
Warrants issued for services                          --         --         --        --        21        --         --         21
Stock issued for services                             --         --        100        --        30        --         --         30
Stock issued under stock purchase plan                --         --          1        --        --        --         --         --
Foreign currency translation adjustment               --         --         --        --        --        --       (312)      (312)
Accretion of redeemable preferred stock               --         --         --        --        --       (11)        --        (11)
Net income                                            --         --         --        --        --       327         --        327
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                         150        938     20,671        68    24,358   (18,459)    (1,043)     5,862
Preferred Series B conversions                       (86)      (538)       864         3       535        --         --         --
Accretion of redeemable preferred stock               --         --         --        --        --       (13)       (13)
Warrants issued for services                          --         --         --        --         6        --         --          6
Common stock issued for services                      --         --         --        --         1        --         --          1
Foreign currency translation adjustment               --         --         --        --        --        --        446        446
Net loss                                              --         --         --        --        --      (570)        --       (570)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                          64   $    400     21,535  $     71  $ 24,900  $(19,042)  $   (597)  $  5,732
Preferred Series A conversions                        --         --      1,263         4       283        --         --        287
Preferred Series B conversions                       (63)      (396)       635         2       395        (1)        --         --
Foreign currency translation adjustment               --         --         --        --        --        --        705        705
Accretion of redeemable preferred stock               --         --         --        --        --        (4)        --         (4)
Warrants issued for services                          --         --         --        --        19        --         --         19
Exercise of warrants and options                      --         --         43        --        16        --         --         16
Net income                                            --         --         --        --        --     1,161         --      1,161
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003                           1   $      4     23,476  $     77  $ 25,613  $(17,886)  $    108   $  7,916
===================================================================================================================================

                                         See accompanying notes to financial statements.

                                                               F-7


                                      MICROTEL INTERNATIONAL INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                                     (IN THOUSANDS)


                                                                                  2003          2002          2001
                                                                                --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $ 1,161       $  (570)      $   327
   Adjustments to reconcile net income (loss) to cash provided by
     (used in) operating activities:
       Depreciation and amortization                                                249           349           345
       Amortization of intangible assets                                             --            --           370
       Provision for doubtful accounts                                               61           118           216
       Provision for inventory obsolescence                                         924           438           659
       Gain on sale of fixed assets                                                   1            (9)           --
       Stock and warrants issued for services                                        19             7            51
       Net change in operating assets of discontinued operations                     --            --           (15)
   Changes in operating assets and liabilities net of businesses acquired:
     Accounts receivable                                                           (106)           22         1,609
     Inventories                                                                   (113)         (657)       (1,755)
     Prepaids and other assets                                                     (341)          219           458
     Accounts payable                                                              (802)          114        (1,439)
     Accrued expenses and other liabilities                                         (14)         (688)         (926)
                                                                                --------      --------      --------
Cash provided by (used in) operating activities                                   1,039          (657)         (100)
                                                                                --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net purchases of property, plant and equipment                                   (63)         (193)         (120)
   Cash received from sale of fixed assets                                           13            --            --
   Cash collected on notes receivable                                                12            17            82
                                                                                --------      --------      --------
Cash used in investing activities                                                   (38)         (176)          (38)
                                                                                --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (repayments) of notes payable                                    (703)         (206)          (34)
   Net proceeds of long-term debt                                                    --            --           392
   Cash from warrant/option exercise                                                 16            --            --
                                                                                --------      --------      --------
Cash provided by (used in) financing activities                                    (687)         (206)          358
                                                                                --------      --------      --------

Effect of exchange rate changes on cash                                             606           689          (372)
Net increase (decrease) in cash and cash equivalents                                920          (350)         (152)
Cash and cash equivalents at beginning of year                                      254           604           756
                                                                                --------      --------      --------
Cash and cash equivalents at end of year                                        $ 1,174       $   254       $   604
                                                                                ========      ========      ========



                                 MICROTEL INTERNATIONAL INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                                (IN THOUSANDS)



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:                         2003          2002          2001
                                                                           ----          ----          ----
   Cash paid during the year for:
     Interest                                                            $   382       $   361       $   400
                                                                         ========      ========      ========
     Income taxes                                                        $    81       $    95       $    45
                                                                         ========      ========      ========
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING
   ACTIVITIES:
   Equipment acquired under capital lease                                $    --       $   143       $   150
                                                                         ========      ========      ========
   Common stock issued upon conversion of redeemable preferred stock     $   287       $    --       $    --
                                                                         ========      ========      ========
   Accretion of redeemable preferred stock                               $     4       $    13       $    11
                                                                         ========      ========      ========


                  MICROTEL INTERNATIONAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

         MicroTel International Inc. (the "Company") operates through three wholly-owned subsidiaries: CXR Telcom Corporation ("CXR Telcom"), CXR Anderson Jacobson, formerly CXR, SA ("CXR-AJ") and XET Corporation ("XET"). XET and its subsidiaries design, develop, manufacture and market digital and rotary switches, power supplies and subsystem assemblies. CXR Telcom and CXR-AJ design, develop, manufacture and market network access and transmission products and communications test equipment. The Company conducts its operations out of various facilities in the U.S., France, England and Japan and organizes itself in two product line segments: electronic components and communications equipment.

         In October 2000, the Company discontinued its circuits segment operations (see Note 13). At that time, the circuits segment operations consisted of XCEL Etch Tek, a wholly-owned subsidiary, and XCEL Circuits Division ("XCD"), a division of XET. XCEL Etch Tek was offered for sale and sold in November 2000. XCD, predominantly a captive supplier of printed circuit boards to the electronic components segment, has been retained and is now included in the electronic components segment. Accordingly, all current and prior financial information related to the circuits segment operations has been presented as discontinued operations in the accompanying consolidated financial statements.

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

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of all highly liquid investments with an original maturity of three months or less when purchased. As of December 31, 2003, cash in foreign accounts was $535,000.

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

                  MICROTEL INTERNATIONAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


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

DEBT ISSUANCE COSTS

         The costs related to the issuance of debt are, and the costs related to the issuance of the redeemable preferred stock were, capitalized and amortized over the life of the instruments.

PRODUCT WARRANTY LIABILITIES

         Estimated warranty costs are based on actual warranty costs as a percentage of sales and a liability is recorded and reviewed in order to reflect current activity. The Company's electronic components carry a one-year limited parts and labor warranty, and the Company's communications equipment products carry a two-year limited parts and labor warranty. The Company's communications equipment products may be returned within 30 days of purchase if a new order is received, and the new order will be credited with 80% of the selling price of the returned item. Products returned under warranty typically are tested and repaired or replaced at the Company's option. Historically, the Company has not experienced significant warranty costs or returns. During the fourth quarter of 2001, the Company performed a study of its warranty costs incurred over the previous two years. Based on the study, the Company determined that it was over-accrued and, accordingly, reduced its warranty accrual by approximately $85,000, which amount is included in cost of sales in the accompanying 2001 consolidated statement of operations.

         The Company records a liability for an estimate of costs that it expects to incur under its basic limited warranties when product revenue is recognized. Factors affecting the Company's warranty liability include the number of units sold, historical and anticipated rates of claim, and costs per claim. The Company periodically assesses the adequacy of its warranty liability accrual based on changes in these factors.

                  MICROTEL INTERNATIONAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


         The changes in the Company's product warranty liability during 2003 and 2002 were as follows:

                                                                                 Year Ended December 31,
                                                                                2003                  2002
                                                                       --------------------------------------------
Liability, beginning of year                                                   $ 32,000              $ 32,000
Expense for new warranties issued                                                14,000                32,000
Expense related to accrual revision for prior year warranties                        --                    --
Warranty claims                                                                 (14,000)              (32,000)
                                                                       --------------------------------------------
Liability, end of year                                                         $ 32,000              $ 32,000
                                                                       ============================================

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

         The following table sets forth the net income (loss), net income (loss) available for common stockholders and earnings (loss) per share amounts for the periods presented as if the Company had elected the fair value method of accounting for stock options:

                  MICROTEL INTERNATIONAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                        2003               2002               2001
                                                                        ----               ----               ----
NET INCOME (LOSS)
       As reported                                                   $     1,161       $     (570)       $      327
       Pro forma                                                     $     1,116       $     (590)       $      211

NET INCOME (LOSS) AVAILABLE FOR COMMON STOCKHOLDERS (LESS
ACCRETION OF PREFERRED STOCK)
       As reported                                                   $     1,157       $     (583)       $      316
       Pro forma                                                     $     1,112       $     (603)       $      200

BASIC EARNINGS (LOSS) PER SHARE
       As reported                                                   $      0.05       $    (0.03)       $     0.02
       Pro forma                                                     $      0.05       $    (0.03)       $     0.01

DILUTED EARNINGS (LOSS) PER SHARE
       As reported                                                   $      0.05       $    (0.03)       $     0.01
       Pro forma                                                     $      0.05       $    (0.03)       $     0.01

         The above calculations include the effects of all grants in the years presented. Because options often vest over several years and additional awards are made each year, the results shown above may not be representative of the effects on net income (loss) in future years. The additional stock based employee compensation expense determined under the fair value method totaled $45, $20 and $110 in 2003, 2002 and 2001, respectively.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. This statement defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2003 and 2002, the fair value of all financial instruments approximated carrying value.

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

                  MICROTEL INTERNATIONAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the fourth quarter of 2001, the Company finalized a sales tax audit, resulting in a final tax assessment at a lower amount than had been accrued for at December 31, 2000. The Company reversed the over-accrual in the amount of approximately $78,000 in the fourth quarter of 2001, which amount is included in selling, general and administrative expenses in the accompanying 2001 consolidated statement of operations.

CONCENTRATION OF CREDIT RISK

         Financial instruments, which potentially expose the Company to concentration of credit risk, consist primarily of cash and accounts receivable. The Company places its cash with high quality financial institutions. At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation.

         The Company's accounts receivable result from sales to a broad customer base. The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. Accounts receivable are generally due within 30 days in the Company's U.S. operations and are stated net of allowance for doubtful accounts. Accounts outstanding for longer than the contractual payment terms are considered past due. Provisions for uncollectible accounts are made based on the Company's specific assessment of the collectibility of all past due accounts. Credit losses are provided for in the financial statements and consistently have been within management's expectations. Sales to various BAE Systems companies in the U.S. and Europe represented approximately 13% and 14% of the Company's total net revenues during 2003 and 2002, respectively.

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

RECLASSIFICATIONS

         Certain reclassifications have been made to the prior years' financial statements to be consistent with the 2003 presentation.

                  MICROTEL INTERNATIONAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


(2)      INVENTORIES

         Inventories are summarized as follows:

                                                                     2003         2002
                                                                     ----         ----
Raw materials.................................................    $3,230,000    $2,904,000
Work-in-process...............................................    $1,963,000     2,988,000
Finished goods................................................    $1,490,000     1,613,000
                                                                  ----------    ----------
                                                                  $6,683,000    $7,505,000
                                                                  ==========    ==========

         Included in the amounts above are allowances for inventory obsolescence of $1,692,000 and $1,497,000 at December 31, 2003 and 2002, respectively.
Allowances for inventory obsolescence are recorded as necessary to reduce obsolete inventory to estimated net realizable value or to specifically reserve for obsolete inventory that the Company intends to dispose of. The inventory items identified for disposal at each year end are generally discarded during the following year.

(3)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following:

                                                                     2003             2002
                                                                     ----             ----
Land and buildings............................................  $    365,000    $    309,000
Machinery, equipment and fixtures.............................  $  3,591,000    $  3,717,000
Leasehold improvements........................................  $    435,000    $    450,000
                                                                -------------   -------------
                                                                $  4,391,000    $  4,476,000
Accumulated depreciation......................................  $ (4,069,000)   $ (3,888,000)
                                                                -------------   -------------
                                                                $    322,000    $    588,000
                                                                =============   =============

                  MICROTEL INTERNATIONAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


(4)      GOODWILL AMORTIZATION AND IMPAIRMENT TESTING

         The Company initially applied Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") on January 1, 2002. SFAS No. 142 provides for impairment testing of goodwill carrying values and disallows the amortization of goodwill. In applying SFAS No. 142, the Company performed the transitional reassessment and impairment tests required as of January 1, 2002 and determined that goodwill had indefinite useful lives and that there was no impairment of these assets. At the time of adoption, the Company had $1,060,000 of accumulated amortization of goodwill. The Company performed its annual required tests of impairment as of December 31, 2003 and 2002. The following table includes a reversal of the Company's goodwill amortization expenses for 2001 so that 2001 can be compared with 2003 and 2002, during which years the Company had no goodwill amortization expense in accordance with SFAS No. 142.

                                                              Year Ended December 31,
                                                     2003              2002             2001
                                                --------------     ------------    --------------
Reported net income (loss) from continuing
  operations                                    $   1,161,000      $  (570,000)     $    271,000

    Add back: goodwill amortization                        --               --           370,000
                                                --------------     ------------    --------------
    Adjusted net income (loss) excluding
      amortization of goodwill                  $   1,161,000      $  (570,000)    $     641,000
                                                ==============     ============    ==============

Income (loss) from discontinued operations                 --               --            56,000
Pro forma net income (loss)                     $   1,161,000      $  (570,000)    $     697,000
                                                ==============     ============    ==============
Earnings (loss) per share:
Basic
Reported net income (loss) from continuing
  operations                                    $        0.05      $     (0.03)    $        0.01
    Add back: goodwill amortization             $          --      $        --     $        0.02
    Adjusted net income (loss) excluding
      amortization of goodwill                  $        0.05      $     (0.03)    $        0.03
                                                ==============     ============    ==============
Income (loss) from discontinued operations                 --               --                --
Net income (loss)                               $        0.05      $     (0.03)    $        0.03
                                                ==============     ============    ==============

Diluted
Reported net income (loss) from continuing
  operations                                    $        0.05      $     (0.03)    $        0.01
    Add back: goodwill amortization                        --               --              0.02
    Adjusted net income (loss) excluding
      amortization of goodwill                  $        0.05      $     (0.03)    $        0.03
                                                ==============     ============    ==============
Income (loss) from discontinued operations                 --               --                --
Pro forma net income (loss)                     $        0.05      $     (0.02)    $        0.03
                                                ==============     ============    ==============

                  MICROTEL INTERNATIONAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


(5)      NOTES PAYABLE

         A summary of notes payable is as follows:

                                                      2003              2002
                                                      ----              ----
Line of credit with a U.S. commercial lender        $1,077,000      $1,070,000
Lines of credit with foreign banks                   1,805,000       2,405,000
                                                    -----------     -----------
                                                    $2,882,000      $3,475,000
                                                    ===========     ===========

         In April 2002, the maturity date of the facility with Wells Fargo Business Credit, Inc. was extended by two years to August 16, 2005. Since April 17, 2002, the facility has provided for a revolving loan of up to $3,000,000 secured by the Company's inventory and accounts receivable and a term loan in the amount of $687,000 secured by the Company's machinery and equipment. On December 31, 2003, the interest rate was the prime rate (then 4.0%) plus 1% subject to a minimum interest charge of $13,500 per month. Due to the minimum interest charge, the effective interest rate the Company paid for this credit facility during 2003 was 20.3%. The balance outstanding at December 31, 2003 was $1,077,000 on the revolving loan and $114,000 on the term loan, and $238,000 of additional borrowings were available under the revolving loan. The credit facility contains restrictive financial covenants that are set by mutual agreement each year. At December 31, 2003, the Company was in compliance with the covenants.

         The Company's U.K. subsidiary, XPS, obtained a credit facility with Venture Finance PLC, a subsidiary of the global Dutch ABN AMRO Holdings, N.V. financial institution which new facility replaced a Lloyds Bank facility as of November 12, 2002 and expires on November 12, 2005. Using the exchange rate in effect at December 31, 2003 for the conversion of British pounds into United States dollars, the new facility is for a maximum of $2,685,000 and includes a $627,000 unsecured cash flow loan, a $143,000 term loan secured by XPS' fixed assets and the remainder of the loan is secured by XPS' accounts receivable and inventory. The interest rate is the base rate of Venture Finance PLC (3.75% at December 31, 2003) plus 2%, and is subject to a minimum rate of 4% per annum. There are no financial performance covenants applicable to this credit facility.

         On April 8, 2003, CXR-AJ obtained a credit facility from IFN Finance, a subsidiary of ABN AMRO Holdings N.V. The new credit line is for a maximum of $1,516,000, based on the exchange rate in effect at December 31, 2003 for the conversion of euros into United States dollars. The IFN Finance facility replaced several smaller credit lines. The IFN Finance facility is secured by CXR-AJ's accounts receivable and carries an annual interest rate of 1.6 percentage points above the French "T4M" rate. The French T4M rate was 2.6% as of December 31, 2003. Funds that become available under the new IFN Finance credit line as new accounts receivables develop have been used to retire the prior existing CXR-AJ credit facilities. CXR-AJ currently also has term loan balances with Banc Nacional de Paris and Sogelease with aggregate balances totaling $80,000 as of December 31, 2003.

         XCEL Japan Ltd. ("XJL") obtained a term loan on November 29, 2002 from Johnan Shinkin Bank. The loan is amortized over five years and carries a fixed annual interest rate of 3.25%. The balance of the loan on December 31, 2003 was $73,000 using the exchange rate in effect at December 31, 2003 for conversion of Japanese yen into United States dollars.

                  MICROTEL INTERNATIONAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


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

(6)      LONG-TERM DEBT

         A summary of long-term debt follows:

                                                      2003              2002
                                                      ----              ----
Term notes payable to commercial lender (a)       $   114,000       $    95,000
Term notes payable to foreign banks (b)               871,000           901,000
Capitalized lease obligations (c)                     150,000           249,000
                                                  ------------      ------------
                                                    1,135,000         1,245,000
Current portion                                      (316,000)         (318,000)
                                                  ------------      ------------
                                                  $   819,000       $   927,000
                                                  ============      ============
---------------
         (a) Two term notes payable to Wells Fargo Business Credit, Inc. bearing interest at the lender's prime rate (4.0% at December 31, 2003) plus 1%, subject to a minimum interest charge of $13,500 per month. The term notes payable are subject to the same provisions and covenants as the credit facility discussed in Note 5. The notes are collateralized by machinery and equipment and are payable in total monthly principal installments plus interest through the final maturity date of August 16, 2005.

         (b) The Company has agreements with several foreign banks that include term borrowings that mature at various dates through 2007. Interest rates on the borrowings bear interest at rates ranging from 2.9% to 6.5% and are payable in monthly installments.

         (c) Capital lease agreements are calculated using interest rates appropriate at the inception of the lease and range from 6% to 16%. Lease liabilities are amortized over the lease term using the effective interest method. The leases all contain bargain purchase options and expire at dates through 2004.

                  MICROTEL INTERNATIONAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


         Principal maturities related to long-term debt as of December 31, 2003 are as follows:

                       Year Ending December 31,               Amount
                       ------------------------               ------
                                 2004                       $ 316,000
                                 2005                       $ 780,000
                                 2006                       $  22,000
                                 2007                       $  17,000
                                 2008                       $      --

(7)      REDEEMABLE PREFERRED STOCK

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

         The Company received net proceeds totaling approximately $1,843,000 after deduction of commissions and transaction-related expenses. Under the original certificate of designation, the Series A Shares were convertible into common stock of the Company at the option of the holder thereof at any time after the ninetieth (90th) day of issuance thereof at the conversion price per share of Series A Shares equal to $10,000 divided by the lesser of (x) $1.26 and
(y) One Hundred Percent (100%) of the arithmetic average of the three lowest closing bid prices over the forty (40) trading days prior to the exercise date of any such conversion. Also under the original certificate of designation, no more than 20% of the aggregate number of Series A Shares originally purchased and owned by any single entity could be converted in any thirty (30) day period after the ninetieth (90th) day from issuance. In the event of any liquidation, dissolution or winding up of the Company, the holders of shares of Series A Shares are entitled to receive, prior and in preference to any distribution of any assets of the Company to the holders of the Company's common stock, an amount per share equal to $10,000 for each outstanding Series A Share. Any unconverted Series A Shares were redeemable at the option of the Company for cash at a per share price equal to $11,500 per Series A Share, and any Series A Shares that remained outstanding as of May 22, 2003 were subject to mandatory redemption by the Company at the same per-share redemption price. The excess of the redeemable value over the carrying value was accreted by periodic charges to retained earnings over the original life of the issue.

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

                  MICROTEL INTERNATIONAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


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

         In May 1999, the Company's common stock was delisted from the Nasdaq SmallCap Market due to a failure to meet Nasdaq's minimum closing bid price listing requirement, and the Company's common stock began trading on the OTC Bulletin Board (see Note 8). Based upon the terms of the November 1998 agreement, the conversion price of the Series A Shares reverted back to the floating conversion price shown in the certificate of designations, which conversion price was $10,000 divided by the lesser of $1.26 and 100% of the arithmetic average of the three lowest closing bid prices over the 40 trading days prior to a conversion.

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

                  MICROTEL INTERNATIONAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


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

         In November 2000, the Company realized that the modifications to the conversion price of the Series A Shares were invalid because the Company had inadvertently failed to obtain common stockholder approval for the modifications to the certificate of designations and had also inadvertently failed to file an amendment reflecting the November 1998 modifications. The Company's board of directors distributed proxy materials requesting that holders of the Company's common stock and the Series A Shares approve an amendment to the certificate of designations that provided for a fixed conversion price of $10,000 divided by $0.1979 and an amendment to the certificate of incorporation that increased the authorized shares of common stock from 25,000,000 to 50,000,000. The amendments were approved at a special meeting of stockholders that was held on January 16, 2001. The Company filed the amendments with the Delaware Secretary of State on January 22, 2001, so that after that date, each outstanding Series A Share was convertible into 50,530 shares of common stock. As of December 31, 2003, there were no Series A Shares outstanding.

         The following table reflects the convertible redeemable preferred stock activity:

                                                   Number
                                                  of Shares          Amount
                                                  ---------          ------
Balance at December 31, 2000                          25.0        $  259,000
Conversion to common stock                              --                --
Accretion of preferred stock                            --            11,000
----------------------------                        -------       -----------
Balance at December 31, 2001                          25.0           270,000
Conversion to common stock                              --                --
Accretion of preferred stock                            --            12,000
----------------------------                        -------       -----------
Balance at December 31, 2002                          25.0           282,000
                                                    -------       -----------
Accretion of preferred stock                            --             5,000
----------------------------                        -------       -----------
Conversion to common stock                           (25.0)         (287,000)
Balance at December 31, 2003                             0        $        0
                                                    =======       ===========

(8)      STOCKHOLDERS' EQUITY

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

                  MICROTEL INTERNATIONAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


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

         o The 2000 Stock Option Plan was adopted by the board of directors in November 2000 and approved by the stockholders on January 16, 2001. The board of directors adopted the Amended and Restated 2000 Stock Option Plan ("2000 Plan") effective as of August 3, 2001. Under the 2000 Plan, options granted may be either incentive or nonqualified options. Incentive options must have an exercise price of not less than the fair market value of a share of common stock on the date of grant. Nonqualified options must have an exercise price of not less than 85% of the fair market value of a share of common stock on the date of grant. Up to 2,000,000 options may be granted under the 2000 Plan. No option may be exercised more than ten years after the date of grant.

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

         The following table shows activity in the outstanding options for the years ended December 31, 2003, 2002 and 2001:


                                                   Weighted                    Weighted                     Weighted
                                                    Average                     Average                      Average
                                         2003       Exercise       2002         Exercise         2001        Exercise
                                        Shares       Price        Shares         Price          Shares        Price
                                        ------       -----        ------         -----          ------        -----
Outstanding at beginning of year       1,432,000     $1.11       1,718,000       $1.34        1,454,000       $1.34
Granted                                  344,000     $0.35          50,000        0.32          345,000        0.41
Exercised                                (28,000)    $0.24              --          --               --          --

Forfeited                                (19,000)    $2.21        (336,000)       1.37          (81,000)       0.64
                                       ----------               -----------      -----      ------------      -----
Outstanding at end of year             1,729,000     $0.96       1,432,000       $1.11        1,718,000       $1.18
                                       ==========               ===========      ======     ============      ======

                  MICROTEL INTERNATIONAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


         The following table summarizes information with respect to stock options at December 31, 2003:

                                  Options Outstanding                                     Options  Exercisable
                        -------------------------------------                        ----------------------------
                           Number           Weighted Average                              Number
      Range of           Outstanding            Remaining             Weighted         Exercisable       Weighted
      Exercise          December 31,        Contractual Life          Average          December 31,       Average
       Price                2003                (Years)                Price              2003             Price
    -----------          ----------          ---------------        ------------     -----------------  --------
$0.20 to $1.00              1,036,000             7.23                  $0.36            839,000           $0.36
$1.01 to $2.00                676,000             1.43                   1.83            676,000            1.83
$3.01 to $4.00                 17,000             2.33                   3.23             17,000            3.23
                          -----------             ----                  -----          ---------           -----
$0.20 to $4.00              1,729,000             4.91                  $0.96          1,532,000           $1.04
                          ===========             ====                  =====          =========           =====

         The fair value of options granted during 2003 was $42,000, at a weighted average value of $0.12 per share. The fair values of options granted during 2002 and 2001 were $13,000 and $115,000, respectively, at weighted average values of $0.26 and $0.41 per share, respectively.

         If the Company had instead elected the fair value method of accounting for stock-based compensation, compensation cost would be accrued at the estimated fair value of all stock option grants over the service period, regardless of later changes in stock prices and price volatility. The fair value at date of grant for options granted in 2003, 2002 and 2001 has been estimated based on a Black-Scholes pricing model with the following assumptions: no dividend yield; expected volatility of 92% in 2003, 92% in 2002 and 89% to 95% in 2001; risk-free interest rate of 2.0% to 3.0%; and average expected lives of approximately seven to ten years.

         The board of directors has also authorized the issuance of common stock purchase warrants to certain officers, directors, stockholders, key employees and other parties as follows:

                                                                        Warrant Price
                                                 Number        ---------------------------------
                                               of Shares          Per Share          Total
                                              --------------------------------------------------
Balance outstanding at December 31, 2000       2,172,000       $0.25 to 2.50         1,703,000
Warrants issued                                  100,000       0.25 to 0.39             33,000
Warrants expired/forfeited                      (300,000)      1.00 to 1.25           (362,000)
                                              --------------------------------------------------
Balance outstanding at December 31, 2001       1,972,000       $0.25 to 2.50       $ 1,374,000
Warrants issued                                  120,000       $        0.50            60,000
Warrants expired/forfeited                     1,688,000       0.25 to 1.73        $ 1,161,000
                                              --------------------------------------------------
Balance outstanding at December 31, 2002         404,000       $0.25 to $2.50      $   273,000
Warrants issued                                  401,000       $.75 to $1.00           325,000
Warrants expired/forfeited                      (138,000)                0.66          (91,000)
Warrants exercised                               (14,000)                0.66           (9,000)
                                              --------------------------------------------------
Balance outstanding at December 31, 2003         653,000       $0.25 to $2.50      $   498,000
                                              ==================================================

         During 2003, the Company issued warrants to purchase up to 300,000 shares of common stock at the exercise price of $0.75 and 100,500 shares at the exercise price of $1.00. The Company issued the warrants for services rendered or to be rendered. The estimated value of the warrants was $19,000 and was calculated using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 1.6%, expected lives of 3 years, no dividend yield and an expected volatility of 84.8%.

                  MICROTEL INTERNATIONAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


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

         The Company had an Employee Stock Purchase Plan at its CXR Telcom subsidiary allowing eligible subsidiary employees to purchase shares of the Company's common stock at 85% of market value. During 2001, an aggregate of 900 shares were issued pursuant to the plan. The Company terminated this plan effective as of July 1, 2001.

         As of December 31, 2003, the Company was authorized to issue 50,000,000 shares of common stock. As of that date, the Company had 23,476,163 shares of common stock outstanding and 2,386,761 shares of common stock that could become issuable pursuant to the exercise of outstanding stock options and warrants and the conversion of convertible preferred stock.

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

(9)      INCOME TAXES

         The Company files a consolidated U.S. federal income tax return. This return includes all domestic companies 80% or more owned by the Company. State tax returns are filed on a consolidated, combined or separate basis depending on the applicable laws relating to the Company and its domestic subsidiaries.

                  MICROTEL INTERNATIONAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


         Income (loss) from continuing operations before income taxes was taxed under the following jurisdictions:

                                                      2003              2002              2001
                                                      ----              ----              ----
Domestic                                          $   961,000       $   497,000       $   718,000
Foreign                                               486,000        (1,087,000)         (370,000)
                                                  ------------      ------------      ------------
Total                                             $ 1,447,000       $  (590,000)      $   348,000
                                                  ============      ============      ============

         Income tax expense (benefit) consists of the following:

                                                      2003              2002            2001
                                                      ----              ----            ----
Current
   Federal                                        $   (12,000)      $        --       $     5,000
   State                                               55,000            18,000             5,000
   Foreign                                            351,000           (38,000)           67,000
                                                  ------------      ------------      ------------
Total Current                                     $   394,000       $   (20,000)      $    77,000
                                                  ============      ============      ============

Deferred
   Federal                                        $   (94,000)      $        --       $        --
   State                                              (14,000)               --                --
   Foreign                                                 --                --                --
                                                  ------------      ------------      ------------
Total Deferred                                    $  (108,000)      $        --       $        --

Total
   Federal                                        $  (106,000)      $        --       $     5,000
   State                                               41,000            18,000             5,000
   Foreign                                            351,000           (38,000)           67,000
                                                  ------------      ------------      ------------
Total                                             $   286,000       $   (20,000)      $    77,000
                                                  ============      ============      ============

         Income tax expense (benefit) differs from the amount obtained by applying the statutory federal income tax rate of 34% to income (loss) from continuing operations before income taxes as follows:

                                                      2003              2002              2001
                                                      ----              ----              ----
Tax (tax benefit) at U.S. federal statutory rate  $   492,000       $  (200,000)      $   118,000
State taxes, net of federal income tax benefit         43,000           (34,000)            5,000
Foreign income taxes                                  (63,000)          (38,000)           67,000
Change in valuation allowances                       (182,000)          258,000                --
Permanent differences                                  12,000            11,000            54,000
Utilization of net operating losses                        --                --          (167,000)
Other                                                 (16,000)          (17,000)               --
                                                  ------------      ------------      ------------
                                                  $   286,000       $   (20,000)      $    77,000
                                                  ============      ============      ============

                  MICROTEL INTERNATIONAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                           2003                 2002
                                                           ----                 ----
Deferred tax assets:
    Fixed assets depreciation                          $    269,000       $    250,000
    Allowance for doubtful accounts                          10,000              3,000
    Inventory reserves and uniform capitalization           206,000            279,000
    Other accrued liabilities                               112,000            216,000
    Deferred compensation                                   110,000            144,000
    Research credit carryforwards                                --            224,000
    Alternative Minimum Tax credit carryforwards            142,000            135,000
    Capital loss carryforwards                              136,000                 --
    Net operating loss carryforwards                     12,315,000         12,123,000
                                                       -------------      -------------
Total deferred tax assets                                13,300,000         13,374,000
Valuation allowance for deferred tax assets             (13,192,000)       (13,374,000)
                                                       -------------      -------------
Net deferred tax assets                                $    108,000       $         --
                                                       =============      =============

         Net deferred tax assets of $108,000 are included in prepaid and other current assets as of December 31, 2003. As of December 31, 2003, the Company had federal net operating loss carryforwards of approximately $36,056,000 which expire at various dates through 2022, and state net operating loss carryforwards of approximately $1,272,000, which expire at various dates through 2012. At December 31, 2002, the Company had recorded a 100% valuation allowance on the net deferred tax asset because of uncertainty regarding its realization. The ultimate realization of the deferred tax asset is dependant upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. For the year ended December 31, 2003, management recorded a reduction in its valuation allowance of $108,000 based on the domestic income in 2003 and projections for future taxable income over periods that the deferred assets are deductible. Management believes that it is more likely than not that the Company will realize the benefits of these deductible differences. The amount of the deferred tax assets considered realizable, however, could materially change in the near future if estimates of future taxable income during the carryforward period are changed.

         As a result of the merger in 1997 of the privately held XET with a wholly-owned, newly formed subsidiary of the Company, with XET as the surviving subsidiary, the Company experienced a more than 50% ownership change for federal income tax purposes. As a result, an annual limitation will be placed upon the Company's ability to realize the benefit of most of its net operating loss and credit carryforwards. The amount of this annual limitation, as well as the impact of the application of other possible limitations under the consolidated return regulations, has not been definitively determined at this time. Management believes sufficient uncertainty exists regarding the realizability of the deferred tax asset items and that a valuation allowance, substantially equal to the net deferred tax asset amount, is required.

                  MICROTEL INTERNATIONAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


(10)     EARNINGS (LOSS) PER SHARE

         The following table illustrates the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

                                                                         2003               2002               2001
                                                                         ----               ----               ----
NUMERATOR:
Net income (loss)                                                    $  1,161,000       $   (570,000)      $    327,000
     Less: accretion of the excess of the redemption value over
     the carrying value of redeemable preferred stock                      (4,000)           (13,000)           (11,000)
Income (loss) attributable to common stockholders                    $  1,157,000       $   (583,000)      $    316,000
DENOMINATOR:
Weighted average number of common shares outstanding during the
   period - basic                                                      22,567,000         21,208,000         20,594,000
Incremental shares from assumed conversions of warrants,
   options and preferred stock                                          1,244,000                 --          3,188,000
Adjusted weighted average shares - diluted                             23,811,000         21,208,000         23,782,000

Basic earnings (loss) per share                                      $       0.05       $      (0.03)      $       0.02

Diluted earnings (loss) per share                                    $       0.05       $      (0.03)      $       0.01

         The following table shows the common stock equivalents that were outstanding as of December 31, 2003 and 2002 but were not included in the computation of diluted earnings (loss) per share because the options' or warrants' exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive:


                                                            Number              Exercise Price
                                                          of Shares               Per Share
                                                          ---------               ---------
Anti-dilutive common stock options:
    As of December 31, 2003                                 693,000             $1.13 to $3.44
    As of December 31, 2002                               1,432,000             $0.20 to $3.44
Anti-dilutive common stock warrants:
    As of December 31, 2003                                  32,000                 $2.50
    As of December 31, 2002                                 404,000             $0.25 to $2.50

         The computation of diluted loss per share for 2002 excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants because their effect was anti-dilutive due to losses incurred by the Company. See summary of outstanding stock options and warrants in Note 8.

(11)     COMMITMENTS AND CONTINGENCIES

LEASES

         The Company conducts most of its operations from leased facilities under operating leases that expire at various dates through 2013. The leases generally require the Company to pay all maintenance, insurance and property tax costs and contain provisions for rent increases. Total rent expense, net of sublease income, for 2003, 2002 and 2001 was approximately $909,000, $1,097,000 and $1,091,000, respectively.

                  MICROTEL INTERNATIONAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


         The future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

                        Year Ending December 31,                  Amount
                        ------------------------                  ------
                                  2004                         $    718,000
                                  2005                              497,000
                                  2006                              425,000
                                  2007                              404,000
                           2008 and thereafter                      585,000
                                                               ------------
                                                               $  2,629,000
                                                               ============
LITIGATION

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

EMPLOYEE BENEFIT PLANS

         Effective October 1, 1998, the Company instituted a defined contribution plan ("401(k) Plan") covering the majority of its U.S. domestic employees. Participants may make voluntary pretax contributions to such plans up to the limit as permitted by law. Annual contributions to any plan by the Company is discretionary. The Company made contributions of $20,000, $22,000 and $16,000 to the 401(k) Plan for the years ended December 31, 2003, 2002 and 2001, respectively.

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

                  MICROTEL INTERNATIONAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


         Effective July 2, 2001, the Company and Graham Jefferies, Managing Director of XCEL Corporation Ltd. and Executive Vice President and Chief Operating Officer of the Company's Telecommunications Group, entered into an employment agreement that provides for an initial annual salary of 100,000 British pounds (approximately $141,000 at the then current exchange rates), an initial term of three years, two renewal periods of one year each, and severance pay of at least one years' salary.

(12)     SEGMENT AND MAJOR CUSTOMER INFORMATION

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

         In October 2000, the Company decided to discontinue its circuits segment operations. At that time the circuits segment operations consisted of XCEL Etch Tek, a wholly-owned subsidiary, and XCEL Circuits Division ("XCD"), a division of XET Corporation, a wholly-owned subsidiary of the Company. XCEL Etch Tek was offered for sale. XCD is essentially a captive supplier of printed circuit boards to the electronic components segment with total sales to external customers of $153,000, $160,000 and $127,000 for the years ended December 31, 2003, 2002 and 2001, respectively. XCD has been retained and is now included in the electronic components segment. Accordingly, all current and prior financial information related to the circuits segment operations have been presented as discontinued operations in the accompanying consolidated financial statements, with the exception of XCD which has been included in the current and prior financial information related to the electronic components segment in the accompanying consolidated financial statements.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon profit or loss from operations before income taxes exclusive of nonrecurring gains and losses. The Company accounts for intersegment sales at prices negotiated between the individual segments.

                  MICROTEL INTERNATIONAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


         The Company's reportable segments are comprised of operating entities offering the same or similar products to similar customers. Each segment is managed separately because each business has different customers and different design and manufacturing and marketing strategies. Selected financial data for each of the Company's operating segments is shown below.


                                       2003               2002              2001
                                       ----               ----              ----
SALES TO EXTERNAL CUSTOMERS:
     Electronic Components          $16,168,000      $ 13,390,000       $12,646,000
     Communications Equipment         9,351,000         9,274,000        14,777,000
                                    $25,519,000      $ 22,664,000       $27,423,000
INTEREST EXPENSE:
     Electronic Components          $   247,000      $    259,000       $   228,000
     Communications Equipment           162,000           168,000           158,000
                                    $   409,000      $    427,000       $   386,000
DEPRECIATION AND AMORTIZATION:
     Electronic Components          $    72,000      $     93,000       $   279,000
     Communications Equipment            65,000           177,000           322,000
                                    $   137,000      $    270,000       $   601,000
SEGMENT PROFITS (LOSSES):
     Electronic Components          $ 3,590,000      $  2,452,000       $ 2,882,000
     Communications Equipment            74,000        (1,257,000)          450,000
                                    $ 3,664,000      $  1,195,000       $ 3,332,000
SEGMENT ASSETS:
     Electronic Components          $ 9,466,000      $  9,445,000       $ 9,060,000
     Communications Equipment         6,969,000         6,773,000         8,317,000
                                    $16,435,000      $ 16,218,000       $17,377,000

                  MICROTEL INTERNATIONAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


         The following is a reconciliation of the reportable segment revenues, profit or loss and assets to the Company's consolidated totals.

                                                                        2003             2002               2001
                                                                        ----             ----               ----
Net sales
---------
   Total sales for reportable segments                            $ 25,519,000       $ 22,664,000       $ 27,423,000
   Elimination of intersegment sales                                        --                 --                 --
Total consolidated revenues                                       $ 25,519,000       $ 22,664,000       $ 27,423,000

Profit (loss) from continuing operations
----------------------------------------
   before income taxes
   -------------------
     Total profit (loss) for reportable segments                  $  3,656,000       $  1,195,000       $  3,332,000
     Unallocated amounts:
       General corporate expenses                                   (2,209,000)        (1,785,000)        (2,984,000)
Consolidated income (loss) from continuing operations before
   income taxes                                                   $  1,447,000       $   (590,000)      $    348,000

Assets
------
   Total assets for reportable segments                           $ 16,437,000       $ 16,218,000       $ 17,377,000
   Other assets                                                        732,000            568,000            311,000
Total consolidated assets                                         $ 17,169,000       $ 16,786,000       $ 17,688,000

Interest expense
----------------
   Interest expense for reportable segments                       $    409,000       $    427,000       $    386,000
   Other interest expense                                                7,000             14,000             10,000
Total interest expense                                            $    416,000       $    441,000       $    396,000

Depreciation and amortization
-----------------------------
Depreciation and amortization expense
   for reportable segments                                        $    137,000       $    270,000       $    601,000
   Other depreciation and amortization expense                          64,000             79,000            114,000
Total depreciation and amortization                               $    201,000       $    349,000       $    715,000

                  MICROTEL INTERNATIONAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


         A summary of the Company's net sales and identifiable assets by geographical area follows:

                                    2003             2002              2001
                                    ----             ----              ----
Net sales:
----------
    United States               $ 7,971,000       $ 8,598,000       $12,461,000
    Japan                           838,000           768,000         1,085,000
    France                        6,627,000         5,854,000         7,848,000
    United Kingdom               10,083,000         7,444,000         6,029,000
                                ------------      ------------      ------------
                                $25,519,000       $22,664,000       $27,423,000
                                ============      ============      ============
Long-lived assets:
------------------
    United States               $   117,000       $   399,000       $   422,000
    Japan                            16,000            15,000            14,000
    France                          107,000           177,000           186,000
    United Kingdom                   82,000            97,000           136,000
                                ------------      ------------      ------------
                                $   322,000       $   688,000       $   758,000
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

         One customer in the electronic components segment accounted for 10% or more of net sales during 2003, 2002 and 2001.

(13)     DISCONTINUED OPERATIONS

         In October 2000, the Company decided to discontinue its circuits segment operations. At that time, the circuits segment operations consisted of XCEL Etch Tek, a wholly-owned subsidiary and XCD, a division of XET Corporation, a wholly-owned subsidiary of the Company. During 1998 and 1999, the Company sold substantially all of the assets of two other circuits operations, HyComp and XCEL Arnold Circuits. XCD is essentially a captive supplier of printed circuit boards to the electronic components segment with total sales to external customers of $153,000, $160,000 and $127,000 for the years ended December 31, 2003, 2002 and 2001, respectively. XCD has been retained and is now included in the electronics components segment. Accordingly, all current and prior financial information related to the circuits segment operations (XCEL Etch Tek, HyComp and XCEL Arnold) has been presented as discontinued operations in the accompanying consolidated financial statements.

         Summarized results of operations for the discontinued operations for 2003, 2002 and 2001 are as follows:

                                                             2003              2002              2001
                                                             ----              ----              ----
Net sales                                                  $    --           $    --          $    --
                                                      ================= ================ =================
Operating income (loss)                                    $    --           $    --          $   56,000
                                                      ================= ================ =================
Gain (loss) on sale of discontinued operations             $    --           $    --          $    --
                                                      ================= ================ =================

                  MICROTEL INTERNATIONAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


         There were no assets and liabilities as of December 31, 2003, 2002 and 2001 relating to the circuits segment.

(14)     NEW ACCOUNTING PRONOUNCEMENTS

         In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of this statement to have a material effect on the Company's financial statements.

         In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee and also to include more detailed disclosures with respect to guarantees. FIN 45 is effective for guarantees issued or modified after December 31, 2002 and requires the additional disclosures for interim or annual periods ended after December 15, 2002. The initial recognition and measurement provisions of FIN 45 did not have a material impact on the Company's results of operations or financial position.

         In November 2002, the EITF reached a consensus on Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. This Issue provides guidance on when and how to separate elements of an arrangement that may involve the delivery or performance of multiple products, services and rights to use assets into separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods, interim or annual, beginning after June 15, 2003. The Company adopted Issue No. 00-21 on July 1, 2003. The adoption of Issue No. 00-21 did not have a material impact to the Company's consolidated financial position, results of operations, or cash flows.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of SFAS 123" ("SFAS No. 148"). This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the

                  MICROTEL INTERNATIONAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


market value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and adopted the interim disclosure provisions for its financial reports beginning with the quarter ending March 31, 2003. Because the adoption of this standard involves disclosures only, the adoption did not have a material impact on the Company's results of operations, financial position or liquidity.

         In January 2003, the FASB FIN 46, "Consolidation of Variable Interest Entities - An interpretation of ARB No. 51" ("FIN 46"). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. For arrangements entered into prior to January 31, 2003, the FIN 46 provisions were required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The provisions of FIN 46 have not had a material impact on the Company's results of operations or financial position.

         In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material effect on the Company's financial condition or results of operations.

         In November 2003, the EITF reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF Issue No. 03-1 provides guidance on other-than-temporary impairment and its application to debt and equity investments. The requirements apply to investments in debt and marketable equity securities that are accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The provisions of Issue No. 03-1 are effective for annual periods ending after December 15, 2003. The adoption of this Statement is not expected to have a material effect on the Company's financial condition or results of operations.

         In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits," an amendment of SFAS No. 87, 88 and 106, and a revision of SFAS No. 132. The statement is effective for fiscal years and interim periods ending after December 15, 2003. This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, 88 and 106. The new rules require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The adoption of this Statement is not expected to have a material effect on the Company's financial condition or results of operations.

         In December 2003, the FASB issued FASB Staff Position No. FAS 106-1 (FSP 106-1), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The guidance is effective for initial interim or annual fiscal periods ending after December 7, 2003. FSP 106-1 permits employers that sponsor postretirement benefit plans (plan sponsors) that provide prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the "Act"). Without FSP 106-1, plan sponsors would be required under SFAS No. 106 to account for the effects of the Act in the fiscal period that includes December 8, 2003, the date the President signed the Act into law. The adoption of this Statement is not expected to have a material effect on the Company's financial condition or results of operations.

                  MICROTEL INTERNATIONAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


         In December 2003 the SEC issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. SAB 104 codifies, revises and rescinds certain sections of SAB No. 101 in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. Accordingly, there is no impact to our results of operations, financial position or cash flows as a result of the issuance of SAB No. 104.

         In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (FIN 46R). FIN 46R requires the application of either FIN 46 or FIN 46R by Public Entities to all Special Purpose Entities ("SPEs") created prior to February 1, 2003 as of December 31, 2003 for calendar year-end companies. FIN 46R is applicable to all non-SPEs created prior to February 1, 2003 at the end of the first interim or annual period ending after March 15, 2004. For all entities created subsequent to January 31, 2003, Public Entities were required to apply the provisions of FIN 46. The adoption of FIN 46 did not have a material impact to our consolidated financial position, results of operations or cash flows. The adoption of FIN 46R for SPEs did not have an impact to our consolidated financial position, results of operations or cash flows, and we do not believe the adoption of FIN 46R for non-SPEs will have a material impact to our consolidated financial position, results of operations or cash flows.

                  MICROTEL INTERNATIONAL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


(15)     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following is a summary of the quarterly operations for the years ended December 31, 2003 and 2002 (in thousands, except for per share data).


                    2003                           Mar. 31      June 30      Sept. 30      Dec. 31
                    ----                           -------      -------      --------      -------
Net Sales                                           5,668        6,824        6,420         6,597
Gross Profit                                        2,141        2,829        2,715         2,999
Net income (loss)                                      44          359          504           254
Income (loss) available to common shareholder          42          357          504           254
Earnings (loss) per share:
     Basic                                             --         0.02         0.02          0.01
     Diluted                                           --         0.02         0.02          0.01

                    2002                           Mar. 31      June 30      Sept. 30      Dec. 31
                    ----                           -------      -------      --------      -------
Net Sales                                           4,820        6,118        5,764         5,962
Gross Profit                                        1,529        2,510        2,084         2,394
Net income (loss)                                    (699)         255         (330)          204
Income (loss) available to common shareholder        (702)         252         (333)          201
Earnings (loss) per share:
     Basic                                          (0.03)        0.01        (0.02)         0.01
     Diluted                                        (0.03)        0.01        (0.02)         0.01


                                 MICROTEL INTERNATIONAL INC. AND SUBSIDIARIES
                                           CONSOLIDATED SCHEDULE II
                                       VALUATION AND QUALIFYING ACCOUNTS
                                 YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001



                                                                Additions
                                                Balance at      Charged to   Deductions
                                               Beginning of     Costs and   Write-offs of   Balance at
                Description                         Year         Expenses      Accounts     End of Year
                -----------                         ----         --------      --------     -----------
Allowance for doubtful accounts:
     Year ended December 31, 2003                  130,000         61,000       (30,000)       161,000
     Year ended December 31, 2002                  226,000        118,000      (214,000)       130,000
     Year ended December 31, 2001                  111,000        216,000      (101,000)       226,000

Allowance for inventory obsolescence:
     Year ended December 31, 2003                1,497,000        924,000      (729,000)     1,692,000
     Year ended December 31, 2002                1,152,000        438,000       (93,000)     1,497,000
     Year ended December 31, 2001                1,169,000        659,000      (676,000)     1,152,000

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                    DESCRIPTION
------                    -----------

2.1 Asset Purchase Agreement effective September 1, 2000 by and among the Registrant, CXR Telcom Corporation and T-Com, LLC (1)

2.2 Bill of Sale and Assignment and Assumption Agreement dated as of September 22, 2000 between T-Com, LLC and CXR Telcom Corporation (1)

2.3 Letter agreement dated October 2, 2000 among the Registrant, CXR Telcom Corporation and T-Com, LLC relating to Asset Purchase Agreement by and among the same parties (1)

2.4 Asset Purchase Agreement dated as of November 15, 2000 by and among XET Corporation, the Registrant, Bryan Fuller, Tama-Lee Mapalo and Etch Tek Electronics Corporation (2)

2.5 Asset Purchase Agreement dated as of July 31, 1995 by and among BNZ Incorporated, Robert Bertrand, and XCEL Arnold Circuits, Inc. (10)

3.1 Certificate of Incorporation of the Registrant, as filed with the Delaware Secretary of State on July 14, 1989 (9)

3.2 Certificate of Amendment of Certificate of Incorporation of the Registrant, as filed with the Delaware Secretary of State on October 12, 1989 (9)

3.3 Certificate of Amendment of Certificate of Incorporation of the Registrant, as filed with the Delaware Secretary of State on October 16, 1991 (9)

3.4 Certificate of Amendment of Certificate of Incorporation of the Registrant, as filed with the Delaware Secretary of State on April 19, 1994 (9)

3.5 Certificate of Amendment of Certificate of Incorporation of the Registrant, as filed with the Delaware Secretary of State on March 6, 1995 (9)

3.6 Certificate of Amendment of Certificate of Incorporation of the Registrant, as filed with the Delaware Secretary of State on August 28, 1996 (9)

3.7 Certificate of Designations, Preferences and Rights of Preferred Stock of the Registrant, as filed with the Delaware Secretary of State on May 20, 1998 (9)

3.8 Amended Certificate of Designations, Preferences and Rights of Preferred Stock of the Registrant, as filed with the Delaware Secretary of State on July 1, 1998 (9)

3.9 Certificate of Correction of Amended Certificate of Designations, Preferences and Rights of Preferred Stock as filed with the Delaware Secretary of State on November 20, 2000 (9)

3.10 Second Amended and Restated Certificate of Designations, Preferences and Rights of Preferred Stock as filed with the Delaware Secretary of State on December 28, 1999 (3)

EXHIBIT
NUMBER                    DESCRIPTION
------                    -----------

3.11 Certificate of Correction of Second Amended Certificate of Designations, Preferences and Rights of Preferred Stock as filed with the Delaware Secretary of State on November 21, 2000 (9)

3.12 Certificate of Designations, Preferences and Rights of Series B Preferred Stock of the Registrant as filed with the Delaware Secretary of State on September 19, 2000 (1)

3.13 Certificate of Amendment of Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on January 22, 2001 (10)

3.14 Certificate of Amendment of Certificate of Designation of the Registrant as filed with the Delaware Secretary of State on January 22, 2001 (10)

3.15     Bylaws of the Registrant (9)

3.16     Amendments to Bylaws effective as of June 1, 2001 (11)

10.1     1993 Stock Option Plan (#) (9)

10.2     Employee Stock and Stock Option Plan (#) (4)

10.3     1997 Stock Incentive Plan (#) (5)

10.4     Amended and Restated 2000 Stock Option Plan (#) (12)

10.5 Credit and Security Agreement dated as of August 16, 2000 by and among XET Corporation, CXR Telcom Corporation and Wells Fargo Business Credit, Inc. (1)

10.6 Revolving Note dated August 16, 2000 in the principal sum of $3,000,000 made by CXR Telcom Corporation and XET Corporation in favor of Wells Fargo Business Credit, Inc. (1)

10.7 Term Note dated August 16, 2000 in the principal sum of $646,765 made by XET Corporation in favor of Wells Fargo Business Credit, Inc. (1)

10.8 Term Note dated August 16, 2000 in the principal sum of $40,235 made by CXR Telcom Corporation in favor of Wells Fargo Business Credit, Inc.
         (1)

10.9 Guarantee dated August 16, 2000 made by Carmine T. Oliva in favor of Wells Fargo Business Credit, Inc. (1)

10.10 Waiver of Interest dated August 16, 2000 made by Georgeann Oliva in favor of Wells Fargo Business Credit, Inc. (1)

10.11 Guarantee dated August 16, 2000 made by the Registrant in favor of Wells Fargo Business Credit, Inc. (1)

10.12 Guarantor Security Agreement dated August 16, 2000 made by the Registrant in favor of Wells Fargo Business Credit, Inc. (1)

EXHIBIT
NUMBER                    DESCRIPTION
------                    -----------

10.13 Lease agreement between the Registrant and Property Reserve Inc. dated September 16, 1999 (6)

10.14 Lease agreement between XET, Inc. and Rancho Cucamonga Development dated August 30, 1999 (6)

10.15 Lease Agreement between SCI Limited Partnership-I and CXR Telcom Corporation, dated July 28, 1997 (7)

10.16    Lease agreement between XET Corporation and P&S Development (8)

10.17 General Partnership Agreement between XET Corporation and P&S Development (8)

10.18 Letter dated January 26, 2001 from Wells Fargo Business Credit, Inc. confirming the release of Guarantee dated August 16, 2000 (10)

10.19 Employment Agreement dated as of January 1, 2001 between the Registrant and Carmine T. Oliva (#) (10)

10.20 Employment Agreement dated as of July 2, 2001 between the Registrant and Randolph D. Foote (#) (12)

10.21 Employment Agreement dated as of January 1, 2001 between the Registrant and Graham Jefferies (#) (12)

10.22 First Amendment to Credit and Security Agreement dated as of September 29, 2000 by and between CXR Telcom Corporation, XET Corporation and Wells Fargo Business Credit, Inc. (13)

10.23 Second Amendment to Credit and Security Agreement dated as of November 29, 2000 by and between CXR Telcom Corporation, XET Corporation and Wells Fargo Business Credit, Inc. (13)

10.24 Third Amendment to Credit and Security Agreement dated as of September 20, 2001 by and between CXR Telcom Corporation, XET Corporation and Wells Fargo Business Credit, Inc. (13)

10.25 Fourth Amendment to Credit and Security Agreement dated as of April 17, 2002 by and between CXR Telcom Corporation, XET Corporation and Wells Fargo Business Credit, Inc. (14)

10.26 Sublease Agreement dated as of October 29, 2002, by and between Novellis Systems, Inc. and CXR Telcom Corporation (16)

10.27 Deed of Guarantee and Indemnity dated November 12, 2002 made by MicroTel International Inc., XCEL Corporation Limited, Belix Power Conversion Limited and Belix Wound Components Limited in favor of Venture Finance PLC (16)

10.28 Advantage Facility dated November 12, 2002 between XCEL Power Systems Limited and Venture Finance PLC (16)

10.29 Cashflow Loan Agreement dated November 12, 2002 between XCEL Power Systems Limited and Venture Finance PLC (16)

EXHIBIT
NUMBER                    DESCRIPTION
------                    -----------

10.30 Term Loan Agreement dated November 12, 2002 between XCEL Power Systems Limited and Venture Finance PLC (16)

10.31 Deed of Subordination dated November 12, 2002 between Venture Finance PLC, MicroTel International Inc. and XCEL Corporation Limited (16)

10.32 Agreement for the Purchase of Debts dated November 12, 2002 between XCEL Power Systems Limited and Venture Finance PLC (16)

10.33 Letter Agreement dated October 23, 2002 between XCEL Power Systems Limited and Venture Finance PLC regarding Amendments to Agreement for the Purchase of Debts (16)

10.34 Waiver of Default Agreement dated March 28, 2003 between XET Corporation, CXR Telcom Corporation and Wells Fargo Business Credit, Inc. (16)

10.35    Description of Retirement Account Matching Contributions (#)

10.36 Fifth Amendment to Credit and Security Agreement dated July 1, 2003 by and between CXR Telcom Corporation and XET Corporation, as borrowers, and Wells Fargo Business Credit, Inc., as lender (16)

10.37 Credit Facility Agreement dated April 8, 2003, between IFN Finance and CXR, S.A.S. (16)

10.38 English Summary of Credit Facility Agreement dated April 8, 2003 between IFN Finance and CXR, S.A.S. (17)

14.1     Code of Business Conduct and Ethics

14.2     Code of Ethics for CEO and Senior Financial Officers

16 Letter dated October 4, 2002 from BDO Seidman, LLP regarding change in certifying accountant (15)

21       Subsidiaries of the Registrant

23.1     Consent of Grant Thornton LLP, Independent Certified Public Accountants

23.2     Consent of BDO Seidman, LLP, Independent Certified Public Accountants

31 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S. C. Section 350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_______________

(#) Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit.

(1) Filed as an exhibit and incorporated by reference to the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2000

(2) Filed as an exhibit and incorporated by reference to the Registrant's current report on Form 8-K for November 15, 2000

(3) Filed as an exhibit and incorporated by reference to the Registrant's annual report on Form 10-K for the year ended December 31, 1999

(4) Filed as an exhibit and incorporated by reference to the Registrant's definitive proxy statement for the annual meeting of stockholders to be held June 11, 1998

(5) Filed as an exhibit and incorporated by reference to the Registrant's definitive proxy statement for the special meeting of stockholders to be held January 16, 2001

(6) Filed as an exhibit and incorporated by reference to the Registrant's registration statement on Form S-8 (Registration Statement No. 333-29925)

(7) Filed as an exhibit and incorporated by reference to the Registrant's annual report on Form 10-K/A for the year ended December 31, 1996

(8) Filed as an exhibit and incorporated by reference to Amendment No. 1 to Registrant's registration statement on Form S-1 (Registration Statement No. 333-41580)

(9) Filed as an exhibit and incorporated by reference to the Registrant's annual report on Form 10-K for the year ended December 31, 2000

(10) Filed as an exhibit and incorporated by reference to the initial filing of the Registrant's registration statement on Form S-1 (Registration Statement No. 333-63024)

(11) Filed as an exhibit and incorporated by reference to Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1 (Registration Statement No. 333-63024)

(12) Filed as an exhibit and incorporated by reference to the Registrant's quarterly report on Form 10-Q for the nine months ended September 30, 2001

(13) Filed as an exhibit and incorporated by reference to the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2002

(14) Filed as an exhibit and incorporated by reference to the Registrant's current report on Form 8-K for September 24, 2002

(15) Filed as an exhibit and incorporated by reference to the Registrant's annual report on Form 10-K for the year ended December 31, 2002.

(16) Filed as an exhibit and incorporated by reference to the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2003.

(17) Filed as an exhibit and incorporated by reference to Amendment No. 1 to the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 23rd day of March, 2004.

                                          MICROTEL INTERNATIONAL INC.

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

SIGNATURE                              CAPACITY                              DATE
---------                              --------                              ----
/s/ Carmine T. Oliva           Chairman of the Board, President,        March 23, 2004
----------------------------   Chief Executive Officer (principal
Carmine T. Oliva               executive officer) and Director


/s/ Randolph D. Foote          Chief Financial Officer                  March 23, 2004
----------------------------   (principal accounting and
Randolph D. Foote              financial officer),
                               Senior Vice President and
                               Assistant Secretary


/s/ Robert B. Runyon           Secretary and Director                   March 23, 2004
----------------------------
Robert B. Runyon


/s/ Laurence P. Finnegan, Jr.  Director                                 March 23, 2004
----------------------------
Laurence P. Finnegan, Jr.


/s/ Otis W. Baskin             Director                                 March 23, 2004
----------------------------
Otis W. Baskin


                        EXHIBITS ATTACHED TO THIS REPORT

EXHIBIT
NUMBER                              DESCRIPTION
------                              -----------

10.35    Description of Retirement Account Matching Contributions

14.1     Code of Business Conduct and Ethics

14.2     Code of Ethics for CEO and Senior Financial Officers

21       Subsidiaries of the Registrant

23.1     Consent of Grant Thornton LLP, Independent Certified Public Accountants

23.2     Consent of BDO Seidman, LLP, Independent Certified Public Accountants

31 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S. C. Section 350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002