Form 10-Q
period 2004-03-31
MICROTEL INTERNATIONAL INC
filed 2004-05-14
CIK 854852

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended MARCH 31, 2004  or

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


                          9485 HAVEN AVENUE, SUITE 100
                       RANCHO CUCAMONGA, CALIFORNIA 91730
               (Address of Principal Executive Offices) (Zip Code)

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

     As of May 5, 2004, there were 23,481,866 shares of the issuer's common stock, $0.0033 par value, outstanding.

================================================================================

                                               PART I
                                        FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

         Condensed Consolidated Balance Sheets as of March 31, 2004 (unaudited)
               and December 31, 2003.............................................................  F-1

         Condensed Consolidated Statements of Operations for the Three Months
               Ended March 31, 2004 and 2003 (unaudited).........................................  F-2

         Condensed Consolidated Statements of Comprehensive Income (Loss) for the
               Three Months Ended March 31, 2004 and 2003 (unaudited)............................  F-3

         Condensed Consolidated Statements of Stockholders' Equity for the
               Three Months Ended March 31, 2004 (unaudited).....................................  F-4

         Condensed Consolidated Statements of Cash Flows for the Three Months Ended
               March 31, 2004 and 2003 (unaudited)...............................................  F-5

         Notes to Condensed Consolidated Financial Statements (unaudited)........................  F-6

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS................................................    2

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK........................................................................   12

ITEM 4.       CONTROLS AND PROCEDURES............................................................   13

                                     PART II
                                OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS..................................................................   14

ITEM 2.       CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES...   14

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES....................................................   14

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................   14

ITEM 5.       OTHER INFORMATION..................................................................   14

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K...................................................   15

SIGNATURES    ...................................................................................   15


                                   PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                            MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                             AS OF MARCH 31, 2004 AND DECEMBER 31, 2003
                         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                       March 31,    December 31,
ASSETS                                                                   2004           2003
                                                                       ---------      ---------
Current assets:                                                       (unaudited)
   Cash and cash equivalents                                           $  1,076       $  1,174
   Accounts receivable, net of allowance for doubtful
     accounts of $153 and $161, respectively                              4,712          5,393
   Inventories                                                            6,577          6,683
   Prepaid and other current assets                                         538            555
                                                                       ---------      ---------
Total current assets                                                     12,903         13,805
Property, plant and equipment, net                                          401            322
Goodwill, net of accumulated amortization of $1,075 and $1,050,
   respectively                                                           2,475          2,447
Other assets                                                                561            595
                                                                       ---------      ---------
                                                                       $ 16,340       $ 17,169
                                                                       =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                       $  2,320       $  2,882
   Current portion of long-term debt                                        285            316
   Accounts payable                                                       1,432          1,637
   Accrued expenses                                                       3,180          3,274
                                                                       ---------      ---------
Total current liabilities                                                 7,217          8,109
Long-term debt, less current portion                                        842            819
Other liabilities                                                           296            325
                                                                       ---------      ---------
Total liabilities                                                      $  8,355       $  9,253
                                                                       =========      =========

Stockholders' equity:
   Preferred stock, authorized 10,000,000 shares;
     Convertible Series B Preferred Stock, $0.01 par value;
     issued and outstanding 200 shares and 1,000 shares,
     respectively (aggregate liquidation preferences of $1 and
     $4, respectively)                                                        1              4
   Common stock, $0.0033 par value. Authorized 50,000,000 shares;
     issued and outstanding 23,482,000 and 23,476,000,
     respectively                                                            77             77
   Additional paid-in capital                                            25,617         25,613
   Accumulated deficit                                                  (17,816)       (17,886)
   Accumulated other comprehensive income                                   106            108
Total stockholders' equity                                                7,985          7,916
                                                                       ---------      ---------
                                                                       $ 16,340       $ 17,169
                                                                       =========      =========

                                 See accompanying notes to condensed
                                 consolidated financial statements.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

                                              Three months ended March 31,
                                              ----------------------------
                                                  2004            2003
                                                --------        --------
                                        (in thousands, except per share amounts)

Net sales                                       $ 6,192         $ 5,668
Cost of sales                                     3,445           3,527
                                                --------        --------
Gross profit                                      2,747           2,141
Operating expenses:
   Selling, general and administrative            2,217           1,698
   Engineering and product development              283             221
                                                --------        --------
Income from operations                              247             222
Other expense:
   Interest expense                                 (96)            (96)
   Other expense                                     (6)            (14)
                                                --------        --------
Income before income taxes                          145             112
Income tax expense                                   75              68
                                                --------        --------
Net income                                      $    70         $    44
                                                ========        ========
Earnings per share:
   Net income
     Basic                                      $  0.00         $  0.00
                                                ========        ========
     Diluted                                    $  0.00         $  0.00
                                                ========        ========

                       See accompanying notes to condensed
                       consolidated financial statements.

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)




                                                    Three Months Ended March 31
                                                    ---------------------------
                                                        2004          2003
                                                        -----         -----
                                                          (In Thousands)

Net income                                              $ 70          $ 44
Other comprehensive income (loss):
   Foreign currency translation adjustment                (2)           28
                                                        -----         -----
Comprehensive Income                                    $ 68          $ 72
                                                        =====         =====





                       See accompanying notes to condensed
                       consolidated financial statements.


                                           MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                                                 THREE MONTHS ENDED MARCH 31, 2004
                                     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                            (UNAUDITED)
                                                          (IN THOUSANDS)


                                              Series B
                                            Convertible                                                      Accumulated
                                           Preferred Stock         Common Stock     Additional                  Other
                                        --------------------  --------------------    Paid-In   Accumulated Comprehensive
                                         Shares      Amount    Shares       Amount    Capital     Deficit    Income (Loss)   Total
                                        ---------- ---------  ---------- ---------- ----------- ------------ ------------ ----------
Balance at December 31, 2003                1      $    4      23,476       $  77   $ 25,613     $ (17,886)    $  108       $ 7,916
Preferred Series B conversions                         (3)          4                      3                                     --
Stock option exercise                                               2                      1                                      1
Foreign currency translation adjustment                                                                            (2)           (2)
Net profit                                                                                              70                       70
                                        ---------- --------- ---------- ---------- ----------- ------------- ------------ ----------
Balance at March 31, 2004                   1      $    1      23,482       $  77   $ 25,617     $ (17,816)    $  106       $ 7,985
                                        ========== ========= ========== ========== =========== ============= ============ ==========



                                                See accompanying notes to condensed
                                                consolidated financial statements.


                                      MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                                       THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (UNAUDITED)

                                                                                     Three months ended March 31,
                                                                                        2004              2003
                                                                                      ----------       ----------
                                                                                          (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                            $      70        $      44
Adjustments to reconcile net income to cash provided by operating activities:
     Depreciation and amortization                                                           59               78
     Provision for doubtful account                                                          --               37
     Provision for obsolete/slow moving inventory                                           173               67
     Changes in operating assets and liabilities:
       Accounts receivable                                                                  681              136
       Inventories                                                                          (62)              40
       Other assets                                                                          39             (174)
     Accounts payable and accrued expenses                                                 (328)             240
                                                                                      ----------       ----------
Cash provided by operating activities                                                       632              468
                                                                                      ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net purchases of property, plant and equipment                                           (96)              (4)
                                                                                      ----------       ----------

Cash (used in) investing activities                                                         (96)              (4)
                                                                                      ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (decrease) in notes payable and long-term debt                                      (569)            (814)
                                                                                      ----------       ----------

Cash (used in) financing activities                                                        (569)            (814)
                                                                                      ----------       ----------

Effect of exchange rate changes on cash                                                     (65)             125

Net (decrease) in cash and cash equivalents                                                 (98)            (225)
                                                                                      ----------       ----------

Cash and cash equivalents at beginning of period                                          1,174              254
                                                                                      ----------       ----------

Cash and cash equivalents at end of period                                            $   1,076        $      29
                                                                                      ==========       ==========

Cash paid for:
     Income tax                                                                       $       5        $      14
                                                                                      ==========       ==========
     Interest                                                                         $      70        $      93
                                                                                      ==========       ==========

                                           See accompanying notes to condensed
                                           consolidated financial statements.

                          MICROTEL INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003
                                   (UNAUDITED)


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

         The unaudited condensed consolidated financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of March 31, 2004 and December 31, 2003 and the results of operations and cash flows for the related interim periods ended March 31, 2004 and 2003. However, these results are not necessarily indicative of results for any other interim period or for the year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements included in its 2003 annual report on Form 10-K.

STOCK-BASED COMPENSATION

         The Company applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock-based compensation plans. Accordingly, no compensation cost is recognized for its employee stock option plans unless the exercise price of options granted is less than fair market value on the date of grant. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure."

         The following table sets forth the net income, net income available for common stockholders and earnings per share amounts for the periods presented as if the Company had elected the fair value method of accounting for stock options for all periods presented:


                          MICROTEL INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2004 AND 2003
                                   (UNAUDITED)


                                                                            Three months ended
                                                                                 March 31
                                                                       -------------------------------
                                                                            2004              2003
                                                                       -------------     -------------
Net income:
   As reported                                                         $     70,000      $     44,000
   Add:  Stock based compensation expense included in reported net
     income, net of related tax effect                                           --                --
   Deduct:  Stock-based compensation expense determined under the
     fair value-based method                                                (15,000)          (13,000)
                                                                       -------------     -------------

   Pro forma                                                           $     55,000      $     31,000
                                                                       =============     =============

Basic earnings per share:
   As reported                                                         $       0.00      $       0.00
   Add: Stock based compensation expense included in reported net
     income, net of related tax effect                                           --                --
   Deduct: Stock-based compensation expense determined under the
     fair value-based method                                                     --                --
                                                                       -------------     -------------

   Pro forma                                                           $       0.00      $       0.00
                                                                       =============     =============

Diluted earnings per share:
   As reported                                                         $       0.00      $       0.00
   Add: Stock based compensation expense included in reported net
     income, net of related tax effect                                           --                --
   Deduct: Stock-based compensation expensed determined under the
     fair value-based method                                                     --                --
                                                                       -------------     -------------

   Pro forma                                                           $       0.00      $       0.00
                                                                       =============     =============

         The above calculations include the effects of all grants in the periods presented. Because options often vest over several years and additional awards are made each year, the results shown above may not be representative of the effects on net income or loss in future periods. The calculations were based on a Black-Scholes pricing model with the following assumptions: no dividend yield; expected volatility of 87% to 92%; risk-free interest rate of 3%; expected lives of 7 years. The additional stock-based employee compensation expense determined under the fair value method totaled $15 and $13 for the three months ended March 31, 2004 and 2003, respectively.

                          MICROTEL INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2004 AND 2003
                                   (UNAUDITED)


(2) EARNINGS PER SHARE

     The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                                         Three months
                                                                                        ended March 31,
                                                                                    -----------------------
                                                                                       2004         2003
                                                                                    ---------     ---------
                                                                                (in thousands, except per share
                                                                                            amounts)
NUMERATOR:
Net income                                                                          $     70      $     44

Less:  accretion of the excess of the redemption value over
the carrying value of redeemable preferred stock                                          --            (2)
                                                                                    ---------     ---------

Income attributable to common stockholders                                          $     70      $     42
                                                                                    =========     =========

DENOMINATOR:
Weighted average number of common shares outstanding during the period                23,480        21,545

Incremental shares from assumed conversions of warrants, options and preferred
stock                                                                                    915         1,862
                                                                                    ---------     ---------

Diluted weighted average number of outstanding shares                                 24,395        23,407
                                                                                    ---------     ---------

Basic earnings per share                                                            $   0.00      $   0.00
                                                                                    =========     =========

Diluted earnings per share                                                          $   0.00      $   0.00
                                                                                    =========     =========

         The computation of diluted loss per share for the three month period ended March 31, 2004 excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants because their effect was antidilutive due to losses incurred by the Company or such instruments had exercise prices greater than the average market price of the common shares during the periods presented.

         The following options and warrants were excluded from the computation of diluted earnings per share as a result of the exercise prices exceeding the average market prices of the underlying shares of common stock.

                                                                      Three months ended
                                                                           March 31,
                                                               ----------------------------------
                                                                   2004                 2003
                                                               --------------      --------------
 Options and warrants to purchase shares of common stock          693,000             308,000
                                                               --------------      --------------

 Exercise prices                                               $1.89 - $3.44       $0.39 - $3.44
                                                               --------------      --------------

                          MICROTEL INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

(3)  INVENTORIES

         Inventories consist of the following:

                                       March 31, 2004        December 31, 2003
                                       --------------        -----------------

  Raw materials                           $  3,186,000            $  3,230,000

  Work-in-process                            1,812,000               1,963,000

  Finished goods                             1,579,000               1,490,000
                                          ------------            ------------

                                          $  6,577,000            $  6,683,000
                                          ============            ============

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

         There were no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the amounts disclosed in the Company's audited consolidated financial statements included in its 2003 annual report on Form 10-K. Selected financial data for each of the Company's operating segments is shown below:

                                          Three months ended  Three months ended
                                            March 31, 2004      March 31, 2003
                                          ------------------  ------------------
Sales to external customers:
      Electronic Components                  $ 3,905,000         $ 3,471,000
      Communications Equipment                 2,287,000           2,197,000
                                             ------------        ------------
                                             $ 6,192,000         $ 5,668,000
                                             ============        ============

Segment pretax profits (losses):
      Electronic Components                  $   783,000         $   674,000
      Communications Equipment                   (11,000)           (132,000)
                                             ------------        ------------
                                             $   772,000         $   542,000
                                             ============        ============

                          MICROTEL INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 2004 AND 2003
                                   (UNAUDITED)


                                             March 31, 2004    December 31, 2003
                                             --------------    -----------------
Segment assets:
      Electronic Components                   $ 8,716,000         $ 9,466,000
      Communications Equipment                  7,134,000           6,969,000
                                              -----------         -----------
                                              $15,850,000         $16,435,000
                                              ===========         ===========

         The following is a reconciliation of the reportable segment income and assets to the Company's consolidated totals:


                                          Three months ended  Three months ended
                                            March 31, 2004      March 31, 2003
                                          ------------------  ------------------

Total income for reportable segments          $ 772,000        $ 542,000
Unallocated amounts:
   Unallocated general corporate expenses      (627,000)        (430,000)
                                              ----------       ----------
Consolidated income (loss) before
      income taxes                            $ 145,000        $ 112,000
                                              ==========       ==========


                                            March 31, 2004   December 31, 2003
                                             ------------      ------------
Assets
   Total assets for reportable segments      $15,850,000       $16,437,000
   Other assets                                  490,000           732,000
                                             ------------      ------------
Total consolidated assets                    $16,340,000       $17,169,000
                                             ============      ============

(5) NEW ACCOUNTING PRONOUNCEMENTS

         New accounting pronouncements are discussed under the heading "Impacts of New Accounting Pronouncements" on page 10 of this report.

(6) INCOME TAXES

         The effective tax rate for the three-month period ended March 31, 2004 is different than the 34% U.S. statutory rate primarily because of foreign taxes on foreign source income that cannot be offset by domestic tax loss carryforwards.

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

         The information contained in this document is not a complete description of our business or the risks associated with an investment in our common stock. Before deciding to buy or maintain a position in our common stock, you should carefully review and consider the various disclosures we made in this report, and in our other materials filed with the Securities and Exchange Commission that discuss our business in greater detail and that disclose various risks, uncertainties and other factors that may affect our business, results of operations or financial condition. In particular, you should review our annual report on Form 10-K for the year ended December 31, 2003, and the "Risk Factors" we included in that report.

         Any of the factors described above could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

OVERVIEW

         Through our three wholly-owned operating subsidiaries, XET Corporation ("XET"), CXR Telcom Corporation ("CXR Telcom"), and CXR Anderson Jacobson, formerly CXR, SA ("CXR-AJ"), and through the divisions and subsidiaries of those subsidiaries, we design, develop, manufacture, assemble, and market products and services in the following two material business segments:

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

         Sales to customers in the electronic components segment, primarily to aerospace customers, defense contractors and industrial customers, were 63.4%, 59.1% and 46.1% of our total net sales during 2003, 2002 and 2001, respectively, and 63.1% of our total net sales during the three months ended March 31, 2004. Sales of communications equipment and related services, primarily to private customer premises and public carrier customers, were 36.6%, 40.9% and 53.9% of our total net sales during 2003, 2002 and 2001, respectively, and 36.9% of our total net sales during the three months ended March 31, 2004.

         During the three months ended March 31, 2004, we achieved sales volume increases in our electronic components and communications equipment segments of 12.5% and 4.1%, respectively, as compared to the three months ended March 31, 2003. Although sales volumes of our communications products are still historically low, these sales volumes did increase during the three months ended March 31, 2004 as compared to the comparable prior year period. As discussed below, our cost reductions and Asian outsourcing have reduced the breakeven point in our communications equipment segment, which enabled us to produce a small operating profit in this segment despite the historically low sales volume.

         In 2003, our communications equipment segment sales increased slightly from the historically low level experienced in 2002. As a result of the general business downturn in 2002, we experienced significant reductions in sales and gross profit as well as changes in our product mix. Consequently, during 2003 we shifted our overall focus toward growing our electronic components business. However, we also continued working to improve the growth and performance of our communications equipment business, particularly customer premises network access and transmission products. These efforts continued during the first quarter of 2004.

         In addition to shifting our overall focus toward growing our electronic components business, during the first half of 2003 we reduced costs at CXR Telcom by reducing its work force and increasing our sourcing of test equipment components from Asian manufacturers that produce components for lower prices than we previously paid to our former suppliers. We have also reduced costs in our communications equipment segment and lowered the breakeven point both in our United States and France operations through various cost-cutting methods, such as using Asian contract manufacturers, reducing facility rent expense and downsizing our administrative office in Paris, France. These cost-cutting efforts were a major factor in restoring our communications equipment segment to profitability in 2003 and the first quarter of 2004. However, we cannot predict if the recent improvement in telecom sales indicates the end of the severity of the telecommunications market downturn or the extent to which the downturn may continue to negatively affect our ability to sell our products and services to customers in the telecommunications industry. A further reduction in sales would have reduced our accounts receivable balances, which in turn would adversely affect our financial position by reducing cash availability under our lines of credit.

CRITICAL ACCOUNTING POLICIES

         Our significant accounting policies are described in the notes to the consolidated financial statements that are included in our annual report on Form 10-K for the year ended December 31, 2003. We believe our most critical accounting policies include inventory valuation, foreign currency translation and goodwill impairment.

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

     FOREIGN CURRENCY TRANSLATION

         We have foreign subsidiaries that together accounted for 68.8% of our net revenues, 70.6% of our assets and 70.3% of our total liabilities as of and for the year ended December 31, 2003, and 68.9% of our net revenues, 71.8% of our assets and 45.7% of our total liabilities as of and for the three months ended March 31, 2004. In preparing our consolidated financial statements, we are required to translate the financial statements of our foreign subsidiaries from the currencies in which they keep their accounting records into United States dollars. This process results in exchange gains and losses which, under relevant accounting guidance, are either included within our statement of operations or as a separate part of our net equity under the caption "cumulative translation adjustment."

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

         Based on our assessment of the factors discussed above, we consider the functional currency of each of our international subsidiaries to be each subsidiary's local currency. Accordingly, we had cumulative translation gains of $108,000 and $106,000 that were included as part of accumulated other comprehensive income within our balance sheets at December 31, 2003 and March 31, 2004, respectively. During the year ended December 31, 2003 and the three months ended March 31, 2004, we included foreign currency translation adjustments of a gain of approximately $705,000 and a loss of $2,000, respectively, under other comprehensive income or loss.

         If we had determined that the functional currency of our subsidiaries was United States dollars, these gains or losses would have decreased or increased our loss for these periods. The magnitude of these gains or losses depends upon movements in the exchange rates of the foreign currencies in which we transact business as compared to the value of the United States dollar. These currencies include the euro, the British pound and the Japanese yen. Any future translation gains or losses could be significantly higher or lower than those we recorded for these periods.

     GOODWILL IMPAIRMENT

         We periodically evaluate acquired businesses for potential impairment indicators. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses.

         In assessing potential impairment of goodwill, we consider these factors as well as forecasted financial performance of the acquired businesses. If forecasts are not met, we may have to record additional impairment charges not previously recognized. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of those respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets that were not previously recorded. If that were the case, we would have to record an expense in order to reduce the carrying value of our goodwill. On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," or SFAS No. 142, and were required to analyze our goodwill for impairment issues by June 30, 2002, and then at least annually after that date. At December 31, 2003, the reported goodwill totals $2,447,000 (net of accumulated amortization of $1,070,000). During 2003 and the three months ended March 31, 2004, we did not record any impairment losses related to goodwill and other intangible assets.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

         The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of total net sales:

                                                                    Three months ended
                                                                         March 31,
                                                            ------------------------------------
                                                                  2004              2003
                                                            -----------------   ----------------
         Net sales.........................................       100.0%             100.0%
         Cost of sales.....................................        55.6               62.2
                                                                 -------           --------
         Gross profit......................................        44.4               37.8
         Selling, general and administrative
           expenses........................................        35.8               30.0
         Engineering and product development
           expenses........................................         4.6                3.9
                                                                 -------           --------
         Operating income..................................         4.0                3.9
         Interest expense..................................        (1.6)              (1.7)
         Other income......................................        (0.1)              (0.2)
                                                                 -------           --------
         Income before income tax expense..................         2.3                2.0
         Income tax expense................................         1.2                1.2
                                                                 -------           --------
         Net income .......................................         1.1%               0.8%
                                                                 =======           =======

         NET SALES. Net sales for the three months ended March 31, 2004 increased by $524,000 (9.2%) to $6,192,000 as compared to $5,668,000 for the three months ended March 31, 2003.

         Net sales of our electronic components increased by $434,000 (12.5%) to $3,905,000 for the three months ended March 31, 2004 as compared to $3,471,000 for the three months ended March 31, 2003. Net sales of power supplies by XCEL Power Systems Ltd. ("XPS") decreased by $539,000 (25.4%) to $1,570,000 for the three months ended March 31, 2004 as compared to $2,109,000 for the three months ended March 31, 2003 due to a decrease in the number of products shipped under long-term programs. We anticipate that during the remainder of 2004 we will experience general decreases in net sales of power supplies as compared to 2003 due to the scheduling of deliveries under our contracts. Despite the decrease in net sales of power supplies, during the three months ended March 31, 2004, XPS exceeded its total net sales for the comparable prior year period due to a $387,000 increase in sales of electronic subsystem assemblies. Net sales of digital switches manufactured by XET Corporation's Digitran Division increased by $255,000 (20.7%) to $1,489,000 for the three months ended March 31, 2004 as compared to $1,234,000 for the three months ended March 31, 2003. The increase in net sales of digital switches was a result of increased orders from our customers for military equipment spares that we believe were partially due to the war in Iraq. Sales of electronic subsystem assemblies manufactured by the Digitran Division were negligible in the current period and the comparable prior year period.

         Net sales of our communications equipment products and services for the three months ended March 31, 2004 increased by $90,000 (4.1%) to $2,287,000 as compared to $2,197,000 for the three months ended March 31, 2003. The increase was primarily due to an improvement in net sales of test equipment by CXR Telcom. Test equipment net sales increased by $191,000 (65.6%) to $482,000 as compared to $291,000 in the prior year period primarily due to an increase in the capital budgets of the U.S. telecommunications companies for the purchase of CXR-Telcom test equipment and $115,000 of sales related to a contract for test equipment for an agency of the Department of Homeland Security. We believe that there is a high probability of follow-on orders for this project.

         CXR-AJ, our French subsidiary, produces all of our network access equipment and transmission products. Total net sales by CXR-AJ decreased $179,000 (9.5%) to $1,715,000 for the three months ended March 31, 2004 as compared to $1,894,000 for the three months ended March 31, 2003. Net sales of network access equipment and transmission products manufactured by CXR-AJ decreased by $111,000 (6.5%) to $1,601,000 as compared to $1,712,000 in the prior year period. Because the economy in France and Europe was somewhat slow during the three months ended March 31, 2004, CXR-AJ started the first quarter of 2004 with lower backlog than CXR-AJ had at the same time last year. Also, regional elections scheduled in France for April 2004 resulted in a freeze on some local projects that may have used CXR-AJ's products.

         GROSS PROFIT. Gross profit as a percentage of total net sales increased to 44.4% for the three months ended March 31, 2004 as compared to 37.8% for the comparable period in 2003. In dollar terms, total gross profit increased by $606,000 (28.3%) to $2,747,000 for the three months ended March 31, 2004 as compared to $2,141,000 for the comparable period in 2003.

         Gross profit for our electronic components segment increased in dollar terms by $271,000 (19.8%) to $1,641,000 for the three months ended March 31, 2004 as compared to $1,370,000 for the three months ended March 31, 2003, and increased as a percentage of related net sales to 42.0% for the three months ended March 31, 2004 from 39.5% for the three months ended March 31, 2003. This increase primarily resulted from increased profit margins of digital switches due to changes in product mix and increased volume, which reduced the cost burden on a unit basis, and an increase in sales of spare parts that usually carry a higher gross profit than original equipment. The gross profit for power supplies increased slightly to $609,000 from $597,000 in the prior year period, but decreased as a percentage of net sales to 25.8% from 27.2%.

         Gross profit for our communications equipment segment increased in dollar terms by $335,000 (43.5%) to $1,106,000 for the three months ended March 31, 2004 as compared to $771,000 for the comparable period in 2003, and increased as a percentage of net sales to 48.4% for the three months ended March 31, 2004 from 35.1% for the three months ended March 31, 2003. The increase in gross profit was due to the increase in sales volume at CXR Telcom, the reduction in costs due to outsourcing and the sale of demo equipment. These factors were instrumental in improving our gross profit in test instruments and related sales to $361,000 as compared to a gross loss of $24,000 in the prior period. CXR-AJ's decrease to $744,000 from $795,000 in the prior year period primarily was due to lower sales of network access products.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $519,000 (30.6%) to $2,217,000 for the three months ended March 31, 2004 as compared to $1,698,000 for the three months ended March 31, 2003. Selling, general and administrative expenses also increased as a percentage of total net sales, to 35.8% of net sales during the three months ended March 31, 2004 from 30.0% of net sales during the comparable period in 2003. The increase in selling, general and administrative expenses was due to several factors discussed below.

         Sales commissions increased by $72,000 due to higher sales volume, and selling expenses increased by $180,000 due to sales force expansion. Administrative expenses increased due to executive bonus accruals, which were not accrued in the first quarter of the prior year because of the modest net income, legal fee increases, additional investor relations expenses and higher auditing and accounting costs. These administrative expenses increased because we incurred legal fees and consulting expenses related to searching for and analyzing potential acquisitions and also incurred other expenses in the three months ended March 31, 2004. Also, we recorded a bonus accrual of $53,000 for the three months ended March 31, 2004, but there was no similar accrual during the comparable prior year period because of modest net income in the first quarter of 2003. We anticipate that selling, general and administrative expenses for the remainder of 2004 will remain at levels higher than those we experienced last year due to our increased activity in searching for and analyzing potential acquisitions, our expansion of our investor relations program and our increased corporate governance activities in response to the Sarbanes-Oxley Act of 2002 and the recent adoption of rules and regulations of the Securities and Exchange Commission.

         ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses consist primarily of research and product development activities. These expenses increased by $62,000 (28.1%) to $283,000 as compared to $221,000 in the prior year period. The majority of the increase was due to additional research and engineering for new products at the Digitran Division. We expect this higher level of expense to continue throughout 2004 as we develop our new family of rotary switches.

         OTHER INCOME AND EXPENSE. Interest expense was unchanged at $96,000 for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Other expense was $6,000 for the three months ended March 31, 2004 as compared to $14,000 for the three months ended March 31, 2003.

         INCOME TAX EXPENSE. Income tax expense for the three months ended March 31, 2004 was $75,000 as compared to $68,000 for the comparable prior year period. The majority of the tax relates to the recording by XCEL Corporation Ltd. ("XCL") of a provision for U.K. income tax that was required because XCL is expected to produce greater taxable income for 2004 than in 2003 and has utilized its net operating loss carryforwards.

         NET INCOME. The net income for the three months ended March 31, 2004 increased $26,000 (59.1%) to $70,000 as compared to the net income of $44,000 for the three months ended March 31, 2003. The largest contribution to this positive change was the increase in net sales and gross profit of CXR Telcom in our communications equipment segment, which improved its operating income by $294,000. We continue to closely monitor costs throughout our operations and have reduced costs through staffing reductions in our communications equipment operations in the United States and France and through various other cost-cutting methods, such as using contract manufacturers, reducing facility rent expense and downsizing our administrative office in Paris, France. These actions have substantially reduced the sales volume required for profitability at both CXR Telcom and CXR-AJ.

LIQUIDITY AND CAPITAL RESOURCES

         During the year ended December 31, 2003 and the three months ended March 31, 2004, we funded our operations primarily through revenue generated from our operations and through our lines of credit with Wells Fargo Business Credit, Inc. and various foreign banks. As of March 31, 2004, we had working capital of $5,686,000, which was relatively unchanged from working capital of $5,696,000 at December 31, 2003. Also at March 31, 2004, we had an accumulated deficit of $17,816,000, accumulated other comprehensive gains of $106,000, cash and cash equivalents of $1,076,000, and $4,712,000 of accounts receivable. At December 31, 2003, we had an accumulated deficit of $17,886,000, accumulated other comprehensive gains of $108,000, cash and cash equivalents of $1,174,000, and $5,393,000 of accounts receivable.

         Cash provided by our operating activities total $632,000 for the three months ended March 31, 2004 as compared to cash provided by our operating activities of $468,000 for the three months ended March 31, 2003. This $164,000 increase in cash provided by operations during the three months ended March 31, 2004 primarily resulted from accounts receivable collections.

         Cash used in our investing activities totaled $96,000 for the three months ended March 31, 2004 as compared to $4,000 for the three months ended March 31, 2003. Included in the results for the three months ended March 31, 2004 are $96,000 of fixed asset purchases.

         Cash used in our financing activities totaled $569,000 for the three months ended March 31, 2004 as compared to $814,000 of cash used in our financing activities for the first three months of 2003, due to repayments of bank debt in both periods.

         On August 16, 2000, our subsidiaries, CXR Telcom and XET, together with MicroTel acting as guarantor, obtained a credit facility from Wells Fargo Business Credit, Inc. In April 2002, the maturity date of the facility was extended by two years to August 16, 2005. Since April 17, 2002, the facility has provided for a revolving loan of up to $3,000,000 secured by inventory and accounts receivable and a term loan in the amount of $687,000 secured by machinery and equipment. On March 31, 2004, the interest rate was the prime rate (then 4%) plus 1%, subject to a minimum interest charge of $13,500 per month. The balances outstanding at March 31, 2004 were $783,000 on the revolving loan and $96,000 on the term loan, and we had available to us $145,000 of additional borrowings under the revolving loan. The credit facility contains restrictive financial covenants that are set by mutual agreement each year. At May 6, 2004, we had not received confirmation of the new 2004 covenants. We do not expect the 2004 covenants to be more restrictive than the 2003 covenants.

         As of March 31, 2004, our foreign subsidiaries had credit facilities, including lines of credit and term loans, with Venture Finance PLC, a subsidiary of the global Dutch ABN AMRO Holdings, N.V. financial institution, in England, IFN Finance, a subsidiary of ABN AMRO Holdings, N.V., Banc National de Paris, Societe Generale in France and Sogelease and Johnan Shinkin Bank in Japan. At March 31, 2004, the balances outstanding under our U.K., France and Japan credit facilities were $1,180,000, $1,155,000 and $69,000, respectively.

         XCEL Japan Ltd., or XJL, obtained a term loan on November 29, 2002 from Johnan Shinkin Bank. The loan is amortized over five years and carries an annual fixed interest rate of 3.25%. The balance of the loan as of March 31, 2004 was $69,000 using the exchange rate in effect at that date for conversion of Japanese yen into United States dollars.

         Our U.K. subsidiary, XPS, obtained a credit facility with Venture Finance PLC as of November 12, 2002. This credit facility expires on November 15, 2005. Using the exchange rate in effect at March 31, 2004 for the conversion of British pounds into United States dollars, the facility is for a maximum of $2,760,000 and includes a $644,000 unsecured cash flow loan, a $147,000 term loan secured by fixed assets and the remainder is a loan secured by accounts receivable and inventory. The interest rate is the base rate of Venture Finance PLC (4% at March 31, 2004) plus 2%, and is subject to a minimum rate of 4% per annum. There are no financial performance covenants applicable to this credit facility.

         On April 8, 2003, CXR-AJ obtained a credit facility from IFN Finance, a subsidiary of ABN AMRO N.V. The credit line is for a maximum of $1,464,000, based on the exchange rate in effect at March 31, 2004 for the conversion of euros into United States dollars. This represents a substantial increase over the total of the credit lines that CXR-AJ had with its former lenders. In addition, CXR-AJ has outstanding term loans with two other French banks totaling $82,000. The IFN Finance facility is secured by accounts receivable and carries an annual interest rate of 1.6% above the French "T4M" rate. The French T4M rate was 2.0% as of March 31, 2004.

         Our backlog was $9,830,000 as of March 31, 2004 as compared to $11,815,000 as of March 31, 2003. The reduction in backlog was primarily due to substantial shipments under long-term contracts by XPS in the U.K. Our backlog as of March 31, 2004 was 96.8% related to our electronic components business, which business tends to provide us with long lead-times for our manufacturing processes due to the custom nature of the products, and 3.2% related to our communications equipment business, which business tends to deliver standard products from stock as orders are received. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

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

         We included in our annual report on Form 10-K for the year ended December 31, 2003 a contractual obligations table that outlines payments due from us or our subsidiaries under our lines of credit and other significant contractual obligations through 2008, exclusive of interest. During the quarter ended March 31, 2004, no material changes in this information occurred outside the ordinary course of business.

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

IMPACTS OF NEW ACCOUNTING PRONOUNCEMENTS

         In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain

Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this statement has not adversely affected our financial statements.

         In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee and also to include more detailed disclosures with respect to guarantees. FIN 45 is effective for guarantees issued or modified after December 31, 2002 and requires the additional disclosures for interim or annual periods ended after December 15, 2002. The initial recognition and measurement provisions of FIN 45 have not adversely affected our results of operations or financial position.

         In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51." FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. For arrangements entered into prior to January 31, 2003, the FIN 46 provisions were required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The provisions of FIN 46 have not adversely affected our results of operations or financial position.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise became effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 has not adversely affected our consolidated financial condition or results of operations.

         In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits," an amendment of SFAS Nos. 87, 88 and 106, and a revision of SFAS No. 132. The statement is effective for fiscal years and interim periods ending after December 15, 2003. The statement revises employers' disclosures about pension plans and other post-retirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS Nos. 87, 88 and 106. The new rules require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other post-retirement benefit plans. We do not expect the adoption of this statement to adversely affect our financial condition or results of operations.

         In December 2003, the FASB issued FASB Staff Position No. ("FSP") 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The guidance is effective for initial interim or annual fiscal periods ending after December 7, 2003. FSP 106-1 permits employers that sponsor post-retirement benefit plans (plan sponsors) that provide prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Act"). Without FSP 106-1, plan sponsors would be required under SFAS No. 106 to account for the effects of the Act in the fiscal period that includes December 8, 2003, the date the President signed the Act into law. We do not expect the adoption of this statement to adversely affect our financial condition or results of operations.

         In December 2003 the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. ("SAB") 104, Revenue Recognition. SAB 104 codifies, revises and rescinds certain sections of SAB 101, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. Accordingly, there is no impact to our results of operations, financial position or cash flows as a result of the issuance of SAB No. 104.

         In December 2003, the FASB issued FASB Interpretation No. FIN 46R, "Consolidation of Variable Interest Entities" ("FW 46R"). FIN 46R requires the application of either FIN 46 or FIN 46R by public entities to all special purpose entities ("SPEs") created prior to February 1, 2003, as of December 31, 2003 for calendar year-end companies. FIN 46R is applicable to all non-SPEs created prior to February 1, 2003 at the end of the first interim or annual period ending after March 15, 2004. For all entities created subsequent to January 31, 2003, public entities were required to apply the provisions of FIN
46. The adoption of FIN 46 did not adversely affect our consolidated financial position, results of operations or cash flows. The adoption of FIN 46R for SPEs did not impact our consolidated financial position, results of operations or cash flows, and we do not believe the adoption of FIN 46R for non-SPEs will adversely affect our consolidated financial position, results of operations or cash flows.

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

         A substantial portion of our notes payable and long-term debt have variable interest rates based on the prime interest rate and/or the lender's base rate, which exposes us to risk of earnings loss due to changes in such interest rates. Our annual report on Form 10-K for the year ended December 31, 2003 contains information about our debt obligations that are sensitive to changes in interest rates under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk." There were no material changes in those market risks during the three months ended March 31, 2004.

ITEM 4.  CONTROLS AND PROCEDURES.

         Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2004, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         During the quarter ended March 31, 2004, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         We are not a party to any material pending legal proceedings.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     RECENT SALES OF UNREGISTERED SECURITIES

         In January 2004, we issued 3,703 shares of common stock to an investor upon conversion of shares of Series B Convertible Preferred Stock.

         In February 2004, we issued 2,000 shares of common stock to an employee upon exercise of an incentive stock option.

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

                        EXHIBITS ATTACHED TO THIS REPORT

EXHIBIT
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