Form 10-Q
period 2004-06-30
MICROTEL INTERNATIONAL INC
filed 2004-08-16
CIK 854852

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended JUNE 30, 2004  or

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

     Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [X]

     As of August 2, 2004, there were 24,695,458 shares of the issuer's common stock, $0.0033 par value, outstanding.

================================================================================

                                                       PART I
                                               FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

         Condensed Consolidated Balance Sheets as of June 30, 2004 (unaudited)
               and December 31, 2003........................................................................    F-1

         Condensed Consolidated Statements of Operations for the Three and Six Months
               Ended June 30, 2004 and 2003 (unaudited).....................................................    F-2

         Condensed Consolidated Statements of Comprehensive Income (Loss) for the
               Three and Six Months Ended June 30, 2004 and 2003 (unaudited)................................    F-3

         Condensed Consolidated Statements of Stockholders' Equity for the
               Six Months Ended June 30, 2004 (unaudited)...................................................    F-4

         Condensed Consolidated Statements of Cash Flows for the Six Months Ended
               June 30, 2004 and 2003 (unaudited)...........................................................    F-5

         Notes to Condensed Consolidated Financial Statements (unaudited)...................................    F-6

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS...........................................................      2

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK...................................................................................     12

ITEM 4.       CONTROLS AND PROCEDURES.......................................................................     13

                                                      PART II
                                                 OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.............................................................................     14

ITEM 2.       CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES..............     14

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES...............................................................     14

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................     14

ITEM 5.       OTHER INFORMATION.............................................................................     14

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K..............................................................     15

SIGNATURES    ..............................................................................................     15


                                                         1

                                  PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                          MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                            AS OF JUNE 30, 2004 AND DECEMBER 31, 2003
                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                      June 30,       December 31,
ASSETS                                                                  2004             2003
                                                                    ------------     ------------
Current assets:                                                     (unaudited)
   Cash and cash equivalents                                        $     1,436      $     1,174
   Accounts receivable, net of allowance for doubtful
     accounts of $152 and $161, respectively                              4,871            5,393
   Inventories                                                            6,109            6,683
   Prepaid and other current assets                                         545              555
                                                                    ------------     ------------
Total current assets                                                     12,961           13,805
Property, plant and equipment, net                                          410              322
Goodwill, net of accumulated amortization of $1,073 and $1,050,
   respectively                                                           2,464            2,447
Other assets                                                                655              595
                                                                    ------------     ------------
                                                                    $    16,490      $    17,169
                                                                    ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                    $     2,458      $     2,882
   Current portion of long-term debt                                        262              316
   Accounts payable                                                       1,582            1,637
   Accrued expenses                                                       2,769            3,274
                                                                    ------------     ------------
Total current liabilities                                                 7,071            8,109
Long-term debt, less current portion                                        853              819
Other liabilities                                                           274              325
                                                                    ------------     ------------
Total liabilities                                                         8,198            9,253
                                                                    ------------     ------------

Stockholders' equity:
   Preferred stock, authorized 10,000,000 shares;
     Convertible Series B Preferred Stock, $0.01 par value;
     issued and outstanding 200 shares and 1,000 shares,
     respectively (aggregate liquidation preferences of $1 and
     $4, respectively)                                                        1                4
   Common stock, $0.0033 par value. Authorized 50,000,000
     shares; issued and outstanding 23,482,000 and 23,476,000,
     respectively                                                            77               77
   Additional paid-in capital                                            25,617           25,613
   Accumulated deficit                                                  (17,447)         (17,886)
   Accumulated other comprehensive income                                    44              108
                                                                    ------------     ------------
Total stockholders' equity                                                8,292            7,916
                                                                    ------------     ------------
                                                                    $    16,490      $    17,169
                                                                    ============     ============

              See accompanying notes to condensed consolidated financial statements.

                                               F-1

                              MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                               (UNAUDITED)

                                                 Three Months Ended                Six Months Ended
                                                      June 30,                         June 30,
                                           -----------------------------     -----------------------------
                                               2004             2003             2004             2003
                                           ------------     ------------     ------------     ------------
                                                       (in thousands, except per share amounts)
Net sales                                  $     6,432      $     6,834      $    12,624      $    12,502
Cost of sales                                    3,533            4,005            6,978            7,532
                                           ------------     ------------     ------------     ------------
Gross profit                                     2,899            2,829            5,646            4,970
Operating expenses:
   Selling, general and administrative           2,067            1,918            4,284            3,616
   Engineering and product development             312              246              595              467
                                           ------------     ------------     ------------     ------------
Income from operations                             520              665              767              887
Other expense:
   Interest expense                                (94)            (117)            (190)            (213)
   Other expense                                   (30)             (47)             (36)             (61)
                                           ------------     ------------     ------------     ------------
Income before income taxes                         396              501              541              613
Income tax expense                                  27              142              102              210
                                           ------------     ------------     ------------     ------------
Net income                                 $       369      $       359      $       439      $       403
                                           ============     ============     ============     ============
Earnings per share:
   Net income:
     Basic                                 $      0.02      $      0.02      $      0.02      $      0.02
                                           ============     ============     ============     ============
     Diluted                               $      0.02      $      0.02      $      0.02      $      0.02
                                           ============     ============     ============     ============

                  See accompanying notes to condensed consolidated financial statements.

                                                   F-2

                          MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                        THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                           (UNAUDITED)

                                                 Three Months Ended          Six Months Ended
                                                       June 30,                  June 30,
                                               -----------------------    -----------------------
                                                 2004          2003         2004          2003
                                               ---------     ---------    ---------     ---------
                                                                 (in thousands)
Net income                                     $    369      $    359     $    439      $    403
Other comprehensive income (loss):
   Foreign currency translation adjustment          (62)          224          (64)          252
                                               ---------     ---------    ---------     ---------
Comprehensive income                           $    307      $    583     $    375      $    655
                                               =========     =========    =========     =========

              See accompanying notes to condensed consolidated financial statements.

                                               F-3

                                            MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                                                   SIX MONTHS ENDED JUNE 30, 2004
                                      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                             (UNAUDITED)
                                                           (IN THOUSANDS)

                                                                                                             Accumulated
                                          Series B                                                             Other
                                         Convertible                                                           Compre-
                                       Preferred Stock          Common Stock        Additional                 hensive
                                   ----------------------   ----------------------   Paid-In    Accumulated    Income
                                     Shares      Amount       Shares     Amount      Capital      Deficit      (Loss)        Total
                                   ----------  ----------   ----------  ----------  ----------  ----------   ----------   ----------
Balance at December 31, 2003               1   $       4       23,476   $      77   $  25,613   $ (17,886)   $     108    $   7,916
Preferred Series B conversions            --          (3)           4          --           3          --           --           --
Stock option exercise                     --          --            2          --           1          --           --            1
Foreign currency translation
  adjustment                              --          --           --          --          --          --          (64)         (64)
Net profit                                --          --           --          --          --         439           --          439
                                   ----------  ----------   ----------  ----------  ----------  ----------   ----------   ----------
Balance at June 30, 2004                   1   $       1       23,482   $      77   $  25,617   $ (17,447)   $      44    $   8,292
                                   ==========  ==========   ==========  ==========  ==========  ==========   ==========   ==========

                                                                F-4

                  MICROTEL INTERNATIONAL, INC. AND SUBSIDIARIES
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                       Six Months Ended June 30,
                                                          2004          2003
                                                       ----------    ----------
                                                            (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             $     439     $     403
Adjustments to reconcile net income to cash provided
  by operating activities:
     Depreciation and amortization                           128           167
     Provision for doubtful account                           --            40
     Provision for obsolete/slow moving inventory            339           317
     Warrants issued for services                             --            19
     Changes in operating assets and liabilities:
       Accounts receivable                                   522            17
       Inventories                                           240           174
       Other assets                                          (77)         (213)
     Accounts payable and accrued expenses                  (611)         (312)
                                                       ----------    ----------
Cash provided by operating activities                        980           612
                                                       ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net purchases of property, plant and equipment           (186)           (2)
   Cash collected on note receivable                          --             6
                                                       ----------    ----------
Cash provided by (used in) investing activities             (186)            4
                                                       ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net decrease in notes payable and long-term debt         (443)         (616)
                                                       ----------    ----------

Cash (used in) financing activities                         (443)         (616)
                                                       ----------    ----------

Effect of exchange rate changes on cash                      (89)          259

Net increase in cash and cash equivalents                    262           259
                                                       ----------    ----------

Cash and cash equivalents at beginning of period           1,174           254
                                                       ----------    ----------

Cash and cash equivalents at end of period             $   1,436     $     513
                                                       ==========    ==========

Cash paid for:
     Income tax                                        $     170     $      33
                                                       ==========    ==========
     Interest                                          $     164     $     210
                                                       ==========    ==========

     See accompanying notes to condensed consolidated financial statements.

                          MICROTEL INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

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

         The unaudited condensed consolidated financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of June 30, 2004 and December 31, 2003 and the results of operations and cash flows for the related interim periods ended June 30, 2004 and 2003. However, these results are not necessarily indicative of results for any other interim period or for the year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements included in its 2003 annual report on Form 10-K.

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

                                         MICROTEL INTERNATIONAL, INC.
                       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                            JUNE 30, 2004 AND 2003
                                                 (UNAUDITED)

                                                   Three Months Ended                  Six Months Ended
                                                        June 30,                           June 30,
                                              -----------------------------     -----------------------------
                                                  2004             2003             2004             2003
                                              ------------     ------------     -------------    ------------
Net income:
   As reported                                $   369,000      $   359,000      $    439,000     $   403,000
   Add:  Stock based compensation expense
     included in reported net income, net
     of related tax effect                             --               --                --              --
   Deduct:  Stock-based compensation
     expense determined under the fair
     value-based method                           (34,000)         (10,000)          (48,000)        (24,000)
                                              ------------     ------------     -------------    ------------
   Pro forma                                  $   335,000      $   349,000      $    391,000     $   379,000
                                              ============     ============     =============    ============
Basic earnings per share:
   As reported                                $      0.02      $      0.02      $       0.02     $      0.02
   Add: Stock based compensation expense
     included in reported net income, net
     of related tax effect                             --               --                --              --
   Deduct: Stock-based compensation
     expense determined under the fair
     value-based method                             (0.01)           --                   --              --
                                              ------------     ------------     -------------    ------------
   Pro forma                                  $      0.01      $      0.02      $       0.02     $      0.02
                                              ============     ============     =============    ============

Diluted earnings per share:
   As reported                                $      0.02      $      0.02      $       0.02     $      0.02

   Add: Stock based compensation expense
included in reported net income, net of
related tax effect                                     --               --                --              --
   Deduct: Stock-based compensation
     expensed determined under the fair
     value-based method                             (0.01)           (0.01)               --              --
                                              ------------     ------------     -------------    ------------
   Pro forma                                  $      0.01      $      0.01      $       0.02     $      0.02
                                              ============     ============     =============    ============

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

                                         MICROTEL INTERNATIONAL, INC.
                       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                            JUNE 30, 2004 AND 2003
                                                 (UNAUDITED)

(2) EARNINGS PER SHARE

         The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                  Three Months Ended               Six Months Ended
                                                       June 30,                         June 30,
                                           ------------------------------    -----------------------------
                                                2004             2003             2004             2003
                                           -------------    -------------    -------------    ------------
                                                       (in thousands, except per share amounts)

NUMERATOR:
Net income                                 $        369     $        359     $        439     $       403

Less: accretion of the excess of the
  redemption value over the carrying
  value of redeemable preferred stock                --                2               --               5
                                           -------------    -------------    -------------    ------------
Income attributable to common
  stockholders                             $        369     $        357     $        439     $       398
                                           =============    =============    =============    ============

DENOMINATOR:
Weighted average number of common
  shares outstanding during the period           23,482           21,865           23,481          21,705

Incremental shares from assumed
  conversions of warrants, options and
  preferred stock                                   826            1,643              871           1,753
                                           -------------    -------------    -------------    ------------

Adjusted weighted average number of
  outstanding shares                             24,308           23,508           24,352          23,458
                                           =============    =============    =============    ============

Basic earnings per share                   $       0.02     $       0.02     $       0.02     $      0.02
                                           =============    =============    =============    ============

Diluted earnings per share                 $       0.02     $       0.02     $       0.02     $      0.02
                                           =============    =============    =============    ============

                                         MICROTEL INTERNATIONAL, INC.
                       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                            JUNE 30, 2004 AND 2003
                                                 (UNAUDITED)

     The following options and warrants were excluded from the computation of diluted earnings per share as a result of the exercise prices exceeding the average market prices of the underlying shares of common stock.

                                                                      Three Months Ended
                                                                           June 30,
                                                            -------------------------------------
                                                                2004                     2003
                                                            ------------             ------------
Options and warrants to purchase
  shares of common stock                                        911,000                1,300,000
                                                            ------------             ------------

Exercise prices                                             $1.00 - $3.44            $0.35 - $3.44
                                                            -------------            -------------


                                                                       Six Months Ended
                                                                           June 30,
                                                            -------------------------------------
                                                                2004                     2003
                                                            ------------             ------------
Options and warrants to purchase
  shares of common stock                                      1,129,000                2,291,000
                                                            ------------             ------------

Exercise prices                                             $1.00 - $3.44            $0.35 - $3.44
                                                            -------------            -------------


(3)  INVENTORIES

         Inventories consist of the following:

                                                              June 30,               December 31,
                                                                2004                     2003
                                                            ------------             ------------

 Raw materials                                              $ 3,162,000              $ 3,230,000

 Work-in-process                                              1,347,000                1,963,000

 Finished goods                                               1,550,000                1,490,000
                                                            ------------             ------------

                                                            $ 6,109,000              $ 6,683,000
                                                            ============             ============

(4) REPORTABLE SEGMENTS

         The Company has two reportable segments: electronic components and communications equipment. The electronic components segment operates in the U.S., European and Asian markets and designs, manufactures and markets digital and rotary switches, power supplies and subsystem assemblies. The communications equipment segment operates principally in the U.S. and European markets and designs, manufactures and distributes voice and data transmission and networking equipment and communications test instruments.

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

                                           MICROTEL INTERNATIONAL, INC.
                         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                              JUNE 30, 2004 AND 2003
                                                   (UNAUDITED)

         There were no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the amounts disclosed in the Company's audited consolidated financial statements included in its
2003 annual report on Form 10-K. Selected financial data for each of the Company's operating segments is shown below:

                                       Three Months        Three Months         Six Months          Six Months
                                          Ended               Ended               Ended               Ended
                                      June 30, 2004       June 30, 2003       June 30, 2004       June 30, 2003
                                     ----------------    ----------------    ----------------    ----------------
Sales to external customers:
      Electronic Components          $     3,955,000     $     4,378,000     $     7,860,000     $     7,849,000
      Communications Equipment             2,477,000           2,456,000           4,764,000           4,653,000
                                     ----------------    ----------------    ----------------    ----------------
                                     $     6,432,000     $     6,834,000     $    12,624,000     $    12,502,000
                                     ================    ================    ================    ================

Segment pretax profits (losses):
      Electronic Components          $       813,000     $       985,000     $     1,596,000     $     1,659,000
      Communications Equipment               141,000              99,000             130,000             (33,000)
                                     ----------------    ----------------    ----------------    ----------------
                                     $       954,000     $     1,084,000     $     1,726,000     $     1,626,000
                                     ================    ================    ================    ================


                                                                              June 30, 2004      December 31, 2003
                                                                             ----------------    -----------------
Segment assets:
      Electronic Components                                                  $     8,641,000     $     9,466,000
      Communications Equipment                                                     6,674,000           6,969,000
                                                                             ----------------    ----------------
                                                                             $    15,315,000     $    16,435,000
                                                                             ================    ================

         The following is a reconciliation of the reportable segment income and assets to the Company's consolidated totals:

                                           Three Months      Three Months       Six Months        Six Months
                                              Ended             Ended             Ended             Ended
                                          June 30, 2004     June 30, 2003     June 30, 2004     June 30, 2003
                                          -------------     -------------     -------------     -------------

 Total income for reportable segments     $    954,000      $  1,084,000      $  1,726,000      $  1,626,000
 Unallocated amounts:
    Unallocated general corporate
         expenses                             (558,000)         (583,000)       (1,185,000)       (1,013,000)
                                          -------------     -------------     -------------     -------------
 Consolidated income (loss) before
       income taxes                       $    396,000      $    501,000      $    541,000      $    613,000
                                          ============      ============      ============      ============

                          MICROTEL INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2004 AND 2003
                                   (UNAUDITED)


                                                     June 30,       December 31,
                                                       2004             2003
                                                   ------------     ------------

Assets
    Total assets for reportable segments           $15,315,000      $16,435,000
    Other assets                                     1,175,000          734,000
                                                   ------------     ------------
 Total consolidated assets                         $16,490,000      $17,169,000
                                                   ============     ============

(5) NEW ACCOUNTING PRONOUNCEMENTS

         New accounting pronouncements are discussed under the heading "Impacts of New Accounting Pronouncements" in Item 2 of Part I of this report.

(6) INCOME TAXES

         The effective tax rate for the three- and six-month periods ended June 30, 2004, is different than the 34% U.S. statutory rate primarily because of foreign taxes on foreign source income that cannot be offset by the utilization of U.S. tax loss carryforwards.

(7) CREDIT FACILITIES

         On June 1, 2004, the Company's subsidiaries, XET Corporation and CXR Telcom Corporation, together with the Company acting as guarantor, obtained a credit facility from Wells Fargo Bank, N.A. for the Company's domestic operations. This facility is effective through July 1, 2005 and replaced the previous credit facility the Company had with Wells Fargo Business Credit, Inc. No prepayment penalty was due because the prior loan contract excluded from prepayment penalties loans replaced with new credit facilities from Wells Fargo Bank, N.A. Also, the new credit facility has no minimum interest.

         The new credit facility provides a $3,000,000 revolving credit line secured by accounts receivable and inventories. The first $2,000,000 of borrowings are not formula-based and do not have to be supported by specific receivables or inventory balances. The interest rate is variable and is adjusted monthly based on the prime rate plus 0.5%. The prime rate at June 30, 2004 was 4.25%.

         The new credit facility also provides a term loan of $150,000 secured by machinery and equipment, amortizable over 36 months at a variable rate equal to the prime rate plus 1.5%. In addition, Wells Fargo Bank, N.A. has provided the Company with $300,000 of credit available for the purchase of new capital equipment when needed.

         As of June 30, 2004, the Company had a balance owing under the new credit facility of $1,469,000, and the Company had $681,000 of availability. The credit facility is subject to the following financial covenants: debt service; annual profitability; debt-to-tangible net worth; current ratio; and minimum tangible net worth. As of June 30, 2004, the Company was in compliance with each of these covenants other than the current ratio covenant. The Company obtained a waiver of non-compliance of the current ratio covenant.

                          MICROTEL INTERNATIONAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

         As of June 30, 2004, the Company's foreign subsidiaries had credit facilities, including lines of credit and term loans, with Venture Finance PLC, a subsidiary of the global Dutch ABN AMRO Holdings, N.V. financial institution, in England, IFN Finance, a subsidiary of ABN AMRO Holdings, N.V., Banc National de Paris, Societe Generale in France and Sogelease and Johnan Shinkin Bank in Japan. At June 30, 2004, the balances outstanding under the Company's U.K., France and Japan credit facilities were $1,151,000, $739,000 and $64,000, respectively.

(8) SUBSEQUENT EVENT

         Pursuant to the terms of a Stock Purchase Agreement executed on July 13, 2004, the Company acquired all of the issued and outstanding common stock of Larus Corporation, a California corporation ("Larus"). Larus is based in San Jose, California and engages in the manufacturing and sale of telecommunications products. Larus has one wholly-owned subsidiary, Vista Labs, Incorporated ("Vista"), which provides engineering services to Larus. The Company acquired all of the assets and liabilities of Larus in this transaction, including the intellectual property, cash, accounts receivable and inventories owned by each of Larus and Vista.

         The purchase price for the acquisition consisted of $1,000,000 in cash, the issuance of 1,213,592 shares of the Company's common stock, $887,500 in the form of two short-term, zero interest promissory notes, $3,000,000 in the form of two subordinated secured promissory notes, and warrants to purchase up to an aggregate of 150,000 shares of the Company's common stock at $1.30 per share. In addition, the Company assumed $245,000 worth of accounts payable and accrued expenses and entered into an above-market real property lease with the sellers, which lease represents an obligation that exceeds the fair market value by approximately $756,000 and is part of the acquisition purchase price. The cash portion of the acquisition purchase price was funded with proceeds from the Company's credit facility with Wells Fargo Bank, N.A. and cash on-hand.

         In determining the purchase price for Larus, the Company took into account the historical and expected earnings and cash flow of Larus, as well as the value of companies of a size and in an industry similar to Larus, comparable transactions and the market for such companies generally. The Company will consolidate the results of operations of Larus beginning from the date of acquisition, July 13, 2004.

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

         o our ability to efficiently and effectively integrate and operate the businesses of our newly-acquired subsidiaries, Larus Corporation ("Larus") and Vista Labs, Incorporated ("Vista");

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

OVERVIEW

         Through three of our wholly-owned operating subsidiaries, XET Corporation ("XET"), CXR Telcom Corporation ("CXR Telcom"), and CXR Anderson Jacobson, formerly CXR, SA ("CXR-AJ"), and through the divisions and subsidiaries of those subsidiaries, we design, develop, manufacture, assemble, and market products and services in the following two material business segments:

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

         Sales to customers in the electronic components segment, primarily to aerospace customers, defense contractors and industrial customers, were 63.4%, 59.1% and 46.1% of our total net sales during 2003, 2002 and 2001, respectively, and 62.3% of our total net sales during the six months ended June 30, 2004. Sales of communications equipment and related services, primarily to private customer premises and public carrier customers, were 36.6%, 40.9% and 53.9% of our total net sales during 2003, 2002 and 2001, respectively, and 37.7% of our total net sales during the six months ended June 30, 2004.

         During the six months ended June 30, 2004, we achieved a 2.4% sales volume increase in our communications equipment segment as compared to the six months ended June 30, 2003, and the sales volume for our electronic components segment remained stable as compared to the comparable prior year period. As discussed below, our cost reductions and Asian outsourcing have reduced the breakeven point in our communications equipment segment, which enabled us to produce a small operating profit in this segment despite the historically low sales volume that reflects a three-year downturn in the telecommunications market.

         In 2003, our communications equipment segment sales increased slightly from the historically low level experienced in 2002. As a result of the telecommunications business downturn in 2001 and 2002, we experienced significant reductions in sales and gross profit as well as changes in our product mix. Consequently, during 2003 we shifted our overall focus toward growing our electronic components business. However, we also continued working to improve the growth and performance of our communications equipment business, particularly customer premises network access and transmission products. These efforts are continuing during 2004 and include our recent acquisition of Larus as discussed below, which acquisition is expected to enhance our performance based upon synergies anticipated to occur through the planned combination of the businesses of Larus and CXR Telcom.

         In addition to shifting our overall focus toward growing our electronic components business, during the first half of 2003 we reduced costs at CXR Telcom by reducing its work force and increasing our sourcing of test equipment components from Asian manufacturers that produce components for lower prices than we previously paid to our former suppliers. We have also reduced costs elsewhere in our communications equipment segment and lowered the breakeven point both in our United States and France operations through various cost-cutting methods, such as using Asian contract manufacturers, reducing facility rent expense and downsizing our administrative office in Paris, France. These cost-cutting efforts were a major factor in restoring our communications equipment segment to profitability in 2003 and the first half of 2004. However, we cannot predict if the recent improvement in telecom sales we are experiencing indicates the end of the severe telecommunications market downturn or the extent to which the downturn may continue to negatively affect our ability to sell our products and services to customers in the telecommunications industry.

         In July 2004, we acquired Larus Corporation. Larus is a San Jose, California-based manufacturer and seller of telecommunications products that has one wholly-owned subsidiary, Vista Labs, Incorporated, which provides engineering services to Larus. The basic purchase terms of the acquisition are described below under the heading "Liquidity and Capital Resources." We will consolidate the results of operations of Larus beginning from the date of acquisition, July 13, 2004. Based on current sales projections, we anticipate that the Larus acquisition will be accretive to our earnings per share despite the associated expenses relating both to the payment of the purchase price and the operation and integration of Larus' business. We expect increased sales of our French subsidiary's products in the U.S. market as a result of sales and marketing support for the French products by Larus' U.S.-based sales and marketing staff. We intend to consolidate our CXR Telcom subsidiary's operations into the Larus facility, which we anticipate will result in significant administrative and facilities cost savings.

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

     FOREIGN CURRENCY TRANSLATION

         We have foreign subsidiaries that together accounted for 68.8% of our net revenues, 70.6% of our assets and 70.3% of our total liabilities as of and for the year ended December 31, 2003, and 67.6% of our net revenues, 67.9% of our assets and 68.3% of our total liabilities as of and for the six months ended June 30, 2004. In preparing our consolidated financial statements, we are required to translate the financial statements of our foreign subsidiaries from the currencies in which they keep their accounting records into United States dollars. This process results in exchange gains and losses which, under relevant accounting guidance, are either included within our statement of operations or as a separate part of our net equity under the caption "cumulative translation adjustment."

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

         Based on our assessment of the factors discussed above, we consider the functional currency of each of our international subsidiaries to be each subsidiary's local currency. Accordingly, we had cumulative translation gains of $108,000 and $44,000 that were included as part of accumulated other comprehensive income within our balance sheets at December 31, 2003 and June 30, 2004, respectively. During the year ended December 31, 2003 and the six months ended June 30, 2004, we included foreign currency translation adjustments of a gain of approximately $705,000 and a loss of $64,000, respectively, under other comprehensive income or loss.

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

         In assessing potential impairment of goodwill, we consider these factors as well as forecasted financial performance of the acquired businesses. If forecasts are not met, we may have to record additional impairment charges not previously recognized. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of those respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets that were not previously recorded. If that were the case, we would have to record an expense in order to reduce the carrying value of our goodwill. On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," or SFAS No. 142, and were required to analyze our goodwill for impairment issues by June 30, 2002, and then at least annually after that date. At December 31, 2003, the reported goodwill totaled $2,447,000 (net of accumulated amortization of $1,070,000). During 2003 and the six months ended June 30, 2004, we did not record any impairment losses related to goodwill and other intangible assets.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30,
     2003

         The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of total net sales:

                                                                    Three months ended
                                                                          June 30,
                                                              -------------------------------
                                                                  2004               2003
                                                              ------------       ------------
         Net sales.........................................       100.0%             100.0%
         Cost of sales.....................................        54.9               58.6
                                                                 -------            -------
         Gross profit......................................        45.1               41.4
         Selling, general and administrative
           expenses........................................        32.1               28.1
         Engineering and product development
           expenses........................................         4.9                3.6
                                                                 -------            -------
         Operating income..................................         8.1                9.7
         Interest expense..................................        (1.5)              (1.7)
         Other income......................................        (0.5)              (0.7)
                                                                 -------            -------
         Income before income tax expense..................         6.1                7.3
         Income tax expense................................         0.4                2.0
                                                                 -------            -------
         Net income .......................................         5.7%               5.3%
                                                                 =======            =======

         NET SALES. Net sales for the three months ended June 30, 2004 decreased by $402,000 (5.9%) to $6,432,000 as compared to $6,834,000 for the three months ended June 30, 2003.

         Net sales of our electronic components decreased by $423,000 (9.7%) to $3,955,000 for the three months ended June 30, 2004 as compared to $4,378,000 for the three months ended June 30, 2003. Net sales of U.K.-produced power supplies by XCEL Power Systems Ltd. ("XPS") decreased by $550,000 (27.3%) to $1,467,000 for the three months ended June 30, 2004 as compared to $2,017,000 for the three months ended June 30, 2003 due to deferral of some program delivery schedules and delay in placement of new engineering contracts. Net sales of subsystem assemblies by XPS increased by $24,000 (5.6%) to $450,000 from $426,000 in the 2003 period. We anticipate that during the remainder of 2004 we will experience a level of sales of power supplies similar to the level we experienced in the three months ended June 30, 2004. Net sales of switches manufactured by XET Corporation's Digitran Division increased by $48,000 (3.3%) to $1,511,000 for the three months ended June 30, 2004 as compared to $1,463,000 for the three months ended June 30, 2003.

         Net sales of our communications equipment products and services increased by $21,000 (0.9%) to $2,477,000 for the three months ended June 30, 2004 as compared to $2,456,000 for the three months ended June 30, 2003, primarily due to an improvement in net sales of test equipment by CXR Telcom. Test equipment net sales increased by $118,000 (19.1%) to $735,000 for the three months ended June 30, 2004 as compared to $617,000 for the three months ended June 30, 2003 primarily due to increased market penetration into the central region of the U.S.

         CXR-AJ, our French subsidiary, produces all of our network access equipment and transmission products. Net sales of network access equipment and transmission products manufactured by CXR-AJ decreased by $52,000 (3.3%) to $1,535,000 for the three months ended June 30, 2004 as compared to $1,587,000 for the prior year period primarily due to reduced sales to distributors.

         GROSS PROFIT. Gross profit as a percentage of total net sales increased to 45.1% for the three months ended June 30, 2004 as compared to 41.4% for the comparable period in 2003. In dollar terms, total gross profit increased by $70,000 (2.5%) to $2,899,000 for the three months ended June 30, 2004 as compared to $2,829,000 for the three months ended June 30, 2003.

         Gross profit for our electronic components segment decreased slightly in dollar terms by $32,000 (1.8%) to $1,694,000 for the three months ended June 30, 2004 as compared to $1,726,000 for the three months ended June 30, 2003, but increased as a percentage of related net sales to 42.8% for the three months ended June 30, 2004 from 39.4% for the three months ended June 30, 2003. This increase primarily resulted from increased profit margins of digital switches due to changes in product mix to a greater proportion of high margin military spare parts. The gross profit for digital switches increased to $912,000 from $731,000 in the prior year period, while the gross profit on power supplies decreased to $642,000 from $839,000 in the prior year period primarily due to lower sales volumes. The gross profit for XPS, producer of power supplies, decreased by $197,000 (23.5%) to $642,000 for the three months ended June 30, 2004 as compared to $839,000 for the three months ended June 30, 2003 due to lower sales. We expect 2004 sales of power supplies to be less than in 2003 due to scheduling of shipments, which we anticipate will result in a lower gross profit for power supplies in 2004 as compared to 2003.

         Gross profit for our communications equipment segment increased in dollar terms by $103,000 (9.3%) to $1,205,000 for the three months ended June 30, 2004 as compared to $1,102,000 for the three months ended June 30, 2003, and increased as a percentage of net sales to 48.6% for the three months ended June 30, 2004 from 44.8% for the three months ended June 30, 2003. The increase in gross profit was due to an increase in test equipment sales volume at CXR Telcom and the reduction in costs due to outsourcing to Asian sources. These factors were instrumental in improving our gross profit in test instruments and related sales to $526,000 as compared to a gross loss of $335,000 in the prior period. CXR-AJ's decrease in gross profit to $679,000 from $767,000 in the prior year period primarily was due to lower markups on sales of network access products and a larger proportion of resale products in the sales base as compared to the proportion of our in-house manufactured products in the sales base.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $149,000 (7.8%) to $2,067,000 for the three months ended June 30, 2004 as compared to $1,918,000 for the three months ended June 30, 2003. Selling, general and administrative expenses also increased as a percentage of total net sales, to 32.1% of net sales during the three months ended June 30, 2004 from 28.1% of net sales during the comparable period in 2003. The increase in selling, general and administrative expenses was due to several factors discussed below.

         Sales commissions decreased by $61,000 (11.6%) to $69,000 for the three months ended June 30, 2004 as compared to $130,000 for the three months ended June 30, 2003, primarily due to lower negotiated commission rates established by CXR Telcom for its sales representatives. However, other sale expenses increased by $174,000 (36.5%) to $651,000 for the three months ended June 30, 2004 as compared to $477,000 for the three months ended June 30, 2003, primarily due to the addition of a sales and marketing manager at XET for the marketing of new rotary switches and also an increase in marketing and sales activities at CXR Telcom. In addition, CXR-AJ incurred $31,000 of marketing costs attending the Hanover Fair tradeshow during the three months ended June 30, 2004. Administration expenses increased slightly by $35,000 (2.7%) to $1,346,000 for the three months ended June 30, 2004 as compared to $1,311,000 for the three months ended June 30, 2003. Legal and accounting fees increased $34,000 and administrative costs of our electronic component segment increased $48,000 for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. There was also a net decrease in wages of $90,000 for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 primarily due to a reversal of an accrual for executive bonuses. We anticipate that selling, general and administrative expenses for the remainder of 2004 will remain at levels higher than those we experienced last year due to increased investments in new products, sales and marketing expenses for our new low profile rotary and digital switches, our increased activity in searching for and analyzing potential acquisitions, our expansion of our investor relations program and our increased corporate governance activities in response to the Sarbanes-Oxley Act of 2002 and recently adopted rules and regulations of the Securities and Exchange Commission.

         ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses consist primarily of research and product development activities. These expenses increased by $66,000 (26.8%) to $312,000 for the three months ended June 30, 2004 as compared to $246,000 for the three months ended June 30, 2003. The majority of the increase was due to additional research and engineering for new low profile rotary and digital switches, including the hiring of two engineers. We expect this higher level of expense to continue throughout 2004 as we develop our new family of rotary switches.

         OTHER INCOME AND EXPENSE. Interest expense decreased by $23,000 (19.7%) to $94,000 for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 due to reduced balances and reduced costs associated with a new credit facility for our U.S. operations. We expect annual costs associated with this new credit facility to be approximately $150,000 less the costs associated with our previous facility. Other expense was $30,000 for the three months ended June 30, 2004 as compared to $47,000 for the three months ended June 30, 2003.

         INCOME TAX EXPENSE. Income tax expense for the three months ended June 30, 2004 was $27,000 as compared to $142,000 for the comparable prior year period. The reduction was primarily due to reduced U.K. income tax payables related to an increase in available loss carryforwards.

         NET INCOME. The net income for the three months ended June 30, 2004 increased $10,000 (2.8%) to $369,000 as compared to the net income of $359,000 for the three months ended June 30, 2003. The primary reason for the increase was reduced tax provisions for U.K. taxes. This reduction was almost totally offset with the impact of increased sales and marketing expenses to launch new products and improve the marketing and sales efforts in promoting our existing products. We continue to closely monitor costs throughout our operations and have reduced costs through staffing reductions in our communications equipment operations in the United States.

     SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

         The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of total net sales:

                                                                     Six months ended
                                                                          June 30,
                                                              -------------------------------
                                                                  2004               2003
                                                              ------------       ------------
         Net sales.........................................       100.0%             100.0%
         Cost of sales.....................................        55.3               60.2
                                                                 -------            -------
         Gross profit......................................        44.7               39.8
         Selling, general and administrative
           expenses........................................        33.9               28.9
         Engineering and product development
           expenses........................................         4.7                3.8
                                                                 -------            -------
         Operating income..................................         6.1                7.1
         Interest expense..................................        (1.5)              (1.7)
         Other expense.....................................        (0.3)              (0.5)
                                                                 -------            -------
         Income before income tax expense..................         4.3                4.9
         Income tax expense................................         0.8                1.7
                                                                 -------            -------
         Net income .......................................         3.5%               3.2%
                                                                 =======            =======

         NET SALES. Net sales for the six months ended June 30, 2004 increased by $122,000 (1.0%) to $12,624,000 as compared to $12,502,000 for the six months ended June 30, 2003.

         Net sales of our electronic components increased slightly by $11,000 (0.1%) to $7,860,000 for the six months ended June 30, 2004 as compared to $7,849,000 for the six months ended June 30, 2003. Net sales of power supplies by XPS decreased by $1,089,000 (26.4%) to $3,037,000 for the six months ended June 30, 2004 as compared to $4,126,000 for the six months ended June 30, 2003 due to the deferral of some program delivery schedules. We anticipate that during the remainder of 2004 we will experience a level of sales of power supplies similar to the level we experienced in the first half of 2004. Despite the decrease in net sales of power supplies, during the six months ended June 30, 2004, XPS realized a $411,000 (96.5%) increase in sales of electronic subsystem assemblies to $837,000 as compared to $426,000 in the prior year period. Net sales of switches manufactured by XET Corporation's Digitran Division increased by $303,000 (11.2%) to $3,000,000 for the six months ended June 30, 2004 as compared to $2,697,000 for the six months ended June 30, 2003. The increase in net sales of digital switches was a result of increased orders from our customers for military equipment spare parts that we believe were partially due to the war in Iraq. Sales of electronic subsystem assemblies manufactured by the Digitran Division were negligible in the current period and the comparable prior year period.

         Net sales of our communications equipment products and services for the six months ended June 30, 2004 increased by $111,000 (2.4%) to $4,764,000 for the six months ended June 30, 2004 as compared to $4,653,000 for the six months ended June 30, 2003. The increase was primarily due to an improvement in net sales of test equipment by CXR Telcom. Test equipment net sales increased by $309,000 (34.0%) to $1,217,000 for the six months ended June 30, 2004 as compared to $908,000 for the six months ended June 30, 2003 primarily due to increased market penetration into the central region of the U.S. and $115,000 of sales related to a new contract for test equipment for an agency of the Department of Homeland Security. We believe that follow-on orders for this project are probable and likely will be sizable.

         Net sales of network access equipment and transmission products manufactured and marketed by CXR-AJ decreased by $163,000 (4.9%) to $3,136,000 for the six months ended June 30, 2004 as compared to $3,299,000 for the prior year period.

         GROSS PROFIT. Gross profit as a percentage of total net sales increased to 44.7% for the six months ended June 30, 2004 as compared to 39.8% for the comparable period in 2003. In dollar terms, total gross profit increased by $676,000 (13.6%) to $5,646,000 for the six months ended June 30, 2004 as compared to $4,970,000 for the six months ended June 30, 2003.

         Gross profit for our electronic components segment increased in dollar terms by $239,000 (7.7%) to $3,335,000 for the six months ended June 30, 2004 as compared to $3,096,000 for the six months ended June 30, 2003, and increased as a percentage of related net sales to 42.4% for the six months ended June 30, 2004 from 39.4% for the six months ended June 30, 2003. This increase primarily resulted from increased profit margins of digital switches due to changes in product mix to a greater proportion of high margin military spare parts. The gross profit for XPS, producer of power supplies, decreased to $1,251,000 from $1,436,000 in the prior year period primarily due to lower shipments.

         Gross profit for our communications equipment segment increased in dollar terms by $438,000 (23.4%) to $2,311,000 for the six months ended June 30, 2004 as compared to $1,873,000 for the six months ended June 30, 2003, and increased as a percentage of net sales to 48.5% for the six months ended June 30, 2004 from 40.3% for the six months ended June 30, 2003. The increase in gross profit was due to the increase in sales volume at CXR Telcom, the reduction in costs due to outsourcing to Asian sources and the sale of demo equipment. These factors were instrumental in improving our gross profit in test instruments and related sales to $887,000 for the six months ended June 30, 2004 as compared to a gross profit of $312,000 in the prior year period. The gross margin for test instruments increased significantly to 66.3% for the six months ended June 30, 2004 from 29.6% for the prior year period. CXR-AJ's decrease in gross profit to $1,423,000 for the six months ended June 30, 2004 from $1,562,000 for the prior year period primarily was due to lower sales of network access products, and CXR-AJ's gross margin declined to 41.5% for the six months ended June 30, 2004 from 43.4% for the prior year period due to a larger proportion of resale products in the sales base as compared to the proportion of our in-house manufactured products in the sales base.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $668,000 (18.5%) to $4,284,000 for the six months ended June 30, 2004 as compared to $3,616,000 for the six months ended June 30, 2003. Selling, general and administrative expenses also increased as a percentage of total net sales, to 33.9% of net sales during the six months ended June 30, 2004 from 28.9% of net sales during the comparable period in 2003. The increase in selling, general and administrative expenses was due to several factors discussed below.

         Sales expenses increased by $364,000 (31.1%) to $1,536,000 for the six months ended June 30, 2004 from $1,172,000 for the prior year period due to the addition of a sales manager and increased marketing expenses for new low profile rotary and digital switches, test instruments and network access products. Administrative expenses increased by $303,000 (12.4%) to $2,747,000 for the six months ended June 30, 2004 from $2,444,000 for the six months ended June 30, 2003 due to increases in legal, accounting and investor relations expenses and investment banking fees that primarily related to searching for and analyzing potential acquisitions. We anticipate that selling, general and administrative expenses for the remainder of 2004 will remain at levels higher than those we experienced last year due to our increased activity in searching for and analyzing potential acquisitions, our expansion of our investor relations program and our increased corporate governance activities in response to the Sarbanes-Oxley Act of 2002 and recently adopted rules and regulations of the Securities and Exchange Commission.

         ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses consist primarily of research and product development activities. These expenses increased by $128,000 (27.4%) to $595,000 as compared to $467,000 in the prior year period. The majority of the increase was due to additional research, engineering and patent expenses for our new patent-pending low profile rotary and digital switch products, including the hiring of two engineers. We expect this higher level of expense to continue throughout 2004 as we continue to develop our new family of low profile rotary and digital switches.

         OTHER INCOME AND EXPENSE. Interest expense decreased to $190,000 for the six months ended June 30, 2004 as compared to $213,000 for the six months ended June 30, 2003 due to lower loan balances. Other expense was $36,000 for the six months ended June 30, 2004 as compared to $61,000 for the six months ended June 30, 2003.

         INCOME TAX EXPENSE. Income tax expense for the six months ended June 30, 2004 was $102,000 as compared to $210,000 for the comparable prior year period. The majority of the tax relates to U.K. income tax. The reduction was primarily due to reduced U.K. income tax payable related to an increase in available loss carryfowards.

         NET INCOME. The net income for the six months ended June 30, 2004 increased by $36,000 (8.9%) to $439,000 as compared to the net income of $403,000 for the six months ended June 30, 2003. The largest contribution to this positive change was the decrease in the U.K. tax provision. Also contributing was the increase in net sales and gross profit of CXR Telcom in our communications equipment segment, which improved its operating income by $489,000. This was offset by lower operating earnings derived from power supplies and network access equipment. We continue to closely monitor costs throughout our operations and have reduced costs through staffing reductions in our communications equipment operations in the United States and France and through various other cost-cutting methods, such as using contract manufacturers, reducing facility rent expense and downsizing our administrative office in Paris, France.

LIQUIDITY AND CAPITAL RESOURCES

         During the year ended December 31, 2003 and the six months ended June 30, 2004, we funded our operations primarily through revenue generated from our operations and through our lines of credit with Wells Fargo Business Credit, Inc. and various foreign banks. As of June 30, 2004, we had working capital of $5,890,000, which represented a $194,000 improvement from working capital of $5,696,000 at December 31, 2003. Also at June 30, 2004, we had an accumulated deficit of $17,447,000, accumulated other comprehensive gains of $44,000, cash and cash equivalents of $1,436,000, and $4,871,000 of accounts receivable. At December 31, 2003, we had an accumulated deficit of $17,886,000, accumulated other comprehensive gains of $108,000, cash and cash equivalents of $1,174,000, and $5,393,000 of accounts receivable.

         Cash provided by our operating activities totaled $980,000 for the six months ended June 30, 2004 as compared to cash provided by our operating activities of $612,000 for the six months ended June 30, 2003. This $368,000 increase in cash provided by operations during the six months ended June 30, 2004 as compared to the comparable prior year period primarily resulted from improved accounts receivable collections.

         Cash used in our investing activities totaled $186,000 for the six months ended June 30, 2004 as compared to $4,000 for the six months ended June 30, 2003. Included in the results for the six months ended June 30, 2004 are $186,000 of fixed asset purchases for telecommunications, management information systems and support of prototype and production quantities of our new low profile rotary and digital switches.

         Cash used in our financing activities totaled $443,000 for the six months ended June 30, 2004 as compared to $616,000 of cash used in our financing activities for the first six months of 2003, due to repayment of bank debt in both periods.

         On June 1, 2004, our subsidiaries, XET Corporation and CXR Telcom Corporation, together with MicroTel acting as guarantor, obtained a credit facility from Wells Fargo Bank, N.A. for our domestic operations. This facility is effective through July 1, 2005 and replaced the previous credit facility we had with Wells Fargo Business Credit, Inc. No prepayment penalty was due because the prior loan contract excluded from prepayment penalties loans replaced with new credit facilities from Wells Fargo Bank, N.A.. Also, the new credit facility has no minimum interest.

         The new credit facility provides a $3,000,000 revolving credit line secured by accounts receivable and inventories. The first $2,000,000 of borrowings are not formula-based and do not have to be supported by specific receivables or inventory balances. The interest rate is variable and is adjusted monthly based on the prime rate plus 0.5%. The prime rate at June 30, 2004 was 4.25%.

         The new credit facility also provides a term loan of $150,000 secured by machinery and equipment, amortizable over 36 months at a variable rate equal to the prime rate plus 1.5%. In addition, Wells Fargo Bank, N.A. has provided us with $300,000 of credit available for the purchase of new capital equipment when needed.

         As of June 30, 2004, we had a balance owing under the new credit facility of $1,469,000, and we had $681,000 of availability. The credit facility is subject to the following financial covenants: debt service; annual profitability; debt to tangible net worth; current ratio; and minimum tangible net worth. As of June 30, 2004, we were in compliance with each of these covenants other than the current ratio covenant. We obtained a waiver of non-compliance of the current ratio covenant.

         As of June 30, 2004, our foreign subsidiaries had credit facilities, including lines of credit and term loans, with Venture Finance PLC, a subsidiary of the global Dutch ABN AMRO Holdings, N.V. financial institution, in England, IFN Finance, a subsidiary of ABN AMRO Holdings, N.V., Banc National de Paris, Societe Generale in France and Sogelease and Johnan Shinkin Bank in Japan. At June 30, 2004, the balances outstanding under our U.K., France and Japan credit facilities were $1,151,000, $739,000 and $64,000, respectively.

         XCEL Japan Ltd., or XJL, obtained a term loan on November 29, 2002 from Johnan Shinkin Bank. The loan is amortized over five years and carries an annual fixed interest rate of 3.25%. The balance of the loan as of June 30, 2004 was $64,000 using the exchange rate in effect at that date for conversion of Japanese yen into United States dollars.

         Our U.K. subsidiary, XPS, obtained a credit facility with Venture Finance PLC as of November 12, 2002. This credit facility expires on November 15, 2005. Using the exchange rate in effect at June 30, 2004 for the conversion of British pounds into United States dollars, the facility is for a maximum of $2,730,000 and includes a $637,000 unsecured cash flow loan, a $146,000 term loan secured by fixed assets, and the remainder is a loan secured by accounts receivable and inventory. The interest rate is the base rate of Venture Finance PLC (4.5% at June 30, 2004) plus 2%, and is subject to a minimum rate of 4% per annum. There are no financial performance covenants applicable to this credit facility.

         On April 8, 2003, CXR-AJ obtained a credit facility from IFN Finance, a subsidiary of ABN AMRO N.V. The credit line is for a maximum of $1,459,000, based on the exchange rate in effect at June 30, 2004 for the conversion of euros into United States dollars. This represents a substantial increase over the total of the credit lines that CXR-AJ had with its former lenders. In addition, CXR-AJ has outstanding term loans with two other French banks totaling $57,000. The IFN Finance facility is secured by accounts receivable and carries an annual interest rate of 1.6% above the French "T4M" rate. The French T4M rate was 2.03% as of May 31, 2004.

         Our backlog was $8,403,000 as of June 30, 2004 as compared to $11,476,000 as of June 30, 2003. The reduction in backlog was primarily due to substantial shipments under long-term contracts by XPS in the U.K. Our backlog as of June 30, 2004 was 90.8% related to our electronic components business, which business tends to provide us with long lead-times for our manufacturing processes due to the custom nature of the products, and 9.2% related to our communications equipment business, which business tends to deliver standard products from stock as orders are received. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

         We took various actions to reduce costs in 2003. These actions were intended to reduce the cash outlays of our telecommunications equipment segment to match its revenue rate. We also have contracted with Asian manufacturers for production of test equipment components at lower prices than we previously paid to our former suppliers and have received shipments of quality components from these new Asian suppliers.

         We included in our annual report on Form 10-K for the year ended December 31, 2003 a contractual obligations table that outlines payments due from us or our subsidiaries under our lines of credit and other significant contractual obligations through 2008, exclusive of interest. During the six months ended June 30, 2004, no material changes in this information occurred outside the ordinary course of business.

         As described above under the heading "Overview," we acquired Larus and Vista in July 2004. As a result of the acquisition, we acquired all of the assets and liabilities of Larus, including the intellectual property, cash, accounts receivable and inventories owned by each of Larus and Vista. The purchase price consisted of $1,000,000 in cash, the issuance of 1,213,592 shares of our common stock, $887,500 in the form of two short-term, zero interest promissory notes that have since been repaid, $3,000,000 in the form of two subordinated secured promissory notes, and warrants to purchase up to an aggregate of 150,000 shares of our common stock at $1.30 per share. In addition, we assumed $245,000 worth of accounts payable and accrued expenses and entered into an above-market seven-year real property lease with the sellers, which lease represents an obligation that exceeds the fair market value by approximately $756,000.

         We funded the cash portion of the Larus acquisition purchase price using proceeds from our credit facility with Wells Fargo Bank, N.A. and our cash on-hand. In determining the purchase price for Larus, we took into account the historical and expected earnings and cash flow of Larus, as well as the value of companies of a size and in an industry similar to Larus, comparable transactions and the market for such companies generally.

         We believe that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, including the credit facilities we and our subsidiaries have, will be adequate to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months, including the additional expenses relating to the Larus acquisition. If, however, our capital requirements or cash flow vary materially from our current projections or if unforeseen circumstances occur, we may require additional financing. Depressed global economic conditions may cause prolonged declines in investor confidence and accessibility to capital markets. Our failure to raise capital, if needed, could restrict our growth, limit our development of new products or hinder our ability to compete.

EFFECTS OF INFLATION

         The impact of inflation and changing prices has not been significant on the financial condition or results of operations of either our company or our operating subsidiaries during the periods presented.

IMPACTS OF NEW ACCOUNTING PRONOUNCEMENTS

         In December 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 132 (revised
2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits," an amendment of SFAS Nos. 87, 88 and 106, and a revision of SFAS No.
132. The statement is effective for fiscal years and interim periods ending after December 15, 2003. The statement revises employers' disclosures about pension plans and other post-retirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS Nos. 87, 88 and 106. The new rules require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other post-retirement benefit plans. The adoption of this statement has not adversely affected our financial condition or results of operations.

         In December 2003, the FASB issued FASB Staff Position No. ("FSP") 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The guidance is effective for initial interim or annual fiscal periods ending after December 7, 2003. FSP 106-1 permits employers that sponsor post-retirement benefit plans (plan sponsors) that provide prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Act"). Without FSP 106-1, plan sponsors would be required under SFAS No. 106 to account for the effects of the Act in the fiscal period that includes December 8, 2003, the date the President signed the Act into law. The adoption of this statement has not adversely affected our financial condition or results of operations.

         In December 2003 the Securities and Exchange Commission issued Staff Accounting Bulletin No. ("SAB") 104, "Revenue Recognition." SAB 104 codifies, revises and rescinds certain sections of SAB 101, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Accordingly, there is no impact to our results of operations, financial position or cash flows as a result of the issuance of SAB No. 104.

         In December 2003, the FASB issued FASB Interpretation No. ("FIN") 46R, "Consolidation of Variable Interest Entities." FIN 46R requires the application of either FIN 46 or FIN 46R by public entities to all special purpose entities ("SPEs") created prior to February 1, 2003, as of December 31, 2003 for calendar year-end companies. FIN 46R is applicable to all non-SPEs created prior to February 1, 2003 at the end of the first interim or annual period ending after March 15, 2004. For all entities created subsequent to January 31, 2003, public entities were required to apply the provisions of FIN 46. The adoption of FIN 46 did not adversely affect our consolidated financial position, results of operations or cash flows. The adoption of FIN 46R for SPEs did not impact our consolidated financial position, results of operations or cash flows, and we do not believe the adoption of FIN 46R for non-SPEs will adversely affect our consolidated financial position, results of operations or cash flows.

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

         A substantial portion of our notes payable and long-term debt have variable interest rates based on the prime interest rate and/or the lender's base rate, which exposes us to risk of earnings loss due to changes in such interest rates. Our annual report on Form 10-K for the year ended December 31, 2003 contains information about our debt obligations that are sensitive to changes in interest rates under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk." There were no material changes in those market risks during the six months ended June 30, 2004.

ITEM 4.  CONTROLS AND PROCEDURES.

         Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of June 30, 2004, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         During the quarter ended June 30, 2004, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         We are not a party to any material pending legal proceedings.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

         We have not paid dividends on our common stock to date. Our credit facility with Wells Fargo Bank, N.A. prohibits the payment of cash dividends on our common stock. We currently intend to retain future earnings to fund the development and growth of our business and, therefore, do not anticipate paying cash dividends on our common stock within the foreseeable future. Any future payment of dividends on our common stock will be determined by our board of directors and will depend on our financial condition, results of operations, contractual obligations and other factors deemed relevant by our board of directors.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         Pursuant to the terms of a Stock Purchase Agreement executed on July 13, 2004, we acquired all of the issued and outstanding common stock of Larus Corporation, a California corporation ("Larus"). Prior to the acquisition, all of the common stock of Larus was owned by Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 18, 1995, and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988.

         Larus is based in San Jose, California and engages in the manufacturing and sale of telecommunications products. Larus has one wholly-owned subsidiary, Vista Labs, Incorporated ("Vista"), which provides engineering services to Larus. We acquired all of the assets and liabilities of Larus in this transaction, including the intellectual property, cash, accounts receivable and inventories owned by each of Larus and Vista. We intend to use these acquired assets for the same purpose for which they were used by each of Larus and Vista.

         The purchase price for the acquisition consisted of $1,000,000 in cash, the issuance of 1,213,592 shares of our common stock, $887,500 in the form of short-term, zero interest promissory notes that have been subsequently paid in full, $3,000,000 in the form of two subordinated secured promissory notes, and warrants to purchase up to an aggregate of 150,000 shares of our common stock at $1.30 per share. In addition, we assumed $245,000 worth of accounts payable and accrued expenses and entered into an above-market real property lease with the sellers, which lease represents an obligation that exceeds fair market value by approximately $756,000. The cash portion of the acquisition purchase price was funded with proceeds from our credit facility with Wells Fargo Bank, N.A. and cash on-hand. In determining the purchase price for Larus, we took into account the historical and expected earnings and cash flow of Larus, as well as the value of companies of a size and in an industry similar to Larus, comparable transactions and the market for such companies generally.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits
              --------

        Number    Description
        ------    -----------

         2.1 Stock Purchase Agreement dated July 13, 2004 between MicroTel International Inc.; Noel C. McDermott; Warren P. Yost; Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995; and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988 (1)

         2.2 Subordinated Secured Promissory Note dated July 13, 2004 in the principal amount of $1,681,318.68 made by MicroTel International Inc. in favor of Noel C. McDermott Revocable Living Trust dated December 19, 1995

         2.3 Subordinated Secured Promissory Note dated July 13, 2004 in the principal amount of $1,318,681.32 made by MicroTel International Inc. in favor of Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988

         2.4 Pledge and Security Agreement dated July 13, 2004 between MicroTel International Inc.; Noel C. McDermott, as Collateral Agent; Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995; and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988

         2.5 Intercreditor Agreement dated July 13, 2004 between MicroTel International Inc.; Noel C. McDermott, as Trustee of the Noel
                  C. McDermott Revocable Living Trust dated December 19, 1995; and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988

         2.6 Continuing Guarantee dated July 13, 2004 made by Larus Corporation in favor of Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995, and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988

         2.7 Continuing Guarantee dated July 13, 2004 made by Vista Labs Incorporated in favor of Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995, and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988

         2.8 Continuing Guarantee dated July 13, 2004 made by CXR Telcom in favor of Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995, and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988

         2.9 Security Agreement dated July 13, 2004 made by Larus Corporation in favor of Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995, and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988

         2.10 Security Agreement dated July 13, 2004 made by Vista Labs Incorporated in favor of Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995, and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988

         2.11 Security Agreement dated July 13, 2004 made by CXR Telcom in favor of Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995, and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988

         10.1 Commercial Lease dated July 13, 2004 between MicroTel International Inc., as Tenant, and Noel C. McDermott and Warren P. Yost, as Landlord, for the premises located at 894 Faulstich Court, San Jose, California

         10.2 Credit Facility Letter Agreement dated June 1, 2004 between Wells Fargo Bank, N.A., XET Corporation and CXR Telcom Corporation

         10.3 Revolving Line of Credit Note dated June 1, 2004 in the principal amount of up to $3,000,000 made by XET Corporation and CXR Telcom Corporation in favor of Wells Fargo Bank, N.A.

         10.4 Term Note dated June 1, 2004 in the principal amount of $150,000 made by XET Corporation and CXR Telcom Corporation in favor of Wells Fargo Bank, N.A.

         10.5 Continuing Guaranty made by XET Corporation and CXR Telcom Corporation in favor of Wells Fargo Bank, N.A.

         10.6 Security Agreement Equipment made by XET Corporation in favor of Wells Fargo Bank, N.A.

         10.7 Security Agreement Equipment made by CXR Telcom Corporation in favor of Wells Fargo Bank, N.A.

         10.8 Continuing Security Agreement Rights to Payment and Inventory made by XET Corporation in favor of Wells Fargo Bank, N.A.

         10.9 Continuing Security Agreement Rights to Payment and Inventory made by CXR Telcom Corporation in favor of Wells Fargo Bank, N.A.

         31 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

         32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         ------------------

             (1) Filed with the Securities and Exchange Commission on July 28, 2004 as an exhibit to our Form 8-K for July 13, 2004 and incorporated herein by reference.

         (b)  Reports on Form 8-K
              -------------------

              None.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                MICROTEL INTERNATIONAL, INC.

Dated: August 16, 2004          By: /S/ CARMINE T. OLIVA
                                    --------------------------------------------
                                    Carmine T. Oliva, Chairman of the Board,
                                    Chief Executive Officer (principal executive
                                    officer) and President

                                By: /S/ RANDOLPH D. FOOTE
                                    --------------------------------------------
                                    Randolph D. Foote, Chief Financial Officer
                                    (principal financial and accounting officer)

                        EXHIBITS ATTACHED TO THIS REPORT

       Number                       Description
       ------                       -----------

         2.2 Subordinated Secured Promissory Note dated July 13, 2004 in the principal amount of $1,681,318.68 made by MicroTel International Inc. in favor of Noel C. McDermott Revocable Living Trust dated December 19, 1995

         2.3 Subordinated Secured Promissory Note dated July 13, 2004 in the principal amount of $1,318,681.32 made by MicroTel International Inc. in favor of Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988

         2.4 Pledge and Security Agreement dated July 13, 2004 between MicroTel International Inc.; Noel C. McDermott, as Collateral Agent; Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995; and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988

         2.5 Intercreditor Agreement dated July 13, 2004 between MicroTel International Inc.; Noel C. McDermott, as Trustee of the Noel
                  C. McDermott Revocable Living Trust dated December 19, 1995; and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988

         2.6 Continuing Guarantee dated July 13, 2004 made by Larus Corporation in favor of Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995, and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988

         2.7 Continuing Guarantee dated July 13, 2004 made by Vista Labs Incorporated in favor of Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995, and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988

         2.8 Continuing Guarantee dated July 13, 2004 made by CXR Telcom in favor of Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995, and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988

         2.9 Security Agreement dated July 13, 2004 made by Larus Corporation in favor of Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995, and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988

         2.10 Security Agreement dated July 13, 2004 made by Vista Labs Incorporated in favor of Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995, and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988

         2.11 Security Agreement dated July 13, 2004 made by CXR Telcom in favor of Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995, and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988

         10.1 Commercial Lease dated July 13, 2004 between MicroTel International Inc., as Tenant, and Noel C. McDermott and Warren P. Yost, as Landlord, for the premises located at 894 Faulstich Court, San Jose, California

         10.2 Credit Facility Letter Agreement dated June 1, 2004 between Wells Fargo Bank, N.A., XET Corporation and CXR Telcom Corporation

         10.3 Revolving Line of Credit Note dated June 1, 2004 in the principal amount of up to $3,000,000 made by XET Corporation and CXR Telcom Corporation in favor of Wells Fargo Bank, N.A.

         10.4 Term Note dated June 1, 2004 in the principal amount of $150,000 made by XET Corporation and CXR Telcom Corporation in favor of Wells Fargo Bank, N.A.

         10.5 Continuing Guaranty made by XET Corporation and CXR Telcom Corporation in favor of Wells Fargo Bank, N.A.

         10.6 Security Agreement Equipment made by XET Corporation in favor of Wells Fargo Bank, N.A.

         10.7 Security Agreement Equipment made by CXR Telcom Corporation in favor of Wells Fargo Bank, N.A.

         10.8 Continuing Security Agreement Rights to Payment and Inventory made by XET Corporation in favor of Wells Fargo Bank, N.A.

         10.9 Continuing Security Agreement Rights to Payment and Inventory made by CXR Telcom Corporation in favor of Wells Fargo Bank, N.A.

         31 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

         32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002