Form 10-Q
period 2004-09-30
Emrise CORP
filed 2004-11-16
CIK 854852

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended SEPTEMBER 30, 2004  or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________


                         Commission File Number 1-10346


                               EMRISE CORPORATION
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

         As of November 10, 2004, there were 24,745,458 shares of the issuer's common stock, $0.0033 par value, outstanding.

================================================================================

                                                       PART I
                                               FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

         Condensed Consolidated Balance Sheets as of September 30, 2004 (unaudited)
               and December 31, 2003........................................................................    F-1

         Condensed Consolidated Statements of Operations for the Three and Nine Months
               Ended September 30, 2004 and 2003 (unaudited)................................................    F-2

         Condensed Consolidated Statements of Comprehensive Income for the
               Three and Nine Months Ended September 30, 2004 and 2003 (unaudited)..........................    F-3

         Condensed Consolidated Statements of Stockholders' Equity for the
               Nine Months Ended September 30, 2004 (unaudited).............................................    F-4

         Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
               September 30, 2004 and 2003 (unaudited)......................................................    F-5

         Notes to Condensed Consolidated Financial Statements (unaudited)...................................    F-6

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS...........................................................      2

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK...................................................................................     16

ITEM 4.       CONTROLS AND PROCEDURES.......................................................................     17

                                                      PART II
                                                 OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.............................................................................     17

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND
              USE OF PROCEEDS...............................................................................     17

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES...............................................................     18

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................     18

ITEM 5.       OTHER INFORMATION.............................................................................     18

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K..............................................................     18

SIGNATURES    ..............................................................................................     20

EXHIBITS ATTACHED TO THIS REPORT............................................................................     21


                                                         1

                                    PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                                  EMRISE CORPORATION AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                            AS OF SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
                          (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                  September 30,          December 31,
                                                                      2004                   2003
                                                                 --------------         --------------
                                                                  (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                     $         379          $       1,174
   Accounts receivable, net of allowance for doubtful
     accounts of $141 and $161, respectively                             5,381                  5,393
   Inventories                                                           6,518                  6,683
   Deferred tax asset                                                      153                    108
   Prepaid and other current assets                                        464                    447
                                                                 --------------         --------------
Total current assets                                                    12,895                 13,805
Property, plant and equipment, net                                         691                    322
Goodwill, net of accumulated amortization of $1,070
                                                                         7,984                  2,447
Other assets                                                               502                    595
                                                                 --------------         --------------
                                                                 $      22,072          $      17,169
                                                                 ==============         ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                 $       2,435          $       2,882
   Current portion of long-term debt                                       869                    316
   Accounts payable                                                      2,025                  1,637
   Income tax payable                                                      239                     --
   Accrued expenses                                                      2,728                  3,274
                                                                 --------------         --------------
Total current liabilities                                                8,296                  8,109
Long-term debt, less current portion                                     3,325                    819
Other liabilities                                                          909                    325
                                                                 --------------         --------------
Total liabilities                                                       12,530                  9,253
                                                                 --------------         --------------

Stockholders' equity:
   Preferred stock, authorized 10,000,000 shares;
Convertible
     Series B Preferred Stock, $0.01 par value; issued and
     outstanding 0 shares and 1,000 shares, respectively
     (aggregate liquidation preferences of $0 and $4,
     respectively)                                                          --                      4
   Common stock, $0.0033 par value. Authorized 50,000,000
     shares; issued and outstanding 24,745,000 and
     23,476,000, respectively                                               81                     77
   Additional paid-in capital                                           26,700                 25,613
   Accumulated deficit                                                 (17,289)               (17,886)
   Accumulated other comprehensive income                                   50                    108
                                                                 --------------         --------------
Total stockholders' equity                                               9,542                  7,916
                                                                 --------------         --------------
                                                                 $      22,072          $      17,169
                                                                 ==============         ==============


                See accompanying notes to condensed consolidated financial statements.


                                      EMRISE CORPORATION AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                                  (UNAUDITED)


                                                 Three Months Ended                  Nine Months Ended
                                                    September 30,                       September 30,
                                           -------------------------------     -------------------------------
                                                2004              2003              2004              2003
                                           -------------     -------------     -------------     -------------
                                                        (in thousands, except per share amounts)
Net sales                                  $      7,469      $      6,420      $     20,093            18,922
Cost of sales                                     4,239             3,705            11,217            11,237
                                           -------------     -------------     -------------     -------------
Gross profit                                      3,230             2,715             8,876             7,685
Operating expenses:
   Selling, general and administrative            2,465             1,916             6,749             5,532
   Engineering and product development              438               230             1,033               697
                                           -------------     -------------     -------------     -------------
Income from operations                              327               569             1,094             1,456
Other expense:
   Interest expense                                (115)             (104)             (305)             (317)
   Other income (expense)                           (28)               65               (64)                4
                                           -------------     -------------     -------------     -------------
Income before income taxes                          184               530               725             1,143
Income tax expense                                   26                26               128               236
                                           -------------     -------------     -------------     -------------
Net income                                 $        158      $        504      $        597      $        907
                                           =============     =============     =============     =============
Earnings per share:
   Net income:
     Basic                                 $       0.01      $       0.02      $       0.03      $       0.04
                                           =============     =============     =============     =============
     Diluted                               $       0.01      $       0.02      $       0.02      $       0.04
                                           =============     =============     =============     =============


                    See accompanying notes to condensed consolidated financial statements.


                                     EMRISE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                                 (UNAUDITED)


                                                    Three Months Ended               Nine Months Ended
                                                       September 30,                   September 30,
                                               ----------------------------    -----------------------------
                                                   2004            2003            2004             2003
                                               ------------    ------------    ------------     ------------
                                                                      (in thousands)
Net income                                     $       158     $       504     $       597      $       907
Other comprehensive income (loss):
   Foreign currency translation adjustment               6             109             (58)             361
                                               ------------    ------------    ------------     ------------
Comprehensive income                           $       164     $       613     $       539            1,268
                                               ============    ============    ============     ============


                   See accompanying notes to condensed consolidated financial statements.


                                                 EMRISE CORPORATION AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                NINE MONTHS ENDED SEPTEMBER 30, 2004
                                                             (UNAUDITED)
                                                           (IN THOUSANDS)


                                         Series B                                                           Accumulated
                                        Convertible                                                            Other
                                      Preferred Stock           Common Stock        Additional             Comprehensive
                                  -----------------------   ----------------------   Paid-In   Accumulated     Income
                                    Shares       Amount       Shares      Amount     Capital     Deficit       (Loss)         Total
                                  ----------   ----------   ----------  ----------  ----------  ----------   ----------   ----------

Balance at December 31, 2003              1    $       4       23,476   $      77   $  25,613   $ (17,886)   $     108    $   7,916
Preferred Series B conversions           --           (3)           3          --           3          --           --           --
Stock option exercise                    --           --            2          --           1          --           --            1
Foreign currency translation
  adjustment                             --           --           --          --          --          --          (58)         (58)
Issuance of shares for
  acquisition of Larus                   --           --        1,214           4         996          --           --        1,000
Warrant exercise                         --           --           50          --          15          --           --           15
Redemption of Series B                   (1)          (1)          --          --          --          --           --           (1)
Value of warrants issued for
  acquisition of Larus                   --           --           --          --          72          --           --           72
Net income for the period                --           --           --          --          --         597           --          597
                                  ----------   ----------   ----------  ----------  ----------  ----------   ----------   ----------
Balance at September 30, 2004             0    $       0       24,745   $      81   $  26,700   $ (17,289)   $      50    $   9,542
                                  ==========   ==========   ==========  ==========  ==========  ==========   ==========   ==========


                               See accompanying notes to condensed consolidated financial statements.


                            EMRISE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                        (UNAUDITED)


                                                            Nine Months Ended Sept. 30,
                                                              2004               2003
                                                         --------------     --------------
                                                                  (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                               $         597      $         907
Adjustments to reconcile net income to cash provided
  by operating activities:
     Depreciation and amortization                                 180                215
     Provision for doubtful accounts                                 4                 46
     Provision for obsolete/slow moving inventory                  496                628
     Deferred taxes                                                (45)              (108)
     Warrants issued for services                                   --                 19
     Changes in operating assets and liabilities,
       net of acquisition:
          Accounts receivable                                      709                378
          Inventories                                              323                182
          Other assets                                             111               (174)
          Accounts payable and accrued expenses                   (796)            (1,035)
                                                         --------------     --------------
Cash provided by operating activities                            1,579              1,058
                                                         --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net purchases of property, plant and equipment                 (431)               (42)
   Cash received from sale of fixed assets                          --                 13
   Cash collected on note receivable                                --                 12
   Net cash paid for acquisition of Larus                       (1,492)                --
                                                         --------------     --------------
Cash used in investing activities                               (1,923)               (17)
                                                         --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net decrease in notes payable and long-term debt               (388)            (1,050)
   Cash from exercise of warrant                                    15                 --
                                                         --------------     --------------
Cash used in financing activities                                 (373)            (1,050)
                                                         --------------     --------------

Effect of exchange rate changes on cash                            (78)               360
                                                         --------------     --------------

Net increase (decrease) in cash and cash equivalents              (795)               351

Cash and cash equivalents at beginning of period                 1,174                254
                                                         --------------     --------------

Cash and cash equivalents at end of period               $         379      $         605
                                                         ==============     ==============

Cash paid for:
     Income tax                                          $         427      $          61
                                                         ==============     ==============
     Interest                                            $         256      $         288
                                                         ==============     ==============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Issuance of common stock for Larus acquisition        $     1,000               --
   Issuance of promissory note for Larus acquisition           3,000               --
   Issuance of warrants for Larus acquisition                     72               --


          See accompanying notes to condensed consolidated financial statements.


                               EMRISE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

         Emrise Corporation, formerly MicroTel International Inc. (the "Company"), operates through four wholly-owned subsidiaries: CXR Telcom Corporation ("CXR Telcom"), CXR Anderson Jacobson, formerly CXR, SA ("CXR-AJ"), XET Corporation ("XET") and Larus Corporation ("Larus"). XET and its subsidiaries design, develop, manufacture and market digital and rotary switches, power supplies and subsystem assemblies. CXR Telcom and CXR-AJ design, develop, manufacture and market network access and transmission products and communications test equipment. Larus engages in the manufacturing and sale of telecommunications products. The Company conducts its operations out of various facilities in the United States, France, the United Kingdom and Japan and organizes itself in two product line segments: electronic components and communications equipment.

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

         The unaudited condensed consolidated financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of September 30, 2004 and December 31, 2003 and the results of operations and cash flows for the related interim periods ended September 30, 2004 and 2003. However, these results are not necessarily indicative of results for any other interim period or for the year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements included in its 2003 annual report on Form 10-K.

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

         The following table sets forth the net income, net income available for common stockholders and earnings per share amounts for the periods presented as if the Company had elected the fair value-based method of accounting for stock options for all periods presented:

                                              EMRISE CORPORATION
                       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                         SEPTEMBER 30, 2004 AND 2003
                                                 (UNAUDITED)


                                                   Three Months Ended                 Nine Months Ended
                                                      September 30,                     September 30,
                                                  2004             2003             2004             2003
                                              ------------     ------------     ------------     ------------
Net income:
   As reported                                $   158,000      $   504,000      $   597,000      $   907,000
   Add:  Stock-based compensation expense
     included in reported net income, net
     of related tax effect                             --               --               --               --
   Deduct:  Stock-based compensation
     expense determined under the fair
     value-based method                           (39,000)         (10,000)         (87,000)         (34,000)

   Pro forma                                  $   119,000      $   494,000      $   510,000      $   873,000
                                              ============     ============     ============     ============

Basic earnings per share:
   As reported                                $      0.01      $      0.02      $      0.03      $      0.04
   Add: Stock-based compensation expense
     included in reported net income, net
     of related tax effect                             --               --               --               --
   Deduct: Stock-based compensation
     expense determined under the fair
     value-based method                             (0.01)              --            (0.01)              --
                                              ------------     ------------     ------------     ------------
   Pro forma                                  $      0.00      $      0.02      $      0.02      $      0.04

Diluted earnings per share:
   As reported                                $      0.01      $      0.02      $      0.02      $      0.04

   Add: Stock-based compensation expense
     included in reported net income, net
     of related tax effect                             --               --               --               --
   Deduct: Stock-based compensation
     expensed determined under the fair
     value-based method                             (0.01)              --               --               --

   Pro forma                                  $      0.00      $      0.02      $      0.02      $      0.04
                                              ------------     ------------     ------------     ------------

         The above calculations include the effects of all grants in the periods presented. Because options often vest over several years and additional awards are made each year, the results shown above may not be representative of the effects on net income or loss in future periods. The calculations were based on a Black-Scholes pricing model with the following assumptions: no dividend yield; expected volatility of 92% to 107%; risk-free interest rate of 3%-4.25%; expected lives of 7 years.

                                           EMRISE CORPORATION
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                      SEPTEMBER 30, 2004 AND 2003
                                              (UNAUDITED)


(2) EARNINGS PER SHARE

         The following table illustrates the computation of basic and diluted earnings per share:

                                                Three Months Ended              Nine Months Ended
                                                   September 30,                  September 30,
                                           ----------------------------    ----------------------------
                                               2004            2003            2004            2003
                                           ------------    ------------    ------------    ------------
                                                     (in thousands, except per share amounts)
NUMERATOR:
Net income                                 $       158     $       504     $       597     $       907

Less: accretion of the excess of the
  redemption value over the carrying
  value of redeemable preferred stock               --              --              --               5
                                           ------------    ------------    ------------    ------------

Income attributable to common
  stockholders                             $       158     $       504     $       597     $       902
                                           ============    ============    ============    ============

DENOMINATOR:
Weighted average number of common
  shares outstanding during the period          24,538          23,428          23,833          22,280

Incremental shares from assumed
  conversions of warrants, options
  and preferred stock                              556             470             766           1,324
                                           ------------    ------------    ------------    ------------

Adjusted weighted average number of
  outstanding shares                            25,094          23,898          24,599          23,604
                                           ============    ============    ============    ============

Basic earnings per share                   $      0.01     $      0.02     $      0.03     $      0.04
                                           ============    ============    ============    ============

Diluted earnings per share                 $      0.01     $      0.02     $      0.02     $      0.04
                                           ============    ============    ============    ============

                               EMRISE CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)


         The following options and warrants were excluded from the computation of diluted earnings per share as a result of the exercise prices exceeding the average market prices of the underlying shares of common stock (in thousands, except per share amounts):

                                                      Three Months Ended
                                                         September 30,
                                                -------------------------------
                                                     2004              2003
                                                -------------     -------------
  Options and warrants to purchase
    shares of common stock                             1,668             1,325
                                                -------------     -------------

  Exercise prices per share                     $0.75 - $3.44     $0.35 - $3.44
                                                -------------     -------------


                                                       Nine Months Ended
                                                         September 30,
                                                -------------------------------
                                                     2004              2003
                                                -------------     -------------
  Options and warrants to purchase
    shares of common stock                             1,091               978
                                                -------------     -------------

  Exercise prices per share                     $0.75 - $3.44     $0.35 - $3.44
                                                -------------     -------------


(3)  INVENTORIES

         Inventories consisted of the following (in thousands):

                                                September 30,      December 31,
                                                    2004               2003
                                                -------------     -------------
Raw materials                                   $      3,371      $      3,230

Work-in-process                                        1,240             1,963

Finished goods                                         1,907             1,490
                                                -------------     -------------
                                                $      6,518      $      6,683
                                                =============     =============


(4) REPORTABLE SEGMENTS

         The Company has two reportable segments: electronic components and communications equipment. The electronic components segment operates in the United States, European and Asian markets and designs, manufactures and markets digital and rotary switches, electronic power supplies and subsystem assemblies. The communications equipment segment also operates in the United States, European and Asian markets and designs, manufactures and distributes network access and transmission products, communications test instruments and network timing and synchronization products.

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

                                                  EMRISE CORPORATION
                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                              SEPTEMBER 30, 2004 AND 2003
                                                      (UNAUDITED)


         There were no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the amounts disclosed in the Company's audited consolidated financial statements included in its 2003 annual report on Form 10-K except for the inclusion of Larus sales in the communications equipment segment in the third quarter of 2004. Selected financial data for each of the Company's operating segments is shown below (in thousands):

                                            Three Months        Three Months         Nine Months         Nine Months
                                               Ended               Ended                Ended               Ended
                                           Sept. 30, 2004      Sept. 30, 2003      Sept. 30, 2004      Sept. 30, 2003
                                          ----------------    ----------------    ----------------    ----------------
Sales to external customers:
      Electronic Components               $         3,843     $         4,402     $        11,703     $        12,251
      Communications Equipment                      3,626               2,018               8,390               6,671
                                          ----------------    ----------------    ----------------    ----------------
                                          $         7,469     $         6,420     $        20,093     $        18,922
                                          ================    ================    ================    ================

Segment pretax income:
      Electronic Components               $           632     $         1,069     $         2,228     $         2,729
      Communications Equipment                         75                  67                 206                  34
                                          ----------------    ----------------    ----------------    ----------------
                                          $           707     $         1,136     $         2,434     $         2,763
                                          ================    ================    ================    ================


                                                                                   Sept. 30, 2004      Dec. 31, 2003
                                                                                  ----------------    ----------------
 Segment assets:
       Electronic Components                                                      $         7,879     $         9,466
       Communications Equipment                                                            14,000               6,969
                                                                                  ----------------    ----------------
                                                                                  $        21,879     $        16,435
                                                                                  ================    ================

         The following is a reconciliation of the reportable segment income and assets to the Company's consolidated totals (in thousands):

                                            Three Months        Three Months         Nine Months         Nine Months
                                               Ended               Ended                Ended               Ended
                                           Sept. 30, 2004      Sept. 30, 2003      Sept. 30, 2004      Sept. 30, 2003
                                          ----------------    ----------------    ----------------    ----------------

 Total income for reportable segments     $           707     $         1,136     $         2,434     $         2,763
 Unallocated amounts:
    Unallocated general corporate
         expenses                                     523                 606               1,709               1,620
                                          ----------------    ----------------    ----------------    ----------------
 Consolidated income before
       income taxes                       $           184     $           530     $           725     $         1,143
                                          ================    ================    ================    ================


                                                         F-10

                               EMRISE CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)


                                                     Sept. 30,        Dec. 31,
                                                       2004             2003
                                                   ------------     ------------

Assets
    Total assets for reportable segments           $    21,879      $    16,437
    Other assets                                           193              732
                                                   ------------     ------------
 Total consolidated assets                         $    22,072      $    17,169
                                                   ============     ============

(5) NEW ACCOUNTING PRONOUNCEMENTS

         New accounting pronouncements are discussed under the heading "Impacts of New Accounting Pronouncements" in Item 2 of Part I of this report.

(6) INCOME TAXES

         The effective tax rate for the three- and nine-month periods ended September 30, 2004 is different than the 34% United States statutory rate primarily because the Company has net operating loss carryforwards that it used to reduce current United States taxes. In addition, the Company recorded a $45,000 income tax benefit in the third quarter of 2004 by reversing a portion of its valuation allowance due to the expectation of realizing a benefit from the net operating loss carryforwards. In addition, the Company recorded a tax expense for foreign taxes, as the Company has no foreign net operating loss carryforwards to apply to foreign taxes.

(7) CREDIT FACILITIES

         On June 1, 2004, two of the Company's subsidiaries, XET Corporation and CXR Telcom Corporation, together with the Company acting as guarantor, obtained a credit facility from Wells Fargo Bank, N.A. for the Company's domestic operations. This facility is effective through July 1, 2005 and replaced the previous credit facility the Company had with Wells Fargo Business Credit, Inc. No prepayment penalty was due because the prior loan contract excluded from prepayment penalties loans replaced with new credit facilities from Wells Fargo Bank, N.A. Also, the new credit facility has no minimum interest but is subject to an unused commitment fee equal to 0.25% per annum, payable quarterly based on the average daily unused amount of the line of credit described in the following paragraph.

         The new credit facility provides a $3,000,000 revolving line of credit secured by accounts receivable, other rights to payment and general intangibles, inventories and equipment. Borrowings do not need to be supported by specific receivables or inventory balances unless aggregate borrowings under the line of credit and the term loan described in the following paragraph exceed $2,000,000 for 30 consecutive days (a "conversion event"). If a conversion event occurs, the line of credit will convert into a formula-based line of credit until the borrowings are equal to or less than $2,000,000 for 30 consecutive days. The formula generally provides that outstanding borrowings under the line of credit may not exceed an aggregate of 80% of eligible accounts receivable, plus 15% of the value of eligible raw material inventory, plus 30% of the value of eligible finished goods inventory. The interest rate is variable and is adjusted monthly based on the prime rate plus 0.5%. The prime rate at September 30, 2004 was 4.75%.

                               EMRISE CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)


         The new credit facility also provides a term loan of $150,000 secured by equipment, amortizable over 36 months at a variable rate equal to the prime rate plus 1.5%. In addition, Wells Fargo Bank, N.A. has provided the Company with $300,000 of credit available for the purchase of new capital equipment when needed, of which a balance of $60,000 was outstanding at September 30, 2004.

         As of September 30, 2004, the Company had a balance owing under the revolving credit line of $1,567,000, and the Company had $433,000 of availability on the non-formula based portion of the credit line. The credit facility is subject to the following financial covenants: debt service; annual profitability; debt-to-tangible net worth; current ratio; and minimum tangible net worth. As of September 30, 2004, the Company was not in compliance with three of those covenants: debt-to-tangible net worth; current ratio; and minimum tangible net worth. The Company obtained a waiver of non-compliance for those covenants as of September 30, 2004. The Company is currently in discussion with Wells Fargo Bank, N.A. to amend the existing financial covenants effective as of the next measurement date of December 31, 2004. Management believes that the amendments to the financial covenants will be completed in the fourth quarter of 2004 and that the Company will be able to comply with the revised covenants over the next twelve months.

         As of September 30, 2004, the Company's foreign subsidiaries had credit facilities, including lines of credit and term loans, with Venture Finance PLC, a subsidiary of the global Dutch ABN AMRO Holdings, N.V. financial institution, in England, IFN Finance, a subsidiary of ABN AMRO Holdings, N.V., Banc National de Paris, Societe Generale in France and Sogelease and Johnan Shinkin Bank in Japan. At September 30, 2004, the balances outstanding under the Company's United Kingdom, France and Japan credit facilities were $774,000, $688,000 and $59,000, respectively.

         On July 13, 2004, the Company issued two promissory notes to the former shareholders of Larus totaling $3,000,000 in addition to paying cash and issuing shares of common stock (see Note 8), in exchange for 100% of the capital stock of Larus. These notes are subordinated to the Company's bank debt and are payable in 72 monthly equal payments of principal totaling $41,667 per month plus interest at the monthly LIBOR rate plus 5% with a maximum interest rate of 7% during the first two years of the term of the notes, 8% during the third and fourth years and 9% thereafter. During September 2004, the LIBOR rate was 1.84%. The total balance on these promissory notes as of September 30, 2004 was $2,875,000.

(8)  ACQUISITION

         Pursuant to the terms of a Stock Purchase Agreement executed on July 13, 2004, the Company acquired all of the issued and outstanding common stock of Larus. Larus is based in San Jose, California and engages in the manufacturing and sale of telecommunications products. Larus has one wholly-owned subsidiary, Vista Labs, Incorporated ("Vista"), which provides engineering services to Larus. The Company acquired all of the assets and liabilities of Larus in this transaction, including the intellectual property, cash, accounts receivable and inventories owned by each of Larus and Vista.

         The purchase price for the acquisition consisted of $1,000,000 in cash, the issuance of 1,213,592 shares of the Company's common stock, $887,500 in the form of two short-term, zero interest promissory notes that have since been repaid, $3,000,000 in the form of two subordinated secured promissory notes, and warrants to purchase up to an aggregate of 150,000 shares of the Company's common stock at $1.30 per share. In addition, the Company assumed $245,000 in accounts payable and accrued expenses and entered into an above-market real property lease with the sellers. This lease represents an obligation that exceeds the fair market value by approximately $756,000 and is part of the

                               EMRISE CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)


acquisition purchase price. The cash portion of the acquisition purchase price was funded with proceeds from the Company's credit facility with Wells Fargo Bank, N.A. and cash on-hand.

         The following table summarizes the unaudited assets acquired and liabilities assumed in connection with this acquisition:

                                                             Amount
                                                          in Thousands
                                                          ------------

        Current assets...............................       $  2,488
        Property, plant and equipment................             90
        Goodwill.....................................          5,535
                                                            ---------
        Total assets acquired........................          8,113
        Current liabilities..........................           (685)
        Other liabilities............................           (132)
                                                            ---------
        Total liabilities assumed....................           (817)
                                                            ---------
        Net assets acquired..........................       $  7,296
                                                            =========

         The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company and Larus, as though the acquisition occurred as of January 1, 2003. The pro forma amounts give effect to appropriate adjustments for interest expense and income taxes. The pro forma amounts presented are not necessarily indicative of future operating results (in thousands, except per share amounts):

                                               Three Months Ended                     Nine Months Ended
                                                  September 30,                         September 30,
                                        ---------------------------------     ---------------------------------
                                             2004               2003               2004               2003
                                        --------------     --------------     --------------     --------------
Revenues                                        7,469              7,893             22,718             23,234
                                        --------------     --------------     --------------     --------------
Net income                                        158                761                869              1,639
Earnings per share of common stock:
   Basic                                $        0.01      $        0.03      $        0.04      $        0.07
                                        ==============     ==============     ==============     ==============
   Diluted                              $        0.01      $        0.03      $        0.04      $        0.07
                                        ==============     ==============     ==============     ==============

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

         o our ability to efficiently and effectively integrate and operate the businesses of our newly-acquired subsidiary, Larus Corporation ("Larus");

         o our ability to identify, fund and integrate additional businesses;

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

OVERVIEW

         Through four of our wholly-owned operating subsidiaries, XET Corporation ("XET"), CXR Telcom Corporation ("CXR Telcom"), CXR Anderson Jacobson, formerly CXR, SA ("CXR-AJ"), and Larus, and through the divisions and subsidiaries of those subsidiaries, we design, develop, manufacture, assemble, and market products and services in the following two material business segments:

         o        Electronic Components

                  --       digital and rotary switches

                  --       electronic power supplies

                  --       subsystem assemblies

         o        Communications Equipment

                  --       network access and transmission products

                  --       communications test instruments

                  --       network timing and synchronization products

         Our sales are primarily in North America, Europe and Asia. Revenues are recorded when products are shipped if shipped FOB shipping point or when received by the customer if shipped FOB destination.

         Sales to customers in the electronic components segment, primarily to aerospace customers, defense contractors and industrial customers, were 63.4%, 59.1% and 46.1% of our total net sales during 2003, 2002 and 2001, respectively, and 58.2% of our total net sales during the nine months ended September 30, 2004. Sales of communications equipment and related services, primarily to private customer premises and public carrier customers, were 36.6%, 40.9% and 53.9% of our total net sales during 2003, 2002 and 2001, respectively, and 41.8% of our total net sales during the nine months ended September 30, 2004.

         During the nine months ended September 30, 2004, we achieved a 25.8% sales increase in our communications equipment segment as compared to the nine months ended September 30, 2003. Excluding sales of $1,468,000 from our newly acquired Larus subsidiary, our communications equipment sales increased 3.8% in the nine months ended September 30, 2004 as compared to the prior year period. Sales of our electronic components segment decreased 4.5% as compared to the comparable prior year period. As discussed below, our improved sales, cost reductions and Asian outsourcing have reduced the breakeven point in our communications equipment segment, which enabled us to produce an improved operating profit in this segment despite the historically low sales volume that reflects a three-year downturn in the telecommunications market.

         In 2003, our communications equipment segment sales increased slightly from the historically low level experienced in 2002. As a result of the telecommunications business downturn in 2001 and 2002, we experienced significant reductions in sales and gross profit as well as changes in our product mix. Consequently, during 2003 we shifted our overall focus toward growing our electronic components business. However, we also continued working to improve the growth and performance of our communications equipment business, particularly customer premises network access and transmission products. These efforts are continuing during 2004 and include our recent acquisition of Larus as discussed below. We expect this acquisition to enhance our performance based upon synergies anticipated to occur through the combination of the businesses of Larus and CXR Telcom.

         In addition to shifting our overall focus toward growing our electronic components business, during the first half of 2003 we reduced costs at CXR Telcom by reducing its work force and increasing our sourcing of test equipment components from Asian manufacturers that produce components for lower prices than we previously paid to our former suppliers. We have also reduced costs elsewhere in our communications equipment segment and lowered the breakeven point both in our United States and France operations through various cost-cutting methods, such as using Asian contract manufacturers, reducing facility rent expense and downsizing our administrative office in Paris, France. These cost-cutting efforts were a major factor in restoring our communications equipment segment to profitability in 2003 and the first nine months of 2004. However, we cannot predict if the recent improvement in telecom sales we are experiencing indicates the end of the severe telecommunications market downturn or the extent to which the downturn may continue to negatively affect our ability to sell our products and services to customers in the telecommunications industry.

         In July 2004, we acquired Larus. Larus is a San Jose, California-based manufacturer and seller of telecommunications products that has one wholly-owned subsidiary, Vista Labs, Incorporated, which provides engineering services to Larus ("Vista"). The basic purchase terms of the acquisition are described below. We have consolidated the results of operations of Larus beginning from the date of acquisition, July 13, 2004. Based on current sales projections, we anticipate that the Larus acquisition will be accretive to our earnings per share despite the associated expenses relating both to the payment of the purchase price and the operation and integration of Larus' business. We expect increased sales of our French subsidiary's products in the United States market as a result of sales and marketing support for the French products by Larus' United States-based sales and marketing staff. We have consolidated our CXR Telcom subsidiary's operations into the Larus facility, which we anticipate will result in significant administrative and facilities cost savings.

         We acquired all of the assets and liabilities of Larus, including the intellectual property, cash, accounts receivable and inventories owned by each of Larus and Vista. The purchase price for the acquisition consisted of $1,000,000 in cash, the issuance of 1,213,592 shares of our common stock, $887,500 in the form of two short-term, zero interest promissory notes that have since been repaid, $3,000,000 in the form of two subordinated secured promissory notes, and warrants to purchase up to an aggregate of 150,000 shares of our stock at $1.30 per share. In addition, we assumed $245,000 in accounts payable and accrued expenses and entered into an above-market real property lease with the sellers. This lease represents an obligation that exceeds the fair market value by approximately $756,000 and is part of the acquisition purchase price. The cash portion of the acquisition purchase price was funded with proceeds from the Company's credit facility with Wells Fargo Bank, N.A. and cash on-hand.

         The following table summarizes the unaudited assets acquired and liabilities assumed in connection with this acquisition:

                                                             Amount
                                                          in Thousands
                                                          ------------

        Current assets...............................       $  2,488
        Property, plant and equipment................             90
        Goodwill.....................................          5,535
                                                            ---------
        Total assets acquired........................          8,113
        Current liabilities..........................           (685)
        Other liabilities............................           (132)
                                                            ---------
        Total liabilities assumed....................           (817)
                                                            ---------
        Net assets acquired..........................       $  7,296
                                                            =========

         The following table summarizes, on an unaudited pro forma basis, the combined results of operations of Emrise and Larus, as though the acquisition occurred as of January 1, 2003. The pro forma amounts give effect to appropriate adjustments for interest expense and income taxes. The pro forma amounts presented are not necessarily indicative of future operating results (in thousands, except per share amounts):

                                           Three Months Ended              Nine Months Ended
                                              September 30,                   September 30,
                                      ---------------------------     ---------------------------
                                          2004            2003            2004            2003
                                      -----------     -----------     -----------     -----------
Revenues                                   7,469           7,893          22,718          23,234
Net income                                   158             761             869           1,639
Earnings per share of common stock
   Basic                              $     0.01      $     0.03      $     0.04      $     0.07
                                      ===========     ===========     ===========     ===========
   Diluted                            $     0.01      $     0.03      $     0.04      $     0.07
                                      ===========     ===========     ===========     ===========

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

     FOREIGN CURRENCY TRANSLATION

         We have foreign subsidiaries that together accounted for 68.8% of our net revenues, 70.6% of our assets and 70.3% of our total liabilities as of and for the year ended December 31, 2003, and 62.7% of our net revenues, 46.9% of our assets and 29.7% of our total liabilities as of and for the nine months ended September 30, 2004. In preparing our consolidated financial statements, we are required to translate the financial statements of our foreign subsidiaries from the currencies in which they keep their accounting records into United States dollars. This process results in exchange gains and losses which, under relevant accounting guidance, are either included within our statement of operations or as a separate part of our net equity under the caption "cumulative translation adjustment."

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

         Based on our assessment of the factors discussed above, we consider the functional currency of each of our international subsidiaries to be each subsidiary's local currency. Accordingly, we had cumulative translation gains of $108,000 and $50,000 that were included as part of accumulated other comprehensive income within our balance sheets at December 31, 2003 and September 30, 2004, respectively. During the year ended December 31, 2003 and the nine months ended September 30, 2004, we included foreign currency translation adjustments of a gain of approximately $705,000 and a loss of $58,000, respectively, under other comprehensive income or loss.

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

         In assessing potential impairment of goodwill, we consider these factors as well as forecasted financial performance of the acquired businesses. If forecasts are not met, we may have to record additional impairment charges not previously recognized. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of those respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets that were not previously recorded. If that were the case, we would have to record an expense in order to reduce the carrying value of our goodwill. On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," or SFAS No. 142, and were required to analyze our goodwill for impairment issues by June 30, 2002, and then at least annually after that date. At December 31, 2003, the reported goodwill totaled $2,447,000 (net of accumulated amortization of $1,070,000). During 2003 and the nine months ended September 30, 2004, we did not record any impairment losses related to goodwill and other intangible assets.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

         The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of total net sales:

                                                                    Three Months Ended
                                                                       September 30,
                                                               ------------------------------
                                                                  2004                2003
                                                               -----------        -----------
         Net sales.........................................       100.0%             100.0%
         Cost of sales.....................................       56.8                57.7
                                                               -----------        -----------
         Gross profit......................................       43.2                42.3
         Selling, general and administrative
           expenses........................................       33.0                29.8
         Engineering and product development
           expenses........................................        5.9                 3.6
                                                               -----------        -----------
         Operating income..................................        4.3                 8.9
         Interest expense..................................       (1.5)               (1.6)
         Other income......................................       (0.4)                1.0
                                                               -----------        -----------
         Income before income tax expense..................        2.4                 8.3
         Income tax expense................................        0.3                 0.4
                                                               -----------        -----------
         Net income .......................................        2.1%               7.9%
                                                               ===========        ===========

         NET SALES. Net sales for the three months ended September 30, 2004 increased by $1,049,000 (16.3%) to $7,469,000 as compared to $6,420,000 for the three months ended September 30, 2003.

         Net sales of our electronic components decreased by $559,000 (12.7%) to $3,843,000 for the three months ended September 30, 2004 as compared to $4,402,000 for the three months ended September 30, 2003. This decrease is primarily due to a $706,000 (27.3%) decrease in net sales of United Kingdom-produced power supplies and subsystem assemblies by XCEL Power Systems Ltd. ("XPS") due to changed delivery schedules and a $58,000 (3.9%) increase in net sales of switches manufactured by XET Corporation's Digitran Division.

         Net sales of our communications equipment products and services increased by $1,608,000 (79.7%) to $3,626,000 for the three months ended September 30, 2004 as compared to $2,018,000 for the three months ended

September 30, 2003, primarily due to the inclusion of sales from Larus following our acquisition of Larus on July 13, 2004. Net sales of network access equipment and transmission products increased by $1,221,000 (105.8%) to $2,375,000 for the three months ended September 30, 2004 as compared to $1,154,000 for the prior year period primarily due to sales of $956,000 of these products manufactured by Larus and a $292,000 increase in sales by CXR-AJ of network access products. Test equipment net sales decreased by $125,000 (18.9%) to $538,000 for the three months ended September 30, 2004 as compared to $663,000 for the three months ended September 30, 2003 primarily due to reduced purchases by the major United States telecommunications companies and a delay in executed orders from a Florida-based customer due to hurricanes.

         In the third quarter of 2004, we realized sales of $510,000 of network timing and synchronization products manufactured by Larus. Because we acquired Larus on July 13, 2004, the third quarter of 2004 is the first quarterly period in which we reported sales of network timing and synchronization products.

         GROSS PROFIT. Gross profit as a percentage of total net sales increased to 43.2% for the three months ended September 30, 2004 as compared to 42.3% for the comparable period in 2003. In dollar terms, total gross profit increased by $515,000 (19.0%) to $3,230,000 for the three months ended September 30, 2004 as compared to $2,715,000 for the three months ended September 30, 2003.

         Gross profit for our electronic components segment decreased in dollar terms by $208,000 (11.8%) to $1,559,000 for the three months ended September 30, 2004 as compared to $1,767,000 for the three months ended September 30, 2003, but increased as a percentage of related net sales to 40.6% for the three months ended September 30, 2004 from 40.1% for the three months ended September 30, 2003. This gross profit percentage increase primarily resulted from electronic component sales being made up of a larger proportion of higher margin digital switch sales. The gross profit for digital switches sold by the Digitran Division decreased to $801,000 from $963,000 in the prior year period, while the gross profit on power supplies decreased to $613,000 from $682,000 in the prior year period primarily due to lower sales volumes. We expect overall sales of power supplies to be less in 2004 than in 2003 due to scheduling of shipments, which we anticipate will result in an overall lower gross profit for power supplies in 2004 as compared to 2003.

         Gross profit for our communications equipment segment increased in dollar terms by $722,000 (76.1%) to $1,671,000 for the three months ended September 30, 2004 as compared to $949,000 for the three months ended September 30, 2003, but decreased slightly as a percentage of net sales to 46.1% for the three months ended September 30, 2004 from 47% for the three months ended September 30, 2003. The increase in gross profit in dollar terms was primarily due to the inclusion of $595,000 in gross profit from Larus and a $191,000 increase in gross profit from network access equipment sales by CXR-AJ due to higher sales as compared to the prior year period.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $549,000 (28.7%) to $2,465,000 for the three months ended September 30, 2004 as compared to $1,916,000 for the three months ended September 30, 2003. Selling, general and administrative expenses also increased as a percentage of total net sales, to 33.0% of net sales during the three months ended September 30, 2004 from 29.8% of net sales during the comparable period in 2003. The increase in selling, general and administrative expenses was due to several factors discussed below.

         Sales commissions increased by $46,000 (40.0%) to $161,000 for the three months ended September 30, 2004 as compared to $115,000 for the three months ended September 30, 2003, primarily due to the inclusion of Larus' sales commission expenses starting July 13, 2004. Other selling and marketing expenses increased by $257,000 (47.4%) to $799,000 for the three months ended September 30, 2004 as compared to $542,000 for the three months ended September 30, 2003. The increase was primarily due to the inclusion of Larus' selling expenses, and the addition of sales and marketing managers at XET Corporation and XCEL Power Systems, Ltd., attendance at tradeshows, increased advertising and the development of English language literature for our products produced in France. Administrative expenses increased by $246,000 (19.5%) to $1,505,000 for the three months ended September 30, 2004 as compared to $1,259,000 for the three months ended September 30, 2003, primarily due to the inclusion of $198,000 of administrative costs of Larus. We anticipate that selling, general and administrative expenses for the remainder of 2004 will remain at levels higher than those we experienced last year due to the Larus acquisition, increased investments in new products, sales and marketing expenses for our new low profile rotary and digital switches, increased activity in searching for and analyzing potential acquisitions, expansion of our investor relations program and increased corporate governance activities in response to the Sarbanes-Oxley Act of 2002 and recently adopted rules and regulations of the Securities and Exchange Commission.

         ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses consist primarily of research and product development activities. These expenses increased by $208,000 (90.4%) to $438,000 for the three months ended September 30, 2004 as compared to $230,000 for the three months ended September 30, 2003. The majority of the increase was due to the inclusion of $110,000 of expenses incurred by Larus and an $81,000 increase in research and engineering expenses related to our new low profile rotary switches. We expect this higher level of expense to continue throughout the remainder of 2004 as we develop our new family of rotary switches.

         OTHER INCOME AND EXPENSE. Interest expense increased by $11,000 (10.6%) to $115,000 for the three months ended September 30, 2004 as compared to $104,000 for the three months ended September 30, 2003 due to the issuance of $3,000,000 of notes for the acquisition of Larus. This increase was partially offset by reduced interest costs related to our new Wells Fargo Bank loan and reduced loan balances of our United Kingdom operations. Other expense was $28,000 for the three months ended September 30, 2004 as compared to other income of $65,000 for the three months ended September 30, 2003.

         INCOME TAX EXPENSE. Income tax expense for the three months ended September 30, 2004 was $26,000, the same as in the prior year period.

         NET INCOME. The net income for the three months ended September 30, 2004 decreased by $346,000 (68.7%) to $158,000 as compared to the net income of $504,000 for the three months ended September 30, 2003. The decrease was primarily due to the impact of planned increased sales and marketing expenses to launch new products and improve the marketing and sales efforts in promoting our existing products and the addition of similar expenses of Larus designed to increase future revenue and net income. We continue to closely monitor costs throughout our operations and have reduced costs through staffing reductions in our communications equipment operations in the United States.

     NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

         The following table sets forth, for the periods indicated, certain statement of operations data expressed as a percentage of total net sales:

                                                                     Nine Months Ended
                                                                       September 30,
                                                               ------------------------------
                                                                  2004                2003
                                                               -----------        -----------
         Net sales.........................................       100.0%             100.0%
         Cost of sales.....................................        55.8               59.4
                                                               -----------        -----------
         Gross profit......................................        44.2               40.6
         Selling, general and administrative
           expenses........................................        33.7               29.2
         Engineering and product development
           expenses........................................         5.1                3.7
                                                               -----------        -----------
         Operating income..................................         5.4                7.7
         Interest expense..................................        (1.5)              (1.7)
         Other income......................................        (0.3)               --
                                                               -----------        -----------
         Income before income tax expense..................         3.6                6.0
         Income tax expense................................         0.6                1.2
                                                               -----------        -----------
         Net income .......................................         3.0%               4.8%
                                                               ===========        ===========

         NET SALES. Net sales for the nine months ended September 30, 2004 increased by $1,171,000 (6.2%) to $20,093,000 as compared to $18,922,000 for the nine months ended September 30, 2003.

         Net sales of our electronic components decreased by $548,000 (4.5%) to $11,703,000 as compared to $12,251,000 for the nine months ended September 30, 2003. Net sales of power supplies and related electronic subsystem assemblies by XPS decreased by $1,384,000 (19.4%) to $5,753,000 as compared to $7,137,000 for the nine months ended September 30, 2003 due to delayed required delivery schedules. We anticipate that during the remainder of 2004 we will experience a level of sales of power supplies similar to the level we experienced in the first nine months of 2004. Net sales of switches manufactured by XET Corporation's Digitran Division increased by $361,000 (8.6%) to $4,541,000 as compared to $4,180,000 for the nine months ended September 30, 2003. The increase in net sales of digital switches was a result of increased orders from our customers for military equipment spare parts that we believe were partially due to the war in Iraq. Sales of electronic subsystem assemblies manufactured by the Digitran Division were $122,000 for the nine months ended September 30, 2004 as compared to $266,000 in the prior year period.

         Net sales of our communications equipment products and services for the nine months ended September 30, 2004 increased by $1,719,000 (25.8%) to $8,390,000 as compared to $6,671,000 for the nine months ended September 30, 2003. The increase was primarily due to the inclusion of sales by Larus totaling $1,468,000. Net sales of test equipment increased by $184,000 (11.7%) to $1,755,000 as compared to $1,571,000 for the nine months ended September 30, 2003 primarily due to increased market penetration into the central region of the United States and $115,000 of sales related to a new contract for test equipment for an agency of the Department of Homeland Security. We expect follow-on orders for this project in the fourth quarter of 2004 and in 2005.

         Sales by Larus of network timing and synchronization products were $510,000 for the nine months ended September 30, 2004. This product line is new to us, having acquired it with the purchase of Larus, hence we had no network timing and synchronization product sales in the prior year period.

         Net sales of network access equipment and transmission products increased by $1,058,000 (23.8%) to $5,511,000 as compared to $4,453,000 for the prior year period primarily due to $956,000 in sales by Larus.

         GROSS PROFIT. Gross profit as a percentage of total net sales increased to 44.2% for the nine months ended September 30, 2004 as compared to 40.6% for the comparable period in 2003. In dollar terms, total gross profit increased by $1,191,000 (15.5%) to $8,876,000 for the nine months ended September 30, 2004 as compared to $7,685,000 for the nine months ended September 30, 2003.

         Gross profit for our electronic components segment increased slightly in dollar terms by $31,000 (0.6%) to $4,894,000 for the nine months ended September 30, 2004 as compared to $4,863,000 for the nine months ended September 30, 2003, and increased as a percentage of related net sales to 41.8% for the nine months ended September 30, 2004 from 39.7% for the nine months ended September 30, 2003. This increase primarily resulted from increased profit margins of switches at XET Corporation's Digitran Division due to changes in product mix to a greater proportion of high margin military spare parts that resulted in a gross profit of $2,606,000 as compared to $2,313,000 in the prior year period. The gross profit for XPS, producer of power supplies, decreased to $1,865,000 from $2,117,000 in the prior year period primarily due to lower shipments.

         Gross profit for our communications equipment segment increased in dollar terms by $1,159,000 (41.1%) to $3,982,000 for the nine months ended September 30, 2004 as compared to $2,823,000 for the nine months ended September 30, 2003, and increased as a percentage of net sales to 47.5% for the nine months ended September 30, 2004 from 42.3% for the nine months ended September 30, 2003. The increase in gross profit was due to the inclusion of Larus' gross profit of $873,000 from July 13, 2004, and the reduction in costs at CXR Telcom for test equipment primarily due to Asian outsourcing. The gross margin for test instruments increased significantly to 65.4% for the nine months ended September 30, 2004 from 40.3% for the prior year period and to $1,260,000 for the nine months ended September 30, 2004 as compared to $748,000 for the prior year period. CXR-AJ's gross profit, which is mainly generated by sales of network access equipment, increased to $2,127,000 for the nine months ended September 30, 2004 from $2,075,000 for the prior year period primarily due to increased sales volumes of network access products, and CXR-AJ's gross margin declined slightly to 42.6% for the nine months ended September 30, 2004 from 43.1% for the prior year period due to a larger proportion of resale products in the sales base as compared to the proportion of our in-house manufactured products in the sales base.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $1,217,000 (22.0%) to $6,749,000 for the nine months ended September 30, 2004 as compared to $5,532,000 for the nine months ended September 30, 2003. Selling, general and administrative expenses also increased as a percentage of total net sales, to 33.7% of net sales during the nine months ended September 30, 2004 from 29.2% of net sales during the comparable period in 2003. The increase in selling, general and administrative expenses was due to several factors discussed below.

         Sales expenses increased by $667,000 (36.4%) to $2,497,000 for the nine months ended September 30, 2004 as compared to $1,830,000 for the prior year period due to the addition of sales managers at XET Corporation's Digitran Division and XCEL Power Systems, Ltd., and increased marketing expenses for our new very low profile rotary and digital switches, test instruments and network access products, attendance at tradeshows, increased advertising and the development of English language literature for our products produced in France. Administrative expenses increased by $550,000 (14.9%) to $4,252,000 for the nine months ended September 30, 2004 as compared to $3,702,000 for the nine months ended September 30, 2003 due to increases in legal, accounting and investor relations expenses and investment banking fees that primarily related to searching for and analyzing potential acquisitions. We anticipate that selling, general and administrative expenses for the remainder of 2004 will remain at levels higher than those we experienced last year due to the Larus acquisition, increased investments in new products, sales and marketing expenses for our new low profile rotary and digital switches, increased activity in searching for and analyzing potential acquisitions, expansion of our investor relations program and increased corporate governance activities in response to the Sarbanes-Oxley Act of 2002 and recently adopted rules and regulations of the Securities and Exchange Commission.

         ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses consist primarily of product development activities. These expenses increased by $336,000 (48.2%) to $1,033,000 for the nine months ended September 30, 2004 as compared to $697,000 for the prior year period. The majority of the increase was due to the inclusion of $110,000 of expenses incurred by Larus, and additional engineering and patent expenses for our new patent-pending low profile rotary and digital switch products, including the hiring of two engineers. We expect this higher level of expense to continue throughout the remainder of 2004 as we continue to develop our new family of low profile rotary and digital switches.

         OTHER INCOME AND EXPENSE. Interest expense decreased to $305,000 for the nine months ended September 30, 2004 as compared to $317,000 for the nine months ended September 30, 2003 due to lower loan balances. Other expense was $64,000 for the nine months ended September 30, 2004 as compared to other income of $4,000 for the nine months ended September 30, 2003.

         INCOME TAX EXPENSE. Income tax expense for the nine months ended September 30, 2004 was $128,000 as compared to $236,000 for the comparable prior year period. The majority of the tax relates to United Kingdom income tax. The reduction was primarily due to a reduced United Kingdom income tax payable related to an increase in available loss carryforwards.

         NET INCOME. The net income for the nine months ended September 30, 2004 decreased by $310,000 (34.2%) to $597,000 as compared to the net income of $907,000 for the nine months ended September 30, 2003. This reduction was generally due to an increase in product development, selling and administrative expenses that reduced the impact of our greatly improved gross profit and gross profit margins. We expect our product development expenses to continue at this higher rate due to our aggressive product development programs. We also expect sales and marketing costs to remain high as we strengthen our marketing efforts. Administrative costs will be at a higher rate than last year due to our plans for additional acquisitions and our obligations under the Sarbanes-Oxley Act of 2002. We intend to focus on maintaining and improving our gross profit margin and increasing our revenue through internal growth and acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

         During the year ended December 31, 2003 and the nine months ended September 30, 2004, we funded our operations primarily through revenue generated from our operations and through our existing and previous lines of credit with Wells Fargo Bank, N.A., Wells Fargo Business Credit, Inc. and various foreign banks. As of September 30, 2004, we had working capital of $4,599,000, which represented a $1,097,000 decrease from working capital of $5,696,000 at December 31, 2003, primarily due to the acquisition of Larus. Also at September 30, 2004, we had an accumulated deficit of $17,289,000, accumulated other comprehensive gains of $50,000, cash and cash equivalents of $379,000, and $5,381,000 of accounts receivable. At December 31, 2003, we had an accumulated deficit of

$17,886,000, accumulated other comprehensive gains of $108,000, cash and cash equivalents of $1,174,000, and $5,393,000 of accounts receivable.

         Cash provided by our operating activities increased by 49.2% to $1,579,000 for the nine months ended September 30, 2004 as compared to cash provided by our operating activities of $1,058,000 for the nine months ended September 30, 2003. This $521,000 increase in cash provided by operations during the nine months ended September 30, 2004 as compared to the comparable prior year period primarily resulted from improved accounts receivable collections.

         Cash used in our investing activities totaled $1,923,000 for the nine months ended September 30, 2004 as compared to $17,000 for the nine months ended September 30, 2003. Included in the results for the nine months ended September 30, 2004 are net cash of $1,492,000 to acquire Larus and $431,000 of fixed asset purchases for telecommunications, management information systems and support of prototype and production quantities of our new low profile rotary and digital switches.

         Cash used in our financing activities totaled $373,000 for the nine months ended September 30, 2004 as compared to $1,050,000 of cash used in our financing activities for the first nine months of 2003, primarily due to repayment of bank debt in both periods.

         On June 1, 2004, our subsidiaries, XET Corporation and CXR Telcom, together with Emrise acting as guarantor, obtained a credit facility from Wells Fargo Bank, N.A. for our domestic operations. This facility is effective through July 1, 2005 and replaced the previous credit facility we had with Wells Fargo Business Credit, Inc. No prepayment penalty was due because the prior loan contract excluded from prepayment penalties loans replaced with new credit facilities from Wells Fargo Bank, N.A. Also, the new credit facility has no minimum interest but is subject to an unused commitment fee equal to 0.25% per annum, payable quarterly based on the average daily unused amount of the line of credit described in the following paragraph.

         The new credit facility provides a $3,000,000 revolving line of credit secured by accounts receivable, other rights to payment and general intangibles, inventories and equipment. Borrowings do not need to be supported by specific receivables or inventory balances unless aggregate borrowings under the line of credit and the term loan described in the following paragraph exceed $2,000,000 for 30 consecutive days (a "conversion event"). If a conversion event occurs, the line of credit will convert into a formula-based line of credit until the borrowings are equal to or less than $2,000,000 for 30 consecutive days. The formula generally provides that outstanding borrowings under the line of credit may not exceed an aggregate of 80% of eligible accounts receivable, plus 15% of the value of eligible raw material inventory, plus 30% of the value of eligible finished goods inventory. The interest rate is variable and is adjusted monthly based on the prime rate plus 0.5%. The prime rate at September 30, 2004 was 4.75%.

         The new credit facility also provides a term loan of $150,000 secured by equipment, amortizable over 36 months at a variable rate equal to the prime rate plus 1.5%. In addition, Wells Fargo Bank, N.A. has provided us with $300,000 of credit available for the purchase of new capital equipment when needed, of which a balance of $60,000 was outstanding at September 30, 2004.

         As of September 30, 2004, we had a balance owing under the revolving credit line of $1,567,000, and we had $433,000 of availability on the non-formula based portion of the credit line. The credit facility is subject to the following financial covenants: debt service; annual profitability; debt-to-tangible net worth; current ratio; and minimum tangible net worth. As of

September 30, 2004, we were not in compliance with three of those covenants: debt-to-tangible net worth; current ratio; and minimum tangible net worth. We obtained a waiver of non-compliance as of September 30, 2004. We are currently in discussion with Wells Fargo Bank, N.A. to amend the existing financial covenants effective as of the next measurement date of December 31, 2004. Management believes that the amendments to the financial covenants will be completed in the fourth quarter of 2004 and that we will be able to comply with the revised covenants over the next twelve months.

         On July 13, 2004, we issued two promissory notes to the former shareholders of Larus totaling $3,000,000 in addition to paying cash and issuing shares of common stock, in exchange for 100% of the capital stock of Larus. These notes are subordinated to our bank debt and are payable in 72 monthly equal payments of principal totaling $41,667 per month plus interest at the monthly LIBOR rate plus 5% with a maximum interest rate of 7% during the first two years of the term of the notes, 8% during the third and fourth years and 9% thereafter. During September 2004, the LIBOR rate was 1.84%. The total balance on these promissory notes as of September 30, 2004 was $2,875,000.

         As of September 30, 2004, our foreign subsidiaries had credit facilities, including lines of credit and term loans, with Venture Finance PLC, a subsidiary of the global Dutch ABN AMRO Holdings, N.V. financial institution, in England, IFN Finance, a subsidiary of ABN AMRO Holdings, N.V., Banc National de Paris, Societe Generale in France and Sogelease and Johnan Shinkin Bank in Japan. At September 30, 2004, the balances outstanding under our United Kingdom, France and Japan credit facilities were $774,000, $688,000 and $59,000, respectively.

         XCEL Japan Ltd., or XJL, obtained a term loan on November 29, 2002 from Johnan Shinkin Bank. The loan is amortized over five years and carries an annual fixed interest rate of 3.25%. The balance of the loan as of September 30, 2004 was $59,000 using the exchange rate in effect at that date for conversion of Japanese yen into United States dollars.

         Our United Kingdom subsidiary, XPS, obtained a credit facility with Venture Finance PLC as of November 12, 2002. This credit facility expires on November 15, 2005. Using the exchange rate in effect at September 30, 2004 for the conversion of British pounds into United States dollars, the facility is for a maximum of $2,685,000 and includes a $627,000 unsecured cash flow loan, a $143,000 term loan secured by fixed assets, and the remainder is a loan secured by accounts receivable and inventory. The interest rate is the base rate of Venture Finance PLC (4.75% at September 30, 2004) plus 2%, and is subject to a minimum rate of 4% per annum. There are no financial performance covenants applicable to this credit facility.

         On April 8, 2003, CXR-AJ obtained a credit facility from IFN Finance, a subsidiary of ABN AMRO N.V. This credit facility is for a maximum of $1,488,000, based on the exchange rate in effect at September 30, 2004 for the conversion of euros into United States dollars. CXR-AJ also had a $31,000 revolving loan balance with Bank Hervet as of September 30, 2004. In addition, CXR-AJ had outstanding term loans with two other French banks totaling $98,000 as of September 30, 2004. The IFN Finance facility is secured by accounts receivable and carries an annual interest rate of 1.6% above the French "T4M" rate. The French T4M rate was 2.05% at September 30, 2004.

         Our backlog was $7,307,000 as of September 30, 2004 as compared to $8,785,000 as of September 30, 2003. The reduction in backlog was primarily due to substantial shipments under long-term contracts by XPS in the United Kingdom Our backlog as of September 30, 2004 was 82.5% related to our electronic components business, which business tends to provide us with long lead-times for our manufacturing processes due to the custom nature of the products, and 17.5% related to our communications equipment business, which business tends to deliver standard products from stock as orders are received. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

         We took various actions to reduce costs in 2003. These actions were intended to reduce the cash outlays of our telecommunications equipment segment to match its revenue rate. We also have contracted with Asian manufacturers for production of test equipment components at lower prices than we previously paid to our former suppliers and have received shipments of quality components from these Asian suppliers.

         We included in our annual report on Form 10-K for the year ended December 31, 2003 a contractual obligations table that outlines payments due from us or our subsidiaries under our lines of credit and other significant contractual obligations through 2008, exclusive of interest. During the nine months ended September 30, 2004, no material changes in this information occurred outside the ordinary course of business except as described below with respect to the Larus acquisition and except as described elsewhere with regard to the new credit facility with Wells Fargo Bank, N.A.

         As described above under the heading "Overview," we acquired Larus and Vista in July 2004. As a result of the acquisition, we acquired all of the assets and liabilities of Larus, including the intellectual property, cash, accounts receivable and inventories owned by each of Larus and Vista. The purchase price consisted of $1,000,000 in cash, the issuance of 1,213,592 shares of our common stock, $887,500 in the form of two short-term, zero interest promissory notes that have since been repaid, $3,000,000 in the form of two subordinated secured promissory notes, and warrants to purchase up to an aggregate of 150,000 shares of our common stock at $1.30 per share. In addition, we assumed $245,000 worth of accounts payable and accrued expenses and entered into an above-market seven-year real property lease with the sellers. This lease represents an obligation that exceeds the fair market value by approximately $756,000 and is part of the acquisition purchase price.

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

         In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. ("SAB") 104, "Revenue Recognition." SAB No. 104 codifies, revises and rescinds certain sections of SAB No. 101, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Accordingly, there is no impact to our results of operations, financial position or cash flows as a result of the issuance of SAB No. 104.

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

         A substantial portion of our notes payable and long-term debt have variable interest rates based on the prime interest rate and/or the lender's base rate, which exposes us to risk of earnings loss due to changes in such interest rates. Our annual report on Form 10-K for the year ended December 31, 2003 contains information about our debt obligations that are sensitive to changes in interest rates under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk." There were no material changes in those market risks during the nine months ended September 30, 2004.

ITEM 4.  CONTROLS AND PROCEDURES.

         Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2004, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         As discussed in footnote 8 to the condensed consolidated financial statements, we acquired Larus Corporation on July 13, 2004. In connection with the acquisition, we implemented new internal control procedures over the newly acquired entity. These procedures included establishing monthly reporting closing procedures at Larus and providing additional training to accounting personnel at Larus. With the except of the new procedures in place over Larus, during the quarter ended September 30, 2004, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         We are not a party to any material pending legal proceedings.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      UNREGISTERED SALES OF EQUITY SECURITIES

         As discussed elsewhere in this report, we acquired, effective as of July 13, 2004, all of the issued and outstanding common stock of Larus Corporation from three accredited investors. The purchase price for the acquisition consisted of $1,000,000 in cash, the issuance of 1,213,592 shares of our common stock, $887,500 in the form of two short-term, zero interest promissory notes, $3,000,000 in the form of two subordinated secured promissory notes, and three-year warrants to purchase up to an aggregate of 150,000 shares of our common stock at $1.30 per share. In addition, we assumed $245,000 worth of accounts payable and accrued expenses and entered into an above-market real property lease with the sellers, which lease represents an obligation that exceeds the fair market value by approximately $756,000 and is part of the acquisition purchase price. The cash portion of the acquisition purchase price was funded with proceeds from our credit facility with Wells Fargo Bank, N.A. and cash on-hand.

         During the third quarter, we issued 50,000 shares of common stock to one individual upon exercise of a warrant for $15,000 cash.

         Exemption from the registration provisions of the Securities Act of 1933 for the transactions described above is claimed under Section 4(2) of the Securities Act of 1933, among others, on the basis that such transactions did not involve any public offering and the purchasers were accredited or sophisticated with access to the kind of information registration would provide.

      LIMITATIONS ON PAYMENT OF DIVIDENDS

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      Exhibit
      Number      Description
      -------     -----------

         2.1 Stock Purchase Agreement dated July 13, 2004 between MicroTel International Inc.; Noel C. McDermott; Warren P. Yost; Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995; and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988 (1)

         2.2 Subordinated Secured Promissory Note dated July 13, 2004 in the principal amount of $1,681,318.68 made by MicroTel International Inc. in favor of Noel C. McDermott Revocable Living Trust dated December 19, 1995 (2)

         2.3 Subordinated Secured Promissory Note dated July 13, 2004 in the principal amount of $1,318,681.32 made by MicroTel International Inc. in favor of Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988 (2)

         2.4 Pledge and Security Agreement dated July 13, 2004 between MicroTel International Inc.; Noel C. McDermott, as Collateral Agent; Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995; and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988 (2)

         2.5 Intercreditor Agreement dated July 13, 2004 between MicroTel International Inc.; Noel C. McDermott, as Trustee of the Noel
                  C. McDermott Revocable Living Trust dated December 19, 1995; and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988 (2)

         2.6 Continuing Guarantee dated July 13, 2004 made by Larus Corporation in favor of Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995, and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988 (2)

         2.7 Continuing Guarantee dated July 13, 2004 made by Vista Labs Incorporated in favor of Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995, and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988 (2)

         2.8 Continuing Guarantee dated July 13, 2004 made by CXR Telcom in favor of Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995, and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988 (2)

         2.9 Security Agreement dated July 13, 2004 made by Larus Corporation in favor of Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995, and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988 (2)

         2.10 Security Agreement dated July 13, 2004 made by Vista Labs Incorporated in favor of Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995, and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988 (2)

         2.11 Security Agreement dated July 13, 2004 made by CXR Telcom in favor of Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995, and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988 (2)

          3.2     Amended and Restated Bylaws of Emrise Corporation (3)

         10.1 Commercial Lease dated July 13, 2004 between MicroTel International Inc., as Tenant, and Noel C. McDermott and Warren P. Yost, as Landlord, for the premises located at 894 Faulstich Court, San Jose, California (2)

         31 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

         32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         ----------

             (1) Filed with the Securities and Exchange Commission on July 28, 2004 as an exhibit to our Form 8-K for July 13, 2004 and incorporated herein by reference.

             (2) Filed with the Securities and Exchange Commission on August 16, 2004 as an exhibit to our Form 10-Q for June 30, 2004 and incorporated herein by reference.

             (3) Filed with the Securities and Exchange Commission on September 21, 2004 as Appendix G to our definitive proxy statement for our 2004 annual meeting of stockholders and incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                EMRISE CORPORATION

Dated: November 15, 2004        By: /S/ CARMINE T. OLIVA
                                    --------------------------------------------
                                    Carmine T. Oliva, Chairman of the Board,
                                    Chief Executive Officer (principal executive
                                    officer) and President

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