Form 10-K
period 2004-12-31
Emrise CORP
filed 2005-04-08
CIK 854852

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended DECEMBER 31, 2004.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to _____________

                         Commission file number: 1-10346

                               EMRISE CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                                         77-0226211
   (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                         Identification No.)

    9485 HAVEN AVENUE, SUITE 100,                                 91730
    RANCHO CUCAMONGA, CALIFORNIA                               (Zip Code)
(Address of principal executive offices)

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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

         The aggregate market value of the voting common equity held by nonaffiliates of the registrant, computed by reference to the closing sale price of such stock on June 30, 2004, is approximately $16,671,000. The registrant has no non-voting common equity.

         The number of shares of the registrant's common stock, $0.0033 par value, outstanding as of March 22, 2005 was 37,384,708.

         DOCUMENTS INCORPORATED BY REFERENCE:  None.

================================================================================

                                               TABLE OF CONTENTS
                                               -----------------
                                                                                                          Page
                                                                                                          ----

                                                    PART I

Item 1.       Business.......................................................................................2

Item 2.       Properties....................................................................................26

Item 3.       Legal Proceedings.............................................................................27

Item 4.       Submission of Matters to a Vote of Security Holders...........................................27

                                                    PART II

Item 5.       Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
              Purchases of Equity Securities................................................................28

Item 6.       Selected Financial Data.......................................................................29

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations.........30

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk....................................54

Item 8.       Financial Statements and Supplementary Data...................................................55

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........55

Item 9A.      Controls and Procedures.......................................................................55

Item 9B       Other Information.............................................................................55

                                                   PART III

Item 10.      Directors and Executive Officers of the Registrant............................................56

Item 11.      Executive Compensation........................................................................59

Item 12.      Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters...............................................................66

Item 13.      Certain Relationships and Related Transactions................................................68

Item 14.      Principal Accountant Fees and Services........................................................69

                                                    PART IV

Item 15.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............................69

Index to Financial Statements and Financial Statement Schedule.............................................F-1

Index to Exhibits...........................................................................................70

Signatures    ..............................................................................................75

Exhibits Attached to This Report............................................................................76


                                                      i

                                     PART I

ITEM 1.  BUSINESS.

CORPORATE OVERVIEW

         We are a Delaware corporation that was formed July 14, 1989. We have three wholly-owned operating subsidiaries, XET Corporation, a New Jersey corporation that was formed in 1983, CXR Larus Corporation, a Delaware corporation that was formed in 1984 ("CXR Larus"), and CXR Anderson Jacobson, a French company that was formed in 1973 ("CXR-AJ"). XET Corporation and its subsidiaries design, develop, manufacture and market electronic components for defense, aerospace and industrial markets. CXR Larus and CXR-AJ design, develop, manufacture and market network access and transmission products and communications test equipment. CXR Larus also manufactures and sells communication timing and synchronization products.

         In December 2004, CXR Larus changed its name from CXR Telcom Corporation when it succeeded by merger to the assets and liabilities of Larus Corporation, a San Jose, California-based manufacturer and seller of telecommunications products, and Vista Labs, Incorporated, a subsidiary of Larus Corporation that provided engineering services to Larus Corporation. As described in more detail elsewhere in this report, we acquired Larus
Corporation and Vista Labs, Incorporated in July 2004.

         In March 2005, XCEL Corporation Ltd., a United Kingdom-based subsidiary of XET Corporation, acquired Pascall Electronic (Holdings) Limited and its wholly-owned subsidiary, Pascall Electronics Limited ("Pascall"). Pascall is based in the United Kingdom and manufactures a range of proprietary power systems and radio frequency ("RF") components and subsystems.

         Through our operating subsidiaries, CXR Larus, CXR-AJ and XET Corporation, and through the divisions and subsidiaries of those subsidiaries, we design, develop, manufacture, assemble, and market products and services in the following two material business segments:

         o        Electronic Components

                  --       digital and rotary switches

                  --       electronic power supplies

                  --       RF components

                  --       subsystem assemblies

         o        Communications Equipment

                  --       network access and transmission products

                  --       communication timing and synchronization products

                  --       communications test instruments

         Our sales are primarily in North America, Europe and Asia. Sales to customers in the electronic components segment, primarily to defense and aerospace customers, defense contractors and industrial customers, were 51.1%,

63.4% and 59.1% of our total net sales for the years 2004, 2003 and 2002, respectively. Sales of communications equipment and related services, primarily to private telecommunications network customers and public carriers, were 48.9%, 36.6% and 40.9% of our total net sales during the years 2004, 2003 and 2002, respectively.

         Our objective in our electronic components business is to become the supplier of choice for harsh environment digital and rotary switches, custom power supplies and RF and microwave products. Our objective in our communications equipment business is to become a leader in quality, cost effective solutions to meet the requirements of communications equipment customers. We believe that we can achieve these objectives through customer-oriented product development, superior product solutions, and excellence in local market service and support.

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

         The Digitran division of XET Corporation ("Digitran"), which division was acquired by XET Corporation from Becton Dickinson in 1985, has been manufacturing digital switches since the division was formed in the 1960s. XCEL Power Systems Ltd. ("XPS"), a second tier subsidiary of XET Corporation, has been manufacturing electronic power supplies since 1989. Pascall was formed in 1977.

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

OUR SOLUTION

         We have developed a range of electronic components, such as digital and rotary switches, custom electronic power supplies and RF components and subsystems, used primarily by aerospace, defense and industrial customers. We have developed and we manufacture and market various network access and transmission devices used by businesses and other users to efficiently transmit data, voice and video information to destinations within and outside of their respective networks.

         We have developed and we manufacture and market a broad range of test instruments used by operators of public and private telecommunications networks for the installation, maintenance and optimization of advanced communications networks.

         We have also developed and we manufacture and market an extensive range of communication timing and synchronization products used by operators of public and private telecommunications networks to provide a consistent source of timing alignment, or synchronization, for digital networks when the principal network timing source is lost.

         Our extensive knowledge and understanding of our customers' needs, together with the broad capabilities of our network access and transmission products, test instrumentation products and our sophisticated electronic components, enable us to provide the following features and benefits to our customers:

         DEVELOPMENT OF NEW SWITCH TECHNOLOGY. We have complemented our long-established range of products with a new range of patent-pending space-saving rotary switches we refer to as VLP(TM), which are very low profile switches. These products have been specifically designed to target harsh environment and aerospace applications where space is at a premium, providing a substantial advantage over larger switches offered by our competitors.

         PROVISION OF RF COMPONENTS AND SUBASSEMBLIES. We have developed and provide a range of RF components and subassemblies that meet the requirements of defense, aerospace and industrial applications.

         DEVELOPMENT OF COMMUNICATION TIMING AND SYNCHRONIZATION EQUIPMENT. We have extended the existing range of communication timing and synchronization products with a new range of equipment designed specifically to target the more extensive Regional Bell Operating Companies ("RBOC") market.

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

         FOCUS ON OUR ELECTRONIC COMPONENTS BUSINESS. We plan to continue to grow our electronic components business by marketing our electronic components products in their established market niches, identifying opportunities to broaden our customer base for our power supply products and introducing RF components and subsystems offered by our newly acquired Pascall subsidiary.

         RAMP UP OUR NEW COMMUNICATION TIMING AND SYNCHRONIZATION PRODUCTS AND CONTINUE TO FOCUS ON NETWORK ACCESS AND TRANSMISSION PRODUCTS. We plan to build upon our existing strong base businesses in the communications equipment market introducing additional new customer premises products, especially new carrier class communication timing and synchronization products, utilizing our broader reach with CXR Larus to address new markets.

         PURSUE STRATEGIC ACQUISITIONS. The communication timing and synchronization products market and network access and transmission market are large and highly fragmented. We plan to extend our market position by acquiring or investing in complementary businesses or technologies on a selected basis. We also intend to expand our United Kingdom-based electronic power supplies division's United States presence through acquisition of businesses that offer complementary products or technology for manufacture in the United States.
In this regard, we are currently in discussions to acquire a United States-based power supply company.

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

                  --       RF components

                  --       subsystem assemblies

         o        Communications Equipment

                  --       network access and transmission products

                  --       communication timing and synchronization products

                  --       communications test instruments

         During the years 2004, 2003 and 2002, our total net sales were $29,861,000, $25,519,000 and $22,664,000, respectively, and the percentages of total net sales contributed by each product group within our two main business segments were as follows:

                                                                               Year Ended December 31,
                                                                  --------------------------------------------------
       Segment and Product Type                                       2004               2003               2002
       ------------------------                                   ------------       ------------       ------------
       Electronic Components
           Digital and Rotary Switches                                18.5%              20.9%              20.9%
           Electronic Power Supplies                                  26.7%              34.3%              31.3%
           Subsystem Assemblies                                        0.7%               5.9%               5.0%
           Other Products and Services                                 5.2%               2.3%               1.9%
                                                                  ------------       ------------       ------------
                                                                      51.1%              63.4%              59.1%
       Communications Equipment
           Network Access and Transmission Products                   27.6%              24.0%              23.8%
           Test Instruments                                           13.6%               9.2%              12.7%
           Timing and Synchronization Products                         4.3%                --                 --
           Other Products and Services                                 3.4%               3.4%               4.4%
                                                                  ------------       ------------       ------------
                                                                      48.9%              36.6%              40.9%

       Totals                                                        100.0%             100.0%             100.0%
                                                                  ============       ============       ============

     BACKLOG

         Our business is not generally seasonal, with the exception that purchases of our communications equipment by telecommunications customers tend to be lower than average during the first quarter of each year because capital equipment budgets typically are not approved until late in the first quarter. At December 31, 2004, our backlog of firm, unshipped orders was approximately $7.7 million. Our backlog was related approximately 82.3% to our electronic components business, which tends to provide us with long lead-times for our manufacturing processes due to the custom nature of the products, and 17.7% to our communications equipment business, the majority of which portion relates to our network access and transmission products. Of these backlog orders, we anticipate fulfilling approximately 80% of our electronic components orders and 100% of our communications equipment orders within the current fiscal year. However, we cannot assure you that we will be successful in fulfilling these orders in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

     WARRANTIES

         Generally, our electronic components, network access and transmission products and communication timing and synchronization products carry a one-year limited parts and labor warranty and our communications test instruments and

European network access and transmission products carry a two-year limited parts and labor warranty. Products returned under warranty typically are tested and repaired or replaced at our option. Historically, product returns have not had a material effect on our operations or financial condition. However, we cannot assure you that this will continue to be the case or that disputes over components or other materials or workmanship will not arise in the future.

                       OUR ELECTRONIC COMPONENTS BUSINESS

         Our electronic components segment includes digital and rotary switches, electronic power supplies, RF components and subsystem assemblies. During the years ended December 31, 2004, 2003 and 2002, this segment accounted for 51.1%, 63.4% and 59.1%, respectively, of our total net sales.

     DIGITAL AND ROTARY SWITCHES

         Digitran manufactures, assembles and sells digital and rotary switch products serving aerospace, defense and industrial applications. Digital and rotary switches are manually operated electromechanical devices used for routing electronic signals. Thumbwheel, push button, lever-actuated and rotary modules, together with assemblies comprised of multiple modules, are manufactured in many different model families. Digitran also offers a wide variety of custom keypads and digital and rotary switches for unique applications.

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

         o        rotary; and

         o        VLP(TM) rotary.

     ELECTRONIC POWER SUPPLIES

         XPS and Pascall, based in England, manufacture a range of high and low voltage, high specification, high reliability custom power conversion products and RF components and subsystems designed for hostile environments and supplied to an international customer base, predominantly in the military and civil aerospace, military vehicle and telecommunications markets.

         Power conversion units supplied by XPS and Pascall range from 10VA to
1.5 KVA power ratings, low voltage (1V) to high voltage (20KV+), and convert alternating current, or AC, to direct current, or DC, convert DC to AC and convert DC to AC. Units can be manufactured to satisfy input requirements determined by military, civil aerospace, telecommunications or industrial businesses, and sophisticated built-in test equipment, or BITE, and control circuitry often is included. Operating environments for our units are diverse and range from fighter aircraft to roadside cabinets.

     RF COMPONENTS

         Pascall designs, develops, manufactures and markets a range of RF and microwave amplifiers, components, subsystems and systems to 18GHz for applications that include defense, aerospace, communications, air traffic control and weather radar.

     SUBSYSTEM ASSEMBLIES

         Subsystem assemblies incorporate various input and display devices and are manufactured for integration with various aerospace, defense, industrial and transportation industry systems.

                      OUR COMMUNICATIONS EQUIPMENT BUSINESS

         Our communications equipment business comprises network access and transmission products, communication timing and synchronization products, and communications test equipment. During the years ended December 31, 2004, 2003 and 2002, the sale of communications equipment products and related services accounted for 48.9%, 36.6% and 40.9%, respectively, of our total net sales. These products, many of which are described below, are configured in a variety of models designed to perform analog and digital measurements or to transmit data at speeds varying from low-speed voice grade transmission to high-speed broadband access.

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

         o        Independent local exchange carriers, or ILECs

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

     NETWORK ACCESS AND TRANSMISSION PRODUCTS

         CXR Larus and CXR-AJ design, develop, manufacture and market a broad range of network access and transmission products. These products include high-quality network access devices such as fiber optic, DSL and voice frequency, or VF, modems, ISDN terminal adapters, ISDN concentrators, multiplexers, terminal servers, interface converters and remote access servers, which combine to provide users with a complete solution for voice and data transmission.

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

         The following are descriptions of a few of our more prominent network access and transmission products:

       PRODUCT NAME                     KEY USES, FEATURES AND FUNCTIONS
       ------------                     --------------------------------

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
                                             extended temperature ranges and
                                             high humidity protection

       PRODUCT NAME                     KEY USES, FEATURES AND FUNCTIONS
       ------------                     --------------------------------

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

DROP AND INSERT MULTIPLEXERS    These products provide users the ability to
                                manage the consolidation of data and/or voice information over a variety of TDM networks such as E-1, T-1, E-3, T-3 and STM (SDH).
                                    --       easily configured via management
                                             software
                                    --       remotely manageable over IP or
                                             dedicated time slot

       PRODUCT NAME                     KEY USES, FEATURES AND FUNCTIONS
       ------------                     --------------------------------

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

     COMMUNICATION TIMING AND SYNCHRONIZATION PRODUCTS

         CXR Larus designs, develops, manufactures and markets a series of communication timing and synchronization products that provide a consistent source of timing alignment, or synchronization, for digital communication networks. When the principal network timing source is lost, a CXR Larus communication timing system can provide an alternative source of reference synchronization until the principal source can be restored. This is called operating in the "holdover" state. The various levels of accuracy in holdover mode are referred to as "stratum levels." Stratum 1 is the most precise, followed by Stratum 2, Stratum 3E, Stratum 3, and finally Stratum 4. Stratum 4 has no holdover mode and is the least precise. All CXR Larus communication timing products offer Stratum 3E stability, or better, and all are available with options that meet or exceed Stratum 1.

         Some of the key communication timing and synchronization products we offer are described below:

       PRODUCT NAME                     KEY USES, FEATURES AND FUNCTIONS
       ------------                     --------------------------------

STAR SYNC(TM) 5850 PRIMARY      The Larus StarSync(TM) Model STS 5850 is an
REFERENCE SOURCE                economical GPS timing clock designed for
                                retrofits of existing BITS clocks and for remote sites that require timing. The StarSync(TM) provides GPS Stratum 2 clock with Stratum 2 or
                                3E holdover performance.

                                The STS 5850 features two accurate T1 timing references that are synthesized from GPS for use by BITS clocks, SONET NEs, intelligent multiplexers, and PCS systems as well as other systems requiring synchronization. Options permit the STS 5850 to be configured for Stratum 1 Input Track and either Stratum 2 or Stratum 3E Hold. Superior performance is achieved by Kalman filtering, patented digital frequency synthesis technology, and use of GPS UTC information to measure a rubidium oscillator (Stratum 2) or an ultra stable ovenized reference oscillator (Stratum 3E).

STARCLOCK(TM) STS 5800          The Larus StarClock(TM) STS 5800 Timing System
TIMING SYSTEM                   provides GPS Stratum 1 clock and/or network
                                tracking with Stratum 2 or Stratum 3E holdover performance. The Larus StarClock(TM) represents the optimal local synchronization solution for the new distributed network. The STS 5800 is an economical extended temperature timing system that is designed for small installations and remote sites requiring timing (cell sites, PCS networks, customer premises, etc.). The output
                                MTIE of the STS 5800 meets the mask performance specified by GR-2830 for Stratum 1 clocks, resulting in an improvement of ten to twenty times over other GPS solutions.

       PRODUCT NAME                     KEY USES, FEATURES AND FUNCTIONS
       ------------                     --------------------------------

STARCLOCK(TM) 100 AND           The innovative StarClock(TM) 100 and 200
STARCLOCK(TM) 200 T1/E1         Synchronization solutions for Stratum Timing
SYNCHRONIZATION TIMING SYSTEMS  Systems offers flexible and cost-effective 1,
                                Stratum 2E, and Stratum 3E timing for digital transmission and synchronization applications.
                                The systems provide a redundant and jitter-free source of framed ones and composite clock and are synchronized to an equal or higher stratum framed reference source. The StarClock(TM) 100 and 200 systems can be employed in either DS1 or E1 digital transmission environments simply by selecting the appropriate modules.

                                The StarClock(TM) 100 and 200 systems are the next generation of Larus' industry-performance-standard STS 5400
                                Synchronization System and features backward compatibility with the STS 5400. StarClock(TM) 100 and 200 circuit card switch settings and operating functions are software generated, affording both speed and flexibility for system application changes, testing, and monitoring.

                                The StarClock(TM) 100 system supplies up to 100 timing outputs for use in the synchronization of transmultiplexers, digital cross-connect systems, and SONET equipment as well as other equipment requiring network synchronization. Hundreds of these systems have been deployed into major local exchange carriers, and international central offices worldwide.

                                The StarClock(TM) 200, designed specifically for the RBOC and large central office environment, offers up to 200 timing outputs unprotected, or 100 timing outputs with 1:1 protection. Expansion shelves can be added to the StarClock(TM) 200 system that will boost the number of timing outputs into the thousands, enough for the largest central office.

                                Optional modules for both systems include a GPS Stratum 1 track and Stratum 2E hold or Stratum 1 track and Stratum 3E hold card, with integral GPS receiver, a Composite Input Signal module, a module that uses 5 or 10 MHz inputs, and the Model 54580 Network Time Server.

     COMMUNICATIONS TEST INSTRUMENTS

         Our primary field test instruments, built by CXR Larus, are our CXR HALCYON 700 series of products, which we believe provide performance and value in integrated installation, maintenance and testing of communications services. These test instruments are modular, rugged, lightweight, hand-held products used predominantly by telephone and Internet companies to pre-qualify facilities for services, verify proper operation of newly installed services and diagnose problems. Original equipment manufacturers, or OEMs, also use service verification equipment to test simulated networks during equipment development and to verify the successful production of equipment.

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

         We believe that these enhancements will allow further penetration of CXR HALCYON 700 series test equipment into the telecommunications services market. Some of the key test equipment products we offer are described below:

       PRODUCT NAME                     KEY USES, FEATURES AND FUNCTIONS
       ------------                     --------------------------------

                           TYPICAL BASE UNIT
                           -----------------

HALCYON 756A               --       handheld integrated test set for
                                    installation and maintenance of digital data circuits, including DDS, Switched 56K,
                                    2-wire Datapath, ISDN, T-1 and FT-1
                           --       provides users with intuitive user interface
                                    allowing quick circuit diagnosis and repair without extensive training

                           TYPICAL OPTIONAL CONFIGURATIONS
                           -------------------------------

HALCYON 704A-NTS1          --       704A universal data test set with 1.5 MHz
                                    TIMS, full signaling, caller ID and full
                                    4-wire loop DDS test functions, as well as DDS/DS0 test functions and T-1, DS1, DS0 and FT-1 test package
                           --       T-1 test package includes reference receiver
                                    for T-1 level, frequency and slip
                                    measurements

HALCYON 704A-NTS2          --       universal data test set
                           --       handheld wideband test set for installation
                                    and maintenance of analog voice and data and digital data circuits including Switched 56K
                           --       expands upon the features of the 704A-400 to
                                    add DDS BRI/ISDN and DS1/T-1/FT-1 test
                                    functions

HALCYON 704A-PKG2          --       704A universal data test set with 1.5 MHz
                                    TIMS, full signaling, full 4-wire loop DDS test functions, as well as DDS/DS0 test functions for DS0-DP and OCU-DP DS0 and sub-rate testing

HALCYON 756A-PG            --       handheld integrated test set designed for
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

       PRODUCT NAME                     KEY USES, FEATURES AND FUNCTIONS
       ------------                     --------------------------------

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

CUSTOMERS

     ELECTRONIC COMPONENTS

         We sell our components primarily to OEMs in the electronics industry, including manufacturers of aerospace and defense systems and industrial instruments. During 2004, our top five electronic components customers in terms of revenues were the BAE Systems companies, MBDA (U.K.) Ltd., Teldix, Raytheon Corporation and L3 Communications. Sales to various BAE Systems companies in the Europe and the United States, as a group, represented approximately 14.6% of our total net sales revenues during 2004. No other customer represented 10% or more of our total net sales during 2004.

     COMMUNICATIONS EQUIPMENT

         We market our network access and transmission products, communication timing and synchronization products and communications test instruments primarily to public, private and corporate telecommunications service providers and end users. Typically, communications service providers use a variety of network equipment and software to originate, transport and terminate communications sessions. Communications service providers rely on our products and services as elements of the communications infrastructure and to configure, test and manage network elements and the traffic that runs across them. Also, our products help to ensure smooth operation of the network and increase the reliability of services to customers.

         The major communications service providers to whom we market our telecommunications test instruments, network access and transmission products and services and communication timing and synchronization products include RBOCs, inter-exchange carriers, incumbent local exchange carriers, competitive local exchange carriers, Internet service providers, integrated communications providers, cable service providers, international post, telephone and telegraph companies, banks, brokerage firms, government agencies and other service providers. During 2004, our top five communications test instruments, network access and transmission products and communication timing and synchronization products customers in terms of our net sales were Verizon, Siemens, SBC, Coris and Carte, SA. None of our communications equipment customers represented 10% or more of our revenues during 2004.

         Because we currently derive a significant portion of our revenues from sales to RBOCs and other telecommunications service providers, we have experienced and will continue to experience for the foreseeable future an effect on our quarterly operating results due to the budgeting cycles of the RBOCs. RBOCs generally obtain approval for their annual budgets during the first quarter of each calendar year. If an RBOC's annual budget is not approved early in the calendar year or is insufficient to cover its desired purchases for the entire calendar year, we are unable to sell products to the RBOC during the period of the delay or shortfall.

         Due to a general downturn in business activity in the public carrier telecommunications capital equipment market from 2000 to 2004, RBOCs reduced their capital expenditures, which negatively affected our 2002 and 2003 sales of test instruments. Our observance was that capital expenditure levels of RBOCs and other telecommunications carriers remained at reduced levels in 2003. However, we reduced costs and improved our business operations so that our current monthly break-even sales requirement is approximately 50% of our requirement in 2002. This, coupled with an increase in the sales of test equipment in the fourth quarter of 2004, resulted in improved sales of test instruments in 2004 as compared to 2003.

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

         In July 2004, we acquired Larus Corporation, a manufacturer of communication timing and synchronization products. The business formerly conducted by Larus Corporation contributed $3,424,000 in net sales from July through December 2004.

SALES, MARKETING AND CUSTOMER SUPPORT

     ELECTRONIC COMPONENTS

         We market and sell our electronic components through Digitran, XCEL Corporation Ltd., XPS, Pascall, and XCEL Japan, Ltd., a wholly-owned subsidiary of XET Corporation based in Japan. In some European countries and the Pacific Rim, these products are sold through a combination of direct sales and through third-party distributors.

         We sell our electronic components primarily to OEMs in the electronics industry, including manufacturers of aerospace and military systems and industrial instruments. Our efforts to market our electronic components generally are limited in scope since we rely on sales to a broad base of historical customers with whom we have long-term business dealings.

         XCEL Japan, Ltd. resells Digitran's digital and rotary switch and keypad products and some third-party-sourced components primarily into Japan and also into other highly industrialized Asian countries. Marketing of our electronic components is primarily through referrals from our existing customers, with sales either direct or via a small number of selected representatives.

         We rely on long-term orders and repeat business from our existing customers. We also approach our existing customers and their competitors to discuss opportunities for us to provide them with subsystem assemblies that typically incorporate our own products. Also, Digitran's history spans over 40 years in the electronic components industry, and major OEMs have designed many of our switches, subsystem assemblies, power supplies and RF components into their product specifications. These factors have frequently resulted in customers seeking us out to manufacture for them unique subsystem assemblies as well as special variations of our standard digital switches.

     COMMUNICATIONS EQUIPMENT

         Our sales and marketing staff consist primarily of engineers and technical professionals. Our staff undergo extensive training and ongoing professional development and education. We believe that the skill level of our sales and marketing staff has been instrumental in building longstanding customer relationships. In addition, our frequent dialogue with our customers provides us with valuable input on systems and features they desire in future products. We believe that our consultative sales approach and our product and market knowledge differentiate our sales forces from those of our competitors.

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

         We sell many of our communications equipment products to large telecommunications service providers as well as through distributors, resellers and value added resellers. Telecommunications service providers generally commit significant resources to an evaluation of our and our competitors' products and require each vendor to expend substantial time, effort and money educating them about the value of the vendor's solutions. Consequently, sales to this type of customer generally require an extensive sales effort throughout the prospective customer's organization and final approval by an executive officer or other senior level employee. The result is lengthy sales and approval cycles, which make sales forecasting difficult. In addition, even after a large telecommunications service provider has approved our product for purchase, their future purchases are uncertain because while we generally enter into long-term supply agreements with those parties, these agreements do not require specific levels of purchases.

         Delays associated with potential customers' internal approval and contracting procedures, procurement practices, testing and acceptance processes are common and may cause potential sales of communications test equipment to be delayed or foregone. As a result of these and related factors, the sales cycle of new products for large customers typically ranges from six to twelve months or more. In addition to the latter case, we also have some the distribution channels that generally are box stocking distributors with significant independent sales forces selling our products to final customers, integrators and other resellers on a regional and nationwide basis. We perform product applications training for the distributor and reseller workforce and funnel many of the leads we generate to the distribution channels for their follow-up and closure.

COMPETITION

     ELECTRONIC COMPONENTS

         The market for our components is highly fragmented and composed of a diverse group of OEMs, including Power One, Interpoint/Grenson, Martek and Celab Ltd. for power supplies and Esterline (Janco), Greyhill, Inc., Omron Electronics, Transico Inc. and C&K Components Inc. for digital switches. We believe that the principal competitive factors affecting our components business include:

         o        capability and quality of product offerings;

         o        status as qualified products; and

         o        compliance with government and industry standards.

         We have made substantial investments in machinery and equipment in our digital and rotary switch and power supply operations. In addition, Digitran's long history in the electronic components industry and the fact that major

OEMs have designed many of our digital switches into their product specifications have acted as barriers to entry for other potential competitors and aided us in establishing and maintaining both distribution channels and customers for our products by making us a sole source supplier for approximately 30% to 50% of the digital switches that we sell and have caused some customers to seek us out to manufacture for them unique as well as our standard digital and rotary switches.

         Some of our competitors have greater sales, marketing, technological, research and financial resources than we do. Our competitors' advantage with regard to these resources may reduce our ability to obtain or maintain market share for our products in cases where our competitors are better able than us to satisfy the above competitive factors.

     COMMUNICATIONS EQUIPMENT

         The markets for our communications equipment and services are fragmented and intensely competitive, both inside and outside the United States, and are subject to rapid technological change, evolving industry standards and regulatory developments. We believe that the principal competitive factors affecting our communications equipment business include:

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

         Our principal competitors for our communications equipment include Symmetricom and Oscilloquartz, for communication timing and synchronization products, RAD, Paradyne, Patton Electronics Corporation, Digital Engineering, Ltd. and GDC, for network access and transmission products, and TTC Corporation (a subsidiary of Dynatech Corporation), Ameritech Corporation, Fluke, Sunrise Telecom, Inc. and Electrodata, Inc., for communications test instruments.

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

MANUFACTURING, ASSEMBLY AND QUALITY ASSURANCE

         Our network access and transmission products, communication timing and synchronization products and communications test instruments generally are assembled from outsourced components, with final assembly, configuration and quality testing performed in house.

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

         We operate five manufacturing and assembly facilities worldwide. All of these facilities are certified as ISO 9001- or 9002-compliant. We manufacture our network access and transmission products at CXR-AJ's facility in France and at CXR Larus' facility in San Jose, California. We manufacture RF components and subsystems at Pascall's facility in Ryde, Isle of Wight, England. We manufacture all of our test equipment and communication timing and synchronization products at the San Jose facility. We manufacture all of our digital and rotary switches in our Rancho Cucamonga, California facility. We manufacture our electronic power supplies in Ashford, Kent, England.

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

         For the years ended December 31, 2004, 2003 and 2002, our engineering and product development costs were approximately $1,521,000, $951,000 and $1,015,000, respectively.

         Our product development costs during the past three years were related to development of new communications test equipment and voice, data and video transmission equipment and development of a new line of rotary switches at our Digitran facility. We have continued incurring engineering costs applicable to the development of new digital and rotary switches since 2001. Current research expenditures in the communications equipment segment are directed principally toward enhancements to the current test instrument product line, the expansion of our range of network access and transmission products and the development and expansion of our range of Network Equipment Building System ("NEBS") qualified communication timing and synchronization systems. These expenditures are intended to improve market share and gross profit margins, although we cannot assure you that we will achieve these improvements.

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

INTELLECTUAL PROPERTY

         We regard our software, hardware and manufacturing processes as proprietary and rely on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. We have filed patent applications, and intend to file additional patent applications in the future, for various products with the United States Patent and Trademark Office and in the European Union, Japan, Canada and Brazil. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford some limited protection. The laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Our research and development and manufacturing process typically involves the use and development of a variety of forms of intellectual property and proprietary technology. In addition, we incorporate technology and software that we license from third party sources into our products. These licenses generally involve a one-time fee and no time limit. We believe that alternative technologies for this licensed technology are available both domestically and internationally.

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

GOVERNMENT REGULATION AND INDUSTRY STANDARDS AND PROTOCOLS

         We design our products to comply with a significant number of industry standards and regulations, some of which are evolving as new technologies are deployed. In the United States, our products must comply with various regulations defined by the United States Federal Communications Commission, or FCC, and Underwriters Laboratories as well as industry standards such as NEBS established by Telcordia Technologies, Inc., formerly Bellcore, and those developed by the American National Standards Institute. Internationally, our products must comply with standards established by the European Committee for Electrotechnical Standardization, the European Committee for Standardization, the European Telecommunications Standards Institute and telecommunications authorities in various countries, as well as with recommendations of the International Telecommunications Union. The failure of our products to comply, or delays in compliance, with the various existing and evolving standards could negatively affect our ability to sell our products.

         Our product lines are subject to statutes governing safety and environmental protection. We believe that we are in substantial compliance with these statutes and are not aware of any proposed or pending safety or environmental rule or regulation that, if adopted, would have a material affect on our business or financial condition.

EMPLOYEES

         As of March 22, 2005, we employed approximately 335 persons in our various divisions and subsidiaries. None of our employees are represented by labor unions, and there have not been any work stoppages at any of our facilities. We believe that our relationship with our employees is good.

ITEM 2.  PROPERTIES.

         As of March 22, 2005, we leased or owned approximately 108,000 square feet of administrative, engineering, production, storage and shipping space. All of this space was leased other than the Abondant, France facility.

                                                                                             FUNCTION /
            BUSINESS UNIT                            LOCATION                         LEASE EXPIRATION DATE
------------------------------------------ ------------------------------------- ---------------------------------
Emrise Corporation                         Rancho Cucamonga, California          Administration;
(corporate headquarters)                                                         Expires October 2005

XET Corporation/Digitran                   Rancho Cucamonga, California          Administration, Engineering and
(electronic components)                                                          Manufacturing;
                                                                                 Expires November 2005

                                           Monrovia, California                  Expires February 2006

XCEL Power Systems, Ltd.                   Ashford, Kent, England                Administration, Engineering and
 and XCEL Corporation Ltd.                                                       Manufacturing; Expires March 2013
 (electronic components)

XCEL Japan, Ltd. Higashi-Gotanda           Tokyo, Japan                          Sales;
(electronic components)                                                          Expires December 2005

CXR-AJ                                     Paris, France                         Administration;
(network access and transmission                                                 Expires April 2007
products)

CXR-AJ                                     Abondant, France                      Administration, Engineering,
(network access and transmission                                                 Manufacturing;
products)                                                                        Facility is owned

CXR Larus                                  San Jose, California                  Administration, Engineering,
(network access and transmission                                                 Manufacturing;
products, communications test                                                    Expires June 2011 and is renewable
instruments, communication timing and
synchronization products)

Pascall Electronics Limited                Ryde, Isle of Wight, England          Administration, Engineering,
                                                                                 Manufacturing;
                                                                                 Expires May 2016

         On November 1, 2004, CXR Larus relocated from its Fremont facility to the facility in San Jose occupied by Larus Corporation at the time it was acquired in July 2004. Our lease on that facility expires June 30, 2011, with an option to renew.

         Our lease for the Ashford, Kent, England facility is a fifteen-year lease that expires in March 2013, subject to the rights of the landlord or us to terminate the lease after ten years.

         We believe the listed facilities are adequate for our current business operations.

ITEM 3.  LEGAL PROCEEDINGS.

         We are not a party to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On October 19, 2004, we held our 2004 annual meeting of stockholders. The total number of outstanding votable shares was 24,745,458. Our stockholders were asked to consider and vote upon the following six proposals:

         (1) Re-election of Laurence P. Finnegan, Jr. as a Class II director to serve a three-year term.

         (2) Amendment of our certificate of incorporation in order to increase our authorized common stock from 50,000,000 shares to 150,000,000 shares and make clarifying changes.

         (3) Amendment of our certificate of incorporation in order to clarify the mechanics of our classified board.

         (4) Amendment and restatement of our certificate of incorporation in order to modernize and conform the certificate of incorporation to current Delaware corporate law and practices.

         (5) Ratification of the amendment and restatement of our bylaws.

         (6) Ratification of the selection of Grant Thornton LLP as our independent registered public accounting firm to audit our consolidated financial statements for 2004.

         Results of the vote were as follows:

      Proposal               For               Against            Abstain           Withheld          Total Voted
      --------               ---               -------            -------           --------          -----------
         (1)              21,040,940                 --                --            142,039           21,182,979
         (2)               6,346,592            669,867            31,432                 --            7,047,891
         (3)               6,843,729            158,625            45,537                 --            7,047,891
         (4)               6,947,468             75,054            25,369                 --            7,047,891
         (5)               6,820,204            201,208            26,479                 --            7,047,891
         (6)              21,126,847             25,857            30,275                 --           21,182,979

         As a result, Mr. Finnegan was re-elected to our board of directors. Messrs. Oliva, Runyon and Baskin continued to serve on our board of directors following the meeting. The selection of our independent registered public accounting firm to audit the Company's consolidated financial statements for 2004 was ratified. The remaining four proposals did not receive sufficient affirmative votes for approval. However, there was no effect on the status of our amended and restated bylaws because ratification of the amendment and restatement of the bylaws was not legally required.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

         Our common stock has been traded on the OTC Bulletin Board under the symbol "EMRI" since September 15, 2004. Throughout 2003 and until September 14, 2004, our common stock traded on the OTC Bulletin Board under the symbol "MCTL." The table below shows, for each fiscal quarter indicated, the high and low closing bid prices for shares of our common stock. This information has been obtained from the OTC Bulletin Board. The prices shown reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                                High       Low
                                                               ------     -----
Year Ended December 31, 2003
   First Quarter.............................................  $0.20      $0.15
   Second Quarter............................................   0.37       0.20
   Third Quarter.............................................   1.00       0.28
   Fourth Quarter............................................   1.37       0.85

Year Ended December 31, 2004
   First Quarter.............................................  $1.18      $0.87
   Second Quarter............................................   1.28       0.76
   Third Quarter.............................................   0.82       0.52
   Fourth Quarter............................................   1.68       0.60

         As of March 22, 2005, we had 37,384,708 shares of common stock outstanding held of record by approximately 2,900 stockholders. These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners. On March 22, 2005, the closing sale price of our common stock on the OTC Bulletin Board was $1.77 per share.

         We have not declared or paid any cash dividends on our capital stock in the past, and we do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future. In addition, our credit facility with Wells Fargo Bank, N.A., described in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources," restricts the payment of dividends without the bank's consent.

         We will pay dividends on our common stock only if and when declared by our board of directors. Our board of directors' ability to declare a dividend is subject to restrictions imposed by Delaware law. In determining whether to declare dividends, the board of directors will consider these restrictions as well as our financial condition, results of operations, working capital requirements, future prospects and other factors it considers relevant.

         In November 2004, we issued three-year warrants to purchase up to 100,000 shares of common stock to one entity as partial consideration for investor relations services. The warrants vest and become exercisable in three installments between November 3, 2004 and June 3, 2005 and have exercise prices ranging from $0.85 to $1.15 per share.

         In December 2004, we issued 15,000 shares of common stock to one individual upon exercise of a warrant with an aggregate exercise price of $3,750.

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

ITEM 6.  SELECTED FINANCIAL DATA.

         The selected consolidated financial data presented below for each of the five years in the period ended December 31, 2004 have been derived from audited financial statements which for the most recent three years appear elsewhere herein. The data presented below should be read in conjunction with such financial statements, including the related notes thereto and the other information included herein. The historical results are not necessarily indicative of results to be expected for any future periods.

                                                                              YEARS ENDED DECEMBER 31,
                                                    -----------------------------------------------------------------------------
                                                         2004            2003            2002           2001             2000
                                                    -------------   -------------   -------------   -------------   -------------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME DATA:
Net sales .......................................   $     29,861    $     25,519    $     22,664    $     27,423    $     28,050
Cost of sales ...................................         16,146          14,835          14,147          15,456          15,529
                                                    -------------   -------------   -------------   -------------   -------------
Gross profit ....................................         13,715          10,684           8,517          11,967          12,521
Selling, general and administrative expenses ....         10,226           7,812           7,731          10,129           9,827
Engineering and product development expenses ....          1,521             951           1,015           1,076           1,167
                                                     ------------    ------------    ------------    ------------    ------------
Income (loss) from operations ...................          1,968           1,921            (229)            762           1,527
Total other income (expense) ....................           (439)           (474)           (361)           (414)            207
                                                    -------------   -------------   -------------   -------------   -------------
Income (loss) from continuing operations
   before income taxes ..........................          1,529           1,447            (590)            348           1,734
Income tax (benefit) expense ....................             49             286             (20)             77              31
                                                    -------------   -------------   -------------   -------------   -------------
Income (loss) from continuing operations ........          1,480           1,161            (570)            271           1,703
Discontinued operations:
   Loss from operations of
     discontinued segment .......................             --              --              --              56            (212)
   Gain (loss) on disposal of discontinued
    segment including provision for phase
    out period of $122 in 2000 ..................             --              --              --              --            (487)
                                                    -------------   -------------   -------------   -------------   -------------
Net income (loss) ...............................          1,480           1,161            (570)            327           1,004
Foreign currency translation adjustment .........            379             705             446            (312)           (505)
                                                    -------------   -------------   -------------   -------------   -------------
Total comprehensive income (loss) ...............          1,859    $      1,866    $       (124)   $         15    $        499
                                                    =============   =============   =============   =============   =============
Basic earnings (loss) per share from
   continuing operations ........................   $       0.06    $       0.05    $      (0.03)   $       0.01    $       0.09
                                                    =============   =============   =============   =============   =============
Diluted earnings (loss) per share from
   continuing operations ........................   $       0.06    $       0.05    $      (0.03)   $       0.01    $       0.07
                                                    =============   =============   =============   =============   =============
Basic earnings (loss) per share from
   discontinued operations ......................   $         --    $         --    $         --    $         --    $      (0.04)
                                                    =============   =============   =============   =============   =============
Diluted earnings (loss) per share from
   discontinued operations ......................   $         --    $         --    $         --    $         --    $      (0.03)
                                                    =============   =============   =============   =============   =============
Basic earnings (loss) per share .................   $       0.06    $       0.05    $      (0.03)   $       0.02    $       0.05
                                                    =============   =============   =============   =============   =============
Diluted earnings (loss) per share ...............   $       0.06    $       0.05    $      (0.03)   $       0.01    $       0.04
                                                    =============   =============   =============   =============   =============
Weighted average shares outstanding, basic ......         24,063          22,567          21,208          20,594          19,504
Weighted average shares outstanding, diluted ....         24,839          23,811          21,208          23,782          23,027


                                                               29

                                                                            YEARS ENDED DECEMBER 31,
                                                     -----------------------------------------------------------------------
                                                        2004            2003          2002           2001           2000
                                                     -----------    -----------    -----------    -----------    -----------
                                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents ......................     $    1,057     $    1,174     $      254     $      604     $      756
Working capital ................................          5,540          5,696          3,961          3,686          2,780
Total assets ...................................         25,086         17,169         16,786         17,688         19,484
Long-term debt, net of current portion .........            985            819            927            763            282
Stockholders' equity ...........................         10,909          7,916          5,732          5,862          5,807
Convertible redeemable preferred stock .........             --             --            282            270            259

         No cash dividends on our common stock were declared during any of the periods presented above. In October 2000, we decided to discontinue our circuits segment's operations. Accordingly, all current and prior financial information related to the circuits segment operations have been presented as discontinued operations in historical financial data above. The year ended December 31, 2004 includes five months of Larus Corporation activity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED AUDITED FINANCIAL STATEMENTS AND THE RELATED NOTES AND THE OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS REGARDING THE ELECTRONIC COMPONENTS AND COMMUNICATIONS EQUIPMENT INDUSTRIES AND OUR EXPECTATIONS REGARDING OUR FUTURE PERFORMANCE, LIQUIDITY AND CAPITAL RESOURCES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF ANY NUMBER OF FACTORS, INCLUDING THOSE SET FORTH UNDER "RISK FACTORS" AND UNDER OTHER CAPTIONS CONTAINED ELSEWHERE IN THIS REPORT.

OVERVIEW

         Through our three wholly-owned operating subsidiaries, XET Corporation, CXR Larus (formerly, CXR Telcom Corporation) and CXR-AJ, and through the divisions and subsidiaries of those subsidiaries, we design, develop, manufacture, assemble, and market products and services in the following two material business segments:

         o        Electronic Components

                  --       digital and rotary switches

                  --       electronic power supplies

                  --       RF components

                  --       subsystem assemblies

         o        Communications Equipment

                  --       network access and transmission products

                  --       communication timing and synchronization products

                  --       communications test instruments

         Sales to customers in the electronic components segment, primarily to aerospace customers, defense contractors and industrial customers, were 51.1%, 63.4% and 59.1% of our total net sales during 2004, 2003 and 2002, respectively. Sales of communications equipment and related services, primarily to private customer premises and public carrier customers, were 48.9%, 36.6% and 40.9% of our total net sales during 2004, 2003 and 2002, respectively.

         During 2004, we achieved a 56.1% sales increase in our communications equipment segment as compared to 2003. Excluding sales of $3,424,000 from the business previously conducted by Larus Corporation, which we acquired in July 2004, our communications equipment sales increased 19.5% in 2004 as compared to 2003. Sales of our electronic components segment during 2004 decreased 5.6% as compared to 2003. As discussed below, our improved sales, cost reductions and Asian outsourcing have reduced the breakeven point in our communications equipment segment, which enabled us to produce an improved operating profit in this segment despite the historically low sales volume that reflects a four-year downturn in the telecommunications market. Of our subsidiaries, CXR Larus was the most affected by the telecommunications downturn, because CXR Larus had the greatest dependence on sales to RBOCs.

         In 2004, our communications equipment segment sales increased significantly from 2003 due to improved sales of test instruments and our acquisition of Larus Corporation as discussed below. We worked to improve the growth and performance of our communications equipment business, particularly customer premises network access and transmission products. These efforts included our acquisition of Larus Corporation. We expect this acquisition to enhance our performance based upon synergies described below that we achieved through the merger of Larus Corporation with and into CXR Telcom Corporation in December 2004. In connection with the merger, we changed the name of CXR Telcom Corporation to CXR Larus Corporation.

         During 2003, CXR-AJ reduced costs by approximately $393,000 annually through compensation reductions due to terminations of employees and a $155,000 reduction in employee benefits, both mainly due to the retirement of the Managing Director of CXR-AJ and the elimination of $45,000 in travel expenses that previously were incurred annually by the retired Managing Director of CXR-AJ and others in connection with marketing activities that are now being handled by other employees.

         We reduced costs at CXR Larus by reducing its work force and increasing our sourcing of test equipment components from Asian manufacturers that produce components for lower prices than we previously paid to our former suppliers. We terminated four employees during 2002, which resulted in annual savings of approximately $485,000, and an additional four employees in February 2003, which resulted in annual savings of approximately $306,000. Outsourcing of manufacturing to Asia was a primary reason we were able to increase our gross margin from 34% in 2002 to 67% in 2004 in our CXR Larus test equipment business, which resulted in an annual cost reductions of approximately $1,372,470 during 2004. We also reduced costs elsewhere in our communications equipment segment and lowered the breakeven point both in our United States and France operations through various cost-cutting methods, such as using Asian contract manufacturers, reducing facility rent expense by approximately $327,350 on an annual basis, and downsizing our administrative office in Paris, France. These cost-cutting efforts were a major factor in restoring our communications equipment segment to profitability in 2003 and 2004. However, we cannot predict if the recent improvement in telecommunications sales we are currently experiencing indicates the end of the severe telecommunications market downturn or the extent to which the downturn may continue to negatively affect our ability to sell our products and services to customers in the telecommunications industry.

         In July 2004, we acquired Larus Corporation. Larus Corporation was a San Jose, California-based manufacturer and seller of telecommunications products that had one wholly-owned subsidiary, Vista Labs, Incorporated, or Vista, which provided engineering services to Larus Corporation. The basic purchase terms of the acquisition are described below. We consolidated the results of operations of Larus Corporation beginning from the date of acquisition, July 13, 2004. We expect increased sales of our French subsidiary's products in the United States market as a result of sales and marketing support for the French products by CXR Larus' United States-based sales and marketing staff. We have consolidated our CXR Larus subsidiary's operations into Larus Corporation's facility, which has resulted in administrative and facilities cost savings of approximately $20,000 during the period from October 1, 2004 to December 31, 2004 and is expected to result in additional cost savings of approximately $250,000 during 2005.

         We paid $6,539,500 to acquire the outstanding common stock of Larus Corporation. As a result, we acquired assets that included intellectual property, cash, accounts receivable and inventories owned by each of Larus Corporation and Vista. The purchase price for the acquisition consisted of $1,000,000 in cash, the issuance of 1,213,592 shares of our common stock with a fair value of $1,000,000, $887,500 in the form of two short-term, zero interest promissory notes that were repaid in 2004, $3,000,000 in the form of two subordinated secured promissory notes, warrants to purchase up to an aggregate of 150,000 shares of our common stock at $1.30 per share, and approximately $580,000 of acquisition costs. The number of shares of our common stock issued as part of the purchase price was calculated based on the $0.824 per share average closing price of our common stock for the five trading days preceding the transaction. The warrants to purchase 150,000 shares of common stock were valued at $72,526 using a Black-Scholes formula that included a volatility of 107.19%, an interest rate of 3.25%, a life of three years and no assumed dividend.

         In addition, we assumed $245,000 in accounts payable and accrued expenses and entered into an above-market real property lease with the sellers. This lease represents an obligation that exceeds the fair market value by approximately $756,000 and is part of the acquisition accounting. The cash portion of the acquisition purchase price was funded with proceeds from our credit facility with Wells Fargo Bank, N.A. and cash on-hand.

         In determining the purchase price for Larus Corporation, we took into account the historical and expected earnings and cash flow of Larus Corporation, as well as the value of companies of a size and in an industry similar to Larus Corporation, comparable transactions and the market for such companies generally. The purchase price represented a significant premium over the $1,800,000 recorded net worth of Larus Corporation's assets. In determining this premium, we considered our potential ability to refine various Larus Corporation products and to use our marketing resources and status as a qualified supplier to qualify and market those products for sale to large telecommunications companies. We believe that large telecommunications companies desired to have an additional choice of suppliers for those products and would be willing to purchase Larus Corporation's products following some refinements. We also believe that if Larus Corporation had remained independent, it was unlikely that it would have been able to qualify to sell its products to the large telecommunications companies due to its small size and lack of history selling to such companies. Therefore, Larus Corporation had a range of value separate from the net worth it had recorded on its books.

         On March 18, 2005, XCEL Corporation Ltd. purchased all of the outstanding capital stock of Pascall Electronic (Holdings) Limited ("PEHL"), the parent company of Pascall, using funds loaned to XCEL Corporation Ltd. by Emrise. The initial purchase price was 3,100,000 British pounds sterling (approximately U.S. $5,972,000 based on the exchange rate in effect on March 18, 2005). The purchase price was paid in cash and is subject to upward or downward adjustment on a pound for pound basis to the extent that the value of the net assets of Pascall as of the closing date is greater or less than 2,520,000 British pounds sterling. The calculation of the value of the net assets of Pascall is to occur within six weeks after the closing, and Intelek Properties Limited (which is a subsidiary of Intelek PLC, a London Stock Exchange public limited company, and is the former parent of PEHL), will have 25 business days after receipt of the calculation to accept or dispute the calculation. Any payment relating to the increase or reduction of the purchase price based on the value of the net assets of Pascall will be due from XCEL Corporation Ltd. or Intelek Properties Limited, as the case may be, within 14 days of the acceptance of the calculation. A default rate of interest equal to 3% above the base lending rate of Barclays Bank plc London will apply if the adjustment payment is not timely made. The purchase price is also subject to downward adjustments for any payments that may be made to XCEL Corporation Ltd. under indemnity, tax or warranty provisions of the purchase agreement.

         XCEL Corporation Ltd. loaned to Pascall and PEHL at the closing 1,600,000 British pounds sterling (approximately U.S. $3,082,000 based on the exchange rate in effect on March 18, 2005) in accordance with the terms of a loan agreement entered into by those entities at the closing. The loaned funds were used to immediately repay outstanding intercompany debt owed by Pascall and PEHL to Intelek Properties Limited.

         We and Intelek PLC have agreed to guarantee payment when due of all amounts payable by XCEL and Intelek Properties Limited, respectively, under the PEHL purchase agreement. Emrise and XCEL have agreed to seek to replace the guaranty that Intelek Properties Limited has given to Pascall 's landlord with a guaranty from us, and XCEL has agreed to indemnify Intelek Properties Limited and its affiliates for damages they suffer as a result of any failure to obtain the release of the guarantee of the 17-year lease that commenced in May 1999 for a 30,000 square-foot administration, engineering and manufacturing facility located in Ryde, Isle of Wight, England.

         Intelek Properties Limited has agreed to various restrictive covenants that apply for various periods following the closing. The covenants include non-competition with Pascall's business, non-interference with Pascall's customers and suppliers, and non-solicitation of Pascall's employees. In conjunction with the closing, Intelek Properties Limited, XCEL, Intelek PLC and we entered into a Supplemental Agreement dated March 18, 2005. The Supplemental Agreement provides, among other things, that an interest free bridge loan of 200,000 British pounds sterling (approximately U.S. $385,400 based on the exchange rate in effect on March 17, 2005) that was made by Intelek Properties Limited to Pascall on March 17, 2005 would be repaid by Pascall by March 31, 2005. XCEL agreed to ensure that Pascall has sufficient funds to repay the bridge loan. A default rate of interest equal to 3% above the base lending rate of Barclays Bank plc London will apply if the loan is not timely repaid.

CRITICAL ACCOUNTING POLICIES

         Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of net sales and expenses for each period. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

     REVENUE RECOGNITION

         We derive revenues from sales of electronic components and communications equipment products and services. Our sales are based upon written agreements or purchase orders that identify the type and quantity of the item being purchased and the purchase price. We recognize revenues when delivery of products has occurred or services have been rendered, no significant obligations remain on our part, and collectibility is reasonably assured based on our credit and collections practices and policies.

         We recognize revenues from domestic sales of our electronic components and communications equipment at the point of shipment of those products. Product returns are infrequent and require prior authorization because our sales are final and we quality test our products prior to shipment to ensure they meet the specifications of the binding purchase orders under which they are shipped.

Normally, when a customer requests and receives authorization to return a product, the request is accompanied by a purchase order for a replacement product.

         Revenue recognition for products and services provided by our United Kingdom subsidiaries depends upon the type of contract involved. Engineering/design services contracts generally entail design and production of a prototype over a term of up to several years, with all revenue deferred until all services under the contracts have been completed. Production contracts provide for a specific quantity of products to be produced over a specific period of time. Customers issue binding purchase orders for each suborder to be produced. At the time each suborder is shipped to the customer, we recognize revenue relating to the products included in that suborder. Returns are infrequent and permitted only with prior authorization because these products are custom made to order based on binding purchase orders and are quality tested prior to shipment. Generally, these products carry a one-year limited parts and labor warranty. We do not offer customer discounts, rebates or price protection on these products.

         We recognize revenues for products sold by our French subsidiary at the point of shipment. Customer discounts are included in the product price list provided to the customer. Returns are infrequent and permitted only with prior authorization because these products are shipped based on binding purchase orders and are quality tested prior to shipment. Generally, these products carry a two-year limited parts and labor warranty.

         Generally, our electronic components, network access and transmission products and communication timing and synchronization products carry a one-year limited parts and labor warranty and our communications test instruments and European network access and transmission products carry a two-year limited parts and labor warranty. Products returned under warranty are tested and repaired or replaced at our option. Historically, warranty repairs have not been material. Product returns during 2004 were less than $1,000. We do not offer customer discounts, rebates or price protection on these products.

         Revenues from services such as repairs and modifications are recognized when the service has been completed and invoiced. For repairs that involve shipment of a repaired product, we recognize repair revenues when the product is shipped back to the customer. Service revenues represented 5.7%, 3.1% and 2.5% of net sales in 2004, 2003 and 2002, respectively.

     INVENTORY VALUATION

         Our finished goods electronic components inventories generally are built to order. Our communications equipment inventories generally are built to forecast, which requires us to produce a larger amount of finished goods in our communications equipment business so that our customers can promptly be served. Our products consist of numerous electronic and other parts, which necessitates that we exercise detailed inventory management. We value our inventory at the lower of the actual cost to purchase or manufacture the inventory (first-in, first-out) or the current estimated market value of the inventory (net realizable value). We perform physical inventories at least once a year. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next twelve months. Additionally, to determine inventory write-down provisions, we review product line inventory levels and individual items as necessary and periodically review assumptions about forecasted demand and market conditions. Any parts or finished goods that we determine are obsolete, either in connection with the physical count or at other times of observation, are reserved for and subsequently discarded and written-off. Demand for our products can fluctuate significantly. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases, while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand.

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

     FOREIGN CURRENCY TRANSLATION

         We have foreign subsidiaries that together accounted for 57.3% of our net revenues, 46.0% of our assets and 39.0% of our total liabilities as of and for the year ended December 31, 2004. In preparing our consolidated financial statements, we are required to translate the financial statements of our foreign subsidiaries from the currencies in which they keep their accounting records into United States dollars. This process results in exchange gains and losses which, under relevant accounting guidance, are either included within our statement of operations or as a separate part of our net equity under the caption "accumulated other comprehensive income."

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

         If management deems any subsidiary's functional currency to be its local currency, then any gain or loss associated with the translation of that subsidiary's financial statements is included as a separate component of stockholders' equity in accumulated other comprehensive income (loss). However, if management deems the functional currency to be United
States dollars, then any gain or loss associated with the translation of these financial statements would be included within our statement of operations.

         If we dispose of any of our subsidiaries, any cumulative translation gains or losses would be realized into our statement of operations. If we determine that there has been a change in the functional currency of a subsidiary to United States dollars, then any translation gains or losses arising after the date of the change would be included within our statement of operations.

         Based on our assessment of the factors discussed above, we consider the functional currency of each of our international subsidiaries as each subsidiary's local currency. Accordingly, we had a cumulative translation gain of $487,000 that was included as part of accumulated other comprehensive income within our balance sheet at December 31, 2004. During 2004, we included translation adjustments of a gain of approximately $379,000 under accumulated other comprehensive income and loss.

         If we had determined that the functional currency of our subsidiaries was United States dollars, these gains or losses would have decreased or increased our loss for 2004. The magnitude of these gains or losses depends upon movements in the exchange rates of the foreign currencies in which we transact business as compared to the value of the United States dollar. These currencies include the euro, the British pounds sterling and the Japanese yen. Any future translation gains or losses could be significantly higher or lower than those we recorded for 2004.

     INTANGIBLES, INCLUDING GOODWILL

         We periodically evaluate our intangibles, including goodwill, for potential impairment. Our judgments regarding the existence of impairment are based on legal factors, market conditions and operational performance of our acquired businesses.

         In assessing potential impairment of goodwill, we consider these factors as well as forecasted financial performance of the acquired businesses. If forecasts are not met, we may have to record additional impairment charges not previously recognized. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of those respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets that were not previously recorded. If that were the case, we would have to record an expense in order to reduce the carrying value of our goodwill. On January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," and were required to analyze our goodwill for impairment issues by June 30, 2002, and then at least annually after that date or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. At December 31, 2004, the reported goodwill totaled $5,881,000 (net of accumulated amortization of $1,084,000). During 2004, we did not record any impairment losses related to goodwill and other intangible assets.

         In conjunction with our July 2004 acquisition of Larus Corporation, we have commissioned a valuation firm to determine what portion of the purchase price should be allocated to identifiable intangible assets. Although the valuation analysis is still in progress, we have estimated that the Larus tradename and trademark are valued at $2,800,000 and that the technology and customer relationships are valued at $800,000. Goodwill associated with the Larus Corporation acquisition totaled $3,363,000. The Larus tradename and trademark were determined to have indefinite lives and therefore are not being amortized but rather are being periodically tested for impairment. The technology and customer relationships were both estimated to have ten-year lives and, as a result, $40,000 of amortization expense was recorded and charged to administrative expense in 2004. The valuation of the identified intangible assets is expected to be completed in May 2005 and could result in changes to the value of these identified intangible assets and corresponding changes to the value of goodwill. However, we do not believe these changes will be material to our financial position or results of operations.

RESULTS OF OPERATIONS

         The tables presented below, which compare our results of operations from one period to another, present the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net sales. The columns present the following:

         o The first two data columns in each table show the absolute results for each period presented.

         o The columns entitled "Dollar Variance" and "Percentage Variance" show the change in results, both in dollars and percentages. These two columns show favorable changes as a positive and unfavorable changes as negative. For example, when our net sales increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

         o The last two columns in each table show the results for each period as a percentage of net sales.

     YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

                                                                                                            RESULTS AS A PERCENTAGE
                                                                                  DOLLAR      PERCENTAGE     OF NET SALES FOR THE
                                                          YEAR ENDED             VARIANCE      VARIANCE           YEAR ENDED
                                                         DECEMBER 31,          ------------- -------------       DECEMBER 31,
                                                 ---------------------------     FAVORABLE     FAVORABLE    -----------------------
                                                     2004           2003       (UNFAVORABLE) (UNFAVORABLE)     2004        2003
                                                     ----           ----       ------------- -------------     ----        ----
                                                                                  (IN THOUSANDS)
Net sales
    Electronic components ...................    $   15,262     $   16,168      $     (906)       (5.6)%       51.1%        63.4%
    Communications equipment ................    $   14,599     $    9,351      $    5,248        56.1%        48.9%        36.6%
                                                 ----------------------------------------------------------------------------------
    Total net sales .........................    $   29,861     $   25,519      $    4,342        17.0%       100.0%       100.0%
                                                 ----------------------------------------------------------------------------------
Cost of sales
    Electronic components ...................    $    9,024     $    9,530      $     (506)       (5.3)%       59.1%        58.9%
    Communications equipment ................    $    7,122     $    5,305      $    1,817        34.3%        48.8%        56.7%
                                                 ----------------------------------------------------------------------------------
    Total cost of sales .....................    $   16,146     $   14,835      $    1,311         8.8%        54.1%        58.1%
                                                 ----------------------------------------------------------------------------------
Gross profit
    Electronic components ...................    $    6,238     $    6,638      $     (400)       (6.0)%       40.9%        41.1%
    Communications equipment ................    $    7,477     $    4,046      $    3,431        84.8%        51.2%        43.3%
                                                 ----------------------------------------------------------------------------------
    Total gross profit ......................    $   13,715     $   10,684      $    3,031        28.4%        45.9%        41.9%
                                                 ----------------------------------------------------------------------------------
Selling, general and administrative
   expenses .................................    $   10,226     $    7,812      $   (2,414)      (30.9)%       34.1%        30.6%
Engineering and product development
   expenses .................................    $    1,521     $      951      $     (570)      (59.9)%        5.1%         3.7%
Operating income ............................    $    1,968     $    1,921      $       47         2.4%         6.7%         7.5%
Interest expense ............................    $      433     $      416      $      (17)       (4.1)%        1.5%         1.6%
Other expense ...............................    $       (6)    $      (58)     $       52        89.7%         0.0%         0.2%
Income before income tax expense ............    $    1,529     $    1,447      $       82         5.5%         5.3%         5.7%
Income tax expense ..........................    $       49     $      286      $      237        82.9%         0.3%         1.1%
                                                 ----------------------------------------------------------------------------------
Net income ..................................    $    1,480     $    1,161      $      319        27.5%         4.9%         4.5%
                                                 ==================================================================================

         NET SALES. The $4,342,000 (17.0%) increase in total net sales for 2004 as compared to 2003 resulted from the combination of a $906,000 (5.6%) decrease in net sales of our electronic components and a $5,248,000 (56.1%) increase in net sales of our communications equipment products and services.

         ELECTRONIC COMPONENTS. The decrease in net sales of our electronic components segment resulted from:

         o a $2,012,000 (20.1%) decrease in net sales of power supplies and subassemblies by XPS that we believe was primarily due to deferral of orders; and

         o a $67,000 (23.1%) decrease in sales of electronic subsystem assemblies produced by Digitran that we believe was primarily due to a delay in the United States government's transfer of a contract from one prime contractor to another.

These decreases were only partially offset by the following:

         o a $217,000 (4.1%) increase in net sales of switches manufactured by Digitran, which was primarily a result of an increase in the volume of orders for spare parts that we believe was mainly due to increased military activities;

         o an increase from $1,000 in 2003 to $28,000 in 2004 in net sales of a new standard rotary switch and patent pending VLP(TM) rotary switches that were introduced by Digitran in 2004 and that we expect will continue to be additive to switch sales; and

         o a $956,000 (164.3%) increase in net revenue from service and miscellaneous other electronic component products primarily due to increased service business volume at XPS.

         COMMUNICATIONS EQUIPMENT. The increase in net sales of our communications equipment products and services resulted from:

         o a $2,112,000 (34.4%) increase in net sales of network access and transmission equipment, which primarily consisted of $1,952,000 in sales made by CXR Larus as a direct result of our acquisition of Larus Corporation in July 2004;

         o $1,298,000 of net sales of communication timing and synchronization products by CXR Larus from July through December 2004, prior to which time we did not have a similar product line; and

         o a $1,677,000 (71.3%) increase in net sales of our CXR HALCYON 704 series field test equipment, which was primarily due to a $1,800,000 order we received and delivered in the fourth quarter of 2004 for a project that had been under development since 2002 and was only recently funded by the customer.

These increases were partially offset by the curtailment during 2004 of orders for CXR Larus test equipment by another large customer who shifted its focus to fiber and HDSL services. We do not expect 2005 sales of test equipment to equal our exceptionally good 2004 sales level.

         GROSS PROFIT. The four percentage point increase in gross profit as a percentage of total net sales and the $3,031,000 (28.4%) increase in total gross profit in 2004 as compared to 2003 resulted from gross profit decreases in our electronic components segment that were more than offset by gross profit increases in our communications equipment segment.

         ELECTRONIC COMPONENTS. The $400,000 (6.0%) decrease in gross profit for our electronic components segment was primarily due to the large reduction in sales of power supplies described above.

         COMMUNICATIONS EQUIPMENT. The $3,431,000 (84.8%) increase in gross profit for our communications equipment segment and the 7.9 percentage point increase in this segment's gross profit as a percentage of total net sales were primarily the result of the addition of Larus Corporation's $1,782,000 gross profit resulting from net sales of communication timing and synchronization products for July through December 2004 and a $1,587,000 increase in gross profit at CXR Larus as a result of a large increase in high gross margin sales of CXR Halcyon communications test equipment. Excluding the addition of Larus Corporation sales, gross profit for network access equipment increased approximately $60,000 (2.1%).

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The $2,414,000 (30.9%) increase in selling, general and administrative expenses in 2004 as compared to 2003 resulted primarily from:

         o $994,000 in selling, general and administrative expenses generated by Larus Corporation following its acquisition in July 2004;

         o a $73,000 (12.0%) increase in sales expense at CXR Larus mostly related to the large orders they obtained during 2004;

         o a $110,000 (53.9%) increase in selling expense at Digitran related to our new line of rotary switches;

         o a $56,000 (19.6%) increase in selling expense at XPS to improve marketing of power supplies;

         o a $99,000 (110.0%) increase in corporate legal fees and $67,000 (35.9%) increase in auditing fees partially due to Sarbanes-Oxley requirements;

         o        a $126,000 (91.3%) increase in deferred compensation;

         o a $68,000 (42.5%) increase in stockholder relations and investor relations expenses;

         o a $180,000 (18.3%) increase in corporate salaries, bonus and expenses partially due to foreign currency exchange rate fluctuation.

          Some of the reasons for higher administrative expenses were increased acquisition activities, changing our name to Emrise Corporation, complying with the requirements of the Sarbanes-Oxley Act of 2002 and related rules, and increased investor relations activities.

         ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses consist primarily of research and product development activities. The $570,000 (59.9%) increase in these expenses resulted from:

         o        the inclusion of $200,000 of these expenses from Larus
                  Corporation;

         o an $80,000 (65.6%) increase in these expenses at CXR Larus relating to test instruments;

         o a $53,000 (91.1%) increase in these expenses at CXR-AJ for network access equipment; and

         o a $237,000 (96.7%) increase in expenses at Digitran for the new line of rotary switches.

         INTEREST EXPENSE. Although our bank interest expense declined $58,000 (13.9%) due to our new credit line with Wells Fargo Bank, N.A., this benefit was more than offset by the $75,000 interest we paid on the notes we issued to acquire Larus Corporation.

         INCOME TAX EXPENSE. Income tax expense for 2004 was $49,000 as compared to $286,000 in 2003. The 2004 tax provision was composed of $177,000 net foreign income taxes and $76,000 current federal and state taxes. These amounts were offset with a $160,000 reduction of the valuation allowance applied against the deferred tax asset. The release of the allowance was based on the Company's recent and expected U.S. based earnings and the probability that a portion of its tax net operating loss carryforwards may be utilized.

         NET INCOME. Net income increased by $319,000 (27.5%) to $1,480,000 in 2004 from $1,161,000 in 2003. Our 2004 net income was helped by the contribution of $628,000 of operating earnings from Larus Corporation, a $1,414,000 increase in operating earnings by CXR Larus due to improved test instrument sales and an improvement of $319,000 in operating earnings at CXR-AJ due to increased network access sales. These improvements were partially offset by lower operating earnings at our electronics components segment due to higher operating expenses at Digitran and lower gross margin at XPS due to a lower sales volume of power supplies. These changes resulted in our net income before taxes in 2004 of $1,529,000, $82,000 over 2003 net income before tax of $1,447,000. Our income tax provision in 2004 was $49,000 as compared to $286,000 in 2003.

     YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

                                                                                                            RESULTS AS A PERCENTAGE
                                                                                  DOLLAR      PERCENTAGE     OF NET SALES FOR THE
                                                          YEAR ENDED             VARIANCE      VARIANCE           YEAR ENDED
                                                         DECEMBER 31,          ------------- -------------       DECEMBER 31,
                                                 ---------------------------     FAVORABLE     FAVORABLE    -----------------------
                                                     2003           2002       (UNFAVORABLE) (UNFAVORABLE)     2003        2002
                                                     ----           ----       ------------- -------------     ----        ----
                                                                                  (IN THOUSANDS)
Net sales
    Electronic components ...................    $    16,168    $    13,390    $     2,778          20.7%      54.1%       52.5%
    Communications equipment ................    $     9,351    $     9,274    $        77           0.8%      31.3%       36.3%
                                                 ----------------------------------------------------------------------------------
    Total net sales .........................    $    25,519    $    22,664    $     2,855          12.6%      85.5%       88.8%
                                                 ----------------------------------------------------------------------------------
Cost of sales
    Electronic components ...................    $     9,530    $     8,187    $    (1,343)        (16.4)%     58.9%       61.1%
    Communications equipment ................    $     5,305    $     5,960    $       655          11.0%      56.7%       64.3%
                                                 ----------------------------------------------------------------------------------
    Total cost of sales .....................    $    14,835    $    14,147    $      (688)         (4.9)%     58.1%       62.4%
                                                 ----------------------------------------------------------------------------------
Gross profit
    Electronic components ...................    $     6,638    $     5,203    $     1,435          27.6%      41.1%       38.9%
    Communications equipment ................    $     4,046    $     3,314    $       732          22.1%      43.3%       35.7%
                                                 ----------------------------------------------------------------------------------
    Total gross profit ......................    $    10,684    $     8,517    $     2,167          25.4%      41.9%       37.6%
                                                 ----------------------------------------------------------------------------------
Selling, general and administrative
   expenses .................................    $     7,812    $     7,731    $       (81)         (1.0)%     26.2%       30.3%
Engineering and product development
   expenses .................................    $       951    $     1,015    $        64           6.3%       3.2%        4.0%
                                                 ----------------------------------------------------------------------------------
Operating income (loss) .....................    $     1,921    $      (229)   $     2,150         938.9%       6.4%        0.9%
Interest expense ............................    $      (416)   $      (441)   $        25           5.7%       1.4%        1.7%
Other (expense) income ......................    $       (58)   $        80    $      (138)       (172.5)%      0.2%        0.3%
                                                 ----------------------------------------------------------------------------------
Income before income tax expense ............    $     1,447    $      (590)   $     2,037         345.3%       4.8%        2.3%
Income tax expense (benefit) ................    $       286    $       (20)   $      (306)     (1,530.0)%      1.0%        0.1%
                                                 ----------------------------------------------------------------------------------
Net income (loss) ...........................    $     1,161    $      (570)   $     1,731         303.7%       3.9%        2.2%
                                                 ==================================================================================

         NET SALES. The $2,855,000 (12.6%) increase in total net sales for 2003 resulted primarily from the significant growth in overall net sales of our electronic components and the slight increase in overall net sales of our communications equipment products and services.

         The $2,778,000 (20.7%) increase in net sales of our electronic components included a $2,841,000 (39.7%) increase in net sales of power supplies and related electronic subsystem assemblies due to an increase in the number of products XPS shipped under long-term programs, and a $563,000 (11.9%) increase in sales of digital switches manufactured by Digitran that primarily resulted from an increase in orders for spare parts that we believe was mainly due to increased military activities. These increases were partially offset by a $835,000 (74.2%) reduction in subsystem assembly sales by Digitran due to the completion of a major contract in 2002.

         The $77,000 (0.8%) increase in net sales of our communications equipment products and services included a $740,000 (13.7%) increase in sales of network access and transmission products, which was partially offset by a $528,000 (18.3%) decline in sales of test equipment by CXR Larus and CXR-AJ. We decided to terminate the resale of test equipment by CXR-AJ in November 2000 and now have only residual sales of these products in Europe. Test equipment sales decreased primarily due to a reduction in orders from telecommunications customers in the United States, which we believe was primarily due to the weak telecom market and the continuing effect of CXR-AJ's discontinuation of test equipment resales.

         CXR-AJ produced all of our transmission products and network access equipment before we acquired Larus Corporation in July 2004. Net sales by CXR-AJ of such products, excluding test equipment, increased by $740,000 (13.7%) due to increased sales volume.

         Net sales of our CXR HALCYON 704 series field test equipment increased slightly by $37,000 (1.9%). We aggressively marketed to non-telecommunications customers, such as government agencies, electric utilities and transportation agencies, which resulted in improved sales of our CXR HALCYON products to non-telecommunications customers. Nevertheless, CXR Telecom's major customers are the large United States telecommunications companies, and their capital budget expenditures for CXR HALCYON equipment were still low in terms of our historical experience.

         We believe that many of the United States telecom customers that CXR Larus serves built networks to handle an anticipated demand for voice and data traffic that has not yet occurred. Consequently, many of these customers reduced their purchasing budgets for 2002 and 2003, which had a negative impact on CXR Larus' sales.

         GROSS PROFIT. Improvements in gross profit of both of our operating segments contributed to the $2,167,000 (25.4%) total gross profit increase and to the 4.3 percentage point increase in total gross profit to 41.9% of total net sales.

         The gross profit increase for our electronic components segment primarily resulted from increases in the profit margins of both digital switches and power supplies due to changes in product mix for both switch and XPS's power supply products. Also, increased volume helped increase gross margins of power supplies by reducing per unit costs.

         The increase in gross profit as a percentage of net sales for our communications equipment segment primarily was due to reduced costs. CXR Larus and CXR-AJ increased their gross margins as a percent of sales to 45.0% and 42.6% from 34.1% and 36.7%, respectively, due to cost reductions and higher sales at CXR-AJ.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The 3.5 percentage point decrease in selling, general and administrative expenses to 30.6% of total net sales resulted from maintaining relatively level expenses in combination with increased sales. Selling expenses remained static in 2003 as compared to 2002. General and administrative expenses increased modestly by $77,000 (1.5%).

         ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses consist primarily of research and product development activities of our communications equipment segment and Digitran. The $64,000 (6.3%) decrease primarily resulted from cost reductions in the communications equipment segment.

         INTEREST EXPENSE. Interest expense decreased by $25,000 (5.7%) generally due to lower average debt balances at XPS and CXR-AJ.

         OTHER (EXPENSE) INCOME. Other expense was $58,000 for 2003 as compared to other income of $80,000 for 2002, primarily due to foreign currency losses.

         INCOME TAX EXPENSE (BENEFIT). The majority of the increase in income tax expense related to the recording by XPS of a provision for United Kingdom income tax that was required because XPS produced greater taxable income for 2003 than in 2002 and has consumed its net operating loss carryforwards.

         NET INCOME (LOSS). The $1,731,000 improvement in net income (loss) resulted from a number of factors. The largest contributors to this positive change were $1,099,000 and $856,000 increases in operating income of XPS and CXR-AJ, respectively, due to increased sales at XPS and increased sales and reduced costs at CXR-AJ. In addition, CXR Larus improved its operating income by $486,000 by reducing costs. We continued to closely monitor costs throughout our operations and reduced costs through staffing reductions in our communications equipment operations in the United States and France and through various other cost-cutting methods, such as using contract manufacturers and reducing facility rent expense. These actions substantially reduced the sales volume required to produce profitability at both CXR Larus and CXR-AJ.

LIQUIDITY AND CAPITAL RESOURCES

         During the year ended December 31, 2004, we funded our operations primarily through revenue generated from our operations and through our existing and previous lines of credit with Wells Fargo Bank, N.A., Wells Fargo Business Credit, Inc. and various foreign banks. As of December 31, 2004, we had working capital of $4,839,000, which represented a decrease of $901,000 (15.8%) from working capital of $5,696,000 at December 31, 2003, primarily due to the acquisition of Larus Corporation. Also, at December 31, 2004, we had an accumulated deficit of $16,406,000, accumulated other comprehensive income of $487,000, and cash and cash equivalents of $1,057,000. As of December 31, 2003, we had an accumulated deficit of $17,886,000, accumulated other comprehensive income of $108,000, and cash and cash equivalents of $1,174,000.

         Accounts receivable increased $403,000 (7.5%) to $5,796,000 as of December 31, 2004 from $5,393,000 as of December 31, 2003. Sales attributable to the Larus Corporation acquisition contributed $1,308,000 to the increase. Without the acquisition of Larus Corporation, our receivables would have decreased $1,025,000 to $4,368,000 at December 31, 2004, primarily due to a $1,800,000 order for test instruments that we shipped, invoiced and collected in the fourth quarter of 2004. Days sales outstanding, which is a measure of our average accounts receivable collection period, improved during the 2004 from 72 to 69 days. Our customers include many Fortune 500 companies in the United States and similarly large companies in Europe and Asia. Because of the financial strength of our customer base, we have virtually eliminated our bad debt reserves.

         Inventory balances decreased 2.9% during 2004, from $6,683,000 at December 31, 2003 to $6,491,000 at December 31, 2004. Inventory represented 27.4% and 39.0% of our total assets as of December 31, 2004 and 2003, respectively. Included in the December 31, 2004 inventory amount is the $1,411,000 of inventory of Larus Corporation. We acquired Larus Corporation in July 2004. Excluding the effect of this inclusion, inventory would have decreased by $1,683,000 (24.0%) and would have represented 33.4% of total assets (excluding the $8,454,000 of total assets related to Larus Corporation) at December 31, 2004. Inventory turnover, which is a ratio that indicates how many times our inventory is sold and replaced over a specified period, improved to
2.6 times for 2004 as compared to 2.4 times for 2003.

         We took various actions to reduce costs in 2004. These actions were intended to reduce the cash outlays of our telecommunications equipment segment to match its revenue rate. We also have contracted with Asian manufacturers for production of test equipment components at lower prices than we previously paid to our former suppliers and have received shipments of quality components from these Asian suppliers.

         Cash provided by our operating activities totaled $3,884,000 for 2004, an improvement of $2,737,000 as compared to cash provided by our operating activities of $1,039,000 for 2003. This increase in cash provided by operations during 2004 primarily resulted from improved net income, a reduction of our inventory (excluding Larus Corporation inventory) due to outsourcing and inventory management, and an increase in our trade payables balance..

         Cash used in our investing activities totaled $2,208,000 for 2004 as compared to $38,000 used in our investing activities for 2003. Included in the results for 2004 are net cash of $1,492,000 to acquire Larus Corporation and $724,000 of property, plant and equipment purchases for production facility upgrade, telecommunications, management information systems and computer controlled production machinery for our new low profile rotary and digital switches. The investments for 2003 were mostly property, plant and equipment purchases.

         Cash used in our financing activities totaled $2,164,000 for 2004 as compared to $687,000 of cash used in our financing activities for 2003, due to larger repayments of bank debt in 2004 than in 2003.

         On June 1, 2004, XET Corporation and CXR Larus, together with Emrise acting as guarantor, obtained a credit facility from Wells Fargo Bank, N.A.
for our domestic operations. This facility is effective through July 1, 2005 and replaced the previous credit facility we had with Wells Fargo Business Credit, Inc. No prepayment penalty was due because the prior loan contract excluded from prepayment penalties loans replaced with new credit facilities from Wells Fargo Bank, N.A. Also, the new credit facility has no minimum interest but is subject to an unused commitment fee equal to 0.25% per annum, payable quarterly based on the average daily unused amount of the line of credit described in the following paragraph.

         The new credit facility provides a $3,000,000 revolving line of credit secured by accounts receivable, other rights to payment and general intangibles, inventories and equipment. Borrowings do not need to be supported by specific receivables or inventory balances unless aggregate borrowings under the line of credit and the term loan described in the following paragraph exceed $2,000,000 for 30 consecutive days (a "conversion event"). If a conversion event occurs, the line of credit will convert into a formula-based line of credit until the borrowings are equal to or less than $2,000,000 for 30 consecutive days. The formula generally provides that outstanding borrowings under the line of credit may not exceed an aggregate of 80% of eligible accounts receivable, plus 15% of the value of eligible raw material inventory, plus 30% of the value of eligible finished goods inventory. The interest rate is variable and is adjusted monthly based on the prime rate plus 0.5%. The prime rate at December 31, 2004 was 5.0%.

         The previous credit facility bore interest at the prime rate plus 1.0% and was subject to a $13,500 minimum monthly interest fee plus an unused commitment fee equal to 0.25% per annum. The average amount outstanding on the revolving portions of the previous and new credit facilities during 2004 was $1,035,000. The prime rate averaged approximately 4.25% in 2004. Therefore, the average annual interest cost on the new revolving line of credit was approximately $49,162 while the average annual interest cost on the prior revolving line of credit was approximately $162,000 due to the minimum interest rate charge of $13,500 per month.

         The new credit facility also provides for a term loan of $150,000 secured by equipment, amortizable over 36 months at a variable rate equal to the prime rate plus 1.5%. The term loan portion of the facility had a balance of $126,000 at December 31, 2004.

         Wells Fargo Bank, N.A. has also provided us with $300,000 of credit available for the purchase of new capital equipment when needed, of which a balance of $58,000 was outstanding at December 31, 2004.

         At December 31, 2004, we had a balance owing under the revolving credit line of $118,000, and we had $1,882,000 of availability on the non-formula based portion of the credit line. The credit facility is subject to various financial covenants. The minimum debt service coverage ratio of each of XET Corporation and CXR Larus must be not less than 1.50:1.00 on a trailing four-quarter basis. "Debt service coverage ratio" is defined as net income plus depreciation plus amortization, minus non-financed capital expenditures, divided by current portion of long-term debt measured quarterly. The current ratio of each of XET Corporation and CXR Larus must be not less than 1.50:1.00, determined as of each fiscal quarter end. "Current ratio" is defined as total current assets divided by total current liabilities. Net income after taxes of each of XET Corporation and CXR Larus must be not less than $1.00 on an annual basis, determined as of the end of each quarter. Net profit after taxes of each of XET Corporation and CXR Larus must be not less than $1.00 in each fiscal quarter immediately following a fiscal quarter in which that entity incurred a net loss after taxes. Total liabilities divided by tangible net worth of our domestic operations on a consolidated basis must not at any time be greater than 2.00:1.00, determined as of each fiscal quarter end. Tangible net worth of us and all of our subsidiaries on a consolidated basis must not at any time be less than $5,200,000, measured at the end of each quarter. "Total liabilities" is defined as current liabilities plus non-current liabilities, minus subordinated debt. "Tangible net worth" is defined as stockholders' equity plus subordinated debt, minus intangible assets.

         At December 31, 2004, we were in compliance with the covenants other than the debt-to-tangible net worth covenant for our domestic operations. We obtained a waiver of non-compliance as of December 31, 2004. We are currently engaged in discussions with Wells Fargo Bank, N.A. to amend the existing financial covenants effective as of the next measurement date of April 30, 2005. If we are unable to comply with the existing or revised covenants and are unable to obtain a waver or amendment on reasonable terms, the amount outstanding on the line of credit would become due and payable and a default interest rate of prime plus 4.5% would apply. The facility expires in July 2005. At March 31, 2005, there was no balance outstanding under the revolving line of credit. We currently intend to seek renewal of the facility and believe that the bank will be amenable to renewing it. However, if we are unable to obtain a renewal of the facility, we believe we will have sufficient funds available to timely repay any additional amounts we may borrow under the facility prior to its expiration.

         On July 13, 2004, we issued two promissory notes to the former stockholders of Larus Corporation totaling $3,000,000 in addition to paying cash and issuing shares of common stock and two zero interest short-term notes totaling $887,500 that we repaid in 2004, in exchange for 100% of the capital stock of Larus Corporation. These notes are subordinated to our bank debt and are payable in 72 equal monthly payments of principal totaling $41,667 per month plus interest at the 30-day London InterBank Offered Rate ("LIBOR") rate plus 5% with a maximum interest rate of 7% during the first two years of the term of the notes, 8% during the third and fourth years and 9% thereafter. During December 2004, the LIBOR rate was 2.42%. The total balance on these promissory notes as of December 31, 2004 was $2,750,000.

         As of December 31, 2004, our foreign subsidiaries had credit facilities, including lines of credit and term loans, with Venture Finance PLC, a subsidiary of the global Dutch ABN AMRO Holdings, N.V. financial institution, in England, IFN Finance, a subsidiary of ABN AMRO Holdings, N.V., Banc National de Paris, Societe Generale in France and Sogelease and Johnan Shinkin Bank in Japan. As of December 31, 2004, the balances outstanding under our United Kingdom, France and Japan credit facilities were $903,000, $634,000 and $56,000, respectively.

         XCEL Japan Ltd., or XJL, obtained a term loan on November 29, 2002 from Johnan Shinkin Bank. The loan is amortized over five years, carries an annual fixed interest rate of 3.25% and is secured by the assets of XJL. The balance of the loan as of December 31, 2004 was $56,000 using the exchange rate in effect at that date for conversion of Japanese yen into United States dollars. There are no financial performance covenants applicable to this loan.

         XPS, one of our United Kingdom subsidiaries, obtained a credit facility with Venture Finance PLC in November 2002. This credit facility expires on November 15, 2005. Using the exchange rate in effect at December 31, 2004 for the conversion of British pounds sterling into United States dollars, the facility is for a maximum of $2,865,000 and includes a $669,000 unsecured cash flow loan, a $153,000 term loan secured by fixed assets, and the remainder is a loan secured by accounts receivable and inventory. The interest rate is the base rate of Venture Finance PLC (4.75% at December 31, 2004) plus 2%, and is subject to a minimum rate of 4% per annum. There are no financial performance covenants applicable to this credit facility.

         In April 2003, CXR-AJ obtained a credit facility from IFN Finance, a subsidiary of ABN AMRO N.V. This credit facility is for a maximum of $1,488,000, based on the exchange rate in effect at December 31, 2004 for the conversion of euros into United States dollars. CXR-AJ also had $62,000 of term loans with several French banks outstanding as of December 31, 2004. The IFN Finance facility is secured by accounts receivable and carries an annual interest rate of 1.6% above the French "T4M" rate. The French T4M rate was 2.04% and had a balance of $572,000 at December 31, 2004. This facility has no financial performance covenants.

         Our backlog was $7,720,000 as of December 31, 2004 as compared to $9,630,000 as of December 31, 2003. The reduction in backlog was primarily due to substantial shipments under contracts by XPS in the United Kingdom. Our backlog as of December 31, 2004 was 82.3% related to our electronic components business, which business tends to provide us with long lead-times for our manufacturing processes due to the custom nature of the products, and 17.7% related to our communications equipment business, which business tends to deliver standard products from stock as orders are received. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

         As described above under the heading "Overview," we acquired Larus Corporation and Vista in July 2004. As a result of the acquisition, we acquired all of the assets and liabilities of Larus Corporation, including the intellectual property, cash, accounts receivable and inventories owned by each of Larus Corporation and Vista. The $6,539,500 purchase price consisted of $1,000,000 in cash, the issuance of 1,213,592 shares of our common stock with a fair value of $1,000,000, $887,500 in the form of two short-term, zero interest promissory notes that were repaid in 2004, $3,000,000 in the form of two subordinated secured promissory notes, warrants to purchase up to an aggregate of 150,000 shares of our common stock at $1.30 per share, and approximately $580,000 of acquisition costs. In addition, we assumed $245,000 worth of accounts payable and accrued expenses and entered into an above-market seven-year real property lease with the sellers. This lease represents an obligation that exceeds the fair market value by approximately $756,000 and is part of the acquisition accounting. We funded the cash portion of the purchase price using proceeds from our credit facility with Wells Fargo Bank, N.A. and our cash on-hand.

         On January 5, 2005, we issued to 17 accredited record holders in a private offering an aggregate of 12,503,500 shares of common stock at a purchase price of $1.44 per share and five-year investor warrants to purchase up to an additional 3,125,875 shares of our common stock at an exercise price of $1.73 per share, for a total purchase price of $18,005,000. We paid cash placement agent fees and expenses of approximately $961,000, and issued five-year placement warrants to purchase up to an aggregate of 650,310 shares of common stock at an exercise price of $1.73 per share in connection with the offering. Additional costs related to the financing include legal, accounting and consulting fees that continue to be incurred in connection with the resale registration described below.

         We agreed to register for resale the shares of common stock issued to investors and the shares of common stock issuable upon exercise of the investor warrants and placement warrants. The registration obligations require, among other things, that a registration statement be declared effective no later than the 150th day following the closing date. If we are unable to meet this obligation or unable to maintain the effectiveness of the registration in accordance with the requirements contained in the registration rights agreement we entered into with the investors, then we will be required to pay to each investor liquidated damages equal to 1% of the amount paid by the investor for the common shares still owned by the investor on the date of the default and 2% of the amount paid by the investor for the common shares still owned by the investor on each monthly anniversary of the date of the default that occurs prior to the cure of the default. The maximum aggregate liquidated damages payable to any investor will be equal to 10% of the aggregate amount paid by the investor for the shares of our common stock. Accordingly, the maximum aggregate penalty that we would be required to pay under this provision is 10% of the $18,005,000 initial purchase price of the common stock, which would be $1,801,000. Although we anticipate that we will be able to meet our registration obligations, we also anticipate that we will have sufficient cash available to pay these penalties if required.

         We used a portion of the proceeds from the January 2005 financing to fund the acquisition of Pascall described above under the heading "Overview." In connection with the Pascall acquisition, we loaned to XCEL Corporation Ltd. approximately $10,100,000 in cash that was used to acquire Pascall and to repay Pascall's existing intercompany debt. As described above, the Pascall purchase price is subject to upward or downward adjustment and we have guaranteed obligations of XCEL Corporation Ltd. in connection with the Pascall acquisition and have agreed to indemnify Pascall's former parent in connection with obligations under Pascall's facilities lease.

         The following table outlines payments due from us or our subsidiaries under our lines of credit and other significant contractual obligations over the next five years, exclusive of interest. All dollars are in thousands. The symbol "P" represents the prime rate, the symbol "B" represents the lender's base rate and the symbol "L" represents the 30-day LIBOR rate.

                                                                           PAYMENTS DUE BY PERIOD
                                                                           ----------------------
                                                                               (IN THOUSANDS)
              CONTRACTUAL
             OBLIGATIONS AT                                                                                 THERE-
            DECEMBER 31, 2004                   2005         2006        2007        2008        2009       AFTER       TOTAL
  ---------------------------------------    ---------    ---------   ---------   ---------   ---------   ---------   ---------
  Line of Credit (Domestic) .............    $    118     $     --    $     --    $     --    $     --    $     --    $    118

     Average Interest Rate ..............       P+0.5%

  Line of Credit (U.K.) .................    $    188     $     --    $     --    $     --    $     --    $     --    $    188

     Average Interest Rate ..............        B+2%

  Overdraft (France) ....................    $    572     $     --    $     --    $     --    $     --    $     --    $    572

     Average Interest Rate ..............        3.74%

  Term Loan From Stockholders
     (Domestic) .........................    $    500     $    500    $    500    $    500    $    500    $   250     $  2,750

                                                P+1.5%,
     Average Interest Rate ..............       L+5.0%

  Capital Equipment Loan (U.S.)..........    $     13     $     13    $     13    $     13    $      6    $     --    $     58

     Average Interest Rate ..............         L+4%

  Term Loans (U.S.)                          $     44     $     44    $     38    $     --    $     --    $     --    $    126

     Average Interest Rate ..............         P+1.5%

  Term Loan (U.K.) ......................    $     46     $    669    $     --    $     --    $     --    $     --    $    715

     Average Interest Rate ..............         B+2%

  Term Loans (France) ....................    $     23     $     23    $     16    $     --    $     --    $     --    $     62

     Average Interest Rate ..............    1.2%-5.6%

  Term Loan (Japan) .....................    $     19     $     19    $     18    $     --    $     --    $     --    $     56

     Average Interest Rate ..............        3.25%

  Capitalized Lease
    Obligations .........................    $     66     $     60    $     12    $     12    $     12    $     17    $    179

  Operating Leases ......................    $  1,040     $    713    $    725    $    527    $    420    $    486    $  3,911
                                             ---------    ---------   ---------   ---------   ---------   ---------   ---------
                                             $  2,629     $  2,041    $  1,322    $  1,032    $    938    $    753    $  8,735

         We intend to grow our business through both internal growth and through further acquisitions that we identify as being potentially both synergistic and accretive of our earnings. Any additional acquisitions would likely be funded through the use of cash and/or a combination of cash and our stock.

         We believe that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, including the credit facilities we have and the remaining proceeds we have from the January 2005 financing, will be adequate to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months. If, however, our capital requirements or cash flow vary materially from our current projections, if unforeseen circumstances occur, or if we require a significant amount of cash to fund future acquisitions, we may require additional financing. Our failure to raise capital, if needed, could restrict our growth, limit our development of new products or hinder our ability to compete.

EFFECTS OF INFLATION

         The impact of inflation and changing prices has not been significant on the financial condition or results of operations of either our company or our operating subsidiaries.

IMPACTS OF NEW ACCOUNTING PRONOUNCEMENTS

         In December 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits," an amendment of SFAS No. 87, 88 and 106, and a revision of SFAS No. 132. The statement is effective for fiscal years and interim periods ending after December 15, 2003. This statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, 88 and 106. The new rules require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The adoption of this statement did not have a material effect on our financial condition or results of operations.

         In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," which addresses the accounting for employee stock options. SFAS No. 123R eliminates the ability to account for shared-based compensation transactions using APB Opinion No. 25 and generally would require instead that such transactions be accounted for using a fair value-based method. SFAS No. 123R also requires that tax benefits associated with these share-based payments be classified as financing activities in the statement of cash flow rather than operating activities as currently permitted. SFAS No. 123R becomes effective for interim or annual periods beginning after June 15, 2005. Accordingly, we are required to apply SFAS No. 123R beginning in the quarter ending September 30, 2005. SFAS No. 123R offers alternative methods of adopting this final rule. At the present time, we have not yet determined which alternative method we will use.

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period costs. The provisions of SFAS No. 151 are effective for our fiscal 2006. We are currently evaluating the provisions of SFAS No. 151 and do not expect that adoption will have a material effect on our financial position, results of operations or cash flows.

RISK FACTORS

      OUR LACK OF LONG-TERM PURCHASE ORDERS OR COMMITMENTS MAY ADVERSELY AFFECT OUR BUSINESS IF DEMAND IS REDUCED.

         During 2004, the sale of electronic components accounted for 51.1% of our total net sales, and the sale of communications equipment and related services accounted for 48.9% of our total net sales. In many cases we have long-term contracts with our electronic components and communications equipment customers that cover the general terms and conditions of our relationships with them but that do not include long-term purchase orders or commitments. Rather, our customers issue purchase orders requesting the quantities of communications equipment they desire to purchase from us, and if we are able and willing to fill those orders, then we fill them under the terms of the contracts. Accordingly, we cannot rely on long-term purchase orders or commitments to protect us from the negative financial effects of a reduced demand for our products that could result from a general economic downturn, from changes in the electronic components and communications equipment industries, including the entry of new competitors into the market, from the introduction by others of new or improved technology, from an unanticipated shift in the needs of our customers, or from other causes.

      RECENTLY ENACTED AND PROPOSED CHANGES IN SECURITIES LAWS AND REGULATIONS WILL INCREASE OUR COSTS.

         The Sarbanes-Oxley Act of 2002 has required changes in some of our corporate governance, securities disclosure and compliance practices. As part of the Act's requirements, the Securities and Exchange Commission has promulgated new rules on a variety of subjects, in addition to other rule proposals. These developments have increased and will continue to increase our accounting and legal compliance costs, and could also expose us to additional liability. In addition, these developments may make retention and recruitment of qualified persons to serve on our board of directors or executive management more difficult. We continue to evaluate and monitor regulatory and legislative developments and cannot reliably estimate the timing or magnitude of all costs we may incur as a result of the Act or other related legislation or regulation.

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

      WE RELY HEAVILY ON OUR MANAGEMENT, AND THE LOSS OF THEIR SERVICES COULD ADVERSELY AFFECT OUR BUSINESS.

         Our success is highly dependent upon the continued services of key members of our management, including Carmine T. Oliva, our Chairman of the Board, President and Chief Executive Officer, Graham Jefferies, our Executive Vice President and Chief Operating Officer, and Randolph Foote, our Senior Vice President, Chief Financial Officer and Secretary. Mr. Oliva co-founded XET Corporation and has developed personal contacts and other skills that we rely upon in connection with our financing, acquisition and general business strategies. Mr. Jefferies is a long-time employee of Emrise who we have relied upon in connection with our United Kingdom acquisitions and who fulfills significant operational responsibilities in connection with our foreign and domestic operations. We rely upon Mr. Foote's skills in financial reporting, accounting and tax matters in addition to his skills in the analysis of potential acquisitions and general corporate administration. Consequently, the loss of Mr. Oliva, Mr. Jefferies, Mr. Foote or one or more other key members of management could adversely affect us. Although we have entered into employment agreements with each of our executive officers, those agreements are of limited duration and are subject to early termination by the officers under some circumstances. We maintain key-man life insurance on Mr. Oliva and Mr. Jefferies. However, we cannot assure you that we will be able to maintain this insurance in effect or that the coverage will be sufficient to compensate us for the loss of the services of Mr. Oliva or Mr. Jefferies.

      IF WE ARE UNABLE TO SUCCESSFULLY IDENTIFY OR MAKE STRATEGIC ACQUISITIONS, OUR LONG-TERM COMPETITIVE POSITIONING MAY SUFFER.

         Our business strategy includes growth through acquisitions that we believe will improve our competitive capabilities or provide additional market penetration or business opportunities in areas that are consistent with our business plan. Identifying and pursuing strategic acquisitions and integrating acquired products and businesses requires a significant amount of management time and skill. Acquisitions may also require us to expend a substantial amount of cash or other resources, not only as a result of the direct expenses involved in the acquisition transaction, but also as a result of ongoing research and development activities that may be required to maintain or enhance the long-term competitiveness of acquired products, particularly those products marketed to the rapidly evolving telecommunications industry. If we are unable to make strategic acquisitions due to our inability to identify appropriate targets, or to manage the difficulties or costs involved in the acquisitions, alliances or arrangements, our long-term competitive positioning may suffer.

      IF WE ARE UNABLE TO FULFILL BACKLOG ORDERS DUE TO CIRCUMSTANCES INVOLVING US OR ONE OR MORE OF OUR SUPPLIERS OR CUSTOMERS, OUR ANTICIPATED RESULTS OF OPERATIONS WILL SUFFER.

         As of December 31, 2004, we had $7,720,000 in backlog orders for our products. Backlog orders represent revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. Our backlog orders are due in large part to the long lead-times associated with our electronic components products, which products generally are custom built to order. We cannot assure you that we will be successful in fulfilling orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog. Factors that could affect our ability to fulfill backlog orders include difficulty we may experience in obtaining components from suppliers, whether due to obsolescence, production difficulties on the part of suppliers or other causes, or customer-induced delays and product holds. Our anticipated results of operations will suffer to the extent we are unable to fulfill backlog orders within the timeframes we establish, particularly if delays in fulfilling backlog orders cause our customers to reduce or cancel their orders.

      IF OUR PRODUCTS FAIL TO COMPLY WITH EVOLVING GOVERNMENT AND INDUSTRY STANDARDS AND REGULATIONS, WE MAY HAVE DIFFICULTY SELLING OUR PRODUCTS.

         We design our products to comply with a significant number of industry standards and regulations, some of which are evolving as new technologies are deployed. In the United States, our communications equipment products must comply with various regulations defined by the United States Federal Communications Commission, or FCC, and Underwriters Laboratories as well as industry standards established by Telcordia Technologies, Inc., formerly Bellcore, and the American National Standards Institute. Internationally, our communications equipment products must comply with standards established by the European Committee for Electrotechnical Standardization, the European Committee for Standardization, the European Telecommunications Standards Institute, telecommunications authorities in various countries as well as with recommendations of the International Telecommunications Union. The failure of our products to comply, or delays in compliance, with the various existing and evolving standards could negatively affect our ability to sell our products.

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

         Shortages of components could not only limit our product line and production capacity but also could result in higher costs due to the higher costs of components in short supply or the need to use higher cost substitute components. Significant increases in the prices of components could adversely affect our results of operations because our products compete on price and, therefore, we may not be able to adjust product pricing to reflect the increases in component costs. Also, an extended interruption in the supply of components or a reduction in their quality or reliability would adversely affect our financial condition and results of operations by impairing our ability to timely deliver quality products to our customers. Delays in deliveries due to shortages of components or other factors may result in cancellation by our customers of all or part of their orders. Although customers who purchase from us products, such as many of our digital switches and all of our custom power supplies, that are not readily available from other sources would be less likely than other customers of ours to cancel their orders due to production delays, we cannot assure you that cancellations would not occur.

      FINANCIAL STATEMENTS OF OUR FOREIGN SUBSIDIARIES ARE PREPARED USING THE RELEVANT FOREIGN CURRENCY THAT MUST BE CONVERTED INTO UNITED STATES DOLLARS FOR INCLUSION IN OUR CONSOLIDATED FINANCIAL STATEMENTS. AS A RESULT, EXCHANGE RATE FLUCTUATIONS MAY ADVERSELY AFFECT OUR REPORTED RESULTS OF OPERATIONS.

         We have established and acquired international subsidiaries that prepare their balance sheets in the relevant foreign currency. In order to be included in our consolidated financial statements, these balance sheets are converted, at the then current exchange rate, into United States dollars, and the statements of operations are converted using weighted average exchange rates for the applicable period. Accordingly, fluctuations of the foreign currencies relative to the United States dollar could affect our consolidated financial statements. Our exposure to fluctuations in currency exchange rates has increased as a result of the growth of our international subsidiaries. Sales of our products and services to customers located outside of the United States accounted for approximately 57.3% of our net sales for 2004. However, because historically the majority of our currency exposure has related to financial statement translation rather than to particular transactions, we do not intend to enter into, nor have we historically entered into, forward currency contracts or hedging arrangements in an effort to mitigate our currency exposure.

      BECAUSE WE BELIEVE THAT PROPRIETARY RIGHTS ARE MATERIAL TO OUR SUCCESS, MISAPPROPRIATION OF THESE RIGHTS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

         Our future success will be highly dependent on proprietary technology, particularly in our communications equipment business. However, we do not hold any patents and we currently rely on a combination of contractual rights, copyrights, trademarks and trade secrets to protect our proprietary rights. Our management believes that because of the rapid pace of technological change in the industries in which we operate, the legal intellectual property protection for our products is a less significant factor in our success than the knowledge, abilities and experience of our employees, the frequency of our product enhancements, the effectiveness of our marketing activities and the timeliness and quality of our support services. Consequently, we rely to a great extent on trade secret protection for much of our technology. However, there can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors or customers will not independently develop comparable or superior technologies or obtain unauthorized access to our proprietary technology. Our financial condition would be adversely affected if we were to lose our competitive position due to our inability to adequately protect our proprietary rights as our technology evolves.

      OUR COMMON STOCK PRICE HAS BEEN VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS PURCHASING SHARES OF OUR COMMON STOCK AND IN LITIGATION AGAINST US.

         The market prices of securities of technology-based companies currently are highly volatile. The market price of our common stock has fluctuated significantly in the past. In fact, during 2004, the high and low closing sale prices of a share of our common stock were $1.68 and $0.52, respectively. Between January 1, 2005 and March 22, 2005, the high and low closing sale prices of a share of our common stock were $1.83 and $1.46, respectively. The market price of our common stock may continue to fluctuate in response to the following factors, many of which are beyond our control:

         o changes in market valuations of similar companies and stock market price and volume fluctuations generally;

         o economic conditions specific to the electronic components or communications equipment industries;

         o announcements by us or our competitors of new or enhanced products, technologies or services or significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;

         o delays in our introduction of new products or technological innovations or problems in the functioning of these new products or innovations;

         o third parties' infringement of our intellectual property rights;

         o changes in our pricing policies or the pricing policies of our competitors;

         o        foreign currency translations gains or losses;

         o        regulatory developments;

         o        fluctuations in our quarterly or annual operating results;

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

      THE UNPREDICTABILITY OF OUR QUARTERLY OPERATING RESULTS MAY CAUSE THE PRICE OF OUR COMMON STOCK TO FLUCTUATE OR DECLINE.

         Our quarterly operating results have varied significantly in the past and will likely continue to do so in the future due to a variety of factors, many of which are beyond our control. Fluctuations in our operating results may result from a variety of factors. Our operating results from our communications segment tend to be less stable and predictable than our operating results from our electronic components segment.

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

         In addition, the cyclical nature of the telecommunications business due to the budgetary cycle of Regional Bell Operating Companies, or RBOCs, has had and will continue to have for the foreseeable future an effect on our quarterly operating results. RBOCs generally obtain approval for their annual budgets during the first quarter of each calendar year. If an RBOC's annual budget is not approved early in the calendar year or is insufficient to cover its desired purchases for the entire calendar year, we are unable to sell products to the RBOC during the period of the delay or shortfall.

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

      FUTURE SALES OF SHARES OF OUR COMMON STOCK BY OUR STOCKHOLDERS COULD CAUSE OUR STOCK PRICE TO DECLINE.

         We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of common stock for sale will have on the market price prevailing from time to time. As of March 22, 2005, we had outstanding 37,384,708 shares of common stock. An aggregate of 13,782,092 of these shares were included for resale under a pending registration statement. As of March 22, 2005, we also had outstanding options and warrants to purchase up to 6,715,683 shares of common stock. Of these, 4,606,685 shares of common stock underlying warrants were included for resale under the pending registration statement and 1,458,998 shares underlying options were covered on existing registration statements. Sales of shares of our common stock in the public market after this registration statement is declared effective, or the perception that those sales may occur, could cause the trading price of our common stock to decrease or to be lower than it might be in the absence of those shares or perceptions.

      BECAUSE WE ARE SUBJECT TO THE "PENNY STOCK" RULES, THE LEVEL OF TRADING ACTIVITY IN OUR COMMON STOCK MAY BE REDUCED.

         Broker-dealer practices in connection with transactions in "penny stocks" are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks, like shares of our common stock, generally are equity securities with a price of less than $5.00 per share that trade on the OTC Bulletin Board or the Pink Sheets. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell these securities to persons other than established customers and "accredited investors" must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity in a penny stock, such as our common stock, and investors in our common stock may find it difficult to sell their shares.

      BECAUSE OUR COMMON STOCK IS NOT LISTED ON A NATIONAL SECURITIES EXCHANGE, YOU MAY FIND IT DIFFICULT TO DISPOSE OF OR OBTAIN QUOTATIONS FOR OUR COMMON STOCK.

         Our common stock trades under the symbol "EMRI" on the OTC Bulletin Board. Because our common stock trades on the OTC Bulletin Board rather than on a national securities exchange, you may find it difficult to either dispose of, or to obtain quotations as to the price of, our common stock.

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

         The following table provides information about our debt obligations that are sensitive to changes in interest rates. All dollars are in thousands. The symbol "P" represents the prime rate. The symbol "P" represents the prime rate, the symbol "B" represents the lender's base rate and the symbol "L" represents the 30-day LIBOR rate. Balances are as of December 31, 2004.

                                                                                                                             FAIR
                                                                                                       THERE-                VALUE
           LIABILITIES                2005         2006         2007         2008         2009         AFTER       TOTAL    12/31/04
           -----------                ----         ----         ----         ----         ----         -----       -----    --------
  Line of Credit (Domestic)....   $     118     $      --    $      --    $      --    $      --    $      --      $ 118      $  118

    Average Interest Rate .....     P+ 0.5%

  Line of Credit (U.K.) .......   $     188     $      --    $      --    $      --    $      --    $      --      $ 188      $  188

    Average Interest Rate .....      B+2.0%

  Overdraft (France) ..........   $     572     $     562    $      --    $      --    $      --    $      --      $ 537      $  537

    Average Interest Rate .....       3.74%

  Term Loan From Stockholders
      (Domestic) ..............   $     500     $     500    $     500    $     500    $     500    $     250     $2,750      $2,750

    Average Interest Rate .....     P+1.52%,
                                     L+5.0%

  Term Loan (U.K.) ............   $      46     $     669    $      --    $      --    $      --    $      --      $ 715      $  715

    Average Interest Rate .....      B+2.0%

  Term Loans (France)..........   $      23     $      23    $      16    $      --    $      --    $      --      $  62      $   62

    Average Interest Rate .....    5.2%-5.6%

  Term Loan (Japan) ...........   $      19     $      19    $      18    $      --    $      --    $      --      $  56      $   56

    Average Interest Rate .....        3.25%

Capital Equipment Loan (U.S.)..   $     13      $     13     $     13     $     13     $      6     $     --       $  58      $   58

     Average Interest Rate ....         L+4%

  Term Loans (U.S.)               $     44      $     44     $     38     $     --     $     --     $     --       $ 126      $  126

     Average Interest Rate ....       P+1.5%


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Reference is made to the financial statements included in this report, which begin at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 9A. CONTROLS AND PROCEDURES.

         In connection with its audit of our consolidated financial statements for the year ended December 31, 2004, Grant Thornton LLP, our independent registered public accounting firm, advised our audit committee and management of two matters that Grant Thornton LLP considers to be "material weaknesses" as that term is defined under standards established by the Public Company Accounting Oversight Board (United States).

         The first matter related to our need for additional staff with expertise in preparing required disclosures in the notes to the financial statements, and our need to develop greater internal resources for researching and evaluating the appropriateness of complex accounting principles and for evaluating the effects of new accounting pronouncements on us. Our growth during and since 2004 as a result of our acquisitions of Larus Corporation and Pascall Electronic (Holdings) Limited and the increased complexity surrounding our financing arrangements are major contributors to the need for additional resources in financial reporting.

         The second matter related to segregation of duties relating to cash disbursements. Both our Assistant Controller and accounts payable clerk have access to initiate the payment of invoices and print electronically signed checks. Both individuals have the ability to record transactions in the accounting system. The lack of segregation of these two functions - check-writing ability and the recording of disbursement transactions in our accounting system - represents a material weakness in the cash disbursements cycle.

         We considered these matters in connection with the preparation of the December 31, 2004 consolidated financial statements included in this Form 10-K and also determined that no prior period financial statements were materially affected by such matters. In response to the observations made by Grant Thornton LLP, we intend to implement during 2005 enhancements to our financial reporting processes, including increased training of staff on Securities and Exchange Commission financial reporting requirements and the acquisition of accounting research tools. In addition, we recognize that the risk of an unauthorized disbursement exists without proper segregation of duties between check-writing and record keeping. However, every month we review the listing of checks produced and research any check number that is missing or questionable. We believe this type of detective control would identify unauthorized disbursements. However, to improve the design effectiveness of our cash disbursements cycle, we are evaluating how to better segregate these incompatible duties. We believe these steps will address the matters raised by Grant Thornton LLP.

         Our Chief Executive Officer and Acting Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) were not effective as of December 31, 2004 with respect to the material weaknesses identified in the areas of financial statement disclosures and segregation of duties in the cash disbursements cycle as discussed above.

         During the quarter ended December 31, 2004, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

         None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

         The names, ages and positions held by our directors and executive officers as of March 22, 2005 are as follows:

NAME                                        AGE                             POSITIONS HELD
----                                        ---                             --------------
Carmine T. Oliva.......................      62      Chairman of the Board, President, Chief Executive Officer
                                                     and Director

Graham Jefferies.......................      47      Executive Vice President, Chief Operating Officer and
                                                     Managing Director of various subsidiaries

Randolph D. Foote......................      56      Senior Vice President, Chief Financial Officer and Secretary

Robert B. Runyon (1)(2)................      79      Director

Laurence P. Finnegan, Jr. (1)(3).......      67      Director

Otis W. Baskin (3).....................      59      Director

-----------
(1) Member of the compensation committee.
(2) Member of the nominating committee.
(3) Member of the audit committee.

         CARMINE T. OLIVA has been Chairman of the Board, President and Chief Executive Officer and a Class III director of Emrise since March 26, 1997 and of our subsidiary, XET Corporation, since he founded XET Corporation in 1983. Mr. Oliva has been Chairman of the Board of XCEL Corporation, Ltd. since 1985, and Chairman and Chief Executive Officer of CXR Larus since March 1997. In 2002, Mr. Oliva obtained a French government working permit and assumed responsibility as President of our CXR-AJ subsidiary. From January 1999 to January 2000, Mr. Oliva served as a director of Digital Transmission Systems Inc. (DTSX), a publicly held company based in Norcross, Georgia. From 1980 to 1983, Mr. Oliva was Senior Vice President and General Manager, ITT Asia Pacific Inc. Prior to holding that position, Mr. Oliva held a number of executive positions with ITT Corporation and its subsidiaries over an eleven-year period. Mr. Oliva attained the rank of Captain in the United States Army and is a veteran of the Vietnam War. Mr. Oliva earned a B.A. degree in Social Studies/Business from Seton Hall University and an M.B.A. degree in Business from The Ohio State University.

         GRAHAM JEFFERIES was appointed as Executive Vice President on October 21, 1999. Mr. Jefferies was also appointed as our Chief Operating Officer on January 3, 2005, after having served as Chief Operating Officer of our Telecommunications Group since October 21, 1999. Mr. Jefferies served as Executive Vice President of Emrise from April 1999 through October 1999. Mr. Jefferies has served CXR-AJ as a director since March 1997 and as General Manager since July 2002, has served as Managing Director of Belix Power Conversions Ltd., Belix Wound Components Ltd. and Belix Company Ltd. since our acquisition of those companies in April 2000, as Managing Director of XCEL Power Systems, Ltd. since September 1996 and as Managing Director of XCEL Corporation, Ltd. since March 1992. Prior to joining us in 1992, he was Sales and Marketing Director of Jasmin Electronics PLC, a major United Kingdom software and systems provider, from 1987 to 1992. Mr. Jefferies held a variety of project management positions at GEC Marconi from 1978 to 1987. Mr. Jefferies earned a B.S. degree in Engineering from Leicester University, and has experience in mergers and acquisitions. Mr. Jefferies is a citizen and resident of the United Kingdom.

         RANDOLPH D. FOOTE was appointed as our Senior Vice President and Chief Financial Officer on October 4, 1999 and as our Assistant Secretary on February 12, 2001. Mr. Foote has been our Secretary since September 2004 and the Vice President and Chief Financial Officer of CXR Larus and XET Corporation since March 2000. Mr. Foote was the Corporate Controller of Unit Instruments, Inc., a publicly traded semiconductor equipment manufacturer, from October 1995 to May 1999. From March 1985 to October 1995, Mr. Foote was the Director of Tax and Financial Reporting at Optical Radiation Corporation, a publicly traded company that designed and manufactured products using advanced optical technology. Prior to 1985, Mr. Foote held positions with Western Gear Corporation and Bucyrus Erie Company, which were both publicly traded companies. Mr. Foote earned a B.S. degree in Business Management from California State Polytechnic University, Pomona and an M.B.A. degree in Tax/Business from Golden Gate University.

         ROBERT B. RUNYON has served as a Class III director since March 26, 1997 and also served as our Secretary from that date through August 2004. He has been the owner and principal of Runyon and Associates, a human resources and business advisory firm, since 1987. He has acted as Senior Vice President of Sub Hydro Dynamics Inc., a privately held marine services company based in Hilton Head, South Carolina, since September 1995. Prior to our merger with XET Corporation, Mr. Runyon served XET Corporation both as a director since August 1983 and as a consultant in the areas of strategy development and business planning, organization, human resources and administrative systems. He also consults for companies in environmental products, marine propulsion systems and architectural services sectors in these same areas. From 1970 to 1978, Mr. Runyon held various executive positions with ITT Corporation, including Vice President, Administration of ITT Grinnell, a manufacturing subsidiary of ITT. From 1963 to 1970, Mr. Runyon held executive positions at BP Oil including Vice President, Corporate Planning and Administration of BP Oil Corporation, and Director, Organization and Personnel for its predecessor, Sinclair Oil Corporation. Mr. Runyon was Executive Vice President, Human Resources at the Great Atlantic & Pacific Tea Company from 1978 to 1980. Mr. Runyon earned a B.S. degree in Economics/Industrial Management from University of Pennsylvania.

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

         OTIS W. BASKIN has served as a Class I director since February 6, 2004. He has been a Professor of Management at The George L. Graziadio School of Business and Management at Pepperdine University in Malibu, California since June 1995 and also served as dean from 1995 to 2001. He has been a member of the full-time faculty of the University of Houston - Clear Lake (1975-87) where he served as Coordinator of the Management Faculty and Director of the Center for Advanced Management Programs. He has also been Professor of Management at Arizona State University, West Campus (1987-91) and The University of Memphis

(1991-95), in addition to serving as dean at both universities. Dr. Baskin worked with AACSB International (Association for the Advancement of Collegiate Schools of Business) as Special Advisor to the President and as Chief Executive Officer from July 2002 to June 2004. He is an Associate with the Family Business Consulting Group, where he advises family owned and closely held businesses. He has served as an advisor to Exxon/Mobile Research and Engineering Corporation, NASA and the United States Air Force. He earned a Ph.D. in Management, Public Relations and Communication Theory from The University of Texas at Austin, an M.A. degree in Speech Communication by the University of Houston, and a B.A. degree in Religion from Oklahoma Christian University.

         Our business, property and affairs are managed under the direction of our board. Directors are kept informed of our business through discussions with our executive officers, by reviewing materials provided to them and by participating in meetings of our board and its committees.

         Our bylaws provide that our board of directors shall consist of at least four directors. Our board is divided into three classes of directors:
Class I, Class II and Class III. The term of office of each class of directors is three years, with one class expiring each year at our annual meeting of stockholders. We currently have four directors on our board, with no vacancies. Our current board consists of one Class I director whose term expires at our 2006 annual meeting, one Class II director whose term expires at our 2007 annual meeting, and two Class III directors whose term expires at our 2005 annual meeting.

         Our officers are appointed by and serve at the discretion of our board of directors. There are no family relationships among our executive officers and directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("Commission"). These officers, directors and stockholders are required by the Commission regulations to furnish us with copies of all reports that they file.

         Based solely upon a review of copies of the reports furnished to us during the year ended December 31, 2004 and thereafter, or any written representations received by us from directors, officers and beneficial owners of more than 10% of our common stock ("reporting persons") that no other reports were required, we believe that, during 2004, all Section 16(a) filing requirements applicable to our reporting persons were met, except that Otis Baskin filed a late Form 3 to report his becoming a reporting person.

CODE OF ETHICS

         Our board of directors has adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees and an additional Code of Business Ethics that applies to our Chief Executive Officer and senior financial officers. We filed copies of these codes as exhibits to our annual report on Form 10-K for the year ended December 31, 2003.

         We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from provision of these codes that relate to one or more of the items set forth in Item 406(b) of Regulation S-K, by describing on our Internet website, located at http://www.emrise.com, within four business days following the date of a waiver or a substantive amendment, the date of the waiver or amendment, the nature of the amendment or waiver, and the name of the person to whom the waiver was granted.

         Information on our Internet website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the Commission.

ITEM 11.   EXECUTIVE COMPENSATION.

COMPENSATION OF EXECUTIVE OFFICERS

         The following table provides information concerning the annual and long-term compensation for the years ended December 31, 2004, 2003 and 2002 earned for services in all capacities as an employee by our Chief Executive Officer and each of our other executive officers who received an annual salary and bonus of more than $100,000 for services rendered to us during 2004 (collectively, the "named executive officers"):

                                                   SUMMARY COMPENSATION TABLE
                                                                                        LONG-TERM
                                                                                    COMPENSATION AWARD
                                                            ANNUAL COMPENSATION     ------------------
                                                           ----------------------       SECURITIES         ALL OTHER
       NAME AND PRINCIPAL POSITION               YEAR        SALARY       BONUS     UNDERLYING OPTIONS    COMPENSATION
       ---------------------------               ----        ------       -----     ------------------    ------------
Carmine T. Oliva ...........................     2004       $309,000      $94,000           26,000         $ 4,821(1)
  President and Chief Executive Officer          2003       $271,510      $70,000           53,000         $ 4,821(1)
                                                 2002       $257,010           --               --         $ 4,821(1)

Graham Jefferies ...........................     2004       $237,017      $71,000           40,000         $10,924(3)
  Executive Vice President and Chief             2003       $210,295      $55,000           54,000         $10,320(3)
  Operating Officer (2)                          2002       $156,923           --               --         $ 9,000(3)

Randolph D. Foote...........................     2004       $173,867      $40,000           25,000         $ 1,965(4)
  Senior Vice President, Chief Financial         2003       $157,230      $30,000           35,000         $ 1,886(4)
  Officer and Assistant Secretary(4)             2002       $151,368           --               --         $ 1,604(4)

---------------
(1) Represents the dollar value of insurance premiums we paid with respect to a $1,000,000 term life insurance policy for the benefit of Mr. Oliva's spouse.
(2) Mr. Jefferies is based in the United Kingdom and receives his remuneration in British pounds sterling. The compensation amounts listed for Mr. Jefferies are shown in United States dollars, converted from British pounds sterling using the average conversion rates in effect during the time periods of compensation. Mr. Jefferies served as Chief Operating Officer of our Telecommunications Group until he was appointed Chief Operating Officer of Emrise in January 2005.
(3)  Represents company contributions to Mr. Jefferies' retirement account.
(4)  Represents company contributions to Mr. Foote's 401(k) retirement account.

                    RETIREMENT ACCOUNT MATCHING CONTRIBUTIONS

         We match up to the lesser of $2,000 and 20% of Mr. Foote's contributions to his 401(k) account. During 2004, our matching contribution amounted to $1,965. This matching arrangement was generally made available to all employees of Emrise and provides for the same method of allocation of benefits between management and non-management participants.

         Also, XPS makes matching contributions of up to 6% of Mr. Jefferies' salary to an executives' defined contribution plan. Other employees of XPS may receive matching contributions to a defined contribution plan of up to 4% of their salary. Amounts contributed to the defined contribution plans are intended to used to purchase annuities upon retirement. During 2004, 2003 and 2002, Mr. Jefferies received matching contributions of $10,924, $10,320 and $9,000, respectively.

                        OPTION GRANTS IN LAST FISCAL YEAR

         The following table provides information regarding options granted in the year ended December 31, 2004 to the executive officers named in the summary compensation table. We did not grant any stock appreciation rights during 2004. This information includes hypothetical potential gains from stock options granted in 2004. These hypothetical gains are based entirely on assumed annual growth rates of 5% and 10% in the value of our common stock price over the ten-year life of the stock options granted in 2004. These assumed rates of growth were selected by the Commission for illustrative purposes only and are not intended to predict future stock prices, which will depend upon market conditions and our future performance and prospects.

                                                                                                       POTENTIAL
                                                                                                   REALIZABLE VALUE
                                                                                                   AT ASSUMED RATES
                                     NUMBER OF     PERCENTAGE OF                                    OF STOCK PRICE
                                     SECURITIES    TOTAL OPTIONS                                    APPRECIATION FOR
                                     UNDERLYING     GRANTED TO       EXERCISE                       OPTION TERM(3)
                           GRANT      OPTIONS      EMPLOYEES IN        PRICE      EXPIRATION   -----------------------
     NAMED OFFICER         DATE      GRANTED(1)    FISCAL YEAR(2)    PER SHARE       DATE           5%          10%
-----------------------  ---------  ------------  ----------------  -----------  ------------  -----------  ----------
Carmine T. Oliva.......   2/24/04      26,000            8.3%          $1.00        2/24/14      $16,351     $41,437
Graham Jefferies.......   2/24/04      40,000           12.7%          $1.00        2/24/14      $25,156     $63,750
Randolph D. Foote......   2/24/04      25,000            7.9%          $1.00        2/24/14      $15,722     $39,844

--------------------
(1) Options vest in two equal annual installments commencing February 24, 2005.
(2) Based on options to purchase 314,698 shares granted to our employees during 2004.
(3) Calculated using the potential realizable value of each grant.

         AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

         The following table provides information regarding the value of unexercised options held by the named executive officers as of December 31, 2004. None of the named executives officers acquired shares through the exercise of options during 2004.

                                                      NUMBER OF
                                                SECURITIES UNDERLYING                 VALUE ($) OF UNEXERCISED
                                               UNEXERCISED OPTIONS AT                 IN-THE-MONEY OPTIONS AT
                                                 DECEMBER 31, 2004                    DECEMBER 31, 2004 (1)
                                         ---------------------------------      ---------------------------------
            NAME                           EXERCISABLE      UNEXERCISABLE         EXERCISABLE      UNEXERCISABLE
-----------------------------------      ---------------   ---------------      ---------------   ---------------
Carmine T. Oliva...................          283,663            26,000              179,360            16,120
Graham Jefferies...................          180,287            40,000              168,480            24,800
Randolph D. Foote..................           85,000            25,000              115,450            15,500

-----------------
(1) Based on the last reported sale price of our common stock of $1.62 on December 30, 2004 (the last trading day during 2004) as reported on the OTC Bulletin Board, less the exercise price of the options.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     CARMINE T. OLIVA

         As of January 1, 2001, we entered into an employment agreement with Carmine T. Oliva, our Chairman of the Board, President and Chief Executive Officer. The agreement is subject to automatic renewal for two consecutive two-year terms beginning on January 1, 2006, unless, during the required notice periods (which run from September 1 to November 1 of the second year preceding the year in which a two-year renewal period is to begin), either party gives written notice of its desire not to renew. The agreement provides for an initial base salary of $250,000 per year and states that Mr. Oliva is eligible to receive merit or promotional increases and to participate in other benefit and incentive programs we may offer. For 2004, Mr. Oliva's salary and car allowance totaled $309,000, and his bonus was $94,000.

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

     RANDOLPH D. FOOTE

         On July 2, 2001, we entered into an employment agreement with Randolph
D. Foote at an initial annual salary of $130,000 and with an initial term of three years. For 2004, Mr. Foote's salary and car allowance totaled $174,000, and his bonus was $40,000. The agreement automatically renewed for a one-year term on July 2, 2004 and is scheduled to automatically renew for one additional one-year term on July 2, 2005. Mr. Foote is to act as Senior Vice President and Chief Financial Officer and is to perform additional services as may be approved by our board of directors.

         If the board of directors makes a substantial addition to or reduction of Mr. Foote's duties, Mr. Foote may resign upon written notice given within 30 days of the change in duties. Within 30 days after the effective date of a resignation under these circumstances, we will be obligated to pay to Mr. Foote the value of one year of his annual salary within 30 days after the effective date of the resignation.

         If we terminate Mr. Foote for cause, our obligation to pay any further compensation, severance allowance, or other amounts payable under the agreement terminates on the date of termination. If we terminate Mr. Foote without cause (including by ceasing our operations due to bankruptcy or by our general inability to meet our obligations as they become due), we must provide him with 60 days' prior written notice. Mr. Foote will be entitled to be paid his annual salary through the expiration of the then current renewal period, and to be paid all other amounts payable under the agreement.

         We may terminate the agreement upon 30 days' written notice in the event of a merger or reorganization in which our stockholders immediately prior to the merger or reorganization receive less than 50% of the outstanding voting shares of the successor corporation and in the event of a sale of all or substantially all of our assets or a sale, exchange or other disposition of two-thirds or more of our outstanding capital stock. If Mr. Foote is terminated without cause within two years following a change of control, then:

         o Mr. Foote will be entitled to be paid in installments or, at his election in a lump sum within 30 days after termination, his annual salary and other amounts payable under the agreement through the expiration of the then current renewal period plus one additional year;

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

     GRAHAM JEFFERIES

         On July 2, 2001, we entered into an employment agreement with Graham Jefferies at an initial annual salary of 100,000 British pounds sterling (approximately $141,000 at the then current exchange rates) and with an initial term of three years. For 2004, Mr. Jefferies' salary and car allowance totaled approximately 130,000 British pounds sterling (approximately $237,000 at the exchange rates applicable during 2004) and his bonus was 37,000 British pounds sterling (approximately $71,000 at the exchange rate in effect at December 31, 2004). The agreement automatically renewed for a one-year term on July 2, 2004 and is scheduled to automatically renew for one additional one-year term on July 2, 2005. Mr. Jefferies is to act as Managing Director of XCEL Corporation, Ltd. and as Executive Vice President and Chief Operating Officer of our Telecom Group and is to perform additional services as may be approved by our board of directors. He was appointed as Chief Operating Officer of Emrise in January 2005. This agreement replaced a substantially similar agreement that had been effective since May 1, 1998.

         If the board of directors makes a substantial addition to or reduction of Mr. Jefferies' duties, Mr. Jefferies may resign upon written notice given within 30 days of the change in duties. Within 30 days after the effective date of a resignation under these circumstances, we will be obligated to pay to Mr. Jefferies the value of one year of his annual salary within 30 days after the effective date of the resignation.

         If we terminate Mr. Jefferies for cause, our obligation to pay any further compensation, severance allowance, or other amounts payable under the agreement terminates on the date of termination. If we terminate Mr. Jefferies without cause (including by ceasing our operations due to bankruptcy or by our general inability to meet our obligations as they become due), we must provide him with 60 days' prior written notice. Mr. Jefferies will be entitled to be paid his annual salary through the expiration of the then current renewal period plus one additional year, and to be paid all other amounts payable under the agreement.

         We may terminate the agreement upon 30 days' written notice in the event of a merger or reorganization in which our stockholders immediately prior to the merger or reorganization receive less than 50% of the outstanding voting shares of the successor corporation and in the event of a sale of all or substantially all of our assets or a sale, exchange or other disposition of two-thirds or more of our outstanding capital stock. If Mr. Jefferies is terminated without cause within two years following a change of control, then:

         o Mr. Jefferies will be entitled to be paid in installments or, at his election in a lump sum within 30 days after termination, his annual salary and other amounts payable under the agreement through the expiration of the current renewal period plus one additional year;

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

BOARD COMMITTEES

         Our board of directors currently has an audit committee, a compensation committee and a nominating committee. Our board of directors has determined that Robert Runyon, Otis Baskin and Laurence Finnegan, each of whom is a member of one or more of these committees, are "independent" as defined in NASD Marketplace Rule 4200(a)(15) and that Messrs. Finnegan and Baskin meet the other criteria contained in NASD Marketplace Rule 4350 relating to audit committee members.

         The audit committee selects our independent auditors, reviews the results and scope of the audit and other services provided by our independent auditors, and reviews our financial statements for each interim period and for our year end. From June 26, 1999 to March 21, 2004, this committee consisted of Laurence Finnegan. Since March 22, 2004, this committee has consisted of Mr. Finnegan, who serves as chairman, and Otis Baskin. The audit committee operates pursuant to a charter approved by our board of directors and audit committee. Our board of directors has determined that Mr. Finnegan is an "audit committee financial expert."

         The compensation committee is responsible for establishing and administering our policies involving the compensation of all of our executive officers and establishing and recommending to our board of directors the terms and conditions of all employee and consultant compensation and benefit plans. Our entire board of directors also may perform these functions with respect to our employee stock option plans. Since June 26, 1999, this committee has consisted of Messrs. Runyon and Finnegan. The compensation committee operates pursuant to a charter approved by our board of directors and compensation committee.

         The nominating committee selects nominees for the board of directors. Beginning in and since 2000, the nominating committee has consisted of Mr. Runyon. There is one vacancy on the nominating committee. The nominating committee utilizes a variety of methods for identifying and evaluating nominees for director, including candidates that may be referred by stockholders. Stockholders that desire to recommend candidates for the board for evaluation may do so by contacting Emrise in writing, identifying the potential candidate and providing background information. Candidates may also come to the attention of the nominating committee through current board members, professional search firms and other persons. The nominating committee operates pursuant to a charter approved by our board of directors and Nominating Committee.

COMPENSATION OF DIRECTORS

         During 2004, each non-employee director was entitled to receive $1,000 per month as compensation for his services. In addition, since November 1, 2002, each board member chairing a standing committee has been entitled to receive $500 per month as compensation for his services. We reimburse all directors for out-of-pocket expenses incurred in connection with attendance at board and committee meetings. We may periodically award options or warrants to our directors under our existing option and incentive plans. On February 24, 2004, we granted to each of Messrs. Runyon and Finnegan an option to purchase up to 30,000 shares of our common stock at an exercise price of $1.00 per share. The options vest in two equal installments on February 24, 2005 and February 24, 2006. In addition, we granted to Mr. Baskin, our newly-appointed non-employee director, an option to purchase up to 50,000 shares of our common stock upon the same terms as the options granted to the other two non-employee directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         No member of the board of directors has a relationship that would constitute an interlocking relationship with executive officers and directors of another entity. During 2004, Mr. Oliva made salary recommendations to our compensation committee regarding salary increases for key executives.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

BENEFICIAL OWNERSHIP TABLE

         The following table sets forth information with respect to the beneficial ownership of our common stock as of March 22, 2005, the date of the table, by:

         o each person known by us to beneficially own more than 5% of the outstanding shares of our common stock;

         o        each of our directors;

         o each of the executive officers named in the summary compensation table contained in the "Management" section of this report; and

         o        all of our directors and executive officers as a group.

         Beneficial ownership is determined in accordance with the rules of the Commission, and includes voting or investment power with respect to the securities. To our knowledge, except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Except as indicated in the discussion of contractual beneficial ownership limitations below and except as indicated in the footnotes to the principal stockholders table below, shares of common stock underlying derivative securities, if any, that currently are exercisable or convertible or are scheduled to become exercisable or convertible for or into shares of common stock within 60 days after the date of the table are deemed to be outstanding in calculating the percentage ownership of each listed person or group but are not deemed to be outstanding as to any other person or group. Percentage of beneficial ownership is based on 37,384,708 shares of common stock outstanding as of the date of the table.

         The investor warrants beneficially owned by The Pinnacle Fund, L.P., JLF Asset Management, LLC, Jefrrey L. Feinberg and JLF Offshore Fund, Ltd. contain provisions limiting the exercise of the warrants to the extent necessary to insure that following the exercise, the total number of shares of common stock then beneficially owned by the warrant holder and its affiliates and others whose beneficial ownership would be aggregated with the holder's for purposes of Section 13(d) of the Exchange Act does not exceed 9.999% of the total number of then issued and outstanding shares of our common stock (including for such purpose the shares of common stock issuable upon such exercise or call). The 9.999% beneficial ownership limitation may not be waived. However, the beneficial ownership limitation does not preclude a holder from exercising a warrant and selling the shares underlying the warrant in stages over time where each stage does not cause the holder and its affiliates to beneficially own shares in excess of the limitation amount. As a result of the beneficial ownership limitations, the numbers of shares shown in the table as beneficially owned by certain of the named beneficial owners may have been reduced as described in the footnotes to the table.

         The address of each of the following stockholders, unless otherwise indicated in the footnotes to the table, is c/o Emrise Corporation, 9485 Haven Avenue, Suite 100, Rancho Cucamonga, California 91730. Messrs. Oliva, Runyon, Finnegan and Baskin are directors of Emrise. Messrs. Oliva, Jefferies and Foote are executive officers of Emrise.

                                                                                AMOUNT AND NATURE           PERCENT
NAME OF BENEFICIAL OWNER                                   TITLE OF CLASS     OF BENEFICIAL OWNERSHIP       OF CLASS
------------------------------------------------------   -----------------   -------------------------   -------------
Carmine T. Oliva......................................         Common                1,320,305(1)             3.52%
Robert B. Runyon......................................         Common                  346,146(2)                *
Laurence P. Finnegan, Jr..............................         Common                  210,171(2)                *
Otis W. Baskin........................................         Common                   25,000(3)                *
Graham T. Jefferies...................................         Common                  167,276(4)                *
Randolph D. Foote.....................................         Common                  102,500(5)                *
The Pinnacle Fund, L.P................................         Common                3,125,000(6)             8.22%
JLF Asset Management, LLC and Jeffrey L. Feinberg.....         Common                3,779,136(7)             9.999%
JLF Offshore Fund, Ltd................................         Common                2,120,409(8)             5.62%
Marathon Capital Management, LLC                               Common                2,057,100(9)             5.50%
All executive officers and directors as a group
  (6 persons).........................................         Common                2,171,398(10)            5.69%

-------------------
*     Less than 1.00%
(1) Includes 81,889 shares held individually by Mr. Oliva's spouse, and 166,000 shares underlying options.
(2)   Includes 166,000 shares underlying options.
(3)   Represents shares underlying options.
(4)   Includes 164,000 shares underlying options.
(5)   Includes 97,500 shares underlying options.
(6) Includes 625,000 shares underlying a warrant. Power to vote or dispose of the shares is held by Barry M. Kitt, as sole member of Pinnacle Fund Management, LLC, which entity is the general partner of Pinnacle Advisers, L.P., which entity is the general partner of The Pinnacle Fund, L.P. The address for Mr. Kitt is c/o The Pinnacle Fund, L.P., 4965 Preston Park, Blvd., Suite 240, Plano, TX 75093.
(7) Includes an aggregate of 3,368,700 outstanding shares held by JLF Offshore Fund, Ltd., JLF Partners I, L.P., Guggenheim Portfolio Company XXVIII, and JLF Partners II, L.P., and an aggregate of 410,436 shares underlying warrants held by those four entities. Due to a contractual 9.999% beneficial ownership limitation that cannot be waived, excludes 289,564 shares underlying warrants held by those four entities. If the beneficial ownership limitation were disregarded, JLF Asset Management, LLC and Mr. Feinberg would have beneficially owned 10.68% of the shares of our common stock outstanding as of the date of the table. Power to vote or dispose of the shares is held by Jeffrey L. Feinberg, as managing member of JLF Asset Management, LLC, which entity is investment manager of the four entities named in the preceding sentence. The address for Mr. Feinberg is c/o JLF Asset Management, LLC, 2775 Via de la Valle, Suite 204, Del Mar, CA 92014.
(8) Includes 364,750 shares underlying a warrant. Power to vote or dispose of the shares is held by Jeffrey L. Feinberg, as managing member of JLF Asset Management, LLC, which entity is investment manager of JLF Offshore Fund, Ltd. See footnote (7) above for information regarding JLF Asset Management, LLC.
(9) Based on information included by Marathon Capital Management, LLC ("Marathon") in a Schedule 13G for January 13, 2005. Marathon reported that it holds sole voting power over 125,000 shares and sole disposal power over 2,057,100 shares. The Schedule 13G was executed by James G. Kennedy, as President of Marathon. The address for Marathon is P.O. Box 771, Hunt Valley, MD 21030.
(10) Includes 784,500 shares underlying options and 81,889 outstanding shares held individually by Mr. Oliva's wife.

EQUITY COMPENSATION PLAN INFORMATION

         The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2004.

                                                                                              NUMBER OF SECURITIES
                                                                                             REMAINING AVAILABLE FOR
                                                                                              FUTURE ISSUANCE UNDER
                                       NUMBER OF SECURITIES TO       WEIGHTED-AVERAGE          EQUITY COMPENSATION
                                       BE ISSUED UPON EXERCISE       EXERCISE PRICE OF          PLANS (EXCLUDING
                                       OF OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,      SECURITIES REFLECTED IN
PLAN CATEGORY                            WARRANTS AND RIGHTS        WARRANTS AND RIGHTS            COLUMN (a))
------------------------------------   -----------------------   ------------------------   -------------------------
                                                 (a)                        (b)                        (c)
Equity compensation plans approved
   by security holders                       2,133,256(1)                 $0.97                     1,131,302(2)
Equity compensation plans not
   approved by security holders                805,500(3)                 $0.87                            --
                                          ----------------          -----------------            ----------------
     Total                                   2,938,756                                              1,131,302

---------------
(1) Represents shares of common stock underlying options that are outstanding under our 1993 Stock Option Plan, our Employee Stock and Stock Option Plan, our 1997 Stock Incentive Plan and our Amended and Restated 2000 Stock Option Plan. The material features of these plans are described in Note 8 to our consolidated financial statements for the years ended December 31, 2003, 2002 and 2001.
(2) Represents shares of common stock available for issuance under options that may be issued under our Amended and Restated 2000 Stock Option
       Plan.
(3) Represents shares of common stock underlying warrants that are described in note 8 to our consolidated financial statements for the years ended December 31, 2004, 2003 and 2002.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         We are or have been a party to employment and compensation arrangements with related parties, as more particularly described above under the headings "Compensation of Executive Officers," "Employment Contracts and Termination of Employment and Change-in-Control Arrangements" and "Compensation of Directors."

         We have entered into an indemnification agreement with each of our directors and executive officers. The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.

         On January 5, 2005, we issued to 17 accredited record holders in a private offering an aggregate of 12,503,500 shares of our common stock at a purchase price of $1.44 per share and five-year investor warrants to purchase up to an additional 3,125,875 shares of our common stock at an exercise price of $1.73 per share. Each of The Pinnacle Fund, L.P., JLF Offshore Fund, Ltd., JLF Asset Management, LLC (which entity is investment manager of four of the investors, including JLF Offshore Fund, Ltd.) and Jeffrey L. Feinberg (the managing member of JLF Asset Management, LLC), became a beneficial owner of more than 5% of our outstanding common stock at the closing of the offering.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The following table sets forth the aggregate fees billed to us by Grant Thornton LLP for professional services rendered for the years ended December 31, 2004 and 2003:

                    Fee Category                    2004              2003
                    ------------                    ----              ----

        Audit Fees                                 $449,000          $232,000
        Audit-Related Fees                            4,000                --
        Tax Fees                                    106,000            57,000
        All Other Fees                                   --             5,000
                                                ------------      ------------

                 Total                             $559,000          $294,000

         AUDIT FEES. Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Grant Thornton LLP in connection with statutory and regulatory filings or engagements. Audit fees increased due to the audit work required to provide assurance on the Larus Corporation financial statements, to expand audit work required on internal controls, and the higher value of the British pounds sterling and the euro when those expenses are converted to United States dollars for this report in 2004 as compared to 2003.

         AUDIT-RELATED FEES. Audit-related fees during 2004 relate to due diligence procedures in connection with the Larus Corporation acquisition. There were no audit-related fees during 2003.

         TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, tax audit defense, customs and duties, mergers and acquisitions, and international tax planning.

         ALL OTHER FEES. Consists of fees for products and services other than the services reported above. In fiscal 2004, no such other fees were incurred. In fiscal 2003, these services include assistance regarding the change in the name of CXR, S.A. to CXR-AJ and other miscellaneous services.

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

                                        EMRISE CORPORATION AND SUBSIDIARIES

                           INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


                                                                                                               Page
                                                                                                               ----
Financial Statements
--------------------

Report of Independent Registered Public Accounting Firm.....................................................    F-2

Consolidated Balance Sheets as of December 31, 2004 and 2003................................................    F-3

Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002..................    F-4

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2004,
    2003 and 2002...........................................................................................    F-5

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2004,
    2003 and 2002...........................................................................................    F-6

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003
    and 2002................................................................................................    F-7

Notes to Consolidated Financial Statements for the Years Ended December 31, 2004, 2003
    and 2002................................................................................................    F-9

Financial Statement Schedule
----------------------------

Consolidated Schedule II Valuation and Qualifying Accounts for the Years Ended
    December 31, 2004, 2003 and 2002........................................................................   F-37


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
and Stockholders of Emrise Corporation

We have audited the accompanying consolidated balance sheets of Emrise Corporation, a Delaware corporation, as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emrise Corporation as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated Schedule II for the years ended December 31, 2004, 2003 and 2002 is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.


/S/ GRANT THORNTON LLP

Los Angeles, California
March 11, 2005, except for Note 17,
  as to which the date is March 18, 2005

                                    EMRISE CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                                        DECEMBER 31, 2004 AND 2003
                            (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                 2004             2003
                                                                             ------------     ------------
ASSETS (Notes 5 and 6)
Current assets:
   Cash and cash equivalents                                                 $     1,057      $     1,174
   Accounts receivable, net of allowance for doubtful accounts
     of $153 and $161, respectively                                                5,796            5,393
   Inventories (Note 2)                                                            6,491            6,683
   Deferred tax assets (Note 9)                                                      352              146
   Prepaid and other current assets                                                  417              409
                                                                             ------------     ------------
Total current assets                                                              14,113           13,805
Property, plant and equipment, net (Note 3)                                          909              322
Goodwill, net of accumulated amortization of $1,084 and $1,070 in 2004
   and 2003, respectively (Notes 4 and 15)                                         5,881            2,447
Intangible assets other than goodwill, net of accumulated amortization
   of $40                                                                          3,560               --
Other assets                                                                         623              595
                                                                             ------------     ------------
                                                                             $    25,086      $    17,169
                                                                             ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Borrowings under lines of credit (Note 5)                                 $       878      $     2,882
   Current portion of long-term debt (Note 6)                                        211              316
   Notes payable to stockholders, current portion (Note 16)                          500               --
   Accounts payable                                                                3,398            1,637
   Income taxes payable                                                              572              413
   Accrued expenses (Note 7)                                                       3,014            2,861
                                                                             ------------     ------------
Total current liabilities                                                          8,573            8,109
Long-term debt, less current portion (Note 6)                                        985              819
Notes payable to stockholders, less current portion (Note 16)                      2,250               --
Deferred income taxes                                                              1,400               --
Other liabilities                                                                    969              325
                                                                             ------------     ------------
Total liabilities                                                            $    14,177      $     9,253

Commitments and contingencies (Notes 11 and 17)

Stockholders' equity (Note 8):
   Preferred stock, authorized 10,000,000 shares;
     Convertible Series B Preferred Stock, $0.01 par value, issued and outstanding zero shares and 1,000 shares at December 31, 2004 and
       2003, respectively (aggregate liquidation preference of $0 and $4
       at December 31, 2004 and 2003, respectively)                                   --                4
   Common stock, $0.0033 par value. Authorized 50,000,000 shares; issued and outstanding 24,777,000 shares and 23,476,000 shares in 2004 and
     2003, respectively                                                               82               77
   Additional paid-in capital                                                     26,746           25,613
   Accumulated deficit                                                           (16,406)         (17,886)
   Accumulated other comprehensive income                                            487              108
                                                                             ------------     ------------
Total stockholders' equity                                                        10,909            7,916
                                                                             ------------     ------------
                                                                             $    25,086      $    17,169
                                                                             ============     ============


                              See accompanying notes to financial statements.

                                    EMRISE CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                               YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                2004              2003              2002
                                           -------------     -------------     -------------
Net sales (Note 12)                        $     29,861      $     25,519      $     22,664
Cost of sales                                    16,146            14,835            14,147
                                           -------------     -------------     -------------
Gross profit                                     13,715            10,684             8,517
Operating expenses:
   Selling, general and administrative           10,226             7,812             7,731
   Engineering and product development            1,521               951             1,015
                                           -------------     -------------     -------------
Income (loss) from operations                     1,968             1,921              (229)
Other income (expense):
   Interest expense                                (433)             (416)             (441)
   Other income (expense), net                       (6)              (58)               80
                                           -------------     -------------     -------------
Income (loss) before income taxes                 1,529             1,447              (590)
Income tax expense (benefit) (Note 9)                49               286               (20)
                                           -------------     -------------     -------------
Net income (loss)                          $      1,480      $      1,161      $       (570)
                                           =============     =============     =============

Basic earnings (loss) per share            $       0.06      $       0.05      $      (0.03)
                                           =============     =============     =============
Diluted earnings (loss) per share
                                           $       0.06      $       0.05      $      (0.03)
                                           =============     =============     =============


                              See accompanying notes to financial statements.

                           EMRISE CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                       YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                      (IN THOUSANDS)


                                                  2004            2003            2002
                                               -----------    -----------     -----------
Net income (loss)                              $    1,480     $    1,161      $     (570)
Other comprehensive income:
   Foreign currency translation adjustment            379            705             446
                                               -----------    -----------     -----------
Comprehensive Income (loss)                    $    1,859     $    1,866      $     (124)
                                               ===========    ===========     ===========


                     See accompanying notes to financial statements.

                                                 EMRISE CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                            YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                                           (IN THOUSANDS)


                                                 Series B
                                                Convertible                                                Accumulated
                                              Preferred Stock      Common Stock    Additional                Other
                                              ---------------      ------------     Paid-in   Accumulated  Comprehensive
                                             Shares     Amount    Shares   Amount   Capital     Deficit    Income (Loss)    Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                   150    $    938    20,671   $    68   $24,358   $(18,459)   $    (1,043)   $   5,862
Preferred Series B conversions                 (86)       (538)      864         3       535         --             --           --
Accretion of redeemable preferred stock         --          --        --        --        --        (13)            --          (13)
Warrants issued for services                    --          --        --        --         6         --             --            6
Common stock issued for services                --          --        --        --         1         --             --            1
Foreign currency translation adjustment         --          --        --        --        --         --            446          446
Net loss                                        --          --        --        --        --       (570)            --         (570)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                    64         400    21,535        71    24,900    (19,042)          (597)       5,732
Preferred Series A conversions                  --          --     1,263         4       283         --             --          287
Preferred Series B conversions                 (63)       (396)      635         2       395         (1)            --           --
Foreign currency translation adjustment         --          --        --        --        --         --            705          705
Accretion of redeemable preferred stock         --          --        --        --        --         (4)            --           (4)
Warrants issued for services                    --          --        --        --        19         --             --           19
Exercise of warrants and options                --          --        43        --        16         --             --           16
Net income                                      --          --        --        --        --      1,161             --        1,161
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003                     1           4    23,476        77    25,613    (17,886)           108        7,916
Preferred Series B conversions                  (1)         (3)        3        --         3         --             --           --
Preferred Series B redemption                   --          (1)       --        --        --         --             --           (1)
Stock options exercised                         --          --        19        --         5         --             --            5
Foreign currency translation adjustment         --          --        --        --        --         --            379          379
Stock issued for Larus acquisition              --          --     1,214         4       996         --             --        1,000
Warrants exercised                              --          --        65         1        19         --             --           20
Warrants issued for services                    --          --        --        --        38         --             --           38
Value of warrants issued to acquire Larus       --          --        --        --        72         --             --           72
Net income                                      --          --        --        --        --      1,480             --        1,480
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2004                    --          --    24,777   $    82   $26,746   $(16,406)   $       487    $  10,909
====================================================================================================================================

                                           See accompanying notes to financial statements.

                                              EMRISE CORPORATION AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                                         (IN THOUSANDS)


                                                                                    2004              2003             2002
                                                                                ------------     ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $     1,480      $     1,161       $      (570)
   Adjustments to reconcile net income (loss) to cash provided by (used in)
     operating activities:
       Depreciation and amortization                                                    287              249               349
       Deferred taxes                                                                  (206)             146                --
       Provision for doubtful accounts                                                   --               61               118
       Provision for inventory obsolescence                                           1,116              924               438
       Gain on sale of property, plant and equipment                                     --                1                (9)
       Stock and warrants issued for services                                            38               19                 7
   Changes in operating assets and liabilities net of businesses acquired:
     Accounts receivable                                                                289             (106)               22
     Inventories                                                                       (394)            (113)             (657)
     Prepaid and other assets                                                            23             (487)              219
     Accounts payable                                                                 1,414             (802)              114
     Accrued expenses and other liabilities                                            (163)             (14)             (688)
                                                                                -----------------------------------------------
Cash provided by (used in) operating activities                                       3,884            1,039              (657)
                                                                                -----------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net purchases of property, plant and equipment                                      (724)             (63)             (193)
   Cash received from sale of property, plant and equipment                               8               13                --
   Cash collected on notes receivable                                                    --               12                17
   Cash paid for acquisition of Larus net of cash acquired                           (1,492)              --                --
                                                                                -----------------------------------------------
Cash used in investing activities                                                    (2,208)             (38)             (176)
                                                                                -----------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net repayments of current notes payable                                           (2,004)            (593)             (138)
   Repayments of long-term debt                                                        (250)            (110)              (68)
   Proceeds from long-term debt                                                          65               --                --
   Cash from warrant/option exercise                                                     25               16                --
                                                                                -----------------------------------------------
Cash used in financing activities                                                    (2,164)            (687)             (206)
                                                                                -----------------------------------------------

Effect of exchange rate changes on cash                                                 371              606               689
Net increase (decrease) in cash and cash equivalents                                   (117)             920              (350)
Cash and cash equivalents at beginning of year                                        1,174              254               604
                                                                                -----------------------------------------------
Cash and cash equivalents at end of year                                        $     1,057      $     1,174       $       254
                                                                                ===============================================


                                        See accompanying notes to financial statements.

                                        EMRISE CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                                  (IN THOUSANDS)


                                                                             2004           2003          2002
                                                                         -----------    -----------    -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
     Interest                                                            $      367     $      382     $      361
                                                                         =========================================
     Income taxes                                                        $      428     $       81     $       95
                                                                         =========================================
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING
   ACTIVITIES:
   Issuance of subordinated notes for Larus acquisition                  $    3,000     $       --     $       --
                                                                         =========================================
   Equipment acquired under capitalized lease                            $       --     $       --     $      143
                                                                         =========================================
   Common stock issued upon conversion of redeemable preferred stock     $        3     $      287     $       --
                                                                         =========================================
   Accretion of redeemable preferred stock                               $       --     $        4     $       13
                                                                         =========================================
   Common stock issued to acquire Larus                                  $    1,000     $       --     $       --
                                                                         =========================================


                                  See accompanying notes to financial statements.

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

         Emrise Corporation (the "Company"), operates through three wholly-owned subsidiaries: XET Corporation ("XET"), CXR Larus Corporation ("CXR Larus"), and CXR Anderson Jacobson, formerly CXR, S.A. ("CXR-AJ"). XET Corporation and its subsidiaries design, develop, manufacture and market electronic components for defense, aerospace and industrial markets. CXR Larus and CXR-AJ design, develop, manufacture and market network access and transmission products and communications test equipment. CXR Larus also engages in the manufacture and sale of communication timing and synchronization products. The Company conducts its operations out of various facilities in the United States, France, the United Kingdom and Japan and organizes itself in two product line segments: electronic components and communications equipment.

BASIS OF PRESENTATION

         The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and each of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

         The Company derives revenues from sales of electronic components and communications equipment products and services. The Company's sales are based upon written agreements or purchase orders that identify the type and quantity of the item being purchased and the purchase price. The Company recognizes revenue when delivery of products has occurred or services have been rendered, no significant obligations remain on the Company's part, and collectibility is reasonably assured based on the Company's credit and collections practices and policies.

         The Company recognizes revenue from domestic sales of our electronic components and communications equipment at the point of shipment of those products. Product returns are infrequent and require prior authorization because the Company's sales are final and the Company quality tests its products prior to shipment to ensure they meet the specifications of the binding purchase orders under which they are shipped. Normally, when a customer requests and receives authorization to return a product, the request is accompanied by a purchase order for a replacement product.

         Revenue recognition for products and services provided by the Company's United Kingdom subsidiaries depends upon the type of contract involved. Engineering/design services contracts generally entail design and production of a prototype over a term of up to several years, with all revenue deferred until all services under the contracts have been completed. Engineering/design services were not significant in 2004, 2003 and 2002. Production contracts provide for a specific quantity of products to be produced over a specific period of time. Customers issue binding purchase orders for each suborder to be produced. At the time each suborder is shipped to the customer, the Company recognizes revenue relating to the products included in that suborder. Returns are infrequent and permitted only with prior authorization because these products are custom made to order based on binding purchase orders and are quality tested prior to shipment. Generally, these products carry a one-year limited parts and labor warranty. The Company does not offer customer discounts, rebates or price protection on these products.

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (CONTINUED)


         The Company recognizes revenue for products sold by its French subsidiary at the point of shipment. Customer discounts are included in the product price list provided to the customer. Returns are infrequent and permitted only with prior authorization because these products are shipped based on binding purchase orders and are quality tested prior to shipment. Generally, these products carry a two-year limited parts and labor warranty.

         Generally, the Company's electronic components, network access and transmission products and communication timing and synchronization products carry a one-year limited parts and labor warranty and our communications test instruments and the Company's European network access and transmission products carry a two-year limited parts and labor warranty. Products returned under warranty are tested and repaired or replaced at the Company's option. Historically, warranty repairs have not been material. The Company does not offer customer discounts, rebates or price protection on these products.

         Revenues from services such as repairs and modifications are recognized when the service has been completed and invoiced. For repairs that involve shipment of a repaired product, the Company recognizes repair revenues when the product is shipped back to the customer. Service revenues represented 5.7%, 3.1% and 2.5% of net sales in 2004, 2003 and 2002, respectively.

         Shipping and handling fees billed to customers totaled $18,000 for domestic operations for the year ended December 31, 2004. Such amounts were not significant for the years ended December 31, 2003 and 2002. Shipping and handling fees billed to international customers are included in net sales and totaled less than 1.0% of net sales for the years ended December 31, 2004, 2003 and 2002. Depending on the operating division, shipping and handling costs are included in cost of sales or selling, general and administrative expenses. Shipping costs included in selling, general and administrative expenses approximated $100,000 in each of the years ended December 31, 2004, 2003 and 2002.

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of all highly liquid investments with an original maturity of three months or less when purchased. As of December 31, 2004 and 2003, cash in foreign accounts was $1,035,000 and $535,000, respectively.

INVENTORIES

         The Company's finished goods electronic components inventories generally are built to order. The Company's communications equipment inventories generally are built to forecast, which requires us to produce a larger amount of finished goods in our communications equipment business so that the Company's customers can promptly be served. The Company's products consist of numerous electronic and other parts, which necessitates that we exercise detailed inventory management. The Company values its inventory at the lower of the actual cost to purchase or manufacture the inventory (first-in, first-out) or the current estimated market value of the inventory (net realizable value). The Company performs physical inventories at least once a year. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on its estimated forecast of product demand and production requirements for the next twelve months. Additionally, to determine inventory write-down provisions, the Company reviews product line inventory levels and individual items as necessary and periodically review assumptions about forecasted demand and market conditions. Any parts or finished goods that we determine are obsolete, either in connection with the physical

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (CONTINUED)


count or at other times of observation, are reserved for and subsequently discarded and written-off. Demand for the Company's products can fluctuate significantly. A significant increase in the demand for the Company's products could result in a short-term increase in the cost of inventory purchases, while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand.

         In addition, the communications equipment industry is characterized by rapid technological change, frequent new product development, and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Also, the Company's estimates of future product demand may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for excess and obsolete inventory. In the future, if the Company's inventory is determined to be overvalued, the Company would be required to recognize such costs in its cost of goods sold at the time of such determination. Likewise, if the Company's inventory is determined to be undervalued, the Company may have over-reported its costs of goods sold in previous periods and would be required to recognize additional operating income at the time of sale. Therefore, although the Company makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of the Company's inventory and its reported operating results.

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

         Buildings                                                50 years
         Machinery, equipment and fixtures                        3-7 years
         Leasehold improvements                                   5 years

         Maintenance and repairs are expensed as incurred, while renewals and betterments are capitalized. Research and development costs are expensed as incurred.

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

PRODUCT WARRANTY LIABILITIES

         Generally, the Company's electronic components, network access and transmission products and communication timing and synchronization products carry a one-year limited parts and labor warranty and the Company's communications test instruments and European network access and transmission

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (CONTINUED)


products carry a two-year limited parts and labor warranty. Products returned under warranty typically are tested and repaired or replaced at the Company's option. Historically, the Company has not experienced significant warranty costs or returns.

         The Company records in accrued expenses a liability for estimated costs that it expects to incur under its basic limited warranties when product revenue is recognized. Factors affecting the Company's warranty liability include the number of units sold, historical and anticipated rates of claim, and costs per claim. The Company periodically assesses the adequacy of its warranty liability accrual based on changes in these factors.

         The changes in the Company's product warranty liability during 2004 and 2003 were as follows:

                                                                       Year Ended December 31,
                                                                  -------------------------------
                                                                      2004              2003
                                                                  -------------------------------
Liability, beginning of year                                      $     79,000      $     32,000
Expense for new warranties issued                                       64,000            79,000
Expense related to accrual revision for prior year warranties               --                --
Warranty claims                                                        (79,000)          (32,000)
                                                                  -------------------------------
Liability, end of year                                            $     64,000      $     79,000
                                                                  ===============================

INCOME TAXES

         The Company uses the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Deferred income taxes are recognized based on the differences between financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the year and the change during the year in deferred tax assets and liabilities.

STOCK-BASED COMPENSATION

         The Company applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock-based compensation plans. Accordingly, no compensation cost is recognized for its employee stock option plans unless the exercise price of options granted is less than fair market value on the date of grant. The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Presentation and Disclosure."

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (CONTINUED)


         The following table sets forth the net income (loss), net income (loss) available for common stockholders and earnings (loss) per share amounts for the periods presented as if the Company had elected the fair value method of accounting for stock options:

                                                                 2004               2003              2002
                                                            --------------     --------------    -------------
Net income (loss):
   As reported                                              $   1,480,000      $   1,161,000     $   (570,000)
   Add: Stock-based compensation expense included in
     reported net income, net of related tax effect                    --                 --               --
   Deduct: Stock-based compensation expense determined
     under the fair value-based method                           (127,000)           (45,000)         (20,000)
                                                            --------------     --------------    -------------
   Pro forma                                                $   1,353,000      $   1,116,000     $   (590,000)
                                                            ==============     ==============    =============

Basic earnings (loss) per share:
   As reported                                              $        0.06      $        0.05     $      (0.03)
   Add: Stock-based compensation expense included in
     reported net income, net of related tax effect                    --                 --               --
   Deduct: Stock-based compensation expense determined
     under the fair value-based method                                 --                 --               --
                                                            --------------     --------------    -------------
   Pro forma                                                $        0.06      $        0.05     $      (0.03)
                                                            ==============     ==============    =============

Diluted earnings (loss) per share:
   As reported                                              $        0.06      $        0.05     $      (0.03)

   Add: Stock-based compensation expense included in
     reported net income, net of related tax effect                    --                 --               --
   Deduct: Stock-based compensation expensed determined
     under the fair value-based method                              (0.01)                --               --
                                                            --------------     --------------    -------------
   Pro forma                                                $        0.05      $        0.05     $      (0.03)
                                                            ==============     ==============    =============

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

EARNINGS (LOSS) PER SHARE

         Earnings (loss) per share is calculated according to SFAS No. 128, "Earnings Per Share." Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares outstanding during the year. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of the Company.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. This statement defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2004 and 2003, the fair value of all financial instruments approximated carrying value.

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

         The Company's accounts receivable result from sales to a broad customer base. The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. Accounts receivable are generally due within 30 days in the Company's U.S. operations and are stated net of allowance for doubtful accounts. Accounts outstanding for longer than the contractual payment terms are considered past due. Provisions for uncollectible accounts are made based on the Company's specific assessment of the collectibility of all past due accounts. Credit losses are provided for in the financial statements and consistently have been within management's expectations. Sales to various BAE Systems companies in the U.S. and Europe represented approximately 15%, 13% and 14% of the Company's total net revenues during 2004, 2003 and 2002, respectively.

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

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (CONTINUED)


transactions denominated in foreign currencies are translated at average exchange rates and included in operations. Such amounts are not material to the accompanying consolidated financial statements.

RECLASSIFICATIONS

         Certain reclassifications have been made to the prior years' financial statements to be consistent with the 2004 presentation.

(2)      INVENTORIES

         Inventories are summarized as follows as of December 31:

                                                   2004                 2003
                                               ------------         ------------

Raw materials                                  $ 3,222,000          $ 3,230,000
Work-in-process                                  1,280,000            1,963,000
Finished goods                                   1,989,000            1,490,000
                                               ------------         ------------
                                               $ 6,491,000          $ 6,683,000
                                               ============         ============

         Included in the amounts above are allowances for inventory obsolescence of $2,251,000 and $1,692,000 at December 31, 2004 and 2003, respectively.
Allowances for inventory obsolescence are recorded as necessary to reduce obsolete inventory to estimated net realizable value or to specifically reserve for obsolete inventory that the Company intends to dispose of. The inventory items identified for disposal at each year end are generally discarded during the following year.

(3)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following as of December 31:

                                                     2004               2003
                                                 ------------       ------------

Land and buildings                               $   390,000        $   365,000
Machinery, equipment and fixtures                  3,999,000          3,591,000
Leasehold improvements                               482,000            435,000
                                                 ------------       ------------
                                                   4,871,000          4,391,000
Accumulated depreciation                          (3,962,000)        (4,069,000)
                                                 ------------       ------------
                                                 $   909,000        $   322,000
                                                 ============       ============

(4)      GOODWILL AMORTIZATION AND IMPAIRMENT TESTING

         The Company initially applied SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. SFAS No. 142 disallows the amortization of goodwill and provides for impairment testing of goodwill carrying values on an annual basis or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In applying SFAS No. 142, the Company performed the transitional reassessment and impairment tests required as of January 1, 2002. At the time of adoption, the Company had $1,084,000 of accumulated amortization of goodwill. The Company performed its annual required tests of impairment as of December 31, 2004 for goodwill in the XCEL Corporation Ltd. and CXR Telcom division reporting units and as of June 30, 2004 for the goodwill within the Larus division reporting unit. No events or changes in circumstances occurred between annual tests that would have required an interim goodwill impairment test.

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (CONTINUED)


(5)      LINES OF CREDIT

         A summary of notes payable is as follows as of December 31:

                                                        2004             2003
                                                     -----------     -----------

Line of credit with a U.S. commercial lender         $  118,000      $1,077,000
Lines of credit with foreign banks                      760,000       1,805,000
                                                     -----------     -----------
                                                     $  878,000      $2,882,000
                                                     ===========     ===========

         The Company had a credit facility with Wells Fargo Business Credit, Inc. through June 2004. The facility provided for a revolving loan of up to $3,000,000 secured by the Company's inventory and accounts receivable and a term loan in the amount of $687,000 secured by the Company's machinery and equipment. On December 31, 2003, the interest rate was the prime rate (then 4.0%) plus 1% subject to a minimum interest charge of $13,500 per month. Due to the minimum interest charge, the effective interest rate the Company paid for this credit facility during 2003 was 20.3%. The balance outstanding at December 31, 2003 was $1,077,000 on the revolving loan and $114,000 on the term loan, and $238,000 of additional borrowings were available under the revolving loan. The credit facility contained restrictive financial covenants that were set by mutual agreement each year.

         On June 1, 2004, XET and CXR Larus, together with the Company acting as guarantor, obtained a credit facility from Wells Fargo Bank, N.A. for the Company's domestic operations. This facility is effective through July 1, 2005 and replaced the previous credit facility with Wells Fargo Business Credit, Inc. No prepayment penalty was due because the prior loan contract excluded from prepayment penalties loans replaced with new credit facilities from Wells Fargo Bank, N.A. Also, the new credit facility has no minimum interest but is subject to an unused commitment fee equal to 0.25% per annum, payable quarterly based on the average daily unused amount of the line of credit described in the following paragraph.

         The new credit facility provides a $3,000,000 revolving line of credit secured by accounts receivable, other rights to payment and general intangibles, inventories and equipment. Borrowings do not need to be supported by specific receivables or inventory balances unless aggregate borrowings under the line of credit and the term loan described in the following paragraph exceed $2,000,000 for 30 consecutive days (a "conversion event"). If a conversion event occurs, the line of credit will convert into a formula-based line of credit until the borrowings are equal to or less than $2,000,000 for 30 consecutive days. The formula generally provides that outstanding borrowings under the line of credit may not exceed an aggregate of 80% of eligible accounts receivable, plus 15% of the value of eligible raw material inventory, plus 30% of the value of eligible finished goods inventory. The interest rate is variable and is adjusted monthly based on the prime rate plus 0.5%. The prime rate at December 31, 2004 was 5.0%.

         The previous credit facility bore interest at the prime rate plus 1.0% and was subject to a $13,500 minimum monthly interest fee plus an unused commitment fee equal to 0.25% per annum. The average amount outstanding on the revolving portions of the previous and new credit facilities during 2004 was $1,035,000. The prime rate averaged approximately 4.25% in 2004. Therefore, the average annual interest cost on the new revolving line of credit was approximately $49,162 while the average annual interest cost on the prior revolving line of credit was approximately $162,000 due to the minimum interest rate charge of $13,500 per month.

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (CONTINUED)


         At December 31, 2004, the Company had a balance owing under the revolving credit line of $118,000, and had $1,882,000 of availability on the non-formula based portion of the credit line. The credit facility is subject to various financial covenants. Minimum debt service coverage ratio of each of XET and CXR Larus must be not less than 1.50:1.00 on a trailing four-quarter basis. "Debt service coverage ratio" equals net income plus depreciation plus amortization, minus non-financed capital expenditures, divided by current portion of long-term debt measured quarterly. Current ratio of each of XET and CXR Larus must be not less than 1.50:1.00, determined as of each fiscal quarter end. "Current ratio" is equal to total current assets divided by total current liabilities. Net income after taxes of each of XET and CXR Larus must be not less than $1.00 on an annual basis, determined as of the end of each quarter. Net profit after taxes of each of XET and CXR Larus must be not less than $1.00 in each fiscal quarter immediately following a fiscal quarter in which that entity incurred a net loss after taxes. Total liabilities divided by tangible net worth of the Company's domestic operations on a consolidated basis must not at any time be greater than 2.00:1.00, determined as of each fiscal quarter end. Tangible net worth of the Company and all of its subsidiaries on a consolidated basis must not at any time be less than $5,200,000, measured quarterly. "Total liabilities" equals current liabilities plus non-current liabilities, minus subordinated debt. "Tangible net worth" equals stockholders' equity plus subordinated debt, minus intangible assets.

         At December 31, 2004, the Company was in compliance with the covenants other than the debt-to-tangible net worth covenant for its domestic operations. The Company obtained a waiver of non-compliance as of December 31, 2004. The Company is currently engaged in discussions with Wells Fargo Bank, N.A. to amend the existing financial covenants effective as of the next measurement date of April 30, 2005. If the Company is unable to comply with the existing or revised covenants and is unable to obtain a waiver or amendment on reasonable terms, the amount outstanding on the line of credit would become due and payable and a default interest rate of prime plus 4.5% would apply. The facility expires in July 2005. The Company currently intends to seek renewal of the facility and believes that the bank will be amenable to renewing it. However, the Company believes it has sufficient funds available to repay the facility if it is unable to obtain a renewal of the facility.

         XPS, one of the Company's United Kingdom subsidiaries, has a credit facility with Venture Finance PLC, a subsidiary of the global Dutch ABN AMRO Holdings, N.V., that expires on November 12, 2005. Using the exchange rate in effect at December 31, 2004 for the conversion of British pounds sterling into United States dollars, the new facility is for a maximum of $2,865,000 and includes a $669,000 unsecured cash flow loan, a $153,000 term loan secured by XPS' fixed assets and the remainder of the loan is secured by XPS' accounts receivable and inventory. The interest rate is the base rate of Venture Finance PLC (4.75% at December 31, 2004) plus 2%, and is subject to a minimum rate of 4% per annum. There are no financial performance covenants applicable to this credit facility. At December 31, 2004 and 2003, the Company had balances owing under the United Kingdom revolving credit facility of $188,000 and $1,227,000, respectively.

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (CONTINUED)


         On April 8, 2003, CXR-AJ obtained a credit facility from IFN Finance, a subsidiary of ABN AMRO Holdings N.V. The credit line is for a maximum of $1,488,000, based on the exchange rate in effect at December 31, 2004 for the conversion of euros into United States dollars. The IFN Finance facility replaced several smaller credit lines. The IFN Finance facility is secured by CXR-AJ's accounts receivable and carries an annual interest rate of 1.6 percentage points above the French "T4M" rate. The French T4M rate was 2.04% as of December 31, 2004. Funds that become available under the new IFN Finance credit line as new accounts receivables develop have been used to retire the prior existing CXR-AJ credit facilities. At December 31, 2004 and 2003, the balances outstanding under the French credit line were $572,000 and $578,000, respectively. There are no financial performance covenants applicable to this credit facility.

(6)      LONG-TERM DEBT

         A summary of long-term debt follows as of December 31:

                                                                           2004             2003
                                                                       ------------     ------------
Term notes payable to commercial lender (a)                            $   184,000      $   114,000
Term notes payable to foreign banks (b)                                    833,000          871,000
Capitalized lease obligations (c)                                          179,000          150,000
                                                                       ------------     ------------
                                                                         1,196,000        1,135,000
Current portion                                                           (211,000)        (316,000)
                                                                       ------------     ------------
                                                                       $   985,000      $   819,000
                                                                       ============     ============

---------------
         (a) The Company's domestic credit facility with Wells Fargo Bank, N.A. provides for a term loan of $150,000 secured by equipment, amortizable over 36 months at a variable rate equal to the prime rate plus 1.5%. The term loan portion of the facility had a balance of $126,000 at December 31, 2004. Wells Fargo Bank, N.A. has also provided $300,000 of credit for the purchase of new capital equipment when needed, of which a balance of $58,000 was outstanding at December 31, 2004. The capital equipment loans are amortized over five years and bear interest at the bank's 30-day LIBOR rate plus 4%. As of December 31, 2003, the term notes totaling $114,000 were with the bank's financing subsidiary at the prime rate plus 1%, subject to a minimum interest charge of $13,500 included with the revolving loan.

         (b) The Company has agreements with several foreign banks that include term borrowings that mature at various dates through 2007. Interest rates on the borrowings bear interest at rates ranging from 3.25% to 6.75% and are payable in monthly installments. The balances by country of origination at December 31, 2004 were: United Kingdom - $715,000; France - $62,000; and Japan - $56,000. At December 31, 2003, the
                  balances by country of origination were: United Kingdom - $719,000; France - $79,000; and Japan - $73,000.

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (CONTINUED)


                  The United Kingdom term loan requires payments of $13,440 per quarter, is due and payable in total in 2006, carries an interest rate equal to the lender's base rate (4.75% at December 31, 2004 plus 2% (subject to a minimum rate of 4% per annum), is secured by $316,000 of fixed assets of XCEL Power Systems, Ltd. and is not subject to financial performance covenants.

                  The term loans in France had aggregate balances of $62,000 and $79,000 at December 31, 2004 and 2003, respectively, and are composed of several small loans payable over 36 to 60 months that are secured by the assets of the local subsidiary, bear annual interest rates ranging from 5.2% to 7.0% and are not subject to financial performance covenants.

                  The term loan in Japan is a five-year amortizable loan that commenced in November 2002 and had balances of $56,000 and $73,000 as of December 31, 2004 and 2003, respectively, carries an annual fixed interest rate of 3.25%, is secured by the Japanese subsidiary's assets and is not subject to financial performance covenants.

         (c) Capitalized lease obligations are calculated using interest rates appropriate at the inception of the lease and range from 6% to 18%. Leases are amortized over the lease term using the effective interest method. The leases all contain bargain purchase options and expire at various dates through December 31, 2017.

         Principal maturities related to long-term debt as of December 31, 2004 are as follows:

                      Year Ending December 31,                       Amount
                      ------------------------                       ------
                                2005                              $   211,000
                                2006                                  828,000
                                2007                                   97,000
                                2008                                   25,000
                                2009                                   18,000
                        2010 and thereafter                            17,000
                                                                  ------------
                               Total                              $ 1,196,000
                                                                  ============

         CXR-AJ has term loans with Banc National de Paris and Sogelease with aggregate balances that totaled $62,000 and $128,000 as of December 31, 2004 and 2003, respectively.

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (CONTINUED)


(7)      ACCRUED EXPENSES

         Accrued expenses as of December 31 consisted of the following (in thousands):

                                                 2004         2003
                                               ---------   ---------

         Accrued salaries                      $    805    $    593
         Accrued payroll taxes and benefits         491         388
         Advance payments from customers             77         656
         Other accrued expenses                   1,641       1,224
                                               ---------   ---------
         Total accrued expenses                $  3,014    $  2,861
                                               =========   =========

         No other individual item represented more than 5% of total current liabilities.

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

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (CONTINUED)


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

         The following table shows activity in the outstanding options for the years ended December 31, 2004, 2003 and 2002:

                                              2004                      2003                       2002
                                    ------------------------  -------------------------  --------------------------
                                                   Weighted                  Weighted                     Weighted
                                                   Average                   Average                      Average
                                        2004       Exercise       2003       Exercise        2002         Exercise
                                       Shares       Price        Shares       Price         Shares         Price
                                    -----------  -----------  -----------  ------------  ------------  ------------
Outstanding at beginning of year     1,729,000       $0.96     1,432,000       $1.11       1,718,000        $1.34
Granted                                424,000       $0.96       344,000       $0.35          50,000        $0.32
Exercised                              (19,000)      $0.33       (28,000)      $0.24              --           --
Forfeited                               (1,000)      $3.44       (19,000)      $2.21        (336,000)       $1.37
--------------------------------    -----------               -----------                 -----------   -----------
Outstanding at end of year           2,133,000       $0.97     1,729,000       $0.96       1,432,000        $1.11
                                    ===========               ===========                 ===========   ===========

         The following table summarizes information with respect to stock options at December 31, 2004:

                                    Options                                              Options Exercisable
                     ---------------------------------------                       -------------------------------
                          Number           Weighted Average          Weighted           Number           Weighted
   Range of            Outstanding            Remaining              Average          Exercisable        Average
   Exercise            December 31,        Contractual Life          Exercise         December 31,       Exercise
    Price                 2004                 (Years)                Price              2004             Price
------------------   ---------------   ---------------------   -----------------   ----------------   ------------
$0.20 to $1.00           1,441,000               7.11                  $0.54            1,017,000          $0.36
$1.01 to $2.00             676,000               0.42                   1.83              676,000           1.83
$3.01 to $4.00              16,000               1.40                   3.22               16,000           3.22
                     ---------------   ---------------------   -----------------   ----------------   ------------
                         2,133,000               4.95                  $0.97            1,709,000          $0.97
                     ===============   =====================   =================   ================   ============

         The fair value of options granted during 2004 was $337,000, at a weighted average value of $0.97 per share. The fair value of options granted during 2003 was $42,000, at a weighted average value of $0.12 per share. The fair values of options granted during 2002 was $13,000 at a weighted average value of $0.26 respectively.

         If the Company had instead elected the fair value method of accounting for stock-based compensation, compensation cost would be accrued at the estimated fair value of all stock option grants over the service period, regardless of later changes in stock prices and price volatility. The fair value at date of grant for options granted in 2004, 2003 and 2002 has been estimated based on a Black-Scholes pricing model with the following assumptions: no dividend yield; expected volatility of 92% to 107% in 2004, 92% in 2003 and 92% in 2002; risk-free interest rate of 3.0% to 4.25%; and average expected lives of seven years.

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (CONTINUED)


         The board of directors has also authorized the issuance of common stock purchase warrants to certain officers, directors, stockholders, key employees and other parties as follows:

                                                                                            Warrant Price
                                                                     Number        ---------------------------------
                                                                    of Shares          Per Share          Total
                                                                 ----------------- ---------------- ----------------
Balance outstanding at December 31, 2001                            1,972,000      $0.25 to $2.50     $ 1,374,000
Warrants issued                                                       120,000           $0.50              60,000
Warrants expired/forfeited                                         (1,688,000)     $0.25 to $1.73      (1,161,000)
                                                                 ---------------------------------------------------
Balance outstanding at December 31, 2002                              404,000      $0.25 to $2.50         273,000
Warrants issued                                                       401,000       $.75 to $1.00         325,000
Warrants expired/forfeited                                           (138,000)          $0.66             (91,000)
Warrants exercised                                                    (14,000)          $0.66              (9,000)
                                                                 ---------------------------------------------------
Balance outstanding at December 31, 2003                              653,000      $0.25 to $2.50         498,000
                                                                 ---------------------------------------------------
Warrants issued                                                       250,000      $0.85 to $1.30         299,000
Warrants expired/forfeited                                            (32,000)          $2.50             (80,000)
Warrants exercised                                                    (65,000)     $0.25 to $0.31         (17,000)
                                                                 ---------------------------------------------------
Balance outstanding at December 31, 2004                              806,000      $0.31 to $1.30     $   698,000
                                                                 ===================================================

         During 2004, the Company issued warrants to purchase up to 250,000 shares of common stock at exercise prices ranging from of $0.85 to $1.30 per share in consideration for services rendered or to be rendered and in connection with the acquisition of Larus Corporation. The estimated value of the warrants issued for services rendered was $38,000 and was calculated using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 2.5% to 3.25%, expected life of 3 years, no dividend yield, and an expected volatility of 107%. The estimated value of the warrants issued in connection with the acquisition of Larus Corporation was $72,526 and was calculated using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 3.25%, expected life of three years, no dividend yield, and an expected volatility of 107.19%.

         During 2003, the Company issued warrants to purchase up to 300,000 shares of common stock at the exercise price of $0.75 and 101,000 shares at the exercise price of $1.00. The Company issued the warrants for services rendered or to be rendered. The estimated value of the warrants was $19,000 and was calculated using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 1.6%, expected lives of 3 years, no dividend yield and an expected volatility of 84.8%.

         During 2002, the Company issued warrants to purchase up to 120,000 shares of common stock at an exercise price of $0.50 per share. The Company issued the warrants to a former executive of the Company as compensation for services rendered. The estimated value of the warrants was $6,000 and was calculated using the Black-Scholes pricing model with the following assumptions: no dividend yield; expected volatility of 92%; a risk-free interest rate of 3.75%; and a contractual life of 3 years. Also, during 2002 the Company issued 5,000 shares of common stock in consideration for services rendered. The stock was valued at $1,000 on the date of issuance and, accordingly, the Company recorded a $1,000 expense.

         As of December 31, 2004, the Company was authorized to issue 50,000,000 shares of common stock. As of that date, the Company had 24,777,000 shares of common stock outstanding and 2,938,756 shares of common stock that could become issuable pursuant to the exercise of outstanding stock options and warrants.

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (CONTINUED)


         As described in Note 17, the Company issued shares of common stock and warrants to purchase shares of common stock in a private offering on January 5, 2005.

DIVIDENDS

         No dividends on the Company's common stock have been paid to date. The Company's line of credit with Wells Fargo Bank, N.A. prohibits the payment of cash dividends on the Company's common stock. The Company currently intends to retain future earnings to fund the development and growth of its business and, therefore, does not anticipate paying cash dividends on its common stock within the foreseeable future. Any future payment of dividends on the Company's common stock will be determined by the Company's board of directors and will depend on the Company's financial condition, results of operations, contractual obligations and other factors deemed relevant by the Company's board of directors.

(9)      INCOME TAXES

         The Company files a consolidated U.S. federal income tax return. This return includes all domestic companies 80% or more owned by the Company. State tax returns are filed on a consolidated, combined or separate basis depending on the applicable laws relating to the Company and its domestic subsidiaries.

         Income (loss) from continuing operations before income taxes was taxed under the following jurisdictions:

                                                              2004                  2003                 2002
                                                              ----                  ----                 ----
Domestic                                                  $1,858,000            $   961,000         $   497,000
Foreign                                                     (329,000)               486,000          (1,087,000)
                                                          ------------------------------------------------------
Total                                                     $1,529,000            $ 1,447,000         $  (590,000)
                                                          ======================================================

         Income tax expense (benefit) consists of the following:

                                                              2004                  2003                 2002
                                                              ----                  ----                 ----
Current
   Federal                                                $   34,000            $    26,000          $       --
   State                                                      41,000                 55,000              18,000
   Foreign                                                   180,000                351,000             (38,000)
                                                          ------------------------------------------------------
Total Current                                             $  255,000            $   432,000          $  (20,000)
                                                          ======================================================

Deferred
   Federal                                                $ (193,000)           $  (132,000)         $       --
   State                                                     (11,000)               (14,000)                 --
   Foreign                                                    (2,000)                    --                  --
                                                          ------------------------------------------------------
Total Deferred                                            $ (206,000)           $  (146,000)         $       --
                                                          ======================================================

Total
   Federal                                                $ (159,000)           $  (106,000)         $       --
   State                                                      30,000                 41,000              18,000
   Foreign                                                   178,000                351,000             (38,000)
                                                          ------------------------------------------------------
Total                                                     $   49,000            $   286,000           $ (20,000)
                                                          ======================================================

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (CONTINUED)


         Income tax expense (benefit) differs from the amount obtained by applying the statutory federal income tax rate of 34% to income (loss) from continuing operations before income taxes as follows:

                                                              2004                  2003                 2002
                                                              ----                  ----                 ----
Tax (tax benefit) at U.S. federal statutory rate          $  520,000              $ 492,000           $(200,000)
State taxes, net of federal income tax benefit                41,000                 43,000             (34,000)
Foreign income taxes                                         248,000                (63,000)            (38,000)
Change in valuation allowances                              (179,000)              (182,000)            258,000
Permanent differences                                         (6,000)                12,000              11,000
Utilization of net operating losses                         (575,000)                    --                  --
Other                                                             --                (16,000)            (17,000)
                                                          ------------------------------------------------------
                                                          $   49,000              $ 286,000           $ (20,000)
                                                          ======================================================

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                       2004                 2003
                                                                       ----                 ----
Deferred tax assets:
    Fixed assets depreciation                                    $      282,000      $       269,000
    Allowance for doubtful accounts                                      12,000               10,000
    Inventory reserves and uniform capitalization                       393,000              206,000
    Other accrued liabilities                                           179,000              112,000
    Deferred compensation                                               122,000              110,000
    Alternative minimum tax credit carryforwards                        142,000              142,000
    Capital loss carryforwards                                          136,000              136,000
    Net operating loss carryforwards                                 11,740,000           12,315,000
                                                                 ------------------------------------
Total deferred tax assets                                            13,006,000           13,300,000
Valuation allowance for deferred tax assets                         (12,654,000)         (13,154,000)
                                                                 ------------------------------------
Net deferred tax assets                                          $      352,000       $      146,000
                                                                 ====================================

Deferred tax liability:
    Intangible assets other than goodwill                        $    1,400,000       $            --
                                                                 ====================================


         As of December 31, 2004, the Company had recorded $352,000 of net deferred tax assets and $1,400,000 of deferred tax liabilities. The Company had federal and state net operating loss carryforwards of approximately $36,056,000 and $3,400,000 as of December 31, 2004 and 2003, respectively, that expire at various dates through 2022. As of December 31, 2004 and 2003, the Company recorded a valuation allowance on the net deferred tax asset. Management considers projected future taxable income and tax planning strategies in making this assessment. For the year ended December 31, 2004, management recorded a reduction in its valuation allowance of $179,000 based on the domestic income in 2004 and projections for future taxable income over periods that the deferred assets are deductible. Management believes that it is more likely than not that the Company will realize the benefits of these deductible differences. The amount of the deferred tax assets considered realizable, however, could materially change in the near future if estimates of future taxable income during the carryforward period are changed.

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (CONTINUED)


         As a result of the merger in 1997 of the privately held XET with a wholly-owned, newly formed subsidiary of the Company, with XET as the surviving subsidiary, the Company experienced a more than 50% ownership change for federal income tax purposes. As a result, an annual limitation will be placed upon the Company's ability to realize the benefit of most of its federal net operating loss and credit carryforwards. The amount of this annual limitation, as well as the impact of the application of other possible limitations under the consolidated return regulations, has not been definitively determined at this time. However, management believes approximately 80% of the federal and California net operating losses will not be available to offset future taxable income as a result of the limitations. Management believes sufficient uncertainty exists regarding the realizability of the deferred tax asset items and that a valuation allowance is required.

(10)     EARNINGS (LOSS) PER SHARE

         The following table illustrates the computation of basic and diluted earnings (loss) per share:

                                                                        2004              2003              2002
                                                                        ----              ----              ----
NUMERATOR:
Net income (loss)                                                  $  1,480,000      $  1,161,000    $    (570,000)
     Less: accretion of the excess of the redemption value
     over the carrying value of redeemable preferred stock                   --            (4,000)         (13,000)
Income (loss) attributable to common stockholders                  $  1,480,000      $  1,157,000    $    (583,000)

DENOMINATOR:
Weighted average number of common shares outstanding during the
   period - basic                                                    24,063,000        22,567,000       21,208,000
Incremental shares from assumed conversions of warrants,
   options and preferred stock                                          776,000         1,244,000               --
Adjusted weighted average shares - diluted                           24,839,000        23,811,000       21,208,000
Basic earnings (loss) per share                                    $       0.06      $       0.05    $       (0.03)
Diluted earnings (loss) per share                                  $       0.06      $       0.05    $       (0.03)

         The following table shows the common stock equivalents that were outstanding as of December 31, 2004 and 2003 but were not included in the computation of diluted earnings (loss) per share because the options' or warrants' exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive:

                                                            Number              Exercise Price
                                                          of Shares               Per Share
                                                         -----------            --------------
Anti-dilutive common stock options:
    As of December 31, 2004                               1,027,000             $1.00 to $3.44
    As of December 31, 2003                                 693,000             $1.13 to $3.44
Anti-dilutive common stock warrants:
    As of December 31, 2004                                 326,000             $1.00 to $1.30
    As of December 31, 2003                                  32,000                 $2.50

         The computation of diluted loss per share for 2002 excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants because their effect was anti-dilutive due to losses incurred by the Company. See summary of outstanding stock options and warrants in Note 8.

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (CONTINUED)


(11)     COMMITMENTS AND CONTINGENCIES

LEASES

         The Company conducts most of its operations from leased facilities under operating leases that expire at various dates through 2013. The leases generally require the Company to pay all maintenance, insurance and property tax costs and contain provisions for rent increases. Total rent expense, net of sublease income, for 2004, 2003 and 2002 was approximately $1,070,000, $909,000 and $1,097,000, respectively.

         The future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year (including the related party lease discussed in Note 16) are as follows:

                        Year Ending December 31,                   Amount
                        ------------------------                   ------
                                  2005                          $ 1,040,000
                                  2006                              713,000
                                  2007                              725,000
                                  2008                              527,000
                                  2009                              420,000
                           2010 and thereafter                      486,000
                                                                ------------
                                  Total                         $ 3,911,000
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

EMPLOYEE BENEFIT PLANS

         Effective October 1, 1998, the Company instituted a defined contribution plan ("401(k) Plan") covering the majority of its U.S. domestic employees. Participants may make voluntary pretax contributions to such plans up to the limit as permitted by law. Annual contributions to any plan by the Company is discretionary. The Company made contributions of $25,000, $20,000 and $22,000 to the 401(k) Plan for the years ended December 31, 2004, 2003 and 2002, respectively.

         The Company's subsidiary in France has a defined benefit pension plan. The plan is an unfunded plan. As of the December 31, 2004 measurement date, the status of the defined benefit pension plan was as follows:

         Projected benefit obligation                    $178,000
         Fair value of plan assets                       $ 12,000
         Unfunded accumulated benefit                    $166,000
         Accumulated benefit obligation                  $122,000
         Employer contributions                          $ 19,000
         Participant contributions                       $     --
         Benefits paid                                   $ 19,000

         Contributions to be paid to the plan during the year ended December 31, 2005 are estimated to be $20,000.

         Weighted average assumptions used to determine pension benefit obligations at December 31, 2004 were as follows:

         Discount rate                                       4.5%
         Expected return on plan assets                       --%
         Rate of compensation increase                       4.5%

         The components of the net periodic pension costs for the year ended December 31, 2004 were as follows:

         Service cost                                    $ 11,000
         Interest cost                                      7,000
         Expected return on plan assets                        --
         Amortization of transition asset, change
           in the prior service cost and actuarial
           loss                                                --
                                                         ---------
         Net periodic benefit cost                       $ 18,000
                                                         =========

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (CONTINUED)


         The following table sets forth the changes in benefit obligation for the year ended December 31, 2004:

         Change in benefit obligations:
         Benefit obligation at beginning of year          $ 96,000
         Service cost                                       11,000
         Interest cost                                       7,000
         Benefits paid                                     (19,000)
         Contributions                                      19,000
         Effect of foreign currency translation              8,000
                                                          --------
         Benefit obligation at end of year                $122,000
                                                          ========

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

         Effective July 2, 2001, the Company and Graham Jefferies, Managing Director of XCEL Corporation Ltd. and Executive Vice President and Chief Operating Officer of the Company's Telecommunications Group, entered into an employment agreement that provides for an initial annual salary of 100,000 British pounds sterling (approximately $141,000 at the then current exchange rates), an initial term of three years, two renewal periods of one year each, and severance pay of at least one years' salary.

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

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (CONTINUED)


         The Company's reportable segments are comprised of operating entities offering the same or similar products to similar customers. Each segment is managed separately because each business has different customers and different design and manufacturing and marketing strategies.

         Each segment has business units or components as described in paragraph 30 of SFAS No. 142. Each component has discrete financial information and a management structure. Following is a description of the Company's segment and component structure as of December 31, 2004:

         Reporting Units Within Electronic Components Segment:
         -----------------------------------------------------

    o XET Corporation - Rancho Cucamonga, California: Digitran Division-digital and rotary switches, and electronic subsystem assemblies for defense and aerospace applications and keypads

    o XET Corporation - Monrovia, California: XCEL Circuits Division - printed circuit boards mostly for intercompany sales

    o XCEL Japan Ltd. - Tokyo, Japan: Reseller of Digitran switches and other third party electronic components

    o XCEL Corporation Ltd. - Ashford, Kent, England: Power supplies and conversion for defense and aerospace applications; this reporting unit also includes XCEL Power Systems, Ltd., Belix Power Conversions Ltd., Belix Wound Components Ltd., and The Belix Company Ltd.

         Reporting Units Within Communications Equipment Segment:
         --------------------------------------------------------

    o    CXR Telcom division of CXR Larus Corporation - San Jose, California:
         Telecommunications test equipment for the field and central office applications

    o    Larus division of CXR Larus Corporation - San Jose, California:
         Telecommunications synchronous timing devices and network access equipment

    o CXR-Anderson Jacobson - Abondant, France: network access and modem equipment

         As described in Note 17, the Company acquired PEHL and Pascall in March 2005. These two entities are being included in XCEL Corporation Ltd. reporting unit of the electronic components segment.

         Selected financial data for each of the Company's operating segments is shown below.

                                             2004                  2003                  2002
                                             ----                  ----                  ----
SALES TO EXTERNAL CUSTOMERS:
     Electronic Components              $ 15,262,000          $ 16,168,000          $ 13,390,000
     Communications Equipment             14,599,000             9,351,000             9,274,000
                                       ----------------------------------------------------------
                                        $ 29,861,000          $ 25,519,000          $ 22,664,000

INTEREST EXPENSE:
     Electronic Components              $    180,000          $    247,000          $    259,000
     Communications Equipment                250,000               162,000               168,000
                                       ----------------------------------------------------------
                                        $    430,000          $    409,000          $    427,000

DEPRECIATION AND AMORTIZATION:
     Electronic Components              $     91,000          $     72,000          $     93,000
     Communications Equipment                126,000                65,000               177,000
                                       ----------------------------------------------------------
                                        $    217,000          $    137,000          $    270,000

SEGMENT PROFITS (LOSSES):
     Electronic Components              $  2,612,000          $  3,590,000          $  2,452,000
     Communications Equipment              1,733,000                74,000            (1,257,000)
                                       ----------------------------------------------------------
                                        $  4,345,000          $  3,664,000          $  1,195,000

SEGMENT ASSETS:
     Electronic Components              $  8,435,000          $  9,466,000          $  9,445,000
     Communications Equipment             16,313,000             6,969,000             6,773,000
                                       ----------------------------------------------------------
                                        $ 24,748,000          $ 16,435,000          $ 16,218,000

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (CONTINUED)


GOODWILL AND OTHER INTANGIBLE ASSETS BY SEGMENT

                                                          Trademarks          Technology             Customer
                                   Goodwill --        and Tradenames --       Acquired --         Relationships --
                                Not Amortizable        Not Amortizable        10-Year Life         10-Year Life
Gross cost                        Since 2002             Since 2002           Amortizable          Amortizable
----------                      ----------------------------------------------------------------------------------
Electronic components           $    1,297,000        $           --        $           --         $           --
Communications equipment             5,668,000              2,800,000               500,000               300,000
                                ----------------------------------------------------------------------------------
Total                           $    6,965,000         $    2,800,000        $      500,000        $      300,000
                                ==================================================================================

Accumulated amortization
------------------------
Electronic components           $      212,000         $           --        $           --        $           --
Communications equipment               872,000                     --                25,000                15,000
                                ----------------------------------------------------------------------------------
Total                           $    1,084,000         $           --        $       25,000        $       15,000
                                ==================================================================================

Carrying value
--------------
Electronic components           $    1,085,000         $           --        $           --        $           --
Communications equipment             4,796,000              2,800,000               475,000               285,000
                                ----------------------------------------------------------------------------------
Total                           $    5,881,000         $    2,800,000        $      475,000        $      285,000
                                ==================================================================================

CHANGES IN GOODWILL BY SEGMENT

                                     Electronic        Communications
                                     Components           Equipment           Total
                                ------------------------------------------------------
Balance at January 1, 2002     $       957,000      $      1,432,000   $    2,389,000
Goodwill acquired                           --                    --               --
Impairment                                  --                    --               --
Foreign currency translation           (43,000)                   --          (43,000)
                               -------------------------------------------------------
Balance December 31, 2002      $       914,000      $      1,432,000   $    2,346,000
                               =======================================================

Balance at January 1, 2003     $       914,000      $      1,432,000   $    2,346,000
Goodwill acquired                           --                    --               --
Impairment                                  --                    --               --
Foreign currency translation           101,000                    --          101,000
                               -------------------------------------------------------
Balance December 31, 2003      $     1,015,000      $      1,432,000   $    2,447,000
                               =======================================================

Balance at January 1, 2004     $     1,015,000      $      1,432,000   $    2,447,000
Goodwill acquired                           --             3,363,000        3,363,000
Impairment                                  --                    --               --
Foreign currency translation            70,000                 1,000           71,000
                               -------------------------------------------------------
Balance December 31, 2004      $     1,085,000      $      4,796,000   $    5,881,000
                               =======================================================

         The following is a reconciliation of the reportable segment revenues, profit or loss and assets to the Company's consolidated totals.

                                                              2004              2003               2002
                                                          -------------     -------------     -------------
Net sales
---------
   Total sales for reportable segments                    $ 29,861,000      $ 25,519,000      $ 22,664,000
   Elimination of intersegment sales                                --                --                --
                                                          -------------     -------------     -------------
Total consolidated net sales                              $ 29,861,000      $ 25,519,000      $ 22,664,000
                                                          =============     =============     =============
Profit (loss) from continuing operations
----------------------------------------
   before income taxes
   -------------------
     Total profit (loss) for reportable segments          $  4,345,000      $  3,656,000      $  1,195,000
     Unallocated amounts:
       General corporate expenses                           (2,816,000)       (2,209,000)       (1,785,000)
                                                          -------------     -------------     -------------
Consolidated income (loss) from continuing operations
   before income taxes                                    $  1,529,000      $  1,447,000      $   (590,000)
                                                          =============     =============     =============

Assets
------
   Total assets for reportable segments                   $ 24,748,000      $ 16,437,000      $ 16,218,000
   Other assets                                                338,000           732,000           568,000
                                                          -------------     -------------     -------------
Total consolidated assets                                 $ 25,086,000      $ 17,169,000      $ 16,786,000
                                                          =============     =============     =============

Interest expense
----------------
   Interest expense for reportable segments               $    430,000      $    409,000      $    427,000
   Other interest expense                                        3,000             7,000            14,000
                                                          -------------     -------------     -------------
Total interest expense                                    $    433,000      $    416,000      $    441,000
                                                          =============     =============     =============

Depreciation and amortization
-----------------------------
Depreciation and amortization expense
   for reportable segments                                $    217,000      $    185,000      $    270,000
   Other depreciation and amortization expense                  70,000            64,000            79,000
                                                          -------------     -------------     -------------
Total depreciation and amortization                       $    287,000      $    249,000      $    349,000
                                                          =============     =============     =============

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (CONTINUED)


         A summary of the Company's net sales and identifiable assets by geographical area follows:

                                    2004              2003              2002
                                -----------       -----------       -----------
Net sales:
----------
    United States               $12,745,000       $ 7,971,000       $ 8,598,000
    Japan                           935,000           838,000           768,000
    France                        7,016,000         6,627,000         5,854,000
    United Kingdom                9,165,000        10,083,000         7,444,000
                                ------------------------------------------------
                                $29,861,000       $25,519,000       $22,664,000
                                ================================================
Long-lived assets:
------------------
    United States               $   440,000       $   117,000       $   399,000
    Japan                            11,000            16,000            15,000
    France                          142,000           107,000           177,000
    United Kingdom                  316,000            82,000            97,000
                                ------------------------------------------------
                                $   909,000       $   322,000       $   688,000
                                ================================================

         Sales and purchases between geographic areas have been accounted for on the basis of prices set between the geographic areas, generally at cost plus 5%. Identifiable assets by geographic area are those assets that are used in the Company's operations in each location. Net sales by geographic area have been determined based upon the country from which the product was shipped.

         One customer in the electronic components segment accounted for 10% or more of net sales during 2004, 2003 and 2002.

(13)     NEW ACCOUNTING PRONOUNCEMENTS

         In December 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits," an amendment of SFAS No. 87, 88 and 106, and a revision of SFAS No. 132. The statement is effective for fiscal years and interim periods ending after December 15, 2003. This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, 88 and 106. The new rules require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The adoption of this statement did not have a material effect on the Company's financial condition or results of operations.

         In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," which addresses the accounting for employee stock options. SFAS No. 123R eliminates the ability to account for shared-based compensation transactions using APB Opinion No. 25 and generally would require instead that such transactions be accounted for using a fair value-based method. SFAS No. 123R also requires that tax benefits associated with these share-based payments be classified as financing activities in the statement of cash flow rather than operating activities as currently permitted. SFAS No. 123R becomes effective for interim or annual periods beginning after June 15, 2005. Accordingly, we are required to apply SFAS No. 123R beginning in the quarter ending September 30, 2005. SFAS No. 123R offers alternative methods of adopting this final rule. The Company has not yet determined which alternative method it will use.

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (CONTINUED)


         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period costs. The provisions of SFAS No. 151 are effective for the Company's fiscal 2006. The Company is currently evaluating the provisions of SFAS No. 151 and does not expect that adoption will have a material effect on the Company's financial position, results of operations or cash flows.

(14)     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following is a summary of the quarterly operations for the years ended December 31, 2004 and 2003 (in thousands, except for per share data).

                    2004                         Mar. 31      June 30      Sept. 30      Dec. 31
                    ----                         -------      -------      --------      -------
Net sales                                        $  6,192     $   6,432    $  7,469      $  9,768
Gross profit                                     $  2,747     $   2,899    $  3,230      $  4,839
Net income                                       $     70     $     369    $    158      $    883
Income available to common stockholder           $     70     $     369    $    158      $    883
Earnings per share:
     Basic                                       $     --     $    0.02    $   0.01      $   0.04
                                                 ========     =========    ========      ========
     Diluted                                     $     --     $    0.02    $   0.01      $   0.03
                                                 ========     =========    ========      ========

                    2003                         Mar. 31      June 30      Sept. 30      Dec. 31
                    ----                         -------      -------      --------      -------
Net sales                                        $  5,668    $   6,834    $  6,420      $  6,597
Gross profit                                     $  2,141    $   2,829    $  2,715      $  2,999
Net income                                       $     44    $     359    $    504      $    254
Income available to common stockholder           $     42    $     357    $    504      $    254
Earnings per share:
     Basic                                       $     --    $    0.02    $   0.02      $   0.01
                                                 ========    =========    ========      ========
     Diluted                                     $     --    $    0.02    $   0.02      $   0.01
                                                 ========     =========    ========      ========

(15)     LARUS CORPORATION ACQUISITION

         Pursuant to the terms of a Stock Purchase Agreement executed on July 13, 2004, the Company acquired all of the issued and outstanding common stock of Larus Corporation. Larus Corporation was based in San Jose, California and engaged in the manufacturing and sale of telecommunications products. Larus Corporation had one wholly-owned subsidiary, Vista Labs, Incorporated ("Vista"), which provided engineering services to Larus Corporation. Assets held by Larus Corporation included intellectual property, cash, accounts receivable and inventories owned by each of Larus Corporation and Vista.

         The purchase price for the acquisition totaled $6,539,500 and consisted of $1,000,000 in cash, the issuance of 1,213,592 shares of the Company's common stock with a fair value of $1,000,000, $887,500 in the form of two short-term, zero interest promissory notes that were repaid in 2004, $3,000,000 in the form of two subordinated secured promissory notes, warrants to purchase up to an aggregate of 150,000 shares of the Company's common stock at $1.30 per share, and approximately $580,000 of acquisition costs. The number of shares of our common stock issued as part of the purchase price was calculated based on the $0.824 per share average closing price of our common stock for the five trading days preceding the

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (CONTINUED)


transaction. The warrants to purchase 150,000 shares of common stock were valued at $72,000 using a Black-Scholes formula that included a volatility of 107.19%, an interest rate of 3.25%, a life of three years and no assumed dividend.

         In addition, the Company assumed $245,000 in accounts payable and accrued expenses and entered into an above-market real property lease with the sellers. This lease represents an obligation that exceeds the fair market value by approximately $756,000 and is part of the acquisition accounting. The cash portion of the acquisition purchase price was funded with proceeds from the Company's credit facility with Wells Fargo Bank, N.A. and cash on-hand.

         In determining the purchase price for Larus Corporation , the Company took into account the historical and expected earnings and cash flow of Larus Corporation, as well as the value of companies of a size and in an industry similar to Larus Corporation, comparable transactions and the market for such companies generally. The purchase price represented a significant premium over the $1,800,000 recorded net worth of Larus Corporation's assets. In determining this premium, the Company considered the Company's potential ability to refine various Larus Corporation products and to use the Company's marketing resources and status as a qualified supplier to qualify and market those products for sale to large telecommunications companies. The Company believes that large telecommunications companies desired to have an additional choice of suppliers for those products and would be willing to purchase Larus Corporation's products following some refinements. The Company also believes that if Larus Corporation had remained independent, it was unlikely that it would have been able to qualify to sell its products to the large telecommunications companies due to its small size and lack of history selling to such companies. Therefore, Larus Corporation had a range of value separate from the net worth it had recorded on its books.

         In conjunction with the Company's July 2004 acquisition of Larus Corporation, the Company has commissioned a valuation firm to determine what portion of the purchase price should be allocated to identifiable intangible assets. Although the valuation analysis is still in progress, the Company has estimated that the Larus tradename and trademark are valued at $2,800,000 and that the technology and customer relationships are valued at $800,000. Goodwill associated with the Larus Corporation acquisition totaled $3,363,000 and is not deductible for tax purposes. The Larus tradename and trademark were determined to have indefinite lives and therefore are not being amortized but rather are being periodically tested for impairment. The technology and customer relationships were both estimated to have ten-year lives and, as a result, $40,000 of amortization expense was recorded and charged to administrative expense in 2004. The valuation of the identified intangible assets is expected to be completed in May 2005 and could result in changes to the value of these identified intangible assets and corresponding changes to the value of goodwill. However, the Company does not believe these changes will be material to its financial position or results of operations.

         The following table summarizes the unaudited assets acquired and liabilities assumed in connection with this acquisition:

                                                              Amount
                                                           in Thousands
                                                           ------------

        Current assets                                      $  2,460
        Property, plant and equipment                             90
        Intangible assets other than goodwill                  3,600
        Goodwill                                               3,363
                                                            ---------
        Total assets acquired                                  9,513
        Current liabilities                                     (685)
        Deferred income taxes                                 (1,400)
        Unfavorable lease obligation and
           other liabilities                                    (888)
                                                            ---------
        Total liabilities assumed                             (2,973)
                                                            ---------
        Net assets acquired                                 $  6,540
                                                            =========

         The intangible assets other than goodwill consist of non-amortizable tradenames with a carrying value of $2,800,000, and technology and customer relationships with carrying values of $500,000 and $300,000, respectively, that are amortizable over ten years.

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (CONTINUED)


         Amortization for the intangibles subject to amortization as of December 31, 2004 is anticipated to be approximately $80,000 per year for each of the next five years.

         The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company and Larus Corporation, as though the acquisition occurred as of January 1, 2003. The pro forma amounts give effect to appropriate adjustments for interest expense and income taxes. The pro forma amounts presented are not necessarily indicative of future operating results (in thousands, except per share amounts):

                                                            Year Ended
                                                           December 31,
                                                   ---------------------------
                                                      2004              2003
                                                   ---------         ---------
Revenues                                           $ 32,486          $ 31,376
Net income                                            1,720             1,264
Earnings per share of common stock:
     Basic                                         $   0.07          $   0.06
                                                   =========         =========
     Diluted                                       $   0.07          $   0.05
                                                   =========         =========

(16)     RELATED PARTY TRANSACTIONS

         On July 13, 2004, the Company issued two promissory notes to the former stockholders of Larus Corporation totaling $3,000,000 in addition to paying cash and issuing shares of common stock and two zero interest short-term notes totaling $887,500 that were repaid in 2004, in exchange for 100% of the common stock of Larus Corporation (see Note 15). These notes are subordinated to the Company's bank debt and are payable in 72 equal monthly payments of principal totaling $41,667 per month plus interest at the 30-day LIBOR rate plus 5% with a maximum interest rate of 7% during the first two years of the term of the notes, 8% during the third and fourth years, and 9% thereafter. During December 2004, the 30-day LIBOR rate was 2.42%.

         Future maturities of the notes payable to stockholders are as follows:

         Year Ending December 31,
         -----------------------
                2005                     $  500,000
                2006                     $  500,000
                2007                     $  500,000
                2008                     $  500,000
                2009                     $  500,000
               Therafter                 $  250,000
                                         ----------
                                         $2,750,000
                                         ==========

         Total interest paid on these notes in 2004 was $75,000.

         The Company entered into an above-market real property lease with the sellers. This lease represents an obligation that exceeds the fair market value by approximately $756,000. The lease term is for 7 years and expires on June 30, 2011. It is renewable for a 5-year term priced under market conditions. The base rent is based on a minimum rent of $.90 per square foot per month, which is $27,000 monthly or $324,000 per year, subject to monthly adjustments of the interest rate based on the Federal Reserve Discount Rate that match the lessor's variable interest rate mortgage payments on the building. The maximum increase in any year is 1.5%, with a cumulative maximum increase of 8% over the life of the lease. The increases apply to that portion of the rent that corresponds to the interest portion of the lessor's mortgage. Lease payments paid to the related parties during 2004 totaled $171,000. Future minimum lease payments under the operating lease payable to the stockholders are included in Note 11.

         There are no guarantees by officers or fees paid to officers or loans to or from officers. In 2004, the Company paid $10,000 to Jason Oliva, the son of Carmine T. Oliva, for specific financial analysis services. In 2003, the Company issued to Jason Oliva three-year warrants to purchase up to 100,000 shares of common stock at a per share exercise price of $0.75 and up to 100,500 shares of common stock at a per share exercise price of $1.00 in consideration for financial advisory services rendered.

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (CONTINUED)


(17)     SUBSEQUENT EVENTS

JANUARY 2005 FINANCING

         On January 5, 2005, the Company issued to 17 accredited record holders in a private offering an aggregate of 12,503,500 shares of common stock at a purchase price of $1.44 per share and five-year investor warrants to purchase up to an additional 3,125,875 shares of our common stock at an exercise price of $1.73 per share, for total proceeds of approximately $18,005,000. The Company paid cash placement agent fees and expenses of approximately $961,000, and issued five-year placement warrants to purchase up to an aggregate of 650,310 shares of common stock at an exercise price of $1.73 per share in connection with the offering. The total warrants issued, representing 3,775,875 shares of the Company's common stock, have an estimated value of $4,400,000. Additional costs related to the financing include legal, accounting and consulting fees that continue to be incurred in connection with the resale registration described below. The Company used a portion of the proceeds from this financing to fund the acquisition of Pascall described below. The Company intends to use the remaining proceeds from this financing for additional acquisitions and for investments in new products and enhancements to existing products.

         The Company agreed to register for resale the shares of common stock issued to investors and the shares of common stock issuable upon exercise of the investor warrants and placement warrants. The registration obligations require, among other things, that a registration statement be declared effective no later than the 150th day following the closing date. If the Company is unable to meet this obligation or unable to maintain the effectiveness of the registration in accordance with the requirements contained in the registration rights agreement the Company entered into with the investors, then the Company will be required to pay to each investor liquidated damages equal to 1% of the amount paid by the investor for the common shares still owned by the investor on the date of the default and 2% of the amount paid by the investor for the common shares still owned by the investor on each monthly anniversary of the date of the default that occurs prior to the cure of the default. The maximum aggregate liquidated damages payable to any investor will be equal to 10% of the aggregate amount paid by the investor for the shares of the Company's common stock. Accordingly, the maximum aggregate penalty that the Company would be required to pay under this provision is 10% of the $18,005,000 initial purchase price of the common stock, which would be approximately $1,801,000. Although the Company anticipates that it will be able to meet its registration obligations, it also anticipates that it will have sufficient cash available to pay these penalties if required.

PASCALL ACQUISITION

         On March 1, 2005, the Company and XCEL Corporation Limited, a second-tier wholly-owned subsidiary of the Company ("XCEL"), entered into an agreement ("Purchase Agreement") relating to the acquisition of Pascall Electronic (Holdings) Limited ("PEHL") by XCEL. The closing of the purchase occurred on March 18, 2005. The Company loaned to XCEL the funds that XCEL used to purchase PEHL.

         PEHL was a wholly-owned subsidiary of Intelek Properties Limited, which itself is an operating subsidiary of Intelek PLC, a London Stock
Exchange public limited company. PEHL and its subsidiary, Pascall
Electronics Limited ("Pascall"), produce, design, develop, manufacture and sell power supplies and radio frequency products for a broad range of applications, including in-flight entertainment systems and military programs.

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (CONTINUED)


         Under the Purchase Agreement, XCEL purchased all of the outstanding capital stock of PEHL. The initial purchase price was 3,100,000 British pounds sterling (approximately U.S. $5,972,000 based on the exchange rate in effect on March 18, 2005). The purchase price was paid in cash and is subject to upward or downward adjustment on a pound for pound basis to the extent that the value of the net assets of Pascall as of the closing date is greater or less than 2,520,000 British pounds sterling. The calculation of the value of the net assets of Pascall is to occur within six weeks after the closing, and Intelek Properties Limited will have 25 business days after receipt of the calculation to accept or dispute the calculation. Any payment relating to the increase or reduction of the purchase price based on the value of the net assets of Pascall will be due from XCEL or Intelek Properties Limited, as the case may be, within 14 days of the acceptance of the calculation. A default rate of interest equal to 3% above the base lending rate of Barclays Bank plc London will apply if the adjustment payment is not timely made. The purchase price is also subject to downward adjustments for any payments that may be made to XCEL under indemnity, tax or warranty provisions of the Purchase Agreement.

         XCEL loaned to PEHL and Pascall at the closing 1,600,000 British pounds sterling (approximately U.S. $3,082,000 based on the exchange rate in effect on March 18, 2005) in accordance with the terms of a Loan Agreement entered into by those entities at the closing. The loaned funds were used to immediately repay outstanding intercompany debt owed by PEHL and Pascall to Intelek Properties Limited.

         The Company and Intelek PLC have agreed to guarantee payment when due of all amounts payable by XCEL and Intelek Properties Limited, respectively, under the Purchase Agreement. The Company and XCEL agreed to seek to replace the guaranty that Intelek Properties Limited has given to Pascall's landlord with a guaranty by the Company, and XCEL has agreed to indemnify Intelek Properties Limited and its affiliates for damages they suffer as a result of any failure to obtain the release of the guarantee of the 17-year lease that commenced in May 1999. The leased property is a 30,000 square foot administration, engineering and manufacturing facility located off the south coast of England.

         Intelek Properties Limited has agreed to various restrictive covenants that apply for various periods following the closing. The covenants include non-competition with Pascall's business, non-interference with Pascall's customers and suppliers, and non-solicitation of Pascall's employees. In conjunction with the closing, Intelek Properties Limited, XCEL, Intelek PLC and the Company entered into a Supplemental Agreement dated March 18, 2005. The Supplemental Agreement provides, among other things, that an interest free bridge loan of 200,000 British pounds sterling (approximately U.S. $385,000 based on the exchange rate in effect on March 17, 2005) that was made by Intelek Properties Limited to Pascall on March 17, 2005 would be repaid by Pascall by March 31, 2005. XCEL agreed to ensure that Pascall has sufficient funds to repay the bridge loan. A default rate of interest equal to 3% above the base lending rate of Barclays Bank plc London will apply if the loan is not timely repaid.

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (CONTINUED)


         The following table summarizes the unaudited assets acquired and liabilities assumed in connection with this acquisition, based on Pascall's balance sheet data at February 28, 2005:

                                                           Dollars
                                                        in Thousands
                                                        ------------

            Current assets ........................     $    5,543
            Property, plant and equipment .........          1,398
            Intangibles, including goodwill .......          3,577
            Other assets ..........................            152
                                                        -----------
            Total assets acquired .................         10,669
            Current liabilities ...................          1,528
            Other liabilities .....................            117
                                                        -----------
            Total liabilities assumed .............          1,645
                                                        -----------
            Net assets acquired ...................     $    9,024
                                                        ===========

         The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company and Pascall, as though the Pascall acquisition occurred as of January 1, 2003. The pro forma amounts give effect to appropriate adjustments for interest expense and income taxes. The pro forma amounts presented are not necessarily indicative of future operating results (in thousands, except per share amounts).

                                                         Year Ended
                                                        December 31,
                                                 --------------------------
                                                    2004            2003
                                                 -----------    -----------
         Revenues ..........................     $   41,697     $   38,540
         Net income ........................          1,655          1,308
         Earnings per share of common stock:
              Basic ........................     $     0.07     $     0.06
                                                 ===========    ===========
              Diluted ......................     $     0.07     $     0.05
                                                 ===========    ===========

                                   EMRISE CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED SCHEDULE II
                                    VALUATION AND QUALIFYING ACCOUNTS
                              YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002


                                                                Additions                      Reserve
                                                Balance at      Charged to    Deductions      Acquired
                                               Beginning of     Costs and    Write-offs of      with           Balance at
            Description                            Year         Expenses       Accounts      Acquisition       End of Year
            -----------                        ------------     ----------   -------------   -----------       -----------
Allowance for doubtful accounts:
     Year ended December 31, 2004                $  161,000     $       --    $  (32,000)    $    24,000       $   153,000
     Year ended December 31, 2003                $  130,000     $   61,000    $  (30,000)    $        --       $   161,000
     Year ended December 31, 2002                $  226,000     $  118,000    $ (214,000)    $        --       $   130,000

Allowance for inventory obsolescence:
     Year ended December 31, 2004                $1,692,000     $1,116,000    $ (557,000)    $        --       $ 2,251,000
     Year ended December 31, 2003                $1,497,000     $  924,000    $ (729,000)    $        --       $ 1,692,000
     Year ended December 31, 2002                $1,152,000     $  438,000    $  (93,000)    $        --       $ 1,497,000


                                                  F-37

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------

  2.1 Stock Purchase Agreement dated July 13, 2004 between MicroTel International Inc.; Noel C. McDermott; Warren P. Yost; Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995; and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988 (1)

  2.2 Agreement dated March 1, 2005 among Intelek Properties Limited, XCEL Corporation Limited, Intelek PLC and Emrise Corporation relating to the sale and purchase of the outstanding capital shares of Pascall Electronic (Holdings) Limited (17)

  2.3 Supplemental Agreement dated March 18, 2005 among Intelek Properties Limited, XCEL Corporation Limited, Intelek PLC and Emrise Corporation (17)

  3.1 Restated Certificate of Incorporation of Emrise Corporation filed with the Secretary of State of Delaware on December 8, 2004 (2)

  3.2 Amended and Restated Bylaws adopted by the Board of Directors of the Corporation on September 1, 2004 (3)

 10.1       1993 Stock Option Plan (#) (6)

 10.2       Employee Stock and Stock Option Plan (#) (7)

 10.3       1997 Stock Incentive Plan (#) (8)

 10.4       Amended and Restated 2000 Stock Option Plan (#) (9)

 10.5 Form of Executive Officer and Director Indemnification Agreement entered into between the Registrant and each of Carmine T. Oliva, Robert B. Runyon, Laurence P. Finnegan, Jr., Otis W. Baskin, Randolph D. Foote and Graham Jefferies (2)

 10.6       Description of Retirement Account Matching Contributions (#) *

 10.7 Credit Facility Letter Agreement dated June 1, 2004 between Wells Fargo Bank, N.A., XET Corporation and CXR Telcom Corporation (10)

 10.8 Revolving Line of Credit Note dated June 1, 2004 in the principal amount of up to $3,000,000 made by XET Corporation and CXR Telcom Corporation in favor of Wells Fargo Bank, N.A. (10)

 10.9 Term Note dated June 1, 2004 in the principal amount of $150,000 made by XET Corporation and CXR Telcom Corporation in favor of Wells Fargo Bank, N.A. (10)

 10.10 Continuing Guaranty made by XET Corporation and CXR Telcom Corporation in favor of Wells Fargo Bank, N.A. (10)

 10.11 Security Agreement Equipment made by XET Corporation in favor of Wells Fargo Bank, N.A. (10)

 10.12 Security Agreement Equipment made by CXR Telcom Corporation in favor of Wells Fargo Bank, N.A. (10)

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------

 10.13 Continuing Security Agreement Rights to Payment and Inventory made by XET Corporation in favor of Wells Fargo Bank, N.A. (10)

 10.14 Continuing Security Agreement Rights to Payment and Inventory made by CXR Telcom Corporation in favor of Wells Fargo Bank, N.A. (10)

 10.15 Deed of Guarantee and Indemnity dated November 12, 2002 made by MicroTel International Inc., XCEL Corporation Limited, Belix Power Conversion Limited and Belix Wound Components Limited in favor of Venture Finance PLC (11)

 10.16 Advantage Facility dated November 12, 2002 between XCEL Power Systems, Ltd. Limited and Venture Finance PLC (11)

 10.17 Cashflow Loan Agreement dated November 12, 2002 between XCEL Power Systems Limited and Venture Finance PLC (11)

 10.18 Term Loan Agreement dated November 12, 2002 between XCEL Power Systems, Ltd. and Venture Finance PLC (11)

 10.19 Deed of Subordination dated November 12, 2002 between Venture Finance PLC, MicroTel International Inc. and XCEL Corporation Limited (11)

 10.20 Agreement for the Purchase of Debts dated November 12, 2002 between XCEL Power Systems, Ltd. and Venture Finance PLC (11)

 10.21 Letter Agreement dated October 23, 2002 between XCEL Power Systems, Ltd. and Venture Finance PLC regarding Amendments to Agreement for the Purchase of Debts (11)

 10.22 Credit Facility Agreement dated April 8, 2003, between IFN Finance and CXR, S.A.S. (11)

 10.23 English Summary of Credit Facility Agreement dated April 8, 2003 between IFN Finance and CXR, S.A.S. (12)

 10.24 Subordinated Secured Promissory Note dated July 13, 2004 in the principal amount of $1,681,318.68 made by MicroTel International Inc. in favor of Noel C. McDermott Revocable Living Trust dated December 19, 1995 (10)

 10.25 Subordinated Secured Promissory Note dated July 13, 2004 in the principal amount of $1,318,681.32 made by MicroTel International Inc. in favor of Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988 (10)

 10.26 Pledge and Security Agreement dated July 13, 2004 between MicroTel International Inc.; Noel C. McDermott, as Collateral Agent; Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995; and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988 (10)

 10.27 Intercreditor Agreement dated July 13, 2004 between MicroTel International Inc.; Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995; and Warren
            P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988 (10)

 10.28 Continuing Guarantee dated July 13, 2004 made by Larus Corporation in favor of Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995, and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988 (10)

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------

 10.29 Continuing Guarantee dated July 13, 2004 made by Vista Labs Incorporated in favor of Noel C. McDermott, as Trustee of the Noel
            C. McDermott Revocable Living Trust dated December 19, 1995, and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988 (10)

 10.30 Continuing Guarantee dated July 13, 2004 made by CXR Telcom in favor of Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995, and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988
            (10)

 10.31 Security Agreement dated July 13, 2004 made by Larus Corporation in favor of Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995, and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988 (10)

 10.32 Security Agreement dated July 13, 2004 made by Vista Labs Incorporated in favor of Noel C. McDermott, as Trustee of the Noel
            C. McDermott Revocable Living Trust dated December 19, 1995, and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988 (10)

 10.33 Security Agreement dated July 13, 2004 made by CXR Telcom in favor of Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995, and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988
            (10)

 10.34 Lease agreement between the Registrant and Property Reserve Inc. dated September 16, 1999 (13)

 10.35 Lease agreement between XET, Inc. and Rancho Cucamonga Development dated August 30, 1999 (13)

 10.36 Commercial Lease dated July 13, 2004 between MicroTel International Inc., as Tenant, and Noel C. McDermott and Warren P. Yost, as Landlord, for the premises located at 894 Faulstich Court, San Jose, California (10)

 10.37 Employment Agreement dated as of January 1, 2001 between the Registrant and Carmine T. Oliva (#) (14)

 10.38 Employment Agreement dated as of July 2, 2001 between the Registrant and Randolph D. Foote (#) (9)

 10.39 Employment Agreement dated as of January 1, 2001 between the Registrant and Graham Jefferies (#) (9)

 10.40 Securities Purchase Agreement dated December 29, 2004 among Emrise Corporation and the investors listed on an attachment thereto (4)

 10.41 Registration Rights Agreement dated December 29, 2004 among Emrise Corporation and the investors who are parties to the Securities Purchase Agreement dated December 29, 2004 (4)

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------

 10.42 Form of Investor Warrant issued by Emrise Corporation to the investors who are parties to the Securities Purchase Agreement dated December 29, 2004 (4)

 10.43 Loan Agreement dated March 18, 2005 among XCEL Corporation Limited, Pascall Electronics Limited and Pascall Electronic (Holdings) Limited (17)

 14.1       Code of Business Conduct and Ethics (5)

 14.2       Code of Ethics for CEO and Senior Financial Officers (5)

 21         Subsidiaries of the Registrant *

 23         Consent of Grant Thornton LLP, Independent Registered Public
            Accounting Firm *

 31 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

 32 Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to 18 U.S. C. Section 350, as Adopted Pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002 *

---------------
*      Filed herewith.

(#) Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit.

(1) Filed as an exhibit to the Registrant's current report on Form 8-K for July 13, 2004 and incorporated herein by reference.

(2) Filed as an exhibit to the Registrant's current report on Form 8-K for December 8, 2004 and incorporated herein by reference.

(3) Filed as Appendix G to the Registrant's definitive proxy statement for the Registrant's 2004 annual meeting of stockholders and incorporated herein by reference.

(4) Filed as an exhibit to the Registrant's Form 8-K for December 29, 2004 and incorporated herein by reference.

(5) Filed as an exhibit to the Registrant's annual report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

(6) Filed as an exhibit to the Registrant's annual report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

(7) Filed as an exhibit to the Registrant's definitive proxy statement for the Registrant's annual meeting of stockholders held June 11, 1998 and incorporated herein by reference.

(8) Filed as an exhibit to the Registrant's definitive proxy statement for the special meeting of stockholders held January 16, 2001 and incorporated herein by reference.

(9) Filed as an exhibit to the Registrant's quarterly report on Form 10-Q for September 30, 2001 and incorporated herein by reference.

(10) Filed as an exhibit to the Registrant's quarterly report on Form 10-Q for June 30, 2004 and incorporated herein by reference.

(11) Filed as an exhibit to the Registrant's quarterly report on Form 10-Q for June 30, 2003 and incorporated herein by reference.

(12) Filed as an exhibit to Amendment No. 1 to the Registrant's quarterly report on Form 10-Q for June 30, 2003 and incorporated herein by reference.

(15) Filed as an exhibit to the Registrant's registration statement on Form S-8 (Registration Statement No. 333-29925) and incorporated herein by reference.

(16) Filed as an exhibit to the initial filing of the Registrant's registration statement on Form S-1 (Registration Statement No. 333-63024) and incorporated herein by reference.

(17) Filed as an exhibit to the Registrant's current report on Form 8-K for March 19, 2005 and incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day of April, 2005.

                                           EMRISE CORPORATION

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

SIGNATURE                                      CAPACITY                                          DATE
---------                                      --------                                          ----

/s/ Carmine T. Oliva                           Chairman of the Board, President,             April 5, 2005
------------------------------------           Chief Executive Officer (principal
Carmine T. Oliva                               executive officer) and Director


/s/ Carmine T. Oliva                           Acting Chief Financial Officer               April 5, 2005
------------------------------------           (principal accounting and
Carmine T. Oliva                               financial officer)


/s/ Robert B. Runyon                           Director                                      April 5, 2005
------------------------------------
Robert B. Runyon


/s/ Laurence P. Finnegan, Jr.                  Director                                      April 5, 2005
------------------------------------
Laurence P. Finnegan, Jr.


/s/ Otis W. Baskin                             Director                                      April 5, 2005
------------------------------------
Otis W. Baskin


                                                    75

                        EXHIBITS ATTACHED TO THIS REPORT

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------


 10.6       Description of Retirement Account Matching Contributions

 21         Subsidiaries of the Registrant

 23         Consent of Grant Thornton LLP, Independent Registered Public
            Accounting Firm

 31 Certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 32 Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to 18 U.S. C. Section 350, as Adopted Pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002