Form 10-Q
period 2005-03-31
Emrise CORP
filed 2005-05-16
CIK 854852

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended MARCH 31, 2005 or

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

         Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         As of May 5, 2005, there were 37,384,708 shares of the issuer's common stock, $0.0033 par value, outstanding.

================================================================================

                                                       PART I
                                               FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

         Condensed Consolidated Balance Sheets as of March 31, 2005 (unaudited)
               and December 31, 2004........................................................................    F-1

         Condensed Consolidated Statements of Operations for the Three Months
               Ended March 31, 2005 and 2004 (unaudited)....................................................    F-2

         Condensed Consolidated Statements of Comprehensive Income for the
               Three Months Ended March 31, 2005 and 2004 (unaudited).......................................    F-3

         Condensed Consolidated Statements of Stockholders' Equity for the
               Three Months Ended March 31, 2005 (unaudited)................................................    F-4

         Condensed Consolidated Statements of Cash Flows for the Three Months Ended
               March 31, 2005 and 2004 (unaudited)..........................................................    F-5

         Notes to Condensed Consolidated Financial Statements (unaudited)...................................    F-6

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS...........................................................      2

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK...................................................................................     20

ITEM 4.       CONTROLS AND PROCEDURES.......................................................................     20

                                                      PART II
                                                 OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.............................................................................     21

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND
              USE OF PROCEEDS...............................................................................     21

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES...............................................................     22

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................     22

ITEM 5.       OTHER INFORMATION.............................................................................     22

ITEM 6.       EXHIBITS......................................................................................     23

SIGNATURES    ..............................................................................................     24


                                                         1

                                          PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                       EMRISE CORPORATION AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                    AS OF MARCH 31, 2005 AND DECEMBER 31, 2004
                                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                    March 31,        December 31,
                                                                                      2005               2004
                                                                                  ------------       ------------
                                                                                  (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                      $      6,861       $      1,057
   Accounts receivable, net of allowance for doubtful accounts of $150
     and $153, respectively                                                              7,645              5,796
   Inventories                                                                           8,885              6,491

   Deferred tax assets                                                                     352                352
   Prepaid and other current assets                                                        840                417
                                                                                  ------------       ------------
Total current assets                                                                    24,583             14,113
Property, plant and equipment, net                                                       2,236                909
Goodwill, net of accumulated amortization of $1,084                                     10,552              5,881

Intangible assets, net of accumulated amortization
   of $60 and $40, respectively                                                          3,590              3,560
Other assets                                                                               580                623
                                                                                  ------------       ------------
                                                                                  $     41,541       $     25,086
                                                                                  ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Borrowings under lines of credit                                               $        946       $        878
   Current portion of long-term debt                                                       940                211
   Notes payable to stockholders, current portion                                          500                500
   Accounts payable                                                                      3,393              3,398
   Income taxes payable                                                                    568                572
   Accrued expenses                                                                      3,304              3,014
                                                                                  ------------       ------------
Total current liabilities                                                                9,651              8,573
Long-term debt, less current portion                                                       377                985
Notes payable to stockholders, less current portion                                      2,125              2,250
Deferred income taxes                                                                    1,400              1,400
Other liabilities                                                                          941                969
                                                                                  ------------       ------------
Total liabilities                                                                       14,494             14,177

Stockholders' equity:
   Preferred stock, authorized 10,000,000 shares;
     issued and outstanding zero shares                                                     --                 --
   Common stock, $0.0033 par value. Authorized 50,000,000 shares;
     issued and outstanding 37,385,000 and 24,777,000, respectively                        123                 82
   Additional paid-in capital                                                           43,634             26,746
   Accumulated deficit                                                                 (16,756)           (16,406)
   Accumulated other comprehensive income                                                   46                487
                                                                                  ------------       ------------
Total stockholders' equity                                                              27,047             10,909
                                                                                  ------------       ------------
                                                                                  $     41,541       $     25,086
                                                                                  ============       ============


                      See accompanying notes to condensed consolidated financial statements.

                                                       F-1

                       EMRISE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                 Three Months Ended March 31,
                                                ------------------------------
                                                    2005              2004
                                                ------------      ------------

Net sales                                       $      7,299      $      6,192
Cost of sales                                          4,187             3,445
                                                ------------      ------------
Gross profit                                           3,112             2,747
Operating expenses:
   Selling, general and administrative                 2,831             2,217
   Engineering and product development                   532               283
                                                ------------      ------------
Income (loss) from operations                           (251)              247
Other expense:
   Interest income                                        72                --
   Interest expense                                     (102)              (96)
   Other expense, net                                     (3)               (6)
                                                ------------      ------------
Income (loss) before income taxes                       (284)              145
Income tax expense                                        66                75
                                                ------------      ------------
Net income (loss)                               $       (350)     $         70
                                                ============      ============
Basic earnings (loss) per share                 $      (0.01)     $       0.00
                                                ============      ============
Diluted earnings (loss) per share               $      (0.01)     $       0.00
                                                ============      ============


     See accompanying notes to condensed consolidated financial statements.

                       EMRISE CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                            Three Months
                                                          Ended March 31,
                                                   ----------------------------
                                                       2005             2004
                                                   -----------      -----------

Net income (loss)                                  $      (350)     $        70
Other comprehensive income (loss):
   Foreign currency translation adjustment                (441)              (2)
                                                   -----------      -----------
Comprehensive income (loss)                        $      (791)     $        68
                                                   ===========      ===========


     See accompanying notes to condensed consolidated financial statements.

                                                 EMRISE CORPORATION AND SUBSIDIARIES
                                                  THREE MONTHS ENDED MARCH 31, 2005
                                      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                             (UNAUDITED)
                                                           (IN THOUSANDS)


                                                                                                        Accumulated
                                                 Common Stock            Additional                        Other
                                          --------------------------      Paid-In      Accumulated     Comprehensive
                                             Shares         Amount        Capital        Deficit       Income (Loss)      Total
                                          ------------   ------------   ------------   ------------    -------------   ------------
Balance at December 31, 2004                    24,777   $         82   $     26,746   $    (16,406)   $        487    $     10,909
Stock option exercises                             104             --             36             --              --              36
Issuance of common stock and warrants           12,504             41         16,852             --              --          16,893
Foreign currency translation adjustment             --             --             --             --            (441)           (441)
Net loss                                            --             --             --           (350)             --            (350)
                                          ------------   ------------   ------------   ------------    ------------    ------------
Balance at March 31, 2005                       37,385   $        123   $     43,634   $    (16,756)   $         46    $     27,047
                                          ============   ============   ============   ============    ============    ============


                               See accompanying notes to condensed consolidated financial statements.

                                                                F-4

                                      EMRISE CORPORATION AND SUBSIDIARIES
                                  THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)
                                                (IN THOUSANDS)


                                                                                          Three Months
                                                                                        Ended March 31,
                                                                                ------------------------------
                                                                                   2005               2004
                                                                                ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $       (350)     $         70
   Adjustments to reconcile net income (loss) to cash provided by (used in)
     operating activities:
       Depreciation and amortization                                                      97                59
       Provision for inventory obsolescence                                              640               173
   Changes in operating assets and liabilities net of businesses acquired:
       Accounts receivable                                                             1,597               681
       Inventories                                                                      (612)              (62)
       Prepaid and other assets                                                         (380)               39
       Accounts payable and accrued expenses                                          (2,362)             (328)
                                                                                ------------      ------------
Cash provided by (used in) operating activities                                       (1,370)              632
                                                                                ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net purchases of property, plant and equipment                                        (37)              (96)
   Cash paid for acquisition of Pascall, net of cash acquired                         (9,341)               --
                                                                                ------------      ------------
Cash used in investing activities                                                     (9,378)              (96)
                                                                                ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net repayments of current notes payable                                                68              (562)
   Repayments of long-term debt                                                         (202)               (8)
   Proceeds from long-term debt                                                          198                --
   Proceeds from issuance of common stock in offering                                 16,893                --
   Proceeds from exercise of stock options                                                36                 1
                                                                                ------------      ------------
Cash provided by (used in) financing activities                                       16,993              (569)
                                                                                ------------      ------------

Effect of exchange rate changes on cash                                                 (441)              (65)
Net increase (decrease) in cash and cash equivalents                                   5,804               (98)
Cash and cash equivalents at beginning of period                                       1,057             1,174
                                                                                ------------      ------------
Cash and cash equivalents at end of period                                      $      6,861      $      1,076
                                                                                ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                                   $         96      $         70
     Income taxes                                                               $         71      $          5
                                                                                ============      ============


                    See accompanying notes to condensed consolidated financial statements.

                                                     F-5

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

         Emrise Corporation (the "Company"), operates through three wholly-owned subsidiaries: Emrise Electronics Corporation (formerly XET Corporation ("Emrise Electronics")), CXR Larus Corporation ("CXR Larus"), and CXR-Anderson Jacobson ("CXR-AJ"). Emrise Electronics and its subsidiaries design, develop, manufacture and market digital and rotary switches, power supplies, radio frequency ("RF") and microwave components and subsystems, and subsystem assemblies. CXR Larus designs, develops, manufactures and markets network access and transmission products, communications test equipment, and communication timing and synchronization products. CXR-AJ designs, develops, manufactures and markets network access and transmission products. The Company conducts its operations out of various facilities in the United States, England, France and Japan and organizes itself in two product line segments: electronic components and communications equipment.

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

         The unaudited condensed consolidated financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of March 31, 2005 and December 31, 2004 and the results of operations and cash flows for the related interim periods ended March 31, 2005 and 2004. However, these results are not necessarily indicative of results for any other interim period or for the year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements included in its 2004 annual report on Form 10-K.

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

         The following table sets forth the net income, net income available for common stockholders and earnings per share amounts for the periods presented as if the Company had elected the fair value method of accounting for stock options for all periods presented (in thousands, except per share amounts):

                                    EMRISE CORPORATION AND SUBSIDIARIES
                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                          MARCH 31, 2005 AND 2004
                                                (UNAUDITED)


                                                                                   Three Months
                                                                                 Ended March 31,
                                                                       -----------------------------------
                                                                            2005                   2004
                                                                       ---------------      --------------
Net income (loss):
   As reported                                                        $           (350)     $           70
   Add:  Stock-based compensation expense included in reported net
     income, net of related tax effect                                              --                  --
   Deduct:  Stock-based compensation expense determined under the
     fair value-based method                                                       (47)                (15)
                                                                       ---------------      --------------

   Pro forma                                                           $          (397)     $           55
                                                                       ===============      ==============

Basic earnings (loss) per share:
   As reported                                                         $         (0.01)     $         0.00
   Add: Stock based compensation expense included in reported net
     income, net of related tax effect                                              --                  --
   Deduct: Stock-based compensation expense determined under the
     fair value-based method                                                        --                  --
                                                                       ---------------      --------------

   Pro forma                                                           $         (0.01)     $         0.00
                                                                       ===============      ==============

Diluted earnings (loss) per share:
   As reported                                                         $         (0.01)     $         0.00
   Add: Stock based compensation expense included in reported net
     income, net of related tax effect                                              --                  --
   Deduct: Stock-based compensation expensed determined under the
     fair value-based method                                                        --                  --
                                                                       ---------------      --------------

   Pro forma                                                           $         (0.01)     $         0.00
                                                                       ===============      ==============

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

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)


(2)      EARNINGS PER SHARE

         The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                                           Three Months
                                                                                          Ended March 31,
                                                                                  ------------------------------
                                                                                      2005               2004
                                                                                  -------------      -----------
NUMERATOR:
Net income                                                                        $        (350)     $        70

Less: accretion of the excess of the redemption value over the carrying value
  of redeemable preferred stock                                                              --               --
                                                                                  -------------      -----------

Income attributable to common stockholders                                        $        (350)     $        70
                                                                                  =============      ===========

DENOMINATOR:
Weighted average number of common shares outstanding during the period-basic             36,788           23,480

Incremental shares from assumed conversions of warrants and options                          --              915
                                                                                  -------------      -----------

Adjusted weighted average number of outstanding shares-diluted                           36,788           24,395
                                                                                  -------------      -----------

Basic earnings per share                                                          $       (0.01)     $      0.00
                                                                                  =============      ===========

Diluted earnings per share                                                        $       (0.01)     $      0.00
                                                                                  =============      ===========

         The computation of diluted loss per share for the three months ended March 31, 2005 excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants because their effect was antidilutive due to losses incurred by the Company. The computation of diluted loss per share for the three months ended March 31, 2004 excludes the effect of incremental common shares attributable to the exercise of outstanding common stock options and warrants because their effect was antidilutive as a result of the exercise prices exceeding the average market prices of the underlying shares of common stock.

         The following options and warrants were excluded from the computation of diluted earnings per share (in thousands, except per share amounts):

                                                                            Three Months
                                                                          Ended March 31,
                                                                ----------------- -- ----------------
                                                                      2005                2004
                                                                -----------------    ----------------
   Options and warrants to purchase shares of common stock             6,065               693
                                                                -----------------    ----------------
   Exercise prices                                                $0.20 - $3.44        $1.89 - $3.44
                                                                -----------------    ----------------

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)


(3)      INVENTORIES

         Inventories consist of the following (in thousands):

                                    March 31, 2005     December 31, 2004
                                    --------------     -----------------

         Raw materials              $        3,912       $        3,222

         Work-in-process                     2,548                1,280

         Finished goods                      2,425                1,989
                                    --------------       --------------
                                    $        8,885       $        6,491
                                    ==============       ==============

(4)      REPORTABLE SEGMENTS

         The Company has two reportable segments: electronic components and communications equipment. The electronic components segment operates in the United States, European and Asian markets and designs, manufactures and markets digital and rotary switches, electronic power supplies, RF and microwave components and subsystems and subsystem assemblies. The communications equipment segment also operates in the United States, European and Asian markets and designs, manufactures and distributes network access and transmission products, communications test instruments and network timing and synchronization products.

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

         Each segment has business units or components as described in paragraph 30 of SFAS No. 142. Each component has discrete financial information and a management structure. Following is a description of the Company's segment and component structure as of March 31, 2005:

         Reporting Units Within Electronic Components Segment:
         -----------------------------------------------------

         o Emrise Electronics - Rancho Cucamonga, California: Digitran Division - digital and rotary switches, and electronic subsystem assemblies for defense, aerospace and industrial applications

         o Emrise Electronics - Monrovia, California: XCEL Circuits Division - printed circuit boards mostly for intercompany use but with a small base of outside customers

         o XCEL Japan Ltd. - Tokyo, Japan: Reseller of Digitran switches and other third party electronic components

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)


         o        XCEL Corporation Ltd. - Ashford, Kent, England/Isle of Wight,
                  England: Power supplies and radio frequency products for defense and aerospace applications and for a broad range of applications, including in-flight entertainment systems; this reporting unit also includes XCEL Power Systems, Ltd., Belix Wound Components Ltd., Pascall Electronic (Holdings) Limited and Pascall Electronics Limited

         Reporting Units Within Communications Equipment Segment:
         --------------------------------------------------------

         o        Larus division of CXR Larus - San Jose, California:
                  Communication timing and synchronization devices and network access equipment

         o        CXR Telcom division of CXR Larus - San Jose, California:
                  Communications test equipment for the field and central office applications

         o        CXR-AJ - Abondant, France: network access equipment.

         There were no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the amounts disclosed in the Company's audited consolidated financial statements included in its 2004 annual report on Form 10-K except for the inclusion of Pascall sales in the electronic components segment for the last 13 days of the three months ended March 31, 2005. Selected financial data for each of the Company's operating segments is shown below (in thousands):

                                      Three Months Ended     Three Months Ended
                                        March 31, 2005         March 31, 2004
                                       ----------------       ----------------

Sales to external customers:
----------------------------

      Electronic Components            $          3,807       $          3,905
      Communications Equipment                    3,492                  2,287
                                       $          7,299       $          6,192

Segment pretax profit (losses):
-------------------------------
      Electronic Components            $            505       $            783
      Communications Equipment                     (187)                   (11)
                                       ----------------       ----------------
                                       $            318       $            772
                                       ================       ================


                                        March 31, 2005         March 31, 2004
                                       ----------------       ----------------

Segment assets:
---------------
      Electronic Components            $         20,137       $          8,435
      Communications Equipment                   15,603                 16,313
                                       ----------------       ----------------
                                       $         35,740       $         24,748
                                       ================       ================

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)


         The following is a reconciliation of the reportable segment sales, income or loss and assets to the Company's consolidated totals (in thousands):

                                                    Three Months Ended    Three Months Ended
                                                      March 31, 2005        March 31, 2004
                                                     ----------------      ----------------
Income (loss) before income taxes
---------------------------------
     Total income (loss) for reportable segments     $            318      $            772
     Unallocated amounts:
       General corporate expenses                                (602)                 (627)
                                                     ----------------      ----------------
Consolidated income (loss) before income taxes       $           (284)     $            145
                                                     ================      ================


                                                      March 31, 2005       December 31, 2004
                                                     ----------------      -----------------
Assets
------
   Total assets for reportable segments              $         35,740      $         24,748
   Other assets                                                 5,801                   338
                                                     ----------------      ----------------
Total consolidated assets                            $         41,541      $         25,086
                                                     ================      ================

(5)      NEW ACCOUNTING PRONOUNCEMENTS

         New accounting pronouncements are discussed under the heading "Impacts of New Accounting Pronouncements" in Part I, Item 2 of this report.

(6)      INCOME TAXES

         The effective tax rate for the three-month period ended March 31, 2005 is different than the 34% U.S. statutory rate primarily because of foreign taxes on foreign source income that cannot be offset by domestic tax loss carryforwards.

(7)      CREDIT FACILITIES

         On June 1, 2004, two of the Company's subsidiaries, Emrise Electronics and CXR Larus, together with the Company acting as guarantor, obtained a credit facility from Wells Fargo Bank, N.A. for the Company's domestic operations. This facility is effective through July 1, 2005 and replaced the previous credit facility the Company had with Wells Fargo Business Credit, Inc. No prepayment penalty was due because the prior loan contract excluded from prepayment penalties loans replaced with new credit facilities from Wells Fargo Bank, N.A. The new credit facility is subject to an unused commitment fee equal to 0.25% per annum, payable quarterly based on the average daily unused amount of the line of credit described in the following paragraph.

         The credit facility provides a $3,000,000 revolving line of credit secured by accounts receivable, other rights to payment and general intangibles, inventories and equipment. Borrowings do not need to be supported by specific receivables or inventory balances unless aggregate borrowings under the line of credit and the term loan described in the following paragraph exceed $2,000,000

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)


for 30 consecutive days (a "conversion event"). If a conversion event occurs, the line of credit will convert into a formula-based line of credit until the borrowings are equal to or less than $2,000,000 for 30 consecutive days. The formula generally provides that outstanding borrowings under the line of credit may not exceed an aggregate of 80% of eligible accounts receivable, plus 15% of the value of eligible raw material inventory, plus 30% of the value of eligible finished goods inventory. The interest rate is variable and is adjusted monthly based on the prime rate plus 0.5%. The prime rate at March 31, 2005 was 5.50%.

         The credit facility also provides for a term loan of $150,000 secured by equipment, amortizable over 36 months at a variable rate equal to the prime rate plus 1.5%. The term loan portion of the facility had a balance of $112,000 at March 31, 2005.

         Wells Fargo Bank, N.A. has also provided the Company with $300,000 of credit available for the purchase of new capital equipment when needed through July 1, 2005, of which a balance of $142,000 was outstanding at March 31, 2005. The interest rate is equal to the 90-day London InterBank Offered Rate ("LIBOR") rate (3.10% at March 31, 2005) plus 3.75% per annum. Amounts borrowed under this arrangement are amortized over 60 months from the respective dates of borrowing.

         As of March 31, 2005, the Company had no outstanding balance owing under the revolving credit line, and the Company had $2,000,000 of availability on the non-formula based portion of the credit line. The credit facility is subject to various financial covenants. As of March 31, 2005, the Company was in compliance with each of those covenants. The minimum debt service coverage ratio of each of Emrise Electronics and CXR Larus must be not less than 1.50:1.00 on a trailing four-quarter basis. "Debt service coverage ratio" is defined as net income plus depreciation plus amortization, minus non-financed capital expenditures, divided by current portion of long-term debt measured quarterly. The current ratio of each of Emrise Electronics and CXR Larus must be not less than 1.50:1.00, determined as of each fiscal quarter end. "Current ratio" is defined as total current assets divided by total current liabilities. Net income after taxes of each of Emrise Electronics and CXR Larus must be not less than $1.00 on an annual basis, determined as of the end of each quarter. Net profit after taxes of each of Emrise Electronics and CXR Larus must be not less than $1.00 in each fiscal quarter immediately following a fiscal quarter in which that entity incurred a net loss after taxes. Total liabilities divided by tangible net worth of our domestic operations on a consolidated basis must not at any time be greater than 2.00:1.00, determined as of each fiscal quarter end. Tangible net worth of us and all of our subsidiaries on a consolidated basis must not at any time be less than $5,200,000, measured at the end of each quarter. "Total liabilities" is defined as current liabilities plus non-current liabilities, minus subordinated debt. "Tangible net worth" is defined as stockholders' equity plus subordinated debt, minus intangible assets.

         The credit facility expires in July 2005. The Company currently intends to seek renewal of the credit facility and believes that the bank will be amenable to renewing it. However, if the Company is unable to obtain a renewal of the credit facility, the Company believes that it will have sufficient funds available to timely repay any additional amounts it may borrow under the credit facility prior to its expiration.

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)


         As of March 31, 2005, the Company's foreign subsidiaries had credit facilities, including lines of credit and term loans, with Venture Finance PLC, a subsidiary of the global Dutch ABN AMRO Holdings, N.V. financial institution, in England, IFN Finance, a subsidiary of ABN AMRO Holdings, N.V., Banc National de Paris, Societe Generale in France and Sogelease and Johnan Shinkin Bank in Japan. At March 31, 2005, the balances outstanding under the Company's United Kingdom, France and Japan credit facilities were $1,230,000, $692,000 and $52,000, respectively.

         On July 13, 2004, the Company issued two promissory notes to the former stockholders of Larus totaling $3,000,000 in addition to paying cash and issuing shares of common stock (see Note 8), in exchange for 100% of the outstanding capital stock of Larus. These notes are subordinated to the Company's bank debt and are payable in 72 monthly equal payments of principal totaling $41,667 per month plus interest at the 30-day LIBOR rate plus 5% with a maximum interest rate of 7% during the first two years of the term of the notes, 8% during the third and fourth years and 9% thereafter. As of March 31, 2005, the 30-day LIBOR rate was 2.86%. The total balance of these promissory notes as of March 31, 2005 was $2,625,000.

         Future maturities of notes payable to stockholders are as follows:

             Year Ending                Dollars in
             December 31,               Thousands
             ------------              ------------
                 2005                  $       375
                 2006                          500
                 2007                          500
                 2008                          500
                 2009                          500
              Thereafter                       250
                                       ------------
                                       $     2,625
                                       ============

         Total interest paid on these notes for the quarter ended March 31, 2005 was $53,000.

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)


(8)      RELATED PARTY TRANSACTIONS

         On July 13, 2004, the Company issued two promissory notes to the former stockholders of Larus Corporation totaling $3,000,000 in addition to paying cash and issuing shares of common stock and two zero interest short-term notes totaling $887,500 that were repaid in 2004, in exchange for 100% of the common stock of Larus Corporation (see Note 7).

         The Company entered into an above-market real property lease with the former stockholders of Larus Corporation. This lease represents an obligation that exceeds the fair market value by approximately $756,000. The lease term is for 7 years and expires on June 30, 2011. It is renewable for a 5-year term priced under market conditions. The base rent is based on a minimum rent of $0.90 per square foot per month, which is $27,000 monthly or $324,000 per year, subject to monthly adjustments of the interest rate based on the Federal Reserve Discount Rate that match the lessor's variable interest rate mortgage payments on the building. The maximum increase in any year is 1.5%, with a cumulative maximum increase of 8% over the life of the lease. The increases apply to that portion of the rent that corresponds to the interest portion of the lessor's mortgage. Lease payments paid to the related parties during the three months ended March 31, 2005 totaled $92,000.

(9)      JANUARY 2005 PRIVATE PLACEMENT

         On January 5, 2005, the Company issued to 17 accredited record holders in a private offering an aggregate of 12,503,500 shares of common stock at a purchase price of $1.44 per share and five-year investor warrants to purchase up to an additional 3,125,875 shares of our common stock at an exercise price of $1.73 per share, for total proceeds of approximately $18,005,000. The Company paid cash placement agent fees and expenses of approximately $961,000, and issued five-year placement warrants to purchase up to an aggregate of 650,310 shares of common stock at an exercise price of $1.73 per share in connection with the offering. The total warrants issued, representing 3,776,185 shares of the Company's common stock, have an estimated value of $4,400,000. Additional costs related to the financing include legal, accounting and consulting fees that totaled approximately $192,000 through March 31, 2005 and continue to be incurred in connection with the resale registration described below. The Company used a portion of the proceeds from this financing to fund the acquisition of Pascall described below. The Company intends to use the remaining proceeds from this financing for additional acquisitions and for investments in new products and enhancements to existing products.

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

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)


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

(10)     LARUS CORPORATION AND PASCALL ACQUISITIONS

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

         The purchase price for the acquisition totaled $6,539,500 and consisted of $1,000,000 in cash, the issuance of 1,213,592 shares of the Company's common stock with a fair value of $1,000,000, $887,500 in the form of two short-term, zero interest promissory notes that were repaid in 2004, $3,000,000 in the form of two subordinated secured promissory notes, warrants to purchase up to an aggregate of 150,000 shares of the Company's common stock at $1.30 per share, and approximately $580,000 of acquisition costs. The number of shares of the Company's common stock issued as part of the purchase price was calculated based on the $0.824 per share average closing price of the Company's common stock for the five trading days preceding the transaction. The warrants to purchase 150,000 shares of common stock were valued at $72,000 using a Black-Scholes formula that included a volatility of 107.19%, an interest rate of 3.25%, a life of three years and no assumed dividend.

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

         In determining the purchase price for Larus Corporation, the Company took into account the historical and expected earnings and cash flow of Larus Corporation, as well as the value of companies of a size and in an industry similar to Larus Corporation, comparable transactions and the market for such companies generally. The purchase price represented a significant premium over the $1,800,000 recorded net worth of Larus Corporation's assets. In determining this premium, the Company considered the Company's potential ability to refine various Larus Corporation products and to use the Company's marketing resources and status as a qualified supplier to qualify and market those products for sale to large telecommunications companies. The Company believes that large telecommunications companies desired to have an additional choice of suppliers for those products and would be willing to purchase Larus Corporation's products following some refinements. The Company also believes that if Larus Corporation had remained independent, it was unlikely that it would have been able to

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)


qualify to sell its products to the large telecommunications companies due to its small size and lack of history selling to such companies. Therefore, Larus Corporation had a range of value separate from the net worth it had recorded on its books.

         In conjunction with the acquisition of Larus Corporation, the Company commissioned a valuation firm to determine what portion of the purchase price should be allocated to identifiable intangible assets. Although the valuation analysis is still in progress, the Company has estimated that the Larus Corporation trade name and trademark are valued at $2,800,000 and that the technology and customer relationships are valued at $800,000. Goodwill associated with the Larus Corporation acquisition totaled $3,363,000. The Larus Corporation trade name and trademark were determined to have indefinite lives and therefore are not being amortized but rather are being periodically tested for impairment. The technology and customer relationships were both estimated to have ten-year lives and, as a result, $40,000 of amortization expense was recorded and charged to administrative expense in 2004. The valuation of the identified intangible assets is expected to be completed during the quarter ending June 30, 2005 and could result in changes to the value of these identified intangible assets and corresponding changes to the value of goodwill. However, the Company does not believe these changes will be material to its financial position or results of operations.

         The following table summarizes the unaudited assets acquired and liabilities assumed in connection with this acquisition:

                                                                  Dollars
                                                                in Thousands
                                                                ------------

         Current assets                                         $      2,460
         Property, plant and equipment                                    90
         Intangible assets other than goodwill                         3,600
         Goodwill                                                      3,363
                                                                ------------
         Total assets acquired                                         9,513
         Current liabilities                                            (685)
         Deferred income taxes                                        (1,400)
         Unfavorable lease obligation and other liabilities             (888)
                                                                ------------
         Total liabilities assumed                                    (2,973)
                                                                ------------
         Net assets acquired                                    $      6,540
                                                                ============

         The intangible assets other than goodwill consist of non-amortizable trade names with a carrying value of $2,800,000, and technology and customer relationships with carrying values of $500,000 and $300,000, respectively, that are amortizable over ten years. Amortization for the intangibles subject to amortization as of March 31, 2005 is anticipated to be approximately $80,000 per year for each of the next five years.

PASCALL ACQUISITION

         On March 1, 2005, the Company and XCEL Corporation Limited, a second-tier wholly-owned subsidiary of the Company ("XCEL"), entered into an agreement ("Purchase Agreement") to acquire all of the issued and outstanding capital stock of Pascall Electronic (Holdings) Limited ("PEHL") by XCEL. The

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)


closing of the purchase occurred on March 18, 2005. The Company loaned to XCEL the funds that XCEL used to purchase PEHL. PEHL has one wholly-owned subsidiary, Pascall Electronics Limited ("Pascall"), which produces, designs, develops, manufactures and sells power supplies and radio frequency products for a broad range of applications, including in-flight entertainment systems and military programs.

         Under the Purchase Agreement, XCEL purchased all of the outstanding capital stock of PEHL, using funds loaned to XCEL by the Company. The purchase price for the acquisition totaled $9,669,000, subject to adjustments as described below, and included a $5,972,000 cash payment to PEHL's former parent, a $3,082,000 loan to PEHL and Pascall and approximately $615,000 in acquisition costs, as described below.

         The initial portion of the purchase price was 3,100,000 British pounds sterling (approximately U.S. $5,972,000 based on the exchange rate in effect on March 18, 2005). The initial portion of the purchase price was paid in cash at the closing and is subject to upward or downward adjustment on a pound for pound basis to the extent that the value of the net assets of Pascall as of the closing date was greater or less than 2,520,000 British pounds sterling.

         On May 6, 2005, the Company submitted to Intelek Properties Limited (which is a subsidiary of Intelek PLC, a London Stock Exchange public limited company, and is the former parent of PEHL), the Company's calculation of the value of the net assets of Pascall as of the closing date, which the Company believes slightly exceeded 2,520,000 British pounds sterling. Intelek Properties Limited has 25 business days after receipt of the calculation to accept or dispute the calculation. Any payment relating to the increase or reduction of the purchase price based on the value of the net assets of Pascall will be due from XCEL or Intelek Properties Limited, as the case may be, within 14 days of the acceptance of the calculation. A default rate of interest equal to 3% above the base lending rate of Barclays Bank plc London will apply if the adjustment payment is not timely made. However, the Company anticipates that any adjustment payment based on this calculation will not be material to the Company's financial results and that it will be timely made. The purchase price is also subject to downward adjustments for any payments that may be made to XCEL under indemnity, tax or warranty provisions of the Purchase Agreement.

         XCEL loaned to PEHL and Pascall at the closing 1,600,000 British pounds sterling (approximately U.S. $3,082,000 based on the exchange rate in effect on March 18, 2005) in accordance with the terms of a Loan Agreement entered into by those entities at the closing. The loaned funds were used to immediately repay outstanding intercompany debt owed by PEHL and Pascall to the seller.

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

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)


         Intelek Properties Limited has agreed to various restrictive covenants that apply for various periods following the closing. The covenants include non-competition with Pascall's business, non-interference with Pascall's customers and suppliers, and non-solicitation of Pascall's employees. In conjunction with the closing, Intelek Properties Limited, Intelek PLC, XCEL, and the Company entered into a Supplemental Agreement dated March 18, 2005. The Supplemental Agreement provides, among other things, that an interest -free bridge loan of 200,000 British pounds sterling (approximately U.S. $385,000 based on the exchange rate in effect on March 17, 2005) that was made by the seller to Pascall on March 17, 2005 would be repaid by Pascall by March 31, 2005. XCEL agreed to ensure that Pascall had sufficient funds to repay the bridge loan. The bridge loan was repaid in full by Pascall on the March 31, 2005 due date.

         The following table summarizes the unaudited assets acquired and liabilities assumed in connection with this acquisition, including $615,000 in acquisition costs:

                                                             Dollars
                                                           in Thousands
                                                           ------------

         Current assets                                    $     6,196
         Property, plant and equipment                           1,367
         Intangibles, including goodwill                         4,721
                                                           -----------
         Total assets acquired                                  12,284
         Current liabilities                                     2,535
         Other liabilities                                          80
                                                           -----------
         Total liabilities assumed                               2,615
                                                           -----------
         Net assets acquired                               $     9,669
                                                           ===========

         The purchase price represented a significant premium over the recorded net worth of Pascall's assets. In determining to pay this premium, we considered various factors, including the opportunities that Pascall presented for us to add RF components and RF subsystem assemblies to our product offerings, the marketing resources of Pascall in the United States power supplies market, and expected synergies between Pascall's business and our existing power supplies business.

         In conjunction with the acquisition of Pascall, the Company is preparing to commission a valuation firm to determine what portion of the purchase price should be allocated to identifiable intangible assets. The Company has considered whether the acquisition included various types of identifiable intangible assets, including without limitation patents, covenants not to compete, customers, trade names and trademarks. The Company has estimated that the Pascall trade name and trademark are valued at $50,000 and believes that no other identifiable intangible assets of value were acquired. Accordingly, the Company has estimated that the goodwill associated with the Pascall acquisition totaled $4,671,000. The Pascall trade name and trademark were determined to have indefinite lives and therefore are not being amortized but rather are being periodically tested for impairment. The valuation of the identified intangible assets is expected to be completed during the quarter ending September 30, 2005 and could result in changes to the value of these identified intangible assets and corresponding changes to the value of goodwill. However, the Company does not believe these changes will be material to its financial position or results of operations.

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004
                                   (UNAUDITED)


PRO FORMA RESULTS OF OPERATIONS

         The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company, Larus Corporation and Pascall, as though the Larus Corporation and Pascall acquisitions occurred as of January 1, 2004. The pro forma amounts give effect to appropriate adjustments for interest expense and income taxes. The pro forma amounts presented are not necessarily indicative of future operating results (in thousands, except per share amounts).

                                                      Three Months
                                                     Ended March 31,
                                           -----------------------------------
                                                2005                 2004
                                           --------------       --------------

Revenues                                   $       10,540       $       12,215
Net income                                 $         (189)      $          644
Earnings per share of common stock
   Basic                                   $        (0.01)      $         0.02
                                           ==============       ==============
   Diluted                                 $        (0.01)      $         0.02
                                           ==============       ==============

(11)     ACCRUED EXPENSES

         Accrued expenses were as follows (in thousands):

                                           March 31, 2005      December 31, 2004
                                           --------------      -----------------

Accrued salaries                           $          879       $          805
Accrued payroll taxes and benefits                    642                  491
Advance payments from customers                       398                   77
Other accrued expenses                              1,385                1,641
                                           --------------       --------------
Total accrued expenses                     $        3,304       $        3,014
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

         o our ability to efficiently and effectively integrate and operate the businesses of our newly-acquired subsidiary, Pascall Electronics Limited ("Pascall");

         o our ability to identify, fund and integrate additional businesses;

         o anticipated trends in our financial condition and results of operations; and

         o our ability to distinguish ourselves from our current and future competitors.

         We do not undertake to update, revise or correct any forward-looking statements.

         The information contained in this document is not a complete description of our business or the risks associated with an investment in our common stock. Before deciding to buy or maintain a position in our common stock, you should carefully review and consider the various disclosures we made in this report, and in our other materials filed with the Securities and Exchange Commission that discuss our business in greater detail and that disclose various risks, uncertainties and other factors that may affect our business, results of operations or financial condition. In particular, you should review our annual report on Form 10-K for the year ended December 31, 2004, and the "Risk Factors" we included in that report.

         Any of the factors described above could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

OVERVIEW

         Through our three wholly-owned operating subsidiaries, Emrise Electronics Corporation ("Emrise Electronics", formerly XET Corporation), CXR Larus Corporation ("CXR Larus") and CXR-Anderson Jacobson ("CXR-AJ"), and through the divisions and subsidiaries of those subsidiaries, we design, develop, manufacture, assemble, and market products and services in the following two material business segments:

         o        Electronic Components

                  --  digital and rotary switches

                  --  electronic power supplies

                  --  subsystem assemblies

                  --  radio frequency ("RF") components and subsystem assemblies

         o        Communications Equipment

                  --  network access and transmission products

                  --  communication timing and synchronization products

                  --  communications test instruments

         Sales to customers in the electronic components segment, primarily to aerospace customers, defense contractors and industrial customers, were 52.2% and 63.1% of our total net sales during the three months ended March 31, 2005 and 2004, respectively. Sales of communications equipment and related services, primarily to private customer premises and public carrier customers, were 47.8% and 36.9% of our total net sales during the three months ended March 31, 2005 and 2004, respectively.

         Sales of our electronic components segment decreased $98,000 (2.5%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. Excluding sales of $722,000 from our new subsidiary, Pascall, which we acquired March 18, 2005, our electronic components segment sales declined $820,000 (21.0%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, primarily due to the higher levels of shipments of our digital switches to meet the military's demand for the Iraq war not repeating in the three months ended March 31, 2005, and a $693,000 (29.0%) decrease in net sales of power supplies manufactured by our XCEL Power Systems Ltd. subsidiary that we believe was primarily because the second traunche of power supply shipments on the Eurofighter Typhoon program had not yet begun during the three months ended March 31, 2005.

         We achieved a $1,205,000 (52.7%) sales increase in our communications equipment segment for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. Excluding $1,509,000 of sales by the Larus division of CXR Larus that are attributable to the business previously conducted by Larus Corporation that we acquired in July 2004, our communications equipment segment sales declined $304,000 (13.3%) for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. This was primarily due to a continued low demand for our test equipment by the major United States telecommunications companies, a delay in continued shipments on a long-term United States government infrastructure program due to customer technical issues, and delays in French military program orders that had been expected in early 2005. Of our subsidiaries, CXR Larus was the most affected by the telecommunications downturn, because CXR Larus had the greatest dependence on sales to Regional Bell Operating Companies and other public carriers.

         We continue to reduce costs at CXR Larus by reducing its work force and increasing our sourcing of test equipment components from offshore manufacturers that produce components for lower prices than we previously paid to our former suppliers. Outsourcing of manufacturing to Asia was a primary reason we were able to increase our gross margin from 34% in 2002 to 67% in 2004 in our CXR Larus test equipment business, which resulted in an annual cost reductions of approximately $1,372,000 during 2004. During the three months ended March 31, 2005, we began working toward establishing a similar arrangement for the manufacture of our communication timing and synchronization products, which we anticipate will result in further improvements in our gross margin. We also reduced costs elsewhere in our communications equipment segment and lowered the breakeven point both in our United States and France operations through various cost-cutting methods, such as using offshore contract manufacturers, reducing facility rent expense by approximately $327,350 on an annual basis as compared to the three months ended March 31, 2004, and downsizing our administrative office in Paris, France.

         As described in our annual report on Form 10-K for the year ended December 31, 2004, we paid $6,539,500 to acquire the outstanding common stock of Larus Corporation on July 13, 2004 and have consolidated the results of operations of Larus Corporation beginning from the date of acquisition, July 13, 2004. We are beginning to now benefit from increased sales of our French subsidiary's products in the United States market as a result of sales and marketing support for the French products by CXR Larus' United States-based sales and marketing staff, which has resulted in the securing of relationships with two new major United States-based distributors during the three months ended March 31, 2005. We consolidated our CXR Larus subsidiary's operations into Larus Corporation's facility, which resulted in annual savings in rent and facilities expense of approximately $250,000 beginning in the third quarter of 2004. Subsequent to March 31, 2005, we implemented further administrative, engineering and sales cost savings through staffing reductions of approximately $700,000 on an annual basis as compared to our costs in the three months ended March 31, 2005. These staffing reductions related to eliminating redundancies in our electronic components segment personnel (including nine sales, marketing and administrative positions and one engineering director) that occurred as a result of our acquisition of Larus Corporation.

         On March 18, 2005, XCEL Corporation Ltd. ("XCEL") purchased all of the outstanding capital stock of Pascall Electronic (Holdings) Limited ("PEHL"), the parent holding company of Pascall, using funds loaned to XCEL by Emrise. The purchase price for the acquisition totaled $9,669,000, subject to adjustments as described below, and included a $5,972,000 cash payment to PEHL's former parent, a $3,082,000 loan from XCEL to PEHL and Pascall, and approximately $615,000 in acquisition costs, as described below.

         The initial purchase price was 3,100,000 British pounds sterling (approximately U.S. $5,972,000 based on the exchange rate in effect on March 18, 2005). The purchase price was paid in cash and is subject to upward or downward adjustment on a pound for pound basis to the extent that the value of the net assets of Pascall as of the closing date was greater or less than 2,520,000 British pounds sterling. On May 6, 2005, we submitted to Intelek Properties Limited (which is a subsidiary of Intelek PLC, a London Stock Exchange public limited company, and is the former parent of PEHL), our calculation of the value of the net assets of Pascall as of the closing date, which we believe slightly exceeded 2,520,000 British pounds sterling. Intelek Properties Limited has 25 business days after receipt of the calculation to accept or dispute the calculation. Any payment relating to the increase or reduction of the purchase price based on the value of the net assets of Pascall will be due from XCEL or Intelek Properties Limited, as the case may be, within 14 days of the acceptance of the calculation. A default rate of interest equal to 3% above the base lending rate of Barclays Bank plc London will apply if the adjustment payment is not timely made. However, we anticipate that any adjustment payment based on this calculation will not be material to our financial results and that it will be timely made. The purchase price is subject to downward adjustments for any payments that may be made to XCEL under indemnity, tax or warranty provisions of the purchase agreement.

         XCEL loaned to Pascall and PEHL at the closing 1,600,000 British pounds sterling (approximately U.S. $3,082,000 based on the exchange rate in effect on March 18, 2005) in accordance with the terms of a loan agreement entered into by those entities at the closing. The loaned funds were used to immediately repay outstanding intercompany debt owed by Pascall and PEHL to Intelek Properties Limited.

         We and Intelek PLC have agreed to guarantee payment when due of all amounts payable by XCEL and Intelek Properties Limited, respectively, under the PEHL purchase agreement. Emrise and XCEL have agreed to seek to replace the guaranty that Intelek Properties Limited has given to Pascall's landlord with a guaranty from us, and XCEL has agreed to indemnify Intelek Properties Limited and its affiliates for damages they suffer as a result of any failure to obtain the release of the guarantee of the 17-year lease that commenced in May 1999. The leased property is a 30,000 square-foot administration, engineering and manufacturing facility located off the south coast of England.

         Intelek Properties Limited has agreed to various restrictive covenants that apply for various periods following the closing. The covenants include non-competition with Pascall's business, non-interference with Pascall's customers and suppliers, and non-solicitation of Pascall's employees. In conjunction with the closing, Intelek Properties Limited, XCEL, Intelek PLC and we entered into a Supplemental Agreement dated March 18, 2005. The Supplemental Agreement provides, among other things, that an interest-free bridge loan of 200,000 British pounds sterling (approximately U.S. $385,400 based on the exchange rate in effect on March 17, 2005) that was made by Intelek Properties Limited to Pascall on March 17, 2005 would be repaid by Pascall by March 31, 2005. XCEL agreed to ensure that Pascall has sufficient funds to repay the bridge loan. The bridge loan was repaid in full by Pascall to the seller on the March 31, 2005 due date.

         We have consolidated the results of operations of Pascall beginning from the date of acquisition, March 18, 2005. Based on current sales projections, we anticipate that the Pascall acquisition will be accretive to our earnings per share despite the associated expenses relating both to the payment of the purchase price and the operation and integration of the Pascall business. We expect to increase Pascall's sales to its existing customers in the United States and to sell Pascall's products to Emrise's existing customers as a result of our local presence and enhanced support from our United States-based sales and marketing staff. We plan to consolidate a number of administrative functions of our two United Kingdom-based subsidiary's operations into the Pascall facility, which we anticipate will result in significant administrative and facilities cost savings.

         The following table summarizes the unaudited assets acquired and liabilities assumed in connection with this acquisition, including $615,000 in acquisition costs:

                                                             Dollars
                                                           in Thousands
                                                           ------------

         Current assets                                    $     6,196
         Property, plant and equipment                           1,367
         Intangibles, including goodwill                         4,721
                                                           -----------
         Total assets acquired                                  12,284
         Current liabilities                                     2,535
         Other liabilities                                          80
                                                           -----------
         Total liabilities assumed                               2,615
                                                           -----------
         Net assets acquired                               $     9,669
                                                           ===========

         The purchase price represented a significant premium over the recorded net worth of Pascall's assets. In determining to pay this premium, we considered various factors, including the opportunities that Pascall presented for us to add RF components and RF subsystem assemblies to our product offerings, the marketing resources of Pascall in the United States power supplies market, and expected synergies between Pascall's business and our existing power supplies business.

         The following table summarizes, on an unaudited pro forma basis, the combined results of operations of Emrise, Larus Corporation and Pascall, as though the acquisition occurred as of January 1, 2004. The pro forma amounts give effect to appropriate adjustments for interest expense and income taxes. The pro forma amounts presented are not necessarily indicative of future operating results (in thousands, except per share amounts).

                                                     Three Months Ended
                                                          March 31,
                                             -----------------------------------
                                                  2005                 2004
                                             --------------       --------------
Revenues                                     $       10,540       $       12,215
Net income                                   $         (189)      $          644
Earnings per share of common stock
   Basic                                     $        (0.01)      $         0.02
                                             ==============       ==============
   Diluted                                   $        (0.01)      $         0.02
                                             ==============       ==============

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

         Revenues from services such as repairs and modifications are recognized when the service has been completed and invoiced. For repairs that involve shipment of a repaired product, we recognize repair revenues when the product is shipped back to the customer. Service revenues represented 4.8% and 5.7% of net sales during the three months ended March 31, 2005 and the year ended December 31, 2004, respectively.

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

     FOREIGN CURRENCY TRANSLATION

         We have foreign subsidiaries that together accounted for 57.3% of our net revenues, 46.0% of our assets and 39.0% of our total liabilities as of and for the year ended December 31, 2004, and 55.0% of our net revenues, 54.3% of our assets and 48.2% of our total liabilities as of and for the three months ended March 31, 2005. In preparing our consolidated financial statements, we are required to translate the financial statements of our foreign subsidiaries from the currencies in which they keep their accounting records into United States dollars. This process results in exchange gains and losses which, under relevant accounting guidance, are either included within our statement of operations or as a separate part of our net equity under the caption "accumulated other comprehensive income (loss)."

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

         Based on our assessment of the factors discussed above, we consider the functional currency of each of our international subsidiaries as each subsidiary's local currency. Accordingly, we had cumulative translation gains of $46,000 and $487,000 that were included as part of accumulated other comprehensive income within our balance sheet at March 31, 2005 and December 31, 2004, respectively. During the three months ended March 31, 2005 and the year ended December 31, 2004, we included translation adjustments of losses of approximately $441,000 and $379,000, respectively, under accumulated other comprehensive income (loss).

         If we had determined that the functional currency of our subsidiaries was United States dollars, these gains or losses would have decreased or increased our loss for these periods. The magnitude of these gains or losses depends upon movements in the exchange rates of the foreign currencies in which we transact business as compared to the value of the United States dollar. These currencies include the euro, the British pound sterling and the Japanese yen. Any future translation gains or losses could be significantly higher or lower than those we recorded for these periods.

     INTANGIBLES, INCLUDING GOODWILL

         We periodically evaluate our intangibles, including goodwill, for potential impairment. Our judgments regarding the existence of impairment are based on legal factors, market conditions and operational performance of our acquired businesses.

         In assessing potential impairment of goodwill, we consider these factors as well as forecasted financial performance of the acquired businesses. If forecasts are not met, we may have to record additional impairment charges not previously recognized. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of those respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets that were not previously recorded. If that were the case, we would have to record an expense in order to reduce the carrying value of our goodwill. On January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," and were required to analyze our goodwill for impairment issues by June 30, 2002, and then at least annually after that date or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. At March 31, 2005 and December 31, 2004, the reported goodwill totaled $10,552,000 and $5,881,000, respectively (net of accumulated amortization of $1,084,000). During the quarter ended March 31, 2005 and the year ended December 31, 2004, we did not record any impairment losses related to goodwill and other intangible assets.

         In conjunction with our July 2004 acquisition of Larus Corporation, we have commissioned a valuation firm to determine what portion of the purchase price should be allocated to identifiable intangible assets. Although the valuation analysis is still in progress, we have estimated that the Larus trade name and trademark are valued at $2,800,000 and that the technology and customer relationships are valued at $800,000. Goodwill associated with the Larus Corporation acquisition totaled $3,363,000. The Larus trade name and trademark were determined to have indefinite lives and therefore are not being amortized but rather are being periodically tested for impairment. The technology and customer relationships were both estimated to have ten-year lives and, as a result, $40,000 of amortization expense was recorded and charged to administrative expense in 2004. The valuation of the identified intangible assets is expected to be completed during the quarter ending June 30, 2005 and could result in changes to the value of these identified intangible assets and corresponding changes to the value of goodwill. However, we do not believe these changes will be material to our financial position or results of operations.

         In conjunction with our March 2005 acquisition of Pascall, we are preparing to commission a valuation firm to determine what portion of the purchase price should be allocated to identifiable intangible assets. We have considered whether the acquisition included various types of identifiable intangible assets, including without limitation patents, covenants not to compete, customers, trade names and trademarks. We have estimated that the Pascall trade name and trademark are valued at $50,000 and believe that no other identifiable intangible assets of value were acquired. Accordingly, we have estimated that the goodwill associated with the Pascall acquisition totaled $4,671,000. The Pascall trade name and trademark were determined to have indefinite lives and therefore are not being amortized but rather are being periodically tested for impairment. The valuation of the identified intangible assets is expected to be completed during the quarter ending September 30, 2005 and could result in changes to the value of these identified intangible assets and corresponding changes to the value of goodwill. However, we do not believe these changes will be material to our financial position or results of operations.

RESULTS OF OPERATIONS

         The table presented below, which compares our results of operations for the three months ended March 31, 2005 to our results of operations for the three months ended March 31, 2004, presents the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net sales. The columns present the following:

         o The first two data columns show the absolute results for each period presented.

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

         o The last two columns show the results for each period as a percentage of net sales.

                                                                                                             RESULTS AS A PERCENTAGE
                                                                               DOLLAR         PERCENTAGE      OF NET SALES FOR THE
                                                 THREE MONTHS ENDED            VARIANCE        VARIANCE        THREE MONTHS ENDED
                                                       MARCH 31,              -----------     -----------           MARCH 31,
                                            ------------------------------     FAVORABLE       FAVORABLE     -----------------------
                                                 2005             2004       (UNFAVORABLE)   (UNFAVORABLE)     2005          2004
                                            ---------------------------------------------------------------------------------------
                                                          (DOLLARS IN THOUSANDS)
Net sales
    Electronic components ..............     $     3,807      $     3,905     $       (98)       (2.5)%        52.2%         63.1%
    Communications equipment ...........     $     3,492      $     2,287     $     1,205        52.7%         47.8%         36.9%
                                            ---------------------------------------------------------------------------------------
    Total net sales ....................     $     7,299      $     6,192     $     1,107        17.9%        100.0%        100.0%
                                            ---------------------------------------------------------------------------------------
Cost of sales
    Electronic components ..............     $     2,368      $     2,264     $      (104)       (4.6)%        62.2%         58.0%
    Communications equipment ...........     $     1,819      $     1,181     $      (638)       54.0%         52.1%         51.6%
                                            ---------------------------------------------------------------------------------------
    Total cost of sales ................     $     4,187      $     3,445     $      (742)       21.5%         57.4%         55.6%
                                            ---------------------------------------------------------------------------------------
Gross profit
    Electronic components ..............     $     1,439      $     1,641     $      (202)      (12.3)%        37.8%         42.0%
    Communications equipment ...........     $     1,673      $     1,106     $       567        51.3%         47.9%         48.4%
                                            ---------------------------------------------------------------------------------------
    Total gross profit .................     $     3,112      $     2,747     $       365        13.3%         42.6%         44.4%
                                            ---------------------------------------------------------------------------------------
Selling, general and administrative
   expenses ............................     $     2,831      $     2,217     $       614        27.7%         38.8%         35.8%
Engineering and product development
   expenses ............................     $       532      $       283     $       249        88.0%          7.3%          4.6%
Operating income (loss) ................     $      (251)     $       247     $      (498)     (201.6)%        (3.4)%         4.0%
Interest expense, net ..................     $        30      $        96     $       (66)      (68.8)%        (0.4)%        (1.6)%
Other (income) expense .................     $         3      $         6     $        (3)      (50.0)%        (0.4)%        (0.1)%
Income (loss) before income tax
   expense .............................     $      (284)     $       145     $      (429)     (295.9)%        (3.9)%         2.3
Income tax expense .....................     $        66      $        75     $        (9)      (12.0)%         0.9%          1.2
                                            ---------------------------------------------------------------------------------------
Net income (loss) ......................     $      (350)     $        70     $      (420)     (600.0)%        (4.8)%         1.1%
                                            =======================================================================================

         NET SALES. The $1,107,000 (17.9%) increase in total net sales for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 resulted from the combination of a $98,000 (2.5%) decrease in net sales of our electronic components and a $1,205,000 (52.7%) increase in net sales of our communications equipment products and services.

         ELECTRONIC COMPONENTS. The decrease in net sales of our electronic components segment resulted from a $177,000 (13.4%) decrease in net sales of switches by Emrise Electronics' Digitran division that we believe was primarily due to the higher levels of shipments of our digital switches to meet the military's demand for the Iraq war not repeating in the three months ended March 31, 2005, and a $693,000 (29.0%) decrease in net sales of power supplies manufactured by our XCEL Power Systems Ltd. subsidiary that we believe was primarily because the second traunche of power supply shipments on the Eurofighter Typhoon program had not yet begun during the three months ended March 31, 2005.

         These decreases were partially offset by the contribution of $722,000 in net sales of power supplies and RF components and subsystem assemblies by Pascall, which subsidiary we acquired on March 18, 2005. The three months ended March 31, 2005 is the first period in which we reported sales of RF components and RF subsystem assemblies. Excluding these sales by Pascall, our electronic components segment sales declined 21.0% in the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. We currently anticipate that our sales of electronic components will increase in subsequent quarters of 2005, with the greatest anticipated period of growth occurring in late 2005 and throughout 2006 based upon informal indications we have received from various customers.

         COMMUNICATIONS EQUIPMENT. The $1,205,000 (52.7%) increase in net sales of our communications equipment segment resulted primarily from the inclusion of $1,509,000 of net sales of communication timing and synchronization products attributable to our acquisition of Larus Corporation that occurred on July 13, 2004. This increase was partially offset by a $314,000 (18.4%) decline in net sales of network access equipment and transmission products manufactured by CXR-AJ, which we believe primarily was due to the delay in placement of key military communication contracts in Europe. Communications test equipment net sales remained flat at $583,000 for the three months ended March 31, 2005 as compared to $573,000 for the three months ended March 31, 2004, primarily due to a continued low demand by the major United States telecommunications companies and a delay in continued shipments on a long-term government infrastructure program due to customer technical issues. We anticipate that sales of our communications test equipment will remain flat throughout the remainder of 2005. However, we anticipate that sales of our network access products both in France and more importantly in the United States will grow as new sales channels and our stronger marketing presence becomes effective and we work to utilize our two new United States-based distributors we established relationships with during the three months ended March 31, 2005. We also anticipate that sales of our communication timing and synchronization products will show further growth as we build our business with telecommunications companies in 2005 and beyond.

         GROSS PROFIT. The 1.8 percentage point decrease in gross profit as a percentage of total net sales and the $365,000 (13.3%) increase in total gross profit for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 resulted from a gross profit decrease in our electronic components segment that was offset by a gross profit increase in our communications equipment segment.

         ELECTRONIC COMPONENTS. The $202,000 (12.3%) decrease in gross profit for our electronic components segment was primarily due to lower sales volumes in both our digital switch and power supply businesses. The 4.2 percentage point decrease in gross profit as a percentage of total net sales of electronic components primarily resulted from the increased cost of sales in the manufacture of our switch products due to higher material costs, which decreased Digitran's gross profit for digital switches by $250,000 (28.0%). This decrease was partially offset by a $73,000 (11.0%) increase in gross profit on power supplies and RF components and subsystems primarily due to the contribution from Pascall of $181,000 in the last 13 days of the three months ended March 31, 2005, which masked a $112,000 (18.0%) decrease in gross profit contributed by XCEL Corporation Ltd. primarily due to lower sales volumes of power supplies as discussed above. We expect overall sales of power supplies in 2005 to exceed overall sales of power supplies in 2004 and to grow further in 2006 based upon informal indications we have received from various customers.

         COMMUNICATIONS EQUIPMENT. The $567,000 (51.3%) increase in gross profit for our communications equipment segment was primarily due to the inclusion of $675,000 in gross profit during the quarter ended March 31, 2005 attributable to net sales of network access and communication timing and synchronization products that we did not offer prior to our acquisition of Larus Corporation in July 2004. Excluding the addition of these sales, gross profit for communications equipment decreased approximately $108,000 (9.8%) primarily due to a $130,000 (17.4%) decrease in gross profit at CXR-AJ due to lower sales volume of its network access products as compared to the prior year period.

         The 0.5 percentage point decrease in this segment's gross profit as a percentage of total net sales was primarily the result of the larger contribution of the lower margin CXR Larus communication timing and synchronization products and CXR-AJ network access products as compared to the higher margin test equipment.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The $614,000 (27.7%) increase in selling, general and administrative expenses for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 and the 3.0 percentage point increase in selling, general and administrative expenses as a percentage of total net sales were primarily due to:

         o a $27,000 (20.0%) increase in sales commissions primarily due to the inclusion of our Larus division's sales commission expenses;

         o a $361,000 (53.0%) increase in other selling and marketing expenses primarily due to the inclusion of our Larus division's selling expenses, attendance at tradeshows and increased advertising and marketing of our electronic components;

         o a $225,000 (16.0%) increase in administrative expenses primarily due to the inclusion of $166,000 and $30,000 of administrative costs for our Larus division and for Pascall, respectively; and

         o $72,000 in administrative expenses relating to our review of internal controls pursuant to Section 404 of the Sarbanes Oxley Act of 2002.

         We anticipate that selling, general and administrative expenses for the remainder of 2005 will remain at levels higher than those we experienced last year due to the Larus Corporation and Pascall acquisitions, increased investments in new products, sales and marketing expenses for our new low profile rotary and digital switches, increased activity in searching for and analyzing potential acquisitions, expansion of our investor relations program and increased corporate governance activities in response to the Sarbanes-Oxley Act of 2002 and recently adopted rules and regulations of the Securities and Exchange Commission. However we continue to seek efficiency and cost savings at all operations and anticipate we will further reduce our selling, general and administrative expenses by an estimated $625,000 on an annual basis over the current levels as a result of sales, marketing and administrative staffing reductions implemented in our communications equipment segment subsequent to March 31, 2005.

         ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses consist primarily of research and product development activities. The $249,000 (88.0%) increase in these expenses resulted primarily from the inclusion of $190,000 expenses attributable to our Larus division and a $37,000 increase in research and engineering expenses related to our new low profile rotary switches. We expect this higher level of expense to continue throughout 2005 as we continue to develop our new family of rotary switches and pursue long -term opportunities in the timing and synchronization market. Subsequent to March 31, 2005, we eliminated one of our two engineering directors at CXR Larus, which we anticipate will offset approximately $75,000 of our increased engineering expenses on an annual basis.

         INTEREST EXPENSE, NET. Interest expense increased marginally by $6,000 (6.3%) to $102,000 for the three months ended March 31, 2005 as compared to $96,000 for the three months ended March 31, 2004 due to the issuance of $3,000,000 of notes for the acquisition of Larus Corporation. This increase was partially offset by reduced interest expenses related to our new Wells Fargo Bank loan and reduced loan balances of our United Kingdom operations. In addition, we recorded $72,000 of interest income in the three months ended March 31, 2005, which was earned on the proceeds of the January 2005 private placement. We did not have interest income during the three months ended March 31, 2004.

         INCOME TAX EXPENSE. Income tax expense for the three months ended March 31, 2005 was $66,000, compared to $75,000 for the three months ended March 31, 2004. Although we are reporting a consolidated loss before income taxes of $284,000 for the quarter, our foreign subsidiaries achieved combined income before income taxes of $190,000, which at the rates effective in the respective countries resulted in the reported current tax expense of $66,000.

         NET INCOME. The net income for the three months ended March 31, 2005 decreased by $420,000 to a loss of $350,000 as compared to net income of $70,000 for the three months ended March 31, 2004. The decrease was primarily due to the impact of planned increased sales and marketing expenses to launch new products and improve the marketing and sales efforts in promoting our existing products and the addition of similar expenses of Larus Corporation designed to increase future revenue and net income together with the substantial increase in research and development associated primarily with our communication timing products. Also contributing to the loss were delays in significant telecommunications orders in France for network access products and in the United States for test equipment, that had been expected during the three months ended March 31, 2005. We continue to closely monitor costs throughout our operations and have reduced costs through staffing reductions in our communications equipment operations in the United States as detailed above.

LIQUIDITY AND CAPITAL RESOURCES

         During the year ended December 31, 2004, we funded our operations primarily through revenue generated from our operations and through our existing and previous lines of credit with Wells Fargo Bank, N.A., Wells Fargo Business Credit, Inc. and various foreign banks. During the three months ended March 31, 2005, we continued to rely on these sources and also raised approximately $16,893,000 in net proceeds through a private placement of equity securities in January 2005 as described below. As of March 31, 2005, we had working capital of $14,932,000, which represented a $9,392,000 (169.5%) increase from working capital of $5,540,000 at December 31, 2004, primarily due to the proceeds from the private placement and the addition of the working capital of Pascall. At March 31, 2005 and December 31, 2004, we had accumulated deficits of $16,756,000 and $16,406,000, respectively, and cash and cash equivalents of $6,861,000 and $1,057,000, respectively.

         Accounts receivable increased $1,849,000 (31.9%) during the three months ended March 31, 2005 from $5,796,000 as of December 31, 2004 to $7,645,000 as of March 31, 2005. Sales attributable to the Pascall acquisition contributed $2,700,000 to accounts receivable at March 31, 2005. Without the acquisition of Pascall, our receivables would have decreased $851,000 (14.7)% during the three months ended March 31, 2005, primarily due to increased collections. Days sales outstanding, which is a measure of our average accounts receivable collection period, increased from 69 days for the year ended December 31, 2004 to 83 days for the three months ended March 31, 2005. This calculation is skewed because $2,700,000 of Pascall receivables were included in our accounts receivable balance at March 31, 2005 while only 13 days of Pascall's sales, totaling $722,000, were included in our results for the quarter ended March 31, 2005. Excluding Pascall's sales, days sales outstanding was 68, which represents a slight improvement for the quarter as compared to fiscal 2004. Our customers include many Fortune 500 companies in the United States and similarly large companies in Europe and Asia. Because of the financial strength of our customer base, we have virtually eliminated our bad debt reserves.

         Inventory balances increased $2,394,000 (36.9%) during the three months ended March 31, 2005, from $6,491,000 at December 31, 2004 to $8,885,000 at
March 31, 2005. Inventory represented 21.4% and 25.9% of our total assets as of March 31, 2005 and December 31, 2004, respectively. Included in the March 31, 2005 amount is $2,165,000 of inventory attributable to Pascall. Excluding the effect of this inclusion, inventory would have increased by $229,000 (3.4%) and would have represented 18.8% of total assets (excluding the $5,841,000 of total assets related to Pascall) at March 31, 2005. Inventory turnover, which is a ratio that indicates how many times our inventory is sold and replaced over a specified period, declined to 2.2 times (excluding Pascall, turnover would have decline to 1.8 times) for the three months ended March 31, 2005 as compared to
2.6 times for the year ended December 31, 2004 due to the decline in sales revenues.

         We took various actions to reduce costs in 2004. These actions were intended to reduce the cash outlays of our communications equipment segment to match its revenue rate. We also have contracted with offshore manufacturers for production of test equipment components at lower prices than we previously paid to our former suppliers and have received shipments of quality components from these offshore suppliers. We continued with this method of operation throughout the three months ended March 31, 2005 and anticipate implementing this method in our communication timing and synchronization business.

         Cash used in our operating activities totaled $1,370,000 for the three months ended March 31, 2005 as compared to cash provided by operating activities of $632,000 for the three months ended March 31, 2004. This $2,002,000 decrease in operating cash flows primarily resulted from net losses in the three months ended March 31, 2005 as compared to net income in the comparable period in the prior year, as well as increased payment of accounts payable and accrued expenses.

         Cash used in our investing activities totaled $9,378,000 for the three months ended March 31, 2005 as compared to $96,000 for the three months ended March 31, 2004. Included in the results for the three months ended March 31, 2005 are net cash of $9,341,000 used to acquire Pascall and $37,000 of property, plant and equipment purchases for production facility upgrade, telecommunications, management information systems and computer controlled production machinery for our new low profile rotary and digital switches. The investments for the three months ended March 31, 2004 were mostly property, plant and equipment purchases.

         Cash provided by our financing activities totaled $16,993,000 for the three months ended March 31, 2005 as compared to $569,000 of cash used in our financing activities for the three months ended March 31, 2004. The change is primarily due to the net proceeds of $16,893,000 from the issuance of common stock in the January 2005 private placement.

         On June 1, 2004, Emrise Electronics and CXR Larus, together with Emrise acting as guarantor, obtained a credit facility from Wells Fargo Bank, N.A. for our domestic operations. This facility is effective through July 1, 2005 and replaced the previous credit facility we had with Wells Fargo Business Credit, Inc. No prepayment penalty was due because the prior loan contract excluded from prepayment penalties loans replaced with new credit facilities from Wells Fargo Bank, N.A. The new credit facility is subject to an unused commitment fee equal to 0.25% per annum, payable quarterly based on the average daily unused amount of the line of credit described in the following paragraph.

         The new credit facility provides a $3,000,000 revolving line of credit secured by accounts receivable, other rights to payment and general intangibles, inventories and equipment. Borrowings do not need to be supported by specific receivables or inventory balances unless aggregate borrowings under the line of credit and the term loan described in the following paragraph exceed $2,000,000 for 30 consecutive days (a "conversion event"). If a conversion event occurs, the line of credit will convert into a formula-based line of credit until the borrowings are equal to or less than $2,000,000 for 30 consecutive days. The formula generally provides that outstanding borrowings under the line of credit may not exceed an aggregate of 80% of eligible accounts receivable, plus 15% of the value of eligible raw material inventory, plus 30% of the value of eligible finished goods inventory. The interest rate is variable and is adjusted monthly based on the prime rate plus 0.5%. The prime rate at March 31, 2005 was 5.50%.

         The credit facility also provides for a term loan of $150,000 secured by equipment, amortizable over 36 months at a variable rate equal to the prime rate plus 1.5%. The term loan portion of the facility had a balance of $112,000 at March 31, 2005.

         Wells Fargo Bank, N.A. has also provided us with $300,000 of credit available for the purchase of new capital equipment when needed through July 1, 2005, of which a balance of $142,000 was outstanding at March 31, 2005. The interest rate is equal to the 90-day London InterBank Offered Rate ("LIBOR") rate (3.10% at March 31, 2005) plus 3.75% per annum. Amounts borrowed under this arrangement are amortized over 60 months from the respective dates of borrowing.

         The previous credit facility bore interest at the prime rate plus 1.0% and was subject to a $13,500 minimum monthly interest fee plus an unused commitment fee equal to 0.25% per annum. The average amounts outstanding on the revolving portions of the previous and new credit facilities during the year ended December 31, 2004 and the three months ended March 31, 2005 were $1,035,000 and $400,000, respectively. The prime rate averaged approximately 4.25% in 2004 and approximately 5.5% during the three months ended March 31, 2005. Therefore, during 2004 the average annual interest cost on the new revolving line of credit was approximately $49,162 while the average annual interest cost on the prior revolving line of credit was approximately $162,000 due to the minimum interest rate charge of $13,500 per month. During the three months ended March 31, 2005, interest on the new revolving line of credit totaled approximately $7,000 and was not subject to the $13,500 per month minimum interest charge that applied during the three months ended March 31, 2004.

         At March 31, 2005, we had no outstanding balance owing under the revolving credit line and we had $2,000,000 of availability on the non-formula based portion of the credit line. The credit facility is subject to various financial covenants. At March 31, 2005, we were in compliance with those financial covenants. The minimum debt service coverage ratio of each of Emrise Electronics and CXR Larus must be not less than 1.50:1.00 on a trailing four-quarter basis. "Debt service coverage ratio" is defined as net income plus depreciation plus amortization, minus non-financed capital expenditures, divided by current portion of long-term debt measured quarterly. The current ratio of each of Emrise Electronics and CXR Larus must be not less than 1.50:1.00, determined as of each fiscal quarter end. "Current ratio" is defined as total current assets divided by total current liabilities. Net income after taxes of each of Emrise Electronics and CXR Larus must be not less than $1.00 on an annual basis, determined as of the end of each quarter. Net profit after taxes of each of Emrise Electronics and CXR Larus must be not less than $1.00 in each fiscal quarter immediately following a fiscal quarter in which that entity incurred a net loss after taxes. Total liabilities divided by tangible net worth of our domestic operations on a consolidated basis must not at any time be greater than 2.00:1.00, determined as of each fiscal quarter end. Tangible net worth of us and all of our subsidiaries on a consolidated basis must not at any time be less than $5,200,000, measured at the end of each quarter. "Total liabilities" is defined as current liabilities plus non-current liabilities, minus subordinated debt. "Tangible net worth" is defined as stockholders' equity plus subordinated debt, minus intangible assets.

         The credit facility expires in July 2005. At March 31, 2005, there was no balance outstanding under the revolving line of credit. We currently intend to seek renewal of the credit facility and believe that the bank will be amenable to renewing it. However, if we are unable to obtain a renewal of the credit facility, we believe we will have sufficient funds available to timely repay any additional amounts we may borrow under the credit facility prior to its expiration.

         On July 13, 2004, we issued two promissory notes to the former stockholders of Larus Corporation totaling $3,000,000 in addition to paying cash and issuing shares of common stock and two zero interest short-term notes totaling $887,500 that we repaid in 2004, in exchange for 100% of the capital stock of Larus Corporation. These notes are subordinated to our bank debt and are payable in 72 equal monthly payments of principal totaling $41,667 per month plus interest at the 30-day LIBOR rate plus 5% with a maximum interest rate of 7% during the first two years of the term of the notes, 8% during the third and fourth years and 9% thereafter. As of March 31, 2005, the 30-day LIBOR rate was 2.86%. The total balance on these promissory notes as of March 31, 2005 was $2,625,000.

         As of March 31, 2005, our foreign subsidiaries had credit facilities, including lines of credit and term loans, with Venture Finance PLC, a subsidiary of the global Dutch ABN AMRO Holdings, N.V. financial institution, in England, IFN Finance, a subsidiary of ABN AMRO Holdings, N.V., Banc National de Paris, Societe Generale in France and Sogelease and Johnan Shinkin Bank in Japan. As of March 31, 2005, the balances outstanding under our United Kingdom, France and Japan credit facilities were $1,230,000, $692,000 and $52,000, respectively.

         XCEL Japan Ltd., or XJL, obtained a term loan on November 29, 2002 from Johnan Shinkin Bank. The loan is amortized over five years, carries an annual fixed interest rate of 3.25% and is secured by the assets of XJL. The balance of the loan as of March 31, 2005 was $52,000 using the exchange rate in effect at that date for conversion of Japanese yen into United States dollars. There are no financial performance covenants applicable to this loan.

         XPS, one of our United Kingdom subsidiaries, obtained a credit facility with Venture Finance PLC in November 2002. This credit facility expires on November 15, 2005. Using the exchange rate in effect at March 31, 2005 for the conversion of British pounds sterling into United States dollars, the facility is for a maximum of $2,685,000 and includes a $627,000 unsecured cash flow loan, a $143,000 term loan secured by fixed assets, and the remainder is a loan secured by accounts receivable and inventory. The interest rate is the base rate of Venture Finance PLC (4.75% at March 31, 2005) plus 2%, and is subject to a minimum rate of 4% per annum. There are no financial performance covenants applicable to this credit facility.

         In April 2003, CXR-AJ obtained a credit facility from IFN Finance, a subsidiary of ABN AMRO N.V. This credit facility is for a maximum of $1,488,000, based on the exchange rate in effect at March 31, 2005 for the conversion of euros into United States dollars. CXR-AJ also had $74,000 of term loans with several French banks outstanding as of March 31, 2005. The IFN Finance facility is secured by accounts receivable and carries an annual interest rate of 1.6% above the French "T4M" rate. At March 31, 2005, the French T4M rate was 2.05% and this facility had a balance of $692,000. This facility has no financial performance covenants.

         Our backlog was $15,021,000 as of March 31, 2005 as compared to $9,830,000 as of March 31, 2004. The increase in backlog was primarily due to the addition of $4,925,000 of backlog for Pascall. Our backlog as of March 31, 2005 was 91.7% related to our electronic components business, which business tends to provide us with long lead-times for our manufacturing processes due to the custom nature of the products, and 8.3% related to our communications equipment business, which business tends to deliver standard products from stock as orders are received. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

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

         We used a portion of the proceeds from the January 2005 private placement to fund the acquisition of Pascall described above under the heading "Overview." In connection with the Pascall acquisition, we loaned to XCEL Corporation Ltd. approximately $10,100,000 in cash that was used to acquire Pascall and to repay Pascall's existing intercompany debt. As described above, the Pascall purchase price is subject to upward or downward adjustment, and we have guaranteed obligations of XCEL Corporation Ltd. in connection with the Pascall acquisition and have agreed to indemnify Pascall's former parent in connection with obligations under Pascall's facilities lease.

         We included in our annual report on Form 10-K for the year ended December 31, 2004 a contractual obligations table that outlines payments due from us or our subsidiaries under our lines of credit and other significant contractual obligations through 2009, exclusive of interest. During the three months ended March 31, 2005, no material changes in this information occurred outside the ordinary course of business.

         We intend to grow our business through both internal growth and through further acquisitions that we identify as being potentially both synergistic and accretive of our earnings. Any additional acquisitions would likely be funded through the use of cash and/or a combination of cash and our stock.

         We believe that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, including the credit facilities we have and the remaining proceeds we have from the January 2005 private placement, will be adequate to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months. If, however, our capital requirements or cash flow vary materially from our current projections, if unforeseen circumstances occur, or if we require a significant amount of cash to fund future acquisitions, we may require additional financing. Our failure to raise capital, if needed, could restrict our growth, limit our development of new products or hinder our ability to compete.

EFFECTS OF INFLATION

         The impact of inflation and changing prices has not been significant on the financial condition or results of operations of either our company or our operating subsidiaries.

IMPACTS OF NEW ACCOUNTING PRONOUNCEMENTS

         In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period costs. The provisions of SFAS No. 151 are effective for our fiscal 2006. We are currently evaluating the provisions of SFAS No. 151 and do not expect that adoption will have a material effect on our financial position, results of operations or cash flows.

         In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," which addresses the accounting for employee stock options. SFAS No. 123(R) eliminates the ability to account for shared-based compensation transactions using APB Opinion No. 25 and generally would require instead that such transactions be accounted for using a fair value-based method. SFAS No. 123(R) also requires that tax benefits associated with these share-based payments be classified as financing activities in the statement of cash flow rather than operating activities as currently permitted. SFAS No. 123(R) becomes effective for interim or annual periods beginning after June 15, 2005. Accordingly, we are required to apply SFAS No. 123(R) beginning in the quarter ending September 30, 2005. SFAS No. 123(R) offers alternative methods of adopting this final rule. At the present time, we have not yet determined which alternative method we will use.

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

         A substantial portion of our notes payable and long-term debt have variable interest rates based on the prime interest rate and/or the lender's base rate, which exposes us to risk of earnings loss due to changes in such interest rates. Our annual report on Form 10-K for the year ended December 31, 2004 contains information about our debt obligations that are sensitive to changes in interest rates under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk." There were no material changes in those market risks during the three months ended March 31, 2005.

ITEM 4.  CONTROLS AND PROCEDURES.

         On April 5, 2005, in connection with its audit of our consolidated financial statements for the year ended December 31, 2004, Grant Thornton LLP, our independent registered public accounting firm, advised our audit committee and management of two matters that Grant Thornton LLP considers to be "material weaknesses" as that term is defined under standards established by the Public Company Accounting Oversight Board (United States).

         The first matter related to our need for additional staff with expertise in preparing required disclosures in the notes to the financial statements, and our need to develop greater internal resources for researching and evaluating the appropriateness of complex accounting principles and for evaluating the effects of new accounting pronouncements on us. Our growth during and since 2004 as a result of our acquisitions of Larus Corporation and Pascall and the increased complexity surrounding our financing arrangements are major contributors to the need for additional resources in financial reporting.

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

         We considered these matters in connection with the preparation of the December 31, 2004 consolidated financial statements included in our most recent Form 10-K and also determined that no prior period financial statements were materially affected by such matters. In response to the observations made by Grant Thornton LLP, on April 7, 2005, we engaged financial consultants who are certified public accountants with the requisite background and experience to prepare required disclosures in the notes to our financial statements and to provide greater internal resources for researching and evaluating the appropriateness of complex accounting principles and for evaluating the effects that new accounting pronouncements may have on us. In addition, we recognize that the risk of an unauthorized disbursement exists without proper segregation of duties between check-writing and record keeping. However, every month we review the listing of checks produced and research any check number that is missing or questionable. We believe this type of detective control would identify unauthorized disbursements. Additionally, on May 6, 2005, we limited the system access for those individuals performing this review such that there are appropriate mitigating controls over the incompatible duties with regard to our disbursements. We believe these steps will address the matters raised by Grant Thornton LLP.

         Our Chief Executive Officer and Acting Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) were not effective as of March 31, 2005 with respect to the material weaknesses identified in the areas of financial statement disclosures and segregation of duties in the cash disbursements cycle as discussed above.

         During the quarter ended March 31, 2005, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         We are not a party to any material pending legal proceedings.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     RECENT SALES OF UNREGISTERED SECURITIES

         In January 2005, we issued to one entity a three-year warrant to purchase 25,000 shares of common stock at an exercise price of $2.00 per share as partial consideration for investor relations services.

         In January 2005, we issued 12,503,500 shares of common stock at a purchase price of $1.44 per share and five-year investor warrants to purchase up to an additional 3,125,875 shares of common stock at an exercise price of $1.73 per share in a private offering to 17 record holders pursuant to a securities purchase agreement. We paid cash placement agent fees and expenses of approximately $961,000 and issued a five-year placement agent warrant to purchase up to 650,310 shares of common stock at an exercise price of $1.73 per share. We also entered into a registration rights agreement in which we agreed to register for resale the shares of common stock issued to investors and the shares of common stock issuable upon exercise of the investor warrants and placement warrants.

         In March 2005, we issued to one entity a three-year warrant to purchase up to 85,000 shares of common stock at an exercise price of $1.86 per share as partial consideration for financial advisory services.

         Exemption from the registration provisions of the Securities Act of 1933 for the transactions described above is claimed under Section 4(2) of the Securities Act of 1933, among others, on the basis that such transactions did not involve any public offering and the purchasers were sophisticated or accredited with access to the kind of information registration would provide.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS.

 Number                                Description
 ------                                -----------

   2.1 Agreement dated March 1, 2005 among Intelek Properties Limited, XCEL Corporation Limited, Intelek PLC and Emrise Corporation relating to the sale and purchase of the outstanding capital shares of Pascall Electronic (Holdings) Limited (1)

   2.2 Supplemental Agreement dated March 18, 2005 among Intelek Properties Limited, XCEL Corporation
               Limited, Intelek PLC and Emrise Corporation (1)

    10 Loan Agreement dated March 18, 2005 among XCEL Corporation Limited, Pascall Electronics Limited and Pascall Electronic (Holdings) Limited (1)

    31 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32 Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

------------------

(1) Filed as an exhibit to the Registrant's current report on Form 8-K for March 18, 2005 and incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            EMRISE CORPORATION

Dated: May 16, 2005         By: /S/ CARMINE T. OLIVA
                                ------------------------------------------------
                                Carmine T. Oliva, Chairman of the Board,
                                Chief Executive Officer and President
                                (principal executive officer)

                            By: /S/ CARMINE T. OLIVA
                                ------------------------------------------------
                                Carmine T. Oliva, Acting Chief Financial Officer (principal financial and accounting officer)

                        EXHIBITS ATTACHED TO THIS REPORT

  EXHIBIT
  NUMBER                              DESCRIPTION
  -------                             -----------

    31 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32 Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002