Form 10-Q/A
period 2005-03-31
Emrise CORP
filed 2005-06-17
CIK 854852

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

                                                      PART II
                                                 OTHER INFORMATION

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


                                                                                          Three Months
                                                                                        Ended March 31,
                                                                                ------------------------------
                                                                                   2005               2004
                                                                                ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $       (350)     $         70
   Adjustments to reconcile net income (loss) to cash provided by (used in)
     operating activities:
       Depreciation and amortization                                                      97                59
       Provision for inventory obsolescence                                              640               173
   Changes in operating assets and liabilities net of businesses acquired:
       Accounts receivable                                                             1,597               681
       Inventories                                                                      (607)              (62)
       Prepaid and other assets                                                         (380)               39
       Accounts payable and accrued expenses                                          (2,362)             (328)
                                                                                ------------      ------------
Cash provided by (used in) operating activities                                       (1,365)              632
                                                                                ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net purchases of property, plant and equipment                                        (33)              (96)
   Cash paid for acquisition of Pascall, net of cash acquired                         (9,341)               --
                                                                                ------------      ------------
Cash used in investing activities                                                     (9,374)              (96)
                                                                                ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net repayments of current notes payable                                                68              (562)
   Repayments of long-term debt                                                         (202)               (8)
   Proceeds from long-term debt                                                          198                --
   Proceeds from issuance of common stock in offering                                 16,893                --
   Proceeds from exercise of stock options                                                36                 1
                                                                                ------------      ------------
Cash provided by (used in) financing activities                                       16,993              (569)
                                                                                ------------      ------------

Effect of exchange rate changes on cash                                                 (450)              (65)
Net increase (decrease) in cash and cash equivalents                                   5,804               (98)
Cash and cash equivalents at beginning of period                                       1,057             1,174
                                                                                ------------      ------------
Cash and cash equivalents at end of period                                      $      6,861      $      1,076
                                                                                ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                                   $         96      $         70
     Income taxes                                                               $         71      $          5
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

         The credit facility expires in July 2005. However, the bank has informally extended the term of the revolving line by two months and has indicated that it is amenable to renewing and expanding the credit facility. However, if the Company is unable to obtain a renewal of the credit facility, the Company believes that it will have sufficient funds available to timely repay any additional amounts it may borrow under the credit facility prior to its expiration.

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

         The Company agreed to register for resale the shares of common stock issued to investors and the shares of common stock issuable upon exercise of the investor warrants and placement warrants. The registration obligations require, among other things, that a registration statement be declared effective no later than June 4, 2005. The Company was unable to meet this obligation and therefore paid to each investor liquidated damages equal to 1% of the amount paid by the investor to the Company in the offering, which damage payments totaled an aggregate of approximately $180,000. The Company also paid or must pay to each investor liquidated damages for the period from June 5, 2005 through the date the registration was declared effective, and for any future periods in which the Company is unable to maintain the effectiveness of the registration in accordance with the requirements contained in the registration rights agreement the Company entered into with the investors. These liquidated damages are equal to 2% of the amount paid by each investor for the common shares still owned by the investor on each monthly anniversary of the date of the default that occurs prior to the cure of the default, pro rated on a daily basis for periods of default shorter than one month. The maximum aggregate liquidated damages payable to any investor will be equal to 10% of the aggregate amount paid by the investor for the shares of the Company's common stock. Accordingly, the maximum aggregate penalty that the Company would be required to pay under this provision is 10% of the $18,005,000 initial purchase price of the common stock, which would be approximately $1,801,000. Although the Company anticipates that it will be able to meet its future registration obligations, it also anticipates that it will have sufficient cash available to pay the maximum penalties if required.

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

         On May 6, 2005, the Company submitted to Intelek Properties Limited (which is a subsidiary of Intelek PLC, a London Stock Exchange public limited company, and is the former parent of PEHL), the Company's calculation of the value of the net assets of Pascall as of the closing date, which the Company believes slightly exceeded 2,520,000 British pounds sterling. Intelek Properties Limited has indicated that its own calculation exceeds the Company's calculation by approximately 100,000 British pounds sterling (approximately U.S. $193,000 based on the exchange rate in effect on March 18, 2005). The Company is working to resolve this discrepancy. Any payment relating to the increase or reduction of the purchase price based on the value of the net assets of Pascall will be due from XCEL or Intelek Properties Limited, as the case may be, within 14 days of the acceptance of the calculation. A default rate of interest equal to 3% above the base lending rate of Barclays Bank plc London will apply if the adjustment payment is not timely made. However, the Company anticipates that any adjustment payment based on this calculation will not be material to the Company's financial results and that it will be timely made. The purchase price is also subject to downward adjustments for any payments that may be made to XCEL under indemnity, tax or warranty provisions of the Purchase Agreement.

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

         In conjunction with the acquisition of Pascall, the Company has selected a valuation firm to determine what portion of the purchase price should be allocated to identifiable intangible assets. The Company has considered whether the acquisition included various types of identifiable intangible assets, including trade names, trademarks, patents, covenants not to compete, customers, workforce, technology and software. The Company has estimated that the Pascall trade name and trademark are valued at $50,000. The Company has estimated that the covenants not to compete that were obtained from Pascall's former affiliates are valued at $100,000 in light of public statements made by those affiliates indicating that they were strategically existing the power supply business, which the Company believes result in a low probability that they would return to the power supply business absent the covenants not to compete. The Company believes that no other identifiable intangible assets of value were acquired. No patents were acquired. The Company has not ascribed any value to Pascall's customer base because the Company's United Kingdom subsidiary, XCEL Power Systems, Ltd., already sells to Pascall's key customers. Pascall's workforce does not hold any special skills that are not readily available from other sources. The Company did not identify any valuable completed technology that was acquired, because Pascall utilizes non-proprietary technology to produce custom power supplies pursuant to customer specifications. Pascall does not develop or design software and does not own software of any material value.

         Accordingly, the Company has estimated that the goodwill associated with the Pascall acquisition totaled $4,571,000. The Pascall trade name and trademark were determined to have indefinite lives and therefore are not being amortized but rather are being periodically tested for impairment. The covenants not to compete will be amortized over their three-year duration. The valuation of the identified intangible assets is expected to be completed during the quarter ending September 30, 2005 and could result in changes to the value of these identified intangible assets and corresponding changes to the value of goodwill. However, the Company does not believe these changes will be material to its financial position or results of operations.

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

         The initial purchase price was 3,100,000 British pounds sterling (approximately U.S. $5,972,000 based on the exchange rate in effect on March 18, 2005). The purchase price was paid in cash and is subject to upward or downward adjustment on a pound for pound basis to the extent that the value of the net assets of Pascall as of the closing date was greater or less than 2,520,000 British pounds sterling. On May 6, 2005, we submitted to Intelek Properties Limited (which is a subsidiary of Intelek PLC, a London Stock Exchange public limited company, and is the former parent of PEHL), our calculation of the value of the net assets of Pascall as of the closing date, which we believe slightly exceeded 2,520,000 British pounds sterling. Intelek Properties Limited has indicated that its own calculation exceeds our calculation by approximately 100,000 British pounds sterling (approximately U.S. $193,000 based on the exchange rate in effect on March 18, 2005). We are working to resolve this discrepancy. Any payment relating to the increase or reduction of the purchase price based on the value of the net assets of Pascall will be due from XCEL or Intelek Properties Limited, as the case may be, within 14 days of the acceptance of the calculation. A default rate of interest equal to 3% above the base lending rate of Barclays Bank plc London will apply if the adjustment payment is not timely made. However, we anticipate that any adjustment payment based on this calculation will not be material to our financial results and that it will be timely made. The purchase price is subject to downward adjustments for any payments that may be made to XCEL under indemnity, tax or warranty provisions of the purchase agreement.

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

         In conjunction with our March 2005 acquisition of Pascall, we have selected a valuation firm to determine what portion of the purchase price should be allocated to identifiable intangible assets. We have considered whether the acquisition included various types of identifiable intangible assets, including trade names, trademarks, covenants not to compete, patents, customers, workforce, technology and software. We have estimated that the Pascall trade name and trademark are valued at $50,000. We have estimated that the covenants not to compete that were obtained from Pascall's former affiliates are valued at $100,000 in light of public statements made by those affiliates indicating that they were strategically exiting the power supply business, which we believe results in a low probability that they would return to the power supply business absent the covenants not to compete. We believe that no other identifiable intangible assets of value were acquired. No patents were acquired. We have not ascribed any value to Pascall's customer base because our United Kingdom subsidiary, XCEL Power Systems, Ltd., already sells to Pascall's key customers. Pascall's workforce does not hold any special skills that are not readily available from other sources. We did not identify any valuable completed technology that was acquired, because Pascall utilizes non-proprietary technology to produce custom power supplies pursuant to customer specifications. Pascall does not develop or design software and does not own software of any material value.

         Accordingly, we have estimated that the goodwill associated with the Pascall acquisition totaled $4,571,000. The Pascall trade name and trademark were determined to have indefinite lives and therefore are not being amortized but rather are being periodically tested for impairment. The covenants not to compete will be amortized over their three-year duration. The valuation of the identified intangible assets is expected to be completed during the quarter ending September 30, 2005 and could result in changes to the value of these identified intangible assets and corresponding changes to the value of goodwill. However, we do not believe these changes will be material to our financial position or results of operations.

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

         NET INCOME (LOSS). The net income (loss) for the three months ended March 31, 2005 decreased by $420,000 to a loss of $350,000 as compared to net income of $70,000 for the three months ended March 31, 2004. The decrease was primarily due to the impact of planned increased sales and marketing expenses to launch new products and improve the marketing and sales efforts in promoting our existing products and the addition of similar expenses of Larus Corporation designed to increase future revenue and net income together with the substantial increase in research and development associated primarily with our communication timing products. Also contributing to the loss were delays in significant telecommunications orders in France for network access products and in the United States for test equipment, that had been expected during the three months ended March 31, 2005. We continue to closely monitor costs throughout our operations and have reduced costs through staffing reductions in our communications equipment operations in the United States as detailed above.

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

         Cash used in our operating activities totaled $1,365,000 for the three months ended March 31, 2005 as compared to cash provided by operating activities of $632,000 for the three months ended March 31, 2004. This $1,997,000 decrease in operating cash flows primarily resulted from net losses in the three months ended March 31, 2005 as compared to net income in the comparable period in the prior year, as well as increased payment of accounts payable and accrued expenses.

         Cash used in our investing activities totaled $9,374,000 for the three months ended March 31, 2005 as compared to $96,000 for the three months ended March 31, 2004. Included in the results for the three months ended March 31, 2005 are net cash of $9,341,000 used to acquire Pascall and $33,000 of property, plant and equipment purchases for production facility upgrade, telecommunications, management information systems and computer controlled production machinery for our new low profile rotary and digital switches. The investments for the three months ended March 31, 2004 were mostly property, plant and equipment purchases.

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

         At March 31, 2005, there was no balance outstanding under the revolving line of credit. The credit facility expires in July 2005. However, the bank has informally extended the term of the revolving line by two months and has indicated that it is amenable to renewing and expanding the credit facility. However, if we are unable to obtain a renewal of the credit facility, we believe we will have sufficient funds available to timely repay any additional amounts we may borrow under the credit facility prior to its expiration.

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

         We agreed to register for resale the shares of common stock issued to investors and the shares of common stock issuable upon exercise of the investor warrants and placement warrants. The registration obligations require, among other things, that a registration statement be declared effective no later than June 4, 2005. We were unable to meet this obligation and therefore paid to each investor liquidated damages equal to 1% of the amount paid by the investor to us in the offering, which damage payments totaled an aggregate of approximately $180,000. We also paid or must pay to each investor liquidated damages for the period from June 5, 2005 through the date the registration statement is declared effective, and for any future periods in which we are unable to maintain the effectiveness of the registration in accordance with the requirements contained in the registration rights agreement we entered into with the investors. These liquidated damages are equal to 2% of the amount paid by each investor for the common shares still owned by the investor on each monthly anniversary of the date of the default that occurs prior to the cure of the default, pro rated for periods of default shorter than one month. The maximum aggregate liquidated damages payable to any investor will be equal to 10% of the aggregate amount paid by the investor for the shares of our common stock. Accordingly, the maximum aggregate penalty that we would be required to pay under this provision is 10% of the $18,005,000 initial purchase price of the common stock, which would be $1,801,000. Although we anticipate that we will be able to meet our future registration obligations, we also anticipate that we will have sufficient cash available to pay the maximum penalties if required.

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

                                     PART II
                                OTHER INFORMATION

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

                            EMRISE CORPORATION

Dated: June 13, 2005         By: /S/ CARMINE T. OLIVA
                                ------------------------------------------------
                                Carmine T. Oliva, Chairman of the Board,
                                Chief Executive Officer and President
                                (principal executive officer)

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