Form 10-Q
period 2005-06-30
Emrise CORP
filed 2005-08-22
CIK 854852

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended JUNE 30, 2005 or

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

         As of August 12, 2005, there were 37,497,750 shares of the issuer's common stock, $0.0033 par value, outstanding.

================================================================================

                                                       PART I
                                               FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

         Condensed Consolidated Balance Sheets (unaudited) as of June 30, 2005
               and December 31, 2004........................................................................    F-1

         Condensed Consolidated Statements of Operations
               (unaudited) for the Three and Six Months Ended June 30, 2005 and 2004 .......................    F-2

         Condensed Consolidated Statements of Comprehensive Income (Loss)
               (unaudited) for the Three and Six Months Ended June 30, 2005.................................    F-3

         Condensed Consolidated Statements of Stockholders' Equity (unaudited) for the
               Six Months Ended June 30, 2005 ..............................................................    F-4

         Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months
               Ended June 30, 2005 and 2004 ................................................................    F-5

         Notes to Condensed Consolidated Financial Statements (unaudited)...................................    F-6

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS...........................................................      2

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK...................................................................................     24

ITEM 4.       CONTROLS AND PROCEDURES.......................................................................     25

                                                      PART II
                                                 OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.............................................................................     26

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND
              USE OF PROCEEDS...............................................................................     26

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES...............................................................     26

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................     26

ITEM 5.       OTHER INFORMATION.............................................................................     27

ITEM 6.       EXHIBITS......................................................................................     27

SIGNATURES    ..............................................................................................     28






                                          PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                                        EMRISE CORPORATION AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    (UNAUDITED)
                                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                    June 30,         December 31,
ASSETS                                                                                2005               2004
                                                                                  ------------       ------------
Current assets:
   Cash and cash equivalents                                                      $      6,435       $      1,057
   Accounts receivable, net of allowance for doubtful accounts of $156
     and $153, respectively                                                              7,635              5,796
   Inventories                                                                           8,596              6,491

   Deferred tax assets                                                                     345                352
   Prepaid and other current assets                                                        573                417
                                                                                  ------------       ------------
Total current assets                                                                    23,584             14,113
Property, plant and equipment, net                                                       2,079                909
Goodwill, net of accumulated amortization of $1,074 and $1,084,
   respectively                                                                         12,368              5,881

Intangible assets, net of accumulated amortization
   of $135 and $40, respectively                                                         2,062              3,560
Other assets                                                                               573                623
                                                                                  ------------       ------------
                                                                                  $     40,666       $     25,086
                                                                                  ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Borrowings under lines of credit                                               $        811       $        878
   Current portion of long-term debt                                                       892                211
   Notes payable to stockholders, current portion                                          500                500

   Accounts payable                                                                      3,171              3,398

   Income taxes payable                                                                    594                572
   Accrued expenses                                                                      3,707              3,014
                                                                                  ------------       ------------
Total current liabilities                                                                9,675              8,573
Long-term debt, less current portion                                                       322                985

Notes payable to stockholders, less current portion                                      2,000              2,250
Deferred income taxes                                                                    1,420              1,400
Other liabilities                                                                          887                969
                                                                                  ------------       ------------
Total liabilities                                                                       14,304             14,177

Stockholders' equity:
   Common stock, $0.0033 par value. Authorized 50,000,000 shares;
     issued and outstanding 37,385,000 and 24,777,000, respectively                        123                 82
   Additional paid-in capital                                                           43,243             26,746
   Accumulated deficit                                                                 (16,735)           (16,406)
   Accumulated other comprehensive income (loss)                                          (269)               487
                                                                                  ------------       ------------
Total stockholders' equity                                                              26,362             10,909
                                                                                  ------------       ------------
                                                                                  $     40,666       $     25,086
                                                                                  ============       ============

                      See accompanying notes to condensed consolidated financial statements.




                                        EMRISE CORPORATION AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                                    (UNAUDITED)
                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                           Three Months Ended               Six Months Ended
                                                                June 30,                         June 30,
                                                       -------------------------         -------------------------
                                                         2005             2004             2005             2004
                                                       --------         --------         --------         --------
Net sales                                              $  9,962         $  6,432         $ 17,261         $ 12,624
Cost of sales                                             5,999            3,533           10,186            6,978
Gross profit                                              3,963            2,899            7,075            5,646
Operating expenses:
   Selling, general and administrative                    3,447            2,067            6,278            4,284
   Engineering and product development                      604              312            1,136              595
                                                       --------         --------         --------         --------
Income (loss) from operations                               (88)             520             (339)             767
Other income (expense):
   Interest expense                                         (94)             (94)            (196)            (190)
   Interest income                                           37               --              109               --
   Other income (expense)                                   115              (30)             112              (36)
                                                       --------         --------         --------         --------
Income (loss) before income taxes                           (30)             396             (314)             541
Income tax expense (benefit)                                (51)              27               15              102
                                                       --------         --------         --------         --------
Net income (loss)                                      $     21         $    369         $   (329)        $    439
Basic earnings per share                               $   0.00         $   0.02         $  (0.01)        $   0.02
                                                       ========         ========         ========         ========
Diluted earnings per share                             $   0.00         $   0.02         $  (0.01)        $   0.02
                                                       ========         ========         ========         ========


                       See accompanying notes to condensed consolidated financial statements.





                                        EMRISE CORPORATION AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND LOSS
                                 THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                                    (UNAUDITED)
                                                   (IN THOUSANDS)


                                                             Three Months Ended              Six Months Ended
                                                                  June 30,                        June 30,
                                                           -----------------------         -----------------------
                                                             2005            2004            2005            2004
                                                           -------         -------         -------         -------
Net income (loss)                                          $    21         $   369         $  (329)        $   439
Other comprehensive loss:
   Foreign currency translation adjustment                    (315)            (62)           (756)            (64)
                                                           -------         -------         -------         -------
Comprehensive income (loss)                                $  (294)        $   307         $(1,085)        $   375
                                                           =======         =======         =======         =======


                       See accompanying notes to condensed consolidated financial statements.







                                                 EMRISE CORPORATION AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                   SIX MONTHS ENDED JUNE 30, 2005
                                                             (UNAUDITED)
                                                           (IN THOUSANDS)


                                                                                                       Accumulated
                                                  Common Stock            Additional                      Other
                                          --------------------------       Paid-In     Accumulated     Comprehensive
                                             Shares         Amount         Capital       Deficit       Income(Loss)       Total
                                          ------------   ------------   ------------   ------------    ------------    ------------
Balance at December 31, 2004                    24,777   $         82   $     26,746   $    (16,406)   $        487    $     10,909
Stock option exercises                             104             --             36             --              --              36
Issuance of common stock and warrants           12,504             41         16,438             --              --          16,479
Foreign currency translation adjustment             --             --             --             --            (756)           (756)
Warrants issued for services                        --             --             23             --              --              23
Net loss                                            --             --             --           (329)             --            (329)
                                          ------------   ------------   ------------   ------------    ------------    ------------
Balance at June 30, 2005                        37,385   $        123   $     43,243   $    (16,735)   $       (269)   $     26,362
                                          ============   ============   ============   ============    ============    ============


                               See accompanying notes to condensed consolidated financial statements.





                                        EMRISE CORPORATION AND SUBSIDIARIES
                                      SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)
                                                   (IN THOUSANDS)


                                                                                               Six Months
                                                                                               Ended June 30,
                                                                                          ------------------------
                                                                                            2005            2004
                                                                                          --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                         $   (329)       $    439
   Adjustments to reconcile net income (loss) to cash provided by (used in)
     operating activities:
       Depreciation and amortization                                                           391             128
       Provision for inventory obsolescence                                                    827             339
       Deferred taxes                                                                           27              --
   Changes in operating assets and liabilities net of businesses acquired:
     Accounts receivable                                                                     1,607             522
     Inventories                                                                              (462)            240
     Prepaid and other assets                                                                 (106)            (77)
     Accounts payable and accrued expenses                                                  (2,285)           (611)
                                                                                          --------        --------
Cash provided by (used in) operating activities                                               (330)            980
                                                                                          --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net purchases of property, plant and equipment                                             (149)           (186)

   Cash paid for acquisition of Pascall, net of cash acquired                               (9,341)             --
   Acquisition related costs                                                                  (286)             --
                                                                                          --------        --------
Cash used in investing activities                                                           (9,776)           (186)
                                                                                          --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net repayments of current notes payable                                                     (67)           (422)
   Repayments of long-term debt                                                               (324)            (21)
   Proceeds from long-term debt                                                                 92              --
   Net proceeds from issuance of common stock in offering                                   16,479              --
   Proceeds from exercise of stock options                                                      36              --
                                                                                          --------        --------
Cash provided by (used in) financing activities                                             16,216            (443)
                                                                                          --------        --------

Effect of exchange rate changes on cash                                                       (732)            (89)
Net increase in cash and cash equivalents                                                    5,378             262
Cash and cash equivalents at beginning of period                                             1,057           1,174
                                                                                          --------        --------
Cash and cash equivalents at end of period                                                $  6,435        $  1,436
                                                                                          ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                                             $    178        $    164
                                                                                          ========        ========
     Income taxes                                                                         $     30        $    170
                                                                                          ========        ========


                       See accompanying notes to condensed consolidated financial statements.


                                                        F-5

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004
                                   (UNAUDITED)


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

         Emrise Corporation (the "Company"), operates through three wholly-owned subsidiaries: Emrise Electronics Corporation (formerly XET Corporation ("Emrise Electronics")), CXR Larus Corporation ("CXR Larus"), and CXR-Anderson Jacobson ("CXR-AJ"). Emrise Electronics and its subsidiaries design, develop, manufacture and market digital and rotary switches, power supplies, radio frequency ("RF") and microwave components and subsystems, and subsystem assemblies. CXR Larus designs, develops, manufactures and markets network access and transmission products, communications test equipment, and network timing and synchronization products. CXR-AJ designs, develops, manufactures and markets network access and transmission products. The Company conducts its operations out of various facilities in the United States, England, France and Japan and organizes itself in two product line segments: electronic components and communications equipment.

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

         The unaudited condensed consolidated financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of June 30, 2005 and December 31, 2004 and the results of operations and cash flows for the related interim periods ended June 30, 2005 and 2004. However, these results are not necessarily indicative of results for any other interim period or for the year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements included in its 2004 annual report on Form 10-K.

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

                                   EMRISE CORPORATION AND SUBSIDIARIES
                          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                         JUNE 30, 2005 AND 2004
                                               (UNAUDITED)


                                                      Three Months Ended           Six Months Ended
                                                           June 30,                     June 30,
                                                   ------------------------     ------------------------
                                                      2005          2004          2005            2004
                                                   ---------      ---------     ---------      ---------
Net income (loss):
   As reported                                     $  21,000      $ 369,000     $(329,000)     $ 439,000
   Add: Stock-based compensation expense
     included in reported net income, net
     of related tax effect                                --             --            --             --
   Deduct: Stock-based compensation
     expense determined under the fair
     value-based method                              (47,000)       (34,000)      (94,000)       (48,000)
                                                   ---------      ---------     ---------      ---------
   Pro forma                                       $  26,000      $ 335,000     $(423,000)     $ 391,000
                                                   =========      =========     =========      =========

Basic earnings per share:
   As reported                                     $    0.00      $    0.02     $    0.01      $    0.02
   Add: Stock-based compensation expense
     included in reported net income, net
     of related tax effect                                --             --            --             --
   Deduct: Stock-based compensation
     expense determined under the fair
     value-based method                                   --          (0.01)           --             --
                                                   ---------      ---------     ---------      ---------
   Pro forma                                       $    0.00      $    0.01     $    0.01      $    0.02
                                                   =========      =========     =========      =========

Diluted earnings per share:
   As reported                                     $    0.00      $    0.02     $    0.01      $    0.02

   Add: Stock based compensation expense
     included in reported net income,
     net of related tax effect                            --             --            --             --
   Deduct: Stock-based compensation
     expensed determined under the fair
     value-based method                                   --          (0.01)           --             --
                                                   ---------      ---------     ---------      ---------
   Pro forma                                       $    0.00      $    0.01     $    0.01      $    0.02
                                                   =========      =========     =========      =========


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

DERIVATIVE FINANCIAL INSTRUMENTS

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004
                                   (UNAUDITED)


earnings unless specific hedge accounting criteria are met, and that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company currently uses derivatives to manage foreign currency rate risk.

         One of the Company's United Kingdom subsidiaries conducts business in British pounds sterling and has a program that utilizes forward currency contracts denominated in United States dollars to offset the risk associated with the effects of currency exposure for sales in United States dollars. Under this program, increases or decreases in the subsidiary's foreign currency exposure are offset by gains or losses on the forward contracts, to mitigate the possibility of foreign currency transaction gains or losses. These forward contracts generally have terms of 90 days or less. The Company does not use these forward contracts for trading purposes. All outstanding foreign currency forward contracts used in this program are marked to market at the end of the period with unrealized gains and losses included in other income and expense.

         Emrise Electronics also has a program that utilizes a forward currency contract denominated in British pounds sterling to offset the risk of intercompany loans to a United Kingdom subsidiary. Under this program, increases or decreases in the current portion of intercompany debt due to Emrise Electronics are offset by gains or losses on the forward contract, to mitigate the possibility of foreign currency transaction gains or losses. The forward contract currently expires in August 2005. The Company does not use this forward contract for trading purposes. The forward contract used in this program is marked to market at the end of the period with unrealized gains and losses included in other income and expense.

         The Company's ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. Net foreign exchange transaction losses included in other income and expense in the accompanying consolidated statements of operations totaled $36,000 for the six months ended June 30, 2005. There was no hedging in the year ended December 31, 2004.

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004
                                   (UNAUDITED)


(2)      EARNINGS PER SHARE

         The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                Three Months Ended         Six Months Ended
                                                     June 30,                  June 30,
                                              ---------------------     ----------------------
                                                2005         2004         2005          2004
                                              --------     --------     --------      --------
NUMERATOR:
Net income (loss)                             $     21     $    369     $   (329)     $    439
                                              --------     --------     --------      --------

 Income (loss) attributable to common
    stockholders                              $     21     $    369     $   (329)     $    439
                                              ========     ========     ========      ========

DENOMINATOR:
 Weighted average number of common shares
    outstanding during the period               37,385       23,482       37,017        23,481

Incremental shares from assumed exercises
    of warrants and options                      1,254          826           --           871
                                              --------     --------     --------      --------

 Adjusted weighted average number of
    outstanding shares                          38,639       24,308       37,017        24,352
                                              ========     ========     ========      ========
Basic earnings per share                      $   0.00     $   0.02     $  (0.01)     $   0.02
                                              ========     ========     ========      ========
Diluted earnings per share                    $   0.00     $   0.02     $  (0.01)     $   0.02
                                              ========     ========     ========      ========


                                            F-9

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004
                                   (UNAUDITED)


         The following options and warrants were excluded from the computation of diluted earnings per share as a result of the exercise prices exceeding the average market prices of the underlying shares of common stock (in thousands, except per share amounts):

                                                                   Three Months Ended June 30,
                                                                 ------------------------------
                                                                      2005           2004
                                                                 -------------    -------------

 Options and warrants to purchase shares of common stock             3,952            911
                                                                 -------------    -------------

 Exercise prices                                                 $1.55 - $3.44    $1.00 - $3.44
                                                                 -------------    -------------

                                                                        Six Months Ended
                                                                            June 30,
                                                                 ------------------------------
                                                                      2005           2004
                                                                 -------------    -------------

 Options and warrants to purchase shares of common stock             6,147           1,129
                                                                 -------------    -------------

 Exercise prices                                                 $0.20 - $3.44    $1.00 - $3.44
                                                                 -------------    -------------


(3)      INVENTORIES

         Inventories consist of the following (in thousands):

                                         June 30, 2005         December 31, 2004
                                         --------------        -----------------
Raw materials                            $        3,831        $           3,222

Work-in-process                                   2,099                    1,280

Finished goods                                    2,666                    1,989
                                         --------------        -----------------
                                         $        8,596        $           6,491
                                         ==============        =================

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

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004
                                   (UNAUDITED)


         The Company's reportable segments are comprised of operating entities offering the same or similar products to similar customers. Each segment is managed separately because each business has different customers and different design and manufacturing and marketing strategies.

         Each segment has business units or components as described in paragraph 30 of SFAS No. 142. Each component has discrete financial information and a management structure. Following is a description of the Company's segment and component structure as of June 30, 2005:

         Reporting Units Within Electronic Components Segment:
         -----------------------------------------------------

         o Emrise Electronics - Rancho Cucamonga, California: Digitran Division- digital and rotary switches, and electronic subsystem assemblies for defense, aerospace and industrial applications

         o Emrise Electronics - Monrovia, California: XCEL Circuits Division - printed circuit boards mostly for intercompany use but with a small base of outside customers

         o XCEL Japan Ltd. - Tokyo, Japan: Reseller of Digitran switches and other third party electronic components

         o        XCEL Corporation Ltd. - Ashford, Kent, England/Isle of Wight,
                  England: Power supplies and radio frequency products for defense and aerospace applications and for a broad range of other commercial applications, including in-flight entertainment systems; this reporting unit also includes XCEL Power Systems, Ltd. ("XPS"), and Pascall Electronics Limited

         Reporting Units Within Communications Equipment Segment:
         -------------------------------------------------------

         o CXR Larus - San Jose, California: Network timing and synchronization devices and network access equipment

         o CXR-AJ - Abondant, France: network access equipment and Transmission equipment.

         There were no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the amounts disclosed in the Company's audited consolidated financial statements included in its 2004 annual report on Form 10-K except for the inclusion of Pascall sales in the electronic components segment for the last 13 days of the three months ended March 31, 2005 and for the three months ended June 30, 2005. Selected financial data for each of the Company's operating segments is shown below (in thousands):

                                        EMRISE CORPORATION AND SUBSIDIARIES
                                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                               JUNE 30, 2005 AND 2004
                                                    (UNAUDITED)


                                      Three Months         Three Months         Six Months           Six Months
                                         Ended                 Ended              Ended                 Ended
                                      June 30, 2005        June 30, 2004       June 30, 2005        June 30, 2004
                                     ---------------      ---------------     ---------------      ---------------
Sales to external customers:
----------------------------
      Electronic Components          $         6,421      $         3,955     $        10,227      $         7,860
      Communications Equipment                 3,541                2,477               7,034                4,764
                                     ---------------      ---------------     ---------------      ---------------
                                     $         9,962      $         6,432     $        17,261      $        12,624
                                     ===============      ===============     ===============      ===============

Segment pretax profits (losses):
--------------------------------
      Electronic Components          $           660      $           813     $         1,177      $         1,596
      Communications Equipment                   (99)                 141                (290)                 130
                                     ---------------      ---------------     ---------------      ---------------
                                     $           561      $           954     $           887      $         1,726
                                     ===============      ===============     ===============      ===============


                                                                              June 30, 2005      December 31, 2004
                                                                             ---------------     -----------------
Segment assets:
---------------
      Electronic Components                                                  $        19,565     $           8,435
      Communications Equipment                                                        15,674                16,313
                                                                             ---------------     -----------------
                                                                             $        35,239     $          24,748
                                                                             ===============     =================

         The following is a reconciliation of the reportable segment sales, income or loss and assets to the Company's consolidated totals (in thousands):


                                             Three Months      Three Months         Six Months         Six Months
                                                Ended              Ended              Ended              Ended
                                            June 30, 2005      June 30, 2004      June 30, 2005       June 30, 2004
                                            -------------      -------------      -------------      -------------
Income before income taxes
--------------------------
   Total income for reportable segments     $         561      $         954      $         887      $       1,726
Unallocated amounts:
   General corporate expenses                        (591)              (558)            (1,216)            (1,185)
                                            -------------      -------------      -------------      -------------
Consolidated income before
      income taxes                          $         (30)     $         396      $        (329)     $         541
                                            =============      =============      =============      =============


                                                                              June 30, 2005      December 31, 2004
                                                                             ---------------     -----------------
Assets
------
    Total assets for reportable segments                                     $        35,763     $          24,748
    Other assets                                                                       4,903                   338
                                                                             ---------------     -----------------
 Total consolidated assets                                                   $        40,666     $          25,086
                                                                             ===============     =================


         (5)      NEW ACCOUNTING PRONOUNCEMENTS

         New accounting pronouncements are discussed under the heading "Impacts of New Accounting Pronouncements" in Part I, Item 2 of this report.

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004
                                   (UNAUDITED)


(6)      INCOME TAXES

         The effective tax rate for the six-month period ended June 30, 2005 is different than the 34% United States statutory rate primarily because of foreign taxes on foreign source income that cannot be offset by domestic tax loss carryforwards.

(7)      CREDIT FACILITIES

         On June 1, 2004, two of the Company's subsidiaries, Emrise Electronics and CXR Larus, together with the Company acting as guarantor, obtained a credit facility from Wells Fargo Bank, N.A. for the Company's domestic operations. This facility was to be effective through July 1, 2005 and replaced the previous credit facility the Company had with Wells Fargo Business Credit, Inc. No prepayment penalty was due because the prior loan contract excluded from prepayment penalties loans replaced with new credit facilities from Wells Fargo Bank, N.A. The new credit facility is subject to an unused commitment fee equal to 0.25% per annum, payable quarterly based on the average daily unused amount of the line of credit described in the following paragraph.

         The credit facility provides a $3,000,000 revolving line of credit secured by accounts receivable, other rights to payment and general intangibles, inventories and equipment. Borrowings do not need to be supported by specific receivables or inventory balances unless aggregate borrowings under the line of credit and the term loan described in the following paragraph exceed $2,000,000 for 30 consecutive days (a "conversion event"). If a conversion event occurs, the line of credit will convert into a formula-based line of credit until the borrowings are equal to or less than $2,000,000 for 30 consecutive days. The formula generally provides that outstanding borrowings under the line of credit may not exceed an aggregate of 80% of eligible accounts receivable, plus 15% of the value of eligible raw material inventory, plus 30% of the value of eligible finished goods inventory. The interest rate is variable and is adjusted monthly based on the prime rate plus 0.5%. The prime rate at June 30, 2005 was 6.25%.

         The credit facility also provides for a term loan of $150,000 secured by equipment, amortizable over 36 months at a variable rate equal to the prime rate plus 1.5%. The term loan portion of the facility had a balance of $100,000 at June 30, 2005.

         Wells Fargo Bank, N.A. has also provided the Company with $300,000 of credit available for the purchase of new capital equipment when needed through July 1, 2005, of which a balance of $135,000 was outstanding at June 30, 2005. The interest rate is equal to the 90-day London InterBank Offered Rate ("LIBOR") rate (3.52% at June 30, 2005) plus 3.75% per annum. Amounts borrowed under this arrangement are amortized over 60 months from the respective dates of borrowing.

         As of June 30, 2005, the Company had no outstanding balance owing under the revolving credit line, and the Company had $2,000,000 of availability on the non-formula based portion of the credit line. The credit facility is subject to various financial covenants. As of June 30, 2005, the Company was in compliance with each of those covenants. The minimum debt service coverage ratio of each of Emrise Electronics and CXR Larus must be not less than 1.50:1.00 on a trailing four-quarter basis. "Debt service coverage ratio" is defined as net income plus depreciation plus amortization, minus non-financed capital expenditures, divided

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004
                                   (UNAUDITED)


by current portion of long-term debt measured quarterly. The current ratio of each of Emrise Electronics and CXR Larus must be not less than 1.50:1.00, determined as of each fiscal quarter end. "Current ratio" is defined as total current assets divided by total current liabilities. Net income after taxes of each of Emrise Electronics and CXR Larus must be not less than $1.00 on an annual basis, determined as of the end of each quarter. Net profit after taxes of each of Emrise Electronics and CXR Larus must be not less than $1.00 in each fiscal quarter immediately following a fiscal quarter in which that entity incurred a net loss after taxes. Total liabilities divided by tangible net worth of our domestic operations on a consolidated basis must not at any time be greater than 2.00:1.00, determined as of each fiscal quarter end. Tangible net worth of us and all of our subsidiaries on a consolidated basis must not at any time be less than $5,200,000, measured at the end of each quarter. "Total liabilities" is defined as current liabilities plus non-current liabilities, minus subordinated debt. "Tangible net worth" is defined as stockholders' equity plus subordinated debt, minus intangible assets.

         The credit facility was to expire July 1, 2005. However, the bank has extended the credit facility to September 1, 2005. The Company is in the process of renewing the credit facility. However, if the Company is unable to obtain a renewal of the credit facility, the Company believes that it will have sufficient funds available to timely repay any additional amounts it may borrow under the credit facility prior to the expiration of the extension.

         As of June 30, 2005, the Company's foreign subsidiaries had credit facilities, including lines of credit and term loans, with Venture Finance PLC, a subsidiary of the global Dutch ABN AMRO Holdings, N.V. financial institution, in England, IFN Finance, a subsidiary of ABN AMRO Holdings, N.V., Banc National de Paris, Societe Generale in France and Sogelease and Johnan Shinkin Bank in Japan. At June 30, 2005, the balances outstanding under the Company's United Kingdom, France and Japan credit facilities were $879,000, $628,000 and $44,000, respectively.

         On July 8, 2005, XPS and Pascall obtained a credit facility with Lloyds TSB Commercial Finance Limited ("Lloyds"). At the same time, the credit facility of Venture Finance PLC was terminated, and all debt to Venture Finance PLC was paid off. The Lloyds facility provides a revolving loan secured by receivables, with a maximum availability of 2,100,000 British pounds sterling (approximately U.S. $3,822,000 based on the exchange rate in effect on June 30, 2005). The annual interest rate on the revolving loan is 1.5% above the Lloyds TSB rate. The Lloyds TSB rate was 4.75% at July 8, 2005. This credit facility covers a period of 24 months. The financial covenants include a 50% cap on combined export gross sales of XPS and Pascall and debt turns of less than 65 days, and the funding balance is capped at 125% of XPS and Pascall combined gross sales. In addition to the revolving loan, Lloyds has also indicated it is willing to provide an unsecured cashflow loan of $546,000 and a $273,000 term loan that will be secured by equipment and amortized over 36 months. The cashflow and term loan portions of the facility are being processed and are expected to close in the near future.

(8)      RELATED PARTY TRANSACTIONS

         On July 13, 2004, the Company issued two promissory notes to the former stockholders of Larus totaling $3,000,000 in addition to paying cash and issuing shares of common stock (see Note 8), in exchange for 100% of the outstanding capital stock of Larus. These notes are subordinated to the Company's bank debt and are payable in 72 monthly equal payments of principal totaling $41,667 per

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004
                                   (UNAUDITED)


month plus interest at the 30-day LIBOR rate plus 5% with a maximum interest rate of 7% during the first two years of the term of the notes, 8% during the third and fourth years and 9% thereafter. As of June 30, 2005, the 30-day LIBOR rate was 3.34%. The total balance of these promissory notes as of June 30, 2005 was $2,500,000.

         Future maturities of notes payable to stockholders are as follows:

                 Year Ending               Dollars in
                 December 31,              Thousands
               ---------------             ----------
               2005 (6 months)             $      250
                    2006                          500
                    2007                          500
                    2008                          500
                    2009                          500
                 Thereafter                       250
                                           ----------
                                           $    2,500
                                           ==========


         Total interest paid on these notes for the six months ended June 30, 2005 was $93,000.

         The Company entered into an above-market real property lease with the former stockholders of Larus Corporation. This lease represents an obligation that exceeds the fair market value by approximately $756,000. The lease term is for 7 years and expires on June 30, 2011. It is renewable for a 5-year term priced under market conditions. The base rent is based on a minimum rent of $0.90 per square foot per month, which is $27,000 monthly or $324,000 per year, subject to monthly adjustments of the interest rate based on the Federal Reserve Discount Rate that match the lessor's variable interest rate mortgage payments on the building. The maximum increase in any year is 1.5%, with a cumulative maximum increase of 8% over the life of the lease. The increases apply to that portion of the rent that corresponds to the interest portion of the lessor's mortgage. Lease payments paid to the related parties during the six months ended June 30, 2005 totaled $184,000.

(9)      JANUARY 2005 PRIVATE PLACEMENT

         On January 5, 2005, the Company issued to 17 accredited record holders in a private offering an aggregate of 12,503,500 shares of common stock at a purchase price of $1.44 per share and five-year investor warrants to purchase up to an additional 3,125,875 shares of our common stock at an exercise price of $1.73 per share, for total proceeds of approximately $18,005,000. The Company paid cash placement agent fees and expenses of approximately $961,000, and issued five-year placement warrants to purchase up to an aggregate of 650,310 shares of common stock at an exercise price of $1.73 per share in connection with the offering. The total warrants issued, representing 3,776,185 shares of the Company's common stock, have an estimated value of $4,400,000. Additional costs related to the financing include legal, accounting and consulting fees that totaled approximately $385,000 through June 30, 2005. The Company used a portion of the proceeds from this financing to fund the acquisition of Pascall in Note 10. The Company intends to use the remaining proceeds from this financing for additional acquisitions and for investments in new products and enhancements to existing products.

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004
                                   (UNAUDITED)


         The Company agreed to register for resale the shares of common stock issued to investors and the shares of common stock issuable upon exercise of the investor warrants and placement warrants. The registration obligations require, among other things, that a registration statement be declared effective no later than June 4, 2005. The Company was unable to meet this obligation and therefore paid to each investor liquidated damages equal to 1% of the amount paid by the investor to the Company in the offering, which damage payments totaled an aggregate of approximately $180,000. The Company also paid to the investors liquidated damages totaling $300,000 for the period from June 5, 2005 through June 30, 2005, the date the registration was declared effective. These damages were charged directly to equity as a return of capital against the gross proceeds of the financing. The Company also will be required to pay to each investor liquidated damages for any future periods in which the Company is unable to maintain the effectiveness of the registration in accordance with the requirements contained in the registration rights agreement the Company entered into with the investors. These liquidated damages will be, and the liquidated damages paid for the period from June 5, 2005 through June 30, 2005 were, equal to 2% of the amount paid by each investor for the common shares still owned by the investor on each monthly anniversary of the date of the default that occurs prior to the cure of the default, pro rated on a daily basis for periods of default shorter than one month. The maximum aggregate liquidated damages payable to any investor will be equal to 10% of the aggregate amount paid by the investor for the shares of the Company's common stock.

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

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004
                                   (UNAUDITED)


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

         In conjunction with the acquisition of Larus Corporation, the Company commissioned a valuation firm to determine what portion of the purchase price should be allocated to identifiable intangible assets. The valuation analysis is complete. Accordingly, the Company has recorded the Larus Corporation trade name and trademark at $750,000, the technology at $1,150,000, and customer relationships at $200,000. Goodwill associated with the Larus Corporation acquisition totals $4,944,000. The Larus Corporation trade name and trademark were determined to have indefinite lives and therefore are not being amortized but rather are being periodically tested for impairment. The technology and customer relationships were both estimated to have ten-year lives and, as a result, $40,000 and $95,000 of amortization expenses were recorded and charged to administrative expense during the year ended December 31, 2004 and the six months ended June 30, 2005, respectively. Previously, management had estimated the intangibles of Larus Corporation to be $2,800,000 for trademark and trade name, $500,000 for technology, and $300,000 for customer relationships. As a result, the balances were adjusted and $50,000 of amortization expense was recorded to adjust the accumulated amortization to the revised intangible balances.

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004
                                   (UNAUDITED)


         The following table summarizes the unaudited assets acquired and liabilities assumed in connection with this acquisition:

                                                                      Dollars
                                                                    in Thousands
                                                                    ------------
        Current assets                                              $     2,460
        Property, plant and equipment                                        90
        Intangible assets other than goodwill                             2,100
        Goodwill                                                          4,944
                                                                    ------------
        Total assets acquired                                             9,594
        Current liabilities                                                (766)
        Deferred income taxes                                            (1,400)
        Unfavorable lease obligation and other liabilities                 (888)
                                                                    ------------
        Total liabilities assumed                                        (3,054)
                                                                    ------------
        Net assets acquired                                         $     6,540
                                                                    ============


         The intangible assets other than goodwill consist of non-amortizable trade names with a carrying value of $750,000, and technology and customer relationships with carrying values of $1,150,000 and $200,000, respectively, that are amortizable over ten years. Amortization for the intangibles subject to amortization as of June 30, 2005 is anticipated to be approximately $135,000 per year for each of the next five years.

PASCALL ACQUISITION

         On March 1, 2005, the Company and XCEL Corporation Limited, a second-tier wholly-owned subsidiary of the Company ("XCEL"), entered into an agreement ("Purchase Agreement") for XCEL to acquire all of the issued and outstanding capital stock of Pascall Electronic (Holdings) Limited ("PEHL"). The closing of the purchase occurred on March 18, 2005. The Company loaned to XCEL the funds that XCEL used to purchase PEHL. PEHL has one wholly-owned subsidiary, Pascall Electronics Limited ("Pascall"), which produces, designs, develops, manufactures and sells power supplies and RF products for a broad range of applications, including in-flight entertainment systems and military programs.

         Under the Purchase Agreement, XCEL purchased all of the outstanding capital stock of PEHL, using funds loaned to XCEL by the Company. The purchase price for the acquisition initially totaled $9,669,000, subject to adjustments as described below, and included a $5,972,000 cash payment to PEHL's former parent, a $3,082,000 loan to PEHL and Pascall and approximately $615,000 in acquisition costs, as described below.

         The initial portion of the purchase price was 3,100,000 British pounds sterling (approximately U.S. $5,972,000 based on the exchange rate in effect on March 18, 2005). The initial portion of the purchase price was paid in cash at the closing and was subject to upward or downward adjustment on a pound for pound basis to the extent that the value of the net assets of Pascall as of the closing date was greater or less than 2,520,000 British pounds sterling.

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004
                                   (UNAUDITED)


         On May 6, 2005, the Company submitted to Intelek Properties Limited (which is a subsidiary of Intelek PLC, a London Stock Exchange public limited company, and is the former parent of PEHL), the Company's calculation of the value of the net assets of Pascall as of the closing date, which the Company believed slightly exceeded 2,520,000 British pounds sterling. Ultimately, the parties determined that the value of the net assets of Pascall at the closing date was 2,650,000 British pounds sterling. As a result, the Company paid to Intelek Properties Limited 130,000 British pounds sterling (approximately U.S. $236,000 based on the exchange rate in effect at June 30, 2005) on August 1, 2005 to satisfy this obligation. The purchase price is also subject to downward adjustments for any payments that may be made to XCEL under indemnity, tax or warranty provisions of the Purchase Agreement.

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

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004
                                   (UNAUDITED)


         The following table summarizes the unaudited assets acquired and liabilities assumed in connection with this acquisition, including $615,000 in acquisition costs:

                                                            Dollars
                                                          in Thousands
                                                          ------------
        Current assets...............................     $      6,196
        Property, plant and equipment................            1,367
        Intangibles, including goodwill..............            5,008
                                                          ------------
        Total assets acquired........................           12,571
        Current liabilities..........................           (2,535)
        Other liabilities............................              (80)
                                                          ------------
        Total liabilities assumed....................           (2,615)
                                                          ------------
        Net assets acquired..........................     $      9,956
                                                          ============

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

         In conjunction with the acquisition of Pascall, the Company has selected a valuation firm to determine what portion of the purchase price should be allocated to identifiable intangible assets. The Company has considered whether the acquisition included various types of identifiable intangible assets, including trade names, trademarks, patents, covenants not to compete, customers, workforce, technology and software. The Company has estimated that the Pascall trade name and trademark are valued at $50,000. The Company has estimated that the covenants not to compete that were obtained from Pascall's former affiliates are valued at $100,000 in light of public statements made by those affiliates indicating that they were, for strategic reasons, exiting the power supply business, which the Company believes result in a low probability that they would return to the power supply business absent the covenants not to compete. The Company believes that no other identifiable intangible assets of value were acquired. No patents were acquired. The Company has not ascribed any value to Pascall's customer base because the Company's United Kingdom subsidiary, XCEL Power Systems, Ltd., already sells to Pascall's key customers. Pascall's workforce does not hold any special skills that are not readily available from other sources. The Company did not identify any valuable completed technology that was acquired, because Pascall utilizes non-proprietary technology to produce custom power supplies pursuant to customer specifications. Pascall does not develop or design software and does not own software of any material value.

         Accordingly, the Company has estimated that the goodwill associated with the Pascall acquisition totaled $4,958,000 as compared to the initial goodwill of $4,571,000. The Pascall trade name and trademark were determined to have indefinite lives and therefore are not being amortized but rather are being periodically tested for impairment. The covenants not to compete will be amortized over their three-year duration. The valuation of the identified intangible assets is expected to be completed during the quarter ending

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004
                                   (UNAUDITED)


September 30, 2005 and could result in changes to the value of these identified intangible assets and corresponding changes to the value of goodwill. However, the Company does not believe these changes will be material to its financial position or results of operations.

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

                                                      Three Months               Six Months
                                                     Ended June 30,             Ended June 30,
                                                   2005          2004         2005          2004
                                                ---------     ---------    ---------     ---------
Revenues                                        $   9,962     $  11,239    $  20,502     $  21,873
Net income                                      $     ,21     $     251    $    (165)    $     518
Earnings per share of common stock
   Basic                                        $    0.00     $    0.01    $    0.00     $    0.02
                                                =========     =========    =========     =========
   Diluted                                      $    0.00     $    0.01    $    0.00     $    0.02
                                                =========     =========    =========     =========


(11)     ACCRUED EXPENSES

         Accrued expenses were as follows (in thousands):

                                         June 30, 2005        December 31, 2004
                                         -------------        -----------------
Accrued salaries                         $         805        $             805
Accrued payroll taxes and benefits                 654                      491
Advance payments from customers                     42                       77
Other accrued expenses                           2,206                    1,641
                                         -------------        -----------------
Total accrued expenses                   $       3,707        $           3,014
                                         =============        =================

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

                  --       subsystem assemblies

                  -- radio frequency ("RF") components and subsystem assemblies

         o        Communications Equipment

                  --       network access and transmission products

                  --       network timing and synchronization products

                  --       communications test instruments

         Sales to customers in the electronic components segment, primarily to aerospace customers, defense contractors and industrial customers, were 59.2% and 62.3% of our total net sales during the six months ended June 30, 2005 and 2004, respectively. Sales of communications equipment and related services, primarily to private customer premises and public carrier customers, were 40.8% and 37.7% of our total net sales during the six months ended June 30, 2005 and 2004, respectively.

         Sales of our electronic components segment increased $2,367,000 (30.1%) for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Excluding sales of $3,730,000 from our new subsidiary, Pascall, which we acquired March 18, 2005, our electronic components segment sales declined $1,363,000 (18.0%) for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, primarily due to a $1,504,000 (38.8%) decrease in net sales of power supplies manufactured by our XCEL Power Systems, Ltd. subsidiary that was primarily due to the delay of delivery requirements for the Eurofighter Typhoon aircraft.

         We achieved a $2,270,000 (47.6%) sales increase in our communications equipment segment for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Excluding $2,947,000 of sales by CXR Larus that are attributable to the business previously conducted by Larus Corporation that we acquired in July 2004, our communications equipment segment sales declined $677,000 (14.2%) for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. This was primarily due to a continued low demand for our test equipment by the major United States telecommunications companies, a delay in continued shipments on a long-term United States government infrastructure program and delays in French military communications infrastructure programs. Of our subsidiaries, CXR Larus was the most affected by the telecommunications downturn, because CXR Larus had the greatest dependence on sales to United States public carriers and other public carriers.

         We continue to reduce costs at CXR Larus by reducing its work force and increasing our sourcing of test equipment from offshore manufacturers that produce for lower prices than the previous cost incurred to manufacture in-house. Outsourcing of manufacturing to Asia was a primary reason we were able to increase our gross margin from 34% in 2002 to 67% in 2004 in our CXR Larus test equipment business, which resulted in an annual cost reduction of approximately $1,372,000 during 2004. During the six months ended June 30, 2005, we began working toward establishing a similar arrangement for the manufacture of our network timing and synchronization products, which we anticipate will result in further improvements in our gross margin. We also reduced costs elsewhere in our communications equipment segment and lowered the breakeven point both in our United States and France operations through various cost-cutting methods, such as using offshore contract manufacturers, reducing facility rent expense by approximately $150,000 on an annual basis as compared to the six months ended June 30, 2004, and downsizing our administrative office in Paris, France. At the end of 2004, we merged Larus Corporation with and into CXR Telcom Corporation to form CXR Larus Corporation, and we integrated their operations.

         As described in our annual report on Form 10-K for the year ended December 31, 2004, we paid $6,539,500 to acquire the outstanding common stock of Larus Corporation on July 13, 2004 and have consolidated the results of operations of Larus Corporation beginning from the date of acquisition, July 13, 2004. We are beginning to now benefit from increased sales of our French subsidiary's products in the United States market as a result of sales and marketing support for the French products by CXR Larus' United States-based sales and marketing staff, which has resulted in the securing of relationships with two new major United States-based distributors during the six months ended June 30, 2005. We consolidated our CXR Larus subsidiary's operations into Larus Corporation's facility, which resulted in annual savings in rent and facilities expense of approximately $250,000 beginning in the third quarter of 2004. During the three months ended June 30, 2005, we implemented further administrative, engineering and sales cost savings through staffing reductions of approximately $750,000 on an annual basis. These staffing reductions related to eliminating redundancies in personnel, including ten sales, marketing and administrative positions and one engineering director and the former President of CXR Telcom Corporation.

         On March 18, 2005, XCEL Corporation Ltd. ("XCEL") purchased all of the outstanding capital stock of Pascall Electronic (Holdings) Limited ("PEHL"), the parent holding company of Pascall, using funds loaned to XCEL by Emrise. The purchase price for the acquisition initially totaled $9,669,000, subject to adjustments as described below, and included a $5,972,000 cash payment to PEHL's former parent, a $3,082,000 loan from XCEL to PEHL and Pascall, and approximately $615,000 in acquisition costs.

         The initial portion of the purchase price was 3,100,000 British pounds sterling (approximately U.S. $5,972,000 based on the exchange rate in effect on March 18, 2005). The initial portion of the purchase price was paid in cash at the closing and was subject to upward or downward adjustment on a pound for pound basis to the extent that the value of the net assets of Pascall as of the closing date was greater or less than 2,520,000 British pounds sterling.

         On May 6, 2005, we submitted to Intelek Properties Limited (which is a subsidiary of Intelek PLC, a London Stock Exchange public limited company, and is the former parent of PEHL), our calculation of the value of the net assets of Pascall as of the closing date, which we believed slightly exceeded 2,520,000 British pounds sterling. Ultimately, the parties determined that the value of the net assets of Pascall at the closing date was 2,650,000 British pounds sterling. As a result, we paid to Intelek Properties Limited 130,000 British pounds sterling (approximately U.S. $236,000 based on the exchange rate in effect at June 30, 2005) on August 1, 2005 to satisfy this obligation. The purchase price is also subject to downward adjustments for any payments that may be made to XCEL under indemnity, tax or warranty provisions of the purchase agreement.

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

         The following table summarizes the unaudited assets acquired and liabilities assumed in connection with this acquisition, including $615,000 in acquisition costs:

                                                             Dollars
                                                          in Thousands
                                                          ------------

        Current assets...............................     $     6,196
        Property, plant and equipment................           1,367
        Intangibles, including goodwill                         5,008
                                                          -----------
        Total assets acquired........................          12,571
        Current liabilities..........................          (2,535)
        Other liabilities............................             (80)
                                                          -----------
        Total liabilities assumed....................          (2,615)
                                                          -----------
        Net assets acquired..........................     $     9,956
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

         The following table summarizes, on an unaudited pro forma basis, the combined results of operations of Emrise, Larus Corporation and Pascall, as though the Laurus Corporation and Pascall acquisitions occurred as of January 1, 2004. The pro forma amounts give effect to appropriate adjustments for interest expense and income taxes. The pro forma amounts presented are not necessarily indicative of future operating results (in thousands, except per share amounts).

                                              Three Months                Six Months
                                             Ended June 30,             Ended June 30,
                                        -----------------------    -----------------------
                                           2005          2004         2005          2004
                                        ---------     ---------    ---------     ---------
Revenues                                $   9,962     $  11,239    $  20,502     $  21,873
Net income                              $      21     $     251    $    (165)    $     518
Earnings per share of common stock
   Basic                                $    0.00     $    0.01    $    0.00     $    0.02
                                        =========     =========    =========     =========
   Diluted                              $    0.00     $    0.01    $    0.00     $    0.02
                                        =========     =========    =========     =========


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

         Generally, our electronic components, network access and transmission products and network timing and synchronization products carry a one-year limited parts and labor warranty and our communications test instruments and European network access and transmission products carry a two-year limited parts and labor warranty. Products returned under warranty are tested and repaired or replaced at our option. Historically, warranty repairs have not been material. Product returns during 2004 were less than $1,000. We do not offer customer discounts, rebates or price protection on these products.

         Revenues from services such as repairs and modifications are recognized when the service has been completed and invoiced. For repairs that involve shipment of a repaired product, we recognize repair revenues when the product is shipped back to the customer. Service revenues represented 3.2% and 5.7% of net sales during the six months ended June 30, 2005 and the year ended December 31, 2004, respectively.

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

     FOREIGN CURRENCY TRANSLATION

         We have foreign subsidiaries that together accounted for 57.3% of our net revenues, 46.0% of our assets and 39.0% of our total liabilities as of and for the year ended December 31, 2004, and 61.2% of our net revenues, 54.2% of our assets and 48.7% of our total liabilities as of and for the six months ended June 30, 2005. In preparing our consolidated financial statements, we are required to translate the financial statements of our foreign subsidiaries from the currencies in which they keep their accounting records into United States dollars. This process results in exchange gains and losses which, under relevant accounting guidance, are either included within our statement of operations or as a separate part of our net equity under the caption "accumulated other comprehensive income (loss)."

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

         Based on our assessment of the factors discussed above, we consider the functional currency of each of our international subsidiaries as each subsidiary's local currency. Accordingly, we had a cumulative translation loss of $269,000 and gain of $487,000 that were included as part of accumulated other comprehensive income (loss) within our balance sheet at June 30, 2005 and December 31, 2004, respectively. During the six months ended June 30, 2005 and the year ended December 31, 2004, we included translation adjustments of losses of approximately $756,000 and $379,000, respectively, under accumulated other comprehensive income (loss).

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

         In assessing potential impairment of goodwill, we consider these factors as well as forecasted financial performance of the acquired businesses. If forecasts are not met, we may have to record additional impairment charges not previously recognized. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of those respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets that were not previously recorded. If that were the case, we would have to record an expense in order to reduce the carrying value of our goodwill. On January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," and were required to analyze our goodwill for impairment issues by June 30, 2002, and then at least annually after that date or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. At June 30, 2005 and December 31, 2004, the reported goodwill totaled $12,368,000 and $5,881,000, respectively (net of accumulated amortization of $1,074,000 and $1,084,000, respectively). During the six months ended June 30, 2005 and the year ended December 31, 2004, we did not record any impairment losses related to goodwill and other intangible assets.

         In conjunction with our July 2004 acquisition of Larus Corporation, we commissioned a valuation firm to determine what portion of the purchase price should be allocated to identifiable intangible assets. As a result of the valuation, we have determined that the Larus trade name and trademark are valued at $750,000, the technology is valued at $1,150,000 and customer relationships are valued at $200,000. Goodwill associated with the Larus Corporation acquisition totaled $4,944,000. The Larus trade name and trademark were determined to have indefinite lives and therefore are not being amortized but rather are being periodically tested for impairment. The technology and customer relationships were both estimated to have ten-year lives and, as a result, $40,000 and $95,000 of amortization expenses were recorded and charged to administrative expense during the year ended December 31, 2004 and the six months ended June 30, 2005, respectively. Previously, management had estimated the intangibles of Larus Corporation to be $2,800,000 for trademark and trade name, $500,000 for technology, and $300,000 for customer relationships. As a result, the balances were adjusted and $50,000 of amortization expense was recorded to adjust the accumulated amortization to the revised intangible balances.

         In conjunction with our March 2005 acquisition of Pascall, we have selected a valuation firm to determine what portion of the purchase price should be allocated to identifiable intangible assets. We have considered whether the acquisition included various types of identifiable intangible assets, including trade names, trademarks, covenants not to compete, patents, customers, workforce, technology and software. We have estimated that the Pascall trade name and trademark are valued at $50,000. We have estimated that the covenants not to compete that were obtained from Pascall's former affiliates are valued at $100,000 in light of public statements made by those affiliates indicating that they were, for strategic reasons, exiting the power supply business, which we believe results in a low probability that they would return to the power supply business absent the covenants not to compete. We believe that no other identifiable intangible assets of value were acquired. No patents were acquired. We have not ascribed any value to Pascall's customer base because our United Kingdom subsidiary, XCEL Power Systems, Ltd., already sells to Pascall's key customers. Pascall's workforce does not hold any special skills that are not readily available from other sources. We did not identify any valuable completed technology that was acquired, because Pascall utilizes non-proprietary technology to produce custom power supplies pursuant to customer specifications. Pascall does not develop or design software and does not own software of any material value.

         Accordingly, we have estimated that the goodwill associated with the Pascall acquisition totaled $4,958,000 as compared to the initial goodwill of $4,571,000. The Pascall trade name and trademark were determined to have indefinite lives and therefore are not being amortized but rather are being periodically tested for impairment. The covenants not to compete will be amortized over their three-year duration. The valuation of the identified intangible assets is expected to be completed during the quarter ending September 30, 2005 and could result in changes to the value of these identified intangible assets and corresponding changes to the value of goodwill. However, we do not believe these changes will be material to our financial position or results of operations.

RESULTS OF OPERATIONS

         The tables presented below, which compare our results of operations for the three and six months ended June 30, 2005 to our results of operations for the three and six months ended June 30, 2004, present the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net sales. The columns present the following:

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

                            THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004


                                                                                                           ESULTS AS A PERCENTAGE
                                                                               DOLLAR      PERCENTAGE       OF NET SALES FOR THE
                                                   THREE MONTHS ENDED         VARIANCE      VARIANCE         THREE MONTHS ENDED
                                                        JUNE 30,            -----------    -----------           JUNE 30,
                                              --------------------------     FAVORABLE      FAVORABLE    -------------------------
                                                  2005           2004      (UNFAVORABLE)  (UNFAVORABLE)     2005          2004
                                              -----------    -----------    -----------    -----------   -----------   -----------
                                                        (DOLLARS IN THOUSANDS)
Net sales
    Electronic components ...............     $     6,421    $     3,955    $     2,466         62.4%         64.5%         61.5%
    Communications equipment ............           3,541          2,477          1,064         43.0%         35.5%         38.5%
                                              -----------    -----------    -----------    -----------   -----------   -----------
    Total net sales .....................           9,962          6,432          3,530         54.9%        100.0%        100.0%
Cost of sales
    Electronic components ...............           4,084          2,260         (1,824)       (80.7)%        41.0%         35.1%
    Communications equipment ............           1,915          1,273           (642)       (50.4)%        19.2%         19.8%
                                              -----------    -----------    -----------    -----------   -----------   -----------
    Total cost of sales .................           5,999          3,533         (2,466)       (69.8)%        60.2%         54.9%
Gross profit
    Electronic components ...............           2,337          1,695            642         37.9%         23.5%         26.4%
    Communications equipment ............           1,626          1,204            422         35.0%         16.3%         18.7%
                                              -----------    -----------    -----------    -----------   -----------   -----------
    Total gross profit ..................           3,963          2,899          1,064         36.7%         39.8%         45.1%
Selling, general and administrative
   expenses .............................           3,447          2,067         (1,380)       (66.8)%        34.6%         32.1%
Engineering and product development......             604            312           (292)       (93.6)%         6.1%          4.9%
Operating income ........................             (88)           520           (608)      (116.9)%         3.3%          8.1%
Interest expense ........................             (94)           (94)            --          0.0%         (0.9)%        (1.5)%
Interest income .........................              37             --             37           --          (0.9)%         0.0%
Other (income) expense ..................             115            (30)           145       (483.3)%         0.4%         (0.5)%
Income before income tax expense ........             (30)           396           (426)      (107.6)%        (0.3)%         6.2%
Income tax expense ......................             (51)            27             78       (288.9)%        (0.5)%         0.4%
                                              -----------    -----------    -----------    -----------   -----------   -----------
Net income ..............................     $        21    $       369           (348)       (94.3)%         0.2%          5.7%



         NET SALES. The $3,530,000 (54.9%) increase in total net sales for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 resulted from the combination of a $2,466,000 (62.4%) increase in net sales of our electronic components and a $1,064,000 (43.0%) increase in net sales of our communications equipment products and services.

         ELECTRONIC COMPONENTS. The increase in net sales of our electronic components segment resulted from a $1,366,000 (71.3%) increase in net sales of power supplies primarily due to the inclusion of $2,042,000 of power supplies sold by Pascall, which we acquired on March 18, 2005. Without Pascall, sales of power supplies by XCEL Power Systems, Ltd. would have declined by $676,000 primarily due to the delay of delivery requirements for the Eurofighter Typhoon aircraft. We first reported sales of RF components and RF subsystem assemblies during the three months ended March 31, 2005. We had $1,106,000 of sales of RF components and RF subsystems assemblies for the three months ended June 30, 2005 as compared to none in the prior year period due to the acquisition of Pascall. Sales of switches increased $128,000 (8.5%) to $1,639,000 for the three months ended June 30, 2005 from $1,511,000 for the prior year period due to an $81,000 increase in switch sales by XCEL Power Systems, Ltd. and a $36,000 increase in switch sales by XCEL Japan, Ltd.

         COMMUNICATIONS EQUIPMENT. The $1,064,000 (43.0%) increase in net sales of our communications equipment segment resulted primarily from the inclusion in our results for the three months ended June 30, 2005 of $1,437,000 of net sales of network timing and synchronization products attributable to our acquisition of Larus Corporation that occurred on July 13, 2004. This increase was partially offset by a $199,000 (13.4%) decline in net sales of network access equipment and transmission products manufactured by CXR-AJ, which primarily was due to delays in the French military infrastructure programs. Communications test equipment net sales decreased $154,000 (21.0%) to $581,000 for the three months ended June 30, 2005 as compared to $735,000 for the prior year period primarily due to a continued low demand by the major United States telecommunications companies and a delay in continued shipments on a long-term government infrastructure program due to customer technical issues. We anticipate that sales of our communications test equipment will remain flat throughout the remainder of 2005. However, we anticipate that sales of our network access products both in France and, more importantly, in the United States will grow as new sales channels and our stronger marketing presence becomes effective and we work to utilize our two new United States-based distributors with whom we established relationships during the six months ended June 30, 2005. We also anticipate that sales of our network timing and synchronization products will show further growth as we build our business with telecommunications carrier companies in 2005 and beyond.

         GROSS PROFIT. Gross profit as a percentage of total net sales decreased to 39.8% for the three months ended June 30, 2005 from 45.1% for the prior year period. In dollar terms, gross profit increased by $1,064,000 (36.7%) to $4,411,000 for the three months ended June 30, 2005 as compared to $2,899,000 for the prior year period.

         ELECTRONIC COMPONENTS. The $642,000 (37.9%) increase in gross profit for our electronic components segment was primarily due to the inclusion of Pascall's results, which contributed $813,000 in gross profit for the three months ended June 30, 2005. The 2.9% percentage point decrease in gross profit as a percentage of total net sales of electronic components primarily resulted from the increased proportion of power supply sales resulting from the Pascall acquisition, which sales generally produce a lower gross margin than the switch products. Gross profit for our switch sales declined by $74,000 (8.0%) to $838,000 for the three months ended June 30, 2005 as compared to $912,000 for the prior year period due to changes in product mix.

         COMMUNICATIONS EQUIPMENT. The $422,000 (35.0%) increase in gross profit for our communications equipment segment was primarily due to the inclusion of $650,000 in gross profit during the three months ended June 30, 2005 attributable to net sales of network access and network timing and synchronization products that we did not offer prior to our acquisition of Larus Corporation in July 2004. Excluding the addition of these sales, gross profit for communications equipment decreased approximately $228,000 (18.9%) primarily due to a $235,000 (44.7%) decrease in gross profit of test equipment due to lower sales volume.

         The 2.4 percentage point decrease in this segment's gross profit as a percentage of total net sales was primarily the result of the lower gross margin on sales of test equipment due primarily to lower sales volume.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The $1,380,000 (66.8%) increase in selling, general and administrative expenses for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 primarily was due to:

         o a $142,000 (206%) increase in sales commissions primarily due to the inclusion of sales commissions due to the Larus and Pascall acquisitions;

         o a $635,000 (97.5%) increase in other selling and marketing expenses primarily due to the inclusion of selling expenses as a result of the Larus and Pascall acquisitions, attendance at tradeshows, and increased advertising and marketing of our electronic components, including $88,000 spent on trade shows;

         o a $603,000 (44.8%) increase in administrative expenses primarily due to the inclusion of $218,000 and $217,000 of administrative costs for our Larus division and for Pascall, respectively;

         o an increase of $70,000 in corporate legal expenses and a $91,000 increase in accounting and auditing expenses at our United States operations to $105,000 and $142,000, respectively;

         o a $74,000 severance expense we recorded to administrative expense to reflect a consolidation of CXR Larus' operations; and

         o a $55,000 expense we recorded for a repair provision for the building in Wales that we vacated to combine our coil winding business with XCEL Power Systems, Ltd. in Ashford, England.

Despite the increase in selling, general and administrative expenses in dollar terms, our selling general and administrative expenses declined to 31.9% of our net sales for the three months ended June 30, 2005 as compared to 32.1% of our net sales for the prior year period due to our overall increase in net sales.

         We anticipate that selling, general and administrative expenses for the remainder of 2005 will remain at levels higher than those we experienced last year due to the Larus Corporation and Pascall acquisitions, increased investments in new products, sales and marketing expenses for our new low profile rotary and digital switches, activity in searching for and analyzing potential acquisitions, expansion of our investor relations program and increased corporate governance activities in response to the Sarbanes-Oxley Act of 2002 and recently adopted rules and regulations of the Securities and Exchange Commission. However we continue to seek efficiency and cost savings at all operations and anticipate we will further reduce our selling, general and administrative expenses by an estimated $625,000 on an annual basis over the current levels as a result of sales, marketing and administrative staffing reductions implemented in our communications equipment segment during the three months ended June 30, 2005.

         ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses consist primarily of research and product development activities. The $292,000 (93.6%) increase in these expenses resulted primarily from the inclusion of $148,000 expenses attributable to our Larus division, a $53,000 increase in research and engineering expenses related to our Pascall acquisition and a $39,000 increase for development of our new low profile rotary switches. We expect this higher level of expense to continue throughout 2005 as we continue to develop our new family of rotary switches and pursue long-term opportunities in the timing and synchronization market. During the three months ended June 30, 2005, we eliminated one of our two engineering directors at CXR Larus, which we anticipate will offset approximately $75,000 of our increased engineering expenses on an annual basis.

         INTEREST EXPENSE AND OTHER INCOME. Interest expense of $94,000 remained the same for the three months ended June 30, 2005 as for the three months ended June 30, 2004 due to the issuance of $3,000,000 of notes for the acquisition of Larus Corporation in July 2004 which offset our lower bank interest charges. We recorded reduced interest expenses related to our Wells Fargo Bank loan and reduced loan balances of our United Kingdom operations. In addition, we recorded $37,000 of interest income in the three months ended June 30, 2005, which was earned on the proceeds of the January 2005 private placement. We did not have interest income during the three months ended June 30, 2004. Other income of $115,000 for the three months ended June 30, 2005 primarily was affected by a $100,000 gain due to the sale of our T-Com product line for $100,000. The T-Com Technology and tangible assets has no carrying value.

         INCOME TAX EXPENSE. Income tax benefit for the three months ended June 30, 2005 was $51,000, compared to an expense of $27,000 for the three months ended June 30, 2004. We have net tax loss carryforwards for United States income tax purposes and our foreign subsidiaries achieved combined income before income taxes and corporate charges of $196,000, which at the rates effective in the respective countries affect which tax loss carryforwards resulted in the reported current tax benefit of $51,000.

         NET INCOME. The net income for the three months ended June 30, 2005 decreased by $348,000 (94.3%) to $21,000 as compared to net income of $369,000 for the three months ended June 30, 2004. The decrease was primarily due to the impact of planned increased sales and marketing expenses to launch new products and improve the marketing and sales efforts in promoting our existing products and the addition of similar expenses of Larus Corporation designed to increase future revenue and net income, together with the substantial increase in research and development associated primarily with our network timing products. We incurred severance expenses of $119,000 for our CXR Larus integration, $88,000 for trade shows, $55,000 to provide for repairs due to the relocation of our Wales winding business to Ashford in the second quarter of 2005. We continue to closely monitor costs throughout our operations and have reduced costs through staffing reductions in our communications equipment operations in the United States as detailed above.

                              SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004


                                                                                                        ESULTS AS A PERCENTAGE
                                                                            DOLLAR      PERCENTAGE       OF NET SALES FOR THE
                                                Six Months Ended           VARIANCE      VARIANCE          Six Months Ended
                                                     JUNE 30,            -----------    -----------           JUNE 30,
                                             ------------------------     FAVORABLE      FAVORABLE     ----------------------
                                               2005           2004      (UNFAVORABLE)  (UNFAVORABLE)     2005          2004
                                             --------       ---------    -----------    -----------    ---------   ----------
                                                             (DOLLARS IN THOUSANDS)
Net sales
    Electronic components ..............     $ 10,227       $  7,860      $  2,367         30.1%         59.2%          62.3%
    Communications equipment ...........     $  7,034       $  4,764      $  2,270         47.6%         40.8%          37.7%
                                             --------------------------------------------------------------------------------
    Total net sales ....................     $ 17,261       $ 12,624      $  4,637         36.7%        100.0%         100.0%
                                             --------------------------------------------------------------------------------
Cost of sales
    Electronic components ..............     $  6,451       $  4,525      $ (1,926)       (42.6)%        37.4%          35.8%
    Communications equipment ...........     $  3,735       $  2,453      $ (1,282)       (52.3)%        21.6%          19.4%
                                             --------------------------------------------------------------------------------
    Total cost of sales ................     $ 10,186       $  6,978      $ (3,208)       (46.0)%        59.0%          55.3%
                                             --------------------------------------------------------------------------------
Gross profit
    Electronic components ..............     $  3,776       $  3,335      $    441         13.2%         21.9%          26.4%
    Communications equipment ...........     $  3,299       $  2,311      $    988         42.8%         19.1%          18.3%
                                             --------------------------------------------------------------------------------
    Total gross profit .................     $  7,075       $  5,646      $  1,429         25.3%         41.0%          44.7%
                                             --------------------------------------------------------------------------------
Selling, general and administrative
   expenses ............................     $  6,278       $  4,284      $ (1,994)       (46.5)%        36.4%          33.9%
Engineering and product development
   expenses ............................     $  1,136       $    595      $   (541)       (90.9)%         6.6%           4.7%
Operating income (loss) ................     $   (339)      $    767      $ (1,106)      (144.2)%        (2.0)%          6.1%
Interest expense .......................     $   (196)      $   (190)     $     (6)         3.2%         (1.1)%         (1.5)%
Interest income ........................     $    109             --      $    109           --          (0.6)%          0.0%
Other (income) expense .................     $    112       $    (36)     $    148       (411.1)%        (0.6)%         (0.3)%
Income (loss) before income tax
   expense .............................     $   (314)      $    541      $   (855)      (158.0)%        (1.8)%          4.3%
Income tax expense .....................     $     15       $    102      $     87        (85.3)%         0.1%           0.8%
                                             --------------------------------------------------------------------------------
Net income (loss) ......................     $   (329)      $    439      $   (768)      (174.9)%        (1.9)%          3.5%
                                             ================================================================================


         NET SALES. The $4,637,000 (36.7%) increase in total net sales for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 resulted from the combination of a $2,367,000 (30.1%) increase in net sales of our electronic components and a $2,270,000 (47.6%) increase in net sales of our communications equipment products and services.

         ELECTRONIC COMPONENTS. The increase in net sales of our electronic components segment resulted primarily from the inclusion in our results for the six months ended June 30, 2005 of Pascall's $3,736,000 sales of power supplies and RF components and RF subsystem assemblies. This increase was offset by a $1,504,000 (38.8%) decrease in sales at XCEL Power Systems, Ltd., which decrease was primarily related to reduced sales of power supplies primarily due to the delay of delivery requirements for the Eurofighter Typhoon aircraft. Sales of switches increased $113,000 (3.8%) to $3,113,000 for the six months ended June 30, 2005 from $3,000,000 for the prior year period due to a $173,000 increase of sales of our new low profile rotary switches partially offset by a $60,000 decrease in digital switch sales.

         We first reported sales of RF components and RF subsystem assemblies during the three months ended March 31, 2005 due to the Pascall acquisition. Excluding sales by Pascall from March 18, 2005 through June 30, 2005, our electronic components segment sales declined by $1,363,000 or 17.3% for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. We currently anticipate that our sales of electronic components will increase in subsequent quarters of 2005, with the greatest anticipated period of growth occurring in late 2005 and throughout 2006 based upon informal indications we have received from various customers.

         COMMUNICATIONS EQUIPMENT. The $2,270,000 (47.6%) increase in net sales of our communications equipment segment resulted primarily from the inclusion in our results for the six months ended June 30, 2005 of $2,947,000 of net sales of network timing and synchronization products attributable to our acquisition of Larus Corporation that occurred on July 13, 2004. This increase was partially offset by a $538,000 (17.8%) decline in net sales of network access equipment and transmission products manufactured by CXR-AJ, which was primarily due to delays in the French military communications infrastructure programs. Communications test equipment net sales declined $137,000 (11.3%) to $1,080,000 for the six months ended June 30, 2005 as compared to $1,217,000 for the prior year period, primarily due to a continued low demand by the major United States telecommunications companies. We anticipate that sales of our communications test equipment will remain flat throughout the remainder of 2005. However, we anticipate that sales of our network access products both in France and more importantly in the United States will grow as new sales channels and our stronger marketing presence becomes effective and we work to utilize our two new United States-based distributors we established relationships with during the three months ended March 31, 2005. We also anticipate that sales of our network timing and synchronization products will show further growth as we build our business with telecommunications companies in 2005 and beyond.

         GROSS PROFIT. Gross profit as a percentage of total net sales decreased to 41.0% from 44.7% for the prior year period. In dollar terms, gross profit increased by $1,429,000 (25.3%) to $7,075,000 for the six months ended June 30, 2005 as compared to $5,646,000 for the prior year period.

         ELECTRONIC COMPONENTS. The $441,000 (13.2%) increase in gross profit for our electronic components segment was primarily due to the inclusion in our results for the six months ended June 30, 2005 of $991,000 of gross profit from Pascall. Partially offsetting this increase was a $325,000 reduction in gross profit from switches primarily due to product mix and a $234,000 decrease in gross profit on power supplies produced by XCEL Power Systems, Ltd. as a direct result of reduced sales volume due to contract delivery deferrals. We expect overall sales of power supplies in 2005 to exceed overall sales of power supplies in 2004 and to grow further in 2006 based upon informal indications we have received from various customers.

         COMMUNICATIONS EQUIPMENT. The $988,000 (42.8%) increase in gross profit for our communications equipment segment was primarily due to the inclusion of $1,325,000 in gross profit during the six months ended June 30, 2005 attributable to net sales of network access and network timing and synchronization products that we did not offer prior to our acquisition of Larus Corporation in July 2004. Excluding the addition of these sales, gross profit for communications equipment decreased approximately $337,000 (14.6%) primarily due to a $213,000 (24.0%) decrease in gross profit on test equipment due to lower sales volume and a $123,000 (8.6%) reduction in gross profit at CXR-AJ for network access equipment sales due to lower volume.

         The 0.8 percentage point decrease in this segment's gross profit as a percentage of total net sales was primarily the result of the larger contribution of the lower margin CXR Larus network timing and synchronization products and CXR-AJ network access products as compared to the higher margin test equipment.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The $1,994,000 (46.5%) increase in selling, general and administrative expenses for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 and the
2.5 percentage point increase in selling, general and administrative expenses as a percentage of total net sales were primarily due to:

         o a $170,000 (84.2%) increase in sales commissions primarily due to the inclusion of $109,000 and $92,000 of sales commission expenses of our Larus division and Pascall, respectively;

         o a $996,000 (74.6%) increase in other selling and marketing expenses primarily due to the inclusion of $671,000 and $353,000 of selling expenses of our Larus division and Pascall, respectively, attendance at tradeshows and increased advertising and marketing of our electronic components;

         o an $829,000 (30.2%) increase in administrative expenses primarily due to the inclusion of $385,000 and $246,000 of administrative costs for our Larus division and Pascall, respectively;

         o $53,000 in administrative expenses relating to our review of internal controls pursuant to Section 404 of the Sarbanes Oxley Act of 2002;

         o $74,000 in severance costs we recorded to administrative expense to reflect a consolidation of CXR Larus' operations;

         o a $55,000 expense we recorded for a repair provision for the building in Wales that we vacated to combine our coil winding business with XCEL Power Systems, Ltd. in Ashford, England; and

         o an increase of $94,000 in United States corporate legal expenses and a $92,000 increase in our domestic accounting and auditing expenses.

         We anticipate that selling, general and administrative expenses for the remainder of 2005 will remain at levels higher than those we experienced last year due to the Larus Corporation and Pascall acquisitions, increased investments in new products, sales and marketing expenses for our new low profile rotary and digital switches, increased activity in searching for and analyzing potential acquisitions, expansion of our investor relations program and increased corporate governance activities in response to the Sarbanes-Oxley Act of 2002 and recently adopted rules and regulations of the Securities and Exchange Commission. However we continue to seek efficiency and cost savings at all operations and anticipate we will further reduce our selling, general and administrative expenses by an estimated $625,000 on an annual basis over the current levels as a result of sales, marketing and administrative staffing reductions implemented in our communications equipment segment.

         ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses consist primarily of product development engineering activities. The $541,000 (90.9%) increase in these expenses resulted primarily from the inclusion of $337,000 expenses attributable to our Larus division and a $96,000 increase in engineering attributable to Pascall. Also, expenses related to development of our new low profile rotary switches increased $68,000 (31.9%) to $281,000 for the six months ended June 30, 2005 as compared to $213,000 for the prior year period. We expect this higher level of expense to continue throughout 2005 as we continue to develop our new family of rotary switches and pursue long -term opportunities in the timing and synchronization market. During the six months ended June 30, 2005, we eliminated one of our two engineering directors at CXR Larus, which we anticipate will offset approximately $75,000 of our increased engineering expenses on an annual basis.

         INTEREST EXPENSE AND OTHER INCOME. Interest expense increased by $6,000 (3.2%) to $196,000 for the six months ended June 30, 2005 as compared to $190,000 for the six months ended June 30, 2004 primarily due to the issuance of $3,000,000 of notes for the acquisition of Larus Corporation in July 2004. This increase was mostly offset by reduced interest expenses related to our Wells Fargo Bank loan and reduced loan balances of our United Kingdom operations. In addition, we recorded $109,000 of interest income in the six months ended June 30, 2005, which was earned on the proceeds of the January 2005 private placement. We did not have interest income during the six months ended June 30, 2004. Other income of $112,000 for the six months ended June 30, 2005 primarily was affected by a $100,000 gain due to the sale of our T-Com product line for $100,000. The T-Com technology and tangible assets had no carrying value.

         INCOME TAX EXPENSE. Income tax expense for the six months ended June 30, 2005 was $15,000, compared to $102,000 for the six months ended June 30, 2004 due to lower pretax income. Although we applied net tax loss carryforwards for United States income tax purposes, our foreign subsidiaries achieved combined income before income taxes and corporate charges of $395,000, which at the rates effective in the respective countries resulted in the reported current tax expense of $15,000.

         NET INCOME (LOSS). Net income for the six months ended June 30, 2005 decreased by $768,000 to a loss of $329,000 as compared to net income of $439,000 for the six months ended June 30, 2004. The decrease was primarily due to the impact of planned increased sales and marketing expenses to launch new products and improve the marketing and sales efforts in promoting our existing products and the addition of similar expenses of Larus Corporation designed to increase future revenue and net income together with the substantial increase in product development engineering associated primarily with our network timing and synchronization products. We continue to closely monitor costs throughout our operations and have reduced costs through staffing reductions in our communications equipment operations in the United States and France as detailed above.

LIQUIDITY AND CAPITAL RESOURCES

         During the year ended December 31, 2004, we funded our operations primarily through revenue generated from our operations and through our existing and previous lines of credit with Wells Fargo Bank, N.A., and various foreign banks. During the six months ended June 30, 2005, we continued to rely on these sources and also raised approximately $16,437,000 in net proceeds through a private placement of equity securities in January 2005 as described below. As of June 30, 2005, we had working capital of $13,909,000, which represented a $8,369,000 (151.1%) increase from working capital of $5,540,000 at December 31, 2004, primarily due to the proceeds from the private placement and the addition of the working capital of Pascall. At June 30, 2005 and December 31, 2004, we had accumulated deficits of $16,735,000 and $16,406,000, respectively, and cash and cash equivalents of $6,435,000 and $1,057,000, respectively.

         Accounts receivable increased $1,839,000 (31.7%) during the six months ended June 30, 2005 from $5,796,000 as of December 31, 2004 to $7,635,000 as of
June 30, 2005. Sales attributable to the Pascall acquisition contributed $2,236,000 to accounts receivable at June 30, 2005. Without the acquisition of Pascall, our receivables would have decreased $397,000 (6.8%) during the six months ended June 30, 2005, primarily due to increased collections. Days sales outstanding, which is a measure of our average accounts receivable collection period, decreased from 69 days for the year ended December 31, 2004 to 55 days for the six months ended June 30, 2005. This calculation is skewed because $2,236,000 of Pascall receivables were included in our accounts receivable balance at June 30, 2005 while only 105 days of Pascall's sales, totaling $3,730,000, were included in our results for the six months ended June 30, 2005.

Excluding Pascall's sales, days sales outstanding was 61, which represents an improvement for the six month period as compared to 69 days sales outstanding for the year ended December 31, 2004. Our customers include many Fortune 100 companies in the United States and similarly large companies in Europe and Asia. Because of the financial strength of our customer base, we have virtually eliminated our bad debt reserves.

         Inventory balances increased $2,105,000 (32.4%) during the six months ended June 30, 2005, from $6,491,000 at December 31, 2004 to $8,596,000 at June
30, 2005. Inventory represented 21.1% and 25.9% of our total assets as of June 30, 2005 and December 31, 2004, respectively. Included in the June 30, 2005 amount is $2,117,000 of inventory attributable to Pascall. Excluding the effect of this inclusion, inventory would have decreased by $12,000 and would have represented 18.8% of total assets (excluding the $11,333,000 of total assets related to Pascall) at June 30, 2005. Inventory turnover, which is a ratio that indicates how many times our inventory is sold and replaced over a specified period, increased to 2.37 times (excluding Pascall, turnover would have decline to 2.3 times) for the six months ended June 30, 2005 as compared to 2.48 times for the year ended December 31, 2004 due to the decline in sales revenues.

         We took various actions to reduce costs in 2004. These actions were intended to reduce the cash outlays of our communications equipment segment to match its revenue rate. We also have contracted with offshore manufacturers for production of test equipment at lower prices than we previously cost for in-house manufacturing. We merged Larus Corporation with and into CXR Telcom Corporation at the end of 2004 and integrated their operations.

         Cash used in our operating activities totaled $330,000 for the six months ended June 30, 2005 as compared to cash provided by operating activities of $980,000 for the six months ended June 30, 2004. This $1,310,000 decrease in operating cash flows primarily resulted from a small net loss in the six months ended June 30, 2005 as compared to net income in the comparable period in the prior year, as well as increased payment of accounts payable and accrued expenses.

         Cash used in our investing activities totaled $9,776,000 for the six months ended June 30, 2005 as compared to $186,000 for the six months ended June 30, 2004. Included in the results for the six months ended June 30, 2005 are net cash of $9,341,000 used to acquire Pascall and $149,000 of property, plant and equipment purchases for production equipment and computer equipment. The investments for the six months ended June 30, 2004 were mostly property, plant and equipment purchases.

         Cash provided by our financing activities totaled $16,216,000 for the six months ended June 30, 2005 as compared to $443,000 of cash used in our financing activities for the six months ended March 31, 2004. The change is primarily due to the net proceeds of $16,216,000 from the issuance of common stock in the January 2005 private placement.

         On June 1, 2004, Emrise Electronics and CXR Larus, together with Emrise acting as guarantor, obtained a credit facility from Wells Fargo Bank, N.A. for our domestic operations. This facility was to be effective through July 1, 2005 and replaced the previous credit facility we had with Wells Fargo Business Credit, Inc. No prepayment penalty was due because the prior loan contract excluded from prepayment penalties loans replaced with new credit facilities from Wells Fargo Bank, N.A. The new credit facility is subject to an unused commitment fee equal to 0.25% per annum, payable quarterly based on the average daily unused amount of the line of credit described in the following paragraph.

         The credit facility provides a $3,000,000 revolving line of credit secured by accounts receivable, other rights to payment and general intangibles, inventories and equipment. Borrowings do not need to be supported by specific receivables or inventory balances unless aggregate borrowings under the line of credit and the term loan described in the following paragraph exceed $2,000,000 for 30 consecutive days (a "conversion event"). If a conversion event occurs, the line of credit will convert into a formula-based line of credit until the borrowings are equal to or less than $2,000,000 for 30 consecutive days. The formula generally provides that outstanding borrowings under the line of credit may not exceed an aggregate of 80% of eligible accounts receivable, plus 15% of the value of eligible raw material inventory, plus 30% of the value of eligible finished goods inventory. The interest rate is variable and is adjusted monthly based on the prime rate plus 0.5%. The prime rate at June 30, 2005 was 6.25%.

         The credit facility also provides for a term loan of $150,000 secured by equipment, amortizable over 36 months at a variable rate equal to the prime rate plus 1.5%. The term loan portion of the facility had a balance of $112,000 at June 30, 2005.

         Wells Fargo Bank, N.A. has also provided us with $300,000 of credit available for the purchase of new capital equipment when needed through July 1, 2005, of which a balance of $135,000 was outstanding at June 30, 2005 and July 1, 2005. The interest rate is equal to the 90-day London InterBank Offered Rate ("LIBOR") rate (3.52% at June 30, 2005) plus 3.75% per annum. Amounts borrowed under this arrangement are amortized over 60 months from the respective dates of borrowing.

         The previous credit facility bore interest at the prime rate plus 1.0% and was subject to a $13,500 minimum monthly interest fee plus an unused commitment fee equal to 0.25% per annum. The average amounts outstanding on the revolving portions of the previous and new credit facilities during the year ended December 31, 2004 and the six months ended June 30, 2005 were $1,035,000 and zero dollars, respectively. The prime rate averaged approximately 4.25% in 2004 and approximately 5.625% during the six months ended June 30, 2005. During the six months ended June 30, 2005, interest on the new revolving line of credit totaled approximately $12,000. During the six months ended June 30, 2004, interest on our previous domestic credit facility was $76,000 and was subject to a minimum monthly interest charge of $13,500.

         At June 30, 2005, we had no outstanding balance owing under the revolving credit line and we had $2,000,000 of availability on the non-formula based portion of the credit line. The credit facility is subject to various financial covenants. At June 30, 2005, we were in compliance with those financial covenants. The minimum debt service coverage ratio of each of Emrise Electronics and CXR Larus must be not less than 1.50:1.00 on a trailing four-quarter basis. "Debt service coverage ratio" is defined as net income plus depreciation plus amortization, minus non-financed capital expenditures, divided by current portion of long-term debt measured quarterly. The current ratio of each of Emrise Electronics and CXR Larus must be not less than 1.50:1.00, determined as of each fiscal quarter end. "Current ratio" is defined as total current assets divided by total current liabilities. Net income after taxes of each of Emrise Electronics and CXR Larus must be not less than $1.00 on an annual basis, determined as of the end of each quarter. Net profit after taxes of each of Emrise Electronics and CXR Larus must be not less than $1.00 in each fiscal quarter immediately following a fiscal quarter in which that entity incurred a net loss after taxes. Total liabilities divided by tangible net worth of our domestic operations on a consolidated basis must not at any time be greater than 2.00:1.00, determined as of each fiscal quarter end. Tangible net worth of us and all of our subsidiaries on a consolidated basis must not at any time be less than $5,200,000, measured at the end of each quarter. "Total liabilities" is defined as current liabilities plus non-current liabilities, minus subordinated debt. "Tangible net worth" is defined as stockholders' equity plus subordinated debt, minus intangible assets.

         At June 30, 2005, there was no balance outstanding under the revolving line of credit. The credit facility was to expire July 1, 2005. However, the bank extended the term of the revolving line to September 1, 2005 and has indicated that it intends to renew and expand the credit facility. However, if we are unable to obtain a renewal of the credit facility, we believe we will have sufficient funds available to timely repay any additional amounts we may borrow under the credit facility prior to the expiration of the extension.

         On July 13, 2004, we issued two promissory notes to the former stockholders of Larus Corporation totaling $3,000,000 in addition to paying cash and issuing shares of common stock and two zero interest short-term notes totaling $887,500 that we repaid in 2004, in exchange for 100% of the capital stock of Larus Corporation. These notes are subordinated to our bank debt and are payable in 72 equal monthly payments of principal totaling $41,667 per month plus interest at the 30-day LIBOR rate plus 5% with a maximum interest rate of 7% during the first two years of the term of the notes, 8% during the third and fourth years and 9% thereafter. As of June 30, 2005, the 30-day LIBOR rate was 3.33%. The total balance on these promissory notes as of June 30, 2005 was $2,500,000.

         As of June 30, 2005, our foreign subsidiaries had credit facilities, including lines of credit and term loans, with Venture Finance PLC, a subsidiary of the global Dutch ABN AMRO Holdings, N.V. financial institution, in England, IFN Finance, a subsidiary of ABN AMRO Holdings, N.V., Banc National de Paris, Societe Generale in France and Sogelease and Johnan Shinkin Bank in Japan. As of June 30, 2005, the balances outstanding under our United Kingdom, France and Japan credit facilities were $879,000, $628,000 and $44,000, respectively.

         XCEL Japan Ltd., or XJL, obtained a term loan on November 29, 2002 from Johnan Shinkin Bank. The loan is amortized over five years, carries an annual fixed interest rate of 3.25% and is secured by the assets of XJL. The balance of the loan as of June 30, 2005 was $44,000 using the exchange rate in effect at that date for conversion of Japanese yen into United States dollars. There are no financial performance covenants applicable to this loan.

         XCEL Power Systems, Ltd., one of our United Kingdom subsidiaries, obtained a credit facility with Venture Finance PLC in November 2002. This credit facility expires on November 15, 2005. Using the exchange rate in effect at June 30, 2005 for the conversion of British pounds sterling into United States dollars, the facility is for a maximum of $2,730,000 and includes a $637,000 unsecured cash flow loan, a $146,000 term loan secured by fixed assets, and the remainder is a loan secured by accounts receivable and inventory. The interest rate is the base rate of Venture Finance PLC (4.5% at June 30, 2005) plus 2%, and is subject to a minimum rate of 4% per annum. There are no financial performance covenants applicable to this credit facility.

         On July 8, 2005, XPS and Pascall obtained a credit facility with Lloyds TSB Commercial Finance Limited ("Lloyds"). At the same time, the credit facility of Venture Finance PLC was terminated and all debt to Venture Finance PLC was paid off. The Lloyds facility provides a revolving loan secured by receivables, with a maximum of 2,100,000 British pounds sterling (approximately $3,822,000 based on the exchange rate in effect on June 30, 2005). The annual interest rate on the revolving loan is 1.5% above the Lloyds TSB rate. The Lloyds TSB rate was 4.75% at July 8, 2005. This credit facility covers a period of 24 months. The financial covenants include a 50% cap on combined export gross sales of XPS and Pascall and debt turns of less than 65 days, and the funding balance is capped at 125% of XPS and Pascall combined gross sales. In addition to the revolving loan, Lloyds has also indicated it is willing to provide an unsecured cashflow loan of $546,000 and a $273,000 term loan that will be secured by equipment and amortized over 36 months. The cashflow and term loan portions of the facility are being processed and are expected to close in the near future.

         In April 2003, CXR-AJ obtained a credit facility from IFN Finance, a subsidiary of ABN AMRO N.V. This credit facility is for a maximum of $1,547,000, based on the exchange rate in effect at June 30, 2005 for the conversion of euros into United States dollars. CXR-AJ also had $39,000 of term loans with several French banks outstanding as of June 30, 2005. The IFN Finance facility is secured by accounts receivable and carries an annual interest rate of 1.6% above the French "T4M" rate. At June 30, 2005, the French T4M rate was 2.067% and this facility had a balance of $588,000. This facility has no financial performance covenants.

         Our backlog was $16,673,000 as of June 30, 2005 as compared to $8,403,000 as of June 30, 2004. The increase in backlog was primarily due to the addition of $8,405,000 of backlog for Pascall. Our backlog as of June 30, 2005 was 93.4% related to our electronic components business, which business tends to provide us with long lead-times for our manufacturing processes due to the custom nature of the products, and 6.6% related to our communications equipment business, which business tends to deliver standard products from stock as orders are received. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

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

         On January 5, 2005, we issued to 17 accredited record holders in a private offering an aggregate of 12,503,500 shares of common stock at a purchase price of $1.44 per share and five-year investor warrants to purchase up to an additional 3,125,875 shares of our common stock at an exercise price of $1.73 per share, for a total purchase price of $18,005,000. We paid cash placement agent fees and expenses of approximately $961,000, and issued five-year placement warrants to purchase up to an aggregate of 650,310 shares of common stock at an exercise price of $1.73 per share in connection with the offering. Additional costs related to the financing include registration rights-related liquidated damages and legal, accounting and consulting fees that totaled $607,000 through June 30, 2005 and continue to be incurred in connection with the resale registration described below.

         We agreed to register for resale the shares of common stock issued to investors and the shares of common stock issuable upon exercise of the investor warrants and placement warrants. The registration obligations require, among other things, that a registration statement be declared effective no later than June 4, 2005. We were unable to meet this obligation and therefore paid to each investor liquidated damages equal to 1% of the amount paid by the investor to us in the offering, which damage payments totaled an aggregate of approximately $180,000. We also paid to the investors liquidated damages totaling $300,000 for the period from June 5, 2005 through June 30, 2005, the date the registration statement was declared effective. We also will be required to pay to each investor liquidated damages for any future periods in which we are unable to maintain the effectiveness of the registration in accordance with the requirements contained in the registration rights agreement we entered into with the investors. These liquidated damages will be, and the liquidated damages paid for the period from June 5, 2005 through June 30, 2005 were, equal to 2% of the amount paid by each investor for the common shares still owned by the investor on each monthly anniversary of the date of the default that occurs prior to the cure of the default, pro rated on a daily basis for periods of default shorter than one month. The maximum aggregate liquidated damages payable to any investor will be equal to 10% of the aggregate amount paid by the investor for the shares of our common stock. Accordingly, the maximum aggregate penalty that we would be required to pay under this provision is 10% of the $18,005,000 initial purchase price of the common stock, which would be $1,801,000. Although we anticipate that we will be able to meet our future registration obligations, we also anticipate that we will have sufficient cash available to pay the maximum penalties if required.

         We used a portion of the proceeds from the January 2005 private placement to fund the acquisition of Pascall described above under the heading "Overview." In connection with the Pascall acquisition, we loaned to XCEL Corporation Ltd. approximately $10,100,000 in cash that was used to acquire Pascall and to repay Pascall's existing intercompany debt. As described above, the Pascall purchase price is subject to upward or downward adjustment, and we have guaranteed obligations of XCEL Corporation Ltd. in connection with the Pascall acquisition and have agreed to indemnify Pascall's former parent in connection with obligations under Pascall's facilities lease. This has been settled with our $237,000 payment to Intelek on August 1 to compensate for an upward adjustment of Pascall's net worth.

         We included in our annual report on Form 10-K for the year ended December 31, 2004 a contractual obligations table that outlines payments due from us or our subsidiaries under our lines of credit and other significant contractual obligations through 2009, exclusive of interest. During the six months ended June 30, 2005, no material changes in this information occurred outside the ordinary course of business.

         We intend to grow our business through both internal growth and through further acquisitions that we identify as being potentially both synergistic and accretive of our earnings. Any additional acquisitions would likely be funded through the use of cash and/or a combination of cash, notes and our limited use stock.

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

         In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," which addresses the accounting for employee stock options. SFAS No. 123(R) eliminates the ability to account for shared-based compensation transactions using APB Opinion No. 25 and generally would require instead that such transactions be accounted for using a fair value-based method. SFAS No. 123(R) also requires that tax benefits associated with these share-based payments be classified as financing activities in the statement of cash flow rather than operating activities as currently permitted. SFAS No. 123(R) becomes effective for interim or annual periods beginning after December 15, 2005. Accordingly, we are required to apply SFAS No. 123(R) beginning January 1, 2006. SFAS No. 123(R) offers alternative methods of adopting this final rule. At the present time, we have not yet determined which alternative method we will use.

         On March 3, 2005, the FASB issued Financial Interpretation No. ("FIN") 46(R), "Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003) Variable Interest Entities an Interpretation of ARB No. 51." FIN 46(R) requires us to consolidate variable interest entities if we are designated as the primary beneficiary of that entity, even if we do not own a majority of voting interests. A variable interest entity is generally defined as an entity that has insufficient equity to finance its activities or the owners of the entity lack the risks and rewards of ownership. The provisions of FIN 46(R) had no impact on our results of operations or financial position.

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

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met, and that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. We currently use derivatives to manage foreign currency rate risk.

         One of our United Kingdom subsidiaries conducts business in British pounds sterling and has a program that utilizes forward currency contracts denominated in United States dollars to offset the risk associated with the effects of currency exposure for sales in United States dollars. Under this program, increases or decreases in the subsidiary's foreign currency exposure are offset by gains or losses on the forward contracts, to mitigate the possibility of foreign currency transaction gains or losses. These forward contracts generally have terms of 90 days or less. We do not use these forward contracts for trading purposes. All outstanding foreign currency forward contracts used in this program are marked to market at the end of the period with unrealized gains and losses included in other income and expense.

         Emrise Electronics also has a program that utilizes a forward currency contract denominated in British pounds sterling to offset the risk of intercompany loans to a United Kingdom subsidiary. Under this program, increases or decreases in the current portion of intercompany debt due to Emrise Electronics are offset by gains or losses on the forward contract, to mitigate the possibility of foreign currency transaction gains or losses. The forward contract currently expires in August 2005. We do not use this forward contract for trading purposes. The forward contract used in this program is marked to market at the end of the period with unrealized gains and losses included in other income and expense.

         Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. Net foreign exchange transaction losses included in other income and expense in the accompanying consolidated statements of operations totaled $36,000 for the six months ended June 30, 2005. There was no hedging in the year ended December 31, 2004.

         A substantial portion of our notes payable and long-term debt have variable interest rates based on the prime interest rate and/or the lender's base rate, which exposes us to risk of earnings loss due to changes in such interest rates. Our annual report on Form 10-K for the year ended December 31, 2004 contains information about our debt obligations that are sensitive to changes in interest rates under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk." There were no material changes in those market risks during the six months ended June 30, 2005.

ITEM 4.  CONTROLS AND PROCEDURES.

         On August 15, 2005, in connection with its review of our condensed consolidated financial statements for the quarter ended June 30, 2005, Grant Thornton LLP, our independent registered public accounting firm, advised our management of a matter that Grant Thornton LLP considers to be a "material weakness" as that term is defined under standards established by the Public Company Accounting Oversight Board (United States).

         Grant Thornton LLP noted that we recorded revenue in our Pascall division for certain items previously recorded as "bill and hold" inventory. We had shipped the items to the customer on June 30, 2005, the customer took title to the items and paid for the items. However, the customer requested that Pascall store the items and returned the items to Pascall on July 7, 2005 for storage under a separate contract. The return of the items by the customer subsequent to June 30, 2005 resulted in the transaction not meeting the revenue recognition criteria under Staff Accounting Bulletin ("SAB") No. 104. The recording of these items as sales in the quarter ended June 30, 2005 resulted in an adjusting journal entry to reduce revenue by $841,000 and to reduce net income by $314,000 ($0.01 per share). On August 18, 2005, Grant Thornton LLP met with our audit committee and recommended that we review the control procedures over bill and hold arrangements to determine adherence to SAB 104. Our audit committee and management have undertaken an extensive review of SAB 104. We are seeking guidance from our financial consultants, who are certified public accountants with the requisite background and experience, to assist us in our future compliance with SAB 104 as it relates to control procedures over bill and hold matters.

         Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) were not effective as of June 30, 2005 with respect to the material weakness identified in the area of control procedures over bill and hold arrangements.

         During the quarter ended June 30, 2005, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On May 6, 2005, we held a special stockholders' meeting. The total number of outstanding votable shares was 37,334,705. Our stockholders were asked to consider and vote upon the following three proposals:

         (1) Amendment of our certificate of incorporation in order to increase our authorized common stock from 50,000,000 shares to 150,000,000 shares and make clarifying changes.

         (2) Amendment of our certificate of incorporation in order to clarify the mechanics of our classified board.

         (3) Amendment and restatement of our certificate of incorporation in order to modernize and conform the certificate of incorporation to current Delaware corporate law and practices.

         Proposal        For           Against        Withheld      Total Voted
         --------        ---           -------        --------      -----------

            (1)       29,541,554      1,397,690        30,513        30,969,757
            (2)       21,478,130        810,286        46,010        22,334,426
            (3)       21,947,419        354,004        33,003        22,334,426

         As a result, proposals 1 and 3 were approved by our stockholders. Due to the supermajority voting requirement that applied to proposal 2, proposal 2 did not receive sufficient affirmative votes for approval.

         We filed an amended and restated certificate of incorporation with the Secretary of State of Delaware on May 9, 2005 to reflect the stockholders' approval of proposals 1 and 3.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS.

       Number           Description
       ------           -----------

         3 Amended and Restated Certificate of Incorporation of Emrise Corporation filed with the Secretary of State of Delaware on May 9, 2005 (1)

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

------------------

         (1) Filed on May 19, 2005 as an exhibit to our Form 8-K for May 6, 2005 and incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               EMRISE CORPORATION

Dated: August 22, 2005         By: /S/ CARMINE T. OLIVA
                                  ---------------------------------------------
                                   Carmine T. Oliva, Chairman of the Board,
                                   Chief Executive Officer (principal executive
                                   officer) and President

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