Form 10-Q
period 2005-09-30
Emrise CORP
filed 2005-11-14
CIK 854852

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended SEPTEMBER 30, 2005 or

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes | | No |X|

         As of November 11, 2005, there were 37,497,750 shares of the issuer's common stock, $0.0033 par value, outstanding.

================================================================================

                                                      PART I
                                               FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

       Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2005
             and December 31, 2004........................................................................    F-1

       Condensed Consolidated Statements of Operations
             (unaudited) for the Three and Nine Months Ended September 30, 2005 and 2004 .................    F-2

       Condensed Consolidated Statements of Comprehensive Income (Loss)
             (unaudited) for the Three and Nine Months Ended September 30, 2005...........................    F-3

       Condensed Consolidated Statements of Stockholders' Equity (unaudited) for the
             Nine Months Ended September 30, 2005 ........................................................    F-4

       Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months
             Ended September 30, 2005 and 2004 ...........................................................    F-5

       Notes to Condensed Consolidated Financial Statements (unaudited)...................................    F-6

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS...........................................................      2

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK...................................................................................     26

ITEM 4.     CONTROLS AND PROCEDURES.......................................................................     27

                                   PART II
                              OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.............................................................................     28

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND
            USE OF PROCEEDS...............................................................................     28

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES...............................................................     28

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................     28

ITEM 5.     OTHER INFORMATION.............................................................................     28

ITEM 6.     EXHIBITS......................................................................................     29

SIGNATURES    ............................................................................................     31





                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                           EMRISE CORPORATION AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (UNAUDITED)
                    (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                          September 30,     December 31,
ASSETS                                                         2005             2004
                                                          ------------      ------------
Current assets:
   Cash and cash equivalents                              $      3,398      $      1,057
   Accounts receivable, net of allowance for
     doubtful accounts of $248 and $153, respectively            8,982             5,796
   Inventories                                                  10,281             6,491
   Deferred tax assets                                           1,015               352
   Prepaid and other current assets                                719               417
                                                          ------------      ------------
Total current assets                                            24,395            14,113
Property, plant and equipment, net                               2,269               909
Goodwill                                                        13,683             5,881
Intangible assets, net of accumulated amortization
   of $174 and $40, respectively                                 3,018             3,560
Other assets                                                       563               623
                                                          ------------      ------------
                                                          $     43,928      $     25,086
                                                          ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Borrowings under lines of credit                       $      3,514      $        878
   Current portion of long-term debt                               530               211
   Notes payable to stockholders, current portion                  500               500
   Accounts payable                                              3,585             3,398
   Income taxes payable                                            249               572
   Accrued expenses                                              3,346             3,014
Total current liabilities                                       11,724             8,573
Long-term debt, less current portion                               891               985
Notes payable to stockholders, less current portion              1,875             2,250
Deferred income taxes                                            1,813             1,400
Other liabilities                                                  859               969
Total liabilities                                               17,162            14,177

Stockholders' equity:
   Common stock, $0.0033 par value
     Authorized 50,000,000 shares;
     issued and outstanding 37,498,000
     and 24,777,000, respectively                                  123                82
   Additional paid-in capital                                   42,837            26,746
   Accumulated deficit                                         (15,919)          (16,406)
   Accumulated other comprehensive income (loss)                  (275)              487
Total stockholders' equity                                      26,766            10,909
                                                          ------------      ------------
                                                          $     43,928      $     25,086
                                                          ============      ============


          See accompanying notes to condensed consolidated financial statements




                              EMRISE CORPORATION AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                          (UNAUDITED)
                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                             Three Months Ended          Nine Months Ended
                                                September 30,              September 30,
                                           ----------------------      ----------------------
                                              2005         2004          2005          2004
                                           --------      --------      --------      --------
Net sales                                  $ 11,177      $  7,469      $ 28,438      $ 20,093
Cost of sales                                 6,311         4,239        16,497        11,217
                                           --------      --------      --------      --------
Gross profit                                  4,866         3,230        11,941         8,876
Operating expenses:
   Selling, general and administrative        3,292         2,465         9,570         6,749
   Engineering and product development          600           438         1,736         1,033
                                           --------      --------      --------      --------
Income from operations                          974           327           635         1,094
Other income (expense):
   Interest expense                            (106)         (115)         (302)         (305)
   Interest income                               27                         136
   Other income (expense)                       (91)          (28)           21           (64)
                                           --------      --------      --------      --------
Income before income taxes                      804           184           490           725
Income tax expense (benefit)                    (12)           26             3           128
                                           --------      --------      --------      --------
Net income                                 $    816      $    158      $    487      $    597
                                           ========      ========      ========      ========
Basic earnings per share                   $   0.02      $   0.01      $   0.01      $   0.03
                                           ========      ========      ========      ========
Diluted earnings per share                 $   0.02      $   0.01      $   0.01      $   0.02
                                           ========      ========      ========      ========


            See accompanying notes to condensed consolidated financial statements.




                              EMRISE CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND LOSS
                    THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                          (UNAUDITED)
                                        (IN THOUSANDS)


                                                  Three Months Ended     Nine Months Ended
                                                    September 30,          September 30,
                                                  ------------------     -----------------
                                                   2005        2004      2005        2004
                                                  -----        -----     -----       -----
Net income                                        $ 816        $ 158     $ 487       $ 597
Other comprehensive loss:
   Foreign currency translation adjustment           (6)           6      (762)        (58)
                                                  -----        -----     -----       -----
Comprehensive income (loss)                       $ 810        $ 164     $(275)      $ 539
                                                  =====        =====     =====       =====


            See accompanying notes to condensed consolidated financial statements.




                                                 EMRISE CORPORATION AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                NINE MONTHS ENDED SEPTEMBER 30, 2005
                                                             (UNAUDITED)
                                                           (IN THOUSANDS)


                                                                                                        Accumulated
                                                 Common Stock          Additional                         Other
                                            ---------------------       Paid-In        Accumulated     Comprehensive
                                             Shares       Amount        Capital          Deficit        Income (Loss)       Total
                                            --------     --------     ------------     ------------      ------------      --------
Balance at December 31, 2004                  24,777     $     82     $     26,746     $    (16,406)     $        487      $ 10,909
Stock option exercises                           104           --               36               --                --            36
Warrant exercises                                113           --               14               --                --            14
Issuance of common stock and warrants         12,504           41           16,018               --                --        16,059
Foreign currency translation adjustment           --           --               --               --              (762)         (762)
Warrants issued for services                      --           --               23               --                --            23
Net income                                        --           --               --              487                --           487
                                            --------     --------     ------------     ------------      ------------      --------
Balance at September 30, 2005                 37,498     $    123     $     42,837     $    (15,919)     $       (275)     $ 26,766
                                            ========     ========     ============     ============      ============      ========


                               See accompanying notes to condensed consolidated financial statements.




                                  EMRISE CORPORATION AND SUBSIDIARIES
                             NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)
                                             (IN THOUSANDS)


                                                                                      Nine Months
                                                                                  Ended September 30,
                                                                                  2005          2004
                                                                                --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $    487      $    597
   Adjustments to reconcile net income to cash provided by (used in)
     operating activities:
       Depreciation and amortization                                                 616           180
       Provision for doubtful accounts                                               116             4
       Provision for inventory obsolescence                                        1,090           496
       Deferred taxes                                                               (643)          (45)
   Changes in operating assets and liabilities, net of businesses acquired:
     Accounts receivable                                                             840           709
     Inventories                                                                    (218)          323
     Prepaid and other assets                                                        199)          111
     Accounts payable and accrued expenses                                        (3,645)         (796)
                                                                                --------      --------
Cash provided by (used in) operating activities                                   (1,158)        1,579
                                                                                --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net purchases of property, plant and equipment                                   (212)         (431)
   Cash paid for patents                                                             (58)           --
   Cash paid for acquisition of Pascall, net of cash acquired                     (9,509)           --
   Cash paid for acquisition of RO Associates, net of cash acquired               (4,605)           --
   Cash paid for acquisition of Larus, net of cash acquired                           --        (1,492)
   Disposal of property, plant and equipment                                           3            --
                                                                                --------      --------
Cash used in investing activities                                                (14,381)       (1,923)
                                                                                --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net repayments of lines of credit                                               2,636          (447)
   Repayments of long-term debt                                                   (1,253)          (38)
   Proceeds from long-term debt                                                    1,052            97
   Net proceeds from issuance of common stock in offering                         16,059            --
   Proceeds from exercise of stock options and warrants                               50            15
                                                                                --------      --------
Cash provided by (used in) financing activities                                   18,544          (373)
                                                                                --------      --------

Effect of exchange rate changes on cash                                             (664)          (78)
Net increase (decrease) in cash and cash equivalents                               2,341          (795)
Cash and cash equivalents at beginning of period                                   1,057         1,174
                                                                                --------      --------
Cash and cash equivalents at end of period                                      $  3,398      $    379
                                                                                ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                                   $    354      $    256
                                                                                ========      ========
     Income taxes                                                               $     89      $    427
                                                                                ========      ========


                  See accompanying notes to condensed consolidated financial statements.


                                                  F-5

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

         Emrise Corporation (the "Company"), operates through three wholly-owned subsidiaries: Emrise Electronics Corporation (formerly XET Corporation ("Emrise Electronics")), CXR Larus Corporation ("CXR Larus"), and CXR-Anderson Jacobson ("CXR-AJ"). Emrise Electronics and its subsidiaries design, develop, manufacture and market digital and rotary switches, power supplies, power conversion products, radio frequency ("RF") and microwave components and subsystems, and subsystem assemblies. CXR Larus designs, develops, manufactures and markets network access and transmission products, communications test equipment, and network timing and synchronization products. CXR-AJ designs, develops, manufactures and markets network access and transmission products. The Company conducts its operations out of various facilities in the United States, England, France and Japan and organizes itself in two product line segments: electronic components and communications equipment.

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

         The unaudited condensed consolidated financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of September 30, 2005 and December 31, 2004 and the results of operations and cash flows for the related interim periods ended September 30, 2005 and 2004. However, these results are not necessarily indicative of results for any other interim period or for the year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements included in its 2004 annual report on Form 10-K.

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

                                     EMRISE CORPORATION AND SUBSIDIARIES
                             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                         SEPTEMBER 30, 2005 AND 2004
                                                 (UNAUDITED)


                                                   Three Months Ended                 Nine Months Ended
                                                      September 30,                      September 30,
                                              ----------------------------      ----------------------------
                                                  2005             2004            2005              2004
                                              -----------      -----------      -----------      -----------
Net income (loss):
   As reported                                $   816,000      $   158,000      $   487,000      $   597,000
   Add:  Stock-based compensation expense
     included in reported net income, net
     of related tax effect
   Deduct:  Stock-based compensation
     expense determined under the fair
     value-based method                           (49,000)         (39,000)        (143,000)         (34,000)
                                              -----------      -----------      -----------      -----------

   Pro forma                                  $   767,000      $   119,000      $   344,000      $   563,000
                                              ===========      ===========      ===========      ===========

Basic earnings per share:
   As reported                                $      0.02      $      0.01      $      0.01      $      0.03
   Add: Stock-based compensation expense
     included in reported net income, net
     of related tax effect                             --               --               --               --
   Deduct: Stock-based compensation
     expense determined under the fair
     value-based method                                --               (0.01)           --               --
                                              -----------      -----------      -----------      -----------

   Pro forma                                  $      0.02      $      0.00      $      0.01      $      0.03
                                              ===========      ===========      ===========      ===========

Diluted earnings per share:
   As reported                                $      0.02      $      0.01      $      0.01      $      0.02

   Add: Stock based compensation expense
included in reported net income, net of
related tax effect                                     --               --               --               --
   Deduct: Stock-based compensation
     expensed determined under the fair
     value-based method                                --            (0.01)              --               --
                                              -----------      -----------      -----------      -----------
   Pro forma                                  $      0.02      $      0.00      $      0.01      $      0.02
                                              ===========      ===========      ===========      ===========


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

DERIVATIVE FINANCIAL INSTRUMENTS

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. SFAS No. 133 also

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)


requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met, and that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company uses derivatives to manage foreign currency rate risk.

         One of the Company's United Kingdom subsidiaries conducts business in British pounds sterling and has a program that utilizes forward currency contracts denominated in United States dollars to offset the risk associated with the effects of currency exposure for sales in United States dollars. Under this program, increases or decreases in the subsidiary's foreign currency exposure are offset by gains or losses on the forward contracts, to minimize the possibility of foreign currency transaction gains or losses. These forward contracts generally have terms of 90 days or less. The Company does not use these forward contracts for trading purposes. All outstanding foreign currency forward contracts used in this program were valued at $3,100,000 as of September 30, 2005 and were marked to market at the end of the period with unrealized gains and losses included in other income and expense.

         Emrise Electronics Ltd. in England also has a program that utilizes a forward currency contract denominated in British pounds sterling to offset the risk of intercompany loans to an English subsidiary. Under this program, increases or decreases in the current portion of intercompany debt due to Emrise Electronics are offset by gains or losses on the forward contract, to minimize the possibility of foreign currency transaction gains or losses. The forward contract expired in September 2005. The Company did not use this forward contract for trading purposes. The forward contract used in this program was marked to market at the end of the period with unrealized gains and losses included in other income and expense.

         The Company's ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. Net foreign exchange transaction grains included in the accompanying consolidated statements of operations totaled $30,000 for the three month period ended September 30, 2005 and $38,000 for the nine months ended September 30, 2005. There was no hedging in the year ended December 31, 2004 in which we reported $2,000 of losses due to currency exchange rates.

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)


(2) EARNINGS PER SHARE

         The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                 Three Months Ended      Nine Months Ended
                                                    September 30,          September 30,
                                                -------------------     -------------------
                                                  2005       2004         2005        2004
                                                -------     -------     -------     -------
NUMERATOR:
Net income                                      $   816     $   158     $   487     $   597
                                                -------     -------     -------     -------

 Income attributable to common stockholders     $   816     $   158     $   487     $   597
                                                =======     =======     =======     =======

DENOMINATOR:
 Weighted average number of common shares
    outstanding during the period                37,456      24,538      37,163      23,833

Incremental shares from assumed exercises
    of warrants and options                       1,040         556       1,195         766
                                                -------     -------     -------     -------

 Adjusted weighted average number of
    outstanding shares                           38,496      25,094      38,358      24,599
                                                =======     =======     =======     =======

Basic earnings per share                        $  0.02     $  0.01     $  0.01     $  0.03
                                                =======     =======     =======     =======

Diluted earnings per share                      $  0.02     $  0.01     $  0.01     $  0.02
                                                =======     =======     =======     =======


                                          F-9

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)


         The following options and warrants were excluded from the computation of diluted earnings per share as a result of the exercise prices exceeding the average market prices of the underlying shares of common stock (in thousands, except per share amounts):


                                                                     Three Months Ended
                                                                       September 30,
                                                                ------------------------------
                                                                     2005             2004
                                                                -------------    -------------
 Options and warrants to purchase shares of common stock            3,949            1,668
                                                                -------------    -------------

 Exercise prices                                                $1.55 - $3.44    $0.75 - $3.44
                                                                -------------    -------------

                                                                       Nine Months Ended
                                                                         September 30,
                                                                -------------------------------
                                                                     2005             2004
                                                                --------------    -------------

 Options and warrants to purchase shares of common stock            3,906             1,091
                                                                --------------    -------------

 Exercise prices                                                $1.55 - $3.44     $0.75 - $3.44
                                                                --------------    -------------

(3) INVENTORIES

         Inventories consist of the following (in thousands):

                                                            September 30, 2005     December 31, 2004
                                                            ------------------     -----------------

  Raw materials                                             $            5,095     $           3,222

  Work-in-process                                                        3,065                 1,280

  Finished goods                                                         2,121                 1,989
                                                            ------------------     -----------------
                                                            $           10,281     $           6,491
                                                            ==================     =================


(4) REPORTABLE SEGMENTS

         The Company has two reportable segments: electronic components and communications equipment. The electronic components segment operates in the United States, European and Asian markets and designs, manufactures and markets digital and rotary switches, electronic power supplies, power conversion products, RF and microwave components and subsystems, and subsystem assemblies. The communications equipment segment also operates in the United States, European and Asian markets and designs, manufactures and distributes network access and transmission products, communications test instruments and network timing and synchronization products.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon profit or loss from operations before income taxes exclusive of nonrecurring gains and losses. The Company accounts for intersegment sales at prices negotiated between the individual segments.

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)


         The Company's reportable segments are comprised of operating entities offering the same or similar products to similar customers. Each segment is managed separately because each business has different customers and different design and manufacturing and marketing strategies.

         Each segment has business units or components as described in paragraph 30 of SFAS No. 142. Each component has discrete financial information and a management structure. The following is a description of the Company's segment and component structure as of September 30, 2005:

         Reporting Units Within Electronic Components Segment:
         -----------------------------------------------------

         o Emrise Electronics - Rancho Cucamonga, California: Digitran Division- digital and rotary switches, and electronic subsystem assemblies for defense, aerospace and industrial applications

         o Emrise Electronics - Monrovia, California: EEL Circuits Division - printed circuit boards mostly for intercompany use but with a small base of outside customers

         o EEL Japan Ltd. - Tokyo, Japan: Reseller of Digitran switches and other third party electronic components

         o Emrise Electronics Ltd. ("EEL") - Ashford, Kent, England/Isle of Wight, England: Power supplies and radio frequency products for defense and aerospace applications and for a broad range of other commercial applications, including in-flight entertainment systems; this reporting unit also includes XCEL Power Systems, Ltd. ("XPS"), and Pascall Electronics Limited

         o        RO Associates Incorporated ("RO") - Sunnyvale, California:
                  Power conversion products for defense, aerospace and industrial applications

         Reporting Units Within Communications Equipment Segment:
         --------------------------------------------------------

         o CXR Larus - San Jose, California: Network timing and synchronization devices and network access equipment

         o CXR-AJ - Abondant, France: network access equipment and transmission equipment.

         There were no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the amounts disclosed in the Company's audited consolidated financial statements included in its 2004 annual report on Form 10-K except for the inclusion of Pascall sales in the electronic components segment for the last 13 days of the three months ended March 31, 2005 and for the six months ended June 30, 2005 and the inclusion of RO sales in the electronic components segment for the last 31 days of the quarter ended September 30, 2005. Selected financial data for each of the Company's operating segments is shown below (in thousands):

                                        EMRISE CORPORATION AND SUBSIDIARIES
                               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                            SEPTEMBER 30, 2005 AND 2004
                                                    (UNAUDITED)


                                        Three Months       Three Months         Nine Months         Nine Months
                                           Ended              Ended               Ended               Ended
                                      Sept. 30, 2005      Sept, 30, 2004      Sept. 30, 2005      Sept. 30, 2004
                                     ---------------     ---------------     ---------------      ---------------
Sales to external customers:
----------------------------
      Electronic Components          $         7,262     $         3,843     $        17,488      $        11,703
      Communications Equipment                 3,915               3,626              10,950                8,390
                                     ---------------     ---------------     ---------------      ---------------
                                     $        11,177     $         7,469     $        28,438      $        20,093
                                     ===============     ===============     ===============      ===============

Segment pretax profits (losses):
--------------------------------
      Electronic Components          $         1,246     $           632     $         2,423      $         2,228
      Communications Equipment                   233                  75                 (57)                 206
                                     ---------------     ---------------     ---------------      ---------------
                                     $         1,479     $           707     $         2,366      $         2,434
                                     ===============     ===============     ===============      ===============


                                                                         September 30, 2005    December 31, 2004
                                                                         ------------------    -----------------
Segment assets:
---------------
      Electronic Components                                              $           26,156    $           8,435
      Communications Equipment                                                       15,753               16,313
                                                                         ------------------    -----------------
                                                                         $           41,909    $          24,748
                                                                         ==================    =================

         The following is a reconciliation of the reportable segment sales, income or loss and assets to the Company's consolidated totals (in thousands):


                                           Three Months      Three Months        Nine Months        Nine Months
                                              Ended             Ended              Ended              Ended
                                         Sept. 30, 2005     Sept, 30, 2004     Sept. 30, 2005     Sept. 30, 2004
                                        ---------------    ---------------    ---------------     ---------------
Income before income taxes
--------------------------
 Total income for reportable segments   $         1,479    $           707    $         2,366     $         2,434
Unallocated amounts:
 General corporate expenses                         675                523              1,876               1,709
                                        ---------------    ---------------    ---------------     ---------------
Consolidated income before
      income taxes                      $           804    $           184    $           490     $           725
                                        ===============    ===============    ===============     ===============


                                                                          September 30, 2005      December 31, 2004
                                                                          ------------------      -----------------
Assets
------
    Total assets for reportable segments                                  $           41,909      $          24,748
    Other assets                                                                       2,066                    338
                                                                          ------------------      -----------------
 Total consolidated assets                                                $           43,975      $          25,086
                                                                          ==================      =================


(5) NEW ACCOUNTING PRONOUNCEMENTS

         New accounting pronouncements are discussed under the heading "Impacts of New Accounting Pronouncements" in Part I, Item 2 of this report.

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)


(6) INCOME TAXES

         The effective tax rate for the three and nine-month period ended September 30, 2005 is different than the 34% United States statutory rate primarily because of foreign taxes on foreign source income that cannot be offset by domestic tax loss carryforwards. Also, the Company recorded a reduction in its valuation allowance of $245,000 in the third quarter of 2005. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses are available or when other temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon projections for future taxable income, management believes it is more likely than not that the Company will realize the benefits of the deferred tax assets.

(7) CREDIT FACILITIES

         On August 25, 2005, the Company, together with two subsidiaries, CXR Larus and Emrise Electronics, acting as guarantors, obtained a credit facility from Wells Fargo Bank, N.A. for the Company's domestic operations. As guarantors, each of CXR Telcom Corporation and Emrise Electronics is jointly and severally liable with the Company for up to $9,000,000. This facility is to be effective through September 1, 2006 and replaced the previous credit facility the Company had with Wells Fargo Bank, N.A. The previous facility was to expire July 1, 2005, but was informally extended for two months. The new credit facility has no prepayment penalty and is subject to an unused commitment fee equal to 0.25% per annum, payable quarterly based on the average daily unused amount of the line of credit described in the following paragraph.

         The credit facility provides a $9,000,000 revolving line of credit secured by accounts receivable, other rights to payment and general intangibles, inventories and equipment. However, borrowings may not exceed $2,000,000 until the bank has completed a collateral examination. Borrowings do not need to be supported by specific receivables or inventory balances unless aggregate borrowings under the line of credit exceed $2,000,000 at any time (a "conversion event"). If a conversion event occurs, the line of credit will convert into a formula-based line of credit until the borrowings are equal to or less than $2,000,000. The formula generally provides that outstanding borrowings under the line of credit may not exceed an aggregate of 80% of eligible accounts receivable, plus 30% of the value of eligible finished goods inventory. The interest rate is variable and is adjusted monthly based on the prime rate. The prime rate at September 30, 2005 was 6.75%. Interest is payable monthly commencing October 1, 2005.

         The credit facility is subject to various financial covenants on a consolidated basis. The minimum debt service coverage ratio must be greater than 1.25:1.00 on a trailing four-quarter basis. "Debt service coverage ratio" is defined as net profit after taxes, plus depreciation, plus amortization, plus or minus net distributions, divided by the sum of the current portion of long-term debt plus capitalized lease payments. The current ratio must be not less than 1.50:1.00, determined as of each fiscal quarter end. "Current ratio" is defined as total current assets divided by total current liabilities. Annual net profit after taxes must be greater than $500,000, determined as of each fiscal quarter end on a rolling four-quarter basis; provided that the Company may not sustain net loss after tax in any two consecutive fiscal quarters. Total liabilities divided by tangible net worth of the Company must not at any time be greater than 1.25:1.00, determined as of each fiscal quarter end. Tangible net worth of the Company must not at any time be less than $14,250,000 measured at the end of each quarter. "Total liabilities" is defined as current liabilities plus non-current liabilities, minus subordinated debt. "Tangible net worth" is defined as stockholders' equity plus subordinated debt, minus intangible assets.

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)


         As of September 30, 2005, the Company had no outstanding balance owing under the revolving credit line, and the Company had $2,000,000 of availability on the non-formula based portion of the credit line. As of September 30, 2005, the Company was in compliance with each of the covenants of the credit facility except for the tangible net worth covenant, as to which the Company received a waiver. The bank informally has indicated that it intends to modify the tangible net worth covenant.

         In the event of a default and continuation of a default, Wells Fargo may accelerate the payment of the principal balance requiring the Company to pay the entire indebtedness outstanding on that date. From and after the maturity date of the note, or any earlier date that all principal owing under the note becomes due and payable by acceleration or otherwise, the outstanding principal balance will bear interest until paid in full at an increased rate per annum equal to 4% above the rate of interest in effect from time to time under the note.

         The credit facility also provides for a term loan of $150,000 secured by equipment, amortizable over 36 months at a variable rate equal to the prime rate plus 1.5%. The term loan portion of the facility had a balance of $88,000 at September 30, 2005.

         Wells Fargo Bank, N.A. has also provided the Company with credit for the purchase of new capital equipment when needed, of which a balance of $130,000 was outstanding at September 30, 2005. The interest rate is equal to the 90-day London InterBank Offered Rate ("LIBOR") rate (4.055% at September 30,
2005) plus 3.75% per annum. Amounts borrowed under this arrangement are amortized over 60 months from the respective dates of borrowing.

         As of September 30, 2005, the Company's foreign subsidiaries had credit facilities, including lines of credit and term loans, with Lloyds TSB Bank PLC ("Lloyds PLC") and Lloyds TSB Commercial Finance Limited ("Lloyds") in England, IFN Finance, a subsidiary of ABN AMRO Holdings, N.V., Banc National de Paris, Societe Generale in France, and Sogelease and Johnan Shinkin Bank in Japan. At September 30, 2005, the balances outstanding under the Company's United Kingdom, France and Japan credit facilities were $3,781,000, $653,000 and $39,000, respectively.

         On July 8, 2005, XPS and Pascall obtained a credit facility with Lloyds. At the same time, the credit facility of Venture Finance PLC was terminated, and all debt to Venture Finance PLC was paid off. The Lloyds facility provides a revolving loan secured by receivables, with a maximum availability of 2,100,000 British pounds sterling (approximately U.S. $3,701,000 based on the exchange rate in effect on September 30, 2005). The annual interest rate on the revolving loan is 1.5% above the Lloyds TSB rate. The Lloyds TSB rate was 4.5% at September 30, 2005. This credit facility covers a period of 24 months. The financial covenants include a 50% cap on combined export gross sales of XPS and Pascall and debt turns of less than 65 days, and the funding balance is capped at 125% of XPS and Pascall combined gross sales. In addition to the revolving loan, on August 26, 2005 Lloyds also provided an unsecured cashflow loan of $1,410,000 and a $264,000 term loan that is secured by equipment and amortized over 36 months.

         On August 26, 2005, XCEL Power Systems, a United Kingdom-based subsidiary of the Company, entered into two agreements with Lloyds for (1) an unsecured cashflow loan of 300,000 British pounds sterling (approximately U.S. $544,000 based on the exchange rate in effect on September 30, 2005) and (2) a 150,000 British pounds sterling (approximately U.S. $272,000 based on the

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)


exchange rate in effect on September 30, 2005) term loan, secured by equipment. Both of these loans are structured as overadvances on the previously negotiated 2,100,000 British pounds sterling revolving loan with Lloyds, bringing the maximum aggregate commitment on the revolving loan to 2,550,000 British pounds sterling (approximately U.S. $4,622,000 based on the exchange rate in effect on September 30, 2005).

         The unsecured cashflow loan of 300,000 British pounds sterling is payable at a rate of 25,000 British pounds sterling per month, the first payment falling due one month after initial drawdown on the revolving loan. The interest rate is variable and is adjusted monthly based on the base rate of Lloyds PLC plus 1.9%. The Lloyds PLC base rate at September 30, 2005 was 4.5%. Lloyds has sole discretion to switch the details on this overadvance account if Lloyds determines that the Company will have difficulty in meeting the specific reductions in the overadvance account.

         The interest rate on the secured term loan of 150,000 British pounds sterling is variable and is adjusted monthly based on the Lloyds PLC base rate plus 1.9%. Valuations of plant and machinery securing the loan are to be prepared by an independent valuer prior to drawdown and annually on the anniversary of the loan.

         On August 26, 2005, EEL Corporation Limited ("EEL Corp"), a United Kingdom-based subsidiary of the Company, entered into an agreement with Lloyds PLC for an unsecured term loan for 500,000 British pounds sterling (approximately U.S. $906,000 based on the exchange rate in effect on September 30, 2005). This loan is repayable in 36 consecutive monthly installments, representing principal and interest. The interest rate is variable and is adjusted daily based on the Lloyds PLC base rate plus 2.5%. The Lloyds PLC base rate at September 30, 2005 was 4.5%. The loan also includes financial covenants. EEL Corp must maintain consolidated profit before taxation and interest paid and payable of no less than 500% of the consolidated interest paid and payable. Additionally, EEL Corp must maintain consolidated profit before taxation, depreciation, amortization of goodwill and other intangibles and interest paid and payable of no less than 300% of the consolidated principal repayments and the consolidated interest paid and payable.

         In the event of a default, Lloyds PLC may make the loan, including any outstanding principal and interest which has accrued, repayable on demand. If any amount payable is not paid when due, EEL Corp shall pay an increased interest rate per annum equal to 3% above the rate of interest in effect from time to time under the note.

         In April 2003, CXR-AJ obtained a credit facility from IFN Finance, a subsidiary of ABN AMRO N.V. This credit facility is for a maximum of $1,445,000, based on the exchange rate in effect at September 30, 2005 for the conversion of euros into United States dollars. CXR-AJ also had $39,000 of term loans with several French banks outstanding as of September 30, 2005. The IFN Finance facility is secured by accounts receivable and carries an annual interest rate of 1.6% above the French "T4M" rate. At August 31, 2005, the French T4M rate was 2.067%, and this facility had a balance of $616,000. This facility has no financial performance covenants. In addition, CXR-AJ has term loans with other banks with a balance of $37,000 as of September 30, 2005.

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)


         EEL Japan Ltd., or XJL, obtained a term loan on November 29, 2002 from Johnan Shinkin Bank. The loan is amortized over five years, carries an annual fixed interest rate of 3.25% and is secured by the assets of XJL. The balance of the loan as of September 30, 2005 was $39,000 using the exchange rate in effect at that date for conversion of Japanese yen into United States dollars. There are no financial performance covenants applicable to this loan.

(8) RELATED PARTY TRANSACTIONS

         On July 13, 2004, the Company issued two promissory notes to the former stockholders of Larus Corporation totaling $3,000,000, in addition to paying cash and issuing shares of common stock (see Note 8), in exchange for 100% of the outstanding capital stock of Larus. These notes are subordinated to the Company's bank debt and are payable in 72 monthly equal payments of principal totaling $41,667 per month plus interest at the 30-day LIBOR rate plus 5% with a maximum interest rate of 7% during the first two years of the term of the notes, 8% during the third and fourth years and 9% thereafter. As of September 30, 2005, the 30-day LIBOR rate was 3.86%. The total balance of these promissory notes as of September 30, 2005 was $2,375000.

         Future maturities of notes payable to stockholders are as follows

                 Year Ending               Dollars in
                 December 31,               Thousands
               ---------------             ----------
               2005 (3 months)             $    125
                    2006                        500
                    2007                        500
                    2008                        500
                    2009                        500
                 Thereafter                     250
                                           ----------
                                           $  2,375
                                           ==========

         Total interest paid on these notes for the nine months ended September 30, 2005 was $167,000.

         The Company entered into an above-market real property lease with the former stockholders of Larus Corporation. This lease represents an obligation that exceeds the fair market value by approximately $756,000. The lease term is for 7 years and expires on June 30, 2011. It is renewable for a 5-year term priced under market conditions. The base rent is based on a minimum rent of $0.90 per square foot per month, which is $27,000 monthly or $324,000 per year, subject to monthly adjustments of the interest rate based on the Federal Reserve Discount Rate that match the lessor's variable interest rate mortgage payments on the building. The maximum increase in any year is 1.5%, with a cumulative maximum increase of 8% over the life of the lease. The increases apply to that portion of the rent that corresponds to the interest portion of the lessor's mortgage. Lease payments paid to the related parties during the nine months ended September 30, 2005 totaled $184,000.

(9) JANUARY 2005 PRIVATE PLACEMENT

         On January 5, 2005, the Company issued to 17 accredited record holders in a private offering an aggregate of 12,503,500 shares of common stock at a purchase price of $1.44 per share and five-year investor warrants to purchase up to an additional 3,125,875 shares of our common stock at an exercise price of $1.73 per share, for total proceeds of approximately $18,005,000. The Company

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)


paid cash placement agent fees and expenses of approximately $961,000, and issued five-year placement warrants to purchase up to an aggregate of 650,310 shares of common stock at an exercise price of $1.73 per share in connection with the offering. The total warrants issued, representing 3,776,185 shares of the Company's common stock, have an estimated value of $4,400,000. Additional costs related to the financing include legal, accounting and consulting fees that totaled approximately $546,000 through September 30, 2005 and liquidated damages of $480,000. The Company used a portion of the proceeds from this financing to fund the acquisition of Pascall described in Note 10. The Company intends to use the remaining proceeds from this financing for additional acquisitions and for investments in new products and enhancements to existing products.

         The Company agreed to register for resale the shares of common stock issued to investors and the shares of common stock issuable upon exercise of the investor warrants and placement warrants. The registration obligations require, among other things, that a registration statement be declared effective no later than June 4, 2005. The Company was unable to timely meet this obligation and therefore paid to each investor liquidated damages equal to 1% of the amount paid by the investor to the Company in the offering, which damage payments totaled an aggregate of approximately $180,000. The Company also paid to the investors liquidated damages totaling $300,000 for the period from June 5, 2005 through June 30, 2005, the date the registration statement was declared effective. These damages were charged directly to equity as a return of capital against the gross proceeds of the financing. The Company also will be required to pay to each investor liquidated damages for any future periods in which the Company is unable to maintain the effectiveness of the registration in accordance with the requirements contained in the registration rights agreement the Company entered into with the investors. These liquidated damages would be, and the liquidated damages paid for the period from June 5, 2005 through June 30, 2005 were, equal to 2% of the amount paid by each investor for the common shares still owned by the investor on each monthly anniversary of the date of the default that occurs prior to the cure of the default, pro rated on a daily basis for periods of default shorter than one month. The maximum aggregate liquidated damages payable to any investor will be equal to 10% of the aggregate amount paid by the investor for the shares of the Company's common stock. Accordingly, the maximum aggregate penalty that the Company would be required to pay under this provision is 10% of the $18,005,000 initial purchase price of the common stock, which would be approximately $1,801,000. Although the Company anticipates that it will be able to meet its future registration obligations, it also anticipates that it will have sufficient cash available to pay the maximum penalties if required.

(10) ACQUISITIONS

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

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)


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

         In conjunction with the acquisition of Larus Corporation, the Company commissioned a valuation firm to determine what portion of the purchase price should be allocated to identifiable intangible assets. The valuation analysis is complete. Accordingly, the Company has recorded the Larus Corporation trade name and trademark at $750,000, the technology at $1,150,000, and customer relationships at $200,000. Goodwill associated with the Larus Corporation acquisition totals $4,944,000. The Larus Corporation trade name and trademark were determined to have indefinite lives and therefore are not being amortized but rather are being periodically tested for impairment. The technology and customer relationships were both estimated to have ten-year lives and, as a result, $40,000 and $129,000 of amortization expenses were recorded and charged to administrative expense during the year ended December 31, 2004 and the nine months ended September 30, 2005, respectively. Previously, management had estimated the intangibles of Larus Corporation to be $2,800,000 for trademark and trade name, $500,000 for technology, and $300,000 for customer relationships. As a result, the balances were adjusted and $50,000 of amortization expense was recorded to adjust the accumulated amortization to the revised intangible balances.

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)


         The following table summarizes the unaudited assets acquired and liabilities assumed in connection with this acquisition:

                                                                  Dollars
                                                                in Thousands
                                                                -----------
         Current assets                                         $     2,460
         Property, plant and equipment                                   90
         Intangible assets other than goodwill                        2,100
         Goodwill                                                     4,709
                                                                -----------
         Total assets acquired                                        9,359
         Current liabilities                                           (531)
         Deferred income taxes                                       (1,400)
         Unfavorable lease obligation and other liabilities            (888)
                                                                -----------
         Total liabilities assumed                                   (2,819)
                                                                -----------
         Net assets acquired                                    $     6,540
                                                                ===========

         The intangible assets other than goodwill consist of non-amortizable trade names with a carrying value of $750,000, and technology and customer relationships with carrying values of $1,150,000 and $200,000, respectively, that are amortizable over ten years. Amortization for the intangibles subject to amortization as of September 30, 2005 is anticipated to be approximately $129,000 per year for each of the next five years.

PASCALL ACQUISITION

         On March 1, 2005, the Company and EEL Corporation Limited, a second-tier wholly-owned subsidiary of the Company ("EEL"), entered into an agreement ("Purchase Agreement") for EEL to acquire all of the issued and outstanding capital stock of Pascall Electronic (Holdings) Limited ("PEHL"). The closing of the purchase occurred on March 18, 2005. The Company loaned to EEL the funds that EEL used to purchase PEHL. PEHL has one wholly-owned subsidiary, Pascall Electronics Limited ("Pascall"), which produces, designs, develops, manufactures and sells power supplies and RF products for a broad range of applications, including in-flight entertainment systems and military programs.

         Under the Purchase Agreement, EEL purchased all of the outstanding capital stock of PEHL, using funds loaned to EEL by the Company. The purchase price for the acquisition initially totaled $9,669,000, subject to adjustments as described below, and included a $5,972,000 cash payment to PEHL's former parent, a $3,082,000 loan to PEHL and Pascall and approximately $615,000 in acquisition costs, as described below.

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

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)


         On May 6, 2005, the Company submitted to Intelek Properties Limited (which is a subsidiary of Intelek PLC, a London Stock Exchange public limited company, and is the former parent of PEHL), the Company's calculation of the value of the net assets of Pascall as of the closing date, which the Company believed slightly exceeded 2,520,000 British pounds sterling. Ultimately, the parties determined that the value of the net assets of Pascall at the closing date was 2,650,000 British pounds sterling. As a result, the Company paid to Intelek Properties Limited 130,000 British pounds sterling (approximately U.S. $236,000 based on the exchange rate in effect at June 30, 2005) on August 1, 2005 to satisfy this obligation. The purchase price is also subject to downward adjustments for any payments that may be made to EEL under indemnity, tax or warranty provisions of the Purchase Agreement.

         EEL loaned to PEHL and Pascall at the closing 1,600,000 British pounds sterling (approximately U.S. $3,082,000 based on the exchange rate in effect on March 18, 2005) in accordance with the terms of a Loan Agreement entered into by those entities at the closing. The loaned funds were used to immediately repay outstanding intercompany debt owed by PEHL and Pascall to the seller.

         The Company and Intelek PLC have agreed to guarantee payment when due of all amounts payable by EEL and Intelek Properties Limited, respectively, under the Purchase Agreement. The Company and EEL agreed to seek to replace the guaranty that Intelek Properties Limited has given to Pascall's landlord with a guaranty by the Company, and EEL has agreed to indemnify Intelek Properties Limited and its affiliates for damages they suffer as a result of any failure to obtain the release of the guarantee of the 17-year lease that commenced in May 1999. The leased property is a 30,000 square foot administration, engineering and manufacturing facility located off the south coast of England.

         Intelek Properties Limited has agreed to various restrictive covenants that apply for various periods following the closing. The covenants include non-competition with Pascall's business, non-interference with Pascall's customers and suppliers, and non-solicitation of Pascall's employees. In conjunction with the closing, Intelek Properties Limited, Intelek PLC, EEL, and the Company entered into a Supplemental Agreement dated March 18, 2005. The Supplemental Agreement provides, among other things, that an interest-free bridge loan of 200,000 British pounds sterling (approximately U.S. $385,000 based on the exchange rate in effect on March 17, 2005) that was made by the seller to Pascall on March 17, 2005 would be repaid by Pascall by March 31, 2005. EEL agreed to ensure that Pascall had sufficient funds to repay the bridge loan. The bridge loan was repaid in full by Pascall on the March 31, 2005 due date.

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)


         The following table summarizes the unaudited assets acquired and liabilities assumed in connection with this acquisition, including $615,000 in acquisition costs:

                                                            Dollars
                                                          in Thousands
                                                          ------------

        Current assets...............................       $  6,196
        Property, plant and equipment................          1,367
        Intangibles, including goodwill..............          5,348
        Total assets acquired........................         12,911
        Current liabilities..........................         (2,875)
        Other liabilities............................            (80)
        Total liabilities assumed....................         (2,955)
        Net assets acquired..........................       $  9,956

         The purchase price represented a significant premium over the recorded net worth of Pascall's assets. In determining to pay this premium, we considered various factors, including the opportunities that Pascall presented for us to add RF components and RF subsystem assemblies to our product offerings, the marketing resources of Pascall in the United States power supplies market, and expected synergies between Pascall's business and our existing power supply business.

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

         Accordingly, the Company has estimated that the goodwill associated with the Pascall acquisition totaled $5,298,000 as compared to the initial goodwill of $4,571,000. The Pascall trade name and trademark were determined to have indefinite lives and therefore are not being amortized but rather are being periodically tested for impairment. The covenants not to compete will be amortized over their three-year duration. The valuation of the identified intangible assets is expected to be completed by December 31, 2005 and could result in changes to the value of these identified intangible assets and corresponding changes to the value of goodwill. However, the Company does not believe these changes will be material to its financial position or results of operations.

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)


RO ASSOCIATES ACQUISITION

         On September 2, 2005, Emrise Electronics entered into a stock purchase agreement dated effective as of August 31, 2005 to acquire RO Associates Incorporated, a California corporation ("RO"). Effective September 28, 2005, Emrise Electronics entered into an amendment to the stock purchase agreement.

         Pursuant to the terms of the stock purchase agreement, as amended, Emrise Electronics acquired all of the issued and outstanding shares of common stock of RO. Prior to the acquisition, all of the common stock of RO was owned by Robert H. Okada, as Trustee of the Robert H. Okada Trust Agreement dated February 11, 1992, and Sharon Vavro, an individual.

         RO is based in Sunnyvale, California and designs and manufactures power conversion products for telecom, industrial, commercial, and military applications. As a result of the acquisition, Emrise Electronics acquired all of the assets and liabilities of RO, including the intellectual property, cash, accounts receivable and inventories owned by RO. Emrise Electronics intends to use these acquired assets for the same purpose for which they were used by RO.

         The purchase price consisted of $2,400,000 in cash paid at closing and an additional $600,000 in cash payable in two equal installments on October 6, 2005 and March 31, 2006. The acquisition purchase price was funded with cash on-hand. The purchase price is subject to adjustment based on the value of the shareholders' equity, accounts receivable, accounts payable, cash on hand and net inventory of RO, as determined by the consolidated, unaudited balance sheet as of August 31, 2005, prepared in accordance with accounting principles generally accepted in the United States of America. In addition, concurrently with the closing of the acquisition of RO, Emrise Electronics paid in full all then existing credit facilities of RO in the aggregate amount of $1,602,000.

         In determining the purchase price for RO, Emrise Electronics considered the historical and expected earnings and cash flow of RO, as well as the value of companies of a size and in an industry similar to RO, comparable transactions and the market for such companies generally. The purchase price represented a premium of approximately $2,275,000 over the $2,340,000 recorded net worth of the assets of RO. In determining this premium, Emrise Electronics considered the synergistic and strategic advantages provided by having a United States-based power conversion manufacturer and the value of the goodwill, customer relationships and technology of RO. Goodwill associated with the RO acquisition totaled approximately $1,291,000. Emrise intends to commission a valuation firm to determine what portion of the purchase price should be allocated to identifiable intangible assets. Emrise has estimated that RO's technology is valued at approximately $484,000, its trademarks are valued at $300,000 and its customer relationships are valued at $200,000. The valuation of the identified intangible assets is expected to be completed in December 2005 and could result in changes to the value of these identified intangible assets and corresponding changes to the value of goodwill. However, Emrise does not believe these changes will be material to Emrise's consolidated financial position or results of operations.

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)


         In connection with the execution of the stock purchase agreement, Emrise Electronics executed a lease agreement with Caspian Associates for the lease of 25,700 square feet of a 30,700 square feet building located at 246 Caspian Drive, Sunnyvale, California. The lease provides for a two-year term, commencing on September 1, 2005 and ending on August 31, 2007, at a base rent of $9,210 per month. Additionally, the lease provides for an extension of the lease term for an additional three years, to August 31, 2010, if RO achieves net sales of at least $14,500,000 and cumulative gross profit of at least $3,987,500. If RO achieves the net sales and cumulative gross profit targets, the monthly base rent for the facility will be increased to the fair market value as of the first day of the next calendar month. The facility will continue to be used for the design, manufacture and sale of power conversion products.

         In connection with the stock purchase agreement, Emrise Electronics also executed an employment agreement with Richard Okada, effective as of September 1, 2005, to serve as president of RO. Mr. Okada will receive an annual base salary of $115,000 for the two-year term of the employment agreement. In addition, Mr. Okada is entitled to receive an incentive bonus based upon performance criteria to be determined in the future. In connection with Mr. Okada's employment agreement, Emrise granted Mr. Okada an incentive stock option under Emrise's 2000 Stock Option Plan to purchase up to 50,000 shares of Emrise's common stock at an exercise price of $1.35 per share. This option vests 50% on September 1, 2006 and 50% on September 1, 2007. The option expires on August 31, 2015.

         The following table summarizes the unaudited assets and liabilities assumed in connection with this acquisition, including $48,000 in acquisition costs:

                                                                DOLLARS
                                                              IN THOUSANDS
                                                            --------------

         Current assets                                     $        3,269
         Property, plant and equipment                                 329
         Intangibles, including goodwill                             2,275
         Other assets                                                   66
                                                            --------------
         Total assets acquired                                       5,939
         Current liabilities                                          (931)
         Other liabilities                                            (393)
                                                            --------------
         Total liabilities assumed                                  (1,324)
                                                            --------------
         Net assets acquired                                $        4,615
                                                            ==============

PRO FORMA RESULTS OF OPERATIONS

         The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company, Larus Corporation, Pascall and RO, as though the Larus Corporation, Pascall and RO acquisitions occurred as of January 1, 2004. The pro forma amounts give effect to appropriate adjustments for interest expense and income taxes. The pro forma amounts presented are not necessarily indicative of future operating results (in thousands, except per share amounts).

                                      EMRISE CORPORATION AND SUBSIDIARIES
                              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                          SEPTEMBER 30, 2005 AND 2004
                                                  (UNAUDITED)


                                                         Three Months                      Nine Months
                                                      Ended September 30,              Ended September 30,
                                                -----------------------------    -----------------------------
                                                     2005             2004            2005             2004
                                                ------------     ------------    ------------     ------------
Revenues                                        $     11,887     $     12,098    $     35,043     $     33,834
Net income                                      $        691     $        586    $        431     $        910
Earnings per share of common stock
   Basic                                        $       0.02     $       0.02    $       0.01     $       0.02
                                                ============     ============    ============     ============
   Diluted                                      $       0.02     $       0.02    $       0.01     $       0.02
                                                ============     ============    ============     ============

(11) ACCRUED EXPENSES

         Accrued expenses were as follows (in thousands):

                                                  September 30, 2005     December 31, 2004
                                                  ------------------     -----------------
 Accrued salaries                                 $        720           $         805
 Accrued payroll taxes and benefits                        692                     491
 Advance payments from customers                            50                      77
 Other accrued expenses                                  1,884                   1,641
                                                  ------------------     -----------------
 Total accrued expenses                           $      3,346           $       3,014
                                                  ==================     =================


                                                     F-25

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

         o our ability to efficiently and effectively integrate and operate the businesses of our newly-acquired subsidiaries, Pascall Electronics Limited ("Pascall") and RO Associates Incorporated ("RO");

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

OVERVIEW

         Through our three wholly-owned operating subsidiaries, Emrise Electronics Corporation ("Emrise Electronics"), CXR Larus Corporation ("CXR Larus") and CXR-Anderson Jacobson ("CXR-AJ"), and through the divisions and subsidiaries of those subsidiaries, we design, develop, manufacture, assemble, and market products and services in the following two material business segments:

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

                  -- radio frequency ("RF") components and subsystem assemblies

         o        Communications Equipment

                  --       network access and transmission products

                  --       network timing and synchronization products

                  --       communications test instruments

         Sales to customers in the electronic components segment, primarily to aerospace customers, defense contractors and industrial customers, were 61.5% and 58.5% of our total net sales during the nine months ended September 30, 2005 and 2004, respectively. Sales of communications equipment and related services, primarily to private customer premises and public carrier customers, were 38.5% and 41.5% of our total net sales during the nine months ended September 30, 2005 and 2004, respectively.

         Sales of our electronic components segment increased $5,785,000 (49.4%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Excluding sales of $8,209,000 from our new subsidiaries, Pascall and RO, which we acquired as of March 18, 2005 and August 31, 2005, respectively, our electronic components segment sales declined $2,424,000 (20.7%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, primarily due to a $2,239,000 (32.2%) decrease in net sales of power supplies manufactured by our XCEL Power Systems, Ltd. subsidiary that was primarily due to the customer's delay of delivery requirements for the Eurofighter Typhoon aircraft.

         We achieved a $2,560,000 (30.5%) sales increase in our communications equipment segment for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. This was primarily due to increased demand for our test equipment, network access equipment and synchronous timing devices. However, sales of our European network access products declined to $3,848,000 during the nine months ended September 30, 2005 from $4,391,000 during the prior nine-month period, which decline partially offset the total increases in sales of this segment. The decline primarily was due to lower sales volume caused by delay in the award of contracts by the French military for products under previous contracts.

         We have reduced costs at CXR Larus by increasing our sourcing of test equipment from offshore manufacturers that produce for lower prices than the previous cost incurred to manufacture in-house. Outsourcing of manufacturing to Asia was a primary reason we were able to increase our gross margin from 34% in 2002 to 67% in 2004 in our CXR Larus test equipment business, which resulted in an annual cost reduction of approximately $1,372,000 during 2004. During the nine months ended September 30, 2005, we began working toward establishing a similar arrangement for the manufacture of our network timing and synchronization products, which we anticipate will result in further improvements in our gross margin. We also reduced costs elsewhere in our communications equipment segment and lowered the breakeven point both in our United States and France operations through various cost-cutting methods, such as using offshore contract manufacturers, reducing facility rent expense by approximately $150,000 on an annual basis as compared to the nine months ended September 30, 2004, and downsizing our administrative office in Paris, France. At the end of 2004, we merged Larus Corporation with and into CXR Telcom Corporation to form CXR Larus Corporation, and we integrated their operations.

         As described in our annual report on Form 10-K for the year ended December 31, 2004, we paid $6,539,500 to acquire the outstanding common stock of Larus Corporation on July 13, 2004 and have consolidated the results of operations of Larus Corporation beginning from the date of acquisition, July 13, 2004. We are beginning to now benefit from increased sales of our French subsidiary's products in the United States market as a result of sales and marketing support for the French products by CXR Larus' United States-based sales and marketing staff, which has resulted in the securing of relationships with two new major United States-based distributors during 2005. We consolidated our CXR Larus subsidiary's operations into Larus Corporation's facility, which resulted in annual savings in rent and facilities expense of approximately $250,000 beginning in the third quarter of 2004. During the three months ended June 30, 2005, we implemented further administrative, engineering and sales cost savings through staffing reductions of approximately $750,000 on an annual basis. These staffing reductions related to eliminating redundancies in personnel, including ten sales, marketing and administrative positions and one engineering director and the former President of CXR Telcom Corporation.

         On March 18, 2005, Emrise Electronics Ltd. ("EEL") purchased all of the outstanding capital stock of Pascall Electronic (Holdings) Limited ("PEHL"), the parent holding company of Pascall, using funds loaned to EEL by Emrise. The purchase price for the acquisition initially totaled $9,669,000, subject to adjustments as described below, and included a $5,972,000 cash payment to PEHL's former parent, a $3,082,000 loan from EEL to PEHL and Pascall, and approximately $615,000 in acquisition costs.

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

         On May 6, 2005, we submitted to Intelek Properties Limited (which is a subsidiary of Intelek PLC, a London Stock Exchange public limited company, and is the former parent of PEHL), our calculation of the value of the net assets of Pascall as of the closing date, which we believed slightly exceeded 2,520,000 British pounds sterling. Ultimately, the parties determined that the value of the net assets of Pascall at the closing date was 2,650,000 British pounds sterling. As a result, we paid to Intelek Properties Limited 130,000 British pounds sterling (approximately U.S. $236,000 based on the exchange rate in effect at June 30, 2005) on August 1, 2005 to satisfy this obligation. The purchase price is also subject to downward adjustments for any payments that may be made to EEL under indemnity, tax or warranty provisions of the purchase agreement.

         EEL loaned to Pascall and PEHL at the closing 1,600,000 British pounds sterling (approximately U.S. $3,082,000 based on the exchange rate in effect on March 18, 2005) in accordance with the terms of a loan agreement entered into by those entities at the closing. The loaned funds were used to immediately repay outstanding intercompany debt owed by Pascall and PEHL to Intelek Properties Limited.

         We and Intelek PLC have agreed to guarantee payment when due of all amounts payable by EEL and Intelek Properties Limited, respectively, under the PEHL purchase agreement. Emrise and EEL have agreed to seek to replace the guaranty that Intelek Properties Limited has given to Pascall's landlord with a guaranty from us, and EEL has agreed to indemnify Intelek Properties Limited and its affiliates for damages they suffer as a result of any failure to obtain the release of the guarantee of the 17-year lease that commenced in May 1999. The leased property is a 30,000 square-foot administration, engineering and manufacturing facility located off the south coast of England.

         Intelek Properties Limited has agreed to various restrictive covenants that apply for various periods following the closing. The covenants include non-competition with Pascall's business, non-interference with Pascall's customers and suppliers, and non-solicitation of Pascall's employees. In conjunction with the closing, Intelek Properties Limited, EEL, Intelek PLC and we entered into a Supplemental Agreement dated March 18, 2005. The Supplemental Agreement provides, among other things, that an interest-free bridge loan of 200,000 British pounds sterling (approximately U.S. $385,400 based on the exchange rate in effect on March 17, 2005) that was made by Intelek Properties Limited to Pascall on March 17, 2005 would be repaid by Pascall by March 31, 2005. EEL agreed to ensure that Pascall has sufficient funds to repay the bridge loan. The bridge loan was repaid in full by Pascall to the seller on the March 31, 2005 due date.

         We have consolidated the results of operations of Pascall beginning from the date of acquisition, March 18, 2005. Based on current sales projections, we anticipate that the Pascall acquisition will be accretive to our earnings per share despite the associated expenses relating both to the payment of the purchase price and the operation and integration of the Pascall business. We expect to increase Pascall's sales to its existing customers in the United States and to sell Pascall's products to Emrise's existing customers as a result of our local presence and enhanced support from our United States-based sales and marketing staff. We have consolidated a number of administrative functions of our two United Kingdom-based subsidiary's operations into the Pascall facility, which we anticipate will result in significant administrative and facilities cost savings.

         The following table summarizes the unaudited assets acquired and liabilities assumed in connection with this acquisition, including $615,000 in acquisition costs:

                                                            Dollars
                                                          in Thousands
                                                          ------------
        Current assets...............................     $      6,196
        Property, plant and equipment................            1,367
        Intangibles, including goodwill                          5,348
                                                          ------------
        Total assets acquired........................           12,911
        Current liabilities..........................           (2,875)
        Other liabilities............................              (80)
                                                          ------------
        Total liabilities assumed....................           (2,955)
                                                          ------------
        Net assets acquired..........................     $      9,956
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

         On September 2, 2005, we entered into a stock purchase agreement dated effective as of August 31, 2005 to acquire RO. We amended the agreement on September 28, 2005.

         Pursuant to the terms of the stock purchase agreement, as amended, we acquired all of the issues and outstanding shares of common stock of RO. Prior to the acquisition, all of the common stock of RO was owned by Robert H. Okada, as Trustee of the Robert H. Okada Trust Agreement dated February 11, 1992, and Sharon Vavro, an individual.

         RO is based in Sunnyvale, California and designs and manufactures power conversion products for telecom, industrial, commercial and military applications. As a result of the acquisition, we acquired all of the assets and liabilities of RO, including the intellectual property, cash, accounts receivable and inventories owned by RO. We intend to use these acquired assets for the same purpose for which they were used by RO.

         The purchase price consisted of $2,400,000 in cash paid at closing and an additional $600,000 in cash payable in two equal installments on October 6, 2005 and March 31, 2006. The acquisition purchase price was funded with cash on-hand. The purchase price is subject to adjustment based on the value of the shareholders' equity, accounts receivable, accounts payable, cash on hand and net inventory of RO, as determined by the consolidated, unaudited balance sheet as of August 31, 2005, prepared in accordance with accounting principles generally accepted in the United States of America. In addition, concurrently with the closing of the acquisition of RO, we paid in full all then existing credit facilities of RO in the aggregate amount of $1,602,060.

         In determining the purchase price for RO, we considered the historical and expected earnings and cash flow of RO, as well as the value of companies of a size and in an industry similar to RO, comparable transactions and the market for such companies generally. The purchase price represented a premium of approximately $2,275,000 over the $2,340,000 net worth of the assets of RO. In determining this premium, Emrise Electronics considered the synergistic and strategic advantages provided by having a United States-based power converted manufacturer and the value of the goodwill, customer relationships and technology of RO. Goodwill associated with the RO acquisition totaled approximately $1,291,000. We intend to commission a valuation firm to determine what portion of the purchase price should be allocated to identifiable intangible assets. We have estimated that RO's technology is valued at approximately $484,000, its trademarks are valued at $300,000 and its customer relationships are valued at $200,000. The valuation of the identified intangible assets is expected to be completed in December 2005 and could result in changes to the value of these identified intangible assets and corresponding changes to the value of goodwill. However, we do not believe these changes will be material to our consolidated financial position or results of operations.

         In connection with the execution of the stock purchase agreement, we executed a lease agreement with Caspian Associates for the lease of 25,700 square feet of a 30,700 square feet building located at 245 Caspian Drive, Sunnyvale, California. The lease provides for a two-year term, commencing on September 1, 2005 and ending on August 31, 2007, at a base rent of $9,210 per month. Additionally, the lease provides for an extension of the lease term for an additional three years, to August 31, 2010 if RO achieves net sales of at least $14,500,000 and cumulative gross profit of at least $3,987,500. If RO achieves the net sale and cumulative gross profit targets, the monthly base rent for the facility will be increased to the fair market value as of the first day of the next calendar month. The facility will continue to be used for the design, manufacture and sale of power conversion products.

         In connection with the stock purchase agreement, we also executed an employment agreement with Richard Okada, effective as of September 1, 2005, to serve as president of RO. Mr. Okada will receive an annual base salary of $115,000 for the two-year term of the employment agreement. In addition, Mr. Okada is entitled to receive an incentive bonus based upon performance criteria to be determined in the future. In connection with Mr. Okada's employment agreement, Emrise granted Mr. Okada an incentive stock option under Emrise's 2000 Stock Option Plan to purchase up to 50,000 shares of Emrise's common stock at an exercise price of $1.35 per share. This option vests 50% on September 1, 2006 and 50% on September 1, 2007. The option expires on August 31, 2015.

         The following table summarizes the unaudited assets and liabilities assumed in connection with the acquisition, including $48,000 in acquisition costs.

                                                            Dollars
                                                          in Thousands
                                                        --------------
        Current assets...............................   $      3,269
        Property, plant and equipment................            329
        Intangibles, including goodwill                        2,275
        Other assets                                              66
        Total assets acquired........................          5,939
        Current liabilities..........................           (931)
        Other liabilities............................           (393)
        Total liabilities assumed....................         (1,324)
        Net assets acquired..........................   $      4,615

         The following table summarizes, on an unaudited pro forma basis, the combined results of operations of Emrise, Larus Corporation, Pascall and RO, as though the Laurus Corporation, Pascall and RO acquisitions occurred as of January 1, 2004. The pro forma amounts give effect to appropriate adjustments for interest expense and income taxes. The pro forma amounts presented are not necessarily indicative of future operating results (in thousands, except per share amounts).

                                                         Three Months                      Six Months
                                                      Ended September 30,              Ended September 30,
                                                -----------------------------    -----------------------------
                                                     2005             2004            2005             2004
                                                ------------     ------------    ------------     ------------
Revenues                                        $     11,887     $     12,098    $     35,043     $     33,834
Net income                                      $        691     $        586    $        431     $        910
Earnings per share of common stock
   Basic                                        $       0.02     $       0.02    $       0.01     $       0.02
                                                ============     ============    ============     ============
   Diluted                                      $       0.02     $       0.02    $       0.01     $       0.02
                                                ============     ============    ============     ============


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

         Revenues from services such as repairs and modifications are recognized when the service has been completed and invoiced. For repairs that involve shipment of a repaired product, we recognize repair revenues when the product is shipped back to the customer. Service revenues represented 1.8% and 5.7% of net sales during the nine months ended September 30, 2005 and the year ended December 31, 2004, respectively.

         RO generates a portion of its revenue from royalties. Royalty income is recognized when the technology rights have transferred to the licensee. For agreements that provide the licensees the right to manufacture and sell our proprietary products, we recognize initial license fee revenue upon delivery of the product technology. We recognize guaranteed minimum license royalties as revenue as they become due. Per unit royalties that exceed the guaranteed minimum are recognized as earned when reported.

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

     FOREIGN CURRENCY TRANSLATION

         We have foreign subsidiaries that together accounted for 57.3% of our net revenues, 46.0% of our assets and 39.0% of our total liabilities as of and for the year ended December 31, 2004, and 61.0% of our net revenues, 50.3% of our assets and 53.2% of our total liabilities as of and for the nine months ended September 30, 2005. In preparing our consolidated financial statements, we are required to translate the financial statements of our foreign subsidiaries from the currencies in which they keep their accounting records into United States dollars. This process results in exchange gains and losses which, under relevant accounting guidance, are either included within our statement of operations or as a separate part of our net equity under the caption "accumulated other comprehensive income (loss)."

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

         Based on our assessment of the factors discussed above, we consider the functional currency of each of our international subsidiaries as each subsidiary's local currency. Accordingly, we had a cumulative translation loss of $275,000 and gain of $487,000 that were included as part of accumulated other comprehensive income (loss) within our balance sheet at September 30, 2005 and December 31, 2004, respectively. During the nine months ended September 30, 2005 and the year ended December 31, 2004, we included translation adjustments of losses of approximately $762,000 and $379,000, respectively, under accumulated other comprehensive income (loss).

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

         In assessing potential impairment of goodwill, we consider these factors as well as forecasted financial performance of the acquired businesses. If forecasts are not met, we may have to record additional impairment charges not previously recognized. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of those respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets that were not previously recorded. If that were the case, we would have to record an expense in order to reduce the carrying value of our goodwill. On January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," and were required to analyze our goodwill for impairment issues by June 30, 2002, and then at least annually after that date or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. At September 30, 2005 and December 31, 2004, the reported goodwill totaled $13,683,000 and $5,881,000, respectively (net of accumulated amortization of $1,073,000 and $1,084,000, respectively). During the nine months ended September 30, 2005 and the year ended December 31, 2004, we did not record any impairment losses related to goodwill and other intangible assets.

         In conjunction with our July 2004 acquisition of Larus Corporation, we commissioned a valuation firm to determine what portion of the purchase price should be allocated to identifiable intangible assets. As a result of the valuation, we determined that the Larus trade name and trademark are valued at $750,000, the technology is valued at $1,150,000 and customer relationships are valued at $200,000. Goodwill associated with the Larus Corporation acquisition totaled $4,944,000. The Larus trade name and trademark were determined to have indefinite lives and therefore are not being amortized but rather are being periodically tested for impairment. The technology and customer relationships were both estimated to have ten-year lives and, as a result, $40,000 and $129,000 of amortization expenses were recorded and charged to administrative expense during the year ended December 31, 2004 and the nine months ended September 30, 2005, respectively. Previously, management had estimated the intangibles of Larus Corporation to be $2,800,000 for trademark and trade name, $500,000 for technology, and $300,000 for customer relationships. As a result, the balances were adjusted and $50,000 of amortization expense was recorded to adjust the accumulated amortization to the revised intangible balances.

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

         Accordingly, we have estimated that the goodwill associated with the Pascall acquisition totaled $5,298,000 as compared to the initial goodwill of $4,571,000. The Pascall trade name and trademark were determined to have indefinite lives and therefore are not being amortized but rather are being periodically tested for impairment. The covenants not to compete will be amortized over their three-year duration. The valuation of the identified intangible assets is expected to be completed during the quarter ending December 31, 2005 and could result in changes to the value of these identified intangible assets and corresponding changes to the value of goodwill. However, we do not believe these changes will be material to our financial position or results of operations.

         Our Emrise Electronics subsidiary acquired RO Associates Incorporated effective August 31, 2005. In determining the purchase price for RO, Emrise Electronics considered the historical and expected earnings and cash flow of RO, as well as the value of companies of a size and in an industry similar to RO, comparable transactions and the market for such companies generally. The purchase price represented a premium of approximately $2,275,000 over the $2,340,000 net worth of the assets of RO. In determining this premium, Emrise Electronics considered the synergistic and strategic advantages provided by having a United States-based power converted manufacturer and the value of the goodwill, customer relationships and technology of RO. Goodwill associated with the RO acquisition totaled approximately $1,290,000. We intend to commission a valuation firm to determine what portion of the purchase price should be allocated to identifiable intangible assets. We have estimated that RO's technology is valued at approximately $484,000, its trademarks are valued at $300,000 and its customer relationships are valued at $200,000. The valuation of the identified intangible assets is expected to be completed in December 2005 and could result in changes to the value of these identified intangible assets and corresponding changes to the value of goodwill. However, we do not believe these changes will be material to our consolidated financial position or results of operations.

RESULTS OF OPERATIONS

         The tables presented below, which compare our results of operations for the three and nine months ended September 30, 2005 to our results of operations for the three and nine months ended September 30, 2004, present the results for each period, the changes in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net sales. The columns present the following:

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

                     THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004


                                                                                                         RESULTS AS A PERCENTAGE
                                                                             DOLLAR          PERCENTAGE    OF NET SALES FOR THE
                                               THREE MONTHS ENDED           VARIANCE          VARIANCE     THREE MONTHS ENDED
                                                  September 30,          ------------      ------------        SEPTEMBER 30,
                                             ----------------------        FAVORABLE         FAVORABLE     -------------------
                                               2005          2004        (UNFAVORABLE)     (UNFAVORABLE)    2005        2004
                                             --------      --------      ------------      ------------    --------   --------
                                                   (DOLLARS IN THOUSANDS)
Net sales
    Electronic components ..............     $  7,262      $  3,843      $      3,419             89.0%       65.0%      51.5%
    Communications equipment ...........        3,915         3,626               289              8.0%       35.0%      48.5%
                                             --------      --------      ------------      ------------    --------   --------
    Total net sales ....................       11,177         7,469             3,708             49.6%      100.0%     100.0%
                                             --------      --------      ------------      ------------    --------   --------
Cost of sales
    Electronic components ..............        4,183         2,284            (1,899)           (83.1%)      37.4%      30.6%
    Communications equipment ...........        2,128         1,955              (173)            (8.8%)      19.0%      26.2%
                                             --------      --------      ------------      ------------    --------   --------
    Total cost of sales ................        6,311         4,239            (2,072)           (48.9%)      56.5%      56.8%
                                             --------      --------      ------------      ------------    --------   --------
Gross profit
    Electronic components ..............        3,079         1,559             1,520             97.5%       27.5%      20.9%
    Communications equipment ...........        1,787         1,671               116              6.9%       16.0%      22.4%
                                             --------      --------      ------------      ------------    --------   --------
    Total gross profit .................        4,866         3,230             1,636             50.7%       43.5%      43.2%
                                             --------      --------      ------------      ------------    --------   --------
Selling, general and administrative
   expenses ............................        3,292         2,465              (827)           (33.5%)      29.5%      33.0%
Engineering and product development.....          600           438              (162)           (37.0%)       5.4%       5.9%
Operating income .......................          974           327               647            197.9%        8.7%       4.4%
                                             --------      --------      ------------      ------------    --------   --------
Interest expense .......................         (106)         (115)                9              7.8%        0.9%       1.5%
Interest income ........................           27            --                27             --           0.2%       0.0%
Other expense ..........................          (91)          (28)              (63)          (225.0%)       0.8%       0.4%
                                             --------      --------      ------------      ------------    --------   --------
Income before income tax expense .......          804           184               620            337.0%        7.2%       2.5%
                                             --------      --------      ------------      ------------    --------   --------
Income tax expense (benefit) ...........          (12)           26                38            146.2%        0.1%       0.3%
                                             --------      --------      ------------      ------------    --------   --------
Net income .............................     $    816      $    158      $        658            416.5%        7.3%       2.1%
                                             ========      ========      ============      ============    ========   ========


         NET SALES. The $3,708,000 (49.6%) increase in total net sales for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 resulted from the combination of a $3,419,000 (89.0%) increase in net sales of our electronic components and a $289,000 (8.0%) increase in net sales of our communications equipment products and services.

         ELECTRONIC COMPONENTS. The increase in net sales of our electronic components segment resulted from a $2,743,000 (146.0%) increase in net sales of power supplies primarily due to the inclusion of $3,442,000 of power supplies and RF components sold by Pascall and $344,000 sold by RO, which subsidiaries we acquired on March 18, 2005 and August 31, 2005, respectively. Without Pascall and RO, sales of power supplies by XCEL Power Systems, Ltd. would have declined by $818,000, primarily due to the delay of delivery requirements for the Eurofighter Typhoon aircraft. We had $718,000 of sales of RF components and RF subsystems assemblies for the three months ended September 30, 2005 as compared to none in the prior year period due to the acquisition of Pascall in March 2005. Sales of switches decreased $165,000 (11.4%) to $1,281,000 for the three months ended September 30, 2005 from $1,446,000 for the prior year period due to a deferral of certain orders to the fourth quarter and lower orders for spares by the defense supply agency.

         COMMUNICATIONS EQUIPMENT. The $289,000 (8.0%) increase in net sales of our communications equipment segment resulted primarily from an increase of $394,000 (73.2%) of net sales of test instruments and a $317,000 (62.2%) increase in sales of synchronous timing devices due to an increased number of units sold. These increases were partially offset by a $473,000 (19.9%) decline in net sales of network access equipment and transmission products due to lower unit sales volume. Sales of network access products produced by CXR-AJ in France held steady with no change. However, we anticipate that sales of our network access products both in France and, more importantly, in the United States will grow as new sales channels and our stronger marketing presence becomes effective and we work to utilize our two new United States-based distributors with whom we established relationships during 2005. We also anticipate that sales of our network timing and synchronization products will show growth as we build our business with telecommunications carrier companies during the remainder of 2005 and beyond.

         GROSS PROFIT. Gross profit as a percentage of total net sales increased to 43.5% for the three months ended September 30, 2005 from 43.2% for the prior year period. In dollar terms, gross profit increased by $1,636,000 (50.7%) to $4,866,000 for the three months ended September 30, 2005 as compared to $3,230,000 for the prior year period.

         Electronic Components. The $1,520,000 (97.5%) increase in gross profit for our electronic components segment was primarily due to the inclusion of Pascall's results, which contributed $1,103,000 in gross profit for the three months ended September 30, 2005, and the inclusion of $633,000 of gross profit contributed by RO primarily as a result of $550,000 of licensing revenue. Gross profit for our switch sales declined by $209,000 (26.1%) to $592,000 for the three months ended September 30, 2005 as compared to $801,000 for the prior year period due to lower sales volume, changes in product mix and delays of production into the fourth quarter.

         Communications Equipment. The $116,000 (6.9%) increase in gross profit for our communications equipment segment was primarily due to the increased sales of test instruments during the three months ended September 30, 2005. Gross profit for test instruments increased $206,000 (55.0%) to $579,000 as compared to $373,000 in the prior year period. This increase was slightly reduced by minor decreases in gross profit on network access equipment and network timing devices.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The $827,000 (33.5%) increase in selling, general and administrative expenses for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 primarily was due to:

         o a $114,000 (70.8%) increase in sales commissions primarily due to the inclusion of sales commissions due to the RO and Pascall acquisitions;

         o a $329,000 (150.2%) increase in other selling and marketing expenses primarily due to the inclusion of selling expenses as a result of the Pascall acquisition;

         o a $379,000 (24.4%) increase in administrative expenses primarily due to the inclusion of $218,000 and $43,000 of administrative costs for Pascall and RO, respectively, and an increase of $54,000 in corporate legal expenses and a $77,000 increase in accounting and auditing expenses at our United States operations to $96,000 and $132,000, respectively.

Despite the increase in selling, general and administrative expenses in dollar terms, our selling general and administrative expenses declined to 29.5% of our net sales for the three months ended September 30, 2005 as compared to 33.0% of our net sales for the prior year period due to our overall increase in net sales.

         We anticipate that selling, general and administrative expenses for the remainder of 2005 will remain at levels higher than those we experienced last year due to the Larus Corporation, Pascall and RO acquisitions, increased investments in new products, sales and marketing expenses for our new low profile rotary and digital switches, activity in searching for and analyzing potential acquisitions, expansion of our investor relations program and increased corporate governance activities in response to the Sarbanes-Oxley Act of 2002 and recently adopted rules and regulations of the Securities and Exchange Commission. However we continue to seek efficiency and cost savings at all operations and anticipate we will further reduce our selling, general and administrative expenses by an estimated $625,000 on an annual basis over the current levels as a result of sales, marketing and administrative staffing reductions implemented in our communications equipment segment during the three months ended June 30, 2005.

         ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses consist primarily of new product development activities. The $162,000 (37.0%) increase in these expenses resulted primarily from an increase of $43,000 in expenses attributable to CXR Larus network timing devices, a $95,000 increase in engineering expenses related to new products for our Pascall acquisition and a $31,000 increase attributable to our RO acquisition. We expect this higher level of expense to continue throughout the remainder of 2005 as we continue to develop our new family of rotary switches, pursue long-term opportunities in the timing and synchronization market and continue to develop our power supply and RF component products.

         INTEREST EXPENSE AND OTHER INCOME. Interest expense of $106,000 declined slightly for the three months ended September 30, 2005. We recorded reduced interest expenses related to our Wells Fargo Bank loan due to the zero balance on the revolving credit line. In addition, we recorded $27,000 of interest income in the three months ended September 30, 2005, which was earned on the remaining proceeds of the January 2005 private placement. We did not have interest income during the three months ended September 30, 2004. Other expense of $91,000 for the three months ended September 30, 2005 included a United States-based currency hedging loss of $87,000.

         INCOME TAX EXPENSE. Income tax benefit for the three months ended September 30, 2005 was $12,000, compared to an expense of $26,000 for the three months ended September 30, 2004. We have net tax loss carryforwards for United States income tax purposes and relieved $245,000 of our tax asset valuation allowance. This was partially offset with foreign tax provisions of $233,000.

         NET INCOME. The net income for the three months ended September 30, 2005 increased by $658,000 (416.5%) to $816,000 as compared to net income of $158,000 for the three months ended September 30, 2004. The increase was primarily due to $313,000 of net income from Pascall and $439,000 of net income from RO that included $550,000 of royalty revenue. Improved sales of test instruments at CXR Larus provided a $277,000 increase in operating income. We continue to closely monitor costs throughout our operations and have reduced costs through staffing reductions in our communications equipment operations in the United States as indicated above.

                      NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

                                                                                                         RESULTS AS A PERCENTAGE
                                                                             DOLLAR          PERCENTAGE    OF NET SALES FOR THE
                                                NINE MONTHS ENDED           VARIANCE          VARIANCE     THREE MONTHS ENDED
                                                  September 30,          ------------      ------------        SEPTEMBER 30,
                                             ----------------------        FAVORABLE         FAVORABLE     -------------------
                                               2005          2004        (UNFAVORABLE)     (UNFAVORABLE)    2005        2004
                                             --------      --------      ------------      ------------    --------   --------
                                                      (DOLLARS IN THOUSANDS)
Net sales
    Electronic components ...............    $ 17,488      $ 11,703      $      5,785             49.4%       61.5%      58.2%
    Communications equipment ............      10,950         8,390             2,560             30.5%       38.5%      41.8%
                                             --------      --------      ------------      ------------    --------   --------
    Total net sales .....................      28,438        20,093             8,345             41.5%      100.0%     100.0%
Cost of sales
    Electronic components ...............      10,634         6,809            (3,825)           (56.2%)      37.4%      33.9%
    Communications equipment ............       5,863         4,408            (1,455)           (33.0%)      20.6%      21.9%
    Total cost of sales .................      16,497        11,217            (5,280)           (47.1%)      58.0%      55.8%
Gross profit
    Electronic components ...............       6,854         4,894             1,960             40.0%       24.1%      24.4%
    Communications equipment ............       5,087         3,982             1,105             27.7%       17.9%      19.8%
    Total gross profit ..................      11,941         8,876             3,065             34.5%       42.0%      44.2%
Selling, general and administrative
   expenses .............................       9,570         6,749            (2,821)           (41.8%)      33.7%      33.6%
Engineering and product development
   expenses .............................       1,736         1,033              (703)           (68.1%)       6.1%       5.1%
Operating income ........................         635         1,094              (459)           (42.0%)       2.2%       5.4%
Interest expense ........................        (302)         (305)                3              1.0%        1.1%       1.5%
Interest income .........................         136            --               136               --         0.5%         --
Other income and expense ................          21           (64)               85            132.8%        0.1%       0.3%
Income before income tax expense ........         490           725              (235)           (32.4%)       1.7%       3.6%
Income tax expense ......................           3           128               125             97.7%        0.0%       0.6%
Net income ..............................    $    487      $    597              (110)           (18.4%)       1.7%       3.0%
                                             ========      ========      ============      ============    ========   ========


         NET SALES. The $8,345.000 (41.5%) increase in total net sales for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 resulted from the combination of a $5,785,000 (49.4%) increase in net sales of our electronic components and a $2,560,000 (30.5%) increase in net sales of our communications equipment products and services.

         ELECTRONIC COMPONENTS. The increase in net sales of our electronic components segment resulted primarily from the inclusion in our results for the nine months ended September 30, 2005 of Pascall's $7,314,000 sales of power supplies and RF components and RO's $894,000 sales of power conversion products and licensing. This increase was offset by a $2,239,000 (32.2%) decrease in sales at XCEL Power Systems, Ltd., which decrease was primarily related to reduced sales of power supplies primarily due to the delay of deliveries for the Eurofighter Typhoon aircraft. Sales of switches increased $135,000 (1.9%) to $4,629,000 for the nine months ended September 30, 2005 from $4,541,000 for the prior year period due to slightly higher sales volume.

         We first reported sales of RF components during the three months ended March 31, 2005 due to the Pascall acquisition. We acquired RO on August 31, 2005. Excluding sales by Pascall from March 18, 2005 through September 30, 2005 and sales by RO for September 2005, our electronic components segment sales declined by $2,424,000 or (20.7%) for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. We currently anticipate that our sales of electronic components will increase in the fourth quarter of 2005, and throughout 2006 based upon informal indications we have received from various customers and based upon recent increases in our backlog.

         COMMUNICATIONS EQUIPMENT. The $2,560,000 increase in net sales of our communications equipment segment resulted primarily from the inclusion in our results for the nine months ended September 30, 2005 of $4,418,000 of net sales of network timing and synchronization products attributable to our acquisition of Larus Corporation that occurred on July 13, 2004 as compared to such sales of $1,468,000 for the period from July 13, 2004 to September 30, 2004. This increase was partially offset by a $543,000 (12.4%) decline in net sales of network access equipment and transmission products manufactured by CXR-AJ, which was primarily due to delays in French military communications infrastructure programs that utilize our products. Communications test equipment net sales increased $257,000 (14.6%) to $2,012,000 for the nine months ended September 30, 2005 as compared to $1,755,000 for the prior year period, primarily due to increased sales to an agency of the Homeland Defense Department. We anticipate that sales of our communications test equipment will continue to improve throughout the remainder of 2005. We also anticipate that sales of our network access products both in France and more importantly in the United States will grow as new sales channels and our stronger marketing presence becomes effective and we work to utilize our two new United States-based distributors we established relationships with during the three months ended March 31, 2005. We also anticipate that sales of our network timing and synchronization products will show further growth as we build our business with telecommunications carrier companies.

         GROSS PROFIT. Gross profit as a percentage of total net sales decreased to 42.0% from 44.2% for the prior year period. In dollar terms, gross profit increased by $3,065,000 (34.5%) to $11,941,000 for the nine months ended September 30, 2005 as compared to $8,876,000 for the prior year period.

         ELECTRONIC COMPONENTS. The $1,960,000 (40.0%) increase in gross profit for our electronic components segment was primarily due to the inclusion in our results for the nine months ended September 30, 2005 of $2,136,000 of gross profit from Pascall and $633,000 of gross profit from RO. Partially offsetting these increases was a $535,000 reduction in gross profit from switches primarily due to product mix and reduced sales volume and a $340,000 decrease in gross profit on power supplies produced by XCEL Power Systems, Ltd. as a direct result of reduced sales volume due to contract delivery delays. We expect overall sales of power supplies in 2005 to exceed overall sales of power supplies in 2004 and to grow further in 2006 based upon informal indications we have received from various customers and increased backlog. EEL Japan Ltd. increased its gross profit by $160,000 (40.2%) to $558,000 from $398,000 in the prior year due to increased sales of higher margin switches.

         COMMUNICATIONS EQUIPMENT. The $1,105,000 (27.7%) increase in gross profit for our communications equipment segment was primarily due to the inclusion of CXR Larus' $1,866,000 of gross profit during the nine months ended September 30, 2005 attributable to net sales of network access and network timing and synchronization products as compared to $595,000 in the period from July 13, 2004 to September 30, 2004. Gross profit for test instruments virtually remained unchanged at $1,253,000.

         The 1.0 percentage point decrease in this segment's gross profit as a percentage of total net sales was primarily the result of the larger sales contribution of the lower margin CXR Larus network timing and synchronization products and CXR-AJ network access products as compared to the higher margin test equipment. We plan to have our timing and other network access products built for us under a signed contract with Hitachi OMD and thereby increase gross margins over our in-house manufacturing.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The $2,821,000 (41.8%) increase in selling, general and administrative expenses for the nine months September 30, 2005 as compared to the nine months ended September 30, 2004 was primarily due to:

         o a $284,000 (78.2%) increase in sales commissions primarily due to the inclusion of $126,000, $119,000 and $42,000 of sales commission expenses of CXR Larus, Pascall and RO, respectively;

         o a $1,340,000 (62.8%) increase in other selling and marketing expenses primarily due to an increase of $737,000 and inclusion of $664,000 of selling expenses of our Larus division and Pascall, respectively, attendance at tradeshows and increased advertising and marketing of our electronic components;

         o a $1,198,000 (28.2%) increase in administrative expenses primarily due to the inclusion of $376,000 and $472,000 of administrative costs for our Larus division and Pascall, respectively;

         o $74,000 in severance costs we recorded to administrative expense to reflect a consolidation of CXR Larus' operations;

         o a $55,000 expense we recorded for a repair provision for the building in Wales that we vacated to combine our coil winding business with XCEL Power Systems, Ltd. in Ashford, England; and

         o an increase of $149,000 in United States corporate legal expenses and a $168,000 increase in our domestic accounting and auditing expenses.

         We anticipate that selling, general and administrative expenses for the remainder of 2005 will remain at levels higher than those we experienced last year due to the Larus Corporation, Pascall and RO acquisitions, increased investments in new products, sales and marketing expenses for our new low profile rotary and digital switches, increased activity in searching for and analyzing potential acquisitions, expansion of our investor relations program and increased corporate governance activities in response to the Sarbanes-Oxley Act of 2002 and rules and regulations of the Securities and Exchange Commission. However we continue to seek efficiencies and cost savings at all operations and anticipate we will further reduce our selling, general and administrative expenses by an estimated $625,000 on an annual basis over the current levels as a result of sales, marketing and administrative staffing reductions implemented in our communications equipment segment. Our selling, general and administrative expenses remained almost constant as a percentage of net sales at 33.7% as compared to 33.6% in the prior period.

         ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses consist primarily of new product development engineering activities. The $703,000 (68.1%) increase in these expenses resulted primarily from the inclusion of $381,000 of expenses attributable to our Larus division and a $194,000 increase in engineering expenses attributable to Pascall. Also, expenses related to development of our new low profile rotary switches increased $70,000 (19.9%) to $422,000 for the nine months ended September 30, 2005 as compared to $352,000 for the prior year period. We expect this higher level of expense to continue throughout the remainder of 2005 as we continue to develop our new family of rotary switches and pursue long term opportunities in the timing and synchronization market. During the nine months ended September 30, 2005, we eliminated one of our two engineering directors at CXR Larus, which we anticipate will offset approximately $75,000 of our increased engineering expenses on an annual basis.

         INTEREST EXPENSE AND OTHER INCOME. Interest expense decreased slightly by $3,000 (1.0%) to $302,000 for the nine months ended September 30, 2005 as compared to $305,000 for the nine months ended September 30, 2004. In addition, we recorded $136,000 of interest income in the nine months ended September 30, 2005, which was earned on the proceeds of the January 2005 private placement. We did not have interest income during the nine months ended September 30, 2004. Other income of $21,000 for the nine months ended September 30, 2005 primarily resulted from a $100,000 gain due to the sale of our T-Com product line. The T-Com technology and tangible assets had no carrying value.

         INCOME TAX EXPENSE. Income tax expense for the nine months ended September 30, 2005 was $3,000, compared to $128,000 for the nine months ended September 30, 2004 due to lower pretax income. We relieved our tax asset valuation allowance by $245,000, which was offset by our foreign tax provision of $248,000.

         NET INCOME (LOSS). Net income for the nine months ended September 30, 2005 decreased by $110,000 to $487,000 as compared to $597,000 for the nine months ended September 30, 2004. The decrease was primarily due to the impact of planned increased sales and marketing expenses to launch new products and improve the marketing and sales efforts in promoting our existing products and the addition of similar expenses of CXR Larus designed to increase future revenue and net income together with the substantial increase in product development engineering associated primarily with our network timing and synchronization products. We continue to closely monitor costs throughout our operations and have reduced costs through staffing reductions in our communications equipment operations in the United States and France as indicated above.

LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended September 30, 2005, we funded our operations primarily through revenue generated from our operations and through our existing and previous lines of credit with Wells Fargo Bank, N.A. and various foreign banks. During the nine months ended September 30, 2005, we continued to rely on our foreign credit facilities. In addition, we raised approximately $16,018,000 in net proceeds through a private placement of equity securities in January 2005 as described below to support our acquisition program. As of September 30, 2005, we had working capital of $12,671,000, which represented a $7,131,000 (128.7%) increase from working capital of $5,540,000 at December 31, 2004, primarily due to the proceeds from the private placement and the addition of the working capital of Pascall and RO. At September 30, 2005 and December 31, 2004, we had accumulated deficits of $15,919,000 and $16,406,000, respectively, and cash and cash equivalents of $3,398,000 and $1,057,000, respectively.

         Accounts receivable increased $3,186,000 (55.0%) during the nine months ended September 30, 2005 from $5,796,000 as of December 31, 2004 to $9,297,000 as of September 30, 2005. Sales attributable to the Pascall and RO acquisitions contributed $2,303,000 and $793,000, respectively, to accounts receivable at September 30, 2005. Without the acquisition of Pascall, our receivables would have increased by $90,000 (1.6%) during the nine months ended September 30, 2005, primarily due to increased receivables from higher test instrument sales. Days sales outstanding, which is a measure of our average accounts receivable collection period, decreased from 69 days for the year ended December 31, 2004 to 64 days for the nine months ended September 30, 2005. Our customers include many Fortune 100 companies in the United States and similarly large companies in Europe and Asia. Because of the financial strength of our customer base, we have virtually eliminated our bad debt reserves.

         Inventory balances increased $3,790,000 (58.4%) during the nine months ended September 30, 2005, from $6,491,000 at December 31, 2004 to $10,281,000 at
September 30, 2005. Inventory represented 23.4% and 25.9% of our total assets as of September 30, 2005 and December 31, 2004, respectively. Included in the September 30, 2005 amount is $2,015,000 and $2,221,000 of inventory attributable to Pascall and RO, respectively. Excluding the effect of this inclusion, inventory would have decreased by $446,000 (6.9%) and would have represented 19.6% of total assets (excluding the $6,929,000 and $6,250,000 000 of total assets related to Pascall and RO, respectively) at September 30, 2005. Inventory turnover, which is a ratio that indicates how many times our inventory is sold and replaced over a specified period, decreased to 2.14 times (excluding Pascall and RO, turnover would have increased to 2.44 times) for the nine months ended September 30, 2005 as compared to 2.48 times for the year ended December 31, 2004.

         We took various actions to reduce costs in 2004. These actions were intended to reduce the cash outlays of our communications equipment segment to match its revenue rate, which was negatively impacted by the telecommunications downturn of 2002 and 2003. We also have contracted with offshore manufacturers for production of test equipment at lower prices than our previous cost for in-house manufacturing. We have also contracted with Hitachi to outsource the manufacture of our network timing devices beginning approximately in the second quarter of 2006. We merged Larus Corporation with and into CXR Telcom Corporation at the end of 2004 and integrated their operations.

         Cash used in our operating activities totaled $1,158,000 for the nine months ended September 30, 2005 as compared to cash provided by operating activities of $1,579,000 for the nine months ended September 30, 2004. This $2,737,000 decrease in operating cash flows primarily resulted from payments made as planned reductions of accounts payable and accrued expenses.

         Cash used in our investing activities totaled $14,381,000 for the nine months ended September 30, 2005 as compared to $1,923,000 for the nine months ended September 30, 2004. Included in the results for the nine months ended September 30, 2005 are net cash of $9,509,000 and $4,605,000 used to acquire Pascall and RO, respectively. Also we acquired $212,000 of property, plant and equipment purchases for production equipment and computer equipment.

         Cash provided by our financing activities totaled $18,544,000 for the nine months ended September 30, 2005 as compared to $373,000 of cash used in our financing activities for the nine months ended September 30, 2004. The change is primarily due to the net proceeds of $16,059,000 from the issuance of common stock in the January 2005 private placement.

         On September 1, 2005, we obtained a credit facility from Wells Fargo Bank, N.A. for our domestic operations which replaced the prior credit facility entered into on June 1, 2004 with Wells Fargo Bank, N.A. The new credit facility has no prepayment penalty and is subject to an unused commitment fee equal to 0.25% per annum, payable quarterly based on the average daily unused amount of the line of credit described in the following paragraph.

         The credit facility provides a $9,000,000 revolving line of credit secured by accounts receivable, other rights to payment and general intangibles, inventories and equipment. Borrowings do not need to be supported by specific receivables or inventory balances unless aggregate borrowings under the line of credit and the term loan described in the following paragraph exceed $2,000,000 for 30 consecutive days (a "conversion event"). If a conversion event occurs, the line of credit will convert into a formula-based line of credit until the borrowings are equal to or less than $2,000,000 for 30 consecutive days. The formula generally provides that outstanding borrowings under the line of credit may not exceed an aggregate of 80% of eligible accounts receivable, plus 30% of the value of eligible finished goods inventory. The interest rate is variable and is adjusted monthly based on the prime rate plus 0.5%. The prime rate at September 30, 2005 was 6.75%.

         The credit facility also provides for a term loan of $150,000 secured by equipment, amortizable over 36 months at a variable rate equal to the prime rate plus 1.5%. The term loan portion of the facility had a balance of $88,000 at September 30, 2005.

         Wells Fargo Bank, N.A. has also provided us with credit for the purchase of new capital equipment when needed, of which a balance of $130,000 was outstanding at September 30, 2005. The interest rate is equal to the 90-day London InterBank Offered Rate ("LIBOR") rate (4.055% at September 30, 2005) plus 3.75% per annum. Amounts borrowed under this arrangement are amortized over 60 months from the respective dates of borrowing.

         As of September 30, 2005, we had no outstanding balance owing under the revolving credit line, and we had $2,000,000 of availability on the non-formula based portion of the credit line. The credit facility is subject to various financial covenants. As of September 30, 2005, we were in compliance with each of those covenants except for the tangible net worth covenant, as to which we received a waiver The bank has informally indicated it intends to modify the tangible net worth covenant. The credit facility is subject to various financial covenants. The minimum debt service coverage ratio of the Company must be not less than 1.25:1.00 on a rolling four-quarter basis. "Debt service coverage ratio" is defined as net profit after taxes plus depreciation, plus or minus net distributions divided by the sum of the current portion of long term debt plus capitalized lease payments. The current ration of the Company must be not less than 1.50:1.00, determined as of each fiscal quarter end. "Current ratio" is defined as total current assets divided by total current liabilities. Net profit after taxes as of the Company must be not less than $500,000, determined as of each fiscal quarter end on a rolling four quarter basis; provided that we may not sustain net loss after tax in any two consecutive fiscal quarters. Total liabilities divided by tangible net worth of the Company must not at any time be greater than 1.25:1.00, determined as for each fiscal quarter end. Tangible net worth of the Company must not at any time be less than $14,250,000 measured at the end of each quarter. "Total liabilities" is defined as current liabilities plus no-current liabilities, minus subordinated debt. "Tangible net worth" is defined as stockholders' equity plus subordinated debt, minus intangible assets.

         In the event of a default and continuation of a default, Wells Fargo may accelerate the payment of the principal balance requiring us to pay the entire indebtedness outstanding on that date. From and after the maturity date of the note, or any earlier date that all principal owing under the note becomes due and payable by acceleration or otherwise, the outstanding principal balance will bear interest until paid in full at an increased rate per annum equal to 4% above the rate of interest in effect from time to time under the note. Events of default that would give rise to automatic acceleration of payment of the principal balance and an increase in annual interest rate on unpaid principal balance include:

         The credit facility will expire on September 1, 2006.

         As of September 30, 2005, our foreign subsidiaries had credit facilities, including lines of credit and term loans, with Lloyds TSB Bank and Lloyds TSB Commercial Finance, in England, IFN Finance, a subsidiary of ABN AMRO Holdings, N.V., Banc National de Paris, Societe Generale in France and Sogelease and Johnan Shinkin Bank in Japan. At September 30, 2005, the balances outstanding under our United Kingdom, France and Japan credit facilities were $3,781,000, $653,000 and $39,000, respectively.

         On June 28, 2005, XPS and Pascall obtained a credit facility with Lloyds TSB Commercial Finance Limited ("Lloyds"). At the same time, the credit facility of Venture Finance PLC was terminated, and all debt to Venture Finance PLC was paid off. The Lloyds facility provides a revolving loan secured by receivables, with a maximum availability of 2,100,000 British pounds sterling (approximately U.S. $3,701,000 based on the exchange rate in effect on September 30, 2005). The annual interest rate on the revolving loan is 1.5% above the Lloyds TSB rate. The Lloyds TSB rate was 4.5% at September 30, 2005. This credit facility covers a period of 24 months. The financial covenants include a 50% cap on combined export gross sales of XPS and Pascall and debt turns of less than 65 days, and the funding balance is capped at 125% of XPS and Pascall combined gross sales. In addition to the revolving loan, on August 26, 2005 Lloyds also provided an unsecured cashflow loan of $1,410,000 and a $264,000 term loan that is secured by equipment and amortized over 36 months.

         In the event of a default, Lloyds PLC may make the loan, including any outstanding principal and interest which has accrued, repayable on demand. If any amount payable is not paid when due, EEL Corp shall pay an increased interest rate per annum equal to 3% above the rate of interest in effect from time to time under the note.

         In April 2003, CXR-AJ obtained a credit facility from IFN Finance, a subsidiary of ABN AMRO N.V. This credit facility is for a maximum of $1,445,000, based on the exchange rate in effect at September 30, 2005 for the conversion of euros into United States dollars. CSR-AJ also had $39,000 of term loans with several French banks outstanding at of June 30, 2005. The IFN Finance facility is secured by accounts receivable and carries an annual interest rate of 1.6% above the French "T4M" rate. At August 31, 2005, the French T4M rate was 2.067% and this facility had a balance of $616,000. This facility has no financial performance covenants. In addition, CXR-AJ has term loans with other banks with a balance of $37,000 as of September 320, 2005.

         EEL Japan Ltd., or XJL, obtained a term loan on November 29, 2002 from Johnan Shinkin Bank. The loan is amortized over five years, carries an annual fixed interest rate of 3.25% and is secured by the assets of XJL. The balance of the loan as of September 30, 2005 was $39,000 using the exchange rate in effect at that date for conversion of Japanese yen into United States dollars. There are no financial performance covenants applicable to this loan.

         Our backlog was $25,098,000 as of September 30, 2005 as compared to $7,307,000 as of September 30, 2004. The increase in backlog was primarily due to the addition of $8,840,000 of backlog for Pascall and $613,000 for RO. Without Pascall and RO, our backlog as of September 30, 2005 would have been $15.6 million, representing a $10.7 million (139%) increase. Our backlog as of September 30, 2005 was 96.3% related to our electronic components business, which business tends to provide us with long lead-times for our manufacturing processes due to the custom nature of the products, and 3.7% related to our communications equipment business, which business tends to deliver standard products from stock as orders are received. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

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

         On January 5, 2005, we issued to 17 accredited record holders in a private offering an aggregate of 12,503,500 shares of common stock at a purchase price of $1.44 per share and five-year investor warrants to purchase up to an additional 3,125,875 shares of our common stock at an exercise price of $1.73 per share, for a total purchase price of $18,005,000. We paid cash placement agent fees and expenses of approximately $961,000, and issued five-year placement warrants to purchase up to an aggregate of 650,310 shares of common stock at an exercise price of $1.73 per share in connection with the offering. Additional costs related to the financing include registration rights-related liquidated damages and legal, accounting and consulting fees that totaled $1,026,000 through September 30, 2005 and continue to be incurred in connection with the resale registration described below.

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

         We used a portion of the proceeds from the January 2005 private placement to fund the acquisition of Pascall described above under the heading "Overview." In connection with the Pascall acquisition, we loaned to Emrise Electronics Ltd. approximately $10,100,000 in cash that was used to acquire Pascall and to repay Pascall's existing intercompany debt. As described above, the Pascall purchase price is subject to upward or downward adjustment, and accordingly we paid $237,000 to Intelek on August 1, 2005 to compensate for an upward adjustment of Pascall's net worth. We have guaranteed obligations of Emrise Electronics Ltd. in connection with the Pascall acquisition and have agreed to indemnify Pascall's former parent in connection with obligations under Pascall's facilities lease.

         We used another portion of the proceeds from the January 2005 private placement to partially fund the acquisition of RO described above under the heading "Overview." We used $4,002,000 of cash to acquire RO including paying down RO's bank debt of $1,602,000. In addition, we agreed to make two deferred payments of $300,000 each, the first of which we paid in October 2005, and the second of which is due in March 2006. Offsetting these amounts was $35,000 received from the former RO shareholders to compensate for balance sheet adjustments.

         We included in our annual report on Form 10-K for the year ended December 31, 2004 a contractual obligations table that outlines payments due from us or our subsidiaries under our lines of credit and other significant contractual obligations through 2009, exclusive of interest.

         We intend to grow our business through both internal growth and through further acquisitions that we identify as being potentially both synergistic and accretive of our earnings. Any additional acquisitions would likely be funded through the use of cash and/or a combination of cash, notes and our limited use of our common stock.

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

         On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25, and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) generally requires share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition will no longer be an alternative. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

         o Modified prospective method: Compensation cost is recognized beginning with the effective date of adoption (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date of adoption and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of adoption that remain unvested on the date of adoption.

         o Modified retrospective method: Includes the requirements of the modified prospective method described above, but also permits restatement using amounts previously disclosed under the pro forma provisions of SFAS No. 123 either for (a) all prior periods presented or (b) prior interim periods of the year of adoption.

         On April 14, 2005, the Commission announced that the SFAS No. 123(R) effective transition date will be extended to annual periods beginning after June 15, 2005. We are required to adopt this new standard on June 1, 2006, with early adoption permitted.

         SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under current accounting rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged from what would have been reported under prior accounting rules.

         As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB Opinion No. 25's intrinsic value method. As a consequence, we generally recognize no compensation cost for employee stock options under our employee stock option plans. Although the adoption of SFAS No. 123(R)'s fair value method will have no adverse effect on our balance sheet or total cash flows, it will affect our net income and diluted earnings per share. The actual effects of adopting SFAS No. 123(R) will depend on numerous factors, including the amounts of share-based payments granted in the future, the valuation model we use to value future share-based payments to employees and estimated forfeiture rates. See Note 1 to our condensed consolidated financial statements for the effect on reported net income and earnings per share that would have occurred if we had accounted for our employee stock options using the fair value recognition provisions of SFAS No. 123.

         On December 16, 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges beginning in our second quarter of fiscal 2006. We do not believe our adoption of SFAS No. 153 will have a material effect on our consolidated financial position, results of operations or cash flows.

         On June 7, 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," a replacement of APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. However, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. We do not believe our adoption of SFAS No. 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

         On June 29, 2005, the FASB ratified the EITF's Issue No. 05-06, "Determining the Amortization Period for Leasehold Improvements." Issue No. 05-06 provides that the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease shall be the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition or the purchase. The provisions of Issue No. 05-06 are effective on a prospective basis for leasehold improvements purchased or acquired beginning in our second quarter of fiscal 2006. We do not believe the adoption of Issue No. 05-06 will have a material effect on our consolidated financial position, results of operations or cash flows.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         We have established and acquired international subsidiaries that prepare their balance sheets in the relevant foreign currency. In order to be included in our consolidated financial statements, these balance sheets are converted, at the then current exchange rate, into United States dollars, and the statements of operations are converted using weighted average exchange rates for the applicable period. Accordingly, fluctuations of the foreign currencies relative to the United States dollar could have an effect on our consolidated financial statements. Our exposure to fluctuations in currency exchange rates has increased as a result of the acquisition of Pascall located in England.

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

         Emrise Electronics Ltd. also has a program that utilizes a forward currency contract denominated in British pounds sterling to offset the risk of intercompany loans to an English subsidiary. Under this program, increases or decreases in the current portion of intercompany debt due to Emrise Electronics

Ltd. are offset by gains or losses on the forward contract, to mitigate the possibility of foreign currency transaction gains or losses. The forward contract expired in September 2005. We do not use this forward contract for trading purposes. The forward contract used in this program was marked to market at the end of the period with unrealized gains and losses included in other income and expense.

         Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. Net foreign exchange transaction losses included in other income and expense in the accompanying consolidated statements of operations totaled $115,000 for the nine months ended September 30, 2005. There was no hedging in the year ended December 31, 2004.

         A substantial portion of our notes payable and long-term debt have variable interest rates based on the prime interest rate and/or the lender's base rate, which exposes us to risk of earnings loss due to changes in such interest rates. Our annual report on Form 10-K for the year ended December 31, 2004 contains information about our debt obligations that are sensitive to changes in interest rates under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk." There were no material changes in those market risks during the nine months ended September 30, 2005.

ITEM 4.    CONTROLS AND PROCEDURES.

         On August 15, 2005, in connection with its review of our condensed consolidated financial statements for the quarter ended June 30, 2005, Grant Thornton LLP, our independent registered public accounting firm, advised our management of a matter that Grant Thornton LLP considered to be a "material weakness" as that term is defined under standards established by the Public Company Accounting Oversight Board (United States).

         Grant Thornton LLP noted that we recorded revenue in our Pascall division for certain items previously recorded as "bill and hold" inventory. We had shipped the items to the customer on June 30, 2005, the customer took title to the items and paid for the items. However, the customer requested that Pascall modify the items and returned the items to Pascall on July 7, 2005 under a separate contract. The return of the items by the customer subsequent to June 30, 2005 resulted in the transaction not meeting the revenue recognition criteria under Staff Accounting Bulletin ("SAB") No. 104. The recording of these items as sales in the quarter ended June 30, 2005 resulted in an adjusting journal entry to reduce revenue by $841,000 and to reduce net income by $314,000 ($0.01 per share). Grant Thornton LLP met with our audit committee on August 18, 2005 and recommended that we review the control procedures over bill and hold arrangements to determine adherence to SAB 104. Our audit committee and management have undertaken an extensive review of SAB 104. We have sought and plan to continue to seek guidance from our financial consultants, who are certified public accountants with the requisite background and experience, to assist us in our future compliance with SAB 104 as it relates to control procedures over bill and hold matters and believe we have therefore corrected the material weakness.

         As of September 30, 2005 the products included in the bill and hold matter were no longer at our facility as they had all been processed and shipped back to the customer. Therefore, we recognized in the third quarter the revenue and income we had deferred during the second quarter.

         Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of September 30, 2005, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, including to ensure that Information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding whether or not disclosure is required.

         During the quarter ended September 30, 2005, except as described above with regard to our review of SAB 104, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS.

Exhibit
Number            Description
------            -----------

2.1 Stock Purchase Agreement dated September 2, 2005 between Emrise Electronics Corporation, a New Jersey corporation, Robert H. Okada, as Trustee of the Robert H. Okada Trust Agreement dated February 11, 1992, and Sharon Vavro, an individual (1)

2.2 Amendment No. 1 dated effective as of September 28, 2005 to Stock Purchase Agreement dated September 2, 2005 between Emrise Electronics Corporation, a New Jersey corporation, Robert H. Okada, as Trustee of the Robert H. Okada Trust Agreement dated February 11, 1992, and Sharon Vavro, an individual (2)

10.1 Credit Agreement between Emrise Corporation and Wells Fargo Bank, National Association dated as of August 25, 2005 (3)

10.2 Revolving Line of Credit Note between Emrise Corporation and Wells Fargo Bank, National Association dated as of August 25, 2005 (3)

10.3 Security Agreement between Emrise Corporation and Wells Fargo Bank, National Association dated as of August 25, 2005 (3)

10.4 Continuing Security Agreement between Emrise Corporation and Wells Fargo Bank, National Association dated as of August 25, 2005 (3)

10.5 Continuing Guaranty between CXR Telcom Corporation and Wells Fargo Bank, National Association dated as of August 25, 2005
                  (3)

10.6 Continuing Guaranty between Emrise Electronics Corporation and Wells Fargo Bank, National Association dated as of August 25, 2005 (3)

10.7 Agreement and Acknowledgment of Security Interest by and among Wells Fargo Bank, National Association, Emrise Corporation and Noel C. McDermott and Warren P. Yost dated as of August 25, 2005 (3)

10.8 Debt Purchase Agreement between Lloyds TSB Commercial Finance Limited and Pascall Electronics Limited dated June 28, 2005(3)

10.9 Debt Purchase Agreement between Lloyds TSB Commercial Finance Limited and XCEL Power Systems Limited dated June 28, 2005 (3)

10.10 Loan Agreement between Lloyds TSB Commercial Finance Limited and XCEL Power Systems Limited dated June 28, 2005 (3)

10.11 Business Loan Agreement between Lloyds TSB Bank PLC and XCEL Corporation Limited dated June 30, 2005 (3)

10.12 Guaranty and Indemnity between XCEL Power Systems Limited, Pascall Electronics Limited, Pascall Electronic (Holdings) Limited, Belix Wound Components Limited and Lloyds TSB Commercial Finance Limited dated June 21, 2005 (3)

Exhibit
Number            Description
------            -----------

10.13 Deed of Guaranty and Indemnity between XCEL Corporation Limited and Lloyds TSB Commercial Finance Limited dated June 21, 2005 (3)

10.14 Deed of Guarantee and Indemnity between Pascall Electronics Limited and Lloyds TSB Commercial Finance Limited dated June 21, 2005

10.15 Deed of Guarantee and Indemnity between XCEL Corporation Limited and Lloyds TSB Commercial Finance Limited dated June 21, 2005

10.16 Deed of Priorities between Lloyds TSB Commercial Finance Limited and Lloyds TSB Bank PLC and Pascall Electronics Limited dated June 28, 2005

10.17 Deed of Priorities between Lloyds TSB Commercial Finance Limited and Lloyds TSB Bank PLC and XCEL Power Systems Limited dated June 28, 2005 (3)

10.18 All Assets Debenture given by XCEL Power Systems Limited in favor of Lloyds TSB Commercial Finance Limited dated
                  June 28, 2005 (3)

31 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002 (3)

32 Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

------------------

         (1) Filed as an exhibit to our Form 8-K for September 2, 2005 and incorporated herein by reference.

         (2) Filed as an exhibit to Amendment No. 1 to the our current report on Form 8-K for September 2, 2005 and incorporated herein by reference.

         (3)      Filed with this report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                EMRISE CORPORATION

Dated: November 14, 2005        By: /S/ CARMINE T. OLIVA
                                   --------------------------------------------
                                   Carmine T. Oliva, Chairman of the Board,
                                   Chief Executive Officer (principal executive
                                   officer) and President

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

                        EXHIBITS ATTACHED TO THIS REPORT

Exhibit
Number           Description
------           -----------

10.1 Credit Agreement between Emrise Corporation and Wells Fargo Bank, National Association dated as of August 25, 2005

10.2 Revolving Line of Credit Note between Emrise Corporation and Wells Fargo Bank, National Association dated as of August 25, 2005

10.3 Security Agreement between Emrise Corporation and Wells Fargo Bank, National Association dated as of August 25, 2005

10.4 Continuing Security Agreement between Emrise Corporation and Wells Fargo Bank, National Association dated as of August 25, 2005

10.5 Continuing Guaranty between CXR Telcom Corporation and Wells Fargo Bank, National Association dated as of August 25, 2005

10.6 Continuing Guaranty between Emrise Electronics Corporation and Wells Fargo Bank, National Association dated as of August 25, 2005

10.7 Agreement and Acknowledgment of Security Interest by and among Wells Fargo Bank, National Association, Emrise Corporation and Noel C. McDermott and Warren P. Yost dated as of August 25, 2005

10.8 Debt Purchase Agreement between Lloyds TSB Commercial Finance Limited and Pascall Electronics Limited dated June 28, 2005

10.9 Debt Purchase Agreement between Lloyds TSB Commercial Finance Limited and XCEL Power Systems Limited dated June 28, 2005

10.10 Loan Agreement between Lloyds TSB Commercial Finance Limited and XCEL Power Systems Limited dated June 28, 2005

10.11 Business Loan Agreement between Lloyds TSB Bank PLC and XCEL Corporation Limited dated June 30, 2005 (3)

10.12 Guaranty and Indemnity between XCEL Power Systems Limited, Pascall Electronics Limited, Pascall Electronic (Holdings) Limited, Belix Wound Components Limited and Lloyds TSB Commercial Finance Limited dated June 21, 2005

10.13 Deed of Guaranty and Indemnity between XCEL Corporation Limited and Lloyds TSB Commercial Finance Limited dated June 21, 2005

10.14 Deed of Guarantee and Indemnity between Pascall Electronics Limited and Lloyds TSB Commercial Finance Limited dated June 28, 2005

Exhibit
Number            Description
------            -----------

10.15 Deed of Guarantee and Indemnity between XCEL Corporation Limited and Lloyds TSB Commercial Finance Limited dated June 28, 2005

10.16 Deed of Priorities between Lloyds TSB Commercial Finance Limited and Lloyds TSB Bank PLC and Pascall Electronics Limited dated June 28, 2005

10.17 Deed of Priorities between Lloyds TSB Commercial Finance Limited and Lloyds TSB Bank PLC and XCEL Power Systems Limited dated June 28, 2005

10.18 All Assets Debenture given by XCEL Power Systems Limited in favor of Lloyds TSB Commercial Finance Limited dated
                  June 28, 2005

31 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002