Form 10-K
period 2005-12-31
Emrise CORP
filed 2006-04-13
CIK 854852

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

         For the fiscal year ended DECEMBER 31, 2005.

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

       Registrant's telephone number, including area code: (909) 987-9220

           Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                    Name of Each Exchange on Which Registered
-------------------                    -----------------------------------------
COMMON STOCK, $0.0033 PAR VALUE                        NYSE ARCA

           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
                                (Title of class)

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         The aggregate market value of the voting common equity held by nonaffiliates of the registrant, computed by reference to the $1.19 closing sale price of such stock on June 30, 2005, was approximately $42,837,000. The registrant has no non-voting common equity.

         The number of shares of the registrant's common stock, $0.0033 par value, outstanding as of April 4, 2006 was 38,081,750.

         DOCUMENTS INCORPORATED BY REFERENCE:  None.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART I

Item 1.    Business............................................................1

Item 1A.   Risk Factors.......................................................22

Item 1B.   Unresolved Staff Comments..........................................27

Item 2.    Properties.........................................................28

Item 3.    Legal Proceedings..................................................28

Item 4.    Submission of Matters to a Vote of Security Holders................29

                                     PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities..................30

Item 6.    Selected Financial Data............................................31

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................32

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.........57

Item 8.    Financial Statements and Supplementary Data........................58

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................58

Item 9A.   Controls and Procedures............................................59

Item 9B.   Other Information..................................................60

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.................61

Item 11.   Executive Compensation.............................................64

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.........................71

Item 13.   Certain Relationships and Related Transactions.....................73

Item 14.   Principal Accountant Fees and Services.............................74

                                     PART IV

Item 15.   Exhibits and Financial Statement Schedules.........................74

Index to Financial Statements and Financial Statement Schedule...............F-1

Signatures....................................................................81

Exhibits Attached to This Report..............................................82

                                     PART I

ITEM 1. BUSINESS.

CORPORATE OVERVIEW

         We are a Delaware corporation that was formed July 14, 1989. We have three wholly-owned operating subsidiaries, EMRISE Electronics Corporation, a New Jersey corporation that was formed in 1983 ("EMRISE Electronics"), CXR Larus Corporation, a Delaware corporation that was formed in 1984 ("CXR Larus"), and CXR-Anderson Jacobson, a French company that was formed in 1973 ("CXR-AJ"). EMRISE Electronics and its subsidiaries design, develop, manufacture and market electronic components for defense, aerospace and industrial markets. CXR Larus and CXR-AJ design, develop, manufacture and market network access and transmission products and communications test equipment. CXR Larus also manufactures and sells satellite communication timing and synchronization products.

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

         In March 2005, EMRISE Electronics Ltd. ("EEL"), a United Kingdom-based subsidiary of EMRISE Electronics, acquired Pascall Electronic (Holdings) Limited ("PEHL") and its wholly-owned subsidiary, Pascall Electronics Limited ("Pascall"). Pascall is based in the United Kingdom and manufactures a range of custom proprietary power systems and radio frequency ("RF") components and subsystems.

         On September 1, 2005, EMRISE Electronics acquired all of the outstanding common stock of RO Associates, Inc. ("RO"), a manufacturer of standard power supplies located in Sunnyvale, California.

         Through our operating subsidiaries, CXR Larus, CXR-AJ and EMRISE Electronics, and through the divisions and subsidiaries of those subsidiaries, we design, develop, manufacture, assemble, and market products and services in the following two material business segments:

         o    Electronic Components

              --     digital and rotary switches

              --     electronic power supplies

              --     radio frequency, or RF, components

              --     subsystem assemblies

         o    Communications Equipment

              --     network access and transmission products

              --     satellite communication timing and synchronization products

              --     communications test instruments

         Our sales are primarily in North America, Europe and Asia. Sales to customers in the electronic components segment, primarily to defense and aerospace customers, defense contractors and industrial customers were approximately 62.6%, 51.1%, and 63.4% of our total net sales during 2005, 2004 and 2003, respectively. Sales of communications equipment and related services, primarily to private customer premises and public carrier customers, were approximately 37.4%, 48.9% and 36.6% of our total net sales during 2005, 2004 and 2003, respectively.

         Our objective in our electronic components business is to become the supplier of choice for harsh environment, high reliability digital and rotary switches, custom and standard power supplies and RF and microwave products and subsystems. Our objective in our communications equipment business is to become a leader in quality, cost effective solutions to meet the requirements of communications equipment customers. We believe that we can achieve these objectives through customer-oriented product development, superior product solutions, and excellence in local market service and support.

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

         We are active only in the industry segments that are characterized by harsh environment, high reliability, low volume, high margin and long lead-times, namely the aerospace, defense and industrial segments. To support the myriad customers that rely on digital and rotary switches and electronic power supplies, we believe that our electronic components must offer high levels of reliability and in many cases must be tailored to the size, appearance, functionality and pricing needs of each particular customer.

         The defense market, which is a predominant market for our electronic components, makes use of sophisticated electronic assemblies in diverse applications that involve both original equipment and retrofit of existing equipment.

         The Digitran division of EMRISE Electronics ("Digitran"), which EMRISE Electronics acquired from Becton Dickinson in 1985, has been manufacturing digital switches since the 1960s. XCEL Power Systems, Ltd. ("XPS"), a second-tier subsidiary of EMRISE Electronics, has been manufacturing electronic power supplies since 1989. Pascall was formed in 1977.

      COMMUNICATIONS EQUIPMENT

         Over the past decade, telecommunications and data communications infrastructures have undergone significant growth and have become a critical part of the global business and economic infrastructure that has been driven by the following:

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

         This rapid growth has been succeeded by a period of consolidation. Private and corporate communications providers and other businesses that rely heavily on information technology continue to devote significant resources to the purchase of network access and transmission equipment, such as high-speed DSL and fiber optic modems, through which data and voice information may be transmitted. DSL, or digital subscriber line, technology transmits data up to 50 times faster than a conventional dial-up modem using existing copper telephone wires. However, we do believe that the demand for test equipment with which to test, deploy, manage and optimize communications networks, equipment and services remains depressed for public carrier markets.

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

         Technicians who use service verification test equipment in the field or in central or branch offices assist businesses in verifying and repairing service problems effectively and, thus, increase the quality and reliability of their networks. We believe that as broadband services are deployed further and as competition for telecommunications subscribers and e-commerce customers proliferates, telecommunications companies and other information technology-reliant businesses will increasingly depend on new and improved integrated access transmission devices and advanced field and central or branch office testing and monitoring solutions.

OUR SOLUTION

         We have developed a range of electronic components, such as digital and rotary switches, custom and standard electronic power supplies and RF components and subsystems, used primarily by aerospace, defense and industrial customers.

         We have developed and we manufacture and market various network access and transmission devices used by businesses and other users to efficiently transmit data, voice and video information to destinations within and outside of their respective networks.

         We have developed and we manufacture and market a select range of test instruments used by operators of public and private telecommunications networks for the installation, maintenance and optimization of advanced communications networks.

         We have also developed and we manufacture and market a range of satellite communication timing and synchronization products used by operators of public and private telecommunications networks to provide a consistent source of timing alignment, or synchronization, for digital networks.

         Our extensive knowledge and understanding of our customers' needs, together with the broad capabilities of our network access and transmission products, test instrumentation products and our sophisticated electronic components, enable us to provide the following features and benefits to our customers:

         DEVELOPMENT OF NEW SWITCH TECHNOLOGY. We have complemented our long-established range of digital switch products with a new range of patent-pending space-saving rotary switches we refer to as VLP(TM), which are very low profile switches. These products have been specifically designed to target harsh environment and aerospace applications where space is at a premium, providing a substantial advantage over larger, heavier switches offered by our competitors.

         PROVISION OF RF COMPONENTS AND SUBASSEMBLIES. We have developed and provide a range of RF components and subassemblies that meet the requirements of defense, aerospace and industrial applications.

         DEVELOPMENT AND PROVISION OF SATELLITE COMMUNICATION TIMING AND SYNCHRONIZATION EQUIPMENT. We have extended the existing range of satellite communication timing and synchronization products with a new range of equipment designed specifically to target the more extensive Regional Bell Operating Company ("RBOC") or public carrier market in addition to private networks.

         PROVISION OF MORE EFFICIENT AND COST-EFFECTIVE POWER SYSTEMS. We have developed and we provide custom and standard high and low voltage power systems that are highly integrated within the application hardware, which minimizes cost, space and complexity and maximizes overall system reliability and efficiency. We believe that our ability to partner with major international defense contractors and to provide power systems solutions based on both standard modules and custom designs provides us with an important competitive advantage.

         BROAD RANGE OF NETWORK ACCESS AND TRANSMISSION PRODUCTS FOR A WIDE RANGE OF APPLICATIONS. We have developed a broad range of professional network access and transmission products capable of connecting to a wide range of remote monitoring devices and equipment. Many of these products are designed to operate in extended temperatures and harsh environments and meet specific requirements such as data speeds, data interfaces, power inputs, operating temperatures, data formats and power consumption. In addition, our desktop and rack mount transmission product lines allow us to serve both central site data communications needs and remote access and transmission sites on both the enterprise-wide and single location level.

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

         CUSTOMER RELATIONS. Our electronic components business currently enjoys a preferred supplier status with many key accounts, which means that we work in close association with the customer to develop custom products specifically addressing their needs. Our electronic components also are considered qualified products with many key accounts, which means that our products are designed into equipment specifications of many of our customers for the duration of their production of their equipment.

         LONG-TERM RELATIONSHIPS. Market procurement methods encourage long-term relationships between electronic components suppliers and customers, with customers committing to a single source of supply because of the high cost involved in qualifying a product or its alternative for use. For example, a large proportion of XPS' and Digitran's products are qualified products that have been involved in many hours of flight trials.

OUR STRATEGY

         Our objectives are to become the supplier of choice for harsh environment switches, RF devices and custom and standard power supplies in the aerospace, defense and industrial markets, in addition to becoming a leading provider of network access and transmission products and timing systems for a broad range of applications within the global communications industry. The following are the key elements of our strategy to achieve these objectives:

         FOCUS ON OUR ELECTRONIC COMPONENTS BUSINESS. We plan to continue to grow our electronic components business by marketing our electronic components products in their established market niches and identifying opportunities to broaden our customer base.

         RAMP UP OUR SATELLITE COMMUNICATION TIMING AND SYNCHRONIZATION PRODUCTS AND CONTINUE TO FOCUS ON NETWORK ACCESS AND TRANSMISSION PRODUCTS. We plan to build upon our existing strong base businesses in the communications equipment market introducing additional new customer premises products, especially new carrier class satellite communication timing and synchronization products, utilizing our broader reach with CXR Larus to address new markets.

         PURSUE STRATEGIC ACQUISITIONS. The satellite communication timing and synchronization products market and network access and transmission market are large and highly fragmented. We plan to extend our market position by acquiring or investing in complementary businesses or technologies on a selected basis.

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

         PURSUE FOLLOW-ON SALES OPPORTUNITIES. We plan to continue to increase the functionality of our communications equipment products, enabling products to be upgraded by the downloading of software or the addition of hardware to an existing unit, allowing customers to protect their investment in their already deployed test equipment and generating follow-on sales opportunities as we develop new capabilities in the future. We plan to continue to approach our existing digital switch customers to determine whether they need our proprietary and patent pending rotary switches that we do not currently manufacture for them.

         SEEK COMPETITIVE WORLD-CLASS MANUFACTURING FOR SELECTED PRODUCTS. Toward the end of 2002, we cut costs by using Asian manufacturing sources for selected communications equipment products and subassemblies. We intend to build on this strategy in the U.S. and Europe to increase our competitiveness in the marketplace by looking for Tier 2 manufacturers who can offer more attractive pricing.

         SEEK ALTERNATIVE MARKET OPPORTUNITIES. We plan to expand our focus and efforts to identify and capture more new customers, such as private network utilities and transit customers, for our network access and transmission and test equipment products.

         DEVELOP AND ExPAND STRATEGIC RELATIONSHIPS. We plan to continue to develop our strategic relationships with network access and transmission manufacturers in order to enhance our product development activities and leverage shared technologies and marketing efforts to build recognition of our brands. In particular, in Europe, we intend to continue to expand our relationships with offshore vendors as a reseller of their products to enhance our position and reputation.

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

         EXTEND OUR GLOBAL PRESENCE. Our customers' needs evolve through industry expansion and consolidation as well as with the deployment of new technologies and services. To support our customers more effectively, we intend to further augment our sales, marketing and customer support organizations.

PRODUCTS AND SERVICES

         Our products and services currently are divided into the following two main business segments:

         o    Electronic Components

              --     digital and rotary switches

              --     electronic power supplies

              --     RF components and subsystems

         o    Communications Equipment

              --     network access and transmission products

              --     satellite communication timing and synchronization products

              --     communications test instruments

         During 2005, 2004 and 2003, our total net sales were approximately $41,046,000, $29,861,000 and $25,519,000, respectively, and the percentages of total net sales contributed by each product group within our two main business segments were as follows:

                                                      Year Ended December 31,
                                                  ------------------------------
 Segment and Product Type                           2005        2004       2003
 ------------------------                         -------     -------    -------

 Electronic Components
     Digital and Rotary Switches                    15.9%       18.5%      20.9%
     Electronic Power Supplies                      34.5%       26.7%      34.3%
     RF Components                                   7.5%         --         --
     Subsystem Assemblies                             --         0.7%       5.9%
     Other Products and Services                     4.7%        5.2%       2.3%
                                                  -------     -------    -------
                                                    62.6%       51.1%      63.4%
 Communications Equipment
     Network Access and Transmission Products       21.5%       27.6%      24.0%
     Satellite Communication Timing and
       Synchronization Products                      6.4%        4.3%        --
     Communications Test Instruments                 6.7%       13.6%       9.2%
     Other Products and Services                     2.8%        3.4%       3.4%
                                                  -------     -------    -------
                                                    37.4%       48.9%      36.6%

 Totals                                            100.0%      100.0%     100.0%
                                                  =======     =======    =======
                                       7

BACKLOG

         Our business is generally not seasonal, with the exception that purchases of our communications equipment by public telecommunications carriers tend to be lower than average during the first quarter of each year because capital equipment budgets typically are not approved until late in the first quarter. At December 31, 2005, our backlog of firm, unshipped orders was approximately $22,150,000. Our backlog was related approximately 97.4% to our electronic components business, which tends to provide us with long lead-times for our manufacturing processes due to the custom nature of the products, and approximately 2.6% to our communications equipment business, the majority of which portion relates to our network access and transmission, timing and synchronization and test equipment products. Of these backlog orders, we anticipate fulfilling approximately 70% of our electronic components orders and 100% of our communications equipment orders within the current fiscal year. However, we cannot assure you that we will be successful in fulfilling these orders in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

WARRANTIES

         Generally, our electronic components, network access and transmission products and satellite communication timing and synchronization products carry a one-year limited parts and labor warranty and our communications test instruments and European network access and transmission products carry a two-year limited parts and labor warranty. Products returned under warranty typically are tested and repaired or replaced at our option. Historically, product returns have not had a material effect on our operations or financial condition. However, we cannot assure you that this will continue to be the case or that disputes over components or other materials or workmanship will not arise in the future.

                       OUR ELECTRONIC COMPONENTS BUSINESS

         Our electronic components segment includes digital and rotary switches, electronic power supplies, RF components and subsystem assemblies. During the years ended December 31, 2005, 2004 and 2003, this segment accounted for approximately 62.6%, 51.1% and 63.4%, respectively, of our total net sales.

DIGITAL AND ROTARY SWITCHES

         The Digitran division of EMRISE Electronics manufactures, assembles and sells digital and rotary switch products serving aerospace, defense and industrial applications. Digital and rotary switches are manually operated electromechanical devices used for routing electronic signals. Thumbwheel, push button, lever-actuated and rotary modules, together with assemblies comprised of multiple modules, are manufactured in many different model families. Digitran also offers a wide variety of custom keypads for unique applications.

         Our switches may be ordered with different combinations of a variety of features and options, including night vision compatibility, harsh environment sealing, RF shielding, various mounting methods, various electrical interfaces, various packaging and presentation to suit each application.

ELECTRONIC POWER SUPPLIES

         XPS and Pascall, based in England, and RO based in the U.S., manufacture a range of high and low voltage, high specification, high reliability custom and standard power conversion products designed for hostile environments and supplied to an international customer base, predominantly in the military and civil aerospace, military vehicle and telecommunications markets.

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

                      OUR COMMUNICATIONS EQUIPMENT BUSINESS

         Our communications equipment business comprises network access and transmission products, satellite communication timing and synchronization products, and communications test equipment. During the years ended December 31, 2005, 2004 and 2003, the sale of communications equipment products and related services accounted for approximately 37.4%, 48.9% and 36.6%, respectively, of our total net sales. These products, many of which are described below, are configured in a variety of models designed to perform analog and digital measurements or to transmit data at speeds varying from low-speed voice grade transmission to high-speed broadband access.

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

         Modems
         ------

         Our modem product range includes professional grade traditional VF modems, a range of fiber optic modems and a range of DSL modems. Our modems are sold as standalone devices for remote sites or as rack-mountable versions for central sites, and all are remotely manageable. Our customers use our high-quality professional grade modems worldwide for networking and for central office telecommunications applications such as voicemail and billing systems and secure communications. Our modems are feature rich and we believe generally offer more capabilities and better performance than competing products, especially when operating over poor quality lines. This characteristic alone has made our modems the modems of choice for voicemail applications throughout the United States. Our modems are also available in more rugged versions for industrial applications such as telemetry and remote monitoring in harsh environments.

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
                            --  available as both a standalone unit and as a rack-mountable card



  PRODUCT NAME                    KEY USES, FEATURES AND FUNCTIONS
  ------------                    --------------------------------

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

DROP AND INSERT            These products provide users the ability to manage the consolidation of data and/or voice
MULTIPLEXERS               information over a variety of TDM networks such as E-1, T-1, E-3, T-3 and STM (SDH).
                           --   easily configured via management software
                           --   remotely manageable over IP or dedicated time slot

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

SATELLITE COMMUNICATION TIMING AND SYNCHRONIZATION PRODUCTS

         CXR Larus designs, develops, manufactures and markets a series of satellite communication timing and synchronization products that provide a consistent source of timing alignment, or synchronization, for digital communication networks. When the principal network timing source is lost, a CXR Larus satellite communication timing system can provide an alternative source of reference synchronization until the principal source can be restored. This is called operating in the "holdover" state. The various levels of accuracy in holdover mode are referred to as "stratum levels." Stratum 1 is the most precise, followed by Stratum 2, Stratum 3E, Stratum 3, and finally Stratum 4. Stratum 4 has no holdover mode and is the least precise. All CXR Larus satellite communication timing products offer Stratum 3E stability, or better, and all are available with options that meet or exceed Stratum 1.

         Some of the key satellite communication timing and synchronization products we offer are described below:

             PRODUCT NAME                                    KEY USES, FEATURES AND FUNCTIONS
             ------------                                    --------------------------------
Star Sync(TM) 5850 Primary Reference source             The Larus StarSync(TM) Model STS 5850 is an economical GPS timing clock designed for retrofits of existing BITS clocks and for remote sites that require timing. The StarSync(TM)
                                                        provides GPS Stratum 2 clock with Stratum 2 or 3E holdover performance.

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

StarClock(TM) STS 5800 Timing System                    The Larus StarClock(TM) STS 5800 Timing System provides
                                                        GPS Stratum 1 clock and/or network tracking with Stratum 2 or
                                                        Stratum 3E holdover performance. The Larus StarClock(TM)
                                                        represents the optimal local synchronization solution for the new distributed network. The STS 5800 is an economical
                                                        extended temperature timing system that is designed for small installations and remote sites requiring timing (cell sites,
                                                        PCS networks, customer premises, etc.). The output MTIE of the
                                                        STS 5800 meets the mask performance specified by GR-2830 for
                                                        Stratum 1 clocks, resulting in an improvement of ten to twenty times over other GPS solutions.




             PRODUCT NAME                                    KEY USES, FEATURES AND FUNCTIONS
             ------------                                    --------------------------------

StarClock(TM) 100 T1/E1 and StarClock(TM) 200           The StarClock(TM) 100 and 200 Synchronization Timing Systems
Synchronization Timing Systems                          offers flexible and cost-effective solutions for Stratum 1,
                                                        Stratum 2E, and Stratum 3E timing for digital transmission and synchronization applications. The systems provide a redundant and jitter-free source of framed ones and composite clock and are synchronized to an equal or higher stratum framed
                                                        reference source. The StarClock(TM) 100 and 200 systems can be employed in either DS1 or E1 digital transmission environments simply by selecting the appropriate modules.

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

COMMUNICATIONS TEST INSTRUMENTS

         CXR Larus manufactures the CXR HALCYON 700 series of products, which we believe provide performance and value in integrated installation, maintenance and testing of communications services. These test instruments are modular, rugged, lightweight, hand-held products used predominantly by telephone companies and private network operators to pre-qualify facilities for services, verify proper operation of newly installed services and diagnose problems.





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
                                                 caller ID and full 4-wire loop DDS test functions, as well as
                                                 DDS/DS0 test functions and T-1, DS1, DS0 and FT-1 test package
                                          --     T-1 test package includes reference receiver for T-1 level, frequency and slip measurements
 HALCYON 704A-PKG2                        --     704A universal data test set with 1.5 MHz TIMS, full signaling, full 4-wire loop DDS test functions, as well as DDS/DS0 test functions for DS0-DP and OCU-DP DS0 and sub-rate testing


CUSTOMERS

      ELECTRONIC COMPONENTS

         We sell our components primarily to original equipment manufacturers, or OEMs, in the electronics industry, including manufacturers of aerospace and defense systems and industrial instruments. During 2005, our top five electronic components customers in terms of revenues were Rockwell Collins, Inc., BAE Systems, Raytheon Systems, Advance Navigation and Positioning Corporation and Selex Airborne Systems. Sales to Rockwell Collins, Inc. represented approximately 10% of our total net sales during 2005. No other customer represented 10% or more of our total net sales for that period. Sales to BAE Systems companies represented 15% and 13% of total net sales in 2004 and 2003, respectively.

      COMMUNICATIONS EQUIPMENT

         We market our network access and transmission products, satellite communication timing and synchronization products and communications test instruments primarily to public, private and corporate telecommunications service providers and end users. Typically, communications service providers use a variety of network equipment and software to originate, transport and terminate communications sessions. Communications service providers rely on our products and services as elements of the communications infrastructure and to configure test and manage network elements and the traffic that runs across them. Also, our products help to ensure smooth operation of the network and increase the reliability of services to customers.

         The major communications service providers to whom we market our telecommunications test instruments, network access and transmission products and services and satellite communication timing and synchronization products include RBOCs, inter-exchange carriers, incumbent local exchange carriers, competitive local exchange carriers, Internet service providers, integrated communications providers, cable service providers, international post, telephone and telegraph companies, banks, brokerage firms, government agencies and other service providers. During 2005, our top five communications test instruments, network access and transmission products and satellite communication timing and synchronization products customers in terms of our net sales were Harris Corporation, Siemens, Thalis Avioniques, Power and Telephone and Hitron Technology. None of our communications equipment customers represented 10% or more of our revenues during 2005.

         Because we currently derive some of our revenues from sales to RBOCs and other telecommunications service providers, we have experienced and will continue to experience for the foreseeable future an effect on our quarterly operating results due to the budgeting cycles of the RBOCs. RBOCs generally obtain approval for their annual budgets during the first quarter of each calendar year. If an RBOC's annual budget is not approved early in the calendar year or is insufficient to cover its desired purchases for the entire calendar year, we are unable to sell products to the RBOC during the period of the delay or shortfall.

         In July 2004, we acquired Larus Corporation, a manufacturer of satellite communication timing and synchronization products. The business formerly conducted by Larus Corporation contributed $3,424,000 in net sales from July through December 2004 and $5,974,000 during 2005.

SALES, MARKETING AND CUSTOMER SUPPORT

      ELECTRONIC COMPONENTS

         We market and sell our electronic components through Digitran, XCEL Corporation Ltd., XPS, Pascall, and XCEL Japan, Ltd., a wholly-owned subsidiary of EMRISE Electronics based in Japan. In some European countries and the Pacific Rim, these products are sold through a combination of direct sales and through third-party distributors.

         We sell our electronic components primarily to OEMs in the electronics industry, including manufacturers of aerospace and military systems and industrial instruments. Our efforts to market our electronic components generally are limited in scope since we rely on sales to a broad base of historical customers with whom we have long-term business dealings.

         XCEL Japan, Ltd. resells Digitran's digital and rotary switches and keypad products and some third-party-sourced components primarily into Japan and also into other highly industrialized Asian countries. Marketing of our electronic components is primarily through referrals from our existing customers, with sales either direct or via a small number of selected independent sales representatives.

         We rely on long-term orders and repeat business from our existing customers. We also approach our existing customers and their competitors to discuss opportunities for us to provide them with subsystem assemblies that typically incorporate our own products. Each of our components businesses has an extensive installed base: Digitran's history spans over 40 years in the electronic components industry, XPS, 50 years and RO 40 years. Major OEMs have designed many of our switches, subsystem assemblies, power supplies and RF components into their established product specifications. These factors have frequently resulted in customers seeking us out to manufacture for them unique subsystem assemblies as well as special variations of our standard digital switches.

      COMMUNICATIONS EQUIPMENT

         Our sales and marketing staff consist primarily of engineers and technical professionals. Our staff undergo extensive training and ongoing professional development and education. We believe that the skill level of our sales and marketing staff has been instrumental in building long-standing customer relationships. In addition, our frequent dialogue with our customers provides us with valuable input on systems and features they desire in future products. We believe that our consultative sales approach and our product and market knowledge differentiate our sales forces from those of our competitors.

         Our local sales forces are highly knowledgeable about their respective markets, customer operations and strategies and regulatory environments. In addition, the familiarity of members of our sales force with local languages and customs enables them to build close relationships with our customers.

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

         Delays associated with potential customers' internal approval and contracting procedures, procurement practices, testing and acceptance processes are common and may cause potential sales of our communications products and test equipment to be delayed or foregone. As a result of these and related factors, the sales cycle of new products for large customers typically ranges from six to twelve months or more. In addition to the latter case, we also have some distribution channels that generally are box stocking distributors with significant independent sales forces selling our products to final customers, integrators and other resellers on a regional and nationwide basis. We perform product applications training for the distributor and reseller workforce and funnel many of the leads we generate to the distribution channels for their follow-up and closure.

COMPETITION

      ELECTRONIC COMPONENTS

         The market for our components is highly fragmented and composed of a diverse group of OEMs, including Power One, Interpoint/Grenson, Martek and Celab Ltd. for power supplies and Esterline (Janco), Greyhill, Inc., Omron Electronics, Transico Inc. and C&K Components Inc. for digital and rotary switches. We believe that the principal competitive factors affecting our components business include:

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

         Some of our competitors have greater sales, marketing, technological, research and financial resources than we do. Our competitors' advantage with regard to these resources may reduce our ability to obtain or maintain market share for our products in cases where our competitors are better able than we are to satisfy the above competitive factors.

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

         Our principal competitors for our communications equipment include Symmetricom and Oscilloquartz, for satellite communication timing and synchronization products, RAD, Paradyne, Patton Electronics Corporation, Digital Engineering, Ltd. and GDC, for network access and transmission products, and TTC Corporation (a subsidiary of Dynatech Corporation), Ameritech Corporation, Fluke, Sunrise Telecom, Inc. and Electrodata, Inc., for communications test instruments.

         The design of many of our data transmission products enables us to offer numerous product combinations to our customers and to serve both central site data communications needs and remote access and transmission sites on both the enterprise-wide and single location level. We believe that this design flexibility helps us to excel at many of the above competitive factors by enabling us to offer quality products that meet and are adaptable to evolving customer requirements, technologies and government and industry standards.

         We currently derive a significant portion of our revenues from sales to RBOCs. We believe we derive a competitive advantage from efforts we expended to establish many of our communications equipment products as customer-approved products for all of the RBOCs and for other key customers in the United States and abroad. Our products' approved status facilitates the ability of our customers to order additional products from us as their needs arise without the long delays that might otherwise be needed to obtain the approval of our customers' upper management or governing body prior to each purchase.

         Some of our competitors have greater sales, marketing, technological, research and financial resources than we do. Our competitors' advantage with regard to these resources may reduce our ability to obtain or maintain market share for our products in cases where our competitors are better able than we are to satisfy the above competitive factors.

MANUFACTURING, ASSEMBLY AND QUALITY ASSURANCE

         Our network access and transmission products, satellite communication timing and synchronization products and communications test instruments generally are assembled from outsourced components, with final assembly, configuration and quality testing performed in house.

         Manufacturing of our electronic components, including injection molding, fabrication, machining, printed circuit board manufacturing and assembly, and quality testing is done in house due to the specialized nature and small and varied batch sizes involved. Although many of our electronic components incorporate standard designs and specifications, products are nevertheless built to customer order. This approach, which avoids the need to maintain a finished goods inventory, is possible because long lead-times for delivery often are available. Typically, our electronic components segment produces products in one- to 300-piece batches, with a ten- to thirty-week lead-time. The lead-time is predominantly to source sub-component piece parts such as electronic components, mechanical components and services. Typical build time is six to eight weeks from receipt of external components.

         We operate seven manufacturing and assembly facilities worldwide. All of these facilities except the RO Associates facility, which is being submitted for accreditation, are certified as ISO 9001- or 9002-compliant. We manufacture our network access and transmission products at CXR-AJ's facilities in France and at CXR Larus' facility in San Jose, California. We manufacture RF components and subsystems and custom power supplies at Pascall's facility in Ryde, Isle of Wight, England. We manufacture standard power supplies at RO's facility in Sunnyvale, California. We manufacture all of our test equipment and satellite communication timing and synchronization products at the San Jose facility. We manufacture all of our digital and rotary switches in our Rancho Cucamonga, California facility. We manufacture our custom electronic power supplies in Ashford, Kent, England and Ryde, Isle of Wight, England.

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

         We intend to increase the use of outsource manufacturing for our communications equipment products. We believe that outsourcing will lower our manufacturing costs, in particular our components and labor costs, provide us with more flexibility to scale our operations to meet changing demand, and allow us to focus our engineering resources on new product development and product enhancements.

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

         For the years ended December 31, 2005, 2004 and 2003, our engineering and product development costs were approximately $2,621,000, $1,521,000 and $951,000, respectively.

         Our product development costs during the past three years were related to development of new communications test equipment and voice, data and video transmission equipment and development of a new line of rotary switches at our Digitran facility. We have continued incurring engineering costs applicable to the development of new digital and rotary switches since 2001. Current research expenditures in the communications equipment segment are directed principally toward enhancements to the current test instrument product line, the expansion of our range of network access and transmission products and the development and expansion of our range of Network Equipment Building System, or NEBS, qualified satellite communication timing and synchronization systems. These expenditures are intended to improve market share and gross profit margins, although we cannot assure you that we will achieve these improvements.

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

EMPLOYEES

         As of December 31, 2005, we employed approximately 329 persons in our various divisions and subsidiaries. None of our employees are represented by labor unions, and there have not been any work stoppages at any of our facilities. We believe that our relationship with our employees is good.

ITEM 1A. RISK FACTORS.

RISK FACTORS

         THE FOLLOWING SUMMARIZES MATERIAL RISKS THAT INVESTORS SHOULD CAREFULLY CONSIDER BEFORE DECIDING TO BUY OR MAINTAIN AN INVESTMENT IN OUR COMMON STOCK. ANY OF THE FOLLOWING RISKS, IF THEY ACTUALLY OCCUR, WOULD LIKELY HARM OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS. AS A RESULT, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE, AND INVESTORS COULD LOSE THE MONEY THEY PAID TO BUY OUR COMMON STOCK.

      OUR LACK OF LONG-TERM PURCHASE ORDERS OR COMMITMENTS MAY ADVERSELY AFFECT OUR BUSINESS IF DEMAND IS REDUCED.

         During 2005, the sale of electronic components accounted for approximately 62.6% of our total net sales, and the sale of communications equipment and related services accounted for approximately 37.4% of our total net sales. In many cases we have long-term contracts with our electronic components and communications equipment customers that cover the general terms and conditions of our relationships with them but that do not include long-term purchase orders or commitments. Rather, our customers issue purchase orders requesting the quantities of communications equipment they desire to purchase from us, and if we are able and willing to fill those orders, then we fill them under the terms of the contracts. Accordingly, we cannot rely on long-term purchase orders or commitments to protect us from the negative financial effects of reduced demand for our products that could result from a general economic downturn, from changes in the electronic components and communications equipment industries, including the entry of new competitors into the market, from the introduction by others of new or improved technology, from an unanticipated shift in the needs of our customers, or from other causes.

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

         Our electronic components sales are often made in conjunction with military contracts. The timing of required deliveries under these contracts can be delayed based on issues related to the overall military contract, which can cause delays in our shipment schedules and revenue recognition.

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

      WE RELY HEAVILY ON OUR MANAGEMENT, AND THE LOSS OF THEIR SERVICES COULD ADVERSELY AFFECT OUR BUSINESS.

         Our success is highly dependent upon the continued services of key members of our management, including Carmine T. Oliva, our Chairman of the Board, President and Chief Executive Officer, Graham Jefferies, our Executive Vice President and Chief Operating Officer, and Randolph Foote, our Senior Vice President, Chief Financial Officer and Secretary. Mr. Oliva co-founded EMRISE Electronics and has developed personal contacts and other skills that we rely upon in connection with our financing, acquisition and general business strategies. Mr. Jefferies is a long-time employee of EMRISE who we have relied upon in connection with our United Kingdom acquisitions and who fulfills significant operational responsibilities in connection with our foreign and domestic operations. We rely upon Mr. Foote's skills in financial reporting, accounting and tax matters in addition to his skills in the analysis of potential acquisitions and general corporate administration. Consequently, the loss of Mr. Oliva, Mr. Jefferies, Mr. Foote or one or more other key members of management could adversely affect us. Although we have entered into employment agreements with each of our executive officers, those agreements are of limited duration and are subject to early termination by the officers under some circumstances. We maintain key-man life insurance on Mr. Oliva and Mr. Jefferies. However, we cannot assure you that we will be able to maintain this insurance in effect or that the coverage will be sufficient to compensate us for the loss of the services of Mr. Oliva or Mr. Jefferies.

      IF WE ARE UNABLE TO SUCCESSFULLY IDENTIFY OR MAKE STRATEGIC ACQUISITIONS, OUR LONG-TERM COMPETITIVE POSITIONING MAY SUFFER.

         Our business strategy includes growth through acquisitions that we believe will improve our competitive capabilities or provide additional market penetration or business opportunities in areas that are consistent with our business plan. Identifying and pursuing strategic acquisitions and integrating acquired products and businesses requires a significant amount of management time and skill. Acquisitions may also require us to expend a substantial amount of cash or other resources, not only as a result of the direct expenses involved in the acquisition transaction, but also as a result of ongoing research and development activities that may be required to maintain or enhance the long-term competitiveness of acquired products, particularly those products marketed to the rapidly evolving telecommunications industry. If we are unable to make strategic acquisitions due to our inability to identify appropriate targets, or to manage the difficulties or costs involved in the acquisitions, our long-term competitive positioning may suffer.

      IF WE ARE UNABLE TO FULFILL BACKLOG ORDERS DUE TO CIRCUMSTANCES INVOLVING US OR ONE OR MORE OF OUR SUPPLIERS OR CUSTOMERS, OUR ANTICIPATED RESULTS OF OPERATIONS WILL SUFFER.

         As of December 31, 2005, we had $22,150,000 in backlog orders for our products. Backlog orders represent revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. Our backlog orders are due in large part to the long lead-times associated with our electronic components products, which products generally are custom built to order. We cannot assure you that we will be successful in fulfilling orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog. Factors that could affect our ability to fulfill backlog orders include difficulty we may experience in obtaining components from suppliers, whether due to obsolescence, production difficulties on the part of suppliers or other causes, or customer-induced delays and product holds. Our anticipated results of operations will suffer to the extent we are unable to fulfill backlog orders within the timeframes we establish, particularly if delays in fulfilling backlog orders cause our customers to reduce or cancel their orders.

      IF OUR PRODUCTS FAIL TO COMPLY WITH EVOLVING GOVERNMENT AND INDUSTRY STANDARDS AND REGULATIONS, WE MAY HAVE DIFFICULTY SELLING OUR PRODUCTS.

         We design our products to comply with a significant number of industry standards and regulations, some of which are evolving as new technologies are deployed. In the United States, our communications equipment products must comply with various regulations defined by the FCC and Underwriters Laboratories as well as industry standards established by Telcordia Technologies, Inc. and the American National Standards Institute. Internationally, our communications equipment products must comply with standards established by the European Committee for Electrotechnical Standardization, the European Committee for Standardization, the European Telecommunications Standards Institute, telecommunications authorities in various countries as well as with recommendations of the International Telecommunications Union. The failure of our products to comply, or delays in compliance, with the various existing and evolving standards could negatively affect our ability to sell our products.

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

         We have established and acquired international subsidiaries that prepare their balance sheets in the relevant foreign currency. In order to be included in our consolidated financial statements, these balance sheets are converted, at the then current exchange rate, into United States dollars, and the statements of operations are converted using weighted average exchange rates for the applicable period. Accordingly, fluctuations of the foreign currencies relative to the United States dollar could affect our consolidated financial statements. Our exposure to fluctuations in currency exchange rates has increased as a result of the growth of our international subsidiaries. Sales of our products and services to customers located outside of the United States accounted for approximately 49.7% of our net sales for 2005. We use derivatives to manage foreign currency rate risk. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. Net foreign exchange transaction gains included in other income and expense in our consolidated statements of operations totaled $123,000 for 2005.

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

         The market prices of securities of technology-based companies currently are highly volatile. The market price of our common stock has fluctuated significantly in the past. In fact, during 2005, the high and low closing sale prices of a share of our common stock were $2.34 and $0.91, respectively. Between January 1, 2006 and March 23, 2006, the high and low closing sale prices of a share of our common stock were $1.46 and $1.15, respectively. The market price of our common stock may continue to fluctuate in response to the following factors, many of which are beyond our control:

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

      FUTURE SALES OF SHARES OF OUR COMMON STOCK BY OUR STOCKHOLDERS COULD CAUSE OUR STOCK PRICE TO DECLINE.

         We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of common stock for sale will have on the market price prevailing from time to time. As of March 24, 2006, we had outstanding 37,911,750 shares of common stock and options and warrants to purchase an aggregate of 6,258,433 shares of common stock. A substantial number of these outstanding shares of common stock and shares of common stock underlying the options and warrants are registered for issuance or public resale under existing registration statements. Sales of shares of our common stock in the public market, or the perception that those sales may occur, could cause the trading price of our common stock to decrease or to be lower than it might be in the absence of those shares or perceptions.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

         Not applicable.

ITEM 2. PROPERTIES.

         As of March 24, 2006, we leased or owned approximately 174,000 square feet of administrative, engineering, production, storage and shipping space. All of this space was leased other than the Abondant, France facility.

                                                                                       FUNCTION /
    BUSINESS UNIT                              LOCATION                          LEASE EXPIRATION DATE
------------------------------------       ------------------------------        -----------------------------
EMRISE Corporation                         Rancho Cucamonga, California          Administration;
(corporate headquarters)                                                         Expires October 2009

EMRISE Electronics Corporation/Digitran    Rancho Cucamonga, California          Administration, Engineering and
(electronic components)                                                          Manufacturing;
                                                                                 Expires November 2007

                                           Monrovia, California                  Expires February 2009
                                                                                 Administration, Engineering and
XCEL Power Systems, Ltd.                   Ashford, Kent, England                Manufacturing; Expires March 2013
and EEL
(electronic components)

XCEL Japan, Ltd. Higashi-Gotanda           Tokyo, Japan                          Sales;
(electronic components)                                                          Expires December 2007

CXR-AJ                                     Paris, France                         Administration;
(network access and transmission
products)                                       Expires April 2007

CXR-AJ                                     Abondant, France                      Administration, Engineering,
(network access and transmission
products)                                       Manufacturing;
                                                                                 Facility is owned

CXR Larus                                  San Jose, California                  Administration, Engineering,
(network access and transmission                                                 Manufacturing;
products, communications test                                                    Expires June 2011 and is renewable
instruments, satellite communication
timing and synchronization products)

RO                                         Sunnyvale, California                 Administrative, Engineering,
(power supplies)                                                                 Manufacturing;
                                                                                 Expires August 2007

Pascall Electronics Limited                Ryde, Isle of Wight, England          Administration, Engineering,
(RF components, subsystems and custom                                            Manufacturing;
power supplies)                                                                  Expires May 2016

         We believe the listed facilities are adequate for our current business operations.

ITEM 3. LEGAL PROCEEDINGS.

         We are not a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On December 21, 2005, we held our 2005 annual meeting of stockholders. The total number of outstanding votable shares was 37,497,750. Our stockholders were asked to consider and vote upon the following two proposals:

         (1) Re-election of Carmine T. Oliva as a Class III director to serve a three-year term.

         (2) Ratification of the selection of Grant Thornton LLP as our independent registered public accounting firm to audit our consolidated financial statements for 2005.

         Results of the vote were as follows:

Proposal      For         Against    Abstain     Withheld     Total Voted
--------      ---         -------    -------     --------     -----------
  (1)      29,792,773          --         --      107,752     29,900,525
  (2)      29,850,830       5,750     43,945           --     29,900,525

         As a result, Mr. Oliva was re-elected to serve as a Class III member of our board of directors. Robert Runyon, who also served as a Class III member of our board of directors, declined to stand for re-election and therefore left his position on our board effective as of the meeting. Laurence P. Finnegan and Otis
W. Baskin continued to serve on our board of directors following the meeting. The selection of our independent registered public accounting firm to audit our consolidated financial statements for 2005 was ratified.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

         Our common stock has traded on NYSE Arca since March 8, 2006, under the symbol "ERI." For the period from August 10, 2005 through March 7, 2006, our common stock traded on the Archipelago Exchange(SM) (ArcaEx(R)), a facility of the Pacific Exchange(R), under the symbol "ERI." For the period from January 1, 2004 through August 9, 2005, our common stock traded on the OTC Bulletin Board under the symbol "EMRI." The table below shows, for each fiscal quarter indicated, the high and low sales prices on the Pacific Exchange and the high and low closing bid prices on the OTC Bulletin Board, as the case may be, for shares of our common stock. The prices shown reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                                High       Low
                                                                ----       ---
Year Ended December 31, 2004
   First Quarter.............................................  $1.18      $0.87
   Second Quarter............................................   1.28       0.76
   Third Quarter.............................................   0.82       0.52
   Fourth Quarter............................................   1.68       0.60

Year Ended December 31, 2005
   First Quarter.............................................  $1.82      $1.46
   Second Quarter............................................   1.51       1.08
   Third Quarter.............................................   1.98       0.91
   Fourth Quarter............................................   2.34       1.14

         As of March 24, 2006, we had outstanding 37,911,750 shares of common stock outstanding held of record by approximately 3,000 stockholders. These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners. On March 23, 2006, the closing sale price of our common stock on NYSE Arca was $1.33 per share.

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

         In August 2005, we issued 35,000 shares of common stock to our former investor relations consultant upon exercise of a warrant at a per share exercise price of $0.39.

         In August 2005, we issued 78,042 shares of common stock to a former employee upon net exercise of a warrant to purchase up to 120,000 shares of common stock at a per share exercise price of $0.50.

         In November 2005, we issued 50,000 shares of common stock to a former financial advisor upon exercise of a warrant at a per share exercise price of $0.75 and 2,500 shares upon the exercise of employee stock options at a per share exercise price of $1.00.

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

ITEM 6. SELECTED FINANCIAL DATA.

         The selected consolidated financial data presented below for each of the five years in the period ended December 31, 2005 have been derived from audited financial statements which for the most recent three years appear elsewhere herein. The data presented below should be read in conjunction with such financial statements, including the related notes thereto and the other information included herein. The historical results are not necessarily indicative of results to be expected for any future periods.


                                                                    YEARS ENDED DECEMBER 31,
                                                 -----------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS AND            2005          2004          2003          2002         2001
COMPREHENSIVE INCOME DATA:                       ----------    ----------    -----------   -----------   ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net sales......................................  $   41,046    $   29,861    $    25,519   $    22,664   $  27,423
Cost of sales..................................      23,656        16,146         14,835        14,147      15,456
                                                 ----------    ----------    -----------   -----------   ---------
Gross profit...................................      17,390        13,715         10,684         8,517      11,967
Selling, general and administrative expenses...      13,694        10,226          7,812         7,731      10,129
Engineering and product development expenses..        2,621         1,521            951         1,015       1,076
                                                 ----------    ----------    -----------   -----------   ---------
Income (loss) from operations..................       1,075         1,968          1,921          (229)        762
Total other expense............................         (54)         (439)          (474)         (361)       (414)
                                                 ----------    ----------    -----------   -----------   ---------
Income (loss) from continuing operations
   before income taxes.........................       1,021         1,529          1,447          (590)        348
Income tax (benefit) expense...................        (267)           49            286           (20)         77
                                                 ----------    ----------    -----------   -----------   ---------
Income (loss) from continuing operations.......       1,288         1,480          1,161          (570)        271
Discontinued operations:
   Gain from operations of
     discontinued segment......................          --            --             --            --          56
                                                 ----------    ----------    -----------   -----------   ---------
Net income (loss)..............................       1,288         1,480          1,161          (570)        327
Foreign currency translation adjustment........      (1,357)          379            705           446        (312)
                                                 ----------    ----------    -----------   -----------   ---------
Total comprehensive income (loss)..............  $      (69)   $    1,859     $    1,866   $      (124)  $      15
                                                 ==========    ==========     ==========   ===========   =========
Basic and diluted earnings (loss) per share
   from continuing operations..................  $     0.03    $     0.06     $     0.05   $     (0.03)  $    0.01
                                                 ==========    ==========     ==========   ===========   =========
Basic and diluted earnings per share from
   discontinued operations.....................  $       --    $       --     $       --   $        --   $    0.01
                                                 ==========    ==========     ==========   ===========   =========
Basic earnings (loss) per share................  $     0.03    $     0.06     $     0.05   $     (0.03)  $    0.02
                                                 ==========    ==========     ==========   ===========   =========
Diluted earnings (loss) per share..............  $     0.03    $     0.06     $     0.05   $     (0.03)  $    0.01
                                                 ==========    ==========     ==========   ===========   =========
Weighted average shares outstanding, basic.....      37,253        24,063         22,567        21,208      20,594
Weighted average shares outstanding, diluted...      38,386        24,839         23,811        21,208      23,782





                                                                      YEARS ENDED DECEMBER 31,
                                                   2005            2004         2003          2002         2001
                                                 ----------    ----------    -----------   -----------   ---------
BALANCE SHEET DATA:                                                       (IN THOUSANDS)
Cash and cash equivalents......................  $    4,371    $    1,057    $     1,174   $       254   $     604
Working capital................................      12,958         5,540          5,696         3,961       3,686
Total assets...................................      44,461        25,086         17,169        16,786      17,688
Long-term debt, net of current portion.........       2,492         3,235            819           927         763
Stockholders' equity...........................      27,013        10,909          7,916         5,732       5,862
Convertible redeemable preferred stock.........          --            --             --           282         270

         No cash dividends on our common stock were declared during any of the periods presented above. Various factors materially affect the comparability of the information presented in the above table. These factors relate primarily to the acquisition of Larus Corporation in July 2004, the acquisition of Pascall in March 2005 and changes in foreign currency conversion rates that may affect the consistency of the generally accepted accounting principles that we use. The year ended December 31, 2004 includes five months of Larus Corporation activity. The year ended December 31, 2005 includes nine and one-half months of Pascall activity and five months of RO Associates activity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES AND THE OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS REPORT. THIS REPORT AND THE FOLLOWING DISCUSSION CONTAIN FORWARD-LOOKING STATEMENTS REGARDING THE ELECTRONIC COMPONENTS AND COMMUNICATIONS EQUIPMENT INDUSTRIES AND OUR EXPECTATIONS REGARDING OUR FUTURE PERFORMANCE, LIQUIDITY AND CAPITAL RESOURCES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF ANY NUMBER OF FACTORS, INCLUDING THOSE SET FORTH UNDER "RISK FACTORS" AND UNDER OTHER CAPTIONS CONTAINED ELSEWHERE IN THIS REPORT.

OVERVIEW

      GENERAL

         Through our three wholly-owned operating subsidiaries, EMRISE Electronics, CXR Larus and CXR-AJ, and through the divisions and subsidiaries of those subsidiaries, we design, develop, manufacture, assemble, and market products and services in the following two material business segments:

         o    Electronic Components

              --     digital and rotary switches

              --     electronic power supplies

              --     RF components

              --     subsystem assemblies

         o    Communications Equipment

              --     network access and transmission products

              --     satellite communication timing and synchronization products

              --     communications test instruments

         Sales to customers in the electronic components segment, primarily to aerospace customers, defense contractors and industrial customers, were approximately 62.6%, 51.1% and 63.4% of our total net sales during 2005, 2004 and 2003, respectively. Sales of communications equipment and related services, primarily to private customer premises and public carrier customers, were approximately 37.4%, 48.9% and 36.6% of our total net sales during 2005, 2004 and 2003, respectively.

         Sales of our electronic components segment increased $10,425,000 (68.3%) for 2005. Without the addition of the sales of $11,157,000 and $1,925,000, respectively, by our new subsidiaries, Pascall, which we acquired March 18, 2005 and RO, which we acquired on September 1, 2005, our electronic components segment sales would have declined $2,657,000 (17.4%) for 2005 as compared to 2004, primarily due to the lower shipments of our power supplies due to delays in the shipping schedule for the Eurofighter Typhoon program that is now scheduled to resume shipments in the second quarter of 2006.

         We achieved a $760,000 (5.2%) sales increase in our communications equipment segment for 2005. We acquired the Larus division of CXR Larus in July 2004. Without the addition of the $2,947,000 of sales made by the Larus division during the first half of 2005, our communications equipment segment sales would have declined $2,187,000 (15.0%) for 2005 as compared to 2004. This was primarily due to a low demand for our test equipment by the major United States telecommunications companies, a delay in continued shipments on a long-term United States government infrastructure program due to customer technical issues, and delays in French military program orders that had been expected in early 2005.

         We continue to reduce costs at CXR Larus by reducing its work force and increasing our sourcing of test equipment components from offshore manufacturers that produce components for lower prices than we previously paid to our former suppliers. Outsourcing of manufacturing to Asia was a primary reason we were able to increase our gross margin from approximately 34% in 2002 to approximately 62% in 2005 in our CXR Larus test equipment business, which resulted in an annual cost reductions of approximately $1,372,000 during 2004. During 2005, we began working toward establishing a similar arrangement for the manufacture of our satellite communication timing and synchronization products by Hitachi OMD, which we anticipate will result in further improvements in our gross margin. We also reduced costs elsewhere in our communications equipment segment and lowered the breakeven point both in our United States and France operations through various cost-cutting methods, such as using offshore contract manufacturers, reducing facility rent expense by approximately $327,000 on an annual basis and downsizing our administrative office in Paris, France.

      LARUS CORPORATION ACQUISITION

         In July 2004, we acquired Larus Corporation. Larus Corporation was a San Jose, California-based manufacturer and seller of telecommunications products that had one wholly-owned subsidiary, Vista Labs, Incorporated, or Vista, which provided engineering services to Larus Corporation. The basic purchase terms of the acquisition are described below. We consolidated the results of operations of Larus Corporation beginning from the date of acquisition, July 13, 2004. CXR Larus' United States-based sales and marketing staff, have secured relationships with two new major United States-based distributors, Power and Tel and Graybar, during 2005. We consolidated our CXR Larus subsidiary's operations into Larus Corporation's facility, which resulted in annual savings in rent and facilities expense of approximately $250,000 beginning in the third quarter of 2004. Subsequent to March 31, 2005, we implemented further administrative, engineering and sales cost savings through staffing reductions of approximately $700,000 on an annual basis as compared to our costs in the three months ended March 31, 2005. These staffing reductions related to eliminating redundancies in our electronic components segment personnel (including nine sales, marketing and administrative positions, one engineering director and the former CXR president) that occurred as a result of our acquisition of Larus Corporation.

         We paid $6,539,500 to acquire the outstanding common stock of Larus Corporation. As a result, we acquired assets that included intellectual property, cash, accounts receivable and inventories owned by each of Larus Corporation and Vista. The purchase price for the acquisition consisted of $1,000,000 in cash, the issuance of 1,213,592 shares of our common stock with a fair value of $1,000,000, $887,500 in the form of two short-term, zero interest promissory notes that were repaid in 2004, $3,000,000 in the form of two subordinated secured promissory notes, warrants to purchase up to an aggregate of 150,000 shares of our common stock at $1.30 per share and approximately $580,000 of acquisition costs. The number of shares of our common stock issued as part of the purchase price was calculated based on the $0.824 per share average closing price of our common stock for the five trading days preceding the transaction. The warrants to purchase 150,000 shares of common stock were valued at $72,526 using a Black-Scholes formula that included a volatility of 107.19%, an interest rate of 3.25%, a life of three years and no assumed dividend.

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

      PASCALL ACQUISITION

         On March 18, 2005, our EMRISE Electronics Ltd. ("EEL") subsidiary purchased all of the outstanding capital stock of PEHL, the parent holding company of Pascall, using funds loaned to EEL by EMRISE. The purchase price for the acquisition totaled $9,669,000, subject to adjustments as described below, and included a $9,054,000 cash payment to PEHL's former parent and approximately $615,000 in acquisition costs. In connection with the purchase, EEL loaned $3,082,000 to PEHL and Pascall, as described below.

         The initial portion of the purchase price was 3,100,000 British pounds sterling (approximately U.S. $5,972,000 based on the exchange rate in effect on March 18, 2005). The initial portion of the purchase price was paid in cash and was subject to adjustment on a pound for pound basis to the extent that the value of the net assets of Pascall as of the closing date was greater or less than 2,520,000 British pounds sterling. On May 6, 2005, we submitted to Intelek Properties Limited (which is a subsidiary of Intelek PLC, a London Stock Exchange public limited company, and is the former parent of PEHL), our calculation of the value of the net assets of Pascall as of the closing date, which we believed slightly exceeded 2,520,000 British pounds sterling. Ultimately, the parties determined that the value of the net assets of Pascall at the closing date was 2,650,000 British pounds sterling. As a result, we paid to Intelek Properties Limited 130,000 British pounds sterling (approximately U.S. $236,000 based on the exchange rate then in effect) on August 1, 2005 to satisfy this obligation. The purchase price is also subject to downward adjustments for any payments that may be made to EEL under indemnity, tax or warranty provisions of the purchase agreement.

         EEL loaned to Pascall and PEHL at the closing 1,600,000 British pounds sterling (approximately U.S. $3,082,000 based on the exchange rate in effect on March 18, 2005). The loaned funds were used to immediately repay outstanding intercompany debt owed by Pascall and PEHL to Intelek Properties Limited.

         We and Intelek plc have agreed to guarantee payment when due of all amounts payable by EEL and Intelek Properties Limited, respectively, under the PEHL purchase agreement. EMRISE and EEL have agreed to underwrite the guarantee that Intelek Properties Limited has given to Pascall's landlord with a guaranty from us, and EEL has agreed to indemnify Intelek Properties Limited and its affiliates for damages they suffer as a result of any failure to obtain the release of the guarantee of the 17-year lease that commenced in May 1999. The leased property is a 30,000 square-foot administration, engineering and manufacturing facility located off the south coast of England.

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

         We have consolidated the results of operations of Pascall beginning from the date of acquisition, March 18, 2005. Based on recent history and sales projections, we expect Pascall to provide a positive contribution to our earnings per share. We expect to increase Pascall's sales to its existing customers in the United States and to sell Pascall's products to EMRISE's existing customers as a result of our local presence and enhanced support from our United States-based sales and marketing staff. We have consolidated a number of administrative functions of our two United Kingdom-based subsidiary's operations and anticipate that we will be able to generate further future savings as we continue to integrate the businesses.

         The following table summarizes the unaudited assets acquired and liabilities assumed in connection with this acquisition, including $615,000 in acquisition costs:

                                                            Dollars
                                                          in Thousands
                                                        ----------------
        Current assets...............................   $      6,196
        Property, plant and equipment................          1,367
        Intangibles, including goodwill..............          5,534
                                                        ----------------
        Total assets acquired........................         13,097
        Current liabilities..........................         (2,863)
        Other liabilities............................            (80)
                                                        ----------------
        Total liabilities assumed....................         (2,943)
                                                        ----------------
        Net assets acquired..........................   $     10,154
                                                        ================

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

      RO ASSOCIATES ACQUISITION

         On September 2, 2005, our EMRISE Electronics subsidiary acquired all of the issued and outstanding shares of common stock of RO, a California corporation, under the terms of a stock purchase agreement dated effective as of August 31, 2005 and amended as of September 28, 2005. Prior to the acquisition, all of the common stock of RO was owned by Robert H. Okada as Trustee of the Robert H. Okada Trust Agreement dated February 11, 1992, and Sharon Vavro, an individual.

         RO is based in Sunnyvale, California and designs and manufactures standard power conversion products for telecom, industrial, commercial, and military applications. The purchase price consisted of $2,400,000 in cash paid at closing and an additional $600,000 in cash payable in two equal installments on October 6, 2005 and March 31, 2006. The acquisition purchase price was funded with cash on-hand. The purchase price is subject to adjustment based on the value of the stockholders' equity, accounts receivable, accounts payable, cash on hand and net inventory of RO, as determined by the consolidated, unaudited balance sheet as of August 31, 2005, prepared in accordance with accounting principles generally accepted in the United States of America. In addition, concurrently with the closing of the acquisition of RO, EMRISE Electronics paid in full all then existing credit facilities of RO in the aggregate amount of $1,602,000.

         In determining the purchase price for RO, EMRISE Electronics considered the historical and expected earnings and cash flow of RO, as well as the value of companies of a size and in an industry similar to RO, comparable transactions and the market for such companies generally. The purchase price represented a premium of approximately $2,275,000 over the $2,340,000 recorded net worth of the assets of RO. In determining this premium, EMRISE Electronics considered the synergistic and strategic advantages provided by having a United States-based power conversion manufacturer and the value of the goodwill, customer relationships and technology of RO. Goodwill associated with the RO acquisition totaled approximately $1,376,000. EMRISE has commissioned a valuation firm to determine what portion of the purchase price should be allocated to identifiable intangible asset. We expect the valuation to be completed by May 2006. EMRISE has estimated that RO's technology is valued at approximately $484,000, its trademarks are valued at $300,000 and its customer relationships are valued at $200,000. The valuation of the identified intangible assets is expected to be completed by May 2006 and could result in changes to the value of these identified intangible assets and corresponding changes to the value of goodwill. However, EMRISE does not believe these changes will be material to EMRISE's consolidated financial position or results of operations.

         In connection with the execution of the stock purchase agreement, EMRISE Electronics executed a lease agreement with Caspian Associates for the lease of 25,700 square feet of a 30,700 square feet building located at 246 Caspian Drive, Sunnyvale, California. The lease provides for a two-year term commencing on September 1, 2005 and ending on August 31, 2007, at a base rent of $9,210 per month. Additionally, the lease provides for an extension of the lease term for an additional three years, to August 31, 2010, if RO achieves net sales of at least $14,500,000 and cumulative gross profit of at least $3,987,500. If RO achieves the net sales and cumulative gross profit targets, the monthly base rent for the facility will be increased to the fair market value as of the first day of the next calendar month. Otherwise, the rent will remain unchanged unless and until the targets are met. The facility will continue to be used for the design, manufacture and sale of power conversion products.

         In connection with the stock purchase agreement, EMRISE Electronics also executed an employment agreement with Richard Okada, effective as of September 1, 2005, to serve as president of RO. Mr. Okada is a general partner of Caspian Associates. Mr. Okada will receive an annual base salary of $115,000 for the two-year tern of the employment agreement. In addition, Mr. Okada is entitled to receive an incentive bonus based upon performance criteria to be determined in the future. In connection with Mr. Okada's employment agreement, EMRISE granted Mr. Okada an incentive stock option under EMRISE's 2000 Stock Option Plan to purchase up to 50,000 shares of EMRISE's common stock at an exercise price of $1.35 per share. This option vests 50% on September 1, 2006 and 50% on September 1, 2007. The option expires on August 31, 2015.

         The following table summarizes the unaudited assets and liabilities assumed in connection with the RO acquisition, including $65,000 in acquisition costs:

                                                                   Dollars
                                                                in Thousands
                                                               --------------
        Current assets                                         $       3,213
        Property, plant and equipment                                    329
        Intangibles, including goodwill                                2,360
        Other assets                                                      66
                                                               --------------
        Total assets acquired                                          5,968
        Current liabilities                                             (943)
        Other liabilities                                               (393)
                                                               --------------
        Total liabilities assumed                                     (1,336)
                                                               --------------
        Net assets acquired                                    $       4,632
                                                               =============

      PRO FORMA RESULTS OF OPERATIONS

         The following table summarizes, on an unaudited pro forma basis, the combined results of operations of EMRISE, Larus Corporation, Pascall and RO, as though the Larus Corporation, Pascall and RO acquisitions occurred as of January 1, 2004. The pro forma amounts give effect to appropriate adjustments for interest expense and income taxes. The pro forma amounts presented are not necessarily indicative of future operating results (in thousands, except per share amounts).

                                                    Year Ended December 31,
                                                ------------------------------
                                                     2005             2004
                                                ------------     -------------
Revenues                                        $     47,709     $      52,991
Net income                                      $      1,171     $       2,225
Basic and diluted earnings per share of
  common stock                                  $       0.03     $        0.06
                                                ============     =============

CRITICAL ACCOUNTING POLICIES

         Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of those financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of net sales and expenses for each period. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

      REVENUE RECOGNITION

         We derive revenues from sales of electronic components and communications equipment products and services. Our sales are based upon written agreements or purchase orders that identify the type and quantity of the item being purchased and the purchase price. We recognize revenues when shipment of products has occurred or services have been rendered, no significant obligations remain on our part, and collectibility is reasonably assured based on our credit and collections practices and policies.

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

         Generally, our electronic components, network access and transmission products and satellite communication timing and synchronization products carry a one-year limited parts and labor warranty and our communications test instruments and European network access and transmission products carry a two-year limited parts and labor warranty. Products returned under warranty are tested and repaired or replaced at our option. Historically, warranty repairs have not been material. We do not offer customer discounts, rebates or price protection on these products.

         Revenues from services such as repairs and modifications are recognized when the service has been completed and invoiced. For repairs that involve shipment of a repaired product, we recognize repair revenues when the product is shipped back to the customer. Service revenues represented approximately 2.6%, 5.7% and 3.1% of net sales during 2005, 2004 and 2003, respectively.

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

      FOREIGN CURRENCY TRANSLATION

         We have foreign subsidiaries that together accounted for approximately 61.7% of our net revenues, 47.3% of our assets and 53.1% of our total liabilities as of and for the year ended December 31, 2005. In preparing our consolidated financial statements, we are required to translate the financial statements of our foreign subsidiaries from the currencies in which they keep their accounting records into United States dollars. This process results in exchange gains and losses which, under relevant accounting guidance, are included either within our statement of operations or as a separate part of our net equity under the caption "accumulated other comprehensive income (loss)."

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

         Based on our assessment of the factors discussed above, we consider the functional currency of each of our international subsidiaries as each subsidiary's local currency. Accordingly, we had cumulative translation losses of $870,000 and gains of $487,000 that were included as part of accumulated other comprehensive income within our balance sheets at December 31, 2005 and 2004, respectively. During the years ended December 31, 2005 and 2004, we included translation adjustments of losses of approximately $1,357,000 and gains of $379,000, respectively, under accumulated other comprehensive income (loss).

         If we had determined that the functional currency of our subsidiaries was United States dollars, these gains or losses would have decreased or increased our gain or loss for 2005 and 2004. The magnitude of these gains or losses depends upon movements in the exchange rates of the foreign currencies in which we transact business as compared to the value of the United States dollar. These currencies include the euro, the British pound sterling and the Japanese yen. Any future translation gains or losses could be significantly higher or lower than those we recorded for these periods.

         A $6,296,000 loan payable from EEL to EMRISE was outstanding as of December 31, 2005. This loan is not expected to be outstanding indefinitely. Therefore, exchange rate losses and gains on this loan are recorded in cumulative translation gains or losses in the equity section of the balance sheet.

      INTANGIBLES, INCLUDING GOODWILL

         We periodically evaluate our intangibles, including goodwill, for potential impairment. Our judgments regarding the existence of impairment are based on legal factors, market conditions and operational performance of our acquired businesses.

         In assessing potential impairment of goodwill, we consider these factors as well as forecasted financial performance of the acquired businesses. If forecasts are not met, we may have to record additional impairment charges not previously recognized. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of those respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets that were not previously recorded. If that were the case, we would have to record an expense in order to reduce the carrying value of our goodwill. On January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," and were required to analyze our goodwill for impairment issues by June 30, 2002, and then at least annually after that date or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. At December 31, 2005, the reported goodwill totaled $12,066,000. During 2005, we did not record any impairment losses related to goodwill and other intangible assets.

         In conjunction with our July 2004 acquisition of Larus Corporation, we commissioned a valuation firm to determine what portion of the purchase price should be allocated to identifiable intangible assets. The study is complete and the intangible values are as follows: Larus trade name and trademark are valued at $750,000 compared to our initial estimate of $2,800,000, and the technology and customer relationships are valued at $1,350,000 as compared to our initial estimate of $800,000. Goodwill associated with the Larus Corporation acquisition totaled $4,043,000. The Larus trade name and trademark were determined to have indefinite lives and therefore are not being amortized but rather are being periodically tested for impairment. The technology and customer relationships were both estimated to have ten-year lives and, as a result, $162,000 of amortization expense was recorded and charged to administrative expense in 2005.

         In conjunction with our March 2005 acquisition of Pascall, we selected a valuation firm to determine what portion of the purchase price should be allocated to identifiable intangible assets. We considered whether the acquisition included various types of identifiable intangible assets, including trade names, trademarks, covenants not to compete, patents, customers, workforce, technology and software. The Pascall trade name and trademark are valued at $500,000 and are not amortized. The covenants not to compete that were obtained from Pascall's former affiliates are valued at $200,000 amortizable over three years in light of public statements made by those affiliates indicating that they were strategically exiting the power supply business, which we believe results in a low probability that they would return to the power supply business absent the covenants not to compete. The backlog was valued at $200,000 amortizable over two years. Total amortization expense of $310,000 was charged to administrative expense in 2005. We believe that no other identifiable intangible assets of significant value were acquired. No patents were acquired. We did not ascribe any value to Pascall's customer base because EEL already was selling to Pascall's key customers prior to the acquisition. Pascall's workforce does not hold any special skills that are not readily available from other sources. We did not identify any valuable completed technology that was acquired, because Pascall utilizes non-proprietary technology to produce custom power supplies pursuant to customer specifications. Pascall does not develop or design software and does not own software of any material value.

         Accordingly, we estimated that the goodwill associated with the Pascall acquisition totaled $4,634,000. The Pascall trade name and trademark were determined to have indefinite lives and therefore are not being amortized but rather are being periodically tested for impairment. The covenants not to compete and backlog are being amortized over their respective three-year and two-year durations.

         In conjunction with our acquisition of RO, we commissioned a valuation firm to determine what portion of the purchase price should be allocated to identifiable intangible assets. Although the valuation analysis is still in progress, we have estimated that the RO trade name and trademark are valued at $300,000, that the technology is valued at $484,000, and customer relationships are valued at $200,000. Goodwill associated with the RO acquisition totaled $1,376,000. The RO trade name and trademark were determined to have indefinite lives and therefore are not being amortized but rather are being periodically tested for impairment. The technology and customer relationships were both estimated to have ten-year lives and, as a result, $23,000 of amortization expense was recorded and charged to administrative expense in 2005. The valuation of the identified intangible assets is expected to be completed by May 2006 and could result in changes to the value of these identified intangible assets and corresponding changes to the value of goodwill. However, we do not believe these changes will be material to our financial position or results of operations.

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

      YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

                                                                                                        RESULTS AS A PERCENTAGE
                                                                                                          OF NET SALES FOR THE
                                                 YEAR ENDED                 DOLLAR        PERCENTAGE           YEAR ENDED
                                                 DECEMBER 31               VARIANCE        VARIANCE            DECEMBER 31
                                         ----------------------------      FAVORABLE       FAVORABLE    ---------------------------
                                             2005            2004        (UNFAVORABLE)   (UNFAVORABLE)      2005          2004
                                         ------------    ------------    ------------    ------------   ------------   ------------
Net sales
   Electronic components .............   $     25,687    $     15,262    $     10,425          68.3%          62.6%          51.1%
   Communications equipment ..........         15,359          14,599             760           5.2%          37.4%          48.9%
                                         ------------    ------------    ------------    ------------   ------------   ------------
Total net sales ......................   $     41,046    $     29,861    $     11,185          37.5%         100.0%         100.0%
                                         ------------    ------------    ------------    ------------   ------------   ------------
Cost of sales
   Electronic components .............   $     15,527    $      9,024    $     (6,503)        (72.1)%         37.8%          30.2%
   Communications equipment ..........          8,129           7,122          (1,007)        (14.1)%         19.8%          23.9%
                                         ------------    ------------    ------------    ------------   ------------   ------------
   Total cost of sales ...............   $     23,656    $     16,146    $     (7,510)        (46.5)%         57.6%          54.1%
                                         ------------    ------------    ------------    ------------   ------------   ------------
Gross profit
   Electronic components .............   $     10,160    $      6,238    $      3,922          62.9%          24.8%          20.9%
   Communications equipment ..........          7,230           7,477            (247)         (3.3)%         17.6%          25.0%
                                         ------------    ------------    ------------    ------------   ------------   ------------
   Total gross profit ................   $     17,390    $     13,715    $      3,675          26.8%          42.4%          45.9%

Selling, general and administrative
   expenses ..........................   $     13,694    $     10,226    $     (3,468)        (33.9)%         33.4%          34.2%
Engineering and product development ..          2,621           1,521          (1,100)        (72.3)%          6.4%           5.1%
                                         ------------    ------------    ------------    ------------   ------------   ------------
Operating income .....................          1,075           1,968            (893)        (45.4)%          2.6%           6.6%
Interest expense .....................           (455)           (433)            (22)         (5.1)%         (1.1)%         (1.5)%
Interest income ......................            153              --             153          --              0.4%          --
Other income (expense), net ..........            248              (6)            254      (4,233.3)%          0.6%          --
                                         ------------    ------------    ------------    ------------   ------------   ------------
Income before income tax expense .....          1,021           1,529            (508)        (33.2)%          2.5%           5.1%
Income tax expense ...................           (267)             49             316         644.9%          (0.7)%          0.2%
                                         ------------    ------------    ------------    ------------   ------------   ------------
Net income ...........................   $      1,288    $      1,480    $       (192)        (13.0)%          3.1%           5.0%
                                         ============    ============    ============    ============   ============   ============

         NET SALES. The $11,185,000 (37.5%) increase in total net sales for 2005 as compared to 2004 resulted from the combination of a $10,425,000 (68.3%) increase in net sales of our electronic components and a $760,000 (5.2%) increase in net sales of our communications equipment products and services.

         Electronic Components. The increase in net sales of our electronic components segment resulted primarily from the inclusion in our 2005 results of Pascall's $11,157,000 sales of power supplies and RF components and RO's $1,925,000 sales of power conversion products and licensing. This increase occurred despite a $2,939,000 (32.0%) decrease in sales at XPS primarily related to reduced sales of power supplies due to the delay of deliveries for the Eurofighter Typhoon aircraft. Sales of switches manufactured by Digitran increased $1,021,000 (18.5%) to $6,545,000 for 2005 from $5,524,000 for the prior year period due to sales of new rotary switches and other new programs for our digital switches.

         We first reported sales of RF components during the three months ended March 31, 2005 due to the Pascall acquisition. We acquired RO on August 31, 2005. If we excluded sales by Pascall from March 18, 2005 through December 31, 2005 and sales by RO for September through December 31, 2005, our electronic components segment sales would have declined by $2,657,000 or (17.4%) for 2005. We currently anticipate that our sales of electronic components will increase in 2006, based upon informal indications we have received from various customers and based upon recent increases in our backlog, especially including orders relating to the Eurofighter Typhoon aircraft.

         Communications Equipment. The $760,000 increase in net sales of our communications equipment segment resulted primarily from the inclusion in our 2005 results of the full year of $5,974,000 of net sales of satellite communication timing and synchronization products attributable to our acquisition of Larus Corporation that occurred on July 13, 2004 as compared to sales of $3,424,000 for the period from July 13, 2004 to December 31, 2004. This increase occurred despite a $1,278,000 (31.7%) decline in net sales of test instruments primarily due to delays and non-receipt of expected orders from large carriers. Sales of network access equipment produced by CXR-AJ in France decreased by $380,000 (6.2%) to $5,759,000 in 2005 as compared to $6,139,000 in
2004 due to lower sales volume in military markets. We anticipate that sales of our communications test equipment will improve in 2006. We also anticipate that sales of our network access products both in France and more importantly in the United States will grow as new sales channels and our stronger marketing presence becomes effective and we work to utilize our two new United States-based distributors we established relationships with during 2005. We also anticipate that sales of our satellite communication timing and synchronization products will show further growth as we build our business with telecommunications carrier companies.

         GROSS PROFIT. Gross profit as a percentage of total net sales decreased to 42.4% from 45.9% for the prior year period. In dollar terms, gross profit increased by $3,675,000 (26.8%) to $17,390,000 for 2005 as compared to
$13,715,000 for 2004.

         ELECTRONIC COMPONENTS. The $3,922,000 (62.9%) increase in gross profit for our electronic components segment was primarily due to the inclusion in our results for 2005 of $3,484,000 of gross profit from Pascall and $788,000 of gross profit from RO. Partially offsetting these increases was a $244,000 reduction in gross profit from switches primarily due to product mix and a $399,000 decrease in gross profit on power supplies produced by XPS as a direct result of reduced sales volume due to contract delivery delays for the Eurofighter Typhoon aircraft. We expect overall sales of power supplies in 2006 to exceed overall sales of power supplies in 2005 based upon informal indications we have received from various customers and increased backlog. XCEL Japan Ltd. increased its gross profit by $346,000 (62.0%) to $904,000 from $558,000 in the prior year due to increased sales of higher margin military switches.

         COMMUNICATIONS EQUIPMENT. This segment had a slight $247,000 decrease in gross profits. CXR Larus contributed $2,755,000 of gross profit for 2005 relating to net sales of network access and satellite communication timing and synchronization products as compared to $1,782,000 for the period from July 13, 2004 to December 31, 2004. Gross profit for test instruments decreased $1,137,000 (40.4%) to $1,679,000 in 2005 as compared to $2,816,000 in 2004 due to lower volume. Due to reduced overhead costs, CXR-AJ recorded a relatively low $84,000 decrease in gross profit despite a $359,000 decline in sales, resulting in a gross margin for CXR-AJ of 42.0% in 2005 as compared to a gross margin for CXR-AJ of 41.0% in 2004. We plan to have our timing and other network access products built for us under a signed contract with Hitachi OMD and thereby expect to increase gross margins over our in-house manufacturing.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Our selling, general and administrative expenses increased in dollar terms but decreased as a percentage of net sales to 33.4% in 2005 from 34.2% in 2004. The $3,468,000 (33.9%)
increase in selling, general and administrative expenses for 2005 as compared to 2004 resulted from:

         o a $332,000 (49.7%) increase in sales commissions due to the increase or inclusion of $85,000, $243,000 and $73,000 of sales commission expenses of CXR Larus, Pascall and RO, respectively, partially offset by reductions in commission expenses of $50,000 for test instruments and $22,000 for our French-produced network access products;

         o a $1,505,000 (48.5%) increase in other selling and marketing expenses primarily due to an increase of $694,000 and the inclusion of $924,000 and $71,000 of selling expenses of our Larus division, Pascall and RO, respectively, attendance at tradeshows and increased advertising and marketing of our electronic components. These increases were partially offset by decreases in these expenses of $71,000 for test instruments and $118,000 at CXR-AJ;

         o a $1,622,000 (25.1%) increase in administrative expenses primarily due to the increase or inclusion of $337,000 and $775,000 of administrative costs for our Larus division and Pascall, respectively;

         o $74,000 in severance costs we recorded to administrative expense to reflect a consolidation of CXR Larus' operations;

         o a $55,000 expense we recorded for a repair provision for the building in Wales that we vacated to combine our coil winding business with XPS's operations in Ashford, England; and

         o an increase of $144,000 in United States corporate legal expenses and a $282,000 increase in our domestic accounting and auditing expenses plus an increase of $227,000 in consulting fees relating to internal control documentation in response to the Sarbanes-Oxley Act of 2002.

         We anticipate that selling, general and administrative expenses for 2006 will exceed those expenses for 2005 due to costs associated with integrating Pascall and RO, increased sales and marketing expenses for our new low profile rotary and digital switches, increased activity in searching for and analyzing potential acquisitions, expansion of our investor relations program and increased corporate governance activities in response to the Sarbanes-Oxley Act of 2002 and rules and regulations of the Securities and Exchange Commission ("Commission"). However we continue to seek efficiencies and cost savings at all operations.

         ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses consist primarily of new product development engineering activities. The $1,100,000 (72.3%) increase in these expenses resulted primarily from the increase of $443,000 of expenses attributable to our Larus division and a $513,000 increase in engineering expenses attributable to Pascall. Also, expenses related to development of our new low profile rotary switches increased $58,000 (12.0%) to $540,000 for 2005 as compared to $482,000 for 2004. We expect this higher level of expense to continue through 2006 as we continue to develop our new family of rotary switches and pursue long term opportunities in the timing and synchronization market. During 2005, we eliminated one of our two engineering directors at CXR Larus, which is helping to offset approximately $75,000 of our increased engineering expenses on an annual basis.

         INTEREST EXPENSE AND OTHER INCOME. Interest expense increased by $22,000 (5.1%) to $455,000 for 2005 as compared to $433,000 for 2004. In addition, we recorded $153,000 of interest income in 2005, which we earned on the proceeds of the January 5, 2005 private placement. We did not have interest income during 2004. Other income of $248,000 for 2005 primarily resulted from a $100,000 gain due to the sale of our T-Com product line and $123,000 of a net currency exchange gain. The T-Com technology and tangible assets had no carrying value.

         INCOME TAX EXPENSE. Income tax benefit for 2005 was $267,000, compared to an expense of $49,000 for 2004 primarily because we reduced our tax asset valuation allowance by $555,000 and recorded a federal tax benefit of $150,000 that was offset by our foreign tax provision of $408,000 and a state tax provision of $30,000.

         NET INCOME. Net income for 2005 decreased by $192,000 to $1,288,000 as compared to $1,480,000 for 2004. The decrease was primarily due to the impact of planned increased sales and marketing expenses to launch new products and improve the marketing and sales efforts in promoting our existing products and the addition of similar expenses of CXR Larus designed to increase future revenue and net income, together with the substantial increase in product development engineering associated primarily with our satellite communication timing and synchronization products. We continue to closely monitor costs throughout our operations and have reduced costs through staffing reductions in our communications equipment operations in the United States and France as indicated above.

      YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

                                                                                                         RESULTS AS A PERCENTAGE
                                                                                                          OF NET SALES FOR THE
                                                 YEAR ENDED                 DOLLAR        PERCENTAGE           YEAR ENDED
                                                 DECEMBER 31               VARIANCE        VARIANCE            DECEMBER 31
                                         ----------------------------      FAVORABLE       FAVORABLE    ---------------------------
                                             2004            2003        (UNFAVORABLE)   (UNFAVORABLE)      2004          2003
                                         ------------    ------------    ------------    ------------   ------------   ------------
Net sales
Electronic components.................   $     15,262    $     16,168    $       (906)         (5.6)%         51.1%          63.4%
Communications equipment..............         14,599           9,351           5,248          56.1%          48.9%          36.6%
                                         ------------    ------------    ------------    ------------   ------------   ------------
    Total net sales...................   $     29,861    $     25,519    $      4,342          17.0%         100.0%         100.0%
                                         ------------    ------------    ------------    ------------   ------------   ------------
Cost of sales
Electronic components.................   $      9,024    $      9,530    $        506           5.3%          30.2%          37.3%
Communications equipment..............          7,122           5,305          (1,817)        (34.3)%         23.9%          20.8%
                                         ------------    ------------    ------------    ------------   ------------   ------------
Total cost of sales...................   $     16,146    $     14,835    $     (1,311)         (8.8)%         54.1%          58.1%
                                         ------------    ------------    ------------    ------------   ------------   ------------
Gross profit
Electronic components.................   $      6,238    $      6,638    $       (400)         (6.0)%         20.9%          26.0%
Communications equipment..............          7,477           4,046           3,431          84.8%          25.0%          15.9%
                                         ------------    ------------    ------------    ------------   ------------   ------------
Total gross profit....................   $     13,715    $     10,684    $      3,031          28.4%          45.9%          41.9%
Selling, general and administrative
   expenses...........................   $     10,226    $      7,812    $     (2,414)        (30.9)%         34.2%          30.6%
Engineering and product development
   expenses...........................          1,521             951            (570)        (59.9)%          5.1%           3.7%
                                         ------------    ------------    ------------    ------------   ------------   ------------
Operating income......................          1,968           1,921              47           2.4%           6.6%           7.5%

Interest expense......................           (433)           (416)            (17)         (4.1)%         (1.5)%         (1.6)%

Other expense.........................             (6)            (58)             52          89.7%            --            0.2%
                                         ------------    ------------    ------------    ------------   ------------   ------------
Income before income tax expense......          1,529           1,447              82           5.5%           5.1%           5.7%
Income tax expense....................             49             286             237          82.9%           0.2%           1.1%
                                         ------------    ------------    ------------    ------------   ------------   ------------
Net income............................   $      1,480    $      1,161    $        319          27.5%           5.0%           4.5%
                                         ============    ============    ============    ============   ============   ============

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

         ELECTRONIC COMPONENTS. The decrease in net sales of our electronic components segment resulted from:

         o a $2,012,000 (20.1%) decrease in net sales of power supplies and subassemblies by XPS that we believe was primarily due to deferral of orders; and

         o a $67,000 (23.1%) decrease in sales of electronic subsystem assemblies produced by Digitran, which we believe was primarily due to a delay in the United States government's transfer of a contract from one prime contractor to another.

These decreases were only partially offset by the following:

         o a $217,000 (4.1%) increase in net sales of switches manufactured by Digitran, which was primarily a result of an increase in the volume of orders for spare parts that we believe was mainly due to increased military activities;

         o an increase from $1,000 in 2003 to $28,000 in 2004 in net sales of a new standard rotary switch and patent pending VLP(TM) rotary switches that were introduced by Digitran in 2004; and

         o a $956,000 (164.3%) increase in net revenue from service and miscellaneous other electronic component products primarily due to increased service business volume at XPS.

         COMMUNICATIONS EQUIPMENT. The increase in net sales of our communications equipment products and services resulted from:

         o a $2,112,000 (34.4%) increase in net sales of network access and transmission equipment, which primarily consisted of $1,952,000 in sales made by CXR Larus as a direct result of our acquisition of Larus Corporation in July 2004;

         o $1,298,000 of net sales of satellite communication timing and synchronization products by CXR Larus from July through December 2004, prior to which time we did not have a similar product line; and

         o a $1,677,000 (71.3%) increase in net sales of our CXR HALCYON 704 series field test equipment, which was primarily due to a $1,800,000 order we received and delivered in the fourth quarter of 2004 for a project that had been under development since 2002.

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

         COMMUNICATIONS EQUIPMENT. The $3,431,000 (84.8%) increase in gross profit for our communications equipment segment and the 7.9 percentage point increase in this segment's gross profit as a percentage of total net sales were primarily the result of the addition of Larus Corporation's $1,782,000 gross profit resulting from net sales of satellite communication timing and synchronization products for July through December 2004 and a $1,587,000 increase in gross profit at CXR Larus as a result of a large increase in high gross margin sales of CXR Halcyon communications test equipment. Excluding the addition of Larus Corporation sales, gross profit for network access equipment increased approximately $60,000 (2.1%).

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

         o a $99,000 (110.0%) increase in corporate legal fees and $67,000 (35.9%) increase in auditing fees partially due to requirements of the Sarbanes-Oxley Act of 2002;

         o    a $126,000 (91.3%) increase in deferred compensation;

         o a $68,000 (42.5%) increase in stockholder relations and investor relations expenses; and

         o a $180,000 (18.3%) increase in corporate salaries, bonus and expenses partially due to foreign currency exchange rate fluctuation.

          Some of the reasons for higher administrative expenses were increased acquisition activities, costs of changing our name to EMRISE Corporation and complying with the requirements of the Sarbanes-Oxley Act of 2002 and related rules, and increased investor relations activities.

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

         INCOME TAX EXPENSE. Income tax expense for 2004 was $49,000 as compared to $286,000 in 2003. The 2004 tax provision was composed of $177,000 net foreign income taxes and $76,000 current federal and state taxes. These amounts were offset with a $160,000 reduction of the valuation allowance applied against the deferred tax asset. The release of the allowance was based on our recent and expected U.S. based earnings and the probability that a portion of our tax net operating loss carryforwards may be utilized.

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

LIQUIDITY AND CAPITAL RESOURCES

         During 2005, we funded our operations primarily through revenue generated from our operations and through our existing and previous lines of credit with Wells Fargo Bank, N.A. and various foreign banks. During 2005, we continued to rely on our foreign credit facilities. In addition, we raised approximately $16,060,000 in net proceeds through a private placement of equity securities in January 2005 as described below to support our acquisition program. As of December 31, 2005, we had working capital of $12,958,000, which represented a $7,418,000 (133.9%) increase from working capital of $5,540,000 at December 31, 2004, primarily due to the proceeds from the private placement and the addition of the working capital of Pascall and RO. At December 31, 2005 and 2004, we had accumulated deficits of $15,118,000 and $16,406,000, respectively, and cash and cash equivalents of $4,371,000 and $1,057,000, respectively.

         Accounts receivable increased $3,617,000 (62.4%) during 2005 from $5,796,000 as of December 31, 2004 to $9,413,000 as of December 31, 2005. Sales
attributable to the Pascall and RO acquisitions contributed $11,157,000 and $1,925,000, respectively, to accounts receivable at December 31, 2005. Without the acquisitions of Pascall and RO, our receivables would have increased by $590,000 (10.2%) during 2005, primarily due to increased receivables for switches and test instruments. Days sales outstanding, which is a measure of our average accounts receivable collection period, increased from 61 days for 2004 to 67 days for 2005. Our customers include many Fortune 100 companies in the United States and similarly large companies in Europe and Asia. Because of the financial strength of our customer base, we incur few bad debts.

         Inventory balances increased $3,786,000 (58.3%) during 2005, from $6,491,000 at December 31, 2004 to $10,277,000 at December 31, 2005. Inventory
represented 23.1% and 25.9% of our total assets as of December 31, 2005 and December 31, 2004, respectively. Included in the December 31, 2005 amount is $1,591,000 and $2,325,000 of inventory attributable to Pascall and RO, respectively. Excluding the effect of this inclusion, inventory would have decreased by $130,000 (2.0%) and would have represented 22.6% of total assets (excluding the $10,410,000 and $5,872,000 of total assets related to Pascall and RO, respectively) at December 31, 2005. Inventory turnover, which is a ratio that indicates how many times our inventory is sold and replaced over a specified period, increased to 2.8 times for 2005 as compared to 2.6 times for 2004.

         We took various actions to reduce costs in 2005 and 2004. These actions were intended to reduce the cash outlays of our communications equipment segment to match its revenue rate, which was negatively impacted by the telecommunications downturn of 2002 and 2003. We also have contracted with offshore manufacturers for production of test equipment at lower prices than our previous cost for in-house manufacturing. We have also contracted with Hitachi to outsource the manufacture of our satellite communication timing devices beginning approximately in the second quarter of 2006. We merged Larus Corporation with and into CXR Telcom Corporation at the end of 2004 and integrated their operations.

         Cash provided by our operating activities totaled $1,135,000 for 2005 as compared to cash provided by operating activities of $3,884,000 for 2004. This $2,749,000 decrease in operating cash flows primarily resulted from payments made as planned reductions of accounts payable and accrued expenses.

         Cash used in our investing activities totaled $15,044,000 for 2005 as compared to $2,208,000 for 2004. Included in the results for 2005 are net cash of $10,154,000 and $4,623,000 used to acquire Pascall and RO, respectively. Also we acquired $287,000 of property, plant and equipment purchases for production equipment and computer equipment.

         Cash provided by our financing activities totaled $18,055,000 for 2005 as compared to $2,164,000 of cash used in our financing activities for 2004. The change is primarily due to the net proceeds of $16,060,000 from the issuance of common stock in the January 2005 private placement.

         Outstanding borrowings under our revolving lines of credit were as follows:

                                                            December 31,
                                                        2005           2004
                                                    ------------   ------------
Line of credit with a U.S. commercial lender        $         --   $    118,000
Lines of credit with foreign banks                     3,283,000        760,000
                                                    ------------   ------------
                                                    $  3,283,000   $    878,000
                                                    ============   ============

         On August 25, 2005, we and two of our subsidiaries, CXR Laurus and EMRISE Electronics, acting as guarantors, obtained a credit facility from Wells Fargo Bank, N.A. for the our domestic operations. As guarantors, each of CXR Larus and EMRISE Electronics is jointly and severally liable with EMRISE for up to $9,000,000. This facility is effective through September 1, 2006. The credit facility has no prepayment penalty and is subject to an unused commitment fee equal to 0.25% per annum, payable quarterly based on the average daily unused amount of the line of credit described in the following paragraph.

         The credit facility provides a $9,000,000 revolving line of credit secured by accounts receivable, other rights to payment and general intangibles, inventories and equipment. Borrowings do not need to be supported by specific receivables or inventory balances unless aggregate borrowings under the line of credit exceed $2,000,000 at any time (a "conversion event"). The bank has informally notified us that it intends to raise the limit to $3,000,000. If a conversion event occurs, the line of credit will covert into a formula-based line of credit until the borrowings are equal to or less than $2,000,000. The formula generally provides that the outstanding borrowings under the line of credit may not exceed an aggregate of 80% of eligible accounts receivable plus 30% of the value of eligible finished goods inventory. Interest is payable monthly. The interest rate is variable and is adjusted monthly based on the prime rate. The prime rate at December 31, 2005 was 7.25%.

         The credit facility is subject to various financial covenants on a consolidated basis, which were updated on November 17, 2005 as follows. The minimum debt service coverage ratio must be greater than 1.25:1.00 on a trailing four-quarter basis. "Debt service coverage ratio" is defined as net profit after taxes, plus depreciation, plus amortization, plus or minus net distributions, divided by the sum of the current portion of long-term debt plus capitalized lease payments. The current ratio must be not less than 1.50:1.00, determined as of each fiscal quarter end. "Current ratio" is defined as total current assets divided by total current liabilities. Annual net profit after taxes must be greater than $500,000, determined as of each fiscal quarter end on a rolling four-quarter basis; provided that EMRISE may not sustain net loss after tax in any two consecutive fiscal quarters and no fiscal quarter's losses may exceed $300,000. Our total liabilities divided by tangible net worth must not at any time be greater than 1.75:1.00, determined as of each fiscal quarter end. Our tangible net worth must not at any time be less than $12,000,000 measured at the end of each quarter. "Total liabilities" is defined as current liabilities plus non-current liabilities, minus subordinated debt. "Tangible net worth" is defined as stockholders' equity plus subordinated debt, minus intangible assets.

         As of December 31, 2005, we had no outstanding balance owing under the revolving credit line, and had $2,000,000 of availability on the non-formula based portion of the credit line. As of December 31, 2005, we were in compliance with each of the covenants of the credit facility.

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

         The credit facility also provides for a term loan of $150,000 secured by equipment, amortizable over 36 months at a variable rate equal to the prime rate plus 1.5%. The term loan portion of the facility had a balance of $75,000 at December 31, 2005.

         Wells Fargo also provided us with credit for the purchase of new capital equipment when needed, of which a balance of $123,000 was outstanding at December 31, 2005. The interest rate is equal to the 90-day London InterBank Offered Rate ("LIBOR") rate (4.54% at December 31, 2005) plus 3.75% per annum. Amounts borrowed under this arrangement are amortized over 60 months from the respective dates of borrowing and are secured by the purchased equipment.

         As of December 31, 2005, our foreign subsidiaries had credit facilities, including lines of credit and term loans, with Lloyds TSB Bank PLC ("Lloyds TSB") and Lloyds TSB Commercial Finance Limited ("Lloyds") in England, IFN Finance, a subsidiary of ABN AMRO Holdings, N.V., Banc National de Paris, Societe Generale in France, and Sogelease and Johnan Shinkin Bank in Japan. At December 31, 2005, the balances outstanding under our United Kingdom, France and Japan credit facilities were $3,006,000, $1,090,000 and $32,000, respectively.

         On July 8, 2005, XPS and Pascall obtained a 24-month credit facility with Lloyds, which facility expires July 31, 2007. At the same time, the credit facility of Venture Finance PLC, a subsidiary of ABN AMRO Holdings, N.V., was terminated and paid off. The Lloyds facility provides a revolving loan secured by receivables, with a maximum availability of 2,100,000 British pounds sterling (approximately U.S. $3,613,000 based on the exchange rate in effect on December 31, 2005). The annual interest rate on the revolving loan is 1.5% above the Lloyds TSB base rate. The Lloyds TSB base rate was 4.5% at December 31, 2005. The financial covenants include a 50% cap on combined export gross sales of XPS and Pascall and days sales outstanding of less than 65 days, and the funding balance is capped at 125% of XPS and Pascall combined gross sales.

         On August 26, 2005, XPS entered into an agreement with Lloyds for an unsecured cashflow loan of 300,000 British pounds sterling (approximately U.S. $516,000 based on the exchange rate in effect on December 31, 2005 payable over 12 months). The loan is structured as an overadvance on the previously negotiated 2,100,000 British pounds sterling revolving loan with Lloyds, bringing the maximum aggregate commitment on the revolving loan to 2,400,000 British pounds sterling (approximately U.S. $4,129,000 based on the exchange rate in effect on December 31, 2005).

         The unsecured cashflow loan of 300,000 British pounds sterling is payable at a rate of 25,000 British pounds sterling per month, the first payment falling due one month after initial drawdown on the revolving loan. The interest rate is variable and is adjusted monthly based on the base rate of Lloyds TSB plus 1.9%. The Lloyds TSB base rate at December 31, 2005 was 4.5%. Lloyds TSB has sole discretion to switch the details on this overadvance account if Lloyds determines that the Company will have difficulty in meeting the specific reductions in the overadvance account.

         Lloyds TSB also issued a loan to XPS for 500,000 British pounds sterling (approximately U.S. $860,000 at the exchange rate in effect on December 31, 2005). The loan is payable over 36 months with monthly payments of 15,820 British pounds sterling. The interest rate is the Lloyds TSB rate, which was 4.5% at December 31, 2005, plus 2.5%. This loan has a covenant requiring that consolidated profit before tax and interest paid and payable of our U.K. companies be not less than 500% of consolidated interest paid or payable for the period covered by the account. The Company failed to comply with this covenant and received a wavier. The Company and the bank are reviewing the covenants for possible amendment.

         On August 26, 2005, EEL entered into an agreement with Lloyds TSB for an unsecured term loan for 500,000 British pounds sterling (approximately U.S. $860,000 based on the exchange rate in effect on December 31, 2005). This loan is repayable in 36 consecutive monthly installments of principal and interest. The interest rate is variable and is adjusted daily based on the Lloyds TSB base rate plus 2.5%. The Lloyds TSB base rate at December 31, 2005 was 4.5%. The loan also includes financial covenants. EEL must maintain consolidated profit before taxation and interest paid and payable of no less than 500% of the consolidated interest paid and payable. Additionally, EEL must maintain consolidated profit before taxation, depreciation, amortization of goodwill and other intangibles and interest paid and payable of no less than 300% of the consolidated principal repayments and the consolidated interest paid and payable.

         In the event of a default, Lloyds TSB may make the loan, including any outstanding principal and interest which has accrued, repayable on demand. If any amount payable is not paid when due, EEL shall pay an increased interest rate per annum equal to 3% above the rate of interest in effect from time to time under the note.

         In April 2003, CXR-AJ obtained a credit facility from IFN Finance, a subsidiary of ABN AMRO N.V. This credit facility is for a maximum of $1,421,000 based on the exchange rate in effect at December 31, 2005 for the conversion of euros into United States dollars. CXR-AJ also had $34,000 of term loans with two French banks outstanding as of December 31, 2005. The IFN Finance facility is secured by accounts receivable and carries an annual interest rate of 1.6% above the French "T4M" rate. At December 31, 2005, the French T4M rate was 2.26%, and this facility had a balance of $1,056,000. This facility has no financial performance covenants.

         XCEL Japan Ltd ("XJL"), obtained a term loan on November 29, 2002 from Johnan Shinkin Bank. The loan is amortizable over five years, carries an annual fixed interest rate of 3.25% and is secured by the assets of XJL. The balance of the loan as of December 31, 2005 was $32,000 using the exchange rate in effect at that date for conversion of Japanese yen into United States dollars. There are no financial performance covenants applicable to this loan.

         Our backlog was $22,150,000 as of December 31, 2005 as compared to $7,720,000 as of December 31, 2004. The increase in backlog was primarily due to the addition of $7,183,000 of backlog for Pascall and $695,000 for RO. Without Pascall and RO, our backlog as of December 31, 2005 would have been $14,272,000, representing a $5,975,000 (77.4%) increase. Our backlog as of December 31, 2005 was 97.4% related to our electronic components business, which business tends to provide us with long lead-times for our manufacturing processes due to the custom nature of the products, and 2.6% related to our communications equipment business, which business tends to deliver standard products from stock as orders are received. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

         As described above under the heading "Overview," we acquired Larus Corporation and Vista in July 2004. The $6,539,500 purchase price consisted of $1,000,000 in cash, the issuance of 1,213,592 shares of our common stock with a fair value of $1,000,000, $887,500 in the form of two short-term, zero interest promissory notes that were repaid in 2004, $3,000,000 in the form of two subordinated secured promissory notes, warrants to purchase up to an aggregate of 150,000 shares of our common stock at $1.30 per share, and approximately $580,000 of acquisition costs. In addition, we assumed $245,000 worth of accounts payable and accrued expenses and entered into an above-market seven-year real property lease with the sellers. This lease represents an obligation that exceeds the fair market value by approximately $756,000 and is part of the acquisition accounting. We funded the cash portion of the purchase price using proceeds from our credit facility with Wells Fargo and our cash on-hand.

         On January 5, 2005, we issued to 17 accredited record holders in a private offering an aggregate of 12,503,500 shares of common stock at a purchase price of $1.44 per share and five-year investor warrants to purchase up to an additional 3,125,875 shares of our common stock at an exercise price of $1.73 per share, for a total purchase price of $18,005,000. We paid cash placement agent fees and expenses of approximately $961,000, and issued five-year placement warrants to purchase up to an aggregate of 650,310 shares of common stock at an exercise price of $1.73 per share in connection with the offering. Additional costs related to the financing include registration rights-related liquidated damages of $480,000 and legal, accounting and consulting fees that totaled approximately $984,000 through December 31, 2005.

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

         We used a portion of the proceeds from the January 2005 private placement to fund the acquisition of Pascall described above under the heading "Overview." In connection with the Pascall acquisition, we loaned to EMRISE Electronics approximately $10,100,000 in cash that was used to acquire Pascall and to repay Pascall's existing intercompany debt. As described above, the Pascall purchase price is subject to upward or downward adjustment, and accordingly we paid $237,000 to Intelek on August 1, 2005 to compensate for an upward adjustment of Pascall's net worth. We have guaranteed obligations of EMRISE Electronics in connection with the Pascall acquisition and have agreed to indemnify Pascall's former parent in connection with obligations under Pascall's facilities lease.

         We used another portion of the proceeds from the January 2005 private placement to partially fund the acquisition of RO described above under the heading "Overview." We used $4,002,000 of cash to acquire RO, including paying down RO's bank debt of $1,602,000. In addition, we agreed to make two deferred payments of $300,000 each, the first of which we paid in October 2005, and the second of which is due on March 31, 2006. Offsetting these amounts was $35,000 received from the former RO shareholders to compensate for balance sheet adjustments.

         The following table outlines payments due from us or our subsidiaries under our lines of credit and other significant contractual obligations over the next five years, exclusive of interest. All dollars are in thousands. The symbol "P" represents the prime rate, the symbol "B" represents the lender's base rate and the symbol "L" represents the 30-day LIBOR.

                                                       PAYMENTS DUE BY PERIOD
        CONTRACTUAL                                        (IN THOUSANDS)
       OBLIGATIONS AT
     DECEMBER 31, 2005           2006        2007        2008          2009         2010      THEREAFTER      TOTAL
-------------------------    ----------   ----------   ----------   ----------   ----------   ----------   ----------
Line of Credit (Domestic)    $       --   $       --   $       --   $       --   $       --   $       --   $       --
   Average Interest Rate       P+0.5%
Line of Credit (U.K.)        $    2,227   $       --   $       --   $       --   $       --   $       --   $    2,227
   Average Interest Rate        B+2%
Overdraft (France)           $    1,056   $       --   $       --   $       --   $       --   $       --   $    1,056
   Average Interest Rate          %
Term Loan From
Stockholders (Domestic)      $      500   $      500   $      500   $      500   $      250   $       --   $    2,250
                               P+1.5%,
   Average Interest Rate       L+5.0%
Capital Equipment Loan
   (U.S.)                    $       26   $       26   $       26   $       26   $       19   $       --   $      123
   Average Interest Rate        L+4%
Term Loans (U.S.)            $       50   $       25   $       --   $       --   $       --   $       --   $       75
   Average Interest Rate       P+1.5%
Term Loan (U.K.)             $      292   $      292   $      195   $       --   $       --   $       --   $      779
   Average Interest Rate        B+2%
Term Loans (France)          $       10   $       10   $       10   $        5   $       --   $       --   $       35
   Average Interest Rate      1.2%-5.6%
Term Loan (Japan)            $       17   $       15   $       --   $       --   $       --   $       --   $       32
   Average Interest Rate        3.25%
Capitalized Lease
  Obligations                $      116   $       56   $       25   $        6   $       --   $       --   $      203
Operating Leases             $    1,202   $    1,140   $      745   $      551   $      430   $      162   $    4,230
-------------------------    ----------   ----------   ----------   ----------   ----------   ----------   ----------
                             $    5,496   $    2,064   $    1,501   $    1,088   $      699   $      162   $   11,010

         We intend to grow our business through both internal growth and further acquisitions that we identify as being potentially both synergistic and accretive of our earnings. Any additional acquisitions would likely be funded through the use of cash and/or a combination of cash and our stock.

         We believe that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, including the credit facilities we have, will be adequate to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months. If, however, our capital requirements or cash flow vary materially from our current projections, if unforeseen circumstances occur, or if we require a significant amount of cash to fund future acquisitions, we may require additional financing. Our failure to raise capital, if needed, could restrict our growth, limit our development of new products or hinder our ability to compete.

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

         On April 14, 2005, the Commission announced that the SFAS No. 123(R) effective transition date will be extended to annual periods beginning after June 15, 2005. We adopted this new standard on January 1, 2006 using the modified prospective method.

         SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under current accounting rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged from what would have been reported under prior accounting rules. However, we estimate that we will record expenses relating to currently outstanding stock option of $103,000 in 2006 and $30,000 in 2007.

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

         On June 29, 2005, the FASB ratified Emerging Issues Task Force Issue No. 05-06, "Determining the Amortization Period for Leasehold Improvements." Issue No. 05-06 provides that the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease shall be the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition or the purchase. The provisions of Issue No. 05-06 are effective on a prospective basis for leasehold improvements purchased or acquired beginning in our second quarter of fiscal 2006. We do not believe the adoption of Issue No. 05-06 will have a material effect on our consolidated financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Exchange Rate Sensitivity
         -------------------------

         We have established and acquired international subsidiaries that prepare their balance sheets in the relevant foreign currency. In order to be included in our consolidated financial statements, these balance sheets are converted, at the then current exchange rate, into United States dollars, and the statements of operations are converted using weighted average exchange rates for the applicable period. Accordingly, fluctuations of the foreign currencies relative to the United States dollar affect our consolidated financial statements. Our exposure to fluctuations in currency exchange rates has increased as a result of the growth or acquisition of our international subsidiaries. However, because historically the majority of our currency exposure has related to financial statement translation rather than to particular transactions, prior to 2005 we had not entered into forward currency contracts or hedging arrangements in an effort to mitigate our currency exposure. For further information regarding our exchange rate sensitivity, see
Item 7 of this report under the heading "Critical Accounting Policies - Foreign Currency Translation."

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

         EMRISE Corporation also utilized a forward currency contract denominated in British pounds sterling to offset the risk of intercompany loans to an English subsidiary. Under this program, increases or decreases in the current portion of intercompany debt due from EEL are offset by gains or losses on the forward contract, to mitigate the possibility of foreign currency transaction gains or losses. The forward contract expired in September 2005. We do not use this forward contract for trading purposes. The forward contract used in this program was marked to market at the end of the period with unrealized gains and losses included in other income and expense.

         Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. Net foreign exchange transaction gains included in other income and expense in the accompanying consolidated statements of operations totaled $40,000 for 2005. There was no hedging in the year ended December 31, 2004.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 9A. CONTROLS AND PROCEDURES.

         On March 28, 2006, in connection with its audit of our consolidated financial statements for the year ended December 31, 2005, Grant Thornton LLP, our independent registered public accounting firm ("GT"), advised our management and audit committee of two matters that GT considered to be "material weaknesses" as that term is defined under standards established by the Public Company Accounting Oversight Board (United States). A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

         GT indicated that in the area of accounting and financial reporting, it believes we have insufficient accounting resources to enable us to identify and evaluate complex accounting and reporting matters. In addition, GT recommended that we establish procedures to ensure that our Chief Financial Officer can more closely monitor information submitted to our corporate headquarters by our subsidiary controllers and oversee accounting for reserves and other areas that involving significant judgment at all company locations. GT also recommended that we establish procedures to ensure that personnel familiar with accounting principles generally accepted in the United States and with Commission disclosure requirements thoroughly evaluate activities and transactions at all company locations in order to determine that we are timely making all required disclosures.

         To remediate this material weakness in the area of accounting and financial reporting, we intend to seek additional guidance from our financial consultants, who are certified public accountants with the requisite background and experience to assist us in identifying and evaluating complex accounting and reporting matters. In addition, we intend to increase the frequency at which our Chief Financial Officer and our Director of Financial Controls for Europe visit and hold conference calls with accounting personnel and managers at each of our company locations. Also, we intend to define internal processes for identifying and disclosing non-routine and other transactions as required by Commission disclosure requirements and for researching and determining proper accounting treatment for those transactions. We plan to assign individuals with appropriate knowledge and skills to perform these processes and plan to provide those individuals with adequate technical resources to help ensure timely disclosure of the transactions and proper application of accounting principles generally accepted in the United States. We plan to develop procedures to document all non-routine transactions each quarter, including support for the final accounting treatment, and require the assigned individuals to review the documentation with our Chief Financial Officer and/or Director of Financial Controls for Europe prior to finalizing our quarterly and annual financial statements.

         GT also indicated that we need to improve our controls over inventory reserves. GT noted that some items that were in our inventory reserve earlier in 2005 were not present in the year-end reserve, although those items remained in inventory at year end. Current accounting guidance would have required us to include in our year-end reserve all items that were included in the inventory reserve earlier in 2005, despite the fact that we no longer viewed those items as slow moving. Our failure to continue to include those items in the inventory reserve resulted in a material audit adjustment. In addition, GT determined that inventory reserves in our CXR-AJ location were understated at year-end, resulting in an additional audit adjustment. To remediate this material weakness with regard to our controls over inventory reserves, we will adjust the procedures we use to compute inventory reserves to ensure that items that are included in inventory reserves are not removed from inventory reserves until a sale or disposal of those items occurs.

         Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 31, 2005, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) were not effective as of December 31, 2005 with respect to the material weaknesses identified in the areas of accounting and financial reporting and inventory reserves to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required. However, in light of the material weaknesses described above, we performed additional analysis and other post-closing procedures to ensure that our consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented.

         During the quarter ended December 31, 2005, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

         The names, ages and positions held by our directors and executive officers as of March 24, 2006 are as follows:

NAME                                        AGE                             POSITIONS HELD
----                                        ---                             --------------

Carmine T. Oliva.......................      63      Chairman of the Board, President, Chief Executive
                                                     Officer and Director

Graham Jefferies.......................      48      Executive Vice President, Chief Operating Officer and
                                                     Managing Director of various subsidiaries

Randolph D. Foote......................      57      Senior Vice President, Chief Financial Officer and Secretary

Laurence P. Finnegan, Jr. (1)(2)(3)....      68      Director

Otis W. Baskin (1)(2)(3)...............      60      Director

Richard E. Mahmarian (3)...............      69      Director
-----------

(1) Member of the compensation committee.
(2) Member of the nominating committee.
(3) Member of the audit committee.

         CARMINE T. OLIVA has been Chairman of the Board, President and Chief Executive Officer and a Class III director of EMRISE since March 26, 1997 and of our subsidiary, EMRISE Electronics, since he founded EMRISE Electronics in 1983. Mr. Oliva has been Chairman of the Board of XCEL Corporation, Ltd. since 1985, and Chairman and Chief Executive Officer of CXR Larus since March 1997. In 2002, Mr. Oliva obtained a French government working permit and assumed responsibility as President of our CXR-AJ subsidiary. From January 1999 to January 2000, Mr. Oliva served as a director of Digital Transmission Systems Inc. (DTSX), a publicly held company based in Norcross, Georgia. From 1980 to 1983, Mr. Oliva was Senior Vice President and General Manager, ITT Asia Pacific Inc. Prior to holding that position, Mr. Oliva held a number of executive positions with ITT Corporation and its subsidiaries over an eleven-year period. Mr. Oliva attained the rank of Captain in the United States Army and is a veteran of the Vietnam War. Mr. Oliva earned a B.A. degree in Social Studies/Business from Seton Hall University and an M.B.A. degree in Business from The Ohio State University.

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

         RANDOLPH D. FOOTE was appointed as our Senior Vice President and Chief Financial Officer on October 4, 1999 and as our Assistant Secretary on February 12, 2001. Mr. Foote has been our Secretary since September 2004 and the Vice President and Chief Financial Officer of CXR Larus and EMRISE Electronics since March 2000. Mr. Foote was the Corporate Controller of Unit Instruments, Inc., a publicly traded semiconductor equipment manufacturer, from October 1995 to May 1999. From March 1985 to October 1995, Mr. Foote was the Director of Tax and Financial Reporting at Optical Radiation Corporation, a publicly traded company that designed and manufactured products using advanced optical technology. Prior to 1985, Mr. Foote held positions with Western Gear Corporation and Bucyrus Erie Company, which were both publicly traded companies. Mr. Foote earned a B.S. degree in Business Management from California State Polytechnic University, Pomona and an M.B.A. degree in Tax/Business from Golden Gate University.

         LAURENCE P. FINNEGAN, JR. has served as a Class II director since March 26, 1997. In addition to being a director of EMRISE Electronics from 1985 to March 1997, Mr. Finnegan was EMRISE Electronics' Chief Financial Officer from 1994 to 1997. Mr. Finnegan has held positions with ITT (1970-1974) as controller of several divisions, Narco Scientific (1974-1983) as Vice President Finance, Chief Financial Officer, Executive Vice President and Chief Operating Officer, and Fischer & Porter (1986-1994) as Senior Vice President, Chief Financial Officer and Treasurer. Since August 1995, he has been a principal of GwynnAllen Partners, Bethlehem, Pennsylvania, an executive management consulting firm. Since December 1996, Mr. Finnegan has been a director and the President of GA Pipe, Inc., a manufacturing company based in Langhorne, Pennsylvania. From September 1997 to January 2001, Mr. Finnegan served as Vice President Finance and Chief Financial Officer of QuestOne Decision Sciences, an efficiency consulting firm based in Pennsylvania. Since August 2001, Mr. Finnegan has served as a director and the Vice President and Chief Financial Officer of VerdaSee Solutions, Inc., a consulting and software company based in Pennsylvania. Mr. Finnegan earned a B.S. degree in Accounting from St. Joseph's University.

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

         RICHARD E. MAHMARIAN was appointed as a Class III director on March 1, 2006. He has served as a principal and Chairman, President and Chief Executive Officer of Control Solutions, Inc., a company that specializes in providing business systems including hardware, software, consumable products and services to major U.S. corporations, since December 2003. Mr. Mahmarian also has served as managing member and Chairman and Chief Executive Officer of REM Associates, LLC, a private investment and consulting company, since 1997. Mr. Mahmarian also owns R&R Palos Verdes Enterprises, Inc., a home construction company in the south bay area of Los Angeles, California, which was started in 1997. From 1998 until 2001, Mr. Mahmarian was the owner of Alpha Microsystems, LLC, a company that manufactured and sold mini-computer systems, personal computers and servers, provided network services and support, and information technology hardware and software services throughout North America through 50 field offices. He served in the U.S. Navy and was honorably discharged. While in the Navy, he received extensive training in advanced electronic technologies. Mr. Mahmarian earned a B.A. degree in Accounting from Upsala College and an M.B.A. in Marketing and Economics from Seton Hall University.

         Our business, property and affairs are managed under the direction of our board. Directors are kept informed of our business through discussions with our executive officers, by reviewing materials provided to them and by participating in meetings of our board and its committees.

         Our bylaws provide that our board of directors shall consist of at least four directors. Our board is divided into three classes of directors:
Class I, Class II and Class III. The term of office of each class of directors is three years, with one class expiring each year at our annual meeting of stockholders. We currently have four directors on our board, with no vacancies. Our current board consists of one Class I director whose term expires at our 2006 annual meeting, one Class II director whose term expires at our 2007 annual meeting, and two Class III directors whose term expires at our 2008 annual meeting.

         Our officers are appointed by and serve at the discretion of our board of directors. There are no family relationships among our executive officers and directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our common stock, to file initial reports of ownership and reports of changes in ownership with the Commission. These officers, directors and stockholders are required by the Commission regulations to furnish us with copies of all reports that they file.

         Based solely upon a review of copies of the reports furnished to us during the year ended December 31, 2005 and thereafter, or any written representations received by us from directors, officers and beneficial owners of more than 10% of our common stock ("reporting persons") that no other reports were required, we believe that, during 2005, all Section 16(a) filing requirements applicable to our reporting persons were met.

CODE OF ETHICS

         Our board of directors has adopted an Amended and Restated Code of Business Conduct and Ethics that applies to all of our directors, officers and employees and an additional Code of Business Ethics that applies to our Chief Executive Officer and senior financial officers. We filed copies of these codes as exhibits to this annual report on Form 10-K for the year ended December 31, 2005.

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

ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION OF EXECUTIVE OFFICERS

         The following table provides information concerning the annual and long-term compensation for the years ended December 31, 2005, 2004 and 2003 earned for services in all capacities as an employee by our Chief Executive Officer and each of our other executive officers who received an annual salary and bonus of more than $100,000 for services rendered to us during 2004 (collectively, the "named executive officers"):

                                                SUMMARY COMPENSATION TABLE


                                                                                     LONG-TERM
                                                                                 COMPENSATION AWARD
                                                         ANNUAL COMPENSATION     ------------------
                                                         -------------------         SECURITIES         ALL OTHER
       NAME AND PRINCIPAL POSITION            YEAR       SALARY       BONUS      UNDERLYING OPTIONS   COMPENSATION
       ---------------------------            ----       ------       -----      ------------------   ------------
Carmine T. Oliva ........................     2005     $   350,000  $      --          50,000         $    4,821(1)
  President and Chief Executive Officer       2004     $   309,000  $   94,000         26,000         $    4,821(1)
                                              2003     $   271,510  $   70,000         53,000         $    4,821(1)

Graham Jefferies ........................     2005     $   245,769  $      --          50,000         $   14,037(3)
  Executive Vice President and Chief          2004     $   237,017  $   71,000         40,000         $   10,924(3)
  Operating Officer (2)                       2003     $   210,295  $   55,000         54,000         $   10,320(3)

Randolph D. Foote........................     2005     $   170,920  $      --          50,000         $    2,117(4)
  Senior Vice President, Chief Financial      2004     $   173,867  $   40,000         25,000         $    1,965(4)
  Officer and Assistant Secretary(4)          2003     $   157,230  $   30,000         35,000         $    1,886(4)
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

                    RETIREMENT ACCOUNT MATCHING CONTRIBUTIONS

         We match up to the lesser of $2,000 and 20% of Mr. Foote's contributions to his 401(k) account. During 2005, 2004 and 2003, our matching contributions amounted to $2,117, $1,965 and $1,886, respectively. This matching arrangement was generally made available to all employees of EMRISE and provides for the same method of allocation of benefits between management and non-management participants.

         Also, XPS makes matching contributions of up to 6% of Mr. Jefferies' salary to an executives' defined contribution plan. Other employees of XPS may receive matching contributions to a defined contribution plan of up to 4% of their salary. Amounts contributed to the defined contribution plans are intended to used to purchase annuities upon retirement. During 2005, 2004 and 2003, Mr. Jefferies received matching contributions of $14,037, $10,924 and $10,320, respectively.

                        OPTION GRANTS IN LAST FISCAL YEAR

         The following table provides information regarding options granted in the year ended December 31, 2005 to the executive officers named in the summary compensation table. We did not grant any stock appreciation rights during 2005. This information includes hypothetical potential gains from stock options granted in 2005. These hypothetical gains are based entirely on assumed annual growth rates of 5% and 10% in the value of our common stock price over the ten-year life of the stock options granted in 2005. These assumed rates of growth were selected by the Commission for illustrative purposes only and are not intended to predict future stock prices, which will depend upon market conditions and our future performance and prospects.

                                                                                                        POTENTIAL
                                                                                                    REALIZABLE VALUE
                                                                                                    AT ASSUMED RATES
                                      NUMBER OF     PERCENTAGE OF                                    OF STOCK PRICE
                                     SECURITIES     TOTAL OPTIONS                                   APPRECIATION FOR
                                     UNDERLYING      GRANTED TO      EXERCISE                        OPTION TERM(3)
                           GRANT       OPTIONS      EMPLOYEES IN       PRICE      EXPIRATION    ---------------------
     NAMED OFFICER         DATE      GRANTED(1)    FISCAL YEAR(2)    PER SHARE       DATE          5%         10%
-----------------------  ---------   ----------    --------------   ----------    -----------   ---------   ---------
Carmine T. Oliva.......  12/30/05      50,000           0.7%           $2.00       12/29/15      $63,000    $159,000
Graham Jefferies.......  12/30/05      50,000           0.7%           $2.00       12/29/15      $63,000    $159,000
Randolph D. Foote......  12/30/05      50,000           0.7%           $2.00       12/29/15      $63,000    $159,000
-------------------------

(1) Options vested on the date of grant.
(2) Based on options to purchase 725,000 shares granted to our employees during 2005.
(3) Calculated using the potential realizable value of each grant.

                  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

         The following table provides information regarding the value of unexercised options held by the named executive officers as of December 31, 2005. None of the named executives officers acquired shares through the exercise of options during 2005.

                                                       NUMBER OF
                                                 SECURITIES UNDERLYING                 VALUE ($) OF UNEXERCISED
                                                UNEXERCISED OPTIONS AT                 IN-THE-MONEY OPTIONS AT
                                                   DECEMBER 31, 2005                    DECEMBER 31, 2005 (1)
                                           ---------------------------------        -------------------------------
          NAME                             EXERCISABLE         UNEXERCISABLE        EXERCISABLE       UNEXERCISABLE
---------------------------------          -----------         -------------        -----------       -------------
Carmine T. Oliva...................          216,000              13,000              141,000             4,000
Graham Jefferies...................          214,000              20,000              135,000             7,000
Randolph D. Foote..................          147,500              12,500              96,000              4,000
--------------

(1) Based on the last reported sale price of our common stock of $1.34 on December 30, 2005 (the last trading day during 2005) as reported on ArcaEx, less the exercise price of the options.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     CARMINE T. OLIVA

         On February 24, 2006, we executed a five-year employment agreement with Carmine T. Oliva, our Chairman of the Board, President and Chief Executive Officer. The agreement is effective as of January 1, 2006, and replaces his previous employment agreement that was scheduled to automatically renew on that date. The agreement provides for an initial base salary of $350,000 during the first twelve months the agreement is in effect. Mr. Oliva is eligible to receive increases and bonuses at the discretion of our compensation committee and to participate in benefit and incentive programs we may offer.

         If we terminate Mr. Oliva's employment for due cause or due to Mr. Oliva's breach of the agreement by refusing to continue his employment, our obligation to pay any further compensation, severance allowance, or other amounts payable under the agreement terminates on the date of termination, other than benefits under retirement and benefit plans and programs that are earned and vested by the date of termination, pro rata annual salary through the date of termination, any stock options that have vested as of the date of termination, and accrued vacation as required by California law. "Due cause" includes any intentional misapplication of our funds or other material assets, or any other act of dishonesty injurious to us, or conviction of a felony or a crime involving moral turpitude. "Due cause" also includes abuse of controlled substances or alcohol and breach, nonperformance or nonobservance of any of the terms of the agreement, provided that Mr. Oliva fails to satisfactorily remedy the performance problem following 90 days' written notice.

         We may terminate Mr. Oliva's employment immediately upon written notice to him. Mr. Oliva may terminate the agreement at any time for good reason within 30 days after he learns of the event or condition constituting good reason. "Good reason" includes: changes in Mr. Oliva's position, duties, responsibilities, titles or status; a reduction in his base salary to an amount less than the greater of $350,000 or 10% below the base salary in effect at the time of the reduction; our failure to continue in effect benefits required under the agreement, to obtain the assumption of the agreement by any successor or assign, or to timely cure any material breach after Mr. Oliva gives us written notice; a material reduction in support services, staff, office space and accouterments which reduction is not generally effective for all officers; or if we avail ourselves of or are subjected by any third party to any other proceeding involving insolvency or the protection of or from creditors and the proceeding is not discharged or terminated within 90 days.

         If Mr. Oliva's service terminates without due cause or for good reason prior to the expiration of the agreement on January 1, 2011, Mr. Oliva will be entitled to his salary through the end of the month in which termination occurs plus credit for accrued vacation, a severance payment equal to three times his then current annual salary, net of taxes, a prorated incentive bonus, if any, for the fiscal year during which termination occurs, and all medical and life insurance benefits to which he was entitled immediately prior to the date of termination (or at the election of Mr. Oliva in the event of a change in control, immediately prior to the date of the change in control) for a period of three years or the date or dates that Mr. Oliva's continued participation in our medical and/or life insurance plans is not possible under the plans, whichever is earlier. If our medical and/or life insurance plans do not allow Mr. Oliva's continued participation, then we are required to pay to Mr. Oliva, in monthly installments, the monthly premium or premiums that had been payable by us covering the three-year period.

         A "change in control" includes: a consolidation or merger in which we are not the surviving corporation or pursuant to which all or substantially all of our common stock would be converted into cash, securities or other property, other than a merger in which the holders of our common stock immediately prior to the merger have the same proportionate ownership of common stock of the surviving corporation immediately after the merger; a sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of our assets; stockholder approval of any plan or proposal for liquidation or dissolution; any person other than persons who were stockholders on January 1, 2006, becomes the beneficial owner of 50% or more of our outstanding common stock; during any period of two consecutive years, individuals who at the beginning of such period constitute the entire board cease to constitute a majority of the board unless the election, or the nomination for election by our stockholders, of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period; or there is any change of control of a nature required to be reported in response to Item 6 (e) of Schedule 14A under the Exchange Act.

         If Mr. Oliva becomes mentally or physically incapable of performing the services required under the agreement for a period of 240 consecutive days, and the incapacity is confirmed by the written opinion of two practicing medical doctors, we may terminate Mr. Oliva's employment under the agreement upon 30 days' prior written notice. Upon Mr. Oliva's death, the agreement will terminate immediately. If Mr. Oliva's employment is terminated due to his incapacity or death, Mr. Oliva or his estate or legal representative will be entitled to receive benefits under our retirement and benefits plans and programs that are earned and vested at the date of termination, a prorated incentive bonus for the fiscal year in which incapacity or death occurs, and Mr. Oliva's annual salary then in effect for one year following the date of termination, offset, however, by any payments received by Mr. Oliva as a result of any disability insurance maintained by us for Mr. Oliva's benefit.

         The agreement contains non-competition provisions that prohibit Mr. Oliva from engaging or participating in a competitive business or soliciting our customer or employees during his employment with us and for two years afterward. The agreement also contains provisions that restrict disclosure by Mr. Oliva of our confidential information and assign ownership to us of inventions created by him in connection with his employment.

     RANDOLPH D. FOOTE

         On February 24, 2006, we entered into a two-year employment agreement with Randolph D. Foote, our Senior Vice President, Chief Financial Officer and Secretary. The agreement is effective as of January 1, 2006 and replaced his existing employment agreement that was scheduled to expire in July 2006. The agreement provides for an initial base salary of $175,000 during the first twelve months the agreement is in effect. Mr. Foote is eligible to receive increases and bonuses at the discretion of our compensation committee and to participate in other benefit and incentive programs we may offer.

         If Mr. Foote's employment terminates for due cause or due to Mr. Foote's breach of the agreement by refusing to continue his employment, our obligation to pay any further compensation, severance allowance, or other amounts payable under the agreement terminates on the date of termination, other than benefits under retirement and benefit plans and programs that are earned and vested by the date of termination, pro rata annual salary through the date of termination, any stock options that have vested as of the date of termination, and accrued vacation as required by California law.

         We may terminate Mr. Foote's employment immediately upon written notice to him. Mr. Foote may terminate the agreement at any time for good reason within 30 days after Mr. Foote learns of the event or condition constituting good reason. If Mr. Foote's service terminates without cause or for good reason prior to the expiration of the agreement on January 1, 2008, Mr. Foote will be entitled to his salary through the end of the month in which termination occurs plus credit for accrued vacation, a severance payment equal to one and one-half times his then current annual salary, net of taxes, a prorated incentive bonus, if any, for the fiscal year during which termination occurs, and all medical and life insurance benefits to which he was entitled immediately prior to the date of termination (or at the election of Mr. Foote in the event of a change in control, immediately prior to the date of the change in control) for a period of 18 months or the date or dates that Mr. Foote's continued participation in our medical and/or life insurance plans is not possible under the plans, whichever is earlier. If our medical and/or life insurance plans do not allow Mr. Foote's continued participation, then we will pay to Mr. Foote, in monthly installments, the monthly premium or premiums that had been payable by us covering the 18-month period.

         If Mr. Foote becomes mentally or physically incapable of performing the services required under the agreement for a period of 180 consecutive days, and the incapacity is confirmed by the written opinion of two practicing medical doctors, we may terminate Mr. Foote's employment under the agreement upon 30 days' prior written notice. Upon Mr. Foote's death, the agreement will terminate immediately. If Mr. Foote's employment is terminated due to his incapacity or death, Mr. Foote or his estate or legal representative will be entitled to receive benefits under our retirement and benefits plans and programs that are earned and vested at the date of termination, a prorated incentive bonus for the fiscal year in which incapacity or death occurs, and Mr. Foote's annual salary then in effect for one year following the date of termination, offset by any payments received by Mr. Foote as a result of any disability insurance maintained by us for Mr. Foote's benefit.

         The agreement contains non-competition provisions that prohibit Mr. Foote from engaging or participating in a competitive business or soliciting our customer or employees during his employment with us and for two years afterward. The agreement also contains provisions that restrict disclosure by Mr. Foote of our confidential information and assign ownership to us of inventions created by Mr. Foote in connection with his employment.

         The terms "due cause," "good reason" and "change in control" have the same meanings as in Mr. Oliva's employment agreement described above.

     GRAHAM JEFFERIES

         On February 24, 2006, we entered into a three-year employment agreement with Graham Jefferies, our Executive Vice President and Chief Operating Officer. The agreement is effective as of January 1, 2006, and replaces his previous employment agreement that was scheduled to expire in July 2006. The agreement provides for an initial base salary of 152,800 British pounds sterling per year (approximately U.S. $263,350 as of January 1, 2006) during the first twelve months that the agreement is in effect, which amount is to be paid by our subsidiary, EMRISE Electronics, Ltd. Mr. Jefferies is eligible to receive increases and bonuses at the discretion of our compensation committee and to participate in other benefit and incentive programs we may offer.

         If Mr. Jefferies' employment terminates for due cause or due to Mr. Jefferies' breach of the agreement by refusing to continue his employment, our obligation to pay any further compensation, severance allowance, or other amounts payable under the agreement terminates on the date of termination, other than benefits under retirement and benefit plans and programs that are earned and vested by the date of termination, Mr. Jefferies' pro rata annual salary through the date of termination, any stock options that have vested as of the date of termination, and accrued vacation as required by applicable law.

         We may terminate Mr. Jefferies' employment immediately upon written notice. Mr. Jefferies may terminate the agreement at any time for good reason within 30 days after Mr. Jefferies learns of the event or condition constituting good reason. If termination without due cause by us or for good reason by Mr. Jefferies occurs prior to the expiration of the agreement on January 1, 2009, Mr. Jefferies will be entitled to his salary through the end of the month during which the termination occurs plus credit for accrued vacation, a severance payment in an amount equal to two times his then current annual salary, net of applicable taxes, a prorated incentive bonus, if any, for the fiscal year during which termination occurs, and all medical and life insurance benefits to which Mr. Jefferies was entitled immediately prior to the date of termination (or at the election of Mr. Jefferies in the event of a change in control, immediately prior to the date of the change in control) for a period of two years or the date or dates that Mr. Jefferies' continued participation in our medical and/or life insurance plans is not possible under the plans, whichever is earlier. If our medical and/or life insurance plans do not allow Mr. Jefferies' continued participation, then we will be obligated to pay to Mr. Jefferies, in monthly installments, the monthly premium or premiums that had been payable by us covering the two-year period.

         If Mr. Jefferies becomes mentally or physically incapable of performing the services required under the agreement for a period of 180 consecutive days, the agreement will terminate; provided, however, that Mr. Jefferies will remain an employee of EMRISE Electronics, Ltd. and will be entitled to remuneration in an amount equal to the amount paid under EMRISE Electronics, Ltd.'s permanent health scheme, subject to the paragraph immediately below. Upon Mr. Jefferies' death, the agreement will terminate immediately.

         If Mr. Jefferies' employment is terminated due to his incapacity or death, Mr. Jefferies or his estate or legal representative will be entitled to receive benefits under retirement and benefits plans and programs that are earned and vested at the date of termination, a prorated incentive bonus for the fiscal year in which incapacity or death occurs, and Mr. Jefferies' annual salary then in effect for one year following the date of termination, offset by any payments received by Mr. Jefferies as a result of any permanent insurance scheme maintained by us for Mr. Jefferies' benefit.

         The agreement contains non-competition provisions that prohibit Mr. Jefferies from engaging or participating in a competitive business or soliciting our customer or employees during his employment with us and for two years afterward. The agreement also contains provisions that restrict disclosure by Mr. Jefferies of our confidential information and assign ownership to us of inventions created by Mr. Jefferies in connection with his employment.

         The terms "due cause," "good reason" and "change in control" have the same meanings as in Mr. Oliva's employment agreement described above.

BOARD COMMITTEES

         Our board of directors currently has an audit committee, a compensation committee and a nominating committee.

         The audit committee selects our independent auditors, reviews the results and scope of the audit and other services provided by our independent auditors, reviews our financial statements for each interim period and for our year end and our internal financial and accounting controls, and recommends, establishes and monitors our disclosure controls and procedures. From March 22, 2004 to May 24, 2005, the audit committee consisted of Messrs. Finnegan and Baskin. From May 25, 2005 until December 21, 2005, the audit committee consisted of Messrs. Finnegan, Baskin and Runyon. Following Mr. Runyon's departure from our board of directors on December 21, 2005, the audit committee consisted of Messrs. Finnegan and Baskin, with Mr. Finnegan continuing as chairman. Mr. Mahmarian was appointed as the third member of the audit committee when he joined our board on March 1, 2006. The audit committee held four meetings during 2005. Our board of directors has determined that Messrs. Finnegan and Mahmarian are audit committee financial experts. The audit committee operates pursuant to a charter approved by our board of directors and audit committee, according to the rules and regulations of the Commission. A copy of the charter was attached as Appendix A to our definitive proxy statement for our 2005 annual meeting of stockholders.

         The compensation committee is responsible for establishing and administering our policies involving the compensation of all of our executive officers and establishing and recommending to our board of directors the terms and conditions of all employee and consultant compensation and benefit plans. Our entire board of directors also may perform these functions with respect to our employee stock option plans. From January 1, 2005 until December 21, 2005, this committee consisted of Messrs. Runyon and Finnegan. Since December 21, 2005, the committee has consisted of Messrs. Finnegan and Mr. Baskin, with Mr. Baskin serving as chairman. The compensation committee held two meetings and took action by written consent on one occasion during 2005. The compensation committee operates pursuant to a charter approved by our board of directors and compensation committee. A copy of the charter was attached as Appendix B to the proxy statement for our 2005 annual meeting of stockholders.

         The nominating committee recommends nominees to the board of directors and committees of the board of directors, develops and recommends to the board of directors corporate governance principles, and oversees the evaluation of the board of directors and management. From January 1, 2005 until December 21, 2005, the nominating committee consisted of Mr. Runyon. Since December 21, 2005, the nominating committee has consisted of Mr. Finnegan and Mr. Baskin, with Mr. Finnegan serving as chairman. The nominating committee held two meetings and took action by written consent on one occasion during 2005. The nominating committee utilizes a variety of methods for identifying and evaluating nominees for director, including candidates that may be referred by stockholders.

         The nominating committee will consider candidates for director recommended by any stockholder that is the beneficial owner of shares representing more than 1.0% of the then-outstanding shares of our common stock and that has beneficially owned those shares for at least one year. The nominating committee will evaluate those recommendations by applying its regular nominee criteria and considering the additional information described in the nominating committee's below-referenced charter. Stockholders that desire to recommend candidates for the board for evaluation may do so by contacting EMRISE in writing, identifying the potential candidate and providing background and other information in the manner described in the nominating committee's charter. Candidates may also come to the attention of the nominating committee through current board members, professional search firms and other persons. In evaluating potential candidates, the nominating committee will take into account a number of factors, including, among others, the following:

         o    independence from management;

         o depth of understanding of technology, manufacturing, sales and marketing, finance and/or other elements directly relevant to the technology and business of our company;

         o    education and professional background;

         o    judgment, skill, integrity and reputation;

         o existing commitments to other businesses as a director, executive or owner;

         o    personal conflicts of interest, if any; and

         o    the size and composition of the board of directors

         In addition, prior to nominating a sitting director for re-election at an annual meeting of stockholders, the nominating committee considers the director's past attendance at, and participation in, meetings of the board of directors and its committees and the director's formal and informal contributions to their respective activities.

         The nominating committee operates pursuant to a charter approved by our board of directors and nominating committee. A copy of the charter was attached as Appendix C to the definitive proxy statement for our 2005 annual meeting of stockholders.

         Our board of directors has determined that each of Messrs. Baskin, Finnegan and Mahmarian is independent under Rule 5.3(k) of the Pacific Exchange because none of those directors has, or during the past three years has had, a material relationship with us, either directly or as a partner, stockholder or officer of an organization that has a relationship with us, and none of those directors is disqualified from being deemed independent under any of subparagraphs (A)-(F) of Rule 5.3(k)(1) of the Pacific Exchange. Our board of directors has also determined that each of member of the audit committee is independent under Rule 5.3(k)(5)(A)(i) of the Pacific Exchange and Rule 10A-3(b)(1) of the Commission.

         Under the rules of the Pacific Exchange, the independent members of our board of directors must meet at regularly scheduled executive sessions without management, with an independent director presiding over each executive session. A presiding director for each session is to be selected by the board members in attendance at the session based upon the topics to be discussed at the session.

COMPENSATION OF DIRECTORS

         Each non-employee director is entitled to receive $1,000 per month as compensation for his services. In addition, each board member chairing a standing committee is entitled to receive $500 per month as compensation for his services. We reimburse all directors for out-of-pocket expenses incurred in connection with attendance at board and committee meetings. We may periodically award options or warrants to our directors under our existing option and incentive plans. On December 30, 2005, we granted to each of Messrs. Baskin and Finnegan a fully-vested ten-year option to purchase up to 35,000 shares of our common stock at an exercise price of $2.00 per share.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         From January 1, 2005 until December 21, 2005, the compensation committee consisted of Messrs. Runyon and Finnegan. Since December 21, 2005, the committee has consisted of Messrs. Finnegan and Mr. Baskin. No member of the board of directors has a relationship that would constitute an interlocking relationship with executive officers and directors of another entity.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

BENEFICIAL OWNERSHIP TABLE

         Except as otherwise indicated in the related footnotes, the following table sets forth information with respect to the beneficial ownership of our common stock as of April 4, 2006, by:

         o each person known by us to beneficially own more than 5% of the outstanding shares of our common stock;

         o    each of our directors;

         o each of the executive officers named in the summary compensation table contained in the "Management" section of this report; and

         o    all of our directors and executive officers as a group.

         Beneficial ownership is determined in accordance with the rules of the Commission, and includes voting or investment power with respect to the securities. To our knowledge, except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Except as indicated in the discussion of contractual beneficial ownership limitations below and except as indicated in the footnotes to the principal stockholders table below, shares of common stock underlying derivative securities, if any, that currently are exercisable or convertible or are scheduled to become exercisable or convertible for or into shares of common stock within 60 days after the date of the table are deemed to be outstanding in calculating the percentage ownership of each listed person or group but are not deemed to be outstanding as to any other person or group. Percentage of beneficial ownership is based on 38,081,750 shares of common stock outstanding as of the date of the table.

         The warrants described in the footnotes to the table contain provisions limiting the exercise of the warrants to the extent necessary to insure that following the exercise, the total number of shares of common stock then beneficially owned by the warrant holder and its affiliates and others whose beneficial ownership would be aggregated with the holder's for purposes of
Section 13(d) of the Exchange Act does not exceed 9.999% of the total number of then issued and outstanding shares of our common stock (including for such purpose the shares of common stock issuable upon such exercise or call). The 9.999% beneficial ownership limitation may not be waived. However, the beneficial ownership limitation does not preclude a holder from exercising a warrant and selling the shares underlying the warrant in stages over time where each stage does not cause the holder and its affiliates to beneficially own shares in excess of the limitation amount.

         The address of each of the following stockholders, unless otherwise indicated in the footnotes to the table, is c/o EMRISE Corporation, 9485 Haven Avenue, Suite 100, Rancho Cucamonga, California 91730. Messrs. Oliva, Finnegan, Baskin, and Mahmarian are directors of EMRISE. Messrs. Oliva, Jefferies and Foote are executive officers of EMRISE.

                                                                        AMOUNT AND NATURE           PERCENT
NAME OF BENEFICIAL OWNER                                             OF BENEFICIAL OWNERSHIP       OF CLASS
------------------------                                             -----------------------       --------
Carmine T. Oliva...............................................             1,383,305(1)             3.61%
Laurence P. Finnegan, Jr.......................................               260,171(2)                *
Otis W. Baskin.................................................                85,000(3)                *
Richard E. Mahmarian...........................................                    --                  --
Graham T. Jefferies............................................               237,276(4)                *
Randolph D. Foote..............................................               165,000(5)                *
JLF Asset Management, LLC and Jeffrey L. Feinberg..............             2,540,714(6)             6.55%
Jon D. Gruber..................................................             2,387,650(7)             6.21%
All executive officers and directors as a group (6 persons)....             2,130,752(8)             5.49%
-------------------

*   Less than 1.00%
(1) Includes 81,889 shares held individually by Mr. Oliva's spouse, and 229,000 shares underlying options.
(2)   Includes 216,000 shares underlying options.
(3)   Represents shares underlying options.
(4)   Includes 234,000 shares underlying options.
(5)   Includes 160,000 shares underlying options.
(6) Based on share beneficial ownership information provided to us as of February 8, 2006 and includes an aggregate of 700,000 shares underlying warrants held by JLF Offshore Fund, Ltd., JLF Partners I, L.P. and JLF Partners II, L.P. Power to vote or dispose of the shares is held by Jeffrey L. Feinberg, as managing member of JLF Asset Management, LLC, which entity is investment manager of the three entities named in this footnote. The address for Mr. Feinberg is c/o JLF Asset Management, LLC, 2775 Via de la Valle, Suite 204, Del Mar, CA 92014.

(7) Based on share beneficial ownership information contained in a Schedule 13G filed February 3, 2006, in which Mr. Gruber reported that he is a member of a group that includes Gruber and McBaine Capital Management, LLC, Jon D. Gruber, J. Patterson McBaine and Eric B. Swergold, each of whom shares voting and dispositive power over 1,764,900 outstanding shares and 337,500 shares underlying warrants. Also includes an additional 285,250 shares over which Mr. Gruber reports sole voting and dispositive power. The address for Mr. Gruber is 50 Osgood Place, Penthouse, San Francisco, California 94133.
(8) Includes 924,000 shares underlying options and 81,889 outstanding shares held individually by Mr. Oliva's wife.

EQUITY COMPENSATION PLAN INFORMATION

         The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2005.

                                                                                              NUMBER OF SECURITIES
                                                                                             REMAINING AVAILABLE FOR
                                                                                              FUTURE ISSUANCE UNDER
                                       NUMBER OF SECURITIES TO       WEIGHTED-AVERAGE          EQUITY COMPENSATION
                                       BE ISSUED UPON EXERCISE       EXERCISE PRICE OF          PLANS (EXCLUDING
                                       OF OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,      SECURITIES REFLECTED IN
Plan category                            WARRANTS AND RIGHTS        WARRANTS AND RIGHTS            COLUMN (a))
----------------------------------     -----------------------     ---------------------     -----------------------
                                                 (a)                        (b)                        (c)
Equity compensation plans approved
   by security holders                       2,107,748(1)                   $1.05                  368,302(2)
Equity compensation plans not
   approved by security holders              4,486,685(3)                   $1.63                       --
                                        --------------                 -------------            ----------
     Total                                   6,594,433                                             368,302
-----------

(1) Represents shares of common stock underlying options that are outstanding under our 1993 Stock Option Plan, our Employee Stock and Stock Option Plan, our 1997 Stock Incentive Plan and our Amended and Restated 2000 Stock Option Plan. The material features of these plans are described in note 9 to our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003.
(2) Represents shares of common stock available for issuance under options that may be issued under our Amended and Restated 2000 Stock Option Plan.
(3) Represents shares of common stock underlying warrants that are described in note 9 to our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The following table sets forth the aggregate fees billed to us by Grant Thornton LLP for professional services rendered for the years ended December 31, 2005 and 2004:

        Fee Category                               2005             2004
        ------------                          -------------    -------------

        Audit Fees                            $     642,000    $     449,000
        Audit-Related Fees                           26,000            4,000
        Tax Fees                                    114,000          106,000
        All Other Fees                                   --               --
                                              -------------    -------------
                 Total                        $     782,000    $     559,000

         AUDIT FEES. Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Grant Thornton LLP in connection with statutory and regulatory filings or engagements. Audit fees increased due to the audit work required to provide assurance on the Pascall and RO financial statements, to expand audit work required on internal controls, and the higher value of the British pounds sterling and the euro when those expenses are converted to United States dollars for this report in 2005 as compared to 2004.

         AUDIT-RELATED FEES. Audit-related fees during 2005 relate to due diligence procedures in connection with the Pascall acquisition. Audit-related fees during 2004 relate to due diligence procedures in connection with the Larus Corporation acquisition.

         TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, tax audit defense, customs and duties, mergers and acquisitions, and international tax planning.

         ALL OTHER FEES. Consists of fees for products and services other than the services reported above. In 2005 and 2004, no such other fees were incurred.

         Our audit committee pre-approves all services provided by Grant Thornton LLP.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1), (a)(2) and (c)    Financial Statements and Financial Statement Schedules
                          ------------------------------------------------------

         Reference is made to the financial statements and financial statement schedule listed on and attached following the Index to Financial Statements and Financial Statement Schedule contained at page F-1 of this report.

(a)(3) and (b)    Exhibits
                  --------

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

                       EMRISE CORPORATION AND SUBSIDIARIES

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                            Page
                                                                            ----
Financial Statements
--------------------

Report of Independent Registered Public Accounting Firm....................  F-2

Consolidated Balance Sheets as of December 31, 2005 and 2004...............  F-3

Consolidated Statements of Operations for the Years Ended
  December 31, 2005, 2004 and 2003.........................................  F-4

Consolidated Statements of Comprehensive Income (Loss) for the
  Years Ended December 31, 2005, 2004 and 2003.............................  F-5

Consolidated Statements of Stockholders' Equity for the Years
  Ended December 31, 2005, 2004 and 2003...................................  F-6

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2005, 2004 and 2003.........................................  F-7

Notes to Consolidated Financial Statements for the Years Ended
  December 31, 2005, 2004 and 2003.........................................  F-9

Financial Statement Schedule
----------------------------

Consolidated Schedule II Valuation and Qualifying Accounts
  for the Years Ended December 31, 2005, 2004 and 2003..................... F-49

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
and Stockholders of EMRISE Corporation

We have audited the accompanying consolidated balance sheets of EMRISE Corporation, a Delaware corporation, as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EMRISE Corporation as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated Schedule II for the years ended December 31, 2005, 2004 and 2003 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/S/ GRANT THORNTON LLP

Los Angeles, California
March 24, 2006

                               EMRISE CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                    DECEMBER 31, 2005 AND 2004
                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


ASSETS (Notes 5, 6 and 7)                                                2005           2004
                                                                      -----------    -----------
Current assets:
   Cash and cash equivalents                                          $     4,371    $     1,057
   Accounts receivable, net of allowance for doubtful
     accounts of $379 and $153, respectively                                9,413          5,796
   Inventories (Note 2)                                                    10,277          6,491
   Deferred income taxes (Note 10)                                          1,386            352
   Prepaid and other current assets                                           536            417
                                                                      -----------    -----------
Total current assets                                                       25,983         14,113
Property, plant and equipment, net (Note 3)                                 2,073            909
Goodwill (Note 4)                                                          12,066          5,881
Intangible assets other than goodwill, net of accumulated
   amortization of $350 in 2005 and $40 in 2004                             3,709          3,560
Other assets                                                                  630            623
                                                                      -----------    -----------
                                                                      $    44,461    $    25,086
                                                                      ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Borrowings under lines of credit (Notes 5 and 6)                   $     3,283    $       878
   Current portion of long-term debt (Notes 6 and 7)                          504            211
   Notes payable to stockholders, current portion (Note 17)                   500            500
   Accounts payable                                                         4,949          3,398
   Income taxes payable                                                       218            572
   Accrued expenses (Note 8)                                                3,571          3,014
                                                                      -----------    -----------
Total current liabilities                                                  13,025          8,573
Long-term debt, less current portion (Notes 6 and 7)                          742            985
Notes payable to stockholders, less current portion (Note 17)               1,750          2,250
Deferred income taxes (Note 10)                                             1,108          1,400
Other liabilities                                                             823            969
                                                                      -----------    -----------
Total liabilities                                                          17,448         14,177

Commitments and contingencies (Notes 12 and 17)

Stockholders' equity (Note 9):
   Preferred stock, $0.01 par value. Authorized 10,000,000 shares;
     zero issued and outstanding                                               --             --
   Common stock, $0.0033 par value. Authorized 150,000,000 shares;
     issued and outstanding 37,550,000 shares and 24,777,000 shares
     in 2005 and 2004, respectively                                           124             82
   Additional paid-in capital                                              42,877         26,746
   Accumulated deficit                                                    (15,118)       (16,406)
   Accumulated other comprehensive (loss) income                             (870)           487
                                                                      -----------    -----------
Total stockholders' equity                                                 27,013         10,909
                                                                      -----------    -----------
                                                                      $    44,461    $    25,086
                                                                      ===========    ===========

                   See accompanying notes to consolidated financial statements.





                       EMRISE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                 2005        2004        2003
                                               --------    --------    --------
Net sales (Note 12)                            $ 41,046    $ 29,861    $ 25,519
Cost of sales                                    23,656      16,146      14,835
                                               --------    --------    --------
Gross profit                                     17,390      13,715      10,684
Operating expenses:
   Selling, general and administrative           13,694      10,226       7,812
   Engineering and product development            2,621       1,521         951
                                               --------    --------    --------
Income from operations                            1,075       1,968       1,921
Other income (expense):
   Interest expense                                (455)       (433)       (416)
   Interest income                                  153          --          --
   Other income (expense), net                      248          (6)        (58)
                                               --------    --------    --------
Income before income taxes                        1,021       1,529       1,447
Income tax (benefit) expense (Note 10)             (267)         49         286
                                               --------    --------    --------
Net income                                     $  1,288    $  1,480    $  1,161
                                               ========    ========    ========
Basic and diluted earnings per share           $   0.03    $   0.06    $   0.05
                                               ========    ========    ========



          See accompanying notes to consolidated financial statements.






                       EMRISE CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                                 (IN THOUSANDS)


                                                      2005      2004      2003
                                                    -------    -------   -------

Net income                                          $ 1,288    $ 1,480   $ 1,161
Other comprehensive income (loss):
   Foreign currency translation adjustment           (1,357)       379       705
                                                    -------    -------   -------
Comprehensive income (loss)                         $   (69)   $ 1,859   $ 1,866
                                                    =======    =======   =======



          See accompanying notes to consolidated financial statements.






                                                 EMRISE CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                            YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                                                           (IN THOUSANDS)


                                                                                                           Accumulated
                                                                                                               Other
                                         Series B Convertible                        Additional            Comprehensive
                                           Preferred Stock         Common Stock       Paid-in   Accumulated    Income
                                         Shares      Amount      Shares     Amount    Capital     Deficit      (Loss)       Total
-------------------------------------   --------    --------    --------   --------   --------    --------    --------    --------

Balance at January 1, 2003                    64    $    400      21,535   $     71   $ 24,900    $(19,042)   $   (597)   $  5,732
Preferred Series A conversions                --          --       1,263          4        283          --          --         287
Preferred Series B conversions               (63)       (396)        635          2        395          (1)         --          --
Foreign currency translation
  adjustment                                  --          --          --         --         --          --         705         705
Accretion of redeemable
  preferred stock                             --          --          --         --         --          (4)         --          (4)
Warrants issued for services                  --          --          --         --         19          --          --          19
Exercise of warrants and options              --          --          43         --         16          --          --          16
Net income                                    --          --          --         --         --       1,161          --       1,161
-------------------------------------   --------    --------    --------   --------   --------    --------    --------    --------
Balance at December 31, 2003                   1           4      23,476         77     25,613     (17,886)        108       7,916
Preferred Series B conversions                (1)         (3)          3         --          3          --          --          --
Preferred Series B redemption                 --          (1)         --         --         --          --          --          (1)
Stock options exercised                       --          --          19         --          5          --          --           5
Foreign currency translation
  adjustment                                  --          --          --         --         --          --         379         379
Stock issued for Larus acquisition            --          --       1,214          4        996          --          --       1,000
Warrants exercised                            --          --          65          1         19          --          --          20
Warrants issued for services                  --          --          --         --         38          --          --          38
Value of warrants issued to
  acquire Larus                               --          --          --         --         72          --          --          72
Net income                                    --          --          --         --         --       1,480          --       1,480
-------------------------------------   --------    --------    --------   --------   --------    --------    --------    --------
Balance at December 31, 2004                  --          --      24,777         82     26,746     (16,406)        487      10,909
Stock options exercised                       --          --         106         --         39          --          --          39
Warrants exercised                            --          --         163         --         51          --          --          51
Issuance of common stock and
  warrants, net of issuance costs             --          --      12,504         42     16,018          --          --      16,060
Foreign currently translation
  adjustment                                  --          --          --         --         --          --      (1,357)     (1,357)
Warrants issued for services                  --          --          --         --         23          --          --          23
Net income                                    --          --          --         --         --       1,288          --       1,288
-------------------------------------   --------    --------    --------   --------   --------    --------    --------    --------
Balance at December 31, 2005                  --    $     --    $ 37,550    $    124   $ 42,877   $(15,118)   $   (870)   $ 27,013
=====================================   ========    ========    ========   ========   ========    ========    ========    ========



                                    See accompanying notes to consolidated financial statements.





                                EMRISE CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                                           (IN THOUSANDS)


                                                                    2005        2004         2003
                                                                  --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                        $  1,288    $  1,480    $  1,161
   Adjustments to reconcile net income to cash provided by
    operating activities:
     Depreciation and amortization                                     964         287         249
     Deferred income taxes                                            (853)       (206)        146
     Provision for doubtful accounts                                   151          --          61
     Provision for inventory obsolescence                            1,403       1,116         924
     Stock and warrants issued for services                             23          38          19
   Changes in operating assets and liabilities net of
    businesses acquired:
     Accounts receivable                                               374         289        (106)
     Inventories                                                      (527)       (394)       (113)
     Prepaid and other assets                                          (23)         23        (486)
     Accounts payable                                                 (841)      1,414        (802)
     Accrued expenses and other liabilities                           (824)       (163)        (14)
                                                                  --------    --------    --------
Cash provided by operating activities                                1,135       3,884       1,039
                                                                  --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net purchases of property, plant and equipment                     (287)       (724)        (63)
   Cash received from sale of property, plant and equipment             20           8          13
   Cash collected on notes receivable                                   --          --          12
   Net cash paid for the acquisition of Pascall                    (10,154)         --          --
   Net cash paid for the acquisition of RO Associates               (4,623)         --          --
   Net cash paid for acquisition of Larus, net of cash acquired         --      (1,492)         --
                                                                  --------    --------    --------
Cash used in investing activities                                  (15,044)     (2,208)        (38)
                                                                  --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of current notes payable                               2,405      (2,004)       (593)
   Repayments of long-term debt                                     (1,602)       (250)       (110)
   Proceeds from long-term debt                                      1,102          65          --
   Cash from warrant/option exercise                                    90          25          16
   Net proceeds from issuance of common stock                       16,060          --          --
                                                                  --------    --------    --------
Cash provided by (used in) financing activities                     18,055      (2,164)       (687)
                                                                  --------    --------    --------
Effect of exchange rate changes on cash                               (832)        371         606
Net increase (decrease) in cash and cash equivalents                 3,314        (117)        920
Cash and cash equivalents at beginning of year                       1,057       1,174         254
                                                                  --------    --------    --------
Cash and cash equivalents at end of year                          $  4,371    $  1,057    $  1,174
                                                                  ========    ========    ========

                    See accompanying notes to consolidated financial statements.






                               EMRISE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                          YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                                         (IN THOUSANDS)


                                                                        2005     2004     2003
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:                     ------   ------   ------
   Cash paid during the year for:
     Interest                                                          $  439   $  367   $  382
                                                                       ======   ======   ======
     Income taxes                                                      $  341   $  428   $   81
                                                                       ======   ======   ======

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING
   ACTIVITIES:
   Issuance of subordinated notes for Larus acquisition                $   --   $3,000   $   --
                                                                       ======   ======   ======
   Common stock issued upon conversion of redeemable preferred stock   $   --   $    3   $  287
                                                                       ======   ======   ======
   Accretion of redeemable preferred stock                             $   --   $   --   $    4
                                                                       ======   ======   ======
   Common stock issued to acquire Larus                                $   --   $1,000   $   --
                                                                       ======   ======   ======

                  See accompanying notes to consolidated financial statements.

                                              F-8

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

         EMRISE Corporation (the "Company"), operates through three wholly-owned subsidiaries: EMRISE Electronics Corporation ("EMRISE Electronics"), CXR Larus Corporation ("CXR Larus"), and CXR Anderson Jacobson ("CXR-AJ"). EMRISE Electronics and its subsidiaries design, develop, manufacture and market electronic components for defense, aerospace and industrial markets. CXR Larus and CXR-AJ design, develop, manufacture and market network access and transmission products and communications test equipment. CXR Larus also engages in the manufacture and sale of satellite communication timing and synchronization products. The Company conducts its operations out of various facilities in the United States, France, the United Kingdom and Japan and organizes itself in two product line segments: electronic components and communications equipment.

BASIS OF PRESENTATION

         The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and each of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

         The Company derives revenues from sales of electronic components and communications equipment products and services. The Company's sales are based upon written agreements or purchase orders that identify the type and quantity of the item being purchased and the purchase price. The Company recognizes revenue when shipment of products has occurred or services have been rendered, no significant obligations remain on the Company's part, and collectibility is reasonably assured based on the Company's credit and collections practices and policies.

         The Company recognizes revenue from domestic sales of its electronic components and communications equipment at the point of shipment of those products. Product returns are infrequent and require prior authorization because the Company's sales are final and the Company quality tests its products prior to shipment to ensure they meet the specifications of the binding purchase orders under which they are shipped. Normally, when a customer requests and receives authorization to return a product, the request is accompanied by a purchase order for a replacement product.

         Revenue recognition for products and services provided by the Company's United Kingdom subsidiaries, which include EMRISE Electronics Ltd. ("EEL"), XCEL Power Systems, Ltd. ("XPS") and Pascall Electronics Ltd. ("Pascall"), depends upon the type of contract involved. Engineering/design services contracts generally entail design and production of a prototype over a term of up to several years, with all revenue deferred until all services under the contracts have been completed. Engineering/design services were not significant in 2005, 2004 and 2003. Production contracts provide for a specific quantity of products to be produced over a specific period of time. Customers issue binding purchase orders for each suborder to be produced. At the time each suborder is shipped to the customer, the Company recognizes revenue relating to the products included in that suborder. Returns are infrequent and permitted only with prior authorization because these products are custom made to order based on binding purchase orders and are quality tested prior to shipment. Generally, these products carry a one-year limited parts and labor warranty. The Company's U.K. subsidiaries do not offer customer discounts, rebates or price protection on these products.

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (CONTINUED)

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

         Generally, the Company's electronic components, network access and transmission products and satellite communication timing and synchronization products carry a one-year limited parts and labor warranty. The Company's communications test instruments and European network access and transmission products carry a two-year limited parts and labor warranty. Products returned under warranty are tested and repaired or replaced at the Company's option. Historically, warranty repairs have not been material. The Company does not offer customer discounts, rebates or price protection on these products.

         Revenues from services such as repairs and modifications are recognized when the service has been completed and invoiced. For repairs that involve shipment of a repaired product, the Company recognizes repair revenues when the product is shipped back to the customer. Service revenues represented 2.6%, 5.7% and 3.1% of net sales in 2005, 2004 and 2003, respectively.

         RO Associates, Inc. ("RO") generates a portion of its revenue from royalties. Royalty income is recognized when the technology rights have transferred to the licensee. For agreements that provide the licensees the right to manufacture and sell our proprietary products, the Company recognizes initial license fee revenue upon delivery of the product technology. The Company recognizes guaranteed minimum license royalties as revenue as they become due. Per unit royalties that exceed the guaranteed minimum are recognized as earned when reported.

         Shipping and handling fees billed to customers totaled $261,000 for the year ended December 31, 2005 and were charged to cost of sales. Such amounts were not significant for the year ended December 31, 2004. Shipping and handling fees billed to international customers are included in net sales and totaled less than 1.0% of net sales for the years ended December 31, 2005, 2004 and 2003. Depending on the operating division, shipping and handling costs are included in cost of sales or selling, general and administrative expenses. Freight is charged to cost of sales and the charge is reversed when the customer is invoiced for the freight.

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of all highly liquid investments with an original maturity of three months or less when purchased. As of December 31, 2005, 2004 and 2003, cash in foreign accounts was $2,447,000, $1,035,000 and
$535,000, respectively.

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (CONTINUED)


INVENTORIES

         The Company's finished goods electronic components inventories generally are built to order. The Company's communications equipment inventories generally are built to forecast, which requires the Company to produce a larger amount of finished goods in its communications equipment business so that the Company's customers can promptly be served. The Company's products consist of numerous electronic and other parts, which necessitates that it exercise detailed inventory management. The Company values its inventory at the lower of the actual cost to purchase or manufacture the inventory (first-in, first-out) or the current estimated market value of the inventory (net realizable value). The Company performs physical inventories at least once a year. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on its estimated forecast of product demand and production requirements for the next twelve months. Additionally, to determine inventory write-down provisions, the Company reviews product line inventory levels and individual items as necessary and periodically reviews assumptions about forecasted demand and market conditions. Any parts or finished goods that are determined to be obsolete, either in connection with the physical count or at other times of observation, are reserved for and subsequently discarded and written-off.

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

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (CONTINUED)


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

PRODUCT WARRANTY LIABILITIES

         Generally, the Company's electronic components, network access and transmission products and satellite communication timing and synchronization products carry a one-year limited parts and labor warranty and the Company's communications test instruments and European network access and transmission products carry a two-year limited parts and labor warranty. Products returned under warranty typically are tested and repaired or replaced at the Company's option. Historically, the Company has not experienced significant warranty costs or returns.

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

         The changes in the Company's product warranty liability during 2005 and 2004 were as follows:

                                                        Year Ended December 31,
                                                        2005            2004
                                                    ------------   ------------
Liability, beginning of year                        $     64,000   $     79,000
Expense for new warranties issued                         86,000         64,000
Warranty claims                                               --        (79,000)
                                                    ------------   ------------
Liability, end of year                              $    150,000   $     64,000
                                                    ============   ============

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

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (CONTINUED)


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

         The following table sets forth the net income and basic and diluted earnings per share for the periods presented as if the Company had elected the fair value method of accounting for stock options:

                                                              2005             2004              2003
                                                          -------------    -------------    -------------
Net income:
   As reported                                            $   1,288,000    $   1,480,000    $   1,161,000
   Add:  Stock-based compensation expense included in
     reported net income, net of related tax effect                  --               --               --
   Deduct:  Stock-based compensation expense determined
     under the fair value-based method, net of related
     tax effect                                                (819,000)        (127,000)         (45,000)
                                                          -------------    -------------    -------------
   Pro forma                                              $     469,000    $   1,353,000    $   1,116,000
                                                          =============    =============    =============

Basic earnings per share:
   As reported                                            $        0.03    $        0.06    $        0.05
   Add: Stock-based compensation expense included in
     reported net income, net of related tax effect                  --               --               --
   Deduct: Stock-based compensation expense determined
     under the fair value-based method, net of related
     tax effect                                                   (0.02)              --               --
                                                          -------------    -------------    -------------

   Pro forma                                              $        0.01    $        0.06    $        0.05
                                                          =============    =============    =============

Diluted earnings per share:
   As reported                                            $        0.03    $        0.06    $        0.05
   Add: Stock-based compensation expense included in
     reported net income, net of related tax effect                  --               --               --
   Deduct: Stock-based compensation expensed determined
     under the fair value-based method, net of related
     tax effect                                                   (0.02)           (0.01)              --
                                                          -------------    -------------    -------------
   Pro forma                                              $        0.01    $        0.05    $        0.05
                                                          =============    =============    =============

         The above calculations include the effects of all grants in the periods presented. Because options often vest over several years and additional awards are made each year, the results shown above may not be representative of the effects on net income or loss in future periods. The calculations were based on a Black-Scholes pricing model with the following assumptions: no dividend yield; expected volatility of 88% to 107%; risk-free interest rate of 3% to 4.25%; expected lives of 7 years.

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (CONTINUED)


EARNINGS PER SHARE

         Earnings per share is calculated according to SFAS No. 128, "Earnings Per Share." Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding during the year. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the Company.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. This statement defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2005 and 2004, the fair value of all financial instruments approximated carrying value.

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

         The Company's accounts receivable result from sales to a broad customer base. The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. Accounts receivable are generally due within 30 days in the Company's U.S., France and U.K. operations and are stated net of an allowance for doubtful accounts. Accounts outstanding for longer than the contractual payment terms are considered past due. Provisions for uncollectible accounts are made based on the Company's specific assessment of the collectibility of all past due accounts. Credit losses are provided for in the financial statements and consistently have been within management's expectations. Sales to Rockwell Collins, Inc. represented approximately 10% of our total net sales during 2005. No other customer represented 10% or more of our total net sales for that period. Sales to BAE Systems companies represented 15% and 13% of total net sales in 2004 and 2003, respectively.

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (CONTINUED)


FOREIGN CURRENCY TRANSLATION

         The accounts of foreign subsidiaries have been translated using the local currency as the functional currency. Accordingly, foreign currency denominated assets and liabilities have been translated to U.S. dollars at the current rate of exchange on the balance sheet date and at the average for the period reported for the statement of operations. The effects of translation are recorded as a separate component of stockholders' equity in accumulated other comprehensive income (loss). Exchange gains and losses arising from transactions denominated in foreign currencies are translated at the exchange rates applicable on the dates of the transactions and are included in operations.

RECLASSIFICATIONS

         Certain reclassifications have been made to the prior years' financial statements to be consistent with the 2005 presentation.

(2)      INVENTORIES

         Inventories are summarized as follows as of December 31:

                                                       2005             2004
                                                    -----------     -----------
Raw materials                                       $ 4,668,000     $ 3,222,000
Work-in-process                                       2,716,000       1,280,000
Finished goods                                        2,893,000       1,989,000
                                                    -----------     -----------
                                                    $10,277,000     $ 6,491,000
                                                    ===========     ===========

         Included in the amounts above are allowances for inventory obsolescence of $4,053,000 and $2,251,000 at December 31, 2005 and 2004, respectively.
Allowances for inventory obsolescence are recorded as necessary to reduce obsolete inventory to estimated net realizable value or to specifically reserve for obsolete inventory that the Company intends to dispose of. The inventory items identified for disposal at each year end are generally discarded during the following year.

(3)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following as of December 31:

                                                       2005             2004
                                                    -----------     -----------

Land and buildings                                  $   343,000     $   390,000
Machinery, equipment and fixtures                     4,002,000       3,999,000
Leasehold improvements                                  663,000         482,000
                                                    -----------     -----------
                                                      5,008,000       4,871,000
Accumulated depreciation and amortization            (2,935,000)     (3,962,000)
                                                    -----------     -----------
                                                    $ 2,073,000     $   909,000
                                                    ===========     ===========

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (CONTINUED)


(4)      GOODWILL AMORTIZATION AND IMPAIRMENT TESTING


         SFAS No. 142, "Goodwill and Other Intangible Assets," disallows the amortization of goodwill and provides for impairment testing of goodwill carrying values on an annual basis or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In applying SFAS No. 142, the Company performed the transitional reassessment and impairment tests required as of January 1, 2002. At the time of adoption, the Company had $1,084,000 of accumulated amortization of goodwill. The Company performed its annual required tests of impairment as of December 31, 2005, 2004 and 2003 for goodwill in the electronic components segment and the communications equipment segment reporting units. No events or changes in circumstances occurred between annual tests that would have required an interim goodwill impairment test.

(5)      LINES OF CREDIT

         Outstanding borrowings under the Company's revolving lines of credit were as follows as of December 31:

                                                       2005             2004
                                                    -----------     -----------
Line of credit with a U.S. commercial lender        $        --     $   118,000
Lines of credit with foreign banks                    3,283,000         760,000
                                                    -----------     -----------
                                                    $ 3,283,000     $   878,000
                                                    ===========     ===========

(6)      CREDIT FACILITIES

         On August 25, 2005, the Company, together with two subsidiaries, CXR Laurus and EMRISE Electronics, acting as guarantors, obtained a credit facility from Wells Fargo Bank, N.A. for the Company's U.S. operations. As guarantors, each of CXR Telcom Corporation and EMRISE Electronics is jointly and severally liable with the Company for up to $9,000,000. This facility is effective through September 1, 2006. The credit facility has no prepayment penalty and is subject to an unused commitment fee equal to 0.25% per annum, payable quarterly based on the average daily unused amount of the line of credit described in the following paragraph.

         The credit facility provides a $9,000,000 revolving line of credit secured by accounts receivable, other rights to payment and general intangibles, inventories and equipment. Borrowings do not need to be supported by specific receivables or inventory balances unless aggregate borrowings under the line of credit exceed $2,000,000 at any time (a "conversion event"). The bank has informally notified the Company it intends to raise this limit to $3,000,000. If a conversion event occurs, the line of credit will covert into a formula-based line of credit until the borrowings are equal to or less than $2,000,000. The formula generally provides that the outstanding borrowings under the line of credit may not exceed an aggregate of 80% of eligible accounts receivable plus 30% of the value of eligible finished goods inventory. Interest is payable monthly. The interest rate is variable and is adjusted monthly based on the prime rate. The prime rate at December 31, 2005 was 7.25%.

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (CONTINUED)


         The credit facility is subject to various financial covenants on a consolidated basis, which were updated on November 17, 2005 as follows. The minimum debt service coverage ratio must be greater than 1.25:1.00 on a trailing four-quarter basis. "Debt service coverage ratio" is defined as net profit after taxes, plus depreciation, plus amortization, plus or minus net distributions, divided by the sum of the current portion of long-term debt plus capitalized lease payments. The current ratio must be not less than 1.50:1.00, determined as of each fiscal quarter end. "Current ratio" is defined as total current assets divided by total current liabilities. Annual net profit after taxes must be greater than $500,000, determined as of each fiscal quarter end on a rolling four-quarter basis; provided that the Company may not sustain net loss after tax in any two consecutive fiscal quarters and no fiscal quarter losses to exceed $300,000. Total liabilities divided by tangible net worth of the Company must not at any time be greater than 1.75:1.00, determined as of each fiscal quarter end. Tangible net worth of the Company must not at any time be less than $12,000,000 measured at the end of each quarter. "Total liabilities" is defined as current liabilities plus non-current liabilities, minus subordinated debt. "Tangible net worth" is defined as stockholders' equity plus subordinated debt, minus intangible assets.

         As of December 31, 2005, the Company had no outstanding balance owing under the revolving credit line, and the Company had $2,000,000 of availability on the non-formula based portion of the credit line. As of December 31, 2005, the Company was in compliance with each of the covenants of the credit facility.

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

         The credit facility also provides for a term loan of $150,000 secured by equipment, amortizable over 36 months at a variable rate equal to the prime rate plus 1.5%. The term loan portion of the facility had a balance of $75,000 at December 31, 2005.

         Wells Fargo Bank, N.A. has also provided the Company with credit for the purchase of new capital equipment when needed of which a balance of $123,000 was outstanding at December 31, 2005. The interest rate is equal to the 90-day London InterBank Offered Rate ("LIBOR") (4.54% at December 31, 2005) plus 3.75% per annum. Amounts borrowed under this arrangements are amortized over 60 months from the respective dates of borrowing and are secured by the purchased equipment.

         As of December 31, 2005, the Company's foreign subsidiaries had credit facilities, including lines of credit and term loans, with Lloyds TSB Bank PLC ("Lloyds TSB") and Lloyds TSB Commercial Finance Limited ("Lloyds") in England, IFN Finance, a subsidiary of ABN AMRO Holdings, N.V., Banc National de Paris, Societe Generale in France, and Sogelease and Johnan Shinkin Bank in Japan. At December 31, 2005, the balances outstanding under the Company's United Kingdom, France and Japan credit facilities were $3,006,000, $1,090,000 and $32,000, respectively.

         On July 8, 2005, XPS and Pascall obtained a credit facility with Lloyds. At the same time, the credit facility of Venture Finance PLC, a subsidiary of ABN AMRO Holdings, N.V., was terminated, and all debt to Venture Finance PLC was paid off. The Lloyds facility provides a revolving loan secured by receivables, with a maximum availability of 2,100,000 British pounds sterling (approximately U.S. $3,613,000 based on the exchange rate in effect on December 31, 2005). The annual interest rate on the revolving loan is 1.5% above the Lloyds TSB base rate. The Lloyds TSB base rate was 4.5% at December 31, 2005. This credit facility covers a period of 24 months, expiring on July 31, 2007. The financial covenants include a 50% cap on combined export gross sales of XPS and Pascall and days sales outstanding of less than 65 days, and the funding balance is capped at 125% of XPS and Pascall combined gross sales.

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (CONTINUED)


         On August 26, 2005, XPS entered into an agreement with Lloyds for an unsecured cashflow loan of 300,000 British pounds sterling (approximately U.S. $516,000 based on the exchange rate in effect on December 31, 2005), payable over 12 months. The loan is structured as an overadvance on the previously negotiated 2,100,000 British pounds sterling revolving loan with Lloyds, bringing the maximum aggregate commitment on the revolving loan to 2,400,000 British pounds sterling (approximately U.S. $4,129,000 based on the exchange rate in effect on December 31, 2005).

         The unsecured cashflow loan of 300,000 British pounds sterling is payable at a rate of 25,000 British pounds sterling per month, the first payment falling due one month after initial drawdown on the revolving loan. The interest rate is variable and is adjusted monthly based on the base rate of Lloyds TSB plus 1.9%. The Lloyds TSB base rate at December 31, 2005 was 4.5%. Lloyds TSB has sole discretion to switch the details on this overadvance account if Lloyds determines that we will have difficulty in meeting the specific reductions in the overadvance account.

         Lloyds TSB also issued XPS a 500,000 British pound sterling equivalent to U.S. $860,000 at the exchange rate of December 31, 2005. The loan is payable over 36 months with monthly payments of 15,820 British pounds sterling. The interest rate is the Lloyds TSB rate which was 4.5% at December 31, 2005 plus 2.5%. This loan has a covenant requiring that consolidated profit before tax and interest paid and payable of our U.K. companies be not less than 500% of consolidated interest paid or payable for the period covered by the account. The Company failed to comply with this covenant and received a waiver. The Company and the bank are reviewing the covenants for possible amendment.

         On August 26, 2005, EEL, a United Kingdom-based subsidiary of the Company, entered into an agreement with Lloyds TSB for an unsecured term loan for 500,000 British pounds sterling (approximately U.S. $860,000 based on the exchange rate in effect on December 31, 2005). This loan is repayable in 36 consecutive monthly installments, representing principal and interest. The interest rate is variable and is adjusted daily based on the Lloyds TSB base rate plus 2.5%. The Lloyds TSB base rate at December 31, 2005 was 4.5%. The loan also includes financial covenants. EEL must maintain consolidated profit before taxation and interest paid and payable of no less than 500% of the consolidated interest paid and payable. Additionally, EEL must maintain consolidated profit before taxation, depreciation, amortization of goodwill and other intangibles and interest paid and payable of no less than 300% of the consolidated principal repayments and the consolidated interest paid and payable.

         In the event of a default, Lloyds may make the loan, including any outstanding principal and interest which has accrued, repayable on demand. If any amount payable is not paid when due, EEL must pay an increased interest rate per annum equal to 3% above the rate of interest in effect from time to time under the note.

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (CONTINUED)


         In April 2003, CXR-AJ obtained a credit facility from IFN Finance, a subsidiary of ABN AMRO N.V. This credit facility is for a maximum of $1,421,000 based on the exchange rate in effect at December 31, 2005 for the conversion of euros into United States dollars. CXR-AJ also had $34,000 of term loans with two French banks outstanding as of September 30,2005. The IFN Finance facility is secured by accounts receivable and carries an annual interest rate of 1.6% above the French "T4M" rate. At December 31, 2005, the French T4M rate was 2.26%, and this facility had a balance of $1,056,000. This facility has no financial performance covenants.

         XCEL Japan Ltd., or XJL, obtained a term loan on November 29, 2002 from Johnan Shinkin Bank. The loan is amortized over five years, carries an annual fixed interest rate of 3.25% and is secured by the assets of XJL. The balances of the loan as of December 31, 2005 and 2004 were $32,000 and $73,000, respectively, using the exchange rates in effect at those dates for conversion of Japanese yen into United States dollars. There are no financial performance covenants applicable to this loan.

(7)      LONG-TERM DEBT

         A summary of long-term debt follows as of December 31:

                                                        2005           2004
                                                    ------------   ------------
Term notes payable to U.S. commercial lender (a)    $     75,000   $    184,000
Term notes payable to foreign banks (b)                  844,000        833,000
Capitalized lease and equipment loan obligations (c)     327,000        179,000
                                                    ------------   ------------
                                                       1,246,000      1,196,000
Current portion                                         (504,000)      (211,000)
                                                    ------------   ------------
                                                    $    742,000   $    985,000
                                                    ============   ============
---------------

         (a) The Company's domestic credit facility with Wells Fargo Bank, N.A. provides for a term loan of $150,000 secured by equipment, amortizable over 36 months at a variable rate equal to the prime rate plus 1.5%. The term loan portion of the facility had balances of $75,000 and $126,000 at December 31, 2005 and 2004, respectively.

         (b) The Company has agreements with several foreign banks that include term borrowings that mature at various dates through 2008. Interest rates on the borrowings bear interest at rates ranging from 3.25% to 7% and are payable in monthly installments. The balances by country of origination at December 31, 2005 were: United Kingdom - $778,000; France - $34,000; and Japan - $32,000. At December 31, 2004, the
                  balances by country of origination were: United Kingdom - $715,000; France - $62,000; and Japan - $56,000.

                  The unsecured United Kingdom term loan in the original principal amount of $860,000 is payable over 36 months commencing in September 2005 at $24,000 per month and interest is the base rate plus 2.5%.

                  The term loans in France had aggregate balances of $34,000 and $62,000 at December 31, 2005 and 2004, respectively, and is payable over 60 months and secured by the assets of the local subsidiary, bears an annual interest rate of 4% and is not subject to financial performance covenants.

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (CONTINUED)


                  The term loan in Japan is a five-year amortizable loan that commenced in November 2002 and had balances of $32,000 and $56,000 as of December 31, 2005 and 2004, respectively, carries an annual fixed interest rate of 3.25%, is secured by the Japanese subsidiary's assets and is not subject to financial performance covenants.

         (c) Capitalized lease obligations are calculated using interest rates appropriate at the inception of the lease and range from 6% to 18%. Leases are amortized over the lease term using the effective interest method. The leases all contain bargain purchase options and expire at various dates through December 31, 2017. Wells Fargo Bank, N.A. has provided capital equipment loans with balances at December 31, 2005 of $123,000. The capital equipment loans are amortized over five years and bear interest at the bank's 30-day LIBOR plus 4%.

         Principal maturities related to long-term debt, including loans from stockholders (Note 17), as of December 31, 2005 were as follows:

             Year Ending December 31,                  Amount
             ------------------------               -----------
                       2006                         $ 1,004,000
                       2007                             923,000
                       2008                             756,000
                       2009                             538,000
                       2010                             275,000
                                                    -----------
                      Total                         $ 3,496,000
                                                    ===========

(8)      ACCRUED EXPENSES

         Accrued expenses as of December 31 consisted of the following:

                                                        2005           2004
                                                    ------------   ------------
          Accrued salaries                          $    675,000   $    805,000
          Accrued payroll taxes and benefits             735,000        491,000
          Advance payments from customers                219,000         77,000
          Other accrued expenses                       1,942,000      1,641,000
                                                    ------------   ------------
          Total accrued expenses                    $  3,571,000   $  3,014,000
                                                    ============   ============

         No other individual item represented more than 5% of total current liabilities.

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (CONTINUED)


(9)      STOCKHOLDERS' EQUITY

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

         o The 1997 Stock Incentive Plan (the "1997 Plan") provides that options granted may be either qualified or nonqualified stock options and are required to be granted at fair market value on the date of grant. Subject to termination of employment, options may expire up to ten years from the date of grant and are nontransferable other than in the event of death, disability or certain other transfers that the committee of the board of directors administering the 1997 Plan may permit. Up to 1,600,000 stock options were authorized to be granted under the 1997 Plan. All outstanding options of former optionholders under the XET 1987 Employee Stock Option Plan were converted to options under the 1997 Plan as of the date of the merger between the Company and EMRISE Electronics at the exchange rate of 1.451478. The board of directors does not intend to issue any additional options under this plan.

         o The 2000 Stock Option Plan was adopted by the board of directors in November 2000 and approved by the stockholders on January 16, 2001. The board of directors adopted the Amended and Restated 2000 Stock Option Plan (the "2000 Plan") effective as of August 3, 2001. Under the 2000 Plan, options granted may be either incentive or nonqualified options. Incentive options must have an exercise price of not less than the fair market value of a share of common stock on the date of grant. Nonqualified options must have an exercise price of not less than 85% of the fair market value of a share of common stock on the date of grant. Up to 2,000,000 options may be granted under the 2000 Plan. No option may be exercised more than ten years after the date of grant.

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

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (CONTINUED)


         The following table shows activity in the outstanding options for the years ended December 31, 2005, 2004 and 2003:

                                              2005                      2004                    2003
                                     ----------------------   ----------------------   ----------------------
                                                   Weighted                 Weighted                 Weighted
                                                   Average                  Average                  Average
                                                   Exercise                 Exercise                 Exercise
                                        Shares       Price       Shares       Price        Shares      Price
                                     -----------   --------   ----------    --------   -----------    -------
Outstanding at beginning of year       2,133,000    $  0.97    1,729,000     $  0.96     1,432,000      $1.11
Granted                                  725,000    $  1.92      424,000     $  0.96       344,000      $0.35
Exercised                               (106,000)   $  0.38      (19,000)    $  0.33       (28,000)     $0.24
Forfeited                               (644,000)   $  1.88       (1,000)    $  3.44       (19,000)     $2.21
--------------------------------     -----------   --------   ----------    --------   -----------    -------
Outstanding at end of year             2,108,000    $  1.05    2,133,000     $  0.97     1,729,000      $0.96
                                     ===========   ========   ==========    ========   ===========    ========

         The following table summarizes information with respect to stock options at December 31, 2005:

                                  Options                                         Options Exercisable
                       ------------------------------------                   --------------------------
                           Number         Weighted Average      Weighted        Number          Weighted
      Range of          Outstanding          Remaining          Average       Exercisable        Average
      Exercise          December 31,      Contractual Life      Exercise      December 31,      Exercise
       Price                2005               (Years)            Price           2005            Price
----------------        ------------      -----------------    -----------    ------------    ------------
$0.20 to $1.00            1,317,000             6.08             $  0.54        1,217,000        $  0.46
$1.01 to $2.00              780,000             9.38                1.87          680,000           1.93
$3.01 to $4.00               11,000             0.62                3.13           11,000           3.13
                        ------------      -----------------    -----------    ------------    ------------
                          2,108,000             7.27             $  1.05        1,908,000        $  1.00
                        ============      =================    ===========    ============    ============

         The fair value of options granted during 2005 was $738,000 at a weighted average value of $1.02. The fair value of options granted during 2004 was $337,000, at a weighted average value of $0.79 per share. The fair value of options granted during 2003 was $42,000, at a weighted average value of $0.12 per share.

         If the Company had instead elected the fair value method of accounting for stock-based compensation, compensation cost would be accrued at the estimated fair value of all stock option grants over the service period, regardless of later changes in stock prices and price volatility. The fair value at date of grant for options granted in 2005, 2004 and 2003 has been estimated based on a Black-Scholes pricing model with the following assumptions: no dividend yield; expected volatility of 88% to 92% in 2005, 92% to 107% in 2004 and 92% in 2003; risk-free interest rate of 3.0% to 4.25%; and average expected lives of seven years.

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (CONTINUED)

         The board of directors has also authorized the issuance of common stock purchase warrants to certain officers, directors, stockholders, key employees and other parties as follows:

                                                                                            Exercise Price
                                                                     Number        ----------------------------------
                                                                    of Shares        Per Share          Total
                                                                 ----------------- ---------------- -----------------
Balance outstanding at December 31, 2002                              404,000      $0.25 to $2.50     $   273,000
Warrants issued                                                       401,000       0.75 to 1.00          325,000
Warrants expired/forfeited                                           (138,000)          0.66              (91,000)
Warrants exercised                                                    (14,000)          0.66               (9,000)
                                                                 ----------------- ---------------- -----------------
Balance outstanding at December 31, 2003                              653,000      $0.25 to $2.50     $   498,000
                                                                 ----------------- ---------------- -----------------
Warrants issued                                                       250,000       0.85 to 1.30          299,000
Warrants expired/forfeited                                            (32,000)          2.50              (80,000)
Warrants exercised                                                    (65,000)      0.25 to 0.31          (17,000)
                                                                 ----------------- ---------------- -----------------
Balance outstanding at December 31, 2004                              806,000      $0.31 to $1.30     $   698,000
                                                                 ----------------- ---------------- -----------------
Warrants issued                                                     3,886,000       1.73 to 2.00        6,741,000
Warrants exercised                                                   (205,000)      0.39 to 0.75         (111,000)
                                                                 ----------------- ---------------- -----------------
Balance outstanding at December 31, 2005                            4,487,000      $0.75 to $2.00      $7,328,000
                                                                 ================= ================ =================

         During 2005, the Company issued warrants to purchase up to 3,886,000 shares of common stock at exercise prices ranging from of $1.73 to $2.00 (3,776,000 in conjunction with the Company's January 2005 stock offering and 110,000 as compensation for services rendered). The estimated value of the warrants issued during 2005 for services rendered was $23,000 and was calculated using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 3%, expected life of 3 years, no dividend yield, and an expected volatility of 107.19%.

         During 2004, the Company issued warrants to purchase up to 250,000 shares of common stock at exercise prices ranging from of $0.85 to $1.30 per share in consideration for services rendered or to be rendered and in connection with the acquisition of Larus Corporation. The estimated value of the warrants issued during 2004 for services rendered was $38,000 and was calculated using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 2.5% to 3.25%, expected life of 3 years, no dividend yield, and an expected volatility of 107%. The estimated value of the warrants issued in connection with the acquisition of Larus Corporation was $72,526 and was calculated using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 3.25%, expected life of three years, no dividend yield, and an expected volatility of 107.19%.

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

         As of December 31, 2005, the Company was authorized to issue 150,000,000 shares of common stock. As of that date, the Company had 37,550,250 shares of common stock outstanding and 6,594,443 shares of common stock that could become issuable pursuant to the exercise of outstanding stock options and warrants.

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (CONTINUED)

         As described in Note 18, the Company issued shares of common stock and warrants to purchase shares of common stock in a private offering on January 5, 2005.

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

(10)     INCOME TAXES

         The Company files a consolidated U.S. federal income tax return. This return includes all domestic companies 80% or more owned by the Company. State tax returns are filed on a consolidated, combined or separate basis depending on the applicable laws relating to the Company and its domestic subsidiaries.

         Income before income taxes was taxed under the following jurisdictions for the years ended December 31:

                                            2005         2004           2003
                                        -----------   -----------   -----------
Domestic                                $  (134,000)  $   884,000   $   184,000
Foreign                                   1,155,000       645,000     1,263,000
                                        -----------   -----------   -----------
Total                                   $ 1,021,000   $ 1,529,000   $ 1,447,000
                                        ===========   ===========   ===========

         Income tax expense (benefit) consisted of the following for the years ended December 31:

                                            2005         2004           2003
                                        -----------   -----------   -----------
Current
   Federal                              $        --   $    34,000   $    26,000
   State                                         --        41,000        55,000
   Foreign                                  535,000       180,000       351,000
                                        -----------   -----------   -----------
Total current                           $   535,000   $   255,000   $   432,000
                                        ===========   ===========   ===========

Deferred
   Federal                              $  (705,000)  $  (193,000)  $  (132,000)
   State                                     30,000       (11,000)      (14,000)
   Foreign                                 (127,000)       (2,000)           --
                                        -----------   -----------   -----------
Total deferred                          $  (802,000)  $  (206,000)  $  (146,000)
                                        ===========   ===========   ===========

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (CONTINUED)


                                            2005         2004           2003
                                        -----------   -----------   -----------

Total
   Federal                              $  (705,000)  $  (159,000)  $  (106,000)
   State                                     30,000        30,000        41,000
   Foreign                                  408,000       178,000       351,000
                                        -----------   -----------   -----------
Total                                   $  (267,000)  $    49,000   $   286,000
                                        ===========   ===========   ===========

         Income tax expense (benefit) differed from the amount obtained by applying the statutory federal income tax rate of 34% to income before income taxes as follows for the years ended December 31:


                                            2005         2004           2003
                                        -----------   -----------   -----------

Tax at U.S. federal statutory rate      $   347,000   $   520,000   $   492,000
State taxes, net of federal income
  tax benefit                                30,000        41,000        43,000
Foreign income taxes                        (42,000)      248,000       (63,000)
Change in valuation allowances             (555,000)     (179,000)     (182,000)
Permanent differences                       (47,000)       (6,000)       12,000
Utilization of net operating losses              --      (575,000)           --
Other                                            --            --       (16,000)
                                        -----------   -----------   -----------
                                        $  (267,000)  $    49,000   $   286,000
                                        ===========   ===========   ===========

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities were as follows as of December 31:

                                                        2005           2004
                                                    ------------   ------------
Deferred tax assets:
    Fixed assets depreciation                       $         --   $    282,000
    Allowance for doubtful accounts                       44,000         12,000
    Inventory reserves and uniform capitalization        770,000        393,000
    Other accrued liabilities                            361,000        179,000
    Deferred compensation                                118,000        122,000
    Alternative minimum tax credit carryforwards         142,000        142,000
    Capital loss carryforwards                           136,000        136,000
    Net operating loss carryforwards                  13,122,000     11,740,000
                                                    ------------   ------------
Total deferred tax assets                             14,693,000     13,006,000
Valuation allowance for deferred tax assets          (13,307,000)   (12,654,000)
                                                    ------------   ------------
Deferred tax assets (current)                          1,386,000        352,000
                                                    ------------   ------------

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (CONTINUED)


                                                        2005           2004
                                                    ------------   ------------

Deferred tax liabilities:
    Depreciation                                         (51,000)            --
    Intangible assets other than goodwill             (1,057,000)    (1,400,000)
                                                    ------------   ------------
Deferred tax liabilities (long-term)                  (1,108,000)    (1,400,000)
                                                    ------------   ------------
Net deferred tax assets (liabilities)               $    278,000   $ (1,048,000)
                                                    ============   ============

         As of December 31, 2005, the Company had recorded $1,386,000 of net deferred tax assets and $1,108,000 of deferred tax liabilities. The Company had federal and state net operating loss carryforwards of approximately $38,979,000 and $36,056,000 as of December 31, 2005 and 2004, respectively, that expire at various dates through 2023. As of December 31, 2005 and 2004, the Company recorded a valuation allowance on the deferred tax asset. Management believes sufficient uncertainty exists regarding the realizability of the deferred tax asset items and that a valuation allowance is required. Management considers projected future taxable income and tax planning strategies in making this assessment. For the years ended December 31, 2005 and 2004, management recorded reduction in its valuation allowances of $555,000 and $179,000, respectively, based on the domestic book income in 2005 and 2004 and projections for future taxable income over periods that the deferred assets are deductible. Management believes that it is more likely than not that the Company will realize the benefits of its net deferred tax asset. The amount of the deferred tax assets considered realizable, however, could materially change in the near future if estimates of future taxable income during the carryforward period are changed.

         As a result of the merger in 1997 of the privately held EMRISE Electronics with a wholly-owned, newly formed subsidiary of the Company, with EMRISE Electronics as the surviving subsidiary, the Company experienced a more than 50% ownership change for federal income tax purposes. As a result, an annual limitation will be placed upon the Company's ability to realize the benefit of a significant portion of its federal net operating loss and credit carryforwards. The Company currently has $9,606,000 of net operating losses not subject to annual limitation, as these losses were generated subsequent to the 50% change in ownership. The remaining net operating loss of $29,373,000 generated before the change in ownership is subject to the annual limitation. Of the $29,373,000 net operating loss carryforward subject to limitation, approximately $276,000 per year is available to offset future federal taxable income.

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (CONTINUED)

(11)     EARNINGS PER SHARE

         The following table illustrates the computation of basic and diluted earnings per share:

                                                                      2005           2004          2003
                                                                  ------------   ------------   ------------
NUMERATOR:
Net income                                                        $  1,288,000   $  1,480,000   $  1,161,000
     Less: accretion of the excess of the redemption value
     over the carrying value of redeemable preferred stock                  --             --         (4,000)
                                                                  ------------   ------------   ------------
Income attributable to common stockholders                        $  1,288,000   $  1,480,000   $  1,157,000
                                                                  ============   ============   ============
DENOMINATOR:
Weighted average number of common shares outstanding
   during the period - basic                                        37,253,000     24,063,000     22,567,000
Incremental shares from assumed conversions of warrants,
   options and preferred stock                                       1,195,000        776,000      1,244,000
                                                                  ------------   ------------   ------------
Adjusted weighted average shares - diluted                          38,448,000     24,839,000     23,811,000
                                                                  ============   ============   ============
Basic earnings per share                                          $       0.03   $       0.06   $       0.05
                                                                  ============   ============   ============
Diluted earnings per share                                        $       0.03   $       0.06   $       0.05
                                                                  ============   ============   ============

         The following table shows the common stock equivalents that were outstanding as of December 31, 2005 and 2004 but were not included in the computation of diluted earnings per share because the options' or warrants' exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive:

                                                            Number        Exercise Price
                                                          of Shares         Per Share
                                                          ---------       ---------------
Anti-dilutive common stock options:
    As of December 31, 2005                                 686,000           $2.00
    As of December 31, 2004                               1,027,000       $1.00 to $3.44

Anti-dilutive common stock warrants:
    As of December 31, 2005                               3,886,000       $1.73 to $2.00
    As of December 31, 2004                                 326,000       $1.00 to $1.30


(12)     COMMITMENTS AND CONTINGENCIES

LEASES

         The Company conducts most of its operations from leased facilities under operating leases that expire at various dates through 2013. The leases generally require the Company to pay all maintenance, insurance and property tax costs and contain provisions for rent increases. Total rent expense, net of sublease income, for 2005, 2004 and 2003 was approximately $885,000, $1,070,000 and $909,000, respectively.

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (CONTINUED)


         The future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year (including the related party lease discussed in Note 16) are as follows:

              Year Ending December 31,                Amount
              ------------------------             ------------
                        2006                       $  1,202,000
                        2007                          1,140,000
                        2008                            745,000
                        2009                            551,000
                        2010                            430,000
                 2011 and thereafter                    162,000
                                                   ------------
                        Total                      $  4,230,000
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

EMPLOYEE BENEFIT PLANS

         Effective October 1, 1998, the Company instituted a defined contribution plan ("401(k) Plan") covering the majority of its U.S. domestic employees. Participants may make voluntary pretax contributions to such plans up to the limit as permitted by law. Company contributions to the 401(k) plan are discretionary. The Company made contributions of $36,000, $25,000 and $20,000 to the 401(k) Plan for the years ended December 31, 2005, 2004 and 2003, respectively.

         The Company's subsidiary in France has a defined benefit pension plan. The plan is an unfunded plan. As of the December 31, 2005 and 2004 measurement dates, the status of the defined benefit pension plan was as follows:

                                                        2005           2004
                                                    ------------   ------------
       Projected benefit obligation                 $    163,000   $    178,000
       Fair value of plan assets                    $         --   $     12,000
       Unfunded accumulated benefit                 $    155,000   $    166,000
       Accumulated benefit obligation               $    163,000   $    122,000
       Employer contributions                       $         --   $     19,000
       Participant contributions                    $         --   $         --
       Benefits paid                                $     18,000   $     19,000

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (CONTINUED)


         Contributions to be paid to the plan during the year ended December 31, 2006 are estimated to be none.

         Weighted average assumptions used to determine pension benefit obligations at December 31, 2005 and 2004 were as follows:

                                                        2005           2004
                                                    ------------   ------------
       Discount rate                                    4.5%           4.5%
       Expected return on plan assets                   4.0%            --
       Rate of compensation increase                     --            4.5%

         The components of the net periodic pension costs for the years ended December 31, 2005 and 2004 were as follows:

                                                        2005           2004
                                                    ------------   ------------
       Service cost                                 $     11,000   $     11,000
       Interest cost                                       7,000          7,000
       Expected return on plan assets                         --             --
       Amortization  of transition  asset,
         prior service cost and
         actuarial loss                                       --             --
                                                    ------------   ------------
       Net periodic benefit cost                    $     18,000   $     18,000
                                                    ============   ============

         The following table sets forth the changes in benefit obligation for the years ended December 31, 2005 and 2004:

                                                        2005           2004
                                                    ------------   ------------
       Change in benefit obligations:
       Benefit obligation at beginning of year      $    122,000   $     96,000
       Service cost                                       11,000         11,000
       Interest cost                                       7,000          7,000
       Benefits paid                                      18,000        (19,000)
       Contributions                                          --         19,000
       Effect of foreign currency translation              5,000          8,000
                                                    ------------   ------------
       Benefit obligation at end of year            $    163,000   $    122,000
                                                    ============   ============

EXECUTIVE MANAGEMENT

         Effective January 1, 2001, the Company and Carmine T. Oliva, its Chief Executive Officer, entered into an employment agreement that provided for an annual base salary of $250,000, with annual merit increases, an initial term of five years, two renewal periods of two years each, and severance pay of at least three years' salary during the initial period or at least two years' salary during a renewal period. On February 24, 2006, the Company and Mr. Oliva entered into a new two-year employment agreement effective as of January 1, 2006. The new employment agreement provides for an annual base salary of $350,000 and severance of three times his annual base salary, net of taxes, under certain circumstances.

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (CONTINUED)

         Effective July 2, 2001, the Company and Randolph D. Foote, its Senior Vice President and Chief Financial Officer, entered into an employment agreement that provides for an initial annual salary of $130,000, an initial term of three years, two renewal periods of one year each, and severance pay of at least one years' salary. On February 24, 2006, the Company and Mr. Foote entered into a new two-year employment agreement effective as of January 1, 2006. The new employment agreement provides for an annual base salary of $175,000 and severance of one and one-half times his annual base salary, net of taxes, under certain circumstances.

         Effective July 2, 2001, the Company and Graham Jefferies, Managing Director of EEL and Executive Vice President and Chief Operating Officer of the Company, entered into an employment agreement that provides for an initial annual salary of 100,000 British pounds sterling (approximately $141,000 at the then current exchange rates), an initial term of three years, two renewal periods of one year each, and severance pay of at least one years' salary. On February 24, 2006, the Company and Mr. Jefferies entered into a new three-year employment agreement effective as of January 1, 2006. The new employment agreement provides for an annual base salary of 152,800 British pounds sterling per year (approximately U.S. $263,350 as of January 1, 2006) and severance of twice his annual base salary, net of taxes, under certain circumstances.

(13)     SEGMENT AND MAJOR CUSTOMER INFORMATION

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

         Each segment has business units or components as described in paragraph 30 of SFAS No. 142. Each component has discrete financial information and a management structure. Following is a description of the Company's segment and component structure as of December 31, 2005:

         Reporting Units Within Electronic Components Segment:
         -----------------------------------------------------

         o EMRISE Electronics - Rancho Cucamonga, California: Digitran Division- digital and rotary switches, and electronic subsystem assemblies for defense and aerospace applications and keypads

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (CONTINUED)


         o    EMRISE Electronics - Monrovia, California: XCEL Circuits Division
              - printed circuit boards mostly for intercompany sales

         o RO - Sunnyvale, California manufacturer of standard power supplies using proprietary technology.

         o XCEL Japan Ltd. - Tokyo, Japan: Reseller of Digitran switches and other third party electronic components

         o EEL - Ashford, Kent, England: Power supplies and conversion for defense and aerospace applications; this reporting unit also includes XPS and Pascall.

         Reporting Units Within Communications Equipment Segment:
         -------------------------------------------------------

         o    CXR Telcom division of CXR Larus Corporation - San Jose,
              California: Telecommunications test equipment for the field and central office applications

         o    Larus division of CXR Larus Corporation - San Jose, California:
              Telecommunications synchronous timing devices and network access equipment

         o CXR-Anderson Jacobson - Abondant, France: network access and modem equipment

         As described in Note 16, the Company acquired PEHL and Pascall in March 2005. These two entities are being included in EEL reporting unit of the electronic components segment.

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (CONTINUED)


         Selected financial data for each of the Company's operating segments is shown below.

                                        2005            2004           2003
                                     ------------   ------------   ------------
Sales to external customers
     Electronic components           $ 25,687,000   $ 15,262,000   $ 16,168,000
     Communications equipment          15,359,000     14,599,000      9,351,000
                                     ------------   ------------   ------------
     Total                           $ 41,046,000   $ 29,861,000   $ 25,519,000
                                     ============   ============   ============
Interest expense
     Electronic components           $    181,000   $    180,000   $    247,000
     Communications equipment             274,000        250,000        162,000
                                     ------------   ------------   ------------
     Total                           $    455,000   $    430,000   $    409,000
                                     ============   ============   ============
Depreciation and amortization
     Electronic components           $    674,000   $     91,000   $     72,000
     Communications equipment             241,000        126,000         65,000
                                     ------------   ------------   ------------
     Total                           $    915,000   $    217,000   $    137,000
                                     ============   ============   ============
Segment profits
     Electronic components           $  3,191,000   $  2,612,000   $  3,590,000
     Communications equipment             544,000      1,733,000        74,000
                                     ------------   ------------   ------------
     Total                           $  3,735,000   $  4,345,000   $  3,664,000
                                     ============   ============   ============
Segment assets
     Electronic components           $ 25,144,000   $  8,435,000   $  9,466,000
     Communications equipment          16,358,000     16,313,000      6,969,000
                                     ------------   ------------   ------------
     Total                           $ 41,502,000   $ 24,748,000   $ 16,435,000
                                     ============   ============   ============

                                            EMRISE CORPORATION AND SUBSIDIARIES

                                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (CONTINUED)



GOODWILL AND OTHER INTANGIBLE ASSETS BY SEGMENT AS OF DECEMBER 31, 2005

                                                                                    Covenant
                                          Trademarks    Technology    Customer       Not to
                                             and        Acquired--  Relationships--  Compete--    Backlog--   Patents in
                            Goodwill --  Trade Names --  10-Year       10-Year       3-Year        2-Year      Progress--
                               Not           Not          Life          Life          Life          Life          Not
                           Amortizable   Amortizable   Amortizable   Amortizable   Amortizable   Amortizable   Amortizable
                           -----------   -----------   -----------   -----------   -----------   -----------   -----------
Gross cost
----------
Electronic components      $ 6,702,000   $   813,000   $   484,000   $   200,000   $   200,000   $   200,000   $    52,000
Communications equipment     6,428,000       750,000     1,150,000       200,000            --            --
                           -----------   -----------   -----------   -----------   -----------   -----------   -----------
Total                      $13,130,000   $ 1,563,000   $ 1,634,000   $   400,000   $   200,000   $   200,000   $    52,000
                           ===========   ===========   ===========   ===========   ===========   ===========   ===========

Accumulated amortization
------------------------
Electronic components      $   192,000   $        --   $    16,000   $     7,000   $    50,000   $    75,000   $        --
Communications equipment       872,000            --       172,000        30,000            --            --            --
                           -----------   -----------   -----------   -----------   -----------   -----------   -----------
Total                      $ 1,064,000   $        --   $   188,000   $    37,000   $    50,000   $    75,000   $        --
                           ===========   ===========   ===========   ===========   ===========   ===========   ===========

Carrying value
--------------
Electronic components      $ 6,510,000   $   813,000   $   468,000   $   193,000   $   150,000   $   125,000   $    52,000
Communications equipment     5,556,000       750,000       978,000       170,000            --            --            --
                           -----------   -----------   -----------   -----------   -----------   -----------   -----------
Total                      $12,066,000   $ 1,553,000   $ 1,446,000   $   383,000   $   150,000   $   125,000   $    52,000
                           ===========   ===========   ===========   ===========   ===========   ===========   ===========







                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (CONTINUED)


GOODWILL AND OTHER INTANGIBLE ASSETS BY SEGMENT AS OF DECEMBER 31, 2004


                                            Trademarks     Technology      Customer
                                               and         Acquired--    Relationships--
                              Goodwill --   Tradenames --   10-Year         10-Year
                                Not            Not           Life            Life
                            Amortizable    Amortizable    Amortizable    Amortizable
                            ------------   ------------   ------------   ------------
Gross cost
 Electronic components      $  1,297,000   $         --   $         --   $         --
 Communications equipment      5,668,000      2,800,000        500,000        300,000
                            ------------   ------------   ------------   ------------
 Total                      $  6,965,000   $  2,800,000   $    500,000   $    300,000
                            ============   ============   ============   ============

Accumulated amortization
------------------------
Electronic components       $    212,000   $         --   $         --   $         --
Communications equipment         872,000             --         25,000         15,000
                            ------------   ------------   ------------   ------------
Total                       $  1,084,000   $         --   $     25,000   $     15,000
                            ============   ============   ============   ============

Carrying value
--------------
Electronic components       $  1,085,000   $         --   $         --   $         --
Communications equipment       4,796,000      2,800,000        475,000        285,000
                            ------------   ------------   ------------   ------------
Total                       $  5,881,000   $  2,800,000   $    475,000   $    285,000
                            ============   ============   ============   ============







                                 EMRISE CORPORATION AND SUBSIDIARIES

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (CONTINUED)



CHANGES IN GOODWILL BY SEGMENT
                                                         Electronic    Communications
                                                         Components      Equipment         Total
                                                        ------------    ------------   ------------
Balance at January 1, 2003                              $    914,000    $  1,432,000   $  2,346,000
Goodwill acquired                                                 --              --             --
Impairment                                                        --              --             --
Foreign currency translation                                 101,000              --        101,000
                                                        ------------    ------------   ------------
Balance December 31, 2003                               $  1,015,000    $  1,432,000   $  2,447,000
                                                        ============    ============   ============

Balance at January 1, 2004                              $  1,015,000    $  1,432,000   $  2,447,000
Goodwill acquired                                                 --       3,363,000      3,363,000
Impairment                                                        --              --             --
Foreign currency translation                                  70,000           1,000         71,000
                                                        ------------    ------------   ------------
Balance December 31, 2004                               $  1,085,000    $  4,796,000   $  5,881,000
                                                        ============    ============   ============

Balance at January 1, 2005                              $  1,085,000    $  4,796,000   $  5,881,000
Goodwill acquired or reclassed from other intangibles      5,930,000         760,000      6,690,000
Impairment                                                        --              --             --
Foreign currency translation                                (505,000)             --       (505,000)
                                                        ------------    ------------   ------------
Balance December 31, 2005                               $  6,510,000    $  5,556,000   $ 12,066,000
                                                        ============    ============   ============





                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (CONTINUED)


         The following is a reconciliation of the reportable segment revenues, profit or loss and assets to the Company's consolidated totals.

                                                     2005           2004             2003
                                                 ------------    ------------    ------------
Net sales
---------
   Total sales for reportable segments           $ 41,046,000    $ 29,861,000    $ 25,519,000
   Elimination of intersegment sales                       --              --              --
                                                 ------------    ------------    ------------
Total consolidated net sales                     $ 41,046,000    $ 29,861,000    $ 25,519,000
                                                 ============    ============    ============

Income before income taxes
--------------------------
     Total income for reportable segments        $  3,735,000    $  4,345,000    $  3,656,000
     Unallocated amounts:
       General corporate expenses                  (2,714,000)     (2,816,000)     (2,209,000)
                                                 ------------    ------------    ------------
Consolidated income before income taxes          $  1,021,000    $  1,529,000    $  1,447,000
                                                 ============    ============    ============

Assets
------
   Total assets for reportable segments          $ 41,502,000    $ 24,748,000    $ 16,435,000
   Other assets                                     2,959,000         338,000         734,000
                                                 ------------    ------------    ------------
Total consolidated assets                        $ 44,461,000    $ 25,086,000    $ 17,169,000
                                                 ============    ============    ============

Interest expense
----------------
   Interest expense for reportable segments      $    455,000    $    430,000    $    409,000
   Other interest expense                                  --           3,000           7,000
                                                 ------------    ------------    ------------
Total interest expense                           $    455,000    $    433,000    $    416,000
                                                 ============    ============    ============

Depreciation and amortization
-----------------------------
Depreciation and amortization expense
   for reportable segments                       $    915,000    $    217,000    $    185,000
   Other depreciation and amortization expense         49,000          70,000          64,000
                                                 ------------    ------------    ------------
Total depreciation and amortization              $    964,000    $    287,000    $    249,000
                                                 ============    ============    ============

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (CONTINUED)


         A summary of the Company's net sales and identifiable assets by geographical area follows:

                                      2005             2004              2003
                                   -----------      -----------      -----------
Net sales:
----------
    United States                  $15,773,000      $12,745,000      $ 7,971,000
    Japan                            1,271,000          935,000          838,000
    France                           6,657,000        7,016,000        6,627,000
    United Kingdom                  17,385,000        9,165,000       10,083,000
                                   -----------      -----------      -----------
                                   $41,046,000      $29,861,000      $25,519,000
                                   ===========      ===========      ===========
Long-lived assets:
------------------
    United States                  $   734,000      $   440,000      $   117,000
    Japan                                7,000           11,000           16,000
    France                             101,000          142,000          107,000
    United Kingdom                   1,231,000          316,000           82,000
                                   -----------      -----------      -----------
                                   $ 2,073,000      $   909,000      $   322,000
                                   ===========      ===========      ===========

         Sales and purchases between geographic areas have been accounted for on the basis of prices set between the geographic areas, generally at cost plus 40%. Identifiable assets by geographic area are those assets that are used in the Company's operations in each location. Net sales by geographic area have been determined based upon the country from which the product was shipped.

         One customer in the electronic components segment accounted for 10% or more of net sales during 2005, 2004 and 2003.

(14)     NEW ACCOUNTING PRONOUNCEMENTS

         In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period costs. The provisions of SFAS No. 151 are effective for our fiscal 2006. The Company is currently evaluating the provisions of SFAS No. 151 and does not expect that adoption will have a material effect on its financial position, results of operations or cash flows.

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

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (CONTINUED)


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

         On April 14, 2005, the Commission announced that the SFAS No. 123(R) effective transition date will be extended to annual periods beginning after June 15, 2005. The Company is required to adopt this new standard on June 1, 2006, with early adoption permitted.

         SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under current accounting rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged from what would have been reported under prior accounting rules. The Company expects its expense for options outstanding as of December 31, 2005 will be approximately $103,000 in 2006 and $29,000 in 2007 with the application of SFAS 123(R).

         As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25's intrinsic value method. Consequently, the Company generally recognizes no compensation cost for employee stock options under its employee stock option plans. Although the adoption of SFAS No. 123(R)'s fair value method will have no adverse effect on the Company's balance sheet or total cash flows, the adoption will affect the Company's net income and diluted earnings per share. The actual effects of adopting SFAS No. 123(R) will depend on numerous factors, including the amounts of share-based payments granted in the future, the valuation model the Company uses to value future share-based payments to employees and estimated forfeiture rates. See Note 1 for the effect on reported net income and earnings per share that would have occurred if the Company had accounted for its employee stock options using the fair value recognition provisions of SFAS No. 123.

         On December 16, 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges beginning in our second quarter of fiscal 2006. The Company does not believe its adoption of SPAS No. 153 will have a material effect on its consolidated financial position, results of operations or cash flows.

         On June 7, 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," a replacement of APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. However, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. The Company does not believe our adoption of SFAS No. 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (CONTINUED)

         On June 29, 2005, the FASB ratified Emerging Issues Task Force Issue No. 05-06, "Determining the Amortization Period for Leasehold Improvements." Issue No. 05-06 provides that the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease shall be the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition or the purchase. The provisions of Issue No. 05-06 are effective on a prospective basis for leasehold improvements purchased or acquired beginning in the Company's second quarter of fiscal 2006. The Company does not believe the adoption of Issue No. 05-06 will have a material effect on its consolidated financial position, results of operations or cash flows.

(15)     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following is a summary of the quarterly operations for the years ended December 31, 2005 and 2004 (in thousands, except for per share data).

                                                           2005
                                          --------------------------------------
                                          Mar. 31    June 30   Sept. 30  Dec. 31
                                          -------    -------   -------   -------
Net sales                                 $ 7,299    $ 9,962   $11,177   $12,608
Gross profit                              $ 3,112    $ 3,963   $ 4,866   $ 5,449
Net income (loss)                         $  (350)   $    21   $   816   $   801
Income available to common stockholders $ (350) $ 21 $ 816 $ 801 Earnings per share:
     Basic                                $ (0.01)   $  0.02   $  0.02   $  0.02
                                          =======    =======   =======   =======
     Diluted                              $ (0.01)   $  0.00   $  0.02   $  0.02
                                          =======    =======   =======   =======

                                                           2004
                                          --------------------------------------
                                          Mar. 31    June 30   Sept. 30  Dec. 31
                                          -------    -------   -------   -------

Net sales                                 $ 6,192    $ 6,432   $ 7,469   $ 9,768
Gross profit                              $ 2,747    $ 2,899   $ 3,230   $ 4,839
Net income                                $    70    $   369   $   158   $   883
Income available to common stockholders   $    70    $   369   $   158   $   883
Earnings per share:
     Basic                                $  0.00    $  0.02   $  0.01   $  0.04
                                          =======    =======   =======   =======
     Diluted                              $  0.00    $  0.02   $  0.01   $  0.03
                                          =======    =======   =======   =======

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (CONTINUED)


(16)     ACQUISITIONS

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

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (CONTINUED)

         In conjunction with the Company's July 2004 acquisition of Larus Corporation, the Company commissioned a valuation firm to determine what portion of the purchase price should be allocated to identifiable intangible assets. The study is complete and the intangible values are as follows: Larus trade name and trademark are valued at $750,000 compared to the Company's initial estimate of $2,800,000, and the technology and customer relationships are valued at $1,350,000 as compared to the Company's initial estimate of $800,000. Goodwill associated with the Larus Corporation acquisition totaled $4,043,000. The Larus trade name and trademark were determined to have indefinite lives and therefore are not being amortized but rather are being periodically tested for impairment. The technology and customer relationships were both estimated to have ten-year lives and, as a result, $162,000 of amortization expense was recorded and charged to administrative expense in 2005.

         The following table summarizes the unaudited assets acquired and liabilities assumed in connection with this acquisition:

                                                             Amount
                                                          in Thousands
                                                         -------------
         Current assets                                  $      2,460
         Property, plant and equipment                             90
         Intangible assets other than goodwill                  2,100
         Goodwill                                               4,043
                                                         -------------
         Total assets acquired                                  8,693
         Current liabilities                                     (450)
         Deferred income taxes                                   (815)
         Unfavorable lease obligation and other
           liabilities                                           (888)
                                                         -------------
         Total liabilities assumed                             (2,153)
                                                         -------------
         Net assets acquired                             $      6,540
                                                         =============

         The intangible assets other than goodwill consist of non-amortizable trade names with a carrying value of $750,000, and technology and customer relationships with carrying values of $1,150,000 and $200,000, respectively, that are amortizable over ten years.

         Amortization for the intangibles subject to amortization as of December 31, 2005 is anticipated to be approximately $135,000 per year for each of the next five years.

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

                                                    Year Ended December 31,
                                                -----------------------------
                                                     2004             2003
                                                -------------    ------------
Revenues                                        $      32,486    $     31,376
Net income                                      $       1,720    $      1,264
Earnings per share of common stock:
     Basic                                      $        0.07    $       0.06
                                                =============    ============
     Diluted                                    $        0.07    $       0.05
                                                =============    ============

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (CONTINUED)

PASCALL ACQUISITION

         On March 1, 2005, the Company and EEL, a second-tier wholly-owned subsidiary of the Company, entered into an agreement ("Purchase Agreement") for EMRISE Electronics to acquire all of the issued and outstanding capital stock of Pascall Electronic (Holdings) Limited ("PEHL"). The closing of the purchase occurred on March 18, 2005. The Company loaned to EEL the funds that EEL used to purchase PEHL. PEHL has one wholly-owned subsidiary, Pascall Electronics Limited ("Pascall"), which produces, designs, develops, manufactures and sells power supplies and RF products for a broad range of applications, including in-flight entertainment systems and military programs.

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

         The Company and Intelek PLC have agreed to guarantee payment when due of all amounts payable by EEL and Intelek Properties Limited, respectively, under the Purchase Agreement. The Company and EEL agreed to underwrite the guaranty that Intelek Properties Limited has given to Pascall's landlord with a guaranty by the Company, and EEL has agreed to indemnify Intelek Properties Limited and its affiliates for damages they suffer as a result of any failure to obtain the release of the guarantee of the 17-year lease that commenced in May 1999. The leased property is a 30,000 square foot administration, engineering and manufacturing facility located off the south coast of England.

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (CONTINUED)

         Intelek Properties Limited has agreed to various restrictive covenants that apply for various periods following the closing. The covenants include non-competition with Pascall's business, noninterference with Pascall's customers and suppliers, and non-solicitation of Pascall's employees. In conjunction with the closing, Intelek Properties Limited, Intelek PLC, EEL, and the Company entered into a Supplemental Agreement dated March 18, 2005. The Supplemental Agreement provides, among other things, that an interest-free bridge loan of 200,000 British pounds sterling (approximately U.S. $385,000 based on the exchange rate in effect on March 17, 2005) that was made by the seller to Pascall on March 17, 2005 would be repaid by Pascall by March 31, 2005. EEL agreed to ensure that Pascall had sufficient funds to repay the bridge loan. The bridge loan was repaid in full by Pascall on the March 31, 2005 due date.

         The following table summarizes the unaudited assets acquired and liabilities assumed in connection with this acquisition, including $615,000 in acquisition costs:

                                                                    Dollars
                                                                 in Thousands
                                                                 ------------

        Current assets.....................................      $     6,196
        Property, plant and equipment......................            1,367
        Intangibles, including goodwill....................            5,534
                                                                 ------------
        Total assets acquired..............................           13,097
        Current liabilities................................           (2,863)
        Other liabilities..................................              (80)
                                                                 ------------
        Total liabilities assumed                                     (2,943)
                                                                 ------------
        Net assets acquired................................      $    10,154
                                                                 ============

         The purchase price represented a significant premium over the recorded not worth of Pascall's assets. In determining to pay this premium, the Company considered various factors, including the opportunities that Pascall presented for the Company to add RF components and RF subsystem assemblies to the Company's product offerings, the marketing resources of Pascall in the United States power supplies market, and expected synergies between Pascall's business and the Company's existing power supply business.

         In conjunction with the acquisition of Pascall, the Company commissioned a valuation firm to determine what portion of the purchase price should be allocated to identifiable intangible assets. The Company considered whether the acquisition included various types of identifiable intangible assets, including trade names, trademarks, patents, covenants not to compete, customers, workforce, technology and software. The Company has recorded the value of the trade name and trademark at $500,000, covenants not to compete that were obtained from Pascall's former affiliates at $200,000, amortizable over three years and backlog at $200,000 amortizable over two years. The Company believes that no other identifiable intangible assets of value were acquired. No patents were acquired. The Company has not ascribed any value to Pascall's customer base because the Company's United Kingdom subsidiary, XPS already was selling to Pascall's key customers. Pascall's workforce does not hold any special skills that are not readily available from other sources. The Company did not identify any valuable completed technology that was acquired, because Pascall utilizes non-proprietary technology to produce custom power supplies pursuant to customer specifications. Pascall does not develop or design software and does not own software of any material value.

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (CONTINUED)


         In accordance with the valuation study and taking into consideration post-closing adjustments, the Company has recorded goodwill associated with the Pascall acquisition of $4,634,000 compared to the initial goodwill recorded of $4,571,000.

RO ASSOCIATES ACQUISITION

         On September 2, 2005, the Company's wholly-owned subsidiary, EMRISE Electronics, entered into a stock purchase agreement dated effective as of August 31, 2005 to acquire RO, a California corporation. Effective September 28, 2005, EMRISE Electronics entered into an amendment to the stock purchase agreement.

         Pursuant to the terms of the stock purchase agreement, as amended, EMRISE Electronics acquired all of the issued and outstanding shares of common stock of RO. Prior to the acquisition, all of the common stock of RO was owned by Robert H. Okada as Trustee of the Robert H. Okada Trust Agreement dated February 11, 1992, and Sharon Vavro.

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

         The purchase price consisted of $2,400,000 in cash paid at closing and an additional $600,000 in cash payable in two equal installments on October 6, 2005 and March 31, 2006. The acquisition purchase price was funded with cash on-hand. The purchase price is subject to adjustment based on the value of the stockholders' equity, accounts receivable, accounts payable, cash on hand and net inventory of RO, as determined by the consolidated, unaudited balance sheet as of August 31, 2005, prepared in accordance with accounting principles generally accepted in the United States of America. In addition, concurrently with the closing of the acquisition of RO, EMRISE Electronics paid in full all then existing credit facilities of RO in the aggregate amount of $1,602,000.

         In determining the purchase price for RO, EMRISE Electronics considered the historical and expected earnings and cash flow of RO, as well as the value of companies of a size and in an industry similar to RO, comparable transactions and the market for such companies generally. The purchase price represented a premium of approximately $2,275,000 over the $2,340,000 recorded net worth of the assets of RO. In determining this premium, EMRISE Electronics considered the synergistic and strategic advantages provided by having a United States-based power conversion manufacturer and the value of the goodwill, customer relationships and technology of RO. Goodwill associated with the RO acquisition totaled approximately $1,376,000. EMRISE intends to commission a valuation firm to determine what portion of the purchase price should be allocated to identifiable intangible assets. EMRISE has estimated that RO's technology is valued at approximately $484,000, its trademarks are valued at $300,000 and its customer relationships are valued at $200,000. The valuation of the identified intangible assets is expected to be completed by May 2006 and could result in changes to the value of these identified intangible assets and corresponding changes to the value of goodwill. However, EMRISE does not believe these changes will be material to EMRISE's consolidated financial position or results of operations.

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (CONTINUED)


         In connection with the execution of the stock purchase agreement, EMRISE Electronics executed a lease agreement with Caspian Associates for the lease of 25,700 square feet of a 30,700 square feet building located at 246 Caspian Drive, Sunnyvale, California. The lease provides for a two-year term commencing on September 1, 2005 and ending on August 31, 2007, at a base rent of $9,210 per month. Additionally, the lease provides for an extension of the lease term for an additional three years, to August 31, 2010, if RO achieves net sales of at least $14,500,000 and cumulative gross profit of at least $3,987,500. If RO achieves the net sales and cumulative gross profit targets, the monthly base rent for the facility will be increased to the fair market value as of the first day of the next calendar month. The facility will continue to be used for the design, manufacture and sale of power conversion products.

         In connection with the stock purchase agreement, EMRISE Electronics also executed an employment agreement with Richard Okada, effective as of September 1, 2005, to serve as president of RO. Mr. Okada will receive an annual base salary of $115,000 for the two-year tern of the employment agreement. In addition, Mr. Okada is entitled to receive an incentive bonus based upon performance criteria to be determined in the future. In connection with Mr. Okada's employment agreement, EMRISE granted Mr. Okada an incentive stock option under EMRISE's 2000 Stock Option Plan to purchase up to 50,000 shares of EMRISE's common stock at an exercise price of $1.35 per share. This option vests 50% on September 1, 2006 and 50% on September 1, 2007. The option expires on August 31, 2015.

         The following table summarizes the unaudited assets and liabilities assumed in connection with this acquisition, including $65,000 in acquisition costs:

                                                                    Dollars
                                                                 in Thousands
                                                                 ------------

        Current assets                                           $     3,213
        Property, plant and equipment                                    329
        Intangibles, including goodwill                                2,360
        Other assets                                                      66
                                                                 ------------
        Total assets acquired                                          5,968
        Current liabilities                                             (943)
        Other liabilities                                               (393)
                                                                 ------------
        Total liabilities assumed                                     (1,336)
                                                                 ------------
        Net assets acquired                                      $     4,632
                                                                 ============

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (CONTINUED)


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

                                                          Year Ended
                                                         December 31,
                                                ------------------------------
                                                    2005              2004
                                                ------------     -------------
Revenues                                        $     47,709     $      52,991
Net income                                      $      1,171     $       2,225
Earnings per share of common stock:
     Basic                                      $       0.03     $        0.06
                                                ============     =============
     Diluted                                    $       0.03     $        0.06
                                                ============     =============

(17)     RELATED PARTY TRANSACTIONS

         On July 13, 2004, the Company issued two promissory notes to the former stockholders of Larus Corporation totaling $3,000,000 in addition to paying cash and issuing shares of common stock and two zero interest short-term notes totaling $887,500 that were repaid in 2004, in exchange for 100% of the common stock of Larus Corporation (see Note 16). These notes are subordinated to the Company's bank debt and are payable in 72 equal monthly payments of principal totaling $41,667 per month plus interest at the 30-day LIBOR plus 5% with a maximum interest rate of 7% during the first two years of the term of the notes, 8% during the third and fourth years, and 9% thereafter. At December 31, 2005, the 30-day LIBOR was 4.54%.

         Future maturities of notes payable to stockholders are as follows:

              Year Ending
              December 31,
              -----------
                  2006          $    500,000
                  2007               500,000
                  2008               500,000
                  2009               500,000
                  2010               250,000
                                ------------
                                $  2,250,000
                                ============

         Interest paid on these notes in 2005 and 2004 was $179,000 and $75,000, respectively.

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (CONTINUED)


         The Company entered into an above-market real property lease with the sellers. This lease represents an obligation that exceeds the fair market value by approximately $756,000. The lease term is for 7 years and expires on June 30, 2011. It is renewable for a 5-year term priced under market conditions. The base rent is based on a minimum rent of $.90 per square foot per month, which is $27,000 monthly or $324,000 per year, subject to monthly adjustments of the interest rate based on the Federal Reserve Discount Rate that match the lessor's variable interest rate mortgage payments on the building. The maximum increase in any year is 1.5%, with a cumulative maximum increase of 8% over the life of the lease. The increases apply to that portion of the rent that corresponds to the interest portion of the lessor's mortgage. Lease payments paid to the related parties during 2005 and 2004 totaled $378,000 and $171,000, respectively. Future minimum lease payments under the operating lease payable to the stockholders are included in Note 12.

         The Company entered into a lease for the RO building commencing September 1, 2005 through August 31, 2007 with Caspian Associates ("Caspian"), a California general partnership. Richard Okada, who was President of RO prior to the Company's acquisition and is currently the President of RO, is a general partner of Caspian. The acquisition agreement provides for an increase from the current favorable terms of the lease agreement based on certain financial performance of RO over the period of the lease. If the financial performance is met, the lease automatically extends to August 31, 2010 and is adjusted to the market value at that time, otherwise it will terminate on August 31, 2007 and convert to a month-to-month lease. The Company paid $37,000 on this lease in 2005. Future commitments on this lease are $111,000 in 2006 and $74,000 in 2007.

         There are no guarantees by officers or fees paid to officers or loans to or from officers.

(18)     STOCK ISSUANCE

         On January 5, 2005, the Company issued to 17 accredited record holders in a private offering an aggregate of 12,503,500 shares of common stock at a purchase price of $1.44 per share and five-year investor warrants to purchase up to an additional 3,125,875 shares of our common stock at an exercise price of $1.73 per share, for total proceeds of approximately $18,005,000. The Company paid cash placement agent fees and expenses of approximately $961,000, and issued five-year placement warrants to purchase up to an aggregate of 650,310 shares of common stock at an exercise price of $1.73 per share in connection with the offering. The total warrants issued, representing 3,776,185 shares of the Company's common stock, have an estimated value of $4,400,000. Additional costs related to the financing include legal, accounting and consulting fees that totaled approximately $984,000 through December 31, 2005 including liquidated damages of $480,000 charged directly to equity as a return of capital against the gross proceeds of the financing. The Company used a portion of the proceeds from this financing to fund the acquisition of Pascall described in
Note 16. The Company used the remaining proceeds from this financing for additional acquisitions and for investments in new products and enhancements to existing products.

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (CONTINUED)


         The Company agreed to register for resale the shares of common stock issued to investors and the shares of common stock issuable upon exercise of the investor warrants and placement warrants. The registration obligations require, among other things, that a registration statement be declared effective no later than June 4, 2005. The Company was unable to timely meet this obligation and therefore paid to each investor liquidated damages equal to 1% of the amount paid by the investor to the Company in the offering, which damage payments totaled an aggregate of approximately $180,000. The Company also paid to the investors liquidated damages totaling $300,000 for the period from June 5, 2005 through June 30, 2005, the date the registration statement was declared effective. The Company also will be required to pay to each investor liquidated damages for any future periods in which the Company is unable to maintain the effectiveness of the registration in accordance with the requirements contained in the registration rights agreement the Company entered into with the investors. The liquidated damages would be, and the liquidated damages paid for the period from June 5, 2005 through June 30, 2005 were, equal to 2% of the amount paid by each investor for the common shares still owned by the investor on each monthly anniversary of the date of the default that occurs prior to the cure of the default, prorated on a daily basis for periods of default shorter than one month. The maximum aggregate liquidated damages payable to any investor will be equal to 10% of the aggregate amount paid by the investor for the shares of the Company's common stock. Accordingly, the maximum aggregate penalty that the Company would be required to pay under this provision is 10% of the $18,005,000 initial purchase price of the common stock, which would be approximately $1,801,000. Although the Company anticipates that it will be able to meet its future registration obligations, it also anticipates that it will have sufficient cash available to pay the maximum penalties if required.


                                     EMRISE CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED SCHEDULE II
                                      VALUATION AND QUALIFYING ACCOUNTS
                                 YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003




                                                       Additions                     Reserve
                                         Balance at    Charged to    Deductions     Acquired
                                        Beginning of   Costs and    Write-offs of     with       Balance at
             Description                    Year        Expenses      Accounts     Acquisition   End of Year
             -----------                -----------   -----------   -----------    -----------   -----------

Allowance for doubtful accounts:
     Year ended December 31, 2005       $   153,000   $   151,000   $   (33,000)   $   108,000   $   379,000
     Year ended December 31, 2004       $   161,000   $        --   $   (32,000)   $    24,000   $   153,000
     Year ended December 31, 2003       $   130,000   $    61,000   $   (30,000)   $        --   $   161,000

Allowance for inventory obsolescence:
     Year ended December 31, 2005       $ 2,251,000   $ 1,403,000   $(1,150,000)   $ 1,549,000   $ 4,053,000
     Year ended December 31, 2004       $ 1,692,000   $ 1,116,000   $  (557,000)   $        --   $ 2,251,000
     Year ended December 31, 2003       $ 1,497,000   $   924,000   $  (729,000)   $        --   $ 1,692,000


                                INDEX TO EXHIBITS

EXHIBIT                             DESCRIPTION
NUMBER                              -----------
------

 2.1 Stock Purchase Agreement dated July 13, 2004 between MicroTel International Inc.; Noel C. McDermott; Warren P. Yost; Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995; and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988 (1)

 2.2 Agreement dated March 1, 2005 among Intelek Properties Limited, XCEL Corporation Limited, Intelek PLC and EMRISE Corporation relating to the sale and purchase of the outstanding capital shares of Pascall Electronic (Holdings) Limited (13)

 2.3 Supplemental Agreement dated March 18, 2005 among Intelek Properties Limited, XCEL Corporation Limited, Intelek PLC and EMRISE Corporation (13)

 2.4 Loan Agreement dated March 18, 2005 among XCEL Corporation Limited, Pascall Electronics Limited and Pascall Electronic (Holdings) Limited (13)

 2.5 Stock Purchase Agreement dated September 2, 2005 between EMRISE Electronics Corporation, a New Jersey corporation, Robert H. Okada, as Trustee of the Robert H. Okada Trust Agreement dated February 11, 1992, and Sharon Vavro, an individual (16)

 2.6 Amendment No. 1 dated effective as of September 28, 2005 to Stock Purchase Agreement dated September 2, 2005 between EMRISE Electronics Corporation, a New Jersey corporation, Robert H. Okada, as Trustee of the Robert H. Okada Trust Agreement dated February 11, 1992, and Sharon Vavro, an individual (17)

 3.1 Amended and Restated Certificate of Incorporation of EMRISE Corporation filed with the Secretary of State of Delaware on May 9, 2005 (14)

 3.2 Amended and Restated Bylaws adopted by the Board of Directors of the Corporation on September 1, 2004 (3)

 10.1       1993 Stock Option Plan (#) (5)

 10.2       Employee Stock and Stock Option Plan (#) (6)

 10.3       1997 Stock Incentive Plan (#) (7)

 10.4       Amended and Restated 2000 Stock Option Plan (#) (9)

 10.5 Form of Executive Officer and Director Indemnification Agreement entered into between the Registrant and each of Carmine T. Oliva, Robert B. Runyon, Laurence P. Finnegan, Jr., Otis W. Baskin, Richard
            E. Mahmarian, Randolph D. Foote and Graham Jefferies (2)

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

 10.10 Continuing Guaranty made by XET Corporation and CXR Telcom Corporation in favor of Wells Fargo Bank, N.A. (10)

EXHIBIT                             DESCRIPTION
NUMBER                              -----------
------

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

 10.17 Cashflow Loan Agreement dated November 12, 2002 between XCEL Power Systems, Ltd. and Venture Finance PLC (11)

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

EXHIBIT                             DESCRIPTION
NUMBER                              -----------
------

 10.28 Continuing Guarantee dated July 13, 2004 made by Larus Corporation in favor of Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995, and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988 (10)

 10.29 Continuing Guarantee dated July 13, 2004 made by Vista Labs Incorporated in favor of Noel C. McDermott, as Trustee of the Noel
            C. McDermott Revocable Living Trust dated December 19, 1995, and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988 (10)

 10.30 Continuing Guarantee dated July 13, 2004 made by CXR Telcom in favor of Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995, and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988
            (10)

 10.31 Security Agreement dated July 13, 2004 made by Larus Corporation in favor of Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995, and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988 (10)

 10.32 Security Agreement dated July 13, 2004 made by Vista Labs Incorporated in favor of Noel C. McDermott, as Trustee of the Noel
            C. McDermott Revocable Living Trust dated December 19, 1995, and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988 (10)

 10.33 Security Agreement dated July 13, 2004 made by CXR Telcom in favor of Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995, and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988
            (10)

 10.34 Lease agreement between the Registrant and Property Reserve Inc. dated September 16, 1999 (8)

 10.35 Lease agreement between XET, Inc. and Rancho Cucamonga Development dated August 30, 1999 (8)

 10.36 Commercial Lease dated July 13, 2004 between the Registrant, as Tenant, and Noel C. McDermott and Warren P. Yost, as Landlord, for the premises located at 894 Faulstich Court, San Jose, California
            (10)

 10.37 Executive Employment Agreement dated February 24, 2006 by and between the Registrant and Carmine T. Oliva (#) (19)

 10.38 Executive Employment Agreement dated February 24, 2006 by and between the Registrant and Randolph D. Foote (#) (19)

 10.39 Executive Employment Agreement dated February 24, 2006 by and between the Company and Graham Jefferies (#) (19)

 10.40 Securities Purchase Agreement dated December 29, 2004 among EMRISE Corporation and the investors listed on an attachment thereto (4)

 10.41 Registration Rights Agreement dated December 29, 2004 among EMRISE Corporation and the investors who are parties to the Securities Purchase Agreement dated December 29, 2004 (4)

EXHIBIT                             DESCRIPTION
NUMBER                              -----------
------

 10.42 Form of Investor Warrant issued by EMRISE Corporation to the investors who are parties to the Securities Purchase Agreement dated December 29, 2004 (4)

 10.43 Loan Agreement dated March 18, 2005 among XCEL Corporation Limited, Pascall Electronics Limited and Pascall Electronic (Holdings) Limited (13)

 10.44 Form of Incentive Stock Option Agreement Under Amended and Restated 2000 Stock Option Plan (#) (15)

 10.45 Form of Non-Qualified Stock Option Agreement Under Amended and Restated 2000 Stock Option Plan (#) (15)

 10.46 Credit Agreement between EMRISE Corporation and Wells Fargo Bank, National Association dated as of August 25, 2005 (18)

 10.47 Revolving Line of Credit Note between EMRISE Corporation and Wells Fargo Bank, National Association dated as of August 25, 2005 (18)

 10.48 Security Agreement between EMRISE Corporation and Wells Fargo Bank, National Association dated as of August 25, 2005 (18)

 10.49 Continuing Security Agreement between EMRISE Corporation and Wells Fargo Bank, National Association dated as of August 25, 2005 (18)

 10.50 Continuing Guaranty between CXR Telcom Corporation and Wells Fargo Bank, National Association dated as of August 25, 2005 (18)

 10.51 Continuing Guaranty between EMRISE Electronics Corporation and Wells Fargo Bank, National Association dated as of August 25, 2005 (18)

 10.52 Agreement and Acknowledgment of Security Interest by and among Wells Fargo Bank, National Association, EMRISE Corporation and Noel C. McDermott and Warren P. Yost dated as of August 25, 2005 (18)

 10.53 Debt Purchase Agreement between Lloyds TSB Commercial Finance Limited and Pascall Electronics Limited dated June 28, 2005 (18)

 10.54 Debt Purchase Agreement between Lloyds TSB Commercial Finance Limited and XCEL Power Systems Limited dated June 28, 2005 (18)

 10.55 Loan Agreement between Lloyds TSB Commercial Finance Limited and XCEL Power Systems Limited dated June 28, 2005 (18)

 10.56 Business Loan Agreement between Lloyds TSB Bank PLC and XCEL Corporation Limited dated June 30, 2005 (18)

 10.57 Guaranty and Indemnity between XCEL Power Systems Limited, Pascall Electronics Limited, Pascall Electronic (Holdings) Limited, Belix Wound Components Limited and Lloyds TSB Commercial Finance Limited dated June 21, 2005 (18)

EXHIBIT                             DESCRIPTION
NUMBER                              -----------
------

 10.58 Deed of Guaranty and Indemnity between XCEL Corporation Limited and Lloyds TSB Commercial Finance Limited dated June 21, 2005 (18)

 10.59 Deed of Guarantee and Indemnity between Pascall Electronics Limited and Lloyds TSB Commercial Finance Limited dated June 21, 2005 (18)

 10.60 Deed of Guarantee and Indemnity between XCEL Corporation Limited and Lloyds TSB Commercial Finance Limited dated June 21, 2005 (18)

 10.61 Deed of Priorities between Lloyds TSB Commercial Finance Limited and Lloyds TSB Bank PLC and Pascall Electronics Limited dated June 28, 2005 (18)

 10.62 Deed of Priorities between Lloyds TSB Commercial Finance Limited and Lloyds TSB Bank PLC and XCEL Power Systems Limited dated June 28, 2005 (18)

 10.63 All Assets Debenture given by XCEL Power Systems Limited in favor of Lloyds TSB Commercial Finance Limited dated June 28, 2005 (18)

 10.64 First Amendment to Credit Agreement dated as of November 17, 2005 by and between Emrise Corporation and Wells Fargo Bank, N.A.*

 10.65      Description of Compensation of Directors (#) *

 14.1       Amended and Restated Code of Business Conduct and Ethics *

 14.2       Code of Business Ethics for CEO and Senior Financial Officers *

 21         Subsidiaries of the Registrant *

 23         Consent of Grant Thornton LLP, Independent Registered Public
            Accounting Firm *

 31.1 Certification of Principal Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

 31.2 Certification of Principal Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

 32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 350, as Adopted Pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002 *
___________________
*      Filed herewith.

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

(4) Filed as an exhibit to the Registrant's current report on Form 8-K for December 29, 2004 and incorporated herein by reference.

(5) Filed as an exhibit to the Registrant's annual report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

(6) Filed as an exhibit to the Registrant's definitive proxy statement for the Registrant's annual meeting of stockholders held June 11, 1998 and incorporated herein by reference.

(7) Filed as an exhibit to the Registrant's definitive proxy statement for the special meeting of stockholders held January 16, 2001 and incorporated herein by reference.

(8) Filed as an exhibit to the Registrant's interim report on Form 10-Q for September 30, 1999 and incorporated herein by reference.

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

(13) Filed as an exhibit to the Registrant's current report on Form 8-K for March 18, 2005 and incorporated herein by reference.

(14) Filed on May 19, 2005 as an exhibit to the Registrant's current report on Form 8-K for May 6, 2005 and incorporated herein by reference.

(15) Filed as an exhibit to the Registrant's annual report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

(16) Filed as an exhibit to the Registrant's current report on Form 8-K for September 2, 2005 and incorporated herein by reference.

(17) Filed as an exhibit to amendment no. 1 to the Registrant's current report on Form 8-K for September 2, 2005 and incorporated herein by reference.

(18) Filed as an exhibit to the Registrant's quarterly report on Form 10-Q for September 30, 2005 and incorporated herein by reference.

(19) Filed as an exhibit to the Registrant's Form 8-K for February 24, 2006 and incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of April, 2006.

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

SIGNATURE                                          CAPACITY                             DATE
---------                                          --------                             ----

/s/ Carmine T. Oliva                         Chairman of the Board, President,       April 6, 2006
--------------------------------             Chief Executive Officer (principal
Carmine T. Oliva                             executive officer) and Director
                                             executive officer) and Director


/s/ Randolph D. Foote                        Chief Financial Officer (principal      April 6, 2006
--------------------------------             accounting and financial officer)
Randolph D. Foote


/s/ Laurence P. Finnegan, Jr.                Director                                April 6, 2006
--------------------------------
Laurence P. Finnegan, Jr.


/s/ Otis W. Baskin                           Director                                April 6, 2006
--------------------------------
Otis W. Baskin


/s/ Richard E. Mahmarian                     Director                                April 6, 2006
--------------------------------
Richard E. Mahmarian

                        EXHIBITS ATTACHED TO THIS REPORT

   EXHIBIT
   NUMBER                            DESCRIPTION
   ------                            -----------
   10.6        Description of Retirement Account Matching Contributions

   10.64 First Amendment to Credit Agreement dated as of November 17, 2005 by and between Emrise Corporation and Wells Fargo Bank, N.A.

   10.65       Description of Compensation of Directors

   14.1        Amended and Restated Code of Business Conduct and Ethics

   14.2        Code of Business Ethics for CEO and Senior Financial Officers

   21          Subsidiaries of the Registrant

   23          Consent of Grant Thornton LLP, Independent Registered Public
               Accounting Firm

   31.1 Certification of Principal Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   31.2 Certification of Principal Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32          Certification of Chief Executive Officer and Chief
               Financial Officer Pursuant to 18 U.S.C. Section 350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002