Form 10-K/A
period 2005-12-31
Emrise CORP
filed 2006-12-15
CIK 854852

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 AMENDMENT NO. 1
                                       TO
                                    FORM 10-K

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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
     The aggregate market value of the voting common equity held by nonaffiliates of the registrant, computed by reference to the $1.03 closing sale price of such stock on June 30, 2006, the last business day the registrant's most recently completed second fiscal quarter, was approximately $37,981,000. The registrant has no non-voting common equity.
     The number of shares of the registrant's common stock, $0.0033 par value, outstanding as of December 14, 2006 was 38,081,750.

     DOCUMENTS INCORPORATED BY REFERENCE:  None.
================================================================================

                                                 TABLE OF CONTENTS
                                                 -----------------

                                                                                                               Page
                                                                                                               ----

                                                       PART I

Item 1.    Business...............................................................................................1

Item 1A.   Risk Factors..........................................................................................15

Item 1B.   Unresolved Staff Comments.............................................................................20

Item 2.    Properties............................................................................................21

Item 3.    Legal Proceedings.....................................................................................21

Item 4.    Submission of Matters to a Vote of Security Holders...................................................22

                                                      PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
            Securities...........................................................................................23

Item 6.    Selected Financial Data...............................................................................24

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.................25

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk............................................50

Item 8.    Financial Statements and Supplementary Data...........................................................51

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................52

Item 9A.   Controls and Procedures...............................................................................54

Item 9B.   Other Information.....................................................................................56

                                                      PART III

Item 10.   Directors and Executive Officers of the Registrant....................................................57

Item 11.   Executive Compensation................................................................................60

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters........67

Item 13.   Certain Relationships and Related Transactions........................................................69

Item 14.   Principal Accountant Fees and Services................................................................70

                                                      PART IV

Item 15.   Exhibits and Financial Statement Schedules............................................................71

Index to Financial Statements and Financial Statement Schedule..................................................F-1

Signatures ......................................................................................................78

Exhibits Attached to This Report.................................................................................79


                                                         i

                                     PART I

ITEM 1.    BUSINESS.

OVERVIEW

         We are a leading supplier of timing and synchronization systems, rotary and digital switches, electronic power supplies and radio frequency, or RF, devices. We sell our products to communications service providers, defense and aerospace contractors and industrial customers. We are a multinational company operating out of facilities located in the United States, United Kingdom, France and Japan. As of November 30, 2006, we had approximately 300 employees.

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

         In March 2005, EMRISE Electronics Ltd. ("EEL"), a United Kingdom-based subsidiary of EMRISE Electronics, acquired Pascall Electronic (Holdings) Limited ("PEHL") and its wholly-owned subsidiary, Pascall Electronics Limited ("Pascall"). Pascall is based in the United Kingdom and manufactures a range of custom proprietary power systems and radio frequency ("RF") devices.

         In September 2005, EMRISE Electronics acquired all of the outstanding common stock of RO Associates Incorporated ("RO"), a manufacturer of standard power supplies located in Sunnyvale, California.

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

                  --       RF and microwave devices

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

         We are active only in the industry segments that are characterized by harsh environment, high reliability, low volume, high margin and long lead-times, namely the aerospace, defense and industrial segments. To support the myriad customers that rely on digital and rotary switches and electronic power supplies and RF devices, we believe that our electronic components must offer high levels of reliability and in many cases must be tailored to the size, appearance, functionality and pricing needs of each particular customer.

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

OUR SOLUTION

         We have developed a range of electronic components, including digital and rotary switches, custom and standard electronic power supplies and RF devices, used primarily by aerospace, defense and industrial customers.

         We have developed and we manufacture and market various network access and transmission devices used by businesses and other users to efficiently transmit data, voice and video information to destinations within and outside of their respective networks.

         We have developed and we manufacture and market a select range of test instruments used by operators of telecommunications networks for the installation, maintenance and optimization of communications networks.

         We have developed and we manufacture and market a range of communication timing and synchronization products used by operators of public and private telecommunications networks to provide a consistent source of timing alignment, or synchronization, for digital networks.

         Our extensive knowledge and understanding of our customers' needs, together with the broad capabilities of our network access and transmission products, test instrumentation products and our sophisticated electronic components, enable us to provide the following features and benefits to our customers:

         DEVELOPMENT OF NEW SWITCH TECHNOLOGY. We have complemented our long-established range of digital switch products with a new range of space-saving rotary switches we refer to as VLP(R), which are very low profile switches. These products have been specifically designed to target harsh environment and aerospace applications where space is at a premium, providing a substantial advantage over larger, heavier switches offered by our competitors. We have secured one patent and a number of other patents are pending relating to this technology.

         PROVISION OF RF DEVICES. We have developed and provide a range of RF devices that meet the requirements of defense, aerospace and industrial applications.

         DEVELOPMENT AND PROVISION OF COMMUNICATION TIMING AND SYNCHRONIZATION EQUIPMENT. We have extended the existing range of communication timing and synchronization products with a new range of equipment designed specifically to target the telephone company market in addition to private networks.

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

         BROAD RANGE OF NETWORK ACCESS AND TRANSMISSION PRODUCTS FOR A WIDE RANGE OF APPLICATIONS. We have developed a broad range of professional grade network access and transmission products capable of connecting to a wide range of remote monitoring devices and equipment. Many of these products are designed to operate in extended temperatures and harsh environments and meet specific requirements such as data speeds, data interfaces, power inputs, operating temperatures, data formats and power consumption. In addition, our desktop and rack mount transmission product lines allow us to serve both central site data communications needs and remote access and transmission sites on both the enterprise-wide and single location level.

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

         CUSTOMER-DRIVEN FEATURES. Most of our digital and rotary switches and each of our power supplies are highly tailored to our customers' needs. We manufacture digital and rotary switches for insertion into new equipment as well as for retrofit into existing equipment. Our engineers continually interact with our customers during the design process to ensure that our electronic components are the best available solution for them. For example, based on specifications from our customers, we delivered a compact multiple output power supply to allow BAE Systems to produce a single-heads up display suitable for fitting on a large range of commercial and military aircraft.

         HANDHELD DESIGN OF FIELD TEST EQUIPMENT. The compact, lightweight design of these products enables field technicians to access problems and verify line operation quickly.

         CUSTOMER RELATIONS. Our electronic components business currently enjoys a preferred supplier status with many key accounts, which means that we work in close association with the customer to develop custom products specifically addressing their needs. Our electronic components also are considered qualified products with many key accounts, which mean that our products are designed into equipment specifications of many of our customers for the duration of their production of their equipment.

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

OUR STRATEGY

         Our objectives are to become the supplier of choice for harsh environment switches, RF devices and custom and standard power supplies in the aerospace, defense and industrial markets, in addition to being a leading provider of network access and transmission products and timing and synchronization systems for a broad range of applications within the global communications industry. The following are the key elements of our strategy to achieve these objectives:

         FOCUS ON OUR ELECTRONIC COMPONENTS BUSINESS. We plan to continue to grow our electronic components business by marketing our electronic devices in their established market niches and identifying opportunities to broaden our customer base.

         EXPAND OUR COMMUNICATION TIMING AND SYNCHRONIZATION PRODUCTS AND CONTINUE TO FOCUS ON NETWORK ACCESS AND TRANSMISSION PRODUCTS. We plan to build upon our existing strong base businesses in the communications equipment market introducing additional new products, especially new communication timing and synchronization products, utilizing our broader reach with CXR Larus to address new markets.

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

         LEVERAGE EXISTING CUSTOMER BASE. We believe that many of our existing customers will continue to purchase network access and transmission products, communication timing and synchronization products and test instrument products and services. We intend to aggressively market new and enhanced products and services to our existing customers. We also believe that our existing customer base represents an important source of references and referrals for new customers in new markets.

         PURSUE FOLLOW-ON SALES OPPORTUNITIES. We plan to continue to increase the functionality of our communications equipment products, enabling products to be upgraded by the downloading of software or the addition of hardware to an existing unit, allowing customers to protect their investment in their already deployed equipment and generating follow-on sales opportunities as we develop new capabilities in the future. We plan to continue to approach our existing digital switch customers to determine whether they need our proprietary and patented rotary switches that we do not currently manufacture for them.

         SEEK COMPETITIVE WORLD-CLASS MANUFACTURING FOR SELECTED PRODUCTS. Toward the end of 2002, we cut costs by using Asian manufacturing sources for selected communications equipment products and subassemblies. We have now located a Tier 1 manufacturer in the U.S. whose cost structure is more competitive than the Asian manufacturing source.

         SEEK ALTERNATIVE MARKET OPPORTUNITIES. We plan to expand our focus and efforts to identify and capture more new customers, such as private network utilities and transit customers, for our network access and transmission products.

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

         PURSUE TECHNOLOGY TRANSFER AND LICENSING. We plan to continue our established practice of purchasing or licensing core technologies where this reduces time and cost to market.

         DEVELOP CUSTOMER-FOCUSED SOLUTIONS. We design, develop, and manufacture many products and provide services that are tailored to the specific needs of our customers with an emphasis on ease of use. We intend to continue to adapt our core communications technologies to deliver focused products that improve our customers' ability to manage increasingly large and complex networks.

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

                  --       RF and microwave devices

         o        Communications Equipment

                  --       network access and transmission products

                  --       communication timing and synchronization products

                  --       communications test instruments

         During 2005, 2004 and 2003, our total net sales were approximately $41,270,000, $29,637,000 and $25,519,000, respectively, and the percentages of total net sales contributed by each product group within our two main business segments were as follows:

                                                                              Year Ended December 31,
                                                                       --------------------------------------
  Segment and Product Type                                               2005           2004           2003
  ------------------------                                             --------       --------       --------

  Electronic Components
      Digital and Rotary Switches...............................         15.9%          18.6%          20.9%
      Electronic Power Supplies.................................         34.1%          26.9%          34.3%
      RF Components ............................................          7.5%           --              --
      Subsystem Assemblies......................................          --             0.8%           5.9%
      Other Products and Services...............................          4.7%           5.2%           2.3%
  ------------------------                                             --------       --------       --------
                                                                         62.2%          51.5%          63.4%
  Communications Equipment
      Network Access and Transmission Products..................         21.4%          27.9%          24.0%
      Communication Timing and Synchronization Products.........          6.4%           4.4%           --
      Communications Test Instruments...........................          7.2%          12.8%           9.2%
      Other Products and Services...............................          2.8%           3.4%           3.4%
                                                                         37.8%          48.5%          36.6%

  Totals........................................................        100.0%         100.0%         100.0%
                                                                       ========       ========       ========

BACKLOG

         Our business is generally not seasonal, with the exception that purchases of our communications equipment by public telecommunications carriers tend to be lower than average during the first quarter of each year because capital equipment budgets typically are not approved until late in the first quarter. At December 31, 2005, our backlog of firm, unshipped orders was approximately $22,150,000. Our backlog was related approximately 97.4% to our electronic components business, which tends to provide us with long lead-times for our manufacturing processes due to the custom nature of the products, and approximately 2.6% to our communications equipment business, the majority of which portion relates to our network access and transmission and communications timing and synchronization and test equipment products. Of these backlog orders, we anticipate fulfilling approximately 70% of our electronic components orders and 100% of our communications equipment orders within the current fiscal year. However, we cannot assure you that we will be successful in fulfilling these orders in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

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

                       OUR ELECTRONIC COMPONENTS BUSINESS

         Our electronic components segment includes digital and rotary switches, electronic power supplies and RF devices. During the years ended December 31, 2005, 2004 and 2003, this segment accounted for approximately 62.2%, 51.5% and 63.4%, respectively, of our total net sales.

DIGITAL AND ROTARY SWITCHES

         The Digitran division of EMRISE Electronics manufactures, assembles and sells digital and rotary switch products serving aerospace, defense and industrial applications. Digital and rotary switches are manually operated electromechanical devices used for routing electronic signals. Thumbwheel, push button, lever-actuated and rotary modules, together with assemblies comprised of multiple modules, are manufactured in many different model families. Digitran also offers a variety of custom keypads.

         Our switches may be ordered with different combinations of a variety of features and options, including night vision compatibility, harsh environment sealing, RF shielding, various mounting methods, various electrical interfaces, various packaging and presentation to suit each application.

ELECTRONIC POWER SUPPLIES

         XPS and Pascall, based in England, and RO based in the U.S., manufacture a range of high and low voltage, high specification, high reliability custom and standard power conversion products designed for hostile environments and supplied to an international customer base, predominantly in the military and commercial aerospace, military vehicle and telecommunications markets.

         Power conversion units supplied by XPS and Pascall range from 10VA to
1.5 KVA power ratings, low voltage (1V) to high voltage (20KV+), and convert alternating current, or AC, to direct current, or DC, convert DC to AC and convert DC to AC. Units can be manufactured to satisfy input requirements determined by military, commercial aerospace, telecommunications or industrial businesses, and sophisticated built-in test equipment, or BITE, and control circuitry often is included. Operating environments for our units are diverse and range from fighter aircraft to roadside cabinets.

RF COMPONENTS

         Pascall designs, develops, manufactures and markets a range of RF and microwave amplifiers, multiplexers, components, subsystems and systems for applications such as defense, aerospace, communications, air traffic control and radar.

                      OUR COMMUNICATIONS EQUIPMENT BUSINESS

         Our communications equipment business comprises network access and transmission products, communication timing and synchronization products, and communications test equipment. During the years ended December 31, 2005, 2004 and 2003, the sale of communications equipment products and related services accounted for approximately 37.8%, 48.5% and 36.6%, respectively, of our total net sales. These products are configured in a variety of models designed to perform analog and digital measurements or to transmit data at speeds varying from low-speed voice grade transmission to high-speed broadband access.

NETWORK ACCESS AND TRANSMISSION PRODUCTS

         CXR Larus and CXR-AJ design, develop, manufacture and market a broad range of network access and transmission products, including multiplexers, for fiber, copper and microwave infrastructure, which combine to provide users with a complete solution for voice and data transmission. Typical applications include secure encryption for point-of-sale and videoconferencing extension of local area networks, the consolidation of voice or data sources into a single carrier, modular routers, interface converters and voice and data transmission.

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

         Our range of communication timing and synchronization products include the StarSyncs(TM) 5850, a GPS timing source, the StarSyncs(TM) 5800, an economical timing system designed for small installations and the StarClock(TM) 200, specifically designed for central office applications.

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

CUSTOMERS

      ELECTRONIC COMPONENTS

         We sell our electronic components primarily to original equipment manufacturers, or OEMs, in the electronics industry, including manufacturers of aerospace and defense systems and industrial instruments. During 2005, our top five electronic components customers in terms of revenues were Rockwell Collins, Inc., BAE Systems, Raytheon Systems, Advance Navigation and Positioning Corporation and Selex Airborne Systems. Sales to Rockwell Collins, Inc. represented approximately 10% of our total net sales during 2005. No other customer represented 10% or more of our total net sales for that period. Sales to BAE Systems companies represented 15% and 13% of total net sales in 2004 and 2003, respectively.

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

         The major communications service providers to whom we market these products and services include telephone companies, inter-exchange carriers, incumbent local exchange carriers, competitive local exchange carriers, Internet service providers, integrated communications providers, cable service providers, international post, telephone and telegraph companies, banks, brokerage firms, government agencies and other service providers. During 2005, our top five communications test instruments, network access and transmission products and communication timing and synchronization products customers in terms of our net sales were Harris Corporation, Siemens, Thalis Avioniques, Power and Telephone and Hitron Technology. None of our communications equipment customers represented 10% or more of our revenues during 2005.

         Because we currently derive some of our revenues from sales to telephone companies and other telecommunications service providers, we have experienced and will continue to experience for the foreseeable future an effect on our quarterly operating results due to the budgeting cycles of telephone companies. Telephone companies generally obtain approval for their annual budgets during the first quarter of each calendar year. If a telephone company's annual budget is not approved early in the calendar year or is insufficient to cover its desired purchases for the entire calendar year, we are unable to sell products to the telephone company during the period of the delay or shortfall.

SALES, MARKETING AND CUSTOMER SUPPORT

      ELECTRONIC COMPONENTS

         We market and sell our electronic components through Digitran, XPS, Pascall, and XCEL Japan, Ltd., a wholly-owned subsidiary of EMRISE Electronics based in Japan. In some European countries and the Pacific Rim, these products are sold through a combination of direct sales and through third-party distributors.

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

         We rely on long-term orders and repeat business from our existing customers. We also approach our existing customers and their competitors to discuss opportunities for us to provide them with subsystem assemblies that typically incorporate our own products. Each of our components businesses has an extensive installed base: Digitran's history spans over 40 years in the electronic components industry, XPS, 50 years and RO 40 years. Major OEMs have designed many of our switches, power supplies and RF devices into their established product specifications. These factors have frequently resulted in customers seeking us out to manufacture for them unique subsystem assemblies as well as special variations of our standard digital switches.

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

COMPETITION

      ELECTRONIC COMPONENTS

         The market for our components is highly fragmented and composed of a diverse group of OEMs, including Power One, Interpoint/Grenson, Martek and Celab Ltd. for power supplies and Esterline (Janco), Greyhill, Inc., Omron Electronics, Transico Inc. and C&K Components Inc. for digital and rotary switches and Elisera, AML and American Microwave Corporation for RF and microwave devices. We believe that the principal competitive factors affecting our components business include:

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

         Our principal competitors for our communications equipment include Symmetricom and Oscilloquartz, for communication timing and synchronization products, RAD, Zhone/Paradyne and Patton Electronics Corporation, for network access and transmission products, and TTC Corporation (a subsidiary of JDS Uniphase), Ameritec Corporation, Fluke, Sunrise Telecom, Inc. and Electrodata, Inc., for communications test instruments.

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

         We currently derive a significant portion of our revenues from sales to telephone companies. We believe we derive a competitive advantage from efforts we expended to establish many of our communications equipment products as customer-approved products for telephone companies and for other key customers in the United States and abroad. Our products' approved status facilitates the ability of our customers to order additional products from us as their needs arise without the long delays that might otherwise be needed to obtain the approval of our customers' upper management or governing body prior to each purchase.

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

MANUFACTURING, ASSEMBLY AND QUALITY ASSURANCE

         Our network access and transmission products, communication timing and synchronization products and communications test instruments generally are assembled from outsourced subassemblies, with final assembly, configuration and quality testing performed in house.

         Manufacturing of our electronic components, including injection molding, fabrication, machining, printed circuit board manufacturing and assembly, and quality testing is done in house due to the specialized nature and small and varied batch sizes involved. Although many of our electronic devices incorporate standard designs and specifications, products are nevertheless built to customer order. This approach, which avoids the need to maintain a finished goods inventory, is possible because long lead-times for delivery often are available. Typically, our electronic components segment produces products in one- to 300-piece batches, with a ten- to thirty-week lead-time. The lead-time is predominantly to source sub-component piece parts such as electronic components, mechanical components and services. Typical build time is six to eight weeks from receipt of external components.

         We operate seven manufacturing and assembly facilities worldwide. All of these facilities except the RO Associates facility, which is being submitted for accreditation, are certified as ISO 9001- or 9002-compliant. We manufacture our network access and transmission products at CXR-AJ's facilities in France and at CXR Larus' facility in San Jose, California. We manufacture RF devices and custom power supplies at Pascall's facility in Ryde, Isle of Wight, England. We manufacture standard power supplies at RO's facility in Sunnyvale, California. We manufacture all of our test equipment and communication timing and synchronization products at the San Jose facility. We manufacture all of our digital and rotary switches in our Rancho Cucamonga, California facility. We manufacture our custom electronic power supplies in Ashford, Kent, England and Ryde, Isle of Wight, England.

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

         Our product development costs during the past three years were related to development of new communications test equipment and voice, data and video transmission equipment, communication timing and synchronization products, development of a new line of rotary switches at our Digitran facility and the development of RF and microwave devices at Pascall. We have continued incurring engineering costs applicable to the development of new digital and rotary switches since 2001. Current research expenditures in the communications equipment segment are directed principally toward enhancements to the current test instrument product line, the expansion of our range of network access and transmission products and the development and expansion of our range of Network Equipment Building System, or NEBS, qualified communication timing and synchronization systems. These expenditures are intended to improve market share and gross profit margins, although we cannot assure you that we will achieve these improvements.

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

INTELLECTUAL PROPERTY

         We regard our software, hardware and manufacturing processes as proprietary and rely on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. We have secured a U.S. and foreign patent for a rotary switch product and we filed patent applications, and intend to file additional patent applications in the future, for various other products with the U.S. Patent and Trademark Office and in the European Union, Japan, Canada and Brazil. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford some limited protection. The laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Our research and development and manufacturing process typically involves the use and development of a variety of forms of intellectual property and proprietary technology. In addition, we incorporate technology and software that we license from third party sources into our products. These licenses generally involve a one-time fee and no time limit. We believe that alternative technologies for this licensed technology are available both domestically and internationally.

         We may receive in the future notices from holders of patents that raise issues as to possible infringement by our products. As the number of network access, transmission and communication timing and synchronization instruments increases and the functionality of these products further overlaps, we believe that we may become subject to allegations of infringement given the nature of the telecommunications and information technology industries and the high incidence of these kinds of claims. Questions of infringement and the validity of patents in the fields of telecommunications and information technology involve highly technical and subjective analyses. These kinds of proceedings are time consuming and expensive to defend or resolve, result in substantial diversion of management resources, cause product shipment delays or could force us to enter into royalty or license agreements rather than dispute the merits of the proceeding initiated against us.

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

EMPLOYEES

         As of November 30, 2006, we employed approximately 300 persons in our various divisions and subsidiaries. None of our employees are represented by labor unions, and there have not been any work stoppages at any of our facilities. We believe that our relationship with our employees is good.

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

      OUR LACK OF LONG-TERM PURCHASE ORDERS OR COMMITMENTS MAY ADVERSELY AFFECT OUR BUSINESS IF DEMAND IS REDUCED.

         During 2005, the sale of electronic components accounted for approximately 62.6% of our total net sales, and the sale of communications equipment and related services accounted for approximately 37.8% of our total net sales. In many cases we have long-term contracts with our electronic components and communications equipment customers that cover the general terms and conditions of our relationships with them but that do not include long-term purchase orders or commitments. Rather, our customers issue purchase orders requesting the quantities of communications equipment they desire to purchase from us, and if we are able and willing to fill those orders, then we fill them under the terms of the contracts. Accordingly, we cannot rely on long-term purchase orders or commitments to protect us from the negative financial effects of reduced demand for our products that could result from a general economic downturn, from changes in the electronic components and communications equipment industries, including the entry of new competitors into the market, from the introduction by others of new or improved technology, from an unanticipated shift in the needs of our customers, or from other causes.

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

         The cyclical nature of the telecommunications business due to the budgetary cycle of telephone companies has had and will continue to have for the foreseeable future an effect on our quarterly operating results. Telephone companies generally obtain approval for their annual budgets during the first quarter of each calendar year. If a telephone company's annual budget is not approved early in the calendar year or is insufficient to cover its desired purchases for the entire calendar year, we are unable to sell products to the telephone company during the period of the delay or shortfall.

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

      WE RELY HEAVILY ON OUR MANAGEMENT, AND THE LOSS OF THEIR SERVICES COULD ADVERSELY AFFECT OUR BUSINESS.

         Our success is highly dependent upon the continued services of key members of our management, including Carmine T. Oliva, our Chairman of the Board, President, and Chief Executive Officer, Acting Chief Financial Officer and Secretary, and Graham Jefferies, our Executive Vice President and Chief Operating Officer. Mr. Oliva co-founded EMRISE Electronics and has developed personal contacts and other skills that we rely upon in connection with our financing, acquisition and general business strategies. Mr. Jefferies is a long-time employee of EMRISE who we have relied upon in connection with our United Kingdom acquisitions and who fulfills significant operational responsibilities in connection with our foreign and domestic operations. The loss of Mr. Oliva, Mr. Jefferies, or one or more other key members of management could adversely affect us. Although we have entered into employment agreements with each of our executive officers, those agreements are of limited duration and are subject to early termination by the officers under some circumstances. We maintain key-man life insurance on Mr. Oliva and Mr. Jefferies. However, we cannot assure you that we will be able to maintain this insurance in effect or that the coverage will be sufficient to compensate us for the loss of the services of Mr. Oliva or Mr. Jefferies.

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

      IF OUR PRODUCTS FAIL TO COMPLY WITH EVOLVING GOVERNMENT AND INDUSTRY STANDARDS AND REGULATIONS, WE MAY HAVE DIFFICULTY SELLING OUR PRODUCTS.

         We design our products to comply with a significant number of industry standards and regulations, some of which are evolving as new technologies are deployed. In the United States, our communications equipment products must comply with various regulations defined by the FCC and Underwriters Laboratories as well as industry standards established by Telcordia Technologies, Inc. and the American National Standards Institute, among others. Internationally, our communications equipment products must comply with standards established by the European Committee for Electrotechnical Standardization, the European Committee for Standardization, the European Telecommunications Standards Institute, telecommunications authorities in various countries as well as with recommendations of the International Telecommunications Union, among others. The failure of our products to comply, or delays in compliance, with the various existing and evolving standards could negatively affect our ability to sell our products.

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

         We have established and acquired international subsidiaries in the United Kingdom, France and Japan that prepare their balance sheets in the relevant foreign currency. In order to be included in our consolidated financial statements, these balance sheets are converted, at the then current exchange rate, into United States dollars, and the statements of operations are converted using weighted average exchange rates for the applicable period. Accordingly, fluctuations of the foreign currencies relative to the United States dollar could affect our consolidated financial statements. Our exposure to fluctuations in currency exchange rates has increased as a result of the growth of our international subsidiaries. Sales of our products and services to customers located outside of the United States accounted for approximately 49.7% of our net sales for 2005. We use derivatives to manage foreign currency rate risk for certain sales shipped from the United Kingdom. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. Net foreign exchange transaction gains included in other income and expense in our consolidated statements of operations totaled $123,000 for 2005.

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

         The market prices of securities of technology-based companies currently are highly volatile. The market price of our common stock has fluctuated significantly in the past. During 2005, the high and low closing sale prices of a share of our common stock were $2.34 and $0.91, respectively. Between January 1, 2006 and November 30, 2006, the high and low closing sale prices of a share of our common stock were $1.46 and $0.66, respectively. The market price of our common stock may continue to fluctuate in response to the following factors, many of which are beyond our control:

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

      FUTURE SALES OF SHARES OF OUR COMMON STOCK BY OUR STOCKHOLDERS COULD CAUSE OUR STOCK PRICE TO DECLINE.

         We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of common stock for sale will have on the market price prevailing from time to time. As of November 30, 2006, we had outstanding 38,081,750 shares of common stock and options and warrants to purchase an aggregate of 6,126,633 shares of common stock. A substantial number of these outstanding shares of common stock and shares of common stock underlying the options and warrants are registered for issuance or public resale under existing registration statements. Sales of shares of our common stock in the public market, or the perception that those sales may occur, could cause the trading price of our common stock to decrease or to be lower than it might be in the absence of those shares or perceptions.

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

         Not applicable.

ITEM 2.    PROPERTIES.

         As of November 30, 2006, we leased or owned approximately 174,000 square feet of administrative, engineering, production, storage and shipping space. All of this space was leased other than the Abondant, France facility, which is owned.

                                                                                               FUNCTION /
             BUSINESS UNIT                              LOCATION                          LEASE EXPIRATION DATE
---------------------------------------      -----------------------------          ---------------------------------

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

XCEL Power Systems, Ltd. and EEL             Ashford, Kent, England                 Administration, Engineering and
 (electronic components)                                                            Manufacturing; Expires March 2013

XCEL Japan, Ltd.                             Tokyo, Japan                           Sales;
(electronic components)                                                             Expires December 2007

RO                                           Sunnyvale, California                  Administrative, Engineering,
(power supplies)                                                                    Manufacturing;
                                                                                    Expires August 2007

Pascall Electronics Limited                  Ryde, Isle of Wight, England           Administration, Engineering,
(RF devices and custom power supplies)                                              Manufacturing;
                                                                                    Expires May 2016

CXR-AJ                                       Paris, France                          Administration;
(network access and transmission products)                                          Expires April 2007

CXR-AJ                                       Abondant, France                       Administration, Engineering,
(network access and transmission products)                                          Manufacturing;
                                                                                    Facility is owned

CXR Larus                                    San Jose, California                   Administration, Engineering,
(network access and transmission products,                                          Manufacturing;
communications test instruments,                                                    Expires June 2011 and is
communication timing                                                                renewable
and synchronization products)

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

         Our common stock has traded on NYSE Arca, Inc. since March 8, 2006, under the symbol "ERI." For the period from August 10, 2005 through March 7, 2006, our common stock traded on the Archipelago Exchange(SM) (ArcaEx(R)), a facility of the Pacific Exchange(R), under the symbol "ERI." For the period from January 1, 2004 through August 9, 2005, our common stock traded on the OTC Bulletin Board under the symbol "EMRI." The table below shows, for each fiscal quarter indicated, the high and low sales prices on the Pacific Exchange and the high and low closing bid prices on the OTC Bulletin Board, as the case may be, for shares of our common stock. The prices shown reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                               High       Low
                                                             -------    -------
Year Ended December 31, 2004
   First Quarter.........................................     $1.18      $0.87
   Second Quarter........................................      1.28       0.76
   Third Quarter.........................................      0.82       0.52
   Fourth Quarter........................................      1.68       0.60

Year Ended December 31, 2005
   First Quarter.........................................     $1.82      $1.46
   Second Quarter........................................      1.51       1.08
   Third Quarter.........................................      1.98       0.91
   Fourth Quarter........................................      2.34       1.14

         As of November 30, 2006, we had outstanding 38,081,750 shares of common stock outstanding held of record by approximately 3,000 stockholders. These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners. On November 30, 2006, the closing sale price of our common stock on NYSE Arca was $1.01 per share.

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

         In November 2005, we issued 50,000 shares of common stock to a financial advisor upon exercise of a warrant at a per share exercise price of $0.75 and 2,500 shares upon the exercise of employee stock options at a per share exercise price of $1.00.

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

                                                                       YEARS ENDED DECEMBER 31,
                                                 -------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS AND            2005          2004
COMPREHENSIVE INCOME DATA:                        (RESTATED)    (RESTATED)       2003          2002         2001
                                                 -----------   -----------   ------------  ------------  ----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales......................................  $   41,270    $   29,637    $   25,519   $   22,664   $   27,423
Cost of sales..................................      23,714        16,089        14,835       14,147       15,456
                                                 ----------    ----------    ----------    ---------   ----------
Gross profit...................................      17,556        13,548        10,684        8,517       11,967
Selling, general and administrative expenses...      13,707        10,212         7,812        7,731       10,129
Engineering and product development expenses...       2,621         1,521           951        1,015        1,076
                                                 ----------    ----------    ----------    ---------   ----------
Income (loss) from operations..................       1,228         1,815         1,921         (229)         762
Total other expense............................         (54)         (439)         (474)        (361)        (414)
                                                 ----------    ----------    ----------    ---------   ----------
Income (loss) from continuing operations
   before income taxes.........................       1,174         1,376         1,447         (590)         348
Income tax (benefit) expense...................        (267)           49           286          (20)          77
                                                 ----------    ----------    ----------    ---------   ----------
Income (loss) from continuing operations.......       1,441         1,327         1,161         (570)         271
Discontinued operations:
   Gain from operations of
     discontinued segment......................          --            --            --           --           56
                                                 ----------    ----------    ----------    ---------   ----------
Net income (loss)..............................       1,441         1,327         1,161         (570)         327
Foreign currency translation adjustment........      (1,357)          379           705          446         (312)
                                                 ----------    ----------    ----------    ---------   ----------
Total comprehensive income (loss)..............  $       84    $    1,706    $    1,866   $     (124)  $       15
                                                 ==========    ==========    ==========   ==========   ==========
Basic earnings (loss) per share from
   continuing operations.......................  $     0.04    $     0.06    $     0.05   $    (0.03)  $     0.01
                                                 ==========    ==========    ==========   ==========   ==========
Diluted earnings (loss) per share from
   continuing operations                         $     0.04    $     0.05    $     0.05   $    (0.03)  $     0.01
                                                 ==========    ==========    ==========   ==========   ==========
Basic and diluted earnings per share from
   discontinued operations.....................  $       --    $       --    $       --   $       --   $     0.01
                                                 ==========    ==========    ==========   ==========   ==========
Basic earnings (loss) per share................  $     0.04    $     0.06    $     0.05   $    (0.03)  $     0.02
                                                 ==========    ==========    ==========   ==========   ==========
Diluted earnings (loss) per share..............  $     0.04    $     0.05    $     0.05   $    (0.03)  $     0.01
                                                 ==========    ==========    ==========   ==========   ==========
Weighted average shares outstanding, basic.....      37,253        24,063        22,567       21,208       20,594
Weighted average shares outstanding, diluted...      38,386        24,839        23,811       21,208       23,782





                                                                    YEARS ENDED DECEMBER 31,
                                                 ----------------------------------------------------------------
                                                                  2004
                                                    2005       (RESTATED)       2003          2002        2001
                                                 ----------    ----------    ----------    ---------   ----------
BALANCE SHEET DATA:                                                      (IN THOUSANDS)
Cash and cash equivalents......................  $    4,371    $    1,057    $    1,174    $     254   $      604
Working capital................................      12,958         5,357         5,696        3,961        3,686
Total assets...................................      44,461        25,144        17,169       16,786       17,688
Long-term debt, net of current portion.........       2,492         3,208           819          927          763
Stockholders' equity...........................      27,013        10,757         7,916        5,732        5,862
Convertible redeemable preferred stock.........          --            --            --          282          270

         No cash dividends on our common stock were declared during any of the periods presented above. Various factors materially affect the comparability of the information presented in the above table. These factors relate primarily to the acquisition of Larus Corporation in July 2004, the acquisition of Pascall in March 2005 and changes in foreign currency conversion rates that may affect the consistency of the generally accepted accounting principles that we use. The year ended December 31, 2004 includes five months of Larus Corporation activity. The year ended December 31, 2005 includes nine and one-half months of Pascall activity and five months of RO activity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

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

              --     RF and microwave devices

         o    Communications Equipment

              --     network access and transmission products

              --     communication timing and synchronization products

              --     communications test instruments

         Sales to customers in the electronic components segment, primarily to aerospace customers, defense contractors and industrial customers, were approximately 62.2%, 51.5% and 63.4% of our total net sales during 2005, 2004 and 2003, respectively. Sales of communications equipment and related services, primarily to private customer premises and public carrier customers, were approximately 37.8%, 48.5% and 36.6% of our total net sales during 2005, 2004 and 2003, respectively.

         Sales of our electronic components segment increased $10,425,000 (68.3%) for 2005. Without the addition of the sales of $11,157,000 and $1,925,000, respectively, by our new subsidiaries, Pascall, which we acquired March 18, 2005 and RO, which we acquired on September 1, 2005, our electronic components segment sales would have declined $2,657,000 (17.4%) for 2005 as compared to 2004, primarily due to the lower shipments of our power supplies due to delays in the shipping schedule for the Eurofighter Typhoon aircraft program that resumed shipments in the second quarter of 2006.

         We achieved a $1,208,000 (8.4%) sales increase in our communications equipment segment for 2005. We acquired the Larus division of CXR Larus in July 2004. Without the addition of the $2,947,000 of sales made by the Larus division during the first half of 2005, our communications equipment segment sales would have declined $1,739,000 (12.1%) for 2005 as compared to 2004. This was primarily due to a low demand for our test equipment by the major United States telecommunications companies, a delay in continued shipments on a long-term United States government infrastructure program due to customer technical issues, and delays in French military program orders that had been expected in early 2005.

         We continue to reduce costs at CXR Larus by reducing its work force and increasing our sourcing of test equipment components from offshore manufacturers that produce components for lower prices than we previously paid to our former suppliers. Outsourcing of manufacturing to Asia was a primary reason we were able to increase our gross margin from approximately 34% in 2002 to approximately 62% in 2005 in our CXR Larus test equipment business, which resulted in an annual cost reductions of approximately $1,372,000 during 2004. During 2005, we began working toward establishing a similar arrangement for the manufacture of our communication timing and synchronization products by Hitachi OMD, which we anticipate will result in further improvements in our gross margin. We also reduced costs elsewhere in our communications equipment segment and lowered the breakeven point both in our United States and France operations through various cost-cutting methods, such as using offshore contract manufacturers, reducing facility rent expense by approximately $327,000 on an annual basis and downsizing our administrative office in Paris, France.

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

         In addition, we assumed $245,000 in accounts payable and accrued expenses and entered into an above-market real property lease with the sellers. This lease represents an obligation that exceeds the fair market value by approximately $756,000 and is part of the acquisition accounting. The cash portion of the acquisition purchase price was funded with proceeds from our prior credit facility with Wells Fargo Bank, N.A. and cash on-hand.

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

      PASCALL ACQUISITION

         On March 18, 2005, our subsidiary, EMRISE Electronics Ltd. ("EEL"), purchased all of the outstanding capital stock of PEHL, the parent holding company of Pascall, using funds loaned to EEL by EMRISE. The purchase price for the acquisition totaled $9,669,000, subject to adjustments as described below, and included a $9,054,000 cash payment to PEHL's former parent and approximately $615,000 in acquisition costs. In connection with the purchase, EEL loaned $3,082,000 to PEHL and Pascall, as described below.

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

         The following table summarizes the unaudited assets acquired and liabilities assumed in connection with this acquisition, including $615,000 in acquisition costs:

                                                            Dollars
                                                         in Thousands
                                                        -------------

        Current assets...............................   $      6,196
        Property, plant and equipment................          1,367
        Intangibles, including goodwill                        5,534
                                                        -------------
        Total assets acquired........................         13,097
        Current liabilities..........................         (2,863)
        Other liabilities............................            (80)
                                                        -------------
        Total liabilities assumed....................         (2,943)
                                                        -------------
        Net assets acquired..........................   $     10,154
                                                        =============

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

      RO ACQUISITION

         On September 2, 2005, EMRISE Electronics acquired all of the issued and outstanding shares of common stock of RO under the terms of a stock purchase agreement dated effective as of August 31, 2005 and amended as of September 28, 2005. Prior to the acquisition, all of the common stock of RO was owned by Robert H. Okada as Trustee of the Robert H. Okada Trust Agreement dated February 11, 1992, and Sharon Vavro, an individual.

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

         In determining the purchase price for RO, EMRISE Electronics considered the historical and expected earnings and cash flow of RO, as well as the value of companies of a size and in an industry similar to RO, comparable transactions and the market for such companies generally. The purchase price represented a premium of approximately $2,275,000 over the $2,340,000 recorded net worth of the assets of RO. In determining this premium, EMRISE Electronics considered the synergistic and strategic advantages provided by having a United States-based power conversion manufacturer and the value of the goodwill, customer relationships and technology of RO. Goodwill associated with the RO acquisition totaled approximately $1,376,000. EMRISE commissioned a valuation firm to determine what portion of the purchase price should be allocated to identifiable intangible asset. The valuation study of RO's intangibles was completed in June 2006. We initially estimated the intangibles to be valued as follows:

technology, $484,000, trademarks, $300,000 and customer relationships, $200,000. The valuation study resulted in the following valuations: technology, $500,000, trademarks, $350,000 and customer relationships, $350,000. The intangibles were adjusted to the appraised values in the second quarter of 2006. The technology and customer relationships are being amortized over 10 years on their appraise values and the trademarks are not being amortized due to the inability to determine an estimated life.

         In connection with the execution of the stock purchase agreement, EMRISE Electronics executed a lease agreement with Caspian Associates for the lease of 25,700 square feet of a 30,700 square feet building located at 246 Caspian Drive, Sunnyvale, California. The lease provided for a two-year term commencing on September 1, 2005 and ending on August 31, 2007, at a base rent of $9,210 per month. Additionally, the lease provided for an extension of the lease term for an additional three years, to August 31, 2010, if RO achieves net sales of at least $14,500,000 and cumulative gross profit of at least $3,987,500. If RO achieves the net sales and cumulative gross profit targets, the monthly base rent for the facility will be increased to the fair market value as of the first day of the next calendar month. Otherwise, the rent will remain unchanged unless and until the targets are met. The property was sold on November 1, 2006. As a result of the sale, the lease agreement was amended to remove the financial targets. Also, beginning on March 1, 2007, the lease coverts to a month-to-month tenancy whereupon either party may provide the other with 30 days' notice to terminate the lease. The current lease obligation is $12,280 per month, which is more than the original $9,210 because a sublessor terminated its sublease.

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

         The following table summarizes the unaudited assets and liabilities assumed in connection with the RO acquisition, including $65,000 in acquisition costs:

                                                                   Dollars
                                                                in Thousands
                                                               -------------

        Current assets.....................................    $       3,213
        Property, plant and equipment......................              329
        Intangibles, including goodwill....................            2,360
        Other assets.......................................               66
                                                               -------------
        Total assets acquired..............................            5,968
        Current liabilities................................             (943)
        Other liabilities..................................             (393)
                                                               -------------
        Total liabilities assumed..........................           (1,336)
                                                               -------------
        Net assets acquired................................    $       4,632
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

                                                                       Year Ended December 31,
                                                                    -----------------------------
                                                                       2005               2004
                                                                     (restated)        (restated)
                                                                    -----------       -----------
         Revenues.............................................      $    47,933       $    52,767
         Net income...........................................      $     1,324       $     2,072
         Basic earnings per share of common stock.............      $      0.04       $      0.06
                                                                    ===========       ===========
         Diluted earnings per share of common stock...........      $      0.03       $      0.06
                                                                    ===========       ===========

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

         In conjunction with our acquisition of RO, we commissioned a valuation firm to determine what portion of the purchase price should be allocated to identifiable intangible assets. The valuation study of RO's intangibles was completed in June 2006. We initially estimated the intangibles to be valued as follows: technology, $484,000, trademarks, $300,000 and customer relationships, $200,000. The valuation study resulted in the following valuations: technology, $500,000, trademarks, $350,000 and customer relationships, $350,000. The intangibles were adjusted to the appraised values in the second quarter of 2006. The technology and customer relationships are being amortized over 10 years on their appraise values and the trademarks are not being amortized due to the inability to determine an estimated life.

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


                 YEAR ENDED DECEMBER 31, 2005 (RESTATED) COMPARED TO YEAR ENDED DECEMBER 31, 2004 (RESTATED)

                                                                                                     RESULTS AS A PERCENTAGE
                                                                                                       OF NET SALES FOR THE
                                                 YEAR ENDED                                                 YEAR ENDED
                                                 DECEMBER 31,             DOLLAR      PERCENTAGE           DECEMBER 31,
                                          --------------------------     VARIANCE      VARIANCE      ------------------------
                                             2005           2004         FAVORABLE     FAVORABLE        2005         2004
                                          (RESTATED)     (RESTATED)    (UNFAVORABLE) (UNFAVORABLE)   (RESTATED)    (RESTATED)
                                          -----------    -----------    -----------    ----------    ----------    ----------
                                                                         (DOLLARS IN THOUSANDS)
Net sales
   Electronic components ..............   $    25,687    $    15,262    $    10,425        68.3%         62.6%         51.5%
   Communications equipment ...........        15,583         14,375          1,208         8.4%         37.8%         48.5%
                                          -----------    -----------    -----------    ----------    ----------    ----------
Total net sales .......................        41,270         29,637         11,633        39.3%        100.0%        100.0%
                                          -----------    -----------    -----------    ----------    ----------    ----------

Cost of sales
   Electronic components ..............        15,527          9,024         (6,503)      (72.1)%        37.6%         30.4%
   Communications equipment ...........         8,187          7,065         (1,122)      (15.9)%        19.8%         23.8%
                                          -----------    -----------    -----------    ----------    ----------    ----------
   Total cost of sales ................        23,714         16,089         (7,625)      (47.4)%        57.5%         54.3%
                                          -----------    -----------    -----------    ----------    ----------    ----------

Gross profit
   Electronic components ..............        10,160          6,238          3,922        62.9%         24.6%         21.0%
   Communications equipment ...........         7,396          7,310             86         1.2%         17.9%         24.7%
                                          -----------    -----------    -----------    ----------    ----------    ----------
   Total gross profit .................        17,556         13,548          4,008        29.6%         42.5%         45.7%
                                          -----------    -----------    -----------    ----------    ----------    ----------

Selling, general and administrative
   expenses ...........................        13,707         10,212         (3,495)       34.2%         33.2%         34.6%
Engineering and product development ...         2,621          1,521         (1,100)      (72.3)%         6.4%          5.1%
Operating income ......................         1,228          1,815           (587)      (32.3)%         3.0%          6.1%
Interest expense ......................          (455)          (433)           (22)       (5.1)%        (1.1)%        (1.5)%
Interest income .......................           153             --            153          --           0.4%          0.0%
Other income and expense ..............           248             (6)           254     4,233.3%          0.6%          0.0%
Income before income tax expense ......         1,174          1,376           (202)      (14.7)%         2.8%          4.6%
Income tax expense ....................          (267)            49            316       644.9%         (0.6)%         0.2%
                                          -----------    -----------    -----------    ----------    ----------    ----------
Net income ............................   $     1,441    $     1,327    $       114         8.6%          3.5%          4.5%
                                          ===========    ===========    ===========    ==========    ==========    ==========

         NET SALES. The $11,633,000 (39.3%) increase in total net sales for 2005 as compared to 2004 resulted from the combination of a $10,425,000 (68.3%) increase in net sales of our electronic components and a $1,208,000 (8.4%) increase in net sales of our communications equipment products and services.

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

         We first reported sales of RF devices during the three months ended March 31, 2005 due to the Pascall acquisition. We acquired RO on August 31, 2005. If we excluded sales by Pascall from March 18, 2005 through December 31, 2005 and sales by RO for September through December 31, 2005, our electronic components segment sales would have declined by $2,657,000 or (17.4%) for 2005. We currently anticipate that our sales of electronic components will increase in 2006, based upon informal indications we have received from various customers and based upon recent increases in our backlog, especially including orders relating to the Eurofighter Typhoon aircraft.

         COMMUNICATIONS EQUIPMENT. The $1,208,000 increase in net sales of our communications equipment segment resulted primarily from the inclusion in our 2005 results of the full year of $5,974,000 of net sales of communication timing and synchronization products attributable to our acquisition of Larus Corporation that occurred on July 13, 2004 as compared to sales of $3,424,000 for the period from July 13, 2004 to December 31, 2004. This increase occurred despite a $869,000 (24.6%) decline in net sales of test instruments primarily due to delays and non-receipt of expected orders from large carriers. Sales of network access equipment produced by CXR-AJ in France decreased by $380,000 (6.2%) to $5,759,000 in 2005 as compared to $6,139,000 in 2004 due to lower sales volume in military markets. We do not anticipate that sales of our communications test equipment will improve in 2006. We anticipate that sales of our network access products both in France and more importantly in the United States will grow as new sales channels and our stronger marketing presence becomes effective and we work to utilize our two new United States-based distributors we established relationships with during 2005.

         GROSS PROFIT. Gross profit as a percentage of total net sales decreased to 42.5% from 45.7% for the prior year period. In dollar terms, gross profit increased by $4,008,000 (29.6%) to $17,556,000 for 2005 as compared to
$13,548,000 for 2004.

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

         COMMUNICATIONS EQUIPMENT. This segment had a slight $86,000 decrease in gross profits. CXR Larus contributed $2,755,000 of gross profit for 2005 relating to net sales of network access and communication timing and synchronization products as compared to $1,782,000 for the period from July 13, 2004 to December 31, 2004. Gross profit for test instruments decreased $805,000 (30.4%) to $1,845,000 in 2005 as compared to $2,650,000 in 2004 due to lower volume. Due to reduced overhead costs, CXR-AJ recorded a relatively low $84,000 decrease in gross profit despite a $359,000 decline in sales, resulting in a gross margin for CXR-AJ of 42.0% in 2005 as compared to a gross margin for CXR-AJ of 41.0% in 2004. We plan to have our timing and other network access products built for us under a signed contract with Hitachi OMD and thereby expect to increase gross margins over our in-house manufacturing.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Our selling, general and administrative expenses increased in dollar terms but decreased as a percentage of net sales to 33.2% in 2005 from 34.5% in 2004. The $3,495,000 (34.2%)
increase in selling, general and administrative expenses for 2005 as compared to 2004 resulted from:

         o a $359,000 (54.8%) increase in sales commissions due to the increase or inclusion of $85,000, $243,000 and $73,000 of sales commission expenses of CXR Larus, Pascall and RO, respectively, partially offset by reductions in commission expenses of $22,000 for test instruments and $22,000 for our French-produced network access products;

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

         We anticipate that selling, general and administrative expenses for 2006 will exceed those expenses for 2005 due to costs associated with the reaudit of our consolidated financial statements for the years ending December 31, 2003, 2004 and 2005, integrating Pascall and RO, increased sales and marketing expenses for our new low profile rotary and digital switches, increased activity in searching for and analyzing potential acquisitions, expansion of our investor relations program and increased corporate governance activities in response to the Sarbanes-Oxley Act of 2002 and rules and regulations of the Securities and Exchange Commission ("Commission"). However we continue to seek efficiencies and cost savings at all operations.

         ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses consist primarily of new product development engineering activities. The $1,100,000 (72.3%) increase in these expenses resulted primarily from the increase of $443,000 of expenses attributable to our Larus division and a $513,000 increase in engineering expenses attributable to Pascall. Also, expenses related to development of our new low profile rotary switches increased $58,000 (12.0%) to $540,000 for 2005 as compared to $482,000 for 2004. We expect this higher level of expense to continue through 2006 as we continue to develop our new family of rotary switches and pursue long term opportunities for a new timing and synchronization product. During 2005, we eliminated one of our two engineering directors at CXR Larus, which is helping to offset approximately $75,000 of our increased engineering expenses on an annual basis.

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

         NET INCOME. Net income for 2005 increased by $114,000 to $1,441,000 as compared to $1,327,000 for 2004. The increase was primarily due to an increase in gross profit in our electronic components segment resulting from our acquisitions of Pascall and RO. We continue to closely monitor costs throughout our operations and have reduced costs through staffing reductions in our communications equipment operations in the United States and France as indicated above.

                      YEAR ENDED DECEMBER 31, 2004 (RESTATED) COMPARED TO YEAR ENDED DECEMBER 31, 2003

                                                                                                     RESULTS AS A PERCENTAGE
                                                                                                       OF NET SALES FOR THE
                                                 YEAR ENDED                                                 YEAR ENDED
                                                 DECEMBER 31,             DOLLAR      PERCENTAGE           DECEMBER 31,
                                          --------------------------     VARIANCE      VARIANCE      ------------------------
                                             2004                        FAVORABLE     FAVORABLE        2004
                                          (RESTATED)        2003       (UNFAVORABLE) (UNFAVORABLE)   (RESTATED)       2003
                                          -----------    -----------    -----------    ----------    ----------    ----------
                                                                         (DOLLARS IN THOUSANDS)
Net sales
  Electronic components ................  $    15,262    $    16,168    $      (906)       (5.6)%        51.5%         63.4%
  Communications equipment .............       14,375          9,351          5,024        53.7%         48.5%         36.6%
                                          -----------    -----------    -----------    ----------    ----------    ----------
     Total net sales ...................       29,637         25,519          4,118        16.1%        100.0%        100.0%
                                          -----------    -----------    -----------    ----------    ----------    ----------

Cost of sales
  Electronic components ................        9,024          9,530            506         5.3%         30.4%         37.3%
  Communications equipment .............        7,065          5,305         (1,760)      (33.2)%        23.8%         20.8%
                                          -----------    -----------    -----------    ----------    ----------    ----------
     Total cost of sales ...............       16,089         14,835         (1,254)       (8.5)%        54.3%         58.1%
                                          -----------    -----------    -----------    ----------    ----------    ----------

Gross profit
  Electronic components ................        6,238          6,638           (400)       (6.0)%        21.0%         26.0%
  Communications equipment .............        7,310          4,046          3,264        80.7%         24.7%         15.9%
                                          -----------    -----------    -----------    ----------    ----------    ----------
     Total gross profit ................       13,548         10,684          2,864        26.8%         45.7%         41.9%
                                          -----------    -----------    -----------    ----------    ----------    ----------

Selling, general and administrative
  expenses .............................       10,212          7,812          2,400        30.7%         34.5%         30.6%
Engineering and product development
  expenses .............................        1,521            951            570       (59.9)%         5.1%          3.7%
Operating income .......................        1,815          1,921           (106)       (5.5)%         6.1%          7.5%
Interest expense .......................         (433)          (416)           (17)       (4.1)%        (1.5)%        (1.6)%
Other expense ..........................           (6)           (58)            52        89.7%          0.0%         (0.2)%
Income before income tax expense .......        1,376          1,447            (71)       (4.9)%         4.6%          5.7%
Income tax expense .....................           49            286           (237)       82.9%          0.2%          1.1%
                                          -----------    -----------    -----------    ----------    ----------    ----------
Net income .............................  $     1,327    $     1,161    $       166        14.3%          4.5%          4.5%
                                          ===========    ===========    ===========    ==========    ==========    ==========

         NET SALES. The $4,118,000 (16.1%) increase in total net sales for 2004 as compared to 2003 resulted from the combination of a $906,000 (5.6%) decrease in net sales of our electronic components and a $5,024,000 (53.7%) increase in net sales of our communications equipment products and services.

         ELECTRONIC COMPONENTS. The decrease in net sales of our electronic components segment resulted from:

         o a $2,012,000 (20.1%) decrease in net sales of power supplies and subassemblies by XPS that we believe was primarily due to deferral of orders for the Eurofighter Typhoon aircraft; and

         o a $67,000 (23.1%) decrease in sales of electronic subsystem assemblies produced by Digitran, which we believe was primarily due to a delay in the United States government's transfer of a contract from one prime contractor to another.

These decreases were only partially offset by the following:

         o a $217,000 (4.1%) increase in net sales of switches manufactured by Digitran, which was primarily a result of an increase in the volume of orders for spare parts that we believe was mainly due to increased military activities;

         o an increase from $1,000 in 2003 to $28,000 in 2004 in net sales of a new standard rotary switch and then patent pending VLP(TM) rotary switches that were introduced by Digitran in 2004; and

         o a $956,000 (164.3%) increase in net revenue from service and miscellaneous other electronic component products primarily due to increased service business volume at XPS.

         COMMUNICATIONS EQUIPMENT. The increase in net sales of our communications equipment products and services resulted from:

         o a $2,112,000 (34.4%) increase in net sales of network access and transmission equipment, which primarily consisted of $1,952,000 in sales made by CXR Larus as a direct result of our acquisition of Larus Corporation in July 2004;

         o $1,298,000 of net sales of communication timing and synchronization products by CXR Larus from July through December 2004, prior to which time we did not have a similar product line; and

         o a $1,384,000 (64.5%) increase in net sales of our CXR HALCYON 704 series field test equipment, which was primarily due to a $1,800,000 order we received and delivered in the fourth quarter of 2004 for a project that had been under development since 2002.

These increases were partially offset by the curtailment during 2004 of orders for CXR Larus test equipment by another large customer who shifted its focus to fiber and HDSL services.

         GROSS PROFIT. The four percentage point increase in gross profit as a percentage of total net sales and the $2,864,000 (26.8%) increase in total gross profit in 2004 as compared to 2003 resulted from gross profit decreases in our electronic components segment that were more than offset by gross profit increases in our communications equipment segment.

         ELECTRONIC COMPONENTS. The $400,000 (6.0%) decrease in gross profit for our electronic components segment was primarily due to the large reduction in sales of power supplies described above.

         COMMUNICATIONS EQUIPMENT. The $3,264,000 (80.7%) increase in gross profit for our communications equipment segment and the 8.8% increase in this segment's gross profit as a percentage of total net sales were primarily the result of the addition of Larus Corporation's $1,782,000 gross profit resulting from net sales of communication timing and synchronization products for July through December 2004 and a $1,423,000 increase in gross profit at CXR Larus as a result of a large increase in high gross margin sales of CXR Halcyon communications test equipment. Excluding the addition of Larus Corporation sales, gross profit for network access equipment increased approximately $60,000 (2.1%).

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The $2,400,000 (30.7%) increase in selling, general and administrative expenses in 2004 as compared to 2003 resulted primarily from:

         o $994,000 in selling, general and administrative expenses generated by Larus Corporation following its acquisition in July 2004;

         o a $73,000 (12.0%) increase in sales expense at CXR Larus mostly related to commissions for the large orders they obtained during 2004;

         o a $110,000 (53.9%) increase in selling expense at Digitran related to support for our new line of rotary switches;

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

         NET INCOME. Net income increased by $166,000 (14.3%) to $1,327,000 in 2004 from $1,161,000 in 2003. Our 2004 net income was helped by the contribution of $628,000 of operating earnings from Larus Corporation, a $1,259,000 increase in operating earnings by CXR Larus due to improved test instrument sales and an improvement of $319,000 in operating earnings at CXR-AJ due to increased network access sales. These improvements were partially offset by lower operating earnings at our electronics components segment due to higher operating expenses at Digitran and lower gross margin at XPS due to a lower sales volume of power supplies. These changes resulted in our net income before taxes in 2004 of $1,376,000, $71,000 less than 2003 net income before tax of $1,447,000. Our income tax provision in 2004 was $49,000 as compared to $286,000 in 2003.

LIQUIDITY AND CAPITAL RESOURCES

         During 2005, we funded our operations primarily through revenue generated from our operations and through our previous lines of credit with Wells Fargo Bank, N.A. and various foreign banks. During 2005, we continued to rely on our foreign credit facilities. In addition, we raised approximately $16,060,000 in net proceeds through a private placement of equity securities in January 2005 as described below to support our acquisition program. As of December 31, 2005, we had working capital of $12,958,000, which represented a $7,601,000 (141.9%) increase from working capital of $5,357,000 at December 31, 2004, primarily due to the proceeds from the private placement and the addition of the working capital of Pascall and RO. At December 31, 2005 and 2004, we had accumulated deficits of $15,118,000 and $16,559,000, respectively, and cash and cash equivalents of $4,371,000 and $1,057,000, respectively.

         Accounts receivable increased $3,617,000 (62.4%) during 2005 from $5,796,000 as of December 31, 2004 to $9,413,000 as of December 31, 2005. Sales
attributable to the Pascall and RO acquisitions contributed $11,157,000 and $1,925,000, respectively, to accounts receivable at December 31, 2005. Without the acquisitions of Pascall and RO, our receivables would have decreased by $374,000 (6.5%) during 2005, primarily due to increased receivables for switches and test instruments. Days sales outstanding, which is a measure of our average accounts receivable collection period, increased from 61 days for 2004 to 67 days for 2005. Our customers include many Fortune 100 companies in the United States and similarly large companies in Europe and Asia. Because of the financial strength of our customer base, we incur few bad debts.

         Inventory balances increased $3,728,000 (56.9%) during 2005, from $6,549,000 at December 31, 2004 to $10,277,000 at December 31, 2005. Inventory
represented 23.1% and 26.0% of our total assets as of December 31, 2005 and December 31, 2004, respectively. Included in the December 31, 2005 amount is $1,591,000 and $2,325,000 of inventory attributable to Pascall and RO, respectively. Excluding the effect of this inclusion, inventory would have increased by $469,000 (7.2%) and would have represented 22.6% of total assets (excluding the $10,410,000 and $5,872,000 of total assets related to Pascall and RO, respectively) at December 31, 2005. Inventory turnover, which is a ratio that indicates how many times our inventory is sold and replaced over a specified period, increased to 2.8 times for 2005 as compared to 2.6 times for 2004.

         We took various actions to reduce costs in 2005 and 2004. These actions were intended to reduce the cash outlays of our communications equipment segment to match its revenue rate, which was negatively impacted by the telecommunications downturn of 2002 and 2003. We also have contracted with offshore manufacturers for production of test equipment at lower prices than our previous cost for in-house manufacturing. We have also contracted with Hitachi to outsource the manufacture of our communication timing devices beginning approximately in the second quarter of 2006. We merged Larus Corporation with and into CXR Telcom Corporation at the end of 2004 and integrated their operations.

         Cash provided by our operating activities totaled $1,140,000 for 2005 as compared to cash provided by operating activities of $3,884,000 for 2004. This $2,744,000 decrease in operating cash flows primarily resulted from payments made as planned reductions of accounts payable and accrued expenses.

         Cash used in our investing activities totaled $15,044,000 for 2005 as compared to $2,208,000 for 2004. Included in the results for 2005 are net cash of $10,154,000 and $4,623,000 used to acquire Pascall and RO, respectively. Also we acquired $287,000 of property, plant and equipment purchases for production equipment and computer equipment.

         Cash provided by our financing activities totaled $18,050,000 for 2005 as compared to $2,164,000 of cash used in our financing activities for 2004. The change is primarily due to the net proceeds of $16,060,000 from the issuance of common stock in the January 2005 private placement.

         Outstanding borrowings under our revolving lines of credit were as follows:

                                                                                            December 31,
                                                                                   -----------------------------
                                                                                        2005             2004
                                                                                   -------------    ------------
         Line of credit with a U.S. commercial lender.........................     $          --    $    118,000
         Lines of credit with foreign banks...................................         3,283,000         760,000
                                                                                   -------------    ------------
                                                                                   $   3,283,000    $    878,000
                                                                                   =============    ============

         On August 25, 2005, we and two of our subsidiaries, CXR Laurus and EMRISE Electronics, acting as guarantors, obtained a $9,000,000 revolving line of credit facility from Wells Fargo Bank, N.A. for the our domestic operations. As guarantors, each of CXR Larus and EMRISE Electronics was jointly and severally liable with EMRISE for up to $9,000,000. This facility was initially effective through September 1, 2006. The credit facility had no prepayment penalty and was subject to an unused commitment fee equal to 0.25% per annum, payable quarterly based on the average daily unused amount of the line of credit.

         As of December 31, 2005, we had no outstanding balance owing under our revolving credit line with Wells Fargo Bank, and had $2,000,000 of availability on the non-formula based portion of the credit line. As of December 31, 2005, we were in compliance with each of the covenants of the credit facility.

         On September 19, 2006, we entered into a Third Amendment to Credit Agreement effective as of September 1, 2006 with Wells Fargo Bank. The amendment provided for the waiver by Wells Fargo Bank of certain violations of financial covenants in our existing credit facility. The amendment also provided for the reduction in the amount of the credit facility from $9.0 million to $1.5 million and limited borrowings to 80% of eligible accounts receivable. In connection with the amendment, we executed a Revolving Line of Credit Note dated September 1, 2006 in the amount of $1.5 million. On October 9, 2006, we executed a letter agreement dated effective October 1, 2006 with Wells Fargo Bank extending the maturity date of the $1.5 million note to October 20, 2006.

         On November 13, 2006, Wells Fargo Bank issued a notice of default and demand for payoff with respect to the $1.5 million note. All obligations under the note were due and payable on November 20, 2006. On November 24, 2006, we entered into a Forbearance Agreement with Wells Fargo Bank, dated effective as of November 20, 2006, whereby Wells Fargo Bank agreed to forbear from exercising its rights under the credit facility as described in the notice of default and demand for payoff through December 1, 2006. On December 1, 2006, EMRISE Corporation, EMRISE Electronics, CXR Larus, RO and Wells Fargo Bank acting through its Wells Fargo Business Credit operating division ("WFBC") entered into a Credit and Security Agreement providing for a revolving line of credit and term loan. On December 5, 2006, we paid off the $1.5 million Wells Fargo Bank credit facility in full.

         The credit facility with WFBC provides for a $5.0 million revolving line of credit that expires on December 1, 2009. If WFBC terminates the credit facility during a default period, or if we terminate or reduce the credit facility prior to the maturity date, or if we prepay the term loan portion of the facility, we will be subject to penalties as follows: if the termination or prepayment occurs during the one year period after the initial funding date, the penalty is equal to 3% of the maximum line amount and/or prepayment amount; if the termination or prepayment occurs during second year after the initial funding date, the penalty is equal to 2% of the maximum line amount and/or prepayment amount; and if the termination or prepayment occurs at any time after the second anniversary of the initial funding date and prior to the maturity date, the penalty is equal to 1% of the maximum line amount and/or prepayment amount . The credit facility is subject to an unused line fee equal to 0.25% per annum, payable monthly based on the average daily unused amount of the line of credit described in the following paragraph. The credit facility is also subject to a minimum monthly interest charge of $8,500 with respect to the revolving line of credit.

         The WFBC credit facility provides a $5,000,000 revolving line of credit secured by accounts receivable, other rights to payment and general intangibles, inventories and equipment. The line of credit is formula-based which generally provides that the outstanding borrowings under the line of credit may not exceed an aggregate of 80% of eligible accounts receivable plus 10% of the value of eligible finished goods inventory. Interest is payable monthly. The interest rate is variable and is adjusted monthly based on the prime rate plus 1%. The prime rate at December 1, 2006 was 8.25%.

         The credit facility is subject to various financial covenants on a consolidated basis as follows. The minimum debt service coverage ratio must be greater than 1.20:1.00 on a trailing quarterly basis. "Debt service coverage ratio" is defined as net income after taxes, plus depreciation, plus amortization, plus or minus changes in deferred taxes, minus capital expenditures and minus any dividends or distributions, divided by the current maturities of long-term debt paid or scheduled to be paid plus any payments on subordinated debt. The credit facility also requires that we maintain a minimum book net worth, determined at the end of each calendar month, in an amount not less than $26,900,000 for the months ended December 31, 2006, January 31, 2007 and February 28, 2007 and of not less than that amount plus 80% of our net income for each calendar quarter ending on or after March 31, 2007 for each calendar month ending March 31, 2007, and each calendar month thereafter. We must not incur a net loss of greater than $1,150,000 for 2006 and for each quarterly period occurring after December 31,2006, our net income must not be less than $0.

         In the event of a default and continuation of a default, Wells Fargo may accelerate the payment of the principal balance requiring us to pay the entire indebtedness outstanding on that date. From and after the maturity date of the credit facility, or any earlier date that all principal owing under the credit facility becomes due and payable by acceleration or otherwise, the outstanding principal balance will bear interest until paid in full at an increased rate per annum equal to 3% above the rate of interest in effect from time to time under the credit facility.

         The credit facility also provides for a term loan of $200,000 secured by accounts receivable, other rights to payment and general intangibles, inventories and equipment, amortizable over 36 months at a variable rate equal to the prime rate plus 1%.

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

         As described above under the heading "Overview," we acquired Larus Corporation and Vista in July 2004. The $6,539,500 purchase price consisted of $1,000,000 in cash, the issuance of 1,213,592 shares of our common stock with a fair value of $1,000,000, $887,500 in the form of two short-term, zero interest promissory notes that were repaid in 2004, $3,000,000 in the form of two subordinated secured promissory notes, warrants to purchase up to an aggregate of 150,000 shares of our common stock at $1.30 per share, and approximately $580,000 of acquisition costs. In addition, we assumed $245,000 worth of accounts payable and accrued expenses and entered into an above-market seven-year real property lease with the sellers. This lease represents an obligation that exceeds the fair market value by approximately $756,000 and is part of the acquisition accounting. We funded the cash portion of the purchase price using proceeds from our prior credit facility with Wells Fargo Bank and our cash on-hand.

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

         On May 5, 2006, our audit committee concluded that our financial statements for the years ended December 31, 2005 and 2004 and the interim periods during 2005 and 2004 should no longer be relied upon. The audit committee reached this conclusion after having discussions with our former independent registered public accountants and management as part of an investigation conducted by the audit committee in response to an inquiry by the staff of the Securities and Exchange Commission's Division of Enforcement. As a result of the audit committee's conclusion regarding our financial statements, on May 9, 2006, the registration statement was no longer effective. This event triggered the liquidated damages provision contained in the registration rights agreement. During the months of June through November 2006, we paid to the remaining investors liquidated damages equal to $44,064 per month for a total of $220,320.

         We used a portion of the proceeds from the January 2005 private placement to fund the acquisition of Pascall. In connection with the Pascall acquisition, we loaned to EMRISE Electronics approximately $10,100,000 in cash that was used to acquire Pascall and to repay Pascall's existing intercompany debt. As described above, the Pascall purchase price is subject to upward or downward adjustment, and accordingly we paid $237,000 to Intelek on August 1, 2005 to compensate for an upward adjustment of Pascall's net worth. We have guaranteed obligations of EMRISE Electronics in connection with the Pascall acquisition and have agreed to indemnify Pascall's former parent in connection with obligations under Pascall's facilities lease.

         We used another portion of the proceeds from the January 2005 private placement to partially fund the acquisition of RO. We used $4,002,000 of cash to acquire RO, including paying down RO's bank debt of $1,602,000. In addition, we agreed to make two deferred payments of $300,000 each, the first of which we paid in October 2005, and the second of which was due on March 31, 2006. Offsetting these amounts was $35,000 received from the former RO shareholders to compensate for balance sheet adjustments.

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

         We intend to grow our business through both internal growth and further acquisitions that we identify as being potentially both synergistic and accretive of our earnings. Any additional acquisitions would likely be funded through the use of cash and/or a combination of cash and notes.

         We believe that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, including the credit facilities we currently have and expect to have with Wells Fargo Business Credit, will be adequate to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months. If, however, our capital requirements or cash flow vary materially from our current projections, if unforeseen circumstances occur, or if we require a significant amount of cash to fund future acquisitions, we may require additional financing. Our failure to raise capital, if needed, could restrict our growth, limit our development of new products or hinder our ability to compete.

EFFECTS OF INFLATION

         The impact of inflation and changing prices has not been significant on the financial condition or results of operations of either our company or our operating subsidiaries.

IMPACTS OF NEW ACCOUNTING PRONOUNCEMENTS

         In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, INVENTORY COSTS, AN AMENDMENT OF ARB NO. 43, CHAPTER 4, SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period costs. The provisions of SFAS No. 151 are effective for our fiscal 2006. We are currently evaluating the provisions of SFAS No. 151 and do not expect that adoption will have a material effect on our financial position, results of operations or cash flows.

         On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), SHARE-BASED PAYMENT, which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25, and amends SFAS No. 95, STATEMENT OF CASH FLOWS. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) generally requires share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition will no longer be an alternative. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

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

         SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under current accounting rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged from what would have been reported under prior accounting rules. However, we estimate that we will record expenses relating to currently outstanding stock options of $103,000 in 2006 and $30,000 in 2007.

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

         On December 16, 2004, the FASB issued SFAS No. 153, EXCHANGES OF NONMONETARY ASSETS, AN AMENDMENT OF APB OPINION NO. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges beginning in our second quarter of fiscal 2006. We do not believe our adoption of SFAS No. 153 will have a material effect on our consolidated financial position, results of operations or cash flows.

         On June 7, 2005, the FASB issued SFAS No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS, a replacement of APB Opinion No. 20, ACCOUNTING CHANGES, and SFAS No. 3, REPORTING ACCOUNTING CHANGES IN INTERIM FINANCIAL STATEMENTS. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. However, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. We do not believe our adoption of SFAS No. 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

         On June 29, 2005, the FASB ratified Emerging Issues Task Force Issue No. 05-06, DETERMINING THE AMORTIZATION PERIOD FOR LEASEHOLD IMPROVEMENTS. Issue No. 05-06 provides that the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease shall be the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition or the purchase. The provisions of Issue No. 05-06 are effective on a prospective basis for leasehold improvements purchased or acquired beginning in our second quarter of fiscal 2006. We do not believe the adoption of Issue No. 05-06 will have a material effect on our consolidated financial position, results of operations or cash flows.

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

         SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met, and that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. We currently use derivatives to manage foreign currency rate risk.

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

         We also utilized a forward currency contract denominated in British pounds sterling to offset the risk of intercompany loans to a United Kingdom subsidiary. Under this program, increases or decreases in the current portion of intercompany debt due from EEL are offset by gains or losses on the forward contract, to mitigate the possibility of foreign currency transaction gains or losses. The forward contract expired in September 2005. We do not use this forward contract for trading purposes. The forward contract used in this program was marked to market at the end of the period with unrealized gains and losses included in other income and expense.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On April 13, 2006, we notified Grant Thornton LLP ("GT"), the independent registered public accounting firm that was engaged as our principal accountant to audit our consolidated financial statements, that we intended to engage new certifying accountants and thereby were terminating our relationship with GT.

         Our decision to change accountants was approved by our audit committee and board of directors. The reason for the change was to allow us to engage an alternative firm that we believe has adequate resources and experience to provide us with the auditing and tax services we require, on a more cost-effective basis.

         The audit reports of GT on our consolidated financial statements and consolidated financial statement schedules as of and for the years ended December 31, 2005 and 2004 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

         During the years ended December 31, 2005 and 2004 and the subsequent interim period through April 13, 2006, there were no disagreements with GT on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which disagreements, if not resolved to GT's satisfaction, would have caused GT to make reference to the subject matter of the disagreement in connection with its opinion.

         During the years ended December 31, 2005 and 2004 and the subsequent interim period through April 13, 2006, there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K under the Securities Act of 1933, as amended, except as described below.

    o On April 5, 2005, in connection with its audit of our consolidated financial statements for the year ended December 31, 2004, GT advised our audit committee and management of two matters that GT considered to be "material weaknesses" as that term is defined under standards established by the Public Company Accounting Oversight Board (United States), or PCAOB. A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The first matter related to our need for additional staff with expertise in preparing required disclosures in the notes to the financial statements, and our need to develop greater internal resources for researching and evaluating the appropriateness of complex accounting principles and for evaluating the effects of new accounting pronouncements on us. Our growth during and since 2004 as a result of our acquisitions of Larus Corporation, PEHL and RO and the increased complexity surrounding our financing arrangements are major contributors to the need for additional resources in financial reporting. The second matter related to segregation of duties relating to cash disbursements. Both our assistant controller and accounts payable clerk had access to initiate the payment of invoices and print electronically signed checks. Both individuals had the ability to record transactions in the accounting system. The lack of segregation of these two functions - check-writing ability and the recording of disbursement transactions in our accounting system - represented a material weakness in the cash disbursements cycle. We considered these matters in connection with the preparation of the December 31, 2004 consolidated financial statements and also determined that no prior period financial statements were materially affected by such matters. In response to the observations made by GT, on April 7, 2005, we engaged financial consultants who are certified public accountants with the requisite background and experience to prepare required disclosures in the notes to our financial statements and to provide greater internal resources for researching and evaluating the appropriateness of complex accounting principles and for evaluating the effects that new accounting pronouncements may have on us. In addition, we recognize that the risk of an unauthorized disbursement exists without proper segregation of duties between check-writing and record keeping. However, every month we review the listing of checks produced and research any check number that is missing or questionable. We believe this type of detective control would identify unauthorized disbursements. Additionally, on May 6, 2005, we limited the system access for those individuals performing this review such that there are appropriate mitigating controls over the incompatible duties with regard to our disbursements. We believe these steps addressed the matters raised by GT.

    o On August 15, 2005, in connection with its review of our condensed consolidated financial statements for the quarter ended June 30, 2005, GT advised our management of a matter that GT considered to be a material weakness. GT noted that we recorded revenue in our Pascall division for certain items previously recorded as "bill and hold" inventory. We had shipped the items to the customer on June 30, 2005, the customer took title to the items and paid for the items. However, the customer requested that Pascall modify the items and returned the items to Pascall on July 7, 2005 under a separate contract. The return of the items by the customer subsequent to June 30, 2005 resulted in the transaction not meeting the revenue recognition criteria under Staff Accounting Bulletin ("SAB") No. 104. The recording of these items as sales in the quarter ended June 30, 2005 resulted in an adjusting journal entry to reduce revenue by $841,000 and to reduce net income by $314,000 ($0.01 per share). GT met with our audit committee on August 18, 2005 and recommended that we review the control procedures over bill and hold arrangements to determine adherence to SAB No. 104. Our audit committee and management have undertaken an extensive review of SAB No. 104. We have sought and plan to continue to seek guidance from our financial consultants, who are certified public accountants with the requisite background and experience, to assist us in our future compliance with SAB No. 104 as it relates to control procedures over bill and hold matters and believe we have therefore remediated the material weakness.

    o On March 28, 2006, in connection with its audit of our consolidated financial statements for the year ended December 31, 2005, GT advised our management and audit committee of two matters that GT considered to be material weaknesses. GT indicated that in the area of accounting and financial reporting, it believes we have insufficient accounting resources to enable us to identify and evaluate complex accounting and reporting matters. In addition, GT recommended that we establish procedures to ensure that our Chief Financial Officer can more closely monitor information submitted to our corporate headquarters by our subsidiary controllers and oversee accounting for reserves and other areas that involving significant judgment at all company locations. GT also recommended that we establish procedures to ensure that personnel familiar with accounting principles generally accepted in the United States and with Commission disclosure requirements thoroughly evaluate activities and transactions at all company locations in order to determine that we are timely making all required disclosures. To remediate this material weakness in the area of accounting and financial reporting, we intend to seek additional guidance from our financial consultants, who are certified public accountants with the requisite background and experience, and from our newly appointed Director of Financial Controls for Europe, to assist us in identifying and evaluating complex accounting and reporting matters. In addition, we intend to increase the frequency at which our Chief Financial Officer and our Director of Financial Controls for Europe visit and hold conference calls with accounting personnel and managers at each of our company locations. Also, we intend to define internal processes for identifying and disclosing non-routine and other transactions as required by Commission disclosure requirements and for researching and determining proper accounting treatment for those transactions. We plan to assign individuals with appropriate knowledge and skills to perform these processes and plan to provide those individuals with adequate technical resources to help ensure timely disclosure of the transactions and proper application of accounting principles generally accepted in the United States. We plan to develop procedures to document all non-routine transactions each quarter, including support for the final accounting treatment, and require the assigned individuals to review the documentation with our Chief Financial Officer and/or Director of Financial Controls for Europe prior to finalizing our quarterly and annual financial statements. GT also indicated that we need to improve our controls over inventory reserves. GT noted that some items that were in our inventory reserve earlier in 2005 were not present in the year-end reserve, although those items remained in inventory at year end. Current accounting guidance would have required us to include in our year-end reserve all items that were included in the inventory reserve earlier in 2005, despite the fact that we no longer viewed those items as slow moving. Our failure to continue to include those items in the inventory reserve resulted in a material audit adjustment. In addition, GT determined that inventory reserves in our CXR-AJ location were understated at year-end, resulting in an additional audit adjustment. To remediate this material weakness with regard to our controls over inventory reserves, we will adjust the procedures we use to compute inventory reserves to ensure that items that are included in inventory reserves are not removed from inventory reserves until a sale or disposal of those items occurs.

         On April 17, 2006, we engaged Hein & Associates LLP ("Hein") as our new certifying accountants. We have not consulted with Hein in the past regarding the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on our financial statements or as to any disagreement or reportable event as described in Item 304(a)(1)(iv) and Item 304(a)(1)(v).

         On April 18, 2006, we provided GT with a copy of the disclosures we planned to make in response to Item 304(a) of the Securities Act. We requested that GT furnish us with a letter addressed to the Securities and Exchange Commission stating whether GT agrees with the statements we made in response to
Item 304(a) and, if not, stating the respects in which it does not agree. A copy of GT's letter is attached as Exhibit 16.1 to our Form 8-K filed with the Commission on April 19, 2006.

ITEM 9A.   CONTROLS AND PROCEDURES.

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         We conducted an evaluation, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2005, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Acting Chief Financial Officer has concluded that as of December 31, 2005, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

         A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board ("PCAOB") Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with its audit of our consolidated financial statements for the year ended December 31, 2005, GT, our former independent registered public accounting firm, advised management and our audit committee of two matters that GT considered to be material weaknesses.

         GT indicated that in the area of accounting and financial reporting, it believed that we had insufficient accounting resources to enable us to identify and evaluate complex accounting and reporting matters. In addition, GT recommended that we establish procedures to ensure that our Chief Financial Officer can more closely monitor information submitted to our corporate headquarters by our subsidiary controllers and oversee accounting for reserves and other areas that involving significant judgment at all company locations. GT also recommended that we establish procedures to ensure that personnel familiar with accounting principles generally accepted in the United States and with Commission disclosure requirements thoroughly evaluate activities and transactions at all company locations in order to determine that we are timely making all required disclosures.

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

         In connection with its audit of our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003, Hein, our independent registered pubic accounting firm, advised management and our audit committee that they concur with GT's assessment of the material weaknesses described above. Hein also noted that our accounting department did not provide us with the appropriate resources, adequate technical skills and supervision to accurately account for our revenues, as evidenced by our need to restate our 2005 and 2004 financial statements.

         To initially address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

     REMEDIATION OF MATERIAL WEAKNESS

         To remediate the material weakness in our disclosure controls and procedures identified above, we have done or intend to do the following, in the periods specified below:

         To remediate the material weakness in the area of accounting and financial reporting identified by GT and Hein, during the second and third quarters of 2006 we sought, and we intend to seek in the future, additional guidance from our financial consultants, who are certified public accountants with the requisite background and experience to assist us in identifying and evaluating complex accounting and reporting matters. In addition, we intend to increase the frequency at which our Chief Financial Officer and our Director of Financial Controls for Europe visit and hold conference calls with accounting personnel and managers at each of our company locations. Also, we intend to define internal processes for identifying and disclosing non-routine and other transactions as required by Commission disclosure requirements and for researching and determining proper accounting treatment for those transactions. We plan to assign individuals with appropriate knowledge and skills to perform these processes and plan to provide those individuals with adequate technical resources to help ensure timely disclosure of the transactions and proper application of accounting principles generally accepted in the United States. During the second and third quarters of 2006, we developed procedures to document all non-routine transactions on a quarterly, including support for the final accounting treatment, and now require the assigned individuals to review the documentation with our Chief Financial Officer and/or Director of Financial Controls for Europe prior to finalizing our quarterly and annual financial statements.

         In the third quarter of 2006, we developed plans to alter the current organization of our accounting department and to hire additional personnel to assist in our financial reporting processes. We seek to hire a Chief Financial Officer and a Controller, each with expertise in public company financial reporting compliance

         We believe that a new Chief Financial Officer and a new Controller, once hired, will contribute additional expertise to our team of finance and accounting personnel and will assist us in our financial reporting processes. We believe that once our accounting department is strengthened through the addition of these additional staff members, we will have in place an adequate supervisory structure to ensure accurate accounting for and disclosure of all transactions in a timely manner.

         Management is unsure, at the time of the filing of this report, when the actions described above will remediate the material weakness also described above. Although management intends to hire a new Chief Financial Officer and a new Controller as soon as practicable, it may take an extended period of time until suitable candidates can be located and hired. Management is, however, optimistic that these personnel can be located and hired by the end of the first quarter of 2007. Until we hire a new Chief Financial Officer and a new Controller, as planned, management may hire outside consultants to assist us in satisfying our financial reporting obligations.

         Management believes that a new Chief Financial Officer will have an annual base salary in the range of $185,000 to $200,000 and a new Controller will have an annual base salary in the range of $130,000 to $150,000, not including benefits and other costs of employment. Management is unable, however, to estimate our expenditures related to fees paid or that may be paid in the future to financial consultants in connection with their guidance in identifying and evaluating complex accounting and reporting matters. Management is also unable to estimate our expenditures related to the development of new internal processes for identifying and disclosing both routine and non-routine transactions and for researching and determining proper accounting treatment for those transactions. Management is also unable to estimate our expenditures related to the hiring of other outside consultants to assist us in satisfying our financial reporting obligations. In addition, management is unable to estimate our expenditures related to higher fees to be paid to our independent auditors in connection with their review of this remediation.

         To remediate the material weakness with regard to our controls over inventory reserves, we have adjusted the procedures we use to compute inventory reserves to ensure that items that are included in inventory reserves are not removed from inventory reserves until a sale or disposal of those items occurs.

     CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         The changes noted above, specifically, the changes relating to our (i) efforts to locate suitable candidates for the positions of Chief Financial Officer and Controller, (ii) engaging of financial consultants who are certified public accountants to assist us in identifying and evaluating complex accounting and reporting matters, (iii) new internal processes for identifying and disclosing both routine and non-routine transactions and for researching and determining proper accounting treatment for those transactions, and (iv) assignment of individuals to perform these processes and provision to those individuals of technical and other resources to help ensure the proper application of accounting principles and the timely and appropriate disclosure of routine and non-routine transactions, are the only changes during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

ITEM 9B.   OTHER INFORMATION.

         None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

         The names, ages and positions held by our directors and executive officers as of November 30, 2006 are as follows:

NAME                                         AGE                          POSITIONS HELD
----                                         ---                          --------------

Carmine T. Oliva.......................      64     Chairman of the Board, President, Chief Executive Officer,
                                                    Acting Chief Financial Officer, Secretary and Director

Graham Jefferies.......................      49     Executive Vice President, Chief Operating Officer and Managing
                                                    Director of various subsidiaries

Laurence P. Finnegan, Jr. (1)(2)(3)....      69     Director

Otis W. Baskin (1)(2)(3)...............      61     Director

Richard E. Mahmarian (2)(3)............      69     Director

-----------
(1) Member of the compensation committee.
(2) Member of the nominating committee.
(3) Member of the audit committee.

         CARMINE T. OLIVA has been Chairman of the Board, President and Chief Executive Officer and a Class III director of EMRISE since March 26, 1997 and of our subsidiary, EMRISE Electronics, since he founded EMRISE Electronics in 1983. Mr. Oliva has been Acting Chief Financial Officer and Secretary of EMRISE since August 18, 2006 and served as Acting Chief Financial Officer from April to July 2005. Mr. Oliva has been Chairman of the Board of XCEL Corporation, Ltd. since 1985, and Chairman and Chief Executive Officer of CXR Larus since March 1997. In 2002, Mr. Oliva obtained a French government working permit and assumed responsibility as President of our CXR-AJ subsidiary. From January 1999 to January 2000, Mr. Oliva served as a director of Digital Transmission Systems Inc. (DTSX), a publicly held company based in Norcross, Georgia. From 1980 to 1983, Mr. Oliva was Senior Vice President and General Manager, ITT Asia Pacific Inc. Prior to holding that position, Mr. Oliva held a number of executive positions with ITT Corporation and its subsidiaries over an eleven-year period. Mr. Oliva attained the rank of Captain in the United States Army and is a veteran of the Vietnam War. Mr. Oliva earned a B.A. degree in Social Studies from Seton Hall University and an M.B.A. degree in Business from The Ohio State University.

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

         LAURENCE P. FINNEGAN, JR. has served as a Class II director since March 26, 1997. In addition to being a director of EMRISE Electronics from 1985 to March 1997, Mr. Finnegan was EMRISE Electronics' part-time Chief Financial Officer from 1994 to 1997. Mr. Finnegan has held positions with ITT (1970-1974) as controller of several divisions, Narco Scientific (1974-1983) as Vice President Finance, Chief Financial Officer, Executive Vice President and Chief Operating Officer, and Fischer & Porter (1986-1994) as Senior Vice President, Chief Financial Officer and Treasurer. Since August 1995, he has been a principal of GwynnAllen Partners, Bethlehem, Pennsylvania, an executive management consulting firm. Since December 1996, Mr. Finnegan has been a director and the President of GA Pipe, Inc., a manufacturing company based in Langhorne, Pennsylvania. From September 1997 to January 2001, Mr. Finnegan served as Vice President Finance and Chief Financial Officer of QuestOne Decision Sciences, an efficiency consulting firm based in Pennsylvania. Since August 2001, Mr. Finnegan has served as a director and the Vice President and Chief Financial Officer of VerdaSee Solutions, Inc., a consulting and software company based in Pennsylvania. Mr. Finnegan earned a B.S. degree in Accounting from St. Joseph's University.

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

CODE OF ETHICS

         Our board of directors has adopted an Amended and Restated Code of Business Conduct and Ethics that applies to all of our directors, officers and employees and an additional Code of Business Ethics that applies to our Chief Executive Officer and senior financial officers. We filed copies of these codes as exhibits to our annual report on Form 10-K for the year ended December 31, 2005.

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

ITEM 11.   EXECUTIVE COMPENSATION.

COMPENSATION OF EXECUTIVE OFFICERS

         The following table provides information concerning the annual and long-term compensation for the years ended December 31, 2005, 2004 and 2003 earned for services in all capacities as an employee by our Chief Executive Officer and each of our other executive officers who received an annual salary and bonus of more than $100,000 for services rendered to us during that period (collectively, the "named executive officers"). Mr. Foote resigned his position on August 18, 2006.

                                           SUMMARY COMPENSATION TABLE

                                                                                   LONG-TERM
                                                                              COMPENSATION AWARD
                                                        ANNUAL COMPENSATION   ------------------
                                                       ---------------------       SECURITIES          ALL OTHER
     NAME AND PRINCIPAL POSITION              YEAR      SALARY        BONUS    UNDERLYING OPTIONS    COMPENSATION
-----------------------------------------   -------    --------     --------   ------------------    ------------
Carmine T. Oliva ........................     2005     $350,000     $     --         50,000           $ 4,821(1)
  President, Chief Executive Officer,
  Acting Chief Financial Officer and
  Secretary
                                              2004     $309,000     $ 94,000         26,000           $ 4,821(1)
                                              2003     $271,510     $ 70,000         53,000           $ 4,821(1)
Graham Jefferies ........................     2005     $245,769     $     --         50,000           $14,037(3)
  Executive Vice President and Chief
  Operating Officer (2)
                                              2004     $237,017     $ 71,000         40,000           $10,924(3)
                                              2003     $210,295     $ 55,000         54,000           $10,320(3)
Randolph D. Foote........................     2005     $170,920     $     --         50,000           $ 2,117(4)
  Former Senior Vice President, Chief
  Financial Officer and Secretary
                                              2004     $173,867     $ 40,000         25,000           $ 1,965(4)
                                              2003     $157,230     $ 30,000         35,000           $ 1,886(4)

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

                    RETIREMENT ACCOUNT MATCHING CONTRIBUTIONS

         We matched up to the lesser of $2,000 and 20% of Mr. Foote's contributions to his 401(k) account. During 2005, 2004 and 2003, our matching contributions amounted to $2,117, $1,965 and $1,886, respectively. This matching arrangement was generally made available to all employees of EMRISE Corporation and provides for the same method of allocation of benefits between management and non-management participants.

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

                        OPTION GRANTS IN LAST FISCAL YEAR

         The following table provides information regarding options granted in the year ended December 31, 2005 to the named executive officers. We did not grant any stock appreciation rights during 2005. This information includes hypothetical potential gains from stock options granted in 2005. These hypothetical gains are based entirely on assumed annual growth rates of 5% and 10% in the value of our common stock price over the ten-year life of the stock options granted in 2005. These assumed rates of growth were selected by the Commission for illustrative purposes only and are not intended to predict future stock prices, which will depend upon market conditions and our future performance and prospects.

                                                                                                     POTENTIAL
                                                                                                 REALIZABLE VALUE
                                                                                                 AT ASSUMED RATES
                                      NUMBER OF     PERCENTAGE OF                                 OF STOCK PRICE
                                     SECURITIES     TOTAL OPTIONS                                APPRECIATION FOR
                                     UNDERLYING      GRANTED TO      EXERCISE                     OPTION TERM(3)
                           GRANT      OPTIONS       EMPLOYEES IN       PRICE      EXPIRATION    -------------------
     NAMED OFFICER         DATE      GRANTED(1)    FISCAL YEAR(2)    PER SHARE       DATE         5%         10%
-----------------------  --------   -----------   ---------------   -----------   ----------    -------------------
Carmine T. Oliva.......  12/30/05      50,000           0.7%           $2.00       12/29/15     $63,000    $159,000
Graham Jefferies.......  12/30/05      50,000           0.7%           $2.00       12/29/15     $63,000    $159,000
Randolph D. Foote......  12/30/05      50,000           0.7%           $2.00       12/29/15     $63,000    $159,000

---------------
(1) Options vested on the date of grant.
(2) Based on options to purchase 725,000 shares granted to our employees during
    2005.
(3) Calculated using the potential realizable value of each grant.

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

---------------
(1)  Based on the last reported sale price of our common stock of $1.34 on
     December 30, 2005 (the last trading day during 2005) as reported on
     ArcaEx(R), less the exercise price of the options.

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

     RANDOLPH D. FOOTE

         On February 24, 2006, we entered into a two-year employment agreement with Randolph D. Foote, our Senior Vice President, Chief Financial Officer and Secretary. The agreement was effective as of January 1, 2006 and replaced his existing employment agreement that was scheduled to expire in July 2006. The agreement provided for an initial base salary of $175,000 during the first twelve months the agreement is in effect. Mr. Foote was eligible to receive increases and bonuses at the discretion of our compensation committee and to participate in other benefit and incentive programs we may offer.

         On August 18, 2006, Mr. Foote, our then Senior Vice President, Chief Financial Officer and Secretary, resigned from those positions, and all positions with EMRISE's subsidiaries. In connection with his resignation, we and Mr. Foote entered into a Resignation and Separation Agreement, which became effective on August 25, 2006. Under the agreement, Mr. Foote resigned all of his positions and, we and Mr. Foote jointly terminated his employment agreement dated effective as of January 1, 2006. The agreement provides that effective as of August 21, 2006, Mr. Foote will be assigned to temporary employment with us, which the parties anticipate will terminate by approximately December 31, 2006 (the "Employment Separation Date"). During the time of his temporary employment, Mr. Foote will assist us in, among other things, the preparation of our restated financial statements and our filings with the Securities and Exchange Commission and will continue to receive his base salary and employment benefits (other than paid vacation benefits, bonus or incentive compensation).

         After the Employment Separation Date, Mr. Foote will continue to provide reasonable cooperation and assistance to us on an as-needed basis during the 12-month period following the Employment Separation Date in consideration of the following payments: (i) a total gross amount of $182,200 during such period, payable in equal periodic amounts on our regular pay dates, and (ii) reimbursement of Mr. Foote's health plan benefit provisions during the 12-month period.

     GRAHAM JEFFERIES

         On February 24, 2006, we entered into a three-year employment agreement with Graham Jefferies, our Executive Vice President and Chief Operating Officer. The agreement is effective as of January 1, 2006, and replaces his previous employment agreement that was scheduled to expire in July 2006. The agreement provides for an initial base salary of 152,800 British pounds sterling per year (approximately U.S. $263,350 as of January 1, 2006) during the first twelve months that the agreement is in effect, which amount is to be paid by our subsidiary, EEL. Mr. Jefferies is eligible to receive increases and bonuses at the discretion of our compensation committee and to participate in other benefit and incentive programs we may offer.

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

         If Mr. Jefferies becomes mentally or physically incapable of performing the services required under the agreement for a period of 180 consecutive days, the agreement will terminate; provided, however, that Mr. Jefferies will remain an employee of EEL. and will be entitled to remuneration in an amount equal to the amount paid under EEL's permanent health scheme, subject to the paragraph immediately below. Upon Mr. Jefferies' death, the agreement will terminate immediately.

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

         The nominating committee will consider candidates for director recommended by any stockholder that is the beneficial owner of shares representing more than 1.0% of the then-outstanding shares of our common stock and that has beneficially owned those shares for at least one year. The nominating committee will evaluate those recommendations by applying its regular nominee criteria and considering the additional information described in the nominating committee's below-referenced charter. Stockholders that desire to recommend candidates for the board for evaluation may do so by contacting EMRISE Corporation in writing, identifying the potential candidate and providing background and other information in the manner described in the nominating committee's charter. Candidates may also come to the attention of the nominating committee through current board members, professional search firms and other persons. In evaluating potential candidates, the nominating committee will take into account a number of factors, including, among others, the following:

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

         o        the size and composition of the board of directors.

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

         Our board of directors has determined that each of Messrs. Baskin, Finnegan and Mahmarian is independent under Rule 5.3(k) of the NYSE Arca Equities Rules because none of those directors has, or during the past three years has had, a material relationship with us, either directly or as a partner, stockholder or officer of an organization that has a relationship with us, and none of those directors is disqualified from being deemed independent under any of subparagraphs (A)-(F) of Rule 5.3(k)(1) of the NYSE Arca Equities Rules. Our board of directors has also determined that each of member of the audit committee is independent under Rule 10A-3(b)(1) of the Securities and Exchange Commission.

         Under the NYSE Arca Equities Rules, the non-management members of our board of directors must meet at regularly scheduled executive sessions without management, with a non-management director presiding over each executive session. A presiding director for each session is selected by the board members in attendance at the session based upon the topics to be discussed at the session. The non-management directors can be contacted by calling the Chairman of the Audit Committee. Further, if the non-management directors include directors who are not independent, then we should at least once a year schedule an executive session including only independent directors.

         Our corporate governance guidelines, charters of the audit, compensation and nominating committees, and our code of business conduct and ethics is included on our website. The foregoing information is also available in print to any stockholder who requests it.

         Under the NYSE Arca Equities Rules we must disclose if any member of our nominating committee or compensation committee is not independent.

COMPENSATION OF DIRECTORS

         Each non-employee director is entitled to receive $1,000 per month as compensation for his services. In addition, each board member chairing a standing committee is entitled to receive $500 per month as compensation for his services. We reimburse all directors for out-of-pocket expenses incurred in connection with attendance at board and committee meetings. We may periodically award options or warrants to our directors under our existing option and incentive plans. On December 30, 2005, we granted to each of Messrs. Baskin and Finnegan a fully-vested ten-year option to purchase up to 35,000 shares of our common stock at an exercise price of $2.00 per share. On April 16, 2006, we granted to Mr. Mahmarian an option to purchase 50,000 shares of our common stock at an exercise price of $1.00 per share. The option vests in two equal installments of 25,000 shares on October 17, 2006 and April 17, 2007.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

BENEFICIAL OWNERSHIP TABLE

         Except as otherwise indicated in the related footnotes, the following table sets forth information with respect to the beneficial ownership of our common stock as of November 30, 2006, by:

         o each person known by us to beneficially own more than 5% of the outstanding shares of our common stock;

         o        each of our directors;

         o each of the current executive officers named in the summary compensation table contained in the "Management" section of this report; and

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

         The address of each of the following stockholders, unless otherwise indicated in the footnotes to the table, is c/o EMRISE Corporation, 9485 Haven Avenue, Suite 100, Rancho Cucamonga, California 91730. Messrs. Oliva, Finnegan, Baskin, and Mahmarian are directors of EMRISE Corporation. Messrs. Oliva and Jefferies are executive officers of EMRISE Corporation.

                                                                        AMOUNT AND NATURE           PERCENT
NAME OF BENEFICIAL OWNER                                             OF BENEFICIAL OWNERSHIP       OF CLASS
-----------------------------------------------------------------    -----------------------    --------------
Carmine T. Oliva.................................................           1,398,305(1)             3.65%
Laurence P. Finnegan, Jr.........................................             260,171(2)               *
Otis W. Baskin...................................................              90,000(3)               *
Richard E. Mahmarian.............................................              35,000(4)               *
Graham Jefferies.................................................             237,276(5)               *
Austin W. Marxe and David M. Greenhouse..........................           4,153,288(6)            10.90%
Jon D. Gruber....................................................           2,387,650(7)             6.21%
All executive officers and directors as a group (5 persons)......           2,020,752(8)             5.20%

-------------------
*     Less than 1.00%
(1) Includes 81,889 shares held individually by Mr. Oliva's spouse, and 229,000 shares underlying options.
(2)   Includes 216,000 shares underlying options.
(3)   Includes 85,000 shares underlying options.
(4)   Includes 25,000 shares underlying options.
(5)   Includes 234,000 shares underlying options.
(6) Based on share beneficial ownership information contained in a Form 4 filed September 29, 2006, in which Austin W. Marxe and David M. Greenhouse, the controlling principals of AWM Investment Company, Inc. ("AWM"). AWM serves as the general partner of MGP Advisers Limited Partnership, the general partner of and investment advisor to Special Situations Fund III QP, L.P. Messrs. Marxe and Greenhouse share sole voting and investment power over 4,153,288 shares of common stock owned by Special Situation Fund III QP, L.P. The address for Messrs. Marxe and Greenhouse is 527 Madison Avenue, Suite 2600, New York, New York 10022.
(7) Based on share beneficial ownership information contained in a Schedule 13G filed February 3, 2006, in which Mr. Gruber reported that he is a member of a group that includes Gruber and McBaine Capital Management, LLC, Jon D. Gruber, J. Patterson McBaine and Eric B. Swergold, each of whom shares voting and dispositive power over 1,764,900 outstanding shares and 337,500 shares underlying warrants. Also includes an additional 285,250 shares over which Mr. Gruber reports sole voting and dispositive power. The address for Mr. Gruber is 50 Osgood Place, Penthouse, San Francisco, California 94133.
(8) Includes 789,000 shares underlying options and 81,889 outstanding shares held individually by Mr. Oliva's wife.

EQUITY COMPENSATION PLAN INFORMATION

         The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2005.

                                                                                               NUMBER OF SECURITIES
                                                                                             REMAINING AVAILABLE FOR
                                                                                              FUTURE ISSUANCE UNDER
                                       NUMBER OF SECURITIES TO BE      WEIGHTED-AVERAGE        EQUITY COMPENSATION
                                         ISSUED UPON EXERCISE OF       EXERCISE PRICE OF         PLANS (EXCLUDING
                                          OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS,    SECURITIES REFLECTED IN
Plan category                              WARRANTS AND RIGHTS        WARRANTS AND RIGHTS          COLUMN (A))
------------------------------------   --------------------------   ---------------------   ------------------------
                                                   (a)                        (b)                      (c)
Equity compensation plans approved
   by security holders.............            2,107,748(1)                 $1.05                 368,302(2)
Equity compensation plans not
   approved by security holders....            4,486,685(3)                 $1.63                      --
                                            ---------------           ---------------          ---------------
     Total.........................            6,594,433                                          368,302

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         We dismissed Grant Thornton LLP as our principal accountant on April 13, 2006 and retained Hein & Associates LLP as our principal accountant on April 17, 2006. We had no relationship with Hein & Associates LLP prior to their retention as our principal accountant. On June 28, 2006, we engaged Hein & Associates LLP to reaudit our consolidated financial statements for the years ending December 31, 2003, 2004 and 2005. Fees related to the reaudit are estimated to be $900,000.

         The following table sets forth the aggregate fees billed to us by Grant Thornton LLP, our former independent registered public accounting firm, for professional services rendered for the years ended December 31, 2005 and 2004:

        FEE CATEGORY                     2005             2004
        ------------                 ------------     ------------

         Audit Fees ............     $    642,000     $    449,000
         Audit-Related Fees ....           26,000            4,000
         Tax Fees ..............          114,000          106,000
         All Other Fees ........               --               --
                                     ------------     ------------
                  Total ........     $    782,000     $    559,000

         AUDIT FEES. Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by an independent registered public accounting firm in connection with statutory and regulatory filings or engagements. Audit fees increased due to the audit work required to provide assurance on the Pascall and RO financial statements, to expand audit work required on internal controls, and the higher value of the British pounds sterling and the euro when those expenses are converted to United States dollars for this report in 2005 as compared to 2004.

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

         Our audit committee pre-approved all services provided by our former independent registered public accounting firm, Grant Thornton LLP, and pre-approves all services provided by our current registered public accounting firm, Hein & Associates LLP.

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

                                        EMRISE CORPORATION AND SUBSIDIARIES

                           INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                                                               Page
                                                                                                               ----
Financial Statements
--------------------

Report of Independent Registered Public Accounting Firm.....................................................    F-2

Consolidated Balance Sheets as of December 31, 2005 and 2004................................................    F-3

Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003..................    F-4

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2005,
    2004 and 2003...........................................................................................    F-5

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2005,
    2004 and 2003...........................................................................................    F-6

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004
    and 2003................................................................................................    F-7

Notes to Consolidated Financial Statements for the Years Ended December 31, 2005, 2004
    and 2003................................................................................................    F-8

Financial Statement Schedule
----------------------------

Consolidated Schedule II Valuation and Qualifying Accounts for the Years Ended
    December 31, 2005, 2004 and 2003........................................................................   F-51


                                                        F-1

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
and Stockholders of EMRISE Corporation

We have audited the accompanying consolidated balance sheets of EMRISE Corporation and subsidiaries, a Delaware corporation, as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EMRISE Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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


/S/ HEIN & ASSOCIATES LLP

Irvine, California
December 13, 2006

                                        EMRISE CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                            DECEMBER 31, 2005 AND 2004
                                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


ASSETS                                                                                 2005               2004
                                                                                  (restated)(1)      (restated)(1)
                                                                                  -------------      -------------
Current assets:
   Cash and cash equivalents                                                      $       4,371      $       1,057
   Accounts receivable, net of allowance for doubtful accounts
     of $379 and $153, respectively                                                       9,413              5,796
   Inventories, net of allowances for inventory obsolescence
     of $4,053 and $2,251, respectively                                                  10,277              6,549
   Deferred income taxes                                                                  1,386                352
   Prepaid and other current assets                                                         536                417
                                                                                  -------------      -------------
Total current assets                                                                     25,983             14,171
Property, plant and equipment, net                                                        2,073                909
Goodwill                                                                                 12,066              5,881
Intangible assets other than goodwill, net of accumulated amortization of
   $350 in 2005 and $40 in 2004                                                           3,709              3,560
Other assets                                                                                630                623
                                                                                  -------------      -------------
                                                                                  $      44,461      $      25,144
                                                                                  =============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Borrowings under lines of credit                                               $       3,283      $         878
   Current portion of long-term debt                                                        504                233
   Notes payable to stockholders, current portion                                           500                509
   Accounts payable                                                                       4,949              3,621
   Income taxes payable                                                                     218                572
   Accrued expenses                                                                       3,571              3,001
                                                                                  -------------      -------------
Total current liabilities                                                                13,025              8,814
Long-term debt, less current portion                                                        742                958
Notes payable to stockholders, less current portion                                       1,750              2,250
Deferred income taxes                                                                     1,108              1,420
Other liabilities                                                                           823                945
                                                                                  -------------      -------------
Total liabilities                                                                        17,448             14,387

Commitments and contingencies (Notes 13 and 18)

Stockholders' equity:
   Preferred stock, $0.01 par value. Authorized 10,000,000 shares; zero issued
     and outstanding                                                                         --                  --
   Common stock, $0.0033 par value. Authorized 150,000,000 shares; issued and outstanding 37,550,000 shares and 24,777,000 shares in 2005 and 2004,
     respectively                                                                           124                 82
   Additional paid-in capital                                                            42,877             26,747
   Accumulated deficit                                                                  (15,118)           (16,559)
   Accumulated other comprehensive (loss) income                                           (870)               487
                                                                                  -------------      -------------
Total stockholders' equity                                                               27,013             10,757
                                                                                  -------------      -------------
                                                                                  $      44,461      $      25,144
                                                                                  =============      =============
--------------------
(1)      See Notes to Consolidated Financial Statements--"Note 2--Restatement of 2004 and 2005 Financial
         Statements."

                           See accompanying notes to consolidated financial statements.




                             EMRISE CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                        YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                               2005              2004
                                          (restated)(1)      (restated)(1)          2003
                                           ------------      ------------       ------------

Net sales                                  $     41,270      $     29,637       $     25,519
Cost of sales                                    23,714            16,089             14,835
                                           ------------      ------------       ------------
Gross profit                                     17,556            13,548             10,684
Operating expenses:
   Selling, general and administrative           13,707            10,212              7,812
   Engineering and product development            2,621             1,521                951
                                           ------------      ------------       ------------
Income from operations                            1,228             1,815              1,921
Other income (expense):
   Interest expense                                (455)             (433)              (416)
   Interest income                                  153                --                 --
   Other income (expense), net                      248                (6)               (58)
                                           ------------      ------------       ------------
Income before income taxes                        1,174             1,376              1,447
Income tax (benefit) expense                       (267)               49                286
                                           ------------      ------------       ------------
Net income                                 $      1,441      $      1,327       $      1,161
                                           ============      ============       ============
Basic earnings per share                   $       0.04      $       0.06       $       0.05
                                           ============      ============       ============
Diluted earnings per share                 $       0.04      $       0.05       $       0.05
                                           ============      ============       ============

-------------------
(1)      See Notes to Consolidated Financial Statements--"Note 2--Restatement of 2004 and
         2005 Financial Statements."

                See accompanying notes to consolidated financial statements.




                                  EMRISE CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                                            (IN THOUSANDS)


                                                        2005             2004
                                                   (restated)(1)     (restated)(1)           2003
                                                   -------------     --------------     --------------

Net income                                         $       1,441     $        1,327     $        1,161
Other comprehensive income (loss):
   Foreign currency translation adjustment                (1,357)               379                705
                                                   -------------     --------------     --------------
Comprehensive income                               $          84     $        1,706     $        1,866
                                                   =============     ==============     ==============

-------------------
(1)      See Notes to Consolidated Financial Statements--"Note 2--Restatement of 2004 and 2005
         Financial Statements."


                     See accompanying notes to consolidated financial statements.




                                                 EMRISE CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                            YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                                                           (IN THOUSANDS)


                                                                                                            Accumulated
                                   Series B Convertible                                                       Other
                                      Preferred Stock            Common Stock       Additional             Comprehensive
                                   ---------------------     --------------------    Paid-in   Accumulated    Income
                                    Shares       Amount       Shares      Amount     Capital     Deficit       (Loss)        Total
-------------------------------    --------     --------     --------    --------    --------    --------     --------     --------

Balance at January 1, 2003               64     $    400       21,535    $     71    $ 24,900    $(19,042)    $   (597)    $  5,732
Preferred Series A conversions           --           --        1,263           4         283          --           --          287
Preferred Series B conversions          (63)        (396)         635           2         395          (1)          --           --
Foreign currency translation
adjustment                               --           --           --          --          --          --          705          705
Accretion of redeemable
preferred stock                          --           --           --          --          --          (4)          --           (4)
Warrants issued for services             --           --           --          --          19          --           --           19
Exercise of warrants and
options                                  --           --           43          --          16          --           --           16
Net income                               --           --           --          --          --       1,161           --        1,161
-------------------------------    --------     --------     --------    --------    --------    --------     --------     --------
Balance at December 31, 2003              1            4       23,476          77      25,613     (17,886)         108        7,916
Preferred Series B conversions           (1)          (3)           3          --           3          --           --           --
Preferred Series B redemption            --           (1)          --          --           1          --           --           --
Stock options exercised                  --           --           19          --           5          --           --            5
Foreign currency translation
adjustment                               --           --           --          --          --          --          379          379
Stock issued for Larus
acquisition                              --           --        1,214           4         996          --           --        1,000
Warrants exercised                       --           --           65           1          19          --           --           20
Warrants issued for services             --           --           --          --          38          --           --           38
Value of warrants issued to
acquire Larus                            --           --           --          --          72          --           --           72
Net income (restated)(1)                 --           --           --          --          --       1,327           --        1,327
-------------------------------    --------     --------     --------    --------    --------    --------     --------     --------
Balance at December 31, 2004             --           --       24,777          82      26,747     (16,559)         487       10,757
   (restated)(1)
Stock options exercised                  --           --          106          --          39          --           --           39
Warrants exercised                       --           --          163          --          50          --           --           50
Issuance of common stock and
  warrants, net of issuance
  costs                                  --           --       12,504          42      16,018          --           --       16,060
Foreign currently translation
adjustment                               --           --           --          --          --          --       (1,357)      (1,357)
Warrants issued for services             --           --           --          --          23          --           --           23
Net income (restated)(1)                 --           --           --          --          --       1,441           --        1,441
-------------------------------    --------     --------     --------    --------    --------    --------     --------     --------
Balance at December 31, 2005
   (restated)(1)                         --     $     --       37,550    $    124    $ 42,877    $(15,118)    $   (870)    $ 27,013
===============================    ========     ========     ========    ========    ========    ========     ========     ========

------------------
(1) See Notes to Consolidated Financial Statements--"Note 2--Restatement of 2004 and 2005 Financial Statements."


                                    See accompanying notes to consolidated financial statements.




                                       EMRISE CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                                                  (IN THOUSANDS)


                                                                       2005             2004
                                                                   (restated)(1)    (restated)(1)        2003
                                                                    -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $     1,441      $     1,327      $     1,161
   Adjustments to reconcile net income to cash provided by
     operating activities:
     Depreciation and amortization                                          964              287              249
     Deferred income taxes                                                 (873)            (206)             146
     Provision for doubtful accounts                                        151               --               61
     Provision for inventory obsolescence                                 1,403            1,116              924
     Stock and warrants issued for services                                  23               38               19
   Changes in operating assets and liabilities net of
     businesses acquired:
     Accounts receivable                                                    374              289             (106)
     Inventories                                                           (469)            (452)            (113)
     Prepaid and other assets                                               (23)              23             (486)
     Accounts payable                                                    (1,064)           1,637             (802)
     Accrued expenses and other liabilities                                (787)            (175)             (14)
                                                                    -----------      -----------      -----------
Cash provided by operating activities                                     1,140            3,884            1,039
                                                                    -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net purchases of property, plant and equipment                          (287)            (724)             (63)
   Cash received from sale of property, plant and equipment                  20                8               13
   Cash collected on notes receivable                                        --               --               12
   Net cash paid for the acquisition of Pascall                         (10,154)              --               --
   Net cash paid for the acquisition of RO Associates                    (4,623)              --               --
   Net cash paid for acquisition of Larus, net of cash acquired              --           (1,492)              --
                                                                    -----------      -----------      -----------
Cash used in investing activities                                       (15,044)          (2,208)             (38)
                                                                    -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds (repayments) of current notes payable                     2,405           (2,004)            (593)
   Repayments of long-term debt                                          (1,602)            (250)            (110)
   Proceeds from long-term debt                                           1,097               65               --
   Cash from warrant/option exercise                                         90               25               16
   Net proceeds from issuance of common stock                            16,060               --               --
                                                                    -----------      -----------      -----------
Cash provided by (used in) financing activities                          18,050           (2,164)            (687)
                                                                    -----------      -----------      -----------

Effect of exchange rate changes on cash                                    (832)             371              606
Net increase (decrease) in cash and cash equivalents                      3,314             (117)             920
Cash and cash equivalents at beginning of year                            1,057            1,174              254
                                                                    -----------      -----------      -----------
Cash and cash equivalents at end of year                            $     4,371      $     1,057      $     1,174
                                                                    ===========      ===========      ===========

--------------------
(1)      See Notes to Consolidated Financial Statements--"Note 2--Restatement of 2004 and 2005 Financial
         Statements."


                           See accompanying notes to consolidated financial statements.




                                        EMRISE CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                                                  (IN THOUSANDS)


                                                                       2005             2004
                                                                   (restated)(1)    (restated)(1)         2003
                                                                   ------------     -------------     ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
     Interest                                                      $        439     $         367     $        382
                                                                   ============     =============     ============
     Income taxes                                                  $        341     $         428     $         81
                                                                   ============     =============     ============
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING
   ACTIVITIES:
   Issuance of subordinated notes for Larus acquisition            $         --     $       3,000     $         --
                                                                   ============     =============     ============
   Common stock issued upon conversion of redeemable preferred
     stock                                                         $         --     $           3     $        287
                                                                   ============     =============     ============
   Accretion of redeemable preferred stock                         $         --     $          --     $          4
                                                                   ============     =============     ============
   Common stock issued to acquire Larus                            $         --     $       1,000     $         --
                                                                   ============     =============     ============

--------------------
(1)      See Notes to Consolidated Financial Statements--"Note 2--Restatement of 2004 and 2005 Financial
         Statements."


                           See accompanying notes to consolidated financial statements.

                                                       F-8

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       YEARS ENDED DECEMBER 31, 2005 (RESTATED), 2004 (RESTATED) AND 2003


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

         The Company recognizes revenue from domestic sales of its electronic components and communications equipment at the point of shipment of those products. Product returns are infrequent and require prior authorization because the Company's sales are final and the Company quality tests its products prior to shipment to ensure they meet the specifications of the binding purchase orders under which they are shipped. When a distributor requests and receives authorization to return a product, the request must be accompanied by a purchase order for a replacement product. When an end-user requests to return a product, the Company either repairs or replaces the product.

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

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       YEARS ENDED DECEMBER 31, 2005 (RESTATED), 2004 (RESTATED) AND 2003


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

         RO Associates Incorporated ("RO") generates a portion of its revenue from royalties. Royalty income is recognized when the technology rights have transferred to the licensee. For agreements that provide the licensees the right to manufacture and sell our proprietary products, the Company recognizes initial license fee revenue upon delivery of the product technology. The Company recognizes guaranteed minimum license royalties as revenue as they become due. Per unit royalties that exceed the guaranteed minimum are recognized as earned when reported.

         Shipping and handling fees billed to customers totaled $261,000 for the year ended December 31, 2005 and were charged to cost of sales. Such amounts were not significant for the year ended December 31, 2004 and 2003. Shipping and handling fees billed to international customers are included in net sales and totaled less than 1.0% of net sales for the years ended December 31, 2005, 2004 and 2003. Depending on the operating division, shipping and handling costs are included in cost of sales or selling, general and administrative expenses. Freight is charged to cost of sales and the charge is reversed when the customer is invoiced for the freight.

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of all highly liquid investments with an original maturity of three months or less when purchased. As of December 31, 2005, 2004 and 2003, cash in foreign accounts was $2,447,000, $1,035,000 and
$535,000, respectively.

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       YEARS ENDED DECEMBER 31, 2005 (RESTATED), 2004 (RESTATED) AND 2003


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

        Buildings............................................     50 years
        Machinery, equipment and fixtures....................     3-7 years
        Leasehold improvements...............................     5 years

         Maintenance and repairs are expensed as incurred, while renewals and betterments are capitalized. Research and development costs are expensed as incurred.

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       YEARS ENDED DECEMBER 31, 2005 (RESTATED), 2004 (RESTATED) AND 2003


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

         The changes in the Company's product warranty liability during 2005 and 2004 were as follows:

                                                       Year Ended December 31,
                                                    ---------------------------
                                                        2005            2004
                                                    ------------   ------------

Liability, beginning of year..................      $     64,000   $     79,000
Expense for new warranties issued ............            86,000         64,000
Warranty claims ..............................                --        (79,000)
                                                    ------------   ------------
Liability, end of year .......................      $    150,000   $     64,000
                                                    ============   ============

INCOME TAXES

         The Company uses the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, ACCOUNTING FOR INCOME TAXES. Deferred income taxes are recognized based on the differences between financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the year and the change during the year in deferred tax assets and liabilities.

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       YEARS ENDED DECEMBER 31, 2005 (RESTATED), 2004 (RESTATED) AND 2003


STOCK-BASED COMPENSATION

         The Company applies Accounting Principles Bulletin ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and related interpretations in accounting for its employee stock-based compensation plans. Accordingly, no compensation cost is recognized for its employee stock option plans unless the exercise price of options granted is less than fair market value on the date of grant. The Company has adopted the disclosure provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, as amended by SFAS No. 148 ACCOUNTING FOR STOCK-BASED COMPENSATION - PRESENTATION AND DISCLOSURE.

         The following table sets forth the net income and basic and diluted earnings per share for the periods presented as if the Company had elected the fair value method of accounting for stock options:

                                                                         2005               2004
                                                                      (restated)         (restated)            2003
                                                                    -------------      -------------      -------------
Net income:
   As reported ................................................   $     1,441,000      $   1,327,000      $   1,161,000
   Add:  Stock-based compensation expense included in
     reported net income, net of related tax effect ...........                --                 --                 --
   Deduct:  Stock-based compensation expense determined
     under the fair value-based method, net of related tax
     effect ...................................................          (819,000)          (127,000)           (45,000)
                                                                    -------------      -------------      -------------
   Pro forma ..................................................   $       622,000      $   1,200,000      $   1,116,000
                                                                    =============      =============      =============

Basic earnings per share:
   As reported ................................................     $        0.04      $        0.06      $        0.05
   Add: Stock-based compensation expense included in
     reported net income, net of related tax effect ...........                --                 --                 --
   Deduct: Stock-based compensation expense determined ........
     under the fair value-based method, net of related tax
     effect ...................................................             (0.02)                --                 --
                                                                    -------------      -------------      -------------
   Pro forma ..................................................     $        0.02      $        0.06      $        0.05
                                                                    =============      =============      =============

Diluted earnings per share:
   As reported ................................................     $        0.04      $        0.05      $        0.05

   Add: Stock-based compensation expense included in
     reported net income, net of related tax effect ...........                --                 --                 --
   Deduct: Stock-based compensation expensed determined
     under the fair value-based method, net of related tax
     effect ...................................................             (0.02)                --                 --
                                                                    -------------      -------------      -------------
   Pro forma ..................................................     $        0.02      $        0.05      $        0.05
                                                                    =============      =============      =============

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       YEARS ENDED DECEMBER 31, 2005 (RESTATED), 2004 (RESTATED) AND 2003


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

EARNINGS PER SHARE

         Earnings per share is calculated according to SFAS No. 128, EARNINGS PER SHARE. Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding during the year. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the Company.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. This statement defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2005 and 2004, the fair value of all financial instruments approximated carrying value.

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

USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

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

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       YEARS ENDED DECEMBER 31, 2005 (RESTATED), 2004 (RESTATED) AND 2003


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

(2)      RESTATEMENT OF 2004 AND 2005 FINANCIAL STATEMENTS

         In connection with an internal investigation by the Company's Audit Committee in response to an inquiry by the staff of the Securities and Exchange Commission's Division of Enforcement, the Company has determined that during the quarter ended December 31, 2004, the Company prematurely recognized certain net sales of communications test equipment units that were not actually delivered to the customer until the first quarter of 2005 and thus did not meet all applicable revenue recognition criteria until the first quarter of 2005. The Company has determined the effect of this premature recognition of revenue on its previously issued financial statements and has restated the accompanying financial statements for the years ended December 31, 2004 and 2005 and has restated the financial information below for the years ended December 31, 2004 and 2005.

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       YEARS ENDED DECEMBER 31, 2005 (RESTATED), 2004 (RESTATED) AND 2003


         The effects of the restatement on net sales, cost of sales, gross profit, operating expenses, income from operations, net income, and basic and diluted earnings per share as of and for the year ended December 31, 2004 are as follows:

                                                     AS ORIGINALLY   RESTATEMENT
                                                       REPORTED      ADJUSTMENTS       AS RESTATED
                                                     -----------     -----------       ------------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

         Net sales .............................     $    29,861     $      (224)      $    29,637
         Cost of sales .........................     $    16,146     $       (57)*     $    16,089
         Gross profit ..........................     $    13,715     $      (167)*     $    13,548
         Operating expenses ....................     $    11,747     $       (14)*     $    11,733
         Income from operations ................     $     1,968     $      (153)      $     1,815
         Net income ............................     $     1,480     $      (153)      $     1,327
            Basic earnings per share ...........     $      0.06     $        --       $      0.06
            Diluted earnings per share .........     $      0.06     $     (0.01)      $      0.05

         The effects of the restatement on net sales, cost of sales, gross profit, operating expenses, income from operations, net income, and basic and diluted earnings per share as of and for the year ended December 31, 2005 are as follows:

                                                     AS ORIGINALLY   RESTATEMENT
                                                       REPORTED      ADJUSTMENTS      AS RESTATED
                                                     -----------     -----------      ------------

         Net sales .............................     $    41,046     $       224      $    41,270
         Cost of sales .........................     $    23,656     $        58*     $    23,714
         Gross profit ..........................     $    17,390     $       166*     $    17,556
         Operating expenses ....................     $    16,315     $        13*     $    16,328
         Income from operations ................     $     1,075     $       153      $     1,228
         Net income ............................     $     1,288     $       153      $     1,441
            Basic earnings per share ...........     $      0.03     $      0.01      $      0.04
            Diluted earnings per share .........     $      0.03     $      0.01      $      0.04

         -------------------
         * Differences attributable to rounding.

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       YEARS ENDED DECEMBER 31, 2005 (RESTATED), 2004 (RESTATED) AND 2003


(3)      INVENTORIES, NET

         Inventories are summarized as follows as of December 31:

                                                      2005            2004
                                                   (restated)      (restated)
                                                  -----------     -----------

         Raw materials ......................     $ 4,668,000     $ 3,222,000
         Work-in-process ....................       2,716,000       1,280,000
         Finished goods .....................       2,893,000       2,047,000
                                                  -----------     -----------
                                                  $10,277,000     $ 6,549,000
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

(4)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following as of December 31:

                                                                       2005               2004
                                                                  ---------------     -------------
         Land and buildings...................................    $       343,000     $     390,000
         Machinery, equipment and fixtures....................          4,002,000         3,999,000
         Leasehold improvements...............................            663,000           482,000
                                                                  ---------------     -------------
                                                                        5,008,000         4,871,000
         Accumulated depreciation and amortization............         (2,935,000)       (3,962,000)
                                                                  ---------------     -------------
                                                                  $     2,073,000     $     909,000
                                                                  ===============     =============

(5)      GOODWILL AMORTIZATION AND IMPAIRMENT TESTING

         SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, disallows the amortization of goodwill and provides for impairment testing of goodwill carrying values on an annual basis or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In applying SFAS No. 142, the Company performed the transitional reassessment and impairment tests required as of January 1, 2002. At the time of adoption, the Company had $1,084,000 of accumulated amortization of goodwill. The Company performed its annual required tests of impairment as of December 31, 2005, 2004 and 2003 for goodwill in the electronic components segment and the communications equipment segment reporting units. No events or changes in circumstances occurred between annual tests that would have required an interim goodwill impairment test.

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       YEARS ENDED DECEMBER 31, 2005 (RESTATED), 2004 (RESTATED) AND 2003


(6)      LINES OF CREDIT

         Outstanding borrowings under the Company's revolving lines of credit were as follows as of December 31:

                                                       2005             2004
                                                    -----------     -----------
Line of credit with a U.S. commercial lender.....   $        --     $   118,000
Lines of credit with foreign banks...............     3,283,000         760,000
                                                    -----------     -----------
                                                    $ 3,283,000     $   878,000
                                                    ===========     ===========

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

         The credit facility provides for a $9,000,000 revolving line of credit secured by accounts receivable, other rights to payment and general intangibles, inventories and equipment. Borrowings do not need to be supported by specific receivables or inventory balances unless aggregate borrowings under the line of credit exceed $2,000,000 at any time (a "conversion event"). If a conversion event occurs, the line of credit will convert into a formula-based line of credit until the borrowings are equal to or less than $2,000,000. The formula generally provides that the outstanding borrowings under the line of credit can not exceed an aggregate of 80% of eligible accounts receivable plus 30% of the value of eligible finished goods inventory. Interest is payable monthly. The interest rate is variable and is adjusted monthly based on the prime rate. The prime rate at December 31, 2005 was 7.25%.

         The credit facility is subject to various financial covenants on a consolidated basis, which were updated on November 17, 2005.

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

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       YEARS ENDED DECEMBER 31, 2005 (RESTATED), 2004 (RESTATED) AND 2003


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

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       YEARS ENDED DECEMBER 31, 2005 (RESTATED), 2004 (RESTATED) AND 2003


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

(8)      LONG-TERM DEBT

         A summary of long-term debt follows as of December 31:

                                                                                        2005              2004
                                                                                  --------------    -------------
         Term notes payable to U.S. commercial lender (a).....................    $       75,000    $     233,000
         Term notes payable to foreign banks (b)..............................           844,000          784,000
         Capitalized lease and equipment loan obligations (c).................           327,000          174,000
                                                                                  --------------    -------------
                                                                                       1,246,000        1,191,000
         Current portion......................................................          (504,000)        (233,000)
                                                                                  --------------    -------------
                                                                                  $      742,000    $     958,000
                                                                                  ==============    =============

------------------

(a) The Company's domestic credit facility with Wells Fargo Bank, N.A. provides for a term loan of $150,000 secured by equipment, amortizable over 36 months at a variable rate equal to the prime rate plus 1.5%. The term loan portion of the facility had balances of $75,000 and $126,000 at December 31, 2005 and 2004, respectively.

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       YEARS ENDED DECEMBER 31, 2005 (RESTATED), 2004 (RESTATED) AND 2003


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

         Principal maturities related to long-term debt, including loans from stockholders (Note 18), as of December 31, 2005 were as follows:

                           Year Ending December 31,                  Amount
                           ------------------------              -------------

                                    2006                         $   1,004,000
                                    2007                               923,000
                                    2008                               756,000
                                    2009                               538,000
                                    2010                               275,000
                                                                 -------------
                                    Total                        $   3,496,000
                                                                 =============

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       YEARS ENDED DECEMBER 31, 2005 (RESTATED), 2004 (RESTATED) AND 2003


(9)      ACCRUED EXPENSES

         Accrued expenses as of December 31 consisted of the following:

                                                        2005           2004
                                                     (restated)     (restated)
                                                     ----------     ----------

         Accrued salaries ......................     $  675,000     $  805,000
         Accrued payroll taxes and benefits ....        735,000        491,000
         Advance payments from customers .......        219,000         77,000
         Other accrued expenses ................      1,942,000      1,628,000
                                                     ----------     ----------
         Total accrued expenses ................     $3,571,000     $3,001,000
                                                     ==========     ==========

         No other individual item represented more than 5% of total current liabilities.

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

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       YEARS ENDED DECEMBER 31, 2005 (RESTATED), 2004 (RESTATED) AND 2003


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

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       YEARS ENDED DECEMBER 31, 2005 (RESTATED), 2004 (RESTATED) AND 2003


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

         The board of directors has also authorized the issuance of common stock purchase warrants to certain officers, directors, stockholders, key employees and other parties as follows:

                                                                                            Exercise Price
                                                                     Number        ----------------------------------
                                                                    of Shares        Per Share          Total
                                                                 ----------------- ---------------- -----------------
Balance outstanding at January 1, 2003                                404,000      $0.25 to $2.50     $   273,000
Warrants issued                                                       401,000       0.75 to 1.00          325,000
Warrants expired/forfeited                                           (138,000)          0.66              (91,000)
Warrants exercised                                                    (14,000)          0.66               (9,000)
                                                                 ----------------- ---------------- -----------------
Balance outstanding at December 31, 2003                              653,000      $0.25 to $2.50     $   498,000
                                                                 ----------------- ---------------- -----------------
Warrants issued                                                       250,000       0.85 to 1.30          299,000
Warrants expired/forfeited                                            (32,000)          2.50              (80,000)
Warrants exercised                                                    (65,000)      0.25 to 0.31          (17,000)
                                                                 ----------------- ---------------- -----------------
Balance outstanding at December 31, 2004                              806,000      $0.31 to $1.30     $   700,000
                                                                 ----------------- ---------------- -----------------
Warrants issued                                                     3,886,000       1.73 to 2.00        6,741,000
Warrants exercised                                                   (205,000)      0.39 to 0.75         (111,000)
                                                                 ----------------- ---------------- -----------------
Balance outstanding at December 31, 2005                            4,487,000      $0.75 to $2.00      $7,330,000
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

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       YEARS ENDED DECEMBER 31, 2005 (RESTATED), 2004 (RESTATED) AND 2003


         As of December 31, 2005, the Company was authorized to issue 150,000,000 shares of common stock. As of that date, the Company had 37,550,250 shares of common stock outstanding and 6,594,443 shares of common stock that could become issuable pursuant to the exercise of outstanding stock options and warrants.

         As described in Note 19, the Company issued shares of common stock and warrants to purchase shares of common stock in a private offering on January 5, 2005.

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

         Income before income taxes was taxed under the following jurisdictions for the years ended December 31:

                                                             2005                 2004                  2003
                                                          (restated)           (restated)
                                                     ----------------      ----------------     ---------------
        Domestic.................................    $         25,000      $        762,000     $       369,000
        Foreign..................................           1,149,000               614,000           1,078,000
                                                     ----------------      ----------------     ---------------
        Total....................................    $      1,174,000      $      1,376,000     $     1,447,000
                                                     ================      ================     ===============

         Income tax expense (benefit) consisted of the following for the years ended December 31:

                                                           2005                 2004                  2003
                                                        (restated)           (restated)
                                                     ----------------      ----------------     ---------------

        Current
           Federal...............................    $             --      $         34,000     $        26,000
           State.................................                  --                52,000              55,000
           Foreign...............................             535,000               242,000             351,000
                                                     ----------------      ----------------     ---------------
        Total current............................    $        535,000      $        328,000     $       432,000
                                                     ================      ================     ===============





        Deferred
           Federal...............................    $       (705,000)     $       (204,000)    $      (132,000)
           State.................................              30,000               (11,000)            (14,000)
           Foreign...............................            (127,000)              (64,000)                 --
                                                     ----------------      ----------------     ---------------
        Total deferred...........................    $       (802,000)     $       (279,000)    $      (146,000)
                                                     ================      ================     ===============

        Total
           Federal...............................    $       (705,000)     $       (170,000)    $      (106,000)
           State.................................              30,000                41,000              41,000
           Foreign...............................             408,000               178,000             351,000
                                                     ----------------      ----------------     ---------------
        Total....................................    $       (267,000)     $         49,000     $       286,000
                                                     ================      ================     ===============

         Income tax expense (benefit) differed from the amount obtained by applying the statutory federal income tax rate of 34% to income before income taxes as follows for the years ended December 31:

                                                           2005                 2004                  2003
                                                        (restated)           (restated)
                                                     ----------------      ----------------     ---------------
Tax at U.S. federal statutory rate................   $        399,000      $        468,000     $       492,000
State taxes, net of federal income tax benefit....             30,000                41,000              43,000
Foreign income taxes..............................            (42,000)              248,000             (63,000)
Change in valuation allowances....................           (607,000)             (179,000)           (182,000)
Permanent differences.............................            (47,000)               (6,000)             12,000
Utilization of net operating losses...............                 --              (523,000)                 --
Other.............................................                 --                    --             (16,000)
                                                     ----------------      ----------------     ---------------
                                                     $       (267,000)     $         49,000     $       286,000
                                                     ================      ================     ===============

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       YEARS ENDED DECEMBER 31, 2005 (RESTATED), 2004 (RESTATED) AND 2003


         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities were as follows as of December 31:

                                                                               2005                2004
                                                                            (restated)          (restated)
                                                                         --------------      --------------
        Deferred tax assets:
            Fixed assets depreciation...............................    $            --      $      282,000
            Allowance for doubtful accounts ........................             44,000              12,000
            Inventory reserves and uniform capitalization ..........            770,000             393,000
            Other accrued liabilities ..............................            361,000             179,000
            Deferred compensation..................................            118,000             122,000
            Alternative minimum tax credit carryforwards ...........            142,000             142,000
            Capital loss carryforwards..............................            136,000             136,000
            Net operating loss carryforwards .......................          4,661,000           4,880,000
                                                                         --------------      --------------
        Total deferred tax assets ..................................          6,232,000           6,146,000
        Valuation allowance for deferred tax assets ................         (4,846,000)         (5,794,000)
                                                                         --------------      --------------
        Deferred tax assets (current)...............................          1,386,000             352,000
                                                                         --------------      --------------

        Deferred tax liabilities:
            Depreciation............................................            (51,000)                 --
            Intangible assets other than goodwill...................         (1,057,000)         (1,400,000)
                                                                         --------------      --------------
        Deferred tax liabilities (long-term)........................         (1,108,000)         (1,400,000)
                                                                         --------------      --------------
        Net deferred tax assets (liabilities).......................     $      278,000      $   (1,048,000)
                                                                         ==============      ==============

         As of December 31, 2005, the Company had recorded $1,386,000 of net deferred tax assets and $1,108,000 of deferred tax liabilities. The Company had federal and state net operating loss carryforwards of approximately $14,187,000 and $14,121,000 as of December 31, 2005 and 2004, respectively, that expire at various dates through 2023. As of December 31, 2005 and 2004, the Company recorded a valuation allowance on the deferred tax asset. Management believes sufficient uncertainty exists regarding the realizability of the deferred tax asset items and that a valuation allowance is required. Management considers projected future taxable income and tax planning strategies in making this assessment. For the years ended December 31, 2005 and 2004, management recorded reduction in its valuation allowances of $607,000 and $179,000, respectively, based on the domestic book income in 2005 and 2004 and projections for future taxable income over periods that the deferred assets are deductible. Management believes that it is more likely than not that the Company will realize the benefits of its net deferred tax asset. The amount of the deferred tax assets considered realizable, however, could materially change in the near future if estimates of future taxable income during the carryforward period are changed.

         As a result of the merger in 1997 of the privately held EMRISE Electronics with a wholly-owned, newly formed subsidiary of the Company, with EMRISE Electronics as the surviving subsidiary, the Company experienced a more than 50% ownership change for federal income tax purposes. As a result, an annual limitation will be placed upon the Company's ability to realize the benefit of a significant portion of its federal net operating loss and credit carryforwards. The Company currently has $9,606,000 of net operating losses not subject to annual limitation, as these losses were generated subsequent to the 50% change in ownership. The remaining net operating loss of $4,581,000 generated before the change in ownership is subject to the annual limitation. Of the $4,581,000 net operating loss carryforward subject to limitation, approximately $276,000 per year is available to offset future federal taxable income.

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       YEARS ENDED DECEMBER 31, 2005 (RESTATED), 2004 (RESTATED) AND 2003


(12)     EARNINGS PER SHARE

         The following table illustrates the computation of basic and diluted earnings per share:

                                                                           2005             2004
                                                                        (restated)       (restated)          2003
                                                                       ------------     ------------     ------------
NUMERATOR:
Net income .......................................................     $  1,441,000     $  1,327,000     $  1,161,000
    Less: accretion of the excess of the redemption value over
    the carrying value of redeemable preferred stock .............               --               --           (4,000)
                                                                       ------------     ------------     ------------
Income attributable to common stockholders .......................     $  1,441,000     $  1,327,000     $  1,157,000
                                                                       ============     ============     ============
DENOMINATOR:
Weighted average number of common shares outstanding during the
   period - basic ................................................       37,253,000       24,063,000       22,567,000
Incremental shares from assumed conversions of warrants,
   options and preferred stock ...................................        1,195,000          776,000        1,244,000
                                                                       ------------     ------------     ------------
Adjusted weighted average shares - diluted .......................       38,448,000       24,839,000       23,811,000
Basic earnings per share .........................................     $       0.04     $       0.06     $       0.05
                                                                       ============     ============     ============
Diluted earnings per share .......................................     $       0.04     $       0.05     $       0.05
                                                                       ============     ============     ============

         The following table shows the common stock equivalents that were outstanding as of December 31, 2005 and 2004 but were not included in the computation of diluted earnings per share because the options' or warrants' exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive:

                                                              Number        Exercise Price
                                                            of Shares         Per Share
                                                            ---------         ---------
  Anti-dilutive common stock options:
      As of December 31, 2005.......................          686,000           $2.00
      As of December 31, 2004.......................        1,027,000       $1.00 to $3.44

  Anti-dilutive common stock warrants:
      As of December 31, 2005.......................        3,886,000       $1.73 to $2.00
      As of December 31, 2004.......................          326,000       $1.00 to $1.30

(13)     COMMITMENTS AND CONTINGENCIES

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       YEARS ENDED DECEMBER 31, 2005 (RESTATED), 2004 (RESTATED) AND 2003


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

         The future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year (including the related party lease discussed in Note 16) are as follows:

                        Year Ending December 31,           Amount
                        -----------------------         ------------

                                  2006                  $  1,202,000

                                  2007                     1,140,000
                                  2008                       745,000
                                   2009                      551,000
                                  2010                       430,000
                           2011 and thereafter               162,000
                                                        ------------
                                  Total                 $  4,230,000
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

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       YEARS ENDED DECEMBER 31, 2005 (RESTATED), 2004 (RESTATED) AND 2003


         The Company's subsidiary in France has a defined benefit pension plan. The plan is an unfunded plan. As of the December 31, 2005 and 2004 measurement dates, the status of the defined benefit pension plan was as follows:

                                                           2005           2004
                                                        ----------    ----------
        Projected benefit obligation.................   $  163,000    $  178,000
        Fair value of plan assets....................   $       --    $   12,000
        Unfunded accumulated benefit.................   $  155,000    $  166,000
        Accumulated benefit obligation...............   $  163,000    $  122,000
        Employer contributions.......................   $       --    $   19,000
        Participant contributions....................   $       --    $       --
        Benefits paid................................   $   18,000    $   19,000

         Contributions to be paid to the plan during the year ended December 31, 2006 are estimated to be none.

         Weighted average assumptions used to determine pension benefit obligations at December 31, 2005 and 2004 were as follows:

                                                           2005           2004
                                                        ----------    ----------
        Discount rate.................................     4.5%           4.5%
        Expected return on plan assets................     4.0%            --
        Rate of compensation increase.................      --            4.5%

         The components of the net periodic pension costs for the years ended December 31, 2005 and 2004 were as follows:

                                                             2005         2004
                                                          ---------    ---------
        Service cost....................................  $  11,000    $  11,000
        Interest cost...................................      7,000        7,000
        Expected return on plan assets..................         --           --
        Amortization of transition asset, prior
         service cost and actuarial loss................         --           --
                                                          ---------    ---------
        Net periodic benefit cost.......................  $  18,000    $  18,000
                                                          =========    =========

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       YEARS ENDED DECEMBER 31, 2005 (RESTATED), 2004 (RESTATED) AND 2003


         The following table sets forth the changes in benefit obligation for the years ended December 31, 2005 and 2004:
                                                           2005          2004
                                                       ----------    ----------
        Change in benefit obligations:
        Benefit obligation at beginning of year......  $  122,000    $   96,000
        Service cost.................................      11,000        11,000
        Interest cost................................       7,000         7,000
        Benefits paid................................      18,000       (19,000)
        Contributions................................          --        19,000
        Effect of foreign currency translation.......       5,000         8,000
                                                       ----------    ----------
        Benefit obligation at end of year............  $  163,000    $  122,000
                                                       ==========    ==========

EXECUTIVE MANAGEMENT

         Effective January 1, 2001, the Company and Carmine T. Oliva, its Chief Executive Officer, entered into an employment agreement that provided for an annual base salary of $250,000, with annual merit increases, an initial term of five years, two renewal periods of two years each, and severance pay of at least three years' salary during the initial period or at least two years' salary during a renewal period. On February 24, 2006, the Company and Mr. Oliva entered into a new five-year employment agreement effective as of January 1, 2006. The new employment agreement provides for an annual base salary of $350,000 and severance of three times his annual base salary, net of taxes, under certain circumstances.

         Effective July 2, 2001, the Company and Randolph D. Foote, its Senior Vice President, Chief Financial Officer and Secretary, entered into an employment agreement that provides for an initial annual salary of $130,000, an initial term of three years, two renewal periods of one year each, and severance pay of at least one years' salary. On February 24, 2006, the Company and Mr. Foote entered into a new two-year employment agreement effective as of January 1, 2006. The new employment agreement provided for an annual base salary of $175,000 and severance of one and one-half times his annual base salary, net of taxes, under certain circumstances.

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

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       YEARS ENDED DECEMBER 31, 2005 (RESTATED), 2004 (RESTATED) AND 2003


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

         Reporting Units Within Electronic Components Segment:
         ----------------------------------------------------

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

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       YEARS ENDED DECEMBER 31, 2005 (RESTATED), 2004 (RESTATED) AND 2003


         Selected financial data for each of the Company's operating segments is shown below.

                                           2005           2004
                                        (restated)     (restated)       2003
                                       -----------    -----------    -----------
Sales to external customers
---------------------------
     Electronic components .......     $25,687,000    $15,262,000    $16,168,000
     Communications equipment ....      15,583,000     14,375,000      9,351,000
                                       -----------    -----------    -----------
     Total .......................     $41,270,000    $29,637,000    $25,519,000
                                       ===========    ===========    ===========

Interest expense
----------------
     Electronic components .......     $   181,000    $   180,000    $   247,000
     Communications equipment ....         274,000        250,000        162,000
                                       -----------    -----------    -----------
     Total .......................     $   455,000    $   430,000    $   409,000
                                       ===========    ===========    ===========

Depreciation and amortization
-----------------------------
     Electronic components .......     $   674,000    $    91,000    $    72,000
     Communications equipment ....         241,000        126,000         65,000
                                       -----------    -----------    -----------
     Total .......................     $   915,000    $   217,000    $   137,000
                                       ===========    ===========    ===========

Segment profits
---------------
     Electronic components .......     $ 3,191,000    $ 2,612,000    $ 3,590,000
     Communications equipment ....         697,000      1,580,000         74,000
                                       -----------    -----------    -----------
     Total .......................     $ 3,888,000    $ 4,192,000    $ 3,664,000
                                       ===========    ===========    ===========

Segment assets
--------------
     Electronic components .......     $25,144,000    $ 8,435,000    $ 9,466,000
     Communications equipment.....      16,358,000     16,371,000      6,969,000
                                       -----------    -----------    -----------
     Total .......................     $41,502,000    $24,806,000    $16,435,000
                                       ===========    ===========    ===========


                                                 EMRISE CORPORATION AND SUBSIDIARIES

                                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 YEARS ENDED DECEMBER 31, 2005 (RESTATED), 2004 (RESTATED) AND 2003


GOODWILL AND OTHER INTANGIBLE ASSETS BY SEGMENT AS OF DECEMBER 31, 2005

                                                              Technology       Customer    Covenant Not
                                               Trademarks     Acquired --    Relationships  to Compete    Backlog --      Patents in
                               Goodwill --     and Trade       10-Year       -- 10-Year      -- 3-Year      2-Year         Progress
                                   Not        Names -- Not       Life           Life           Life          Life           -- Not
                               Amortizable     Amortizable    Amortizable    Amortizable    Amortizable   Amortizable    Amortizable
                               -----------------------------------------------------------------------------------------------------
Gross cost
----------
Electronic components ......   $ 6,702,000    $   813,000    $   484,000    $   200,000    $   200,000    $   200,000    $    52,000
Communications equipment ...     6,428,000        750,000      1,150,000        200,000             --             --
                               -----------------------------------------------------------------------------------------------------
Total ......................   $13,130,000    $ 1,563,000    $ 1,634,000    $   400,000    $   200,000    $   200,000    $    52,000
                               =====================================================================================================

Accumulated amortization
------------------------
Electronic components ......   $   192,000    $        --    $    16,000    $     7,000    $    50,000    $    75,000    $        --
Communications equipment ...       872,000             --        172,000         30,000             --             --             --
                               -----------------------------------------------------------------------------------------------------
Total ......................   $ 1,064,000    $        --    $   188,000    $    37,000    $    50,000    $    75,000    $        --
                               =====================================================================================================

Carrying value
--------------
Electronic components ......   $ 6,510,000    $   813,000    $   468,000    $   193,000    $   150,000    $   125,000    $    52,000
Communications equipment ...     5,556,000        750,000        978,000        170,000             --             --             --
                               -----------------------------------------------------------------------------------------------------
Total ......................   $12,066,000    $ 1,563,000    $ 1,446,000    $   363,000    $   150,000    $   125,000    $    52,000
                               =====================================================================================================





                                     EMRISE CORPORATION AND SUBSIDIARIES

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED DECEMBER 31, 2005 (RESTATED), 2004 (RESTATED) AND 2003


GOODWILL AND OTHER INTANGIBLE ASSETS BY SEGMENT AS OF DECEMBER 31, 2004

                                                                           Technology          Customer
                                                       Trademarks         Acquired --       Relationships --
                                  Goodwill --      and Trade Names --     10-Year Life       10-Year Life
Gross cost                      Not Amortizable      Not Amortizable       Amortizable        Amortizable
----------                      ----------------    ----------------    ----------------    ----------------
Electronic components ......    $      1,297,000    $             --    $             --    $             --
Communications equipment ...           5,668,000           2,800,000             500,000             300,000
                                ----------------    ----------------    ----------------    ----------------
Total ......................    $      6,965,000    $      2,800,000    $        500,000    $        300,000
                                ================    ================    ================    ================

Accumulated amortization
------------------------
Electronic components ......    $        212,000    $             --    $             --    $             --
Communications equipment ...             872,000                  --              25,000              15,000
                                ----------------    ----------------    ----------------    ----------------
Total ......................    $      1,084,000    $             --    $         25,000    $         15,000
                                ================    ================    ================    ================

Carrying value
--------------
Electronic components ......    $      1,085,000    $             --    $             --    $             --
Communications equipment ...           4,796,000           2,800,000             475,000             285,000
                                ----------------    ----------------    ----------------    ----------------
Total ......................    $      5,881,000    $      2,800,000    $        475,000    $        285,000
                                ================    ================    ================    ================





                                     EMRISE CORPORATION AND SUBSIDIARIES

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED DECEMBER 31, 2005 (RESTATED), 2004 (RESTATED) AND 2003


CHANGES IN GOODWILL BY SEGMENT
                                                                Electronic     Communications
                                                                Components        Equipment        Total
                                                               ------------     ------------    ------------
Balance at January 1, 2003 ................................    $    914,000     $  1,432,000    $  2,346,000
Goodwill acquired .........................................              --               --              --
Impairment ................................................              --               --              --
Foreign currency translation ..............................         101,000               --         101,000
                                                               ------------     ------------    ------------
Balance December 31, 2003 .................................    $  1,015,000     $  1,432,000    $  2,447,000
                                                               ============     ============    ============

Balance at January 1, 2004 ................................    $  1,015,000     $  1,432,000    $  2,447,000
Goodwill acquired .........................................              --        3,363,000       3,363,000
Impairment ................................................              --               --              --
Foreign currency translation ..............................          70,000            1,000          71,000
                                                               ------------     ------------    ------------
Balance December 31, 2004 (restated) ......................    $  1,085,000     $  4,796,000    $  5,881,000
                                                               ============     ============    ============

Balance at January 1, 2005 ................................    $  1,085,000     $  4,796,000    $  5,881,000
Goodwill acquired or reclassed from other intangibles......       5,930,000          760,000       6,690,000
Impairment ................................................              --               --              --
Foreign currency translation ..............................        (505,000)              --        (505,000)
                                                               ------------     ------------    ------------
Balance December 31, 2005 (restated) ......................    $  6,510,000     $  5,556,000    $ 12,066,000
                                                               ============     ============    ============





                                     EMRISE CORPORATION AND SUBSIDIARIES

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED DECEMBER 31, 2005 (RESTATED), 2004 (RESTATED) AND 2003


         The following is a reconciliation of the reportable segment revenues, profit or loss and assets to the Company's consolidated totals.


                                                                2005             2004
                                                             (restated)        (restated)           2003
                                                            ------------      ------------      ------------
Net sales
---------
   Total sales for reportable segments ................     $ 41,270,000      $ 29,637,000      $ 25,519,000
   Elimination of intersegment sales ..................               --                --                --
                                                            ------------      ------------      ------------
Total consolidated net sales ..........................     $ 41,270,000      $ 29,637,000      $ 25,519,000
                                                            ============      ============      ============

Income before income taxes
--------------------------
     Total income for reportable segments .............     $  3,888,000      $  4,192,000      $  3,656,000
     Unallocated amounts:
       General corporate expenses .....................       (2,714,000)       (2,816,000)       (2,209,000)
                                                            ------------      ------------      ------------
Consolidated income before income taxes ...............     $  1,174,000      $  1,376,000      $  1,447,000
                                                            ============      ============      ============

Assets
------
   Total assets for reportable segments ...............     $ 41,502,000      $ 24,806,000      $ 16,435,000
   Other assets .......................................        2,959,000           338,000           734,000
                                                            ------------      ------------      ------------
Total consolidated assets .............................     $ 44,461,000      $ 25,144,000      $ 17,169,000
                                                            ============      ============      ============

Interest expense
----------------
   Interest expense for reportable segments ...........     $    455,000      $    430,000      $    409,000
   Other interest expense .............................               --             3,000             7,000
                                                            ------------      ------------      ------------
Total interest expense ................................     $    455,000      $    433,000      $    416,000
                                                            ============      ============      ============

Depreciation and amortization
-----------------------------
Depreciation and amortization expense
   for reportable segments ............................     $    915,000      $    217,000      $    185,000
   Other depreciation and amortization expense.........           49,000            70,000            64,000
                                                            ------------      ------------      ------------
Total depreciation and amortization ...................     $    964,000      $    287,000      $    249,000
                                                            ============      ============      ============

         A summary of the Company's net sales and identifiable assets by geographical area follows:

                                      2005         2004
                                   (restated)    (restated)          2003
                                  -----------    -----------     -----------
Net sales:
----------
    United States .............   $15,957,000    $12,521,000     $ 7,971,000
    Japan .....................     1,271,000        935,000         838,000
    France ....................     6,657,000      7,016,000       6,627,000
    United Kingdom ............    17,385,000      9,165,000      10,083,000
                                  -----------    -----------     -----------
                                  $41,270,000    $29,637,000     $25,519,000
                                  ===========    ===========     ===========
Long-lived assets:
------------------
    United States .............   $   734,000    $   440,000     $   117,000
    Japan .....................         7,000         11,000          16,000
    France ....................       101,000        142,000         107,000
    United Kingdom ............     1,231,000        316,000          82,000
                                  -----------    -----------     -----------
                                  $ 2,073,000    $   909,000     $   322,000
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

(15)     NEW ACCOUNTING PRONOUNCEMENTS

         In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, INVENTORY COSTS, AN AMENDMENT OF ARB NO. 43, CHAPTER 4. SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period costs. The provisions of SFAS No. 151 are effective for our fiscal 2006. The Company is currently evaluating the provisions of SFAS No. 151 and does not expect that adoption will have a material effect on its financial position, results of operations or cash flows.

         On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), SHARE-BASED PAYMENT, which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25, and amends SFAS No. 95, STATEMENT OF CASH FLOWS. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) generally requires share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition will no longer be an alternative. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 YEARS ENDED DECEMBER 31, 2005 (RESTATED), 2004 (RESTATED) AND 2003 (CONTINUED)


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

         On April 14, 2005, the Commission announced that the SFAS No. 123(R) effective transition date will be extended to annual periods beginning after June 15, 2005. The Company is required to adopt this new standard on January 1, 2006, with early adoption permitted.

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

         On December 16, 2004, the FASB issued SFAS No. 153, EXCHANGES OF NONMONETARY ASSETS, AN AMENDMENT OF APB OPINION NO. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges beginning in our second quarter of fiscal 2006. The Company does not believe its adoption of SPAS No. 153 will have a material effect on its consolidated financial position, results of operations or cash flows.

         On June 7, 2005, the FASB issued SFAS No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS, a replacement of APB Opinion No. 20, ACCOUNTING CHANGES, and SFAS No. 3, REPORTING ACCOUNTING CHANGES IN INTERIM FINANCIAL STATEMENTS. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. However, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. The Company does not believe our adoption of SFAS No. 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 YEARS ENDED DECEMBER 31, 2005 (RESTATED), 2004 (RESTATED) AND 2003 (CONTINUED)


         On June 29, 2005, the FASB ratified Emerging Issues Task Force Issue No. 05-06, DETERMINING THE AMORTIZATION PERIOD FOR LEASEHOLD IMPROVEMENTS. Issue No. 05-06 provides that the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease shall be the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition or the purchase. The provisions of Issue No. 05-06 are effective on a prospective basis for leasehold improvements purchased or acquired beginning in the Company's second quarter of fiscal 2005. The Company does not believe the adoption of Issue No. 05-06 will have a material effect on its consolidated financial position, results of operations or cash flows.

(16)     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following is a summary of the quarterly operations for the years ended December 31, 2005 and 2004 (in thousands, except for per share data).

                                                                                2005
                                                     ---------------------------------------------------------
                                                        Mar. 31
                                                      (restated)       June 30       Sept. 30        Dec. 31
                                                     ------------   ------------  -------------  -------------
Net sales.......................................     $      7,523   $       9,962  $      11,177  $      12,608
Gross profit....................................     $      3,278   $       3,963  $       4,866  $       5,449
Net income (loss)...............................     $       (197)  $          21  $         816  $         801
Income available to common stockholders.........     $       (197)  $          21  $         816  $         801
Earnings (loss) per share:
     Basic .....................................     $     (0.01)   $        0.02  $        0.02  $        0.02
                                                     ===========    =============  =============  =============
     Diluted....................................     $     (0.01)   $        0.00  $        0.02  $        0.02
                                                     ===========    =============  =============  =============

                                                                                2004
                                                     ---------------------------------------------------------
                                                                                                    Dec. 31
                                                        Mar. 31       June 30       Sept. 30       (restated)
                                                     ------------   ------------  -------------  -------------
Net sales.......................................     $      6,192   $      6,432  $       7,469  $       9,544
Gross profit....................................     $      2,747   $      2,899  $       3,230  $       4,672
Net income......................................     $         70   $        369  $         158  $         730
Income available to common stockholders.........     $         70   $        369  $         158  $         730
Earnings per share:
     Basic .....................................     $       0.00   $       0.02  $        0.01  $        0.03
                                                     ============   ============  =============  =============
     Diluted....................................     $       0.00   $       0.02  $        0.01  $        0.03
                                                     ============   ============  =============  =============





                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 YEARS ENDED DECEMBER 31, 2005 (RESTATED), 2004 (RESTATED) AND 2003 (CONTINUED)


QUARTERLY RESULTS OF OPERATIONS--RESTATEMENT ADJUSTMENTS
--------------------------------------------------------

         In connection with an internal investigation by the Company's Audit
Committee in response to an inquiry by the staff of the Securities and Exchange
Commission's Division of Enforcement, the Company has determined that during the quarter ended December 31, 2004, the Company prematurely recognized certain net sales of communications test equipment units that were not actually delivered to the customer until the first quarter of 2005 and thus did not meet all applicable revenue recognition criteria until the first quarter of 2005. The
Company has determined the effect of this premature recognition of revenues on its previously issued financial statements and has restated the unaudited quarterly financial information below, reconciling the restatement adjustments on a quarterly basis, for the first quarterly period in the year ended December
31, 2005 and the fourth quarterly period of the year ended December 31, 2004.
The Company did not restate its quarterly financial information for any other quarterly periods for the years ended December 31, 2004 and 2005.


                                            AS ORIGINALLY        RESTATEMENT
FIRST QUARTER ENDED MARCH 31, 2005             REPORTED          ADJUSTMENTS       AS RESTATED
----------------------------------          -------------        -----------       -----------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net sales ............................      $       7,299       $        224       $       7,523
Cost of sales ........................              4,187                 58               4,245
Gross profit .........................              3,112                166               3,278
Operating expenses ...................              3,363                 13               3,376
Loss from operations .................               (251)              (153)                (98)
Net loss .............................      $        (350)      $        153       $        (197)
Basic and diluted loss per share .....      $       (0.01)      $         --       $       (0.01)




                                            AS ORIGINALLY        RESTATEMENT
FOURTH QUARTER ENDED DECEMBER 31, 2004         REPORTED          ADJUSTMENTS       AS RESTATED
--------------------------------------      -------------        -----------       -----------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net sales................................   $       9,768        $      (224)      $     9,544
Cost of sales............................           4,929                (57)            4,872
Gross profit ............................           4,839               (167)            4,672
Operating expenses.......................           3,965                (14)            3,951
Income from operations...................             874               (153)              721
Net income...............................   $         883        $      (153)      $       730
Basic and diluted earnings per share ....   $        0.03        $        --       $      0.03

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 YEARS ENDED DECEMBER 31, 2005 (RESTATED), 2004 (RESTATED) AND 2003 (CONTINUED)


(17)     ACQUISITIONS

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

         In addition, the Company assumed $245,000 in accounts payable and accrued expenses and entered into an above-market real property lease with the sellers. This lease represents an obligation that exceeds the fair market value by approximately $756,000 and is part of the acquisition accounting. The cash portion of the acquisition purchase price was funded with proceeds from the Company's prior credit facility with Wells Fargo Bank, N.A. and cash on-hand.

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

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 YEARS ENDED DECEMBER 31, 2005 (RESTATED), 2004 (RESTATED) AND 2003 (CONTINUED)


         The following table summarizes the unaudited assets acquired and liabilities assumed in connection with this acquisition:

                                                            Amount
                                                         in Thousands
                                                         ------------

         Current assets...............................   $      2,460
         Property, plant and equipment................             90
         Intangible assets other than goodwill........          2,100
         Goodwill.....................................          4,043
                                                         ------------
         Total assets acquired........................          8,693
         Current liabilities..........................           (450)
         Deferred income taxes........................           (815)
         Unfavorable lease obligation and other
           liabilities................................           (888)
                                                         ------------
         Total liabilities assumed....................         (2,153)
                                                         ------------
         Net assets acquired..........................   $      6,540
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

                                                     Year Ended December 31,
                                                     -----------------------
                                                        2004
                                                     (restated)        2003
                                                     ----------    ----------
         Revenues..................................  $   32,262    $   31,376
         Net income................................  $    1,611    $    1,264
         Earnings per share of common stock:
              Basic................................  $     0.07    $     0.06
                                                     ==========    ==========
              Diluted..............................  $     0.06    $     0.05
                                                     ==========    ==========

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 YEARS ENDED DECEMBER 31, 2005 (RESTATED), 2004 (RESTATED) AND 2003 (CONTINUED)


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

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 YEARS ENDED DECEMBER 31, 2005 (RESTATED), 2004 (RESTATED) AND 2003 (CONTINUED)


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

         The following table summarizes the unaudited assets acquired and liabilities assumed in connection with this acquisition, including $615,000 in acquisition costs:

                                                                  Dollars
                                                               in Thousands
                                                               ------------

        Current assets.....................................    $      6,196
        Property, plant and equipment......................           1,367
        Intangibles, including goodwill....................           5,534
                                                               ------------
        Total assets acquired..............................          13,097
        Current liabilities................................          (2,863)
        Other liabilities..................................             (80)
                                                               ------------
        Total liabilities assumed..........................          (2,943)
                                                               ------------
        Net assets acquired................................    $     10,154
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

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 YEARS ENDED DECEMBER 31, 2005 (RESTATED), 2004 (RESTATED) AND 2003 (CONTINUED)


         In accordance with the valuation study and taking into consideration post-closing adjustments, the Company has recorded goodwill associated with the Pascall acquisition of $4,634,000 compared to the initial goodwill recorded of $4,571,000.

RO ACQUISITION

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

         In determining the purchase price for RO, EMRISE Electronics considered the historical and expected earnings and cash flow of RO, as well as the value of companies of a size and in an industry similar to RO, comparable transactions and the market for such companies generally. The purchase price represented a premium of approximately $2,275,000 over the $2,340,000 recorded net worth of the assets of RO. In determining this premium, EMRISE Electronics considered the synergistic and strategic advantages provided by having a United States-based power conversion manufacturer and the value of the goodwill, customer relationships and technology of RO. Goodwill associated with the RO acquisition totaled approximately $1,376,000. The Company commissioned a valuation firm to determine what portion of the purchase price should be allocated to identifiable intangible assets. The valuation study of RO's intangible was completed in June 2006. The Company initially estimated the intangibles to be valued as follows: technology, $484,000, trademarks, $300,000 and customer relationships, $200,000. The valuation study resulted in the following valuations: technology, $500,000, trademarks, $350,000 and customer relationships, $350,000. The intangibles were adjusted to the appraised values in the second quarter of 2006. The technology and customer relationships are being amortized over 10 years on their appraise values and the trademarks are not being amortized due to the inability to determine an estimated life.

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 YEARS ENDED DECEMBER 31, 2005 (RESTATED), 2004 (RESTATED) AND 2003 (CONTINUED)


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

         The following table summarizes the unaudited assets and liabilities assumed in connection with this acquisition, including $65,000 in acquisition costs:

                                                                  Dollars
                                                               in Thousands
                                                               ------------
        Current assets.....................................    $      3,213
        Property, plant and equipment......................             329
        Intangibles, including goodwill....................           2,360
        Other assets.......................................              66
                                                               ------------
        Total assets acquired..............................           5,968
        Current liabilities................................            (943)
        Other liabilities..................................            (393)
                                                               ------------
        Total liabilities assumed..........................          (1,336)
                                                               ------------
        Net assets acquired................................    $      4,632
                                                               ============

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 YEARS ENDED DECEMBER 31, 2005 (RESTATED), 2004 (RESTATED) AND 2003 (CONTINUED)


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

                                                             Year Ended
                                                             December 31,
                                                      -------------------------
                                                         2005           2004
                                                      (restated)     (restated)
                                                      ----------     ----------
         Revenues...................................  $   47,933     $   52,767
         Net income.................................  $    1,324     $    2,072
         Earnings per share of common stock:
              Basic.................................  $     0.04     $     0.06
                                                      ==========     ==========
              Diluted...............................  $     0.03     $     0.06
                                                      ==========     ==========

(18)     RELATED PARTY TRANSACTIONS

         On July 13, 2004, the Company issued two promissory notes to the former stockholders of Larus Corporation totaling $3,000,000 in addition to paying cash and issuing shares of common stock and two zero interest short-term notes totaling $887,500 that were repaid in 2004, in exchange for 100% of the common stock of Larus Corporation (see Note 17). These notes are subordinated to the Company's bank debt and are payable in 72 equal monthly payments of principal totaling $41,667 per month plus interest at the 30-day LIBOR plus 5% with a maximum interest rate of 7% during the first two years of the term of the notes, 8% during the third and fourth years, and 9% thereafter. At December 31, 2005, the 30-day LIBOR was 4.54%.

         Future maturities of notes payable to stockholders are as follows:

              Year Ending
              December 31,
              ------------
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

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 YEARS ENDED DECEMBER 31, 2005 (RESTATED), 2004 (RESTATED) AND 2003 (CONTINUED)


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

         The Company entered into a lease for the RO building commencing September 1, 2005 through August 31, 2007 with Caspian Associates ("Caspian"), a California general partnership. Richard Okada, who was President of RO prior to the Company's acquisition and is currently the President of RO, is a general partner of Caspian. The acquisition agreement provides for an increase from the current favorable terms of the lease agreement based on certain financial performance of RO over the period of the lease. If the financial performance is met, the lease automatically extends to August 31, 2010 and is adjusted to the market value at that time, otherwise it will terminate on August 31, 2007 and convert to a month-to-month lease. The Company paid $37,000 on this lease in 2005. Future commitments on this lease are $147,360 in 2006 and $98,240 in 2007.

         There are no guarantees by officers or fees paid to officers or loans to or from officers.

(19)     STOCK ISSUANCE

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

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 YEARS ENDED DECEMBER 31, 2005 (RESTATED), 2004 (RESTATED) AND 2003 (CONTINUED)


(20)     SUBSEQUENT EVENTS

STOCK ISSUANCE

         In May 2006, the Company determined that its recent periodic filings could not be relied upon and underwent an audit for the years 2003, 2004 and 2005 that had been audited previously. This matter caused the Company's S-3 filing to become no longer effective and caused the obligation of the Company under the Registration Rights Agreement to pay 1% liquidated damages to the remaining shareholders from their remaining shares still owned of the private offering. Such payments were made in the amounts of $44,064 for the months of June through November 2006, for a total of $220,320. These payments were charged to administrative expenses.

EXECUTIVE MANAGEMENT

         On August 18, 2006, Mr. Foote resigned from all positions with the Company and its subsidiaries, entered into a Resignation and Separation Agreement with the Company, which became effective on August 25, 2006. Under the agreement, Mr. Foote resigned all of his positions with the Company and, the Company and Mr. Foote jointly terminated his employment agreement dated effective as of January 1, 2006. The agreement provides that effective as of August 21, 2006, Mr. Foote will be assigned to temporary employment with the Company, which the parties anticipate will terminate by approximately December 31, 2006. During the time of his temporary employment, Mr. Foote will assist the Company in, among other things, the preparation of the Company's restated financial statements and its filings with the Securities and Exchange Commission and will continue to receive his base salary and employment benefits (other than paid vacation benefits, bonus or incentive compensation).

CREDIT FACILITIES

         On September 19, 2006, the Company entered into a Third Amendment to Credit Agreement effective as of September 1, 2006 with Wells Fargo Bank. The amendment provided for the waiver by Wells Fargo Bank of certain violations of financial covenants in the Company's existing credit facility. The amendment also provided for the reduction in the amount of the credit facility from $9.0 million to $1.5 million and limited borrowings to 80% of eligible accounts receivable. In connection with the amendment, the Company executed a Revolving Line of Credit Note dated September 1, 2006 in the amount of $1.5 million. On October 9, 2006, the Company executed a letter agreement dated effective October 1, 2006 with Wells Fargo Bank extending the maturity date of the $1.5 million note to October 20, 2006.

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 YEARS ENDED DECEMBER 31, 2005 (RESTATED), 2004 (RESTATED) AND 2003 (CONTINUED)


         On November 13, 2006, Wells Fargo Bank issued a notice of default and demand for payoff with respect to the $1.5 million note. All obligations under the note were due and payable on November 20, 2006. On November 24, 2006, the Company entered into a Forbearance Agreement with Wells Fargo Bank, dated effective as of November 20, 2006, whereby Wells Fargo Bank agreed to forbear from exercising its rights under the credit facility as described in the notice of default and demand for payoff through December 1, 2006. On December 1, 2006, EMRISE Corporation, EMRISE Electronics, CXR Larus, RO and Wells Fargo Bank acting through its Wells Fargo Business Credit operating division ("WFBC") entered into a Credit and Security Agreement providing for a revolving line of credit and term loan. On December 5, 2006, the Company paid off the $1.5 million Wells Fargo Bank credit facility in full.

         The credit facility with WFBC provides for a $5.0 million revolving line of credit that expires on December 1, 2009. If WFBC terminates the credit facility during a default period, or if the Company terminates or reduces the credit facility prior to the maturity date, or if the Company prepays the term loan portion of the facility, the Company will be subject to penalties as follows: if the termination or prepayment occurs during the one year period after the initial funding date, the penalty is equal to 3% of the maximum line amount and/or prepayment amount; if the termination or prepayment occurs during second year after the initial funding date, the penalty is equal to 2% of the maximum line amount and/or prepayment amount; and if the termination or prepayment occurs at any time after the second anniversary of the initial funding date and prior to the maturity date, the penalty is equal to 1% of the maximum line amount and/or prepayment amount . The credit facility is subject to an unused line fee equal to 0.25% per annum, payable monthly based on the average daily unused amount of the line of credit described in the following paragraph. The credit facility is also subject to a minimum monthly interest charge of $8,500 with respect to the revolving line of credit.

         The WFBC credit facility provides a $5,000,000 revolving line of credit secured by accounts receivable, other rights to payment and general intangibles, inventories and equipment. The line of credit is formula-based which generally provides that the outstanding borrowings under the line of credit may not exceed an aggregate of 80% of eligible accounts receivable plus 10% of the value of eligible finished goods inventory. Interest is payable monthly. The interest rate is variable and is adjusted monthly based on the prime rate plus 1%. The prime rate at December 1, 2006 was 8.25%.

         The credit facility is subject to various financial covenants on a consolidated basis as follows. The minimum debt service coverage ratio must be greater than 1.20:1.00 on a trailing quarterly basis. "Debt service coverage ratio" is defined as net income after taxes, plus depreciation, plus amortization, plus or minus changes in deferred taxes, minus capital expenditures and minus any dividends or distributions, divided by the current maturities of long-term debt paid or scheduled to be paid plus any payments on subordinated debt. The credit facility also requires that the Company maintain a minimum book net worth, determined at the end of each calendar month, in an amount not less than $26,900,000 for the months ended December 31, 2006, January 31, 2007 and February 28, 2007 and of not less than that amount plus 80% of the Company's net income for each calendar quarter ending on or after March 31, 2007 for each calendar month ending March 31, 2007, and each calendar month thereafter. The Company must not incur a net loss of greater than $1,150,000 for 2006 and for each quarterly period occurring after December 31,2006, the Company's net income must not be less than $0.

                       EMRISE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 YEARS ENDED DECEMBER 31, 2005 (RESTATED), 2004 (RESTATED) AND 2003 (CONTINUED)


         In the event of a default and continuation of a default, Wells Fargo may accelerate the payment of the principal balance requiring the Company to pay the entire indebtedness outstanding on that date. From and after the maturity date of the credit facility, or any earlier date that all principal owing under the credit facility becomes due and payable by acceleration or otherwise, the outstanding principal balance will bear interest until paid in full at an increased rate per annum equal to 3% above the rate of interest in effect from time to time under the credit facility.

         The credit facility also provides for a term loan of $200,000 secured by accounts receivable, other rights to payment and general intangibles, inventories and equipment, amortizable over 36 months at a variable rate equal to the prime rate plus 1%.

                                     EMRISE CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED SCHEDULE II
                                      VALUATION AND QUALIFYING ACCOUNTS
                     YEARS ENDED DECEMBER 31, 2005 (RESTATED), 2004 (RESTATED) AND 2003


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


                                                    F-53

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

 10.6       Description of Retirement Account Matching Contributions (#) (20)

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

 10.63 All Assets Debenture given by XCEL Power Systems Limited in favor of Lloyds TSB Commercial Finance Limited dated June 28, 2005 (18)

 10.64 First Amendment to Credit Agreement dated as of November 17, 2005 by and between Emrise Corporation and Wells Fargo Bank, N.A. (20)

 10.65      Description of Compensation of Directors (#) (20)

 14.1       Amended and Restated Code of Business Conduct and Ethics (20)

 14.2       Code of Business Ethics for CEO and Senior Financial Officers (20)

 21         Subsidiaries of the Registrant (20)

 23 Consent of Hein & Associates LLP, Independent Registered Public Accounting Firm *

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

(20) Filed as an exhibit to the Registrant's annual report on Form 10-K for the year ended December 31, 2005.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of December, 2006.

                                     EMRISE CORPORATION


                                     By:  /s/ Carmine T. Oliva
                                          --------------------------------------
                                          Carmine T. Oliva
                                          Chairman of the Board, President,
                                          Chief Executive Officer, Acting Chief
                                          Financial Officer and Secretary

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

SIGNATURE                                                     CAPACITY                              DATE
---------                                                     --------                              ----

/s/ Carmine T. Oliva                            Chairman of the Board, President, Chief        December 14, 2006
-------------------------------------------     Executive Officer (principal executive
Carmine T. Oliva                                officer), Acting Chief Financial Officer
                                                (principal accounting and financial
                                                officer), Secretary and Director

/s/ Laurence P. Finnegan, Jr.                   Director                                       December 14, 2006
-------------------------------------------
Laurence P. Finnegan, Jr.

/s/ Otis W. Baskin                              Director                                       December 14, 2006
-------------------------------------------
Otis W. Baskin

/s/ Richard E. Mahmarian                        Director                                       December 14, 2006
-------------------------------------------
Richard E. Mahmarian


                                                       78

                        EXHIBITS ATTACHED TO THIS REPORT

   EXHIBIT
   NUMBER                           DESCRIPTION
   ------                           -----------

    23 Consent of Hein & Associates LLP, Independent Registered Public Accounting Firm

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