Form 10-Q
period 2006-03-31
Emrise CORP
filed 2007-01-19
CIK 854852

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2006

                                       or

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes | | No |X|

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange
Act): Large Accelerated Filer | | Accelerated Filer | | Non-Accelerated Filed | X |

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes | | No |X|

         As of January 17, 2007, there were 38,081,750 shares of the issuer's common stock, $0.0033 par value, outstanding.

                                              PART I
                                       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS..........................................................  F-1

         Condensed Consolidated Balance Sheets as of March 31, 2006 (unaudited)
              and December 31, 2005.........................................................  F-1

         Condensed Consolidated Statements of Operations for the Three Months
              Ended March 31, 2006 and 2005 (restated) (unaudited)..........................  F-2

         Condensed Consolidated Statements of Comprehensive Income for the
              Three Months Ended March 31, 2006 and 2005 (restated) (unaudited).............  F-3

         Condensed Consolidated Statements of Stockholders' Equity for the
              Three Months Ended March 31, 2006 (unaudited).................................  F-4

         Condensed Consolidated Statements of Cash Flows for the Three Months Ended
              March 31, 2006 and 2005 (restated) (unaudited)................................  F-5

         Notes to Condensed Consolidated Financial Statements (restated) (unaudited)........  F-6

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS...........................................    2

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK...................................................................   19

ITEM 4.       CONTROLS AND PROCEDURES.......................................................   20

                                              PART II
                                         OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.............................................................   23

ITEM 1A.      RISK FACTORS..................................................................   23

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND
              USE OF PROCEEDS...............................................................   23

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES...............................................   23

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................   23

ITEM 5.       OTHER INFORMATION.............................................................   24

ITEM 6.       EXHIBITS......................................................................   24

SIGNATURES    ..............................................................................   25

              See accompanying notes to condensed consolidated financial statements.



                                      PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   EMRISE CORPORATION AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                AS OF MARCH 31, 2006 AND DECEMBER 31, 2005
                            (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                          March 31,         December 31,
ASSETS                                                                       2006               2005
                                                                        -------------      -------------
                                                                         (unaudited)
Current assets:
   Cash and cash equivalents                                            $       2,690      $       4,371
   Accounts receivable, net                                                     8,355              9,413
   Inventories, net                                                            11,113             10,277

   Deferred income taxes                                                        1,390              1,386
   Prepaid and other current assets                                               687                536
                                                                        -------------      -------------
Total current assets                                                           24,235             25,983
Property, plant and equipment, net                                              2,004              2,073
Goodwill                                                                       12,035             12,066

Intangible assets other than goodwill, net of accumulated
   amortization of $443 and $350, respectively                                  3,604              3,709
Other assets                                                                      552                630
                                                                        -------------      -------------
                                                                        $      42,430      $      44,461
                                                                        =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Borrowings under lines of credit                                     $       1,928      $       3,283
   Current portion of long-term debt                                              464                504
   Notes payable to stockholders, current portion                                 500                500

   Accounts payable                                                             4,048              4,949

   Income taxes payable                                                           147                218
   Accrued expenses                                                             3,629              3,571
Total current liabilities                                                      10,716             13,025
Long-term debt, less current portion                                              660                742

Notes payable to stockholders, less current portion                             1,625              1,750
Deferred income taxes                                                           1,108              1,108
Other liabilities                                                               1,077                823

Total liabilities                                                              15,186             17,448

Commitments and contingencies (Notes 8 and 14)

Stockholders' equity:
   Common stock, $0.0033 par value. Authorized 150,000,000 shares;
     issued and outstanding 38,082,000 and 37,550,000, respectively               126                124
   Additional paid-in capital                                                  43,302             42,877
   Accumulated deficit                                                        (15,440)           (15,118)
   Accumulated other comprehensive loss                                          (744)              (870)
Total stockholders' equity                                                     27,244             27,013

                                                                        -------------      -------------
                                                                        $      42,430      $      44,461
                                                                        =============      =============


                  See accompanying notes to condensed consolidated financial statements.




                                   EMRISE CORPORATION AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (RESTATED)
                                               (UNAUDITED)
                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                       Three Months Ended March 31,
                                                                       2006                     2005
                                                                  -------------            -------------
                                                                                           (restated)(1)

Net sales                                                         $      10,734            $       7,523
Cost of sales                                                             6,350                    4,245
                                                                  -------------            -------------
Gross profit                                                              4,384                    3,278
Operating expenses:
   Selling, general and administrative                                    3,767                    2,844
   Engineering and product development                                      722                      532
                                                                  -------------            -------------
Loss from operations                                                       (105)                     (98)
Other income (expense)
   Interest income                                                           25                       72
   Interest expense                                                        (124)                    (102)
   Other, net                                                                 8                       (3)
Income (loss) before income taxes                                          (196)                    (131)
Income tax (benefit) expense                                                126                       66
                                                                  -------------            -------------
Net loss                                                          $        (322)           $        (197)
                                                                  =============            =============
Basic loss per share                                              $       (0.01)           $       (0.01)
                                                                  =============            =============
Diluted loss per share                                            $       (0.01)           $       (0.01)
                                                                  =============            =============

-------------
(1)      See Notes to Condensed Consolidated Financial Statements--"Note 2--Restatement of Quarterly
         Financial Statements."

                  See accompanying notes to condensed consolidated financial statements.




                                EMRISE CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                       THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (RESTATED)
                                            (UNAUDITED)
                                           (IN THOUSANDS)


                                                                             Three Months
                                                                           Ended March 31,
                                                                  --------------------------------
                                                                                         2005
                                                                      2006           (restated)(1)
                                                                  -------------      -------------
Net loss                                                          $        (322)     $        (197)
Other comprehensive income (loss):
   Foreign currency translation adjustment                                  126               (441)
                                                                  -------------      -------------
Comprehensive loss                                                $        (196)     $        (638)
                                                                  =============      =============

--------------
(1)      See Notes to Condensed Consolidated Financial Statements--"Note 2--Restatement of
         Quarterly Financial Statements."

               See accompanying notes to condensed consolidated financial statements.




                                                 EMRISE CORPORATION AND SUBSIDIARIES
                                                  THREE MONTHS ENDED MARCH 31, 2006
                                      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                             (UNAUDITED)
                                                           (IN THOUSANDS)


                                                                                                       Accumulated
                                          Common Stock              Additional                           Other
                                 -----------------------------        Paid-In        Accumulated      Comprehensive
                                    Shares           Amount           Capital          Deficit        Income (Loss)       Total
                                 ------------     ------------     ------------     ------------      ------------     ------------
Balance at December 31, 2005           37,550     $        124     $     42,877     $    (15,118)     $       (870)    $     27,013
                                 ------------     ------------     ------------     ------------      ------------     ------------
Stock option exercises                    181                1               97               --                --               98
Warrant exercises                         351                1              287               --                --              288
Stock option issuance expense              --               --               26               --                --               26
Warrants issued for services               --               --               15               --                --               15
Comprehensive loss                         --               --               --             (322)              126             (196)
                                                                                    ------------      ------------     ------------
Balance at March 31, 2006              38,082     $        126     $     43,302     $    (15,440)     $       (744)    $     27,244
                                 ============     ============     ============     ============      ============     ============

                               See accompanying notes to condensed consolidated financial statements.




                                 EMRISE CORPORATION AND SUBSIDIARIES
                        THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (RESTATED)
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)
                                           (IN THOUSANDS)


                                                                                       Three Months
                                                                                      Ended March 31,
                                                                               --------------------------------
                                                                                                     2005
                                                                                   2006           (restated)(1)
                                                                               -------------      -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                       $        (322)     $        (197)
   Adjustments to reconcile net income (loss) to cash provided used in operating activities:
       Depreciation and amortization                                                     288                 97
       Provision for inventory obsolescence                                              229                640
       Deferred taxes                                                                     (4)               (20)
       Stock option expense                                                               26                 --
       Warrants issued for services                                                       15                 --
   Changes in operating assets and liabilities net of businesses acquired:
     Accounts receivable                                                               1,057              1,597
     Inventories                                                                      (1,085)              (549)
     Prepaid and other assets                                                            (73)              (380)
     Accounts payable and accrued expenses                                              (660)            (2,548)
                                                                               -------------      -------------
Cash used in operating activities                                                       (529)            (1,360)
                                                                               -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net purchases of property, plant and equipment                                        (45)               (33)
   Cash paid for acquisition of Pascall, net of cash acquired                             --             (9,341)
                                                                               -------------      -------------
Cash used in investing activities                                                        (45)            (9,374)
                                                                               -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net repayments of current notes payable                                            (1,355)                68
   Repayments of long-term debt                                                         (122)              (206)
   Proceeds from long-term debt                                                           --                198
   Proceeds from issuance common stock offering                                           --             16,892
   Payments of notes to stockholders                                                    (125)                --
   Proceeds from exercise of stock options and warrants                                  386                 36
                                                                               -------------      -------------
Cash provided by (used in) financing activities                                       (1,216)           016,988
                                                                               -------------      -------------

Effect of exchange rate changes on cash                                                  109               (450)
                                                                               -------------      -------------
Net increase (decrease) in cash and cash equivalents                                  (1,681)             5,804
Cash and cash equivalents at beginning of period                                       4,371              1,057
                                                                               -------------      -------------
Cash and cash equivalents at end of period                                     $       2,690      $       6,861
                                                                               =============      =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                                  $         115      $          96
                                                                               =============      =============
     Income taxes                                                              $          12      $          71
                                                                               =============      =============

-----------------
(1)      See Notes to Condensed Consolidated Financial Statements--"Note 2--Restatement of Quarterly
         Financial Statements."

               See accompanying notes to condensed consolidated financial statements.


                                                F-5

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 2006 AND 2005 (RESTATED)
                                   (UNAUDITED)


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

BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and therefore do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.

         The unaudited condensed consolidated financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of March 31, 2006 and the results of operations and cash flows for the related interim periods ended March 31, 2006 and 2005. However, these results are not necessarily indicative of results for any other interim period or for the year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements included in its amended annual report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on December 15, 2006.

STOCK-BASED COMPENSATION

     ADOPTION OF SFAS 123(R)

         Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and related interpretations, as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION." The Company did not recognize compensation cost related to stock options granted to its employees and non-employee directors that had an exercise price equal to or above the market value of the underlying common stock on the date of grant in its condensed consolidated statement of income prior to January 1, 2006.

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 2006 AND 2005 (RESTATED)
                                   (UNAUDITED)


         Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "SHARE-BASED PAYMENT," and related interpretations, using the modified prospective transition method. Under that method, compensation cost recognized in the quarterly period ended March 31, 2006 includes: (a) compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.

         The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending March 31, 2006 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending March 31, 2006 for the expected option term.

         Prior to the adoption of SFAS No. 123(R), the Company presented any tax benefits from deductions resulting from the exercise of stock options within operating cash flows in its condensed consolidated statements of cash flow. SFAS No. 123(R) requires that the portion of benefits resulting from tax deductions in excess of recognized compensation (the "excess tax benefits") be presented as financing cash flows. There were no excess tax benefits for the three months ended March 31, 2006 and would have been presented as an operating cash inflow prior to the adoption SFAS No. 123(R) if there were any.

         In November 2005, the Financial Accounting Standards Board ("FASB"), issued FASB Staff Position FAS123(R)-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards ("FSP"). This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123(R) or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective method may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. The Company is still evaluating whether it will adopt the alternative method for calculating its additional-paid-in-capital pool described in the FSP.

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 2006 AND 2005 (RESTATED)
                                   (UNAUDITED)


     STOCK OPTIONS AS OF THE QUARTERLY PERIOD ENDED MARCH 31, 2006

         The following table summarizes stock options outstanding and changes during the quarterly period ended March 31, 2006:

                                                                                         WEIGHTED
                                                                       NUMBER OF         AVERAGE
                                                                        SHARES        EXERCISE PRICE
                                                                       ---------      --------------
Options outstanding at January 1, 2006.........................        2,108,000      $        1.05
Granted........................................................           50,000      $        1.00
Exercised......................................................         (181,000)     $        0.54
Canceled or forfeited..........................................               --
                                                                       ---------
Options outstanding at March 31, 2006..........................        1,977,000      $        1.09
                                                                       =========

         Stock options outstanding and currently exercisable at March 31, 2006 are as follows:

                                               OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                                --------------------------------------------------    ----------------------------
                                                WEIGHTED AVERAGE
                                 NUMBER OF         REMAINING           WEIGHTED        NUMBER OF       WEIGHTED
                                  OPTIONS       CONTRACTUAL LIFE       AVERAGE          OPTIONS         AVERAGE
RANGE OF EXERCISE PRICES        OUTSTANDING        (IN YEARS)       EXERCISE PRICE    EXERCISABLE   EXERCISE PRICE
------------------------        -----------     ----------------    --------------    -----------   --------------
$0.20 to $1.00                    1,186,000            6.04         $       0.56       1,090,000    $        0.53
$1.01 to $2.00                      780,000            9.13         $       1.87         705,000    $        1.92
$3.01 to $4.00                       11,000            0.38         $       3.13          11,000    $        3.13
                                -----------                                           ----------
                                  1,977,000            7.23         $       1.09       1,806,000    $        1.09
                                ===========                                           ==========


         Shares available for grant under the Plan as of March 31, 2006 were 365,000.

         The fair value of options granted during the three months ended March 31, 2006 was $39,000, at a weighted average per share fair value of $0.78. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions: no dividend yield; expected volatility of 87% in 2006, 88% to 92% in 2005, 92% to 107% in 2004 and 92% in
2003; risk-free interest rate of 3.0% to 4.75%; and average expected lives of seven years.

         As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company incurred $26,000 in compensation expense during the three months ended March 31, 2006.

         Total estimated unrecognized compensation cost from unvested stock options as of March 31, 2006 was approximately $133,000, which is expected to be recognized over a weighted average period of approximately 18 months.

         The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of all options exercised during the quarterly period ended March 31, 2006, was approximately $141,000. Cash received from stock options exercised during the quarterly period ended March 31, 2006 was $98,000.

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 2006 AND 2005 (RESTATED)
                                   (UNAUDITED)


PRO FORMA STOCK COMPENSATION EXPENSE FOR THE QUARTERLY PERIOD ENDED MARCH 31,
2005

         For the quarterly period ended March 31, 2005, the Company applied the intrinsic value method of accounting for stock options as prescribed by APB No.
25. Since all options granted during the quarterly period ended March 31, 2005 had an exercise price equal to the closing market price of the underlying common stock on the grant date, no compensation expense was recognized. If compensation expense had been recognized based on the estimated fair value of each option granted in accordance with the provisions of SFAS No. 123, as amended, our net loss and net loss per share would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

                                                                  Three Months
                                                                Ended March 31,
                                                                2005 (restated)
                                                                ---------------


   Net loss, as reported                                        $        (197)

   Deduct:  Stock-based compensation expense, determined
             under the fair value method                                  (47)
                                                                ---------------

Net loss, pro forma                                             $        (244)
                                                                ===============

Loss per share -- basic, as reported                            $       (0.01)
                                                                ===============

Loss per share -- diluted, as adjusted                          $       (0.01)
                                                                ===============

Loss per share -- basic, pro forma                              $       (0.01)
                                                                ===============

Loss per share --diluted, pro forma                             $       (0.01)
                                                                ===============

         Pro forma compensation expense under SFAS No. 123, among other computational differences, does not consider potential pre-vesting forfeitures. Because of these differences, the pro forma stock compensation expense presented above for the prior quarterly period ended March 31, 2005 under SFAS No. 123 and the stock compensation expense recognized during the current quarterly period ended March 31, 2006 under SFAS 123(R) are not directly comparable. In accordance with the modified prospective transition method of SFAS 123(R), the prior comparative quarterly results have not been restated.

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 2006 AND 2005 (RESTATED)
                                   (UNAUDITED)


(2)      RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS

         In connection with an internal investigation by the Company's Audit Committee in response to an inquiry by the staff of the Securities and Exchange Commission's Division of Enforcement, the Company has determined that during the quarter ended December 31, 2004, the Company prematurely recognized certain net sales of communications test equipment units that were not actually delivered to the customer until the first quarter of 2005 and thus did not meet all applicable revenue recognition criteria until the first quarter of 2005. The Company has determined the effect of this premature recognition of revenues on its previously issued financial statements and has restated the unaudited quarterly financial information below, reconciling the restatement adjustments for the first quarterly period in the year ended December 31, 2005. Other than the restatement of the fourth quarterly period in the year ended December 31, 2004 and the first quarterly period in the year ended December 31, 2005, the Company did not restate its quarterly financial information for any other quarterly periods for the years ended December 31, 2004 and 2005.


                                           As Originally        Restatement
Quarter Ended March 31, 2005                  Reported          Adjustments          As Restated
----------------------------               -------------        -----------          -----------
                                                    (in thousands, except per share data)

Net sales                                    $   7,299           $    224             $   7,523
Cost of sales                                    4,187                 58                 4,245
Gross profit                                     3,112                166                 3,278
Operating expenses                               3,363                 13                 3,376
Loss from operations                              (251)               153                   (98)
Net loss                                     $    (350)          $    153             $    (197)
Basic and diluted loss per share             $   (0.01)          $     --             $   (0.01)


                                               F-10

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 2006 AND 2005 (RESTATED)
                                   (UNAUDITED)


(3)      EARNINGS (LOSS) PER SHARE

         The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                                            Three Months
                                                                                   -----------------------------
                                                                                           Ended March 31,
                                                                                                         2005
                                                                                        2006          (restated)
                                                                                   ------------     ------------
NUMERATOR:
Net loss                                                                           $       (322)    $       (197)
                                                                                   ------------     ------------
Loss attributable to common stockholders                                           $       (322)    $       (197)
                                                                                   ============     ============

DENOMINATOR:
Weighted average number of common shares outstanding during the period-basic             37,678           36,788

Incremental shares from assumed conversions of warrants and options                          --               --
                                                                                   ------------     ------------
Adjusted weighted average number of outstanding shares-diluted                           37,678           36,788
                                                                                   ------------     ------------
Basic loss per share                                                               $      (0.01)    $      (0.01)
                                                                                   ============     ============
Diluted loss per share                                                             $      (0.01)    $      (0.01)
                                                                                   ============     ============

         The following table shows the common stock equivalents that were outstanding as of March 31, 2006 and 2005 but were not included in the computation of diluted earnings per share because the options' or warrants' exercise price was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive:

                                                                                    Number of       Exercise Price
                                                                                      Shares          Per Share
                                                                                   ------------     --------------
  Anti-dilutive common stock options:
    As of March 31, 2006                                                                736,000      $1.35 - $3.13
    As of March 31, 2005                                                              1,459,000      $0.20 - $3.44

  Anti-dilutive common stock warrants:
    As of March 31, 2006                                                              3,886,000      $1.86 - $2.00
    As of March 31, 2005                                                              4,606,000      $0.39 - $2.00


                                                   F-11

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 2006 AND 2005 (RESTATED)
                                   (UNAUDITED)


(4)      INVENTORIES

         Inventories are summarized as follows (in thousands), net of reserves of $4,181 and $4,160 as of March 31, 2006 and December 31, 2005, respectively:

                                                      March 31,     December 31,
                                                        2006            2005
                                                   -----------      ------------
  Raw materials                                    $     4,867      $      4,668
  Work-in-process                                        3,074             2,716
  Finished goods                                         3,172             2,893
                                                   -----------      ------------
                                                   $    11,113      $     10,277
                                                   ===========      ============
(5)      REPORTABLE SEGMENTS

         The Company has two reportable segments: electronic components and communications equipment. The electronic components segment operates in the United States, European and Asian markets and designs, manufactures and markets digital and rotary switches, electronic power supplies , RF and microwave components and subsystems and subsystem assemblies. The communications equipment segment also operates in the United States, European and Asian markets and designs, manufactures and distributes network access and transmission products, communications test instruments and network timing and synchronization products.

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

         Each segment has business units or components as described in paragraph 30 of SFAS No. 142. Each component has discrete financial information and a management structure. Following is a description of the Company's segment and component structure as of March 31, 2006:

         Reporting Units Within Electronic Components Segment:
         -----------------------------------------------------

         o EMRISE Electronics - Rancho Cucamonga, California: Digitran Division - manufacturer of digital and rotary switches, and electronic subsystem assemblies for defense, aerospace and industrial applications.

         o EMRISE Electronics - Monrovia, California: XCEL Circuits Division - manufacturer of printed circuit boards mostly for intercompany use but with a small base of outside customers.

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 2006 AND 2005 (RESTATED)
                                   (UNAUDITED)


         o RO Associates Incorporated - Sunnyvale, California - manufacturer of standard power supplies using proprietary technology.

         o XCEL Japan Ltd. - Tokyo, Japan - reseller of Digitran switches and other third party electronic components.

         o EMRISE Electronics Ltd. - Ashford, Kent, England/Isle of Wight, England - manufacturer of power supplies and radio frequency products for defense and aerospace applications and for a broad range of applications, including in-flight entertainment systems; this reporting unit also includes XCEL Power Systems, Ltd., Belix Wound Components Ltd., Pascall Electronic (Holdings) Limited and Pascall Electronics Limited.

         Reporting Units Within Communications Equipment Segment:
         --------------------------------------------------------

         o CXR Telcom division of CXR Larus - San Jose, California - manufacturer of telecommunications test equipment for the field and central office applications.

         o Larus division of CXR Larus - San Jose, California - manufacturer of telecommunications synchronous timing devices and network access equipment.

         o CXR-AJ - Abondant, France - manufacturer of network access and modem equipment.

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 2006 AND 2005 (RESTATED)
                                   (UNAUDITED)


         There were no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the amounts disclosed in the Company's audited consolidated financial statements included in its amended annual report on Form 10-K for the year ended December 31, 2005. Selected financial data for each of the Company's operating segments is shown below (in thousands):


                                                                 Three Months
                                             Three Months       Ended March 31,
                                            Ended March 31,          2005
                                                 2006             (restated)
                                            ---------------     ---------------
 Sales to external customers:
 ---------------------------
      Electronic Components                 $         7,853     $         3,807
      Communications Equipment                        2,881               3,716
                                            ---------------     ---------------
      Total                                 $        10,734     $         7,523
                                            ===============     ===============

 Interest expense
 ----------------
      Electronic components                 $            60     $            30
      Communications equipment                           64                  72
                                            ---------------     ---------------
      Total                                 $           124     $           102
                                            ===============     ===============

 Depreciation and amortization
 -----------------------------
      Electronic components                 $           223     $            47
      Communications equipment                           54                  37
                                            ---------------     ---------------
      Total                                 $           277     $            84
                                            ===============     ===============

 Segment profits (loss)
 ----------------------
      Electronic components                 $           929     $           517
      Communications equipment                         (232)    $           (38)
                                            ---------------     ---------------
      Total                                 $           697                 479
                                            ===============     ===============


                                               March 31,         December 31,
                                                 2006                2005
                                            ---------------     ---------------
 Segment assets:
 ---------------
      Electronic components                 $        24,594     $        25,144
      Communications equipment                       15,335              16,358
                                            ---------------     ---------------
      Total                                 $        39,929     $        41,502
                                            ===============     ===============

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 2006 AND 2005 (RESTATED)
                                   (UNAUDITED)


         The following is a reconciliation of the reportable segment revenues, profit or loss and assets to the Company's consolidated totals (in thousands):

                                                                           Three Months
                                                        Three Months      Ended March 31,
                                                       Ended March 31,         2005
                                                            2006            (restated)
                                                       ---------------    ---------------
 Net sales:
 ----------
      Total sales for reportable segments              $        10,734    $         7,523
      Elimination of intersegment sales                             --                 --
                                                       ---------------    ---------------
      Total consolidated net sales                     $        10,734    $         7,523
                                                       ===============    ===============

 Loss before income taxes
 ------------------------
      Total income for reportable segments             $           697    $           479
      Unallocated amounts:                                        (893)              (610)
                                                       ---------------    ---------------
      Net loss before income taxes                     $          (196)   $          (131)
                                                       ===============    ===============

 Interest expense
 ----------------
      Interest expense for reportable segments         $           124    $           102
      Other interest expense                                        --                 --
                                                       ---------------    ---------------
      Total interest expense                           $           124    $           102
                                                       ===============    ===============

 Depreciation and amortization
 -----------------------------
      Depreciation and amortization expense
        for reportable segments                        $           277    $            84
      Other depreciation and amortization expense                   11                 13
                                                       ---------------    ---------------
      Total depreciation and amortization              $           288    $            97
                                                       ===============    ===============

                                                            As of             As of
                                                          March 31,         December 31,
                                                            2006               2005
                                                       ---------------    ---------------

 Assets
 ------
      Total assets for reportable segments             $        39,929    $        41,502
      Other assets                                               2,501              2,959
                                                       ---------------    ---------------
      Total consolidated assets                        $        42,430    $        44,461
                                                       ===============    ===============

s
(6)      NEW ACCOUNTING PRONOUNCEMENTS

         New accounting pronouncements are discussed under the heading "Impacts of New Accounting Pronouncements" in Part I, Item 2 of this report.

(7)      INCOME TAXES

         The effective tax rate for the three-month period ended March 31, 2006 was different than the 34% U.S. statutory rate primarily because of foreign taxes on foreign source income that cannot be offset by domestic tax loss carryforwards.

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 2006 AND 2005 (RESTATED)
                                   (UNAUDITED)


(8)      CREDIT FACILITIES

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

         The credit facility provides a $9,000,000 revolving line of credit secured by accounts receivable, other rights to payment and general intangibles, inventories and equipment. Borrowings do not need to be supported by specific receivables or inventory balances unless aggregate borrowings under the line of credit exceed $3,000,000 at any time (a "conversion event"). The bank increased this amount from $2,000,000 to $3,000,000 on March 28, 2006. If a conversion event occurs, the line of credit will covert into a formula-based line of credit until the borrowings are equal to or less than $3,000,000. The formula generally provides that the outstanding borrowings under the line of credit may not exceed an aggregate of 80% of eligible accounts receivable plus 30% of the value of eligible finished goods inventory. Interest is payable monthly. The interest rate is variable and is adjusted monthly based on the prime rate. The prime rate at March 31, 2006 was 7.75%.

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

         As of March 31, 2006, the Company had no outstanding balance owing under the revolving credit line, and the Company had $3,000,000 of availability on the non-formula based portion of the credit line. As of March 31, 2006, the Company was in compliance with each of the covenants of the credit facility.

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

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 2006 AND 2005 (RESTATED)
                                   (UNAUDITED)


         The credit facility also provides for a term loan of $150,000 secured by equipment, amortizable over 36 months at a variable rate equal to the prime rate plus 1.5%. The term loan portion of the facility had a balance of $62,000 at March 31, 2006.

         Wells Fargo Bank, N.A. has also provided the Company with credit for the purchase of new capital equipment when needed of which a balance of $116,000 was outstanding at March 31, 2006. The interest rate is equal to the 90-day London InterBank Offered Rate ("LIBOR") (5.010% at March 31, 2006) plus 3.75% per annum. Amounts borrowed under this arrangements are amortized over 60 months from the respective dates of borrowing and are secured by the purchased equipment.

         As of March 31, 2006, the Company had approximately $172,000 of capital leases outstanding, which is included in long term debt in the accompanying condensed consolidated financial statements.

         As of March 31, 2006, the Company's foreign subsidiaries had credit facilities, including lines of credit and term loans, with Lloyds TSB Bank PLC ("Lloyds TSB") and Lloyds TSB Commercial Finance Limited ("Lloyds") in England, IFN Finance, a subsidiary of ABN AMRO Holdings, N.V., Banc National de Paris, Societe Generale in France, and Sogelease and Johnan Shinkin Bank in Japan. At March 31, 2006, the balances outstanding under the Company's United Kingdom, France and Japan credit facilities were $2,143,000, $530,000 and $29,000, respectively.

         On July 8, 2005, XPS and Pascall obtained a credit facility with Lloyds. At the same time, the credit facility of Venture Finance PLC, a subsidiary of ABN AMRO Holdings, N.V., was terminated, and all debt to Venture Finance PLC was paid off. The Lloyds facility provides a revolving loan secured by receivables, with a maximum availability of 2,100,000 British pounds sterling (approximately U.S. $3,653,000 based on the exchange rate in effect on March 31, 2006). The annual interest rate on the revolving loan is 1.5% above the Lloyds TSB base rate. The Lloyds TSB base rate was 4.5% at March 31, 2006. This credit facility covers a period of 24 months, expiring on July 31, 2007. The financial covenants include a 50% cap on combined export gross sales of XPS and Pascall and days sales outstanding of less than 65 days, and the funding balance is capped at 125% of XPS and Pascall combined gross sales. As of March 31, 2006, the revolving loan had an outstanding balance of $1,169,000.

         On August 26, 2005, XPS entered into an agreement with Lloyds for an unsecured cashflow loan of 300,000 British pounds sterling (approximately U.S. $522,000 based on the exchange rate in effect on March 31, 2006), payable over 12 months. The loan is structured as an overadvance on the previously negotiated 2,100,000 British pounds sterling revolving loan with Lloyds, bringing the maximum aggregate commitment on the revolving loan to 2,400,000 British pounds sterling (approximately U.S. $4,175,000 based on the exchange rate in effect on March 31, 2006). As of March 31, 2006, the outstanding balance was $262,000 and is included in borrowings under lines of credit in the accompanying Financial Statements.

         The unsecured cashflow loan of 300,000 British pounds sterling is payable at a rate of 25,000 British pounds sterling per month, the first payment falling due one month after initial drawdown on the revolving loan. The interest rate is variable and is adjusted monthly based on the base rate of Lloyds TSB plus 1.9%. The Lloyds TSB base rate at March 31, 2006 was 4.5%. Lloyds TSB has sole discretion to switch the details on this overadvance account if Lloyds determines that we will have difficulty in meeting the specific reductions in the overadvance account.

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 2006 AND 2005 (RESTATED)
                                   (UNAUDITED)


         On August 26, 2005, EEL, a United Kingdom-based subsidiary of the Company, entered into an agreement with Lloyds TSB for an unsecured term loan for 500,000 British pounds sterling (equivalent to U.S. $870,000 based on the exchange rate in effect on March 31, 2006). This loan is repayable in 36 consecutive monthly installments, representing principal and interest. The interest rate is variable and is adjusted daily based on the Lloyds TSB base rate plus 2.5%. The Lloyds TSB base rate at March 31, 2006 was 4.5%. The loan also includes financial covenants. EEL must maintain consolidated profit before taxation and interest paid and payable of no less than 500% of the consolidated interest paid and payable. The Company failed to comply with this covenant and received a waiver. The Company and the bank are reviewing the covenants for possible amendment. Additionally, EEL must maintain consolidated profit before taxation, depreciation, amortization of goodwill and other intangibles and interest paid and payable of no less than 300% of the consolidated principal repayments and the consolidated interest paid and payable. As of March 31, 2006, the term loan had an outstanding balance of $712,000.

         In the event of a default, Lloyds may make the loan, including any outstanding principal and interest which has accrued, repayable on demand. If any amount payable is not paid when due, EEL must pay an increased interest rate per annum equal to 3% above the rate of interest in effect from time to time under the note.

         In April 2003, CXR-AJ obtained a credit facility from IFN Finance, a subsidiary of ABN AMRO N.V. This credit facility is for a maximum of $1,449,000 based on the exchange rate in effect at March 31, 2006 for the conversion of euros into United States dollars. CXR-AJ also had $33,000 of term loans with another French bank outstanding as of March 31, 2006. The IFN Finance facility is secured by accounts receivable and carries an annual interest rate of 1.6% above the French "T4M" rate. At March 31, 2006, the French T4M rate was 2.2506%, and this facility had a balance of $497,000. This facility has no financial performance covenants.

         XCEL Japan Ltd., or XJL, obtained a term loan on November 29, 2002 from Johnan Shinkin Bank. The loan is amortized over five years, carries an annual fixed interest rate of 3.25% and is secured by the assets of XJL. The balances of the loan as of March 31, 2006 were $29,000 as of March 31, 2006 for the conversion of Japanese Yen into U.S. Dollars, using the exchange rate in effect. There are no financial performance covenants applicable to this loan.

(9)      RELATED PARTY TRANSACTIONS

         On July 13, 2004, the Company issued two promissory notes to the former stockholders of Larus Corporation totaling $3,000,000 in addition to paying cash and issuing shares of common stock and two zero interest short-term notes totaling $887,500 that were repaid in 2004, in exchange for 100% of the common stock of Larus Corporation (see Note 11). These notes are subordinated to the Company's bank debt and are payable in 72 equal monthly payments of principal totaling $41,667 per month plus interest at the 30-day LIBOR plus 5% with a maximum interest rate of 7% during the first two years of the term of the notes, 8% during the third and fourth years, and 9% thereafter. At March 31, 2006, the 30-day LIBOR was 4.84%.

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 2006 AND 2005 (RESTATED)
                                   (UNAUDITED)


         Future maturities of notes payable to stockholders are as follows:

           Year Ending
           December 31,
          --------------

                2006     $      375,000
                2007            500,000
                2008            500,000
                2009            500,000

                2010            250,000
          -------------- --------------
                         $    2,125,000
          ============== ==============

         Interest paid on these notes in the three months ended March 31, 2006 and 2005 was $39,000 and $179,000, respectively.

         There are no guarantees by officers or fees paid to officers or loans to or from officers.

(10)     JANUARY 2005 PRIVATE PLACEMENT

         On January 5, 2005, the Company issued to 17 accredited record holders in a private offering an aggregate of 12,503,500 shares of common stock at a purchase price of $1.44 per share and five-year investor warrants to purchase up to an additional 3,125,875 shares of our common stock at an exercise price of $1.73 per share, for total proceeds of approximately $18,005,000. The Company paid cash placement agent fees and expenses of approximately $961,000, and issued five-year placement warrants to purchase up to an aggregate of 650,310 shares of common stock at an exercise price of $1.73 per share in connection with the offering. The total warrants issued, representing 3,776,185 shares of the Company's common stock, have an estimated value of $4,400,000. Additional costs related to the financing include legal, accounting and consulting fees that totaled approximately $984,000 through December 31, 2005 including liquidated damages of $480,000 charged directly to equity as a return of capital against the gross proceeds of the financing. The Company used a portion of the proceeds from this financing to fund the acquisition of Pascall described in
Note 11. The Company used the remaining proceeds from this financing for additional acquisitions and for investments in new products and enhancements to existing products.

(11)     ACQUISITIONS

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

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 2006 AND 2005 (RESTATED)
                                   (UNAUDITED)


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

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 2006 AND 2005 (RESTATED)
                                   (UNAUDITED)


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

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 2006 AND 2005 (RESTATED)
                                   (UNAUDITED)


         The purchase price consisted of $2,400,000 in cash paid at closing and an additional $600,000 in cash payable in two equal installments on October 6, 2005 and March 31, 2006. The acquisition purchase price was funded with cash on-hand. The purchase price was subject to adjustment based on the value of the stockholders' equity, accounts receivable, accounts payable, cash on hand and net inventory of RO, as determined by the consolidated, unaudited balance sheet as of August 31, 2005, prepared in accordance with accounting principles generally accepted in the United States of America. In addition, concurrently with the closing of the acquisition of RO, EMRISE Electronics paid in full all then existing credit facilities of RO in the aggregate amount of $1,602,000.

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

                                                 EMRISE CORPORATION AND SUBSIDIARIES
                                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                 MARCH 31, 2005 AND 2006 (RESTATED)
                                                             (UNAUDITED)


(12)     GOODWILL AND OTHER INTANGIBLE ASSETS

         Goodwill and other intangible assets by segment as of March 31, 2006 are as follows (in thousands):


                                     Trademarks        Technology        Customer        Covenant Not
                                     and Trade         Acquired --    Relationships       to Compete       Backlog        Patents in
                       Goodwill         Names           10-Year        -- 10-Year         -- 3-Year       -- 2-Year        Progress
                        -- Not         -- Not             Life             Life              Life            Life           -- Not
                      Amortizable    Amortizable       Amortizable      Amortizable      Amortizable     Amortizable     Amortizable
                     -----------     -----------      ------------      -----------      -----------     -----------     ----------
Gross cost
----------
Electronic
  components         $     6,672     $       800      $        484      $       200      $       200     $       200     $       64
Communications
  equipment                6,428             750             1,150              200               --              --
                     -----------     -----------      ------------      -----------      -----------     -----------     ----------
Total                $    13,100     $     1,550      $      1,634      $       400      $       200     $       200     $       64
                     ===========     ===========      ============      ===========      ===========     ===========     ==========

Accumulated
-----------
  amortization
  ------------
Electronic
  components         $       193     $        --      $         28      $        12      $        67     $       101     $       --
Communications
  equipment                  872              --               201               35               --              --             --
                     -----------     -----------      ------------      -----------      -----------     -----------     ----------
Total                $     1,065     $        --      $        229      $        47      $        67     $       101     $       --
                     ===========     ===========      ============      ===========      ===========     ===========     ==========

Carrying
--------
  value
  -----
Electronic
  components         $     6,479     $       800      $        456      $       188      $       133     $        99     $       64
Communications
  equipment                5,556             750               949              165               --              --             --
                     -----------     -----------      ------------      -----------      -----------     -----------     ----------
Total                $    12,035     $     1,550      $      1,405      $       353      $       133     $        99     $       64
                     ===========     ===========      ============      ===========      ===========     ===========     ==========




                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 2006 AND 2005 (RESTATED)
                                   (UNAUDITED)


Changes in goodwill by segment (in thousands):

                                                 Electronic      Communications
                                                 Components        Equipment           Total
                                                 ----------      -------------       ----------
Balance at January 1, 2006                       $    6,510      $       5,556       $   12,066
Reclassed to leasehold improvements at RO               (71)                --              (71)
Foreign currency translation                             40                 --               40
                                                 ----------      -------------       ----------
Balance March 31, 2006                           $    6,479      $       5,556       $   12,035
                                                 ==========      =============       ==========

(13)     ACCRUED EXPENSES

         Accrued expenses were as follows (in thousands):

                                          March 31, 2006       December 31, 2005

 Accrued salaries                        $           710       $             675
Accrued payroll taxes and benefits                   928                     762
 Advance payments from customers                     252                     219
 Other accrued expenses                            1,739                   1,915
                                              ----------            ------------
 Total accrued expenses                  $         3,629       $           3,571
                                              ==========            ============

(14)     SUBSEQUENT EVENTS

STOCK ISSUANCE

         In May 2006, the Company determined that its recent periodic filings could not be relied upon and underwent a reaudit for the years 2003, 2004 and 2005 that had been audited previously. This matter caused the Company's S-3 filing to become no longer effective and caused the obligation of the Company under the Registration Rights Agreement to pay 1% liquidated damages to the remaining shareholders from their remaining shares still owned of the private offering. Aggregate payments in the amount of $323,135 were made from June through December 2006. These payments were charged to administrative expenses.

EXECUTIVE MANAGEMENT

         On August 18, 2006, the company's Chief Financial Officer, Randolph D. Foote, resigned from all positions with the Company and its subsidiaries, and entered into a Resignation and Separation Agreement with the Company, which became effective on August 25, 2006. Under the agreement, Mr. Foote resigned all of his positions with the Company and, the Company and Mr. Foote jointly terminated his employment agreement dated effective as of January 1, 2006. The agreement provides that effective as of August 21, 2006, Mr. Foote will be assigned to temporary employment with the Company, which the parties anticipate will terminate by approximately December 31, 2006. On December 31, 2006, the Company and Mr. Foote amended the separation agreement to extend Mr. Foote's temporary employment to March 30, 2007. During the time of his temporary employment, Mr. Foote will assist the Company in, among other things, the preparation of the Company's restated financial statements and its filings with the Securities and Exchange Commission and will continue to receive his base salary and employment benefits (other than paid vacation benefits, bonus or incentive compensation).

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 2006 AND 2005 (RESTATED)
                                   (UNAUDITED)


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

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 2006 AND 2005 (RESTATED)
                                   (UNAUDITED)


         The credit facility is subject to various financial covenants on a consolidated basis as follows. The minimum debt service coverage ratio must be greater than 1.20:1.00 on a trailing quarterly basis. "Debt service coverage ratio" is defined as net income after taxes, plus depreciation, plus amortization, plus or minus changes in deferred taxes, minus capital expenditures and minus any dividends or distributions, divided by the current maturities of long-term debt paid or scheduled to be paid plus any payments on subordinated debt. The credit facility also requires that the Company maintain a minimum book net worth, determined at the end of each calendar month, in an amount not less than $26,900,000 for the months ended December 31, 2006, January 31, 2007 and February 28, 2007 and of not less than that amount plus 80% of the Company's net income for each calendar quarter ending on or after March 31, 2007 for each calendar month ending March 31, 2007, and each calendar month thereafter. The Company must not incur a net loss of greater than $1,150,000 for 2006 and for each quarterly period occurring after December 31, 2006, the Company's net income must not be less than $0. Management expects that the Company will not be in compliance with the bank's financial covenants as of December 31, 2006 and expects to obtain a waiver. If a waiver is not obtained and the loan is immediately payable, management believes that the Company has the resources to meet such a requirement.

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

         o our ability to efficiently and effectively integrate and operate the businesses of our newly-acquired subsidiaries;

         o our ability to identify, fund and integrate additional businesses;

         o anticipated trends in our financial condition and results of operations; and

         o our ability to distinguish ourselves from our current and future competitors.

         We do not undertake to update, revise or correct any forward-looking statements.

         The information contained in this document is not a complete description of our business or the risks associated with an investment in our common stock. Before deciding to buy or maintain a position in our common stock, you should carefully review and consider the various disclosures we made in this report, and in our other materials filed with the Securities and Exchange Commission that discuss our business in greater detail and that disclose various risks, uncertainties and other factors that may affect our business, results of operations or financial condition. In particular, you should review our amended annual report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on December 15, 2006, and the "Risk Factors" we included in that report.

         Any of the factors described above could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

OVERVIEW

      GENERAL

         We are a leading supplier of timing and synchronization systems, rotary and digital switches, electronic power supplies and radio frequency, or RF, devices. We sell our products to communications service providers, defense and aerospace contractors and industrial customers. We are a multinational company operating out of facilities located in the United States, United Kingdom, France and Japan. As of December 31, 2006, we had approximately 300 employees.

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

                  --       RF and microwave devices

         o        Communications Equipment

                  --       network access and transmission products

                  --       communication timing and synchronization products

                  --       communications test instruments

         Sales to customers in the electronic components segment, primarily to aerospace customers, defense contractors and industrial customers, were approximately 73.2% and 52.1% of our total net sales during the three months ended March 31, 2006 and 2005, respectively. Sales of communications equipment and related services, primarily to private customer premises and public carrier customers, were approximately 26.8% and 47.9% of our total net sales during the three months ended March 31, 2006 and 2005, respectively.

         Sales of our electronic components segment increased $4,047,000 (106.3%) for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Without the increase of sales of $2,629,000 and $1,239,000, respectively, by our new subsidiaries, Pascall, which we acquired March 18, 2005 and RO, which we acquired on September 1, 2005, our electronic components segment sales would have increased by $179,000 (4.7%) for the first quarter of 2006 as compared to the same period in 2005, primarily due to increased sales of switches.

         We experienced a $836,000 (22.5%) decrease in sales in our communications equipment segment for the three months ended March 31, 2006. This decrease was primarily due to a low demand for our test equipment by the major United States telecommunications companies, a delay in continued shipments on a long-term United States government infrastructure program due to customer technical issues, and delays in French military program orders for network access equipment.

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

         In conjunction with our acquisition of Larus Corporation, we commissioned a valuation firm to determine what portion of the purchase price should be allocated to identifiable intangible assets. The study is complete and the intangible values are as follows: Larus trade name and trademark are valued at $750,000 compared to our initial estimate of $2,800,000, and the technology and customer relationships are valued at $1,350,000 as compared to our initial estimate of $800,000. Goodwill associated with the Larus Corporation acquisition totaled $4,043,000. The Larus trade name and trademark were determined to have indefinite lives and therefore are not being amortized but rather are being periodically tested for impairment. The technology and customer relationships were both estimated to have ten-year lives and, as a result, $162,000 of amortization expense was recorded and charged to administrative expense in 2005.

      PASCALL ACQUISITION

         On March 18, 2005, our subsidiary, EEL, purchased all of the outstanding capital stock of PEHL, the parent holding company of Pascall, using funds loaned to EEL by EMRISE. The purchase price for the acquisition totaled $9,669,000, subject to adjustments as described below, and included a $5,972,000 cash payment to PEHL's former parent, a $3,082,000 loan to PEHL and Pascall and approximately $615,000 in acquisition costs.

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

         In conjunction with the acquisition of Pascall, we commissioned a valuation firm to determine what portion of the purchase price should be allocated to identifiable intangible assets. We considered whether the acquisition included various types of identifiable intangible assets, including trade names, trademarks, patents, covenants not to compete, customers, workforce, technology and software. We have recorded the value of the trade name and trademark at $500,000, covenants not to compete that were obtained from Pascall's former affiliates at $200,000, amortizable over three years and backlog at $200,000 amortizable over two years. We believe that no other identifiable intangible assets of value were acquired. No patents were acquired. We have not ascribed any value to Pascall's customer base because our United Kingdom subsidiary, XPS, already was selling to Pascall's key customers. Pascall's workforce does not hold any special skills that are not readily available from other sources. We did not identify any valuable completed technology that was acquired, because Pascall utilizes non-proprietary technology to produce custom power supplies pursuant to customer specifications. Pascall does not develop or design software and does not own software of any material value.

         In accordance with the valuation study and taking into consideration post-closing adjustments, we have recorded goodwill associated with the Pascall acquisition of $4,634,000 compared to the initial goodwill recorded of $4,571,000.

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

         We recognize revenues from domestic sales of our electronic components and communications equipment at the point of shipment of those products. Product returns are infrequent and require prior authorization because our sales are final and we quality test our products prior to shipment to ensure they meet the specifications of the binding purchase orders under which they are shipped. Normally, when a distributor requests and receives authorization to return a product, the request is accompanied by a purchase order for a replacement product. When an end-user requests to return a product, we either repair or replace the product.

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

         Revenues from services such as repairs and modifications are recognized when the service has been completed and invoiced. For repairs that involve shipment of a repaired product, we recognize repair revenues when the product is shipped back to the customer. Service revenues represented approximately 5.2% and 4.8% of net sales for the three months ended March 31, 2006, respectively.

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

      FOREIGN CURRENCY TRANSLATION

         We have foreign subsidiaries that together accounted for approximately 53.4% of our net revenues, 48.4% of our assets and 46.1% of our total liabilities as of and for the three months ended March 31, 2006. In preparing our consolidated financial statements, we are required to translate the financial statements of our foreign subsidiaries from the currencies in which they keep their accounting records into United States dollars. This process results in exchange gains and losses which, under relevant accounting guidance, are included either within our statement of operations or as a separate part of our net equity under the caption "accumulated other comprehensive income
(loss)."

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

         Based on our assessment of the factors discussed above, we consider the functional currency of each of our international subsidiaries as each subsidiary's local currency. Accordingly, we had cumulative translation losses of $744,000 and gains of $870,000 that were included as part of accumulated other comprehensive income within our balance sheets at March 31, 2006 and December 31, 2005, respectively. During the three months ended March 31, 2006 and 2005, we included translation adjustments of a gain of approximately $126,000 and a loss of $441,000, respectively, under accumulated other comprehensive income (loss).

         If we had determined that the functional currency of our subsidiaries was United States dollars, these gains or losses would have decreased or increased our gain or loss for the three months ended 2006 and 2005. The magnitude of these gains or losses depends upon movements in the exchange rates of the foreign currencies in which we transact business as compared to the value of the United States dollar. These currencies include the euro, the British pound sterling and the Japanese yen. Any future translation gains or losses could be significantly higher or lower than those we recorded for these periods.

         A $6,296,000 loan payable from EEL to EMRISE was outstanding as of March 31, 2006. This loan is expected to be outstanding indefinitely. Therefore, exchange rate losses and gains on this loan are recorded in cumulative translation gains or losses in the equity section of the balance sheet.

      INTANGIBLES, INCLUDING GOODWILL

         We periodically evaluate our intangibles, including goodwill, for potential impairment. Our judgments regarding the existence of impairment are based on legal factors, market conditions and operational performance of our acquired businesses.

         In assessing potential impairment of goodwill, we consider these factors as well as forecasted financial performance of the acquired businesses. If forecasts are not met, we may have to record additional impairment charges not previously recognized. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of those respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets that were not previously recorded. If that were the case, we would have to record an expense in order to reduce the carrying value of our goodwill. On January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," and were required to analyze our goodwill for impairment issues by June 30, 2002, and then at least annually after that date or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. At December 31, 2005, the reported goodwill totaled $12,066,000. During the three months ended March 31, 2006, we did not record any impairment losses related to goodwill and other intangible assets.

RESULTS OF OPERATIONS

         The table presented below, which compares our results of operations for the three months ended March 31, 2006 to our results of operations for the three months ended March 31, 2005, presents the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net sales. The columns present the following:

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

                                                                                                  RESULTS AS A PERCENTAGE
                                                                                                    OF NET SALES FOR THE
                                      THREE MONTHS ENDED            DOLLAR      PERCENTAGES           THREE MONTHS ENDED
                                           MARCH 31,               VARIANCE      VARIANCE                MARCH 31,
                                    ------------------------     -----------    -----------     ----------------------------
                                                     2005         FAVORABLE      FAVORABLE                          2005
                                       2006       (RESTATED)    (UNFAVORABLE)  (UNFAVORABLE)       2006          (RESTATED)
                                    ---------     ----------     -----------    -----------     -----------      -----------
                                                                     (IN THOUSANDS)

Net sales
    Electronic components           $   7,853     $    3,806     $     4,047         106.3%           73.2%            50.6%
    Communications equipment            2,881          3,717            (836)        (22.5)%          26.8%            49.4%
                                    ---------     ----------     -----------    -----------     -----------      -----------
    Total net sales                    10,734          7,523           3,211          42.7%            100%           100.0%
                                    ---------     ----------     -----------    -----------     -----------      -----------

Cost of sales
    Electronic components               4,787          2,368          (2,419)       (102.2)%          44.6%           31.5%
    Communications equipment            1,563          1,877             314          16.7%           14.6%           25.0%
                                    ---------     ----------     -----------    -----------     -----------      -----------
    Total cost of sales                 6,350          4,245          (2,105)        (49.6)%          59.2%           56.4%
                                    ---------     ----------     -----------    -----------     -----------      -----------

Gross profit
    Electronic components               3,066          1,438           1,628         113.2%           28.6%           19.1%
    Communications equipment            1,318          1,840            (522)        (28.4)%          12.3%           24.5%
                                    ---------     ----------     -----------    -----------     -----------      -----------
    Total gross profit                  4,384          3,278           1,106          33.7%           40.8%           43.6%
                                    ---------     ----------     -----------    -----------     -----------      -----------

Selling, general and administrative
   expenses                             3,767          2,844            (923)        (32.5)%          35.1%           37.8%
Engineering and product development       722            532            (190)        (35.7)%           6.7%            7.1%
                                    ---------     ----------     -----------    -----------     -----------      -----------
Operating loss                           (105)           (98)             (7)         (7.1)%          (1.0)%          (1.3)%
Interest expense                         (124)          (102)            (22)        (21.6)%          (1.2)%          (1.4)%
Interest income                            25             72             (47)        (65.3)%           0.2%            1.0%
Other income and expense                    8             (3)             11        (366.7)%           0.1%            0.0%
                                    ---------     ----------     -----------    -----------     -----------      -----------
Loss before income tax expense           (196)          (131)            (65)        (49.6)%          (1.8)%          (1.7)%
Income tax expense                        126             66             (60)        (90.9)%           1.2%            0.9%
                                    ---------     ----------     -----------    -----------     -----------      -----------
Net loss                            $    (322)    $     (197)    $      (125)        (63.5)%          (3.0)%          (2.6)%
                                    =========     ==========     ===========    ===========     ===========      ===========


         NET SALES. The $3,211,000 increase in total net sales resulted from the combination of a $4,047,000 increase in net sales of our electronic components and an $836,000 decrease in net sales of our communications equipment products and services.

         ELECTRONIC COMPONENTS. The increase in net sales of our electronic components segment was attributable to, among other things, $2,629,000 in sales of Pascall power supplies and $1,239,000 in sales of RO power supplies. Because Pascall was acquired on March 18, 2005, sales attributable to Pascall during the first quarter of 2005 were negligible. We acquired RO on September 1, 2005 and, as a result, we did not report any RO sales in the first quarter of 2005. We also experienced an increase in sales of switches from Emrise Electronics' Digitran Division of $337,000, or 22.9%, to $1,810,000 from $1,473,000 in the prior year period, due to increased volume. Excluding the increased sales contributed by Pascall and RO, our net sales for this segment would have been $3,985,000, which represents a $179,000 (4.7%) increase over net sales of $3,806,000 for the three months ended March 31, 2005. This increase was caused by an increase in switch sales, partially offset by a small decrease in power supply sales from XPS.

         COMMUNICATIONS EQUIPMENT. The decrease in sales of our communication equipment segment was largely due to a $534,000 (73.9%) decrease in net sales to $189,000 as compared to $723,000 in the prior period attributable to a delay in expected orders from a government refurbishment project. We also incurred a $302,000 (13.6%) decrease in sales of network access equipment to $1,925,000 from $2,227,000 in the prior year. This decrease consisted of a $217,000 decrease in net sales of network access products from CXR Larus due to lower volume. CXR-AJ experienced an $85,000 reduction in net sales of network access products. These decreases were slightly offset by an increase in sales of synchronous timing products of $28,000 (8%) to $378,000 as compared to $350,000 in the prior year period. We anticipate that sales of our communications test equipment will be less in 2006 than in 2005. However, we anticipate that sales of our network access products, both in France and more importantly in the United States, will grow as new sales channels and our stronger marketing presence becomes effective and we work to utilize our two new United States-based distributors we established relationships with during the first quarter of 2006.

         GROSS PROFIT. The decrease in gross profit as a percentage of total net sales and the dollar increase in total gross profit resulted from an increase in gross profit in our electronic components segment that was partially offset by a decrease in gross profit in our communications equipment segment.

         ELECTRONIC COMPONENTS. The increase in gross profit for our electronic components segment was primarily due to contributions from Pascall and RO which amounted to $897,000 and $390,000, respectively, of the overall increase. In addition, gross profit from Digitran, which produces digital and rotary switches, increased $331,000 (51.6%) to $973,000, as compared to $642,000 in the prior year period, due to increased sales volume, higher prices and favorable product mix. Gross profit from XPS's power supply operations decreased slightly by $36,000 to $462,000 from $498,000 in the prior year period due to lower sales volume.

         COMMUNICATIONS EQUIPMENT. The decrease in gross profit for our communications equipment segment was primarily due to a $481,000 (87.6%) decrease in gross profit from test instruments produced by CXR Larus to $68,000 from $549,000 in the prior year due to lower sales. We also experienced a reduction of $162,000 (26.3%) in gross profit of CXR-AJ network access products to $453,000 from $615,000 in the prior year period due to product mix. Partially offsetting these decreases was an increase in gross margins of CXR Larus synchronous timing devises and network access products of $121,000 (17.9%) to $797,000 from $676,000 in the prior year period due to greater per-unit overhead absorption due to higher production.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The increase in selling, general and administrative expenses was primarily due to:

         o a $54,000 (31.2%) increase in sales commissions primarily attributable to the inclusion of Pascall and RO sales commissions;

         o a $211,000 (17.5%) increase in other selling and marketing expenses primarily due to the increase and inclusion of Pascall and RO selling expenses of $253,000 and $203,000, respectively, offset by a $199,000 reduction in such expenses in our communication equipment segment, especially at CXR Larus due to staff reductions from a reorganization of the sales and market functions;

         o a $123,000 increase in the estimated liability of a defined compensation arrangement due to an obligation acquired with the 1997 merger of Microtel International Inc. and XET Corporation, our corporate predecessor;

         o a $453,000 (27.9%) increase in administrative expenses primarily due to the inclusion of $311,000 and $127,000 of administrative costs for Pascall and RO, respectively; and

         o an approximate $200,000 increase due to the revised estimate of a liability for a deferred compensation arrangement and other miscellaneous matters.

         We anticipate that selling, general and administrative expenses for the remainder of 2006 will remain at levels higher than those we experienced during 2005 due to increased investments in new products, sales and marketing expenses for our new low profile rotary and digital switches, increased activity in searching for and analyzing potential acquisitions, expansion of our investor relations program and increased corporate governance activities in response to the Sarbanes-Oxley Act of 2002 and recently adopted rules and regulations of the Securities and Exchange Commission.

         ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses consist primarily of research and product development activities. The increase in these expenses resulted primarily from the inclusion of $95,000 and $103,000 of expenses attributable to Pascall and RO, respectively. The increase was partially offset by a reduction in engineering expenses of $13,000 to $117,000 from $130,000 for rotary switch development. We expect this higher level of expense to continue throughout 2006 as we continue to develop our new family of rotary switches and pursue long-term opportunities in the timing and synchronization market.

         INTEREST EXPENSE, NET. Interest expense increased due to increased loan balances at our U.K. operations at XPS and Pascall. We reported a reduction in interest income due to the use of cash for the acquisition of Pascall on March 18, 2005 and the acquisition of RO on September 1, 2005.

         INCOME TAX EXPENSE. Income tax expense of $126,000 was made up of $96,000 foreign income tax applicable to income of our foreign subsidiaries and $30,000 state income and franchise tax. There was no U.S. federal tax accrued due to U.S. source losses.

         NET INCOME. A significant contributing factor to the increase in net income was a $350,000 increase in operating earnings for our Digitran Division. In addition, our CXR Larus timing and network access operations reported a $248,000 increase in operating earnings. The overall increase in net income was partially offset by a small decrease in operating earnings at other operating units.

LIQUIDITY AND CAPITAL RESOURCES

         During the quarter ended March 31, 2006, we funded our operations primarily through revenue generated from our operations and through our previous lines of credit with Wells Fargo Bank, N.A. and various foreign banks. During the quarter ended March 31, 2006, we continued to rely on our foreign credit facilities. In addition, we raised approximately $16,060,000 in net proceeds through a private placement of equity securities in January 2005 as described below to support our acquisition program. As of March 31, 2006, we had working capital of $13,519,000, which represented a $561,000 (4.3%) increase from working capital of $12,958,000 at December 31, 2005, primarily due to the addition of the working capital of Pascall and RO. At March 31, 2006 and December 31, 2005, we had accumulated deficits of $15,025,000 and $15,118,000, respectively, and cash and cash equivalents of $2,690,000 and $4,371,000, respectively.

         Accounts receivable decreased $1,058,000 (11.2%) during the first three months of 2006 from $9,413,000 as of December 31, 2005 to $8,355,000 as of March 31, 2006 due to high collections. Days sales outstanding, which is a measure of our average accounts receivable collection period, increased from 61 days for 2005 to 65 days for the first three months of 2006. Our customers include many Fortune 100 companies in the United States and similarly large companies in Europe and Asia. Because of the financial strength of our customer base, we incur few bad debts.

         Inventory balances increased $836,000 (8.1%) during the first three months of 2006, from $10,277,000 at December 31, 2005 to $11,113,000 at March
31, 2006. Inventory represented 26.1% and 23.1% of our total assets as of March 31, 2006 and December 31, 2005, respectively. Inventory turnover, which is a ratio that indicates how many times our inventory is sold and replaced over a specified period, decreased to 2.4 times for the first three months of 2005 as compared to 2.8 times for the same period in 2005.

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

         Cash used in our operating activities totaled $529,000 for the first three months of 2006 as compared to cash used in operating activities of $1,360,000 for the prior year period. This $831,000 increase in operating cash flows primarily resulted from a slower increase in the amounts paid down on accounts payable and accrued expenses.

         Cash used in our investing activities totaled $45,000 for the first three months of 2006 as compared to $9,374,000 for the first three months of 2005. Included in the results for 2005 are net cash of $9,374,000 used to acquire Pascall, including acquisition costs.

         Cash used in our financing activities totaled $1,216,000 for the first three months of 2006 as compared to $16,988,000 of cash provided by our financing activities for the first three months of 2005. The change is primarily due to the net proceeds from the issuance of common stock in the January 2005 private placement.

         Outstanding borrowings under our revolving lines of credit were as follows:

                                                     March 31,       December 31
                                                       2006              2005
                                                  -------------     ------------
Line of credit with a U.S. commercial lender      $          --     $    118,000
Lines of credit with foreign banks                    1,928,000          760,000
                                                  -------------     ------------
                                                  $   1,928,000     $    878,000
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

         As of March 31, 2006, we had no outstanding balance owing under the revolving credit line, and we had $3,000,000 of availability on the non-formula based portion of the credit line. As of March 31, 2006, we were in compliance with each of the covenants of the credit facility. The credit facility also provides for a term loan of $150,000 secured by equipment, amortizable over 36 months at a variable rate equal to the prime rate plus 1.5%. The term loan portion of the facility had a balance of $62,000 at March 31, 2006.

         As of March 31, 2006, we had approximately $172,000 of capital leases outstanding, which amount is included in long term debt in the accompanying condensed consolidated financial statements.

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

         The credit facility is subject to various financial covenants on a consolidated basis as follows. The minimum debt service coverage ratio must be greater than 1.20:1.00 on a trailing quarterly basis. "Debt service coverage ratio" is defined as net income after taxes, plus depreciation, plus amortization, plus or minus changes in deferred taxes, minus capital expenditures and minus any dividends or distributions, divided by the current maturities of long-term debt paid or scheduled to be paid plus any payments on subordinated debt. The credit facility also requires that we maintain a minimum book net worth, determined at the end of each calendar month, in an amount not less than $26,900,000 for the months ended December 31, 2006, January 31, 2007 and February 28, 2007 and of not less than that amount plus 80% of our net income for each calendar quarter ending on or after March 31, 2007 for each calendar month ending March 31, 2007, and each calendar month thereafter. We must not incur a net loss of greater than $1,150,000 for 2006 and for each quarterly period occurring after December 31, 2006, our net income must not be less than $0. We expect we will not be in compliance with the bank's financial covenants as of December 31, 2006 and we expect to obtain a waiver. If we do not obtain a waiver and the loan is immediately payable, we believe that we will have the resources to meet such a requirement.

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

         As of March 31, 2006, our foreign subsidiaries had credit facilities, including lines of credit and term loans, with Lloyds TSB Bank PLC ("Lloyds TSB") and Lloyds TSB Commercial Finance Limited ("Lloyds") in England, IFN Finance, a subsidiary of ABN AMRO Holdings, N.V., Banc National de Paris, Societe Generale in France, and Sogelease and Johnan Shinkin Bank in Japan. At March 31, 2006, the balances outstanding under our United Kingdom, France and Japan credit facilities were $2,143,000, $530,000 and $29,000, respectively.

         On July 8, 2005, XPS and Pascall obtained a 24-month credit facility with Lloyds, which facility expires July 31, 2007. At the same time, the credit facility of Venture Finance PLC, a subsidiary of ABN AMRO Holdings, N.V., was terminated and paid off. The Lloyds facility provides a revolving loan secured by receivables, with a maximum availability of 2,100,000 British pounds sterling (equivalent of U.S. $3,653,000 based on the exchange rate in effect on March 31, 2006). The annual interest rate on the revolving loan is 1.5% above the Lloyds TSB base rate. The Lloyds TSB base rate was 4.5% at March 31, 2006. The financial covenants include a 50% cap on combined export gross sales of XPS and Pascall and days sales outstanding of less than 65 days, and the funding balance is capped at 125% of XPS and Pascall combined gross sales. As of March 31, 2006, the revolving loan had an outstanding balance of $1,169,000.

         On August 26, 2005, XPS entered into an agreement with Lloyds for an unsecured cashflow loan of 300,000 British pounds sterling (equivalent of U.S. $522,000 based on the exchange rate in effect on March 31, 2006 payable over 12 months). The loan is structured as an overadvance on the previously negotiated 2,100,000 British pounds sterling revolving loan with Lloyds, bringing the maximum aggregate commitment on the revolving loan to 2,400,000 British pounds sterling (equivalent of U.S. $4,175,000 based on the exchange rate in effect on March 31, 2006). As of March 31, 2006, the outstanding balance was $262,000 and is included in borrowings under lines of credit in the accompanying financial statements.

         The unsecured cashflow loan of 300,000 British pounds sterling is payable at a rate of 25,000 British pounds sterling per month, the first payment falling due one month after initial drawdown on the revolving loan. The interest rate is variable and is adjusted monthly based on the base rate of Lloyds TSB plus 1.9%. The Lloyds TSB base rate at March 31, 2006 was 4.5%. Lloyds TSB has sole discretion to switch the details on this overadvance account if Lloyds determines that the Company will have difficulty in meeting the specific reductions in the overadvance account.

         On August 26, 2005, EEL entered into an agreement with Lloyds TSB for an unsecured term loan for 500,000 British pounds sterling (equivalent to U.S. $870,000 based on the exchange rate in effect on March 31, 2006). This loan is repayable in 36 consecutive monthly installments of principal and interest. The interest rate is variable and is adjusted daily based on the Lloyds TSB base rate plus 2.5%. The Lloyds TSB base rate at March 31, 2006 was 4.5%. The loan also includes financial covenants. EEL must maintain consolidated profit before taxation and interest paid and payable of no less than 500% of the consolidated interest paid and payable. Additionally, EEL must maintain consolidated profit before taxation, depreciation, amortization of goodwill and other intangibles and interest paid and payable of no less than 300% of the consolidated principal repayments and the consolidated interest paid and payable. As of March 31, 2006, the term loan had an outstanding balance of $712,000.

         In the event of a default, Lloyds TSB may make the loan, including any outstanding principal and interest which has accrued, repayable on demand. If any amount payable is not paid when due, EEL shall pay an increased interest rate per annum equal to 3% above the rate of interest in effect from time to time under the note.

         In April 2003, CXR-AJ obtained a credit facility from IFN Finance, a subsidiary of ABN AMRO N.V. This credit facility is for a maximum of $1,449,000 based on the exchange rate in effect at March 31, 2006 for the conversion of euros into United States dollars. CXR-AJ also had $33,000 of term loans with another French bank outstanding as of March 31, 2006. The IFN Finance facility is secured by accounts receivable and carries an annual interest rate of 1.6% above the French "T4M" rate. At March 31, 2006, the French T4M rate was 2.2506%, and this facility had a balance of $497,000. This facility has no financial performance covenants.

         XCEL Japan Ltd., or XJL, obtained a term loan on November 29, 2002 from Johnan Shinkin Bank. The loan is amortized over five years, carries an annual fixed interest rate of 3.25% and is secured by the assets of XJL. The balances of the loan as of March 31, 2006 were $29,000 as of March 31, 2006 for the conversion of Japanese Yen into U.S. Dollars, using the exchange rate in effect. There are no financial performance covenants applicable to this loan.

         Our backlog was $22,135,000 as of March 31, 2006 as compared to $15,021,000 as of March 31, 2005. The increase in backlog of $7,114,000 was primarily due to the increase of $7,230,000 of backlog for Pascall and XPS in the UK. Our backlog as of March 31, 2006 was 97.5% related to our electronic components business, which business tends to provide us with long lead-times for our manufacturing processes due to the custom nature of the products, and 2.5% related to our communications equipment business, which business tends to deliver standard products from stock as orders are received. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

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

         On May 5, 2006, our audit committee concluded that our financial statements for the years ended December 31, 2005 and 2004 and the interim periods during 2005 and 2004 should no longer be relied upon. The audit committee reached this conclusion after having discussions with our former independent registered public accountants and management as part of an investigation conducted by the audit committee in response to an inquiry by the staff of the Securities and Exchange Commission's Division of Enforcement. As a result of the audit committee's conclusion regarding our financial statements, on May 9, 2006, the registration statement was no longer effective. This event triggered the liquidated damages provision contained in the registration rights agreement. During the months of June through December 2006, we paid to the remaining investors liquidated damages in the aggregate amount of $323,135.

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

         We included in our amended annual report on Form 10-K for the year ended December 31, 2005 a contractual obligations table that outlines payments due from us or our subsidiaries under our lines of credit and other significant contractual obligations through 2010, exclusive of interest. During the three months ended March 31, 2006, no material changes in this information occurred outside the ordinary course of business.

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

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," a replacement of APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. However, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. We do not believe our adoption of SFAS No. 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

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

         A substantial portion of our notes payable and long-term debt have variable interest rates based on the prime interest rate and/or the lender's base rate, which exposes us to risk of earnings loss due to changes in such interest rates. Our amended annual report on Form 10-K for the year ended December 31, 2005 contains information about our debt obligations that are sensitive to changes in interest rates under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk." There were no material changes in those market risks during the three months ended March 31, 2006.

ITEM 4.  CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         We conducted an evaluation, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2006, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Acting Chief Financial Officer has concluded that as of March 31, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

         A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board ("PCAOB") Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with its audit of our consolidated financial statements for the year ended December 31, 2005, Grant Thornton LLP ("GT"), our former independent registered public accounting firm, advised management and our audit committee of two matters that GT considered to be material weaknesses.

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

         In connection with its audit of our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003, Hein & Associates LLP ("Hein"), our independent registered pubic accounting firm, advised management and our audit committee that they concur with GT's assessment of the material weaknesses described above. Hein also noted that our accounting department did not provide us with the appropriate resources, adequate technical skills and supervision to accurately account for our revenues, as evidenced by our need to restate our 2005 and 2004 financial statements.

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

ITEM 1A. RISK FACTORS.

         Item 1A of Part I of our Amendment No. 1 to Form 10-K for the fiscal year ended December 31, 2005 summarizes various material risks that investors should carefully consider before deciding to buy or maintain an investment in our common stock. Any of those risks, if they actually occur, would likely harm our business, financial condition and results of operations and could cause the trading price of our common stock to decline. There are no material changes to the risk factors set forth in the above-referenced report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     RECENT SALES OF UNREGISTERED SECURITIES

         During the quarter ended March 31, 2006, we issued 351,000 shares of common stock to four individuals upon exercise of warrants that had exercise prices of $0.75 or $1.00.

         Exemption from the registration provisions of the Securities Act of 1933 for the transactions described above is claimed under Section 4(2) of the Securities Act of 1933, among others, on the basis that such transactions did not involve any public offering and the purchasers were sophisticated or accredited with access to the kind of information registration would provide.

     DIVIDENDS

         We have not declared or paid any cash dividends on our capital stock in the past, and we do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future. In addition, our credit facility with WFBC, described in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources," restricts the payment of dividends without the bank's consent.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5. OTHER INFORMATION.

         None.

ITEM 6. EXHIBITS.

        NUMBER    DESCRIPTION
        ------    -----------

         10.1 Executive Employment Agreement dated February 24, 2006 by and between EMRISE Corporation and Carmine T. Oliva (1)

         10.2 Executive Employment Agreement dated February 24, 2006 by and between EMRISE Corporation and Randolph D. Foote (1)

         10.3 Executive Employment Agreement dated February 24, 2006 by and between EMRISE Corporation and Graham Jefferies (1)

         31.1 Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32 Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

--------------

         (1) Filed as an exhibit to our Form 8-K for February 24, 2006 and incorporated herein by reference.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                EMRISE CORPORATION

Dated: January 17, 2007         By: /S/ CARMINE T. OLIVA
                                    --------------------------------------------
                                    Carmine T. Oliva, Chairman of the Board,
                                    Chief Executive Officer (principal executive
                                    officer), President, Secretary and Acting
                                    Chief Financial Officer (principal financial
                                    and accounting officer)

                        EXHIBITS ATTACHED TO THIS REPORT

EXHIBIT
NUMBER            DESCRIPTION

         31.1 Certification of Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification of Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002