Form 10-Q
period 2006-06-30
Emrise CORP
filed 2007-01-19
CIK 854852

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended JUNE 30, 2006

                                       or

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes | | No |X|

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange
Act):
Large Accelerated Filer | |  Accelerated Filer | |  Non-Accelerated Filed |X|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes | | No |X|

      As of January 17, 2007, there were 38,081,750 shares of the issuer's common stock, $0.0033 par value, outstanding.

================================================================================

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS..............................................  F-1

         Condensed Consolidated Balance Sheets as of June 30, 2006
               (unaudited) and December 31, 2005...........................  F-1

         Condensed Consolidated Statements of Operations for the
               Three and Six Months Ended June 30, 2006 and 2005
               (restated) (unaudited)......................................  F-2

         Condensed Consolidated Statements of Comprehensive Income
               for the Three and Six Months Ended June 30, 2006 and 2005
               (restated) (unaudited)......................................  F-3

         Condensed Consolidated Statements of Stockholders' Equity
               for the Six Months Ended June 30, 2006 (unaudited)..........  F-4

         Condensed Consolidated Statements of Cash Flows for the
               Six Months Ended June 30, 2006 and 2005 (restated)
               (unaudited).................................................  F-5

         Notes to Condensed Consolidated Financial Statements
               (restated) (unaudited)......................................  F-6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS...............................    2

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK.......................................................   22

ITEM 4.  CONTROLS AND PROCEDURES...........................................   22

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.................................................   25

ITEM 1A. RISK FACTORS......................................................   25

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND
         USE OF PROCEEDS...................................................   25

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...................................   25

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............   25

ITEM 5.  OTHER INFORMATION.................................................   25

ITEM 6.  EXHIBITS..........................................................   25

SIGNATURES.................................................................   26


                                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                       EMRISE CORPORATION AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                    AS OF JUNE 30, 2006 AND DECEMBER 31, 2005
                               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                    June 30,      December 31,
ASSETS                                                                                2006            2005
                                                                                 --------------  --------------
                                                                                  (unaudited)
Current assets:
   Cash and cash equivalents                                                     $        2,204  $        4,371
   Accounts receivable, net                                                               7,207           9,413
   Inventories, net                                                                      11,547          10,277
   Deferred income taxes                                                                  1,465           1,386
   Prepaid and other current assets                                                         900             536
                                                                                 --------------  --------------
Total current assets                                                                     23,323          25,983
Property, plant and equipment, net                                                        1,983           2,073
Goodwill                                                                                 12,159          12,066
Intangible assets other than goodwill, net of accumulated
   amortization of $549 and $350, respectively                                            3,718           3,709
Other assets                                                                                522             630
                                                                                 --------------  --------------
                                                                                 $       41,705  $       44,461
                                                                                 ==============  ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Borrowings under lines of credit                                              $        1,550  $        3,283
   Current portion of long-term debt                                                        488             504
   Notes payable to stockholders, current portion                                           500             500
   Accounts payable                                                                       3,966           4,949
   Income taxes payable                                                                     227             218
   Accrued expenses                                                                       3,941           3,571
Total current liabilities                                                                10,672          13,025
Long-term debt, less current portion                                                        548             742
Notes payable to stockholders, less current portion                                       1,500           1,750
Deferred income taxes                                                                     1,108           1,108
Other liabilities                                                                         1,054             823
Total liabilities                                                                        14,882          17,448

Commitments and contingencies (Notes 8 and 14)

Stockholders' equity:
   Common stock, $0.0033 par value. Authorized 150,000,000 shares;
     issued and outstanding 38,082,000 and 37,550,000, respectively                         126             124
   Additional paid-in capital                                                            43,335          42,877
   Accumulated deficit                                                                  (16,450)        (15,118)
   Accumulated other comprehensive loss                                                    (188)           (870)
Total stockholders' equity                                                               26,823          27,013
                                                                                 --------------  --------------
                                                                                 $       41,705  $       44,461
                                                                                 ==============  ==============


                     See accompanying notes to condensed consolidated financial statements.




                                        EMRISE CORPORATION AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (RESTATED)
                                                    (UNAUDITED)
                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                     Three Months Ended                   Six Months Ended
                                                          June 30,                            June 30,
                                              --------------------------------    --------------------------------
                                                                                                       2005
                                                    2006            2005               2006         (restated)(1)
                                              ---------------  ---------------    ---------------  ---------------

Net sales                                      $      10,817    $       9,962      $      21,551    $      17,485
Cost of sales                                          7,025            5,999             13,375           10,244
                                               -------------    -------------      -------------    -------------
Gross profit                                           3,792            3,963              8,176            7,241
Operating expenses:
   Selling, general and administrative                 3,698            3,447              7,465            6,291
   Engineering and product development                   892              604              1,614            1,136
                                               -------------    -------------      -------------    -------------
Loss from operations                                    (798)             (88)              (903)            (186)
Other income (expense):
   Interest expense                                      (93)             (94)              (217)            (196)
   Interest income                                        21               37                 46              109
   Other income (expense)                                (44)             115                (36)             112
                                               -------------    -------------      -------------    -------------
Loss before income taxes                                (914)             (30)            (1,110)            (161)
Income tax expense (benefit)                              96              (51)               222               15
                                               -------------    -------------      -------------    -------------
Net income (loss)                              $      (1,010)   $          21      $      (1,332)   $        (176)
                                               =============    =============      =============    =============
Basic loss per share                           $       (0.03)   $        0.00      $       (0.04)   $       (0.00)
                                               =============    =============      =============    =============
Diluted loss per share                         $       (0.03)   $        0.00      $       (0.04)   $       (0.00)
                                               =============    =============      =============    =============

--------------------
(1)   See Notes to Condensed Consolidated Financial Statements--"Note 2--Restatement of Quarterly Financial
      Statements."



                       See accompanying notes to condensed consolidated financial statements.




                                        EMRISE CORPORATION AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                THREE MONTHS ENDED JUNE 30, 2006 AND 2005 (RESTATED)
                                                    (UNAUDITED)
                                                   (IN THOUSANDS)


                                                     Three Months Ended                   Six Months Ended
                                                          June 30,                            June 30,
                                              --------------------------------    --------------------------------
                                                                                                       2005
                                                    2006            2005               2006         (restated)(1)
                                              ---------------  ---------------    ---------------  ---------------
Net income (loss)                              $      (1,010)   $          21      $      (1,332)   $        (176)
Other comprehensive loss:
   Foreign currency translation adjustment               557             (315)               682             (756)
                                               -------------    -------------      -------------    -------------
Comprehensive loss                             $        (453)   $        (294)     $        (650)   $        (932)
                                               =============    =============      =============    =============

--------------------
(1)   See Notes to Condensed Consolidated Financial Statements--"Note 2--Restatement of Quarterly Financial
      Statements."







                       See accompanying notes to condensed consolidated financial statements.




                                           EMRISE CORPORATION AND SUBSIDIARIES
                                              SIX MONTHS ENDED JUNE 30, 2006
                                CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                       (UNAUDITED)
                                                      (IN THOUSANDS)


                                         Common Stock        Additional                       Other
                                    ---------------------     Paid-In      Accumulated    Comprehensive    Accumulated
                                      Shares      Amount      Capital        Deficit      Income (Loss)       Total
                                    ---------   ---------   -----------   ------------    -------------    ------------

Balance at December 31, 2005           37,550   $     124   $    42,877   $    (15,118)   $        (870)   $     27,013
Stock option exercises                    181           1            97             --               --              98
Warrant exercises                         351           1           287             --               --             288
Stock option issuance expense              --          --            59             --               --              59
Warrants issued for services               --          --            15             --               --              15
Comprehensive loss                         --          --            --         (1,332)             682            (650)
                                                            -----------   ------------    -------------    ------------
Balance at June 30, 2006               38,082   $     126   $    43,335   $    (16,450)   $        (188)   $     26,823
                                    =========   =========   ===========   ============    =============    ============




                          See accompanying notes to condensed consolidated financial statements.




                                         EMRISE CORPORATION AND SUBSIDIARIES
                                 SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (RESTATED)
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (UNAUDITED)
                                                   (IN THOUSANDS)

                                                                                            Six Months
                                                                                          Ended June 30,
                                                                                 ---------------------------------
                                                                                                       2005
                                                                                      2006          (restated)(1)
                                                                                 ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                         $        (1,332)  $          (176)
   Adjustments to reconcile net loss to cash provided used in operating activities:
       Depreciation and amortization                                                         585               371
       Provision for inventory obsolescence                                                  927               827
       Deferred taxes                                                                        (79)                7
       Stock option expense                                                                   59                --
       Warrants issued for services                                                           15                23
   Changes in operating assets and liabilities net of businesses acquired:
     Accounts receivable                                                                   2,183             1,607
     Inventories                                                                          (2,389)             (402)
     Prepaid and other assets                                                               (256)             (106)
     Accounts payable and accrued expenses                                                  (373)           (2,476)
                                                                                 ---------------   ---------------
Cash used in operating activities                                                           (660)             (325)
                                                                                 ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net purchases of property, plant and equipment                                           (208)             (149)
   Cash paid for acquisition of Pascall, net of cash acquired                                 --            (9,341)
   Acquisition related costs of Pascall                                                       --              (286)
   Disposal of property, plant and equipment                                                  52                 --
                                                                                 ---------------   ---------------
Cash used in investing activities                                                           (156)           (9,776)
                                                                                 ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net repayments of current notes payable                                                (1,733)              (67)
   Repayments of long-term debt                                                             (210)              (74)
   Proceeds from long-term debt                                                               --                88
   Proceeds from issuance common stock offering                                               --            16,479
   Payments of notes to stockholders                                                        (250)             (250)
   Proceeds from exercise of stock options and warrants                                      385                35
                                                                                 ---------------   ---------------
Cash provided by (used in) financing activities                                           (1,808)           16,211
                                                                                 ---------------   ---------------

Effect of exchange rate changes on cash                                                      457              (732)
                                                                                 ---------------   ---------------
Net increase (decrease) in cash and cash equivalents                                      (2,167)            5,378
Cash and cash equivalents at beginning of period                                           4,371             1,057
                                                                                 ---------------   ---------------
Cash and cash equivalents at end of period                                       $         2,204   $         6,435
                                                                                 ===============   ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                                    $           164   $          178
                                                                                 ===============   ===============
     Income taxes                                                                $            54   $           30
                                                                                 ===============   ===============

----------------
(1)   See Notes to Condensed Consolidated Financial Statements--"Note 2--Restatement of Quarterly Financial
      Statements."

                       See accompanying notes to condensed consolidated financial statements.

                                                        F-5

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 2006 AND 2005 (RESTATED)
                                   (UNAUDITED)


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

      The unaudited condensed consolidated financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of June 30, 2006 and the results of operations and cash flows for the related interim periods ended June 30, 2006 and 2005. However, these results are not necessarily indicative of results for any other interim period or for the year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements included in its amended annual report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on December 15, 2006.

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

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 2006 AND 2005 (RESTATED)
                                   (UNAUDITED)


      Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment," and related interpretations, using the modified prospective transition method. Under that method, compensation cost recognized in the quarterly period ended June 30, 2006 includes: (a) compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.

      The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending June 30, 2006 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending June 30, 2006 for the expected option term.

      Prior to the adoption of SFAS No. 123(R), the Company presented any tax benefits from deductions resulting from the exercise of stock options within operating cash flows in its condensed consolidated statements of cash flow. SFAS No. 123(R) requires that the portion of benefits resulting from tax deductions in excess of recognized compensation (the "excess tax benefits") be presented as financing cash flows. There were no excess tax benefits for the three months ended June 30, 2006 and would have been presented as an operating cash inflow prior to the adoption SFAS No. 123(R) if there were any.

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

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 2006 AND 2005 (RESTATED)
                                   (UNAUDITED)


   STOCK OPTIONS AS OF THE QUARTERLY PERIOD ENDED JUNE 30, 2006

      The following table summarizes stock options outstanding and changes during the quarterly period ended June 30, 2006:

                                                                   WEIGHTED
                                                   NUMBER OF       AVERAGE
                                                    SHARES      EXERCISE PRICE
                                                  -----------   --------------

Options outstanding at January 1, 2006              2,108,000   $         1.05
Granted                                                50,000   $         1.00
Exercised                                            (181,000)  $         0.54
Canceled or forfeited                                      --
                                                  -----------
Options outstanding at June 30, 2006                1,977,000   $         1.09
                                                  ===========

      Stock options outstanding and currently exercisable at June 30, 2006 are as follows:

                                           OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                           ------------------------------------------------- ---------------------------------
                                          WEIGHTED AVERAGE
                             NUMBER OF       REMAINING          WEIGHTED        NUMBER OF        WEIGHTED
                              OPTIONS     CONTRACTUAL LIFE       AVERAGE         OPTIONS          AVERAGE
RANGE OF EXERCISE PRICES    OUTSTANDING      (IN YEARS)      EXERCISE PRICE    EXERCISABLE     EXERCISE PRICE
-------------------------- ------------- ------------------ ---------------- ---------------- ----------------
$0.20 to $1.00                1,186,000         6.04         $         0.56        1,090,000   $         0.53
$1.01 to $2.00                  780,000         9.13         $         1.87          705,000   $         1.92
$3.01 to $4.00                   11,000         0.38         $         3.13           11,000   $         3.13
                           -------------                                     ----------------
                              1,977,000         7.23         $         1.09        1,806,000   $         1.09
                           =============                                     ================

      Shares available for grant under the Plan as of June 30, 2006 were 365,000.

      The fair value of options granted during the three months ended June 30, 2006 was $39,000 at a weighted average per share fair value of $0.78. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions: no dividend yield; expected volatility of 87% in 2006, 88% to 92% in 2005, 92% to 107% in 2004 and 92% in 2003; risk-free interest rate of 3.0% to 4.25%; and average expected lives of seven years.

      As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company incurred $59,000 in compensation expense during the six months ended June 30, 2006.

      Total estimated unrecognized compensation cost from unvested stock options as of June 30, 2006 was approximately $101,000, which is expected to be recognized over a weighted average period of approximately 15 months.

      The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of all options exercised during the six month period ended June 30, 2006, was approximately $141,000. Cash received from stock options exercised during the six month period ended June 30, 2006 was $98,000. No stock options were exercised during the three months ended June 30, 2006.

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 2006 AND 2005 (RESTATED)
                                   (UNAUDITED)


   PRO-FORMA STOCK COMPENSATION EXPENSE FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

      For the quarterly period ended June 30, 2005, the Company applied the intrinsic value method of accounting for stock options as prescribed by APB No.
25. Since all options granted during the quarterly period ended June 30, 2005 had an exercise price equal to the closing market price of the underlying common stock on the grant date, no compensation expense was recognized. If compensation expense had been recognized based on the estimated fair value of each option granted in accordance with the provisions of SFAS No. 123, as amended, our net loss and net loss per share would have been reduced to the following pro-forma amounts (in thousands, except per share amounts):

                                                                                               Six Months
                                                                           Three Months      Ended June 30,
                                                                          Ended June 30,          2005
                                                                                2005           (restated)
                                                                         ----------------   ----------------
   Net income (loss) as reported                                         $             21   $           (176)

   Deduct:  Stock-based compensation expense, determined
            under the fair value method                                               (47)               (94)
                                                                         ----------------   ----------------

Net loss, Pro forma                                                      $            (26)  $           (270)
                                                                         ================   ================

Loss per share -- basic, as reported                                     $          (0.00)  $          (0.00)
                                                                         ================   ================

Loss per share -- diluted, as adjusted                                   $          (0.00)  $          (0.00)
                                                                         ================   ================

Loss per share -- basic, pro forma                                       $          (0.00)  $          (0.01)
                                                                         ================   ================

Loss per share --diluted, pro forma                                      $          (0.00)  $          (0.01)
                                                                         ================   ================

      Pro-forma compensation expense under SFAS No. 123, among other computational differences, does not consider potential pre-vesting forfeitures. Because of these differences, the pro-forma stock compensation expense presented above for the prior quarterly period ended June 30, 2005 under SFAS No. 123 and the stock compensation expense recognized during the current quarterly period ended June 30, 2006 under SFAS 123(R) are not directly comparable. In accordance with the modified prospective transition method of SFAS 123(R), the prior comparative quarterly results have not been restated.

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 2006 AND 2005 (RESTATED)
                                   (UNAUDITED)


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

                                              As Originally      Restatement
Six Months Ended June 30, 2005                   Reported        Adjustments      As Restated
------------------------------               ---------------  ----------------  ---------------
                                                   (in thousands, except per share data)
Net sales                                     $      17,261      $       224      $    17,485
Cost of sales                                        10,186               58           10,244
Gross profit                                          7,075              166            7,241
Operating expenses                                    7,414               13            7,427
Loss from operations                                   (339)             153             (186)
Net loss                                      $        (329)     $       153      $      (176)
Basic and diluted loss per share              $       (0.01)     $        --      $     (0.00)

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 2006 AND 2005 (RESTATED)
                                   (UNAUDITED)


(3)   EARNINGS (LOSS) PER SHARE

      The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                           Three Months            Six Months
                                                          Ended June 30,         Ended June 30,
                                                     ----------------------  ----------------------
                                                                    2005                    2005
                                                        2006     (restated)     2006     (restated)
                                                     ----------  ----------  ----------  ----------
NUMERATOR:
Net income (loss)                                    $   (1,010) $       21  $   (1,332) $     (176)
                                                     ----------  ----------  ----------  ----------

Income (loss) attributable to common
stockholders                                         $   (1,010) $       21  $   (1,332) $     (176)
                                                     ==========  ==========  ==========  ==========

DENOMINATOR:
Weighted average number of common shares
outstanding during the period-basic                      38,082      37,385      37,880      37,017

Incremental shares from assumed conversions
of warrants and options                                      --       1,254          --          --
                                                     ----------  ----------  ----------  ----------

Adjusted weighted average number of
outstanding shares-diluted                               38,082      38,639      37,880      37,017
                                                     ----------  ----------  ----------  ----------

Basic earnings (loss) per share                      $    (0.03) $     0.00  $    (0.04) $    (0.00)
                                                     ==========  ==========  ==========  ==========

Diluted earnings (loss) per share                    $    (0.03) $     0.00  $    (0.04) $    (0.00)
                                                     ==========  ==========  ==========  ==========

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 2006 AND 2005 (RESTATED)
                                   (UNAUDITED)


      The following table shows the common stock equivalents that were outstanding as of June 30, 2006 and 2005 but were not included in the computation of diluted earnings per share because the options' or warrants' exercise price was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive:

                                                    Number of    Exercise Price
                                                      Shares       Per Share
                                                   -----------  ----------------
Anti-dilutive common stock options:
  As of June 30, 2006                               1,121,000    $1.00 - $3.13
  As of June 30, 2005                               1,459,000    $0.20 - $3.44

Anti-dilutive common stock warrants:
  As of June 30, 2006                                4,136,000   $1.30 - $2.00
  As of June 30, 2005                                4,606,000   $0.39 - $2.00

(4)   INVENTORIES

      Inventories are summarized as follows (in thousands), net of reserves of $4,812 and $4,160 as of June 30, 2006 and December 31, 2005, respectively:

                                                        June 30,    December 31,
                                                          2006          2005
                                                      ------------  ------------
Raw materials                                         $      4,985  $      4,668
Work-in-process                                              3,589         2,716
Finished goods                                               2,973         2,893
                                                      ------------  ------------
                                                      $     11,547  $     10,277
                                                      ============  ============

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

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 2006 AND 2005 (RESTATED)
                                   (UNAUDITED)


      The Company's reportable segments are comprised of operating entities offering the same or similar products to similar customers. Each segment is managed separately because each business has different customers and different design and manufacturing and marketing strategies.

      Each segment has business units or components as described in paragraph 30 of SFAS No. 142. Each component has discrete financial information and a management structure. Following is a description of the Company's segment and component structure as of June 30, 2006:

      REPORTING UNITS WITHIN ELECTRONIC COMPONENTS SEGMENT:

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

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 2006 AND 2005 (RESTATED)
                                   (UNAUDITED)


      There were no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the amounts disclosed in the Company's audited consolidated financial statements included in its amended annual report on Form 10-K. Selected financial data for each of the Company's operating segments is shown below (in thousands):

                                                            Three Months                     Six Months
                                            Three Months   Ended June 30,   Six Months     Ended June 30,
                                           Ended June 30,       2005       Ended June 30,       2005
                                                2006         (restated)         2006         (restated)
                                           --------------  --------------  --------------  --------------
SALES TO EXTERNAL CUSTOMERS:
   Electronic Components                   $        7,920  $        6,421  $       15,773  $       10,227
   Communications Equipment                         2,897           3,541           5,778           7,258
                                           --------------  --------------  --------------  --------------
   Total                                   $       10,817  $        9,962  $       21,551  $       17,485
                                           ==============  ==============  ==============  ==============

INTEREST EXPENSE
   Electronic components                   $           40  $           24  $          100  $           52
   Communications equipment                            53              68             117             140
                                           --------------  --------------  --------------  --------------
   Total                                   $           93  $           92  $          217  $          192
                                           ==============  ==============  ==============  ==============

DEPRECIATION AND AMORTIZATION
   Electronic components                   $          234  $          166  $          423  $          210
   Communications equipment                            54              96             140             134
                                           --------------  --------------  --------------  --------------
   Total                                   $          288  $          262  $          563  $          344
                                           ==============  ==============  ==============  ==============

SEGMENT INCOME (LOSS) BEFORE TAX
   Electronic components                   $          627  $          660  $        1,556  $        1,177
   Communications equipment                          (645)            (99)           (877)           (137)
                                           --------------  --------------  --------------  --------------
   Total                                   $          (18)            561  $          679  $        1,040
                                           ==============  ==============  ==============  ==============


                                              June 30,      December 31,
                                                2006            2005
                                           --------------  --------------
SEGMENT ASSETS:
   Electronic components                   $       24,662  $       25,144
   Communications equipment                        15,275          16,358
                                           --------------  --------------
   Total                                   $       39,937  $       41,502
                                           ==============  ==============

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 2006 AND 2005 (RESTATED)
                                   (UNAUDITED)


      The following is a reconciliation of the reportable segment revenues, profit or loss and assets to the Company's consolidated totals (in thousands):

                                                            Three Months                     Six Months
                                            Three Months   Ended June 30,   Six Months     Ended June 30,
                                           Ended June 30,       2005       Ended June 30,       2005
                                                2006         (restated)         2006         (restated)
                                           --------------  --------------  --------------  --------------
NET SALES:
   Total sales for reportable segments     $       10,817  $        9,962  $       21,551  $       17,485
   Elimination of intersegment sales                   --              --              --              --
                                           --------------  --------------  --------------  --------------
   Total consolidated net sales            $       10,817  $        9,962  $       21,551  $       17,485
                                           ==============  ==============  ==============  ==============

INCOME BEFORE INCOME TAXES
   Total income for reportable segments    $          (18) $          561  $          679  $        1,040
   Unallocated amounts:                              (896)           (591)         (1,789)         (1,201)
                                           --------------  --------------  --------------  --------------
   Net income (loss) before income taxes   $         (914) $          (30) $       (1,110) $         (161)
                                           ==============  ==============  ==============  ==============

INTEREST EXPENSE
   Interest expense for reportable
     segments                              $           93  $           92  $          217  $          192
   Other interest expense                              --               2              --               4
                                           --------------  --------------  --------------  --------------
   Total interest expense                  $           93  $           94  $          217  $          196
                                           ==============  ==============  ==============  ==============

DEPRECIATION AND AMORTIZATION
   Depreciation and amortization expense
     for reportable segments               $          288  $          262  $          563  $          344
   Other depreciation and amortization
     expense                                           11              14              22              27
                                           --------------  --------------  --------------  --------------
   Total depreciation and amortization     $          299  $          276  $          585  $          371
                                           ==============  ==============  ==============  ==============


                                              June 30,      December 31,
                                                2006            2005
                                           --------------  --------------

ASSETS
   Total assets for reportable segments    $       39,937  $       41,502
   Other assets                                     1,768           2,959
                                           --------------  --------------
Total consolidated assets                  $       41,705  $       44,461
                                           ==============  ==============

(6)   NEW ACCOUNTING PRONOUNCEMENTS

      New accounting pronouncements are discussed under the heading "Impacts of New Accounting Pronouncements" in Part I, Item 2 of this report.

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 2006 AND 2005 (RESTATED)
                                   (UNAUDITED)


(7)   INCOME TAXES

      The effective tax rate for the three-month period ended June 30, 2006 was different than the 34% U.S. statutory rate primarily because of foreign taxes on foreign source income that cannot be offset by domestic tax loss carryforwards.

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

      The credit facility provides a $9,000,000 revolving line of credit secured by accounts receivable, other rights to payment and general intangibles, inventories and equipment. Borrowings do not need to be supported by specific receivables or inventory balances unless aggregate borrowings under the line of credit exceed $3,000,000 at any time (a "conversion event"). The bank increased this amount from $2,000,000 to $3,000,000 on March 28, 2006. If a conversion event occurs, the line of credit will covert into a formula-based line of credit until the borrowings are equal to or less than $3,000,000. The formula generally provides that the outstanding borrowings under the line of credit may not exceed an aggregate of 80% of eligible accounts receivable plus 30% of the value of eligible finished goods inventory. Interest is payable monthly. The interest rate is variable and is adjusted monthly based on the prime rate. The prime rate at June 30, 2006 was 7.25%.

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

      As of June 30, 2006, the Company had no outstanding balance owing under the revolving credit line, and the Company had $3,000,000 of availability on the non-formula based portion of the credit line. As of June 30, 2006, the Company was not in compliance with the covenant of the credit facility requiring no quarterly net loss can exceed $300,000.

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 2006 AND 2005 (RESTATED)
                                   (UNAUDITED)


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

      The credit facility also provides for a term loan of $150,000 secured by equipment, amortizable over 36 months at a variable rate equal to the prime rate plus 1.5%. The term loan portion of the facility had a balance of $50,000 at June 30, 2006.

      Wells Fargo Bank, N.A. has also provided the Company with credit for the purchase of new capital equipment when needed of which a balance of $107,000 was outstanding at June 30, 2006. The interest rate is equal to the 90-day London InterBank Offered Rate ("LIBOR") (5.509% at June 30, 2006) plus 3.75% per annum. Amounts borrowed under this arrangements are amortized over 60 months from the respective dates of borrowing and are secured by the purchased equipment.

      As of June 30, 2006, the Company had approximately $142,000 of capital leases outstanding, which amount is included in long term debt in the accompanying condensed consolidated financial statements.

      As of June 30, 2006, the Company's foreign subsidiaries had credit facilities, including lines of credit and term loans, with Lloyds TSB Bank PLC ("Lloyds TSB") and Lloyds TSB Commercial Finance Limited ("Lloyds") in England, IFN Finance, a subsidiary of ABN AMRO Holdings, N.V., Banc National de Paris, Societe Generale in France, and Sogelease and Johnan Shinkin Bank in Japan. At June 30, 2006, the balances outstanding under the Company's United Kingdom, France and Japan credit facilities were $1,486,000, $773,000 and $24,000, respectively.

      On July 8, 2005, XPS and Pascall obtained a credit facility with Lloyds. At the same time, the credit facility of Venture Finance PLC, a subsidiary of ABN AMRO Holdings, N.V., was terminated, and all debt to Venture Finance PLC was paid off. The Lloyds facility provides a revolving loan secured by receivables, with a maximum availability of 2,100,000 British pounds sterling (approximately U.S. $3,813,000 based on the exchange rate in effect on June 30, 2006). The annual interest rate on the revolving loan is 1.5% above the Lloyds TSB base rate. The Lloyds TSB base rate was 4.5% at June 30, 2006. This credit facility covers a period of 24 months, expiring on July 31, 2007. The financial covenants include a 50% cap on combined export gross sales of XPS and Pascall and days sales outstanding of less than 65 days, and the funding balance is capped at 125% of XPS and Pascall combined gross sales. As of June 30, 2006, the revolving loan had an outstanding balance of $809,000.

      On August 26, 2005, XPS entered into an agreement with Lloyds for an unsecured cashflow loan of 300,000 British pounds sterling (approximately U.S. $545,000 based on the exchange rate in effect on June 30, 2006), payable over 12 months. The loan is structured as an overadvance on the previously negotiated 2,100,000 British pounds sterling revolving loan with Lloyds, bringing the maximum aggregate commitment on the revolving loan to 2,400,000 British pounds sterling (approximately U.S. $4,358,000 based on the exchange rate in effect on June 30, 2006). As of June 30, 2006, the revolving loan had an outstanding balance of $809,000.

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 2006 AND 2005 (RESTATED)
                                   (UNAUDITED)


      The unsecured cashflow loan of 300,000 British pounds sterling is payable at a rate of 25,000 British pounds sterling per month, the first payment falling due one month after initial drawdown on the revolving loan. The interest rate is variable and is adjusted monthly based on the base rate of Lloyds TSB plus 1.9%. The Lloyds TSB base rate at June 30, 2006 was 4.5%. Lloyds TSB has sole discretion to switch the details on this overadvance account if Lloyds determines that we will have difficulty in meeting the specific reductions in the overadvance account.

      On August 26, 2005, EEL, a United Kingdom-based subsidiary of the Company, entered into an agreement with Lloyds TSB for an unsecured term loan for 500,000 British pounds sterling (equivalent to U.S. $908,000 based on the exchange rate in effect on June 30, 2006). This loan is repayable in 36 consecutive monthly installments, representing principal and interest. The interest rate is variable and is adjusted daily based on the Lloyds TSB base rate plus 2.5%. The Lloyds TSB base rate at March 31, 2006 was 4.5%. The loan also includes financial covenants. EEL must maintain consolidated profit before taxation and interest paid and payable of no less than 500% of the consolidated interest paid and payable. The Company failed to comply with this covenant and received a waiver. The Company and the bank are reviewing the covenants for possible amendment. Additionally, EEL must maintain consolidated profit before taxation, depreciation, amortization of goodwill and other intangibles and interest paid and payable of no less than 300% of the consolidated principal repayments and the consolidated interest paid and payable. As of June 30, 2006, the term loan had an outstanding balance of $677,000.

      In the event of a default, Lloyds may make the loan, including any outstanding principal and interest which has accrued, repayable on demand. If any amount payable is not paid when due, EEL must pay an increased interest rate per annum equal to 3% above the rate of interest in effect from time to time under the note.

      In April 2003, CXR-AJ obtained a credit facility from IFN Finance, a subsidiary of ABN AMRO N.V. This credit facility is for a maximum of $1,506,000 based on the exchange rate in effect at June 30, 2006 for the conversion of euros into United States dollars. CXR-AJ also had $66,000 of cash credit lines with several other banks and $32,000 of term loans with another French bank outstanding as of June 30, 2006. The IFN Finance facility is secured by accounts receivable and carries an annual interest rate of 1.6% above the French "T4M" rate. At June 30, 2006, the French T4M rate was 2.6943%, and this facility had a balance of $665,000. This facility has no financial performance covenants.

      XCEL Japan Ltd., or XJL, obtained a term loan on November 29, 2002 from Johnan Shinkin Bank. The loan is amortized over five years, carries an annual fixed interest rate of 3.25% and is secured by the assets of XJL. The balances of the loan as of June 30, 2006 were $24,000 as of June 30, 2006 for the conversion of Japanese Yen into U.S. Dollars, using the exchange rate in effect. There are no financial performance covenants applicable to this loan.

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 2006 AND 2005 (RESTATED)
                                   (UNAUDITED)


(9)   RELATED PARTY TRANSACTIONS

      On July 13, 2004, the Company issued two promissory notes to the former stockholders of Larus Corporation totaling $3,000,000 in addition to paying cash and issuing shares of common stock and two zero interest short-term notes totaling $887,500 that were repaid in 2004, in exchange for 100% of the common stock of Larus Corporation (see Note 11). These notes are subordinated to the Company's bank debt and are payable in 72 equal monthly payments of principal totaling $41,667 per month plus interest at the 30-day LIBOR plus 5% with a maximum interest rate of 7% during the first two years of the term of the notes, 8% during the third and fourth years, and 9% thereafter. At June 30, 2006, the 30-day LIBOR was 4.84%.

      Future maturities of notes payable to stockholders are as follows:

           Year Ending
           December 31,
           ------------

               2006          $      250,000
               2007                 500,000
               2008                 500,000
               2009                 500,000
               2010                 250,000
                            ----------------
                             $    2,000,000
                            ================

      Interest paid on these notes in the three months ended June 30, 2006 and 2005 was $37,000 and $46,000, respectively.

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

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 2006 AND 2005 (RESTATED)
                                   (UNAUDITED)


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

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 2006 AND 2005 (RESTATED)
                                   (UNAUDITED)


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

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 2006 AND 2005 (RESTATED)
                                   (UNAUDITED)


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

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)


(12)  GOODWILL AND OTHER INTANGIBLE ASSETS

      Goodwill and other intangible assets by segment as of June 30, 2006 are as follows (in thousands):

                                                              Technology       Customer      Covenant Not                Patents in
                                            Trademarks and    Acquired --  Relationships --  to Compete --  Backlog --   Progress --
                             Goodwill --    Trade Names --   10-Year Life    10-Year Life    3-Year Life    2-Year Life      Not
                           Not Amortizable  Not Amortizable   Amortizable    Amortizable     Amortizable    Amortizable  Amortizable
                           ---------------  ---------------  ------------  ----------------  -------------  -----------  -----------
GROSS COST
Electronic components      $         6,806  $           850  $        500  $            350  $         200  $       200  $        67
Communications equipment             6,429              750         1,150               200             --           --
                           ---------------  ---------------  ------------  ----------------  -------------  -----------  -----------
Total                      $        13,235  $         1,600  $      1,650  $            550  $         200  $       200  $        67
                           ===============  ===============  ============  ================  =============  ===========  ===========

ACCUMULATED AMORTIZATION
Electronic components      $            204 $             -- $         42  $             29  $          83  $       125  $        --
Communications equipment                872               --          230                40             --           --           --
                           ---------------  ---------------  ------------  ----------------  -------------  -----------  -----------
Total                      $          1,076 $             -- $        272  $             69  $          83  $       125  $        --
                           ===============  ===============  ============  ================  =============  ===========  ===========

CARRYING VALUE
Electronic components      $          6,602 $            850 $        458  $            321  $         117  $        75  $        67
Communications equipment              5,557              750          920               160             --           --           --
                           ---------------  ---------------  ------------  ----------------  -------------  -----------  -----------
Total                      $         12,159 $          1,600 $      1,378  $            481  $         117  $        75  $        67
                           ===============  ===============  ============  ================  =============  ===========  ===========

                       EMRISE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        JUNE 30, 2006 AND 2005 (RESTATED)
                                   (UNAUDITED)


Changes in goodwill by segment (in thousands):

                                                  Electronic    Communications
                                                  Components       Equipment        Total
                                                --------------  --------------  --------------
Balance at January 1, 2006                      $        6,510  $        5,557  $       12,067
Reclassed to leasehold improvements
   at RO                                                   (71)             --             (71)
Revaluation of intangibles at RO                          (216)             --            (216)
Foreign currency translation                               379              --             379
                                                --------------  --------------  --------------
Balance June 30, 2006                           $        6,602  $        5,557  $       12,159
                                                ==============  ==============  ==============

(13)  ACCRUED EXPENSES

      Accrued expenses were as follows (in thousands):

                                                       June 30      December 31,
                                                         2006           2005
                                                    -------------  -------------
Accrued salaries                                    $         731  $         675
Accrued payroll taxes and benefits                            803            762
Advance payments from customers                               663            219
Other accrued expenses                                      1,744          1,915
                                                    -------------  -------------
Total accrued expenses                              $       3,941  $       3,571
                                                    =============  =============

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

                       EMRISE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        JUNE 30, 2006 AND 2005 (RESTATED)
                                   (UNAUDITED)


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

      The credit facility with WFBC provides for a $5.0 million revolving line of credit that expires on December 1, 2009. If WFBC terminates the credit facility during a default period, or if the Company terminates or reduces the credit facility prior to the maturity date, or if the Company prepays the term loan portion of the facility, the Company will be subject to penalties as follows: if the termination or prepayment occurs during the one year period after the initial funding date, the penalty is equal to 3% of the maximum line amount and/or prepayment amount; if the termination or prepayment occurs during second year after the initial funding date, the penalty is equal to 2% of the maximum line amount and/or prepayment amount; and if the termination or prepayment occurs at any time after the second anniversary of the initial funding date and prior to the maturity date, the penalty is equal to 1% of the maximum line amount and/or prepayment amount. The credit facility is subject to an unused line fee equal to 0.25% per annum, payable monthly based on the average daily unused amount of the line of credit described in the following paragraph. The credit facility is also subject to a minimum monthly interest charge of $8,500 with respect to the revolving line of credit.

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

                       EMRISE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        JUNE 30, 2006 AND 2005 (RESTATED)
                                   (UNAUDITED)


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

            --    RF and microwave devices

      o     Communications Equipment

            --    network access and transmission products

            --    communication timing and synchronization products

            --    communications test instruments

      Sales to customers in the electronic components segment, primarily to aerospace customers, defense contractors and industrial customers, were approximately 73.2% and 50.6% of our total net sales during the six months ended June 30, 2006 and 2005, respectively. Sales of communications equipment and related services, primarily to private customer premises and public carrier customers, were approximately 26.8% and 49.4% of our total net sales during the six months ended June 30, 2006 and 2005, respectively.

      Sales of our electronic components segment increased $5,546,000 (54.2%) for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Without the increase of sales of $2,342,000 by our new subsidiary, RO, which we acquired on September 1, 2005, our electronic components segment sales would have increased by $3,204,000 (14.9%) for the six months ended 2006 as compared to the same period in 2005, primarily due to increased sales of power supplies.

      We experienced a $1,480,000 (20.4%) decrease in sales in our communications equipment segment for the six months ended June 30, 2006. This decrease was primarily due to a low demand for our test equipment and timing systems by the major United States telecommunications companies, a delay in continued shipments on a long-term United States government infrastructure program due to customer technical issues, and delays in French military program orders for network access equipment.

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

      Revenues from services such as repairs and modifications are recognized when the service has been completed and invoiced. For repairs that involve shipment of a repaired product, we recognize repair revenues when the product is shipped back to the customer. Service revenues represented approximately 3.6% and 4.0% of net sales for the three and six month periods ending June 30, 2006, respectively.

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

   FOREIGN CURRENCY TRANSLATION

      We have foreign subsidiaries that together accounted for approximately 62.0% of our net revenues, 51.2% of our assets and 53.9% of our total liabilities as of and for the six months ended June 30, 2006. In preparing our consolidated financial statements, we are required to translate the financial statements of our foreign subsidiaries from the currencies in which they keep their accounting records into United States dollars. This process results in exchange gains and losses which, under relevant accounting guidance, are included either within our statement of operations or as a separate part of our net equity under the caption "accumulated other comprehensive income (loss)."

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

      Based on our assessment of the factors discussed above, we consider the functional currency of each of our international subsidiaries as each subsidiary's local currency. Accordingly, we had cumulative translation losses of $187,000 and $870,000 that were included as part of accumulated other comprehensive income within our balance sheets at June 30, 2006 and December 31, 2005, respectively. During the six months ended June 30, 2006 and 2005, we included translation adjustments of a gain of approximately $683,000 and a loss of $756,000, respectively, under accumulated other comprehensive income (loss).

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

      A $6,312,000 loan payable from EEL to EMRISE was outstanding as of June 30, 2006. This loan is expected to be outstanding indefinitely. Therefore, exchange rate losses and gains on this loan are recorded in cumulative translation gains or losses in the equity section of the balance sheet.

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

RESULTS OF OPERATIONS

      The table presented below, which compares our results of operations for the three months ended June 30, 2006 to our results of operations for the three months ended June 30, 2005, presents the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net sales. The columns present the following:

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


      THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

                                                                                                  RESULTS AS A PERCENTAGE
                                                                                                    OF NET SALES FOR THE
                                           THREE MONTHS ENDED         DOLLAR      PERCENTAGES        THREE MONTHS ENDED
                                                 JUNE 30,            VARIANCE       VARIANCE              JUNE 30,
                                         ------------------------  ----------------------------  -------------------------
                                                         2005        FAVORABLE      FAVORABLE                     2005
                                            2006      (RESTATED)   (UNFAVORABLE)  (UNFAVORABLE)     2006       (RESTATED)
                                         ----------  ------------  -------------  -------------  ----------   ------------
                                                                         (IN THOUSANDS)
Net sales
  Electronic components                  $    7,920  $      6,421  $       1,499          23.3%       73.2%          64.5%
  Communications equipment                    2,897         3,541           (644)        (18.2%)      26.8%          35.5%
                                         ----------  ------------  -------------  -------------  ----------   ------------
  Total net sales                            10,817         9,962            855           8.6%      100.0%         100.0%
                                         ----------  ------------  -------------  -------------  ----------   ------------

Cost of sales
  Electronic components                       5,207         4,084         (1,123)        (27.5%)      48.1%          41.0%
  Communications equipment                    1,818         1,915             97           5.1%       16.8%          19.2%
                                         ----------  ------------  -------------  -------------  ----------   ------------
  Total cost of sales                         7,025         5,999         (1,026)        (17.1%)      64.9%          60.2%
                                         ----------  ------------  -------------  -------------  ----------   ------------

Gross profit
  Electronic components                       2,713         2,337            376          16.1%       25.1%          23.5%
  Communications equipment                    1,079         1,626           (547)        (33.6%)      10.0%          16.3%
                                         ----------  ------------  -------------  -------------  ----------   ------------
  Total gross profit                          3,792         3,963           (171)         (4.3%)      35.1%          39.8%
                                         ----------  ------------  -------------  -------------  ----------   ------------

Selling, general and administrative
  expenses                                    3,698         3,447           (251)          7.3%       34.2%          34.6%
Engineering and product development             892           604           (288)        (47.7%)       8.2%           6.1%
                                         ----------  ------------  -------------  -------------  ----------   ------------
Operating loss                                 (798)          (88)          (710)       (806.8%)      (7.4%)         (0.9%)
Interest expense                                (93)          (94)             1           1.1%       (0.9%)         (0.9%)
Interest income                                  21            37            (16)        (43.2%)       0.2%           0.4%
Other income and expense                        (44)          115           (159)       (138.3%)      (0.4%)          1.2%
                                         ----------  ------------  -------------  -------------  ----------   ------------
Loss before income tax expense                 (914)          (30)          (884)     (2,946.7%)      (8.4%)         (0.3%)
Income tax expense (benefit)                     96           (51)          (147)       (288.2%)       0.9%          (0.5%)
                                         ----------  ------------  -------------  -------------  ----------   ------------
Net income (loss)                        $   (1,010) $         21  $      (1,031)     (4,909.5%)      (9.3%)          0.2%
                                         ==========  ============  =============  =============  ==========   ============

      NET SALES. The $855,000 increase in total net sales resulted from the combination of a $1,499,000 increase in net sales of our electronic components and a $644,000 decrease in net sales of our communications equipment products and services.

      ELECTRONIC COMPONENTS. The increase in net sales of our electronic components segment resulted primarily from $1,103,000 of power supply sales from RO, which we acquired on September 1, 2005, and an increase in sales of power supplies of $274,000 at XPS, due to some key contracts being pulled forward. We also experienced a decrease in sales of switches from Emrise Electronics' Digitran Division of $163,000, or 8.7%, to $1,712,000 from $1,875,000 in the prior year period, due to lower volume. Excluding the increased sales contributed by RO, our net sales for this segment would have been $6,817,000 which represents a $396,000 (6.2%) increase over net sales of $6,421,000 for the three months ended June 30, 2005. This increase was caused by the increase in sales of power supplies of $673,000 partially offset by a small decrease in switch sales.

      COMMUNICATIONS EQUIPMENT. The decrease in sales of our communication equipment segment was largely due to a $354,000 (60.9%) decrease in net sales of test equipment to $227,000 as compared to $581,000 in the prior period attributable to a delay in expected orders from a government refurbishment project. We also incurred a $368,000 (47.8%) decrease in sales of synchronous timing systems to $402,000 from $770,000 in the prior year due to stronger competitive products. CXR-AJ experienced a $28,000 reduction in net sales of network access products. Sales of U.S.-based network access system products by CXR Larus improved by $80,000 to $694,000 as compared to $614,000 in the prior year period. We anticipated that sales of our communications test equipment will be less in 2006 than in 2005. However, we anticipate that sales of our network access products, both in France and more importantly in the United States, will grow as new sales channels and our stronger marketing presence becomes effective and we work to utilize our two new United States-based distributors we established relationships with during the first quarter of 2006.

      GROSS PROFIT. The decrease in gross profit as a percentage of total net sales and the dollar decrease in total gross profit resulted from an increase in gross profit in our electronic components segment that was offset by a decrease in gross profit in our communications equipment segment.

      ELECTRONIC COMPONENTS. The increase in gross profit for our electronic components segment was primarily due to contributions from RO, which amounted to $263,000 of the increase. In addition, gross profit from our other power supply operations in the U.K. increased $199,000 (15.0%) to $1,525,000 as compared to $1,326,000 in the prior year period due to increased sales volume. Gross profit from Digitran decreased slightly by $98,000 to $740,000 from $838,000 in the prior year due to product mix.

      COMMUNICATIONS EQUIPMENT. The decrease in gross profit for our communications equipment segment was primarily due to $239,000 (82.1%) decrease in gross profit from test instruments produced by CXR Larus to $52,000 from $291,000 in the prior year due to lower sales. We also experienced a reduction of $209,000 (30.5%) in gross profit of CXR-AJ network access products to $477,000 from $686,000 in the prior year period due to product mix. Also, the gross margins of CXR Larus synchronous timing devises and network access products decreased $239,000 (30.3%) to $549,000 from $788,000 in the prior period due to lower per-unit overhead absorption due to lower volume.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The increase in selling, general and administrative expenses was primarily due to:

   o an $87,000 (6.8%) decrease in other selling and marketing expenses primarily due to the decrease of $159,000 (39.0%) of selling expenses, excluding commissions at CXR Larus to $249,000 as compared to $408,000 in the prior year period due to reorganizing the marketing and selling functions, offset by a $72,000 increase in such expenses in our electronic components segment, primarily due to inclusion of RO's marketing and selling expenses of $129,000, offset with a $45,000 reduction in such expense of U.K. produced power supplies;

   o a $348,000 (17.8%) increase in administrative expenses, primarily due to the inclusion of $132,000 of administrative costs for RO and a $162,000 increase in corporate legal and auditing expenses; and

   o $133,000 of expenses related to our investigation of an accounting matter resulting in the subsequent reaudit of 2003, 2004 and 2005 and the restatement of 2004 and 2005 financial statements.

      We anticipate that selling, general and administrative expenses for the remainder of 2006 will remain at levels higher than those we experienced during 2005 due to the RO acquisitions, increased investments in new products, sales and marketing expenses for our new low profile rotary and digital switches, increased activity in searching for and analyzing potential acquisitions, expansion of our investor relations program and increased corporate governance activities in response to the Sarbanes-Oxley Act of 2002 and recently adopted rules and regulations of the Securities and Exchange Commission.

      ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses consist primarily of engineering and product development activities. The increase in these expenses resulted primarily from a $338,000 (228.4%) increase in the development of an improved satellite synchronous timing device and the inclusion of $84,000 engineering costs at RO. These increases were partially offset with a reduction in engineering expenses of test equipment, switches and power supplies of $36,000, $41,000 and $40,000, respectively. We expect this higher level of expense to continue throughout 2006 as we continue to develop our new satellite synchronous timing device, our new family of rotary switches and pursue long-term opportunities in the timing and synchronization market.

      INTEREST EXPENSE, NET. Interest expense stayed constant at $93,000. Our interest income declined due to the use of cash for the acquisition of Pascall on March 18, 2005 and the acquisition of RO on September 1, 2005.

      INCOME TAX EXPENSE. We recorded $70,000 of foreign income tax and $26,000 of state income and franchise tax. We did not record any U.S. federal income tax as we incurred a taxable loss from U.S. sources and have net operating loss carryover available.

      NET INCOME. A significant contributing factor to our net loss was our investment in heavy product development at CXR Larus, a decline in timing system and test instrument sales, and lower gross margins experienced by CXR-AJ.


      SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005 (RESTATED)

                                                                                                  RESULTS AS A PERCENTAGE
                                                                                                    OF NET SALES FOR THE
                                             SIX MONTHS ENDED         DOLLAR      PERCENTAGES         SIX MONTHS ENDED
                                                 JUNE 30,            VARIANCE       VARIANCE              JUNE 30,
                                         ------------------------  ----------------------------  -------------------------
                                                         2005        FAVORABLE      FAVORABLE                     2005
                                            2006      (RESTATED)   (UNFAVORABLE)  (UNFAVORABLE)     2006       (RESTATED)
                                         ----------  ------------  -------------  -------------  ----------   ------------
                                                                         (IN THOUSANDS)
Net sales
  Electronic components                  $   15,773  $     10,227  $       5,546          54.2%       73.2%          58.5%
  Communications equipment                    5,778         7,258         (1,480)        (20.4%)      26.8%          41.5%
                                         ----------  ------------  -------------  -------------  ----------   ------------
  Total net sales                            21,551        17,485          4,066          23.3%      100.0%         100.0%
                                         ----------  ------------  -------------  -------------  ----------   ------------

Cost of sales
  Electronic components                       9,994         6,451         (3,543)        (54.9%)      46.4%          36.9%
  Communications equipment                    3,381         3,793            412          10.9%       15.7%          21.7%
                                         ----------  ------------  -------------  -------------  ----------   ------------
  Total cost of sales                        13,375        10,244         (3,131)        (30.6%)      62.1%          58.6%
                                         ----------  ------------  -------------  -------------  ----------   ------------

Gross profit
  Electronic components                       5,779         3,776          2,003          53.0%       26.8%          21.6%
  Communications equipment                    2,397         3,465         (1,068)        (30.8%)      11.1%          19.8%
                                         ----------  ------------  -------------  -------------  ----------   ------------
  Total gross profit                          8,176         7,241            935          12.9%       37.9%          41.4%
                                         ----------  ------------  -------------  -------------  ----------   ------------

Selling, general and administrative
   expenses                                   7,465         6,291         (1,174)        (18.7%)      34.6%          36.0%
Engineering and product development           1,614         1,136           (478)        (42.1%)       7.5%           6.5%
                                         ----------  ------------  -------------  -------------  ----------   ------------
Operating loss                                 (903)         (186)          (717)       (385.5%)      (4.2%)         (1.1%)
Interest expense                               (217)         (196)           (21)         10.7%       (1.0%)         (1.1%)
Interest income                                  46           109            (63)        (57.8%)       0.2%           0.6%
Other income and expense                        (36)          112           (148)       (132.1%)      (0.2%)          0.6%
                                         ----------  ------------  -------------  -------------  ----------   ------------
Loss before income tax expense               (1,110)         (161)          (949)       (589.4%)      (5.2%)         (0.9%)
Income tax expense                              222            15           (207)     (1,380.0%)      (1.0%)          0.1%
                                         ----------  ------------  -------------  -------------  ----------   ------------
Net loss                                 $   (1,332) $       (176) $      (1,156)       (656.8%)      (6.2%)         (1.0%)
                                         ==========  ============  =============  =============  ==========   ============

      NET SALES. The $4,066,000 increase in total net sales resulted from the combination of a $5,5469,000 increase in net sales of our electronic components and a $1,480,000 decrease in net sales of our communications equipment products and services.

      ELECTRONIC COMPONENTS. The increase in net sales of our electronic components segment was attributable to, among other things, $6,825,000 in sales of Pascall power supplies and RF components and $2,342,000 in sales of RO power supplies. Because Pascall was acquired on March 18, 2005, sales attributable to Pascall during the first quarter of 2005 were negligible. We acquired RO on September 1, 2005 and, as a result, we did not report any RO sales in the first quarter of 2005. We also experienced an increase in sales of switches produced by Emrise Electronics' Digitran Division of $174,000, or 5.2%, to $3,522,000 from $3,348,000 in the prior year period due to increased volume. Excluding the increased sales contributed by Pascall and RO, our net sales for this segment would have been $11,368,000 which represents a $1,141,000 (11.2%) increase over net sales of $10,227,000 for the six months ended June 30, 2005. This increase was caused by an increase in switch and power supply sales by XPS.

      COMMUNICATIONS EQUIPMENT. The decrease in sales of our communication equipment segment was primarily due to an $888,000 (68.1%) decrease in net sales of test equipment to $416,000 as compared to $1,304,000 in the prior period due to a delay in expected orders from a government refurbishment project. We also incurred a $250,000 (6.1%) decrease in sales of network access equipment to $3,879,000 from $4,129,000 in the prior year period. This decrease consisted of a $137,000 decrease in net sales of network access products by CXR Larus due to lower volume. CXR-AJ experienced a $113,000 reduction in net sales of network access products. We also experienced a decrease in sales of synchronous timing products of $340,000 (30.4%) to $780,000 as compared to $1,120,000 in the prior year period due to lower volume.

      GROSS PROFIT. The decrease in gross profit as a percentage of total net sales and the dollar increase in total gross profit resulted from an increase in gross profit of $2,003,000 in our electronic components segment that was partially offset by a decrease in gross profit of $1,068,000 in our communications equipment segment.

      ELECTRONIC COMPONENTS. The increase in gross profit for our electronic components segment was primarily due to contributions from Pascall and RO, which amounted to $1,181,000 and $653,000, respectively, of the increase. In addition, gross profit from Digitran, which produces digital and rotary switches, increased $233,000 (15.7%) to $1,713,000 as compared to $1,480,000 in the prior year period due to favorable product mix. Gross profit from XPS's power supply and RF operations decreased slightly by $43,000 to $892,000 from $935,000 in the prior year period due to product mix.

      COMMUNICATIONS EQUIPMENT. The decrease in gross profit for our communications equipment segment was primarily due to a $720,000 (85.7%) decrease in gross profit from test instruments produced by CXR Larus to $120,000 from $840,000 in the prior year period due to lower sales. We also experienced a reduction of $370,000 (28.5%) in gross profit of CXR-AJ network access products to $930,000 from $1,300,000 in the prior year period due to product mix. Our gross profit of CXR Larus synchronous timing devices and network access products increased by $22,000 (1.7%) to $1,347,000 as compared to $1,621,000 in the prior year period despite a $319,000 reduction in sales due to higher gross margins.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The increase in selling, general and administrative expenses was primarily due to:

   o a $44,000 (11.5%) increase in sales commissions to $127,000, primarily due to the inclusion of Pascall and RO sales commissions, partially offset by a reduction of $73,000 of sales commissions due to lower test instrument sales;

   o a $211,000 (17.5%) increase in other selling and marketing expenses, primarily due to the increase and inclusion of Pascall and RO selling expenses of $253,000 and $203,000, respectively, offset by a $199,000 reduction in such expenses in our communication equipment segment, especially at CXR Larus due to staff reductions from a reorganization of the sales and market functions;

   o an $801,000 (22.4%) increase in administrative expenses primarily due to the inclusion of $357,000 and $259,000 of administrative costs for Pascall and RO, respectively, an increase of $154,000 in corporate legal and auditing expenses and $58,000 in stock option expenses. These increases were partially offset by a $256,000 reduction in administrative expenses in our communication equipment segment due to layoffs and consolidation of our test equipment business;

   o an approximate $200,000 increase due to the revised estimate of a liability for a deferred compensation arrangement and other miscellaneous matters; and

   o $133,000 for the investigation leading to the subsequent reaudit of 2003, 2004 and 2005 financial statements and the reissuance of 2004 and 2005 financial statements.

      ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses consist primarily of engineering and product development activities. The increase in these expenses resulted primarily from the increase and inclusion of $97,000 and $187,000 in expenses attributable to Pascall and RO, respectively. Also, engineering expenses increased by $329,000 (97.6%) at CXR Larus for the development of a new synchronous timing device. The increases were partially offset by a reduction in engineering expenses of $54,000 to $227,000 from $281,000 in the prior year period for rotary switch development.

      INTEREST EXPENSE, NET. Interest expense increased due to increased loan balances at our U.K. operations. Our interest income declined due to the use of cash for the acquisitions of Pascall and RO.

      INCOME TAX EXPENSE. Income tax expense of $222,000 consisted of $151,000 of foreign income tax applicable to our foreign source earnings and $71,000 state income and franchise taxes. No U.S. federal taxes were recorded as we had no U.S. source taxable income and have net operating loss carryover available.

      NET INCOME. The increase in net loss was a result of lower sales of test instruments and synchronous timing devices at CXR Larus combined with the costs associated with CXR Larus' engineering program to develop a new and substantially improved timing device by the end of the third quarter. Also contributing to the loss were lower gross margins at CXR-AJ and increased corporate legal and accounting costs. These negatives were partially offset with robust business at our power supply and RF business units in the U.K. and an improved operating profit for switches as well as power supplies and RF components.

LIQUIDITY AND CAPITAL RESOURCES

      During the six months ended June 30, 2006, we funded our operations primarily through revenue generated from our operations and through our existing and previous lines of credit with Wells Fargo Bank, N.A. and various foreign banks. During the six months ended June 30, 2006, we continued to rely on our foreign credit facilities. In addition, we raised approximately $16,060,000 in net proceeds through a private placement of equity securities in January 2005 as described below to support our acquisition program. As of June 30, 2006, we had working capital of $12,651,000, as compared to $12,958,000 at December 31, 2005. At June 30, 2006 and December 31, 2005, we had accumulated deficits of $16,450,000 and $15,118,000, respectively, and cash and cash equivalents of $2,204,000 and $4,371,000, respectively.

      Accounts receivable decreased $2,206,000 (23.4%) during the first six months of 2006 from $9,413,000 as of December 31, 2005 to $7,207,000 as of June 30, 2005 due to lower sales. Days sales outstanding, which is a measure of our average accounts receivable collection period, decreased from 61 days for 2005 to 68 days for the first six months of 2006. Our customers include many Fortune 100 companies in the United States and similarly large companies in Europe and Asia. Because of the financial strength of our customer base, we incur few bad debts.

      Inventory balances increased $1,259,000 (12.3%) during the first six months of 2006, from $10,277,000 at December 31, 2005 to $11,547,000 at June 30,
2006. Inventory represented 27.4% and 23.1% of our total assets as of June 30, 2006 and December 31, 2005, respectively. Inventory turnover, which is a ratio that indicates how many times our inventory is sold and replaced over a specified period, decreased to 2.5 times for the first six months of 2006 as compared to 2.8 times for the same period in 2005.

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

      Cash used in our operating activities totaled $660,000 for the first six months of 2006 as compared to cash used in operating activities of $325,000 for the prior year period. This $335,000 decrease in operating cash flows primarily resulted from an increase in inventories.

      Cash used in our investing activities totaled $156,000 for the first six months of 2006 as compared to $9,776,000 for the first six months of 2005. Included in the results for 2005 are net cash of $9,627,000 used to acquire Pascall, including acquisition costs.

      Cash used in our financing activities totaled $1,733,000 for the first six months of 2006 as compared to $16,211,000 of cash provided by our financing activities for the first six months of 2005. The change is primarily due to the net proceeds from the issuance of common stock in the January 2005 private placement.

      Outstanding borrowings under our revolving lines of credit were as follows:

                                                  June 30,     December 31,
                                                    2006           2005
                                                ------------   ------------
Line of credit with a U.S. commercial lender    $         --   $         --
Lines of credit with foreign banks                 1,550,000      3,283,000
                                                ------------   ------------
                                                $  1,550,000   $  3,283,000
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

      As of June 30, 2006, we had no outstanding balance owing under the revolving credit line, and we had $3,000,000 of availability on the non-formula based portion of the credit line. As of June 30, 2006, we were in compliance with each of the covenants of the credit facility. The credit facility also provides for a term loan of $150,000 secured by equipment, amortizable over 36 months at a variable rate equal to the prime rate plus 1.5%. The term loan portion of the facility had a balance of $50,000 at June 30, 2006.

      As of June 30, 2006, we had approximately $142,000 of capital leases outstanding, which amount is included in long term debt in the accompanying condensed consolidated financial statements.

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

      As of June 30, 2006, our foreign subsidiaries had credit facilities, including lines of credit and term loans, with Lloyds TSB Bank PLC ("Lloyds TSB") and Lloyds TSB Commercial Finance Limited ("Lloyds") in England, IFN Finance, a subsidiary of ABN AMRO Holdings, N.V., Banc National de Paris, Societe Generale in France, and Sogelease and Johnan Shinkin Bank in Japan. At June 30, 2006, the balances outstanding under our United Kingdom, France and Japan credit facilities were $1,486,000, $773,000 and $24,000, respectively.

      On July 8, 2005, XPS and Pascall obtained a 24-month credit facility with Lloyds, which facility expires July 31, 2007. At the same time, the credit facility of Venture Finance PLC, a subsidiary of ABN AMRO Holdings, N.V., was terminated and paid off. The Lloyds facility provides a revolving loan secured by receivables, with a maximum availability of 2,100,000 British pounds sterling (equivalent of U.S. $3,813,000 based on the exchange rate in effect on June 30, 2006). The annual interest rate on the revolving loan is 1.5% above the Lloyds TSB base rate. The Lloyds TSB base rate was 4.5% at June 30, 2006. The financial covenants include a 50% cap on combined export gross sales of XPS and Pascall and days sales outstanding of less than 65 days, and the funding balance is capped at 125% of XPS and Pascall combined gross sales. As of June 30, 2006, the revolving loan had an outstanding balance of $809,000.

      On August 26, 2005, XPS entered into an agreement with Lloyds for an unsecured cashflow loan of 300,000 British pounds sterling (equivalent of U.S. $545,000 based on the exchange rate in effect on June 30, 2006 payable over 12 months). The loan is structured as an overadvance on the previously negotiated 2,100,000 British pounds sterling revolving loan with Lloyds, bringing the maximum aggregate commitment on the revolving loan to 2,400,000 British pounds sterling (equivalent of U.S. $4,358,000 based on the exchange rate in effect on June 30, 2006). As of June 30, 2006, the total outstanding balance was $1,486,000 and is included in borrowings under lines of credit in the accompanying financial statements.

      The unsecured cashflow loan of 300,000 British pounds sterling is payable at a rate of 25,000 British pounds sterling per month, the first payment falling due one month after initial drawdown on the revolving loan. The interest rate is variable and is adjusted monthly based on the base rate of Lloyds TSB plus 1.9%. The Lloyds TSB base rate at June 30, 2006 was 4.5%. Lloyds TSB has sole discretion to switch the details on this overadvance account if Lloyds determines that the Company will have difficulty in meeting the specific reductions in the overadvance account.

      On August 26, 2005, EEL entered into an agreement with Lloyds TSB for an unsecured term loan for 500,000 British pounds sterling (equivalent to U.S. $870,000 based on the exchange rate in effect on June 30, 2006). This loan is repayable in 36 consecutive monthly installments of principal and interest. The interest rate is variable and is adjusted daily based on the Lloyds TSB base rate plus 2.5%. The Lloyds TSB base rate at June 30, 2006 was 4.5%. The loan also includes financial covenants. EEL must maintain consolidated profit before taxation and interest paid and payable of no less than 500% of the consolidated interest paid and payable. Additionally, EEL must maintain consolidated profit before taxation, depreciation, amortization of goodwill and other intangibles and interest paid and payable of no less than 300% of the consolidated principal repayments and the consolidated interest paid and payable. As of September 30, 2006, the term loan had an outstanding balance of $677,000.

      In the event of a default, Lloyds TSB may make the loan, including any outstanding principal and interest which has accrued, repayable on demand. If any amount payable is not paid when due, EEL shall pay an increased interest rate per annum equal to 3% above the rate of interest in effect from time to time under the note.

      In April 2003, CXR-AJ obtained a credit facility from IFN Finance, a subsidiary of ABN AMRO N.V. This credit facility is for a maximum of $1,449,000 based on the exchange rate in effect at June 30, 2006 for the conversion of euros into United States dollars. CXR-AJ also had $66,000 of cash credit lines with several other banks and $32,000 of term loans with another French bank outstanding as of March 31, 2006. The IFN Finance facility is secured by accounts receivable and carries an annual interest rate of 1.6% above the French "T4M" rate. At June 30, 2006, the French T4M rate was 2.6943%, and this facility had a balance of $665,000. This facility has no financial performance covenants.

      XCEL Japan Ltd., or XJL, obtained a term loan on November 29, 2002 from Johnan Shinkin Bank. The loan is amortized over five years, carries an annual fixed interest rate of 3.25% and is secured by the assets of XJL. The balances of the loan as of June 30, 2006 were $24,000 as of June 30, 2006 for the conversion of Japanese Yen into U.S. Dollars, using the exchange rate in effect. There are no financial performance covenants applicable to this loan.

      Our backlog was $24,896,000 as of June 30, 2006 as compared to $16,673,000 as of June 30, 2005. The increase in backlog of $8,223,000 was primarily due to the increase of $6,158,000 of backlog for XPS in the U.K., $1,401,000 for Pascall in the U.K., and $989,000 for RO, which was acquired in September 2005. Our backlog as of June 30, 2006 was 96.2% related to our electronic components business, which business tends to provide us with long lead-times for our manufacturing processes due to the custom nature of the products, and 3.8% related to our communications equipment business, which business tends to deliver standard products from stock as orders are received. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

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

      We included in our amended annual report on Form 10-K for the year ended December 31, 2005 a contractual obligations table that outlines payments due from us or our subsidiaries under our lines of credit and other significant contractual obligations through 2010, exclusive of interest. During the six months ended June 30, 2006, no material changes in this information occurred outside the ordinary course of business.

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

      A substantial portion of our notes payable and long-term debt have variable interest rates based on the prime interest rate and/or the lender's base rate, which exposes us to risk of earnings loss due to changes in such interest rates. Our amended annual report on Form 10-K for the year ended December 31, 2005 contains information about our debt obligations that are sensitive to changes in interest rates under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk." There were no material changes in those market risks during the six months ended June 30, 2006.

ITEM 4.  CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      We conducted an evaluation, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2006, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Acting Chief Financial Officer has concluded that as of June 30, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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