Form 10-Q
period 2006-09-30
Emrise CORP
filed 2007-01-19
CIK 854852

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended SEPTEMBER 30, 2006

                                       or

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes | | No |X|

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange
Act):Large Accelerated Filer | | Accelerated Filer | | Non-Accelerated Filed |X|

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes | | No |X|

     As of January 17, 2007, there were 38,081,750 shares of the issuer's common stock, $0.0033 par value, outstanding.

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS............................................    F-1

         Condensed Consolidated Balance Sheets as of September 30, 2006
             (unaudited) and December 31, 2005...........................    F-1

         Condensed Consolidated Statements of Operations for the Three
             and Nine Months Ended September 30, 2006 and 2005 (restated)
             (unaudited).................................................    F-2

         Condensed Consolidated Statements of Comprehensive Income for
             the Three and Nine Months Ended September 30, 2006 and 2005
             (restated) (unaudited)......................................    F-3

         Condensed Consolidated Statements of Stockholders' Equity for
             the Nine Months Ended September 30, 2006 (unaudited)........    F-4

         Condensed Consolidated Statements of Cash Flows for the Nine
             Months Ended September 30, 2006 and 2005 (restated)
             (unaudited).................................................    F-5

         Notes to Condensed Consolidated Financial Statements (restated)
             (unaudited).................................................    F-6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.............................      2

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK.....................................................     22

ITEM 4.  CONTROLS AND PROCEDURES.........................................     22

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS...............................................     25

ITEM 1A. RISK FACTORS....................................................     25

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.....     25

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................     25

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............     25

ITEM 5.  OTHER INFORMATION...............................................     25

ITEM 6.  EXHIBITS........................................................     26

SIGNATURES    ...........................................................     27


                                          PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                                        EMRISE CORPORATION AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                  AS OF SEPTEMBER 30, 2006 AND DECEMBER 31, 2005
                                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                  September 30,     December 31,
ASSETS                                                                                2006              2005
                                                                                 ---------------   --------------
                                                                                  (unaudited)
Current assets:
   Cash and cash equivalents                                                     $         2,746   $        4,371
   Accounts receivable, net                                                                8,576            9,413
   Inventories, net                                                                       11,232           10,277
   Deferred income taxes                                                                   1,473            1,386
   Prepaid and other current assets                                                          809              536
                                                                                 ---------------   --------------
Total current assets                                                                      24,836           25,983
Property, plant and equipment, net                                                         1,998            2,073
Goodwill                                                                                  12,321           12,066
Intangible assets other than goodwill, net of accumulated
   amortization of $646 and $350, respectively                                             3,642            3,709
Other assets                                                                                 501              630
                                                                                 ---------------   --------------
                                                                                 $        43,298   $       44,461
                                                                                 ===============   ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Borrowings under lines of credit                                              $         2,625   $        3,283
   Current portion of long-term debt                                                         481              504
   Notes payable to stockholders, current portion                                            500              500
   Accounts payable                                                                        3,864            4,949
   Income taxes payable                                                                      400              218
   Accrued expenses                                                                        4,958            3,571
Total current liabilities                                                                 12,828           13,025
Long-term debt, less current portion                                                         509              742
Notes payable to stockholders, less current portion                                        1,375            1,750
Deferred income taxes                                                                      1,108            1,108
Other liabilities                                                                          1,025              823
Total liabilities                                                                         16,845           17,448

Commitments and contingencies (Notes 8 and 14)

Stockholders' equity:
   Common stock, $0.0033 par value. Authorized 150,000,000 shares;
     issued and outstanding 38,082,000 and 37,550,000, respectively                          126              124
   Additional paid-in capital                                                             43,371           42,877
   Accumulated deficit                                                                   (17,166)         (15,118)
   Accumulated other comprehensive income (loss)                                             122             (870)
Total stockholders' equity                                                                26,453           27,013
                                                                                 ---------------   --------------
                                                                                 $        43,298   $       44,461
                                                                                 ===============   ==============


                      See accompanying notes to condensed consolidated financial statements.




                                       EMRISE CORPORATION AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (RESTATED)
                                                   (UNAUDITED)
                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                     Three Months Ended                   Nine Months Ended
                                                        September 30,                       September 30,
                                                ---------------------------         ----------------------------
                                                                                                       2005
                                                    2006           2005                 2006       (restated)(1)
                                                ------------   ------------         ------------   -------------
Net sales                                       $     12,177   $     11,177         $     33,728   $      28,662
Cost of sales                                          7,499          6,311               20,874          16,555
                                                ------------   ------------         ------------   -------------
Gross profit                                           4,678          4,866               12,854          12,107
Operating expenses:
   Selling, general and administrative                 4,180          3,292               11,645           9,583
   Engineering and product development                   796            600                2,410           1,736
                                                ------------   ------------         ------------   -------------
Income (loss) from operations                           (298)           974               (1,201)            788
Other income (expense):
   Interest expense                                     (124)          (106)                (341)           (302)
   Interest income                                        13             27                   59             136
   Other income (expense)                               (158)           (91)                (194)             21
                                                ------------   ------------         ------------   -------------
Income (loss) before income taxes                       (567)           804               (1,677)            643
Income tax expense (benefit)                             149            (12)                 371               3
                                                ------------   ------------         ------------   -------------
Net income (loss)                               $       (716)  $        816         $     (2,048)  $         640
                                                ============   ============         ============   =============
Basic income (loss) per share                   $      (0.02)  $       0.02         $      (0.05)  $        0.02
                                                ============   ============         ============   =============
Diluted income (loss) per share                 $      (0.02)  $       0.02         $      (0.05)  $        0.02
                                                ============   ============         ============   =============

------------------
(1)   See Notes to Condensed Consolidated Financial Statements--"Note 2--Restatement of Quarterly Financial
      Statements."

                      See accompanying notes to condensed consolidated financial statements.




                                        EMRISE CORPORATION AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                        THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (RESTATED)
                                                    (UNAUDITED)
                                                  (IN THOUSANDS)


                                                     Three Months Ended                   Nine Months Ended
                                                        September 30,                       September 30,
                                                ---------------------------         ----------------------------
                                                                                                       2005
                                                    2006           2005                 2006       (restated)(1)
                                                ------------   ------------         ------------   -------------
Net income (loss)                               $       (716)  $        816         $     (2,048)  $         640
Other comprehensive loss:
   Foreign currency translation adjustment               310             (6)                 992            (762)
                                                ------------   ------------         ------------   -------------
Comprehensive income (loss)                     $       (406)  $        810         $     (1,056)  $        (122)
                                                ============   ============         ============   =============

------------------
(1)   See Notes to Condensed Consolidated Financial Statements--"Note 2--Restatement of Quarterly Financial
      Statements."


                      See accompanying notes to condensed consolidated financial statements.





                                          EMRISE CORPORATION AND SUBSIDIARIES
                                         NINE MONTHS ENDED SEPTEMBER 30, 2006
                               CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                      (UNAUDITED)
                                                    (IN THOUSANDS)


                                                                                           Accumulated
                                      Common Stock          Additional                        Other
                                -----------------------      Paid-In      Accumulated     Comprehensive
                                  Shares       Amount        Capital        Deficit       Income (Loss)       Total
                                ----------   ----------    -----------    -----------    ---------------    ---------
Balance at December 31, 2005        37,550   $      124    $    42,877    $   (15,118)   $          (870)   $  27,013
Stock option exercises                 181            1             97             --                 --           98
Warrant exercises                      351            1            287             --                 --          288
Stock option issuance expense           --           --             95             --                 --           95
Warrants issued for services            --           --             15             --                 --           15
Comprehensive loss                      --           --             --         (2,048)               992       (1,056)
                                                           -----------    -----------    ---------------    ---------
Balance at September 30, 2006       38,082   $      126    $    43,371    $   (17,166)   $           122    $  26,453
                                ==========   ==========    ===========    ===========    ===============    =========


                        See accompanying notes to condensed consolidated financial statements.





                                        EMRISE CORPORATION AND SUBSIDIARIES
                              NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (RESTATED)
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)
                                                   (IN THOUSANDS)


                                                                                             Nine Months
                                                                                         Ended September 30,
                                                                                  --------------------------------
                                                                                                         2005
                                                                                      2006           (restated)(1)
                                                                                  ------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                          $     (2,048)      $         640
   Adjustments to reconcile net income (loss) to cash used in operating activities:
       Depreciation and amortization                                                       878                 596
       Provision for inventory obsolescence                                              1,163               1,090
       Deferred taxes                                                                      (87)               (663)
       Stock option expense                                                                 95                  --
       Warrants issued for services                                                         15                  22
   Changes in operating assets and liabilities net of businesses acquired:
     Accounts receivable                                                                   820                 956
     Inventories                                                                        (2,313)               (160)
     Prepaid and other assets                                                             (144)                198
     Accounts payable and accrued expenses                                                 686              (3,831)
                                                                                  ------------       -------------
Cash used in operating activities                                                         (935)             (1,152)
                                                                                  ------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net purchases of property, plant and equipment                                         (413)               (267)
   Cash paid for acquisition of Pascall, net of cash acquired                               --              (9,509)
   Cash paid for acquisition of RO, net of cash acquired                                    --              (4,605)
   Disposal of property, plant and equipment                                                52                  --
                                                                                  ------------       -------------
Cash used in investing activities                                                         (361)            (14,381)
                                                                                  ------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net repayments of current notes payable                                                (658)              2,636
   Repayments of long-term debt                                                           (256)               (882)
   Proceeds from long-term debt                                                             --               1,052
   Proceeds from issuance common stock offering                                             --              16,059
   Payments of notes to stockholders                                                      (375)               (374)
   Proceeds from exercise of stock options and warrants                                    385                  50
                                                                                  ------------       -------------
Cash provided by (used in) financing activities                                           (904)             18,541
                                                                                  ------------       -------------
Effect of exchange rate changes on cash                                                    575                (667)
                                                                                  ------------       -------------
Net increase (decrease) in cash and cash equivalents                                    (1,625)              2,341
Cash and cash equivalents at beginning of period                                         4,371               1,057
                                                                                  ------------       -------------
Cash and cash equivalents at end of period                                        $      2,746       $       3,398
                                                                                  ============       =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                                     $        314       $         354
                                                                                  ============       =============
     Income taxes                                                                 $         77       $          89
                                                                                  ============       =============

------------------
(1)   See Notes to Condensed Consolidated Financial Statements--"Note 2--Restatement of Quarterly Financial
      Statements."

                        See accompanying notes to condensed consolidated financial statements.

                                                          F-5


                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2006 AND 2005 (RESTATED)
                                   (UNAUDITED)


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

      The unaudited condensed consolidated financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of September 30, 2006 and the results of operations and cash flows for the related interim periods ended September 30, 2006 and 2005. However, these results are not necessarily indicative of results for any other interim period or for the year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements included in its amended annual report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on December 15, 2006.

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

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2006 AND 2005 (RESTATED)
                                   (UNAUDITED)


      Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment," and related interpretations, using the modified prospective transition method. Under that method, compensation cost recognized in the quarterly period ended September 30, 2006 includes: (a) compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.

      The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending September 30, 2006 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending September 30, 2006 for the expected option term.

      Prior to the adoption of SFAS No. 123(R), the Company presented any tax benefits from deductions resulting from the exercise of stock options within operating cash flows in its condensed consolidated statements of cash flow. SFAS No. 123(R) requires that the portion of benefits resulting from tax deductions in excess of recognized compensation (the "excess tax benefits") be presented as financing cash flows. There were no excess tax benefits for the three months ended September 30, 2006 and would have been presented as an operating cash inflow prior to the adoption SFAS No. 123(R) if there were any.

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

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2006 AND 2005 (RESTATED)
                                   (UNAUDITED)


   STOCK OPTIONS AS OF THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

      The following table summarizes stock options outstanding and changes during the quarterly period ended September 30, 2006:

                                                                   WEIGHTED
                                                  NUMBER OF        AVERAGE
                                                   SHARES       EXERCISE PRICE
                                                 ----------     --------------

Options outstanding at January 1, 2006            2,108,000     $         1.05
Granted                                              50,000     $         1.00
Exercised                                          (181,000)    $         0.54
Canceled or forfeited                                    --
                                                 ----------
Options outstanding at September 30, 2006         1,977,000     $         1.09
                                                 ==========

      Stock options outstanding and currently exercisable at September 30, 2006 are as follows:

                                               OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                               -----------------------------------------------------   --------------------------------
                                                WEIGHTED AVERAGE
                                 NUMBER OF         REMAINING            WEIGHTED         NUMBER OF         WEIGHTED
                                  OPTIONS       CONTRACTUAL LIFE        AVERAGE           OPTIONS          AVERAGE
RANGE OF EXERCISE PRICES        OUTSTANDING        (IN YEARS)        EXERCISE PRICE     EXERCISABLE     EXERCISE PRICE
------------------------       -------------   ------------------   ----------------   -------------   ----------------
$0.20 to $1.00                     1,186,000          6.04          $           0.56       1,090,000   $           0.53
$1.01 to $2.00                       780,000          9.13          $           1.87         705,000   $           1.92
$3.01 to $4.00                        11,000          0.38          $           3.13          11,000   $           3.13
                               -------------                                           -------------
                                   1,977,000          7.23          $           1.09       1,806,000   $           1.09
                               =============                                           =============

      Shares available for grant under the Plan as of September 30, 2006 were 365,000.

      The fair value of options granted during the three months ended September 30, 2006 was $39,000 at a weighted average per share fair value of $0.78. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions: no dividend yield; expected volatility of 87% in 2006, 88% to 92% in 2005, 92% to 107% in 2004 and 92% in
2003; risk-free interest rate of 3.0% to 4.25%; and average expected lives of seven years.

      As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company incurred $95,000 in compensation expense during the nine months ended September 30, 2006.

      Total estimated unrecognized compensation cost from unvested stock options as of September 30, 2006 was approximately $101,000, which is expected to be recognized over a weighted average period of approximately 15 months.

      The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of all options exercised during the nine month period ended September 30, 2006, was approximately $141,000. Cash received from stock options exercised during the nine month period ended September 30, 2006 was $98,000. No stock options were exercised during the three months ended September 30, 2006.

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2006 AND 2005 (RESTATED)
                                   (UNAUDITED)


   PRO-FORMA STOCK COMPENSATION EXPENSE FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

      For the quarterly period ended September 30, 2005, the Company applied the intrinsic value method of accounting for stock options as prescribed by APB No.
25. Since all options granted during the quarterly period ended September 30, 2005 had an exercise price equal to the closing market price of the underlying common stock on the grant date, no compensation expense was recognized. If compensation expense had been recognized based on the estimated fair value of each option granted in accordance with the provisions of SFAS No. 123, as amended, our net loss and net loss per share would have been reduced to the following pro-forma amounts (in thousands, except per share amounts):

                                                                                                Nine Months
                                                                         Three Months       Ended September 30,
                                                                      Ended September 30,          2005
                                                                             2005               (restated)
                                                                      -------------------   -------------------
   Net income as reported                                             $               816   $               640

   Deduct:  Stock-based compensation expense,
            determined under the fair value method                                    (49)                 (143)
                                                                      -------------------   -------------------

Net income, Pro forma                                                 $               767   $               497
                                                                      ===================   ===================

Net income per share -- basic, as reported                            $              0.02   $              0.02
                                                                      ===================   ===================

Net income per share -- diluted, as reported                          $              0.02   $              0.02
                                                                      ===================   ===================

Net income per share -- basic, pro forma                              $              0.02   $              0.01
                                                                      ===================   ===================

Net income per share --diluted, pro forma                             $              0.02   $              0.01
                                                                      ===================   ===================

      Pro-forma compensation expense under SFAS No. 123, among other computational differences, does not consider potential pre-vesting forfeitures. Because of these differences, the pro-forma stock compensation expense presented above for the prior quarterly period ended September 30, 2005 under SFAS No. 123 and the stock compensation expense recognized during the current quarterly period ended September 30, 2006 under SFAS 123(R) are not directly comparable. In accordance with the modified prospective transition method of SFAS 123(R), the prior comparative quarterly results have not been restated.

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2006 AND 2005 (RESTATED)
                                   (UNAUDITED)


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

                                         As Originally     Restatement
Nine Months Ended September 30, 2005       Reported        Adjustments     As Restated
------------------------------------    ---------------   -------------   -------------
                                             (in thousands, except per share data)
Net sales                               $        28,438   $         224   $      28,662
Cost of sales                                    16,497              58          16,555
Gross profit                                     11,941             166          12,107
Operating expenses                               11,306              13          11,319
Income from operations                              635             153             788
Net income                              $           487   $         153   $         640
Basic and diluted income per share      $          0.01   $          --   $        0.02

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2006 AND 2005 (RESTATED)
                                   (UNAUDITED)


(3)   EARNINGS (LOSS) PER SHARE

      The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                           Three Months                  Nine Months
                                                        Ended September 30,          Ended September 30,
                                                      -----------------------      -----------------------
                                                                                                   2005
                                                         2006         2005            2006      (restated)
                                                      ----------   ----------      ----------   ----------
NUMERATOR:
Net income (loss)                                     $     (716)  $      816      $   (2,048)  $      640
                                                      ----------   ----------      ----------   ----------

Income (loss) attributable to common stockholders     $     (716)  $      816      $   (2,048)  $      640
                                                      ==========   ==========      ==========   ==========

DENOMINATOR:
Weighted average number of common shares
outstanding during the period-basic                       38,082       37,456          37,947       37,163

Incremental shares from assumed conversions of
warrants and options                                          --        1,040              --        1,195
                                                      ----------   ----------      ----------   ----------

Adjusted weighted average number of outstanding
shares-diluted                                            38,082       38,496          37,947       38,358
                                                      ----------   ----------      ----------   ----------

Basic earnings (loss) per share                       $    (0.02)  $     0.02      $    (0.05)  $     0.02
                                                      ==========   ==========      ==========   ==========

Diluted earnings (loss) per share                     $    (0.02)  $     0.02      $    (0.05)  $     0.02
                                                      ==========   ==========      ==========   ==========

                                      F-11

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2006 AND 2005 (RESTATED)
                                   (UNAUDITED)


      The following table shows the common stock equivalents that were outstanding as of September 30, 2006 and 2005 but were not included in the computation of diluted earnings per share because the options' or warrants' exercise price was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive:

                                              Number of       Exercise Price
                                                Shares          Per Share
                                             -----------     ----------------
  Anti-dilutive common stock options:
    As of September 30, 2006                   1,200,000      $1.00 - $2.00
    As of September 30, 2005                      63,000      $1.55 - $3.44

  Anti-dilutive common stock warrants:
    As of September 30, 2006                   4,161,000      $1.30 - $2.00
    As of September 30, 2005                   3,886,000      $1.73 - $2.00


(4)   INVENTORIES

      Inventories are summarized as follows (in thousands), net of reserves of $5,016 and $4,160 as of September 30, 2006 and December 31, 2005, respectively:

                                              September 30,     December 31,
                                                  2006              2005
                                             --------------    --------------
  Raw materials                              $        4,785    $        4,668
  Work-in-process                                     3,677             2,716
  Finished goods                                      2,770             2,893
                                             --------------    --------------
                                             $       11,232    $       10,277
                                             ==============    ==============

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

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2006 AND 2005 (RESTATED)
                                   (UNAUDITED)


      The Company's reportable segments are comprised of operating entities offering the same or similar products to similar customers. Each segment is managed separately because each business has different customers and different design and manufacturing and marketing strategies.

      Each segment has business units or components as described in paragraph 30 of SFAS No. 142. Each component has discrete financial information and a management structure. Following is a description of the Company's segment and component structure as of September 30, 2006:

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

                        EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2006 AND 2005 (RESTATED)
                                   (UNAUDITED)


      There were no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the amounts disclosed in the Company's audited consolidated financial statements included in its amended annual report on Form 10-K. Selected financial data for each of the Company's operating segments is shown below (in thousands):

                                                                Three Months                          Nine Months
                                              Three Months         Ended            Nine Months         Ended
                                                 Ended          September 30,         Ended          September 30,
                                              September 30,         2005           September 30,         2005
                                                  2006           (restated)            2006           (restated)
                                             --------------    --------------     --------------    --------------
 SALES TO EXTERNAL CUSTOMERS:
      Electronic Components                  $        8,552    $        7,262     $       24,325    $       17,488
      Communications Equipment                        3,625             3,915              9,403            11,174
                                             --------------    --------------     --------------    --------------
      Total                                  $       12,177    $       11,177     $       33,728    $       28,662
                                             ==============    ==============     ==============    ==============

 INTEREST EXPENSE
      Electronic components                  $           43    $           38     $          142    $           95
      Communications equipment                           81                68                199               207
                                             --------------    --------------     --------------    --------------
      Total                                  $          124    $          106     $          341    $          302
                                             ==============    ==============     ==============    ==============

 DEPRECIATION AND AMORTIZATION
      Electronic components                  $          235    $          161     $          625    $          372
      Communications equipment                           55                49                127               183
                                             --------------    --------------     --------------    --------------
      Total                                  $          290    $          210     $          752    $          555
                                             ==============    ==============     ==============    ==============

 SEGMENT INCOME (LOSS) BEFORE TAX
      Electronic components                  $          810    $        1,246     $        2,366    $        2,423
      Communications equipment                          (82)              233               (959)               96
                                             --------------    --------------     --------------    --------------
      Total                                  $          728             1,479     $        1,407    $        2,519
                                             ==============    ==============     ==============    ==============


                                              September 30,     December 31,
                                                  2006              2005
                                             --------------    --------------
 SEGMENT ASSETS:
      Electronic components                  $       25,912    $       25,144
      Communications equipment                       15,415            16,358
                                             --------------    --------------
      Total                                  $       41,327    $       41,502
                                             ==============    ==============

                                      F-14

                        EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2006 AND 2005 (RESTATED)
                                   (UNAUDITED)


      The following is a reconciliation of the reportable segment revenues, profit or loss and assets to the Company's consolidated totals (in thousands):

                                                                Three Months                          Nine Months
                                              Three Months         Ended            Nine Months         Ended
                                                 Ended          September 30,         Ended          September 30,
                                              September 30,         2005           September 30,         2005
                                                  2006           (restated)            2006           (restated)
                                             --------------    --------------     --------------    --------------
 NET SALES:
      Total sales for reportable segments    $       10,817    $        9,962     $       21,551    $       17,485
      Elimination of intersegment sales                  --                --                 --                --
                                             --------------    --------------     --------------    --------------
      Total consolidated net sales           $       10,817    $        9,962     $       21,551    $       17,485
                                             ==============    ==============     ==============    ==============

 INCOME BEFORE INCOME TAXES
      Total income for reportable segments   $          728    $        1,479     $        1,407    $        2,519
      Unallocated amounts:                           (1,295)             (675)            (3,084)           (1,876)
                                             --------------    --------------     --------------    --------------
      Net income (loss) before income taxes  $         (567)   $          804     $       (1,677)   $          643
                                             ==============    ==============     ==============    ==============

 INTEREST EXPENSE
      Interest expense for reportable
      segments                               $          124    $          106     $          341    $          302
      Other interest expense                             --                --                 --                --
                                             --------------    --------------     --------------    --------------
      Total interest expense                 $          124    $          106     $          341    $          302
                                             ==============    ==============     ==============    ==============

 DEPRECIATION AND AMORTIZATION
      Depreciation and amortization expense
        for reportable segments              $          290    $          210     $          752    $          555
      Other depreciation and amortization
      expense                                            11                15                 30                41
                                             --------------    --------------     --------------    --------------
      Total depreciation and amortization    $          301    $          225     $          782    $          596
                                             ==============    ==============     ==============    ==============


                                              September 30,     December 31,
                                                  2006              2005
                                             --------------    --------------
ASSETS
   Total assets for reportable segments      $       41,327    $       41,502
   Other assets                                       1,971             2,959
                                             --------------    --------------
Total consolidated assets                    $       43,298    $       44,461
                                             ==============    ==============

(6)   NEW ACCOUNTING PRONOUNCEMENTS

      New accounting pronouncements are discussed under the heading "Impacts of New Accounting Pronouncements" in Part I, Item 2 of this report.

                        EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2006 AND 2005 (RESTATED)
                                   (UNAUDITED)


(7)   INCOME TAXES

      The effective tax rate for the three-month period ended September 30, 2006 was different than the 34% U.S. statutory rate primarily because of foreign taxes on foreign source income that cannot be offset by domestic tax loss carryforwards.

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

      The credit facility provides a $9,000,000 revolving line of credit secured by accounts receivable, other rights to payment and general intangibles, inventories and equipment. Borrowings do not need to be supported by specific receivables or inventory balances unless aggregate borrowings under the line of credit exceed $3,000,000 at any time (a "conversion event"). The bank increased this amount from $2,000,000 to $3,000,000 on March 28, 2006. If a conversion event occurs, the line of credit will covert into a formula-based line of credit until the borrowings are equal to or less than $3,000,000. The formula generally provides that the outstanding borrowings under the line of credit may not exceed an aggregate of 80% of eligible accounts receivable plus 30% of the value of eligible finished goods inventory. Interest is payable monthly. The interest rate is variable and is adjusted monthly based on the prime rate. The prime rate at September 30, 2006 was 8.25%.

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

      As of September 30, 2006, the Company had no outstanding balance owing under the revolving credit line, and the Company had $3,000,000 of availability on the non-formula based portion of the credit line. As of September 30, 2006, the Company was not in compliance with the covenant of the credit facility requiring no quarterly net loss can exceed $300,000.

                        EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2006 AND 2005 (RESTATED)
                                   (UNAUDITED)


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

      The credit facility also provides for a term loan of $150,000 secured by equipment, amortizable over 36 months at a variable rate equal to the prime rate plus 1.5%. The term loan portion of the facility had a balance of $38,000 at September 30, 2006.

      Wells Fargo Bank, N.A. has also provided the Company with credit for the purchase of new capital equipment when needed of which a balance of $107,000 was outstanding at September 30, 2006. The interest rate is equal to the 90-day London InterBank Offered Rate ("LIBOR") (5.373% at September 30, 2006) plus 3.75% per annum. Amounts borrowed under this arrangements are amortized over 60 months from the respective dates of borrowing and are secured by the purchased equipment.

      As of September 30, 2006, the Company had approximately $122,000 of capital leases outstanding which is included in long term debt in the accompanying condensed consolidated financial statements.

      As of September 30, 2006, the Company's foreign subsidiaries had credit facilities, including lines of credit and term loans, with Lloyds TSB Bank PLC ("Lloyds TSB") and Lloyds TSB Commercial Finance Limited ("Lloyds") in England, IFN Finance, a subsidiary of ABN AMRO Holdings, N.V., Banc National de Paris, Societe Generale in France, and Sogelease and Johnan Shinkin Bank in Japan. At September 30, 2006, the balances outstanding under the Company's United Kingdom, France and Japan credit facilities were $1,015,000, $759,000 and $20,000, respectively.

      On July 8, 2005, XPS and Pascall obtained a credit facility with Lloyds. At the same time, the credit facility of Venture Finance PLC, a subsidiary of ABN AMRO Holdings, N.V., was terminated, and all debt to Venture Finance PLC was paid off. The Lloyds facility provides a revolving loan secured by receivables, with a maximum availability of 2,100,000 British pounds sterling (approximately U.S. $3,932,000 based on the exchange rate in effect on September 30, 2006). The annual interest rate on the revolving loan is 1.5% above the Lloyds TSB base rate. The Lloyds TSB base rate was 4.5% at September 30, 2006. This credit facility covers a period of 24 months, expiring on July 31, 2007. The financial covenants include a 50% cap on combined export gross sales of XPS and Pascall and days sales outstanding of less than 65 days, and the funding balance is capped at 125% of XPS and Pascall combined gross sales. As of September 30, 2006, the revolving loan had an outstanding balance of $396,000.

                        EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2006 AND 2005 (RESTATED)
                                   (UNAUDITED)


      On August 26, 2005, XPS entered into an agreement with Lloyds for an unsecured cashflow loan of 300,000 British pounds sterling (approximately U.S. $562,000 based on the exchange rate in effect on September 30, 2006), payable over 12 months. The loan is structured as an overadvance on the previously negotiated 2,100,000 British pounds sterling revolving loan with Lloyds, bringing the maximum aggregate commitment on the revolving loan to 2,400,000 British pounds sterling (approximately U.S. $4,493,000 based on the exchange rate in effect on September 30, 2006). As of September 30, 2006, the revolving loan had an outstanding balance of $396,000.

      The unsecured cashflow loan of 300,000 British pounds sterling is payable at a rate of 25,000 British pounds sterling per month, the first payment falling due one month after initial drawdown on the revolving loan. The interest rate is variable and is adjusted monthly based on the base rate of Lloyds TSB plus 1.9%. The Lloyds TSB base rate at September 30, 2006 was 4.5%. Lloyds TSB has sole discretion to switch the details on this overadvance account if Lloyds determines that we will have difficulty in meeting the specific reductions in the overadvance account.

      On August 26, 2005, EEL, a United Kingdom-based subsidiary of the Company, entered into an agreement with Lloyds TSB for an unsecured term loan for 500,000 British pounds sterling (equivalent to U.S. $936,000 based on the exchange rate in effect on September 30, 2006). This loan is repayable in 36 consecutive monthly installments, representing principal and interest. The interest rate is variable and is adjusted daily based on the Lloyds TSB base rate plus 2.5%. The Lloyds TSB base rate at March 31, 2006 was 4.5%. The loan also includes financial covenants. EEL must maintain consolidated profit before taxation and interest paid and payable of no less than 500% of the consolidated interest paid and payable. The Company failed to comply with this covenant and received a waiver. The Company and the bank are reviewing the covenants for possible amendment. Additionally, EEL must maintain consolidated profit before taxation, depreciation, amortization of goodwill and other intangibles and interest paid and payable of no less than 300% of the consolidated principal repayments and the consolidated interest paid and payable. As of September 30, 2006, the term loan had an outstanding balance of $169,000.

      In the event of a default, Lloyds may make the loan, including any outstanding principal and interest which has accrued, repayable on demand. If any amount payable is not paid when due, EEL must pay an increased interest rate per annum equal to 3% above the rate of interest in effect from time to time under the note.

      In April 2003, CXR-AJ obtained a credit facility from IFN Finance, a subsidiary of ABN AMRO N.V. This credit facility is for a maximum of $1,522,000 based on the exchange rate in effect at September 30, 2006 for the conversion of euros into United States dollars. CXR-AJ also had $76,000 of cash credit lines with several other banks and $29,000 of term loans with another French bank outstanding as of September 30, 2006. The IFN Finance facility is secured by accounts receivable and carries an annual interest rate of 1.6% above the French "T4M" rate. At September 30, 2006, the French T4M rate was 3.0407%, and this facility had a balance of $655,000. This facility has no financial performance covenants.

      XCEL Japan Ltd., or XJL, obtained a term loan on November 29, 2002 from Johnan Shinkin Bank. The loan is amortized over five years, carries an annual fixed interest rate of 3.25% and is secured by the assets of XJL. The balances of the loan as of September 30, 2006 were $20,000 as of September 30, 2006 for the conversion of Japanese Yen into U.S. Dollars, using the exchange rate in effect. There are no financial performance covenants applicable to this loan.

                        EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2006 AND 2005 (RESTATED)
                                   (UNAUDITED)


(9)   RELATED PARTY TRANSACTIONS

      On July 13, 2004, the Company issued two promissory notes to the former stockholders of Larus Corporation totaling $3,000,000 in addition to paying cash and issuing shares of common stock and two zero interest short-term notes totaling $887,500 that were repaid in 2004, in exchange for 100% of the common stock of Larus Corporation (see Note 11). These notes are subordinated to the Company's bank debt and are payable in 72 equal monthly payments of principal totaling $41,667 per month plus interest at the 30-day LIBOR plus 5% with a maximum interest rate of 7% during the first two years of the term of the notes, 8% during the third and fourth years, and 9% thereafter. At September 30, 2006, the 30-day LIBOR was 4.84%.

      Future maturities of notes payable to stockholders are as follows:

              Year Ending
              December 31,
              ------------

                  2006          $      125,000
                  2007                 500,000
                  2008                 500,000
                  2009                 500,000
                  2010                 250,000
                                --------------
                                $    1,875,000
                                ==============

      Interest paid on these notes in the nine months ended September 30, 2006 and 2005 was $113,000 and $167,000, respectively.

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

                        EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2006 AND 2005 (RESTATED)
                                   (UNAUDITED)


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

                        EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2006 AND 2005 (RESTATED)
                                   (UNAUDITED)


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

      On May 6, 2005, the Company submitted to Intelek Properties Limited (which is a subsidiary of Intelek PLC, a London Stock Exchange public limited company, and is the former parent of PEHL), the Company's calculation of the value of the net assets of Pascall as of the closing date, which the Company believed slightly exceeded 2,520,000 British pounds sterling. Ultimately, the parties determined that the value of the net assets of Pascall at the closing date was 2,650,000 British pounds sterling. As a result, the Company paid to Intelek Properties Limited 130,000 British pounds sterling (approximately U.S. $236,000 based on the exchange rate in effect at September 30, 2005) on August 1, 2005 to satisfy this obligation. The purchase price is also subject to downward adjustments for any payments that may be made to EEL under indemnity, tax or warranty provisions of the Purchase Agreement. EEL loaned to PEHL and Pascall at the closing 1,600,000 British pounds sterling (approximately U.S. $3,082,000 based on the exchange rate in effect on March 18, 2005) in accordance with the terms of a Loan Agreement entered into by those entities at the closing. The loaned funds were used to immediately repay outstanding intercompany debt owed by PEHL and Pascall to the seller.

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

                        EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2006 AND 2005 (RESTATED)
                                   (UNAUDITED)


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

      In determining the purchase price for RO, EMRISE Electronics considered the historical and expected earnings and cash flow of RO, as well as the value of companies of a size and in an industry similar to RO, comparable transactions and the market for such companies generally. The purchase price represented a premium of approximately $2,275,000 over the $2,340,000 recorded net worth of the assets of RO. In determining this premium, EMRISE Electronics considered the synergistic and strategic advantages provided by having a United States-based power conversion manufacturer and the value of the goodwill, customer relationships and technology of RO. Goodwill associated with the RO acquisition totaled approximately $1,376,000. The Company commissioned a valuation firm to determine what portion of the purchase price should be allocated to identifiable intangible assets. The valuation study of RO's intangibles was completed in September 2006. The Company initially estimated the intangibles to be valued as follows: technology, $484,000, trademarks, $300,000 and customer relationships, $200,000. The valuation study resulted in the following valuations: technology, $500,000, trademarks, $350,000 and customer relationships, $350,000. The intangibles were adjusted to the appraised values in the second quarter of 2006. The technology and customer relationships are being amortized over 10 years on their appraise values and the trademarks are not being amortized due to the inability to determine an estimated life.

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)


(12)  GOODWILL AND OTHER INTANGIBLE ASSETS

      Goodwill and other intangible assets by segment as of September 30, 2006 are as follows (in thousands):

                                                                  Technology        Customer
                                               Trademarks and     Acquired --   Relationships --
                               Goodwill --     Trade Names --    10-Year Life     10-Year Life
                             Not Amortizable   Not Amortizable    Amortizable      Amortizable
                             ---------------   ---------------   -------------  ----------------
GROSS COST
Electronic components        $         6,974   $           850   $         500  $            350
Communications equipment               6,428               750           1,150               200
                             ---------------   ---------------   -------------  ----------------
Total                        $        13,402   $         1,600   $       1,650  $            550
                             ===============   ===============   =============  ================

ACCUMULATED AMORTIZATION
Electronic components        $           209   $            --   $          54  $             38
Communications equipment                 872                --             259                45
                             ---------------   ---------------   -------------  ----------------
Total                        $         1,081   $            --   $         313  $             83
                             ===============   ===============   =============  ================

CARRYING VALUE
Electronic components        $         6,765   $           850   $         446  $            312
Communications equipment               5,556               750             891               155
                             ---------------   ---------------   -------------  ----------------
Total                        $        12,321   $         1,600   $       1,337  $            467
                             ===============   ===============   =============  ================


                             Covenant Not
                             to Compete --   Backlog --      Patents in
                              3-Year Life    2-Year Life   Progress -- Not
                              Amortizable    Amortizable     Amortizable
                             -------------   -----------   ---------------
GROSS COST
Electronic components        $         200   $       200   $            88
Communications equipment                --            --
                             -------------   -----------   ---------------
Total                        $         200   $       200   $            88
                             =============   ===========   ===============

ACCUMULATED AMORTIZATION
Electronic components        $         100   $       150   $            --
Communications equipment                --            --                --
                             -------------   -----------   ---------------
Total                        $         100   $       150   $            --
                             =============   ===========   ===============

CARRYING VALUE
Electronic components        $         100   $        50   $            88
Communications equipment                --            --                --
                             -------------   -----------   ---------------
Total                        $         100   $        50   $            88
                             =============   ===========   ===============

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2006 AND 2005 (RESTATED)
                                   (UNAUDITED)


Changes in goodwill by segment (in thousands):

                                               Electronic     Communications
                                               Components        Equipment          Total
                                             --------------   --------------      ---------
Balance at January 1, 2006                   $        6,510   $        5,556      $  12,066
Reclassed to leasehold improvements at RO               (71)              --            (71)
Revaluation of intangibles at RO                       (216)              --           (216)
Foreign currency translation                            542               --            542
                                             --------------   --------------      ---------
Balance September 30, 2006                   $        6,765   $        5,556      $  12,321
                                             ==============   ==============      =========

(13)  ACCRUED EXPENSES

      Accrued expenses were as follows (in thousands):

                                        September 30,     December 31,
                                            2006              2005
                                       --------------    --------------
 Accrued salaries                      $          661    $          675
 Accrued payroll taxes and benefits               969               762
 Advance payments from customers                1,463               219
 Other accrued expenses                         1,865             1,915
                                       --------------    --------------
 Total accrued expenses                $        4,958    $        3,571
                                       ==============    ==============

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

EXECUTIVE MANAGEMENT

      On August 18, 2006, the company's Chief Financial Officer, Randolph D. Foote, resigned from all positions with the Company and its subsidiaries, and entered into a Resignation and Separation Agreement with the Company, which became effective on August 25, 2006. Under the agreement, Mr. Foote resigned all of his positions with the Company, and the Company and Mr. Foote jointly terminated his employment agreement dated effective as of January 1, 2006. The agreement provides that effective as of August 21, 2006, Mr. Foote will be assigned to temporary employment with the Company, which the parties anticipate will terminate by approximately December 31, 2006. On December 31, 2006, the

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2006 AND 2005 (RESTATED)
                                   (UNAUDITED)


Company and Mr. Foote amended the separation agreement to extend Mr. Foote's temporary employment to March 30, 2007. During the time of his temporary employment, Mr. Foote will assist the Company in, among other things, the preparation of the Company's restated financial statements and its filings with the Securities and Exchange Commission and will continue to receive his base salary and employment benefits (other than paid vacation benefits, bonus or incentive compensation).

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

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2006 AND 2005 (RESTATED)
                                   (UNAUDITED)


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

            --    RF and microwave devices

      o     Communications Equipment

            --    network access and transmission products

            --    communication timing and synchronization products

            --    communications test instruments

      Sales to customers in the electronic components segment, primarily to aerospace customers, defense contractors and industrial customers, were approximately 72.1% and 61.0% of our total net sales during the nine months ended September 30, 2006 and 2005, respectively. Sales of communications equipment and related services, primarily to private customer premises and public carrier customers, were approximately 27.9% and 39.0% of our total net sales during the nine months ended September 30, 2006 and 2005, respectively.

      Sales of our electronic components segment increased $6,838,000 (39.1%) for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. Without the increase of sales of $3,796,000 by our new subsidiary, RO, which we acquired on September 1, 2005, our electronic components segment sales would have increased by $3,042,000 (17.4%) for the nine months ended 2006 as compared to the same period in 2005, primarily due to increased sales of power supplies.

      We experienced a $644,000 (18.2%) decrease in sales in our communications equipment segment for the nine months ended September 30, 2006. This decrease was primarily due to a low demand for our test equipment and timing systems by the major United States telecommunications companies, a delay in continued shipments on a long-term United States government infrastructure program due to customer technical issues, and delays in French military program orders for network access equipment.

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

      In determining the purchase price for RO, EMRISE Electronics considered the historical and expected earnings and cash flow of RO, as well as the value of companies of a size and in an industry similar to RO, comparable transactions and the market for such companies generally. The purchase price represented a premium of approximately $2,275,000 over the $2,340,000 recorded net worth of the assets of RO. In determining this premium, EMRISE Electronics considered the synergistic and strategic advantages provided by having a United States-based power conversion manufacturer and the value of the goodwill, customer relationships and technology of RO. Goodwill associated with the RO acquisition totaled approximately $1,376,000. EMRISE commissioned a valuation firm to determine what portion of the purchase price should be allocated to identifiable intangible assets. The valuation study of RO's intangibles was completed in September 2006. We initially estimated the intangibles to be valued as follows: technology, $484,000, trademarks, $300,000 and customer relationships, $200,000. The valuation study resulted in the following valuations: technology, $500,000, trademarks, $350,000 and customer relationships, $350,000. The intangibles were adjusted to the appraised values in the second quarter of 2006. The technology and customer relationships are being amortized over 10 years on their appraise values and the trademarks are not being amortized due to the inability to determine an estimated life.

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

      Revenues from services such as repairs and modifications are recognized when the service has been completed and invoiced. For repairs that involve shipment of a repaired product, we recognize repair revenues when the product is shipped back to the customer. Service revenues represented approximately 2.6%, 5.7% and 3.1% of net sales during 2005, 2004 and 2003, respectively, and 3.4% and 3.7% of net sales for the three and nine month periods ending September 30, 2006, respectively.

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

   FOREIGN CURRENCY TRANSLATION

      We have foreign subsidiaries that together accounted for approximately 62.7% of our net revenues, 52.3% of our assets and 49.6% of our total liabilities as of and for the nine months ended September 30, 2006. In preparing our consolidated financial statements, we are required to translate the financial statements of our foreign subsidiaries from the currencies in which they keep their accounting records into United States dollars. This process results in exchange gains and losses which, under relevant accounting guidance, are included either within our statement of operations or as a separate part of our net equity under the caption "accumulated other comprehensive income
(loss)."

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

      Based on our assessment of the factors discussed above, we consider the functional currency of each of our international subsidiaries as each subsidiary's local currency. Accordingly, we had cumulative translation gain of $123,000 and losses of $870,000 that were included as part of accumulated other comprehensive income within our balance sheets at September 30, 2006 and December 31, 2005, respectively. During the nine months ended September 30, 2006 and 2005, we included translation adjustments of a gain of approximately $993,000 and a loss of $762,000, respectively, under accumulated other comprehensive income (loss).

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

      A $6,469,000 loan payable from EEL to EMRISE was outstanding as of September 30, 2005. This loan is expected to be outstanding indefinitely. Therefore, exchange rate losses and gains on this loan are recorded in cumulative translation gains or losses in the equity section of the balance sheet.

   INTANGIBLES, INCLUDING GOODWILL

      We periodically evaluate our intangibles, including goodwill, for potential impairment. Our judgments regarding the existence of impairment are based on legal factors, market conditions and operational performance of our acquired businesses.

      In assessing potential impairment of goodwill, we consider these factors as well as forecasted financial performance of the acquired businesses. If forecasts are not met, we may have to record additional impairment charges not previously recognized. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of those respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets that were not previously recorded. If that were the case, we would have to record an expense in order to reduce the carrying value of our goodwill. On January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," and were required to analyze our goodwill for impairment issues by September 30, 2002, and then at least annually after that date or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. At December 31, 2005, the reported goodwill totaled $12,066,000. During 2005, we did not record any impairment losses related to goodwill and other intangible assets.

RESULTS OF OPERATIONS

      The table presented below, which compares our results of operations for the three months ended September 30, 2006 to our results of operations for the three months ended September 30, 2005, presents the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net sales. The columns present the following:

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


   THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

                                                                                                  RESULTS AS A PERCENTAGE
                                                                                                    OF NET SALES FOR THE
                                           THREE MONTHS ENDED         DOLLAR      PERCENTAGES        THREE MONTHS ENDED
                                              SEPTEMBER 30,          VARIANCE       VARIANCE            SEPTEMBER 30,
                                         ------------------------  ----------------------------  -------------------------
                                                         2005        FAVORABLE      FAVORABLE                     2005
                                            2006      (RESTATED)   (UNFAVORABLE)  (UNFAVORABLE)     2006       (RESTATED)
                                         ----------  ------------  -------------  -------------  ----------   ------------
                                                                         (IN THOUSANDS)
Net sales
  Electronic components                  $    8,553  $      7,261  $       1,292          17.8%       70.2%          65.0%
  Communications equipment                    3,624         3,916           (292)         (7.5%)      29.8%          35.0%
                                         ----------  ------------  -------------  -------------  ----------   ------------
  Total net sales                            12,177        11,177          1,000           8.9%      100.0%         100.0%
                                         ----------  ------------  -------------  -------------  ----------   ------------

Cost of sales
  Electronic components                      5,330          4,183         (1,147)        (27.4%)      43.8%          37.4%
  Communications equipment                    2,169         2,128            (41)         (1.9%)      17.8%          19.0%
                                         ----------  ------------  -------------  -------------  ----------   ------------
  Total cost of sales                         7,499         6,311         (1,188)        (18.8%)      61.6%          56.5%
                                         ----------  ------------  -------------  -------------  ----------   ------------

Gross profit
  Electronic components                        3,223        3,078            145           4.7%       26.5%          27.5%
  Communications equipment                     1,455        1,788           (333)        (18.6%)      11.9%          16.0%
                                         ----------  ------------  -------------  -------------  ----------   ------------
  Total gross profit                           4,678        4,866           (188)         (3.9%)      38.4%          43.5%
                                         ----------  ------------  -------------  -------------  ----------   ------------

Selling, general and administrative
  expenses                                    4,180         3,292           (888)        (27.0%)      34.3%          29.5%
Engineering and product development             796           600           (196)        (32.7%)       6.5%           5.4%
                                         ----------  ------------  -------------  -------------  ----------   ------------
Operating income (loss)                        (298)          974         (1,272)        130.6%       (2.4%)          8.7%
Interest expense                               (124)         (106)           (18)        (17.0%)      (1.0%)         (0.9%)
Interest income                                 13             27            (14)        (51.9%)       0.1%           0.2%
Other income and expense                       (158)          (91)           (67)         73.6%       (1.3%)         (0.8%)
                                         ----------  ------------  -------------  -------------  ----------   ------------
Income (loss) before income tax expense        (567)          804         (1,371)        170.5%       (4.7%)          7.2%
Income tax expense                              149           (12)          (161)     (1,341.7%)       1.2%          (0.1%)
                                         ----------  ------------  -------------  -------------  ----------   ------------
Net income (loss)                        $     (716) $        816  $      (1,532)       (187.7%)      (5.9%)          7.3%
                                         ==========  ============  =============  =============  ==========   ============

      NET SALES. The $1,000,000 increase in total net sales resulted from the combination of a $1,292,000 increase in net sales of our electronic components and a $292,000 decrease in net sales of our communications equipment products and services.

      ELECTRONIC COMPONENTS. The increase in net sales of our electronic components segment resulted primarily from $1,354,000 of power supply sales from RO, which we acquired on September 1, 2005, an increase in sales of power supplies of $328,000 at XPS due to the resumption of the Typhoon program and $201,000 at Pascall due to increased volume of shipments. We also experienced an increase in sales of switches produced by Emrise Electronics' Digitran Division of $257,000 (20.1%), to $1,538,000 from $1,281,000 in the prior year period, due to higher volume. Sales of RF components totaled $780,000 as compared to $718,000 in the prior year period. Excluding the increased sales contributed by RO, our net sales for this segment would have been $7,993,000, which represents a $732,000 (10.2%) increase over net sales of $7,261,000 for, the three months ended September 30, 2005. This increase was caused by an increase in sales of power supplies and switches.

      COMMUNICATIONS EQUIPMENT. The decrease in sales of our communication equipment segment was largely due to a $514,000 (55.2%) decrease in net sales of test equipment to $418,000 as compared to $932,000 in the prior period due to lower sales volume. We also incurred a $630,000 (76.2%) decrease in sales of synchronous timing systems to $197,000 from $827,000 in the prior year due to stronger competitive products. However, sales of our U.S.-based network access products increased $437,000 (80%) to $983,000 from $546,000 in the prior year period. CXR-AJ experienced a $414,000 increase in net sales of network access products due to higher volume. We anticipate that sales of our communications test equipment will be less in 2006 than in 2005. However, we anticipate that sales of our network access products, both in France and more importantly in the United States, will grow as new sales channels and our stronger marketing presence becomes effective and we work to utilize our two new United States-based distributors we established relationships with during the first quarter of 2006.

      GROSS PROFIT. The decrease in gross profit as a percentage of total net sales and the dollar decrease in total gross profit resulted from an increase in gross profit in our electronic components segment that was offset by a decrease in gross profit in our communications equipment segment.

      ELECTRONIC COMPONENTS. Gross profit from our power supply operations in the U.K. increased $292,000 (17.8%) to $1,933,000 as compared to $1,641,000 in the prior year period due to increased sales volume. Gross profit from switches increased slightly by $23,000 to $615,000 from $592,000 in the prior year period due to product mix. Gross profit from our U.S. power supply operation at RO decreased $190,000 (30.0%) to $443,000 from $633,000 in the prior year period due to reduced licensing sales.

      COMMUNICATIONS EQUIPMENT. The decrease in gross profit for our communications equipment segment was primarily due to a $305,000 (52.7%) decrease in gross profit from test instruments produced by CXR Larus to $274,000 from $579,000 in the prior year due to lower sales. Also, the gross margins of CXR Larus synchronous timing devises and network access products decreased $131,000 (24.2%) to $411,000 from $541,000 in the prior period due to lower per-unit overhead absorption due to lower volume. However, we experienced an increase of $104,000 (15.6%) in gross profit of CXR-AJ network access products to $771,000 from $667,000 in the prior year period due to increased sales.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The $888,000 increase in selling, general and administrative expenses was primarily due to:

   o $704,000 of costs related to reauditing our 2003, 2004 and 2005 financial statements and restatement of our 2004 and 2005 financial statements. These costs consist of $440,000 of auditing fees, $132,000 of legal fees and $132,000 of liquidated damages paid to investors in our January 5, 2005 private equity offering as a result of our failure to maintain effectiveness of a registration statement covering the resale of their shares of common stock purchased in the offering; and

   o an $84,000 increase in administrative expenses, primarily due to the inclusion of a full three months of administrative costs for RO and a $157,000 increase in administrative costs at XPS and Pascall.

      We anticipate that selling, general and administrative expenses for the remainder of 2006 will remain at levels higher than those we experienced during 2005 due to continued reauditing costs, the RO acquisition, increased investments in new products, sales and marketing expenses for our new low profile rotary and digital switches, increased activity in searching for and analyzing potential acquisitions, expansion of our investor relations program and increased corporate governance activities in response to the Sarbanes-Oxley Act of 2002 and recently adopted rules and regulations of the Securities and Exchange Commission.

      ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses consist primarily of research and product development activities. The increase in these expenses resulted primarily from a $178,000 (116.3%) increase in the development of an improved satellite synchronous timing device and the addition of $87,000 in engineering expenses at RO. The increase was partially offset with a reduction in engineering expenses of test equipment, switches of $41,000 and $33,000, respectively. We expect this higher level of expense to continue throughout 2006 as we continue to develop our new satellite synchronous timing device, our new family of rotary switches and pursue long-term opportunities in the timing and synchronization market.

      INTEREST EXPENSE, NET. Interest expense increased to $124,000 from $106,000 due to higher interest rates.

      INCOME TAX EXPENSE. We have net loss carryforwards for United States income tax purposes. Our foreign subsidiaries combined have taxable income and a positive foreign tax provision of $149,000 was recorded.

      NET INCOME. A significant contributing factor to our net loss was the reaudit of our 2003, 2004 and 2005 financial statements and other associated costs associated with the restatement of our 2004 and 2005 financial statements. In addition, we made significant investments in product development at CXR Larus, we experienced a decline in timing system and test instrument sales, and we experienced lower gross margins at CXR-AJ.


   NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005 (RESTATED)

                                                                                                  RESULTS AS A PERCENTAGE
                                                                                                    OF NET SALES FOR THE
                                            NINE MONTHS ENDED         DOLLAR      PERCENTAGES        THREE MONTHS ENDED
                                              SEPTEMBER 30,          VARIANCE       VARIANCE            SEPTEMBER 30,
                                         ------------------------  ----------------------------  -------------------------
                                                         2005        FAVORABLE      FAVORABLE                     2005
                                            2006      (RESTATED)   (UNFAVORABLE)  (UNFAVORABLE)     2006       (RESTATED)
                                         ----------  ------------  -------------  -------------  ----------   ------------
                                                                         (IN THOUSANDS)
Net sales
  Electronic components                  $   24,326  $     17,488  $       6,838          39.1%       72.1%          61.0%
  Communications equipment                    9,402        11,174         (1,772)        (15.9%)      27.9%          39.0%
                                         ----------  ------------  -------------  -------------  ----------   ------------
  Total net sales                            33,728        28,662          5,066          17.7%      100.0%         100.0%
                                         ----------  ------------  -------------  -------------  ----------   ------------

Cost of sales
  Electronic components                      15,324        10,634         (4,690)        (44.1%)      45.4%          37.1%
  Communications equipment                    5,550         5,921            371           6.3%       16.5%          20.7%
                                         ----------  ------------  -------------  -------------  ----------   ------------
  Total cost of sales                        20,874        16,555         (4,319)        (26.1%)      61.9%          57.8%
                                         ----------  ------------  -------------  -------------  ----------   ------------

Gross profit
  Electronic components                       9,002         6,854          2,148          31.3%       26.7%          23.9%
  Communications equipment                    3,852         5,253         (1,401)        (26.7%)      11.4%          18.3%
                                         ----------  ------------  -------------  -------------  ----------   ------------
  Total gross profit                         12,854        12,107            747           6.2%       38.1%          42.2%
                                         ----------  ------------  -------------  -------------  ----------   ------------

Selling, general and administrative
  expenses                                   11,645         9,583         (2,062)        (21.5%)      34.5%          33.4%
Engineering and product development           2,410         1,736           (674)        (38.8%)       7.1%           6.1%
                                         ----------  ------------  -------------  -------------  ----------   ------------
Operating income (loss)                      (1,201)          788         (1,989)       (252.4%)      (3.6%)          2.7%
Interest expense                               (341)         (302)           (39)         12.9%       (1.0%)         (1.1)%
Interest income                                  59           136            (77)        (56.5%)       0.2%           0.5%
Other income and expense                       (194)           21           (215)     (1,023.8%)      (0.6%)          0.1%
                                         ----------  ------------  -------------  -------------  ----------   ------------
Income (loss) before income tax expense      (1,677)          643         (2,320)        360.8%       (5.0%)          2.2%
Income tax expense                              371             3           (368)    (12,266.7%)       1.1%           0.0%
                                         ----------  ------------  -------------  -------------  ----------   ------------
Net income (loss)                        $   (2,048) $        640  $      (2,688)        420.0%       (6.1%)          2.2%
                                         ==========  ============  =============  =============  ==========   ============

      NET SALES. The $5,066,000 increase in total net sales resulted from the combination of a $6,838,000 increase in net sales of our electronic components and a $1,772,000 decrease in net sales of our communications equipment products and services.

      ELECTRONIC COMPONENTS. The increase in net sales of our electronic components segment was attributable to, among other things, an increase of $3,156,000 in sales of Pascall power supplies and RF components and $3,252,000 in sales of RO power supplies. Because Pascall was acquired on March 18, 2005, sales attributable to Pascall during the first quarter of 2005 were negligible. We acquired RO on September 1, 2005 and, as a result, we did not report any RO sales in the first or second quarter of 2005. We also experienced an increase in sales of switches produced by Emrise Electronics' Digitran Division of $431,000, or 9.3%, to $5,060,000 from $4,629,000 in the prior year period due to increased volume. Excluding the increased total sales contributed by Pascall and RO, our net sales for this segment would have been $18,268,000 which represents a $780,000 (4.5%) increase over net sales of $17,488,000 for the nine months ended September 30, 2005. This increase was primarily caused by a $431,000 increase in switch sales and a $264,000 increase in power supply sales by XPS.

      COMMUNICATIONS EQUIPMENT. The decrease in sales of our communication equipment segment was primarily due to a $1,402,000 (62.7%) decrease in net sales of test equipment to $834,000 as compared to $2,236,000 in the prior period due to a delay in expected orders from a government refurbishment project. We also experienced a decrease in sales of synchronous timing products of $970,000 (49.8%) to $977,000 as compared to $1,947,000 in the prior year period due to lower volume. However, we achieved a $601,000 (10.0%) increase in sales of network access equipment to $6,632,000 from $6,031,000 in the prior year period. This increase consisted of a $300,000 increase in net sales of network access products by CXR Larus in the U.S. due to higher volume. CXR-AJ experienced a $301,000 increase in net sales of network access products.

      GROSS PROFIT. The decrease in gross profit as a percentage of total net sales and the dollar increase in total gross profit resulted from an increase in gross profit of $2,148,000 in our electronic components segment that was partially offset by a decrease in gross profit of $1,401,000 in our communications equipment segment.

      ELECTRONIC COMPONENTS. The increase in gross profit for our electronic components segment was primarily due to contributions from Pascall and RO, which amounted to $1,410,000 and $463,000, respectively, of the increase. In addition, gross profit from Digitran, which produces digital and rotary switches, increased $257,000 (12.4%) to $2,329,000 as compared to $2,072,000 in the prior year period due to increased sales. Gross profit from XPS's power supply operations decreased slightly by $60,000 to $1,486,000 from $1,546,000 in the prior year period due to product mix.

      COMMUNICATIONS EQUIPMENT. The decrease in gross profit for our communications equipment segment was primarily due to a $1,025,000 (72.2%) decrease in gross profit from test instruments produced by CXR Larus to $394,000 from $1,419,000 in the prior year period due to lower sales. Our gross profit of CXR Larus synchronous timing devices and network access products decreased by $109,000 (5.8%) to $1,757,000 as compared to $1,866,000 in the prior year period due to lower sales volume. We also experienced a reduction of $267,000 (13.6%) in gross profit of CXR-AJ network access products to $1,701,000 from $1,968,000 in the prior year period due to product mix.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. The increase in selling, general and administrative expenses was primarily due to:

   o costs of $836,000 related to reauditing our 2003, 2004 and 2005 financial statements and the restatement of our 2004 and 2005 financials statements. These costs consist of $479,000 of auditing fees, $225,000 of legal fees and $132,000 of liquidated damages paid to investors in our January 5, 2005 private offering;

   o an $801,000 (22.4%) increase in administrative expenses primarily due to the inclusion of $616,000 and $343,000 of administrative costs for Pascall and RO, respectively. These increases were partially offset by a $285,000 reduction in administrative expenses in our communication equipment segment due to layoffs and consolidation of our test equipment business; and

   o approximately $200,000 of expense resulted from increasing an estimated deferred compensation liability and other miscellaneous items.

      ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses consist primarily of engineering and product development activities. The increase in these expenses resulted primarily from the increase and inclusion of $104,000 and $274,000 in expenses attributable to Pascall and RO, respectively. Also, engineering expenses increased by $506,000 (103.1%) at CXR Larus for the development of a new synchronous timing device. The increases were partially offset by a reduction in engineering expenses of $87,000 to $335,000 from $422,000 in the prior year period for rotary switch development.

      INTEREST EXPENSE, NET. Interest expense increased due to higher interest rates. Our interest income declined due to the use of cash for the acquisitions of Pascall and RO.

      INCOME TAX EXPENSE. Income tax expense of $371,000 consisted of $301,000 of foreign income tax on our profitable foreign operations and $70,000 state income and franchise tax. We have net operating loss carryovers available to apply to U.S. federal taxable income.

      NET INCOME. The largest contributor to our $1,469,000 net loss was the $836,000 in costs we incurred related to the restatement of our 2004 and 2005 financial statements. Also, lower sales of test instruments and synchronous timing devices at CXR Larus combined with the costs associated with CXR Larus' engineering program to develop a new and substantially improved timing device by the end of the third quarter contributed to our loss. These negatives were partially offset with robust business at our power supply and RF business units in the U.K. and an improved operating profit for switches as well as power supplies and RF components.

LIQUIDITY AND CAPITAL RESOURCES

      During the nine months ended September 30, 2006, we funded our operations primarily through revenue generated from our operations and through our existing and previous lines of credit with Wells Fargo Bank, N.A. and various foreign banks. During the nine months ended September 30, 2006, we continued to rely on our foreign credit facilities. In addition, we raised approximately $16,060,000 in net proceeds through a private placement of equity securities in January 2005 as described below to support our acquisition program. As of September 30, 2006, we had working capital of $12,315,000, as compared to $12,958,000 at December 31, 2005. At September 30, 2006 and December 31, 2005, we had accumulated deficits of $16,587,000 and $15,118,000, respectively, and cash and cash equivalents of $2,746,000 and $4,371,000, respectively.

      Accounts receivable decreased $837,000 (8.9%) during the first nine months of 2006 from $9,413,000 as of December 31, 2005 to $8,576,000 as of September 30, 2005 due to higher collections. Days sales outstanding, which is a measure of our average accounts receivable collection period, decreased from 61 days for 2005 to 59 days for the first nine months of 2006. Our customers include many Fortune 100 companies in the United States and similarly large companies in Europe and Asia. Because of the financial strength of our customer base, we incur few bad debts.

      Inventory balances increased $955,000 (9.3%) during the first nine months of 2006, from $10,277,000 at December 31, 2005 to $11,232,000 at September 30,
2006. Inventory represented 25.8% and 23.1% of our total assets as of September 30, 2006 and December 31, 2005, respectively. Inventory turnover, which is a ratio that indicates how many times our inventory is sold and replaced over a specified period, was 2.0, the same as in the same period in 2005.

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

      Cash used in our operating activities totaled $935,000 for the first nine months of 2006 as compared to cash used in operating activities of $1,152,000 for the prior year period. This $217,000 decrease in operating cash flow usage primarily resulted from a reduction in accrued expenses and debt.

      Cash used in our investing activities totaled $361,000 for the first nine months of 2006 as compared to $14,381,000 for the first nine months of 2005. Included in the results for 2005 are net cash of $9,509,000 and $4,605,000 used to acquire Pascall and RO, respectively, including acquisition costs.

      Cash used in our financing activities totaled $904,000 for the first nine months of 2006 as compared to $18,541,000 of cash provided by our financing activities for the first nine months of 2005. The change is primarily due to the net proceeds from the issuance of common stock in the January 2005 private placement.

      Outstanding borrowings under our revolving lines of credit were as follows:

                                                 September 30,    December 31,
                                                     2006             2005
                                                --------------   --------------
Line of credit with a U.S. commercial lender    $           --   $           --
Lines of credit with foreign banks                   2,625,000        3,283,000
                                                --------------   --------------
                                                $    2,625,000   $    3,283,000
                                                ==============   ==============

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

      As of September 30, 2006, we had no outstanding balance owing under the revolving credit line, and we had $3,000,000 of availability on the non-formula based portion of the credit line. As of September 30, 2006, we were in compliance with each of the covenants of the credit facility. The credit facility also provides for a term loan of $150,000 secured by equipment, amortizable over 36 months at a variable rate equal to the prime rate plus 1.5%. The term loan portion of the facility had a balance of $38,000 at September 30, 2006.

      As of September 30, 2006, we had approximately $123,000 of capital leases outstanding, which amount is included in long term debt in the accompanying condensed consolidated financial statements.

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

      As of September 30, 2006, our foreign subsidiaries had credit facilities, including lines of credit and term loans, with Lloyds TSB Bank PLC ("Lloyds TSB") and Lloyds TSB Commercial Finance Limited ("Lloyds") in England, IFN Finance, a subsidiary of ABN AMRO Holdings, N.V., Banc National de Paris, Societe Generale in France, and Sogelease and Johnan Shinkin Bank in Japan. At September 30, 2006, the balances outstanding under our United Kingdom, France and Japan credit facilities were $1,486,000, $773,000 and $24,000, respectively.

      On July 8, 2005, XPS and Pascall obtained a 24-month credit facility with Lloyds, which facility expires July 31, 2007. At the same time, the credit facility of Venture Finance PLC, a subsidiary of ABN AMRO Holdings, N.V., was terminated and paid off. The Lloyds facility provides a revolving loan secured by receivables, with a maximum availability of 2,100,000 British pounds sterling (equivalent of U.S. $3,813,000 based on the exchange rate in effect on September 30, 2006). The annual interest rate on the revolving loan is 1.5% above the Lloyds TSB base rate. The Lloyds TSB base rate was 4.5% at September 30, 2006. The financial covenants include a 50% cap on combined export gross sales of XPS and Pascall and days sales outstanding of less than 65 days, and the funding balance is capped at 125% of XPS and Pascall combined gross sales. As of September 30, 2006, the revolving loan had an outstanding balance of $396,000.

      On August 26, 2005, XPS entered into an agreement with Lloyds for an unsecured cashflow loan of 300,000 British pounds sterling (equivalent of U.S. $545,000 based on the exchange rate in effect on September 30, 2006 payable over 12 months). The loan is structured as an overadvance on the previously negotiated 2,100,000 British pounds sterling revolving loan with Lloyds, bringing the maximum aggregate commitment on the revolving loan to 2,400,000 British pounds sterling (equivalent of U.S. $4,358,000 based on the exchange rate in effect on September 30, 2006). As of September 30, 2006, the total outstanding balance of the Lloyds loan was $1,015,000 and is included in borrowings under lines of credit in the accompanying financial statements.

      The unsecured cashflow loan of 300,000 British pounds sterling is payable at a rate of 25,000 British pounds sterling per month, the first payment falling due one month after initial drawdown on the revolving loan. The interest rate is variable and is adjusted monthly based on the base rate of Lloyds TSB plus 1.9%. The Lloyds TSB base rate at September 30, 2006 was 4.5%. Lloyds TSB has sole discretion to switch the details on this overadvance account if Lloyds determines that the Company will have difficulty in meeting the specific reductions in the overadvance account.

      On August 26, 2005, EEL entered into an agreement with Lloyds TSB for an unsecured term loan for 500,000 British pounds sterling (equivalent to U.S. $936,000 based on the exchange rate in effect on September 30, 2006). This loan is repayable in 36 consecutive monthly installments of principal and interest. The interest rate is variable and is adjusted daily based on the Lloyds TSB base rate plus 2.5%. The Lloyds TSB base rate at September 30, 2006 was 4.5%. The loan also includes financial covenants. EEL must maintain consolidated profit before taxation and interest paid and payable of no less than 500% of the consolidated interest paid and payable. Additionally, EEL must maintain consolidated profit before taxation, depreciation, amortization of goodwill and other intangibles and interest paid and payable of no less than 300% of the consolidated principal repayments and the consolidated interest paid and payable. As of June 30, 2006, the term loan had an outstanding balance of $619,000.

      In the event of a default, Lloyds TSB may make the loan, including any outstanding principal and interest which has accrued, repayable on demand. If any amount payable is not paid when due, EEL shall pay an increased interest rate per annum equal to 3% above the rate of interest in effect from time to time under the note.

      In April 2003, CXR-AJ obtained a credit facility from IFN Finance, a subsidiary of ABN AMRO N.V. This credit facility is for a maximum of $1,522,000 based on the exchange rate in effect at September 30, 2006 for the conversion of euros into United States dollars. CXR-AJ also had $76,000 of cash credit lines with several other banks and $29,000 of term loans with another French bank outstanding as of March 31, 2006. The IFN Finance facility is secured by accounts receivable and carries an annual interest rate of 1.6% above the French "T4M" rate. At September 30, 2006, the French T4M rate was 3.0407%, and this facility had a balance of $655,000. This facility has no financial performance covenants.

      XCEL Japan Ltd., or XJL, obtained a term loan on November 29, 2002 from Johnan Shinkin Bank. The loan is amortized over five years, carries an annual fixed interest rate of 3.25% and is secured by the assets of XJL. The balances of the loan as of September 30, 2006 were $20,000 as of September 30, 2006 for the conversion of Japanese Yen into U.S. Dollars, using the exchange rate in effect. There are no financial performance covenants applicable to this loan.

      Our backlog was $27,613,000 as of September 30, 2006 as compared to $25,098,000 as of September 30, 2005. The increase in backlog of $2,515,000 was primarily due to the increase of $1,182,000 of backlog for XPS and Pascall in the U.K. and $430,000 for our Digitran Division. Our backlog as of September 30, 2006 was 94.1% related to our electronic components business, which business tends to provide us with long lead-times for our manufacturing processes due to the custom nature of the products, and 5.9% related to our communications equipment business, which business tends to deliver standard products from stock as orders are received. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

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

      We agreed to register for resale the shares of common stock issued to investors and the shares of common stock issuable upon exercise of the investor warrants and placement warrants. The registration obligations require, among other things, that a registration statement be declared effective no later than September 4, 2005. We were unable to meet this obligation and therefore paid to each investor liquidated damages equal to 1% of the amount paid by the investor to us in the offering, which damage payments totaled an aggregate of approximately $180,000. We also paid to the investors liquidated damages totaling $300,000 for the period from September 5, 2005 through September 30, 2005, the date the registration statement was declared effective. We also will be required to pay to each investor liquidated damages for any future periods in which we are unable to maintain the effectiveness of the registration in accordance with the requirements contained in the registration rights agreement we entered into with the investors. These liquidated damages would be, and the liquidated damages paid for the period from September 5, 2005 through September 30, 2005 were, equal to 2% of the amount paid by each investor for the common shares still owned by the investor on each monthly anniversary of the date of the default that occurs prior to the cure of the default, pro rated on a daily basis for periods of default shorter than one month. The maximum aggregate liquidated damages payable to any investor will be equal to 10% of the aggregate amount paid by the investor for the shares of our common stock. Accordingly, the maximum aggregate penalty that we would be required to pay under this provision is 10% of the $18,005,000 initial purchase price of the common stock, which would be $1,801,000.

      On May 5, 2006, our audit committee concluded that our financial statements for the years ended December 31, 2005 and 2004 and the interim periods during 2005 and 2004 should no longer be relied upon. The audit committee reached this conclusion after having discussions with our former independent registered public accountants and management as part of an investigation conducted by the audit committee in response to an inquiry by the staff of the Securities and Exchange Commission's Division of Enforcement. As a result of the audit committee's conclusion regarding our financial statements, on May 9, 2006, the registration statement was no longer effective. This event triggered the liquidated damages provision contained in the registration rights agreement. During the months of September through December 2006, we paid to the remaining investors liquidated damages in the aggregate amount of $323,135.

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

      We included in our amended annual report on Form 10-K for the year ended December 31, 2005 a contractual obligations table that outlines payments due from us or our subsidiaries under our lines of credit and other significant contractual obligations through 2010, exclusive of interest. During the nine months ended September 30, 2006, no material changes in this information occurred outside the ordinary course of business.

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

      A substantial portion of our notes payable and long-term debt have variable interest rates based on the prime interest rate and/or the lender's base rate, which exposes us to risk of earnings loss due to changes in such interest rates. Our amended annual report on Form 10-K for the year ended December 31, 2005 contains information about our debt obligations that are sensitive to changes in interest rates under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk." There were no material changes in those market risks during the nine months ended September 30, 2006.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      We conducted an evaluation, with the participation of our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2006, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Acting Chief Financial Officer has concluded that as of September 30, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

ITEM 5.    OTHER INFORMATION.

      None.

ITEM 6.    EXHIBITS.

NUMBER     DESCRIPTION
------     -----------

 10.1 Third Amendment to Credit Agreement entered into as of September 1, 2006 by and between EMRISE Corporation and Wells Fargo Bank, N.A. (1)

 10.2 Revolving Line of Credit Note dated September 1, 2006 in favor of Wells Fargo Bank (1)

 10.3 Resignation and Separation Agreement dated August 18, 2006 by and between EMRISE Corporation and Randolph D. Foote (2)

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

-------------

(1) Filed as an exhibit to our Form 8-K for September 19, 2006 and incorporated herein by reference.

(2) Filed as an exhibit to our Form 8-K for August 18, 2006 and incorporated herein by reference.

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