Form 10-K
period 2006-12-31
Emrise CORP
filed 2007-04-02
CIK 854852

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                                  ANNUAL REPORT
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended DECEMBER 31, 2006.

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

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes _____ No __X__

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes _____ No __X__

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ___   Accelerated Filer ___   Non-Accelerated Filer _X_

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No __X__

      The aggregate market value of the voting common equity held by nonaffiliates of the registrant, computed by reference to the $1.03 closing sale price of such stock on June 30, 2006, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $35,000,000. The registrant has no non-voting common equity.

      The number of shares of the registrant's common stock, $0.0033 par value, outstanding as of March 16, 2006 was 38,136,750.

      DOCUMENTS INCORPORATED BY REFERENCE: None.

                                TABLE OF CONTENTS
                                -----------------
                                                                            Page
                                                                            ----

                                     PART I

ITEM 1.    BUSINESS............................................................1

ITEM 1A.   RISK FACTORS.   ...................................................16

ITEM 1B.   UNRESOLVED STAFF COMMENTS..........................................21

ITEM 2.    PROPERTIES.........................................................21

ITEM 3.    LEGAL PROCEEDINGS..................................................22

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................22

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
           MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES..................22

ITEM 6.    SELECTED FINANCIAL DATA............................................24

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS..............................................25

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........46

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................47

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE...............................................47

ITEM 9A.   CONTROLS AND PROCEDURES............................................49

ITEM 9B.   OTHER INFORMATION..................................................49

                                    PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.............52

ITEM 11.   EXECUTIVE COMPENSATION.............................................55

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           AND RELATED STOCKHOLDER MATTERS....................................65

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
           INDEPENDENCE.......................................................67

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................69

                                     PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.........................70

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE...............F-1

SIGNATURES....................................................................78

EXHIBITS ATTACHED TO THIS REPORT..............................................79

                              CAUTIONARY STATEMENT

      ALL STATEMENTS INCLUDED OR INCORPORATED BY REFERENCE IN THIS ANNUAL REPORT ON FORM 10-K, OTHER THAN STATEMENTS OR CHARACTERIZATIONS OF HISTORICAL FACT, ARE FORWARD-LOOKING STATEMENTS. EXAMPLES OF FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS CONCERNING PROJECTED NET SALES, COSTS AND EXPENSES AND GROSS MARGINS; OUR ACCOUNTING ESTIMATES, ASSUMPTIONS AND JUDGMENTS; OUR SUCCESS IN PENDING LITIGATION; THE DEMAND FOR OUR PRODUCTS; THE COMPETITIVE NATURE OF AND ANTICIPATED GROWTH IN OUR INDUSTRIES; OUR ABILITY TO IDENTIFY AND CONSUMMATE ACQUISITIONS AND INTEGRATE THEIR OPERATIONS SUCCESSFULLY; AND OUR PROSPECTIVE NEEDS FOR ADDITIONAL CAPITAL. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON OUR CURRENT EXPECTATIONS, ESTIMATES, APPROXIMATIONS AND PROJECTIONS ABOUT OUR INDUSTRIES AND BUSINESS, MANAGEMENT'S BELIEFS, AND CERTAIN ASSUMPTIONS MADE BY US, ALL OF WHICH ARE SUBJECT TO CHANGE. FORWARD-LOOKING STATEMENTS CAN OFTEN BE IDENTIFIED BY WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "PREDICTS," "BELIEVES," "SEEKS," "ESTIMATES," "MAY," "WILL," "SHOULD," "WOULD," "COULD," "POTENTIAL," "CONTINUE," "ONGOING," SIMILAR EXPRESSIONS, AND VARIATIONS OR NEGATIVES OF THESE WORDS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT. THEREFORE, OUR ACTUAL RESULTS COULD DIFFER MATERIALLY AND ADVERSELY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, SOME OF WHICH ARE LISTED UNDER "RISK FACTORS" IN ITEM 1A OF THIS REPORT. THESE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE OF THIS REPORT. WE UNDERTAKE NO OBLIGATION TO REVISE OR UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENT FOR ANY REASON, EXCEPT AS OTHERWISE REQUIRED BY LAW.

                                     PART I

ITEM 1.  BUSINESS.

OVERVIEW

      We are a leading supplier of communication timing and synchronization systems, communication access devices, rotary and digital switches, electronic power supplies and radio frequency, or RF, and microwave devices. We sell our products to communications service providers, defense and aerospace contractors and industrial customers. We are a multinational company operating out of facilities located in the United States, United Kingdom, France and Japan. As of March 16, 2007, we had approximately 302 employees.

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

      In March 2005, EMRISE Electronics Ltd. ("EEL"), a United Kingdom-based subsidiary of EMRISE Electronics, acquired Pascall Electronic (Holdings) Limited ("PEHL") and its wholly-owned subsidiary, Pascall Electronics Limited ("Pascall"). Pascall is based in the United Kingdom and manufactures a range of custom proprietary power systems and RF devices.

      In August 2005, EMRISE Electronics acquired all of the outstanding common stock of RO Associates Incorporated ("RO"), a manufacturer of standard power supplies located in Sunnyvale, California.

      Through our operating subsidiaries, CXR Larus, CXR-AJ and EMRISE Electronics, and through the divisions and subsidiaries of those subsidiaries, we design, develop, manufacture, assemble, and market products and services in the following two material business segments:

      o     Electronic Devices

            --    electronic power supplies

            --    digital and rotary switches

            --    RF and microwave devices

      o     Communications Equipment

            --    network access and transmission products

            --    communication timing and synchronization products

            --    communications test instruments

      Our sales are primarily in North America, Europe and Asia. Sales to customers in the electronic devices segment, primarily to defense and aerospace customers, defense contractors and industrial customers were approximately 70.5%, 62.6% and 51.1% of our total net sales during 2006, 2005 and 2004, respectively. Sales of communications equipment and related services, primarily to private customer premises and public carrier customers, were approximately 29.5%, 37.4% and 48.9% of our total net sales during 2006, 2005 and 2004, respectively.

      Our objective in our electronic devices business is to become the supplier of choice for harsh environment, high reliability digital and rotary switches, custom and standard power supplies and RF and microwave products and subsystems. Our objective in our communications equipment business is to become a leader in quality, cost effective solutions to meet the requirements of communications equipment customers. We believe that we can achieve these objectives through customer-oriented product development, superior product solutions, and excellence in local market service and support.

INDUSTRY OVERVIEW

   ELECTRONIC DEVICES

      The electronic devices industry comprises three basic segments, which are active devices, passive devices and electromechanical devices. We compete in the active and electromechanical segments of this industry. These segments can be further segmented by industry into telecommunications, aerospace, defense, commercial, industrial and other environments, each of which places constraints that define performance and permitted use of differing grades of devices.

      We are active only in the industry segments that are characterized by harsh environment, high reliability, low volume, high margin and long lead-times, namely the aerospace, defense and industrial segments. To support the myriad customers that rely on digital and rotary switches and electronic power supplies and RF and microwave devices, we believe that our electronic devices must offer high levels of reliability and in many cases must be tailored to the size, appearance, functionality and pricing needs of each particular customer.

      The defense market, which is a predominant market for our electronic devices, makes use of sophisticated electronic assemblies in diverse applications that involve both original equipment and retrofit of existing equipment.

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

      Technicians who use service verification test equipment in the field or in central or branch offices assist businesses in verifying and repairing service problems effectively and, thus, increase the quality and reliability of their networks. We believe that as broadband services are deployed further and as competition for telecommunications subscribers and e-commerce customers proliferates, telecommunications companies and other information technology-reliant businesses will increasingly depend on new and improved integrated access and transmission devices and advanced field and central or branch office testing and monitoring solutions.

OUR SOLUTION

      We develop, manufacture and market a range of electronic devices, including custom and standard electronic power supplies, digital and rotary switches, and RF and microwave devices, used primarily by aerospace, defense and industrial customers.

      We have developed and we manufacture and market a range of communication timing and synchronization products used by operators of public and private telecommunications network to provide a consistent source of timing alignment, or synchronization, for digital networks.

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

      Our extensive knowledge and understanding of our customers' needs, together with the broad capabilities of our network access and transmission products, test instrumentation products and our sophisticated electronic devices, enable us to provide the following features and benefits to our customers:

      DEVELOPMENT OF SWITCH TECHNOLOGY. We have complemented our long-established range of digital switch products with a new range of space-saving rotary switches we refer to as VLP(R), which are very low profile switches. These products have been specifically designed to target harsh environment and aerospace applications where space is at a premium, providing a substantial advantage over larger, heavier switches offered by our competitors. We have secured one patent and a number of other patents are pending relating to this technology.

      PROVISION OF RF AND MICROWAVE DEVICES. We have developed and we manufacture and market a range of RF devices and microwave devices that meet the requirements of defense, aerospace and industrial applications.

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

      CUSTOMER-DRIVEN FEATURES. Most of our digital and rotary switches, RF and microwave devices and each of our power supplies are highly tailored to our customers' needs. We manufacture digital and rotary switches for insertion into new equipment as well as for retrofit into existing equipment. Our engineers continually interact with our customers during the design process to ensure that our electronic devices are the best available solution for them. For example, based on specifications from our customers, we delivered a compact multiple output power supply to allow BAE Systems to produce a single-heads up display suitable for fitting on a large range of commercial and military aircraft.

      CUSTOMER RELATIONS. Our electronic devices business currently enjoys a preferred supplier status with many key accounts, which means that we work in close association with the customer to develop custom products specifically addressing their needs. Our electronic devices also are considered qualified products with many key accounts, which means that our products are designed into equipment specifications of many of our customers for the duration of their production of their equipment.

      LONG-TERM RELATIONSHIPS. Market procurement methods encourage long-term relationships between electronic devices suppliers and customers, with customers committing to a single source of supply because of the high cost involved in qualifying a product or its alternative for use. For example, a large proportion of XPS' and Digitran's products are qualified products that have been involved in many hours of flight trials.

OUR STRATEGY

      Our objectives are to become the supplier of choice for harsh environment switches, RF devices and microwave devices, and custom and standard power supplies in the aerospace, defense and industrial markets, in addition to being a leading provider of network access and transmission products and timing and synchronization systems for a broad range of applications within the global communications industry. The following are the key elements of our strategy to achieve these objectives:

      FOCUS ON OUR ELECTRONIC DEVICES BUSINESS. We plan to continue to grow our electronic devices business by marketing our electronic devices in their established market niches and identifying opportunities to broaden our customer base. The primary growth driver and focus for this business segment is the in-flight multimedia and communications market for commercial airlines.

      EXPAND OUR COMMUNICATION TIMING AND SYNCHRONIZATION PRODUCTS. We plan to build upon our existing strong base businesses in the communications equipment market by introducing additional new products, specifically new communication timing and synchronization products, including the recently released TiemPo(TM) 6400 product, which will be the base product in a new product range that forms the primary growth driver for this business segment.

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

      EMPLOY COMPETITIVE WORLD-CLASS MANUFACTURING FOR OUR PRODUCTS. We have reviewed and continue to review the manufacturing methods we use to ensure that we employ world class techniques and are competitive in the world market. We located and negotiated an agreement and currently use a Tier 1 manufacturer in the United States for our communication timing products, which provides a highly competitive and technically advanced solution to our manufacturing needs.

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

      DEVELOP CUSTOMER-FOCUSED SOLUTIONS. We design, develop and manufacture many products and provide services that are tailored to the specific needs of our customers with an emphasis on ease of use. We intend to continue to adapt our core communications technologies to deliver focused products that improve our customers' ability to manage increasingly larger and more complex networks.

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

PRODUCTS AND SERVICES

      Our products and services currently are divided into the following two main business segments:

      o     Electronic Devices

            --    electronic power supplies

            --    digital and rotary switches

            --    RF and microwave devices

      o     Communications Equipment

            --    network access and transmission products

            --    communication timing and synchronization products

            --    communications test instruments

      During 2006, 2005 and 2004, our total net sales were approximately $46,384,000, $41,270,000 and $29,637,000, respectively, and the percentages of total net sales contributed by each product group within our two main business segments were as follows:

                                                                        Year Ended December 31,
                                                                    ------------------------------
  Segment and Product Type                                            2006       2005       2004
  ------------------------                                          --------   --------   --------
  Electronic Devices
    Electronic Power Supplies.................................        45.3%      34.1%      26.9%
    Digital and Rotary Switches...............................        14.1%      15.9%      18.6%
    RF and Microwave Devices..................................         8.0%       7.5%        --
    Subsystem Assemblies......................................          --         --        0.8%
    Other Products and Services...............................         3.1%       4.7%       5.2%
                                                                    --------   --------   --------
                                                                      70.5%      62.2%      51.5%
  Communications Equipment
    Network Access and Transmission Products..................        17.8%      21.4%      27.9%
    Communication Timing and Synchronization Products.........         5.9%       6.4%       4.4%
    Communications Test Instruments...........................         3.3%       7.2%      12.8%
    Other Products and Services...............................         2.5%       2.8%       3.4%
                                                                    --------   --------   --------
                                                                      29.5%      37.8%      48.5%

  Totals........................................................     100.0%     100.0%     100.0%
                                                                    ========   ========   ========

BACKLOG

      Our business is generally not seasonal, with the exception that purchases of our communications equipment by public telecommunications carriers tend to be lower than average during the first quarter of each year because capital equipment budgets typically are not approved until late in the first quarter. At December 31, 2006 and 2005, our backlog of firm, unshipped orders was approximately $25,784,000 and $22,150,000, respectively. At December 31, 2006, our backlog was related approximately 96% to our electronic devices business, which tends to provide us with long lead-times for our manufacturing processes due to the custom nature of the products, and approximately 4% to our communications equipment business, the majority of which portion relates to our network access and transmission and communications timing and synchronization and test equipment products. Of these backlog orders, we anticipate fulfilling approximately 70% of our electronic devices orders and 100% of our communications equipment orders within the current fiscal year. However, we cannot assure you that we will be successful in fulfilling these orders in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

WARRANTIES

      Generally, our electronic devices, network access and transmission products and communication timing and synchronization products carry a one-year limited parts and labor warranty and our communications test instruments and European network access and transmission products carry a two-year limited parts and labor warranty. Products returned under warranty typically are tested and repaired or replaced at our option. Historically, product returns have not had a material effect on our operations or financial condition. However, we cannot assure you that this will continue to be the case or that disputes over devices or other materials or workmanship will not arise in the future.

                         OUR ELECTRONIC DEVICES BUSINESS

      Our electronic devices segment includes digital and rotary switches, electronic power supplies, and RF and microwave devices. During the years ended December 31, 2006, 2005 and 2004, this segment accounted for approximately 70.5%, 62.2% and 51.5%, respectively, of our total net sales.

ELECTRONIC POWER SUPPLIES

      XPS and Pascall, based in England, and RO based in the U.S., manufacture a range of high and low voltage, high specification, high reliability custom and standard power conversion products designed for hostile environments and supplied to an international customer base, predominantly in the military and commercial aerospace, industrial and telecommunications markets.

      Power conversion units supplied by XPS and Pascall range from 10VA to 1.3 KVA power ratings, low voltage (1V) to high voltage (20KV+), and convert alternating current, or AC, to direct current, or DC, and convert DC to AC. Units can be manufactured to satisfy input requirements determined by military, commercial aerospace, telecommunications or industrial businesses, and sophisticated built-in test equipment, or BITE, and control circuitry often is included. Operating environments for our units are diverse and range from fighter aircraft to roadside cabinets.

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

      Our switches may be ordered with different combinations of a variety of features and options, including night vision compatibility, harsh environment sealing, RF shielding, various mounting methods, various electrical interfaces, and various packaging and presentation to suit each application.

RF AND MICROWAVE DEVICES

      Pascall designs, develops, manufactures and markets a range of RF and microwave amplifiers, oscillators, multiplexers, devices, subsystems and systems for applications such as defense, aerospace, communications, air traffic control and radar.

                      OUR COMMUNICATIONS EQUIPMENT BUSINESS

      Our communications equipment business comprises network access and transmission products, communication timing and synchronization products, and communications test equipment. During the years ended December 31, 2006, 2005 and 2004, the sale of communications equipment products and related services accounted for approximately 29.5%, 37.8% and 48.5%, respectively, of our total net sales. These products are configured in a variety of models designed to perform analog and digital measurements or to transmit data at speeds varying from low-speed voice grade transmission to high-speed broadband access.

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

      Our range of communication timing and synchronization products include the new StarClock TiemPo 6400(TM) range; StarSyncs(TM) 5850, a GPS timing source; the StarSyncs(TM) 5800, an economical timing system designed for small installations; and the StarClock(TM) 200, specifically designed for central office applications.

      The TiemPo(TM) 6400 is a fully-integrated, modular and scalable system for timing and synchronization of current and next generation packet networks. It provides flexible and cost-effective solutions for timing and synchronization of telecommunications equipment and meets or exceeds all relevant North American and European telecommunications standards. The TiemPo(TM) 6400 incorporates a new, proprietary, scalable architecture, providing many advanced features that address the needs of a broad range of customers and markets, including all telecommunications providers as well as numerous enterprise and military applications. The TiemPo(TM) 6400 features CXR Larus' new Element Management System, StarLink(TM), for remote network monitoring and management, and will also provide an interface to other industry leading element and network management systems. For smaller standalone applications, a new simple to use graphical user interface, CXRView(TM), is provided.

COMMUNICATIONS TEST INSTRUMENTS

      CXR Larus manufactures the CXR HALCYON 700 series of products, which we believe provide performance and value in integrated installation, maintenance and testing of communications services. These test instruments are modular, rugged, lightweight, hand-held products used predominantly by telephone companies and private network operators to pre-qualify facilities for services, verify proper operation of newly installed services and diagnose problems. The modular nature of our CXR HALCYON 700 series test equipment provides an easy configuration and upgrade path for testing of the specific services offered by the various national and international service providers.

CUSTOMERS

   ELECTRONIC DEVICES

      We sell our electronic devices primarily to original equipment manufacturers, or OEMs, in the electronics industry, including manufacturers of aerospace and defense systems and industrial instruments. During 2006, our top five electronic devices customers in terms of revenues were Rockwell Collins, Inc., Selex Airborne Systems, BAE Systems, EMS Technologies, AB Pharos Systems Company and Raytheon Systems Company. Sales to Rockwell Collins represented approximately 9% of our total net sales during 2006 and 10% during 2005. No other customer represented 10% or more of our total net sales during those periods.

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

      The major communications service providers to whom we market these products and services include telephone companies, inter-exchange carriers, incumbent local exchange carriers, competitive local exchange carriers, Internet service providers, integrated communications providers, cable service providers, international post, telephone and telegraph companies, banks, brokerage firms, government agencies and other service providers. During 2006, our top five communications test instruments, network access and transmission products and communication timing and synchronization products customers in terms of our net sales were Power & Telephone, Harris Corporation, ITT, Graybar and ARINC, Inc. None of our communications equipment customers represented 10% or more of our revenues during 2006.

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

SALES, MARKETING AND CUSTOMER SUPPORT

   ELECTRONIC DEVICES

      We market and sell our electronic devices through Digitran, XPS, Pascall, RO and XCEL Japan, Ltd., a wholly-owned subsidiary of EMRISE Electronics based in Japan. In some European countries and the Pacific Rim, these products are sold through a combination of direct sales and through third-party distributors.

      We sell our electronic devices primarily to OEMs and system integrators in the aerospace and electronics industries, including manufacturers of aerospace and military systems and industrial instruments. Our electronic devices business typically has long-term relationships with its customer base, with projects and programs that are multi-year and with military programs in excess of ten years.

      XCEL Japan, Ltd. resells Digitran's digital and rotary switches and keypad products and some third-party-sourced devices primarily into Japan and also into other highly industrialized Asian countries. Marketing of our electronic devices is primarily through referrals from our existing customers, with sales either direct or via a small number of selected independent sales representatives.

      We rely on long-term orders and repeat business from our existing customers. We also approach our existing customers and their competitors to discuss opportunities for us to provide them with subsystem assemblies that typically incorporate our own products. Each of our devices businesses has an extensive installed base: Digitran's history spans over 40 years in the electronic devices industry, XPS, 50 years and RO 40 years. Major OEMs have designed many of our switches, power supplies and RF and microwave devices into their established product specifications. These factors have frequently resulted in customers seeking us out to manufacture for them unique subsystem assemblies as well as special variations of our standard digital switches.

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

COMPETITION

   ELECTRONIC DEVICES

      The market for our devices is highly fragmented and composed of a diverse group of OEMs, including Power One, Interpoint/Grenson, Martek and Celab Ltd. for power supplies; Esterline (Janco), Greyhill, Inc., Omron Electronics, Transico Inc. and C&K Components Inc. for digital and rotary switches; and Elisera, AML and American Microwave Corporation for RF and microwave devices. We believe that the principal competitive factors affecting our devices business include: o capability and quality of product offerings; o status as qualified products; and o compliance with government and industry standards.

      We have made substantial investments in machinery and equipment in our digital and rotary switch and power supply operations. In addition, Digitran's long history in the electronic devices industry and the fact that major OEMs have designed many of our digital switches into their product specifications have acted as barriers to entry for other potential competitors and aided us in establishing and maintaining both distribution channels and customers for our products by making us a sole source supplier for approximately 30% to 50% of the digital switches that we sell and have caused some customers to seek us out to manufacture for them unique as well as our standard digital and rotary switches.

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

      Our principal competitors for our communications equipment include Symmetricom, Frequency Electronics and Oscilloquartz for communication timing and synchronization products; RAD, Zhone/Paradyne and Patton Electronics Corporation for network access and transmission products; and TTC Corporation (a subsidiary of JDS Uniphase), Ameritec Corporation, Fluke, Sunrise Telecom, Inc. and Electrodata, Inc. for communications test instruments.

      The design of many of our network access and transmission products enables us to offer numerous product combinations to our customers and to serve both central site data communications needs and remote access and transmission sites on both the enterprise-wide and single location level. We believe that this design flexibility helps us to excel at many of the above competitive factors by enabling us to offer quality products that meet and are adaptable to evolving customer requirements, technologies and government and industry standards.

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

      Manufacturing of our electronic devices, including injection molding, fabrication, machining, printed circuit board assembly, and quality testing is done in house due to the specialized nature and small and varied batch sizes involved. Although many of our electronic devices incorporate standard designs and specifications, products are nevertheless built to customer order. This approach, which avoids the need to maintain a large finished goods inventory, is possible because of the custom nature of the products. Typically, our electronic devices segment produces products in one- to 300-piece batches, with a ten- to thirty-week lead-time. The lead-time is predominantly to source sub-component piece parts such as electronic components, mechanical components and services. Typical build time is six to eight weeks from receipt of external components.

      We operate seven manufacturing and assembly facilities worldwide. All of these facilities except the RO Associates facility, which is being submitted for accreditation, are certified as ISO 9001- or 9002-compliant. We manufacture our network access and transmission products at CXR-AJ's facilities in France and at CXR Larus' facility in San Jose, California. We manufacture RF and microwave devices and custom power supplies at Pascall's facility in Ryde, Isle of Wight, England. We manufacture standard power supplies at RO's facility in Sunnyvale, California. We manufacture all of our test equipment and communication timing and synchronization products at the San Jose facility. We manufacture all of our digital and rotary switches in EMRISE Electronics Corporation's Rancho Cucamonga, California facility. We manufacture our custom electronic power supplies in Ashford, Kent, England and Ryde, Isle of Wight, England.

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

      For the years ended December 31, 2006, 2005 and 2004, our engineering and product development costs were approximately $3,085,000, $2,621,000 and $1,521,000, respectively.

      Our product development costs during the past three years were related to development of new communication timing and synchronization products, communication network access products, development of a new line of rotary switches at our Digitran facility and the development of RF and microwave devices at Pascall. We have continued incurring engineering costs applicable to the development of new digital and rotary switches since 2001. Current research expenditures in the communications equipment segment are directed principally toward the expansion of our range of network access and transmission products and the development and expansion of our range of communication timing and synchronization systems. These expenditures are intended to improve market share and gross profit margins, although we cannot assure you that we will achieve these improvements.

      We strive to take advantage of the latest computer-aided engineering and engineering design automation workstation tools to design, simulate and test advanced product features or product enhancements. Our use of these tools helps us to speed product development while maintaining high standards of quality and reliability for our products. Our use of these tools also allows us to efficiently offer custom designs for OEM customers whose needs require the integration of our electronic devices with their own products.

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

      Our product lines are subject to statutes governing safety and environmental protection. We believe that we are in substantial compliance with these statutes and are not aware of any proposed or pending safety or environmental rule or regulation that, if adopted, would have a material effect on our business or financial condition.

EMPLOYEES

      As of March 16, 2007, we employed approximately 305 persons in our various divisions and subsidiaries. None of our employees are represented by labor unions, and there have not been any work stoppages at any of our facilities. We believe that our relationship with our employees is good.

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

      WE INCURRED A NET LOSS IN 2006 AND MAY INCUR LOSSES IN THE FUTURE. IF WE CONTINUE TO INCUR LOSSES, WE WILL EXPERIENCE NEGATIVE CASH FLOW, WHICH MAY HAMPER OUR OPERATIONS, MAY PREVENT US FROM EXPANDING OUR BUSINESS AND MAY CAUSE OUR STOCK PRICE TO DECLINE.

      We incurred a $3,938,000 net loss for 2006. We expect to rely on cash on hand, cash generated from our operations and existing and future financing activities to fund the cash requirements of our business. If our net losses continue, we will experience negative cash flow, which may hamper current operations and may prevent us from expanding our business. We may be unable to attain, sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve, sustain or increase profitability, our stock price may decline.

      OUR LACK OF LONG-TERM PURCHASE ORDERS OR COMMITMENTS MAY ADVERSELY AFFECT OUR BUSINESS IF DEMAND IS REDUCED.

      During 2006, the sale of electronic devices accounted for approximately 70.5% of our total net sales, and the sale of communications equipment and related services accounted for approximately 29.5% of our total net sales. In many cases we have long-term contracts with our electronic devices and communications equipment customers that cover the general terms and conditions of our relationships with them but that do not include long-term purchase orders or commitments. Rather, our customers issue purchase orders requesting the quantities of communications equipment they desire to purchase from us, and if we are able and willing to fill those orders, then we fill them under the terms of the contracts. Accordingly, we cannot rely on long-term purchase orders or commitments to protect us from the negative financial effects of reduced demand for our products that could result from a general economic downturn, from changes in the electronic devices and communications equipment industries, including the entry of new competitors into the market, from the introduction by others of new or improved technology, from an unanticipated shift in the needs of our customers, or from other causes.

      THE UNPREDICTABILITY OF OUR QUARTERLY OPERATING RESULTS MAY CAUSE THE PRICE OF OUR COMMON STOCK TO FLUCTUATE OR DECLINE.

      Our quarterly operating results have varied significantly in the past and will likely continue to do so in the future due to a variety of factors, many of which are beyond our control. Our operating results from our communications segment tend to be less stable and predictable than our operating results from our electronic devices segment.

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

      Our electronic devices sales are often made in conjunction with military contracts. The timing of required deliveries under these contracts can be delayed based on issues related to the overall military contract, which can cause delays in our shipment schedules and revenue recognition.

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

      MANY OF OUR COMPETITORS HAVE GREATER RESOURCES THAN US. IN ORDER TO COMPETE SUCCESSFULLY, WE MUST KEEP PACE WITH OUR COMPETITORS IN ANTICIPATING AND RESPONDING TO THE RAPID CHANGES INVOLVING THE ELECTRONIC DEVICES AND COMMUNICATIONS EQUIPMENT INDUSTRIES.

      Our future success will depend upon our ability to enhance our current products and services and to develop and introduce new products and services that keep pace with technological developments, respond to the growth in the electronic devices and communications equipment markets in which we compete, encompass evolving customer requirements, provide a broad range of products and achieve market acceptance of our products. Many of our existing and potential competitors have larger technical staffs, more established and larger marketing and sales organizations and significantly greater financial resources than we do. Our lack of resources relative to our competitors may cause us to fail to anticipate or respond adequately to technological developments and customer requirements or to experience significant delays in developing or introducing new products and services. These failures or delays could reduce our competitiveness, revenues, profit margins or market share.

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

      As of December 31, 2006, we had $25,784,000 in backlog orders for our products. Backlog orders represent revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. Our backlog orders are due in large part to the long lead-times associated with our electronic devices products, which products generally are custom built to order. We cannot assure you that we will be successful in fulfilling orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog. Factors that could affect our ability to fulfill backlog orders include difficulty we may experience in obtaining devices from suppliers, whether due to obsolescence, production difficulties on the part of suppliers or other causes, or customer-induced delays and product holds. Our anticipated results of operations will suffer to the extent we are unable to fulfill backlog orders within the timeframes we establish, particularly if delays in fulfilling backlog orders cause our customers to reduce or cancel their orders.

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

      We have established and acquired international subsidiaries in the United Kingdom, France and Japan that prepare their balance sheets in the relevant foreign currency. In order to be included in our consolidated financial statements, these balance sheets are converted, at the then current exchange rate, into United States dollars, and the statements of operations are converted using weighted average exchange rates for the applicable period. Accordingly, fluctuations of the foreign currencies relative to the United States dollar could affect our consolidated financial statements. Our exposure to fluctuations in currency exchange rates has increased as a result of the growth of our international subsidiaries. Sales of our products and services to customers located outside of the United States accounted for approximately 50.2% and 49.7% of our net sales for 2006 and 2005, respectively. We use derivatives to manage foreign currency rate risk for certain sales shipped from the United Kingdom. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. Net foreign exchange translation gains and losses included in other income and expense in our consolidated statements of operations totaled a $343,000 loss for 2006 and a $123,000 gain for 2005.

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

      The market prices of securities of technology-based companies currently are highly volatile. The market price of our common stock has fluctuated significantly in the past. During 2006, the high and low closing sale prices of a share of our common stock were $1.55 and $0.66, respectively. Between January 1, 2007 and March 16, 2007, the high and low closing sale prices of a share of our common stock were $1.55 and $1.05, respectively. The market price of our common stock may continue to fluctuate in response to the following factors, many of which are beyond our control:

      o changes in market valuations of similar companies and stock market price and volume fluctuations generally;

      o economic conditions specific to the electronic devices or communications equipment industries;

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

      FUTURE SALES OF SHARES OF OUR COMMON STOCK BY OUR STOCKHOLDERS COULD CAUSE OUR STOCK PRICE TO DECLINE.

      We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of common stock for sale will have on the market price prevailing from time to time. As of March 16, 2007, we had outstanding 38,136,750 shares of common stock and options and warrants to purchase an aggregate of 6,071,633 shares of common stock. A substantial number of these shares are eligible for public resale. Sales of shares of our common stock in the public market, or the perception that those sales may occur, could cause the trading price of our common stock to decrease or to be lower than it might be in the absence of those sales or perceptions.

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

      Not applicable.

ITEM 2.    PROPERTIES.

      As of March 16, 2007, we leased or owned approximately 173,000 square feet of administrative, engineering, production, storage and shipping space. All of this space was leased other than the Abondant, France facility, which is owned.

                                                                                               FUNCTION /
               BUSINESS UNIT                                LOCATION                     LEASE EXPIRATION DATE
-------------------------------------------  -------------------------------------  --------------------------------
EMRISE Corporation                           Rancho Cucamonga, California           Administration;
(corporate headquarters)                                                            Expires October 2009

EMRISE Electronics                           Rancho Cucamonga, California           Administration, Engineering and
Corporation/Digitran                                                                Manufacturing;
(electronic devices)                                                                Expires November 2007

XCEL Power Systems, Ltd. and EEL             Monrovia, California                   Expires February 2009
(electronic devices)                         Ashford, Kent, England                 Administration, Engineering and
                                                                                    Manufacturing; Expires March
                                                                                    2013

XCEL Japan, Ltd.                             Tokyo, Japan                           Sales;
(electronic devices)                                                                Expires December 2007

RO                                           Sunnyvale, California                  Administrative, Engineering,
(power supplies)                                                                    Manufacturing;
                                                                                    Month-to-month until the lease
                                                                                    was terminated March 31, 2007

Pascall Electronics Limited                  Ryde, Isle of Wight, England           Administration, Engineering,
(RF and microwave devices and                                                       Manufacturing;
custom power supplies)                                                              Expires May 2016




                                                                                               FUNCTION /
               BUSINESS UNIT                                LOCATION                     LEASE EXPIRATION DATE
-------------------------------------------  -------------------------------------  --------------------------------

CXR-AJ                                       Paris, France                          Administration;
(network access and transmission products)                                          Expires April 2007

CXR-AJ                                       Abondant, France                       Administration, Engineering,
(network access and transmission products)                                          Manufacturing; Facility is owned

CXR Larus                                    San Jose, California                   Administration, Engineering,
(network access and transmission products,                                          Manufacturing;
communications test instruments,                                                    Expires June 2011 and is
communication timing and                                                            renewable
synchronization products)

      We believe the listed facilities are adequate for our current business operations. We recently consolidated our RO operations into our CXR Larus facility in San Jose, California and terminated our lease for RO's Sunnyvale, California premises effective March 31, 2007. Also, CXR-AJ recently moved to a new facility and entered into a new lease to replace the Paris, France lease that was to expire in April 2007.

ITEM 3.   LEGAL PROCEEDINGS.

      We are not a party to any material pending legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET PRICE AND HOLDERS

      Our common stock has traded on NYSE Arca since March 8, 2006, under the symbol "ERI." For the period from August 10, 2005 through March 7, 2006, our common stock traded on the Archipelago Exchange(SM) (ArcaEx(R)), a facility of the Pacific Exchange(R), under the symbol "ERI." Prior to that, our common stock traded on the OTC Bulletin Board under the symbol "EMRI." The table below shows, for each fiscal quarter indicated, the high and low sales prices on NYSE Arca and the Pacific Exchange and the high and low closing bid prices on the OTC Bulletin Board, as the case may be, for shares of our common stock. The prices shown reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                               High        Low
                                                              ------     -------
Year Ended December 31, 2005
   First Quarter............................................  $1.82       $1.46
   Second Quarter...........................................   1.51        1.08
   Third Quarter............................................   1.98        0.91
   Fourth Quarter...........................................   2.34        1.14

Year Ended December 31, 2006
   First Quarter............................................  $1.55       $0.94
   Second Quarter...........................................   1.14        0.74
   Third Quarter............................................   1.15        0.66
   Fourth Quarter...........................................   1.10        0.89

      As of March 16, 2007, we had outstanding 38,136,750 shares of common stock outstanding held of record by approximately 3,000 stockholders. These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners. On March 16, 2007, the closing sale price of our common stock on NYSE Arca was $1.12 per share.

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

PERFORMANCE GRAPH

      Set forth below is a line graph comparing the cumulative total stockholder return on our common stock, based on its market price, with the cumulative total return on companies on the Nasdaq Stock Market (U.S.) and the Nasdaq Electronic Components Index, assuming reinvestment of dividends for the period beginning December 31, 2001 and ending December 31, 2006. This graph assumes that the value of the investment in our common stock and each of the comparison groups was $100 on December 31, 2001.




                               [PERFORMANCE GRAPH]


                                                                     Cumulative Total Return ($)
                                                 ------------------------------------------------------------------
                                                    12/01      12/02      12/03       12/04      12/05      12/06
                                                 ------------------------------------------------------------------
EMRISE CORPORATION                                 100.00      64.52      362.90      545.16     432.26     341.94
NASDAQ STOCK MARKET (U.S.)                         100.00      71.97      107.18      117.07     120.50     137.02
NASDAQ ELECTRONIC COMPONENTS                       100.00      64.40       92.31      100.78     113.36     115.84

ITEM 6.   SELECTED FINANCIAL DATA.

      The selected consolidated financial data presented below for each of the five years in the period ended December 31, 2006 have been derived from audited financial statements that for the most recent three years appear elsewhere herein. The data presented below should be read in conjunction with such financial statements, including the related notes thereto and the other information included herein. The historical results are not necessarily indicative of results to be expected for any future periods.

                                                                       YEARS ENDED DECEMBER 31,
CONSOLIDATED STATEMENTS OF OPERATIONS AND        --------------------------------------------------------------
COMPREHENSIVE INCOME DATA:                          2006         2005         2004         2003         2002
                                                 ----------   ----------   ----------   ----------   ----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales......................................  $   46,384   $   41,270   $   29,637   $   25,519   $   22,664
Cost of sales..................................      29,413       23,714       16,089       14,835       14,147
                                                 ----------   ----------   ----------   ----------   ----------
Gross profit...................................      16,971       17,556       13,548       10,684        8,517
Selling, general and administrative expenses...      16,117       13,707       10,212        7,812        7,731
Engineering and product development expenses..        3,085        2,621        1,521          951        1,015
                                                 ----------   ----------   ----------   ----------   ----------
(Loss) income from operations..................      (2,231)       1,228        1,815        1,921         (229)
Total other expense............................        (765)         (54)        (439)        (474)        (361)
                                                 ----------   ----------   ----------   ----------   ----------
(Loss) income from continuing operations
   before income taxes.........................      (2,996)       1,174        1,376        1,447         (590)
Income tax (benefit) expense...................         619         (267)          49          286          (20)
                                                 ----------   ----------   ----------   ----------   ----------
Net (loss) income..............................      (3,615)       1,441        1,327        1,161         (570)
Foreign currency translation adjustment........       1,568       (1,357)         379          705          446
                                                 ----------   ----------   ----------   ----------   ----------
Total comprehensive income (loss)..............  $   (2,047)  $       84   $    1,706   $    1,866   $     (124)
                                                 ==========   ==========   ==========   ==========   ==========
Basic (loss) earnings per share ...............  $    (0.10)  $     0.04   $     0.06   $     0.05   $    (0.03)
                                                 ==========   ==========   ==========   ==========   ==========
Diluted (loss) earnings per share .............  $    (0.10)  $     0.04   $     0.05   $     0.05   $    (0.03)
                                                 ==========   ==========   ==========   ==========   ==========
Weighted average shares outstanding, basic.....      37,981       37,253        24,063      22,567       21,208
Weighted average shares outstanding, diluted...      37,981       38,386        24,839      23,811       21,208


                                                                       YEARS ENDED DECEMBER 31,
                                                 --------------------------------------------------------------
                                                    2006         2005         2004         2003         2002
                                                 ----------   ----------   ----------   ----------   ----------
BALANCE SHEET DATA:                                                      (IN THOUSANDS)
Cash and cash equivalents......................  $    3,802   $    4,371   $    1,057   $    1,174   $      254
Working capital................................       9,611       12,958        5,357        5,696        3,961
Total assets...................................      44,785       44,461       25,144       17,169       16,786
Long-term debt, net of current portion.........       1,783        2,492        3,208          819          927
Stockholders' equity...........................      25,173       27,013       10,757        7,916        5,732
Convertible redeemable preferred stock.........          --           --           --           --          282

      No cash dividends on our common stock were declared during any of the periods presented above. Various factors materially affect the comparability of the information presented in the above table. These factors relate primarily to the acquisition of Larus Corporation in July 2004, the acquisition of Pascall in March 2005, the acquisition of RO in August 2005, and changes in foreign currency conversion rates that may affect the consistency of the generally accepted accounting principles that we use. The year ended December 31, 2004 includes five months of Larus Corporation activity. The year ended December 31, 2005 includes nine and one-half months of Pascall activity and four months of RO activity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES AND THE OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS REPORT. THIS REPORT AND THE FOLLOWING DISCUSSION CONTAIN FORWARD-LOOKING STATEMENTS REGARDING THE ELECTRONIC DEVICES AND COMMUNICATIONS EQUIPMENT INDUSTRIES AND OUR EXPECTATIONS REGARDING OUR FUTURE PERFORMANCE, LIQUIDITY AND CAPITAL RESOURCES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF ANY NUMBER OF FACTORS, INCLUDING THOSE SET FORTH UNDER "RISK FACTORS" AND UNDER OTHER CAPTIONS CONTAINED ELSEWHERE IN THIS REPORT.

OVERVIEW

   GENERAL

      Through our three wholly-owned operating subsidiaries, EMRISE Electronics, CXR Larus and CXR-AJ, and through the divisions and subsidiaries of those subsidiaries, we design, develop, manufacture, assemble, and market products and services in the following two material business segments:

      o     Electronic Devices

            --    electronic power supplies

            --    digital and rotary switches

            --    RF and microwave devices

      o     Communications Equipment

            --    network access and transmission products

            --    communication timing and synchronization products

            --    communications test instruments

      Sales to customers in the electronic devices segment, primarily to aerospace customers, defense contractors and industrial customers, were approximately 70.5%, 62.2% and 51.5% of our total net sales during 2006, 2005 and 2004, respectively. Sales of communications equipment and related services, primarily to private customer premises and public carrier customers, were approximately 29.5%, 37.8% and 48.5% of our total net sales during 2006, 2005 and 2004, respectively.

   LARUS CORPORATION ACQUISITION

      On July 13, 2004, we acquired Larus Corporation. Larus Corporation was a San Jose, California-based manufacturer and seller of telecommunications products that had one wholly-owned subsidiary, Vista Labs, Incorporated, or Vista, which provided engineering services to Larus Corporation. We paid $6,539,500 to acquire the outstanding common stock of Larus Corporation, which included a significant premium over the $1,800,000 recorded net worth of assets that included intellectual property, cash, accounts receivable and inventories owned by each of Larus Corporation and Vista. The purchase price for the acquisition consisted of $1,000,000 in cash, the issuance of 1,213,592 shares of our common stock with a fair value of $1,000,000, $887,500 in the form of two short-term, zero interest promissory notes that were repaid in 2004, $3,000,000 in the form of two subordinated secured promissory notes, warrants to purchase up to an aggregate of 150,000 shares of our common stock at $1.30 per share, which were valued at $72,526, and approximately $580,000 of acquisition costs. In addition, we assumed $245,000 in accounts payable and accrued expenses and entered into an above-market real property lease with the sellers. The lease represented an obligation that exceeded the fair market value by approximately $756,000 and is part of the acquisition accounting. The cash portion of the acquisition purchase price was funded with proceeds from our prior credit facility with Wells Fargo Bank, N.A. and cash on-hand.

   PASCALL ACQUISITION

      On March 18, 2005, our subsidiary, EEL, purchased all of the outstanding capital stock of PEHL, the parent holding company of Pascall, using funds loaned to EEL by EMRISE. The purchase price for the acquisition totaled $9,905,000, subject to adjustments as described in the purchase agreement, and included cash payments totaling $6,208,000 to Intelek Properties Limited (PEHL's former parent, which was a subsidiary of Intelek PLC, a London Stock Exchange public limited company), a $3,082,000 loan used by PEHL and Pascall to immediately repay intercompany debt owed to Intelek Properties Limited, and approximately $615,000 in acquisition costs.

      We and Intelek PLC agreed to guarantee payment when due of all amounts payable by EEL and Intelek Properties Limited, respectively, under the purchase agreement. We and EEL agreed to underwrite the guaranty that Intelek Properties Limited has given to Pascall's landlord with a guaranty by us, and EEL has agreed to indemnify Intelek Properties Limited and its affiliates for damages they suffer as a result of any failure to obtain the release of the guarantee of the 17-year lease that commenced in May 1999. The leased property is a 30,000 square foot administration, engineering and manufacturing facility located off the south coast of England.

      Intelek Properties Limited has agreed to various restrictive covenants that apply for various periods following the closing. The covenants include non-competition with Pascall's business, noninterference with Pascall's customers and suppliers, and non-solicitation of Pascall's employees. In conjunction with the closing, Intelek Properties Limited, Intelek PLC, EEL, and we entered into a Supplemental Agreement dated March 18, 2005. The Supplemental Agreement provides, among other things, that an interest-free bridge loan of 200,000 British pounds sterling (approximately $385,000 based on the exchange rate in effect on March 17, 2005) that was made by the seller to Pascall on March 17, 2005 and was repaid in full by Pascall on the March 31, 2005 due date.

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

   RO ACQUISITION

      On September 2, 2005, EMRISE Electronics acquired all of the issued and outstanding shares of common stock of RO under the terms of a stock purchase agreement dated effective as of August 31, 2005 and amended as of September 28, 2005. The purchase price consisted of $2,400,000 in cash paid at closing and an additional $600,000 in cash paid in two equal installments in October 2005 and October 2006, which amounts were partially offset by $35,000 received from the former RO shareholders to compensate for balance sheet adjustments.. The acquisition purchase price was funded with cash on-hand. In addition, concurrently with the closing of the acquisition of RO, EMRISE Electronics paid in full all then existing credit facilities of RO in the aggregate amount of $1,602,000.

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

      In connection with the execution of the stock purchase agreement, EMRISE Electronics executed a lease agreement with Caspian Associates for the lease of 25,700 square feet of a 30,700 square feet building located at 246 Caspian Drive, Sunnyvale, California. The lease provided for a two-year term commencing on September 1, 2005 and ending on August 31, 2007, at a base rent of $9,210 per month. Additionally, the lease provided for an extension of the lease term for an additional three years, to August 31, 2010, and a rent increase if RO achieves certain net sales and cumulative gross profit targets. However, the targets were eliminated from the lease when the property was sold on November 1, 2006. Also, on March 1, 2007, the lease converted into a month-to-month tenancy where either party may provide the other with 30 days' notice to terminate the lease. We terminated the lease on March 31, 2007. Prior to termination, the lease obligation was $12,280 per month, which was more than the original $9,210 because a sublessee terminated its sublease in May 2006.

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

   REVENUE RECOGNITION

      We derive revenues from sales of electronic devices and communications equipment products and services. Our sales are based upon written agreements or purchase orders that identify the type and quantity of the item being purchased and the purchase price. We recognize revenues when shipment of products has occurred or services have been rendered, no significant obligations remain on our part, and collectibility is reasonably assured based on our credit and collections practices and policies.

      We recognize revenues from domestic sales of our electronic devices and communications equipment at the point of shipment of those products. Product returns are infrequent and require prior authorization because our sales are final and we quality test our products prior to shipment to ensure they meet the specifications of the binding purchase orders under which they are shipped. Normally, when a customer requests and receives authorization to return a product, the request is accompanied by a purchase order for a replacement product.

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

      Generally, our electronic devices, network access and transmission products and communication timing and synchronization products carry a one-year limited parts and labor warranty and our communications test instruments and European network access and transmission products carry a two-year limited parts and labor warranty. Products returned under warranty are tested and repaired or replaced at our option. Historically, warranty repairs have not been material. We do not offer customer discounts, rebates or price protection on these products.

      Revenues from services such as repairs and modifications are recognized when the service has been completed and invoiced. For repairs that involve shipment of a repaired product, we recognize repair revenues when the product is shipped back to the customer. Service revenues represented approximately 4.0%, 2.6% and 5.7% of net sales during 2006, 2005 and 2004, respectively.

   INVENTORY VALUATION

      Our finished goods electronic devices inventories generally are built to order. Our communications equipment inventories generally are built to forecast, which requires us to produce a larger amount of finished goods in our communications equipment business so that our customers can promptly be served. Our products consist of numerous electronic and other parts, which necessitates that we exercise detailed inventory management. We value our inventory at the lower of the actual cost to purchase or manufacture the inventory (first-in, first-out) or the current estimated market value of the inventory (net realizable value). We perform physical inventories at least once a year. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next twelve months. Additionally, to determine inventory write-down provisions, we review product line inventory levels and individual items as necessary and periodically review assumptions about forecasted demand and market conditions. Any parts or finished goods that we determine are obsolete, either in connection with the physical count or at other times of observation, are reserved for and subsequently discarded and written-off.

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

   FOREIGN CURRENCY TRANSLATION

      We have foreign subsidiaries that together accounted for approximately 63.5% of our net revenues, 56.4% of our assets and 56.9% of our total liabilities as of and for the year ended December 31, 2006. In preparing our consolidated financial statements, we are required to translate the financial statements of our foreign subsidiaries from the currencies in which they keep their accounting records into United States dollars. This process results in exchange gains and losses which, under relevant accounting guidance, are included either within our statement of operations or as a separate part of our net equity under the caption "accumulated other comprehensive income (loss)."

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

      Based on our assessment of the factors discussed above, we consider the functional currency of each of our international subsidiaries as each subsidiary's local currency. Accordingly, we had cumulative translation gains of $698,000 and losses of $870,000 that were included as part of accumulated other comprehensive income (loss) within our balance sheets at December 31, 2006 and 2005, respectively. During the years ended December 31, 2006 and 2005, we included translation adjustment gains of approximately $1,568,000 and losses of approximately $1,357,000, respectively, under accumulated other comprehensive income (loss).

      If we had determined that the functional currency of our subsidiaries was United States dollars, these gains or losses would have decreased or increased our gain or loss for 2006 and 2005. The magnitude of these gains or losses depends upon movements in the exchange rates of the foreign currencies in which we transact business as compared to the value of the United States dollar. These currencies include the euro, the British pound sterling and the Japanese yen. Any future translation gains or losses could be significantly higher or lower than those we recorded for these periods.

      A $6,730,000 loan payable from EEL to EMRISE was outstanding as of December 31, 2006. The majority of this loan is expected to be outstanding indefinitely. Therefore, exchange rate losses and gains on this loan are recorded in cumulative translation gains or losses in the equity section of the balance sheet.

   INTANGIBLES, INCLUDING GOODWILL

      We periodically evaluate our intangibles, including goodwill, for potential impairment. Our judgments regarding the existence of impairment are based on legal factors, market conditions and operational performance of our acquired businesses.

      In assessing potential impairment of goodwill, we consider these factors as well as forecasted financial performance of the acquired businesses. If forecasts are not met, we may have to record additional impairment charges not previously recognized. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of those respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets that were not previously recorded. If that were the case, we would have to record an expense in order to reduce the carrying value of our goodwill. On January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, and were required to analyze our goodwill for impairment issues by June 30, 2002, and then at least annually after that date or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. At December 31, 2006, the reported goodwill totaled $12,995,000. During 2006, we did not record any impairment losses related to goodwill and other intangible assets.

      In conjunction with our July 2004 acquisition of Larus Corporation, we commissioned a valuation firm to determine what portion of the purchase price should be allocated to identifiable intangible assets. The intangible values are as follows: Larus trade name and trademark are valued at $750,000, and the technology and customer relationships are valued at $1,350,000. Goodwill associated with the Larus Corporation acquisition totaled $4,043,000. The Larus trade name and trademark were determined to have indefinite lives and therefore are not being amortized but rather are being periodically tested for impairment. The technology and customer relationships were both estimated to have ten-year lives.

      In conjunction with our March 2005 acquisition of Pascall, we commissioned a valuation firm to determine what portion of the purchase price should be allocated to identifiable intangible assets. The Pascall trade name and trademark are valued at $500,000. The covenants not to compete that were obtained from Pascall's former affiliates are valued at $200,000. The backlog was valued at $200,000. Total amortization expense of $393,000 and $310,000 was charged to administrative expense in 2006 and 2005, respectively. The Pascall trade name and trademark were determined to have indefinite lives and therefore are not being amortized but rather are being periodically tested for impairment. The covenants not to compete and backlog are being amortized over their respective three-year and two-year durations. We estimated that the goodwill associated with the Pascall acquisition totaled $4,634,000.

      In conjunction with our acquisition of RO, we commissioned a valuation firm to determine what portion of the purchase price should be allocated to identifiable intangible assets. The valuation study of RO's intangibles was completed in June 2006. We initially estimated the intangibles to be valued as follows: technology, $484,000, trademarks, $300,000 and customer relationships, $200,000. The valuation study resulted in the following valuations: technology, $500,000, trademarks, $350,000 and customer relationships, $350,000. The intangibles were adjusted to the appraised values in the second quarter of 2006. The technology and customer relationships are being amortized over 10 years on their appraised values, and the trademarks are not being amortized due to the inability to determine an estimated life.

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

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

                                                                                             RESULTS AS A PERCENTAGE
                                                                                              OF NET SALES FOR THE
                                            YEAR ENDED             DOLLAR      PERCENTAGE          YEAR ENDED
                                           DECEMBER 31,           VARIANCE      VARIANCE          DECEMBER 31,
                                      -----------------------    FAVORABLE      FAVORABLE    -----------------------
                                         2006         2005     (UNFAVORABLE)  (UNFAVORABLE)     2006         2005
                                      ----------   ----------  -------------  -------------  ----------   ----------
                                                                  (DOLLARS IN THOUSANDS)
Net sales
   Electronic devices...............  $   32,702   $   25,687  $       7,015          27.3%       70.5%        62.2%
   Communications equipment.........      13,682       15,583         (1,901)        (12.2%)      29.5%        37.8%
                                      ----------   ----------  -------------  -------------  ----------   ----------
Total net sales.....................  $   46,384   $   41,270  $       5,114          12.4%      100.0%       100.0%
                                      ----------   ----------  -------------  -------------  ----------   ----------

Cost of sales
   Electronic devices...............  $   20,955   $   15,527  $      (5,428)        (35.0%)      45.2%        37.6%
   Communications equipment.........       8,458        8,187           (271)         (3.3%)      18.2%        19.8%
                                      ----------   ----------  -------------  -------------  ----------   ----------
   Total cost of sales..............  $   29,413   $   23,714  $      (5,699)        (24.0%)      63.4%        57.5%
                                      ----------   ----------  -------------  -------------  ----------   ----------

Gross profit
   Electronic devices...............  $   11,747   $   10,160  $       1,587          15.6%       25.3%        24.6%
   Communications equipment.........       5,224        7,396         (2,172)        (29.4%)      11.3%        17.9%
                                      ----------   ----------  -------------  -------------  ----------   ----------
   Total gross profit...............  $   16,971   $   17,556  $        (585)         (3.3%)      36.6%        42.5%
                                      ----------   ----------  -------------  -------------  ----------   ----------

Selling, general and administrative
   expenses.........................  $   16,117   $   13,707  $      (2,410)        (17.6%)      34.7%        33.2%
Engineering and product development.       3,085        2,621           (464)        (17.7%)       6.7%         6.4%
Operating (loss) income.............      (2,231)       1,228         (3,459)       (281.7%)      (4.8%)        3.0%
Interest expense....................        (490)        (455)           (35)         (7.7%)      (1.1%)       (1.1%)
Interest income.....................          89          153            (64)        (41.8%)       0.2%         0.4%
Other income and expense, net.......        (364)         248           (612)       (246.8%)      (0.8%)        0.6%
(Loss) income before income taxes...      (2,996)       1,174         (4,170)       (355.2%)      (6.5%)        2.8%
Income tax expense (benefit)........         619         (267)          (886)       (331.8%)       1.3%        (0.6%)
                                      ----------   ----------  -------------  -------------  ----------   ----------
Net (loss) income...................  $   (3,615)  $    1,441  $      (5,056)       (350.9%)      (7.8%)        3.5%
                                      ==========   ==========  =============  =============  ==========   ==========

      NET SALES. The $5,114,000 (12.4%) increase in total net sales for 2006 as compared to 2005 resulted from the combination of a $7,015,000 (27.3%) increase in net sales of our electronic devices and a $1,901,000 (12.2%) decrease in net sales of our communications equipment products and services.

      ELECTRONIC DEVICES. The increase in net sales within our electronic devices segment was primarily due to a $6,894,000 (48.8%) increase in sales of power supplies to $21,026,000 in 2006 from $14,132,000 in 2005. Contributing to this increase was a $3,307,000 (240.5%) increase in RO's sales of power supplies due to inclusion of a full year of RO's sales in 2006 as compared to only four months of RO's sales included in 2005 because we acquired RO on August 31, 2005. Pascall increased its sales of power supplies by $1,853,000 (23.0%) to $9,927,000 in 2006. However, we acquired Pascall on March 18, 2005, so only nine and one-half months of sales for Pascall were included in our 2005 sales. The remainder of the $1,753,000 increase in sales of power supplies was due to an increase in sales volume for XPS. Sales of RF devices by Pascall increased by $614,000 (19.9%) to $3,697,000 in 2006 as compared to $3,083,000 in 2005 due to increased sales volume. Sales of switches were $6,580,000, which approximated sales of switches in the prior year. Sales of power supplies are expected to increase in 2007 due to our in-flight-entertainment contracts received or expected and our Eurofighter Typhoon aircraft contracts. We also expect future growth in sales for our new VLP(R) rotary switch.

      COMMUNICATIONS EQUIPMENT. The majority of the decrease in sales within our communications equipment segment was due to a $1,446,000 (48.6%) decrease in sales of test equipment to $1,530,000 as compared to $2,976,000. This decrease was mainly due to a lower volume of sales caused by the erosion of the communications industry customer base for our test instruments due to our decision to not invest further in this product line, leaving us mainly selling to customers providing upgrades for a Federal Aviation Administration modernization project. Sales of our network access and transmission products decreased $561,000 (6.4%) to $8,269,000 in 2006 as compared to $8,830,000 in
2005. This decrease resulted from a $972,000 decrease in our CXR Larus U.S.-based sales primarily due to decreased sales volume due to competition, offset by a $411,000 increase in our CXR-AJ French-based sales due to increased sales volume. Partially offsetting these decreases was a modest increase in the sales of our timing systems by CXR Larus of $94,000 (3.6%) to $2,728,000. We expect that sales for CXR-AJ network access products will improve in 2007 while test instrument sales will remain at low levels or decline further. With the introduction of the new TiemPo(TM) 6400 communication timing and synchronization product from CXR Larus, we anticipate an improvement in sales of timing products in 2007.

      GROSS PROFIT. Gross profit as a percentage of total net sales decreased to 36.6% from 42.5% for the prior year period due to a decrease in communications equipment sales. In dollar terms, gross profit decreased by $585,000 (3.3%) to $16,971,000 for 2006 as compared to $17,556,000 for 2005 due to a $2,172,000 reduction in gross profit within our communications equipment segment that more than offset a $1,587,000 increase in gross profit within our electronic devices segment.

      ELECTRONIC DEVICES. The $1,587,000 (15.6%) increase in gross profit within this segment was primarily due to a $1,318,000 (32.6%) increase to $6,931,000 for our U.K. power supply operations. Of this increase, Pascall provided $868,000 due to an increase in sales volume and inclusion of a full year of operations in 2006, and XPS contributed $450,000 due to increased sales volume. Also contributing to the increase in gross profit was the addition of a full year of gross profit of $292,000 for RO. Gross profit for switches produced by Digitran remained constant at $2,901,000.

      COMMUNICATIONS EQUIPMENT. The $2,172,000 reduction in gross profit within this segment was primarily due to a decrease of $1,151,000 in test equipment gross profit due to decreased sales volume. In addition, gross profit for our CXR Larus communication timing and network access products declined $926,000 due to a $707,000 decrease in revenues due to a decrease in sales volume and a decrease in inventory carrying values for certain items deemed to be slow moving. The gross profit at our CXR-AJ French operation declined $107,000 due to a $463,000 decrease in revenues due to a decrease in sales volume and a change in accounting policy necessitating an increase in inventory write-off.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Our selling, general and administrative expenses increased in dollar terms and increased as a percentage of net sales to 34.7% in 2006 from 33.2% in 2005. The $2,410,000 (17.6%)
increase in selling, general and administrative expenses for 2006 as compared to 2005 resulted from:

      o $1,542,000 of administrative expenses related to the restatement of our 2005 and 2006 financial statements and the reaudit of our 2003, 2004 and 2005 financial statements. The restatement was necessary because sales of $224,000 were recorded in 2004 instead of appropriately being recorded in 2005. The $1,542,000 of administrative expenses included $1,282,000 of audit expense (as compared to $668,000 in 2005) and $261,000 of legal expense;

      o an increase in administrative expenses primarily due to the increase and inclusion of $325,000 and $356,000 of administrative costs for Pascall and RO, respectively; and

      o a $522,000 expense related to increasing employee compensation-related reserves.

      We anticipate that selling, general and administrative expenses for 2007 will decrease from the level experienced in 2006 due the completion of our reaudit and restatement.

      ENGINEERING AND PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses consist primarily of new product development engineering activities. The $464,000 (19.6%) increase in these expenses resulted primarily from the increase of $418,000 of expenses attributable to our decision to accelerate the introduction of TiemPo(TM) 6400, a new substantially improved timing system product, and a $243,000 increase in engineering expenses attributable to RO. The increase in engineering expense for the TiemPo(TM) 6400 was mainly due to $585,000 of contract engineering expenses we incurred in 2006 to accelerate product development of our new synchronization timing product. These increases were partially offset by a $177,000 reduction of engineering expenses for switches and power supplies. Overall engineering and product development expenses in 2007 are anticipated to be at level similar to the overall level in 2006.

      INTEREST EXPENSE AND INCOME. The $35,000 increase in interest expense in 2006 was due to larger loan balances. We recorded $153,000 of interest income in 2005, which we earned on the proceeds of the January 2005 private placement.

      OTHER INCOME AND EXPENSE, NET. Other expense in 2006 of $364,000 was primarily due to currency exchange loss. Other income of $248,000 in 2005 primarily resulted from a $100,000 gain due to the sale of our T-Com product line and a $123,000 net currency exchange gain. The T-Com technology and tangible assets had no carrying value.

      INCOME TAX EXPENSE (BENEFIT). The $619,000 income tax expense in 2006 includes $474,000 of foreign taxes and $36,000 of state taxes. We recorded a $109,000 provision for federal tax in 2006 to reduce our deferred tax assets for federal purposes and to reduce the amount of operating loss carryforwards recognized. An income tax benefit of $267,000 was recorded in 2005 primarily because we reduced our tax asset valuation allowance by $555,000 and recorded a federal tax benefit of $150,000 that was offset by a foreign tax provision of $408,000 and a state tax provision of $30,000.

      NET (LOSS) INCOME. Net loss for 2006 was $3,615,000 as compared to net income of $1,441,000 for 2005. Major contributors to this $5,056,000 difference were as follows:

      o $1,542,000 of expenses related to the restatement and reaudit of our financial statements;

      o a $2,172,000 lower gross profit of our communications equipment segment primarily due to decreased sales volumes;

      o an $886,000 increase in tax provision primarily due to the $555,000 reduction in our tax asset valuation allowance in 2005 and increases in foreign and state taxes in 2006;

      o a $612,000 decrease in other income and loss primarily due to currency exchange losses in 2006 as compared to a $123,000 net currency exchange gain in 2005; and

      o a $522,000 expense related to increasing employee compensation-related reserves.

      These negative amounts were partially offset with a $1,587,000 increase in gross profit for our electronic devices segment primarily due to a $7,015,000 increase in net sales in this segment.

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

                                                                                             RESULTS AS A PERCENTAGE
                                                                                              OF NET SALES FOR THE
                                            YEAR ENDED             DOLLAR      PERCENTAGE          YEAR ENDED
                                           DECEMBER 31,           VARIANCE      VARIANCE          DECEMBER 31,
                                      -----------------------    FAVORABLE      FAVORABLE    -----------------------
                                         2005         2004     (UNFAVORABLE)  (UNFAVORABLE)     2005         2004
                                      ----------   ----------  -------------  -------------  ----------   ----------
                                                                  (DOLLARS IN THOUSANDS)
Net sales
   Electronic devices...............  $   25,687   $   15,262  $      10,425          68.3%       62.6%        51.5%
   Communications equipment.........      15,583       14,375          1,208           8.4%       37.8%        48.5%
                                      ----------   ----------  -------------  -------------  ----------   ----------
Total net sales.....................  $   41,270   $   29,637         11,633          39.3%      100.0%       100.0%
                                      ----------   ----------  -------------  -------------  ----------   ----------

Cost of sales
   Electronic devices...............  $   15,527   $    9,024         (6,503)       (72.1)%       37.6%        30.4%
   Communications equipment.........       8,187        7,065         (1,122)       (15.9)%       19.8%        23.8%
                                      ----------   ----------  -------------  -------------  ----------   ----------
   Total cost of sales..............  $   23,714   $   16,089         (7,625)       (47.4)%       57.5%        54.3%
                                      ----------   ----------  -------------  -------------  ----------   ----------

Gross profit
   Electronic devices...............  $   10,160   $    6,238          3,922          62.9%       24.6%        21.0%
   Communications equipment.........       7,396        7,310             86           1.2%       17.9%        24.7%
                                      ----------   ----------  -------------  -------------  ----------   ----------
   Total gross profit...............  $   17,556   $   13,548          4,008          29.6%       42.5%        45.7%
                                      ----------   ----------  -------------  -------------  ----------   ----------

Selling, general and administrative
   expenses.........................  $   13,707   $   10,212         (3,495)         34.2%       33.2%        34.6%
Engineering and product development.       2,621        1,521         (1,100)       (72.3)%        6.4%         5.1%
Operating income....................       1,228        1,815           (587)       (32.3)%        3.0%         6.1%
Interest expense....................        (455)        (433)           (22)        (5.1)%      (1.1)%       (1.5)%
Interest income.....................         153           --            153            --         0.4%         0.0%
Other income (expense), net.........         248           (6)           254       4,233.3%        0.6%         0.0%
Income before income taxes..........       1,174        1,376           (202)       (14.7)%        2.8%         4.6%
Income tax (benefit) expense .......        (267)          49            316         644.9%      (0.6)%         0.2%
                                      ----------   ----------  -------------  -------------  ----------   ----------
Net income..........................  $    1,441   $    1,327  $         114           8.6%        3.5%         4.5%
                                      ==========   ==========  =============  =============  ==========   ==========

      NET SALES. The $11,633,000 (39.3%) increase in total net sales for 2005 as compared to 2004 resulted from the combination of a $10,425,000 (68.3%) increase in net sales of our electronic devices and a $1,208,000 (8.4%) increase in net sales of our communications equipment products and services.

      ELECTRONIC DEVICES. The increase in net sales within our electronic devices segment resulted primarily from the inclusion in our 2005 results of Pascall's $11,157,000 sales of power supplies and RF devices and RO's $1,925,000 sales of power conversion products and licensing. This increase occurred despite a $2,939,000 (32.0%) decrease in sales at XPS primarily related to reduced sales of power supplies due to the delay of deliveries for the Eurofighter Typhoon aircraft. Sales of switches manufactured by Digitran increased $1,021,000 (18.5%) to $6,545,000 for 2005 from $5,524,000 for the prior year period due to sales of new rotary switches and other new programs for our digital switches.

      We first reported sales of RF devices during the three months ended March 31, 2005 as a result of our acquisition of Pascall. We acquired RO on August 31, 2005. If we excluded sales by Pascall from March 18, 2005 through December 31, 2005 and sales by RO for September 1, 2005 through December 31, 2005, our electronic devices segment sales would have declined by $2,657,000 or (17.4%) for 2005.

      COMMUNICATIONS EQUIPMENT. The $1,208,000 increase in net sales within our communications equipment segment resulted primarily from the inclusion in our 2005 results of the full year of $5,974,000 of net sales of communication timing and synchronization products attributable to our acquisition of Larus Corporation that occurred on July 13, 2004 as compared to sales of $3,424,000 for the period from July 13, 2004 to December 31, 2004. This increase occurred despite a $869,000 (24.6%) decline in net sales of test instruments primarily due to delays and reductions in expected orders from large carriers. Sales of network access equipment produced by CXR-AJ decreased by $380,000 (6.2%) to $5,759,000 in 2005 as compared to $6,139,000 in 2004 due to lower sales volume in military markets.

      GROSS PROFIT. Gross profit as a percentage of total net sales decreased to 42.5% from 45.7% for the prior year period due to a lower gross margin for our communications equipment segment. In dollar terms, gross profit increased by $4,008,000 (29.6%) to $17,556,000 for 2005 as compared to $13,548,000 for 2004 primarily as a result of the addition of gross profit from Pascall and RO.

      ELECTRONIC DEVICES. The $3,922,000 (62.9%) increase in gross profit for our electronic devices segment was primarily due to the inclusion in our results for 2005 of $3,484,000 of gross profit from Pascall and $788,000 of gross profit from RO. Partially offsetting these increases was a $244,000 reduction in gross profit from switches primarily due to product mix and a $399,000 decrease in gross profit on power supplies produced by XPS as a direct result of reduced sales volume due to contract delivery delays for the Eurofighter Typhoon aircraft. XCEL Japan Ltd. increased its gross profit by $346,000 (62.0%) to $904,000 from $558,000 in the prior year due to increased sales of higher margin military switches.

      COMMUNICATIONS EQUIPMENT. This segment had a slight $86,000 decrease in gross profit. CXR Larus contributed $2,755,000 of gross profit for 2005 relating to net sales of network access and communication timing and synchronization products as compared to $1,782,000 for the period from July 13, 2004 to December 31, 2004. Gross profit for test instruments decreased $805,000 (30.4%) to $1,845,000 in 2005 as compared to $2,650,000 in 2004 due to lower volume. Due to reduced overhead costs, CXR-AJ recorded a relatively low $84,000 decrease in gross profit despite a $359,000 decline in sales, resulting in a gross margin for CXR-AJ of 42.0% in 2005 as compared to a gross margin for CXR-AJ of 41.0% in 2004.

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

      o a $1,505,000 (48.5%) increase in other selling and marketing expenses primarily due to an increase of $694,000 and the inclusion of $924,000 and $71,000 of selling expenses of our Larus division, Pascall and RO, respectively, attendance at tradeshows and increased advertising and marketing of our electronic devices. These increases were partially offset by decreases in these expenses of $71,000 for test instruments and $118,000 at CXR-AJ;

      o a $1,622,000 (25.1%) increase in administrative expenses primarily due to the increase or inclusion of $337,000 and $775,000 of administrative costs for our Larus division and Pascall, respectively;

      o $74,000 in severance costs we recorded to administrative expense to reflect a consolidation of CXR Larus' operations;

      o a $55,000 expense we recorded for a repair provision for the building in Wales that we vacated to combine our coil winding business with XPS's operations in Ashford, England; and

      o a $144,000 increase in our domestic legal expenses and a $282,000 increase in our domestic accounting and auditing expenses plus an increase of $227,000 in consulting fees relating to internal control documentation in response to the Sarbanes-Oxley Act of 2002.

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

      INTEREST EXPENSE AND INCOME. Interest expense increased by $22,000 (5.1%) to $455,000 for 2005 as compared to $433,000 for 2004. In addition, we recorded $153,000 of interest income in 2005, which we earned on the proceeds of the January 5, 2005 private placement. We did not have interest income during 2004.

      OTHER INCOME AND EXPENSE, NET. Other income of $248,000 for 2005 primarily resulted from a $100,000 gain due to the sale of our T-Com product line and $123,000 of a net currency exchange gain. The T-Com technology and tangible assets had no carrying value.

      INCOME TAX (BENEFIT) EXPENSE. Income tax benefit for 2005 was $267,000, compared to an expense of $49,000 for 2004 primarily because we reduced our tax asset valuation allowance by $555,000 and recorded a federal tax benefit of $150,000 that was offset by our foreign tax provision of $408,000 and a state tax provision of $30,000.

      NET INCOME. Net income for 2005 increased by $114,000 to $1,441,000 as compared to $1,327,000 for 2004. The increase was primarily due to an increase in gross profit in our electronic devices segment resulting from our acquisitions of Pascall and RO. We continue to closely monitor costs throughout our operations and have reduced costs through staffing reductions in our communications equipment operations in the United States and France as indicated above.

LIQUIDITY AND CAPITAL RESOURCES

      During 2006, we funded our operations primarily through revenue generated from our operations and through our previous line of credit with Wells Fargo Bank, N.A. ("Bank credit facility"), a new credit facility ("WFBC credit facility") with Wells Fargo Bank acting through its Wells Fargo Business Credit operating division ("WFBC"), and facilities with various foreign banks. As of December 31, 2006, we had working capital of $9,611,000, which represented a $3,347,000 (25.8%) decrease from working capital of $12,958,000 at December 31, 2005, primarily due to the $1,542,000 of expenses we incurred in 2006 related to the restatement and reaudit of our financial statements and increased accrued expenses. At December 31, 2006 and 2005, we had accumulated deficits of $18,733,000 and $15,118,000, respectively, and cash and cash equivalents of $3,802,000 and $4,371,000, respectively.

      Accounts receivable decreased $193,000 (2.1%) during 2006, from $9,413,000 as of December 31, 2005 to $9,220,000 as of December 31, 2006. Days sales outstanding, which is a measure of our average accounts receivable collection period, decreased from 67 days for 2005 to 63 days for 2006. Our customers include many Fortune 100 companies in the United States and similarly large companies in Europe and Asia. Because of the financial strength of our customer base, we incur few bad debts.

      Inventory balances increased $298,000 (2.9%) during 2006, from $10,277,000 at December 31, 2005 to $10,575,000 at December 31, 2006. Inventory represented 23.6% and 23.1% of our total assets as of December 31, 2006 and December 31, 2005, respectively. Inventory turnover, which is a ratio that indicates how many times our inventory is sold and replaced over a specified period, was 2.8 times for 2006 as well as for 2005.

      We took various actions to reduce costs in 2004 and 2005. These actions were intended to reduce the cash outlays of our communications equipment segment to match its revenue rate, which was negatively impacted by the telecommunications downturn of 2002 and 2003. We merged Larus Corporation with and into CXR Telcom Corporation at the end of 2004 and integrated their operations. In 2005, we contracted with a contract manufacturer, Hitachi, for production of communication timing and synchronization products at lower prices than our previous cost for in-house manufacturing for production that began in the second quarter of 2006.

      Cash used in our operating activities totaled $1,113,000 for 2006 as compared to cash provided by operating activities of $1,140,000 for 2005. This $2,253,000 decrease in operating cash flows primarily resulted from the $3,615,000 net loss and a $579,000 increase in inventory that were partially offset by depreciation, amortization and accrued expenses.

      Cash used in our investing activities totaled $785,000 for 2006 as compared to $15,044,000 for 2005. The 2006 amount consists of net increases to property, plant and equipment. Included in the results for 2005 are net cash amounts of $10,154,000 and $4,623,000 used to acquire Pascall and RO, respectively. Also in 2005, we acquired $287,000 of property, plant and equipment purchases for production equipment and computer equipment. We have guaranteed obligations of EMRISE Electronics in connection with the Pascall acquisition and have agreed to indemnify Pascall's former parent in connection with obligations under Pascall's facilities lease.

      Cash provided by our financing activities totaled $391,000 for 2006 as compared to $18,050,000 for 2005. The change is primarily due to the net proceeds in 2005 of $16,060,000 from the issuance of common stock in our January 2005 private placement of 12,503,500 shares of common stock at a purchase price of $1.44 per share and five-year investor warrants to purchase up to an additional 3,125,875 shares of our common stock at an exercise price of $1.73 per share. We paid cash placement agent fees and expenses of approximately $961,000, and issued five-year placement warrants to purchase up to an aggregate of 650,310 shares of common stock at an exercise price of $1.73 per share in connection with the offering.

      At December 31, 2005, we had $3,283,000 of outstanding borrowings under lines of credit with foreign banks. At December 31, 2006, outstanding borrowings and availability under our revolving lines of credit were as follows:

                                                        Maximum                           Actual
                                                      Contractual      Outstanding       Remaining
                                                      Availability      Borrowings      Availability
                                                     --------------   --------------   --------------
      Line of credit with a U.S. commercial lender   $    2,080,000   $    1,978,000   $      102,000
      Lines of credit with foreign banks                  5,687,000        2,332,000        3,355,000
                                                     --------------   --------------   --------------
                                                     $    7,767,000   $    4,310,000   $    3,457,000
                                                     --------------   --------------   --------------

      Actual remaining availability represents the additional amount we were eligible to borrow as of December 31, 2006. Maximum contractual availability represents the maximum amount of availability provided under the contract as of that date and includes the actual remaining availability.

      In addition to the revolving lines of credit, at December 31, 2006, we had long-term loans and capitalized lease and equipment loan obligations totaling $1,049,000, the current portion of which loans and obligations totaled $516,000. At December 31, 2005, our long-term loans and capitalized lease and equipment loan obligation totaled $1,246,000, the current portion of which loans and obligation totaled $504,000.

      Below are descriptions of key terms of our various domestic and foreign credit facilities and debt obligations.

      On August 25, 2005, we and two of our subsidiaries, CXR Larus and EMRISE Electronics, acting as guarantors, obtained the Bank credit facility for our United States operations. The Bank credit facility provided a $9,000,000 revolving line of credit secured by accounts receivable, other rights to payment and general intangibles, inventories and equipment, with an interest rate adjusted monthly based on the prime rate.

      The Bank credit facility also provided for a term loan of $150,000 secured by equipment, amortizable over 36 months at a variable rate equal to the prime rate plus 1.5%. In addition, Wells Fargo Bank provided us with credit for the purchase of new capital equipment when needed, with an interest rate equal to the 90-day London InterBank Offered Rate ("LIBOR") (5.36% at December 31, 2006) plus 3.75% per annum. Amounts borrowed under this arrangement are being amortized over 60 months from the respective dates of borrowing and secured by the purchased equipment.

      We and Wells Fargo Bank amended the credit facility in November 2005 and March 2006 to revise various covenants and other provisions. On September 19, 2006, we entered into a Third Amendment to Credit Agreement effective as of September 1, 2006 with Wells Fargo Bank. The amendment provided for the waiver by Wells Fargo Bank of certain violations of financial covenants. The amendment also provided for the reduction in the amount of the Bank credit facility from $9,000,000 to $1,500,000 and limited borrowings to 80% of eligible accounts receivable. In connection with the amendment, we executed a Revolving Line of Credit Note dated September 1, 2006 in the amount of $1,500,000. On October 9, 2006, we executed a letter agreement dated effective October 1, 2006 with Wells Fargo Bank extending the maturity date of the $1,500,000 note to October 20, 2006.

      On November 13, 2006, Wells Fargo Bank issued a notice of default and demand for payoff with respect to the $1,500,000 note. All obligations under the note were due and payable on November 20, 2006. On November 24, 2006, we entered into a Forbearance Agreement with Wells Fargo Bank, dated effective as of November 20, 2006, whereby Wells Fargo Bank agreed to forbear from exercising its rights under the Bank credit facility as described in the notice of default and demand for payoff through December 1, 2006. On December 1, 2006, EMRISE Corporation, EMRISE Electronics, CXR Larus, RO and WFBC entered into a Credit and Security Agreement ("WFBC credit facility") providing for a revolving line of credit and term loan. On December 5, 2006, we paid off the $1,500,000 Bank credit facility in full.

      The WFBC credit facility provides for a $5,000,000 revolving line of credit that expires on December 1, 2009 and is secured by accounts receivable, other rights to payment and general intangibles, inventories and equipment. The line of credit is formula-based and generally provides that the outstanding borrowings under the line of credit may not exceed an aggregate of 85% of eligible accounts receivable plus 10% of the value of eligible finished goods inventory. Interest is payable monthly. The interest rate is variable and is adjusted monthly based on the prime rate plus 1%. The prime rate at December 1, 2006 was 8.25%.

      The WFBC credit facility is subject to an unused line fee equal to 0.25% per annum, payable monthly based on the average daily unused amount of the line of credit. The WFBC credit facility is also subject to a minimum monthly interest charge of $8,500 with respect to the revolving line of credit.

      The WFBC credit facility is subject to various financial covenants on a consolidated basis as follows. The minimum debt service coverage ratio must be greater than 1.20:1.00 on a trailing quarterly basis. "Debt service coverage ratio" is defined as net income after taxes, plus depreciation, plus amortization, plus or minus changes in deferred taxes, minus capital expenditures and minus any dividends or distributions, divided by the current maturities of long-term debt paid or scheduled to be paid plus any payments on subordinated debt. The WFBC credit facility also requires that we maintain a minimum book net worth, determined at the end of each calendar month, in an amount not less than $26,900,000 for the months ended December 31, 2006, January 31, 2007 and February 28, 2007 and of not less than that amount plus 80% of our net income for each calendar quarter ending on or after March 31, 2007 and for each calendar month ending on or after March 31, 2007. We were not permitted to incur a net loss of greater than $1,150,000 for 2006, and for each quarterly period occurring after December 31, 2006, our net income must not be less than $0.

      If WFBC terminates the WFBC credit facility during a default period, or if we terminate or reduce the WFBC credit facility prior to the maturity date, or if we prepay the term loan portion of the facility, we will be subject to penalties as follows: if the termination or prepayment occurs during the one year period after the initial funding date, the penalty is equal to 3% of the maximum line amount and/or prepayment amount; if the termination or prepayment occurs during second year after the initial funding date, the penalty is equal to 2% of the maximum line amount and/or prepayment amount; and if the termination or prepayment occurs at any time after the second anniversary of the initial funding date and prior to the maturity date, the penalty is equal to 1% of the maximum line amount and/or prepayment amount.

      In the event of a default and continuation of a default, Wells Fargo may accelerate the payment of the principal balance, requiring us to pay the entire indebtedness outstanding on that date. From and after the maturity date of the WFBC credit facility, or any earlier date that all principal owing under the WFBC credit facility becomes due and payable by acceleration or otherwise, the outstanding principal balance will bear interest until paid in full at an increased rate per annum equal to 3% above the rate of interest in effect from time to time under the WFBC credit facility.

      The WFBC credit facility also provides for a term loan of $200,000 secured by accounts receivable, other rights to payment, and general intangibles, inventories and equipment, amortizable over 36 months at a variable rate equal to the prime rate plus 1%.

      As of December 31, 2006, we had balances of $1,978,000 outstanding on the revolving line of credit and $200,000 outstanding on the term loan. Availability on the WFBC revolving line of credit was $102,000. As of December 31, 2006, we were not in compliance with the loan's financial covenants for net worth and net losses. However, we have obtained a waiver from WFBC for those covenant violations. WFBC is modifying the financial covenants for 2007.

      As of December 31, 2006, our foreign subsidiaries had credit facilities, including lines of credit and term loans, with Lloyds TSB Bank PLC ("Lloyds TSB") and Lloyds TSB Commercial Finance Limited ("Lloyds") in England, IFN Finance, a subsidiary of ABN AMRO Holdings, N.V., Banc National de Paris, Societe Generale in France, and Sogelease and Johnan Shinkin Bank in Japan. At December 31, 2006, the balances outstanding under our United Kingdom, France and Japan credit facilities were $1,762,000, $1,156,000 and $15,000, respectively.

      On July 8, 2005, XPS and Pascall obtained a credit facility with Lloyds. At the same time, the credit facility of Venture Finance PLC, a subsidiary of ABN AMRO Holdings, N.V., was terminated, and all debt to Venture Finance PLC was paid off. The Lloyds facility provides a revolving loan secured by receivables, with a maximum availability of 2,100,000 British pounds sterling (approximately $4,114,000 based on the exchange rate in effect on December 31, 2006). The annual interest rate on the revolving loan is 1.5% above the Lloyds TSB base rate. The Lloyds TSB base rate was 5.0% at December 31, 2006. The financial covenants include a 50% cap on combined export gross sales of XPS and Pascall and days sales outstanding of less than 65 days, and the funding balance is capped at 125% of XPS and Pascall combined gross sales. Based on our long-term relationship with Lloyds Bank, we anticipate but can give no assurance that we will be able to renew or obtain a new credit facility from Lloyds Bank when this existing facility expires July 31, 2007.

      On August 26, 2005, XPS entered into an agreement with Lloyds for an unsecured cashflow loan of 300,000 British pounds sterling (approximately $587,000 based on the exchange rate in effect on December 31, 2006), payable over 12 months. The loan is structured as an overadvance on the previously negotiated 2,100,000 British pounds sterling revolving loan with Lloyds, bringing the maximum aggregate commitment on the revolving loan to 2,400,000 British pounds sterling (approximately $4,700,000 based on the exchange rate in effect on December 31, 2006). The interest rate is variable and is adjusted monthly based on the base rate of Lloyds TSB plus 1.9%. Lloyds TSB has sole discretion to switch the details on this overadvance account if Lloyds determines that we will have difficulty in meeting the specific reductions in the overadvance account. The balance on the XPS and Pascall revolving loans at December 31, 2006 was $1,204,000. Availability on the XPS and Pascall revolving loans was $3,015,000 as of December 31, 2006.

      On August 26, 2005, EEL, a United Kingdom-based subsidiary of ours, entered into an agreement with Lloyds TSB for an unsecured term loan of 500,000 British pounds sterling (approximately $979,000 based on the exchange rate in effect on December 31, 2006). This loan is repayable in 36 consecutive monthly installments, representing principal and interest. The interest rate is variable and is adjusted daily based on the Lloyds TSB base rate plus 2.5%. The loan also includes financial covenants. EEL must maintain profit before taxation and interest paid and payable of no less than 150% of interest paid and payable.

      In the event of a default, Lloyds may make the loans, including any outstanding principal and interest that has accrued, repayable on demand. If any amount payable is not paid when due, EEL must pay an increased interest rate per annum equal to 3% above the rate of interest in effect from time to time under the note.

      In April 2003, CXR-AJ obtained a credit facility from IFN Finance, a subsidiary of ABN AMRO N.V. This credit facility is for a maximum of $1,583,000 based on the exchange rate in effect at December 31, 2006 for the conversion of euros into United States dollars. CXR-AJ also had $28,000 of term loans with another French bank outstanding as of December 31, 2006. The IFN Finance facility is secured by accounts receivable and carries an annual interest rate of 1.6% above the French "T4M" rate. At December 31, 2006, the French T4M rate was 3.52%, and this facility had a balance of $1,128,000. This facility has no financial performance covenants. Availability on the IFN Finance credit line was $188,000 as of December 31, 2006, in addition to $152,000 availability with several other banks.

      XCEL Japan Ltd., or XJL, obtained a term loan on November 29, 2002 from Johnan Shinkin Bank. The loan is amortized over five years, carries an annual fixed interest rate of 3.25% and is secured by the assets of XJL. The balances of the loan as of December 31, 2006 and 2005 were $15,000 and $32,000, respectively, using the exchange rates in effect at those dates for conversion of Japanese yen into United States dollars. There are no financial performance covenants applicable to this loan.

      Our backlog was $25,784,000 as of December 31, 2006 as compared to $22,150,000 as of December 31, 2005. The increase in backlog was primarily due to an increase of $3,282,000 in power supply backlog at our U.K. subsidiaries, XPS and Pascall. In addition, CXR-AJ increased its backlog of network access products by $449,000. Our backlog as of December 31, 2006 was approximately 96% related to our electronic devices business, which business tends to provide us with long lead-times for our manufacturing processes due to the custom nature of the products, and approximately 4% related to our communications equipment business, which business tends to deliver standard products from stock as orders are received. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

      The following table outlines payments due from us or our subsidiaries under our lines of credit and other significant contractual obligations over the next five years, exclusive of interest. All dollars are in thousands. The symbol "P" represents the prime rate, the symbol "B" represents the lender's base rate and the symbol "L" represents the 30-day LIBOR.

                                                       PAYMENTS DUE BY PERIOD
        CONTRACTUAL                                        (IN THOUSANDS)
      OBLIGATIONS AT                                                                            THERE-
     DECEMBER 31, 2006          2007         2008         2009         2010         2011        AFTER        TOTAL
---------------------------  ----------   ----------   ----------   ----------   ----------   ----------   ---------
Line of Credit (Domestic)    $    1,978   $       --   $       --   $       --   $       --    $      --   $   1,978
   Average Interest Rate         P+0.5%
Line of Credit (U.K.)...     $    1,204   $       --   $       --   $       --   $       --    $      --   $   1,204
   Average Interest Rate           B+2%
Overdraft (France)......     $    1,128   $       --   $       --   $       --   $       --    $      --   $   1,128
   Average Interest Rate              %
Term Loan From
Stockholders (Domestic).     $      500   $      500   $      500   $      250   $             $           $   1,750
   Average Interest Rate        P+1.5%,
                                 L+5.0%
Capital Equipment Loan
   (U.S.)...............     $       25   $       36   $       36   $       --   $             $      --   $      97
   Average Interest Rate           L+4%
Term Loans (U.S.).......     $       67   $       67   $       66   $       --   $       --    $      --   $     200
   Average Interest Rate         P+1.5%
Term Loan (U.K.)........     $      331   $      227   $       --   $       --   $       --    $      --   $     558
   Average Interest Rate           B+2%
Term Loans (France).....     $       11   $       17   $        5   $       --   $       --    $      --   $      28
   Average Interest Rate      1.2%-5.6%
Term Loan (Japan).......     $       15   $       --   $       --   $       --   $       --    $      --   $      15
   Average Interest Rate          3.25%
Capitalized Lease
  Obligations...........     $       69   $       41   $       20   $       14   $        7    $      --   $     151
Operating Leases........     $    1,016   $      877   $      623   $      264   $        9    $           $   2,799
                             ----------   ----------   ----------   ----------   ----------   ----------   ---------
                             $    6,344   $    1,775   $    1,245   $      528   $       16    $           $   9,908

      We intend to grow our business through both internal growth and further acquisitions that we identify as being potentially both synergistic and accretive of our earnings. Any additional acquisitions would likely be funded through the use of cash and/or a combination of cash and notes.

      We believe that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, including the credit facility we have with WFBC, will be adequate to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months. If, however, we are unable to renew or replace the XPS and Pascall credit facility with Lloyds Bank that expires July 31, 2007, or if our capital requirements or cash flow vary materially from our current projections or other unforeseen circumstances occur, or if we require a significant amount of cash to fund future acquisitions, we may require additional financing. Our failure to raise capital, if needed, could restrict our growth, limit our development of new products or hinder our ability to compete.

EFFECTS OF INFLATION

      The impact of inflation and changing prices has not been significant on the financial condition or results of operations of either our company or our operating subsidiaries.

IMPACTS OF NEW ACCOUNTING PRONOUNCEMENTS

      On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), SHARE-BASED PAYMENT, which is a revision of SFAS No. 123. SFAS No. 123R superseded Accounting Principles Board ("APB") Opinion No. 25, and amended SFAS No. 95, STATEMENT OF CASH FLOWS. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS 123. However, SFAS 123R generally requires share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition is no longer an alternative. We adopted this new standard on January 1, 2006 using the modified prospective method under which compensation cost is recognized beginning with the effective date of adoption (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date of adoption and
(b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of adoption that remain unvested on the date of adoption.

      SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under earlier accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules. In 2006, we recorded expenses of $131,000 relating to currently outstanding stock options. We estimate that in 2007 we will record $30,000 of additional expenses relating to currently outstanding stock options.

      The actual effects of adopting SFAS No. 123R will depend on numerous factors, including the amounts of share-based payments granted in the future, the valuation model we use to value future share-based payments to employees and estimated forfeiture rates.

      In November 2004, the FASB issued SFAS No. 151, INVENTORY COSTS, AN AMENDMENT OF ARB NO. 43, CHAPTER 4. SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period costs. The provisions of SFAS No. 151 became effective for 2006. Adoption did not have a material effect on our financial position, results of operations or cash flows.

      On December 16, 2004, the FASB issued SFAS No. 153, EXCHANGES OF NONMONETARY ASSETS, AN AMENDMENT OF APB OPINION NO. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 became effective for nonmonetary asset exchanges beginning in the second quarter of 2006. Our adoption of SFAS No. 153 has not had a material effect on our consolidated financial position, results of operations or cash flows.

      On June 7, 2005, the FASB issued SFAS No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS, A REPLACEMENT OF APB OPINION NO. 20, ACCOUNTING CHANGES, and SFAS No. 3, REPORTING ACCOUNTING CHANGES IN INTERIM FINANCIAL STATEMENTS. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 became effective for accounting changes made in fiscal years beginning after December 15, 2005. However, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. Our adoption of SFAS No. 154 has not had a material effect on our consolidated financial position, results of operations or cash flows.

      In February 2006, the FASB issued SFAS No. 155, ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS, which amends SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES and SFAS No. 140, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. Specifically, SFAS No. 155 amends SFAS No. 133 to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided the whole instrument is accounted for on a fair value basis. Additionally, SFAS No. 155 amends SFAS No. 140 to allow a qualifying special purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with early application allowed. We do not expect that the adoption of SFAS No. 155 will have a material effect on our results of operations or financial position.

      In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS. This new statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. The required effective date of SFAS No. 157 is the first quarter of 2008. We currently are evaluating the effect this statement may have on our consolidated financial statements.

      In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES. SFAS No. 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense up front cost and fees associated with the item for which the fair value option is elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, FAIR VALUE MEASUREMENTS. We currently are evaluating the effect that adoption of SFAS No. 159 would have on our financial condition or results of operations.

      In June 2006, the FASB issued Financial Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES--AN INTERPRETATION OF FASB STATEMENT NO. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The interpretation also provides guidance on derecognition, classification, interest and penalties, and other matters. These provisions are effective for us beginning in the first quarter of 2007. We currently are assessing the effect of this statement and currently do not believe that adoption will have a material effect on our consolidated financial statements.

      On June 29, 2005, the FASB ratified Emerging Issues Task Force ("EITF") Issue No. 05-06, DETERMINING THE AMORTIZATION PERIOD FOR LEASEHOLD IMPROVEMENTS. Issue No. 05-06 provides that the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease shall be the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition or the purchase. The provisions of EITF Issue No. 05-06 became effective on a prospective basis for leasehold improvements purchased or acquired beginning in the second quarter of 2006. The adoption of EITF Issue No. 05-06 has not had a material effect on our consolidated financial position, results of operations or cash flows.

      In September 2006, the Securities and Exchange Commission ("Commission") issued Staff Accounting Bulletin ("SAB") No. 108, Topic 1N, FINANCIAL STATEMENTS
- CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN THE CURRENT YEAR FINANCIAL STATEMENTS. SAB No. 108 addresses how to quantify the effect of an error on the financial statements and requires a dual approach to compute the materiality of the misstatement. Specifically, the amount of the misstatement is to be computed using both the "rollover" (that is, the current year income statement perspective) and the "iron curtain" (that is, the year-end balance sheet perspective). SAB No. 108 is effective for all fiscal years ending after November 15, 2006. Accordingly, we adopted SAB No. 108 in the fourth quarter of 2006. The adoption of SAB No. 108 did not have a material effect on our financial condition or results of operations.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      EXCHANGE RATE SENSITIVITY

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

      One of our United Kingdom subsidiaries that conducts business in British pounds sterling has a program that utilizes forward currency contracts denominated in United States dollars to offset the risk associated with the effects of currency exposure for sales in United States dollars. Under this program, increases or decreases in the subsidiary's foreign currency exposure are offset by gains or losses on the forward contracts, to mitigate the possibility of foreign currency translation gains or losses. These forward contracts generally have terms of 90 days or less. We do not use these forward contracts for trading purposes. All outstanding foreign currency forward contracts used in this program are marked to market at the end of the period with unrealized gains and losses included in other income and expense.

      Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. Net foreign exchange translation gains and losses included in other income and expense in the accompanying consolidated statements of operations totaled a $343,000 loss for 2006 and a $123,000 gain for 2005.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      On April 13, 2006, we notified Grant Thornton LLP ("GT"), the independent registered public accounting firm that was engaged as our principal accountant to audit our consolidated financial statements, that we intended to engage new certifying accountants and thereby were terminating our relationship with GT. Our decision to change accountants was approved by our audit committee and board of directors. The reason for the change was to allow us to engage an alternative firm that we believed had adequate resources and experience to provide us with the auditing and tax services we require, on a more cost-effective basis.

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

      o On April 5, 2005, in connection with its audit of our consolidated financial statements for the year ended December 31, 2004, GT advised our audit committee and management of two matters that GT considered to be "material weaknesses" as that term is defined under standards established by the Public Company Accounting Oversight Board (United States), or PCAOB. A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The first matter related to our need for additional staff with expertise in preparing required disclosures in the notes to the financial statements, and our need to develop greater internal resources for researching and evaluating the appropriateness of complex accounting principles and for evaluating the effects of new accounting pronouncements on us. Our growth during and since 2004 as a result of our acquisitions of Larus Corporation, Pascall and RO and the increased complexity surrounding our financing arrangements are major contributors to the need for additional resources in financial reporting. The second matter related to segregation of duties relating to cash disbursements. Both our assistant controller and accounts payable clerk had access to initiate the payment of invoices and print electronically signed checks. Both individuals had the ability to record transactions in the accounting system. The lack of segregation of these two functions - check-writing ability and the recording of disbursement transactions in our accounting system - represented a material weakness in the cash disbursements cycle. We considered these matters in connection with the preparation of the December 31, 2004 consolidated financial statements and also determined that no prior period financial statements were materially affected by such matters. In response to the observations made by GT, on April 7, 2005, we engaged financial consultants who are certified public accountants with the requisite background and experience to prepare required disclosures in the notes to our financial statements and to provide greater internal resources for researching and evaluating the appropriateness of complex accounting principles and for evaluating the effects that new accounting pronouncements may have on us. In addition, we recognize that the risk of an unauthorized disbursement exists without proper segregation of duties between check-writing and record keeping. However, every month we review the listing of checks produced and research any check number that is missing or questionable. We believe this type of detective control would identify unauthorized disbursements. Additionally, on May 6, 2005, we limited the system access for those individuals performing this review such that there are appropriate mitigating controls over the incompatible duties with regard to our disbursements. We believe these steps addressed the matters GT raised.

      o On August 15, 2005, in connection with its review of our condensed consolidated financial statements for the quarter ended June 30, 2005, GT advised our management of a matter that GT considered to be a material weakness. GT noted that we recorded revenue in our Pascall division for certain items previously recorded as "bill and hold" inventory. We had shipped the items to the customer on June 30, 2005, and the customer took title to the items and paid for the items. However, the customer requested that Pascall modify the items and returned the items to Pascall on July 7, 2005 under a separate contract. The return of the items by the customer subsequent to June 30, 2005 resulted in the transaction not meeting the revenue recognition criteria under SAB No. 104. The recording of these items as sales in the quarter ended June 30, 2005 resulted in an adjusting journal entry to reduce revenue by $841,000 and to reduce net income by $314,000 ($0.01 per share). GT met with our audit committee on August 18, 2005 and recommended that we review the control procedures over bill and hold arrangements to determine adherence to SAB No. 104. Our audit committee and management have undertaken an extensive review of SAB No. 104. We have sought and plan to continue to seek guidance from our financial consultants, who are certified public accountants with the requisite background and experience, to assist us in our future compliance with SAB No. 104 as it relates to control procedures over bill and hold matters and believe we have therefore remediated the material weakness. o On March 28, 2006, in connection with its audit of our consolidated financial statements for the year ended December 31, 2005, GT advised our management and audit committee of two matters that GT considered material weaknesses. GT indicated that in the area of accounting and financial reporting, it believed we had insufficient accounting resources to enable us to identify and evaluate complex accounting and reporting matters. In addition, GT recommended that we establish procedures to ensure that our Chief Financial Officer can more closely monitor information submitted to our corporate headquarters by our subsidiary controllers and oversee accounting for reserves and other areas that involving significant judgment at all company locations. GT also recommended that we establish procedures to ensure that personnel familiar with accounting principles generally accepted in the United States and with Commission disclosure requirements thoroughly evaluate activities and transactions at all company locations in order to determine that we are timely making all required disclosures.

      On April 17, 2006, we engaged Hein & Associates LLP as our new certifying accountants. We had not consulted with Hein in the past regarding the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on our financial statements or as to any disagreement or reportable event as described in Item 304(a)(1)(iv) and Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.   CONTROLS AND PROCEDURES.

   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      We conducted an evaluation, with the participation of our Chief Executive Officer, who is also our Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designated to ensure that information required to be disclosed by a company in the reports filed or submitted by it under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Acting Chief Financial Officer has concluded as of December 31, 2006 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

      A material weakness is internal control over financial reporting is defined by the Public Company Accounting Oversight Board's Audit Standard No. 2 as being a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected.

      In connection with its audit of our consolidated financial statements for the year ended December 31, 2006, Hein, our independent registered public accounting firm, advised management and our audit committee of the following two matters that Hein considered to be material weaknesses in the area of accounting and financial reporting:

      1. We did not have a sufficient complement of personnel with appropriate training and experience in generally accepted accounting principles in the United States and with Commission disclosure requirements.

      2. We lacked procedures to ensure that our principal accounting and financial officer can closely monitor information submitted to our corporate headquarters by our subsidiaries and oversee accounting for reserves and other areas that involve significant judgment at all of our locations. We also lacked procedures to ensure that personnel familiar with accounting principles generally accepted in the United States and with Commission disclosure requirements can thoroughly evaluate activities and transactions at all of our locations in order to make all required disclosures in a timely manner.

      To initially address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

   INHERENT LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

      Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

      These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

   REMEDIATION OF MATERIAL WEAKNESSES

      To remediate the material weaknesses in our disclosure controls and procedures identified above, we have done or intend to do the following, in the periods specified below:

      Our former Chief Financial Officer functioned in that position through August 18, 2006, the date of his resignation from employment with EMRISE Corporation. Upon his resignation, overall responsibility for the accounting functions and reporting was delegated to our Chief Executive Officer who currently is filling the role of Acting Chief Financial Officer. Management and our audit committee launched a recruitment effort in September 2006, and currently have identified a qualified candidate for the position of Vice President of Finance and Administration (our principal financial and accounting officer) and a qualified candidate for the position of Controller for our United States operations, each with expertise in public company financial reporting compliance. We expect to complete the hiring of these two candidates during the second quarter of 2007.

      Once a Vice President of Finance and Administration and a new Controller for our United States operations begin employment with us, we intend that these individuals will develop policies and procedures, including an adequate supervisory structure, necessary to ensure that our principal accounting and financial officer can closely monitor financial information throughout our company and oversee all accounting that involves significant judgment on the part of personnel located at our operating subsidiaries within the United States, Europe and Asia. In addition, we intend that our Vice President of Finance and Administration and new Controller for our United States operations will establish policies and procedures necessary to ensure that personnel familiar with accounting principles generally accepted in the United States and with Commission disclosure requirements are capable of evaluating activities and transactions at all of our operating subsidiaries in order to make all required disclosures in a timely manner. We anticipate that our Vice President of Finance and Administration and our new Controller for our United States operations will work closely with our Director of Financial Controls for Europe, whom we hired in late 2005 to oversee our three European Controllers and who will report to our Vice President of Finance and Administration, on these matters.

      Management is unsure, at the time of the filing of this report, when the actions described above will remediate the material weaknesses also described above. Until we hire a Vice President of Finance and Administration and a new Controller for our United States operations, as planned, management may continue to hire outside consultants to assist us in satisfying our financial reporting obligations.

      Management believes that a Vice President of Finance and Administration will have an annual base salary of approximately $225,000 and a new Controller for our United States operations will have an annual base salary of approximately $110,000, not including benefits and other costs of employment. Management is unable, however, to estimate our expenditures related to the hiring of outside consultants to assist us in satisfying our financial reporting obligations.

   CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

      There were no changes during the quarter ended December 31, 2006 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

ITEM 9B.   OTHER INFORMATION.

      None.

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

      The names, ages and positions held by our directors, director nominee and executive officers as of March 16, 2007 and their business experience are as follows:


        NAME                               AGE                                  TITLES
        ----                               ---                                  ------
Carmine T. Oliva                            64          Chairman of the Board, President, Chief Executive Officer,
                                                        Acting Chief Financial Officer, Secretary and Director

Graham Jefferies                            49          Executive Vice President, Chief Operating Officer and
                                                        Managing Director of EMRISE Electronics Ltd.

Laurence P. Finnegan, Jr. (1)(2)(3)         69          Director

Otis W. Baskin (1)(2)(3)                    61          Director

Richard E. Mahmarian (2)(3)                 70          Director

-----------
(1) Member of the compensation committee.
(2) Member of the nominating committee.
(3) Member of the audit committee.

      CARMINE T. OLIVA has been Chairman of the Board, President and Chief Executive Officer and a Class III director of EMRISE since March 26, 1997 and of our subsidiary, EMRISE Electronics Corporation, since he founded EMRISE Electronics Corporation in 1983. Mr. Oliva has been Acting Chief Financial Officer and Secretary of EMRISE since August 18, 2006 and served as Acting Chief Financial Officer from April to July 2005. Mr. Oliva has been Chairman of the Board of EMRISE Electronics Ltd. since 1985, and Chairman and Chief Executive Officer of CXR Larus since March 1997. In 2002, Mr. Oliva obtained a French government working permit and assumed responsibility as President of our CXR-AJ subsidiary. From January 1999 to January 2000, Mr. Oliva served as a director of Digital Transmission Systems Inc. (DTSX), a publicly held company based in Norcross, Georgia. From 1980 to 1983, Mr. Oliva was Senior Vice President and General Manager, ITT Asia Pacific Inc. Prior to holding that position, Mr. Oliva held a number of executive positions with ITT Corporation and its subsidiaries over an eleven-year period. Mr. Oliva attained the rank of Captain in the United States Army and is a veteran of the Vietnam War. Mr. Oliva earned a B.A. degree in Social Studies from Seton Hall University and an M.B.A. degree in Business from The Ohio State University.

      GRAHAM JEFFERIES was appointed as Executive Vice President on October 21, 1999. Mr. Jefferies was also appointed as our Chief Operating Officer on January 3, 2005, after having served as Chief Operating Officer of our Telecommunications Group since October 21, 1999. Mr. Jefferies served as Executive Vice President of EMRISE from April 1999 through October 1999. Mr. Jefferies has served CXR-AJ as a director since March 1997 and as General Manager since July 2002, has served as Managing Director of Belix Power Conversions Ltd., Belix Wound Components Ltd. and Belix Company Ltd. since our acquisition of those companies in April 2000, as Managing Director of XCEL Power Systems, Ltd. since September 1996 and as Managing Director of EMRISE Electronics Ltd. since March 1992. Prior to joining us in 1992, he was Sales and Marketing Director of Jasmin Electronics PLC, a major United Kingdom software and systems provider, from 1987 to 1992. Mr. Jefferies held a variety of project management positions at GEC Marconi from 1978 to 1987. Mr. Jefferies earned a B.S. degree in Engineering from Leicester University, and has experience in mergers and acquisitions. Mr. Jefferies is a citizen and resident of the United Kingdom.

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

      OTIS W. BASKIN has served as a Class I director since February 6, 2004. He has been a Professor of Management at The George L. Graziadio School of Business and Management at Pepperdine University in Malibu, California since June 1995 and also served as dean from 1995 to 2001. He has been a member of the full-time faculty of the University of Houston - Clear Lake (1975-87), where he served as Coordinator of the Management Faculty and Director of the Center for Advanced Management Programs. He has also been Professor of Management at Arizona State University, West Campus (1987-91) and The University of Memphis (1991-95), in addition to serving as dean at both universities. Dr. Baskin worked with AACSB International (Association for the Advancement of Collegiate Schools of Business) as Special Advisor to the President and as Chief Executive Officer from July 2002 to June 2004. He is an Associate with the Family Business Consulting Group, where he advises family owned and closely held businesses. He has served as an advisor to Exxon/Mobile Research and Engineering Corporation, NASA and the United States Air Force. He earned a Ph.D. in Management, Public Relations and Communication Theory from The University of Texas at Austin, an M.A. degree in Speech Communication from the University of Houston, and a B.A. degree in Religion from Oklahoma Christian University.

      RICHARD E. MAHMARIAN was appointed as a Class III director on March 1, 2006. He has served as a principal and Chairman, President and Chief Executive Officer of Control Solutions, Inc., a company that specializes in providing business systems including hardware, software, consumable products and services to major United States corporations, since December 2003. Mr. Mahmarian also has served as managing member and Chairman and Chief Executive Officer of REM Associates, LLC, a private investment and consulting company, since 1997. Mr. Mahmarian also owns R&R Palos Verdes Enterprises, Inc., a home construction company in the south bay area of Los Angeles, California, which was started in 1997. From 1998 until 2001, Mr. Mahmarian was the owner of Alpha Microsystems, LLC, a company that manufactured and sold mini-computer systems, personal computers and servers, provided network services and support, and information technology hardware and software services throughout North America through 50 field offices. He served in the U.S. Navy and was honorably discharged. While in the Navy, he received extensive training in advanced electronic technologies. Mr. Mahmarian earned a B.A. degree in Accounting from Upsala College and an M.B.A. in Marketing and Economics from Seton Hall University.

BOARD OF DIRECTORS

      Our business, property and affairs are managed under the direction of our board. Directors are kept informed of our business through discussions with our executive officers, by reviewing materials provided to them and by participating in meetings of our board and its committees.

      Our bylaws provide that our board of directors shall consist of at least four directors. Our board is divided into three classes of directors: Class I, Class II and Class III. The term of office of each class of directors is three years, with one class expiring each year at our annual meeting of stockholders. We currently have four directors on our board, with no vacancies. Our current board consists of one Class I director whose term expires at our 2009 annual meeting, one Class II director whose term expires at our 2007 annual meeting, and two Class III directors whose term expires at our 2008 annual meeting.

APPOINTMENT OF OFFICERS; NO FAMILY RELATIONSHIPS

      Our officers are appointed by and serve at the discretion of our board of directors. There are no family relationships among our executive officers and directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our common stock, to file initial reports of ownership and reports of changes in ownership with the Commission. These officers, directors and stockholders are required by the Commission regulations to furnish us with copies of all reports that they file.

      Based solely upon a review of copies of the reports furnished to us during the year ended December 31, 2006 and thereafter, or any written representations received by us from directors, officers and beneficial owners of more than 10% of our common stock ("reporting persons") that no other reports were required, we believe that, during 2006, all Section 16(a) filing requirements applicable to our reporting persons were met, except that Austin W. Marxe and David M. Greenhouse filed three late Form 4s to report three transactions.

CODE OF ETHICS

      Our board of directors has adopted an Amended and Restated Code of Business Conduct and Ethics that applies to all of our directors, officers and employees and an additional Code of Business Ethics that applies to our Chief Executive Officer and senior financial officers. We filed copies of these codes as exhibits to the initial filing of our annual report on Form 10-K for the year ended December 31, 2005.

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

AUDIT COMMITTEE MATTERS

      Messrs. Finnegan and Baskin served on our audit committee throughout and since 2006, with Mr. Finnegan serving as chairman. Mr. Mahmarian was appointed as the third member of the audit committee when he joined our board on March 1, 2006. Our board of directors has determined that Messrs. Finnegan and Mahmarian are audit committee financial experts and qualify as independent under Rule 5.3(k) of the NYSE Arca Equities Rules and Rule 10A-3(b)(1) of the Commission.

PROCEDURES FOR NOMINATIONS BY SECURITY HOLDERS

      Since last disclosed by us, no material changes have been implemented to the procedures by which security holders may recommend nominees to our board.

ITEM 11.  EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

   COMPENSATION PHILOSOPHY AND COMPONENTS

      This section discusses the principles underlying our executive compensation policies and decisions and the most important factors relevant to an analysis of these policies and decisions. It provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our executive officers and places in perspective the data presented in the tables and narrative that follow.

      Our compensation committee is responsible for reviewing and approving base salaries, bonuses and incentive awards for all executive officers, reviewing and establishing the base salary, bonuses and incentive awards for the chief executive officer, and reviewing, approving and recommending to the board of directors the content, terms and conditions of all employee compensation and benefit plans, or changes to those plans.

      Our compensation philosophy is based upon four central objectives:

      o To provide an executive compensation structure and system that is both competitive in the outside industrial marketplace and also internally equitable based upon the weight and level of responsibilities in the respective executive positions;

      o To attract, retain and motivate qualified executives within this structure, and reward them for outstanding performance-to-objectives and business results through financial and other appropriate management incentives;

      o To align our financial results and the compensation paid to our executive officers with the enhancement of stockholder value; and

      o To structure our compensation policy so that executive officers' compensation is dependent, in one part, on the achievement of its current year business plan objectives, and in another part, on the long-term increase in company net worth and the resultant improvement in stockholder value, and to maintain an appropriate balance between short- and long-range performance objectives over time.

      Our executive officers' compensation currently has three primary components -- base compensation or salary, annual discretionary cash bonuses, and stock option awards granted pursuant to our Amended and Restated 2000 Stock Option Plan. In addition, we provide our executive officers a variety of benefits that generally are available to all salaried employees in the geographical location where they are based.

      We view the various components of compensation as related but distinct. Although our compensation committee does review total compensation, we do not believe that significant compensation derived from one component of compensation should negate or reduce compensation from other components. We determine the appropriate level for each compensation component based in part, but not exclusively, on our view of internal equity and consistency, and other considerations we deem relevant, such as rewarding extraordinary performance. Our compensation committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of non-cash compensation.

   BASE COMPENSATION

      Base compensation is targeted to recognize each executive officer's unique value and historical contributions to our success in light of salary norms in our industries and the general marketplace. The criteria for measurement include data available from objective, professionally-conducted market studies, integrated with additional competitive intelligence secured from a range of industry and general market sources. Our compensation committee reviews the base compensation of the chief executive officer, and with the chief executive officer, the base compensation of all other executive officers, periodically to assure that a competitive position is maintained.

   EQUITY COMPENSATION

      We use stock options to reward long-term performance. Our compensation committee and/or our board of directors act as the manager of our option plans and perform functions that include selecting option recipients, determining the timing of option grants and whether options are incentive or non-qualified, and assigning the number of shares subject to each option, fixing the time and manner in which options are exercisable, setting option exercise prices and vesting and expiration dates, and from time to time adopting rules and regulations for carrying out the purposes of our plans. For compensation decisions regarding the grant of equity compensation to executive officers, our compensation committee typically considers recommendations from our chief executive officer.

      We do not have any program, plan or obligation that requires us to grant equity compensation on specified dates. We have not made equity grants in connection with the release or withholding of material non-public information. Historically, options granted to our directors and executive officers have generally had exercise prices above the then trading price of our common stock. Information about outstanding options held by our named executive officers and directors is contained in the "Outstanding Equity Awards at December 31, 2006" and "Director Compensation" tables.

   CASH BONUSES

      Executive bonuses are used to focus our management on achieving key corporate financial objectives, to motivate certain desired individual behaviors and to reward substantial achievement of these company financial objectives and individual goals. We use cash bonuses to reward performance achievements generally only as to years in which we are substantially profitable, and we use salary as the base amount necessary to match our competitors for executive talent.

      Bonuses, if any, are determined and paid on an annual basis after completion of the bonus year. We did not pay any bonuses to our named executive officers for 2005 and do not anticipate paying any such bonuses for 2006.

      In the past, our compensation committee has based bonuses for our named executive officers on net income and revenue growth because it believes that as a growth company, we should reward growth in net income and revenue, but only if the revenue growth is achieved cost-effectively. Likewise, our compensation committee believes a profitable company with little or no growth is not acceptable. Our compensation committee considers the chosen metrics of net income and growth in revenue to be the best indicators of our financial success and creation of stockholder value.

      Individual performance objectives are determined by the executive officer to whom the potential bonus recipient reports or, in the case of our chief executive officer, by our compensation committee. For example, the basis for Mr. Oliva's bonus might include such objectives as developing bank and equity financing, successfully concluding and integrating acquisitions, developing strategic opportunities or developing our executive team.

      Our compensation committee has not considered whether it would attempt to recover bonuses paid based on our financial performance where our financial statements are restated in a downward direction sufficient to reduce the amount of bonus that should have been paid under applicable bonus criteria.

   ACCOUNTING AND TAX TREATMENT

      We account for equity compensation paid to our employees under the rules of SFAS No. 123R, which requires us to estimate and record an expense over the service period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued. Unless and until we achieve sustained profitability, the availability to us of a tax deduction for compensation expense will not be material to our financial position. We structure cash bonus compensation so that it is taxable to our executives at the time it becomes available to them. We currently intend that all cash compensation paid will be tax deductible for us. However, with respect to equity compensation awards, while any gain recognized by employees from nonqualified options should be deductible, to the extent that an option constitutes an incentive stock option, gain recognized by the optionee will not be deductible if there is no disqualifying disposition by the optionee. In addition, if we grant restricted stock or restricted stock unit awards that are not subject to performance vesting, they may not be fully deductible by us at the time the award is otherwise taxable to the employee.

   OTHER BENEFITS

      We also maintain other executive benefits that we consider necessary in order to offer fully competitive opportunities to its executive officers. These include, without limitation, 401(k) retirement savings plans, car allowances and employment agreements. The compensation committee continues to monitor and evaluate our executive compensation system and its application throughout our organization to assure that it continues to reflect our compensation philosophy and objectives.

      Executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, group life, disability, and accidental death and dismemberment insurance, in each case on the same basis as other employees. Our officers and employees in Europe generally have somewhat different employee benefit plans than those we offer domestically, typically based on the requirements of their respective countries of domicile.

      During 2006, we matched $1,532, which was the lesser of $2,000 and 20% of Mr. Foote's contributions to his 401(k) account. This matching arrangement was generally made available to all employees of EMRISE Corporation and provides for the same method of allocation of benefits between management and non-management participants. Also, one of our subsidiaries, XPS, makes matching contributions of up to 6% of Mr. Jefferies' salary to an executives' defined contribution plan. Other employees of XPS may receive matching contributions to a defined contribution plan of up to 4% of their salary. Amounts contributed to the defined contribution plans are intended to be used to purchase annuities upon retirement. During 2006, Mr. Jefferies received a matching contribution of $17,131, which was 6% of his salary.

SUMMARY COMPENSATION TABLE - 2006

      The following table provides information concerning the compensation for the year ended December 31, 2006 for our principal executive officer, our principal financial officer and our chief operating officer, who was the only other person who served as an executive officer during 2006 (collectively, the "named executive officers"). In August 2006, Mr. Foote resigned his positions with us, Mr. Oliva assumed the position of Acting Chief Financial Officer and, as described under the heading "Potential Payments on Termination of Employment or Change-in-Control," Mr. Foote assumed temporary employment with us.

                                                                    ALL OTHER
              NAME AND                             SALARY         COMPENSATION        TOTAL
         PRINCIPAL POSITION              YEAR        ($)              ($)              ($)
-------------------------------------  --------   ----------      ------------     ------------
Carmine T. Oliva                         2006        350,000            13,821(1)       363,821
   Chief Executive Officer

Graham Jefferies (2)                     2006        279,165            27,216(3)       306,381
   Chief Operating Officer

Randolph D. Foote                        2006        183,750(4)          8,732(5)       192,482
   Former Chief Financial Officer

---------------
(1) Represents $4,821 of insurance premiums we paid with respect to a $1,000,000 term life insurance policy for the benefit of Mr. Oliva's spouse and a $9,000 cash car allowance.
(2) Mr. Jefferies is based in the United Kingdom and receives his remuneration in British pounds sterling. The compensation amounts listed for Mr. Jefferies are shown in United States dollars, converted from British pounds sterling using the average monthly conversion rates in effect during 2006.
(3) Represents $17,131 in company contributions to Mr. Jefferies' retirement account and a $10,085 cash car allowance.
(4) Includes $13,461 of vacation accrual that was paid to Mr. Foote in connection with his resignation.
(5) Represents $1,532 in company contributions to Mr. Foote's 401(k) retirement account and a $7,200 cash car allowance.

   EMPLOYMENT AGREEMENTS

      CARMINE T. OLIVA

      On February 24, 2006, we executed a five-year employment agreement with Carmine T. Oliva, our Chairman of the Board, President and Chief Executive Officer. The agreement became effective as of January 1, 2006 and replaced his previous employment agreement that was scheduled to automatically renew on that date. The agreement provided for an initial base salary of $350,000 during the first twelve months the agreement was in effect. Mr. Oliva is eligible to receive increases and bonuses at the discretion of our compensation committee and to participate in benefit and incentive programs we may offer.

      The agreement contains non-competition provisions that prohibit Mr. Oliva from engaging or participating in a competitive business or soliciting our customer or employees during his employment with us and for two years afterward. The agreement also contains provisions that restrict disclosure by Mr. Oliva of our confidential information and assign ownership to us of inventions created by him in connection with his employment. In addition, the agreement contains termination and change-in-control provisions as described under "Potential Payments on Termination of Employment or Change-in-Control."

      GRAHAM JEFFERIES

      On February 24, 2006, we entered into a three-year employment agreement with Graham Jefferies, our Executive Vice President and Chief Operating Officer. The agreement became effective as of January 1, 2006 and replaced his previous employment agreement that was scheduled to expire in July 2006. The agreement provides for an initial base salary of 152,800 British pounds sterling per year (approximately $263,350 as of January 1, 2006) during the first twelve months that the agreement is in effect, which amount is to be paid by our subsidiary, EMRISE Electronics Ltd. Mr. Jefferies is eligible to receive increases and bonuses at the discretion of our compensation committee and to participate in other benefit and incentive programs we may offer.

      The agreement contains non-competition provisions that prohibit Mr. Jefferies from engaging or participating in a competitive business or soliciting our customer or employees during his employment with us and for two years afterward. The agreement also contains provisions that restrict disclosure by Mr. Jefferies of our confidential information and assign ownership to us of inventions created by Mr. Jefferies in connection with his employment. In addition, the agreement contains termination and change-in-control provisions as described under "Potential Payments on Termination of Employment or Change-in-Control."

      RANDOLPH D. FOOTE

      On February 24, 2006, we entered into a two-year employment agreement with Randolph D. Foote, our then Senior Vice President, Chief Financial Officer and Secretary. The agreement was effective as of January 1, 2006 and replaced his existing employment agreement that was scheduled to expire in July 2006. The agreement provided for an initial base salary of $175,000 during the first twelve months the agreement was to be in effect. Mr. Foote was eligible to receive increases and bonuses at the discretion of our compensation committee and to participate in other benefit and incentive programs we may offer. As described under "Termination of Employment and Change in Control Arrangements," Mr. Foote's employment agreement was terminated in August 2006.

GRANTS OF PLAN-BASED AWARDS

      No plan-based awards were granted to the named executive officers during 2006.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2006

      The following table sets forth information about outstanding equity awards held by our named executive officers as of December 31, 2006.

                                            OPTION AWARDS
                           ------------------------------------------------
                            NUMBER OF
                            SECURITIES
                            UNDERLYING
                            UNEXERCISED         OPTION
                              OPTIONS          EXERCISE           OPTION
                                (#)             PRICE           EXPIRATION
          NAME              EXERCISABLE          ($)               DATE
-----------------------    -------------    -------------      ------------
Carmine T. Oliva              100,000            0.50           01/31/2011
                               53,000            0.35           01/22/2013
                               26,000            1.00           02/24/2014
                               50,000            2.00           12/29/2015

Graham Jefferies               60,000            0.20           11/15/2009
                               30,000            1.13           05/01/2008
                               54,000            0.35           01/22/2013
                               40,000            1.00           02/24/2014
                               50,000            2.00           12/29/2015

Randolph D. Foote              50,000            0.20           11/15/2009 (1)
                               35,000            0.35           01/22/2013 (1)
                               25,000            1.00           02/24/2014 (1)
                               50,000            2.00           12/29/2015 (1)
-------------------

(1) Mr. Foote's options are scheduled to expire three months after the termination of his temporary employment with us. His temporary employment with us is expected to terminate no later than April 30, 2007.

OPTION EXERCISES AND STOCK VESTED

      No option awards were exercised by any of the named executive officers during the year ended December 31, 2006. No stock awards were held by any of the named executive during the year ended December 31, 2006.

POTENTIAL PAYMENTS ON TERMINATION OF EMPLOYMENT OR CHANGE-IN-CONTROL

      The following discussions and tables describe and illustrate potential payments to Messrs. Oliva and Jefferies under existing contracts, agreements, plans or arrangements, whether written or unwritten, for various scenarios involving a change-in-control or termination of employment, assuming a December 31, 2006 termination date.

      The tables do not include any prorated incentive bonus that would be payable upon termination for death, incapacity, good reason or without due cause because no bonuses were payable for 2006. Mr. Jefferies is based in the United Kingdom and receives his remuneration in British pounds sterling. The amounts listed for Mr. Jefferies are shown in United States dollars, converted from British pounds sterling using the exchange rate of $1.958 per British pound sterling in effect on December 31, 2006.

      CARMINE T. OLIVA

      As described under the heading "Summary Compensation Table - Employment Agreements," we are a party to a employment agreement with Carmine T. Oliva, our Chairman of the Board, President and Chief Executive Officer. If we terminate Mr. Oliva's employment for due cause or due to Mr. Oliva's breach of his employment agreement by refusing to continue his employment, our obligation to pay any further compensation, severance allowance, or other amounts payable under the agreement terminates on the date of termination, other than benefits under retirement and benefit plans and programs that are earned and vested by the date of termination, pro rata annual salary through the date of termination, any stock options that have vested as of the date of termination, and accrued vacation as required by California law. "Due cause" includes any intentional misapplication of our funds or other material assets, or any other act of dishonesty injurious to us, or conviction of a felony or a crime involving moral turpitude. "Due cause" also includes abuse of controlled substances or alcohol and breach, nonperformance or nonobservance of any of the terms of the agreement, provided that Mr. Oliva fails to satisfactorily remedy the performance problem following 90 days' written notice.

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

      If Mr. Oliva's service terminates without due cause or for good reason prior to the expiration of the agreement on January 1, 2011, Mr. Oliva will be entitled to his salary through the end of the month in which termination occurs plus credit for accrued vacation, a severance payment equal to three times his then current annual salary, net of taxes, a prorated incentive bonus, if any, for the fiscal year during which termination occurs, and all medical and life insurance benefits to which he was entitled immediately prior to the date of termination (or at the election of Mr. Oliva in the event of a change-in-control, immediately prior to the date of the change-in-control) for a period of three years or the date or dates that Mr. Oliva's continued participation in our medical and/or life insurance plans is not possible under the plans, whichever is earlier. If our medical and/or life insurance plans do not allow Mr. Oliva's continued participation, then we are required to pay to Mr. Oliva, in monthly installments, the monthly premium or premiums that had been payable by us covering the three-year period.

      A "change-in-control" includes: a consolidation or merger in which we are not the surviving corporation or pursuant to which all or substantially all of our common stock would be converted into cash, securities or other property, other than a merger in which the holders of our common stock immediately prior to the merger have the same proportionate ownership of common stock of the surviving corporation immediately after the merger; a sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of our assets; stockholder approval of any plan or proposal for liquidation or dissolution; any person other than persons who were stockholders on January 1, 2006, becomes the beneficial owner of 50% or more of our outstanding common stock; during any period of two consecutive years, individuals who at the beginning of such period constitute the entire board cease to constitute a majority of the board unless the election, or the nomination for election by our stockholders, of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period; or there is any change of control of a nature required to be reported in response to Item 6 (e) of Schedule 14A under the Exchange Act.

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

                                                                                     CONTINUATION OF
                                                                      TOTAL CASH      GROUP MEDICAL        TOTAL
                                   CASH SEVERANCE                      SEVERANCE         AND LIFE       TERMINATION
       CARMINE T. OLIVA              PAYMENT(S)      TAX GROSS UP     PAYMENT(S)        INSURANCE         BENEFITS
-----------------------------   -------------------  ------------    ------------    ---------------   -------------
Due Cause, Retirement or                 $0               $0              $0                $0               $0
Voluntary Termination

Death or Incapacity                  $350,000,            $0           $350,000             $0            $350,000
                                  representing one
                                    times annual
                                  salary, payable
                                  in semi-monthly
                                 installments over
                                      one year

Good Reason or Without Due          $1,050,000,        $710,563,      $1,789,730        $36,387,        $1,826,117
Cause                               representing       assuming                         represents
                                    three times         40.36%                           premiums
                                   annual salary,      effective                      payable for up
                                  payable in lump      tax rate                       to three years
                                        sum

                                  $29,167 payable
                                  in lump sum for
                                  accrued vacation

      GRAHAM JEFFERIES

      As described under the heading "Summary Compensation Table - Employment Agreements," we are a party to a employment agreement with Graham Jefferies, our Executive Vice President and Chief Operating Officer. If Mr. Jefferies' employment terminates for due cause or due to Mr. Jefferies' breach of the agreement by refusing to continue his employment, our obligation to pay any further compensation, severance allowance, or other amounts payable under the agreement terminates on the date of termination, other than benefits under retirement and benefit plans and programs that are earned and vested by the date of termination, Mr. Jefferies' pro rata annual salary through the date of termination, any stock options that have vested as of the date of termination, and accrued vacation as required by applicable law.

      We may terminate Mr. Jefferies' employment immediately upon written notice. Mr. Jefferies may terminate the agreement at any time for good reason within 30 days after Mr. Jefferies learns of the event or condition constituting good reason. If termination without due cause by us or for good reason by Mr. Jefferies occurs prior to the expiration of the agreement on January 1, 2009, Mr. Jefferies will be entitled to his salary through the end of the month during which the termination occurs plus credit for accrued vacation, a severance payment in an amount equal to two times his then current annual salary, net of applicable taxes, a prorated incentive bonus, if any, for the fiscal year during which termination occurs, and all medical and life insurance benefits to which Mr. Jefferies was entitled immediately prior to the date of termination (or at the election of Mr. Jefferies in the event of a change-in-control, immediately prior to the date of the change-in-control) for a period of two years or the date or dates that Mr. Jefferies' continued participation in our medical and/or life insurance plans is not possible under the plans, whichever is earlier. If our medical and/or life insurance plans do not allow Mr. Jefferies' continued participation, then we will be obligated to pay to Mr. Jefferies, in monthly installments, the monthly premium or premiums that had been payable by us covering the two-year period.

      If Mr. Jefferies becomes mentally or physically incapable of performing the services required under the agreement for a period of 180 consecutive days, the agreement will terminate; provided, however, that Mr. Jefferies will remain an employee of EMRISE Electronics Ltd. and will be entitled to remuneration in an amount equal to the amount paid under EMRISE Electronics Ltd.'s permanent health scheme, subject to the paragraph immediately below. Upon Mr. Jefferies' death, the agreement will terminate immediately.

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

      The terms "due cause," "good reason" and "change-in-control" have the same meanings as in Mr. Oliva's employment agreement described above.

                                                                                     CONTINUATION OF
                                                                      TOTAL CASH      GROUP MEDICAL        TOTAL
                                   CASH SEVERANCE                      SEVERANCE         AND LIFE       TERMINATION
       GRAHAM JEFFERIES              PAYMENT(S)      TAX GROSS UP     PAYMENT(S)        INSURANCE         BENEFITS
-----------------------------   -------------------  ------------    ------------    ---------------   -------------
Due Cause, Retirement or                 $0               $0              $0                $0               $0
Voluntary Termination

Death or Incapacity                  $299,182,            $0           $299,182         $1,566,        $300,748
                                  representing one                                     represents
                                    times annual                                       estimated
                                  salary, payable                                      permanent
                                  in semi-monthly                                    health scheme
                                 installments over                                   premiums for
                                      one year                                          one year

Good Reason or Without Due           $598,364,         $398,909,       $997,273         $9,334,         $1,006,607
Cause                             representing two     assuming                         represents
                                    times annual         40.0%                           premiums
                                  salary, payable      effective                      payable for up
                                    in lump sum        tax rate                        to two years

      RANDOLPH D. FOOTE

      As described under the heading "Summary Compensation Table - Employment Agreements," we were a party to an employment agreement with Randolph D. Foote, our former Senior Vice President, Chief Financial Officer and Secretary. On August 18, 2006, Mr. Foote resigned from all positions with us and our subsidiaries. We entered into a resignation and separation agreement with him, which became effective on August 25, 2006. Under the agreement, Mr. Foote resigned all of his positions with us, and we and Mr. Foote jointly terminated his employment agreement dated effective as of January 1, 2006. The resignation and separation agreement provided that effective as of August 21, 2006, Mr. Foote would be assigned to temporary employment with us, which we and Mr. Foote anticipated would terminate by approximately December 31, 2006. On December 31, 2006, we and Mr. Foote amended the separation agreement to extend Mr. Foote's temporary employment to no later than March 30, 2007. We and Mr. Foote intend to amend the separation agreement to extend Mr. Foote's temporary employment to no later than April 30, 2007. During the time of his temporary employment, Mr. Foote has been assisting us in, among other things, the preparation of our restated financial statements and our filings with the Commission and has continued to receive his base salary and employment benefits (other than paid vacation benefits, bonus or incentive compensation). Mr. Foote's stock options are scheduled to terminate three months after termination of his temporary employment. For twelve months following termination of his temporary employment, Mr. Foote has agreed to continue to provide reasonable cooperation and assistance to us as needed, and subject to Mr. Foote's performance of his obligations under the separation agreement, we have agreed to pay to Mr. Foote in installments on our regular pay dates during that period the total gross amount of $182,200 and to reimburse Mr. Foote for health plan benefit premiums at the same benefit level he had as of his resignation date.

DIRECTOR COMPENSATION

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

      The following table provides information concerning the compensation of our directors for the year ended December 31, 2006.

                                    FEES EARNED
                                  OR PAID IN CASH         OPTION AWARDS              TOTAL
            NAME                        ($)                    ($)                    ($)
----------------------------     -----------------      -----------------       -----------------
Laurence P. Finnegan, Jr.             18,000                   -(1)                 18,000
Otis W. Baskin                        18,000                   -(2)                 18,000
Richard E. Mahmarian                  14,400                 39,000(3)              53,400

-------------------
(1) At December 31, 2006, Mr. Finnegan held options to purchase an aggregate of 216,000 shares of common stock.
(2) At December 31, 2006, Mr. Baskin held options to purchase an aggregate of 85,000 shares of common stock.
(3) The dollar amount reflected in the table is the compensation cost we recognized for financial statement reporting purposes during 2006 under SFAS 123R for the grant made to Mr. Mahmarian in 2006, estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 87%; risk-free interest rate of 4.75%; expected option life of 7 years; and weighted-average fair value per share of $0.79. At December 31, 2006, Mr. Mahmarian held options to purchase an aggregate of 50,000 shares of common stock, all of which were granted during 2006.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      Throughout and since 2006, the compensation committee has consisted of Messrs. Finnegan and Mr. Baskin. No member of the board of directors has a relationship that would constitute an interlocking relationship with executive officers and directors of another entity.

COMPENSATION COMMITTEE REPORT

      Our compensation committee reviewed and discussed with our management the "Compensation Discussion and Analysis" contained in this proxy statement. Based on that review and discussions, our compensation committee recommended to our board of directors that the "Compensation Discussion and Analysis" be included in this proxy statement.

                                               Compensation Committee
                                               EMRISE Corporation
                                               Otis W. Baskin, Chairman
                                               Laurence P. Finnegan, Jr., Member

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

BENEFICIAL OWNERSHIP TABLE

      Except as otherwise indicated in the related footnotes, the following table sets forth information with respect to the beneficial ownership of our common stock as of March 16, 2007, by:

      o each person known by us to beneficially own more than 5% of the outstanding shares of our common stock;

      o     each of our directors;

      o each of the "named executive officers" named in the "Summary Compensation Table -- 2006" contained in the "Management" section of this report; and

      o     all of our directors and executive officers as a group.

      Beneficial ownership is determined in accordance with the rules of the Commission, and includes voting or investment power with respect to the securities. To our knowledge, except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Except as indicated in the discussion of contractual beneficial ownership limitations below and except as indicated in the footnotes to the principal stockholders table below, shares of common stock underlying derivative securities, if any, that currently are exercisable or convertible or are scheduled to become exercisable or convertible for or into shares of common stock within 60 days after the date of the table are deemed to be outstanding in calculating the percentage ownership of each listed person or group but are not deemed to be outstanding as to any other person or group. Percentage of beneficial ownership is based on 38,136,750 shares of common stock outstanding as of the date of the table.

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

      The address of each of the following stockholders, unless otherwise indicated in the footnotes to the table, is c/o EMRISE Corporation, 9485 Haven Avenue, Suite 100, Rancho Cucamonga, California 91730. Messrs. Oliva, Finnegan, Baskin, and Mahmarian are directors of EMRISE Corporation. Messrs. Oliva and Jefferies are named executive officers and current executive officers of EMRISE Corporation. Mr. Foote is a named executive officer who is no longer an executive officer of EMRISE Corporation.

                                                                        AMOUNT AND NATURE          PERCENT
NAME OF BENEFICIAL OWNER                                             OF BENEFICIAL OWNERSHIP       OF CLASS
-------------------------------------------------------------------  -----------------------     ------------
Carmine T. Oliva.................................................              1,398,305(1)         3.64%
Laurence P. Finnegan, Jr.........................................                260,171(2)           *
Otis W. Baskin...................................................                120,000(3)           *
Richard E. Mahmarian.............................................                 60,000(4)           *
Graham Jefferies.................................................                237,276(5)           *
Randolph D. Foote................................................                170,000(6)           *
Austin W. Marxe and David M. Greenhouse..........................              4,516,560(7)         11.84%
Gruber and McBaine Capital Management, LLC, Jon D. Gruber, J.
   Patterson McBaine and Eric B. Swergold........................              2,421,600(8)         6.29%
All executive officers and directors as a group (4 persons)......              1,985,752(9)         5.11%

-------------------
 *  Less than 1.00%
(1) Includes 81,889 shares held individually by Mr. Oliva's spouse, and 229,000 shares underlying options.
(2) Includes 216,000 shares underlying options.
(3) Includes 85,000 shares underlying options.
(4) Includes 50,000 shares underlying options.
(5) Includes 234,000 shares underlying options.
(6) Includes 160,000 shares underlying options.
(7) Based on share beneficial ownership information contained in a Form 4 filed February 2007 , in which Austin W. Marxe and David M. Greenhouse, the controlling principals of AWM Investment Company, Inc. ("AWM"). AWM serves as the general partner of MGP Advisers Limited Partnership, the general partner of and investment advisor to Special Situations Fund III QP, L.P. Messrs. Marxe and Greenhouse share voting and investment power over 4,156,438 shares of common stock owned by Special Situations Fund III QP, L.P. The address for Messrs. Marxe and Greenhouse is 527 Madison Avenue, Suite 2600, New York, New York 10022.
(8) Based in part on share beneficial ownership information contained in a
    Schedule 13G filed January 26, 2007, in which Gruber and McBaine Capital Management, LLC ("GMCM"), Jon D. Gruber, J. Patterson McBaine and Eric B. Swergold indicated that they constitute a group, each of whom shares voting and dispositive power over 1,691,200 outstanding shares. Also, Mr. Gruber and Mr. McBaine have sole voting and dispositive power over an additional 284,650 and 108,250 shares of our common stock, respectively. In addition, warrants to purchase shares of our common stock are beneficially owned as follows: Gruber and McBaine International - 50,000; Mr. Gruber - 41,250; Mr. McBaine - 21,250; and Lagunitas Partners LP, an investment limited partnership of which GMCM is the general partner - 225,000. GMCM is a registered investment advisor whose clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of shares of our common stock. Messrs. Gruber and McBaine are the managers, controlling persons and portfolio managers of GMCM. No individual client's holdings of our common stock are more than 5.0% of our outstanding common stock. The address for these beneficial owners is 50 Osgood Place, Penthouse, San Francisco, California 94133.
(9) Includes 754,000 shares underlying options and 81,889 outstanding shares held individually by Mr. Oliva's wife.

EQUITY COMPENSATION PLAN INFORMATION

      The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2006.

                                                                                               NUMBER OF SECURITIES
                                                                                             REMAINING AVAILABLE FOR
                                                                                              FUTURE ISSUANCE UNDER
                                       NUMBER OF SECURITIES TO BE      WEIGHTED-AVERAGE        EQUITY COMPENSATION
                                         ISSUED UPON EXERCISE OF       EXERCISE PRICE OF         PLANS (EXCLUDING
                                          OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS,    SECURITIES REFLECTED IN
            Plan category                  WARRANTS AND RIGHTS        WARRANTS AND RIGHTS          COLUMN (A))
                                                   (a)                        (b)                      (c)
                                      ----------------------------   --------------------   -------------------------
Equity compensation plans approved
   by security holders.............              1,965,448(1)                $1.08                  365,052(2)
Equity compensation plans not
   approved by security holders....              4,161,185(3)                $1.70                       --
                                            -----------------             -----------             ------------
     Total.........................              6,126,633                                          365,052

-----------
(1) Represents shares of common stock underlying options that are outstanding under our 1993 Stock Option Plan, our Employee Stock and Stock Option Plan, our 1997 Stock Incentive Plan and our Amended and Restated 2000 Stock Option Plan. The material features of these plans are described in Note 8 to our consolidated financial statements for the years ended December 31, 2006, 2005 and 2004.
(2) Represents shares of common stock available for issuance under options that may be issued under our Amended and Restated 2000 Stock Option Plan.
(3) Represents shares of common stock underlying warrants that are described in
    Note 8 to our consolidated financial statements for the years ended December 31, 2006, 2005 and 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

DIRECTOR INDEPENDENCE

      Our board of directors has determined that each of Messrs. Baskin, Finnegan and Mahmarian is independent under Rule 5.3(k) of the NYSE Arca Equities Rules because none of those directors has, or during the past three years has had, a material relationship with us, either directly or as a partner, stockholder or officer of an organization that has a relationship with us, and none of those directors is disqualified from being deemed independent under any of subparagraphs (A)-(F) of Rule 5.3(k)(1) of the NYSE Arca Equities Rules. Our board of directors has also determined that each of member of the audit committee is independent under Rule 10A-3(b)(1) of the Commission.

      Under the NYSE Arca Equities Rules, the non-management members of our board of directors must meet at regularly scheduled executive sessions without management, with a non-management director presiding over each executive session. A presiding director for each session is selected by the board members in attendance at the session based upon the topics to be discussed at the session. The non-management directors can be contacted by calling the chairman of the audit committee. Further, if the non-management directors include directors who are not independent, then we should at least once a year schedule an executive session including only independent directors. Under the NYSE Arca Equities Rules, we must disclose if any member of our nominating committee or compensation committee is not independent.

TRANSACTIONS WITH RELATED PERSONS

      We are party to indemnification agreements with each of our directors and executive officers. The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.

REVIEW, APPROVAL OR RATIFICATION OF TRANSACTIONS WITH RELATED PERSONS

      In January 2007, our board of directors and nominating committee adopted written policies and procedures relating to approval or ratification of "interested transactions" with "related parties." Under the policies and procedures, our nominating committee is to review the material facts of all interested transactions that require the committee's approval and either approve or disapprove of the entry into the interested transactions, subject to certain exceptions, by taking into account, among other factors it deems appropriate, whether the interested transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related person's interest in the transaction. No director may participate in any discussion or approval of an interested transaction for which he or she is a related party. If an interested transaction will be ongoing, the committee may establish guidelines for our management to follow in its ongoing dealings with the related party and then at least annually must review and assess ongoing relationships with the related party.

      Under the policies and procedures, an "interested transaction" is any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships (including any indebtedness or guarantee of indebtedness) in which the aggregate amount involved will or may be expected to exceed $100,000 in any calendar year, we are a participant, and any related party has or will have a direct or indirect interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A "related party" is any person who is or was since the beginning of the last fiscal year for which we have filed a Form 10-K and proxy statement, even if they do not presently serve in that role an executive officer, director or nominee for election as a director, any greater than 5% beneficial owner of our common stock, or any immediate family member of any of the foregoing. Immediate family member includes a person's spouse, parents, stepparents, children, stepchildren, siblings, mothers- and fathers-in-law, sons- and daughters-in-law, and brothers- and sisters-in-law and anyone residing in such person's home (other than a tenant or employee).

      The committee has reviewed and pre-approved certain types of interested transactions described below. In addition, our board of directors has delegated to the chair of the committee the authority to pre-approve or ratify (as applicable) any interested transaction with a related party in which the aggregate amount involved is expected to be less than $120,000. Pre-approved interested transactions include:

      o Employment of executive officers either if the related compensation is required to be reported in our proxy statement or if the executive officer is not an immediate family member of another executive officer or a director of our company and the related compensation would be reported in our proxy statement if the executive officer was a "named executive officer" and our compensation committee approved (or recommended that the board approve) such compensation.

      o Any compensation paid to a director if the compensation is required to be reported in our proxy statement.

      o Any transaction with another company at which a related person's only relationship is as an employee (other than an executive officer), director or beneficial owner of less than 10% of that company's shares, if the aggregate amount involved does not exceed the greater of $120,000 or 2% of that company's total annual revenues.

      o Any transaction where the related person's interest arises solely from the ownership of our common stock and all holders of our common stock received the same benefit on a pro rata basis (e.g., dividends).

      o Any transaction involving a related party where the rates or charges involved are determined by competitive bids.

      o Any transaction with a related party involving the rendering of services as a common or contract carrier, or public utility, at rates or charges fixed in conformity with law or governmental authority.

      o Any transaction with a related party involving services as a bank depositary of funds, transfer agent, registrar, trustee under a trust indenture, or similar services.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

FEES AND SERVICES FOR 2006 AND 2005

      We dismissed Grant Thornton LLP as our principal accountant on April 13, 2006 and retained Hein & Associates LLP as our principal accountant on April 17, 2006. We had no relationship with Hein & Associates LLP prior to their retention as our principal accountant. On June 28, 2006, we engaged Hein & Associates LLP to reaudit our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003.

      The following table sets forth the aggregate fees billed to us by Hein & Associates LLP, our principal accountant, for professional services rendered in the audit of our consolidated financial statements for the year ended December 31, 2006 and the reaudit of our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003.

      FEE CATEGORY                             2006         2005
      ------------                          ----------   ----------

      Audit Fees........................    $  320,000   $  957,000
      Audit-Related Fees................            --           --
      Tax Fees..........................        53,000           --
      All Other Fees....................            --           --
                                            ----------   ----------
               Total....................    $  373,000   $  957,000
                                            ==========   ==========

      AUDIT FEES. Audit fees in the 2006 column of the above table consist of fees billed for professional services for audit of our 2006 consolidated financial statements and review of the interim consolidated financial statements included in our 2006 quarterly reports and services that are normally provided by an independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

      Due to the impracticality of segregating reaudit fees relating solely to 2005, the audit fees shown in the 2005 column of the above table consist of an aggregate of $957,000 of fees billed with respect to the simultaneous reaudit of our consolidated financial statements for 2005, 2004 and 2003 and review of the interim consolidated financial statements included in our quarterly reports for 2005 and services that are normally provided by an independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

      AUDIT-RELATED FEES. No audit-related fees were incurred for 2006 or 2005.

      TAX FEES. Tax fees for 2006 consisted of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, tax audit defense, customs and duties, mergers and acquisitions, and international tax planning. No tax fees were incurred for 2005.

      ALL OTHER FEES. No other fees were incurred for 2006 or 2005.

PRE-APPROVAL POLICIES AND PROCEDURES

      Our audit committee pre-approves all services provided by our principal accountant. Our audit committee also considers in advance whether or not to approve any non-audit services to be performed by the independent accounting firm required to be approved by the audit committee pursuant to any applicable rules and regulations.

                                     PART IV

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

                       EMRISE CORPORATION AND SUBSIDIARIES

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                            Page
                                                                            ----

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm..................    F-2

Consolidated Balance Sheets as of December 31, 2006 and 2005.............    F-3

Consolidated Statements of Operations for the Years Ended
    December 31, 2006, 2005 and 2004.....................................    F-4

Consolidated Statements of Comprehensive Income (Loss) for the Years
    Ended December 31, 2006, 2005 and 2004...............................    F-5

Consolidated Statements of Stockholders' Equity for the Years Ended
    December 31, 2006, 2005 and 2004.....................................    F-6

Consolidated Statements of Cash Flows for the Years Ended
    December 31, 2006, 2005 and 2004.....................................    F-7

Notes to Consolidated Financial Statements for the Years Ended
    December 31, 2006, 2005 and 2004.....................................    F-8

FINANCIAL STATEMENT SCHEDULE

Consolidated Schedule II Valuation and Qualifying Accounts for the
    Years Ended December 31, 2006, 2005 and 2004.........................   F-45

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
and Stockholders of EMRISE Corporation

We have audited the accompanying consolidated balance sheets of EMRISE Corporation and subsidiaries, a Delaware corporation, as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EMRISE Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated Schedule II for the years ended December 31, 2006, 2005 and 2004 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

As discussed in note 8 to the accompanying consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), SHARE-BASED PAYMENT.

/s/ HEIN & ASSOCIATES LLP

Irvine, California
March 30, 2007


                                         EMRISE CORPORATION AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                             DECEMBER 31, 2006 AND 2005
                                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


ASSETS                                                                                 2006               2005
                                                                                  --------------     --------------
Current assets:
   Cash and cash equivalents                                                      $       3,802      $       4,371
   Accounts receivable, net of allowance for doubtful accounts
     of $391 and $379, respectively                                                       9,220              9,413
   Inventories, net of allowances for inventory obsolescence
     of $5,657 and $4,053, respectively                                                  10,575             10,277
   Deferred income taxes                                                                    726              1,386
   Prepaid and other current assets                                                       1,082                536
                                                                                  --------------     --------------
Total current assets                                                                     25,405             25,983
Property, plant and equipment, net                                                        2,245              2,073
Goodwill                                                                                 12,995             12,066
Intangible assets other than goodwill, net of accumulated amortization of
   $743 in 2006 and $350 in 2005                                                          3,546              3,709
Other assets                                                                                594                630
                                                                                  --------------     --------------
                                                                                  $      44,785      $      44,461
                                                                                  ==============     ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Borrowings under lines of credit                                               $       4,310      $       3,283
   Current portion of long-term debt                                                        516                504
   Notes payable to stockholders, current portion                                           500                500
   Accounts payable                                                                       4,640              4,949
   Income taxes payable                                                                     519                218
   Accrued expenses                                                                       5,309              3,571
                                                                                  --------------     --------------
Total current liabilities                                                                15,794             13,025
Long-term debt, less current portion                                                        533                742
Notes payable to stockholders, less current portion                                       1,250              1,750
Deferred income taxes                                                                     1,053              1,108
Other liabilities                                                                           982                823
                                                                                  --------------     --------------
Total liabilities                                                                        19,612             17,448

Commitments and contingencies (Notes 2, 5, 6 and 12)

Stockholders' equity:
   Preferred stock, $0.01 par value. Authorized 10,000,000 shares; zero issued
     and outstanding                                                                          --                  --
   Common stock, $0.0033 par value. Authorized 150,000,000 shares; issued and outstanding 38,082,000 shares and 37,550,000 shares in 2006 and 2005,
     respectively                                                                           125                124
   Additional paid-in capital                                                            43,083             42,877
   Accumulated deficit                                                                  (18,733)           (15,118)
   Accumulated other comprehensive income (loss)                                            698               (870)
                                                                                  --------------     --------------
Total stockholders' equity                                                               25,173             27,013
                                                                                  --------------     --------------
                                                                                  $      44,785      $      44,461
                                                                                  ==============     ==============


               The accompanying notes are an integral part of these consolidated financial statements.





                                           EMRISE CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                      YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                        2006               2005               2004
                                                                   --------------     --------------     --------------
Net sales                                                          $      46,384      $      41,270      $      29,637
Cost of sales                                                             29,413             23,714             16,089
                                                                   --------------     --------------     --------------
Gross profit                                                              16,971             17,556             13,548
Operating expenses:
   Selling, general and administrative                                    16,117             13,707             10,212
   Engineering and product development                                     3,085              2,621              1,521
                                                                   --------------     --------------     --------------
(Loss) income from operations                                             (2,231)             1,228              1,815
Other (expense) income:
   Interest expense                                                         (490)              (455)              (433)
   Interest income                                                            89                153                 --
   Other (expense) income, net                                              (364)               248                 (6)
                                                                   --------------     --------------     --------------
(Loss) income before income taxes                                         (2,996)             1,174              1,376
Income tax expense (benefit)                                                 619               (267)                49
                                                                   --------------     --------------     --------------
Net (loss) income                                                  $      (3,615)       $     1,441      $       1,327
                                                                   ==============     ==============     ==============
Basic (loss) earnings per share                                    $       (0.10)       $      0.04      $        0.06
                                                                   ==============     ==============     ==============
Diluted (loss) earnings per share                                  $       (0.10)       $      0.04      $        0.05
                                                                   ==============     ==============     ==============

Outstanding shares:
   Basic                                                                  37,981             37,256             24,063
   Diluted                                                                37,981             38,448             24,839


                 The accompanying notes are an integral part of these consolidated financial statements.





                                           EMRISE CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                      YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                                                     (IN THOUSANDS)


                                                                        2006               2005               2004
                                                                   --------------     --------------     --------------
Net (loss) income                                                  $       (3,615)    $        1,441     $        1,327
Other comprehensive (loss) income:
   Foreign currency translation adjustment                                  1,568             (1,357)               379
                                                                   --------------     --------------     --------------
Comprehensive (loss) income                                        $       (2,047)    $           84     $        1,706
                                                                   ==============     ==============     ==============


                 The accompanying notes are an integral part of these consolidated financial statements.





                                                 EMRISE CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                            YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                                                           (IN THOUSANDS)


                                 Series B Convertible                                                      Accumulated
                                    Preferred Stock        Common Stock       Additional                      Other
                                 --------------------- ---------------------   Paid-in     Accumulated    Comprehensive
                                   Shares     Amount     Shares     Amount     Capital       Deficit      Income (Loss)     Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003         1      $       4     23,476  $      77  $   25,613   $    (17,886)  $          108   $   7,916
Preferred Series B conversions      (1)            (3)         3         --           3             --               --          --
Preferred Series B redemption        --            (1)        --         --           1             --               --          --
Stock options exercised              --             --        19         --           5             --               --           5
Stock issued for Larus
  acquisition                        --             --     1,214          4         996             --               --       1,000
Warrants exercised                   --             --        65          1          19             --               --          20
Warrants issued for services         --             --        --         --          38             --               --          38
Value of warrants issued to
  acquire Larus                      --             --        --         --          72             --               --          72
Comprehensive income                 --             --        --         --          --          1,327              379       1,706
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2004         --             --    24,777         82      26,747        (16,559)             487      10,757
Stock options exercised              --             --       106         --          39             --               --          39
Warrants exercised                   --             --       163         --          50             --               --          50
Issuance of common stock and
  warrants, net of issuance
  costs                              --             --    12,504         42      16,018             --               --      16,060
Warrants issued for services         --             --        --         --          23             --               --          23
Comprehensive income                 --             --        --         --          --          1,441           (1,357)         84
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2005         --             --    37,550        124      42,877        (15,118)            (870)     27,013
Stock options exercised              --             --       181         --          97             --               --          97
Warrants exercised                   --             --       351          1         286             --               --         287
Cost of issuing common stock         --             --        --         --        (323)            --               --        (323)
Stock option issuance expense        --             --        --         --         131             --               --         131
Warrants issued for services         --             --        --         --          15             --               --          15
Comprehensive loss                   --             --        --         --          --         (3,615)           1,568      (2,047)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2006         --     $       --    38,082  $     125  $   43,083   $    (18,733)  $          698   $  25,173
====================================================================================================================================


                       The accompanying notes are an integral part of these consolidated financial statements.





                                           EMRISE CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                                                     (IN THOUSANDS)


                                                                        2006               2005               2004
                                                                   --------------     --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                  $      (3,615)     $       1,441      $       1,327
   Adjustments to reconcile net (loss) income to cash (used in)
     provided by operating activities:
     Depreciation and amortization                                         1,190                964                287
     Deferred income taxes                                                    35               (802)              (279)
     Provision for doubtful accounts                                          69                151                 --
     Provision for warranty reserve                                          158                 86                 64
     Provision for inventory obsolescence                                  1,771              1,403              1,116
     Stock options and warrants issued for services                          146                 23                 38
   Changes in operating assets and liabilities net of businesses acquired:
     Accounts receivable                                                      99                374                289
     Inventories                                                          (2,350)              (469)              (452)
     Prepaid and other assets                                               (419)               (23)                23
     Accounts payable                                                       (309)            (1,064)             1,637
     Accrued expenses and other liabilities                                2,112               (944)              (166)
                                                                   --------------     --------------     --------------
Cash (used in) provided by operating activities                           (1,113)             1,140              3,884
                                                                   --------------     --------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net purchases of property, plant and equipment                           (884)              (287)              (724)
   Cash received from sale of property, plant and equipment                   99                 20                  8
   Net cash paid for the acquisition of Pascall                               --            (10,154)                --
   Net cash paid for the acquisition of RO Associates                         --             (4,623)                --
   Net cash paid for acquisition of Larus, net of cash acquired               --                 --             (1,492)
                                                                   --------------     --------------     --------------
Cash used in investing activities                                           (785)           (15,044)            (2,208)
                                                                   --------------     --------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds (repayments) of current notes payable                      1,027              2,405             (2,004)
   Repayments of long-term debt                                             (697)            (1,602)              (250)
   Proceeds from long-term debt                                               --              1,097                 65
   Cash from warrant/option exercise                                         384                 90                 25
   Net proceeds from issuance of common stock                               (323)            16,060                 --
                                                                   --------------     --------------     --------------
Cash provided by (used in) financing activities                              391             18,050             (2,164)
                                                                   --------------     --------------     --------------
Effect of exchange rate changes on cash                                      938               (832)               371
Net increase (decrease) in cash and cash equivalents                        (569)             3,314               (117)
Cash and cash equivalents at beginning of year                             4,371              1,057              1,174
                                                                   --------------     --------------     --------------
Cash and cash equivalents at end of year                           $       3,802      $       4,371      $       1,057
                                                                   ==============     ==============     ==============


                 The accompanying notes are an integral part of these consolidated financial statements.





                                           EMRISE CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                      YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                                                     (IN THOUSANDS)


                                                                        2006               2005               2004
                                                                   --------------     --------------     --------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
     Interest                                                      $         560      $         439      $         367
                                                                   ==============     ==============     ==============
     Income taxes                                                             82      $         341      $         428
                                                                   ==============     ==============     ==============
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING
   ACTIVITIES:
   Issuance of subordinated notes for Larus acquisition            $          --      $          --      $       3,000
                                                                   ==============     ==============     ==============
   Common stock issued upon conversion of redeemable preferred
     stock                                                         $          --      $          --      $           3
                                                                   ==============     ==============     ==============
   Common stock issued to acquire Larus                            $          --      $          --      $       1,000
                                                                   ==============     ==============     ==============


                 The accompanying notes are an integral part of these consolidated financial statements.

                                                           F-8

                       EMRISE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

      EMRISE Corporation (the "Company"), operates through three wholly-owned subsidiaries: EMRISE Electronics Corporation ("EMRISE Electronics"), CXR Larus Corporation ("CXR Larus"), and CXR Anderson Jacobson ("CXR-AJ"). EMRISE Electronics and its subsidiaries design, develop, manufacture and market electronic devices for defense, aerospace and industrial markets. CXR Larus and CXR-AJ design, develop, manufacture and market network access and transmission products and communications test equipment. CXR Larus also engages in the manufacture and sale of communication timing and synchronization products. The Company conducts its operations out of various facilities in the United States, France, the United Kingdom and Japan and organizes itself in two product line segments: electronic devices and communications equipment.

BASIS OF PRESENTATION

      The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and each of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

      The Company derives revenues from sales of electronic devices and communications equipment products and services. The Company's sales are based upon written agreements or purchase orders that identify the type and quantity of the item being purchased and the purchase price. The Company recognizes revenue when shipment of products has occurred or services have been rendered, no significant obligations remain on the Company's part, and collectibility is reasonably assured based on the Company's credit and collections practices and policies.

      The Company recognizes revenue from domestic sales of its electronic devices and communications equipment at the point of shipment of those products. Product returns are infrequent and require prior authorization because the Company's sales are final and the Company quality tests its products prior to shipment to ensure they meet the specifications of the binding purchase orders under which they are shipped. When a distributor requests and receives authorization to return a product, the request must be accompanied by a purchase order for a replacement product. When an end-user requests to return a product, the Company either repairs or replaces the product.

      Revenue recognition for products and services provided by the Company's United Kingdom subsidiaries, which include EMRISE Electronics Ltd. ("EEL"), XCEL Power Systems, Ltd. ("XPS") and Pascall Electronics Ltd. ("Pascall"), depends upon the type of contract involved. Engineering/design services contracts generally entail design and production of a prototype over a term of up to several years, with all revenue deferred until all services under the contracts have been completed. Engineering/design services were not significant in 2006, 2005 and 2004. Production contracts provide for a specific quantity of products to be produced over a specific period of time. Customers issue binding purchase orders for each suborder to be produced. At the time each suborder is shipped to the customer, the Company recognizes revenue relating to the products included in that suborder. Returns are infrequent and permitted only with prior authorization because these products are custom made to order based on binding purchase orders and are quality tested prior to shipment. Generally, these products carry a one-year limited parts and labor warranty. The Company's U.K. subsidiaries do not offer customer discounts, rebates or price protection on these products.

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

      Generally, the Company's electronic devices, network access and transmission products and communication timing and synchronization products carry a one-year limited parts and labor warranty. The Company's communications test instruments and European network access and transmission products carry a two-year limited parts and labor warranty. Products returned under warranty are tested and repaired or replaced at the Company's option. Historically, warranty repairs have not been material. The Company does not offer customer discounts, rebates or price protection on these products.

      Revenues from services such as repairs and modifications are recognized when the service has been completed and invoiced. For repairs that involve shipment of a repaired product, the Company recognizes repair revenues when the product is shipped back to the customer. Service revenues represented 4.0%, 2.6% and 5.7% of net sales in 2006, 2005 and 2004, respectively.

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

      Shipping and handling fees billed to customers totaled $163,000 and $261,000 for the years ended December 31, 2006 and 2005, respectively, and were charged to cost of sales. Such amounts were not significant for the year ended December 31, 2004. Shipping and handling fees billed to international customers are included in net sales and totaled less than 1.0% of net sales for the years ended December 31, 2006, 2005 and 2004. Depending on the operating division, shipping and handling costs are included in cost of sales or selling, general and administrative expenses. Freight is charged to cost of sales and the charge is reversed when the customer is invoiced for the freight.

CASH AND CASH EQUIVALENTS

      Cash and cash equivalents consist of all highly liquid investments with an original maturity of three months or less when purchased. As of December 31, 2006, 2005 and 2004, cash in foreign accounts was $3,232,000, $2,447,000 and
$1,035,000, respectively.

INVENTORIES

      The Company's finished goods electronic devices inventories generally are built to order. The Company's communications equipment inventories generally are built to forecast, which requires the Company to produce a larger amount of finished goods in its communications equipment business so that the Company's customers can promptly be served. The Company's products consist of numerous electronic and other parts, which necessitates that it exercise detailed inventory management. The Company values its inventory at the lower of the

                       EMRISE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

actual cost to purchase or manufacture the inventory (first-in, first-out) or the current estimated market value of the inventory (net realizable value). The Company performs physical inventories at least once a year. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on its estimated forecast of product demand and production requirements for the next twelve months. Additionally, to determine inventory write-down provisions, the Company reviews product line inventory levels and individual items as necessary and periodically reviews assumptions about forecasted demand and market conditions. Any parts or finished goods that are determined to be obsolete, either in connection with the physical count or at other times of observation, are reserved for and subsequently discarded and written-off.

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

                       EMRISE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PRODUCT WARRANTY LIABILITIES

      Generally, the Company's electronic devices, network access and transmission products and communication timing and synchronization products carry a one-year limited parts and labor warranty and the Company's communications test instruments and European network access and transmission products carry a two-year limited parts and labor warranty. Products returned under warranty typically are tested and repaired or replaced at the Company's option. Historically, the Company has not experienced significant warranty costs or returns.

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

      The changes in the Company's product warranty liability during 2006 and 2005 were as follows:

                                              Year Ended December 31,
                                        ---------------------------------
                                             2006               2005
                                        --------------     --------------
Liability, beginning of year            $     150,000      $      64,000
Expense for new warranties issued             158,000             86,000
Warranty claims                               (20,000)                --
                                        --------------     --------------
Liability, end of year                  $     288,000      $     150,000
                                        ==============     ==============

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

STOCK-BASED COMPENSATION

      On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), SHARE-BASED PAYMENT, which is a revision of SFAS No. 123. SFAS No. 123R superseded Accounting Principles Board ("APB") Opinion No. 25, and amended SFAS No. 95, STATEMENT OF CASH FLOWS. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS 123. However, SFAS 123R generally requires share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition is no longer an alternative. The Company adopted this new standard on January 1, 2006 using the modified prospective method under which compensation cost is recognized beginning with the effective date of adoption (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date of adoption and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of adoption that remain unvested on the date of adoption.

                       EMRISE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under earlier accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules.

      The actual effects of adopting SFAS No. 123R will depend on numerous factors, including the amounts of share-based payments granted in the future, the valuation model the Company uses to value future share-based payments to employees and estimated forfeiture rates. In 2006, the Company recorded expenses of $131,000 relating to currently outstanding stock options.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

      SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. This statement defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2006 and 2005, the fair value of all financial instruments approximated carrying value.

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

                       EMRISE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The Company's accounts receivable result from sales to a broad customer base. The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. Accounts receivable are generally due within 30 days in the Company's United States, France and U.K. operations and are stated net of an allowance for doubtful accounts. Accounts outstanding for longer than the contractual payment terms are considered past due. Provisions for uncollectible accounts are made based on the Company's specific assessment of the collectibility of all past due accounts. Credit losses are provided for in the financial statements and consistently have been within management's expectations. Sales to Rockwell Collins represented approximately 9% of the Company's total net sales during 2006 and 10% during 2005. No other customer represented 10% or more of the Company's total net sales during those periods.

FOREIGN CURRENCY TRANSLATION

      The accounts of foreign subsidiaries have been translated using the local currency as the functional currency. Accordingly, foreign currency denominated assets and liabilities have been translated to United States dollars at the current rate of exchange on the balance sheet date and at the average for the period reported for the statement of operations. The effects of translation are recorded as a separate component of stockholders' equity in accumulated other comprehensive income (loss). Exchange gains and losses arising from transactions denominated in foreign currencies are translated at the exchange rates applicable on the dates of the transactions and are included in operations.

GOODWILL AND OTHER INTANGIBLE ASSETS

      SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, disallows the amortization of goodwill and provides for impairment testing of goodwill carrying values on an annual basis or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performed its annual required tests of impairment as of December 31, 2006, 2005 and 2004 for goodwill in the electronic devices segment and the communications equipment segment reporting units. No events or changes in circumstances occurred between annual tests that would have required an interim goodwill impairment test. Intangible assets with identifiable useful lives are amortized using the straight-line method over their useful lives.

(2)   ACQUISITIONS

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

      The purchase price for the acquisition totaled $6,539,500 and consisted of $1,000,000 in cash, the issuance of 1,213,592 shares of the Company's common stock with a fair value of $1,000,000, $887,500 in the form of two short-term, zero interest promissory notes that were repaid in 2004, $3,000,000 in the form of two subordinated secured promissory notes, warrants to purchase up to an aggregate of 150,000 shares of the Company's common stock at $1.30 per share, which warrants were valued at $72,000, and approximately $580,000 of acquisition costs. In addition, the Company assumed $245,000 in accounts payable and accrued expenses and entered into an above-market real property lease with the sellers.

                       EMRISE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The lease represented an obligation that exceeded the fair market value by approximately $756,000 and is part of the acquisition accounting. The cash portion of the acquisition purchase price was funded with proceeds from the Company's prior credit facility with Wells Fargo Bank, N.A. and cash on-hand.

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

      In conjunction with the Company's July 2004 acquisition of Larus Corporation, the Company commissioned a valuation firm to determine what portion of the purchase price should be allocated to identifiable intangible assets. The results of the study were as follows: Larus trade name and trademark were valued at $750,000, and the technology and customer relationships were valued at $1,350,000. Goodwill associated with the Larus Corporation acquisition totaled $4,321,000. The Larus trade name and trademark were determined to have indefinite lives and therefore are not being amortized but rather are being periodically tested for impairment. The technology and customer relationships were both estimated to have ten-year lives.

      The following table summarizes the unaudited assets acquired and liabilities assumed in connection with this acquisition:

                                                             Amount
                                                          in Thousands
                                                         ---------------
         Current assets...............................   $        2,460
         Property, plant and equipment................               90
         Intangible assets other than goodwill........            2,100
         Goodwill.....................................            4,321
                                                         ---------------
         Total assets acquired........................            8,971
         Current liabilities..........................             (450)
         Deferred income taxes........................           (1,093)
         Unfavorable lease obligation and other
           liabilities................................             (888)
                                                         ---------------
         Total liabilities assumed....................           (2,431)
                                                         ---------------
         Net assets acquired..........................   $        6,540
                                                         ===============

      The intangible assets other than goodwill consist of non-amortizable trade names with a carrying value of $750,000, and technology and customer relationships with carrying values of $1,150,000 and $200,000, respectively, that are amortizable over ten years.

PASCALL ACQUISITION

      On March 1, 2005, the Company and EEL, a second-tier wholly-owned subsidiary of the Company, entered into an agreement ("Purchase Agreement") for EMRISE Electronics to acquire all of the issued and outstanding capital stock of Pascall Electronic (Holdings) Limited ("PEHL") from Intelek Properties Limited (which was a subsidiary of Intelek PLC, a London Stock Exchange public limited company). The closing of the purchase occurred on March 18, 2005. The Company loaned to EEL the funds that EEL used to purchase PEHL. PEHL has one wholly-owned subsidiary, Pascall Electronics Limited ("Pascall"), which produces, designs, develops, manufactures and sells power supplies and RF products for a broad range of applications, including in-flight entertainment systems and military programs.

                       EMRISE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Under the Purchase Agreement, EEL purchased all of the outstanding capital stock of PEHL, using funds loaned to EEL by the Company. The purchase price for the acquisition totaled $9,905,000, subject to adjustments as described in the Purchase Agreement, and included cash payments totaling $6,208,000 to PEHL's former parent, a $3,082,000 loan to PEHL and Pascall and approximately $615,000 in acquisition costs.

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

      Intelek Properties Limited has agreed to various restrictive covenants that apply for various periods following the closing. The covenants include non-competition with Pascall's business, noninterference with Pascall's customers and suppliers, and non-solicitation of Pascall's employees. In conjunction with the closing, Intelek Properties Limited, Intelek PLC, EEL, and the Company entered into a Supplemental Agreement dated March 18, 2005. The Supplemental Agreement provides, among other things, that an interest-free bridge loan of 200,000 British pounds sterling (approximately $385,000 based on the exchange rate in effect on March 17, 2005) that was made by the seller to Pascall on March 17, 2005 would be repaid by Pascall by March 31, 2005. EEL agreed to ensure that Pascall had sufficient funds to repay the bridge loan. The bridge loan was repaid in full by Pascall on the March 31, 2005 due date.

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

                       EMRISE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The following table summarizes the unaudited assets acquired and liabilities assumed in connection with this acquisition, including $615,000 in acquisition costs:

                                                            Dollars
                                                          in Thousands
                                                         --------------
      Current assets...................................  $       6,196
      Property, plant and equipment....................          1,367
      Intangibles, including goodwill..................          5,534
      Total assets acquired............................         13,097
      Current liabilities..............................         (2,863)
      Other liabilities................................            (80)
                                                         --------------
      Total liabilities assumed........................         (2,943)
                                                         --------------
      Net assets acquired..............................  $      10,154
                                                         ==============

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

                       EMRISE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      In connection with the execution of the stock purchase agreement, EMRISE Electronics executed a lease agreement with Caspian Associates for the lease of 25,700 square feet of a 30,700 square feet building located at 246 Caspian Drive, Sunnyvale, California (see Note 15).

      The following table summarizes the unaudited assets and liabilities assumed in connection with this acquisition, including $65,000 in acquisition costs:

                                                            Dollars
                                                          in Thousands
                                                         --------------

      Current assets...................................  $       3,213
      Property, plant and equipment....................            329
      Intangibles, including goodwill..................          2,489
      Other assets.....................................             66
                                                         --------------
      Total assets acquired............................          6,097
      Current liabilities..............................           (943)
      Other liabilities................................           (522)
                                                         --------------
      Total liabilities assumed........................         (1,465)
                                                         --------------
      Net assets acquired..............................  $       4,632
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

                                                          Year Ended
                                                         December 31,
                                               ---------------------------------
                                                    2005               2004
                                               --------------     --------------
       Revenues..............................  $      47,933      $      52,767
       Net income............................  $       1,324      $       2,072
       Earnings per share of common stock:
            Basic............................  $        0.04      $        0.06
                                               ==============     ==============
            Diluted..........................  $        0.03      $        0.06
                                               ==============     ==============

                       EMRISE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)   INVENTORIES, NET

      Inventories are summarized as follows as of December 31:

                                                    2006               2005
                                               --------------     --------------
      Raw materials                            $   4,689,000      $   4,668,000
      Work-in-process                              3,247,000          2,716,000
      Finished goods                               2,639,000          2,893,000
                                               --------------     --------------
                                               $  10,575,000      $  10,277,000
                                               ==============     ==============

      Included in the amounts above are allowances for inventory obsolescence of $5,657,000 and $4,053,000 at December 31, 2006 and 2005, respectively.
Allowances for inventory obsolescence are recorded as necessary to reduce obsolete inventory to estimated net realizable value or to specifically reserve for obsolete inventory that the Company intends to dispose of. The inventory items identified for disposal at each year end are generally discarded during the following year.

(4)   PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consists of the following as of December 31:

                                                    2006               2005
                                               --------------     --------------
      Land and buildings                       $     379,000      $     343,000
      Machinery, equipment and fixtures            4,533,000          4,002,000
      Leasehold improvements                         729,000            663,000
                                               --------------     --------------
                                                   5,641,000          5,008,000
      Accumulated depreciation and
        amortization                              (3,396,000)        (2,935,000)
                                               --------------     --------------
                                               $   2,245,000      $   2,073,000
                                               ==============     ==============

      Depreciation and amortization expense recorded for property, plant and equipment was $798,000, $654,000 and $247,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

(5)   LINES OF CREDIT

      Outstanding borrowings under the Company's revolving lines of credit described below were as follows as of December 31:

                                                    2006               2005
                                               --------------     --------------
      Line of credit with a U.S. commercial
        lender                                 $   1,978,000      $          --
      Lines of credit with foreign banks           2,332,000          3,283,000
                                               --------------     --------------
                                               $   4,310,000      $   3,283,000
                                               ==============     ==============

      On August 25, 2005, the Company, together with two subsidiaries, CXR Larus and EMRISE Electronics, acting as guarantors, obtained a credit facility from Wells Fargo Bank, N.A. (the "Bank credit facility") for the Company's United States operations. The Bank credit facility provided a $9,000,000 revolving line of credit secured by accounts receivable, other rights to payment and general intangibles, inventories and equipment, with an interest rate adjusted monthly based on the prime rate.

                       EMRISE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The Bank credit facility also provided for a term loan of $150,000 secured by equipment, amortizable over 36 months at a variable rate equal to the prime rate plus 1.5% (see Note 6). In addition, Wells Fargo Bank provided the Company with credit for the purchase of new capital equipment when needed, with an interest rate equal to the 90-day London InterBank Offered Rate ("LIBOR") (5.36% at December 31, 2006) plus 3.75% per annum. Amounts borrowed under this arrangement are being amortized over 60 months from the respective dates of borrowing and secured by the purchased equipment (see Note 6).

      The Company and Wells Fargo Bank amended the credit facility in November 2005 and March 2006 to revise various covenants and other provisions. On September 19, 2006, the Company entered into a Third Amendment to Credit Agreement effective as of September 1, 2006 with Wells Fargo Bank. The amendment provided for the waiver by Wells Fargo Bank of certain violations of financial covenants. The amendment also provided for the reduction in the amount of the Bank credit facility from $9,000,000 to $1,500,000 and limited borrowings to 80% of eligible accounts receivable. In connection with the amendment, the Company executed a Revolving Line of Credit Note dated September 1, 2006 in the amount of $1,500,000. On October 9, 2006, the Company executed a letter agreement dated effective October 1, 2006 with Wells Fargo Bank extending the maturity date of the $1,500,000 note to October 20, 2006.

      On November 13, 2006, Wells Fargo Bank issued a notice of default and demand for payoff with respect to the $1,500,000 note. All obligations under the note were due and payable on November 20, 2006. On November 24, 2006, the Company entered into a Forbearance Agreement with Wells Fargo Bank, dated effective as of November 20, 2006, whereby Wells Fargo Bank agreed to forbear from exercising its rights under the Bank credit facility as described in the notice of default and demand for payoff through December 1, 2006. On December 1, 2006, EMRISE Corporation, EMRISE Electronics, CXR Larus, RO and Wells Fargo Bank acting through its Wells Fargo Business Credit operating division ("WFBC") entered into a Credit and Security Agreement ("WFBC credit facility") providing for a revolving line of credit and term loan. On December 5, 2006, the Company paid off the $1,500,000 Bank credit facility in full.

      The WFBC credit facility provides for a $5,000,000 revolving line of credit that expires on December 1, 2009 and is secured by accounts receivable, other rights to payment and general intangibles, inventories and equipment. The line of credit is formula-based and generally provides that the outstanding borrowings under the line of credit may not exceed an aggregate of 85% of eligible accounts receivable plus 10% of the value of eligible finished goods inventory. Interest is payable monthly. The interest rate is variable and is adjusted monthly based on the prime rate plus 1%. The prime rate at December 1, 2006 was 8.25%.

      The WFBC credit facility is subject to an unused line fee equal to 0.25% per annum, payable monthly based on the average daily unused amount of the line of credit. The WFBC credit facility is also subject to a minimum monthly interest charge of $8,500 with respect to the revolving line of credit.

      The WFBC credit facility is subject to various financial covenants on a consolidated basis as follows. The minimum debt service coverage ratio must be greater than 1.20:1.00 on a trailing quarterly basis. "Debt service coverage ratio" is defined as net income after taxes, plus depreciation, plus amortization, plus or minus changes in deferred taxes, minus capital expenditures and minus any dividends or distributions, divided by the current maturities of long-term debt paid or scheduled to be paid plus any payments on subordinated debt. The WFBC credit facility also requires that the Company maintain a minimum book net worth, determined at the end of each calendar month,

                       EMRISE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in an amount not less than $26,900,000 for the months ended December 31, 2006, January 31, 2007 and February 28, 2007 and of not less than that amount plus 80% of the Company's net income for each calendar quarter ending on or after March 31, 2007 and for each calendar month ending on or after March 31, 2007. The Company was not permitted to incur a net loss of greater than $1,150,000 for 2006, and for each quarterly period occurring after December 31, 2006, the Company's net income must not be less than $0.

      If WFBC terminates the WFBC credit facility during a default period, or if the Company terminates or reduces the WFBC credit facility prior to the maturity date, or if the Company prepays the term loan portion of the facility, the Company will be subject to penalties as follows: if the termination or prepayment occurs during the one year period after the initial funding date, the penalty is equal to 3% of the maximum line amount and/or prepayment amount; if the termination or prepayment occurs during second year after the initial funding date, the penalty is equal to 2% of the maximum line amount and/or prepayment amount; and if the termination or prepayment occurs at any time after the second anniversary of the initial funding date and prior to the maturity date, the penalty is equal to 1% of the maximum line amount and/or prepayment amount.

      In the event of a default and continuation of a default, Wells Fargo may accelerate the payment of the principal balance, requiring the Company to pay the entire indebtedness outstanding on that date. From and after the maturity date of the WFBC credit facility, or any earlier date that all principal owing under the WFBC credit facility becomes due and payable by acceleration or otherwise, the outstanding principal balance will bear interest until paid in full at an increased rate per annum equal to 3% above the rate of interest in effect from time to time under the WFBC credit facility.

      The WFBC credit facility also provides for a term loan of $200,000 secured by accounts receivable, other rights to payment and general intangibles, inventories and equipment, amortizable over 36 months at a variable rate equal to the prime rate plus 1% (see Note 6).

      As of December 31, 2006, the Company had balances of $1,978,000 outstanding on the WFBC revolving line of credit and $200,000 outstanding on the term loan. Availability on the WFBC revolving line of credit was $102,000. As of December 31, 2006, the Company was not in compliance with the loan's financial covenants for net worth and net losses. The Company obtained a waiver from WFBC for those covenant violations. WFBC is currently in the process of resetting the covenants for 2007.

      As of December 31, 2006, the Company's foreign subsidiaries had credit facilities, including lines of credit and term loans, with Lloyds TSB Bank PLC ("Lloyds TSB") and Lloyds TSB Commercial Finance Limited ("Lloyds") in England, IFN Finance, a subsidiary of ABN AMRO Holdings, N.V., Banc National de Paris, Societe Generale in France, and Sogelease and Johnan Shinkin Bank in Japan. At December 31, 2006, the balances outstanding under the Company's United Kingdom, France and Japan credit facilities were $1,762,000, $1,156,000 and $15,000, respectively.

      On July 8, 2005, XPS and Pascall obtained a credit facility with Lloyds. At the same time, the credit facility of Venture Finance PLC, a subsidiary of ABN AMRO Holdings, N.V., was terminated, and all debt to Venture Finance PLC was paid off. The Lloyds facility provides a revolving loan secured by receivables, with a maximum availability of 2,100,000 British pounds sterling (approximately $4,114,000 based on the exchange rate in effect on December 31, 2006). The annual interest rate on the revolving loan is 1.5% above the Lloyds TSB base rate. The Lloyds TSB base rate was 5.0% at December 31, 2006. The financial covenants include a 50% cap on combined export gross sales of XPS and Pascall and days sales outstanding of less than 65 days, and the funding balance is capped at 125% of XPS and Pascall combined gross sales. Based on the Company's long-term relationship with Lloyds Bank, the Company anticipates but can give no assurance that it will be able to renew or obtain a new credit facility from Lloyds Bank when this existing facility expires July 31, 2007.

                       EMRISE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      On August 26, 2005, XPS entered into an agreement with Lloyds for an unsecured cashflow loan of 300,000 British pounds sterling (approximately $587,000 based on the exchange rate in effect on December 31, 2006), payable over 12 months. The loan is structured as an overadvance on the previously negotiated 2,100,000 British pounds sterling revolving loan with Lloyds, bringing the maximum aggregate commitment on the revolving loan to 2,400,000 British pounds sterling (approximately $4,700,000 based on the exchange rate in effect on December 31, 2006). The interest rate is variable and is adjusted monthly based on the base rate of Lloyds TSB plus 1.9%. Lloyds TSB has sole discretion to switch the details on this overadvance account if Lloyds determines that the Company will have difficulty in meeting the specific reductions in the overadvance account. The balance on the XPS and Pascall revolving loans at December 31, 2006 was $1,204,000. Availability on the XPS and Pascall revolving loans was $3,015,000 as of December 31, 2006.

      On August 26, 2005, EEL, a United Kingdom-based subsidiary of the Company, entered into an agreement with Lloyds TSB for an unsecured term loan of 500,000 British pounds sterling (approximately $979,000 based on the exchange rate in effect on December 31, 2006). This loan is repayable in 36 consecutive monthly installments, representing principal and interest. The interest rate is variable and is adjusted daily based on the Lloyds TSB base rate plus 2.5%. The loan also includes financial covenants. EEL must maintain profit before taxation and interest paid and payable of no less than 150% of interest paid and payable
(see Note 6).

      In the event of a default, Lloyds may make the loans, including any outstanding principal and interest that has accrued, repayable on demand. If any amount payable is not paid when due, EEL must pay an increased interest rate per annum equal to 3% above the rate of interest in effect from time to time under the note.

      In April 2003, CXR-AJ obtained a credit facility from IFN Finance, a subsidiary of ABN AMRO N.V. This credit facility is for a maximum of $1,583,000 based on the exchange rate in effect at December 31, 2006 for the conversion of euros into United States dollars. CXR-AJ also had $28,000 of term loans with another French bank outstanding as of December 31, 2006 (see Note 6). The IFN Finance facility is secured by accounts receivable and carries an annual interest rate of 1.6% above the French "T4M" rate. At December 31, 2006, the French T4M rate was 3.52%, and this facility had a balance of $1,128,000. This facility has no financial performance covenants. Availability on the IFN Finance credit line was $188,000 as of December 31, 2006, in addition to $152,000 availability with several other banks.

      XCEL Japan Ltd., or XJL, obtained a term loan on November 29, 2002 from Johnan Shinkin Bank (see Note 6). The loan is amortized over five years, carries an annual fixed interest rate of 3.25% and is secured by the assets of XJL. The balances of the loan as of December 31, 2006 and 2005 were $15,000 and $32,000, respectively, using the exchange rates in effect at those dates for conversion of Japanese yen into United States dollars. There are no financial performance covenants applicable to this loan.

                       EMRISE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)   LONG-TERM DEBT

      A summary of long-term debt as of December 31 follows:

                                                    2006               2005
                                               --------------     --------------
      Term notes payable to U.S. commercial
        lender (a)                             $     200,000      $      75,000
      Term notes payable to foreign banks (b)        601,000            844,000
      Capitalized lease and equipment loan
        obligations (c)                              248,000            327,000
                                               --------------     --------------
                                                   1,049,000          1,246,000
      Current portion                               (516,000)          (504,000)
                                               --------------     --------------
                                               $     533,000      $     742,000
                                               ==============     ==============

---------------
(a) The Company's domestic credit facility provides for a term loan of $200,000 secured by equipment, amortizable over 36 months, commencing in January 2007, at a variable rate equal to the prime rate plus 1.0%. The term loan portion of the facility had balances of $200,000 and $75,000 at December 31, 2006 and 2005, respectively.

(b) The Company has agreements with several foreign banks that include term borrowings that mature at various dates through 2008. Interest rates on the borrowings bear interest at rates ranging from 3.25% to 7% and are payable in monthly installments.

         UNITED KINGDOM - The unsecured United Kingdom term loan in the original principal amount of $979,000 is payable over 36 months commencing in September 2005 at $24,000 per month and interest is the base rate plus 2.5%. At December 31, 2006 and 2005, the outstanding balances were $558,000 and $778,000, respectively.

         FRANCE - The term loans in France had aggregate balances of $28,000 and $34,000 at December 31, 2006 and 2005, respectively, and are payable over 60 months and secured by the assets of the local subsidiary, bear an annual interest rate of 4% and are not subject to financial performance covenants.

         JAPAN - The term loan in Japan is a five-year amortizable loan that commenced in November 2002 and had balances of $15,000 and $32,000 as of December 31, 2006 and 2005, respectively, carries an annual fixed interest rate of 3.25%, is secured by the Japanese subsidiary's assets and is not subject to financial performance covenants.

(c) Capitalized lease obligations totaling $151,000 are calculated using interest rates appropriate at the inception of the lease and range from 6% to 18%. Leases are amortized over the lease term using the effective interest method. The leases all contain bargain purchase options and expire at various dates through December 31, 2017. The capital equipment loans totaling $97,000 are amortized over five years and bear interest at the bank's 30-day LIBOR plus 4%.

                       EMRISE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Principal maturities related to long-term debt, including loans from stockholders (see Note 14), as of December 31, 2006 were as follows:

                Year Ending December 31,                    Amount
                ------------------------                --------------
                         2007                           $    1,016,000
                         2008                                  887,000
                         2009                                  623,000
                         2010                                  264,000
                         2011                                    9,000
                                                        --------------
                         Total                          $    2,799,000
                                                        ==============

(7)   ACCRUED EXPENSES

      Accrued expenses as of December 31 consisted of the following:

                                                    2006               2005
                                               --------------     --------------
      Accrued salaries                         $     717,000      $     675,000
      Accrued payroll taxes and benefits             830,000            735,000
      Advance payments from customers              1,840,000            219,000
      Other accrued expenses                       1,922,000          1,942,000
                                               --------------     --------------
      Total accrued expenses                   $   5,309,000      $   3,571,000
                                               ==============     ==============

      No other individual item represented more than 5% of total current liabilities.

(8)   SHARE-BASED COMPENSATION

      On January 1, 2006, the Company adopted the provisions of SFAS No. 123R under the modified prospective method (see Note 1). The Company applied SFAS No. 123R to new awards in 2006 and to any previous awards that were modified, repurchased, or cancelled after the date of adoption of this standard.

      At December 31, 2006, a variety of the Company's stock-based compensation grants or awards were outstanding for employees (including officers) and members of the board of directors. All stock-based compensation plans were approved by the Company's board of directors.

DESCRIPTION OF STOCK OPTION PLANS

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

                       EMRISE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      Stock option activity for the years ended December 31, 2006, 2005 and 2004 was as follows:

                                              2006                       2005                         2004
                                   --------------------------  --------------------------  --------------------------
                                                    Weighted                    Weighted                    Weighted
                                                    Average                     Average                     Average
                                       Shares       Exercise      Shares        Exercise      Shares        Exercise
                                    (thousands)      Price      (thousands)      Price      (thousands)      Price
                                   -------------  -----------  -------------  -----------  -------------  -----------
Outstanding, beginning of year            2,108   $     1.05          2,133   $     0.97          1,729   $     0.96
Granted                                      50   $     1.00            725   $     1.92            424   $     0.96
Exercised*                                 (181)  $     0.54           (106)  $     0.38            (19)  $     0.33
Forfeited (including expirations)           (12)  $     3.13           (644)  $     1.88             (1)  $     3.44
                                   -------------  -----------  -------------  -----------  -------------  -----------
Outstanding at end of year                1,965   $     1.08          2,108   $     1.05          2,133   $     0.97
                                   =============  ===========  =============  ===========  =============  ===========
Exercisable, end of year                  1,860   $     1.08          1,908   $     1.00          1,918   $     0.97
                                   =============  ===========  =============  ===========  =============  ===========

------------------------------------
* Exercised at option prices ranging from $0.35 to $1.00 during 2006, from $0.32 to $1.00 during 2005, and from $0.20 to $0.35 during 2004.

      The total fair value of options that vested during the years ended December 31, 2006, 2005, and 2004, was approximately $213,000, $738,000, and
$127,000, respectively. As of December 31, 2006, the Company had 1,860,000 fully-vested stock options, with a weighted-average exercise price of $1.08 and remaining term of 6.2 years. The Company expects that 105,000 stock options (after forfeitures), with a weighted-average exercise price of $1.17 and remaining term of 8.3 years, will vest in the future. The aggregate intrinsic value is approximately $531,000 for unvested and vested options at December 31, 2006 based on the Company's average common stock closing price in the fourth quarter of 2006.

                       EMRISE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The Company received $97,000 from the exercise of stock options in 2006. The tax benefit realized was de minimis. For options exercised during the years ended December 31, 2006, 2005, and 2004, the differences between the fair value of the common shares issued and their respective exercise price were approximately $141,000, $144,000, and $19,000, respectively.

      If the fair values of the options granted during 2005 and 2004 had been recognized as compensation expense on a straight-line basis over the vesting period of the grant, stock-based compensation costs would have impacted the Company's net income and earnings per common share as follows:

                                                    2005               2004
                                               --------------     --------------
Net income as reported                         $   1,441,000      $   1,327,000
Add: Stock-based employee compensation expense
   included in net loss, net of
   related tax effects                                    --                 --
Deduct: Total stock-based employee compensation
   expense determined under fair
   value based method for all awards,
   net of related tax effects                       (738,000)          (127,000)
                                               --------------     --------------
Pro forma net (loss) income                    $     703,000      $   1,200,000
                                               ==============     ==============

Earnings per share:
   Basic earnings per share -- as reported     $        0.04      $        0.06
                                               ==============     ==============
   Diluted earnings per share -- as reported   $        0.04      $        0.05
                                               ==============     ==============
   Basic earnings per share -- pro forma       $        0.02      $        0.06
                                               ==============     ==============
   Diluted earnings per share -- pro forma     $        0.02      $        0.05
                                               ==============     ==============

      As of December 31, 2006, there was approximately $100,000 in unrealized compensation cost related to non-vested stock options. This expense will be recognized over a weighted average period of 8 years. A summary of the status of the Company's non-vested shares and changes during 2006 follows:

                                                                     Weighted-
                                                                      Average
                                                  Shares            Grant-Date
                                                (thousands)         Fair Value
                                               --------------     --------------
Nonvested, beginning of year                             200      $        1.12
Granted                                                   50               1.00
Vested                                                  (145)              1.07
Forfeited (including expirations)                         --                 --
                                               --------------     --------------
Nonvested end of year                                    105      $        0.96
                                               --------------     --------------

                       EMRISE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The estimated fair value of stock options at the time of grant using the Black-Scholes option-pricing model was as follows:

                                            2006               2005               2004
                                       --------------     --------------     --------------
Fair value per option                  $        0.79      $        1.02      $        0.79
Assumptions:
   Annualized dividend yield                      0%                 0%                 0%
   Expected volatility                           86%                88%                92%
   Risk-free interest rate                     4.75%              4.25%               3.0%
   Expected option term (in years)               7.0                7.0                7.0

      Details on various stock option exercise price ranges as of December 31, 2006 are as follows:

                                Outstanding Options                   Exercisable Options
                        -----------------------------------------  ----------------------------
                                        Weighted      Weighted                      Weighted
       Range of                          Average      Average                       Average
       Exercise            Shares         Life        Exercise        Shares        Exercise
        Price            (thousands)     (years)        Price       (thousands)      Price
----------------------  -------------  -----------  -------------  -------------  -------------
$0.20 to $1.00                 1,185         5.29   $       0.56          1,130   $       0.55
$1.01 to $2.00                   780         8.8            1.87            730           1.90
                        -------------  -----------  -------------  -------------  -------------
Total options                  1,965         6.52   $       1.08          1,860   $       1.08
                        =============  ===========  =============  =============  =============

      As discussed above, performance-based options granted in 2006 were measured on the date of grant using a Black-Scholes model. The key assumptions used for valuing the performance-based options during 2006 are as follows:

      Risk-free interest                                4.75%
      Expected dividends                                0.0%
      Expected volatility                              86.0%

(9)   STOCK ISSUANCE

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

      Additional costs related to the financing include registration rights-related liquidated damages of $803,000 (including payments of $44,064 during each of the months of June through November 2006 and a final payment of $102,815 in December 2006 for a total of $323,135 in 2006, in addition to the $480,000 paid in 2005), and legal, accounting and consulting fees that totaled approximately $505,000 through December 31, 2006. The liquidated damages were charged directly to equity as a return of capital against the gross proceeds of the financing. No further liquidated damages are due.

                       EMRISE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The Company used portions of the proceeds from this financing to fund the acquisitions of Pascall and RO described in Note 2. The Company used the remaining proceeds from this financing primarily for investments in new products and enhancements to existing products.

      The Company's board of directors has also authorized the issuance of common stock purchase warrants to certain officers, directors, stockholders, key employees and other parties as follows:

                                                                                           Exercise Price
                                                                 Number         -------------------------------------
                                                                of Shares           Per Share            Total
                                                            ---------------------------------------------------------
Balance outstanding at December 31, 2004                           806,000        $0.31 to $1.30      $   700,000
                                                            ---------------------------------------------------------
Warrants issued                                                  3,886,000        $1.73 to $2.00        6,741,000
Warrants exercised                                                (205,000)       $0.39 to $0.75         (111,000)
                                                            ---------------------------------------------------------
Balance outstanding at December 31, 2005                         4,487,000        $0.75 to $2.00       $7,330,000
                                                            ---------------------------------------------------------
Warrants issued                                                     25,000            $1.21                30,000
Warrants exercised                                                (351,000)       $0.75 to $2.00         (290,000)
                                                            ---------------------------------------------------------
Balance outstanding at December 31, 2006                         4,161,000        $0.75 to $2.00       $7,070,000
                                                            =========================================================

      During 2006, the Company issued warrants to purchase up to 25,000 shares of common stock at an exercise price of $1.21 per share for services rendered or to be rendered. The estimated value of the warrants was $15,000 and was calculated using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 4.25%, expected life of 3 years, no dividend yield and an expected volatility of 80%.

(10)  INCOME TAXES

      The Company files a consolidated United States federal income tax return. This return includes all domestic companies 80% or more owned by the Company. State tax returns are filed on a consolidated, combined or separate basis depending on the applicable laws relating to the Company and its domestic subsidiaries.

      Income before income taxes was taxed under the following jurisdictions for the years ended December 31:

                                 2006               2005               2004
                            --------------     --------------     --------------
      Domestic              $  (3,073,000)     $      25,000      $     762,000
      Foreign                     246,000          1,149,000            614,000
                            --------------     --------------     --------------
      Total                 $  (2,996,000)     $   1,174,000      $   1,376,000
                            ==============     ==============     ==============

      Income tax expense (benefit) consisted of the following for the years ended December 31:

                                 2006               2005               2004
                            --------------     --------------     --------------
      Current
         Federal            $          --      $          --      $      34,000
         State                     36,000                 --             52,000
         Foreign                  548,000            535,000            242,000
                            --------------     --------------     --------------
      Total current         $     584,000      $     535,000      $     328,000
                            ==============     ==============     ==============

                       EMRISE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 2006               2005               2004
                            --------------     --------------     --------------
      Deferred
         Federal            $     109,000      $    (705,000)     $    (204,000)
         State                         --             30,000            (11,000)
         Foreign                  (74,000)          (127,000)           (64,000)
                            --------------     --------------     --------------
      Total deferred        $      35,000      $    (802,000)     $    (279,000)
                            ==============     ==============     ==============
      Total
         Federal            $     109,000      $    (705,000)     $    (170,000)
         State                     36,000             30,000             41,000
         Foreign                  474,000            408,000            178,000
                            --------------     --------------     --------------
      Total                 $     619,000      $    (267,000)     $      49,000
                            ==============     ==============     ==============

      Income tax expense (benefit) differed from the amount obtained by applying the statutory federal income tax rate of 34% to income before income taxes as follows for the years ended December 31:

                                 2006               2005               2004
                            --------------     --------------     --------------
Tax at U.S. federal
  statutory rate            $  (1,128,000)     $     399,000      $     468,000
State taxes, net of federal
  income tax benefit             (143,000)            30,000             41,000
Foreign income taxes             (101,000)           (42,000)           248,000
Change in valuation
  allowances                    2,024,000           (607,000)          (179,000)
Permanent differences             (33,000)           (47,000)            (6,000)
Utilization of net
  operating losses                     --                 --           (523,000)
Other                                  --                 --                 --
                            --------------     --------------     --------------
                            $     619,000      $    (267,000)     $      49,000
                            ==============     ==============     ==============

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities were as follows as of December 31:

                                                             2006               2005
                                                        --------------     --------------
      Deferred tax assets:
        Fixed assets depreciation                       $      59,000      $          --
        Allowance for doubtful accounts                        38,000             44,000
        Inventory reserves and uniform capitalization       1,065,000            770,000
        Other accrued liabilities                             319,000            361,000
        Deferred compensation                                 218,000            118,000
        Alternative minimum tax credit carryforwards          142,000            142,000
        Capital loss carryforwards                            136,000            136,000
        Net operating loss carryforwards                    5,835,000          4,661,000
                                                        --------------     --------------
      Total deferred tax assets                             7,812,000          6,232,000
      Valuation allowance for deferred tax assets          (7,086,000)        (4,846,000)
                                                        --------------     --------------
      Deferred tax assets (current)                     $     726,000          1,386,000
                                                        --------------     --------------

                       EMRISE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                             2006               2005
                                                        --------------     --------------
      Deferred tax liabilities:
        Depreciation                                    $          --            (51,000)
        Intangible assets other than goodwill              (1,053,000)        (1,057,000)
                                                        --------------     --------------
      Deferred tax liabilities (long-term)                 (1,053,000)        (1,108,000)
                                                        --------------     --------------
      Net deferred tax assets (liabilities)             $    (327,000)     $     278,000
                                                        ==============     ==============

      As of December 31, 2006 and 2005, the Company had recorded $726,000 and $1,386,000, respectively, of net deferred tax assets and $1,053,000 and $1,108,000, respectively, of deferred tax liabilities. The Company had federal and state net operating loss carryforwards of approximately $15,459,000 and $14,187,000 as of December 31, 2006 and 2005, respectively, that expire at various dates through 2023. As of December 31, 2006 and 2005, the Company recorded a valuation allowance on the deferred tax asset. Management believes sufficient uncertainty exists regarding the realizability of the deferred tax asset items and that a valuation allowance is required. Management considers projected future taxable income and tax planning strategies in making this assessment. For the years ended December 31, 2006 and 2005, management recorded increases in its valuation allowances of $1,903,000 and a decrease of $948,000, respectively, based on the domestic book income in 2006 and 2005 and projections for future taxable income over periods that the deferred assets are deductible. Management believes that it is more likely than not that the Company will realize the benefits of its net deferred tax asset. The amount of the deferred tax assets considered realizable, however, could materially change in the near future if estimates of future taxable income during the carryforward period are changed.

      As a result of the merger in 1997 of the privately held EMRISE Electronics with a wholly-owned, newly formed subsidiary of the Company, with EMRISE Electronics as the surviving subsidiary, the Company experienced a more than 50% ownership change for federal income tax purposes. As a result, an annual limitation will be placed upon the Company's ability to realize the benefit of a significant portion of its federal net operating loss and credit carryforwards. The Company currently has $9,606,000 of net operating losses not subject to annual limitation, as these losses were generated subsequent to the 50% change in ownership. The remaining net operating loss of $5,835,000 generated before the change in ownership is subject to the annual limitation. Of the $4,581,000 net operating loss carryforward subject to limitation, approximately $276,000 per year is available to offset future federal taxable income.

                       EMRISE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11)  EARNINGS PER SHARE

      The following table illustrates the computation of basic and diluted
(loss) earnings per share:

                                 2006               2005               2004
                            --------------     --------------     --------------

NUMERATOR:
Net (loss) income           $  (3,615,000)     $   1,441,000      $   1,327,000
(Loss) income attributable
  to common stockholders    $  (3,615,000)     $   1,441,000      $   1,327,000

DENOMINATOR:
Weighted average number of
  common shares outstanding
  during the period - basic    37,981,000         37,256,000         24,063,000
Incremental shares from
  assumed conversions of
  warrants, options and
  preferred stock                      --          1,195,000            776,000
Adjusted weighted average
  shares - diluted             37,981,000         38,448,000         24,839,000
Basic (loss) earnings per
  share                     $       (0.10)     $        0.04      $        0.06
Diluted (loss) earnings
  per share                 $       (0.10)     $        0.04      $        0.05

      The following table shows the common stock equivalents that were outstanding as of December 31, 2006 and 2005 but were not included in the computation of diluted (loss) earnings per share because the options' or warrants' exercise price was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive:

                                             Number              Exercise Price
                                           of Shares               Per Share
                                          -----------           ----------------
  Anti-dilutive common stock options:
      As of December 31, 2006                780,000             $1.13 to $2.00
      As of December 31, 2005                686,000                 $2.00

  Anti-dilutive common stock warrants:
      As of December 31, 2006              4,111,000             $1.30 to $2.00
      As of December 31, 2005              3,886,000             $1.73 to $2.00

(12)  COMMITMENTS AND CONTINGENCIES

LEASES

      The Company conducts most of its operations from leased facilities under operating leases that expire at various dates through 2013. The leases generally require the Company to pay all maintenance, insurance and property tax costs and contain provisions for rent increases. Total rent expense, net of sublease income, for 2006, 2005 and 2004 was approximately $1,549,000, $885,000 and
$1,070,000, respectively.

                       EMRISE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year (including the related party lease discussed in Note 14) are as follows:

                Year Ending December 31,                    Amount
                ------------------------                --------------

                          2007                          $   1,648,000
                          2008                              1,257,000
                          2009                              1,078,000
                          2010                                962,000
                          2011                                241,000
                   2012 and thereafter                             --
                                                        --------------
                          Total                         $   5,186,000
                                                        ==============

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

EMPLOYEE BENEFIT PLANS

      Effective October 1, 1998, the Company instituted a defined contribution plan ("401(k) Plan") covering the majority of its United States domestic employees. Participants may make voluntary pretax contributions to such plans up to the limit as permitted by law. Company contributions to the 401(k) plan are discretionary. The Company made contributions of $34,000, $36,000 and $25,000 to the 401(k) Plan for the years ended December 31, 2006, 2005 and 2004, respectively.

      The Company's subsidiary in France has a defined benefit pension plan. The plan is an unfunded plan. As of the December 31, 2006 and 2005 measurement dates, the status of the defined benefit pension plan was as follows:

                                                    2006               2005
                                               --------------     --------------
      Projected benefit obligation             $     208,000      $     163,000
      Fair value of plan assets                $          --      $          --
      Unfunded accumulated benefit             $     192,000      $     155,000
      Accumulated benefit obligation           $     208,000      $     163,000
      Employer contributions                   $          --      $          --
      Participant contributions                $          --      $          --
      Benefits paid                            $          --      $      18,000

      Contributions to be paid to the plan during the year ended December 31, 2006 are estimated to be none.

                       EMRISE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Weighted average assumptions used to determine pension benefit obligations at December 31, 2006 and 2005 were as follows:

                                                    2006               2005
                                               --------------     --------------
      Discount rate                                 4.00%              4.50%
      Expected return on plan assets                4.25%              4.00%
      Rate of compensation increase                 2.00%                --

      The components of the net periodic pension costs for the years ended December 31, 2006 and 2005 were as follows:

                                                    2006               2005
                                               --------------     --------------
      Service cost                             $      11,000      $      11,000
      Interest cost                                    7,000              7,000
      Expected return on plan assets                      --                 --
      Amortization of transition asset,
        prior service cost
        and actuarial loss                                --                 --
                                               --------------     --------------
      Net periodic benefit cost                $      18,000      $      18,000
                                               ==============     ==============

      The following table sets forth the changes in benefit obligation for the years ended December 31, 2006 and 2005:

                                                    2006               2005
                                               --------------     --------------
      Change in benefit obligations:
      Benefit obligation at beginning of year  $     163,000      $     122,000
      Service cost                                    11,000             11,000
      Interest cost                                    7,000              7,000
      Benefits paid                                       --             18,000
      Contributions                                       --                 --
      Effect of foreign currency translation          27,000              5,000
                                               --------------     --------------
      Benefit obligation at end of year        $     208,000      $     163,000
                                               ==============     ==============

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

                       EMRISE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      On August 18, 2006, Mr. Foote resigned from all positions with the Company and its subsidiaries. The Company entered into a Resignation and Separation Agreement with Mr. Foote, which became effective on August 25, 2006. Under the agreement, Mr. Foote resigned all of his positions with the Company, and the Company and Mr. Foote jointly terminated his employment agreement dated effective as of January 1, 2006. The agreement provides that effective as of August 21, 2006, Mr. Foote will be assigned to temporary employment with the Company, which the parties anticipated would terminate by approximately December 31, 2006.

      On December 31, 2006, the Company and Mr. Foote amended the separation agreement to extend Mr. Foote's temporary employment to no later than March 30, 2007. The Company and Mr. Foote intend to amend the separation agreement to extend Mr. Foote's temporary employment to no later than April 30, 2007. During the time of his temporary employment, Mr. Foote has been assisting the Company in, among other things, the preparation of the Company's restated financial statements and various filings with the Commission and has continued to receive his base salary and employment benefits (other than paid vacation benefits, bonus or incentive compensation). Mr. Foote's stock options are scheduled to terminate three months after termination of his temporary employment. For twelve months following termination of his temporary employment, Mr. Foote has agreed to continue to provide reasonable cooperation and assistance to the Company as needed, and subject to Mr. Foote's performance of his obligations under the separation agreement, the Company has agreed to pay to Mr. Foote in installments on the Company's regular pay dates during that period the total gross amount of $182,200 and to reimburse Mr. Foote for health plan benefit premiums at the same benefit level he had as of his resignation date.

      Effective July 2, 2001, the Company and Graham Jefferies, Managing Director of EEL and Executive Vice President and Chief Operating Officer of the Company, entered into an employment agreement that provides for an initial annual salary of 100,000 British pounds sterling (approximately $141,000 at the then current exchange rates), an initial term of three years, two renewal periods of one year each, and severance pay of at least one years' salary. On February 24, 2006, the Company and Mr. Jefferies entered into a new three-year employment agreement effective as of January 1, 2006. The new employment agreement provides for an annual base salary of 152,800 British pounds sterling per year (approximately $263,350 as of January 1, 2006) and severance of twice his annual base salary, net of taxes, under certain circumstances.

(13)  SEGMENT AND MAJOR CUSTOMER INFORMATION

      The Company has two reportable segments: electronic devices and communications equipment. The electronic devices segment operates in the United States, European and Asian markets and designs, manufactures and markets digital switches and power supplies. The communications equipment segment operates principally in the United States and European markets and designs, manufactures and distributes voice and data transmission and networking equipment and communications test instruments.

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

      Each segment has business units or components as described in paragraph 30 of SFAS No. 142. Each component has discrete financial information and a management structure. Following is a description of the Company's segment and component structure as of December 31, 2006:

      REPORTING UNITS WITHIN ELECTRONIC DEVICES SEGMENT:

      o     EMRISE Electronics - Rancho Cucamonga, California: Digitran Division
            - digital and rotary switches, and electronic subsystem assemblies for defense and aerospace applications and keypads

      o EMRISE Electronics - Monrovia, California: XCEL Circuits Division - printed circuit boards mostly for intercompany sales

      o RO - Sunnyvale, California: manufacturer of standard power supplies using proprietary technology.

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

      REPORTING UNITS WITHIN COMMUNICATIONS EQUIPMENT SEGMENT:

      o     CXR Telcom division of CXR Larus Corporation - San Jose, California:
            Telecommunications test equipment for the field and central office applications

      o     Larus division of CXR Larus Corporation - San Jose, California:
            Telecommunications synchronous timing devices and network access equipment

      o CXR-Anderson Jacobson - Abondant, France: network access and modem equipment

      As described in Note 2, the Company acquired PEHL and Pascall in March 2005. These two entities are being included in EEL reporting unit of the electronic devices segment.

                       EMRISE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Selected financial data for each of the Company's operating segments is shown below.

                                       2006            2005            2004
                                  --------------  --------------  --------------
SALES TO EXTERNAL CUSTOMERS
     Electronic devices           $  32,702,000   $  25,687,000   $  15,262,000
     Communications equipment        13,682,000      15,583,000      14,375,000
                                  --------------  --------------  --------------
     Total                        $  46,384,000   $  41,270,000   $  29,637,000
                                  ==============  ==============  ==============

INTEREST EXPENSE
     Electronic devices           $     172,000   $     181,000   $     180,000
     Communications equipment           318,000         274,000         250,000
                                  --------------  --------------  --------------
     Total                        $     490,000   $     455,000   $     430,000
                                  ==============  ==============  ==============

DEPRECIATION AND AMORTIZATION
     Electronic devices           $     922,000   $     674,000   $      91,000
     Communications equipment           232,000         241,000         126,000
                                  --------------  --------------  --------------
     Total                        $   1,154,000   $     915,000   $     217,000
                                  ==============  ==============  ==============

SEGMENT PROFITS BEFORE INCOME TAX
     Electronic devices           $   2,730,000   $   3,191,000   $   2,612,000
     Communications equipment        (1,368,000)        697,000       1,580,000
                                  --------------  --------------  --------------
     Total                        $   1,362,000   $   3,888,000   $   4,192,000
                                  ==============  ==============  ==============

SEGMENT ASSETS
     Electronic devices           $  27,514,000   $  25,144,000   $   8,435,000
     Communications equipment        15,912,000      16,358,000      16,371,000
                                  --------------  --------------  --------------
     Total                        $  43,426,000   $  41,502,000   $  24,806,000
                                  ==============  ==============  ==============

                       EMRISE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GOODWILL AND OTHER INTANGIBLE ASSETS BY SEGMENT AS OF DECEMBER 31, 2006

                                                                            Customer       Covenant
                                         Trademarks and    Technology      Relation-         Not                        Patents in
                           Goodwill --   Trade Names --    Acquired --      ships --     to Compete --    Backlog --    Progress --
                               Not            Not         10-Year Life    10-Year Life    3-Year Life    2-Year Life        Not
                           Amortizable     Amortizable     Amortizable     Amortizable    Amortizable    Amortizable    Amortizable
                          -------------  --------------   -------------   -------------  -------------  -------------  -------------
GROSS COST
Electronic devices        $  7,379,000   $     850,000    $    500,000    $    350,000   $    200,000   $    200,000   $     89,000
Communications equipment     6,706,000         750,000       1,150,000         200,000             --             --             --
                          -------------  --------------   -------------   -------------  -------------  -------------  -------------
Total                     $ 14,085,000   $   1,600,000    $  1,650,000    $    550,000   $    200,000   $    200,000   $     89,000
                          =============  ==============   =============   =============  =============  =============  =============

ACCUMULATED AMORTIZATION
Electronic devices        $    218,000   $          --    $     67,000    $     47,000   $    117,000   $    175,000   $         --
Communications equipment       872,000              --         287,000          50,000             --             --             --
                          -------------  --------------   -------------   -------------  -------------  -------------  -------------
Total                     $  1,090,000   $          --    $    354,000    $     97,000   $    117,000   $    175,000   $         --
                          =============  ==============   =============   =============  =============  =============  =============

CARRYING VALUE
Electronic devices        $  7,161,000   $     850,000    $    433,000    $    303,000   $     83,000   $     25,000   $     89,000
Communications equipment     5,834,000         750,000         863,000         150,000             --             --             --
                          -------------  --------------   -------------   -------------  -------------  -------------  -------------
Total                     $ 12,995,000   $   1,600,000    $  1,296,000    $    453,000   $     83,000   $     25,000   $     89,000
                          =============  ==============   =============   =============  =============  =============  =============





                       EMRISE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GOODWILL AND OTHER INTANGIBLE ASSETS BY SEGMENT AS OF DECEMBER 31, 2005

                                                                            Customer       Covenant
                                         Trademarks and    Technology      Relation-         Not                        Patents in
                           Goodwill --   Trade Names --    Acquired --      ships --     to Compete --    Backlog --    Progress --
                               Not            Not         10-Year Life    10-Year Life    3-Year Life    2-Year Life        Not
                           Amortizable     Amortizable     Amortizable     Amortizable    Amortizable    Amortizable    Amortizable
                          -------------  --------------   -------------   -------------  -------------  -------------  -------------
GROSS COST
Electronic devices        $  6,702,000   $     813,000    $    484,000    $    200,000   $    200,000   $    200,000   $     52,000
Communications equipment     6,428,000         750,000       1,150,000         200,000             --             --             --
                          -------------  --------------   -------------   -------------  -------------  -------------  -------------
Total                     $ 13,130,000   $   1,563,000    $  1,634,000    $    400,000   $    200,000   $    200,000   $     52,000
                          =============  ==============   =============   =============  =============  =============  =============

ACCUMULATED AMORTIZATION
Electronic devices        $    192,000   $          --    $     16,000    $      7,000   $     50,000   $     75,000   $         --
Communications equipment       872,000              --         172,000          30,000             --             --             --
                          -------------  --------------   -------------   -------------  -------------  -------------  -------------
Total                     $  1,064,000   $          --    $    188,000    $     37,000   $     50,000   $     75,000   $         --
                          =============  ==============   =============   =============  =============  =============  =============

CARRYING VALUE
Electronic devices        $  6,510,000   $     813,000    $    468,000    $    193,000   $    150,000   $    125,000   $     52,000
Communications equipment     5,556,000         750,000         978,000         170,000             --             --             --
                          -------------  --------------   -------------   -------------  -------------  -------------  -------------
Total                     $ 12,066,000   $   1,563,000    $  1,446,000    $    363,000   $    150,000   $    125,000   $    52,000
                          =============  ==============   =============   =============  =============  =============  =============

                       EMRISE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CHANGES IN GOODWILL BY SEGMENT

                                                            Electronic                     Communications
                                                              Devices        Equipment         Total
                                                          --------------   -------------   --------------
Balance at January 1, 2005                                $   1,085,000    $  4,796,000    $   5,881,000
Goodwill acquired or reclassed from other intangibles         5,930,000         760,000        6,690,000
Impairment                                                           --              --               --
Foreign currency translation                                   (505,000)             --         (505,000)
                                                          --------------   -------------   --------------
Balance December 31, 2005                                 $   6,510,000    $  5,556,000    $  12,066,000


Balance at January 1, 2006                                $   6,510,000    $  5,556,000    $  12,066,000
Goodwill acquired                                                    --              --               --
Acquisition allocation adjustment                              (157,000)        278,000          121,000
Foreign currency translation                                    808,000              --          808,000
                                                          --------------   -------------   --------------
Balance December 31, 2006                                 $   7,161,000    $  5,834,000    $  12,995,000
                                                          ==============   =============   ==============

      The Company's future aggregate amortization expense for intangibles for the next five years is as follows:

                Year Ending December 31,                    Amount
                ------------------------                --------------
                         2007                           $     312,000

                         2008                           $     237,000

                         2009                           $     220,000

                         2010                           $     220,000

                         2011                           $     220,000

                       EMRISE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The following is a reconciliation of the reportable segment revenues, profit or loss and assets to the Company's consolidated totals.

                                                       2006            2005            2004
                                                  --------------  --------------  --------------
NET SALES
   Total sales for reportable segments            $  46,384,000   $  41,270,000   $  29,637,000
   Elimination of intersegment sales                         --              --              --
                                                  --------------  --------------  --------------
Total consolidated net sales                      $  46,384,000   $  41,270,000   $  29,637,000
                                                  ==============  ==============  ==============

(LOSS) INCOME BEFORE INCOME TAXES
     Total (loss) income for reportable segments  $   1,362,000   $   3,888,000   $   4,192,000
     Unallocated amounts:
       General corporate expenses                    (4,358,000)     (2,714,000)     (2,816,000)
                                                  --------------  --------------  --------------
Consolidated (loss) income before income taxes    $  (2,996,000)  $   1,174,000   $   1,376,000
                                                  ==============  ==============  ==============

ASSETS
   Total assets for reportable segments           $  43,426,000   $  41,502,000   $  24,806,000
   Other assets                                       1,359,000       2,959,000         338,000
                                                  --------------  --------------  --------------
Total consolidated assets                         $  44,785,000   $  44,461,000   $  25,144,000
                                                  ==============  ==============  ==============

INTEREST EXPENSE
   Interest expense for reportable segments       $     490,000   $     455,000   $     430,000
   Other interest expense                                    --              --           3,000
                                                  --------------  --------------  --------------
Total interest expense                            $     490,000   $     455,000   $     433,000
                                                  ==============  ==============  ==============

DEPRECIATION AND AMORTIZATION
Depreciation and amortization expense
   for reportable segments                        $   1,154,000   $     915,000   $     217,000
   Other depreciation and amortization expense           36,000          49,000          70,000
                                                  --------------  --------------  --------------
Total depreciation and amortization               $   1,190,000   $     964,000   $     287,000
                                                  ==============  ==============  ==============

                       EMRISE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      A summary of the Company's net sales and identifiable assets by geographical area follows:

                                       2006            2005            2004
                                  --------------  --------------  --------------
NET SALES:
    United States                 $  16,952,000   $  15,957,000   $  12,521,000
    Japan                             1,186,000       1,271,000         935,000
    France                            7,120,000       6,657,000       7,016,000
    United Kingdom                   21,126,000      17,385,000       9,165,000
                                  --------------  --------------  --------------
                                  $  46,384,000   $  41,270,000    $ 29,637,000
                                  ==============  ==============  ==============
LONG-LIVED ASSETS:
    United States                 $     765,000   $     734,000    $    440,000
    Japan                                 7,000           7,000          11,000
    France                               90,000         101,000         142,000
                                  --------------  --------------  --------------
    United Kingdom                    1,376,000       1,231,000         316,000
                                  $   2,245,000   $   2,073,000    $    909,000
                                  ==============  ==============  ==============

      Sales and purchases between geographic areas have been accounted for on the basis of prices set between the geographic areas, generally at cost plus 40%. Identifiable assets by geographic area are those assets that are used in the Company's operations in each location. Net sales by geographic area have been determined based upon the country from which the product was shipped.

      No customer in the electronic devices segment accounted for 10% or more of net sales during 2006 and one customer accounted for 10% or more of net sales during 2005 and 2004.

(14)  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      The following is a summary of the quarterly operations for the years ended December 31, 2006 and 2005 (in thousands, except for per share data).

                                                                                2006
                                                     -------------------------------------------------------------
                                                        Mar. 31         June 30         Sept. 30        Dec. 31
                                                     -------------   -------------   -------------   -------------
Net sales                                            $     10,734    $     10,817    $     12,177    $     12,656
Gross profit                                         $      4,384    $      3,792    $      4,678    $      4,117
Net loss                                             $       (322)   $     (1,010)   $       (716)   $     (1,567)
Loss applicable to common stockholders               $       (322)   $     (1,010)   $       (716)   $     (1,567)
Loss per share:
     Basic and diluted                               $      (0.01)   $      (0.03)   $      (0.02)   $      (0.10)
                                                     =============   =============   =============   =============

                                                                                2005
                                                     -------------------------------------------------------------
                                                        Mar. 31         June 30         Sept. 30        Dec. 31
                                                     -------------   -------------   -------------   -------------
Net sales                                            $      7,523    $      9,962    $     11,177    $     12,608
Gross profit                                         $      3,278    $      3,963    $      4,866    $      5,449
Net (loss) income                                    $       (197)   $         21    $        816    $        801
(Loss) income (applicable) available to
     common stockholders                             $       (197)   $         21    $        816    $        801
(Loss) earnings per share:
     Basic                                           $      (0.01)   $       0.02    $       0.02    $       0.02
                                                     =============   =============   =============   =============
     Diluted                                         $      (0.01)   $       0.00    $       0.02    $       0.02
                                                     =============   =============   =============   =============

                       EMRISE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15)  RELATED PARTY TRANSACTIONS

      On July 13, 2004, the Company issued two promissory notes to the former stockholders of Larus Corporation totaling $3,000,000 in addition to paying cash and issuing shares of common stock and two zero interest short-term notes totaling $887,500 that were repaid in 2004, in exchange for 100% of the common stock of Larus Corporation (see Note 2). These notes are subordinated to the Company's bank debt and are payable in 72 equal monthly payments of principal totaling $41,667 per month plus interest at the 30-day LIBOR plus 5% with a maximum interest rate of 7% during the first two years of the term of the notes, 8% during the third and fourth years, and 9% thereafter. At December 31, 2006, the 30-day LIBOR was 5.3279%.

      Future maturities of notes payable to stockholders are as follows:

                Year Ending December 31,
                ------------------------
                          2007                          $     500,000
                          2008                                500,000
                          2009                                500,000
                          2010                                250,000
                          2011                                     --
                                                        --------------
                                                        $   1,750,000
                                                        ==============

      Interest paid on these notes in 2006 and 2005 was $152,000 and $179,000, respectively.

      The Company entered into an above-market real property lease with the sellers. The lease represented an obligation that exceeded the fair market value by approximately $756,000. The lease term is for 7 years and expires on June 30, 2011. It is renewable for a 5-year term priced under market conditions. The base rent is based on a minimum rent of $.90 per square foot per month, which is $27,000 monthly or $324,000 per year, subject to monthly adjustments of the interest rate based on the Federal Reserve Discount Rate that match the lessor's variable interest rate mortgage payments on the building. The maximum increase in any year is 1.5%, with a cumulative maximum increase of 8% over the life of the lease. The increases apply to that portion of the rent that corresponds to the interest portion of the lessor's mortgage. Lease payments paid to the related parties during 2006 and 2005 totaled $456,000 and $378,000, respectively. Future minimum lease payments under the operating lease payable to the stockholders are included in Note 11.

      The Company entered into a lease for the RO building with Caspian Associates ("Caspian"), a California general partnership. Richard Okada, who was President of RO prior to the Company's acquisition and is currently the President of RO, is a general partner of Caspian. The lease provided for a two-year term commencing on September 1, 2005 and ending on August 31, 2007, at a base rent of $9,210 per month. Additionally, the lease provided for an extension of the lease term for an additional three years, to August 31, 2010, and a rent increase if RO achieves certain net sales and cumulative gross profit targets. However, the targets were eliminated from the lease when the property was sold on November 1, 2006. Also, on March 1, 2007, the lease converted into a month-to-month tenancy where either party may provide the other with 30 days' notice to terminate the lease. As of December 31, 2006, the lease obligation was $12,280 per month, which was more than the original $9,210 because a sublessee terminated its sublease in May 2006. The Company paid $138,000 and $37,000 on the lease in 2006 and 2005, respectively. The Company terminated the lease on March 31, 2007.

      There are no guarantees by officers or fees paid to officers or loans to or from officers.

                       EMRISE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      See Note 11 for information regarding employment arrangements with the Company's executive management.

(16)  NEW ACCOUNTING PRONOUNCEMENTS

      The Company adopted SFAS No. 123R on January 1, 2006 (see Note 1).

      In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, INVENTORY COSTS, AN AMENDMENT OF ARB NO. 43, CHAPTER 4. SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period costs. The provisions of SFAS No. 151 are effective for 2006. The Company is currently evaluating the provisions of SFAS No. 151 and does not expect that adoption will have a material effect on its financial position, results of operations or cash flows.

      On December 16, 2004, the FASB issued SFAS No. 153, EXCHANGES OF NONMONETARY ASSETS, AN AMENDMENT OF APB OPINION NO. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges beginning in the second quarter of 2006. The Company does not believe its adoption of SFAS No. 153 will have a material effect on its consolidated financial position, results of operations or cash flows.

      On June 7, 2005, the FASB issued SFAS No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS, a replacement of APB Opinion No. 20, ACCOUNTING CHANGES, and SFAS No. 3, REPORTING ACCOUNTING CHANGES IN INTERIM FINANCIAL STATEMENTS. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition of a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. However, SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. The Company does not believe its adoption of SFAS No. 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

      In February 2006, the FASB issued SFAS No. 155, ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS, which amends SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES and SFAS No. 140, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. Specifically, SFAS No. 155 amends SFAS No. 133 to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided the whole instrument is accounted for on a fair value basis. Additionally, SFAS No. 155 amends SFAS No. 140 to allow a qualifying special purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with early application allowed. The Company does not expect that the adoption of SFAS No. 155 will have a material effect on its results of operations or financial position.

      In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS. This new statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. The required effective date of SFAS No. 157 is the first quarter of 2008. The Company currently is evaluating the effect this statement may have on its consolidated financial statements.

                       EMRISE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES. SFAS No. 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense up front cost and fees associated with the item for which the fair value option is elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, FAIR VALUE MEASUREMENTS. The Company is currently evaluating the effect that adoption of SFAS No. 159 would have on its financial condition or results of operations.

      In June 2006, the FASB issued Financial Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES--AN INTERPRETATION OF FASB STATEMENT NO. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The interpretation also provides guidance on derecognition, classification, interest and penalties, and other matters. These provisions are effective for the Company beginning in the first quarter of 2007. The Company currently is assessing the effect of this statement and currently does not believe that adoption will have a material effect on its consolidated financial statements.

      On June 29, 2005, the FASB ratified Emerging Issues Task Force ("EITF") Issue No. 05-06, DETERMINING THE AMORTIZATION PERIOD FOR LEASEHOLD IMPROVEMENTS. EITF Issue No. 05-06 provides that the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease shall be the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition or the purchase. The provisions of EITF Issue No. 05-06 are effective on a prospective basis for leasehold improvements purchased or acquired beginning in the Company's second quarter of 2005. The Company does not believe its adoption of EITF Issue No. 05-06 will have a material effect on its consolidated financial position, results of operations or cash flows.

      In September 2006, the Securities and Exchange Commission ("Commission") issued Staff Accounting Bulletin ("SAB") No. 108, Topic 1N, FINANCIAL STATEMENTS
- CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN THE CURRENT YEAR FINANCIAL STATEMENTS. SAB No. 108 addresses how to quantify the effect of an error on the financial statements and requires a dual approach to compute the materiality of the misstatement. Specifically, the amount of the misstatement is to be computed using both the "rollover" (that is, the current year income statement perspective) and the "iron curtain" (that is, the year-end balance sheet perspective). SAB No. 108 is effective for all fiscal years ending after November 15, 2006. Accordingly, the Company adopted SAB No. 108 in the fourth quarter of 2006. The adoption of SAB No. 108 did not have a material effect on the Company's financial condition or results of operations.

                       EMRISE CORPORATION AND SUBSIDIARIES
          CONSOLIDATED SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                       Additions                    Reserve
                                         Balance at    Charged to    Deductions     Acquired
                                        Beginning of   Costs and    Write-offs of     with       Balance at
             Description                    Year        Expenses      Accounts     Acquisition   End of Year
             -----------                ------------  ------------  -------------  -----------  -------------
Allowance for doubtful accounts:
     Year ended December 31, 2006       $   379,000   $    69,000   $    (57,000)  $        --  $    391,000
     Year ended December 31, 2005       $   153,000   $   151,000   $    (33,000)  $   108,000  $    379,000
     Year ended December 31, 2004       $   161,000   $        --   $    (32,000)  $    24,000  $    153,000

Allowance for inventory obsolescence:
     Year ended December 31, 2006       $ 4,053,000   $ 1,771,000   $   (167,000)  $        --  $  5,657,000
     Year ended December 31, 2005       $ 2,251,000   $ 1,403,000   $ (1,150,000)  $ 1,549,000  $  4,053,000
     Year ended December 31, 2004       $ 1,692,000   $ 1,116,000   $   (557,000)  $        --  $  2,251,000

                                INDEX TO EXHIBITS
EXHIBIT
NUMBER                                  DESCRIPTION
------                                  -----------
2.1 Stock Purchase Agreement dated July 13, 2004 between MicroTel International Inc.; Noel C. McDermott; Warren P. Yost; Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995; and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988 (1)
2.2 Agreement dated March 1, 2005 among Intelek Properties Limited, XCEL Corporation Limited, Intelek PLC and EMRISE Corporation relating to the sale and purchase of the outstanding capital shares of Pascall Electronic (Holdings) Limited (13)
2.3 Supplemental Agreement dated March 18, 2005 among Intelek Properties Limited, XCEL Corporation Limited, Intelek PLC and EMRISE Corporation (13)
2.4 Loan Agreement dated March 18, 2005 among XCEL Corporation Limited, Pascall Electronics Limited and Pascall Electronic (Holdings) Limited (13)
2.5 Stock Purchase Agreement dated September 2, 2005 between EMRISE Electronics Corporation, a New Jersey corporation, Robert H. Okada, as Trustee of the Robert H. Okada Trust Agreement dated February 11, 1992, and Sharon Vavro, an individual (16)
2.6 Amendment No. 1 dated effective as of September 28, 2005 to Stock Purchase Agreement dated September 2, 2005 between EMRISE Electronics Corporation, a New Jersey corporation, Robert H. Okada, as Trustee of the Robert H. Okada Trust Agreement dated February 11, 1992, and Sharon Vavro, an individual (17)
3.1 Amended and Restated Certificate of Incorporation of EMRISE Corporation filed with the Secretary of State of Delaware on May 9, 2005 (14)
3.2 Amended and Restated Bylaws adopted by the Board of Directors of the Corporation on September 1, 2004 (3)
10.1           1993 Stock Option Plan (#) (5)
10.2           Employee Stock and Stock Option Plan (#) (6)
10.3           1997 Stock Incentive Plan (#) (7)
10.4           Amended and Restated 2000 Stock Option Plan (#) (9)
10.5 Form of Executive Officer and Director Indemnification Agreement entered into between the Registrant and each of Carmine T. Oliva, Laurence P. Finnegan, Jr., Otis W. Baskin, Richard E. Mahmarian, Randolph D. Foote and Graham Jefferies (2)
10.6           Description of Compensation of Directors (#) (20)
10.7 Credit Facility Agreement dated April 8, 2003, between IFN Finance and CXR, S.A.S. (11)
10.8 English Summary of Credit Facility Agreement dated April 8, 2003 between IFN Finance and CXR, S.A.S. (12)
10.9 Subordinated Secured Promissory Note dated July 13, 2004 in the principal amount of $1,681,318.68 made by MicroTel International Inc. in favor of Noel C. McDermott Revocable Living Trust dated December 19, 1995 (10)
10.10 Subordinated Secured Promissory Note dated July 13, 2004 in the principal amount of $1,318,681.32 made by MicroTel International Inc. in favor of Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988 (10)

EXHIBIT
NUMBER                                  DESCRIPTION
------                                  -----------
10.11 Pledge and Security Agreement dated July 13, 2004 between MicroTel International Inc.; Noel C. McDermott, as Collateral Agent; Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995; and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988 (10)
10.12 Intercreditor Agreement dated July 13, 2004 between MicroTel International Inc.; Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995; and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988 (10)
10.13 Continuing Guarantee dated July 13, 2004 made by Larus Corporation in favor of Noel C. McDermott, as Trustee of the Noel
               C. McDermott Revocable Living Trust dated December 19, 1995, and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988 (10)
10.14 Continuing Guarantee dated July 13, 2004 made by Vista Labs Incorporated in favor of Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995, and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988 (10)
10.15 Continuing Guarantee dated July 13, 2004 made by CXR Telcom in favor of Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995, and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988 (10)
10.16 Security Agreement dated July 13, 2004 made by Larus Corporation in favor of Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995, and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988 (10)
10.17 Security Agreement dated July 13, 2004 made by Vista Labs Incorporated in favor of Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995, and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988 (10)
10.18 Security Agreement dated July 13, 2004 made by CXR Telcom in favor of Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995, and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988 (10)
10.19          Lease agreement between the Registrant and Property Reserve Inc.
               dated September 16, 1999 (8)
10.20 Lease agreement between XET, Inc. and Rancho Cucamonga Development dated August 30, 1999 (8)
10.21 Commercial Lease dated July 13, 2004 between the Registrant, as Tenant, and Noel C. McDermott and Warren P. Yost, as Landlord, for the premises located at 894 Faulstich Court, San Jose, California (10)
10.22 Executive Employment Agreement dated February 24, 2006 by and between the Registrant and Carmine T. Oliva (#) (19)

EXHIBIT
NUMBER                                  DESCRIPTION
------                                  -----------
10.23 Executive Employment Agreement dated February 24, 2006 by and between the Company and Graham Jefferies (#) (19)
10.24 Executive Employment Agreement dated February 24, 2006 by and between the Registrant and Randolph D. Foote (#) (19)
10.25 Resignation and Separation Agreement dated August 18, 2006 by and between EMRISE Corporation and Randolph D. Foote (4)
10.26 Consulting Extension Letter Agreement dated December 31, 2006 by and between EMRISE Corporation and Randolph D. Foote
10.27 Loan Agreement dated March 18, 2005 among XCEL Corporation Limited, Pascall Electronics Limited and Pascall Electronic (Holdings) Limited (13)
10.28 Form of Incentive Stock Option Agreement Under Amended and Restated 2000 Stock Option Plan (#) (15)
10.29 Form of Non-Qualified Stock Option Agreement Under Amended and Restated 2000 Stock Option Plan (#) (15)
10.30 Credit Agreement between EMRISE Corporation and Wells Fargo Bank, National Association dated as of August 25, 2005 (18)
10.31 First Amendment to Credit Agreement dated as of November 17, 2005 by and between EMRISE Corporation and Wells Fargo Bank, N.A.(20)
10.32 Second Amendment to Credit Agreement dated as of March 28, 2006 by and between EMRISE Corporation and Wells Fargo Bank, N.A. *
10.33 Third Amendment to Credit Agreement entered into as of September 1, 2006 by and between EMRISE Corporation and Wells Fargo Bank, N.A. (21)
10.34 Revolving Line of Credit Note dated September 1, 2006 made by EMRISE Corporation in favor of Wells Fargo Bank (21)
10.35 Letter Agreement dated October 1, 2006 by and between EMRISE Corporation and Wells Fargo Bank, N.A. (22)
10.36 Forbearance Agreement dated as of November 20, 2006 between EMRISE Corporation and Wells Fargo Bank, N.A. (23)
10.37 Credit and Security Agreement dated December 1, 2006 between EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, RO Associates Incorporated and Wells Fargo Bank, N.A. through its Wells Fargo Business Credit operating division
               (23)
10.38 Revolving Note dated December 1, 2006 executed by EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation and RO Associates Incorporated in favor of Wells Fargo Bank, N.A. through its Wells Fargo Business Credit operating division (23)
10.39 Term Note dated December 1, 2006 executed by EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation and RO Associates Incorporated in favor of Wells Fargo Bank, N.A. through its Wells Fargo Business Credit operating division (23)

EXHIBIT
NUMBER                                  DESCRIPTION
------                                  -----------
10.40          Patent and Trademark Security Agreement dated December 1, 2006 between EMRISE Corporation and Wells Fargo Bank, N.A. through its
               Wells Fargo Business Credit operating division (23)
10.41          Patent and Trademark Security Agreement dated December 1, 2006 between RO Associates Incorporated and Wells Fargo Bank, N.A.
               through its Wells Fargo Business Credit operating division (23)
10.42          Debt Purchase Agreement between Lloyds TSB Commercial Finance
               Limited and Pascall Electronics Limited dated June 28, 2005 (18)
10.43          Debt Purchase Agreement between Lloyds TSB Commercial Finance
               Limited and XCEL Power Systems Limited dated June 28, 2005 (18)
10.44          Loan Agreement between Lloyds TSB Commercial Finance Limited and
               XCEL Power Systems Limited dated June 28, 2005 (18)
10.45          Business Loan Agreement between Lloyds TSB Bank PLC and XCEL
               Corporation Limited dated June 30, 2005 (18)
10.46          Guaranty and Indemnity between XCEL Power Systems Limited,
               Pascall Electronics Limited, Pascall Electronic (Holdings)
               Limited, Belix Wound Components Limited and Lloyds TSB Commercial
               Finance Limited dated June 21, 2005 (18)
10.47          Deed of Guaranty and Indemnity between XCEL Corporation Limited and Lloyds TSB Commercial Finance Limited dated June 21, 2005
               (18)
10.48          Deed of Guarantee and Indemnity between Pascall Electronics
               Limited and Lloyds TSB Commercial Finance Limited dated June 21,
               2005 (18)
10.49          Deed of Guarantee and Indemnity between XCEL Corporation Limited and Lloyds TSB Commercial Finance Limited dated June 21, 2005
               (18)
10.50          Deed of Priorities between Lloyds TSB Commercial Finance Limited and Lloyds TSB Bank PLC and Pascall Electronics Limited dated
               June 28, 2005 (18)
10.51          Deed of Priorities between Lloyds TSB Commercial Finance Limited and Lloyds TSB Bank PLC and XCEL Power Systems Limited dated June
               28, 2005 (18)
10.52          All Assets Debenture given by XCEL Power Systems Limited in favor of Lloyds TSB Commercial Finance Limited dated June 28, 2005 (18)
14.1           Amended and Restated Code of Business Conduct and Ethics (20)
14.2           Code of Business Ethics for CEO and Senior Financial Officers
               (20)
16             Letter dated April 19, 2006 from Grant Thornton LLP regarding change in certifying accountant (24)
21             Subsidiaries of the Registrant (20)

EXHIBIT
NUMBER                                  DESCRIPTION
------                                  -----------
23 Consent of Hein & Associates LLP, Independent Registered Public Accounting Firm *
31.1 Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of
               2002 *
31.2 Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of
               2002 *
32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 350, as Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002 *
-----------------------------
*     Filed herewith.

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

(4) Filed as an exhibit to the Registrant's Form 8-K for August 16, 2006 and incorporated herein by reference.

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

(21) Filed as an exhibit to the Registrant's Form 8-K for September 19, 2006 and incorporated herein by reference.

(22) Filed as an exhibit to the Registrant's Form 8-K for October 9, 2006 and incorporated herein by reference.

(23) Filed as an exhibit to the Registrant's Form 8-K for November 24, 2006 and incorporated herein by reference.

(24) Filed as an exhibit to the Registrant's Form 8-K for April 13, 2006 and incorporated herein by reference.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 2nd day of April, 2007.

                                       EMRISE CORPORATION

                                       By: /s/ Carmine T. Oliva
                                           -------------------------------------
                                           Carmine T. Oliva
                                           Chairman of the Board, President,
                                           Chief Executive Officer, Acting Chief
                                           Financial Officer and Secretary

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                       CAPACITY                              DATE
---------                                       --------                              ----
/s/ Carmine T. Oliva               Chairman of the Board, President, Chief        April 2, 2007
-------------------------------    Executive Officer (principal executive
Carmine T. Oliva                   officer), Acting Chief Financial Officer
                                   (principal accounting and financial
                                   officer), Secretary and Director


/s/ Laurence P. Finnegan, Jr.      Director                                       April 2, 2007
-------------------------------
Laurence P. Finnegan, Jr.


/s/ Otis W. Baskin                 Director                                       April 2, 2007
-------------------------------
Otis W. Baskin


/s/ Richard E. Mahmarian           Director                                       April 2, 2007
-------------------------------
Richard E. Mahmarian

                        EXHIBITS ATTACHED TO THIS REPORT

EXHIBIT
NUMBER                                  DESCRIPTION
------                                  -----------
10.26 Consulting Extension Letter Agreement dated December 31, 2006 by and between EMRISE Corporation and Randolph D. Foote

10.32 Second Amendment to Credit Agreement dated as of March 28, 2006 by and between EMRISE Corporation and Wells Fargo Bank, N.A.

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