Form 10-Q
period 2007-03-31
Emrise CORP
filed 2007-05-15
CIK 854852

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2007

                                       or

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes | | No |X|

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer | | Accelerated Filer | |  Non-Accelerated Filed | X |

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes | | No |X|

         As of May 9, 2007, there were 38,144,250 shares of the issuer's common stock, $0.0033 par value, outstanding.

================================================================================


                                          PART I

ITEM 1.       FINANCIAL STATEMENTS.......................................................    F-1

         Condensed Consolidated Balance Sheets as of March 31, 2007 (unaudited)
               and December 31, 2006.....................................................    F-1

         Condensed Consolidated Statements of Operations for the Three Months
               Ended March 31, 2007 and 2006 (unaudited).................................    F-2

         Condensed Consolidated Statements of Comprehensive Income for the
               Three Months Ended March 31, 2007 and 2006 (unaudited)....................    F-3

         Condensed Consolidated Statements of Stockholders' Equity for the
               Three Months Ended March 31, 2007 (unaudited).............................    F-4

         Condensed Consolidated Statements of Cash Flows for the Three Months Ended
               March 31, 2007 and 2006 (unaudited).......................................    F-5

         Notes to Condensed Consolidated Financial Statements (unaudited)................    F-6

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS........................................      2

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK................................................................     15

ITEM 4T.      CONTROLS AND PROCEDURES....................................................     15

                                          PART II
                                     OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS..........................................................     18

ITEM 1A.      RISK FACTORS...............................................................     18

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND
              USE OF PROCEEDS............................................................     18

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES............................................     18

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................     18

ITEM 5.       OTHER INFORMATION..........................................................     19

ITEM 6.       EXHIBITS...................................................................     19

SIGNATURES    ...........................................................................     20



                                        PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                                      EMRISE CORPORATION AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  AS OF MARCH 31, 2007 AND DECEMBER 31, 2006
                              (In Thousands, Except Share and Per Share Amounts)


                                                                               March 31,     December 31,
ASSETS                                                                           2007           2006
                                                                               --------       --------
                                                                             (unaudited)
Current assets:
   Cash and cash equivalents                                                   $  3,269       $  3,802
   Accounts receivable, net of allowances for doubtful accounts of $287
     and $391 at March 31, 2007 and December 31, 2006, respectively               8,503          9,220
   Inventories, net of allowances for inventory obsolescence of $5,892
     and $5,657 at March 31, 2007 and December 31, 2006, respectively            10,975         10,575
   Deferred income taxes                                                            730            726
   Prepaid and other current assets                                               1,180          1,082
                                                                               --------       --------
Total current assets                                                             24,657         25,405
Property, plant and equipment, net                                                2,193          2,245
Goodwill                                                                         12,975         12,995
Intangible assets other than goodwill, net of accumulated
   amortization of $840 and $443 at March 31, 2007 and December 31, 2006,
   respectively                                                                   3,452          3,546
Other assets                                                                        697            594
                                                                               --------       --------
                                                                               $ 43,974       $ 44,785
                                                                               ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Borrowings under lines of credit                                            $  4,286       $  4,310
   Current portion of long-term debt                                                503            516
   Notes payable to stockholders, current portion                                   500            500
   Accounts payable                                                               4,521          4,640
   Income taxes payable                                                             621            519
   Accrued expenses                                                               5,592          5,309
                                                                               --------       --------
Total current liabilities                                                        16,023         15,794
Long-term debt, less current portion                                                420            533
Notes payable to stockholders, less current portion                               1,125          1,250
Deferred income taxes                                                             1,053          1,053
Other liabilities                                                                   953            982
                                                                               --------       --------
Total liabilities                                                                19,574         19,612

Stockholders' equity:
   Preferred stock, $0.01 par value. Authorized 10,000,000 shares, zero
     issued and outstanding                                                          --             --
   Common stock, $0.0033 par value. Authorized 150,000,000 shares;
     issued and outstanding 38,137,000 shares and 38,082,000 shares at
     March 31, 2007 and December 31, 2006, respectively                             126            125
   Additional paid-in capital                                                    43,124         43,083
   Accumulated deficit                                                          (19,525)       (18,733)
   Accumulated other comprehensive income                                           675            698
                                                                               --------       --------
Total stockholders' equity                                                       24,400         25,173
                                                                               --------       --------
                                                                               $ 43,974       $ 44,785
                                                                               ========       ========

                             The accompanying notes are an integral part of these
                                 condensed consolidated financial statements.



                       EMRISE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)


                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                     2007             2006
                                                   --------         --------
Net sales                                          $ 11,922         $ 10,734
Cost of sales                                         8,074            6,350
                                                   --------         --------
Gross profit                                          3,848            4,384
Operating expenses:
   Selling, general and administrative                3,736            3,767
   Engineering and product development                  710              722
                                                   --------         --------
Loss from operations                                   (598)            (105)
Other income (expense):
   Interest income                                       19               25
   Interest expense                                    (150)            (124)
   Other, net                                            65                8
                                                   --------         --------
Loss before income taxes                               (664)            (196)
Income tax expense                                      128              126
                                                   --------         --------
Net loss                                           $   (792)        $   (322)
                                                   ========         ========
Basic loss per share                               $  (0.02)        $  (0.01)
                                                   ========         ========
Diluted loss per share                             $  (0.02)        $  (0.01)
                                                   ========         ========



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.



                       EMRISE CORPORATION AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                   THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                   (Unaudited)
                                 (In Thousands)

                                                         Three Months
                                                        Ended March 31,
                                                ------------------------------
                                                    2007              2006
                                                ------------      ------------

Net loss                                        $       (792)     $       (322)
Other comprehensive income (loss):
   Foreign currency translation adjustment               (23)              126
                                                ------------      ------------
Comprehensive loss                              $       (815)     $       (196)
                                                ============      ============
















              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.



                                            EMRISE CORPORATION AND SUBSIDIARIES
                                             THREE MONTHS ENDED MARCH 31, 2007
                                 CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                        (Unaudited)
                                                       (In Thousands)

                                                                                               Accumulated
                                                                   Additional                     Other
                                             Common Stock           Paid-In     Accumulated   Comprehensive
                                         Shares        Amount       Capital       Deficit      Income (Loss)     Total
                                       --------      --------      --------      --------       --------       --------
Balance at December 31, 2006             38,082      $    125      $ 43,083      $(18,733)      $    698       $ 25,173
Stock option exercises                       55             1            19            --             --             20
Stock option issuance expense                --            --            22            --             --             22
Net loss and comprehensive income            --            --            --          (792)           (23)          (815)
                                       --------      --------      --------      --------       --------       --------
Balance at March 31, 2007                38,137      $    126      $ 43,124      $(19,525)      $    675       $ 24,400
                                       ========      ========      ========      ========       ========       ========







                                  The accompanying notes are an integral part of these
                                      condensed consolidated financial statements.



                                      EMRISE CORPORATION AND SUBSIDIARIES
                                  THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)
                                                (In Thousands)

                                                                                     Three Months
                                                                                    Ended March 31,
                                                                                  2007          2006
                                                                                -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $  (792)      $  (322)
   Adjustments to reconcile net loss to used in operating activities:
       Depreciation and amortization                                                277           288
       Provision for inventory obsolescence                                         251           229
       Deferred taxes                                                                (4)           (4)
       Stock option expense                                                          22            26
       Warrants issued for services                                                  --            15
       Provision for doubtful accounts                                                4             0
   Changes in operating assets and liabilities net of businesses acquired:
     Accounts receivable                                                            712         1,057
     Inventories                                                                   (681)       (1,085)
     Prepaid and other assets                                                      (201)          (73)
     Accounts payable and accrued expenses                                          237          (660)
                                                                                -------       -------
Cash used in operating activities                                                  (175)         (529)
                                                                                -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net purchases of property, plant and equipment                                  (135)          (45)
   Cash paid for acquisition of Pascall, net of cash acquired                                      --
                                                                                -------       -------
Cash used in investing activities                                                  (135)          (45)
                                                                                -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net repayments of current notes payable                                          (24)       (1,355)
   Repayments of long-term debt                                                    (126)         (122)
   Payments of notes to stockholders                                               (125)         (125)
   Proceeds from exercise of stock options and warrants                              20           386
                                                                                -------       -------
Cash used in financing activities                                                  (255)       (1,216)
                                                                                -------       -------

Effect of exchange rate changes on cash                                              32           109
                                                                                -------       -------
Net decrease in cash and cash equivalents                                          (533)       (1,681)
Cash and cash equivalents at beginning of period                                  3,802         4,371
                                                                                -------       -------
Cash and cash equivalents at end of period                                      $ 3,269       $ 2,690
                                                                                =======       =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                                   $   121       $   115
                                                                                =======       =======
     Income taxes                                                               $     9       $    12
                                                                                =======       =======

                             The accompanying notes are an integral part of these
                                 condensed consolidated financial statements.

                                                     F-5

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

BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("Commission") and therefore do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.

         The unaudited condensed consolidated financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of March 31, 2007 and the results of operations and cash flows for the related interim periods ended March 31, 2007 and 2006. However, these results are not necessarily indicative of results for any other interim period or for the year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements included in its amended annual report on Form 10-K for the year ended December 31, 2006 filed with the Commission.

STOCK-BASED COMPENSATION

         The Company has four stock option plans:

                  o        Employee Stock and Stock Option Plan, effective July
                           1, 1994;
                  o        1993 Stock Option Plan;
                  o        1997 Stock Incentive Plan; and
                  o        Amended and Restated 2000 Stock Option Plan.

         Total stock-based compensation expense related to Statement of Financial Accounting Standard ("SFAS") No. 123 (revised 2004), SHARE-BASED PAYMENT, included in wages, salaries and related costs was $22,000 and $26,000 for the three months ended March 31, 2007 and 2006, respectively. These compensation expenses were charged to selling, general and administrative expenses. As of March 31, 2007, $20,000 of compensation cost attributable to future service related to plan awards that are probable of being achieved had not yet been recognized. This amount will be recognized as expense over a weighted-average period of six months.

                       EMRISE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)      EARNINGS (LOSS) PER SHARE

         The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                                        Three Months
                                                                                       Ended March 31,
                                                                                    2007           2006
                                                                                  --------       --------
NUMERATOR:
Net loss                                                                          $   (792)      $   (322)
                                                                                  --------       --------
Loss attributable to common stockholders                                          $   (792)      $   (322)
                                                                                  ========       ========
DENOMINATOR:
Weighted average number of common shares outstanding during the period-basic        38,110         37,678

Incremental shares from assumed conversions of warrants and options                     --             --
                                                                                  --------       --------
Adjusted weighted average number of outstanding shares-diluted                      38,110         37,678
                                                                                  --------       --------

Basic loss per share                                                              $  (0.02)      $  (0.01)
                                                                                  ========       ========
Diluted loss per share                                                            $  (0.02)      $  (0.01)
                                                                                  ========       ========

         The following table shows the common stock equivalents that were outstanding as of March 31, 2007 and 2006 but were not included in the computation of diluted earnings per share because the options' or warrants' exercise price was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive:

                                                                           Number of       Exercise Price
                                                                             Shares          Per Share
                                                                             ------          ---------

  Anti-dilutive common stock options:
    As of March 31, 2007                                                      715,000      $1.35 - $3.13
    As of March 31, 2006                                                      736,000      $1.35 - $3.13

  Anti-dilutive common stock warrants:
    As of March 31, 2007                                                    4,061,000      $1.21 - $2.00
    As of March 31, 2006                                                    3,886,000      $1.86 - $2.00



                       EMRISE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(3)      INVENTORIES

         Inventories are summarized as follows (in thousands), net of reserves of $5,892,000 and $5,657,000 as of March 31, 2007 and December 31, 2006,
respectively:

                                                                              March 31,      December 31,
                                                                                2007             2006
                                                                          ---------------  ---------------

  Raw materials                                                           $     4,612,000  $     4,689,000
  Work-in-process                                                               3,319,000        3,247,000
  Finished goods                                                                3,044,000        2,639,000
                                                                          ---------------  ---------------
                                                                          $    10,975,000  $    10,575,000
                                                                          ===============  ===============

(4)      REPORTABLE SEGMENTS

         The Company has two reportable segments: electronic devices and communications equipment. The electronic devices segment operates in the United States, European and Asian markets and designs, manufactures and markets digital and rotary switches, electronic power supplies, radio frequency ("RF") and microwave devices and subsystems and subsystem assemblies. The communications equipment segment also operates in the United States, European and Asian markets and designs, manufactures and distributes network access and transmission products, communications test instruments and network timing and synchronization products.

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

         Each segment has business units or devices as described in paragraph 30 of SFAS No. 142. Each component has discrete financial information and a management structure. Following is a description of the Company's segment and component structure as of March 31, 2007:

         Reporting Units Within Electronic Devices Segment:
         --------------------------------------------------

               o EMRISE Electronics - Rancho Cucamonga, California: Digitran Division - digital and rotary switches, and electronic subsystem assemblies for defense and aerospace applications and keypads

               o EMRISE Electronics - Monrovia, California: XCEL Circuits Division - printed circuit boards mostly for intercompany sales

               o RO Associates, Incorporated ("RO") - San Jose, California: manufacturer of standard power supplies using proprietary technology.

               o XCEL Japan Ltd. ("XJL")- Tokyo, Japan: reseller of Digitran switches and other third party electronic devices

                       EMRISE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


               o EMRISE Electronics Limited ("EEL") - Ashford, Kent, England/Isle of Wight, England: manufacturer of power supplies and radio frequency products for defense and aerospace applications and for a broad range of applications, including in-flight entertainment systems; this reporting unit also includes XCEL Power Systems, Ltd. ("XPS"), Belix Wound Components Ltd., Pascall Electronic (Holdings) Limited and Pascall Electronics Limited.

         Reporting Units Within Communications Equipment Segment:
         --------------------------------------------------------

               o    CXR Telcom division of CXR Larus Corporation - San Jose,
                    California: manufacturer of telecommunications test equipment for the field and central office applications

               o    Larus division of CXR Larus Corporation - San Jose,
                    California: manufacturer of telecommunications synchronous timing devices and network access equipment

               o CXR-Anderson Jacobson - Abondant, France: manufacturer of network access and modem equipment

         There were no differences in the basis of segmentation or in the basis of measurement of segment profit or loss from the amounts disclosed in the Company's audited consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2006. Selected financial data for each of the Company's operating segments is shown below (in thousands):

                                                                            Three Months          Three Months
                                                                           Ended March 31,       Ended March 31,
                                                                                 2007                  2006
                                                                          -----------------     -----------------
 Sales to external customers:
 ----------------------------
      Electronic devices                                                  $           8,528     $           7,853
      Communications equipment                                                        3,394                 2,881
                                                                          -----------------     -----------------
      Total                                                               $          11,922     $          10,734
                                                                          =================     =================

 Interest expense
 ----------------
      Electronic devices                                                  $              40     $              60
      Communications equipment                                                          110                    64
                                                                          -----------------     -----------------
      Total                                                               $             150     $             124
                                                                          =================     =================

 Depreciation and amortization
 -----------------------------
      Electronic devices                                                  $             216     $             223
      Communications equipment                                                           54                    54
                                                                          -----------------     -----------------
      Total                                                               $             270     $             277
                                                                          =================     =================

 Segment profits (loss) before income taxes
 ------------------------------------------
      Electronic devices                                                  $             487     $             929
      Communications equipment                                                         (212)                 (232)
                                                                          -----------------     -----------------
      Total                                                               $             275     $             697
                                                                          =================     =================



                       EMRISE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                              March 31,           December 31,
                                                                                2007                  2006
                                                                          -----------------     -----------------
 Segment assets:
      Electronic devices                                                  $          27,490     $          27,514
      Communications equipment                                                       15,663                15,912
                                                                          -----------------     -----------------
      Total                                                               $          43,153     $          43,426
                                                                          =================     =================

         The following is a reconciliation of the reportable segment revenues, profit or loss and assets to the Company's consolidated totals (in thousands):

                                                                             Three Months        Three Months
                                                                           Ended March 31,      Ended March 31,
                                                                                 2007                2006
                                                                         -----------------    -----------------
 Net sales:
      Total sales for reportable segments                                $          11,922    $          10,734
      Elimination of intersegment sales                                                  --                  --
                                                                         -----------------    -----------------
      Total consolidated net sales                                       $          11,922    $          10,734
                                                                         =================    =================

 Loss before income taxes
      Total income for reportable segments                               $             275    $             697
      Unallocated amounts:                                                            (939)                (893)
                                                                         -----------------    -----------------
      Net loss before income taxes                                       $            (664)   $            (196)
                                                                         =================    =================

 Interest expense
      Interest expense for reportable segments                           $             150    $             124
      Other interest expense                                                            --                   --
                                                                         -----------------    -----------------
      Total interest expense                                             $             150    $             124
                                                                         =================    =================

 Depreciation and amortization
      Depreciation and amortization expense
        for reportable segments                                          $             270    $             277
      Other depreciation and amortization expense                                        7                   11
                                                                         -----------------    -----------------
      Total depreciation and amortization                                $             277    $             288
                                                                         =================    =================

                                                                               As of                As of
                                                                           March 31, 2007     December 31, 2006
                                                                         -----------------    -----------------
 Assets
      Total assets for reportable segments                               $          43,153    $          43,426
      Other assets                                                                     821                1,359
                                                                         -----------------    -----------------
      Total consolidated assets                                          $          43,974    $          44,785
                                                                         =================    =================



                                        EMRISE CORPORATION AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Goodwill and other intangible assets by segment as of March 31, 2007 are as follows (in thousands):

                                                                            Technology
                                                                           Relationships     Customer    Covenant Not   Patents in
                                              Trademarks and   Acquired --      --         to Compete --  Backlog --     Progress
                               Goodwill --   Trade Names --   10-Year Life  10-Year Life    3-Year Life   2-Year Life      -- Not
                            Not Amortizable  Not Amortizable  Amortizable   Amortizable     Amortizable   Amortizable    Amortizable
                            ---------------  ---------------  -----------   -----------     -----------   -----------    -----------
Gross cost
----------
Electronic devices              $ 7,358        $   850        $   500        $   350        $   200        $   200        $    92
Communications equipment          6,706            750          1,150            200             --             --             --
                                -------        -------        -------        -------        -------        -------        -------
Total                           $14,064        $ 1,600        $ 1,650        $   550        $   200        $   200        $    92
                                =======        =======        =======        =======        =======        =======        =======
Accumulated amortization
------------------------
Electronic devices              $   217        $    --        $    79        $    55        $   134        $   200        $     1
Communications equipment            872             --            316             55             --             --             --
                                -------        -------        -------        -------        -------        -------        -------
Total                           $ 1,089        $    --        $   395        $   110        $   134        $   200        $     1
                                =======        =======        =======        =======        =======        =======        =======

Carrying value
--------------
Electronic devices              $ 7,141        $   850        $   421        $   295        $    66        $    --        $    91
Communications equipment          5,834            750            834            145             --             --             --
                                -------        -------        -------        -------        -------        -------        -------
Total                           $12,975        $ 1,600        $ 1,255        $   440        $    66        $    --        $    91
                                =======        =======        =======        =======        =======        =======        =======




                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2007 AND 2006
                                   (UNAUDITED)


         Changes in goodwill by segment (in thousands):
                                                                                  Communications
                                                            Electronic Devices      Equipment              Total
                                                           ----------------    ----------------    ----------------
Balance at December 31, 2006                               $      7,161,000    $      5,834,000    $     12,995,000
Foreign currency translation                                        (22,000)                 --             (22,000)
                                                           ----------------    ----------------    ----------------
Balance March 31, 2007                                     $      7,141,000    $      5,834,000    $     12,975,000
                                                           ================    ================    ================

(5)      NEW ACCOUNTING PRONOUNCEMENTS

         The Company adopted Financial Accounting Standards Board ("FASB") Financial Interpretation No. ("FIN") 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES - AN INTERPRETATION OF FASB STATEMENT NO. 109, on January 1, 2007. The implementation of FIN 48 did not result in a material adjustment to the Company's liability for unrecognized income tax benefits. At the time of adoption and as of the end of the first quarter of 2007, the Company had recorded no net unrecognized tax benefits. The Company does not believe that it will record unrecognized tax benefits within the year following the first quarter of 2007.

         The Company recognizes interest and penalties related to uncertain tax positions in interest expense and selling, general and administrative expense, respectively, in the condensed consolidated statements of operations and comprehensive income. No interest or penalties were recognized during the first quarter of 2007. As of March 31, 2007, the Company had nothing accrued for interest and penalties.

         The Company files income tax returns in the United States federal jurisdiction, the United Kingdom, France and Japan, and in the state jurisdictions of California, Texas and New Jersey. The Company is no longer subject to United States federal and state tax examinations for years before 2003 and 2002, respectively, and is no longer subject to tax examinations for the United Kingdom and Japan for years prior to 2005, and for France for years prior to 2003.

         In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for the Impairment or Disposal of Long-Lived Assets. Specifically, SFAS No. 155 amends SFAS No. 133 to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided the whole instrument is accounted for on a fair value basis. Additionally, SFAS No. 155 amends SFAS No. 140 to allow a qualifying special purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company's adoption of SFAS No. 155 on January 1, 2007 has not had a material effect on its results of operations or financial position.

         In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This new statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy, with the highest priority

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2007 AND 2006
                                   (UNAUDITED)


being quoted prices in active markets. The required effective date of SFAS No. 157 is the first quarter of 2008. The Company is evaluating the effect this statement may have on its consolidated financial statements.

         In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense up front cost and fees associated with the item for which the fair value option is elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, Fair Value Measurements. The Company is evaluating the effect that adoption of SFAS No. 159 would have on its financial condition or results of operations.

(6)      INCOME TAXES

         The effective tax rate for the three-month period ended March 31, 2007 was different than the 34% United States statutory rate primarily because of foreign taxes on foreign source income that cannot be offset by domestic tax loss carryforwards.

(7)      LINES OF CREDIT

         Outstanding borrowings under the Company's revolving lines of credit described below were as follows:

                                                              March 31,      December 31,
                                                                2007             2006
                                                           ------------     -------------
         Line of credit with a U.S. commercial lender      $  1,447,000     $   1,978,000
         Lines of credit with foreign banks                   2,839,000         2,332,000
                                                           ------------     -------------
                                                           $  4,286,000     $   4,310,000
                                                           ============     =============

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

         The Bank credit facility also provided for a term loan of $150,000 secured by equipment, amortizable over 36 months at a variable rate equal to the prime rate plus 1.5%. In addition, Wells Fargo Bank provided the Company with credit for the purchase of new capital equipment when needed, with an interest rate equal to the 90-day London InterBank Offered Rate ("LIBOR") (5.35% at March 31, 2007) plus 3.75% per annum. Amounts borrowed under this arrangement are being amortized over 60 months from the respective dates of borrowing and secured by the purchased equipment.

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2007 AND 2006
                                   (UNAUDITED)


         On December 1, 2006, EMRISE Corporation, EMRISE Electronics, CXR Larus, RO and Wells Fargo Bank acting through its Wells Fargo Business Credit operating division ("WFBC") entered into a Credit and Security Agreement ("WFBC credit facility") providing for a revolving line of credit and term loan. On December 5, 2006, the Company paid off the $1,500,000 Bank credit facility in full.

         The WFBC credit facility provides for a $5,000,000 revolving line of credit that expires on December 1, 2009 and is secured by accounts receivable, other rights to payment and general intangibles, inventories and equipment. The line of credit is formula-based and generally provides that the outstanding borrowings under the line of credit may not exceed an aggregate of 85% of eligible accounts receivable plus 10% of the value of eligible finished goods inventory. Interest is payable monthly. The interest rate is variable and is adjusted monthly based on the prime rate plus 1%. The prime rate at March 31, 2007 was 8.25%.

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

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2007 AND 2006
                                   (UNAUDITED)


         The WFBC credit facility also provides for a term loan of $200,000 secured by accounts receivable, other rights to payment and general intangibles, inventories and equipment, amortizable over 36 months at a variable rate equal to the prime rate plus 1%.

         As of March 31, 2007, the Company had balances of $1,447,000 outstanding on the WFBC revolving line of credit and $183,000 outstanding on the term loan. Availability on the WFBC revolving line of credit was $651,000. As of March 31, 2007, the Company was not in compliance with the loan's financial covenants for net worth, net income and debt service coverage. The Company obtained a waiver from WFBC for those covenant violations. WFBC is currently in the process of resetting the covenants for 2007.

         As of March 31, 2007, the Company's foreign subsidiaries had credit facilities, including lines of credit and term loans, with Lloyds TSB Bank PLC ("Lloyds TSB") and Lloyds TSB Commercial Finance Limited ("Lloyds") in England, IFN Finance, a subsidiary of ABN AMRO Holdings, N.V., in France, and Johnan Shinkin Bank in Japan. At March 31, 2007, the balances outstanding under the Company's United Kingdom, France and Japan credit facilities were $2,134,000, $1,206,000 and $11,000, respectively.

         On July 8, 2005, XPS and Pascall obtained a credit facility with Lloyds that provides a revolving loan secured by receivables, with a maximum availability of 2,100,000 British pounds sterling (approximately $4,121,000 based on the exchange rate in effect on March 31, 2007). The annual interest rate on the revolving loan is 1.5% above the Lloyds TSB base rate. The Lloyds TSB base rate was 5.25% at March 31, 2007. The financial covenants include a 50% cap on combined export gross sales of XPS and Pascall and days sales outstanding of less than 65 days, and the funding balance is capped at 125% of XPS and Pascall combined gross sales. Based on the Company's long-term relationship with Lloyds Bank, the Company anticipates but can give no assurance that it will be able to renew or obtain a new credit facility from Lloyds Bank when this existing facility expires July 31, 2007.

         On August 26, 2005, XPS entered into an agreement with Lloyds for an unsecured cashflow loan of 300,000 British pounds sterling (approximately $589,000 based on the exchange rate in effect on March 31, 2007), payable over 12 months. The loan is structured as an overadvance on the previously negotiated 2,100,000 British pounds sterling revolving loan with Lloyds, bringing the maximum aggregate commitment on the revolving loan to 2,400,000 British pounds sterling (approximately $4,709,000 based on the exchange rate in effect on March 31, 2007). The interest rate is variable and is adjusted monthly based on the base rate of Lloyds TSB plus 1.9%. Lloyds TSB has sole discretion to switch the details on this overadvance account if Lloyds determines that the Company will have difficulty in meeting the specific reductions in the overadvance account. The balance on the XPS and Pascall revolving loans at March 31, 2007 was $1,661,000. Availability on the XPS and Pascall revolving loans was $1,753,000 as of March 31, 2007.

         On August 26, 2005, EEL, a United Kingdom-based subsidiary of the Company, entered into an agreement with Lloyds TSB for an unsecured term loan of 500,000 British pounds sterling (approximately $981,000 based on the exchange rate in effect on March 31, 2007). This loan is repayable in 36 consecutive monthly installments, representing principal and interest. The interest rate is variable and is adjusted daily based on the Lloyds TSB base rate plus 2.5%. The loan also includes financial covenants. EEL must maintain profit before taxation and interest paid and payable of no less than 150% of interest paid and payable.

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2007 AND 2006
                                   (UNAUDITED)


         In the event of a default, Lloyds may make the loans, including any outstanding principal and interest that has accrued, repayable on demand. If any amount payable is not paid when due, EEL must pay an increased interest rate per annum equal to 3% above the rate of interest in effect from time to time under the note.

         In April 2003, CXR-AJ obtained a credit facility from IFN Finance, a subsidiary of ABN AMRO N.V. This credit facility is for a maximum of $1,600,000 based on the exchange rate in effect at March 31, 2007 for the conversion of euros into United States dollars. CXR-AJ also had $28,000 of term loans with another French bank outstanding as of March 31, 2007. The IFN Finance facility is secured by accounts receivable and carries an annual interest rate of 1.6% above the French "T4M" rate. At March 31, 2007, the French T4M rate was 3.69%, and this facility, in addition to several small loans with other banks, had an aggregate balance of $1,178,000. This facility has no financial performance covenants. Availability on the IFN Finance credit line was $161,000 as of March 31, 2007, in addition to $12,000 availability with several other banks.

         XJL obtained a term loan on November 29, 2002 from Johnan Shinkin Bank. The loan is amortized over five years, carries an annual fixed interest rate of 3.25% and is secured by the assets of XJL. The balance of the loan as of March 31, 2007 was $11,000. There are no financial performance covenants applicable to this loan.

(8)      RELATED PARTY TRANSACTIONS

         On July 13, 2004, the Company issued two promissory notes to the former stockholders of Larus Corporation totaling $3,000,000 in addition to paying cash and issuing shares of common stock and two zero interest short-term notes totaling $887,500 that were repaid in 2004, in exchange for 100% of the common stock of Larus Corporation. These notes are subordinated to the Company's bank debt and are payable in 72 equal monthly payments of principal totaling $41,667 per month plus interest at the 30-day LIBOR plus 5% with a maximum interest rate of 7% during the first two years of the term of the notes, 8% during the third and fourth years, and 9% thereafter. At March 31, 2007, the 30-day LIBOR was 5.32%.

         Future maturities of notes payable to stockholders are as follows:

              Year Ending
              December 31,
              ------------
                  2007          $      375,000
                  2008                 500,000
                  2009                 500,000
                  2010                 250,000
                  2011                      --
                                ----------------
                                $    1,625,000
                                ================

         Interest paid on these notes in the three months ended March 31, 2007 and 2006 was $35,000 and $39,000, respectively.

         There are no guarantees by officers or fees paid to officers or loans to or from officers.

                       EMRISE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2007 AND 2006
                                   (UNAUDITED)


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

         The Company entered into a lease for the RO building with Caspian Associates ("Caspian"), a California general partnership. Richard Okada, who was President of RO prior to the Company's acquisition and is currently the President of RO, is a general partner of Caspian. The lease provided for a two-year term commencing on September 1, 2005 and ending on August 31, 2007, at a base rent of $9,210 per month. Additionally, the lease provided for an extension of the lease term for an additional three years, to August 31, 2010, and a rent increase if RO achieves certain net sales and cumulative gross profit targets. However, the targets were eliminated from the lease when the property was sold on November 1, 2006. Also, on March 1, 2007, the lease converted into a month-to-month tenancy where either party may provide the other with 30 days' notice to terminate the lease. As of March 1, 2007, the lease obligation was $12,280 per month, which was more than the original $9,210 because a sublessee terminated its sublease in May 2006. The Company paid $138,000 and $37,000 on the lease in 2006 and 2005, respectively. The Company terminated the lease on March 31, 2007.

(10)     ACCRUED EXPENSES

         Accrued expenses were as follows (in thousands):

                                                   March 31, 2007       December 31, 2006
 Accrued salaries                                 $         730,000     $           717,000
 Accrued payroll taxes and benefits                       1,244,000                 830,000
 Advance payments from customers                          1,924,000               1,840,000
 Other accrued expenses                                   1,694,000               1,922,000
                                                  -----------------     -------------------
 Total accrued expenses                           $       5,592,000     $         5,309,000
                                                  =================     ===================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes and the other financial information included elsewhere in this report. This report and the following discussion contain forward-looking statements regarding, among other items, the electronic devices and communications equipment industries and our expectations regarding our future performance, liquidity and capital resources. Our actual results could differ materially from those expressed in these forward-looking statements as a result of any number of factors, including those set forth below and elsewhere in this report:

     o the projected growth or contraction in the electronic devices and communications equipment markets in which we operate;

     o our business strategy for expanding, maintaining or contracting our presence in these markets;

     o our ability to efficiently and effectively integrate and operate the businesses of acquired subsidiaries;

     o    our ability to identify, fund and integrate additional businesses;

     o anticipated trends in our financial condition and results of operations; and

     o our ability to distinguish ourselves from our current and future competitors.

         We do not undertake to update, revise or correct any forward-looking statements.

         The information contained in this document is not a complete description of our business or the risks associated with an investment in our common stock. Before deciding to buy or maintain a position in our common stock, you should carefully review and consider the various disclosures we made in this report, and in our other materials filed with the Securities and Exchange Commission ("Commission") that discuss our business in greater detail and that disclose various risks, uncertainties and other factors that may affect our business, results of operations or financial condition. In particular, you should review our annual report on Form 10-K for the year ended December 31, 2006 filed with the Commission and the "Risk Factors" we included in that report.

         Any of the factors described above could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

OVERVIEW

      GENERAL

         We are a leading supplier of timing and synchronization systems, rotary and digital switches, electronic power supplies and radio frequency, or RF, devices. We sell our products to communications service providers, defense and aerospace contractors and industrial customers. We are a multinational company operating out of facilities located in the United States, United Kingdom, France and Japan. As of May 4, 2007, we had approximately 300 employees.

         We are a Delaware corporation that was formed July 14, 1989. We have three wholly-owned operating subsidiaries, EMRISE Electronics Corporation, a New Jersey corporation that was formed in 1983 ("EMRISE Electronics"), CXR Larus Corporation, a Delaware corporation that was formed in 1984 ("CXR Larus"), and CXR-Anderson Jacobson, a French company that was formed in 1973 ("CXR-AJ"). Through our three wholly-owned operating subsidiaries, and through the divisions and subsidiaries of those subsidiaries, we design, develop, manufacture, assemble, and market products and services in the following two material business segments:

     o    Electronic Devices

              --     digital and rotary switches

              --     electronic power supplies

              --     radio frequency ("RF") and microwave devices

     o    Communications Equipment

              --     network access and transmission products

              --     communication timing and synchronization products

              --     communications test instruments

         Sales to customers in the electronic devices segment, primarily to aerospace customers, defense contractors and industrial customers, were approximately 71.5% and 73.2% of our total net sales during the three months ended March 31, 2007 and 2006, respectively. Sales of communications equipment and related services, primarily to private customer premises and public carrier customers, were approximately 28.5% and 26.8% of our total net sales during the three months ended March 31, 2007 and 2006, respectively.

         Sales in our electronic devices segment increased $675,000 (8.6%) for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006, primarily due to increased power supply sales volume. We also experienced a $513,000 (17.8%) increase in sales in our communications equipment segment for the three months ended March 31, 2007. This increase was primarily due to increased sales volume of network access equipment.

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

         Revenues from services such as repairs and modifications are recognized when the service has been completed and invoiced. For repairs that involve shipment of a repaired product, we recognize repair revenues when the product is shipped back to the customer. Service revenues represented approximately 3.2% and 5.2% of net sales for the three months ended March 31, 2007 and 2006, respectively.

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

      FOREIGN CURRENCY TRANSLATION

         We have foreign subsidiaries that together accounted for approximately 69.3% and 53.4% of our net revenues, and 58.0% and 48.4% of our assets and 59.9% and 46.1% of our total liabilities as of and for the three months ended March 31, 2007 and 2006, respectively. In preparing our consolidated financial statements, we are required to translate the financial statements of our foreign subsidiaries from the currencies in which they keep their accounting records into United States dollars. This process results in exchange gains and losses which, under relevant accounting guidance, are included either within our statement of operations or as a separate part of our net equity under the caption "accumulated other comprehensive income (loss)."

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

         Based on our assessment of the factors discussed above, we consider the functional currency of each of our international subsidiaries to be each subsidiary's local currency. Accordingly, we had cumulative translation gains of $675,000 and losses of $698,000 that were included as part of accumulated other comprehensive income (loss) within our balance sheets at March 31, 2007 and December 31, 2006, respectively. During the three months ended March 31, 2007 and 2006, we included translation adjustments of a loss of approximately $23,000 and a gain of approximately $126,000, respectively, under accumulated other comprehensive income (loss).

         If we had determined that the functional currency of our subsidiaries was United States dollars, these gains or losses would have decreased or increased our gain or loss for the three months ended 2007 and 2006. The magnitude of these gains or losses depends upon movements in the exchange rates of the foreign currencies in which we transact business as compared to the value of the United States dollar. These currencies include the euro, the British pound sterling and the Japanese yen. Any future translation gains or losses could be significantly higher or lower than those we recorded for these periods.

         A $5,790,000 loan payable from EMRISE Electronics Ltd. ("EEL") to EMRISE was outstanding as of March 31, 2007. The majority of this loan is expected to be outstanding indefinitely. Therefore, exchange rate losses and gains on this loan are recorded in cumulative translation gains or losses in the equity section of the balance sheet.

      INTANGIBLES, INCLUDING GOODWILL

         We periodically evaluate our intangibles, including goodwill, for potential impairment. Our judgments regarding the existence of impairment are based on legal factors, market conditions and operational performance of our acquired businesses.

         In assessing potential impairment of goodwill, we consider these factors as well as forecasted financial performance of the acquired businesses. If forecasts are not met, we may have to record additional impairment charges not previously recognized. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of those respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets that were not previously recorded. If that were the case, we would have to record an expense in order to reduce the carrying value of our goodwill. Under Statement of Financial Accounting Standard ("SFAS") No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, we are required to analyze our goodwill for impairment issues at least annually after that date or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. At March 31, 2007, our reported goodwill totaled $12,975,000. During the quarter ended March 31, 2007, we did not record any impairment losses related to goodwill and other intangible assets.

RESULTS OF OPERATIONS

         The table presented below, which compares our results of operations for the three months ended March 31, 2007 to our results of operations for the three months ended March 31, 2006, presents the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net sales. The columns present the following:

     o The first two data columns show the absolute results for each period presented.

     o The columns entitled "Dollar Variance" and "Percentage Variance" show the change in results, both in dollars and percentages. These two columns show favorable changes as a positive number and unfavorable changes as a negative number. For example, when our net sales increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative number in both columns.

     o The last two columns show the results for each period as a percentage of net sales.

                                                                                          RESULTS AS A PERCENTAGE
                                                                                           OF NET SALES FOR THE
                                      THREE MONTHS ENDED      DOLLAR        PERCENTAGES       THREE MONTHS ENDED
                                           MARCH 31,         VARIANCE        VARIANCE            MARCH 31,
                                    --------------------   -----------       --------       --------------------
                                                            FAVORABLE        FAVORABLE
                                      2007        2006    (UNFAVORABLE)    (UNFAVORABLE)     2007         2006
                                    ---------  ---------   -----------       --------       -------      -------
                                                                     (IN THOUSANDS)
Net sales
    Electronic devices              $   8,528  $   7,853   $       675           8.6%         71.5%        73.2%
    Communications equipment            3,394      2,881           513          17.8%         28.5%        26.8%
                                    ---------  ---------   -----------       --------       -------      -------
    Total net sales                    11,922     10,734         1,188          11.1%        100.0%       100%
                                    ---------  ---------   -----------       --------       -------      -------

Cost of sales
    Electronic devices                  5,900      4,787        (1,113)        (23.3%)        49.5%        44.6%
    Communications equipment            2,174      1,563          (611)        (39.1%)        18.2%        14.6%
                                    ---------  ---------   -----------       --------       -------      -------
    Total cost of sales                 8,074      6,350        (1,724)        (27.1%)        67.7%        59.2%
                                    ---------  ---------   -----------       --------       -------      -------

Gross profit
    Electronic devices                  2,628      3,066          (438)        (14.3%)        22.0%        28.6%
    Communications equipment            1,220      1,318           (98)         (7.4%)        10.2%        12.3%
                                    ---------  ---------   -----------       --------       -------      -------
    Total gross profit                  3,848      4,384          (536)        (12.2%)        32.3%        40.8%
                                    ---------  ---------   -----------       --------       -------      -------

Selling, general and administrative
   expenses                             3,736      3,767            31           0.8%         31.3%        35.1%
Engineering and product development       710        722            12           1.7%          6.0%         6.7%
                                    ---------  ---------   -----------       --------       -------      -------
Operating loss                           (598)      (105)         (493)        469.5%         (5.0%)       (1.0%)
Interest expense                         (150)      (124)          (26)        (21.0%)        (1.3%)       (1.2%)
Interest income                            19         25            (6)        (24.0%)         0.2%         0.2%
Other income and expense                   65          8            57         712.5%          0.5%         0.1%
                                    ---------  ---------   -----------       --------       -------      -------
Loss before income tax expense           (664)      (196)         (468)       (238.8%)        (5.6%)       (1.8%)
Income tax expense                        128        126            (2)          1.6%          1.1%         1.2%
                                    ---------  ---------   -----------       --------       -------      -------
Net loss                            $    (792) $    (322)  $      (470)        146.0%         (6.6%)       (3.0%)
                                    =========  =========   ===========       ========       =======      =======

         NET SALES. The $1,188,000 increase in total net sales resulted from the combination of a $675,000 increase in net sales of our electronic devices and a $513,000 increase in net sales of our communications equipment products and services.

         ELECTRONIC DEVICES. The increase in net sales of electronic devices was due to a $1,677,000 (38.7%) increase in sales of power supplies to $6,011,000 as compared to $4,334,000 in the prior year period, primarily for military applications. XPS and Pascall Electronics Limited ("Pascall"), both located in the United Kingdom, contributed $1,273,000 and $587,000, respectively, to this increase. These increases were partially offset with a decrease of $178,000 (15.6%) in power supply sales by RO Associates Incorporated ("RO") mainly due to the temporary disruption caused by RO's relocating to the facility it now shares with CXR Larus in San Jose, California. Switch sales decreased by $256,000 (14.1%) in the first three months of 2007 as compared to the 2006 period due to EMRISE Electronics' Digitran division's delayed receipt of expected year-end 2006 orders from two of our largest customers, which orders we have begun to receive in the second quarter of 2007. Radio frequency components from Pascall shipped at a lower rate in the first three months of 2007, resulting in a $570,000 (43.3%) reduction to $745,000 as compared to $1,315,000 in the prior year due to delays in receipt of expected orders, which have subsequently been received and are expected to ship in the second quarter of 2007.

         COMMUNICATIONS EQUIPMENT. The increase in net sales of communications equipment was primarily the result of a $464,000 (24.1%) increase in net sales of network access equipment to $2,389,000 from $1,925,000 in the prior year period. This was due to a $584,000 increase in volume for such equipment sold by CXR-AJ in France, primarily for military applications, and was partially offset by a $120,000 reduction in sales of network access equipment at CXR Larus. CXR Larus sold $163,000 (43.1%) more synchronous communication timing systems in the first quarter of 2007 as compared to the first quarter of 2006. These increases were partially offset with a $37,000 decrease in net sales of test equipment and a $78,000 decrease in service and miscellaneous sales. This is consistent with our business strategy of minimizing sales efforts for test equipment, which we feel have limited growth potential, and focusing more on network timing devices, where we believe we have good growth opportunities. We expect our synchronous communication timing device sales to continue to improve in the remainder of 2007 as we introduce our new TiemPo(TM) 6400 product.

         GROSS PROFIT. The decrease in gross profit as a percentage of total net sales and the dollar increase in total gross profit resulted from an decrease in gross profit in both our electronic devices segment and our communications equipment segment.

         ELECTRONIC DEVICES. The decrease in gross profit for our electronic devices segment was primarily due to a reduction in Digitran's gross profit for switches of $344,000 (35.4%) to $629,000 from $973,000 due to the delayed receipt of expected year-end 2006 orders from two of our largest customers, which orders we have begun to receive in the second quarter of 2007. These orders are for higher margin product, so the delay affected our gross profit more than our net sales. Also, the gross profit for power supplies from RO decreased by $263,000 (67.4%) to $127,000 from $390,000 due to lower sales volume primarily caused by disruption during RO's move to our CXR Larus facility and the fact that RO's prior year gross profit included a one-time $100,000 royalty with unusually high gross margin. We do not expect significant royalty income in future periods. These decreases were partially offset with a $139,000 increase in gross profit from our United Kingdom-based power supply operations due to higher sales associated with Eurofighter Typhoon aircraft and other defense-related aerospace shipments. Also included in gross profit for the first quarter of 2007 is a $23,000 increase in gross profit from XCEL Japan Ltd. ("XJL"), our Japanese subsidiary.

         COMMUNICATIONS EQUIPMENT. The decrease in gross profit for our communication equipment segment was primarily caused by a $348,000 (40.2%) reduction in gross profit at our CXR Larus facility to $517,000 from $865,000 in the prior year period. This reduction was primarily due to lower sales of high margin end-of-life test equipment. These reductions in gross profit were partially offset by a $251,000 (55.4%) increase in gross profit for our network access products sold by CXR-AJ in France, primarily from greater shipments of high margin military products as compared to the first quarter of 2006.

         SELLING, GENERAL & ADMINISTRATIVE EXPENSES. Total selling, general and administrative ("SG&A") expenses decreased slightly by $31,000 (0.8%) to $3,736,000 from $3,767,000 in the prior year period. However, some components of SG&A expenses changed. United States-based audit fees increased $241,000 due to a cost overrun and the quarterly reviews for 2006 being performed in the first quarter of 2007 instead of during 2006 due to the re-audit of our 2003, 2004 and 2005 earnings. For similar reasons, corporate legal fees increased $47,000. We do not expect 2006 audit or related legal expenses to affect subsequent periods of 2007. These increases were offset with a reduction of $278,000 in compensation-related expenses.

         ENGINEERING & PRODUCT DEVELOPMENT EXPENSES. Engineering and product development expenses consist primarily of research and product development activities. Such expenses decreased slightly in the first quarter of 2007 to $710,000 as compared to $722,000 in the prior year period. These expenses increased by $30,000 in our electronic components devices segment mainly due to increased development cost on our new line of very low profile rotary switches. These expenses declined by $42,000 for our communications equipment segment due to moderately less development expenses for both timing and network access products, as the bulk of development expense for our new synchronous timing device called the TiemPo(TM) 6400 product was incurred in 2006.

         INTEREST EXPENSE, NET. Interest expense increased from $124,000 to $150,000 due to increased loan balances for our United States and French operations.

         OTHER INCOME AND EXPENSE. Other income and expense consists primarily of short-term exchange rate gains and losses associated with foreign currency fluctuations on the current portion of certain assets and liabilities. Other income and expense increased by $57,000 in the first quarter of 2007 as compared to the first quarter of 2006.

         INCOME TAX EXPENSE. Income tax expense of $128,000 was slightly more than the $126,000 of the prior year period and consisted almost entirely of foreign income tax.

         NET LOSS. The net loss of $792,000 as compared to a net loss of $322,000 in the prior period was primarily the result of lower gross margin at CXR Larus, CXR-AJ and Digitran. Also, we incurred a $288,000 increased in accounting and legal expenses due to a cost overrun and the timing of quarterly reviews.

LIQUIDITY AND CAPITAL RESOURCES

         During the quarters ended March 31, 2007 and 2006, we funded our operations primarily through revenue generated from our operations and through our previous line of credit with Wells Fargo Bank, N.A. ("Bank credit facility"), a new credit facility ("WFBC credit facility") with Wells Fargo Bank acting through its Wells Fargo Business Credit operating division ("WFBC"), and facilities with various foreign banks. As of March 31, 2007, we had working capital of $8,634,000, which represented a $977,000 (10.2%) decrease from working capital of $9,611,000 at December 31, 2006, primarily due to the loss we incurred in the first quarter of 2007. At March 31, 2007 and December 31, 2006, we had accumulated deficits of $19,525,000 and $18,733,000, respectively, and cash and cash equivalents of $3,269,000 and $3,802,000, respectively.

         Accounts receivable decreased $717,000 (7.8%) during the first three months of 2007, from $9,220,000 as of December 31, 2006 to $8,503,000 as of
March 31, 2007. Our customers include many Fortune 100 companies in the United States and similarly large companies in Europe and Asia. Because of the financial strength of our customer base, we incur few bad debts.

         Inventory balances increased $400,000 (3.8%) during the three months ended March 31, 2007, from $10,575,000 at December 31, 2006 to $10,975,000 at
March 31, 2007. Inventory represented 25.0% and 23.6% of our total assets as of March 31, 2007 and December 31, 2006, respectively. Inventory turnover, which is a ratio that indicates how many times our inventory is sold and replaced over a specified period, was 3.0 times for the first three months of 2007 as compared to 2.4 for the prior year period.

         We have taken various actions to reduce costs. In 2005, we contracted with a contract manufacturer, Hitachi, for production of communication timing and synchronization products at lower prices than our previous cost for in-house manufacturing for production that began in the second quarter of 2006. In the first quarter of 2007, we moved RO to the CXR Larus facility, as a result of which we expect to save at least $180,000 annually in facility related costs.

         Cash used in our operating activities totaled $175,000 for the three months ended March 31, 2007 as compared to cash used in our operating activities of $529,000 during the first three months of 2006. This $354,000 increase in operating cash flows primarily resulted from an increase in accrued expenses.

         Cash used in our investing activities totaled $135,000 for the first three months of 2007 as compared to $45,000 for the prior year period. The 2007 amount consists of an increase in additions of property, plant and equipment of $90,000 over the prior year.

         Cash used in our financing activities totaled $255,000 for the current period in 2007 as compared to $1,216,000 for 2006. The $961,000 reduction in cash used in financing is the result of a lesser amount paid on bank loans as compared to the prior year period.

         At March 31, 2007, we had $2,839,000 of outstanding borrowings under lines of credit with foreign banks. At March 31, 2007, outstanding borrowings and availability under our revolving lines of credit were as follows:

                                                                   Maximum                              Actual
                                                                 Contractual        Outstanding        Remaining
                                                                Availability        Borrowings       Availability
                                                                ------------        ----------       ------------
         Line of credit with a U.S. commercial lender         $   2,098,000      $   1,447,000      $     651,000
         Lines of credit with foreign banks                       4,765,000          2,839,000          1,926,000
                                                              -------------      -------------      -------------
                                                              $   6,863,000      $   4,286,000      $   2,577,000
                                                              =============      =============      =============

         Actual remaining availability represents the additional amount we were eligible to borrow as of March 31, 2007. Maximum contractual availability represents the maximum amount of availability provided under the contract as of that date and includes the actual remaining availability.

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

         The Bank credit facility also provided for a term loan of $150,000 secured by equipment, amortizable over 36 months at a variable rate equal to the prime rate plus 1.5%. In addition, Wells Fargo Bank provided us with credit for the purchase of new capital equipment when needed, with an interest rate equal to the 90-day London InterBank Offered Rate ("LIBOR") (5.35% at March 31, 2007) plus 3.75% per annum. Amounts borrowed under this arrangement are being amortized over 60 months from the respective dates of borrowing and secured by the purchased equipment.

         On December 1, 2006, EMRISE Corporation, EMRISE Electronics, CXR Larus, RO and WFBC entered into a Credit and Security Agreement ("WFBC credit facility") providing for a revolving line of credit and term loan. On December 5, 2006, we paid off the $1,500,000 Bank credit facility in full.

         The WFBC credit facility provides for a $5,000,000 revolving line of credit that expires on December 1, 2009 and is secured by accounts receivable, other rights to payment and general intangibles, inventories and equipment. The line of credit is formula-based and generally provides that the outstanding borrowings under the line of credit may not exceed an aggregate of 85% of eligible accounts receivable plus 10% of the value of eligible finished goods inventory. Interest is payable monthly. The interest rate is variable and is adjusted monthly based on the prime rate plus 1%. The prime rate at March 31, 2007 was 8.25%.

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

         As of March 31, 2007, we had balances of $1,447,000 outstanding on the revolving line of credit and $183,000 outstanding on the term loan. Availability on the WFBC revolving line of credit was $651,000. As of March 31, 2007, we were not in compliance with the loan's financial covenants for net worth, net income and debt service coverage. We obtained a waiver from WFBC for those covenant violations. WFBC is currently in the process of resetting the covenants for 2007.

         As of March 31, 2007, our foreign subsidiaries had credit facilities, including lines of credit and term loans, with Lloyds TSB Bank PLC ("Lloyds TSB") and Lloyds TSB Commercial Finance Limited ("Lloyds") in England, IFN Finance, a subsidiary of ABN AMRO Holdings, N.V., in France, and Johnan Shinkin Bank in Japan. At March 31, 2007, the balances outstanding under our United Kingdom, France and Japan credit facilities were $2,134,000, $1,206,000 and $11,000, respectively.

         On July 8, 2005, XPS and Pascall obtained a credit facility with Lloyds that provides a revolving loan secured by receivables, with a maximum availability of 2,100,000 British pounds sterling (approximately $4,121,000 based on the exchange rate in effect on March 31, 2007). The annual interest rate on the revolving loan is 1.5% above the Lloyds TSB base rate. The Lloyds TSB base rate was 5.25% at March 31, 2007. The financial covenants include a 50% cap on combined export gross sales of XPS and Pascall and days sales outstanding of less than 65 days, and the funding balance is capped at 125% of XPS and Pascall combined gross sales. Based on our long-term relationship with Lloyds Bank, we anticipate but can give no assurance that we will be able to renew or obtain a new credit facility from Lloyds Bank when this existing facility expires July 31, 2007.

         On August 26, 2005, XPS entered into an agreement with Lloyds for an unsecured cashflow loan of 300,000 British pounds sterling (approximately $589,000 based on the exchange rate in effect on March 31, 2007), payable over 12 months. The loan is structured as an overadvance on the previously negotiated 2,100,000 British pounds sterling revolving loan with Lloyds, bringing the maximum aggregate commitment on the revolving loan to 2,400,000 British pounds sterling (approximately $4,709,000 based on the exchange rate in effect on March 31, 2007). The interest rate is variable and is adjusted monthly based on the base rate of Lloyds TSB plus 1.9%. Lloyds TSB has sole discretion to switch the details on this overadvance account if Lloyds determines that we will have difficulty in meeting the specific reductions in the overadvance account. The balance on the XPS and Pascall revolving loans at March 31, 2007 was $1,661,000. Availability on the XPS and Pascall revolving loans was $1,753,000 as of March 31, 2007.

         On August 26, 2005, EEL, a United Kingdom-based subsidiary of ours, entered into an agreement with Lloyds TSB for an unsecured term loan of 500,000 British pounds sterling (approximately $981,000 based on the exchange rate in effect on March 31, 2007). This loan is repayable in 36 consecutive monthly installments, representing principal and interest. The interest rate is variable and is adjusted daily based on the Lloyds TSB base rate plus 2.5%. The loan also includes financial covenants. EEL must maintain profit before taxation and interest paid and payable of no less than 150% of interest paid and payable.

         In the event of a default, Lloyds may make the loans, including any outstanding principal and interest that has accrued, repayable on demand. If any amount payable is not paid when due, EEL must pay an increased interest rate per annum equal to 3% above the rate of interest in effect from time to time under the note.

         In April 2003, CXR-AJ obtained a credit facility from IFN Finance, a subsidiary of ABN AMRO N.V. This credit facility is for a maximum of $1,600,000 based on the exchange rate in effect at March 31, 2007 for the conversion of euros into United States dollars. CXR-AJ also had $28,000 of term loans with another French bank outstanding as of March 31, 2007. The IFN Finance facility is secured by accounts receivable and carries an annual interest rate of 1.6% above the French "T4M" rate. At March 31, 2007, the French T4M rate was 3.69%, and this facility in addition to small loans with other banks had a balance of $1,178,000. This facility has no financial performance covenants. Availability on the IFN Finance credit line was $161,000 as of March 31, 2007, in addition to $12,000 availability with several other banks.

         XJL obtained a term loan on November 29, 2002 from Johnan Shinkin Bank. The loan is amortized over five years, carries an annual fixed interest rate of 3.25% and is secured by the assets of XJL. The balances of the loan as of March 31, 2007 and 2005 was $11,000, using the exchange rates in effect at those dates for conversion of Japanese yen into United States dollars. There are no financial performance covenants applicable to this loan.

         Our backlog was $23,446,000 as of March 31, 2007 as compared to $22,135,000 as of March 31, 2006. The increase in backlog was primarily due to an increase of $702,000 in backlog of network access equipment at CXR-AJ in France and $625,000 in power supplies and RF components at XPS and Pascall, our United Kingdom subsidiaries. Our backlog as of March 31, 2007 was approximately 95% related to our electronic devices business, which business tends to provide us with long lead-times for our manufacturing processes due to the custom nature of the products, and approximately 5% related to our communications equipment business, which business tends to deliver standard products from stock as orders are received. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

         We included in our annual report on Form 10-K for the year ended December 31, 2006 a contractual obligations table that outlines payments due from us or our subsidiaries under our lines of credit and other significant contractual obligations through 2011, exclusive of interest. During the three months ended March 31, 2007, no material changes in this information occurred outside the ordinary course of business.

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

IMPACTS OF NEW ACCOUNTING PRONOUNCEMENTS

         In June 2006, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. ("FIN") 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES--AN INTERPRETATION OF FASB STATEMENT NO. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The interpretation also provides guidance on derecognition, classification, interest and penalties, and other matters.

         We adopted FIN 48 on January 1, 2007. The implementation of FIN 48 did not result in a material adjustment to our liability for unrecognized income tax benefits. At the time of adoption and as of the end of the first quarter of 2007, we had recorded no net unrecognized tax benefits. We do not believe that we will record unrecognized tax benefits within the year following the first quarter of 2007.

         We recognize interest and penalties related to uncertain tax positions in interest expense and selling, general and administrative expense, respectively, in our condensed consolidated statements of operations and comprehensive income. We did not recognize interest or penalties during the first quarter of 2007. As of March 31, 2007, we had nothing accrued for interest and penalties.

         We file income tax returns in the United States federal jurisdiction, the United Kingdom, France and Japan, and in the state jurisdictions of California, Texas and New Jersey. We are no longer subject to United States federal and state tax examinations for years before 2003 and 2002, respectively, and are no longer subject to tax examinations for the United Kingdom and Japan for years prior to 2005, and for France for years prior to 2003.

         In February 2006, the FASB issued SFAS No. 155, ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS, which amends SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES and SFAS No. 140, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. Specifically, SFAS No. 155 amends SFAS No. 133 to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided the whole instrument is accounted for on a fair value basis. Additionally, SFAS No. 155 amends SFAS No. 140 to allow a qualifying special purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Our adoption of SFAS No. 155 on January 1, 2007 has not had a material effect on our results of operations or financial position.

         In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS. This new statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy, with the highest priority being quoted prices in active markets. The required effective date of SFAS No. 157 is the first quarter of 2008. We currently are evaluating the effect this statement may have on our consolidated financial statements.

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

         A substantial portion of our notes payable and long-term debt have variable interest rates based on the prime interest rate and/or the lender's base rate, which exposes us to risk of earnings loss due to changes in such interest rates. Our amended annual report on Form 10-K for the year ended December 31, 2005 contains information about our debt obligations that are sensitive to changes in interest rates under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk." There were no material changes in those market risks during the three months ended March 31, 2007.

ITEM 4T. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         We conducted an evaluation, with the participation of our Chief Executive Officer, who is also our Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designated to ensure that information required to be disclosed by a company in the reports filed or submitted by it under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Acting Chief Financial Officer has concluded as of March 31, 2007 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

         REMEDIATION OF MATERIAL WEAKNESSES

         To remediate the material weaknesses in our disclosure controls and procedures identified above, we have done or intend to do the following, in the periods specified below:

         Our former Chief Financial Officer functioned in that position through August 18, 2006, the date of his resignation from employment with EMRISE Corporation. Upon his resignation, overall responsibility for the accounting functions and reporting was delegated to our Chief Executive Officer who currently is filling the role of Acting Chief Financial Officer. Management and our audit committee launched a recruitment effort in September 2006, and recently selected two candidates to fill the positions of Vice President of Finance and Administration (our principal financial and accounting officer) and Controller for our United States operations, each with expertise in public company financial reporting compliance. We anticipate that the candidate for Vice President of Finance and Administration will assume that position effective May 16, 2007 pursuant to an executive employment agreement that we recently executed with him, and that the candidate for Controller for our United States operations will assume that position effective May 16, 2007.

         Once the Vice President of Finance and Administration and the new Controller for our United States operations assume those roles, we intend that those individuals will develop policies and procedures, including an adequate supervisory structure, necessary to ensure that our principal accounting and financial officer can closely monitor financial information throughout our company and oversee all accounting that involves significant judgment on the part of personnel located at our operating subsidiaries, within the United States, Europe and Asia. In addition, we intend that our Vice President of Finance and Administration and new Controller for our United States operations will establish policies and procedures necessary to ensure that personnel familiar with accounting principles generally accepted in the United States and with Commission disclosure requirements are capable of evaluating activities and transactions at all of our operating subsidiaries in order to make all required disclosures in a timely manner. We anticipate that our Vice President of Finance and Administration and our new Controller for our United States operations will work closely with our Director of Financial Controls for Europe, whom we hired in late 2005 to oversee our three European Controllers and who will report to our Vice President of Finance and Administration, on these matters.

         Management is unsure, at the time of the filing of this report, when the actions described above will remediate the material weaknesses also described above. Management may continue to hire outside consultants to assist us in satisfying our financial reporting obligations.

         We have agreed that the Vice President of Finance and Administration will have an annual base salary of $223,000 during the first twelve-month period and $245,300 during the second twelve-month period that his executive employment agreement is in effect, and will be eligible for additional compensation as described in that agreement. We anticipate that the new Controller for our United States operations will have an annual base salary of $115,000. Management is unable, however, to estimate our expenditures related to the hiring of outside consultants to assist us in satisfying our financial reporting obligations.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         There were no changes during the quarter ended March 31, 2007 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         We are not a party to any material pending legal proceedings.

ITEM 1A. RISK FACTORS.

         Item 1A of Part I of our Amendment No. 1 to Form 10-K for the fiscal year ended December 31, 2006 summarizes various material risks that investors should carefully consider before deciding to buy or maintain an investment in our common stock. Any of those risks, if they actually occur, would likely harm our business, financial condition and results of operations and could cause the trading price of our common stock to decline. There are no material changes to the risk factors set forth in the above-referenced report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     RECENT SALES OF UNREGISTERED SECURITIES

         None.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On February 14, 2007, we held our 2006 annual meeting of stockholders. The total number of outstanding votable shares was 38,081,750. Our stockholders were asked to consider and vote upon the following two proposals:

         (1) Re-election of Otis W. Baskin as a Class I director to serve a three-year term.

         (2) Ratification of the selection of Hein & Associates LLP as our independent registered public accounting firm to audit our consolidated financial statements for 2006.

         Results of the vote were as follows:

      Proposal               For               Against             Withheld
      --------               ---               -------             --------
         (1)              34,246,041                 --            210,473
         (2)              34,339,915             61,738             54,861

         As a result, Mr. Baskin was re-elected to serve as a Class I member of our board of directors. Carmine T. Oliva, Laurence P. Finnegan, Jr. and Richard
E. Mahmarian continued to serve on our board of directors following the meeting. The selection of our independent registered public accounting firm to audit our consolidated financial statements for 2006 was ratified.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS.

NUMBER               DESCRIPTION
------               -----------


10.1 Executive Employment Agreement effective as of May 16, 2007 between EMRISE Corporation and John Donovan

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

                                EMRISE CORPORATION

Dated: May 15, 2007             By: /S/ CARMINE T. OLIVA
                                    --------------------------------------------
                                    Carmine T. Oliva, Chairman of the Board,
                                    Chief Executive Officer (principal executive
                                    officer), President, Secretary and Acting
                                    Chief Financial Officer (principal financial
                                    and accounting officer)

                        EXHIBITS ATTACHED TO THIS REPORT

EXHIBIT
NUMBER               DESCRIPTION
------               -----------


10.1 Executive Employment Agreement effective as of May 16, 2007 between EMRISE Corporation and John Donovan

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