Form 10-Q
period 2007-06-30
Emrise CORP
filed 2007-08-14
CIK 854852

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2007

                                       or

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

                          9485 HAVEN AVENUE, SUITE 100
                       RANCHO CUCAMONGA, CALIFORNIA 91730
                    (Address of principal executive offices)(Zip code)

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

Large Accelerated Filer [ ]   Accelerated Filer [ ]    Non-Accelerated Filed [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares outstanding of the Registrant's common stock, $0.0033 par value, as of August 9, 2007 was 38,254,250.

================================================================================

                               EMRISE CORPORATION
                                TABLE OF CONTENTS
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007



                          PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

      Condensed Consolidated Balance Sheets as of June 30, 2007
            (unaudited) and December 31, 2006..............................    1

      Condensed Consolidated Statements of Operations for the Three
            and Six Months Ended June 30, 2007 and 2006 (unaudited)........    2

      Condensed Consolidated Statements of Stockholders' Equity
            for the Six Months Ended June 30, 2007 (unaudited).............    3

      Condensed Consolidated Statements of Cash Flows for the Six
            Months Ended June 30, 2007 and 2006 (unaudited)................    4

      Notes to Condensed Consolidated Financial Statements (unaudited).....    5

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS..........................   12

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK..................................................   27

ITEM 4T.      CONTROLS AND PROCEDURES......................................   27

                                     PART II
                                OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS............................................   31

ITEM 1A.      RISK FACTORS.................................................   31

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND
              USE OF PROCEEDS..............................................   31

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES..............................   31

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........   31

ITEM 5.       OTHER INFORMATION............................................   31

ITEM 6.       EXHIBITS.....................................................   32

SIGNATURES    .............................................................   33

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                               EMRISE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                       JUNE 30,   DECEMBER 31,
                                                                         2007        2006
                                                                       --------    --------
                                     ASSETS                          (Unaudited)
Current assets:
     Cash and cash equivalents                                         $  2,824    $  3,802
     Accounts receivable, net of allowances for doubtful accounts of
         $297 at June 30, 2007 and $391 at December 31, 2006              8,224       9,220
     Inventories                                                         11,473      10,575
     Deferred income taxes                                                  729         726
     Prepaid and other current assets                                     1,227       1,082
                                                                       --------    --------
         Total current assets                                            24,477      25,405

Property, plant and equipment, net                                        2,309       2,245
Goodwill                                                                 13,091      12,995
Intangible assets other than goodwill, net                                3,384       3,546
Other assets                                                                743         594
                                                                       --------    --------
         Total assets                                                  $ 44,004    $ 44,785
                                                                       ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                  $  5,283    $  4,640
     Accrued expenses                                                     5,658       5,309
     Borrowings under lines of credit                                     4,017       4,310
     Current portion of long-term debt                                      501         516
     Notes payable to stockholders, current portion                         500         500
     Income taxes payable                                                   775         519
                                                                       --------    --------
         Total current liabilities                                       16,734      15,794

Long-term debt                                                              301         533
Notes payable to stockholders, less current portion                       1,000       1,250
Deferred income taxes                                                     1,053       1,053
Other liabilities                                                           917         982
                                                                       --------    --------
         Total liabilities                                               20,005      19,612

Commitments and contingencies (See Note 7)

Stockholders' equity:
     Preferred stock,$0.01 par value. Authorized 10,000,000 shares,
         zero shares issued and outstanding                                  --          --
     Common stock,$0.0033 par value.  Authorized 150,000,000 shares;
         38,144,000 and 38,082,000 shares issued and outstanding at
         June 30, 2007 and December 31, 2006, respectively                  126         125
     Additional paid-in capital                                          43,149      43,083
     Accumulated deficit                                                (20,148)    (18,733)
     Accumulated other comprehensive income                                 872         698
                                                                       --------    --------
         Total stockholders' equity                                      23,999      25,173
                                                                       --------    --------
         Total liabilities and stockholders' equity                    $ 44,004    $ 44,785
                                                                       ========    ========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




                               EMRISE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)


                                              THREE MONTHS ENDED       SIX MONTHS ENDED
                                                   JUNE 30,                 JUNE 30,
                                             --------------------    --------------------
                                               2007        2006        2007        2006
                                             --------    --------    --------    --------

Net sales                                    $ 12,067    $ 10,817    $ 23,989    $ 21,551
Cost of sales                                   7,991       7,025      16,065      13,375
                                             --------    --------    --------    --------
Gross profit                                    4,076       3,792       7,924       8,176

Operating expenses:
     Selling, general and administrative        3,849       3,698       7,585       7,465
     Engineering and product development          665         892       1,375       1,614
                                             --------    --------    --------    --------
         Total operating expenses               4,514       4,590       8,960       9,079
                                             --------    --------    --------    --------
Loss from operations                             (438)       (798)     (1,036)       (903)

Other income (expense):
     Interest income                               36          21          55          46
     Interest expense                            (170)        (93)       (320)       (217)
     Other, net                                   100         (44)        165         (36)
                                             --------    --------    --------    --------
         Total other income (expense), net        (34)       (116)       (100)       (207)
                                             --------    --------    --------    --------

Loss before income taxes                         (472)       (914)     (1,136)     (1,110)
Income tax provision (benefit)                    151          96         279         222
                                             --------    --------    --------    --------
Net loss                                     $   (623)   $ (1,010)   $ (1,415)   $ (1,332)
                                             ========    ========    ========    ========

Earnings per share:
     Basic                                   $  (0.02)   $  (0.03)   $  (0.04)   $  (0.04)
                                             ========    ========    ========    ========
     Diluted                                 $  (0.02)   $  (0.03)   $  (0.04)   $  (0.04)
                                             ========    ========    ========    ========

Weighted average shares outstanding
     Basic                                     38,141      38,082      38,130      37,880
                                             ========    ========    ========    ========
     Diluted                                   38,141      38,082      38,130      37,880
                                             ========    ========    ========    ========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




                                               EMRISE CORPORATION
                            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                   (Unaudited)
                                                 (in thousands)

                                                                                                 Accumulated
                                             Common Stock          Additional                       Other
                                    ---------------------------     Paid-in      Accumulated    Comprehensive
                                       Shares         Amount        Capital        Deficit          Income         Total
                                    ------------   ------------   ------------   ------------    ------------   ------------

Balance at December 31, 2006              38,082   $        125   $     43,083   $    (18,733)   $        698   $     25,173
Stock option exercises                        62              1             21             --              --             22
Stock-based compensation                      --             --             45             --              --             45
Net loss and comprehensive income             --             --             --         (1,415)            174         (1,241)
                                    ------------   ------------   ------------   ------------    ------------   ------------
Balance at June 30, 2007                  38,144   $        126   $     43,149   $    (20,148)   $        872   $     23,999
                                    ============   ============   ============   ============    ============   ============


                              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





                               EMRISE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                            -------------------
                                                              2007        2006
                                                            -------     -------
CASH FLOWS FROM OPERTING ACTIVITIES
Net loss                                                    $(1,415)    $(1,332)
Reconciliation to net cash provided by
(used in) operating activities:
     Depreciation and amortization                              541         585
     Provision for inventory obsolescence                       517         927
     Deferred taxes                                              (3)        (79)
     Stock-based compensation expense                            45          74
     Provision for doubtful accounts                            (93)         --
Changes in assets and liabilities:
     Accounts receivable                                      1,089       2,183
     Inventories                                             (1,415)     (2,389)
     Prepaid and other assets                                  (295)       (256)
     Accounts payable and accrued expenses                    1,184        (373)
                                                            -------     -------
         Total adjustments                                    1,570         672
                                                            -------     -------
Net cash provided by (used in) operating activities             155        (660)
                                                            -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment                     (427)       (156)
                                                            -------     -------
Net cash used in investing activities                          (427)       (156)
                                                            -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of lines of credit                              (293)     (1,733)
Repayments of long-term debt                                   (247)       (210)
Payments of notes to stockholders                              (250)       (250)
Proceeds from exercise of stock options and warrants             22         385
                                                            -------     -------
Net cash used in financing activities                          (768)     (1,808)
                                                            -------     -------

Effect of exchange rate changes on cash                          62         457
                                                            -------     -------
Net decrease in cash and cash equivalents                      (978)     (2,167)
Cash and cash equivalents at beginning of period              3,802       4,371
                                                            -------     -------
Cash and cash equivalents at end of period                  $ 2,824     $ 2,204
                                                            =======     =======


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                       4



                               EMRISE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

         EMRISE Corporation (the "Company") operates through two operating segments: electronic devices and communications equipment. The Company's subsidiaries within its electronic devices segment design, develop, manufacture and market electronic devices for defense, aerospace and industrial markets. The Company's subsidiaries within its communications equipment segment design, develop, manufacture and market network access equipment, including network timing and synchronization products. The Company conducts its operations out of various facilities in the United States ("U.S."), France, the United Kingdom ("U.K.") and Japan. The following reflects the Company's direct and indirect subsidiaries and the locations of operation:

ELECTRONIC DEVICES SEGMENT
--------------------------

     EMRISE Electronics Corporation ("Emrise Electronics"), a subsidiary of the Company - U.S.
     EMRISE Electronics Limited ("EEL") - U.K.
              Pascall Electronics Limited ("Pascall") - U.K.
              XCEL Power Systems, Ltd. ("XPS") - U.K.
     RO Associates Incorporated ("RO") - U.S.
     EMRISE Japan Ltd. ("EJL") - Japan

COMMUNICATIONS EQUIPMENT SEGMENT
--------------------------------

     CXR Larus Corporation ("CXR Larus"), a subsidiary of the Company - U.S. CXR Anderson Jacobson ("CXR-AJ"), a subsidiary of the Company - France

BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("Commission") and therefore do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the U.S. ("GAAP"). The year end balance sheet was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of June 30, 2007 and the results of operations and cash flows for the related interim periods ended June 30, 2007 and 2006. However, these results are not necessarily indicative of results for any other interim period or for the year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements included in its amended annual report on Form 10-K for the year ended December 31, 2006 filed with the Commission.

                               EMRISE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) includes all changes in equity during a period except those that resulted from investments by or distributions to the Company's stockholders. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that, under GAAP, are included in comprehensive income (loss), but excluded from net loss as these amounts are recorded directly as an adjustment to stockholders' equity. The Company's other comprehensive income consists of foreign currency translation adjustments. The following table reflects the components of comprehensive income (loss) (in thousands):

                                               THREE MONTHS ENDED     SIX MONTHS ENDED
                                                    JUNE 30,              JUNE 30,
                                               ------------------    ------------------
                                                2007       2006        2007      2006
                                               -------    -------    -------    -------

Net loss                                       $  (623)   $(1,010)   $(1,415)   $(1,332)
Other comprehensive income (loss):
     Foreign currency translation adjustment       197        557        174        682
                                               -------    -------    -------    -------
Comprehensive loss                             $  (426)   $  (453)   $(1,241)   $  (650)
                                               =======    =======    =======    =======


EARNINGS (LOSS) PER SHARE

         Basic earnings (loss) per share is computed by dividing net income
(loss) by the weighted average common shares outstanding during a period.
Diluted earnings (loss) per share is based on the treasury stock method and includes the dilutive effect of stock options and warrants outstanding during the period. Common share equivalents have been excluded where their inclusion would be anti-dilutive. As a result of the loss incurred by the Company for all periods presented, the potentially dilutive common shares have been excluded because their inclusion would have been anti-dilutive. The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                            THREE MONTHS ENDED      SIX MONTHS ENDED
                                                JUNE 30,                JUNE 30,
                                           -------------------    --------------------
                                            2007        2006        2007        2006
                                           -------    --------    --------    --------

NUMERATOR:
Net loss                                   $  (623)   $ (1,010)   $ (1,415)   $ (1,332)
                                           =======    ========    ========    ========

DENOMINATOR:
Basic weighted average common
     shares outstanding                     38,141      38,082      38,130      37,880
Effect of dilutive securities:
     Dilutive stock options and warrants        --          --          --          --
                                           -------    --------    --------    --------
Diluted weighted average common
     shares outstanding                     38,141      38,082      38,130      37,880
                                           =======    ========    ========    ========

Basic loss per share                       $ (0.02)   $  (0.03)   $  (0.04)   $  (0.04)
                                           =======    ========    ========    ========

Diluted loss per share                     $ (0.02)   $  (0.03)   $  (0.04)   $  (0.04)
                                           =======    ========    ========    ========

                               EMRISE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         The following table shows the common stock equivalents that were outstanding as of June 30, 2007 and 2006, but were not included in the computation of diluted earnings per share as a result of the loss incurred by the Company or because the options' or warrants' exercise price was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive:

                                                     Number of    Exercise Price
                                                       Shares       Per Share
                                                    ------------  --------------

Anti-dilutive common stock options:
    As of June 30, 2007                               1,943,000   $0.20 - $3.13
    As of June 30, 2006                               1,121,000   $1.00 - $3.13

Anti-dilutive common stock warrants:
    As of June 30, 2007                               4,192,000   $0.85 - $2.00
    As of June 30, 2006                               4,136,000   $1.30 - $2.00


RECENT ACCOUNTING PRONOUNCEMENTS

         On January 1, 2007, the Company adopted Financial Accounting Standards Board ("FASB") Financial Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." FIN 48 clarifies the accounting for the uncertainty in recognizing income taxes in an organization in accordance with FASB Statement No. 109 by providing detailed guidance for financial statement recognition, measurement and disclosure involving uncertain tax positions. FIN 48 requires an uncertain tax position to meet a more-likely-than-not recognition threshold at the effective date to be recognized both upon the adoption of FIN 48 and in subsequent periods. The implementation of FIN 48 did not have a material effect on the Company's financial statements. See Note 6 - Income Taxes.

         On January 1, 2007, the Company adopted FASB Statement of Financial Accounting Standards ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 155 amends SFAS No. 133 to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided the whole instrument is accounted for on a fair value basis. Additionally, SFAS No. 155 amends SFAS No. 140 to allow a qualifying special purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company's adoption of SFAS No. 155 on January 1, 2007 has not had a material effect on its results of operations or financial position.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense up front cost and fees associated with the item for which the fair value option is elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the effect that adoption of SFAS No. 159 would have on its financial condition or results of operations.

                               EMRISE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This new statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy, with the highest priority being quoted prices in active markets. The required effective date of SFAS No. 157 is the first quarter of 2008. The Company is evaluating the effect this statement may have on its consolidated financial statements.

NOTE 2 - STOCK-BASED COMPENSATION

         The Company has four stock option plans:

              o    Employee Stock and Stock Option Plan, effective July 1, 1994;
              o    1993 Stock Option Plan;
              o    1997 Stock Incentive Plan; and
              o    Amended and Restated 2000 Stock Option Plan.

         As a result of the Company's adoption of SFAS No. 123 (revised 2004), "Share-Based Payment," as of January 1, 2006, total stock-based compensation expense included in wages, salaries and related costs was $6,000 and $39,000 for the three months ended June 30, 2007 and 2006, respectively, and $42,000 and $59,000 for the six months ended June 30, 2007 and 2006, respectively. These compensation expenses were charged to selling, general and administrative expenses. As of June 30, 2007, the Company had $43,000 of total unrecognized compensation expense related to stock option grants, which will be recognized over the remaining weighted average period of two years.

         During the quarter ended June 30, 2007, the Company issued to a financial advisor a five-year warrant to purchase up to 31,250 shares of the Company's common stock on a cash or cashless basis at an exercise price equal to $1.15 per share. Total stock-based compensation expense included in selling, general and administrative expenses with respect to this warrant was $3,000. The remaining unrecognized compensation related to this warrant of $21,000 will be recognized over the remaining period of 2 years.

NOTE 3 - INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consisted of the following (in thousands):


                                              June 30,             December 31,
                                                2007                  2006
                                            -------------         -------------

Raw materials                               $       9,734         $       8,771
Work-in-process                                     4,273                 3,588
Finished goods                                      3,640                 3,873
Reserves                                           (6,174)               (5,657)
                                            -------------         -------------
     Total inventories                      $      11,473         $      10,575
                                            =============         =============

                               EMRISE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4 - OPERATING SEGMENTS

         The Company has two reportable operating segments: electronic devices and communications equipment. The electronic devices segment manufactures and markets digital and rotary switches, electronic power supplies, radio frequency ("RF") and microwave devices and subsystems and subsystem assemblies. The electronic devices segment consists of the operating entities EMRISE Electronics and its subsidiaries, which offer the same or similar products to similar customers. The communications equipment segment designs, manufactures and distributes network access and transmission products, including timing and synchronization products. The communications equipment segment consists of operating entities CXR Larus and CXR-AJ, which offer the same or similar products to similar customers. Both segments operate in the U.S., European and Asian markets, but have distinctly different customers, design and manufacturing processes and marketing strategies. Each segment has discrete financial information and a separate management structure.

         The Company evaluates performance based upon profit or loss from operations before income taxes exclusive of nonrecurring gains and losses. The Company accounts for intersegment sales at pre-determined prices negotiated between the individual segments.

         There were no differences in the basis of segmentation or in the basis of measurement of segment operating income or loss from the amounts disclosed in the Company's audited consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2006. Included in the Company's reconciliation of segment financial data to the consolidated amounts is unallocated corporate expenses. Selected financial data for each of the Company's operating segments reconciled to the consolidated totals is shown below (in thousands):

                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                           JUNE 30,                         JUNE 30,
                                ------------------------------    ------------------------------
                                    2007             2006             2007              2006
                                -------------    -------------    -------------    -------------
Net sales
---------
     Electronic devices         $       8,440    $       7,920    $      16,967    $      15,773
     Communications equipment           3,627            2,897            7,022            5,778
                                -------------    -------------    -------------    -------------
         Total                  $      12,067    $      10,817    $      23,989    $      21,551
                                =============    =============    =============    =============

Operating income (loss)
-----------------------
     Electronic devices         $         535    $         798    $       1,076    $       1,843
     Communications equipment             (81)            (589)            (197)            (733)
     Corporate and other                 (892)          (1,007)          (1,915)          (2,013)
                                -------------    -------------    -------------    -------------
         Total                  $        (438)   $        (798)   $      (1,036)   $        (903)
                                =============    =============    =============    =============

                                   June 30,       December 31,
                                    2007             2006
                                -------------    -------------
Total assets
------------
     Electronic devices         $      27,966    $      27,514
     Communications equipment          15,082           15,912
     Corporate and other                  956            1,359
                                -------------    -------------
         Total                  $      44,004    $      44,785
                                =============    =============




                               EMRISE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 - GOODWILL

         The following table reflects changes in our goodwill balances, by segment, for the six months ended June 30, 2007 (in thousands):


                                       Electronic   Communications
                                         Devices       Equipment        Total
                                       -----------    -----------    -----------

Balance at December 31, 2006           $     7,161    $     5,834     $   12,995
Foreign currency translation                    96             --             96
                                       -----------    -----------    -----------
Balance at June 30, 2007               $     7,257    $     5,834    $    13,091
                                       ===========    ===========    ===========


NOTE 6 - INCOME TAXES

         The effective tax rate for the three and six-month periods ended June 30, 2007 was different than the 34% U.S. statutory rate primarily because of foreign taxes on foreign source income that cannot be offset by domestic tax loss carryforwards.

         On January 1, 2007, the Company adopted FIN 48. The implementation of FIN 48 did not result in a material adjustment to the Company's liability for unrecognized income tax benefits. At the time of adoption and as of the end of the second quarter of 2007, the Company had recorded no net unrecognized tax benefits. The Company does not believe that it will record unrecognized tax benefits for 2007.

         The Company recognizes interest and penalties related to uncertain tax positions in interest expense and selling, general and administrative expense, respectively, in the condensed consolidated statements of operations and comprehensive income. No interest or penalties were recognized during the first half of 2007. As of June 30, 2007, the Company had nothing accrued for interest and penalties in this regard.

         The Company files income tax returns in the U.S. federal jurisdiction, the U.K., France and Japan, and in the state jurisdictions of California, Texas and New Jersey. The Company is no longer subject to U.S. federal and state tax examinations for years before 2003 and 2002, respectively, and is no longer subject to tax examinations for the U.K. and Japan for years prior to 2005, and for France for years prior to 2003.



NOTE 7 - LINES OF CREDIT

         Outstanding borrowings under the Company's revolving lines of credit described below were as follows:

                                                        June 30,   December 31,
                                                          2007        2006
                                                       ----------   ----------

Line of credit with a U.S. commercial lender           $    1,033   $    1,978
Lines of credit with foreign banks                          2,984        2,332
                                                       ----------   ----------
                                                       $    4,017   $    4,310
                                                       ==========   ==========

                               EMRISE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         EMRISE Corporation, EMRISE Electronics, CXR Larus, RO and Wells Fargo Bank, acting through its Wells Fargo Business Credit operating division ("WFBC"), are parties to a Credit and Security Agreement ("WFBC credit facility"). The WFBC credit facility provides for a $5.0 million revolving line of credit that expires on December 1, 2009 and is secured by accounts receivable, other rights to payment and general intangibles, inventories and equipment. The Company is subject to certain financial covenants associated with the WFBC credit facility, including minimum net worth, minimum net income
(loss), and minimum debt service coverage ratio. In August 2007, the Company amended the WFBC credit facility to reset these covenants and, as a result of this amendment at June 30, 2007, the Company was in compliance with the WFBC credit facility's financial covenants

         The Company's indirect subsidiaries, Pascall and XPS, are parties to a credit facility with Lloyds TSB Commercial Finance Limited ("Lloyds") ("Lloyd's credit facility") that provides a revolving loan secured by receivables, with a maximum availability of 2.1 million British pounds sterling (approximately $4.2 million based on the exchange rate in effect on June 30, 2007). The Company is subject to certain financial covenants associated with the Lloyd's credit facility. As of June 30, 2007, the Company was in compliance with all such covenants.

         CXR-AJ is party to a credit facility with IFN Finance, a subsidiary of ABN AMRO N.V ("IFN credit facility"). This credit facility is for a maximum of $1.6 million based on the exchange rate in effect at June 30, 2007 for the conversion of euros into U.S. dollars. The IFN credit facility is secured by accounts receivable. The IFN credit facility has no financial performance covenants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         CAUTIONARY STATEMENT

         You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained in Part I, Item 1 of this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with SEC, including our Annual Report on Form 10-K for the year ended December 31, 2006 and subsequent reports on Forms 10-Q and 8-K, which discuss our business in greater detail.

         The section entitled "Risk Factors" set forth below, and similar discussions in our other SEC filings, describe some of the important risk factors that may affect our business, financial condition, results of operations and/or liquidity. You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.

         All statements included or incorporated by reference in this Report, other than statements or characterizations of historical fact, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning projected net revenue, costs and expenses and gross margin; our accounting estimates, assumptions and judgments; the impact of the January 2007 restatement of our financial statements for prior periods; estimates related to the amount and/or timing of the expensing of unearned stock-based compensation expense; our success in pending litigation; the demand for our products; the effect that seasonality and volume fluctuations in the demand for our customers' consumer-oriented products will have on our quarterly operating results; our dependence on a few key customers for a substantial portion of our revenue; our ability to scale operations in response to changes in demand for existing products and services or the demand for new products requested by our customers; the competitive nature of and anticipated growth in our markets; our ability to migrate to smaller process geometries; manufacturing, assembly and test capacity; our ability to consummate acquisitions and integrate their operations successfully; our potential needs for additional capital and inventory and accounts receivable levels. These forward-looking statements are based on our current expectations, estimates and projections about our industry and business, management's beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as "anticipates," "expects," "intends," "plans," "predicts," "believes," "seeks," "estimates," "may," "will," "should," "would," "could," "potential," continue," ongoing," similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predi ct. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section "Risk Factors" contained in Part II, Item 1A of this Report. These forward-looking statements speak only as of the date of this Report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.


GENERAL

         We are a Delaware corporation that was formed July 14, 1989 and operates through subsidiaries in two operating segments: electronic devices and communications equipment. Our subsidiaries within our electronic devices segment design, develop, manufacture and market electronic devices for defense, aerospace and industrial markets, including digital and rotary switches, electronic power supplies and radio frequency ("RF") devices. Our subsidiaries within our communications equipment segment design, develop, manufacture and market network access equipment, including network timing and synchronization products for communications service providers. We are a multinational company operating out of facilities located in the United States ("U.S."), United Kingdom ("U.K."), France and Japan. The following reflects our direct and indirect subsidiaries and their locations of operation:

ELECTRONIC DEVICES SEGMENT
--------------------------

         EMRISE Electronics Corporation ("Emrise Electronics"), a subsidiary of EMRISE - U.S.
         EMRISE Electronics Limited ("EEL") - U.K.
              Pascall Electronics Limited ("Pascall") - U.K.
              XCEL Power Systems, Ltd. ("XPS") - U.K.
         RO Associates Incorporated ("RO") - U.S.
         EMRISE Japan Ltd. ("EJL") - Japan

COMMUNICATIONS EQUIPMENT SEGMENT
--------------------------------

     CXR Larus Corporation ("CXR Larus"), a subsidiary of EMRISE - U.S. CXR Anderson Jacobson ("CXR-AJ"), a subsidiary of EMRISE - France

CRITICAL ACCOUNTING POLICIES

         Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of those financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of net sales and expenses for each period. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

      REVENUE RECOGNITION

         We derive revenues from sales of electronic devices and communications equipment products and services. Our sales are based upon written agreements or purchase orders that identify the type and quantity of the item and/or services being purchased and the purchase price. We recognize revenues when shipment of products has occurred or services have been rendered, no significant obligations remain on our part, and collectibility is reasonably assured based on our credit and collections practices and policies.

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

         Revenue recognition for products and services provided by our U.K. subsidiaries depends upon the type of contract involved. Engineering/design services contracts generally entail design and production of a prototype over a term of up to several years, with all revenue deferred until all services under the contracts have been completed. Production contracts provide for a specific quantity of products to be produced over a specific period of time. Customers issue binding purchase orders for each suborder to be produced. At the time each suborder is shipped to the customer, we recognize revenue relating to the products included in that suborder. Returns are infrequent and permitted only with prior authorization because these products are custom made to order based on binding purchase orders and are quality tested prior to shipment. Generally, these products carry a one-year limited parts and labor warranty. We do not offer customer discounts, rebates or price protection on these products.

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

         Revenues from services such as repairs and modifications are recognized when the service is completed and invoiced. For repairs that involve shipment of a repaired product, we recognize repair revenues when the product is shipped back to the customer. Service revenues contribute less than 5% of total revenue and, therefore, are immaterial.

      PRODUCT WARRANTY LIABILITIES

         Generally, our electronic devices, network access and transmission products and communication timing and synchronization products carry a one-year limited parts and labor warranty and our communications test instruments and European network access and transmission products carry a two-year limited parts and labor warranty. Products returned under warranty typically are tested and repaired or replaced at our option. Historically, we have not experienced significant warranty costs or returns.

      We record a liability for estimated costs that we expect to incur under our basic limited warranties when product revenue is recognized. Factors affecting our warranty liability include the number of units sold, historical and anticipated rates of claim and costs per claim. We periodically assess the adequacy of our warranty liability accrual based on changes in these factors.

      INVENTORY VALUATION

         Our finished goods electronic devices inventories generally are built to order. Our communications equipment inventories generally are built to forecast, which requires us to produce a larger amount of finished goods in our communications equipment business so that our customers can promptly be served. Our products consist of numerous electronic and other parts, which necessitates that we exercise detailed inventory management. We value our inventory at the lower of the actual cost to purchase or manufacture the inventory (first-in, first-out) or the current estimated market value of the inventory (net realizable value). We perform cycle counts of inventories using the ABC inventory methodology or conduct physical inventories at least once a year. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next twelve months. Additionally, to determine inventory write-down provisions, we review product line inventory levels and individual items as necessary and periodically review assumptions about forecasted demand and market conditions. Any parts or finished goods that we determine are obsolete, either in connection with the physical count or at other times of observation, are reserved for and subsequently discarded and written-off. As of June 30, 2007, our total inventory reserves amounted to $6.2 million of which $4.5 million, or 25.3% of total inventory, related to our electronic devices segment and $1.7 million, or 9.8% of total inventory, related to our communications equipment segment.

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

      FOREIGN CURRENCY TRANSLATION

         We have foreign subsidiaries that together accounted for approximately 69.9% and 62.0% of our net revenues, 58.6% and 51.2% of our assets and 59.2% and 53.9% of our total liabilities as of and for the six months ended June 30, 2007 and 2006, respectively. In preparing our consolidated financial statements, we are required to translate the financial statements of our foreign subsidiaries from the currencies in which they keep their accounting records into U.S. dollars. This process results in exchange gains and losses which, under relevant accounting guidance, are included either within our statement of operations under the caption "other income (expense)" or as a separate part of our net equity under the caption "accumulated other comprehensive income (loss)."

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

         If management deems any subsidiary's functional currency to be its local currency, then any gain or loss associated with the translation of that subsidiary's financial statements is included as a separate component of stockholders' equity in accumulated other comprehensive income (loss). However, if management deems the functional currency to be U.S. dollars, then any gain or loss associated with the translation of these financial statements would be included in other income (expense) within our statement of operations.

         If we dispose of any of our subsidiaries, any cumulative translation gains or losses would be realized into our statement of operations. If we determine that there has been a change in the functional currency of a subsidiary to U.S. dollars, then any translation gains or losses arising after the date of the change would be included within our statement of operations.

         Based on our assessment of the factors discussed above, we consider the functional currency of each of our international subsidiaries to be each subsidiary's local currency. Accordingly, we had cumulative translation gains of $0.9 million and $0.7 million that were included as part of accumulated other comprehensive income (loss) within our balance sheets at June 30, 2007 and December 31, 2006, respectively. During the six months ended June 30, 2007 and 2006, we included translation gains of $0.2 million and $0.7 million, respectively, under accumulated other comprehensive income (loss).

         If we had determined that the functional currency of our subsidiaries was U.S. dollars, these gains or losses would have decreased or increased our net loss for the six months ended June 30, 2007 and 2006. The magnitude of these gains or losses depends upon movements in the exchange rates of the foreign currencies in which we transact business as compared to the value of the U.S. dollar. These currencies include the euro, the British pound sterling and the Japanese yen. Any future translation gains or losses could be significantly higher or lower than those we recorded for these periods.

         A $5.5 million loan payable from EEL to EMRISE was outstanding as of June 30, 2007. As of June 30, 2007, $0.6 million of this loan was classified as current and, as such, the exchange rate gains or losses on the current portion are recorded in other income (expense) in our statement of operations.
Exchange rate losses and gains on the long-term portion of this loan are recorded in cumulative translation gains or losses in the equity section of the balance sheet.

      INTANGIBLES, INCLUDING GOODWILL

         We periodically evaluate our intangibles, including goodwill, for potential impairment. Our judgments regarding the existence of impairment are based on legal factors, market conditions and operational performance of our acquired businesses.

         In assessing potential impairment of goodwill, we consider these factors as well as forecasted financial performance of the acquired businesses. If forecasts are not met, we may have to record additional impairment charges not previously recognized. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of those respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets that were not previously recorded. If that were the case, we would have to record an expense in order to reduce the carrying value of our goodwill. Under Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", we are required to analyze our goodwill for impairment issues at least annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. At June 30, 2007, our reported goodwill totaled $13.1 million. During the six months ended June 30, 2007, we did not record any impairment losses related to goodwill and other intangible assets.

OVERVIEW

         Overall sales increased 11.6% and 11.3% in the three months and six months ended June 30, 2007, respectively, from the same periods in 2006. Sales for both of our operating segments continue to be strong, with the increases being generated by our foreign subsidiaries offset, in part, by what we believe are temporary decreases at some of our domestic subsidiaries. Sales growth is primarily related to our military power supply and in-flight entertainment products and sales of our network access communication products. We believe that these are all high growth markets that can provide us with long-term sustainability. Additionally, as orders for our new TiemPo(TM) Edge Network timing and synchronization product line increase, we expect to see continued improvements in our communications equipment segment's sales in both our U.S. and foreign markets.

         Overall gross margins decreased 1.3 and 4.9 percentage points for the second quarter and year-to-date periods in 2007, respectively, from the same periods in 2006. The declines in gross margins are primarily due to product mix as we have experienced delays in sales of some of our higher margin digital switches as a result of delayed receipts of government stocking orders that were received more consistently throughout the first half of 2006. The declines in gross margin were offset by increases in sales of our lower margin rotary switches and in-flight entertainment products. We have made a conscious effort to pursue the opportunities within the lower margin commercial in-flight entertainment market as we see substantial growth potential as compared to our traditional higher margin aerospace and defense market resulting in lower average margins for those products. We believe our rotary switch products have a promising future, but are still requiring some investment in engineering design, which increases our cost for the product. We expect to see improvements in margins over time for our rotary switch business. Additionally, we are experiencing pricing pressures on our central office timing products due to competition. Our new TiemPo(TM) Edge Network products have more advanced features with higher margins. Although the product is currently being sold in both the U.S. and Europe, a longer qualification time required by our customers will push some orders into late 2007, resulting in most of the initial impact of this new product appearing in 2008.

         We are investing in sales and marketing of our new and existing products. We have increased our sales force in the U.K. in an effort to expand our military power supply sales in Europe and are beginning to see results via increased orders associated with those sales and marketing efforts.

         During the second quarter of 2007, we focused our efforts on promoting our new products, meeting sales forecasts and reducing administrative costs. Sales for the second quarter of 2007 are stronger than for the second quarter of 2006 as well as the full year-to-date period. We are encouraged by our sales, order entry and backlog growth and the opportunities both in new products and new markets.

         The following is a further, more detailed discussion of our results of operations by segment.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2007 AND THE THREE MONTHS ENDED JUNE 30, 2006

NET SALES

                                    Three Months Ended          Variance
                                         June 30,        Favorable (Unfavorable)
                                    ------------------     ------------------
      (in thousands)                 2007        2006       Dollar     Percent
                                    -------    -------     -------     ------

Electronic devices                  $ 8,440    $ 7,920     $   520       6.6%
      AS % OF NET SALES               69.9%      73.2%
Communications equipment              3,627      2,897         730      25.2%
      AS % OF NET SALES               30.1%      26.8%
                                    -------    -------     -------
Total net sales                     $12,067    $10,817     $ 1,250      11.6%
                                    =======    =======     =======


          ELECTRONIC DEVICES SEGMENT

         The increase in sales of electronic devices in the second quarter of 2007 as compared to the second quarter of 2006 is primarily due to an increase in sales of $0.8 million at our foreign subsidiaries. This was primarily the result of military power supply sales in our U.K. subsidiary due to shipments for some key contracts delivered in the second quarter of 2007. This increase was slightly offset by sales declines in our domestic operations of $0.3 million primarily due to delays in government stocking orders for our digital switches. Additionally, the consolidation of our RO and CXR Larus operations into a single facility at the beginning of the second quarter of 2007, combined with our efforts to transition to a contract manufacturer for the manufacture of RO products caused a disruption in sales. Approximately $0.4 million in scheduled second quarter sales were diverted to the third quarter as a result of this disruption. We expect continued improvements in military power supply sales in the U.K. in the second half of 2007 related to in-flight entertainment and communications products as well as increased sales of rotary switches, which we anticipate will be offset somewhat by a reduction in sales of our digital switches. We believe that the decline in sales of our digital switches is temporary and will improve as government stocking orders are released.

          COMMUNICATIONS EQUIPMENT SEGMENT

         The increase in sales of communications equipment in the second quarter of 2007 as compared to the second quarter of 2006 is primarily due to a $0.8 million increase at our French subsidiary of sales of network access equipment as a result of a long-term effort to focus on our core military and telecommunications markets. This improved focus helped us streamline sales efforts for foreign communications equipment. The increase was partially offset by slight declines in our domestic operations as a result of decreases in our central office and other timing product sales. Sales of our central office timing products have been slower than in 2006 due to competitive pricing pressures. We expect to experience strong sales from our French subsidiary for the remainder of the year as evidenced by increased backlog of $1.5 million at June 30, 2007 as compared to $0.9 million at June 30, 2006. We also expect improved sales in both our domestic and foreign operations as we have now begun shipments of our new TiemPo(TM) Edge Network product in both the U.S. and Europe.

GROSS PROFIT

                                    Three Months Ended           Variance
                                          June 30,       Favorable (Unfavorable)
                                     -----------------    ----------------------
      (in thousands)                  2007      2006       Dollar     Percent
                                     -------   -------    -------  -------------

Electronic devices                   $ 2,794   $ 2,713    $    81       3.0%
      GROSS MARGIN                     33.1%     34.3%
Communications equipment               1,282     1,079        203      18.8%
      GROSS MARGIN                     35.3%     37.2%
                                     -------   -------    -------
Total gross profit                   $ 4,076   $ 3,792    $   284       7.5%
                                     =======   =======    =======
      TOTAL GROSS MARGIN               33.8%     35.1%


          ELECTRONIC DEVICES SEGMENT

         The decline in gross margin for our electronic devices segment from 34.3% in the second quarter of 2006 to 33.1% in the second quarter of 2007 is primarily the result of changes in product mix. Margins remained relatively stable in our U.K. subsidiary, whereas our domestic subsidiaries experienced a delay in sales of higher margin digital switches. Additionally, as a result of the disruption in sales at RO due our efforts to transition to a contract manufacturer for the manufacture of RO products, we did not generate sufficient volumes of products to obtain the optimal pricing from the contract manufacturer resulting in lower margins for those products. We anticipate that margins will improve at RO as our contract manufacturing volumes increase. However, we expect overall segment margins to remain near second quarter levels as we expand our business with the higher growth, lower margin rotary switch products and with expansion into the higher growth, lower margin commercial in-flight entertainment market.

          COMMUNICATIONS EQUIPMENT SEGMENT

         The decline in gross margin for our communications equipment segment from 37.2% in the second quarter of 2006 to 35.3% in the second quarter of 2007 is primarily the result of a decrease in margins of at our domestic subsidiaries due to continued competitive pricing pressures related to our legacy central office timing and other products, offset in part by increased sales for higher margin military network access products at our French subsidiary. We expect the launch of our TiemPo(TM) Edge Network product line in the U.S. and Europe to help stabilize the declining gross margins during the remainder of 2007.

OPERATING EXPENSES

                                    Three Months Ended           Variance
                                          June 30,       Favorable (Unfavorable)
                                     -----------------    ----------------------
      (in thousands)                  2007      2006       Dollar     Percent
                                     -------   -------    -------  -------------

Selling, general and administrative  $ 3,849   $ 3,698    $  (151)     (4.1)%
      AS % OF NET SALES                31.9%     34.2%
Engineering and product development      665       892        227      25.4%
      AS % OF NET SALES                 5.5%      8.2%
                                     -------   -------    -------
Total operating expenses             $ 4,514   $ 4,590    $    76       1.7%
                                     -------   -------    -------


          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         The increase in selling, general and administrative expenses is due to an approximate $0.2 million increase in non-recurring costs related to the consolidation of RO and CXR Larus operations into a single facility and the costs of exiting the old RO premises. There was also an approximate $0.2 million increase in sales and marketing expenses related to increased sales force to promote military component sales in Europe and additional marketing expenses related to the launch of our new TiemPo(TM) product line partially offset by a $0.2 million decrease in general and administrative expenses primarily as the result of a reduction in head count associated with the RO and CXR Larus facility consolidation and other general and administrative cost reductions.

          ENGINEERING AND PRODUCT DEVELOPMENT

         The decrease in engineering and product development costs is primarily due to reduced expenses for the development of the new TiemPo(TM) product line for which most of the costs were incurred in 2006. Development costs incurred for this new product were $0.1 million in the second quarter of 2007 compared to $0.3 million in the second quarter of 2006.

          INTEREST EXPENSE

         Interest expense was $0.2 million for the three months ended June 30, 2007 compared to $0.1 million for the three months ended June 30, 2006 due to increased loan balances for our U.S., U.K. and French operations and increased interest rates.

          OTHER INCOME (EXPENSE)

         Other income (expense) consists primarily of short-term exchange rate gains and losses associated with foreign currency fluctuations on the current portion of certain assets and liabilities. We generated other income of $0.1 million for the three months ended June 30, 2007 compared to other expense of approximately $44,000 for the same period of 2006. The favorable variance during the second quarter 2007 as compared to the same period in 2006 is related primarily to the volatility of the British pound sterling and euro compared to the U.S. dollar.

          INCOME TAX EXPENSE

         Income tax expense amounted to $0.2 million for the three months ended June 30, 2007 compared to $0.1 million for the same period of 2006. Income tax expense is the result of foreign income tax as the foreign subsidiaries maintain profitability.

          NET LOSS

         We generated a net loss of $0.6 million and $1.0 million for the three months ended June 30, 2007 and 2006, respectively. Our second quarter 2007 net loss position improved significantly over the net loss for the prior year second quarter. Factors that contributed to the current quarter net loss were the delays in stocking orders from the U.S. government for our digital switches, the disruption in sales at RO as a result of the consolidation of our RO and CXR Larus facilities, the conversion of the manufacturing of RO products to contract manufacturing and the additional costs incurred to move the RO operations and exit the existing premises.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2007 AND THE SIX MONTHS ENDED JUNE 30, 2006

NET SALES

                                     Six Months Ended           Variance
                                          June 30,       Favorable (Unfavorable)
                                     -----------------    ----------------------
      (in thousands)                  2007      2006       Dollar     Percent
                                     -------   -------    -------  -------------

Electronic devices                   $16,967   $15,773    $ 1,194       7.6%
      AS % OF NET SALES                70.7%     73.2%
Communications equipment               7,022     5,778      1,244      21.5%
      AS % OF NET SALES                29.3%     26.8%
                                     -------   -------    -------
Total net sales                      $23,989   $21,551    $ 2,438      11.3%
                                     =======   =======    =======


          ELECTRONIC DEVICES SEGMENT

         The increase in sales of electronic devices in the first half of 2007 as compared to the same period of 2006 is primarily due to an increase in sales of $2.1 million at our foreign subsidiaries. This was primarily the result of military power supply sales in our U.K. subsidiary as a result of shipments for some key contracts delivered in the first half of 2007. This increase was partially offset by $0.9 million of sales declines in our domestic operations primarily due to delays in government stocking orders for our digital switches. Additionally, the consolidation of our RO and CXR Larus operations into a single facility at the beginning of the second quarter of 2007 combined with the manufacturing of RO product being converted to a contract manufacturer further impacted sales with a disruption in sales. Approximately $0.4 million in scheduled second quarter sales were diverted to the third quarter as a result of this disruption. We expect continued improvements of military power supply sales in the U.K. in the second half of 2007 related to the Eurofighter and in-flight entertainment and communications products as well as increased sales of rotary switches, which we anticipate will be offset somewhat by a reduction in sales of our digital switches.

          COMMUNICATIONS EQUIPMENT SEGMENT

         The increase in sales of communications equipment in the six months ended June 30, 2007 as compared to the same period of 2006 is primarily due to a $1.4 million increase in sales at our French subsidiary of network access equipment as a result of a long-term effort to focus on our core military and telecommunications markets. This improved focus helped us streamline sales efforts for foreign communications equipments. The increase was partially offset by slight declines in our domestic operations as a result of decreases in central office and other timing product sales due to increased competition. We expect to experience strong sales from our French subsidiary for the remainder of the year as evidenced by increased backlog of $1.5 million at June 30, 2007 as compared to $0.9 million at June 30, 2006. We also expect improved sales in both our domestic and foreign operations as we are now shipping orders for our new TiemPo(TM) Edge Network product in both the U.S. and Europe.

GROSS PROFIT

                                     Six Months Ended           Variance
                                          June 30,       Favorable (Unfavorable)
                                     -----------------    ----------------------
      (in thousands)                  2007      2006       Dollar     Percent
                                     -------   -------    -------  -------------

Electronic devices                   $ 5,422   $ 5,779    $  (357)     (6.2)%
      GROSS MARGIN                     32.0%     36.6%
Communications equipment               2,502     2,397        105       4.4%
      GROSS MARGIN                     35.6%     41.5%
                                     -------   -------    -------
Total gross profit                   $ 7,924   $ 8,176    $  (252)     (3.1)%
                                     =======   =======    =======
      TOTAL GROSS MARGIN               33.0%     37.9%


          ELECTRONIC DEVICES SEGMENT

         The decline in gross margin for our electronic devices segment from 36.6% in the second quarter of 2006 to 32.0% in the second quarter of 2007 is primarily the result of changes in product mix. Margins on military power supply products have continued to increase in our U.K. subsidiary, whereas our domestic subsidiaries have experienced what we believe is a temporary delay in sales of higher margin digital switches. Additionally, as a result of the disruption in sales at RO due to the conversion of the manufacturing of product to a contract manufacturer, we did not generate sufficient volumes of products to obtain the optimal pricing from the contract manufacturer resulting in lower margins for those products. We anticipate that margins will improve at RO as our manufacturing volumes increase. However, we expect overall segment margins to remain at second quarter levels as we expand our business with the higher growth, lower margin rotary switch products and expansion into the higher growth, lower margin commercial in-flight entertainment market.

          COMMUNICATIONS EQUIPMENT SEGMENT

         The decline in gross margin for our communications equipment segment from 41.5% in the second quarter of 2006 to 35.6% in the second quarter of 2007 is primarily the result of a decrease in margins at our domestic subsidiaries due to continued competitive pricing pressures related to our central office and other timing products, offset in part by increased sales for higher margin military network access products at our French subsidiary. We expect the launch of our TiemPo(TM) Edge Network product line in the U.S. and Europe to help stabilize the declining gross margins during the remainder of 2007.

OPERATING EXPENSES

                                     Six Months Ended           Variance
                                          June 30,       Favorable (Unfavorable)
                                     -----------------    ----------------------
      (in thousands)                  2007      2006       Dollar     Percent
                                     -------   -------    -------  -------------

Selling, general and administrative  $ 7,585   $ 7,465    $  (120)     (1.6)%
      AS % OF NET SALES                31.6%     34.6%
Engineering and product development    1,375     1,614        239      14.8%
      AS % OF NET SALES                 5.7%      7.5%
                                     -------   -------    -------
Total operating expenses             $ 8,960   $ 9,079    $   119       1.3%
                                     -------   -------    -------


          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         The increase in selling, general and administrative expenses is due to an increase of $0.3 million in general and administrative expenses as a result of U.S.-based audit fees related to cost overruns and quarterly reviews for 2006 being performed in the first quarter of 2007 instead of during 2006 and legal fees all of which were related to the re-audit and restatement of our 2003, 2004 and 2005 earnings. General and administrative expenses also included approximately $0.2 million of non-recurring costs related to the consolidation of RO into our CXR Larus facility and the costs of exiting the old premises. These increases were substantially offset with a reduction of $0.4 million in compensation related expenses.

          ENGINEERING AND PRODUCT DEVELOPMENT

         The decrease in engineering and product development costs is primarily due to reduced expenses for the development of the new TiemPo(TM) Edge Network product line for which most of the costs were incurred in 2006. Development costs incurred for this new product were $0.2 million for the six months ended June 30, 2007 compared to $0.3 million for the same period of 2006.

          INTEREST EXPENSE

         Interest expense was $0.3 million for the six months ended June 30, 2007 compared to $0.2 million for the six months ended June 30, 2006 due to increased loan balances for our U.S., U.K. and French operations and increased interest rates.

          OTHER INCOME (EXPENSE)

         Other income (expense) consists primarily of short-term exchange rate gains and losses associated with foreign currency fluctuations on the current portion of certain assets and liabilities. We generated other income of $0.2 million for the six months ended June 30, 2007 compared to other expense of approximately $36,000 for the same period of 2006. The favorable variance during the first half of 2007 as compared to the same period in 2006 is related primarily to the volatility of the British pound sterling and euro compared to the U.S. dollar.

          INCOME TAX EXPENSE

         Income tax expense amounted to $0.3 million for the six months ended June 30, 2007 compared to $0.2 million for the same period of 2006. Income tax expense is the result of foreign income tax as the foreign subsidiaries maintain profitability.

          NET LOSS

         We generated a net loss of $1.4 million and $1.3 million for the six months ended June 30, 2007 and 2006, respectively. Our 2007 net loss position has remained relatively consistent with the net loss incurred for the prior year. Factors that contributed to the 2007 net loss were the audit and legal costs incurred related to the re-audit and restatement of our 2003, 2004 and 2005 earnings, the costs incurred to move the RO operations and exit the existing premises, the delays in stocking orders from the U.S. government for our digital switches and the disruption in sales at RO as a result of the consolidation of our RO and CXR Larus facilities and the conversion of the manufacturing of products to contract manufacturing.

LIQUIDITY AND CAPITAL RESOURCES

         In making an assessment of our liquidity, we believe that the items in our financial statements that are most relevant are our working capital, cash generated from our operating activities and cash available from our financing activities. We fund our daily cash flow requirements through funds provided by operations and through borrowings from short-term revolving credit facilities, both foreign and domestic. Working capital at June 30, 2007 was $7.7 million compared to $9.6 million at December 31, 2006. The decrease in working capital is primarily the result of decreases in our cash and accounts receivable balances and increases in our inventory, accounts payable and accrued expenses balances.

         Net cash provided by operating activities for the six months ended June 30, 2007 amounted to $0.2 million compared to $0.7 million used in operating activities for the six months ended June 30, 2006. Significant sources of cash from operations for the first half of 2007 were a decrease in accounts receivable related to collections from customers and an increase in accounts payable as a result of slower timing of payment to domestic vendors related to a temporary cash deficit at our U.S. operations. The most significant use of cash from operations was related to increases in inventory primarily in anticipation of government stocking orders for switches and the build up of "in-flight entertainment" product for shipment in the second half of 2007.

         Other significant uses of cash during the six months ended June 30, 2007 include $0.4 million for investment in property, plant and equipment and $0.8 million used to repay lines of credit and other long-term debt.

         Our backlog increased to $27.4 million as of June 30, 2007 from $24.9 million as of June 30, 2006. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. Our backlog as of June 30, 2007 was approximately 93% related to our electronic devices business, which business tends to provide us with long lead-times for our manufacturing processes due to the custom nature of the products, and approximately 7% related to our communications equipment business, which business tends to deliver standard or modified standard products from stock as orders are received. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

CONTRACTUAL OBLIGATIONS

         We included in our annual report on Form 10-K for the year ended December 31, 2006 a contractual obligations table that outlines payments due from us or our subsidiaries under our lines of credit, term loans and other significant contractual obligations through 2011, exclusive of interest. During the six months ended June 30, 2007, no material changes in this information occurred outside the ordinary course of business.

         As of June 30, 2007, outstanding borrowings and availability under our revolving lines of credit were as follows (in thousands):

                                                    Outstanding      Remaining
                                                     Borrowings     Availability
                                                    ------------    ------------

Line of credit with a U.S. commercial lender        $      1,033    $        841
Lines of credit with foreign banks                         2,984           1,303
                                                    ------------    ------------
                                                    $      4,017    $      2,144
                                                    ============    ============


         Remaining availability is presented as of June 30, 2007 and is effected by timing of advances, payments, collections and shipments. In addition to the revolving lines of credit, at June 30, 2007 we had long-term loans and capitalized lease and equipment loan obligations of $2.3 million, the current portion of which loans and obligations was $1.0 million.

CREDIT FACILITIES

         On December 1, 2006, EMRISE Corporation, EMRISE Electronics, CXR Larus, RO and Wells Fargo Bank, acting through its Wells Fargo Business Credit operating division ("WFBC"), entered into to a Credit and Security Agreement ("WFBC credit facility"). The WFBC credit facility provides for a $5.0 million revolving line of credit that expires on December 1, 2009 and is secured by accounts receivable, other rights to payment and general intangibles, inventories and equipment. The line of credit is formula-based and generally provides that the outstanding borrowings under the line of credit may not exceed an aggregate of 85% of eligible accounts receivable plus 10% of the value of eligible finished goods inventory. Interest is payable monthly. The interest rate is variable and is adjusted monthly based on the prime rate plus 1%. The prime rate at June 30, 2007 was 8.25%.

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

         We are subject to certain financial covenants associated with the WFBC credit facility on a consolidated basis. In August 2007, we amended the WFBC credit facility to reset these covenants as follows. The minimum debt service coverage ratio must be greater than 1.20:1:00 on a trailing quarterly basis. "Debt service coverage ratio" is defined as net income after taxes, plus depreciation, plus amortization, plus or minus changes in deferred taxes, minus capital expenditures and minus dividends or distributions, divided by the current maturities of long-term debt paid or scheduled to be paid plus any payments on subordinated debt. The WFBC credit facility also requires that we maintain a minimum book net worth, determined at the end of each calendar month, in an amount not less than the sum of (i) $23 million and (ii) 90% of consolidated net income for each calendar quarter ending on or after September 30, 2007, but only to the extent such net income for each such quarter is positive. We were not permitted to incur a net loss of greater than $1.5 million for the six months ended June 30, 2007. For the year-to-date period ending September 30, 2007 we are not permitted to incur a net loss of greater than $1.2 million and for the year-to-date period ending December 31, 2007 our net income must not be less than $100,000. As a result of the amendment, at June 30, 2007 we were in compliance with the WFBC credit facility's financial covenants.

         On July 8, 2005, XPS and Pascall obtained a credit facility with Lloyds TSB Commercial Finance Limited ("Lloyds") that provides a revolving loan secured by receivables, with a maximum availability of 2.1 million British pounds sterling (approximately $4.2 million based on the exchange rate in effect on June 30, 2007). The annual interest rate on the revolving loan is 1.5% above the Lloyds TSB base rate. The Lloyds TSB base rate was 5.5% at June 30, 2007. The financial covenants include a 50% cap on combined export gross sales of XPS and Pascall and days sales outstanding of less than 65 days, and the funding balance is capped at 125% of XPS and Pascall combined gross sales. This facility can be terminated by either party with 90 days' notice. We are not aware of any termination notice or expected termination notice by either party.

         In April 2003, CXR-AJ obtained a credit facility from IFN Finance, a subsidiary of ABN AMRO N.V. This credit facility is for a maximum of $1.6 million based on the exchange rate in effect at June 30, 2007 for the conversion of euros into U.S. dollars. CXR-AJ also had approximately $28,000 of term loans with another French bank outstanding as of June 30, 2007. The IFN Finance facility is secured by accounts receivable and carries an annual interest rate of 1.6% above the French "T4M" rate. At June 30, 2007, the French T4M rate was 4.4%, and this facility in addition to small loans with other banks had a balance of $0.8 million. This facility has no financial performance covenants. Availability on the IFN Finance credit line was $0.6 million as of June 30, 2007, in addition to approximately $37,000 availability with several other banks.

         We intend to grow our business through both internal growth and further acquisitions or mergers. Any additional acquisitions would likely be funded primarily through the use of cash and/or a combination of cash, seller provided notes, and additional third-party debt. Although these acquisitions may also include an equity component; our intent is to minimize the use of equity in any such transactions. In any case, our focus would be on acquisitions or mergers that we identify as being potentially both synergistic and accretive of our earnings.

         Due to the significant accounting, legal fees and other costs incurred in 2006 and 2007 associated with our 2005/2006 re-audit and restatement and the losses incurred in the first and second quarters of 2007 in our domestic operations, we experienced a cash flow deficit at our U.S. operations beginning in the second quarter of 2007. As of June 2007, the combined U.S. operations were cash flow neutral. Further, we anticipate that the combined U.S. operations will be cash flow positive throughout the remainder of 2007. However, our domestic operations are past due with some of our key vendors in the U.S. We have negotiated extended payment terms with certain key vendors. In nearly all cases, we have continued to receive products in a timely manner from all key vendors and no significant disruptions in sales have occurred as a result of the domestic U.S. cash flow situation. We expect to return to normal payment terms with most domestic U.S. vendors during the fourth quarter of 2007.

         Throughout 2006 and continuing in 2007, we have utilized the positive cash flow from our foreign subsidiaries and leveraged existing lending relationships with Lloyds and other foreign-based banks to help fund the cash flow deficit in the U.S. However, if our vendors do not continue to support us in this regard, if our foreign operations are unable to continue to provide cash to our U.S. operations, and/or if we were unable to continue to utilize the foreign banks to fund U.S. operations for any reason, then our U.S. operations sales and profitability could be adversely affected.

         Overall, we believe that current and future available capital resources, revenues generated from operations, and other existing sources of liquidity, including the credit facilities we have with WFBC and Lloyds will be adequate to meet our anticipated short term working capital and capital expenditure requirements for at least the next twelve months. However, we believe that our ability to fund internal growth opportunities and our potential to fund possible future acquisitions is somewhat limited by our current financing structure.

         We are investigating alternative financing options, primarily with the intent of funding possible future acquisitions as well as possibly consolidating our current lending obligations. There is no assurance that we will be successful in obtaining such a facility. If we do obtain such a facility, it is possible that such a facility would be more costly than our current credit facilities, (both in the form of upfront closing fees and ongoing interest and other fees), which could adversely affect our profitability. Our failure to secure a new credit facility could restrict our growth, limit our development of new products, limit our ability to secure acquisitions or hinder our ability to compete.

EFFECTS OF INFLATION

         The impact of inflation and changing prices has not been significant on the financial condition or results of operations of either our company or our operating subsidiaries.

IMPACTS OF NEW ACCOUNTING PRONOUNCEMENTS

         On January 1, 2007, we adopted Financial Accounting Standards Board ("FASB") Financial Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." FIN 48 clarifies the accounting for the uncertainty in recognizing income taxes in an organization in accordance with FASB Statement No. 109 by providing detailed guidance for financial statement recognition, measurement and disclosure involving uncertain tax positions. FIN 48 requires an uncertain tax position to meet a more-likely-than-not recognition threshold at the effective date to be recognized both upon the adoption of FIN 48 and in subsequent periods. The implementation of FIN 48 did not result in a material effect on our financial statements. See Note 6 - Income Taxes in the Notes to Consolidated Financial Statements in this Form 10-Q.

         In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, WHICH AMENDS SFAS NO. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for the Impairment or Disposal of Long-Lived Assets." Specifically, SFAS No. 155 amends SFAS No. 133 to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided the whole instrument is accounted for on a fair value basis. Additionally, SFAS No. 155 amends SFAS No. 140 to allow a qualifying special purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Our adoption of SFAS No. 155 on January 1, 2007 has not had a material effect on our results of operations or financial position.

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This new statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy, with the highest priority being quoted prices in active markets. The required effective date of SFAS No. 157 is the first quarter of 2008. We currently are evaluating the effect this statement may have on our consolidated financial statements.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense up front cost and fees associated with the item for which the fair value option is elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We currently are evaluating the effect that adoption of SFAS No. 159 would have on our financial condition or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Foreign Currency Exchange Risk
         ------------------------------

         We have international subsidiaries that prepare their balance sheets in the relevant foreign currency. In order to be included in our consolidated financial statements, these balance sheets are converted, at the then current exchange rate, into U.S. dollars, and the statements of operations are converted using weighted average exchange rates for the applicable period. Foreign currency fluctuations also affect our foreign currency cash flows related to third party purchases, intercompany loans, and product shipments. We are also exposed to the translation of foreign currency earnings to the U.S. dollar. Our principal exposures are to British pound sterling, Euro, and Japanese yen.

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

         In particular, one of our U.K. subsidiaries that conducts business in British pounds sterling, and has the most foreign currency exchange risk, has a program whereby they utilize forward currency contracts denominated in U.S. dollars to offset the risk associated with the effects of currency exposure for sales in U.S. dollars. Under this program, increases or decreases in the subsidiary's foreign currency exposure are offset by gains or losses on the forward contracts, to mitigate the possibility of foreign currency translation gains or losses. These forward contracts generally have terms of 180 days or less. We do not use these forward contracts for trading or speculative purposes. All outstanding foreign currency forward contracts used in this program are marked to market at the end of each reporting period with unrealized gains and losses included in other income and expense.

         Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. Net foreign exchange translation gains and losses included in other income and expense in the accompanying condensed consolidated statements of operations were gains of approximately $76,000 and losses of approximately $13,000 for the six months ended June 30, 2007 and 2006, respectively.

         Interest Rate Sensitivity
         -------------------------

         A substantial portion of our notes payable and long-term debt have variable interest rates based on the prime interest rate and/or the lender's base rate, which exposes us to risk of earnings loss due to changes in such interest rates. Our amended annual report on Form 10-K for the year ended December 31, 2006 contains information about our debt obligations that are sensitive to changes in interest rates under "Item 7A. Quantitative and Qualitative Disclosures About Market Risk." There were no material changes in those market risks during the six months ended June 30, 2007.

ITEM 4T. CONTROLS AND PROCEDURES.

         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         We conducted an evaluation under the supervision and with the participation of our Chief Executive Officer, who is our principal executive officer, and Vice President of Finance and Administration, who is our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports filed or submitted by it under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Vice President of Finance and Administration have concluded as of June 30, 2007 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

         Management concluded as of December 31, 2006 in our Annual Report on Form 10-K ("Annual Report"), for the year then ended, that our internal control over financial reporting was not effective. You should refer to management's discussion under "Item 9A - Controls and Procedures" in our Annual Report for a complete description of the criteria applied by management and the factors based upon which management concluded that our internal control over financial reporting was not then effective.

         In our Annual Report, management identified the following two material weaknesses in our internal control over financial reporting:

         1. We did not have a sufficient complement of personnel with appropriate training and experience in accounting principles generally accepted in the United States of American ("GAAP") and with Securities and Exchange Commission disclosure requirements.

         2. We lacked procedures to ensure that our principal accounting and financial officer can closely monitor information submitted to our corporate headquarters by our subsidiaries and oversee accounting for reserves and other areas that involve significant judgment at all of our locations. We also lacked procedures to ensure that personnel familiar with GAAP and with Securities and Exchange Commission disclosure requirements can thoroughly evaluate activities and transactions at all of our locations in order to make all required disclosures in a timely manner.

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

         Changes in Internal Control Over Financial Reporting

         During the quarter ended June 30, 2007, we implemented a variety of changes to our internal control over financial reporting intended to remediate these material weaknesses. Based on management's evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our Chief Executive Officer and Vice President of Finance and Administration concluded that, as of June 30, 2007, the first material weakness identified above had been fully remediated while the second material weakness identified above remained.

         Following is a summary description of the changes in our internal control over financial reporting implemented during the quarter ended June 30, 2007.

         With respect to the first material weakness identified above, effective May 16, 2007, D. John Donovan was appointed as our Vice President of Finance and Administration. Mr. Donovan assumed the role of principal financial and accounting officer on that date. Also in May 2007, we established the position of and appointed a new Corporate Controller for our U.S. operations. Mr. Donovan and the new Corporate Controller each have expertise in public company financial reporting compliance. As a result, we believe we now have a sufficient complement of personnel with appropriate training and experience in GAAP and Securities and Exchange Commission disclosure requirements.

         With respect to the second material weakness identified above, through the efforts of our Vice President of Finance and Administration and Corporate Controller we began the process of developing policies and procedures, including an adequate supervisory structure, necessary to ensure that our principal accounting and financial officer can closely monitor financial information throughout our company and oversee all accounting that involves significant judgment on the part of personnel located at our operating subsidiaries, within the U.S., Europe and Asia. In addition, our Vice President of Finance and Administration and Corporate Controller began the process of establishing policies and procedures necessary to ensure that personnel familiar with GAAP and with Securities and Exchange Commission disclosure requirements are capable of evaluating activities and transactions at all of our operating subsidiaries in order to make all required disclosures in a timely manner. Our Vice President of Finance a nd Administration and Corporate Controller are working closely with our Director of Financial Controls for Europe, whom we hired in late 2005 to oversee our three European Controllers and who reports to our Vice President of Finance and Administration, on these matters. Management is unsure, at the time of the filing of this report, when the actions described above will remediate the second material weakness identified above. Management may need to hire outside consultants to assist us in satisfying our financial reporting obligations.

         The changes noted above are the only changes during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         Various legal actions and claims are pending against us in the ordinary course of business. In the opinion of management, the ultimate resolution of such pending legal actions and claims will not have a material adverse effect on our consolidated financial position or our results of operations.

ITEM 1A. RISK FACTORS.

         Item 1A of Part I of our Form 10-K for the year ended December 31, 2006 summarizes various material risks that investors should carefully consider before deciding to buy or maintain an investment in our common stock. Any of those risks, if they actually occur, would likely harm our business, financial condition and results of operations and could cause the trading price of our common stock to decline. There are no material changes to the risk factors set forth in the above-referenced report.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      RECENT SALES OF UNREGISTERED SECURITIES

         During the quarter ended June 30, 2007, we issued to a financial advisor a five-year warrant to purchase up to 31,250 shares of our common stock on a cash or cashless basis at an exercise price equal to $1.15 per share.

         Exemption from the registration provisions of the Securities Act of 1933 for the transaction described above is claimed under Section 4(2) of the Securities Act of 1933, among others, on the basis that the transaction did not involve any public offering and the purchaser was sophisticated or accredited with access to the kind of information registration would provide.

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

         None

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS.

NUMBER                DESCRIPTION
------                -----------

  31.1 Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  31.2 Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  32.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  EMRISE CORPORATION

Dated: August 14, 2007            By: /S/ CARMINE T. OLIVA
                                      -----------------------------------------
                                      Carmine T. Oliva,
                                      Chief Executive Officer, (duly authorized
                                      officer)



Dated: August 14, 2007            By: /S/ D. JOHN DONOVAN
                                      -----------------------------------------
                                      D. John Donovan, Vice President of Finance
                                      and Administration (principal financial
                                      officer)

                    INDEX TO EXHIBITS ATTACHED TO THIS REPORT

NUMBER                  DESCRIPTION
------                  -----------


  31.1 Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  31.2 Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  32.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002