Form 10-Q
period 2007-09-30
Emrise CORP
filed 2007-11-13
CIK 854852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission File Number 1-10346

EMRISE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	77-0226211
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9485 Haven Avenue, Suite 100

Rancho Cucamonga, California 91730

(Address of principal executive offices) (Zip code)

(909) 987-9220

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

                   Large Accelerated Filer ☐               Accelerated Filer ☐             Non-Accelerated Filed ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The number of shares outstanding of the Registrant’s common stock, $0.0033 par value, as of November 9, 2007 was 38,254,250.

EMRISE CORPORATION

TABLE OF CONTENTS

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

PART I — FINANCIAL INFORMATION

ITEM 1.                             FINANCIAL STATEMENTS

EMRISE CORPORATION

Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,018	$3,802
Accounts receivable, net of allowances for doubtful accounts of $291 at September 30, 2007 and $391 at December 31, 2006	9,158	9,220
Inventories	11,507	10,575
Deferred income taxes	723	726
Prepaid and other current assets	1,118	1,082
Total current assets	24,524	25,405

Property, plant and equipment, net	2,298	2,245
Goodwill	13,115	12,995
Intangible assets other than goodwill, net	3,313	3,546
Other assets	798	594
Total assets	$44,048	$44,785

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,435	$4,640
Accrued expenses	4,978	5,309
Borrowings under lines of credit	5,148	4,310
Current portion of long-term debt	471	516
Notes payable to stockholders, current portion	500	500
Income taxes payable	442	519
Total current liabilities	16,974	15,794

Long-term debt	219	533
Notes payable to stockholders, less current portion	938	1,250
Deferred income taxes	1,053	1,053
Other liabilities	1,127	982
Total liabilities	20,311	19,612

Commitments and contingencies (See Note 7)

Stockholders’ equity:
Preferred stock,$0.01 par value. Authorized 10,000,000 shares, zero shares issued and outstanding	—	—
Common stock,$0.0033 par value. Authorized 150,000,000 shares; 38,254,000 and 38,082,000 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	126	125
Additional paid-in capital	43,211	43,083
Accumulated deficit	(20,634)	(18,733)
Accumulated other comprehensive income	1,034	698
Total stockholders’ equity	23,737	25,173
Total liabilities and stockholders’ equity	$44,048	$44,785

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net sales	$12,809	$12,177	$36,798	$33,728
Cost of sales	8,798	7,499	24,863	20,874
Gross profit	4,011	4,678	11,935	12,854

Operating expenses:
Selling, general and administrative	3,796	4,180	11,381	11,645
Engineering and product development	692	796	2,067	2,410
Total operating expenses	4,488	4,976	13,448	14,055
Loss from operations	(477)	(298)	(1,513)	(1,201)

Other income (expense):
Interest income	40	13	95	59
Interest expense	(190)	(124)	(510)	(341)
Other, net	314	(158)	479	(194)
Total other income (expense), net	164	(269)	64	(476)

Loss before income taxes	(313)	(567)	(1,449)	(1,677)
Income tax provision (benefit)	173	149	452	371
Net loss	$(486)	$(716)	$(1,901)	$(2,048)

Loss per share:
Basic	$(0.01)	$(0.02)	$(0.05)	$(0.05)
Diluted	$(0.01)	$(0.02)	$(0.05)	$(0.05)

Weighted average shares outstanding
Basic	38,193	38,082	38,163	37,947
Diluted	38,193	38,082	38,163	37,947

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance at December 31, 2006	38,082	$125	$43,083	$(18,733)	$698	$25,173
Stock option exercises	172	1	68	—	—	69
Stock-based compensation	—	—	60	—	—	60
Net loss and comprehensive income	—	—	—	(1,901)	336	(1,565)
Balance at September 30, 2007	38,254	$126	$43,211	$(20,634)	$1,034	$23,737

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,901)	$(2,048)
Reconciliation to net cash provided by (used in) operating activities:
Depreciation and amortization	818	878
Provision for inventory obsolescence	664	1,163
Deferred taxes	3	(87)
Stock-based compensation expense	60	110
Provision for doubtful accounts	(100)	—
Changes in assets and liabilities:
Accounts receivable	162	820
Inventories	(1,596)	(2,313)
Prepaid and other assets	(240)	(144)
Accounts payable and accrued expenses	532	686
Total adjustments	303	1,113
Net cash used in operating activities	(1,598)	(935)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(613)	(413)
Disposal of property, plant and equipment	—	52
Net cash used in investing activities	(613)	(361)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (repayments) of lines of credit	838	(658)
Repayments of long-term debt	(421)	(256)
Payments of notes to stockholders	(250)	(375)
Proceeds from exercise of stock options and warrants	69	385
Net cash provided by (used in) financing activities	236	(904)

Effect of exchange rate changes on cash	191	575
Net decrease in cash and cash equivalents	(1,784)	(1,625)
Cash and cash equivalents at beginning of period	3,802	4,371
Cash and cash equivalents at end of period	$2,018	$2,746

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

EMRISE Corporation (the “Company”) operates through two operating segments: electronic devices and communications equipment. The Company’s subsidiaries within its electronic devices segment design, develop, manufacture and market electronic devices for defense, aerospace and industrial markets.  The Company’s subsidiaries within its communications equipment segment design, develop, manufacture and market network access equipment and network timing and synchronization products.  The Company conducts its operations out of various facilities in the United States (“U.S.”), France, the United Kingdom (“U.K.”) and Japan.  The following reflects the Company’s direct subsidiaries, as indicated, and indirect subsidiaries and the locations of operation:

Electronic Devices Segment

EMRISE Electronics Corporation (“EEC”), a subsidiary of the Company — U.S.

EMRISE Electronics Limited (“EEL”) — U.K.

Pascall Electronics Limited (“Pascall”) — U.K.

XCEL Power Systems, Ltd. (“XPS”) — U.K.

RO Associates Incorporated (“RO”) — U.S.

EMRISE Japan Ltd. (“EJL”) — Japan

Communications Equipment Segment

        CXR Larus Corporation (“CXR Larus”), a subsidiary of the Company — U.S.

        CXR Anderson Jacobson (“CXR-AJ”), a subsidiary of the Company — France

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“Commission”) and therefore do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the U.S. (“GAAP”).  The year end balance sheet was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.  The unaudited condensed consolidated financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of September 30, 2007 and the results of operations and cash flows for the related interim periods ended September 30, 2007 and 2006. However, these results are not necessarily indicative of results for any other interim period or for the year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its amended annual report on Form 10-K for the year ended December 31, 2006 as filed with the Commission.

Comprehensive Loss

Comprehensive loss includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s stockholders.  Other comprehensive income refers to revenues, expenses, gains and losses that, under GAAP, are included in comprehensive income, but excluded from net loss as these amounts are recorded directly as an adjustment to stockholders’ equity.  The Company’s other comprehensive income consists of foreign currency translation adjustments.  The following table reflects the components of comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net loss	$(486)	$(716)	$(1,901)	$(2,048)
Other comprehensive income:
Foreign currency translation adjustment	162	310	336	992
Comprehensive loss	$(324)	$(406)	$(1,565)	$(1,056)

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average common shares outstanding during a period.  Diluted loss per share is based on the treasury stock method and includes the dilutive effect of stock options and warrants outstanding during the period.  Common share equivalents have been excluded where their inclusion would be anti-dilutive.  As a result of the loss incurred by the Company for all periods presented, the potentially dilutive common shares have been excluded because their inclusion would have been anti-dilutive.  The following table illustrates the computation of basic and diluted loss per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

NUMERATOR:
Net loss	$(486)	$(716)	$(1,901)	$(2,048)

DENOMINATOR:
Basic weighted average common shares outstanding	38,193	38,082	38,163	37,947
Effect of dilutive securities:
Dilutive stock options and warrants	—	—	—	—
Diluted weighted average common shares outstanding	38,193	38,082	38,163	37,947

Basic loss per share	$(0.01)	$(0.02)	$(0.05)	$(0.05)

Diluted loss per share	$(0.01)	$(0.02)	$(0.05)	$(0.05)

The following table shows the common stock equivalents that were outstanding as of September 30, 2007 and 2006, but were not included in the computation of diluted earnings per share as a result of the loss incurred by the Company or because the options’ or warrants’ exercise price was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive:

		Range of
	Number of	Exercise Price
	Shares	Per Share

Anti-dilutive common stock options:
As of September 30, 2007	1,808,000	$0.20 — $2.00
As of September 30, 2006	1,200,000	$1.00 — $2.00

Anti-dilutive common stock warrants:
As of September 30, 2007	4,042,000	$0.85 — $2.00
As of September 30, 2006	4,161,000	$1.30 — $2.00

Recent Accounting Pronouncements

On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Financial Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for the uncertainty in recognizing income taxes in an organization in accordance with FASB Statement No. 109 by providing detailed guidance for financial statement recognition, measurement and disclosure involving uncertain tax positions.  FIN 48 requires an uncertain tax position to meet a more-likely-than-not recognition threshold at the effective date to be recognized both upon the adoption of FIN 48 and in subsequent periods.  The implementation of FIN 48 did not have a material effect on the Company’s financial statements.  See Note 6 — Income Taxes.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense up front cost and fees associated with the item for which the fair value option is elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the effect that adoption of SFAS No. 159 would have on its financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This new statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy, with the highest priority being quoted prices in active markets. The required effective date of SFAS No. 157 is the first quarter of 2008. The Company is evaluating the effect this statement may have on its consolidated financial statements.

NOTE 2 — STOCK-BASED COMPENSATION

The Company has four stock option plans:

•                  Employee Stock and Stock Option Plan, effective July 1, 1994;

•                  1993 Stock Option Plan;

•                  1997 Stock Incentive Plan; and

•                  Amended and Restated 2000 Stock Option Plan.

As a result of the Company’s adoption of SFAS No. 123 (revised 2004), “Share-Based Payment,” as of January 1, 2006, total stock-based compensation expense included in wages, salaries and related costs was $15,000 and $36,000 for the three months ended September 30, 2007 and 2006, respectively, and $60,000 and $110,000 for the nine months ended September 30, 2007 and 2006, respectively. These compensation expenses were charged to selling, general and administrative expenses. As of September 30, 2007, the Company had $43,000 of total unrecognized compensation expense related to stock option grants, which will be recognized over the remaining weighted average period of two years.

NOTE 3 — INVENTORIES

                Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006

Raw materials	$9,790	$8,771
Work-in-process	4,485	3,588
Finished goods	3,553	3,873
Reserves	(6,321)	(5,657)
Total inventories	$11,507	$10,575

NOTE 4 — OPERATING SEGMENTS

The Company has two reportable operating segments: electronic devices and communications equipment. The electronic devices segment manufactures and markets digital and rotary switches, electronic power supplies, radio frequency (“RF”) and microwave devices and subsystem assemblies. The electronic devices segment consists of EEC and its subsidiaries, which offer the same or similar products to similar customers.  The communications equipment segment designs, manufactures and distributes network access products and timing and synchronization products.  The communications equipment segment consists of operating entities CXR Larus and CXR-AJ, which offer the same or similar products to similar customers.  Both segments operate in the U.S., European and Asian markets, but have distinctly different customers, design and manufacturing processes and marketing strategies.  Each segment has discrete financial information and a separate management structure.

The Company evaluates performance based upon profit or loss from operations before income taxes exclusive of nonrecurring gains and losses. The Company accounts for intersegment sales at pre-determined prices negotiated between the individual segments.

There were no differences in the basis of segmentation or in the basis of measurement of segment operating income or loss from the amounts disclosed in the Company’s audited consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2006.  Included in the Company’s reconciliation of segment financial data to the consolidated amounts is unallocated corporate expenses.  Selected financial data for each of the Company’s operating segments reconciled to the consolidated totals is shown below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales
Electronic devices	$8,872	$8,552	$25,839	$24,325
Communications equipment	3,937	3,625	10,959	9,403
Total	$12,809	$12,177	$36,798	$33,728

Operating income (loss)
Electronic devices	$287	$1,068	$1,363	$2,911
Communications equipment	189	30	(9)	(703)
Corporate and other	(953)	(1,396)	(2,867)	(3,409)
Total	$(477)	$(298)	$(1,513)	$(1,201)

	September 30,	December 31,
	2007	2006
Total assets
Electronic devices	$27,033	$27,514
Communications equipment	15,886	15,912
Corporate and other	1,129	1,359
Total	$44,048	$44,785

NOTE 5 — GOODWILL

                The following table reflects changes in our goodwill balances, by segment, for the nine months ended September 30, 2007 (in thousands):

	Electronic	Communications
	Devices	Equipment	Total

Balance at December 31, 2006	$7,161	$5,834	$12,995
Foreign currency translation	120	—	120
Balance at September 30, 2007	$7,281	$5,834	$13,115

NOTE 6 — INCOME TAXES

The effective tax rate for the three and nine month periods ended September 30, 2007 was different than the 34% U.S. statutory rate primarily because of foreign taxes on foreign source income that cannot be offset by domestic tax loss carryforwards.

On January 1, 2007, the Company adopted FIN 48. The implementation of FIN 48 did not result in a material adjustment to the Company’s liability for unrecognized income tax benefits. At the time of adoption and as of the end of the second quarter of 2007, the Company had recorded no net unrecognized tax benefits. The Company does not believe that it will record unrecognized tax benefits for 2007.

The Company recognizes interest and penalties related to uncertain tax positions in interest expense and selling, general and administrative expense, respectively, in the condensed consolidated statements of operations and comprehensive income. No interest or penalties were recognized during the first half of 2007. As of September 30, 2007, the Company had nothing accrued for interest and penalties in this regard.

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

NOTE 7 — LINES OF CREDIT

Outstanding borrowings under the Company’s revolving lines of credit described below were as follows:

	September 30,	December 31,
	2007	2006

Line of credit with a U.S. commercial lender	$1,478	$1,978
Lines of credit with foreign banks	3,670	2,332
	$5,148	$4,310

EMRISE Corporation, EEC, CXR Larus, RO and Wells Fargo Bank, acting through its Wells Fargo Business Credit operating division (“WFBC”), are parties to a Credit and Security Agreement (“WFBC credit facility”).  The WFBC credit facility provides for a $5.0 million revolving line of credit that expires on December 1, 2009 and is secured by accounts receivable, other rights to payment and general intangibles, inventories and equipment.  The Company is subject to certain financial covenants associated with the WFBC credit facility, including minimum net worth, minimum net income (loss), and minimum debt service coverage ratio.  In August 2007, the Company amended the WFBC credit facility to reset these covenants.  On October 5, 2007, the Company entered into a Forbearance Agreement and Second Amendment with WFBC.  Under the terms of this second amendment, WFBC agreed to forbear its rights with regard to the July 31, 2007 covenant violations through December 31, 2007 provided that the Company meets certain temporary financial covenants (collectively, the “Financial Tests”), during the forbearance period including minimum book net worth and minimum net income.  As of September 30, 2007, the Company was in compliance with the Financial Tests as required by the Forbearance Agreement and Second Amendment.  WFBC is currently in the process of resetting the covenants for 2008.

The Company’s indirect subsidiaries, Pascall and XPS, are parties to a credit facility with Lloyds TSB Commercial Finance Limited (“Lloyds”) that provides a revolving loan secured by receivables, with a maximum availability of 2.1 million British pounds sterling (approximately $4.2 million based on the exchange rate in effect on September 30, 2007).  The Company is subject to certain financial covenants associated with the Lloyd’s credit facility.  As of September 30, 2007, the Company was in compliance with all such covenants.

CXR-AJ is party to a credit facility with IFN Finance, a subsidiary of ABN AMRO N.V.  This credit facility is for a maximum of $1.3 million based on the exchange rate in effect at September 30, 2007 for the conversion of euros into U.S. dollars.  The IFN credit facility is secured by accounts receivable.  The IFN credit facility has no financial performance covenants.

                During the quarter ended September 30, 2007, the Company entered into a note with one of its vendors, the amount of which may not exceed $300,000, relating to trade payables for raw materials recieved during 2007.  Pursuant to the terms of the note, the Company pledged 500,000 shares of restricted common stock as collateral to support the note.  As of September 30, 2007 the balance on the note was $165,000.

NOTE 8 — SUBSEQUENT EVENTS

                On November 7, 2007, the Company secured a commitment letter from GVEC Resource IV, Inc., an affiliate of Private Equity Management Group (“PEM Group”), to provide a three year global debt facility (the “Financing Transaction”).  The facility totals $23 million comprised of a $7 million formula-based revolving credit facility, a $6 million term loan, which funds entirely at the time of closing, and a $10 million line of credit to be used exclusively for purposes of acquisitions.  Proceeds from the credit facility and the term loan will be used to repay existing institutional debt and to fund working capital.  The interest rate on the revolving credit facility is variable at the prime rate as published in the “Money Rates” column of the Wall Street Journal plus 1.25% subject to a minimum of 9.5%.  The interest rate on the term loan and acquisition line is variable at the prime rate plus 4.25% subject to a minimum of 12.5%.  The term loan and, if used, the acquisition line require interest only payments in the first year and scheduled principal and interest payments in years two and three with the remaining principal balance due upon maturity of the term loan.  The Financing Transaction is expected to close on or before December 7, 2007.  In connection with the Financing Transaction,  the Company will issue to PEM Group a warrant to purchase 2,909,091 shares of the Company’s common stock at an exercise price of $1.10 per share.  The warrants will expire in seven years.  The closing of the Financing Transaction is subject to acceptable final documentation and customary closing conditions.

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The section entitled “Risk Factors” set forth below, and similar discussions in our other SEC filings, describe some of the important risk factors that may affect our business, financial condition, results of operations and/or liquidity. You should carefully consider those risks, in addition to the other information in this Report and in our other filings with the SEC, before deciding to purchase, hold or sell our common stock.

All statements included or incorporated by reference in this Report, other than statements or characterizations of historical fact, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning projected net revenue, costs and expenses and gross margin; our accounting estimates, assumptions and judgments; the impact of the January 2007 restatement of our financial statements for prior periods; estimates related to the amount and/or timing of the expensing of unearned stock-based compensation expense; our success in pending litigation; the demand for our products; the effect that seasonality and volume fluctuations in the demand for our customers’ consumer-oriented products will have on our quarterly operating results; our dependence on a few key customers for a substantial portion of our revenue; our ability to scale operations in response to changes in demand for existing products and services or the demand for new products requested by our customers; the competitive nature of and anticipated growth in our markets; our ability to migrate to smaller process geometries; manufacturing, assembly and test capacity; our ability to consummate acquisitions and integrate their operations successfully; our potential needs for additional capital and inventory and accounts receivable levels. These forward-looking statements are based on our current expectations, estimates and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section “Risk Factors” contained in Part II, Item 1A of this Report. These forward-looking statements speak only as of the date of this Report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

General

We are a Delaware corporation that was formed July 14, 1989 and operates through subsidiaries in two operating segments: electronic devices and communications equipment. Our subsidiaries within our electronic devices segment design, develop, manufacture and market electronic devices for defense, aerospace and industrial markets, including digital and rotary switches, electronic power supplies and radio frequency (“RF”) device systems and subsystem assemblies.  Our subsidiaries within our communications equipment segment design, develop, manufacture and market network access equipment, including network timing and synchronization products for communications service providers.  We are a multinational company operating out of facilities located in the United States (“U.S.”), United Kingdom (“U.K.”), France and Japan.  The following reflects our direct subsidiaries, as indicated and indirect subsidiaries and their locations of operation:

Electronic Devices Segment

        EMRISE Electronics Corporation (“EEC”), a subsidiary of EMRISE — U.S.

EMRISE Electronics Limited (“EEL”) — U.K.

Pascall Electronics Limited (“Pascall”) — U.K.

XCEL Power Systems, Ltd. (“XPS”) — U.K.

RO Associates Incorporated (“RO”) — U.S.

EMRISE Japan Ltd. (“EJL”) — Japan

Communications Equipment Segment

        CXR Larus Corporation (“CXR Larus”), a subsidiary of EMRISE — U.S.

        CXR Anderson Jacobson (“CXR-AJ”), a subsidiary of EMRISE — France

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of those financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of net sales and expenses for each period. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Revenue Recognition

We derive revenues from sales of electronic devices and communications equipment products and services.  Our sales are based upon written agreements or purchase orders that identify the type and quantity of the item and/or services being purchased and the purchase price.  We recognize revenues when shipment of products has occurred or services have been rendered, no significant obligations remain on our part, and collectability is reasonably assured based on our credit and collections practices and policies.

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

Revenue recognition for products and services provided by our U.K. subsidiaries depends upon the type of contract involved.  Engineering/design services contracts generally entail design and production of a prototype over a term of up to several years, with revenue deferred until each milestone defined in the contract is reached.  Production contracts provide for a specific quantity of products to be produced over a specific period of time.  Customers issue binding purchase orders for the products to be produced.  We recognize revenues on these orders as the products are shipped.  Returns are infrequent and permitted only with prior authorization because these products are custom made to order based on binding purchase orders and are quality tested prior to shipment.  Generally, these products carry a one-year limited parts and labor warranty.

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

Revenues from services such as repairs and modifications are recognized when the service is completed and invoiced.  For repairs that involve shipment of a repaired product, we recognize repair revenues when the product is shipped back to the customer. Service revenues contribute less than 5% of total revenue and, therefore, are considered to be immaterial to overall financial results.

Product Warranty Liabilities

Generally, our electronic devices, network access and transmission products and communication timing and synchronization products carry a one-year, limited parts and labor warranty and our communications test instruments and European network access and transmission products carry a two-year limited parts and labor warranty.  Products returned under warranty typically are tested and repaired or replaced at our option.  Historically, we have not experienced significant warranty costs or returns.

We record a liability for estimated costs that we expect to incur under our basic limited warranties when product revenue is recognized.  Factors affecting our warranty liability include the number of units sold, historical and anticipated rates of claim and costs per claim.  We periodically assess the adequacy of our warranty liability accrual based on changes in these factors.

Inventory Valuation

Our finished goods electronic devices inventories generally are built to order.  Our communications equipment inventories generally are built to forecast, which requires us to produce a larger amount of finished goods in our communications equipment business so that our customers can promptly be served.  Our products consist of numerous electronic and other parts, which necessitates that we exercise detailed inventory management.  We value our inventory at the lower of the actual cost to purchase or manufacture the inventory (first-in, first-out) or the current estimated market value of the inventory (net realizable value). We perform cycle counts of inventories using the ABC inventory methodology or conduct physical inventories at least once a year.  We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next twelve months. Additionally, to determine inventory write-down provisions, we review product line inventory levels and individual items as necessary and periodically review assumptions about forecasted demand and market conditions.  Any parts or finished goods that we determine are obsolete, either in connection with the physical count or at other times of observation, are reserved for and subsequently discarded and written-off.  As of September 30, 2007, our total inventory reserves amounted to $6.3 million of which $4.5 million, or 25.0% of total inventory, related to our electronic devices segment and $1.9 million, or 10.5% of total inventory, related to our communications equipment segment.

The electronics devices and communications equipment industries are characterized by rapid technological change, frequent new product development, and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Also, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

Foreign Currency Translation

We have foreign subsidiaries that together accounted for approximately 71.4% and 62.7% of our net revenues, 59.4% and 52.3% of our assets and 57.4% and 49.6% of our total liabilities as of and for the nine months ended September 30, 2007 and 2006, respectively.  In preparing our consolidated financial statements, we are required to translate the financial statements of our foreign subsidiaries from the currencies in which they keep their accounting records into U.S. dollars. This process results in exchange gains and losses which, under relevant accounting guidance, are included either within our statement of operations under the caption “other income (expense)” or as a separate part of our net equity under the caption “accumulated other comprehensive income (loss).”

Under relevant accounting guidance, the treatment of these translation gains or losses depends upon our management’s determination of the functional currency of each subsidiary. This determination involves consideration of relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures, would be considered the functional currency. However, management must also consider any dependency of the subsidiary upon the parent and the nature of the subsidiary’s operations.

If management deems any subsidiary’s functional currency to be its local currency, then any gain or loss associated with the translation of that subsidiary’s financial statements is included as a separate component of stockholders’ equity in accumulated other comprehensive income (loss).  However, if management deems the functional currency to be U.S. dollars, then any gain or loss associated with the translation of these financial statements would be included in other income (expense) within our statement of operations.

If we dispose of any of our subsidiaries, any cumulative translation gains or losses would be realized into our statement of operations. If we determine that there has been a change in the functional currency of a subsidiary to U.S. dollars, then any translation gains or losses arising after the date of the change would be included within our statement of operations.

Based on our assessment of the factors discussed above, we consider the functional currency of each of our international subsidiaries to be each subsidiary’s local currency. Accordingly, we had cumulative translation gains of $1.0 million and $0.7 million that were included as part of accumulated other comprehensive income within our balance sheets at September 30, 2007 and December 31, 2006, respectively. During the nine months ended September 30, 2007 and 2006, we included translation gains of $0.3 million and $1.0 million, respectively, under accumulated other comprehensive income.

If we had determined that the functional currency of our subsidiaries was U.S. dollars, these gains would have decreased our net loss for the nine months ended September 30, 2007 and 2006. The magnitude of these gains or losses depends upon movements in the exchange rates of the foreign currencies in which we transact business as compared to the value of the U.S. dollar. These currencies include the euro, the British pound sterling and, to a lesser extent, the Japanese yen. Any future translation gains or losses could be significantly higher or lower than those we recorded for these periods.

A 2.5 million British pound sterling loan payable from EEL to EMRISE was outstanding as of September 30, 2007 ($5.5 million based on the exchange rate at September 30, 2007).  Exchange rate losses and gains on the long-term portion of this loan are recorded in cumulative translation gains or losses in the equity section of the balance sheet.

Intangibles, Including Goodwill

We periodically evaluate our intangibles, including goodwill, for potential impairment. Our judgments regarding the existence of impairment are based on legal factors, market conditions and operational performance of our acquired businesses.

In assessing potential impairment of goodwill, we consider these factors as well as forecasted financial performance of the acquired businesses.  If forecasts are not met, we may have to record additional impairment charges not previously recognized. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of those respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets that were not previously recorded.  If that were the case, we would have to record an expense in order to reduce the carrying value of our goodwill.  Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, we are required to analyze our goodwill for impairment issues at least annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  At September 30, 2007, our reported goodwill totaled $13.1 million.  During the nine months ended September 30, 2007, we did not record any impairment losses related to goodwill and other intangible assets.

Overview

Overall sales increased 5.2% and 9.1% in the three months and nine months ended September 30, 2007, respectively, from the same periods in 2006.  Sales were positively affected at our foreign subsidiaries in both of our operating segments, electronics devices and communications equipment, as a result of new contracts for power supplies, new in-flight entertainment and communication products, or IFE&C, and network access products.  The sales increases for our foreign subsidiaries were partially offset by sales declines for our domestic subsidiaries.  While we continue to experience year-over-year decreases in our domestic sales, we have already seen improvements in domestic sales of our rotary switches and new TiemPoTM edge network timing product, or TiemPoTM, due, inpart, to new orders for TiemPoTM by a national communications carrier.  We expect continued growth in our foreign markets and we believe that our new TiemPo™ product and our patented Very Low Profile, or VLP, rotary switches will bring improved sales to our domestic operations as well.

Overall gross margins decreased 7.1 and 5.7 percentage points for the third quarter and year-to-date periods in 2007, respectively, from the same periods in 2006.  The declines in gross margins were primarily due to the remaining effects of transitioning the manufacturing of our RO products to a contract manufacturer, which commenced in the second quarter of 2007 and resulted in lower sales and higher initial production costs; the temporary higher costs associated with engineering and prototyping of our new IFE&C products at our U.K. subsidiaries; and changes in product mix as we are experiencing the impact of shifting from higher margin legacy products to lower-margin, long-term growth products.  We have made a conscious effort to develop and pursue product lines in areas where we expect substantial growth potential.  In some cases, these opportunities, such as existing products sold in the IFE&C market, have lower margins as compared to our traditional higher margin military market resulting in lower overall average margins.  Similarly, our rotary switch product line is a lower margin product than our traditional legacy digital switch products, but with a substantial future growth potential.  In all cases, however, we expect that the overall higher anticipated sales volumes in these high growth areas will result in improved gross profit and overall improved profitability.  In contrast, our new TiemPoTM products have both high growth potential and higher margin potential.  Therefore, we are particularly excited about the growth of this product.  We expect our margins throughout the remainder of 2007 to remain relatively consistent with the margins we experienced during the third quarter of 2007.

We are encouraged by our continued sales growth reflecting the market interest in our new products.  Our strategy is to continue to generate market acceptance of these products, manage general and administrative costs and seek acquisition opportunities that will compliment our existing product lines and customer base.

The following is a further, more detailed discussion of our results of operations by segment.

Results of Operations

Comparison of the Three Months Ended September 30, 2007 to the Three Months Ended September 30, 2006

Net Sales

	Three Months Ended		Variance
	September 30,		Favorable (Unfavorable)
(in thousands)	2007	2006	Dollar	Percent
Electronic devices	$8,872	$8,552	$320	3.7%
as % of net sales	69.3%	70.2%
Communications equipment	3,937	3,625	312	8.6%
as % of net sales	30.7%	29.8%
Total net sales	$12,809	$12,177	$632	5.2%

Electronic Devices Segment

The increase in sales of electronic devices in the third quarter of 2007 as compared to the third quarter of 2006 is primarily due to a $1.0 million increase in sales at our foreign subsidiaries.  This was primarily the result of military power supply sales in our U.K. subsidiary due to new contracts and also due to increased revenues from both existing and new IFE&C products.  This increase was partially offset by $0.7 million in sales declines at our domestic operations primarily due to delays in U.S. government stocking orders by the Defense Supply Center Columbus (“DSCC”) for our digital switches and the remaining impact of the transition of the manufacturing operations of our RO products to a contract manufacturer, which occurred during the second quarter of 2007.  Approximately $0.4 million of sales were delayed as a result of low production rates at the new contract manufacturer associated with the set up and execution of the assembly process.  We expect our electronic devices segment sales to improve in the fourth quarter of 2007 as compared to the third quarter of 2007, primarily due to the following:

•                  higher IFE&C shipments anticipated in the fourth quarter of 2007;

•                  improved shipments at RO as a result of ongoing efforts to improve manufacturing efficiencies with contract manufacturer and as they continue to satisfy existing backlog of $0.9 million; and

•                  the possible release in the fourth quarter of 2007 of high gross margin switch shipments at our Digitran division as a result of ongoing efforts to work with DSCC to release orders that have been requested, but not released throughout 2007, which total $0.9 million as of September 30, 2007.

Communications Equipment Segment

The increase in sales of communications equipment in the third quarter of 2007 as compared to the third quarter of 2006 is primarily due to a $0.7 million increase in sales of network access equipment at our French subsidiary as a result of new contracts and larger international orders and an increase of $0.2 million in domestic network access equipment sales, primarily the result of FAA upgrades to North American airports.  The increase was partially offset by declines in our domestic operations as a result of decreases in sales of our central office timing products.  Sales of our central office timing products have been slower than in 2006 as a result of a market shift from central office to edge network products.  We expect to experience strong sales from our French subsidiary for the remainder of the year as evidenced by an increase in backlog to $1.1 million at September 30, 2007 as compared to $0.8 million at September 30, 2006.  We also expect improved sales in both our domestic and foreign operations increased shipments of our new TiemPoTM product in both the U.S. and Europe due, in part, to new orders for TiemPoTM by a national communications carrier customer, which will begin shipping in the fourth quarter of 2007.

Gross Profit

	Three Months Ended		Variance
	September 30,		Favorable (Unfavorable)
(in thousands)	2007	2006	Dollar	Percent
Electronic devices	$2,538	$3,223	$(685)	(21.3)%
gross margin	28.6%	37.7%
Communications equipment	1,473	1,455	18	1.2%
gross margin	37.4%	40.1%
Total gross profit	$4,011	$4,678	$(667)	(14.3)%
Total gross margin	31.3%	38.4%

Electronic Devices Segment

The decline in gross margin for our electronic devices segment from 37.7% in the third quarter of 2006 to 28.6% in the third quarter of 2007 is primarily the result of the continued effect of the transition of RO manufacturing to a contract manufacturer, which commenced in the second quarter of 2007 and resulted in higher initial production costs; temporary engineering and prototyping costs associated with new IFE&C products; changes in product mix from higher margin products with limited life spans to lower margin, high growth rotary switch products; and the ongoing delayed release of DSCC stocking orders for high margin digital switch products, which totaled $0.9 million as of September 30, 2007.  Additionally, we are making a conscious effort to penetrate the lower margin commercial in-flight entertainment market as we see substantial growth potential as compared to our traditional higher margin military market resulting in lower average margins for those products.  We expect to see these margins improve in the fourth quarter due to:

•                  anticipated IFE&C product shipments that will generate higher margins than currently being generated as engineering and prototype activities are replaced by higher margin product shipments;

•                  improved manufacturing efficiencies with the RO contract manufacturer and increased shipments of products to satisfy existing backlog of $0.9 million; and

•                  the expected release in the fourth quarter of 2007 of high gross margin switch shipments at our Digitran division as a result of ongoing efforts to work with DSCC to release orders that have been requested, but not released as of September 30, 2007.

Communications Equipment Segment

The decline in gross margin for our communications equipment segment from 40.1% in the third quarter of 2006 to 37.4% in the third quarter of 2007 is primarily the result of a decrease in margins at our domestic subsidiaries due to lower sales of our central office timing products as the market shifts to edge network products, offset in part by increased sales of higher margin military network access products at our French subsidiary.  Margins have increased slightly over second quarter 2007 primarily as a result of the launch of our new TiemPoTM product which carries a higher margin and which we expect will help our margins in the fourth quarter of 2007 remain relatively consistent with the third quarter of 2007.

Operating Expenses

	Three Months Ended		Variance
	September 30,		Favorable (Unfavorable)
(in thousands)	2007	2006	Dollar	Percent
Selling, general and administrative	$3,796	$4,180	$384	9.2%
as % of net sales	29.6%	34.3%
Engineering and product development	692	796	104	13.1%
as % of net sales	5.4%	6.5%
Total operating expenses	$4,488	$4,976	$488	9.8%

Selling, general and administrative expenses

The decrease in selling, general and administrative expenses is primarily the result of $0.7 million of costs for the restatement and reaudit of our 2004 and 2005 financial statements, which were incurred in the third quarter of 2006 and were absent in the third quarter of 2007.  Additionally, the volatility of the U.S. dollar to the British pound sterling and euro contributed to the favorable variance.

Engineering and product development

The decrease in engineering and product development costs is primarily due to reduced expenses for the development of the new TiemPoTM product line for which most of the costs were incurred in 2006.  Development costs incurred for this new product were $0.1 million in the third quarter of 2007 compared to $0.2 million in the third quarter of 2006.

Interest expense

Interest expense was $0.2 million for the three months ended September 30, 2007 compared to $0.1 million for the three months ended September 30, 2006 due to increased loan balances for our U.S., U.K. and French operations and increased interest rates.

Other income (expense)

We generated other income of $0.3 million for the three months ended September 30, 2007 compared to other expense of approximately $0.2 million for the same period of 2006.  Other income for the third quarter of 2007 included a one-time accrual reversal related to the satisfactory resolution of a legal dispute at our French subsidiary, CXR AJ.  Other expense for the third quarter of 2006 consisted primarily of short-term exchange rate gains and losses associated with the volatility of the U.S. dollar to the British pound sterling and euro on the current portion of certain assets and liabilities.

Income tax expense

Income tax expense amounted to $0.2 million for the three months ended September 30, 2007 compared to $0.1 million for the same period of 2006.  Income tax expense is the result of foreign income tax on foreign earned profits.

Net Loss

We generated a net loss of $0.5 million and $0.7 million for the three months ended September 30, 2007 and 2006, respectively.  Our third quarter 2007 net loss position improved over the net loss for the prior year third quarter.  Factors that contributed to the current quarter net loss were the disruption in sales at RO as a result of the conversion of the manufacturing of RO products to contract manufacturing, delayed DSCC orders and the lower margins generated from our change in product mix to commercial from military markets offset by a one-time accrual reversal related to the satisfactory resolution of a legal dispute at our French subsidiary, CXRAJ.

Comparison of the Nine months Ended September 30, 2007 to the Nine months Ended September 30, 2006

Net Sales

	Nine Months Ended		Variance
	September 30,		Favorable (Unfavorable)
(in thousands)	2007	2006	Dollar	Percent
Electronic devices	$25,839	$24,326	$1,513	6.2%
as % of net sales	70.2%	72.1%
Communications equipment	10,959	9,402	1,557	16.6%
as % of net sales	29.8%	27.9%
Total net sales	$36,798	$33,728	$3,070	9.1%

Electronic Devices Segment

The increase in sales of electronic devices in the nine months ended September 30, 2007 as compared to the same period of 2006 is primarily due to an increase in sales of $3.1 million at our foreign subsidiaries.  This was primarily the result of military power supply sales and increased revenues from existing and new IFE&C products by our U.K. subsidiaries.  This increase was partially offset by sales declines in our domestic operations of $1.6 million primarily due to delays in U.S. government DSCC stocking orders for our digital switches, which totaled $0.9 million as of September 30, 2007 and the remaining impact of the transition of the manufacturing operations of our RO products to a contract manufacturer, which commenced during the second quarter. We expect year-to-date net sales of electronic devices in 2007 to continue to compare favorably to year-to-date results of 2006 based on anticipated shipments in the fourth quarter.

Communications Equipment Segment

The increase in sales of communications equipment in the nine months ended September 30, 2007 as compared to the same period of 2006 is primarily due to a $2.1 million increase at our French subsidiary of sales of network access equipment as a result of new contracts and larger international orders and an increase of $0.6 million in domestic network access equipment sales primarily as a result of FAA upgrades to North American airports.  The increase was partially offset by declines in our domestic operations as a result of decreases in sales of our central office timing products.  Sales of our central office timing products have been slower than in 2006 as a result of a market shift from central office to edge network products.  We expect to experience strong sales from our French subsidiary for the remainder of the year as evidenced by increased backlog of $1.1 million at September 30, 2007 as compared to $0.8 million at September 30, 2006.  We also expect improved sales in both our domestic and foreign operations increased shipments of our new TiemPo™ product in both the U.S. and Europe.

Gross Profit

	Nine Months Ended		Variance
	September 30,		Favorable (Unfavorable)
(in thousands)	2007	2006	Dollar	Percent
Electronic devices	$7,961	$9,002	$(1,041)	(11.6)%
gross margin	30.8%	37.0%
Communications equipment	3,974	3,852	122	3.2%
gross margin	36.3%	41.0%
Total gross profit	$11,935	$12,854	$(919)	(7.1)%
Total gross margin	32.4%	38.1%

Electronic Devices Segment

The decline in gross margin for our electronic devices segment from 37.0% in the nine months ended September 30, 2006 to 30.8% in the same period of 2007 is primarily the result of the effect of the transition of RO manufacturing to a contract manufacturer, which commenced in the second quarter of 2007 and resulted in higher initial production costs; engineering and prototyping costs associated with new IFE&C products; changes in product mix from higher margin products with limited life spans to lower margin, high growth rotary switch products; and the ongoing delayed release of DSCC stocking orders for high margin digital switch products, which totaled $0.9 million as of September 30, 2007.  We expect overall segment margins for the full year to remain consistent with the nine month margins.

Communications Equipment Segment

The decline in gross margin for our communications equipment segment from 41.0% in the nine months ended September 30, 2006 to 36.3% in the same period of 2007 is primarily the result of a decrease in margins at our domestic subsidiaries due to lower sales of our central office timing products as the market shifts to edge network products, offset in part by increased sales for higher margin military network access products at our French subsidiary.  We expect the higher margins of our TiemPo™ product will help our margins to remain consistent for the remainder of the year.

Operating Expenses

	Nine Months Ended		Variance
	September 30,		Favorable (Unfavorable)
(in thousands)	2007	2006	Dollar	Percent
Selling, general and administrative	$11,381	$11,645	$264	2.3%
as % of net sales	30.9%	34.5%
Engineering and product development	2,067	2,410	343	14.2%
as % of net sales	5.6%	7.1%
Total operating expenses	$13,448	$14,055	$607	4.3%

Selling, general and administrative expenses

The decrease in selling, general and administrative expenses is primarily the result of $0.8 million of costs for the restatement and reaudit of our 2004 and 2005 financial statements, which were incurred in the nine months ended September 30, 2006 compared to $0.3 million incurred in the same period of 2007.  Additionally, the volatility of the U.S. dollar to the British pound sterling and euro contributed to the favorable variance.  These favorable variances were offset, in part, by $0.2 million of non-recurring costs related to the consolidation of RO into our CXR Larus facility and the costs of exiting the old premises.

Engineering and product development

The decrease in engineering and product development costs is primarily due to reduced expenses for the development of the new TiemPo™ product line for which most of the costs were incurred in 2006.  Development costs incurred for this new product were $0.3 million for the nine months ended September 30, 2007 compared to $0.5 million for the same period of 2006.

Interest expense

Interest expense was $0.5 million for the nine months ended September 30, 2007 compared to $0.3 million for the nine months ended September 30, 2006 due to increased loan balances for our U.S., U.K. and French operations and increased interest rates.

Other income (expense)

We generated other income of $0.5 million for the nine months ended September 30, 2007 compared to other expense of approximately $0.2 million for the same period of 2006.  Other income for the third quarter of 2007 included a one-time accrual reversal related to the satisfactory resolution of a legal dispute at our French subsidiary, CXR AJ.  Other expense for the third quarter of 2006 consisted primarily of short-term exchange rate gains and losses associated with the volatility of the U.S. dollar to the British pound sterling and euro on the current portion of certain assets and liabilities.

Income tax expense

Income tax expense amounted to $0.5 million for the nine months ended September 30, 2007 compared to $0.4 million for the same period of 2006.  Income tax expense is the result of foreign income tax on foreign  earned profits.

Net Loss

We generated a net loss of $1.9 million and $2.0 million for the nine months ended September 30, 2007 and 2006, respectively.  Our 2007 net loss position has remained relatively consistent with the net loss incurred for the prior year.  Factors that contributed to the 2007 net loss were the audit and legal costs incurred related to the re-audit and restatement of our 2003, 2004 and 2005 earnings, the costs incurred to move the RO operations and exit the existing premises, the delays in stocking orders from DSCC for our digital switches and the disruption in sales at RO as a result of the consolidation of our RO and CXR Larus facilities and the conversion of the manufacturing of products to contract manufacturing offset by a one-time accrual reversal related to the satisfactory resolution of a legal dispute at our French subsidiary, CXRAJ.

Liquidity and Capital Resources

In making an assessment of our liquidity, we believe that the items in our financial statements that are most relevant are our working capital, cash generated from our operating activities and cash available from our financing activities.  We fund our daily cash flow requirements through funds provided by operations and through borrowings from short-term revolving credit facilities, both foreign and domestic.  Working capital at September 30, 2007 was $7.6 million compared to $9.6 million at December 31, 2006. The decrease in working capital is primarily the result of decreases in our cash and accounts receivable balances and increases in our inventory, accounts payable and accrued expenses balances.

Net cash used in operating activities for the nine months ended September 30, 2007 amounted to $1.6 million compared to $0.9 million for the nine months ended September 30, 2006.  Significant sources of cash from operations were a decrease in accounts receivable related to collections from customers and an increase in accounts payable as a result of slower timing of payment to domestic vendors related to a temporary cash deficit at our U.S. operations.  The most significant use of cash from operations was related to increases in inventory primarily in anticipation of DSCC orders for switches, the build up of IFE&C product and TiemPoTM products expected to be shipped in the fourth quarter of 2007.

Other significant uses of cash during the nine months ended September 30, 2007 include $0.6 million for investment in property, plant and equipment and repayment of loans.

Our backlog decreased to $24.9 million as of September 30, 2007 compared to $27.6 million as of September 30, 2006. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. Our backlog as of September 30, 2007 was approximately 94% related to our electronic devices business, which business tends to provide us with long lead-times for our manufacturing processes due to the custom nature of the products, and approximately 6% related to our communications equipment business, which business tends to deliver standard or modified standard products from stock as orders are received. We expect the majority of our current backlog is shippable within the next twelve months. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

Contractual Obligations

                We included in our annual report on Form 10-K for the year ended December 31, 2006 a contractual obligations table that outlines payments due from us or our subsidiaries under our lines of credit, term loans and other significant contractual obligations through 2011, exclusive of interest.  During the nine months ended September 30, 2007, no material changes in this information occurred outside the ordinary course of business.

As of September 30, 2007, outstanding borrowings and availability under our revolving lines of credit were as follows (in thousands):

	Outstanding	Remaining
	Borrowings	Availability

Line of credit with a U.S. commercial lender	$1,478	$584
Lines of credit with foreign banks	3,670	1,845
	$5,148	$2,429

Remaining availability is presented as of September 30, 2007 and is affected by timing of advances, payments, collections and shipments.  In addition to the revolving lines of credit, at September 30, 2007 we had term loans and capitalized lease and equipment loan obligations of $2.1 million, the current portion of which loans and obligations was $1.0 million.

                During the quarter ended September 30, 2007, we entered into a note with one of our vendors, the amount of which may not exceed $300,000, relating to trade payables for raw materials recieved during 2007.  Pursuant to the terms of the note, we pledged 500,000 shares of restricted common stock as collateral to support the note.  As of September 30, 2007 the balance on the note was $165,000.

Credit Facilities

On December 1, 2006, EMRISE Corporation, EEC, CXR Larus, RO and Wells Fargo Bank, acting through its Wells Fargo Business Credit operating division (“WFBC”), entered into to a Credit and Security Agreement (“WFBC credit facility”).  The WFBC credit facility provides for a $5.0 million revolving line of credit that expires on December 1, 2009 and is secured by accounts receivable, other rights to payment and general intangibles, inventories and equipment.  The line of credit is formula-based and generally provides that the outstanding borrowings under the line of credit may not exceed an aggregate of 85% of eligible accounts receivable plus 10% of the value of eligible finished goods inventory.  Interest is payable monthly.  The interest rate is variable and is adjusted monthly based on the prime rate plus 1%.  The prime rate at September 30, 2007 was 7.75%.

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

We are subject to certain financial covenants associated with the WFBC credit facility on a consolidated basis, including minimum net worth, minimum net income (loss), and minimum debt service coverage ratio.  In August 2007, we amended the WFBC credit facility to reset these covenants.  On October 5, 2007, we entered into a Forbearance Agreement and Second Amendment with WFBC.  Under the terms of this second amendment, WFBC agreed to forbear its rights with regard to the July 31, 2007 covenant violations through December 31, 2007, provided that we meet certain temporary financial covenants (collectively, the “Financial Tests”) during the forbearance period including minimum book net worth and minimum net income.  The Financial Tests during the forbearance period are as follows:  the book net worth, determined on a consolidated basis as of the end of each calendar month, commencing August 31, 2007 and continuing each calendar month thereafter, must be greater than $22,500,000 and for the quarter ending December 31, 2007, our net income must not be less than $125,000.  As of September 30, 2007, we were in compliance with the Financial Tests.  WFBC is currently in the process of resetting the covenants for 2008.

On July 8, 2005, XPS and Pascall obtained a credit facility with Lloyds TSB Commercial Finance Limited (“Lloyds”) that provides a revolving loan secured by receivables, with a maximum availability of 2.1 million British pounds sterling (approximately $4.2 million based on the exchange rate in effect on September 30, 2007).

The annual interest rate on the revolving loan is 1.5% above the Lloyds TSB base rate. The Lloyds TSB base rate was 5.75% at September 30, 2007.  The financial covenants include a 50% cap on combined export gross sales of XPS and Pascall and days sales outstanding of less than 65 days, and the funding balance is capped at 125% of XPS and Pascall combined gross sales.  This facility can be terminated by either party with 90 days’ notice.  We are not aware of any termination notice or expected termination notice by either party.

In April 2003, CXR-AJ obtained a credit facility from IFN Finance, a subsidiary of ABN AMRO N.V. This credit facility is for a maximum of $1.2 million based on the exchange rate in effect at September 30, 2007 for the conversion of euros into U.S. dollars. CXR-AJ also had approximately $21,000 of term loans with another French bank outstanding as of September 30, 2007. The IFN Finance facility is secured by accounts receivable and carries an annual interest rate of 1.6% above the French “T4M” rate. At September 30, 2007, the French T4M rate was 4.4%, and this facility in addition to small loans with other banks had a balance of $1.3 million. This facility has no financial performance covenants. Availability on the IFN Finance credit line was $0.6 million as of September 30, 2007, in addition to approximately $37,000 availability with several other banks.

On November 7, 2007, we secured a commitment letter from GVEC Resource IV, Inc., an affiliate of Private Equity Management Group (“PEM Group”), to provide a three year global debt facility (the “Financing Transaction”).  The facility totals $23 million comprised of a $7 million formula-based revolving credit facility, a $6 million term loan, which funds entirely at the time of closing, and a $10 million line of credit to be used exclusively for purposes of acquisitions.  Proceeds from the credit facility and the term loan will be used to repay existing institutional debt and to fund working capital.  The interest rate on the revolving credit facility is variable at the prime rate as published in the “Money Rates” column of the Wall Street Journal plus 1.25% subject to a minimum of 9.5%.  The interest rate on the term loan and acquisition line is variable at the prime rate plus 4.25% subject to a minimum of 12.5%.  The term loan and, if used, the acquisition line require interest only payments in the first year and scheduled principal and interest payments in years two and three with the remaining principal balance due upon maturity of the term loan.  The Financing Transaction is expected to close on or before December 7, 2007.  In connection with the Financing Transaction, we will issue to PEM Group a warrant to purchase 2,909,091 shares of our common stock at an exercise price of $1.10 per share.  The warrants will expire in seven years.  The closing of the Financing Transaction is subject to acceptable final documentation and customary closing conditions.  No assurances can be given that we will be successful in completing the Financing Transaction.

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

Due to the significant accounting, legal fees and other costs incurred in 2006 and 2007 associated with our 2005/2006 re-audit and restatement and the losses incurred throughout 2007 in our domestic operations, we experienced a cash flow deficit at our U.S. operations beginning in the second quarter of 2007 and continuing through the third quarter of 2007.   As of September 30, 2007, the combined U.S. operations were cash flow neutral.  We anticipate that the combined U.S. operations will be cash flow neutral throughout the remainder of 2007.  Our domestic operations are past due with some of our key vendors in the U.S.  We have negotiated extended payment terms with certain key vendors.  In most cases, we have continued to receive products in a timely manner from all key vendors, however some disruptions in sales have occurred as a result of the domestic U.S. cash flow situation, particularly at RO and our CXR Larus operations. As a result of the pending PEM Group financing discussed above, we expect the cash flow situation in the U.S. to significantly improve in the fourth quarter of 2007 and we expect to pay all past due bills invoices with our domestic vendors which should minimize the risk of ongoing or future disruptions due to cash flow constraints.

Throughout 2006 and continuing in 2007, we have utilized the positive cash flow from our foreign subsidiaries and leveraged existing lending relationships with Lloyds and other foreign-based banks to help fund the cash flow deficit in the U.S.  Due to the pending PEM Group financing transaction discussed above, we do not expect to continue to need this level of support from our foreign subsidiaries in the future.

Overall, we believe that the new pending finance structure to be provided by PEM Group will be adequate to meet our anticipated short term and working capital needs for at least the next 24 months. If, however, the PEM Group financing is delayed or does not conclude for any reason, then our working capital situation in the U.S. will likely continue to be a challenge and could result in the continued and/or ongoing disruptions of sales, particularly at our RO and our CXR Larus operations.  Our failure to secure the PEM Group or other alternative credit facility could restrict our growth, limit our development of new products, limit our ability to secure acquisitions, or hinder our ability to compete.

Effects of Inflation

The impact of inflation and changing prices has not been significant on the financial condition or results of operations of either our company or our operating subsidiaries.

Impacts of New Accounting Pronouncements

On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Financial Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for the uncertainty in recognizing income taxes in an organization in accordance with FASB Statement No. 109 by providing detailed guidance for financial statement recognition, measurement and disclosure involving uncertain tax positions.  FIN 48 requires an uncertain tax position to meet a more-likely-than-not recognition threshold at the effective date to be recognized both upon the adoption of FIN 48 and in subsequent periods.  The implementation of FIN 48 did not result in a material effect on our financial statements.  See Note 6 — Income Taxes in the Notes to Consolidated Financial Statements in this Form 10-Q.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This new statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy, with the highest priority being quoted prices in active markets. The required effective date of SFAS No. 157 is the first quarter of 2008. We currently are evaluating the effect this statement may have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense up front cost and fees associated with the item for which the fair value option is elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We currently are evaluating the effect that adoption of SFAS No. 159 would have on our financial condition or results of operations.

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Exchange Risk

We have international subsidiaries that prepare their balance sheets in the relevant foreign currency. In order to be included in our consolidated financial statements, these balance sheets are converted, at the then current exchange rate, into U.S. dollars, and the statements of operations are converted using weighted average exchange rates for the applicable period.  Foreign currency fluctuations also affect our foreign currency cash flows related to third party purchases, intercompany loans, and product shipments. We are also exposed to the translation of foreign currency earnings to the U.S. dollar. Our principal exposures are to British pound sterling, Euro, and to a lesser extent, the Japanese yen.

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met, and that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. We currently use derivatives to manage foreign currency rate risk.

In particular, one of our U.K. subsidiaries, whose functional currency is the British pound sterling, conducts business in British pounds sterling, U.S. dollar and Euro, which creates foreign currency exchange risk.  This subsidiary has a program whereby they utilize forward currency contracts denominated in U.S. dollars to offset the risk associated with the effects of currency exposure for sales in U.S. dollars.  Under this program, increases or decreases in the subsidiary’s foreign currency exposure are offset by gains or losses on the forward contracts, to mitigate the possibility of foreign currency translation gains or losses.  These forward contracts generally have terms of 180 days or less.  We do not use these forward contracts for trading or speculative purposes.  All outstanding foreign currency forward contracts used in this program are marked to market at the end of each reporting period with unrealized gains and losses included in other income and expense.

Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature.  Net foreign exchange translation gains and losses included in other income and expense in the accompanying condensed consolidated statements of operations were gains of approximately $119,000 and losses of approximately $142,000 for the nine months ended September 30, 2007 and 2006, respectively.

Interest Rate Sensitivity

A substantial portion of our notes payable and long-term debt have variable interest rates based on the prime interest rate and/or the lender’s base rate, which exposes us to risk of earnings loss due to changes in such interest rates.  Our amended annual report on Form 10-K for the year ended December 31, 2006 contains information about our debt obligations that are sensitive to changes in interest rates under “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” There were no material changes in those market risks during the nine months ended September 30, 2007.

ITEM 4T.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our Chief Executive Officer, who is our principal executive officer, and Vice President of Finance and Administration, who is our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports filed or submitted by it under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and our Vice President of Finance and Administration have concluded as of September 30, 2007 that our disclosure controls and procedures were effective at a reasonable assurance level.

 Changes in Internal Control Over Financial Reporting

Management concluded as of December 31, 2006 in our Annual Report on Form 10-K (“Annual Report”), for the year then ended, that our internal control over financial reporting was not effective.  You should refer to management’s discussion under “Item 9A—Controls and Procedures” in our Annual Report for a complete description of the criteria applied by management and the factors based upon which management concluded that our internal control over financial reporting was not then effective.

In our Annual Report, management identified the following two material weaknesses in our internal control over financial reporting:

1.             We did not have a sufficient complement of personnel with appropriate training and experience in accounting principles generally accepted in the United States of American (“GAAP”) and with Securities and Exchange Commission disclosure requirements.

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

During the third quarter of 2007, we implemented a variety of changes to our internal control over financial reporting intended to remediate these material weaknesses.  Based on management’s evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our Chief Executive Officer and Vice President of Finance and Administration concluded that, as of September 30, 2007, all material weakness identified above had been fully remediated.

Because of the possibility of changed circumstances between now and year-end, and because the evaluation of our internal control over financial reporting that will be required under Section 404 of the Sarbanes-Oxley Act of 2002 in connection with our annual audit is more comprehensive and rigorous than the evaluation we performed for the quarterly period ended September 30, 2007, we cannot assure you that management will not identify material weaknesses in our internal control over financial reporting and conclude that our disclosure controls and procedures were not effective at a reasonable assurance level and that we did not maintain effective internal control over financial reporting as of December 31, 2007.

Following is a summary description of the changes in our internal control over financial reporting implemented during the quarter ended September 30, 2007 and, in one case, prior to commencement of the quarter ended September 30, 2007.

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

With respect to the second material weakness identified above, through the efforts of our Vice President of Finance and Administration and Corporate Controller we developed policies and procedures, including an adequate supervisory structure, necessary to ensure that our principal accounting and financial officer can closely monitor financial information throughout our company and oversee all accounting that involves significant judgment on the part of personnel located at our operating subsidiaries, within the U.S., Europe and Asia.  In addition, our Vice President of Finance and Administration and Corporate Controller established policies and procedures necessary to ensure that personnel familiar with GAAP and with Securities and Exchange Commission disclosure requirements are capable of evaluating activities and transactions at all of our operating subsidiaries in order to make all required disclosures in a timely manner. Our Vice President of Finance and Administration and Corporate Controller work closely with our Director of Financial Controls for Europe, whom we hired in late 2005 to oversee our three European Controllers and who reports to our Vice President of Finance and Administration, on these matters.

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

PART II — OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS.

Various legal actions and claims may arise against us in the ordinary course of business. In the opinion of management, the ultimate resolution of such possible legal actions and claims will not have a material adverse effect on our consolidated financial position or our results of operations.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

None.

Dividends

We have not declared or paid any cash dividends on our capital stock in the past, and we do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future.  In addition, our credit facility with WFBC, described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” restricts the payment of dividends without the bank’s consent.

We will pay dividends on our common stock only if and when declared by our board of directors.  Our board of directors’ ability to declare a dividend is subject to restrictions imposed by Delaware law.  In determining whether to declare dividends, the board of directors will consider these restrictions as well as our financial condition, results of operations, working capital requirements, future prospects and other factors it considers relevant.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.                             OTHER INFORMATION.

Effective as of November 1, 2007, the Company entered into new employment agreements with Carmine T. Oliva, Graham Jeffries, and D. John Donovan.  The new employment agreements replaced the May 16, 2007 agreement with Mr. Donovan and the February 24, 2006 agreements with Mr. Oliva and Mr. Jeffries, and are described generally below.

Carmine T. Oliva

Under the November 1, 2007 executive employment agreement with Mr. Oliva, Mr. Oliva has agreed to serve as our Chairman of the Board, President and Chief Executive Officer on an at-will basis. The agreement provides for a base salary of $350,000, paid vacation of at least four weeks per year, a monthly automobile allowance of at least $750, and non-exclusive use of our corporate residence. Mr. Oliva is eligible to receive increases and annual cash incentive bonuses at the discretion of our compensation committee and to participate in benefit and incentive programs we may offer. We have agreed to nominate Mr. Oliva as a Class III member of our board and to seek stockholder approval of the nomination at our 2008 annual meeting of stockholders.  We have also agreed to maintain in effect a directors’ and officers’ liability insurance policy with a minimum limit of liability of $10 million and that we would enter into an indemnification agreement with Mr. Oliva upon terms mutually acceptable to us and Mr. Oliva.

The agreement contains non-competition provisions that prohibit Mr. Oliva from engaging or participating in a competitive business or soliciting our customer or employees during his employment with us and for two years afterward. The agreement also contains provisions that restrict disclosure by Mr. Oliva of our confidential information and assign ownership to us of inventions related to our business that are created by him during his employment and for two years afterward.

We may terminate the agreement at any time, with or without due cause. “Due cause” includes any intentional misapplication of our funds or other material assets, or any other act of dishonesty injurious to us, or conviction of a felony or a crime involving moral turpitude. “Due cause” also includes abuse of controlled substances or alcohol and breach, nonperformance or nonobservance of any of the terms of the agreement, provided that Mr. Oliva fails to satisfactorily remedy the performance problem following 30 days’ written notice.

Mr. Oliva may terminate the agreement at any time, with or without good reason. However, termination for good reason must occur within 90 days of the occurrence of an event constituting good reason, and Mr. Oliva must furnish us with written notice of the event within 30 days after the initial existence of the event and provide us with at least a 30-day cure period. “Good reason” includes: a material diminution in his authority, duties, responsibilities, titles or offices; a purported reduction in Mr. Oliva’s base salary amounting to a material diminution in his salary to an amount less than the greater of $350,000 or 10% below the base salary in effect at the time of the reduction; our failure to timely cure or diligently initiate a cure of any material breach within 30 days after Mr. Oliva gives us written notice of the breach.

If we terminate Mr. Oliva’s employment for due cause or due to Mr. Oliva’s breach of his employment agreement by refusing to continue his employment, or if Mr. Oliva terminates his employment without good reason, then all compensation and benefits for Mr. Oliva will cease, other than amounts under retirement and benefit plans and programs that were earned and vested by the date of termination, pro rata annual salary through the date of termination, any stock options that were vested as of the date of termination, and accrued vacation as required by California law.

If Mr. Oliva becomes incapacitated, we may terminate his employment under the agreement upon 30 days’ prior written notice.  Upon Mr. Oliva’s death, the agreement terminates immediately. If Mr. Oliva’s employment terminates due to his incapacity or death, Mr. Oliva or his estate or legal representative will be entitled to receive benefits under our retirement and benefits plans and programs that were earned and vested at the date of termination, a pro rated incentive bonus for the fiscal year in which incapacity or death occurred (to the extent he would otherwise be eligible), and a lump sum cash payment in an amount equal to one year of his then current annual salary, grossed up to cover applicable taxes that are deducted from such amount.

If Mr. Oliva’s employment terminates for good reason or other than as a result of due cause, incapacity, death or retirement, Mr. Oliva will be entitled to his salary through the end of the month in which termination occurs plus credit for accrued vacation, and a pro rated incentive bonus, if eligible, for the fiscal year during which termination occurred. In addition, under those circumstances, if Mr. Oliva enters into a separation and release agreement with us, then he will be entitled to receive (i) a severance payment equal to three times his then current annual salary (grossed up to cover applicable taxes that are deducted from such amount), (ii) all medical insurance benefits to which he was entitled immediately prior to the date of termination for a period of eighteen months or the date that Mr. Oliva’s continued participation in our medical insurance plan was not possible under the plan, whichever was earlier, (iii) a lump-sum cash payment equal to eighteen times the estimated monthly COBRA premiums at the time of termination (taking into account all known or anticipated premiume increases) to be used by Mr. Oliva to maintain his medical insurance coverage for an additional eighteen months, and (iv) a lump-sum cash payment equal to thirty-six times the estimated monthly life insurance premiums at the time of termination (taking into account all known or anticipated premium increases) to be used by Mr. Oliva to maintain his existing group life insurance coverage and the $1,000,000 life insurance policy on his life for three years.  If our medical insurance plan did not allow Mr. Oliva’s continued participation, then we will be required to pay to Mr. Oliva, in monthly installments, the monthly premium or premiums for COBRA coverage, covering the eighteen month period described in clause (ii) in the preceding sentence.

Immediately preceding the occurrence of a change in control, and regardless of whether Mr. Oliva’s employment terminates and/or he receives severance payments as a result of the change in control, Mr. Oliva will be entitled to receive a payment equal to three times his then current annual salary (grossed up to cover applicable taxes that are deducted from such amount). A “change in control” includes the following circumstances:

(a)                                 the acquisition by any person or group of beneficial ownership of securities entitled to vote generally in the election of our directors (“voting securities”) that represent 40% or more of the combined voting power of our then outstanding voting securities or 50% or more of the combined fair market value of our then outstanding stock, other than:

(i)                          an acquisition by a trustee or other fiduciary holding securities under any employee benefit plan (or related trust) sponsored or maintained by us or any person controlled by us or by any employee benefit plan (or related trust) sponsored or maintained by us or any person controlled by us, or

(ii)                       an acquisition of voting securities by us or a corporation owned, directly or indirectly, by our stockholders in substantially the same proportions as their ownership of our stock;

Notwithstanding circumstance (a) above, however, if we make an acquisition of our securities that (x) causes our voting securities beneficially owned by a person or group to represent 40% or more of the combined voting power of our then outstanding voting securities or (y) causes our stock beneficially owned by a person or group to represent 50% or more of the combined fair market value of our then outstanding stock, the acquisition will not be considered an acquisition by any person or group for purposes of circumstance (a) unless the person or group subsequently becomes the beneficial owner of additional securities of ours.

(b)                                a majority of members of our board is replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of members of our board before the date of the appointment or election, excluding any individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a person other than our board;

(c)                                 the acquisition by any person or group, or combined acquisitions during the 12-month period ending on the date of the most recent acquisition by such person or group, of ownership of assets from us that have a total gross fair market value equal to or more than 40% of the total gross fair market value of all of our assets immediately before such acquisition; and

(d)                                stockholder approval of a complete liquidation or dissolution of our company.

For purposes of circumstance (a) above, the calculation of voting power will be made as if the date of the acquisition were a record date for a vote of our stockholders, and for purposes of circumstance (c) above, the calculation of voting power will be made as if the date of the consummation of the transaction were a record date for a vote of our stockholders.

Notwithstanding the above, there will be no change in control event when there is a transfer to an entity that is controlled by our stockholders immediately after the transfer.  A transfer of assets by us is not treated as a change in control if the assets are transferred to: a stockholder of ours (immediately before the asset transfer) in exchange for or with respect to the stockholders’ stock; an entity, 50% or more of the total value or voting power of which is owned, directly or indirectly, by us; a person or group that owns, directly or indirectly, 50% or more of the total value or voting power of all of our outstanding stock; or an entity, at least 50% of the total value or voting power of which is owned, directly or indirectly, by a person or group described in the immediately preceding clause.

Graham Jefferies

Under the November 1, 2007 executive employment agreement with Mr. Jefferies, Mr. Jefferies has agreed to serve as our Executive Vice President and Chief Operating Officer on an at-will basis.  The agreement provides for a base salary of 152,800 British pounds sterling per year (approximately $316,600 as of November 1, 2007), which amount is to be paid by our subsidiary, EMRISE Electronics Ltd., paid vacation of 25 working days per year and public holidays in the United Kingdom, and a monthly automobile allowance of at least 460 British pounds sterling.  Mr. Jefferies is eligible to receive increases and annual cash incentive bonuses at the discretion of our compensation committee and to participate in benefit and incentive programs we may offer. We have also agreed to maintain in effect a directors’ and officers’ liability insurance policy with a minimum limit of liability of $10 million and that we would enter into an indemnification agreement with Mr. Jefferies upon terms mutually acceptable to us and Mr. Jefferies.

The agreement contains non-competition provisions that prohibit Mr. Jefferies from engaging or participating in a competitive business or soliciting our customer or employees during his employment with us and for two years afterward. The agreement also contains provisions that restrict disclosure by Mr. Jefferies of our confidential information and assign ownership to us of inventions related to our business that are created by Mr. Jefferies in connection with his employment and for two years afterward.

Mr. Jefferies may terminate the agreement at any time, with or without good reason. However, termination for good reason must occur within 30 days of the occurrence of an event constituting good reason. The term “good reason” has the same meaning as in Mr. Oliva’s employment agreement described above, except that Mr. Jefferies’ base salary is 152,800 British pounds sterling per year.

We may terminate the agreement at any time, immediately upon written notice, with or without due cause. The term “due cause” has the same meaning as in Mr. Oliva’s employment agreement described above, except that Mr. Jefferies may satisfactorily remedy the performance problem following 90 days’ written notice. If we terminate Mr. Jefferies’ employment for due cause or due to Mr. Jefferies’ breach of his employment agreement by refusing to continue his employment, or if Mr. Jefferies terminates his employment without good reason, then all compensation and benefits for Mr. Jefferies will cease, other than amounts under retirement and benefit plans and programs that were earned and vested by the date of termination, pro rata annual salary through the date of termination, and any stock options that were vested as of the date of termination, and accrued vacation as required by applicable law.

If Mr. Jefferies becomes mentally or physically incapable of performing the services required under the agreement for a period of 180 consecutive days, the agreement terminates; provided, however, that Mr. Jefferies will remain an employee of EMRISE Electronics Ltd. and be entitled to remuneration in an amount equal to the amount paid under EMRISE Electronics Ltd.’s permanent health insurance scheme, subject to the paragraph immediately below. Upon Mr. Jefferies’ death, the agreement terminates immediately.

If Mr. Jefferies’ employment terminates due to his incapacity or death, Mr. Jefferies or his estate or legal representative will be entitled to receive benefits under our retirement and benefits plans and programs that were earned and vested at the date of termination, a pro rated incentive bonus for the fiscal year in which incapacity or death occurred (to the extent he would otherwise be eligible), and a lump sum cash payment in an amount equal to one year of his then current annual salary, grossed up to cover applicable taxes that are deducted from such amount.

If Mr. Jefferies’ employment terminates for good reason or other than as a result of due cause, incapacity, death or retirement, Mr. Jefferies will be entitled to his salary through the end of the month in which termination occurs plus credit for accrued vacation, and a pro rated incentive bonus, if eligible, for the fiscal year during which termination occurred. In addition, under those circumstances, if Mr. Jefferies enters into a separation and release agreement with us, then he will be entitled to receive a severance payment equal to two times his then current annual salary (grossed up to cover applicable taxes that are deducted from such amount), to receive all medical and life insurance benefits to which he was entitled immediately prior to the date of termination (or at the election of Mr. Jefferies in the event of a change in control, immediately prior to the date of the change in control) for a period of two years or the date or dates that Mr. Jefferies’ continued participation in our medical and/or life insurance plans was not possible under the plans, whichever was earlier.  If our medical and/or life insurance plans did not allow Mr. Jefferies’ continued participation, then we will be required to pay to Mr. Jefferies, in monthly installments, the monthly premium or premiums that had been payable by us covering the two-year period.

Immediately preceding the occurrence of a change in control, and regardless of whether Mr. Jefferies’ employment terminates and/or he receives severance payments as a result of the change in control, Mr. Jefferies will be entitled to receive a payment equal to two times his then current annual salary (grossed up to cover applicable taxes that are deducted from such amount). The term “change in control” has the same meaning as in Mr. Oliva’s employment agreement described above.

D. John Donovan

Under the November 1, 2007 executive employment agreement with Mr. Donovan, Mr. Donovan has agreed to serve as our Vice President Finance and Administration, Secretary and Treasurer on an at-will basis. The agreement provides for an initial base salary of $223,000 during the first six months of employment followed by a 10% increase to his base salary to $245,300, an objective-based additional cash compensation for up to $20,000 during the first seven months of employment to be awarded based solely on the CEO’s determination (and payable as to one-half of this amount, if at all, on November 30, 2007 and May 1, 2008), reimbursement for up to $5,000 per year for Certified Public Accountant continuing professional education programs, paid vacation of at least three weeks per year, and a monthly automobile allowance of at least $600. Mr. Donovan is eligible to receive increases and annual cash incentive bonuses at the discretion of our compensation committee and to participate in benefit and incentive programs we may offer.  We have also agreed to maintain in effect a directors’ and officers’ liability insurance policy with a minimum limit of liability of $10 million and that we would enter into an indemnification agreement with Mr. Donovan upon terms mutually acceptable to us and Mr. Donovan.

The agreement contains non-competition provisions that prohibit Mr. Donovan from engaging or participating in a competitive business or soliciting our customer or employees during his employment with us and for two years afterward. The agreement also contains provisions that restrict disclosure by Mr. Donovan of our confidential information and assign ownership to us of inventions related to our business that are created by him during his employment and for two years afterward.

Mr. Donovan may terminate the agreement at any time, with or without good reason. However, termination for good reason must occur within 90 days of the occurrence of an event constituting good reason, and Mr. Donovan must furnish us with written notice of the event within 30 days after the initial existence of the event and provide us with at least a 30-day cure period. The term “good reason” has the same meaning as in Mr. Oliva’s employment agreement described above, except that Mr. Donovan’s initial base salary is $223,000 during the first six months of employment, and $245,300 thereafter per year.

If we terminate Mr. Donovan’s employment for due cause or due to Mr. Donovan’s breach of his employment agreement by refusing to continue his employment, or if Mr. Donovan terminates his employment without good reason, then all compensation and benefits for Mr. Donovan will cease, other than amounts under retirement and benefit plans and programs that were earned and vested by the date of termination, pro rata annual salary through the date of termination, any stock options that were vested as of the date of termination, and accrued vacation as required by California law.

If Mr. Donovan becomes incapacitated, we may terminate his employment under the agreement upon 30 days’ prior written notice.  Upon Mr. Donovan’s death, the agreement terminates immediately. If Mr. Donovan’s employment terminates due to his incapacity or death, Mr. Donovan or his estate or legal representative will be entitled to receive benefits under our retirement and benefits plans and programs that were earned and vested at the date of termination, a pro rated incentive bonus for the fiscal year in which incapacity or death occurred (to the extent he would otherwise be eligible), and a lump sum cash payment in an amount equal to one year of his then current annual salary, grossed up to cover applicable taxes that are deducted from such amount.

If Mr. Donovan’s employment terminates for good reason or other than as a result of due cause, incapacity, death or retirement, Mr. Donovan will be entitled to his salary through the end of the month in which termination occurs plus credit for accrued vacation, and a pro rated incentive bonus, if eligible, for the fiscal year during which termination occurred. In addition, under those circumstances, if Mr. Donovan enters into a separation and release agreement with us, then he will be entitled to receive (i) a severance payment equal to his then current annual salary (grossed up to cover applicable taxes that are deducted from such amount), (ii) all medical insurance benefits to which he was entitled immediately prior to the date of termination for a period of eighteen months or the date that Mr. Donovan’s continued participation in our medical insurance plan was not possible under the plan, whichever was earlier, and (iii) a lump-sum cash payment equal to $1,650 to be used by Mr. Donovan to maintain his existing life  insurance coverage for a period of eighteen months.  If our medical insurance plan did not allow Mr. Donovan’s continued participation, then we will be required to pay to Mr. Donovan, in monthly installments, the monthly premium or premiums for COBRA coverage, covering the eighteen month period described in clause (ii) in the preceding sentence.

Immediately preceding the occurrence of a change in control, and regardless of whether Mr. Donovan’s employment terminates and/or he receives severance payments as a result of the change in control, Mr. Donovan will be entitled to receive a payment equal to his then current annual salary (grossed up to cover applicable taxes that are deducted from such amount).

The terms “due cause” and “change in control” have the same meaning as in Mr. Oliva’s employment agreement described above.

The new employment agreements are included as exhibits to this Quarterly Report on Form 10-Q.

ITEM 6.                             EXHIBITS.

Number	Description

10.1	Executive Employment Agreement effective as of November 1, 2007 by and between the Registrant and Carmine T. Oliva

10.2	Executive Employment Agreement effective as of November 1, 2007 by and between the Registrant and Graham Jeffries

10.3	Executive Employment Agreement effective as of November 1, 2007 by and between the Registrant and D. John Donovan

31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMRISE CORPORATION

Dated: November 12, 2007	By:	/S/ CARMINE T. OLIVA
Carmine T. Oliva,
Chief Executive Officer, (duly authorized officer)

Dated: November 12, 2007	By:	/S/ D. JOHN DONOVAN
D. John Donovan, Vice President of Finance and
Administration (principal financial officer)

INDEX TO EXHIBITS ATTACHED TO THIS REPORT

Number	Description

10.1	Executive Employment Agreement effective as of November 1, 2007 by and between the Registrant and Carmine T. Oliva

10.2	Executive Employment Agreement effective as of November 1, 2007 by and between the Registrant and Graham Jeffries

10.3	Executive Employment Agreement effective as of November 1, 2007 by and between the Registrant and D. John Donovan

31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002