Form 10-K
period 2007-12-31
Emrise CORP
filed 2008-03-31
CIK 854852

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-10346

EMRISE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0226211 (I.R.S. Employer Identification No.)
9485 Haven Avenue, Suite 100, Rancho Cucamonga, California (Address of principal executive offices)	91730 (Zip Code)
Registrant's telephone number, including area code: (909) 987-9220

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0033 par value	NYSE Arca

Securities registered pursuant to Section 12(g) of the Act:
 None
(Title of class)

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a Smaller Reporting Company)	Smaller Reporting Company ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting common equity held by nonaffiliates of the registrant, computed by reference to the $1.21 closing sale price of such stock on June 29, 2007, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $46,000,000. The registrant has no non-voting common equity.

          The number of shares outstanding of the Registrant's common stock, $0.0033 par value, as of March 14, 2008 was 38,254,250.

DOCUMENTS INCORPORATED BY REFERENCE

          Part III incorporates by reference certain information from the registrant's definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed no later than April 29, 2008.

EMRISE CORPORATION
ANNUAL REPORT ON
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007

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

PART I

Item 1.    Business.

        EMRISE Corporation (including our subsidiaries, referred to collectively in this Report as "EMRISE," the "Company," "we," "us" or "our") is a Delaware corporation that was formed in 1989. Our principal executive offices are located at 9485 Haven Avenue, Suite 100, Rancho Cucamonga, California, 91730. Our internet website address is www.emrise.com. We do not intend our website address to be an active link or to otherwise incorporate by reference the contents of the website into this Report. The public may read and copy any materials that we file with the United States Securities and Exchange Commission ("SEC") at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 am to 3:00 pm, or electronically through the SEC website (www.sec.gov). The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Within the Corporate Governance section of our website, we provide information concerning corporate governance, including our Board of Directors committee charters, Codes of Conduct and other information.

Business and Industry Description

        EMRISE designs, manufactures and markets proprietary electronic devices and communications equipment for aerospace, defense, industrial, and communications applications. We have operations in the United States ("U.S."), England, France and Japan. We conduct our business through two operating segments: electronic devices and communications equipment. Our subsidiaries within our electronic devices segment design, develop, manufacture and market electronic devices for defense, aerospace and industrial markets. Our subsidiaries within our communications equipment segment design, develop, manufacture and market network access equipment, including network timing and synchronization products, for the communications industry.

Electronic Devices

        The electronic devices segment produces a range of power systems, radio frequency ("RF") and microwave devices and electromechanical switches. The following is a description of the major product categories within the electronic devices segment:

  •
  Power Systems.  Our power systems product category is comprised of high (<20KV) and low (<50V) voltage, high specification, high reliability custom and standard power conversion products designed for hostile environments. These products are used predominately in the military and commercial aerospace, industrial and communications markets.

  •
  RF and Microwave Devices.  Our RF and microwave devices category is comprised of microwave & RF amplifiers, components, sub-systems and systems for applications which include communications, air traffic control, navigation and location equipment, and weather radar, among others.

  •
  Electromechanical Switches.  Our electromechanical switches product category is comprised of digital and rotary switches, which are manually operated electromechanical devices used for routing electronic signals. Thumbwheel, push button, lever-actuated and rotary models, together with assemblies comprised of multiple modules, are manufactured in many different model families. These products are used predominately in aerospace, defense and industrial applications.

        The electronic devices segment is "project" driven with the majority of revenues being derived from custom products with long life cycles and high barriers to entry. The majority of manufacturing and testing is performed in-house or through sub-contract manufacturers. Our electronic devices are used in a wide range of military airborne, seaborne and land-based systems, in-flight entertainment systems, including the latest next generation in-flight entertainment and communications ("IFE&C") systems—such as applications for mobile phone, e-mail and internet communications and real time, on-board satellite and broadcast TV—which are being retrofitted into existing commercial aircraft and are being installed in today's growing fleet of new commercial aircraft.

        The electronic devices industry is comprised predominantly of military and commercial aerospace applications. Large volume military programs, such as Eurofighter Typhoon, are high revenue generating opportunities, but are few in number and extend over several years. Therefore, it is important for us to also focus on multiple, low volume projects. The IFE&C market is experiencing significant growth, primarily driven by the rapid increase in airline fleets and the retrofitting of existing aircraft.

Communications Equipment

        The communications equipment segment produces a range of network access products and network timing and synchronization products, for public and private communications networks. The following is a description of the major product categories within the electronic devices segment:

  •
  Network Access.  Our network access product category comprise a wide range of LAN/WAN interconnection equipment and systems over copper, fiber or wireless network, covering speed ranges from asynchronous to STMx using state of the art technologies. We provide a combination of proprietary products and third party products to meet customer requirements. Products are targeted to key markets such as military, utilities, government administration, and point of sale and service providers primarily in Europe and North Africa.

  •
  Timing and Synchronization.  Our Timing and Synchronization category comprises a range or timing products for central office, but especially for the outer edges of service provider networks ("Edge Network"), which provide both primary reference sources and secondary holder systems.

    Products are targeted to key markets such as telephone companies, military, government administration, and utility companies, primarily in the U.S. and, beginning in 2007, to the International market.

        The communications equipment segment is "end user product" based with a traditional cycle of internally funded development and marketing prior to selling via direct and indirect sales channels. Manufacturing is primarily outsourced. Our communications equipment is used in a broad range of applications for military (defense and homeland security), utility companies and independent and national telecommunications carriers.

        The communications equipment industry is extremely competitive, with the primary growth expected to be in Next Generation Network ("NGN") applications. The NGN merges the transmission of data, voice, video and other media onto a single network. We believe that this will be the standard network infrastructure for the next 10 to 20 years. As competition to deliver content over the NGN grows, so does the need for precise timing and synchronization. To be competitive in this market, service providers must focus on performance. We believe that quality of transmission will be a significant competitive differentiator. Precise time synchronization is an essential component for the reliable transport and switching necessary to deliver smooth transmission of voice, video and data, as well as a new generation of services and applications that will emerge. We are highly focused on this market. Our latest generation timing and synchronization products provide significant cost, space saving and capacity advantages, particular for Edge Network applications, as well as providing the platform with which to address central office requirements.

Business Strategy

        We pursue a product and geographic diversification strategy, balancing the risks of each of our business groups. We accomplish this by identifying markets where we have specific expertise. The strategy is to increase revenue and earnings, while continuing to focus on reinforcing core business and operating as international business units to maximize the return on our worldwide presence. In order to do so, EMRISE is implementing a three-point strategy for growth:.

  •
  Focus on the continued development of our core electronic devices business within the commercial and military aerospace market through the introduction of new, unique and market leading products, the development of our existing customer base and the expansion of geographical markets for our power conversion products.

  •
  Focus on the development of an expanded range of synchronization and timing systems for the U.S. and other international markets while supplementing our line of transmission and network access products with higher bandwidth technologies and building on our knowledge and experience of secure encryption to address new markets and broaden product application through added features.

  •
  Growth of our rotary switch product line through licensing and direct sales.

        Our business strategy is to promptly react to changes in the marketplace and we believe that the potential of our newest data, voice and video products places us in this strategic position. Additionally, we are focusing our product offerings within high growth markets such as IFE&C, Edge Network communications timing and synchronization and other network access applications. We have built a worldwide base of customers, including many of the Fortune 100 companies in North America and many similar companies in Europe and Asia, which conduct business in markets served by EMRISE.

        We expect to significantly increase our sales in the IFE&C market over the next five years. This increase is expected to be driven, in large part, by what we believe to be a rapid increase in aircraft fleets and by an increase in the number of aircraft to be retrofitted with newer IFE&C systems. Virgin America and Delta, among others, now offer customers a wide range of in-flight entertainment features including movies, live satellite television, games, maps and a large selection of music through an interactive entertainment system at each seatback on the majority of domestic U.S. flights. Other U.S. carriers are also testing and installing IFE&C systems. Further, in nearly all cases, domestic and international carriers have announced plans to upgrade their fleets with some form of new IFE&C systems, especially for long-haul domestic and/or international routes.

        We also believe that the market for Edge Network timing and synchronization products will increase rapidly over the next five years. This growth trend is being driven, in part, by the need to provide greater network security and redundancy in public and private communications networks, the increasing penetration of major cable companies into the local and long distance services market and by the proliferation of mobile phone video traffic requiring more accurate timing.

        In addition to our primary focus on the IFE&C and Edge Network markets, we plan to continue to expand our military and defense business, which has formed a large and stable platform for our electronic devices business. In addition, we plan to continue to seek out opportunities for synergistic and accretive acquisitions, particularly for this segment.

Customers

        We sell our commercial and military electronic devices primarily to OEMs, including manufacturers of aerospace and defense systems and industrial instruments. During 2007, our top five electronics devices customers in terms of revenues were Panasonic, Rockwell Collins, Inc., Selex Airborne Systems, Thales, and BAE Systems. We sell our communications equipment to public, private and corporate telecommunications service providers and end users, including telephone companies, internet service providers, cable service providers and numerous other communications service providers. During 2007, our top five communications equipment customers, in terms of revenues, were Power & Telephone, Harris Corporation, Graybar, Motorola and Cherry & White.

        We have a well diversified customer base for both our electronic device products and our communications equipment products. During 2007 and 2006, no customer accounted for 10% or more of our total net sales during those periods.

Sales, Marketing and Customer Support

        We market and sell our products through our operating subsidiaries within both of our operating segments. Our sales force consists primarily of engineers and technical professionals. Our sales professionals in each country within which we operate are highly knowledgeable about their respective markets, customer operations and strategies and regulatory environments. We provide extensive training and ongoing professional development and education, which we believe significantly enhances the ability for our sales and marketing staff to build long-standing customer relationships as they are more consultant in nature and can communicate back to us valuable input on systems and features our customers desire in future products.

        Our electronic devices products are sold through a combination of direct sales and third-party distributors. We sell our electronic devices primarily to original equipment manufacturers ("OEM") and system integrators in the military and commercial aerospace, industrial electronics industries. We typically have long-term relationships with our customers within our electronic devices segment and projects and programs often span multiple years, with military programs sometimes in excess of 10 years. We obtain revenues through long-term orders and repeat business from our existing customers, marketing of subsystem assemblies that incorporate our own and third party products to our existing customers, and by entering new product markets, such as the IFE&C market and new geographic markets. Through our Japanese subsidiary, we are able to market our digital and rotary switches into the Japanese market and other highly industrialized Asian countries.

        Military and defense customers generally require our products to be formally qualified for their application. The total system will then typically undergo flight qualification or equivalent. A further development or prototyping phase may follow to meet additional requirements. This can lead to lengthy approval cycles and very long prototype phases, sometimes of several years prior to the unit entering production. As a result of these long approval cycles, the overall program is subject to external political and economic constraints over which we have little control and which makes sales forecasting difficult. After a customer has approved our product for purchase, there are considerable barriers to entry due to the need to re-qualify the application for any new prospective supplier. Therefore, once qualified, our products typically enjoy a long production life.

        Our communications equipment products are sold primarily through a combination of our local in-house sales force and third-party distributors. We sell our communications devices primarily to large communication service providers as well as resellers and value added resellers and, in Europe, to military customers. Communications service providers generally commit significant resources to an evaluation of our and our competitors' products and require each vendor to expend substantial time, effort and money educating them about the value of the vendor's solutions and, in many cases, to qualify products for their networks. Consequently, sales to this type of customer generally require an extensive sales effort throughout the prospective customer's organization and final approval by an executive officer or other senior level employee. The result is lengthy sales and approval cycles, which make sales forecasting difficult. In addition, even after a customer has approved our product for purchase, future purchases are uncertain because while we generally enter into long-term supply agreements with our customers, these agreements do not require specific levels of purchases.

        Delays associated with potential customers' internal approval and contracting procedures, procurement practices, testing and acceptance processes are common and may cause potential sales of our communications products to be delayed or foregone. As a result of these and related factors, the sales cycle of new products for large customers typically ranges from six to twelve months or more. In addition, we have some distribution channels that generally are box stocking distributors with significant independent sales forces selling our products to final customers, integrators and other resellers on a regional and nationwide basis. We perform product applications training for our distributor and reseller workforce and funnel many of the leads we generate to the distribution channels for their follow-up and closure.

Competition

        We believe that our competitive advantage is founded on the application of leading edge technology and quality of our products, our ability to quickly address and adapt to individual customer requirements, the strength of our distribution channels, and our compliance with government and industry standards. The electronic devices market is highly fragmented and composed of a diverse group of OEMs. Nonetheless, we believe that our significant experience in the industry and the customized nature of our products have acted as barriers to entry for other potential competitors and have assisted us in establishing ourselves as a sole source supplier on existing production programs for many of the digital and rotary switches that we sell. Our RF devices and power supplies enjoy a similar position in the military and defense markets with high barriers to entry after the product has been qualified. Competition for development programs includes multinational and local engineering and manufacturing companies including customer in-house facilities. Competitors in this segment include Esterline/Janco, AML, Vicor and Interpoint/Grenson, among others. Our RF devices and power supplies are similarly positioned in the IFE&C markets. Competitors in this market include Panasonic, Thales and a number of smaller niche specialists.

        The communications equipment market is intensely competitive and subject to rapid technological change, evolving industry standards and regulatory developments. Our principal competitors within this segment include Symmetricom, Frequency Electronics and Oscilloquartz for timing and synchronization products and RAD, Zhone/Paradyne and Patton Electronics Corporation, among others, for other network access products. The design of many of our network access products enables us to offer numerous product combinations to our customers and to serve both central site data communications needs and remote access sites on both the enterprise-wide and single location level. We believe that this design flexibility helps us to excel at many of the above competitive factors by enabling us to offer quality products that meet and are adaptable to evolving customer requirements, technologies and government and industry standards.

        Most of our competitors have greater sales, marketing, technological, research and financial resources than we do. Our competitors' advantage with regard to these resources may reduce our ability to obtain or maintain market share for our products in cases where our competitors are better able than we are to satisfy the above competitive factors.

Backlog

        At December 31, 2007, our backlog of firm, unshipped orders was approximately $25.3 million. This backlog was related approximately 94% to our electronic devices business, which tends to provide us with long lead-times for our manufacturing processes due to the custom nature of the products, and approximately 6% to our communications equipment business, the majority of which portion relates to our network access and communications timing and synchronization and test equipment products. Of these backlog orders, we anticipate fulfilling approximately 75% of our electronic devices orders and 100% of our communications equipment orders in 2008. However, we cannot provide assurance that we will be successful in fulfilling these orders in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

Warranties

        Generally, our products carry a standard one-year, limited parts and labor warranty. In certain circumstances, we provide a two-year limited parts and labor warranty on our network access products. We offer extended warranties beyond two years for an additional cost to our customers. Products returned under warranty typically are tested and repaired or replaced at our option. Historically, we have not experienced significant warranty costs or returns. However, we cannot provide assurance that this will continue to be the case or that disputes over devices or other materials or workmanship will not arise in the future.

Product Development and Engineering

        Our product development and engineering activities during 2007 and 2006 primarily related to new product development for communication network access and timing and synchronization products, our new rotary switch product line, and RF and power conversion devices, including our IFE&C product line. We expended $2.3 million in 2007 and $3.1 million in 2006 in conducting our product development and engineering activities. The investments we are making in product development and engineering are designed to increase our range of product offerings to our customers, keep up with the technological and regulatory changes in our industry and anticipate and satisfy our customers' preferences and requirements. We continually review and evaluate technological and regulatory changes that will affect our products and seek to offer products and capabilities that solve our customers' operational challenges and improve their efficiency.

Manufacturing, Assembly and Quality Assurance

        Our network access products, communication timing and synchronization products and communications test instruments generally are assembled from outsourced subassemblies, with final assembly, configuration and quality testing performed in house. We believe that outsourcing lowers our manufacturing costs, in particular our components and labor costs, provides us with more flexibility to scale our operations to meet changing demand, and allows us to focus our engineering resources on new product development and product enhancements.

        We manufacture our electronic devices through a combination of in-house and external processes depending on the product, application and volume. We maintain broad mechanical and electronic assembly capabilities such as injection molding, fabrication, machining and surface mount technology, which are utilized to maintain our flexibility to produce small volume batch products and prototypes. Many of the remaining portions of manufacturing, including assembly of our more standardized power supplies is outsourced. Although many of our electronic devices incorporate standard designs and specifications, products are nevertheless built to customer order. This approach, which avoids the need to maintain a large finished goods inventory, is possible because of the custom nature of the products. Our electronic devices segment produces products in one-piece to several hundred-piece batches, with a typical lead time between 6 and 30 weeks. The lead-time is predominantly to source sub-component piece parts such as electronic components, mechanical components and services. Typical build time is six to eight weeks from receipt of external components, but can, at times, extend to 26 weeks or more.

        We operate seven manufacturing and assembly facilities worldwide. All of these operations, except the operations of our subsidiary, RO Associates ("RO"), are certified as ISO 9001 or 9002 compliant. Our RO operations maintain a formally documented quality system.

        The purchased components we use to build our products are generally available from a number of suppliers. We rely on a number of limited-source suppliers for specific components and parts. We do not have long-term supply agreements with these vendors. In general, we make advance purchases of some components to ensure an adequate supply, particularly for products that require lead-times of up to 36 weeks to manufacture. If we were required to locate new suppliers or additional sources of supply, we could experience a disruption in our operations or incur additional costs in procuring required materials.

Intellectual Property

        We regard our software, hardware and manufacturing processes as proprietary and rely on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. We have secured a U.S. and foreign patent for a low profile rotary switch product and we have filed patent applications, and intend to file additional patent applications in the future, for various other products with the U.S. Patent and Trademark Office and in the European Union, Japan, Canada and Brazil. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford some limited protection. The laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the U.S. Our research and development and manufacturing process typically involves the use and development of a variety of forms of intellectual property and proprietary technology. In addition, we incorporate technology and software that we license from third party sources into our products. These licenses generally involve a one-time fee and no time limit, but in some cases may involve ongoing licensing fees or royalties based on future sales. We believe that alternative technologies for this licensed technology are available both domestically and internationally and we intend to expand these licensing opportunities in the future. In addition, we believe that some opportunities may exist to license our own technology or products to other parties in the future. We intend to pursue these opportunities to the extent they benefit us.

        We may receive in the future notices from holders of patents that raise issues as to possible infringement by our products. Questions of infringement and the validity of patents in the fields of communications and information technology involve highly technical and subjective analyses. These kinds of proceedings are time consuming and expensive to defend or resolve, result in substantial diversion of management resources, cause product shipment delays or could force us to enter into royalty or license agreements rather than dispute the merits of the proceeding initiated against us. At this time, we are not aware of any infringement notices.

Government Regulation and Industry Standards and Protocols

        We design our products to comply with a significant number of industry standards and regulations, some of which are evolving as new technologies are deployed. In the U.S., our products must comply with various regulations defined by the U.S. Federal Communications Commission, or FCC, and Underwriters Laboratories as well as industry standards such as the Network Electronic Build Standards, or NEBS, established by Telcordia Technologies, Inc., formerly Bellcore, and those developed by the American National Standards Institute. Internationally, our products must comply with standards established by the European Committee for Electrotechnical Standardization, the European Committee for Standardization, the European Telecommunications Standards Institute and telecommunications authorities in various countries, as well as with recommendations of the International Telecommunications Union. The failure of our products to comply, or delays in compliance, with the various existing and evolving standards could negatively affect our ability to sell our products. Our products for the military markets are typically type tested and require the production of a first article and other prototypes, which are subject to testing to meet specific customer and government regulations governing operating environment, performance and operational capability.

        Our product lines are subject to statutes governing safety and environmental protection. We believe that we are in substantial compliance with these statutes and are not aware of any proposed or pending safety or environmental rule or regulation that, if adopted, would have a material effect on our business or financial condition.

Seasonality

        There are no significant seasonal aspects to our business, except that purchases of our communications equipment by public communications carriers tend to be higher than average at the end of the year and lower than average during the first quarter of each year because their capital equipment budgets typically are not approved until late in the first quarter.

Employees

        As of March 14, 2008, we employed approximately 300 persons in our various divisions and subsidiaries. None of our employees are represented by labor unions, and there have not been any work stoppages at any of our facilities. We believe that our relationship with our employees is good.

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

Risks Related to Our Business

We incurred a net loss in 2007 and 2006 and may incur losses in the future. If we continue to incur losses, we will experience negative cash flow, which may hamper our operations, may prevent us from expanding our business and may cause our stock price to decline.

        We incurred a $1.9 million net loss for 2007 and a $3.6 million net loss for 2006. We expect to rely on cash on hand, cash generated from our operations and existing and future financing activities to fund the cash requirements of our business. If our net losses continue, we will experience negative cash flow, which may hamper current operations and may prevent us from expanding our business. We may be unable to attain, sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve, sustain or increase profitability, our stock price may decline.

Our lack of long-term purchase orders or commitments may adversely affect our business if demand is reduced.

        During 2007, the sale of electronic devices accounted for approximately 71% of our total net sales, and the sale of communications equipment and related services accounted for approximately 29% of our total net sales. In some cases we have long-term contracts with our electronic devices and communications equipment customers that cover the general terms and conditions of our relationships with them but that do not include long-term purchase orders or commitments. Rather, our customers issue purchase orders requesting the quantities of products they desire to purchase from us, and if we are able and willing to fill those orders, then we fill them under the terms of the contracts. Accordingly, we cannot rely on long-term purchase orders or commitments to protect us from the negative financial effects of reduced demand for our products that could result from a general economic downturn, from changes in the electronic devices and communications equipment industries, including the entry of new competitors into these markets, from the introduction by others of new or improved technology, from an unanticipated shift in the needs of our customers, or from other causes.

We have material weaknesses in our internal control over financial reporting structure which until remedied, may cause errors in our financial statements that could require a restatement or our filings may not be timely and investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.

        We have identified three material weaknesses in our internal control over financial reporting and cannot assure you that additional material weaknesses will not be identified in the future. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely and investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.

        Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each year, and to include a management report assessing the effectiveness of our internal control over financial reporting in each Annual Report on Form 10-K.

        We have identified the following three material weaknesses in our internal control over financial reporting: (i) we did not effectively implement comprehensive entity-level internal controls, (ii) we did not maintain effective controls over changes to critical financial reporting applications and over access to these applications and related data, and (iii) we did not maintain a sufficient level of information technology personnel to execute general computing controls over our information technology structure. See "Controls and Procedures."

        Our management, including our Chief Executive Officer and Vice President Finance and Administration, does not expect that our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

        As a result, we cannot assure you that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations regarding disclosure controls and the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to timely meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

The unpredictability of our quarterly operating results may cause the price of our common stock to fluctuate or decline.

        Our quarterly operating results have varied significantly in the past and will likely continue to do so in the future due to a variety of factors, many of which are not within our control. Our operating results from our communications equipment segment tend to be less stable and predictable than our operating results from our electronic devices segment.

        The cyclical nature of the communications equipment business due to the budgetary cycle of telephone companies has had and will likely continue to have, for the foreseeable future, an effect on our quarterly operating results. Telephone companies generally obtain approval for their annual budgets during the first quarter of each calendar year. If a telephone company's annual budget is not approved early in the calendar year or is insufficient to cover its desired purchases for the entire calendar year, we are unable to sell products to the telephone company during the period of the delay or shortfall. In addition, these budgets historically tend to vary significantly year by year depending on a variety of factors, including overall economic conditions. A significant reduction in any one customer's or group of customer's budgets could severely reduce our overall sales, profits and cash flows in the future.

        Our electronic devices sales are often made in conjunction with military contracts. The timing of required deliveries under these contracts can be delayed based on issues related to the overall military contract, which can cause delays in our shipment schedules, revenue recognition, profits and cash flows.

        Quarter-to-quarter fluctuations may also result from the uneven pace of technological innovation, the development of products responding to these technological innovations by us and our competitors, our customers' acceptance of these products and innovations, the varied degree of price, product and technological competition and our customers' and competitors' responses to these changes.

        Due to these factors and other factors, including changes in general economic conditions, we believe that period-to-period comparisons of our operating results will not necessarily be meaningful in predicting future performance. If our operating results do not meet the expectations of investors, our stock price may fluctuate or decline.

The sales cycles of some of our products are lengthy, exposing us to the risks of delays, foregone orders and fluctuations in operating results.

        Sales of some of our products depend upon potential customers' internal approval and contracting procedures, procurement practices, and testing and acceptance processes, all of which involve require a significant amount of time. As a result of these and related factors, the sales cycle of many of our products, especially for large customers, typically ranges from six to twelve months or more. Lengthy sales cycles subject us to risks of delays, foregone orders and fluctuations in operating results.

Most of our competitors have greater resources than us. In order to compete successfully, we must keep pace with our competitors in anticipating and responding to the rapid changes involving the electronic devices and communications equipment industries.

        Our future success depends, in part, upon our ability to enhance our current products and services and to develop and introduce new products and services that keep pace with technological developments, respond to the growth in the electronic devices and communications equipment markets in which we compete, encompass evolving customer requirements, and to provide a broad range of products and achieve market acceptance of our products. Most of our existing and potential competitors have larger technical staffs, more established and larger marketing and sales organizations and significantly greater financial resources than we do. Our lack of resources relative to our competitors may cause us to fail to anticipate or respond adequately to technological developments and customer requirements or to experience significant delays in developing or introducing new products and services. These failures or delays could reduce our competitiveness, revenues, profit margins or market share, cash flow and stock price.

We rely heavily on our management, and the loss of their services could adversely affect our business.

        Our success is highly dependent upon the continued services of key members of our management, including Carmine T. Oliva, our Chairman of the Board, President, and Chief Executive Officer, Graham Jefferies, our Executive Vice President and Chief Operating Officer and John Donovan, our Vice President Finance and Administration. Mr. Oliva co-founded EMRISE Electronics and has developed personal contacts and other skills that we rely upon in connection with our financing, acquisition and general business strategies. Mr. Jefferies is a long-time employee of EMRISE who we have relied upon in connection with our acquisitions in England and who fulfills significant operational responsibilities in connection with our foreign and domestic operations. Mr. Donovan was hired during 2007 to provide us with his extensive experience in financial reporting and compliance. The loss of Mr. Oliva, Mr. Jefferies or Mr. Donovan, or one or more other key members of management could adversely affect us. Although we have entered into employment agreements with each of our executive officers, those agreements do not guarantee continued employment of these individuals. We maintain key-man life insurance on Mr. Oliva and Mr. Jefferies. However, we cannot provide any assurance that we will be able to maintain this insurance in effect or that the coverage will be sufficient to compensate us for the loss of the services of Mr. Oliva or Mr. Jefferies.

Our acquisition strategy may result in unanticipated accounting charges or otherwise adversely affect our results of operations, and result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of acquired companies or businesses, or be dilutive to existing shareholders.

        A key element of our business strategy involves expansion through the acquisitions of businesses, assets, products or technologies that allow us to complement our existing product offerings or expand our market coverage. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets.

        Acquisitions may require significant capital infusions, typically entail many risks, and could result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of acquired companies or businesses. We have in the past and may in the future experience delays in the timing and successful integration of an acquired company's technologies and product development through volume production, unanticipated costs and expenditures, changing relationships with customers, suppliers and strategic partners, or contractual, intellectual property or employment issues. In addition, key personnel of an acquired company may decide not to work for us. These challenges could disrupt our ongoing business, distract our management and employees, harm our reputation and increase our expenses. These challenges are magnified as the size of the acquisition increases. Furthermore, these challenges would be even greater if we acquired a business or entered into a business combination transaction with a company that was larger and more difficult to integrate than the companies we have historically acquired.

        Acquisitions may require large one-time charges and can result in increased debt or contingent liabilities, adverse tax consequences, additional stock-based compensation expense, and the recording and later amortization of amounts related to certain purchased intangible assets, any of which items could negatively impact our results of operations. In addition, we may record goodwill in connection with an acquisition and incur goodwill impairment charges in the future. Any of these charges could cause the price of our common stock to decline.

        Acquisitions or asset purchases made entirely or partially for cash may reduce our cash reserves or require us borrow additional amounts under our credit facility. Depending on the circumstances, we may seek to obtain additional cash to fund an acquisition by selling equity or debt securities. Any issuance of equity or convertible debt securities may be dilutive to our existing shareholders. In addition, the equity or debt securities that we may issue could have rights, preferences or privileges senior to those of our common stock.

        We cannot assure you that we will be able to consummate any pending or future acquisitions or that we will realize any anticipated benefits from these acquisitions. We may not be able to find suitable acquisition opportunities that are available at attractive valuations, if at all. Even if we do find suitable acquisition opportunities, we may not be able to consummate the acquisitions on commercially acceptable terms, and any decline in the price of our common stock may make it significantly more difficult and expensive to initiate or consummate additional acquisitions.

As our international business expands, we are increasingly exposed to various legal, business, political and economic risks associated with our international operations.

        International sales accounted for 56.7% and 50.2% of our net sales in 2007 and 2006, respectively. We undertake various sales and marketing activities through our facilities in England, France and Japan. We intend to continue to expand our international business activities. The continuing effects of the war in Iraq and terrorist attacks in the U.S. and abroad, the resulting heightened security, and the increasing risk of extended international military conflicts may adversely impact our international sales and could make our international operations more expensive. International operations are subject to many other inherent risks, including but not limited to:

  •
  political, social and economic instability;

  •
  exposure to different business practices and legal standards, particularly with respect to intellectual property;

  •
  natural disasters and public health emergencies;

  •
  nationalization of business and blocking of cash flows;

  •
  trade and travel restrictions;

  •
  the imposition of governmental controls and restrictions;

  •
  burdens of complying with a variety of foreign laws;

  •
  import and export license requirements and restrictions of the U.S. and each other country in which we operate;

  •
  unexpected changes in regulatory requirements;

  •
  foreign technical standards;

  •
  changes in taxation and tariffs;

  •
  difficulties in staffing and managing international operations;

  •
  fluctuations in currency exchange rates;

  •
  difficulties in collecting receivables from foreign entities or delayed revenue recognition; and

  •
  potentially adverse tax consequences.

        Any of the factors described above may have a material adverse effect on our ability to increase or maintain our foreign sales.

If we are unable to fulfill backlog orders due to circumstances involving us or one or more of our suppliers or customers, our anticipated results of operations will suffer.

        As of December 31, 2007, we had $25.3 million in backlog orders for our products. Backlog orders represent revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. Our backlog orders are due, in large part, to the long lead-times associated with our electronic device products, which products generally are custom built to order. We cannot provide assurance that we will be successful in fulfilling orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog. Factors that could affect our ability to fulfill backlog orders include difficulty we may experience in obtaining raw materials or sub-assemblies from suppliers, whether due to obsolescence, production difficulties on the part of suppliers or other causes, or customer-induced delays and product holds. Our anticipated results of operations and cash flows will suffer to the extent we are unable to fulfill backlog orders within the timeframes we establish, particularly if delays in fulfilling backlog orders cause our customers to reduce or cancel their orders.

If our products fail to comply with evolving government and industry standards and regulations, we may have difficulty selling our products.

        We design our products to comply with a significant number of industry standards and regulations, some of which are evolving as new technologies are deployed. Our products must comply with various regulations defined by the FCC and Underwriters Laboratories, the American National Standards Institute, among others as well as industry standards such as those established by Telcordia Technologies, Inc. (communications), Federal Aviation Authority (aerospace) and Boeing. Internationally, our products must comply with standards established by the European Committee for Electrotechnical Standardization, the European Committee for Standardization, the European Telecommunications Standards Institute, and telecommunications authorities in various countries as well as with recommendations of the International Telecommunications Union, Airbus and various Civil Aviation Authorities, among others. The failure of our products to comply, or delays in compliance, with the various existing and evolving standards could negatively affect our ability to manufacture and/or sell our products in the future.

Our business could suffer if we are unable to obtain components of our products from outside suppliers.

        The major components of our products include circuit boards, microprocessors, chipsets and memory components. Most of these components are available from multiple sources. However, we currently obtain some components used in our products from single or limited sources. Some modem chipsets used in our data communications equipment products have been in short supply and are frequently on allocation by semiconductor manufacturers and some military components are specified to extreme and harsh environment and special packaging. We have, from time to time, experienced difficulty in obtaining some components. We do not have guaranteed supply arrangements with any of our suppliers, and there can be no assurance that our suppliers will continue to meet our requirements. Further, disruption in transportation services as a result of threatened or actual terrorist attacks, weather related delays, labor issues or other causes could result in increased costs and/or delays in both our receipt of components and shipment of products to our customers. If our existing suppliers are unable to meet our requirements, we could be required to alter product designs to use alternative components or, if alterations are not feasible, we could be required to eliminate products from our product line.

        Shortages of components could not only limit our product line and production capacity but also could result in higher costs due to the higher costs of components in short supply or the need to use higher cost substitute components. Significant increases in the prices of components could adversely affect our results of operations because our products compete on price and, therefore, we may not be able to adjust product pricing to reflect the increases in component costs. Also, an extended interruption in the supply of components or a reduction in their quality or reliability would adversely affect our financial condition, results of operations and cash flows by impairing our ability to timely deliver quality products to our customers. Delays in deliveries due to shortages of components or other factors may result in cancellation by our customers of all or part of their orders.

Financial statements of our foreign subsidiaries are prepared using the relevant foreign currency that must be converted into U.S. dollars for inclusion in our consolidated financial statements. As a result, exchange rate fluctuations may adversely affect our reported results of operations.

        We have established and acquired international subsidiaries in England, France and Japan that prepare their balance sheets in the relevant local foreign currency. In order to be included in our consolidated financial statements, these balance sheets are converted, at the then current exchange rate, into U.S. dollars, and the statements of operations are converted using weighted average exchange rates for the applicable period. Accordingly, fluctuations of the foreign currencies relative to the U.S. dollar could affect our consolidated financial statements. Our exposure to fluctuations in currency exchange rates has increased as a result of the growth of our international subsidiaries. Sales of our products and services to customers located outside of the U.S. accounted for approximately 56.7% and 50.2% of our net sales for 2007 and 2006, respectively. We use derivatives to manage foreign currency rate risk for certain sales shipped from England. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. Net foreign exchange translation gains and losses included in other income and expense in our consolidated statements of operations resulted in an $83,000 gain for 2007 and a $343,000 loss for 2006.

Because we believe that proprietary rights are material to our success, misappropriation of these rights could adversely affect our financial condition.

        Our future success will be highly dependent on proprietary technology, particularly in our communications equipment business. However, we do not hold any patents and we currently rely on a combination of contractual rights, copyrights, trademarks and trade secrets to protect our proprietary rights in this area. Our management believes that because of the rapid pace of technological change in the industries in which we operate, the legal intellectual property protection for our products is a less significant factor in our success than the knowledge, abilities and experience of our employees, the frequency of our product enhancements, the effectiveness of our marketing activities and the timeliness and quality of our support services. Consequently, we rely to a great extent on trade secret protection for much of our technology. However, there can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors or customers will not independently develop comparable or superior technologies or obtain unauthorized access to our proprietary technology. Our financial condition would be adversely affected if we were to lose our competitive position due to our inability to adequately protect our proprietary rights as our technology evolves.

Risks Related to Our Common Stock

Our common stock may be delisted from NYSE Arca, which could decrease the market price of our common stock and make it more difficult to dispose of or obtain quotations for our common stock.

        On November 13, 2007, NYSE Arca Equities, Inc. advised us that our common stock had failed to maintain the required minimum price of $1.00 per share as required by NYSE Arca Equities Rule 5.5(h)(4). On December 21, 2007, NYSE Arca Equities, Inc. advised us that they had approved a six-month cure period commencing on November 13, 2007. By the end of this six-month cure period on May 13, 2008, we must have achieved a minimum $1.00 share price and a $1.00 average share price over the 30 trading days immediately preceding May 13, 2008 in order to maintain our listing. If we fail to achieve these minimum requirements, our common stock will be delisted from trading by the NYSE Arca. If delisting occurs, shares of our common stock will trade on the OTC Bulletin Board and, as a result, trading in shares of our common stock could decrease substantially, the market price of our common stock could decline further, and our shareholders could lose some or all of their investment.

Our common stock price has been volatile, which could result in substantial losses for investors purchasing shares of our common stock and in litigation against us.

        The market prices of securities of technology-based companies have been and will likely continue to be highly volatile. The market price of our common stock has fluctuated significantly in the past. During 2007, the high and low closing sale prices of a share of our common stock were $1.31 and $0.61, respectively. Between January 1, 2007 and March 14, 2008, the high and low closing sale prices of a share of our common stock were $1.31 and $0.49, respectively. The market price of our common stock may continue to fluctuate in response to the following factors, many of which are beyond our control:

  •
  changes in market valuations of similar companies and stock market price and volume fluctuations generally;

  •
  economic conditions specific to the electronic devices or communications equipment industries;

  •
  announcements by us or our competitors of new or enhanced products, technologies or services or significant contracts, acquisitions, strategic relationships, joint ventures or capital commitments;

  •
  delays in our introduction of new products or technological innovations or problems in the functioning of these new products or innovations;

  •
  third parties' infringement of our intellectual property rights;

  •
  changes in our pricing policies or the pricing policies of our competitors;

  •
  foreign currency translations gains or losses;

  •
  regulatory developments;

  •
  fluctuations in our quarterly or annual operating results;

  •
  additions or departures of key personnel;

  •
  future sales of our common stock or other securities; and

  •
  perception and confidence of investors regarding future prospects for EMRISE.

        The price at which you purchase shares of common stock may not be indicative of the price of our stock that will prevail in the trading market. You may be unable to sell your shares of common stock at or above your purchase price, which may result in substantial losses to you. Moreover, in the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources and could have a significant impact on profitability, future cash flows and stock price.

Future sales of shares of our common stock by our stockholders could cause our stock price to decline.

        We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of common stock for sale will have on the market price prevailing from time to time. As of March 14, 2008, we had outstanding 38.3 million shares of common stock and options and warrants to purchase an aggregate of 8.7 million shares of common stock. A substantial number of these shares are eligible for public resale. Sales of shares of our common stock in the public market, or the perception that those sales may occur, could cause the trading price of our common stock to decrease or to be lower than it might be in the absence of those sales or perceptions.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        As of March 14, 2008, we leased or owned approximately 173,000 square feet of administrative, engineering, production, storage and shipping space. All of this space was leased from third parties other than our facility located in Abondant, France, which is owned by us. The following table represents the Company's leased properties as of December 31, 2007:

Business Unit	Location	Segment	Use	Approximate Size
EMRISE Corporation	Rancho Cucamonga, CA, U.S.	corporate headquarters	Administration	5,400 sq. feet
EMRISE Electronics Corporation	Rancho Cucamonga, CA, U.S.	electronic devices	Administration, Engineering and Manufacturing	15,745 sq. feet
EMRISE Electronics Corporation (Circuits Division)	Monrovia, CA, U.S.	electronic devices	Administration, Engineering and Manufacturing	10,500 sq. feet
XCEL Power Systems, Ltd. and EMRISE Electronics Ltd.	Ashford, Kent, England	electronic devices	Administration, Engineering and Manufacturing	28,000 sq. feet
XCEL Japan, Ltd.	Tokyo, Japan	electronic devices	Sales	1,433 sq. feet
CXR Larus Corporation and RO Associates	San Jose, CA, U.S.	electronic devices and communications equipment	Administration, Engineering, Manufacturing and Testing	30,000 sq. feet
Pascall Electronics Limited	Ryde, Isle of Wight, England	electronic devices	Administration, Engineering and Manufacturing	35,000 sq. feet
CXR Anderson Jacobson	Antony, France	communications equipment	Administration	743 sq. feet

        We believe that these facilities are suitable for the purposes for which we use them. We believe that we have sufficient facilities to conduct and grow our operations during 2008. However, we will continue to evaluate the purchase or lease of additional properties, as our business requires.

Item 3.    Legal Proceedings.

        We are not a party to any material pending legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders.

        On December 12, 2007, we held our 2007 Annual Stockholder's Meeting. The total number of outstanding votable shares was 38,254,250. Our stockholders were asked to consider and vote upon the following three proposals:

  (1)
  Re-election of Laurence P. Finnegan Jr. as a Class II director to serve a three-year term.

  (2)
  Ratification of the adoption of the EMRISE Corporation 2007 Stock Incentive Plan.

  (3)
  Ratification of the selection of Hein & Associates LLP as our independent registered public accountants to audit our consolidated financial statements for 2007.

        Results of the vote were as follows:

Proposal	For	Against	Withheld
(1)	31,129,466	—	502,781
(2)	11,558,728	4,753,606	303,702
(3)	31,328,050	79,744	224,453

        As a result, Mr. Finnegan was re-elected to serve as a Class II member of our board of directors. Carmine T. Oliva, Otis W. Baskin, and Richard E. Mahmarian continued to serve on our board of directors following the meeting. Additionally, the adoption of the EMRISE Corporation 2007 Stock Incentive Plan was ratified and the selection of our independent registered public accounting firm to audit our consolidated financial statements for 2007 was ratified.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price and Holders

        Our common stock has traded on NYSE Arca since March 8, 2006, under the symbol "ERI." For the period from August 10, 2005 through March 7, 2006, our common stock traded on the Archipelago Exchange(SM) (ArcaEx®), a facility of the Pacific Exchange®, under the symbol "ERI." The table below shows, for each fiscal quarter indicated, the high and low closing prices on NYSE Arca and the Pacific Exchange, as the case may be, for shares of our common stock. The prices shown reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	High	Low
Year ended December 31, 2007
First	$1.31	$1.06
Second	$1.25	$1.08
Third	$1.23	$0.83
Fourth	$0.92	$0.61
Year ended December 31, 2006
First	$1.55	$0.94
Second	$1.14	$0.74
Third	$1.15	$0.66
Fourth	$1.10	$0.89

        As of March 14, 2008, we had outstanding 38,254,250 shares of common stock outstanding held of record by approximately 3,000 stockholders. These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners. On March 14, 2008, the closing sale price of our common stock on NYSE Arca was $0.80 per share.

Dividend Policy

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

Recent Sales of Unregistered Securities

        On November 30, 2007, we issued a warrant to purchase 2,909,090 shares of our common stock to Private Equity Management Group, Inc., an affiliate of our primary lender, in connection with our entry into a new credit facility. The warrant has an exercise price of $1.10 per share and will expire 7 years after the date of issuance.

        Exemption from the registration provisions of the Securities Act for the transaction described above is claimed under Section 4(2) of the Securities Act, among others, on the basis that such transaction did not involve any public offering and the purchaser was accredited or sophisticated with access to the kind of information registration would provide. Appropriate investment representations were obtained, a warrant certificate was issued with restricted stock legends, and/or stop transfer orders were placed with our transfer agent.

Item 6.    Selected Financial Data.

        Not applicable.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion should be read in conjunction with our consolidated financial statements and the related notes and the other financial information included elsewhere in this report. This report and the following discussion contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might generate and profits we might earn if we are successful in implementing our business and growth strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

  •
  the projected growth or contraction in the electronic devices and communications equipment markets in which we operate;

  •
  our strategies for expanding, maintaining or contracting our presence in these markets;

  •
  anticipated trends in our financial condition and results of operations;

  •
  our ability to distinguish ourselves from our current and future competitors;

  •
  our ability to secure long term purchase orders;

  •
  our ability to deliver against existing or future backlog;

  •
  technical or quality issues experienced by us, our suppliers and/or our customers;

  •
  failure to comply with existing or future government or industry standards and regulations;

  •
  exposure to and impacts of various international risks including legal, business, political and economic risks associated with our international operations;

  •
  our ability to successfully locate, acquire and integrate any possible future acquisitions;

  •
  our ability to successfully support the working capital needs of our company; and

  •
  our ability to successfully compete against competitors that in many cases are larger than us, have access to significantly more working capital than us and have significant resources in comparison to us.

        We do not undertake to update, revise or correct any forward-looking statements.

        Any of the factors described above or in the "Risk Factors" section above could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

Business Description

        EMRISE designs, manufactures and markets proprietary electronic devices and communications equipment for aerospace, defense, industrial, and communications applications. We have operations in the U.S., England, France and Japan. We conduct our business through two operating segments: electronic devices and communications equipment. Our subsidiaries within our electronic devices segment design, develop, manufacture and market electronic devices for defense, aerospace and industrial markets. Our subsidiaries within our communications equipment segment design, develop, manufacture and market network access equipment, including network timing and synchronization products, for the communications industry.

        Our electronic devices segment produces a range of power systems, RF and microwave devices and electromechanical switches. The electronic devices segment is "project" driven with the majority of revenues being derived from custom products with long life cycles and high barriers to entry. The majority of manufacturing and testing is performed in-house or through sub-contract manufacturers. Our electronic devices are used in a wide range of military airborne, seaborne and land-based systems, in-flight entertainment systems, including the latest next generation IFE&C systems—such as applications for mobile phone, e-mail and internet communications and real time, on-board satellite and broadcast television—which are being retrofitted in existing commercial aircraft and installed in today's growing fleet of new commercial aircraft.

        Our communications equipment segment produces a range of network access products, including network timing and synchronization products, for public and private communications companies. The communications equipment segment is "end user product" based with a traditional cycle of internally funded development and marketing prior to selling via direct and indirect sales channels. Manufacturing is primarily outsourced. Our communications equipment is used in a broad range of applications for military (defense and homeland security), utility companies and independent and national telecommunications carriers.

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

        We recognize revenues from domestic sales of our electronic devices and communications equipment at the point of shipment of those products. An estimate of warranty costs are recorded at the time the revenue is recognized. Product returns are infrequent and require prior authorization because our sales are final and we quality test our products prior to shipment to ensure the products meet the specifications of the binding purchase orders under which those products are shipped. Normally, when a customer requests and receives authorization to return a product, the request is accompanied by a purchase order for a repair or for a replacement product.

        Revenue recognition for products and services provided by our subsidiaries in England depends upon the type of contract involved. Engineering/design services contracts generally entail design and production of a prototype over a term of up to several years, with revenue deferred until each milestone defined in the contract is reached. Production contracts provide for a specific quantity of products to be produced over a specific period of time. Customers issue binding purchase orders or enter into binding agreements for the products to be produced. We recognize revenues on these orders as the products are shipped. Returns are infrequent and permitted only with prior authorization because these products are custom made to order based on binding purchase orders and are quality tested prior to shipment. An estimate of warranty costs are recorded at the time revenue is recognized.

        We recognize revenues for products sold by our French subsidiary at the point of shipment. Customer discounts are included in the product price list provided to the customer. Returns are infrequent and permitted only with prior authorization because these products are shipped based on binding purchase orders and are quality tested prior to shipment. An estimate of warranty costs are recorded at the time revenue is recognized.

        Revenues from services such as repairs and modifications are recognized when the service is completed and invoiced. For repairs that involve shipment of a repaired product, we recognize repair revenues when the product is shipped back to the customer. Service revenues contribute less than 5% of total revenue and, therefore, are considered to be immaterial to overall financial results.

Product Warranty Liabilities

        Generally, our products carry a standard one-year, limited parts and labor warranty. In certain circumstances, we provide a two-year limited parts and labor warranty on our communications test instruments and network access products. We offer extended warranties beyond two years for an additional cost to our customers. Products returned under warranty typically are tested and repaired or replaced at our option. Historically, we have not experienced significant warranty costs or returns.

        We record a liability for estimated costs that we expect to incur under our basic limited warranties when product revenue is recognized. Factors affecting our warranty liability include the number of units sold, historical and anticipated rates of claim and costs per claim. We periodically assess the adequacy of our warranty liability accrual based on changes in these factors.

Inventory Valuation

        Our finished goods electronic devices inventories generally are built to order. Our communications equipment inventories generally are built to forecast, which requires us to produce a larger amount of finished goods in our communications equipment business so that our customers can be served promptly. Our products consist of numerous electronic and other parts, which necessitates that we exercise detailed inventory management. We value our inventory at the lower of the actual cost to purchase or manufacture the inventory (first-in, first-out) or the current estimated market value of the inventory (net realizable value). We perform cycle counts of inventories using an ABC inventory methodology, which groups inventory items into cycle counting categories, or conduct physical inventories at least once a year. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next 12 to 24 months. Additionally, to determine inventory write-down provisions, we review product line inventory levels and individual items as necessary and periodically review assumptions about forecasted demand and market conditions. Any inventory that we determine to be obsolete, either in connection with the physical count or at other times of observation, are reserved for and subsequently written-off. As of December 31, 2007, our total inventory reserves amounted to $6.1 million of which $4.4 million, or 24.6% of total inventory, related to our electronic devices segment and $1.7 million, or 9.8% of total inventory, related to our communications equipment segment.

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

Foreign Currency Translation

        We have foreign subsidiaries that together accounted for approximately 73.2% and 63.5% of our net revenues, 39.5% and 56.4% of our assets and 37.0% and 56.9% of our total liabilities as of and for the years ended December 31, 2007 and 2006, respectively. In preparing our consolidated financial statements, we are required to translate the financial statements of our foreign subsidiaries from the functional currencies in which they keep their accounting records into U.S. dollars. This process results in exchange gains and losses which, under relevant accounting guidance, are included either within our statement of operations under the caption "other income (expense)" or as a separate part of our net equity under the caption "accumulated other comprehensive income (loss)."

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

        Based on our assessment of the factors discussed above, we consider the functional currency of each of our international subsidiaries to be each subsidiary's local currency. Accordingly, we had cumulative translation gains of $1.1 million and $0.7 million that were included as part of accumulated other comprehensive income within our balance sheets at December 31, 2007 and December 31, 2006, respectively. During the year ended December 31, 2007 and 2006, we included translation gains of $0.4 million and $1.6 million, respectively, under accumulated other comprehensive income.

        If we had determined that the functional currency of our subsidiaries was U.S. dollars, these gains would have decreased our net loss for the year ended December 31, 2007 and 2006. The magnitude of these gains or losses depends upon movements in the exchange rates of the foreign currencies in which we transact business as compared to the value of the U.S. dollar. These currencies include the euro, the British pounds sterling and, to a lesser extent, the Japanese yen. Any future translation gains or losses could be significantly higher or lower than those we recorded for these periods.

        A 2.5 million British pounds sterling loan payable from one of our subsidiaries in England to EMRISE was outstanding as of December 31, 2007 ($4.9 million based on the exchange rate at December 31, 2007). Exchange rate losses and gains on the long-term portion of this loan are recorded in cumulative translation gains or losses in the equity section of the balance sheet.

Intangibles, Including Goodwill

        We periodically evaluate our intangibles, including goodwill, for potential impairment. Our judgments regarding the existence of impairment are based on legal factors, market conditions and operational performance of our acquired businesses.

        In assessing potential impairment of goodwill, we consider these factors as well as forecasted financial performance of the acquired businesses. If forecasts are not met, we may have to record additional impairment charges not previously recognized. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of those respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets that were not previously recorded. If that were the case, we would have to record an expense in order to reduce the carrying value of our goodwill. Under Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", we are required to analyze our goodwill for impairment issues at least annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. At December 31, 2007, our reported goodwill totaled $13.1 million. During the year ended December 31, 2007, we did not record any impairment losses related to goodwill and other intangible assets.

Overview

        Overall sales increased 10.7% in 2007 as compared to 2006. Sales were positively affected at our foreign subsidiaries in both of our operating segments, electronics devices and communications equipment, as a result of new contracts for power supplies, new IFE&C products, and network access products. The sales increases experienced by our foreign subsidiaries were partially offset by sales declines experienced by our domestic subsidiaries. While we continue to experience year-over-year decreases in our domestic sales, during the early part of 2008 we have experienced improvements in domestic sales of our power supplies for military customers and new TiemPo™ Edge Network timing products due, in part, to new orders by a national communications carrier. We expect continued growth in our foreign markets and we believe that our new TiemPo™ product, new power supply products and our patented Very Low Profile, or VLP®, rotary switches will bring improved sales to our domestic operations as well.

        Overall gross margins decreased from 36.6% in 2006 to 33.8% in 2007. The declines in overall gross margins were primarily due to the remaining effects of transitioning the manufacturing of our domestic RO power supply products to a contract manufacturer, which commenced in the second quarter of 2007 and resulted in lower sales and higher initial production costs; the temporary higher costs associated with engineering and prototyping of our new IFE&C products at our subsidiaries in England; and changes in product mix as we are experiencing the impact of shifting from traditional higher margin, low growth products to lower-margin, long-term growth products. We have made a conscious effort to develop and pursue product lines in areas where we expect substantial growth potential. In some cases, these opportunities, such as existing products sold in the commercial IFE&C market, have lower margins as compared to our traditional higher margin military market resulting in lower overall average margins. Similarly, our rotary switch product line is comprised of lower margin products as compared to our traditional digital switch products, but with a substantial future growth potential. In all cases, however, we expect that the overall higher anticipated sales volumes in these high growth areas will result in improved gross margin and overall improved profitability. In contrast, our new TiemPo™ products have both high growth potential and higher margin potential. We expect our overall margins to increase slightly in 2008 as compared to 2007.

        The following is a further, more detailed discussion of our results of operations by segment.

Results of Operations

Comparison of the Year Ended December 31, 2007 to the Year Ended December 31, 2006

Net Sales

	Year Ended December 31,		Variance Favorable (Unfavorable)
(in thousands)	2007	2006	Dollar	Percent
Electronic devices	$36,471	$32,702	$3,769	11.5%
as % of net sales	71.0%	70.5%
Communications equipment	14,874	13,682	1,192	8.7%
as % of net sales	29.0%	29.5%

Total net sales	$51,345	$46,384	$4,961	10.7%

Electronic Devices

        The increase in sales of our electronic devices in 2007 as compared to 2006 is primarily due to a $5.3 million (25%) increase in sales by our foreign subsidiaries. This was primarily the result of significant military power supply sales by our subsidiary in England resulting from new contracts and also a result of increased sales of existing and new IFE&C products by our foreign subsidiaries. This overall increase was partially offset by a $1.6 million (14%) decline in sales at our domestic operations, primarily due to the impact of the transition of the manufacturing operations of our subsidiary, RO, to a contract manufacturer, which transition occurred during the second and third quarters of 2007 and during which time, we experienced temporary shipping delays in certain products. The transition of RO to contract manufacturing was completed during the third quarter of 2007. Shipments since then have stabilized and we expect RO shipments during 2008 to exceed 2007 shipment levels. Our domestic electronic device sales were also affected by reductions in U.S. government stocking orders by the Defense Supply Agency ("DSA") for our digital switches.

        Sales of electronic devices are also expected to rise in 2008, including sales of EMRISE's patented VLP® rotary switches and ongoing sales growth of IFE&C equipment and systems. New orders for the products during the 2008 first quarter have continued to show reason for optimism and shipments through March of this year have been higher compared to the same period last year.

Communications Equipment

        The increase in sales of our communications equipment in 2007 as compared to 2006 is primarily due to a $2.5 million (35%) increase in network access equipment sales at our French subsidiary as a result of new domestic military and commercial business in Europe as well as larger international orders. This increase was partially offset by a $1.3 million (20%) decline in our domestic operations as a result of decreases in sales of our central office timing products. Sales of our central office timing products have decreased year over year, in part, as a result of a market shift from central office products to Edge Network products and also due to our intentional effort to focus on Edge Network opportunities where we believe our TiemPo™ product gives us a competitive advantage over competitors due to its cost, next generation capabilities, and other value added features. We believe that our French subsidiary will continue to experience strong sales in 2008 of network access equipment to both military and commercial customers. We also expect improved sales in 2008 at both our domestic and foreign operations as a result of anticipated increased shipments of our new TiemPo™ product.

        Going forward, EMRISE expects continued growth in sales in foreign communications markets. Domestic sales are also expected to increase due to growing demand for Edge Network products,

primarily TiemPo™, especially from anticipated opportunities with public communications carriers and other large-scale customers, as evidenced by our recently announced orders from a national communications carrier in the U.S.

Gross Profit

	Year Ended December 31,		Variance Favorable (Unfavorable)
(in thousands)	2007	2006	Dollar	Percent
Electronic devices	$11,602	$11,747	$(145)	(1.2)%
as % of net sales	31.8%	35.9%
Communications equipment	5,748	5,224	524	10.0%
as % of net sales	38.6%	38.2%

Total gross profit	$17,350	$16,971	$379	2.2%

Total gross margin	33.8%	36.6%

Electronic Devices

        The decline in gross margin, as a percentage of net sales, for our electronic devices from 35.9% in 2006 to 31.8% in 2007 is primarily the result of a reduction in gross profit at RO of $0.7 million (67%), which occurred during the transition of RO's manufacturing operations to a contract manufacturer commencing in the second quarter of 2007 and which resulted in higher initial production costs throughout the transition period. The transition of RO to contract manufacturing was completed during the third quarter of 2007 and gross margins stabilized during the 4th quarter of 2007. During 2008, we expect RO operating income to significantly improve as compared to 2007 as the result of improved gross margins, lower operating costs, and higher order entry levels.

        In addition, during 2007, our gross profit was negatively impacted by temporary engineering and prototyping costs associated with our new IFE&C products and reductions in DSA stocking orders for higher margin digital switch products. Additionally, we are making a conscious effort to penetrate the lower margin commercial in-flight entertainment market as we see substantial growth potential as compared to our traditional higher margin military market resulting in lower average margins for those products. Over time, we expect this strategy to result in higher operating profits as we believe that we will be able to increase sales at a higher rate than our operations costs.

Communications Equipment

        The slight increase in gross margin, as a percentage of net sales, for our communications equipment from 38.2% in 2006 to 38.6% in 2007 was the result of increased sales of higher margin military network access products at our French subsidiary resulting in a $1.2 million (3%) increase in gross profit, offset in part by a $0.7 million (28%) decrease in gross profit at our domestic subsidiaries due primarily to lower sales of our central office timing products. During 2008, we expect gross margins to remain constant at our French subsidiary and we expect gross margins to improve at our domestic subsidiary as a result of a significant increase in shipments of our new TiemPo™ timing and synchronization product, which is manufactured for us by a contract manufacture and therefore, generally carries higher margins than traditional in house built central office and other network access products.

Operating Expenses

	Year Ended December 31,		Variance Favorable (Unfavorable)
(in thousands)	2007	2006	Dollar	Percent
Selling, general and administrative	$15,392	$16,117	$725	4.5%
as % of net sales	30.0%	34.7%
Engineering and product development	2,792	3,085	293	9.5%
as % of net sales	5.4%	6.7%

Total operating expenses	$18,184	$19,202	$1,018	5.3%

Selling, General and Administrative

        The decrease in selling, general and administrative expenses is primarily the result of $1.5 million of costs for the restatement and reaudit of our 2004 and 2005 financial statements which were incurred in 2006 as compared to $0.3 million which were incurred in 2007. These decreases were partially offset by $0.2 million of non-recurring costs relating to the consolidation of the operations of RO into our CXR Larus Corporation facility, $0.3 million of additional sales and marketing costs associated with higher sales in our foreign electronic devices subsidiaries, and $0.3 million related to an increase in compensation and other related expenses.

        Beginning the first quarter of 2008 and continuing throughout 2008, we expect to incur significant expenses in connection with our efforts to comply with the requirements of the Sarbanes-Oxley Act of 2002 ("SOX"). In particular, we expect to incur approximately $100,000 to $200,000 during the first quarter of 2008 in connection with our 2007 SOX management assessment, which pursuant to SEC guidelines for non-accelerated filers, we are required to complete for the first time in connection with our 2007 financial statements. Further, during the remainder of the year, we will likely incur additional costs in connection with the remediation of certain internal control deficiencies which were identified as a result of our 2007 management assessment. We are currently in the process of developing specific action plans in that regard, which we expect to complete by June 30, 2007. If we are able to complete these action plans by that date, we anticipate that all control deficiencies and material weaknesses will be remediated by December 31, 2008. We are uncertain at this time of the additional costs to remediate all of the control deficiencies and material weaknesses, however, we anticipate the cost to be in the range of $200,000 to $400,000, most of which costs we expect to incur in 2008. We cannot guarantee that the actual costs to remediate these deficiencies will not exceed this amount.

Engineering and Product Development

        The decrease in engineering and product development costs is primarily due to reduced expenses for the development of our new TiemPoTM product line for which most of the costs were incurred in 2006. We expect engineering and development costs to be higher in 2008 as a result of additional TiemPo™ engineering costs and IFE&C development activities.

Interest Expense

        Interest expense was $0.9 million for 2007 as compared to $0.5 million for 2006 due to increased loan balances for our U.S., England and French operations and increased interest rates. As a result of our recently completed debt financing in November 2007, we expect interest expense to increase in 2008 by approximately $0.4 million over 2007 expenses based on both higher outstanding balances and higher interest rates, which include the amortization of certain debt issuance costs.

Loss on Early Extinguishment of Debt

        Loss on early extinguishment of debt was $0.2 million for 2007 relating to the exit costs associated with the early termination of our existing credit facilities and term loans. We did not incur such a loss in 2006.

Other Income (Expense)

        We generated other income of $0.5 million for 2007 compared to other expense of approximately $0.4 million for 2006. Other income for 2007 included a one-time accrual reversal related to the satisfactory resolution of a employee related legal dispute at our French subsidiary. Other expense for 2006 consisted primarily of short-term exchange rate gains and losses associated with the volatility of the U.S. dollar to the British pounds sterling and euro on the current portion of certain assets and liabilities.

Income Tax Expense

        Income tax expense amounted to $0.8 million for 2007 compared to $0.6 million for 2006. Income tax expense is the result of foreign income tax on foreign earned profits in Europe and Japan.

Net Loss

        We reported a net loss of $1.9 million in 2007 and a net loss of $3.6 million in 2006. This reduction in net loss for 2007 was primarily a result of the inclusions of $1.5 million in restatement related costs in 2006 as compared to only $0.3 million of such costs in 2007. Additional factors that contributed to the current year net loss were as follows:

  •
  a $1.2 million operating loss in 2007 at our U.S. electronic device division as compared to an operating loss of $0.6 million in 2006 ($0.6 million or 100% decline), primarily due to a temporary reduction in sales and temporary deterioration in gross margin during the second and third quarters of 2007 as a result of the conversion to contract manufacturing;

  •
  a $700,000 operating loss at our U.S. communications division, primarily due to lower sales of our central office timing products, an area which we intentionally chose not to pursue during 2007 in lieu of developing and marketing our TiemPo™ timing and synchronization product line, which we believe provides better competitive opportunities for us and which, during 2008, we expect a significant increase in shipments of;

  •
  a $0.5 million reduction in operating profit at our domestic Digitran switch division, due primarily to a reduction in DSA orders in 2007; and

  •
  lower margins in our electronic devices segment generated from our intentional shift in product mix from higher margin, low growth products to lower margin, high growth products such as IFE&C products.

        The above factors were partially offset by a $1.1 million improvement in operating profit at our French subsidiary during 2007 as compared to 2006, due to higher sales of network access equipment.

Comparison of the Year Ended December 31, 2006 to the Year Ended December 31, 2005

Net Sales

	Year Ended December 31,		Variance Favorable (Unfavorable)
(in thousands)	2006	2005	Dollar	Percent
Electronic devices	$32,702	$25,687	$7,015	27.3%
as % of net sales	70.5%	62.2%
Communications equipment	13,682	15,583	(1,901)	(12.2)%
as % of net sales	29.5%	37.8%

Total net sales	$46,384	$41,270	$5,114	12.4%

Electronic Devices

        The increase in sales of our electronic devices was primarily due to a $6.9 million (48.8%) increase in sales of power supplies in 2006 compared to 2005. Contributing to this increase was a $3.3 million increase in sales of power supplies due to inclusion of a full year sales in 2006 as compared to only four months of sales included in 2005, due to the acquisition of RO on August 31, 2005. Our subsidiary, Pascall Electronics Limited ("Pascall"), increased it sales of power supplies by $1.9 million (23.0%) to $9.9 million in 2006. However, because we acquired Pascall on March 18, 2005, only nine and one-half months of sales for Pascall were included in our 2005 sales. The remainder of the $1.8 million increase in sales of power supplies was due to an increase in sales volume of our subsidiary, XCEL Power Systems, Ltd., ("XPS"). Sales of RF devices by Pascall increased by $0.6 million (19.9%) to $3.7 million in 2006 as compared to $3.1 million in 2005 due to increased sales volume. Sales of switches were $6.6 million, which approximated sales of switches in the prior year.

Communications Equipment

        The majority of the decrease in sales of our communications equipment was due to a $1.4 million (48.6%) decrease in sales of test equipment in 2007 as compared to 2006. This decrease was mainly due to a lower volume of sales caused by the erosion of the communications industry customer base for our test instruments as a result of our decision to cease investing in this product line. This decision resulted in us selling primarily to customers providing upgrades for a Federal Aviation Administration modernization project. Sales of our network access and transmission products decreased $0.6 million (6.4%) to $8.3 million in 2006 as compared to $8.8 million in 2005. This decrease resulted from a $1.0 million decrease in our CXR Larus U.S.-based sales primarily due to decreased sales volume as a result of reductions in sales of central office network equipment, offset by a $0.4 million increase in our French-based sales due to increased sales volume. Partially offsetting these decreases was a modest increase in the sales of our timing systems by CXR Larus.

Gross Profit

	Year Ended December 31,		Variance Favorable (Unfavorable)
(in thousands)	2006	2005	Dollar	Percent
Electronic devices	$11,747	$10,160	$1,587	15.6%
as% of net sales	35.9%	39.6%
Communications equipment	5,224	7,396	(2,172)	(29.4)%
as% of net sales	38.2%	47.5%

Total gross profit	$16,971	$17,556	$(585)	(3.3)%

Total gross margin	36.6%	42.5%

Electronic Devices

        The increase in gross profit of our electronic devices was primarily due to a $1.3 million (32.6%) increase in our power supply operations in England. Of this increase, Pascall provided $0.9 million due to an increase in sales volume and inclusion of a full year of operations in 2006 and XPS contributed $0.4 million due to increased sales volume. Also contributing to the increase in gross profit was the addition of a full year of gross profit for RO. Gross profit for switches produced by our Digitran division remained constant.

Communications Equipment

        The reduction in gross profit of our communications equipment was primarily due to a $1.2 million decrease in test equipment gross profit due to decreased sales volume. In addition, gross profit for our CXR Larus communication timing and network access products declined $0.9 million due to a decrease in sales volume and a decrease in inventory carrying values for certain items deemed to be slow moving. The gross profit at our French subsidiary declined $0.1 million due to a decrease in sales volume and a change in accounting policy necessitating an inventory write-down.

Operating Expenses

	Year Ended December 31,		Variance Favorable (Unfavorable)
(in thousands)	2006	2005	Dollar	Percent
Selling, general and administrative	$16,117	$13,707	$(2,410)	(17.6)%
as % of net sales	34.7%	33.2%
Engineering and product development	3,085	2,621	(464)	(17.7)%
as % of net sales	6.7%	6.4%

Total operating expenses	$19,202	$16,328	$(2,874)	(17.6)%

Selling, General and Administrative

        Selling, general and administrative expenses increased as a result of the following:

  •
  $1.5 million of administrative expenses related to the restatement of our 2005 and 2006 financial statements and the reaudit of our 2003, 2004 and 2005 financial statements. The $1.5 million of administrative expenses included $1.3 million of audit expense (as compared to $0.7 million in 2005) and $0.3 million of legal and other expense;

  •
  an increase in administrative expenses primarily due to the increase and inclusion of $0.3 million and $0.4 million of administrative costs for Pascall and RO, respectively; and

  •
  a $0.5 million expense related to increasing employee compensation-related reserves.

Engineering and Product Development

        Engineering and product development expenses consist primarily of new product development engineering activities. The increase in these expenses resulted primarily from the increase of $0.4 million in expenses attributable to our decision to accelerate the introduction of our TiemPo™ 6400, a new Edge Network timing and synchronization product, and a $0.2 million increase in engineering expenses attributable to ROA. The increase in engineering expense for the TiemPo™ product was mainly due to $0.6 million of contract engineering expenses we incurred in 2006 to accelerate product development of this new Edge Network timing and synchronization product. These increases were partially offset by a $0.2 million reduction of engineering expenses for switches and power supplies.

Interest Expense and Income

        Interest expense was approximately $0.5 million for 2006 and 2005. The slight increase in interest expense in 2006 was a result of larger loan balances. We recorded $0.2 million in interest income in 2005, which we earned primarily on the proceeds of our January 2005 private placement of equity securities.

Other Income (Expense)

        Other expense in 2006 of $0.4 million was primarily due to currency exchange losses. Other income of $0.2 million in 2005 primarily resulted from a $0.1 million gain due to the sale of our T-Com product line and a $0.1 million net currency exchange gain. The T-Com technology and tangible assets had no carrying value.

Income Tax

        The $0.6 million in income tax expense in 2006 includes $0.5 million of foreign taxes and $0.1 million of domestic taxes. We recorded a provision for federal tax in 2006 to reduce our deferred tax assets for federal purposes and to reduce the amount of operating loss carryforwards recognized. An income tax benefit of $0.3 million was recorded in 2005 primarily because we reduced our tax asset valuation allowance by $0.5 million and recorded a federal tax benefit of $0.2 million that was offset by a foreign tax provision of $0.4 million.

Net Loss

        Net loss for 2006 was $3.6 million as compared to net income of $1.4 million for 2005. Major contributors to this $5.1 million difference were as follows:

  •
  $1.5 million of administrative expenses related to the restatement and reaudit of our financial statements;

  •
  a $2.2 million lower gross profit of our communications equipment segment primarily due to decreased sales volume;

  •
  a $0.9 million increase in a tax provision primarily due to the $0.6 million reduction in our tax asset valuation allowance in 2005 and increases in foreign and state taxes in 2006;

  •
  a $0.6 million decrease in other income and loss primarily due to currency exchange losses in 2006 as compared to a $0.1 million net currency exchange gain in 2005; and

  •
  a $0.5 million expense related to increasing employee compensation-related expenses.

        These negative amounts were partially offset by a $1.6 million increase in gross profit related to sales of our electronic devices which, in turn, was primarily due to a $7.0 million increase in net sales of these products.

Liquidity and Capital Resources

        In making an assessment of our liquidity, we believe that the items in our financial statements that are most relevant are our working capital, cash generated from our operating activities and cash available from our financing activities. During 2007, we funded our daily cash flow requirements through funds provided by operations and through borrowings from our new credit facility with GVEC Resource IV Inc. ("GVEC"), an affiliate of Private Equity Management Group LLC ("PEM Group"), our prior domestic revolving credit facilities with Wells Fargo Bank acting through its Wells Fargo Business Credit operating division ("WFBC"), and credit facilities with various foreign banks. Working capital was $16.1 million at December 31, 2007 as compared to $9.1 million at December 31, 2006. The increase in working capital is primarily the result of the increase in cash balances related to our new debt financing. Additionally, the current structure of the new line of credit is such that it is classified as long term where the previous lines of credit were classified short-term. At December 31, 2007 and 2006, we had accumulated deficits of $20.7 million and $18.7 million, respectively, and cash and cash equivalents of $4.7 million and $3.8 million, respectively.

        Net cash used in operating activities during 2007 totaled $1.5 million as compared to $1.1 million in 2006. Other than the 2007 net loss of $1.9 million, the only other significant use of cash in operations during 2007 was an increase in inventory of $1.6 million, which was primarily due to increases in sales at our foreign subsidiaries. During 2007, we experienced a $5.3 million, or 25%, increase in sales at our foreign electronic devices subsidiaries and a $2.5 million, or 35%, increase in sales at our foreign communication equipment subsidiary. Significant sources of cash associated with operating activities during 2007 included (i) a reduction in accounts payable and accrued expenses of $0.6 million as a result of more timely payments to vendors for aged payables and (ii) depreciation and amortization expense which totaled $1.2 million during both 2007 and 2006, but which is a non-cash expense.

        Cash used in our investing activities totaled $0.8 million for 2007 as compared to $0.9 million in 2006. The 2007 amount consists of net increases to property, plant and equipment. We have guaranteed obligations of EMRISE Electronics in connection with the Pascall acquisition and have agreed to indemnify Pascall's former parent in connection with obligations under Pascall's facilities lease.

        Cash provided by our financing activities totaled $3.1 million in 2007. During 2007, we retired revolving bank debt of $5.7 million and borrowed $10 million under our new credit facility with GVEC. During the year, we also borrowed approximately $1.4 million under prior revolving lines of credit, which amounts were subsequently paid off, and paid approximately $1.4 million towards the repayment of long term debt and/or notes to stockholders. In connection with entering into our new GVEC credit facility, we paid $1.3 million in issuance costs, and issued a seven year warrant to PEM Group to purchase 2,909,091 shares of EMRISE restricted common stock, at an exercise price of $1.10 per share.

        As of December 31, 2007, we had outstanding borrowings of $4.0 million under GVEC Credit facility, remaining actual availability under a formula-based calculation of $2.3 million and contractual availability of $3.0 million under the same facility. Actual remaining availability represents the additional amount we were eligible to borrow as of December 31, 2007. Maximum contractual availability represents the maximum amount of availability provided under the contract as of that date and includes the actual remaining availability.

        In addition to the revolving lines of credit, at December 31, 2007, we had long-term loans and capitalized lease and equipment loan obligations totaling $6.2 million, the current portion of which loans and obligations totaled $0.6 million.

        Our backlog decreased slightly to $25.3 million as of December 31, 2007 as compared to $25.8 million as of December 31, 2006. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. Our backlog as of December 31, 2007 was approximately 94% related to our electronic devices business, which business tends to provide us with long lead-times for our manufacturing processes due to the custom nature of the products, and approximately 6% related to our communications equipment business, which business tends to deliver standard or modified standard products from stock as orders are received. We believe that the majority of our current backlog is shippable within the next 12 months. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

Existing Credit Facility

        On November 30, 2007, EMRISE Corporation and its direct subsidiaries, EMRISE Electronics Corporation, CXR Larus Corporation and RO (collectively, the "Borrowers") entered into a Credit Agreement with GVEC, providing for a three-year credit facility in the aggregate amount of $23,000,000 and is secured by accounts receivable, other rights to payment and general intangibles, inventories and equipment.

        The GVEC credit facility consists of (i) a one year revolving credit facility for up to $7,000,000 that may be extended for up to three years (the "Revolver"), (ii) a three year term loan in an outstanding principal amount of $6,000,000 which was fully funded on November 30, 2007, and (iii) a three year term loan in the amount of $10,000,000 to be used solely for possible acquisitions to be made within 18 months of November 30, 2007.

        The Revolver is formula-based and generally provides that the outstanding borrowings under the line of credit may not exceed an aggregate of 85% of eligible accounts receivable, plus 10% of the value of eligible raw materials not to exceed $600,000, plus 50% of the value of eligible finished goods inventory not to exceed $1,500,000, minus the aggregate amount of reserves that may be established by GVEC.

        Interest on the Revolver is payable monthly. The interest rate is variable and is adjusted monthly based on prime rate as published in the "Money Rates" column of The Wall Street Journal (the "Base Rate") plus 1.25%, subject to a minimum rate of 9.5%. The Revolver is subject to various financial covenants on a consolidated basis, including the following: EBITDA, measured on a fiscal quarter-end basis, must not be less than the scheduled amount for each specified period; the debt service coverage ratio, measured quarterly, must be greater than the lesser of the scheduled amount for each specific period or 1.10:1.00; the leverage ratio, measured quarterly, must not be greater than 1.25:1.00; and we must not incur capital expenditures in any fiscal year in excess of $500,000.

        The term loans bear interest at the Base Rate plus 4.25%, subject to a minimum rate of 12.5%, and require interest only payments in the first year, scheduled principal plus interest payments in years two and three, and a final balloon payment at the end of year three. Interest on the term loans is payable monthly. The Borrowers may make full or partial prepayment of the term loans provided that any such prepayment is accompanied by the applicable prepayment premium discussed below.

        Upon the sale or disposition by Borrowers or any of their subsidiaries of property or assets, we may be obligated to prepay the Revolver and the term loans with the net cash proceeds received in connection with such sales or dispositions to the extent that the aggregate amount of net cash proceeds received and not paid to GVEC as a prepayment, for all such sales or dispositions exceed $150,000 in any fiscal year.

        In the event of a default and continuation of a default, GVEC may accelerate the payment of the principal balance requiring us to pay the entire indebtedness outstanding on that date. Upon the occurrence and during the continuation of an event of default, GVEC may also elect to increase the interest rate applicable to the outstanding balance by four percentage points above the per annum interest rate that would otherwise be applicable.

        To secure payment of the indebtedness of Borrowers under the GVEC credit facility, the Borrowers irrevocably pledged and assigned to, and granted to GVEC a continuing security interest in all the personal property of the Borrowers including the Borrowers' interest in any deposit accounts, the stock of each of the Borrowers' subsidiaries, the intellectual property owned by each of the Borrowers, and the proceeds of the intellectual property owned by each of the Borrowers. If an event of default, GVEC may, at its option, exercise any or all remedies available to it with respect to the collateral. In addition, certain of the Borrowers' foreign subsidiaries have agreed to guaranty the Borrowers' performance under the GVEC credit facility.

Previous Credit Facilities

        Our prior credit facility with WFBC provided for a $5,000,000 revolving line of credit that expired on December 1, 2009 and was secured by accounts receivable, other rights to payment and general intangibles, inventories and equipment. The line of credit was formula-based and generally provided that the outstanding borrowings under the line of credit may not exceed an aggregate of 85% of eligible accounts receivable plus 10% of the value of eligible finished goods inventory. Interest was payable monthly. The interest rate was variable and adjusted monthly based on the prime rate plus 1%. On November 30, 2007, in connection with entering into the new credit facility with GVEC, we terminated the WFBC credit facility.

        As of December 31, 2006, we had balances of $1,978,000 outstanding on the WFBC revolving line of credit and $200,000 outstanding on the term loan. Availability on the WFBC revolving line of credit was $102,000. As of December 31, 2006, we were not in compliance with the loan's financial covenants for net worth and net losses. We obtained a waiver from WFBC for those covenant violations.

        As of December 31, 2006, our foreign subsidiaries had credit facilities, including lines of credit and term loans, with Lloyds TSB Bank PLC and Lloyds TSB Commercial Finance Limited in England, IFN Finance, Banc National de Paris, and Société Générale in France, and Sogelease and Johnan Shinkin Bank in Japan. At December 31, 2006, the balances outstanding under our credit facilities in England, France and Japan were $1,762,000, $1,156,000 and $15,000, respectively. On November 30, 2007, in connection with entering into the new GVEC credit facility, we terminated these foreign subsidaries' credit facilities.

        Overall, we believe that current and future capital resources, revenues generated from operations and other existing sources of liquidity, including our GVEC credit facility, will be adequate to meet our anticipated short term, working capital and capital expenditures needs for at least the next 12 months.

However, if we experience significant loss of revenue or increase in costs, our cash flow could be negatively impacted resulting in a cash flow deficit. As a result, we may require additional financing. This financing could be in the form of a revised debt structure with our existing lender, new financing with another lender or lenders, the sale of additional equity to raise capital, or the sale of certain assets to generate cash. Our failure to raise capital, if needed, ability to sell assets when needed and/or ability to secure additional financing could restrict our growth, limit our development of new products or hinder our ability to compete.

Effects of Inflation

        The impact of inflation and changing prices has not been significant on the financial condition or results of operations of either our company or our operating subsidiaries.

Impacts of New Accounting Pronouncements

        On January 1, 2007, we adopted Financial Accounting Standards Board ("FASB") Financial Interpretation ("FIN") 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for the uncertainty in recognizing income taxes in an organization in accordance with FASB Statement No. 109 by providing detailed guidance for financial statement recognition, measurement and disclosure involving uncertain tax positions. FIN 48 requires an uncertain tax position to meet a more-likely-than-not recognition threshold at the effective date to be recognized both upon the adoption of FIN 48 and in subsequent periods. The implementation of FIN 48 did not have a material effect on our financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are evaluating the effect of the adoption of SFAS No. 159 would have on our financial condition or results of operations.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This new statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy, with the highest priority being quoted prices in active markets. The required effective date of SFAS No. 157 is the first quarter of 2008. We are evaluating the effect this statement may have on our consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard amends SFAS No. 133 and seeks to enhance disclosure about how and why a company uses derivative and hedging activities, how derivative instruments and related hedged items are accounted for under SFAS No. 133 (and the interpretations of that standard) and how derivatives and hedging activities affect a company's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are evaluating the effect this statement may have on our consolidated financial statements.

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

        On April 5, 2005, in connection with its audit of our consolidated financial statements for the year ended December 31, 2004, GT advised our audit committee and management of two matters that GT considered to be "material weaknesses" as that term is defined under standards established by the Public Company Accounting Oversight Board (United States), or PCAOB. A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The first matter related to our need for additional staff with expertise in preparing required disclosures in the notes to the financial statements, and our need to develop greater internal resources for researching and evaluating the appropriateness of complex accounting principles and for evaluating the effects of new accounting pronouncements on us. Our growth during and since 2004 as a result of our acquisitions of Larus Corporation, Pascall and RO and the increased complexity surrounding our financing arrangements are major contributors to the need for additional resources in financial reporting. The second matter related to segregation of duties relating to cash disbursements. Both our assistant controller and accounts payable clerk had access to initiate the payment of invoices and print electronically signed checks. Both individuals had the ability to record transactions in the accounting system. The lack of segregation of these two functions—check-writing ability and the recording of disbursement transactions in our accounting system—represented a material weakness in the cash disbursements cycle. We considered these matters in connection with the preparation of the December 31, 2004 consolidated financial statements and also determined that no prior period financial statements were materially affected by such matters. In response to the observations made by GT, on April 7, 2005, we engaged financial consultants who are certified public accountants with the requisite background and experience to prepare required disclosures in the notes to our financial statements and to provide greater internal resources for researching and evaluating the appropriateness of complex accounting principles and for evaluating the effects that new accounting pronouncements may have on us. In addition, we recognize that the risk of an unauthorized disbursement exists without proper segregation of duties between check-writing and record keeping. However, every month we review the listing of checks produced and research any check number that is missing or questionable. We believe this type of detective control would identify unauthorized disbursements. Additionally, on May 6, 2005, we limited the system access for those individuals performing this review such that there are appropriate mitigating controls over the incompatible duties with regard to our disbursements. We believe these steps addressed the matters GT raised.

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

        Not applicable.

Item 9A(T).    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President Finance and Administration, our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and

15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Vice President Finance and Administration concluded as of December 31, 2007 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed immediately below.

        In light of the three material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure that our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

  (i)
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

  (ii)
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

  (iii)
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material affect on our financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board's Audit Standard No. 5 as being a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

        Management assessed and evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007. Based on the results of management's assessment and evaluation, our Chief Executive Officer and Vice President Finance and Administration concluded that as of

December 31, 2007 the following three material weaknesses in our internal control over financial reporting existed:

  (1)
  We did not effectively implement comprehensive entity-level internal controls.

  (2)
  We did not maintain effective controls over changes to critical financial reporting applications and over access to these applications and related data.

  (3)
  We did not maintain a sufficient level of information technology personnel to execute general computing controls over our information technology structure.

        The foregoing material weaknesses are described in detail below under the caption "Material Weaknesses and Related Remediation Initiatives." As a result of these material weaknesses, our Chief Executive Officer and Vice President Finance and Administration concluded that we did not maintain effective internal control over financial reporting as of December 31, 2007. If not remediated, these material weaknesses could result in one or more material misstatements in our reported financial statements in a future annual or interim period.

        In making its assessment of our internal control over financial reporting, management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in its Internal Control—Integrated Framework. Because of the material weaknesses described above, management believes that, as of December 31, 2007, we did not maintain effective internal control over financial reporting.

        A nationally-recognized independent consulting firm assisted management with its assessment of the effectiveness of our internal control over financial reporting, including scope determination, planning, staffing, documentation, testing, remediation and retesting and overall program management of the assessment project.

        This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Report.

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

Material Weaknesses and Related Remediation Initiatives

        Set forth below is a summary of the various significant deficiencies which caused management to conclude that we had the three material weaknesses identified above. Through the efforts of our Vice President Finance and Administration and our Audit Committee, we are currently in the process of developing specific action plans to remediate the material weaknesses identified above and discussed more fully below. We expect to complete these various action plans by June 30, 2008. If we are able to complete these action plans by that date, we anticipate that all control deficiencies and material weaknesses will be remediated by December 31, 2008.

        (1)   We did not effectively implement comprehensive entity-level internal controls, as evidenced by the following control deficiencies:

    •
    Entity Level Internal Control Evaluation.  We did not formally consider entity-wide controls that are pervasive across our company when considering whether control activities are sufficient to address identified risks.

    •
    Fraud Considerations.  We did not conduct regular formalized assessments to consider risk factors that influence the likelihood of someone committing a fraud and the impact of a fraud on our financial reporting.

    •
    Objective Evaluation of Internal Controls.  We did not use an internal audit function or other objective party to provide an objective perspective on key elements of the internal control system.

    •
    External Communication.  We lacked formal policies and procedures regarding how and when matters affecting the achievement of financial reporting objectives are communicated with outside parties.

    •
    Assessment of Information Technology.  We did not formally evaluate the extent of the needed information technology controls in relation to our assessment of processes and systems supporting financial reporting.

    •
    Information Technology.  We did not have sufficient information technology controls, where applicable, designed and implemented to support the achievement of financial reporting objectives.

        (2)   We did not maintain effective controls over changes to critical financial reporting applications and over access to these applications and related data, as evidenced by the fact that certain of our personnel had unrestricted access to various financial application programs and data beyond the requirements of their individual job responsibilities. This control deficiency could result in a material misstatement of significant accounts or disclosures, including those described above, that could result in a material misstatement of our interim or annual consolidated financial statements that would not be prevented or detected.

        (3)   We did not maintain a sufficient level of information technology personnel to execute general computing controls over our information technology structure, which include the implementation and assessment of information technology policies and procedures. This control deficiency did not result in an audit adjustment to our 2007 interim or annual consolidated financial statements, but could result in a material misstatement of significant accounts or disclosures, which would not have been prevented or detected.

Remediation of Internal Control Deficiencies and Expenditures

        The above material weaknesses did not result in adjustments to our 2007 consolidated financial statements, however, it is reasonably possible that, if not remediated, one or more of the material weaknesses described above could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.

        In addition to the developing specific action plans for each of the above material weaknesses, we are taking steps to unify the financial reporting of all of our divisions. Accordingly, we are in the initial planning phase of implementing a centralized consolidation software package which we believe will facilitate this process and will assist in the remediation of many of the above listed deficiencies.

        In addition, our audit committee has authorized the hiring of additional temporary staff and/or the use of financial and information technology consultants, as necessary, to ensure that we have the depth and experience to remediate the above listed material weaknesses, including the implementation and monitoring of the appropriate level of control procedures related to all of our manufacturing locations and our corporate offices. The audit committee will also work directly with management and outside consultants, as necessary to ensure that board level deficiencies are addressed. We are uncertain at this time of the costs to remediate all of the above listed material weaknesses, however, we anticipate the cost to be in the range of $200,000 to $400,000 (including the cost of the consolidation software described above), most of which costs we expect to incur in 2008. We cannot guarantee that the actual costs to remediate these deficiencies will not exceed this amount.

        Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of December 31, 2007. Because the remedial actions require hiring of additional personnel, upgrading certain of our information technology systems, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weakness has been remediated. We intend to continue to evaluate and strengthen our internal control over financial reporting systems. These efforts require significant time and resources. If we are unable to establish adequate internal control over financial reporting systems, we may encounter difficulties in the audit or review of our financial statements by our independent registered public accounting firm, which in turn may have a material adverse effect on our ability to prepare financial statements in accordance with GAAP and to comply with our SEC reporting obligations.

Changes in Internal Control over Financial Reporting

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

The Emrise Corporation 2007 Stock Incentive Plan

        Effective November 1, 2007, our board of directors unanimously approved and adopted the EMRISE Corporation 2007 Stock Incentive Plan (the "2007 Plan"), subject to stockholder approval. Our stockholders approved the 2007 Plan on December 12, 2007. As of the date of this Report, no awards have been made under the 2007 Plan.

        The principal features of the 2007 Plan are summarized below. This summary does not purport to be a complete description of the 2007 Plan and is qualified in its entirety by reference to the 2007 Plan, a copy of which was filed as an exhibit to our proxy statement for our 2007 Annual Meeting of Stockholders and is incorporated into this Report by reference.

Purpose of the 2007 Plan

        The purpose of the 2007 Plan is to promote the success and enhance the value of our company by linking the personal interests of the members of our board, employees, and consultants to those of our stockholders and by providing those individuals with an incentive for outstanding performance to generate superior returns to our stockholders. The 2007 Plan is further intended to provide flexibility in our efforts to motivate, attract and retain the services of members of our board, employees and consultants upon whose judgment, interest, and special effort the successful conduct of our operations is largely dependent.

Administration of 2007 Plan

        With respect to awards granted to our independent directors, the administrator of the 2007 Plan is our board of directors. The compensation committee of our board of directors is the administrator of the 2007 Plan for all other persons, unless our board of directors assumes authority for administration. The compensation committee may delegate to a committee consisting of one or more members of the compensation committee and/or of one or more officers of our company its authority to grant awards under the 2007 Plan to persons other than individuals who are executive officers or directors of our company.

Eligibility

        Our employees, consultants and directors are eligible to receive awards under the 2007 Plan. Awards may also be granted under the 2007 Plan to employees, consultants and directors of our subsidiaries. The administrator determines which of our employees, consultants and directors will be granted awards, except that in the case of the granting of options and restricted stock to independent directors, such determinations will be made by our board of directors.

Securities Subject to the 2007 Plan

        Pursuant to the 2007 Plan, the maximum aggregate number of shares of common stock that may be issued or transferred pursuant to awards is 5,000,000. In the event of any dividend or other distribution, recapitalization, reclassification, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin off or other transaction that affects our common stock in a manner that would, in the administrator's discretion, require adjustment to such limit in order to prevent the dilution or enlargement of the potential benefits intended to be made available under the 2007 Plan, the administrator of the 2007 Plan has the authority in its sole discretion to appropriately adjust any or all of: (i) the number and kind of shares of common stock (or other securities or property) with respect to which awards may be granted or awarded under the 2007 Plan (including, but not limited to, adjusting the limitation on the maximum number and kind of shares that may be issued to any one individual during any calendar year and the maximum number and kind of shares that may be issued pursuant to various types of awards); (ii) the number and kind of shares of common stock (or other securities or property) subject to outstanding awards under the 2007 Plan; and (iii) the grant or exercise price with respect to any outstanding award.

        To the extent that an award terminates, expires or lapses for any reason, any shares subject to the award at such time will be available for future grants under the 2007 Plan. Additionally, shares tendered or withheld to satisfy the grant or exercise price or tax withholding obligation with respect to any award under the 2007 Plan will be available for future grants under the 2007 Plan. If any shares of restricted stock are surrendered by a participant or repurchased by us pursuant to the terms of the 2007 Plan, those shares also will be available for future grants under the 2007 Plan. To the extent permitted by applicable law or any exchange rule, shares issued in assumption of, or in substitution for, any outstanding awards of any entity acquired in any form of combination by us or any of our subsidiaries will not be counted against the shares available for issuance under the 2007 Plan. The shares of common stock covered by the 2007 Plan may be treasury shares, authorized but unissued shares, or shares purchased in the open market.

Awards Under the 2007 Plan

        The 2007 Plan provides that the administrator may grant or issue incentive or nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and stock payments, or any combination thereof. Each award will be set forth in a separate agreement with the person receiving the award and will indicate the type, terms and conditions of the award.

Amendment and Termination of 2007 Plan

        The administrator may amend the 2007 Plan at any time, subject to stockholder approval to the extent required by applicable law or regulation or the listing standards of any market or stock exchange on which our common stock is at the time primarily traded. Additionally, stockholder approval will be specifically required to (i) increase the number of shares available for issuance under the 2007 Plan, (ii) expand the classes of persons to whom awards may be granted under the 2007 Plan, or (iii) decrease the exercise price of any outstanding option or stock appreciation right granted under the 2007 Plan.

        The administrator may terminate the 2007 Plan at any time. However, in no event may an award be granted pursuant to the 2007 Plan on or after November 1, 2017.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Directors

        The information under the captions "Directors, Director Nominee and Executive Officers" and "Information About our Board of Directors, Board Committees and Related Matters", appearing in our definitive proxy statement, to be filed pursuant to Regulation 14A, related to our 2008 Annual Meeting of Stockholders (our "2008 Proxy Statement"), is hereby incorporated by reference.

Executive Officers

        The information under the captions "Directors, Director Nominee and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance", appearing in the 2008 Proxy Statement, is hereby incorporated by reference.

Item 11.    Executive Compensation.

        The information under the caption "Executive Compensation and Related Information", appearing in the 2008 Proxy Statement, is hereby incorporated by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information under the captions "Security Ownership of Certain Beneficial Owners and Management", appearing in the 2008 Proxy Statement, is hereby incorporated by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information under the caption "Certain Relationships and Related Transactions", appearing in the 2008 Proxy Statement, is hereby incorporated by reference.

Item 14.    Principal Accounting Fees and Services.

        The information under the captions "Principal Accountant Fees and Services," appearing in the 2008 Proxy Statement, is hereby incorporated by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

  (a)(1) Financial Statements.

          Reference is made to the financial statements listed on and attached following the Index to Financial Statements contained at page F-1 of this report.

  (a)(2) and (c) Financial Statement Schedules.

          Not applicable.

  (a)(3) and (b) Exhibits.

Exhibit No.	Description
2.1	Stock Purchase Agreement dated July 13, 2004 between MicroTel International Inc.; Noel C. McDermott; Warren P. Yost; Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995; and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988(1)
2.2	Agreement dated March 1, 2005 among Intelek Properties Limited, XCEL Corporation Limited, Intelek PLC and EMRISE Corporation relating to the sale and purchase of the outstanding capital shares of Pascall Electronic (Holdings) Limited(10)
2.3	Supplemental Agreement dated March 18, 2005 among Intelek Properties Limited, XCEL Corporation Limited, Intelek PLC and EMRISE Corporation(10)
2.4	Loan Agreement dated March 18, 2005 among XCEL Corporation Limited, Pascall Electronics Limited and Pascall Electronic (Holdings) Limited(10)
2.5	Stock Purchase Agreement dated September 2, 2005 between EMRISE Electronics Corporation, a New Jersey corporation, Robert H. Okada, as Trustee of the Robert H. Okada Trust Agreement dated February 11, 1992, and Sharon Vavro, an individual(13)
2.6	Amendment No. 1 dated effective as of September 28, 2005 to Stock Purchase Agreement dated September 2, 2005 between EMRISE Electronics Corporation, a New Jersey corporation, Robert H. Okada, as Trustee of the Robert H. Okada Trust Agreement dated February 11, 1992, and Sharon Vavro, an individual(14)
3.1	Amended and Restated Certificate of Incorporation of EMRISE Corporation filed with the Secretary of State of Delaware on May 9, 2005(11)
3.2	Amended and Restated Bylaws adopted by the Board of Directors of the Corporation on September 1, 2004(3)
10.1	1993 Stock Option Plan(#)(4)
10.2	Employee Stock and Stock Option Plan(#)(5)
10.3	1997 Stock Incentive Plan(#)(6)
10.4	Amended and Restated 2000 Stock Option Plan(#)(8)
10.5	Form of Executive Officer and Director Indemnification Agreement entered into between the Registrant and each of Carmine T. Oliva, Laurence P. Finnegan, Jr., Otis W. Baskin, Richard E. Mahmarian, Randolph D. Foote and Graham Jefferies(2)
10.6	Description of Compensation of Directors(#)(16)
10.9	Subordinated Secured Promissory Note dated July 13, 2004 in the principal amount of $1,681,318.68 made by MicroTel International Inc. in favor of Noel C. McDermott Revocable Living Trust dated December 19, 1995(9)

10.10	Subordinated Secured Promissory Note dated July 13, 2004 in the principal amount of $1,318,681.32 made by MicroTel International Inc. in favor of Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988(9)
10.11	Pledge and Security Agreement dated July 13, 2004 between MicroTel International Inc.; Noel C. McDermott, as Collateral Agent; Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995; and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988(9)
10.12	Intercreditor Agreement dated July 13, 2004 between MicroTel International Inc.; Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995; and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988(9)
10.13	Continuing Guarantee dated July 13, 2004 made by Larus Corporation in favor of Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995, and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988(9)
10.14	Continuing Guarantee dated July 13, 2004 made by Vista Labs Incorporated in favor of Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995, and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988(9)
10.15	Continuing Guarantee dated July 13, 2004 made by CXR Telcom in favor of Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995, and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988(9)
10.16	Security Agreement dated July 13, 2004 made by Larus Corporation in favor of Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995, and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988(9)
10.17	Security Agreement dated July 13, 2004 made by Vista Labs Incorporated in favor of Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995, and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988(9)
10.18	Security Agreement dated July 13, 2004 made by CXR Telcom in favor of Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995, and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988(9)
10.19	Lease agreement between the Registrant and Property Reserve Inc. dated September 16, 1999(7)
10.20	Lease agreement between XET, Inc. and Rancho Cucamonga Development dated August 30, 1999(7)
10.21	Commercial Lease dated July 13, 2004 between the Registrant, as Tenant, and Noel C. McDermott and Warren P. Yost, as Landlord, for the premises located at 894 Faulstich Court, San Jose, California(9)
10.22	Executive Employment Agreement dated February 24, 2006 by and between the Registrant and Carmine T. Oliva(#)(15)
10.23	Executive Employment Agreement dated February 24, 2006 by and between the Company and Graham Jefferies(#)(15)

10.27	Loan Agreement dated March 18, 2005 among XCEL Corporation Limited, Pascall Electronics Limited and Pascall Electronic (Holdings) Limited(10)
10.28	Form of Incentive Stock Option Agreement Under Amended and Restated 2000 Stock Option Plan(#)(12)
10.29	Form of Non-Qualified Stock Option Agreement Under Amended and Restated 2000 Stock Option Plan(#)(12)
10.30	2007 Stock Incentive Plan(#)(18)
14.1	Amended and Restated Code of Business Conduct and Ethics(16)
14.2	Code of Business Ethics for CEO and Senior Financial Officers(16)
16	Letter dated April 19, 2006 from Grant Thornton LLP regarding change in certifying accountant(17)
21	Subsidiaries of the Registrant(16)
23	Consent of Hein & Associates LLP, Independent Registered Public Accounting Firm*
31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification of Chief Executive Officer and Vice President Finance and Administration Pursuant to 18 U.S.C. Section 350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

(11)
Filed on May 19, 2005 as an exhibit to the Registrant's current report on Form 8-K for May 6, 2005 and incorporated herein by reference.

(12)
Filed as an exhibit to the Registrant's annual report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

(13)
Filed as an exhibit to the Registrant's current report on Form 8-K for September 2, 2005 and incorporated herein by reference.

(14)
Filed as an exhibit to amendment no. 1 to the Registrant's current report on Form 8-K for September 2, 2005 and incorporated herein by reference.

(15)
Filed as an exhibit to the Registrant's Form 8-K for February 24, 2006 and incorporated herein by reference.

(16)
Filed as an exhibit to the Registrant's annual report on Form 10-K for the year ended December 31, 2005.

(17)
Filed as an exhibit to the Registrant's Form 8-K for April 13, 2006 and incorporated herein by reference.

(18)
Filed as an exhibit to the Registrant's definitive proxy statement for the Registrant's annual meeting of stockholders held December 12, 2007 and incorporated herein by reference.

EMRISE CORPORATION AND SUBSIDIARIES

Index to Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors
and Stockholders of EMRISE Corporation

        We have audited the accompanying consolidated balance sheets of EMRISE Corporation, a Delaware corporation, as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EMRISE Corporation as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

        We were not engaged to examine management's assertion about the effectiveness of Emrise Corporation's internal control over financial reporting as of December 31, 2007 included in the accompanying Management's Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

        As discussed in Note 12 to the Consolidated Financial Statements, EMRISE Corporation changed its method of accounting for uncertain income tax positions in accordance with Financial Accounting Standards Board Interpretation No. 48 on January 1, 2007.

/s/ HEIN & ASSOCIATES LLP

Irvine, California
March 28, 2008

EMRISE CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$4,764	$3,802
Accounts receivable, net of allowances for doubtful accounts of $345 at December 31, 2007 and $391 at December 31, 2006	9,406	9,220
Inventories	11,664	10,575
Current deferred tax assets	200	171
Prepaid and other current assets	1,617	1,082

Total current assets	27,651	24,850
Property, plant and equipment, net	2,227	2,245
Goodwill	13,129	12,995
Intangible assets other than goodwill, net	3,269	3,546
Deferred tax assets	617	555
Other assets	1,287	594

Total assets	$48,180	$44,785

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,440	$4,640
Accrued expenses	5,435	5,059
Lines of credit	—	4,310
Current portion of long-term debt	71	516
Notes payable to stockholders, current portion	521	500
Income taxes payable	712	519
Other current liabilities	357	250

Total current liabilities	11,536	15,794
Long-term line of credit	3,957	—
Long-term debt, net of discount of $1,264 and $0, respectively	4,829	533
Notes payable to stockholders, less current portion	750	1,250
Deferred income taxes	904	1,053
Other liabilities	1,158	982

Total liabilities	23,134	19,612
Commitments and contingencies (See Note 15)
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares, zero shares issued and outstanding	—	—
Common stock, $0.0033 par value. Authorized 150,000,000 shares; 38,254,000 and 38,082,000 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	126	125
Additional paid-in capital	44,527	43,083
Accumulated deficit	(20,661)	(18,733)
Accumulated other comprehensive income	1,054	698

Total stockholders' equity	25,046	25,173

Total liabilities and stockholders' equity	$48,180	$44,785

The accompanying Notes are an integral part of these Consolidated Financial Statements

EMRISE CORPORATION

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Years Ended December 31,
	2007	2006
Net sales	$51,345	$46,384
Cost of sales	33,995	29,413

Gross profit	17,350	16,971
Operating expenses:
Selling, general and administrative	15,392	16,117
Engineering and product development	2,792	3,085

Total operating expenses	18,184	19,202

Loss from operations	(834)	(2,231)
Other income (expense):
Interest income	155	89
Interest expense	(848)	(490)
Loss on early extinguisment of debt	(196)	—
Other, net	529	(364)

Total other income (expense), net	(360)	(765)

Loss before income taxes	(1,194)	(2,996)
Income tax provision (benefit)	734	619

Net loss	$(1,928)	$(3,615)

Loss per share:
Basic	$(0.05)	$(0.10)

Diluted	$(0.05)	$(0.10)

Weighted average shares outstanding
Basic	38,176	37,981

Diluted	38,176	37,981

The accompanying Notes are an integral part of these Consolidated Financial Statements

EMRISE CORPORATION
Consolidated Statements of Stockholders' Equity
(in thousands)

	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount				Total
Balance at December 31, 2005	37,550	$124	$42,877	$(15,118)	$(870)	$27,013
Stock option exercises	181	—	97	—	—	97
Warrant exercises	351	1	286	—	—	287
Cost of issuing common stock	—	—	(323)	—	—	(323)
Stock-based compensation expense	—	—	131	—	—	131
Warrants issued for services	—	—	15	—	—	15
Net loss and comprehensive income	—	—	—	(3,615)	1,568	(2,047)

Balance at December 31, 2006	38,082	125	43,083	(18,733)	698	25,173
Stock option exercises	172	1	69	—	—	70
Cost of issuing common stock	—	—	—	—	—	—
Stock-based compensation expense	—	—	69	—	—	69
Warrants issued related to debt financing	—	—	1,300	—	—	1,300
Warrants issued for services	—	—	6	—	—	6
Net loss and comprehensive income	—	—	—	(1,928)	356	(1,572)

Balance at December 31, 2007	38,254	$126	$44,527	$(20,661)	$1,054	$25,046

The accompanying Notes are an integral part of these Consolidated Financial Statements

EMRISE CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,928)	$(3,615)
Reconciliation to net cash (used in) operating activities:
Depreciation and amortization	1,154	1,190
Stock-based compensation expense	69	146
Warrants issued for services	6	—
Deferred taxes	(240)	35
Provision for inventory obsolescence	467	1,771
Provision for warranty reserves	64	158
Provision for doubtful accounts	(46)	69
Amortization of deferred issuance costs	35	—
Amortization of debt discount	36	—
(Gain) loss on disposition of assets	9	—
Changes in assets and liabilities:
Accounts receivable	(140)	99
Inventories	(1,556)	(2,350)
Prepaid and other assets	23	(419)
Accounts payable and accrued expenses	589	1,803

Total adjustments	470	2,502

Net cash used in operating activities	(1,458)	(1,113)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(837)	(884)
Disposal of property, plant and equipment	—	99

Net cash used in investing activities	(837)	(785)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	6,000	—
Debt issuance costs	(1,286)	—
Net proceeds (repayments) of previous lines of credit	(4,310)	1,027
Net proceeds (repayments) of existing line of credit	3,957	—
Principal payments on long-term debt	(907)	(197)
Payments of notes to stockholders	(458)	(500)
Proceeds from exercise of stock options and warrants	70	61

Net cash provided by financing activities	3,066	391

Effect of exchange rate changes on cash	191	938

Net decrease in cash and cash equivalents	962	(569)
Cash and cash equivalents at beginning of period	3,802	4,371

Cash and cash equivalents at end of period	$4,764	$3,802

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$635	$560

Income taxes	$519	$82

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of warrants issued	$1,300	$—

The accompanying Notes are an integral part of these Consolidated Financial Statements

EMRISE CORPORATION

Notes to Consolidated Financial Statements

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

        EMRISE Corporation (the "Company") designs, manufactures and markets proprietary electronic devices and communications equipment for aerospace, defense, industrial, and communications applications. The Company has operations in the United States ("U.S."), England, France and Japan. The Company conducts its business through two operating segments: electronic devices and communications equipment. The subsidiaries within the electronic devices segment design, develop, manufacture and market electronic devices for defense, aerospace and industrial markets and operate out of facilities located in the U.S., England and Japan. The subsidiaries within the communications equipment segment design, develop, manufacture and market network access equipment and network timing and synchronization products and operate out of facilities located in the U.S. and France.

Basis of Presentation

        The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and include the accounts of the Company and each of its subsidiaries, after elimination of intercompany accounts and transactions. Certain prior years' amounts have been reclassified to conform to the current year presentation.

Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

        The Company considers cash and cash equivalents to include cash in banks, commercial paper and deposits with financial institutions that can be liquidated without prior notice or penalty. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

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

Inventories

        The Company's finished goods electronic devices inventories generally are built to order. The Company's communications equipment inventories generally are built to forecast, which requires production of a larger amount of finished goods in the communications equipment business so that customers can be served promptly. The Company's products consist of numerous electronic and other

EMRISE CORPORATION

Notes to Consolidated Financial Statements (Continued)

parts, which necessitates the exercise of detailed inventory management. The Company values its inventory at the lower of the actual cost to purchase or manufacture the inventory (first-in, first-out) or the current estimated market value of the inventory (net realizable value). The Company performs cycle counts of inventories using an ABC inventory methodology, which groups inventory into cycle counting categories, or conducts physical inventories at least once a year. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on its estimated forecast of product demand and production requirements for the next 12 to 24 months. Additionally, to determine inventory write-down provisions, the Company reviews product line inventory levels and individual items as necessary and periodically review assumptions about forecasted demand and market conditions. Any inventory that the Company determines to be obsolete, either in connection with the physical count or at other times of observation, are reserved for and subsequently written-off. As of December 31, 2007, total inventory reserves amounted to $6.1 million of which $4.4 million, or 24.6% of total inventory, related to the electronic devices segment and $1.7 million, or 9.8% of total inventory, related to the communications equipment segment.

        The electronics devices and communications equipment industries are characterized by rapid technological change, frequent new product development, and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Also, estimates of future product demand may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for excess and obsolete inventory. Although the Company makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of the Company's inventory and its reported operating results.

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

Deferred Financing Costs

        Deferred financing costs, which are included in other assets, are costs incurred to obtain debt financing, including all related fees, and are included in the accompanying consolidated balance sheets and are amortized as interest expense over the term of the related financing using the straight-line method which approximates the interest rate method.

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

EMRISE CORPORATION

Notes to Consolidated Financial Statements (Continued)

assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Goodwill and Other Intangible Assets

        Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, disallows the amortization of goodwill and provides for impairment testing of goodwill carrying values on an annual basis or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company's reporting units have been identified as electronic devices and communications equipment. The Company performed its annual required tests of impairment as of December 31, 2007 and 2006 for goodwill in the electronic devices and the communications equipment reporting units. No events or changes in circumstances occurred between annual tests that would have required an interim goodwill impairment test. Intangible assets with identifiable useful lives are amortized using the straight-line method over their useful lives.

        Definite-lived intangible assets are stated at cost, less accumulated amortization, and are amortized on the straight-line method over their estimated useful lives ranging from two to twenty years. The Company periodically reviews the original estimated useful lives of long-lived assets and makes adjustments when appropriate. Intangible assets with finite useful lives are tested for impairment whenever events or changes in circumstances indicate that an asset's carrying amount may not be recoverable. The Company evaluates its intangible assets for impairment by comparing the future undiscounted cash flows of the underlying assets to their respective carrying amounts.

Product Warranty Liabilities

        Generally, the Company's products carry a standard one-year, limited parts and labor warranty. In certain circumstances, the Company provides a two-year limited parts and labor warranty on communications test instruments and network access products. The Company offers extended warranties beyond two years for an additional cost to its customers. Products returned under warranty typically are tested and repaired or replaced at the Company's option. Historically, the Company has not experienced significant warranty costs or returns.

        The Company records a liability for estimated costs that it expects to incur under the basic limited warranties when product revenue is recognized. Factors affecting the warranty liability include the number of units sold, historical and anticipated rates of claim and costs per claim. The Company periodically assesses the adequacy of its warranty liability accrual based on changes in these factors.

Stock-Based Compensation

        Effective January 1, 2006, the Company adopted the modified prospective method of SFAS No. 123R, which requires the measurement and recognition of compensation expense for all stock-based compensation awards made to employees and directors based on estimated fair values.

        The Company estimates the fair value of its stock option plans using the Black-Scholes option pricing model (the "Option Model"). The Option Model requires the use of subjective and complex assumptions, including the option's expected term and the estimated future price volatility of the underlying stock, which determine the fair value of the stock-based awards. In accordance with the provisions of SFAS No. 123R, stock-based compensation expense recognized during a period is based on the value of the portion of the stock-based awards that are expected to vest with employees.

EMRISE CORPORATION

Notes to Consolidated Financial Statements (Continued)

Accordingly, the recognition of stock-based compensation expense beginning January 1, 2006 has been reduced for estimated future forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant with adjustments recorded in subsequent period compensation expense if actual forfeitures differ from those estimates.

        The following weighted average assumptions were used for stock options granted during the year ended December 31,:

	2007	2006
Dividend yield	None	None
Expected volatility	83%	86%
Risk-free interest rate	4.71%	4.75%
Expected term	7 years	7 years
Weighted average fair value per share at grant date	$0.90	$0.79

Loss Per Share

        Loss per share is calculated according to SFAS No. 128, Earnings Per Share. Basic loss per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding during the year. Diluted loss per share reflects the potential dilution of securities that could share in the earnings of the Company.

Foreign Currency Translation

        The accounts of foreign subsidiaries have been translated using the local currency as the functional currency. Accordingly, foreign currency denominated assets and liabilities have been translated to United States dollars at the current rate of exchange on the balance sheet date and at the average for the period reported for the statement of operations. The effects of translation are recorded either within our statement of operations under the caption "other income (expense)" or as a separate part of our net equity under the caption "accumulated other comprehensive income (loss)." Exchange gains and losses arising from transactions denominated in foreign currencies are translated at the exchange rates applicable on the dates of the transactions and are included in operations.

Concentration of Credit Risk

        Financial instruments, which potentially expose the Company to concentration of credit risk, consist primarily of cash and accounts receivable. The Company places its cash with high quality financial institutions. At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation.

        The Company's accounts receivable result from sales to a broad customer base. The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. Accounts receivable are generally due within 30 days in the Company's U.S., England and France operations and are stated net of an allowance for doubtful accounts. Accounts outstanding for longer than the contractual payment terms are considered past due. Provisions for uncollectible accounts are made based on the Company's specific assessment of the collectibility of all past due accounts. Credit losses are provided for in the financial statements and consistently have been within management's expectations. No customer represented 10% or more of the Company's total net sales during 2007 or 2006.

EMRISE CORPORATION

Notes to Consolidated Financial Statements (Continued)

Revenue Recognition

        The Company derives revenues from sales of electronic devices and communications equipment products and services. The Company's sales are based upon written agreements or purchase orders that identify the type and quantity of the item and/or services being purchased and the purchase price. The Company recognizes revenues when shipment of products has occurred or services have been rendered, no significant obligations remain on the part of the Company, and collectability is reasonably assured based on the Company's credit and collections practices and policies.

        The Company recognizes revenues from U.S. sales of its electronic devices and communications equipment at the point of shipment of those products. An estimate of warranty costs are recorded at the time the revenue is recognized. Product returns are infrequent and require prior authorization because sales are final and the Company quality tests its products prior to shipment to ensure products meet the specifications of the binding purchase orders under which those products are shipped. Normally, when a customer requests and receives authorization to return a product, the request is accompanied by a purchase order for a repair or for a replacement product.

        Revenue recognition for products and services provided by the Company's subsidiaries in England depends upon the type of contract involved. Engineering/design services contracts generally entail design and production of a prototype over a term of up to several years, with revenue deferred until each milestone defined in the contract is reached. Production contracts provide for a specific quantity of products to be produced over a specific period of time. Customers issue binding purchase orders or enter into binding agreements for the products to be produced. The Company recognizes revenues on these orders as the products are shipped. Returns are infrequent and permitted only with prior authorization because these products are custom made to order based on binding purchase orders and are quality tested prior to shipment. An estimate of warranty costs are recorded at the time revenue is recognized.

        The Company recognizes revenues for products sold by its French subsidiary at the point of shipment. Customer discounts are included in the product price list provided to the customer. Returns are infrequent and permitted only with prior authorization because these products are shipped based on binding purchase orders and are quality tested prior to shipment. An estimate of warranty costs are recorded at the time revenue is recognized.

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

Shipping and Handling Costs

        The Company records shipping and handling costs in cost of goods sold. Shipping and handling costs were $320,000 and $163,000 in 2007 and 2006, respectively.

Advertising Costs

        Advertising costs are charged to expense as incurred. Advertising costs for 2007 and 2006 were immaterial.

EMRISE CORPORATION

Notes to Consolidated Financial Statements (Continued)

Income Taxes

        Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities at the applicable tax rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the Company's forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income in applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company's effective tax rate on future earnings. The provision for income taxes represents the tax payable for the year and the change during the year in deferred tax assets and liabilities.

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

	Year Ended December 31,
	2007	2006
Net loss	$(1,928)	$(3,615)
Other comprehensive income:
Foreign currency translation adjustment	356	1,568

Comprehensive loss	$(1,572)	$(2,047)

NOTE 2—INVENTORIES

        Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consisted of the following at December 31 (in thousands):

	2007	2006
Raw materials	$9,292	$8,771
Work-in-process	4,540	3,588
Finished goods	3,956	3,873
Reserves	(6,124)	(5,657)

Total inventories, net	$11,664	$10,575

EMRISE CORPORATION

Notes to Consolidated Financial Statements (Continued)

NOTE 3—PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consisted of the following as of December 31 (in thousands):

	2007	2006
Land and buildings	$419	$379
Machinery, equipment and fixtures	4,582	4,263
Leasehold improvements	944	729
Capital leases	270	270

	6,215	5,641
Accumulated depreciation	(3,988)	(3,396)

Total property, plant and equipment	$2,227	$2,245

NOTE 4—DEBT ISSUANCE COSTS

        On November 30, 2007, EMRISE Corporation and its direct subsidiaries, EMRISE Electronics Corporation, CXR Larus Corporation and RO Associates (collectively, the "Borrowers") entered into a new Credit Facility (see Note 7 and 8). In connection with the new Credit Facility, the company incurred $1.3 million of debt issuance costs, which in included in "Other assets" in the accompanying consolidated balance sheets and is being amortized over three years, the term of the related financing, using the straight-line method, which approximates the interest rate method. For 2007, $35,000 of deferred debt issuance costs was amortized to interest expense. Assuming no additions or adjustments in debt issuance costs, annual amortization of debt issuance costs to interest expense is estimated to be approximately $429,000 in 2008 and 2009 and $393,000 in 2010.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

        Goodwill for the Company's reporting units consisted of the following at December 31 (in thousands):

	2007	2006
Electronic Devices	$7,295	$7,161
Communications Equipment	5,834	5,834

	$13,129	$12,995

        The Company performed its annual required tests of impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, as of December 31, 2007 and 2006 for each of its reporting units. No events or changes in circumstances occurred between annual tests that would have required an interim goodwill impairment test. No additions, disposals or impairment adjustments were made to goodwill balances during 2007.

EMRISE CORPORATION

Notes to Consolidated Financial Statements (Continued)

        The following table reflects changes in our goodwill balances, by segment, for the year ended December 31, 2007 (in thousands):

	Electronic Devices	Communications Equipment	Total
Balance at December 31, 2006	$7,161	$5,834	$12,995
Foreign currency translation	134	—	134

Balance at December 31, 2007	$7,295	$5,834	$13,129

        Changes to goodwill balances were related to foreign currency translation adjustments on foreign goodwill amounts.

        Other intangible assets consist primarily of trademarks, trade names and technology acquired. The original cost and accumulated amortization of these intangible assets consisted of the following at December 31 (in thousands):

	2007			2006
	Electronic Devices	Communications Equipment	Total	Electronic Devices	Communications Equipment	Total
Intangibles with definite lives:
Technology acquired	$500	$1,150	$1,650	$500	$1,150	$1,650
Customer relationships	350	200	550	350	200	550
Covenant-not-to-compete	200	—	200	200	—	200
Patents	29	—	29	29	—	29
Patents-in-progress	96	—	96	60	—	60
Backlog	200	—	200	200	—	200

	1,375	1,350	2,725	1,339	1,350	2,689
Accumulated amortization	(584)	(472)	(1,056)	(406)	(337)	(743)

Carrying Value	791	878	1,669	933	1,013	1,946
Intangibles with indefinite lives:
Trademarks and trade names	850	750	1,600	850	750	1,600

Total intangible assets, net	$1,641	$1,628	$3,269	$1,783	$1,763	$3,546

        In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reevaluates the carrying value of identifiable intangible and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. No events or changes in circumstances occurred during 2007 that would have required an impairment analysis to be performed.

        Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the assets, annual amortization expense on intangible assets is estimated to be approximately $238,000 in 2008 and $221,000 in 2009, 2010, 2011 and 2012. The Company's current intangible assets have a weighted average remaining useful life of approximately 9 years.

EMRISE CORPORATION

Notes to Consolidated Financial Statements (Continued)

NOTE 6—ACCRUED LIABILITIES

        Accrued expenses as of December 31 consisted of the following (in thousands):

	2007	2006
Accrued payroll and benefits	$1,142	$1,547
Advance payments from customers	1,712	1,840
Warranty reserve	352	288
Other accrued expenses	2,229	1,384

Total accrued expenses	$5,435	$5,059

        No other individual item represented more than 5% of total current liabilities.

NOTE 7—LINES OF CREDIT

Existing Line of Credit

        On November 30, 2007, the Company and its direct subsidiaries, EMRISE Electronics Corporation, CXR Larus Corporation and RO Associates Incorporated (collectively, the "Borrowers") entered into a Credit Agreement (the "Credit Agreement") with GVEC Resource IV Inc. (the "Lender") providing for a three year credit facility in the aggregate amount of $23,000,000 (the "Credit Facility") and is secured by accounts receivable, other rights to payment and general intangibles, inventories and equipment.

        The Credit Facility consists of (i) a one year revolving credit facility for up to $7,000,000 that may be extended, at the Company's option, for up to three years (the "Revolver"), (ii) a three year term loan in an outstanding principal amount of $6,000,000 which was fully funded on November 30, 2007 (the "Term Loan A"); and (iii) a three year term loan in the amount of $10,000,000 to be used solely for possible acquisitions to be made within 18 months of November 30, 2007 (the "Term Loan B," and together with the Term Loan A, the "Term Loans"). A portion of the proceeds from the Revolver and the Term Loan A were used to repay existing institutional debt at the time of the closing of the financing and a portion will be used to fund the Company's on-going working capital requirements.

        The Revolver is formula-based and which generally provides that the outstanding borrowings under the line of credit may not exceed an aggregate of 85% of eligible accounts receivable, plus 10% of the value of eligible raw materials not to exceed $600,000, plus 50% of the value of eligible finished goods inventory not to exceed $1,500,000, minus the aggregate amount of reserves that may be established by the Lender.

        Interest on the Revolver is payable monthly. The interest rate is variable and is adjusted monthly based on prime rate as published in the "Money Rates" column of The Wall Street Journal (the "Base Rate") plus 1.25%, subject to a minimum rate of 9.5%. The Revolver is subject to various financial covenants on a consolidated basis including the following: EBITDA, measured on a fiscal quarter-end basis, must not be less than the scheduled amount for each specified period; the debt service coverage ratio, measured quarterly, must be greater than the lesser of the scheduled amount for each specific period or 1.10:1.00; the leverage ratio, measured quarterly, must not be greater than 1.25:1.00; and the Company must not incur capital expenditures in any fiscal year in excess of $500,000. As of December 31, 2007, the Company was in compliance with all of its covenants under the Revolver.

EMRISE CORPORATION

Notes to Consolidated Financial Statements (Continued)

        As of December 31, 2007, the Company had outstanding borrowings of $4.0 million under the Revolver with remaining availability under the formula-based calculation of $2.3 million.

        Upon the sale or disposition by the Borrowers or any of their subsidiaries of property or assets, the Borrowers may be obligated to prepay the Revolver and the Term Loans with the net cash proceeds received in connection with such sales or dispositions to the extent that the aggregate amount of net cash proceeds received, and not paid to the Lender as a prepayment, for all such sales or dispositions exceed $150,000 in any fiscal year.

        In the event of a default and continuation of a default, the Lender may accelerate the payment of the principal balance requiring the Company to pay the entire indebtedness outstanding on that date. Upon the occurrence and during the continuation of an event of default, the Lender may also elect to increase the interest rate applicable to the outstanding balance by four percentage points above the per annum interest rate that would otherwise be applicable.

        In connection with entering into the Credit Agreement, the Borrowers issued a Revolver Loan Note dated November 30, 2007 (the "Revolver Note") to the Lender in the principal amount of $7,000,000. The Revolver Note is governed by the terms of the Credit Agreement.

Previous Lines of Credit

        On December 1, 2006, EMRISE Corporation, EMRISE Electronics, CXR Larus, RO and Wells Fargo Bank acting through its Wells Fargo Business Credit operating division ("WFBC") entered into a Credit and Security Agreement ("WFBC credit facility") providing for a revolving line of credit and term loan. The WFBC credit facility provided for a $5,000,000 revolving line of credit that expired on December 1, 2009 and was secured by accounts receivable, other rights to payment and general intangibles, inventories and equipment. The line of credit was formula-based and generally provided that the outstanding borrowings under the line of credit may not exceed an aggregate of 85% of eligible accounts receivable plus 10% of the value of eligible finished goods inventory. Interest was payable monthly. The interest rate was variable and adjusted monthly based on the prime rate plus 1%. On November 30, 2007, in connection with entering into the new Credit Facility, the Company terminated the WFBC credit facility.

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

        As of December 31, 2006, the Company's foreign subsidiaries had credit facilities, including lines of credit and term loans, with Lloyds TSB Bank PLC and Lloyds TSB Commercial Finance Limited in England, IFN Finance, Banc National de Paris and Société Générale in France, and Sogelease and Johnan Shinkin Bank in Japan. At December 31, 2006, the balances outstanding under the Company's England, France and Japan credit facilities were $1,762,000, $1,156,000 and $15,000, respectively. On November 30, 2007, in connection with entering into the new Credit Facility, the Company terminated these foreign subsidaries' credit facilities.

NOTE 8—LONG-TERM DEBT

        In connection with entering into the Credit Agreement discussed in Note 7, the Borrowers issued to the Lender a Term Loan A Note dated November 30, 2007 in the principal amount of $6,000,000,

EMRISE CORPORATION

Notes to Consolidated Financial Statements (Continued)

which was fully funded on November 30, 2007, and a Term Loan B Note dated November 30, 2007 in the principal amount of $10,000,000, to be used solely for possible acquisitions to be made within 18 months of November 30, 2007, which remained unfunded at December 31, 2007 (collectively, the "Term Notes"). The Term Notes are governed by the terms of the Credit Agreement. As part of the consideration for issuance of the Credit Agreement, the Company issued warrants to purchase 2.9 million shares of EMRISE common stock (see Note 10) with a fair value of $1.3 million, which was accounted for as a discount to the Credit Facility and is amortized over the term of the Credit Agreement.

        The Term Notes bear interest at the Base Rate plus 4.25%, subject to a minimum rate of 12.5%, and require interest only payments in the first year, scheduled principal plus interest payments in years two and three, and a final balloon payment at the end of year three. Interest on the Term Notes is payable monthly. The Borrowers may make full or partial prepayment of the Term Notes provided that any such prepayment is accompanied by the applicable prepayment premium.

        At December 31, 2006, the Company had agreements with several foreign banks that included term borrowings that matured at various dates through 2008. Interest rates on these borrowings ranged from 3.25% to 7%. On November 30, 2007, in connection with entering into the Credit Facility, the Company terminated these foreign subsidaries' term loans.

        The Company has capital leases relating to capital equipment. The leases all contain bargain purchase options and expire at various dates through December 31, 2017. Capitalized lease obligations are calculated using interest rates appropriate at the inception of the lease and range from 6% to 18%. Leases are amortized over the lease term using the effective interest method.

        The following table is a summary of long-term debt, excluding loans from stockholders, as of December 31 (in thousands):

	2007	2006
Term Loan A	$6,000	$—
Term Loan B	—	—
Term notes payable to U.S. commercial lender	112	200
Term notes payable to foreign banks	—	601
Capitalized lease obligations	52	248

	6,164	1,049
Unamortized discount on debt	(1,264)	—

	4,900	1,049
Current portion of long-term debt	(71)	(516)

Long-term debt	$4,829	$533

EMRISE CORPORATION

Notes to Consolidated Financial Statements (Continued)

        Principal maturities related to long-term debt, including loans from stockholders (see Note 15), as of December 31, 2007, were as follows (in thousands):

Year ending December 31,	Term Loan A	Term notes payable to U.S. commercial lender	Capitalized Lease Obligations	Stockholder Notes (Note 15)
2008	—	36	$35	521
2009	600	55	14	500
2010	1,080	16	3	250
2011	4,320	5	—	—
Thereafter	—	—	—	—

	$6,000	$112	$52	$1,271

NOTE 9—STOCK-BASED COMPENSATION

        On January 1, 2006, the Company adopted the provisions of SFAS No. 123R under the modified prospective method (see Note 1), which requires the measurement and recognition of compensation expense for all stock-based compensation awards made to employees and directors based on estimated fair values. A summary of the Company's stock-based compensation plans is presented below.

        At December 31, 2007, a variety of the Company's stock-based compensation grants or awards were outstanding for employees (including executive officers) and members of the board of directors. All stock-based compensation plans were approved by the Company's board of directors.

Description of Stock Option Plans

        The Company has five stock option plans:

  •
  Employee Stock and Stock Option Plan, effective July 1, 1994, provides for non-qualified stock options as well as restricted and non-restricted stock awards to both employees and outside consultants. Up to 520,000 shares were authorized for issuance under this plan. Terms of related grants under the plan are at the discretion of the board of directors. The board of directors does not intend to issue any additional options or make any additional stock grants under this plan.

  •
  1993 Stock Option Plan, provides for the grant of up to 300,000 incentive and non-qualified stock options to purchase stock at not less than the current market value on the date of grant. Options granted under this plan vest ratably over three years and expire 10 years after date of grant. The board of directors does not intend to issue any additional options under this plan.

  •
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

EMRISE CORPORATION

Notes to Consolidated Financial Statements (Continued)

  •
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

  •
  The 2007 Stock Incentive Plan (the "2007 Plan") was adopted by the board of directors in November 2007 and approved by the stockholders on December 12, 2007. Under the 2007 Plan, the administrator may grant or issue stock options (incentive or nonqualified), stock appreciation rights ("SARs"), restricted stock, restricted stock units, performance awards and stock payments, or any combination thereof.. Up to 5,000,000 shares of common stock may be granted pursuant to awards under the 2007 Plan. Incentive and nonqualified options must have an exercise price of not less than the fair market value of a share of common stock on the date of grant and may not be exercised more than ten years after the date of grant. However, incentive options granted to an individual who owns (or is deemed to own) more than 10% of the total combined voting power of all class of EMRISE stock must have an exercise price of not less than 110% of the fair market value of a share of common stock on the date of grant and may not be exercised more than five years after the date of grant. The base price of any SAR granted under the 2007 Plan must be at least 100% of the fair market value of a share of common stock on the date of grant. SARs will be settled in shares of common stock. Restricted stock may have a price as determined by the administrator. Restricted stock units entitle the holder to receive vested shares of common stock. Neither restricted stock or restricted stock units may be sold or otherwise hypothecated or transferred. Performance awards will be paid in shares of common stock and may be granted to employees, consultants or independent directors based on specific performance criteria. Stock payments may be issued to employees, independent directors or consultants in the form of common stock or an option or other right to purchase common stock and may be issued as part of a deferred compensation arrangement that would otherwise be paid in cash.

EMRISE CORPORATION

Notes to Consolidated Financial Statements (Continued)

        Stock option activity for the years ended December 31, 2007 and 2006 was as follows:

	2007		2006
	Shares (in 000's)	Weighted Average Exercise Price	Shares (in 000's)	Weighted Average Exercise Price
Outstanding, beginning of year	1,965	$1.08	2,108	$1.05
Granted	75	$1.16	50	$1.00
Exercised(1)	(172)	$0.40	(181)	$0.54
Forfeited (including expirations)	(60)	$2.00	(12)	$3.13

Outstanding, end of year	1,808	$1.12	1,965	$1.08

Exercisable, end of year	1,733	$1.12	1,860	$1.08

(1)
Exercised at option prices ranging from $0.20 to $1.00 during 2007 and $0.35 to $1.00 during 2006.

        The total fair value of options that vested during the years ended December 31, 2007 and 2006, was approximately $72,000 and $213,000, respectively. As of December 31, 2007, the Company had 1.7 million fully-vested stock options, with a weighted average exercise price of $1.12 and remaining term of 5.7 years. The Company expects that 87,000 stock options (after forfeitures), with a weighted-average exercise price of $1.16 and remaining term of 9.4 years, will vest in the future. The aggregate intrinsic value is approximately $0.4 million for unvested and vested options at December 31, 2007 based on the Company's average common stock closing price in 2007.

        The Company received $68,000 and $97,000 from the exercise of stock options in 2007 and 2006, respectively. The tax benefit realized was de minimis. For options exercised during the years ended December 31, 2007 and 2006, the differences between the fair value of the common shares issued and their respective exercise price were approximately $134,000 and $141,000, respectively.

        The following table summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options (in 000's)	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Options (in 000's)	Weighted Average Exercise Price
$0.20 to $1.00	1,013	4.6	$0.59	720	$0.83
$1.01 to $2.00	795	7.5	$1.79	1,013	$1.32

Total options	1,808			1,733

        Total stock-based compensation expense included in wages, salaries and related costs was $69,000 and $131,000 for the year ended December 31, 2007 and 2006, respectively. These compensation expenses were charged to selling, general and administrative expenses. As of December 31, 2007, the Company had $41,000 of total unrecognized compensation expense related to stock option grants, which will be recognized over the remaining weighted average period of two years.

EMRISE CORPORATION

Notes to Consolidated Financial Statements (Continued)

NOTE 10—WARRANTS

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

        During 2007, the Company issued to a financial advisor a five-year warrant to purchase up to 31,250 shares of the Company's common stock on a cash or cashless basis at an exercise price equal to $1.15 per share. The estimated fair value of the warrants was $17,000, which was calculated using the Black-Scholes pricing model with the following assumptions: risk free interest rate of 4.5%, expected life of 2.5 years, no dividend yield and an expected volatility of 75%.

        In connection with entering into the Credit Facility (discussed in note 7), the Company issued a seven year warrant to Private Equity Management Group LLC to purchase up to 2.9 million shares of the Company's common stock on a cash or cashless basis at an exercise price of $1.10 per share. The estimated fair value of the warrants was $1.3 million, which was calculated using the Black-Scholes pricing model with the following assumptions: risk free interest rate of 3.1%, expected life of 7 years, no dividend yield and an expected volatility of 59%.

        The following table reflects warrants outstanding and related activity for warrants authorized for issuance by the Board of Directors to certain officers, directors, stockholders, key employees and other parties:

	Number of Shares (in 000's)	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Average Intrinsic Value (in-the-money) Warrants
Balance outstanding at December 31, 2005	4,487	$1.63
Warrants issued	25	$1.21
Warrants exercised	(351)	$0.82

Balance outstanding at December 31, 2006	4,161	$1.71
Warrants issued	2,941	$1.10
Warrants exercised	—
Warrants cancelled	(225)	$1.33

Balance outstanding at December 31, 2007	6,877	$1.46	4.1	$—

        There were no warrants outstanding at December 31, 2007 where the exercise price was below the market price for the Company's shares (in-the-money).

EMRISE CORPORATION

Notes to Consolidated Financial Statements (Continued)

NOTE 11—LOSS PER SHARE

        Basic loss per share is computed by dividing net loss by the weighted average common shares outstanding during a period. Diluted loss per share is based on the treasury stock method and includes the dilutive effect of stock options and warrants outstanding during the period. Common share equivalents have been excluded where their inclusion would be anti-dilutive. As a result of the loss incurred by the Company for all periods presented, the potentially dilutive common shares have been excluded because their inclusion would have been anti-dilutive. The following table illustrates the computation of basic and diluted loss per share for the years ended December 31, 2007 and 2006 (in thousands, except per share amounts):

	2007	2006
NUMERATOR:
Net loss	$(1,928)	$(3,615)

DENOMINATOR:
Basic weighted average common shares outstanding	38,176	37,981
Effect of dilutive securities:
Dilutive stock options and warrants	—	—

Diluted weighted average common shares outstanding	38,176	37,981

Basic loss per share	$(0.05)	$(0.10)

Diluted loss per share	$(0.05)	$(0.10)

        The following table shows the common stock equivalents that were outstanding as of December 31, 2007 and 2006, but were not included in the computation of diluted earnings per share as a result of the loss incurred by the Company or because the options' or warrants' exercise price was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive:

	Number of Shares	Range of Exercise Price Per Share
Anti-dilutive common stock options:
As of December 31, 2007	795,000	$0.20 - $2.00
As of December 31, 2006	780,000	$1.13 - $2.00
Anti-dilutive common stock warrants:
As of December 31, 2007	6,877,000	$0.85 - $2.00
As of December 31, 2006	4,111,000	$1.30 - $2.00

NOTE 12—INCOME TAXES

        The Company files a consolidated U.S. federal income tax return. This return includes all domestic companies 80% or more owned by the Company. State tax returns are filed on a consolidated, combined or separate basis depending on the applicable laws relating to the Company and its domestic subsidiaries.

EMRISE CORPORATION

Notes to Consolidated Financial Statements (Continued)

        The Company's income before provision for income taxes was generated from the U.S. and foreign operations for the years ended December 31 as follows (in thousands):

	2007	2006
Earnings (loss) before income taxes:
U.S.	$(5,365)	$(4,689)
Foreign	4,171	1,693

Earnings (loss) before income taxes	$(1,194)	$(2,996)

        The Company's provision for income taxes consisted of the following for the years ended December 31 (in thousands):

	2007	2006
Current
Federal	$—	$—
State	12	36
Foreign	666	548

Total current	678	584

Deferred
Federal	—	109
State	—	—
Foreign	56	(74)

Total deferred	56	35

Total provision for income taxes	$734	$619

        Income tax expense (benefit) differed from the amount obtained by applying the statutory federal income tax rate of 34% to income before income taxes as follows for the years ended December 31 (in thousands):

	2007	2006
Federal income tax at statutory rates	$(1,498)	$(1,128)
State income taxes, net of federal benefit	(131)	(143)
Foreign income taxes	226	(101)
Changes in valuation allowances	2,139	2,024
Permanent differences	(2)	(33)

	$734	$619

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax

EMRISE CORPORATION

Notes to Consolidated Financial Statements (Continued)

purposes. Significant components of the Company's deferred tax assets and liabilities were as follows as of December 31 (in thousands):

	2007	2006
Current deferred tax assets:
Allowance for doubtful accounts	$72	$38
Inventory reserves and uniform capitalization	1,081	1,065
Other accrued liabilities	621	319

	1,774	1,422
Valuation allowance—current deferred tax assets	(1,574)	(1,251)

Total current deferred tax assets	200	171
Long-term deferred tax assets:
Depreciation on property, plant & equipment	370	59
Deferred compensation	218	218
Alternative minimum tax credit carryforwards	142	142
Capital loss carryforwards	136	136
Net operating loss carryforwards	7,988	5,835

	8,854	6,390
Valuation allowance—long-term deferred tax assets	(8,237)	(5,835)

Total long-term deferred tax assets	617	555

Deferred tax liabilities:
Intangible assets other than goodwill	(904)	(1,053)

Total deferred tax liabilities (long-term)	(904)	(1,053)

Net deferred tax asets (liabilities)	$(87)	$(327)

        The Company had federal and state net operating loss carryforwards of approximately $26.4 million and $15.5 million as of December 31, 2007 and 2006, respectively, that expire at various dates through 2028. As of December 31, 2007 and 2006, the Company recorded a valuation allowance on the deferred tax asset. Management believes sufficient uncertainty exists regarding the realizability of the deferred tax asset items and that a valuation allowance is required. Management considers projected future taxable income and tax planning strategies in making this assessment. For the years ended December 31, 2007 and 2006, management recorded increases in its valuation allowances of $2.7 million and $1.9 million, respectively, based on the domestic book income in 2007 and 2006 and projections for future taxable income over periods that the deferred assets are deductible. The amount of the deferred tax assets considered realizable, however, could materially change in the near future if estimates of future taxable income during the carryforward period are changed.

        Utilization of the Company's net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration or elimination of the net operating loss and tax credit carryforwards before utilization. As a result of a merger in 1997 the Company experienced a more than 50% ownership change for federal income tax purposes. Of the pre-1997 net operating loss carryforwards subject to limitation, approximately $276,000 per year is available to offset future federal taxable income.

EMRISE CORPORATION

Notes to Consolidated Financial Statements (Continued)

        The Company adopted FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, on January 1, 2007. The implementation of FIN 48 did not result in a material adjustment to the Company's liability for unrecognized income tax benefits. At the time of adoption and as of December 31, 2007, the Company had recorded no net unrecognized tax benefits.

        The Company recognizes interest and penalties related to uncertain tax positions in interest expense and selling, general and administrative expense, respectively, in the condensed consolidated statements of operations and comprehensive income. No interest or penalties were recognized during 2007. As of December 31, 2007, the Company had nothing accrued for interest and penalties.

        The Company files income tax returns in the United States federal jurisdiction, the United Kingdom, France and Japan, and in the state jurisdictions of California, Texas, Pennsylvania and New Jersey. The Company is no longer subject to United States federal and state tax examinations for years before 2004 and 2003, respectively, and is no longer subject to tax examinations for the United Kingdom and Japan for years prior to 2006, and for France for years prior to 2004.

NOTE 13—OPERATING SEGMENTS

        The Company has two reportable operating segments: electronic devices and communications equipment. The electronic devices segment manufactures and markets digital and rotary switches, electronic power supplies, radio frequency ("RF") and microwave devices and subsystem assemblies. The electronic devices segment consists of EMRISE Electronics Corporation and its subsidiaries, which offer the same or similar products to similar customers. The communications equipment segment designs, manufactures and distributes network access products and timing and synchronization products. The communications equipment segment consists of operating entities CXR Larus Corporation and CXR Anderson Jacobson, which offer the same or similar products to similar customers. Both segments operate in the U.S., European and Asian markets, but have distinctly different customers, design and manufacturing processes and marketing strategies. Each segment has discrete financial information and a separate management structure. The Company evaluates performance based upon profit or loss from operations before income taxes exclusive of nonrecurring gains and losses. The Company accounts for intersegment sales at pre-determined prices negotiated between the individual segments.

EMRISE CORPORATION

Notes to Consolidated Financial Statements (Continued)

        Included in the Company's reconciliation of segment financial data to the consolidated amounts is unallocated corporate expenses. Selected financial data for each of the Company's operating segments reconciled to the consolidated totals is shown below (in thousands):

	Year ended December 31,
	2007	2006
Net sales
Electronic devices	$36,471	$32,702
Communications equipment	14,874	13,682

Total	$51,345	$46,384

Gross profit
Electronic devices	$11,602	$11,747
Communications equipment	5,748	5,224

Total	$17,350	$16,971

Depreciation and amortization
Electronic devices	$895	$922
Communications equipment	236	232
All other	23	36

Total	$1,154	$1,190

Operating income (loss)
Electronic devices	$2,845	$3,635
Communications equipment	188	(1,031)
Corporate and other	(3,867)	(4,835)

Total	$(834)	$(2,231)

	December 31, 2007	December 31, 2006
Total assets
Electronic devices	$29,835	$27,514
Communications equipment	11,851	15,912
Corporate and other	6,642	1,359

Total	$48,328	$44,785

        No customer in either segment accounted for 10% or more of net sales during 2007 or 2006.

EMRISE CORPORATION

Notes to Consolidated Financial Statements (Continued)

        The Company's segments operate in different geographic areas. The following table is a summary of the Company's net sales by geographic area for the year ended December 31 (in thousands):

	2007	2006
United States	$13,786	$16,952
England	26,484	21,126
France	9,645	7,120
Japan	1,430	1,186

Total net sales	$51,345	$46,384

        Sales and purchases between geographic areas have been accounted for on the basis of prices set between the geographic areas, general at cost plus 40%. Net sales by geographic area have been determined based upon the country from which the product was shipped.

NOTE 14—RETIREMENT PLANS

        The Company maintains certain defined contribution retirement plans covering substantially all U.S. domestic employees. The Company's contributions to these retirement plans were $33,000 and $34,000 in the years ended December 31, 2007 and 2006, respectively.

        The Company's subsidiary in France has a defined benefit pension plan. The plan is an unfunded plan. As such, no contributions were made in either of the periods presented. The plan does not have plan assets. Employee benefits are based on years of service and the employees' compensation during their employment. The actuarially computed components of net periodic benefit cost included the following components for the years ended December 31, (in thousands):

	2007	2006
Service Costs	$14	$11
Interest Costs	10	7
Amortization of unrecognized loss	—	—
Expected return on plan assets	—	—

Net periodic pension expense	$24	$18

EMRISE CORPORATION

Notes to Consolidated Financial Statements (Continued)

        The following table sets forth the funded status and amounts recognized in the Company's consolidated statement of operations for the years ended December 31, (in thousands):

	2007	2006
Change in benefit obligation:
Projected benefit obligation, beginning of year	$208	$163
Service cost	14	11
Interest cost	10	7
Benefits paid	—	—
Actuarial loss/(gain)	4	—
Effect of foreign currency translation	25	27

Projected benefit obligation, end of year	$261	$208

Change in plan assets:
Plan assets, beginning of year	$—	$—
Actual return on plan assets	—	—
Employer contribution	—	—
Benefits paid	—	—

Plan assets, end of year	$—	$—

Unfunded Status	$261	$208
Unrecognized (gain)/loss	(22)	(16)

Net amount recognized	$239	$192

        The weighted average assumptions used to determine pension benefit obligations at December 31, were as follows:

	2007	2006
Discount rate	5.00%	4.00%
Rate of compensation increase	2.00%	2.00%

NOTE 15—COMMITMENTS AND CONTINGENCIES

Leases

        The Company conducts most of its operations from leased facilities under operating leases that expire at various dates through 2016. The leases generally require the Company to pay all maintenance, insurance and property tax costs and contain provisions for rent increases. Total rent expense, net of sublease income, for 2007 and 2006 was approximately $1.7 million and $1.5 million, respectively.

EMRISE CORPORATION

Notes to Consolidated Financial Statements (Continued)

        The future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

Year ending December 31,	Amount
2008	$1,529
2009	1,241
2010	1,083
2011	828
2012	83
Thereafter	—

$4,764

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

NOTE 16—RELATED PARTIES

        The Company issued promissory notes, dated July 13, 2004, to two former stockholders of CXR Larus Corporation (formerly Larus Corporation) totaling $3.0 million. These notes are subordinated to the Company's bank debt and are payable in 72 equal monthly payments of principal plus interest at the 30-day LIBOR plus 5% with a maximum interest rate of 7% during the first two years of the term of the notes, 8% during the third and fourth years, and 9% thereafter. At December 31, 2007, the 30-day LIBOR was 5.02%. Future maturities of notes payable to stockholders are $521,000 in 2008, $500,000 in 2009 and $250,000 in 2010. Interest paid on these notes was $127,000 and $152,000 for the year ended December 31, 2007 and 2006, respectively.

        Additionally, the Company entered into an above-market real property lease with the two former stockholders of CXR Larus Corporation. The lease represented an obligation that exceeded the fair market value by approximately $756,000. The lease term is for 7 years and expires on June 30, 2011. It is renewable for a 5-year term priced under market conditions. The base rent is based on a minimum rent of $.90 per square foot per month, which is $27,000 monthly or $324,000 per year, subject to monthly adjustments of the interest rate based on the Federal Reserve Discount Rate that match the lessor's variable interest rate mortgage payments on the building. The maximum increase in any year is 1.5%, with a cumulative maximum increase of 8% over the life of the lease. The increases apply to that portion of the rent that corresponds to the interest portion of the lessor's mortgage. Lease payments paid to the related parties during 2007 and 2006 totaled $439,000 and $456,000, respectively. Future minimum lease payments under the operating lease payable to the stockholders are included in Note 14.

EMRISE CORPORATION

Notes to Consolidated Financial Statements (Continued)

        The Company obtains consulting services from Jason Oliva, a related party. Payments made to Mr. Oliva for these services were $31,000 during the year ended December 31, 2007. No payments were made to Mr. Oliva for the year ended December 31, 2006.

        There are no guarantees by officers or fees paid to officers or loans to or from officers of the Company.

NOTE 17—RECENT ACCOUNTING PRONOUNCEMENTS

        On January 1, 2007, the Company adopted Financial Accounting Standards Board ("FASB") Financial Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for the uncertainty in recognizing income taxes in an organization in accordance with FASB Statement No. 109 by providing detailed guidance for financial statement recognition, measurement and disclosure involving uncertain tax positions. FIN 48 requires an uncertain tax position to meet a more-likely-than-not recognition threshold at the effective date to be recognized both upon the adoption of FIN 48 and in subsequent periods. The implementation of FIN 48 did not have a material effect on the Company's financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the effect that adoption of SFAS No. 159 would have on its financial condition or results of operations.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This new statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy, with the highest priority being quoted prices in active markets. The required effective date of SFAS No. 157 is the first quarter of 2008. The adoption of SFAS No. 157 is not expected to have a material effect on the Company's consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard amends SFAS No. 133 and seeks to enhance disclosure about how and why a company uses derivative and hedging activities, how derivative instruments and related hedged items are accounted for under SFAS No. 133 (and the interpretations of that standard) and how derivatives and hedging activities affect a company's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 is not expected to have a material effect on the Company's consolidated financial statements.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March, 2008.

EMRISE CORPORATION
By:	/s/ CARMINE T. OLIVA Carmine T. Oliva, Chairman of the Board, President and Chief Executive Officer (principal executive officer)
By:	/s/ D. JOHN DONOVAN D. John Donovan, Vice President of Finance and Administration (principal financial officer) and Secretary

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ CARMINE T. OLIVA Carmine T. Oliva	Chairman of the Board, President, Chief Executive Officer (principal executive officer) and Director	March 31, 2008
/s/ D. JOHN DONOVAN D. John Donovan	Vice President Finance and Administration (principal financial officer)	March 31, 2008
/s/ LAURENCE P. FINNEGAN, JR. Laurence P. Finnegan, Jr.	Director	March 31, 2008
/s/ OTIS W. BASKIN Otis W. Baskin	Director	March 31, 2008
/s/ RICHARD E. MAHMARIAN Richard E. Mahmarian	Director	March 31, 2008

EMRISE CORPORATION
EXHIBITS ATTACHED TO THIS REPORT

Exhibit Number	Description
23	Consent of Hein and Associates LLP, Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Vice President Finance and Administration Pursuant to 18 U.S.C. Section 350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
EMRISE CORPORATION ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007
TABLE OF CONTENTS
CAUTIONARY STATEMENT
PART I
  Item 1. Business.
  Item 1A. Risk Factors.
Risks Related to Our Business
Risks Related to Our Common Stock
  Item 1B. Unresolved Staff Comments.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures.
  Item 9A(T). Controls and Procedures.
  Item 9B. Other Information.
PART III
  Item 10. Directors, Executive Officers and Corporate Governance.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions, and Director Independence.
  Item 14. Principal Accounting Fees and Services.
PART IV
  Item 15. Exhibits and Financial Statement Schedules.
EMRISE CORPORATION AND SUBSIDIARIES Index to Financial Statements
Report of Independent Registered Public Accounting Firm
EMRISE CORPORATION Consolidated Balance Sheets (in thousands, except share and per share amounts)
EMRISE CORPORATION Consolidated Statements of Operations (in thousands, except per share amounts)
EMRISE CORPORATION Consolidated Statements of Cash Flows (in thousands)
EMRISE CORPORATION Notes to Consolidated Financial Statements
SIGNATURES
EMRISE CORPORATION EXHIBITS ATTACHED TO THIS REPORT