Form 10-Q
period 2008-03-31
Emrise CORP
filed 2008-05-15
CIK 854852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The number of shares outstanding of the Registrant’s common stock, $0.0033 par value, as of May 7, 2008 was 38,254,250.

EMRISE CORPORATION

TABLE OF CONTENTS

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

PART I. FINANCIAL INFORMATION

EMRISE CORPORATION

Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,454	$4,764
Accounts receivable, net of allowances for doubtful accounts of $291 at March 31, 2008 and $345 at December 31, 2007	9,297	9,406
Inventories	12,683	11,664
Current deferred tax assets	229	200
Prepaid and other current assets	1,367	1,617
Total current assets	27,030	27,651

Property, plant and equipment, net	2,511	2,227
Goodwill	13,093	13,129
Intangible assets other than goodwill, net	3,208	3,269
Deferred tax assets	618	617
Other assets	1,184	1,287
Total assets	$47,644	$48,180

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,465	$4,440
Accrued expenses	5,811	5,435
Current portion of long-term debt	182	71
Notes payable to stockholders, current portion	500	521
Income taxes payable	296	712
Other current liabilities	357	357
Total current liabilities	11,611	11,536

Long-term line of credit	3,709	3,957
Long-term debt, net of discount of $1,155 and $1,264, respectively	5,204	4,829
Notes payable to stockholders, less current portion	625	750
Deferred income taxes	904	904
Other liabilities	1,196	1,158
Total liabilities	23,249	23,134

Commitments and contingencies (See Note 7)

Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares, zero shares issued and outstanding	—	—
Common stock, $0.0033 par value. Authorized 150,000,000 shares; 38,254,000 and 38,254,000 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	126	126
Additional paid-in capital	44,547	44,527
Accumulated deficit	(21,558)	(20,661)
Accumulated other comprehensive income	1,280	1,054
Total stockholders’ equity	24,395	25,046
Total liabilities and stockholders’ equity	$47,644	$48,180

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2008	2007

Net Sales	$12,247	$11,922
Cost of Sales	7,838	8,074
Gross profit	4,409	3,848

Operating expenses:
Selling, general and administrative	3,975	3,736
Engineering and product development	664	710
Total operating expenses	4,639	4,446
Loss from operations	(230)	(598)

Other income (expense):
Interest income	18	19
Interest expense	(584)	(150)
Other, net	(17)	65
Total other income (expense), net	(583)	(66)

Loss before income taxes	(813)	(664)
Income tax provision (benefit)	84	128
Net Loss	$(897)	$(792)

Earnings per share:
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)

Weighted average shares outstanding
Basic	38,254	38,110
Diluted	38,254	38,110

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance at December 31, 2007	38,254	$126	$44,527	$(20,661)	$1,054	$25,046
Stock-based compensation	—	—	18	—	—	18
Warrants issued for services	—	—	2	—	—	2
Net loss and comprehensive income	—	—	—	(897)	226	(671)
Balance at March 31, 2008	38,254	$126	$44,547	$(21,558)	$1,280	$24,395

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(897)	$(792)
Reconciliation to net cash used in operating activities:
Depreciation and amortization	288	277
Provision for doubtful accounts	(54)	4
Provision for inventory obsolescence	53	251
Provision for warranty reserve	(103)	—
Deferred taxes	(30)	(4)
Amortization of deferred issuance costs	108	—
Amortization of debt discount	108	—
Stock-based compensation expense	18	22
Warrants issued for services	2	—
Changes in assets and liabilities:
Accounts receivable	163	712
Inventories	(1,072)	(681)
Prepaid and other assets	245	(201)
Accounts payable and accrued expenses	126	237
Total adjustments	(148)	617
Net cash used in operating activities	(1,045)	(175)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(37)	(135)
Additions to intangible assets	(11)	—
Net cash used in investing activities	(48)	(135)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (repayments) of lines of credit	(248)	(24)
Repayments of long-term debt	(75)	(126)
Payments of notes to stockholders	(146)	(125)
Proceeds from exercise of stock options and warrants	—	20
Net cash used in financing activities	(469)	(255)

Effect of exchange rate changes on cash	252	32
Net decrease in cash and cash equivalents	(1,310)	(533)
Cash and cash equivalents at beginning of period	4,764	3,802
Cash and cash equivalents at end of period	$3,454	$3,269

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of equipment through capital lease	$453	$—

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

EMRISE Corporation (the “Company”) designs, manufactures and markets proprietary electronic devices and communications equipment for aerospace, defense, industrial, and communications applications. The Company has operations in the United States (“U.S.”), England, France and Japan.  The Company conducts its business through two operating segments: electronic devices and communications equipment. The subsidiaries within the electronic devices segment design, develop, manufacture and market electronic devices for defense, aerospace and industrial markets and operate out of facilities located in the U.S., England and Japan.  The subsidiaries within the communications equipment segment design, develop, manufacture and market network access equipment and network timing and synchronization products and operate out of facilities located in the U.S. and France.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“Commission”) and therefore do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the U.S. (“GAAP”).  The year end balance sheet was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.  The unaudited condensed consolidated financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of March 31, 2008 and the results of operations and cash flows for the related interim periods ended March 31, 2008 and 2007. However, these results are not necessarily indicative of results for any other interim period or for the year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2007 as filed with the Commission.

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

	Three Months Ended
	March 31,
	2008	2007

Net loss	$(897)	$(792)
Other comprehensive income:
Foreign currency translation adjustment	226	(23)
Comprehensive loss	$(671)	$(815)

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

	Three Months Ended
	March 31,
	2008	2007

NUMERATOR:
Net loss	$(897)	$(792)

DENOMINATOR:
Basic weighted average common shares outstanding	38,254	38,110
Effect of dilutive securities: Dilutive stock options and warrants	—	—
Diluted weighted average common shares outstanding	38,254	38,110

Basic loss per share	$(0.02)	$(0.02)

Diluted loss per share	$(0.02)	$(0.02)

The following table shows the common stock equivalents that were outstanding as of March 31, 2008 and 2007, but were not included in the computation of diluted earnings per share as a result of the loss incurred by the Company or because the options’ or warrants’ exercise price was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive:

		Range of
	Number of	Exercise Price
	Shares	Per Share

Anti-dilutive common stock options:
As of March 31, 2008	1,101,000	$0.20 – $2.00
As of March 31, 2007	715,000	$1.35 – $3.13

Anti-dilutive common stock warrants:
As of March 31, 2008	6,742,000	$1.10 – $1.73
As of March 31, 2007	4,061,000	$1.21 – $2.00

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material effect on the Company’s financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This new statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy, with the highest priority being quoted prices in active markets. The required effective date of SFAS No. 157 is the first quarter of 2008. The adoption of SFAS No. 157 for financial assets and liabilities did not have a material effect on the Company’s consolidated financial statements, but resulted in additional disclosures contained herein.  In February 2008, the FASB issued Staff Position No. 157-2, which delayed by one year the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company is currently evaluating the impact the adoption of SFAS No. 157 for non-financial assets and liabilities will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard amends SFAS No. 133 and seeks to enhance disclosure about how and why a company uses derivative and hedging activities, how derivative instruments and related hedged items are accounted for under SFAS No. 133 (and the interpretations of that standard) and how derivatives and hedging activities affect a company’s financial position, financial performance and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The adoption of SFAS No. 161 is not expected to have a material effect on the Company’s consolidated financial statements.

NOTE 2 – STOCK-BASED COMPENSATION

The Company has five stock option plans:

•                  Employee Stock and Stock Option Plan, effective July 1, 1994;

•                  1993 Stock Option Plan;

•                  1997 Stock Incentive Plan;

•                  Amended and Restated 2000 Stock Option Plan; and

•                  2007 Stock Incentive Plan.

The board of directors does not intend to issue any additional options under the Employee Stock and Stock Option Plan, 1993 Stock Option Plan, 1997 Stock Incentive Plan or Amended and Restated 2000 Stock Option Plan.

Total stock-based compensation expense included in wages, salaries and related costs was $20,000 and $22,000 for the three months ended March 31, 2008 and 2007, respectively. These compensation expenses were charged to selling, general and administrative expenses. As of March 31, 2008, the Company had $43,000 of total

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

unrecognized compensation expense related to stock option grants, which will be recognized over the remaining weighted average period of two years.

NOTE 3 – INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007

Raw materials	$10,591	$9,292
Work-in-process	3,756	4,540
Finished goods	4,513	3,956
Reserves	(6,177)	(6,124)
Total inventories	$12,683	$11,664

NOTE 4 – OPERATING SEGMENTS

The Company has two reportable operating segments: electronic devices and communications equipment. The electronic devices segment manufactures and markets digital and rotary switches, electronic power supplies, radio frequency (“RF”) and microwave devices and subsystem assemblies. The electronic devices segment consists of EMRISE Electronics Corporation and its subsidiaries located in the U.S., England and Japan, which offer the same or similar products to similar customers.  The communications equipment segment designs, manufactures and distributes network access products and timing and synchronization products.  The communications equipment segment consists of operating entities CXR Larus Corporation located in the U.S. and CXR Anderson Jacobson located in France, which offer the same or similar products to similar customers.  Both segments operate in the U.S., European and Asian markets, but have distinctly different customers, design and manufacturing processes and marketing strategies.  Each segment has discrete financial information and a separate management structure.

The Company evaluates performance based upon profit or loss from operations before income taxes exclusive of nonrecurring gains and losses. The Company accounts for intersegment sales at pre-determined prices negotiated between the individual segments.

There were no differences in the basis of segmentation or in the basis of measurement of segment operating income or loss from the amounts disclosed in the Company’s audited consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2007.  Included in the Company’s reconciliation of segment financial data to the consolidated amounts is unallocated corporate expenses.

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Selected financial data for each of the Company’s operating segments reconciled to the consolidated totals is shown below (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Net sales
Electronic devices	$8,887	$8,528
Communications equipment	3,360	3,394
Total	$12,247	$11,922

Operating income (loss)
Electronic devices	$824	$542
Communications equipment	18	(116)
Corporate and other	(1,072)	(1,024)
Total	$(230)	$(598)

	March 31,	December 31,
	2008	2007
Total assets
Electronic devices	$30,905	$29,835
Communications equipment	11,525	11,851
Corporate and other	5,214	6,494
Total	$47,644	$48,180

NOTE 5 – GOODWILL

The following table reflects changes in our goodwill balances, by segment, for the three months ended March 31, 2008 (in thousands):

	Electronic	Communications
	Devices	Equipment	Total

Balance at December 31, 2007	$7,295	$5,834	$13,129
Foreign currency translation	(36)	—	(36)
Balance at March 31, 2008	$7,259	$5,834	$13,093

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – INCOME TAXES

The effective tax rate for the three month period ended March 31, 2008 was different than the 34% U.S. statutory rate primarily because the Company’s foreign entities generate a tax obligation and related tax expense as a result of their net income, which cannot be offset by U.S. tax loss carryforwards.

The Company adopted FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, on January 1, 2007. The implementation of FIN 48 did not result in a material adjustment to the Company’s liability for unrecognized income tax benefits. At the time of adoption and as of March 31, 2008, the Company had recorded no net unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in interest expense and selling, general and administrative expense, respectively, in the condensed consolidated statements of operations and comprehensive income. No interest or penalties were recognized during the first quarter of 2008. As of March 31, 2008, the Company had nothing accrued for interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction, the United Kingdom, France and Japan, and in the state jurisdictions of California, Texas, Pennsylvania and New Jersey. The Company is no longer subject to United States federal and state tax examinations for years before 2004 and 2003, respectively, and is no longer subject to tax examinations for the United Kingdom and Japan for years prior to 2006, and for France for years prior to 2004.

NOTE 7 – LINES OF CREDIT

The Company and its direct subsidiaries, EMRISE Electronics Corporation, CXR Larus Corporation and RO Associates Incorporated (collectively, the “Borrowers”) are parties to a Credit Agreement (the “Credit Agreement”) with GVEC Resource IV Inc. (the “Lender”) providing for a three year credit facility in the aggregate amount of $23,000,000 (the “Credit Facility”) and is secured by accounts receivable, other rights to payment and general intangibles, inventories and equipment.

The Credit Facility consists of (i) a one year revolving credit facility for up to $7,000,000 that may be extended, at the Company’s option, for up to three years (the “Revolver”), (ii) a three year term loan in an outstanding principal amount of $6,000,000 which was fully funded on November 30, 2007 (the “Term Loan A”); and (iii) a three year term loan in the amount of $10,000,000 to be used solely for possible acquisitions to be made within 18 months of November 30, 2007 (the “Term Loan B,” and together with the Term Loan A, the “Term Loans”).  A portion of the proceeds from the Revolver and the Term Loan A were used to repay existing institutional debt at the time of the closing of the financing and a portion will be used to fund the Company’s on-going working capital requirements.

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

Interest on the Revolver is payable monthly.  The interest rate is variable and is adjusted monthly based on prime rate as published in the “Money Rates” column of The Wall Street Journal (the “Base Rate”) plus 1.25%, subject to a minimum rate of 9.5%.  The interest rate in effect as of March 31, 2008 was the minimum rate of 9.5%.  The Revolver is subject to various financial covenants on a consolidated basis including the following: EBITDA, measured on a fiscal quarter-end basis, must not be less than the scheduled amount for each specified period; the debt service coverage ratio, measured quarterly, must be greater than the lesser of the scheduled amount for each specific period or 1.10:1.00; the leverage ratio, measured quarterly, must not be greater than 1.25:1.00; and the Company must not incur capital expenditures in any fiscal year in excess of $500,000.  As of

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2008, the Company was in default of the debt service coverage ratio described above; which default has been waived by the Lender.

As of March 31, 2008, the Company had outstanding borrowings of $3.7 million under the Revolver with remaining availability under the formula-based calculation of $2.5 million.

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

In connection with entering into the Credit Agreement, the Borrowers issued a Revolver Loan Note dated November 30, 2007 (the “Revolver Note”) to the Lender in the principal amount of $7,000,000.  The Revolver Note is governed by the terms of the Credit Agreement.

NOTE 8 – FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  The effective date of the statement is for all entities with fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position No. 157-2, which delays the effective date of SFAS No. 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008.  The delay pertains to items including, but not limited to, goodwill and other intangible assets.  The Company adopted the provisions of the standard that were effective as of January 1, 2008.  The Company plans to adopt the remaining provisions of SFAS No. 157 as of January 1, 2009.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants and also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The fair value hierarchy distinguishes between three levels of inputs that may be utilized when measuring fair value as follows:

Level 1 – Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2 – Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3 – Inputs that are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

As of March 31, 2008, the Company did not have financial assets and liabilities measured at fair value on a recurring basis that would be subject to the disclosure provisions of SFAS No. 157.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained in Part I, Item 1 of this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with SEC, including our Annual Report on Form 10-K for the year ended December 31, 2007 and subsequent reports on Forms 10-Q and 8-K, which discuss our business in greater detail.  This report and the following discussion contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might generate and profits we might earn if we are successful in implementing our business and growth strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

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

Any of the factors described above or in the “Risk Factors” section contained in our Annual Report on Form 10-K for the year ended December 31, 2007 could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

Business Description

EMRISE designs, manufactures and markets proprietary electronic devices and communications equipment for aerospace, defense, industrial, and communications applications. We have operations in the United States (“U.S.”), England, France and Japan.  We conduct our business through two operating segments: electronic devices and communications equipment. Our subsidiaries within our electronic devices segment design, develop, manufacture and market electronic devices for defense, aerospace and industrial markets.  Our subsidiaries within our communications equipment segment design, develop, manufacture and market network access equipment, including network timing and synchronization products, for the communications industry.

Our electronic devices segment produces a range of power systems, RF and microwave devices and electromechanical switches.  The electronic devices segment is “project” driven with the majority of revenues being derived from custom products with long life cycles and high barriers to entry.  The majority of manufacturing and testing is performed in-house or through sub-contract manufacturers.  Our electronic devices are used in a wide range of military airborne, seaborne and land-based systems, in-flight entertainment systems, including the latest next generation in-flight entertainment and communications (“IFE&C”) systems – such as applications for mobile phone, e-mail and internet communications and real time, on-board satellite and broadcast television – which are being retrofitted in existing commercial aircraft and installed in today’s growing fleet of new commercial aircraft.

Our communications equipment segment produces a range of network access products, including network timing and synchronization products, for public and private communications customers.  The communications equipment segment is “end user product” based with a traditional cycle of internally funded development and marketing prior to selling via direct and indirect sales channels.  Manufacturing is primarily outsourced.  Our communications equipment is used in a broad range of applications for military (defense and homeland security), utility companies and regional and national communications carriers.

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

We recognize revenues from U.S. sales of our electronic devices and communications equipment at the point of shipment of those products.  An estimate of warranty costs are recorded at the time the revenue is recognized.  Product returns are infrequent and require prior authorization because our sales are final and we quality test our products prior to shipment to ensure the products meet the specifications of the binding purchase orders under which those products are shipped. Normally, when a customer requests and receives authorization to return a product, the request is accompanied by a purchase order for a repair or for a replacement product.

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

Inventory Valuation

Our finished goods electronic devices inventories generally are built to order.  Our communications equipment inventories generally are built to forecast, which requires us to produce a larger amount of finished goods in our communications equipment business so that our customers can be served promptly.  Our products consist of numerous electronic and other parts, which necessitates that we exercise detailed inventory management.  We value our inventory at the lower of the actual cost to purchase or manufacture the inventory (first-in, first-out) or the current estimated market value of the inventory (net realizable value). We perform cycle counts of inventories using an ABC inventory methodology, which groups inventory items into cycle counting categories, or conduct physical inventories at least once a year.  We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next 12 to 24 months. Additionally, to determine inventory write-down provisions, we review product line inventory levels and individual items as necessary and periodically review assumptions about forecasted demand and market conditions.  Any inventory that we determine to be obsolete, either in connection with the physical count or at other times of observation, are reserved for and subsequently written-off.  As of March 31, 2008, our total inventory reserves amounted to $6.2 million of which $4.3 million, or 22.9% of total inventory, related to our electronic devices segment and $1.9 million, or 9.9% of total inventory, related to our communications equipment segment.

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

Foreign Currency Translation

We have foreign subsidiaries that together accounted for approximately 70.4% and 69.3% of our net revenues, 42.0% and 58.0% of our assets and 41.6% and 59.9% of our total liabilities as of and for the three months ended March 31, 2008 and 2007, respectively.  In preparing our consolidated financial statements, we are required to translate the financial statements of our foreign subsidiaries from the functional currencies in which they keep their accounting records into U.S. dollars. This process results in exchange gains and losses which, under relevant accounting guidance, are included either within our statement of operations under the caption “other income (expense)” or as a separate part of our net equity under the caption “accumulated other comprehensive income (loss).”

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

Based on our assessment of the factors discussed above, we consider the functional currency of each of our international subsidiaries to be each subsidiary’s local currency. Accordingly, we had cumulative translation gains of $1.3 million and $1.1 million that were included as part of accumulated other comprehensive income within our balance sheets at March 31, 2008 and December 31, 2007, respectively. During the three months ended March 31, 2008 and 2007, we included translation gains of $229,000 and losses of $23,000, respectively, under accumulated other comprehensive income.

If we had determined that the functional currency of our subsidiaries was U.S. dollars, these gains or losses would have decreased or increased our net loss for the three months ended March 31, 2008 and 2007. The magnitude of these gains or losses depends upon movements in the exchange rates of the foreign currencies in which we transact business as compared to the value of the U.S. dollar. These currencies include the euro, the British pounds sterling and, to a lesser extent, the Japanese yen. Any future translation gains or losses could be significantly higher or lower than those we recorded for these periods.

A 2.5 million British pounds sterling loan payable from one of our subsidiaries in England to EMRISE was outstanding as of March 31, 2008 ($5.0 million based on the exchange rate at March 31, 2008).  Exchange rate losses and gains on the long-term portion of this loan are recorded in cumulative translation gains or losses in the equity section of the balance sheet.

Intangibles, Including Goodwill

We periodically evaluate our intangibles, including goodwill, for potential impairment. Our judgments regarding the existence of impairment are based on legal factors, market conditions and operational performance of our acquired businesses.

In assessing potential impairment of goodwill, we consider these factors as well as forecasted financial performance of the acquired businesses.  If forecasts are not met, we may have to record additional impairment charges not previously recognized. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of those respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets that were not previously recorded.  If that were the case, we would have to record an expense in order to reduce the carrying value of our goodwill.  Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, we are required to analyze our goodwill for impairment issues at least annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  At March 31, 2008, our reported goodwill totaled $13.1 million.  During the three months ended March 31, 2008, we did not record any impairment losses related to goodwill and other intangible assets.

Overview

The majority of our products are customized to the unique specifications of our customers and are subject to variable timing of delivery.  Shipments of products can be accelerated or delayed due to many reasons including, but not limited to, exceeding or not meeting customer contract requirements, a change in customer timing or specifications, technology related issues and production related issues.  Comparability of our revenues and gross profit is difficult from period to period as we typically do not have recurring contracts.  Exceptions to this include U.S. government stocking orders, foreign military contracts and certain long-term telecommunications contracts.  As an example of this variability in revenues, we had orders that we planned to ship for approximately $1.1 million of products in the first quarter of 2008 that did not ship due to a combination of customer and production related delays.

Overall sales increased 2.7% in the first quarter of 2008 as compared to the first quarter of 2007.  Sales were positively affected as a result of new contracts for power supplies and new IFE&C products primarily at our facility in England.  We also experienced a slight increase in sales of our U.S. electronics devices subsidiaries offset by a decline in sales at our U.S. communications equipment subsidiary as a result of our fiber modem products shipments being delayed to the second quarter.  We expect to experience quarter over quarter increases in sales for the remainder of 2008 with total 2008 sales approaching $60 million.

Overall gross margins increased to 36.0% in the first quarter of 2008 from 32.3% in the first quarter of 2007.  The improvement in gross margin is substantially related to product mix, particularly at our U.S. electronic devices subsidiaries and our French communications equipment subsidiary.  Overall margins were also positively impacted as a result of translating foreign unit financial results from local (foreign) currencies to U.S. dollars due to the favorable change in exchange rates between the U.S. dollar, the British pound sterling and the euro compared to prior year.  We expect gross margins levels for the full year of 2008 to be consistent with the first quarter of 2008, excluding the possible impact, favorable or unfavorable, of exchange rates on the translation of foreign operating unit financial results.

As a result of our new credit facility, discussed below, we are incurring significantly higher interest expense due to higher debt balances and higher interest rates.  Additionally, included within interest expense during the first quarter of 2008 are unused line fees and the non-cash amortization of certain debt acquisition costs and debt discount.  A portion of the unused line fees and non-cash amortization of debt acquisition costs and debt discount is associated with our $10 million acquisition term loan, which was incurred without the benefit of an acquisition.

The following is a more detailed discussion of our results of operations by segment.

Results of Operations

Comparison of the Three Months Ended March 31, 2008 to the Three Months Ended March 31, 2007

Net Sales

	Three Months Ended		Variance
	March 31,		Favorable (Unfavorable)
(in thousands)	2008	2007	Dollar	Percent

Electronic devices	$8,887	$8,528	$359	4.2%
as % of net sales	72.6%	71.5%
Communications equipment	3,360	3,394	(34)	(1.0)%
as % of net sales	27.4%	28.5%
Total net sales	$12,247	$11,922	$325	2.7%

Electronic Devices Segment

The increase in sales of our electronic devices in the first quarter of 2008 as compared to the first quarter of 2007 was primarily the result of a $0.5 million, or 14%, increase in sales at our Pascall Electronics Ltd. (“Pascall”) subsidiary in England due primarily to shipments of our new IFE&C products.  Also contributing to the increase in sales was a $0.1 million, or 10%, increase in sales at our U.S. subsidiaries as a result of the resumption of higher levels of shipments of U.S. government orders for digital switches to satisfy our existing backlog for the Defense Logistics Agency (“DLA”).  These increases were partially offset by a decline in sales of $0.2 million, or 9%, at our Xcel Power Systems Ltd. (“XPS”) subsidiary in England as a result of the timing of shipment of contracts.

We had orders for approximately $0.4 million of additional products that we expected to ship in the first quarter of 2008.  However, these products did not ship due to a combination of temporary customer and production related delays.  We expect the majority, if not all, of these products to ship in the second quarter of 2008.

Communications Equipment Segment

The slight decrease in sales of our communications equipment in the first quarter of 2008 as compared to the first quarter of 2007 is due to a $0.2 million decrease at our U.S. communications company, primarily due to a year over year decrease in sales of our fiber modem products.  Subsequent to the first quarter of 2007, certain components for our fiber modem products became obsolete forcing us to reengineer the product.  We have completed the reengineering of this product and we expect sales of these delayed fiber modem product shipments to resume during the second quarter of 2008.  This decrease was substantially offset by improved sales of our network transmission products at our French subsidiary.

We had orders for approximately $0.7 million of products, which were planned for delivery in the first quarter of 2008, but did not ship primarily due to temporary delays in product shipments caused primarily by customer related delays and also due to delayed shipments of fiber modem products as discussed above.  We expect the majority of these products to ship in the second quarter of 2008.

Gross Profit

	Three Months Ended		Variance
	March 31,		Favorable (Unfavorable)
(in thousands)	2008	2007	Dollar	Percent

Electronic devices	$2,927	$2,628	$299	11.4%
as a % of net sales	32.9%	30.8%
Communications equipment	1,482	1,220	262	21.5%
as a % of net sales	44.1%	35.9%
Total gross profit	$4,409	$3,848	$561	14.6%
Total gross margin	36.0%	32.3%

Electronic Devices Segment

The increase in gross profit, as a percentage of net sales, for our electronic devices segment from 30.8% in the first quarter of 2007 to 32.9% in the first quarter of 2008 is primarily the result of shipments of high margin digital switches at our U.S. Digitran division, revised product pricing strategy and improved production efficiency at our RO Associates subsidiary.  We expect that during 2008, overall gross margins will approximate those gross margins reported for the first quarter of 2008.  However, during 2008 we may experience quarter to quarter variability due to product mix differences and resulting differentials associated with lower commercial versus higher military electronic devices gross margins.

Communications Equipment Segment

The increase in gross margin for our communications equipment segment from 35.9% in the first quarter of 2007 to 44.1% in the first quarter of 2008 is primarily the result of increased sales of higher margin internally manufactured network access products at our French subsidiary and sales of our higher margin TiemPoTM product.  Gross margins were also favorably impacted by approximately $0.1 million as a result of the changes in foreign currency exchange rates between the U.S. dollar and the euro in the first quarter of 2008 compared to the first quarter of 2007.  We expect the trend of quarter over quarter improvement in gross profit (both in dollars and as a percentage of sales) for our communications equipment segment to continue throughout 2008, although as previously discussed, we do experience volatility quarter to quarter due to changes in product mix and timing of shipments.

Operating Expenses

	Three Months Ended		Variance
	March 31,		Favorable (Unfavorable)
(in thousands)	2008	2007	Dollar	Percent

Selling, general and administrative	$3,975	$3,736	$(239)	(6.4)%
as % of net sales	32.5%	31.3%
Engineering and product development	664	710	46	6.5%
as % of net sales	5.4%	6.0%
Total operating expenses	$4,639	$4,446	$(193)	(4.3)%

Selling, general and administrative expenses

The increase in selling, general and administrative expenses is primarily the result of approximately $0.1 million of increased sales and marketing expenses associated with increased commissions as a result of higher sales levels.  During the first quarter of 2008, we incurred one-time redundancy costs of approximately $0.1 million associated with the restructuring of personnel at two of our facilities and approximately $0.2 million of costs in connection with our Sarbanes-Oxley Act of 2002 (“SOX”) management assessment in 2007, which contributed to the increase in general and administrative expenses as compared to 2007.  These costs were offset, in part, by cost savings being realized as a result of the consolidation of our RO and CXR Larus facilities in San Jose, California, which was completed during the latter half of 2007.

During the second quarter of 2008, we expect one-time redundancy costs associated with additional restructurings of approximately $0.2 million.  In addition, during the remainder of the year, we will likely incur additional costs in connection with the remediation of certain internal control deficiencies, which were identified as a result of our 2007 SOX management assessment.  We are currently in the process of developing specific action plans in that regard.  We are uncertain at this time of the additional costs to remediate all of the control deficiencies and material weaknesses, however, we anticipate the cost to be in the range of $200,000 to $400,000, most of which we expect to incur in 2008.  We cannot guarantee that the actual costs to remediate these deficiencies will not exceed this amount.  See “Controls and Procedures.”

Engineering and product development

The $46,000 decrease in engineering and product development costs is primarily due to approximately $50,000 in costs for our TiemPoTM product line that were incurred in the first quarter of 2007, which were absent in the first quarter of 2008.  We are continuing the evolution of the TiemPo™ family of products and expect to incur additional product development costs throughout 2008.

Interest expense

Interest expense was $0.6 million for the three months ended March 31, 2008 compared to $0.2 million for the three months ended March 31, 2007 due to higher outstanding loan and line of credit balances and higher interest rates.  Included in interest expense in the first quarter of 2008 were $0.2 million of unused line fees, non-cash amortization of deferred financing costs and related to non-cash amortization of debt discount.  Approximately $0.1 million of this amount was associated with our $10 million acquisition term loan, which was incurred without the benefit of an acquisition.  We expect quarterly interest expense for the remainder of 2008 to be consistent with that recorded in the first quarter of 2008.

Other income (expense)

We recorded other expense of $47,000 for the three months ended March 31, 2008 compared to generating other income of approximately $65,000 for the same period of 2007, resulting in a variance of approximately $0.1 million.  Other income (expense) consisted primarily of short-term exchange rate gains and losses associated with the volatility of the U.S. dollar to the British pound sterling and euro on the current portion of certain assets and liabilities.

Income tax expense

Income tax expense amounted to $0.1 million for the three months ended March 31, 2008 compared to $0.1 million for the same period of 2007.  Income tax expense is the result of foreign income tax on foreign earned profits.

Net Loss

We generated a net loss of $0.9 million and $0.8 million for the three months ended March 31, 2008 and 2007, respectively.  The primary factors that contributed to our $0.9 million net loss in the first quarter of 2008 are as follows:

•                  A delayed revenue shortfall of approximately $1.1 million due to a combination of temporary customer and production related delays;

•                  one-time redundancy costs of approximately $0.1 million associated with restructuring at two of our operating units;

•                  SOX related compliance costs of approximately $0.2 million incurred in connection with our 2007 management assessment; and

•                  approximately $0.1 million of interest expense (unused line fees and the amortization of certain non-cash debt acquisition costs) associated with our $10 million acquisition term loan, which was incurred without the benefit of an acquisition.

Liquidity and Capital Resources

In making an assessment of our liquidity, we believe that the items in our financial statements that are most relevant are our working capital, cash generated from our operating activities and cash available from our financing activities.  During the first quarter of 2008, we funded our daily cash flow requirements through funds provided by operations and through borrowings from our credit facility with GVEC Resource IV Inc. (“GVEC”), an affiliate of Private Equity Management Group LLC (“PEM Group”).  Working capital was $15.4 million at March 31, 2008 as compared to $16.1 million at December 31, 2007. The decrease in working capital is primarily the result of decreases in cash balances related to higher inventory purchases to support higher anticipated sales in the second quarter of 2008 and an increase in debt entered into in the first quarter of 2008 for equipment to support our new IFE&C products.  At March 31, 2008 and December 31, 2007, we had accumulated deficits of $21.2 million and $20.7 million, respectively, and cash and cash equivalents of $3.5 million and $4.8 million, respectively.

Net cash used in operating activities during the three months ended March 31, 2008 totaled $1.0 million as compared to $0.2 million in the three months ended March 31, 2007.  In addition to the net loss of $0.9 million, the primary significant use of cash from operations during the first quarter of 2008 was an increase in inventory of $1.1 million primarily at our U.S. communications equipment subsidiary and our subsidiaries in England, which was in anticipation of shipments for backlog orders scheduled to ship primarily in the second quarter of 2008.  Our backlog was $25.3 million at March 31, 2008.  Significant sources of cash associated with operating activities during the first quarter of 2007 included (i) a reduction in accounts payable and accrued expenses of $0.1 million as a result of the timing of payments to vendors for normal payables, (ii) a decrease in accounts receivable balances of $0.2 million due to collections on aged customer accounts and (iii) a decrease in prepaid and other assets as a result of amortization of amounts paid in previous periods, not incurred in the current quarter.

Other significant uses of cash include $0.5 million related to net repayments on our revolving line of credit and other long-term debt.

As of March 31, 2008, we had outstanding borrowings of $3.7 million under the GVEC Credit facility, remaining actual availability under a formula-based calculation of $2.5 million and contractual availability of $3.3 million under the same facility.  Actual remaining availability represents the additional amount we were eligible to borrow as of March 31, 2008. Maximum contractual availability represents the maximum amount of availability provided under the contract as of that date and includes the actual remaining availability.

In addition to the revolving line of credit, at March 31, 2008, we had long-term loans and capitalized lease and equipment loan obligations totaling $6.5 million, the current portion of which loans and obligations totaled $0.7 million.

Our backlog increased to $25.3 million as of March 31, 2008 as compared to $23.4 million as of March 31, 2007. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. Our backlog as of March 31, 2008 was approximately 96% related to our electronic devices business, which business tends to provide us with long lead-times for our manufacturing processes due to the custom nature of the products, and approximately 4% related to our communications equipment business, which business tends to deliver standard or modified standard products from stock as orders are received. We believe that the majority of our current backlog is shippable within the next 12 months.  However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

Credit Facility

On November 30, 2007, EMRISE Corporation and its direct subsidiaries, EMRISE Electronics Corporation, CXR Larus Corporation and RO (collectively, the “Borrowers”) entered into a Credit Agreement with GVEC, providing for a three-year credit facility in the aggregate amount of $23,000,000 and is secured by accounts receivable, other rights to payment and general intangibles, inventories and equipment.

The GVEC credit facility consists of (i) a one year revolving credit facility for up to $7,000,000 that may be extended for up to three years (the “Revolver”), (ii) a three year term loan in an outstanding principal amount of $6,000,000 which was fully funded on November 30, 2007, and (iii) a three year term loan in the amount of $10,000,000 to be used solely for possible acquisitions to be made within 18 months of November 30, 2007.

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

Interest on the Revolver is payable monthly.  The interest rate is variable and is adjusted monthly based on prime rate as published in the “Money Rates” column of The Wall Street Journal (the “Base Rate”) plus 1.25%, subject to a minimum rate of 9.5%.  The Revolver is subject to various financial covenants on a consolidated basis, including the following:  EBITDA, measured on a fiscal quarter-end basis, must not be less than the scheduled amount for each specified period; the debt service coverage ratio, measured quarterly, must be greater than the lesser of the scheduled amount for each specific period or 1.10:1.00; the leverage ratio, measured quarterly, must not be greater than 1.25:1.00; and we must not incur capital expenditures in any fiscal year in excess of $500,000.  As of March 31, 2008, we were in default of our the debt service coverage ratio described above, which default has been waived by our Lender.

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

To secure payment of the indebtedness of Borrowers under the GVEC credit facility, the Borrowers irrevocably pledged and assigned to, and granted to GVEC a continuing security interest in all the personal property of the Borrowers including the Borrowers’ interest in any deposit accounts, the stock of each of the Borrowers’ subsidiaries, the intellectual property owned by each of the Borrowers, and the proceeds of the intellectual property owned by each of the Borrowers.  If an event of default, GVEC may, at its option, exercise any or all remedies available to it with respect to the collateral.  In addition, certain of the Borrowers’ foreign subsidiaries have agreed to guaranty the Borrowers’ performance under the GVEC credit facility.

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

Impacts of New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material effect on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This new statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy, with the highest priority being quoted prices in active markets. The required effective date of SFAS No. 157 is the first quarter of 2008. The adoption of SFAS No. 157 for financial assets and liabilities did not have a material effect on our consolidated financial statements, but resulted in additional disclosures.  In February 2008, the FASB issued Staff Position No. 157-2, which delayed by one year the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  We are currently evaluating the impact the adoption of SFAS No. 157 for non-financial assets and liabilities will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard amends SFAS No. 133 and seeks to enhance disclosure about how and why a company uses derivative and hedging activities, how derivative instruments and related hedged items are accounted for under SFAS No. 133 (and the interpretations of that standard) and how derivatives and hedging activities affect a company’s financial position, financial performance and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  We are evaluating the effect this statement may have on our consolidated financial statements.

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.                                                     CONTROLS AND PROCEDURES.

Not applicable.

ITEM 4T.                                             CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President Finance and Administration, our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Vice President Finance and Administration concluded as of March 31, 2008 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed immediately below.

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

Material Weaknesses and Related Remediation Initiatives

Set forth below is a summary of the various significant deficiencies which caused management to conclude that we had three material weaknesses.  Through the efforts of our Vice President Finance and Administration and our Audit Committee, we are currently in the process of developing specific action plans to remediate the material weaknesses discussed more fully below.  We expect to complete these various action plans by June 30, 2008.  If we are able to complete these action plans by that date, we anticipate that all control deficiencies and material weaknesses will be remediated by December 31, 2008.

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

Remediation of Internal Control Deficiencies and Expenditures

The above material weaknesses did not result in adjustments to our consolidated financial statements as of March 31, 2008, however, it is reasonably possible that, if not remediated, one or more of the material weaknesses described above could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.

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

Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of March 31, 2008. Because the remedial actions require hiring of additional personnel, upgrading certain of our information technology systems, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weakness has been remediated.  We intend to continue to evaluate and strengthen our internal control over financial reporting systems. These efforts require significant time and resources.  If we are unable to establish adequate internal control over financial reporting systems, we may encounter difficulties in the audit or review of our financial statements by our independent registered public accounting firm, which in turn may have a material adverse effect on our ability to prepare financial statements in accordance with GAAP and to comply with our SEC reporting obligations.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                                                  LEGAL PROCEEDINGS.

Various legal actions and claims may arise against us in the ordinary course of business. In the opinion of management, the ultimate resolution of such possible legal actions and claims will not have a material adverse effect on our consolidated financial position or our results of operations.

ITEM 1A.                                         RISK FACTORS.

Item 1A of Part I of our Form 10-K for the year ended December 31, 2007 summarizes various material risks that investors should carefully consider before deciding to buy or maintain an investment in our common stock.  Any of those risks, if they actually occur, would likely harm our business, financial condition and results of operations and could cause the trading price of our common stock to decline.  There are no material changes to the risk factors set forth in the above-referenced report.

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

EMRISE CORPORATION

Dated: May 15, 2008	By:	/S/ CARMINE T. OLIVA
Carmine T. Oliva,
Chief Executive Officer

Dated: May 15, 2008	By:	/S/ D. JOHN DONOVAN
D. John Donovan, Vice President Finance and
Administration (principal financial and accounting
officer)

INDEX TO EXHIBITS ATTACHED TO THIS REPORT

Number	Description

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Vice President Finance and Administration Pursuant to 18 U.S.C. Section 350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002