Form 10-Q
period 2008-06-30
Emrise CORP
filed 2008-08-07
CIK 854852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer (Do not check if Smaller Reporting Company) ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of the Registrant’s common stock, $0.0033 par value, as of August 1, 2008 was 38,254,250.

EMRISE CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMRISE CORPORATION

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,942	$4,764
Accounts receivable, net of allowances for doubtful accounts of $292 at June 30, 2008 and $345 at December 31, 2007	8,976	9,406
Inventories, net	12,059	11,664
Current deferred tax assets	333	200
Prepaid and other current assets	1,578	1,617
Total current assets	24,888	27,651

Property, plant and equipment, net	2,337	2,227
Goodwill	13,078	13,129
Intangible assets other than goodwill, net	3,165	3,269
Deferred tax assets	610	617
Other assets	1,160	1,287
Total assets	$45,238	$48,180

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,938	$4,440
Accrued expenses	5,039	5,435
Current portion of long-term debt	176	71
Notes payable to stockholders, current portion	500	521
Income taxes payable	267	712
Other current liabilities	357	357
Total current liabilities	11,277	11,536

Long-term line of credit	2,007	3,957
Long-term debt, net of discount of $1,047 and $1,264, respectively	5,250	4,829
Notes payable to stockholders, less current portion	500	750
Deferred income taxes	904	904
Other liabilities	1,151	1,158
Total liabilities	21,089	23,134

Commitments and contingencies (See Note 7)

Stockholders’ equity:
Preferred stock,$0.01 par value. Authorized 10,000,000 shares, zero shares issued and outstanding	—	—
Common stock,$0.0033 par value. Authorized 150,000,000 shares; 38,254,000 and 38,254,000 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	126	126
Additional paid-in capital	44,560	44,527
Accumulated deficit	(21,814)	(20,661)
Accumulated other comprehensive income	1,277	1,054
Total stockholders’ equity	24,149	25,046
Total liabilities and stockholders’ equity	$45,238	$48,180

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net Sales	$14,049	$12,067	$26,296	$23,989
Cost of Sales	9,060	7,991	16,898	16,065
Gross profit	4,989	4,076	9,398	7,924

Operating expenses:
Selling, general and administrative	4,006	3,849	7,981	7,585
Engineering and product development	782	665	1,446	1,375
Total operating expenses	4,788	4,514	9,427	8,960
Income (loss) from operations	201	(438)	(29)	(1,036)

Other income (expense):
Interest income	23	36	41	55
Interest expense	(604)	(170)	(1,188)	(320)
Other, net	120	100	103	165
Total other income (expense), net	(461)	(34)	(1,044)	(100)

Loss before income taxes	(260)	(472)	(1,073)	(1,136)
Income tax provision (benefit)	(4)	151	80	279
Net Loss	$(256)	$(623)	$(1,153)	$(1,415)

Loss per share:
Basic	$(0.01)	$(0.02)	$(0.03)	$(0.04)
Diluted	$(0.01)	$(0.02)	$(0.03)	$(0.04)

Weighted average shares outstanding
Basic	38,254	38,141	38,254	38,130
Diluted	38,254	38,141	38,254	38,130

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance at December 31, 2007	38,254	$126	$44,527	$(20,661)	$1,054	$25,046
Stock-based compensation	—	—	29	—	—	29
Warrants issued for services	—	—	4	—	—	4
Net loss and comprehensive income	—	—	—	(1,153)	223	(930)
Balance at June 30, 2008	38,254	$126	$44,560	$(21,814)	$1,277	$24,149

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,153)	$(1,415)
Reconciliation to net cash provided by (used in) operating activities:
Depreciation and amortization	544	541
Provision for doubtful accounts	(53)	(93)
Provision for inventory obsolescence	429	517
Provision for warranty reserve	8	—
Deferred taxes	(126)	(3)
Amortization of deferred issuance costs	216	—
Amortization of debt discount	216	—
Stock-based compensation expense	29	42
Warrants issued for services	4	3
Changes in assets and liabilities:
Accounts receivable	483	1,089
Inventories	(824)	(1,415)
Prepaid and other assets	(50)	(295)
Accounts payable and accrued expenses	(358)	1,184
Total adjustments	518	1,570
Net cash provided by (used in) operating activities	(635)	155

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(64)	(427)
Additions to intangible assets	(23)	—
Net cash used in investing activities	(87)	(427)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (repayments) of lines of credit	(1,950)	(293)
Repayments of long-term debt	(143)	(247)
Payments of notes to stockholders	(271)	(250)
Proceeds from exercise of stock options and warrants	—	22
Net cash used in financing activities	(2,364)	(768)

Effect of exchange rate changes on cash	264	62
Net decrease in cash and cash equivalents	(2,822)	(978)
Cash and cash equivalents at beginning of period	4,764	3,802
Cash and cash equivalents at end of period	$1,942	$2,824

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of equipment through capital lease	$453	$—

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“Commission”) and therefore do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the U.S. (“GAAP”). The year end balance sheet was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of June 30, 2008 and the results of operations and cash flows for the related interim periods ended June 30, 2008 and 2007. However, these results are not necessarily indicative of results for any other interim period or for the year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2007 as filed with the Commission.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net loss	$(256)	$(623)	$(1,153)	$(1,415)
Other comprehensive income (loss):
Foreign currency translation adjustment	(3)	197	223	174
Comprehensive loss	$(259)	$(426)	$(930)	$(1,241)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

NUMERATOR:
Net loss	$(256)	$(623)	$(1,153)	$(1,415)

DENOMINATOR:
Basic weighted average common shares outstanding	38,254	38,141	38,254	38,130
Effect of dilutive securities:
Dilutive stock options and warrants	—	—	—	—
Diluted weighted average common shares outstanding	38,254	38,141	38,254	38,130

Basic loss per share	$(0.01)	$(0.02)	$(0.03)	$(0.04)

Diluted loss per share	$(0.01)	$(0.02)	$(0.03)	$(0.04)

The following table shows the common stock equivalents that were outstanding as of June 30, 2008 and 2007, but were not included in the computation of diluted earnings per share as a result of the loss incurred by the Company or because the options’ or warrants’ exercise price was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive:

		Range of
	Number of	Exercise Price
	Shares	Per Share

Anti-dilutive common stock options:
As of June 30, 2008	1,056,000	$0.20 – $2.00
As of June 30, 2007	1,943,000	$0.20 – $3.13

Anti-dilutive common stock warrants:
As of June 30, 2008	6,742,000	$1.10 – $1.73
As of June 30, 2007	4,192,000	$0.85 – $2.00

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

•                  Employee Stock and Stock Option Plan, effective July 1, 1994;

•                  1993 Stock Option Plan;

•                  1997 Stock Incentive Plan;

•                  Amended and Restated 2000 Stock Option Plan; and

•                  2007 Stock Incentive Plan.

The board of directors does not intend to issue any additional options under any of the above plans with the exception of the 2007 Stock Incentive Plan.

Total stock-based compensation expense included in wages, salaries and related costs was $11,000 and $6,000 for the three months ended June 30, 2008 and 2007, respectively, and $29,000 and $42,000 for the six months ended June 30, 2008 and 2007, respectively. These compensation expenses were charged to selling, general and administrative expenses. As of June 30, 2008, the Company had $19,000 of total unrecognized

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

compensation expense related to stock option grants, which will be recognized over the remaining weighted average period of two years.

NOTE 3 – INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007

Raw materials	$10,284	$9,292
Work-in-process	4,077	4,540
Finished goods	4,251	3,956
Reserves	(6,553)	(6,124)
Total inventories	$12,059	$11,664

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

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Selected financial data for each of the Company’s operating segments reconciled to the consolidated totals is shown below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales
Electronic devices	$10,187	$8,440	$19,074	$16,967
Communications equipment	3,862	3,627	7,222	7,022
Total	$14,049	$12,067	$26,296	$23,989

Operating income (loss)
Electronic devices	$1,288	$536	$2,112	$1,076
Communications equipment	(90)	(82)	(72)	(197)
Corporate and other	(997)	(892)	(2,069)	(1,915)
Total	$201	$(438)	$(29)	$(1,036)

	June 30,	December 31,
	2008	2007
Total assets
Electronic devices	$30,963	$29,835
Communications equipment	11,523	11,851
Corporate and other	2,752	6,494
Total	$45,238	$48,180

NOTE 5 – GOODWILL

The following table reflects changes in our goodwill balances, by segment, for the six months ended June 30, 2008 (in thousands):

	Electronic	Communications
	Devices	Equipment	Total

Balance at December 31, 2007	$7,295	$5,834	$13,129
Foreign currency translation	(51)	—	(51)
Balance at June 30, 2008	$7,244	$5,834	$13,078

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – INCOME TAXES

The effective tax rate for the three month period ended June 30, 2008 was different than the 34% U.S. statutory rate primarily because the Company’s foreign entities generate a tax obligation and related tax expense as a result of their net income, which cannot be offset by U.S. tax loss carryforwards.

The Company adopted FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, on January 1, 2007. The implementation of FIN 48 did not result in a material adjustment to the Company’s liability for unrecognized income tax benefits. At the time of adoption and as of June 30, 2008, the Company had recorded no net unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in interest expense and selling, general and administrative expense, respectively, in the condensed consolidated statements of operations and comprehensive income. No interest or penalties were recognized during the second quarter of 2008. As of June 30, 2008, the Company had $0 accrued for interest and penalties.

The Company files income tax returns in the U.S. federal jurisdiction, England, France and Japan, and in the state jurisdictions of California, Texas, Pennsylvania and New Jersey. The Company is no longer subject to United States federal and state tax examinations for years before 2004 and 2003, respectively, and is no longer subject to tax examinations for England and Japan for years prior to 2006, and for France for years prior to 2004.

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

The Credit Facility consists of (i) a one year revolving credit facility for up to $7,000,000 that may be extended, at the Company’s option, for up to three years (the “Revolver”), (ii) a three year term loan in an outstanding principal amount of $6,000,000 which was fully funded on November 30, 2007 (the “Term Loan A”); and (iii) a three year term loan in the amount of $10,000,000 to be used solely for possible acquisitions to be made within 18 months of November 30, 2007 (the “Term Loan B,” and together with the Term Loan A, the “Term Loans”). A portion of the proceeds from the Revolver and the Term Loan A were used to repay existing institutional debt at the time of the closing of the financing and a portion was used to fund the Company’s on-going working capital requirements.

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

Interest on the Revolver is payable monthly. The interest rate is variable and is adjusted monthly based on prime rate as published in the “Money Rates” column of The Wall Street Journal (the “Base Rate”) plus 1.25%, subject to a minimum rate of 9.5%. The interest rate in effect as of June 30, 2008 was the minimum rate of 9.5%. The Revolver is subject to various financial covenants on a consolidated basis including the following: EBITDA, measured on a fiscal quarter-end basis, must not be less than the scheduled amount for each specified period; the debt service coverage ratio, measured quarterly, must be greater than the lesser of the scheduled amount for each specific period or 1.10:1.00; the leverage ratio, measured quarterly, must not be greater than 1.25:1.00; and the Company must not incur capital expenditures in any fiscal year in excess of $500,000. As of

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2008, the Company was in default of the capital expenditure limitation described above; which default has been waived by the Lender.

As of June 30, 2008, the Company had outstanding borrowings of $2.0 million under the Revolver with remaining availability under the formula-based calculation of $4.0 million.

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

As of June 30, 2008, the Company did not have financial assets and liabilities measured at fair value on a recurring basis that would be subject to the disclosure provisions of SFAS No. 157.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•                  our ability to adequately fund the working capital needs of the company

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

Business Description

EMRISE designs, manufactures and markets proprietary electronic devices and communications equipment for aerospace, defense, industrial, and communications applications. We have operations in the United States (“U.S.”), England, France and Japan. We conduct our business through two operating segments: electronic devices and communications equipment. Our subsidiaries within our electronic devices segment design, develop, manufacture and market electronic devices for defense, aerospace and industrial markets. Our subsidiaries within our communications equipment segment design, develop, manufacture and market network access equipment and network timing and synchronization products, for the communications industry.

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

Our communications equipment segment produces a range of network access products and network timing and synchronization products, for public and private communications customers. The communications equipment segment is “end user product” based with a traditional cycle of internally funded development and marketing prior to selling via direct and indirect sales channels. Manufacturing is primarily outsourced. Our communications equipment is used in a broad range of applications for military (defense and homeland security), utility companies and regional and national communications carriers.

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

Inventory Valuation

Our finished goods electronic devices inventories generally are built to order. Our communications equipment inventories generally are built to forecast, which requires us to produce a larger amount of finished goods in our communications equipment business so that our customers can be served promptly. Our products consist of numerous electronic and other parts, which necessitates that we exercise detailed inventory management. We value our inventory at the lower of the actual cost to purchase or manufacture the inventory (first-in, first-out) or the current estimated market value of the inventory (net realizable value). We perform cycle counts of inventories using an ABC inventory methodology, which groups inventory items into cycle counting categories, or conduct physical inventories at least once a year. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next 12 to 24 months. Additionally, to determine inventory write-down provisions, we review product line inventory levels and individual items as necessary and periodically review assumptions about forecasted demand and market conditions. Any inventory that we determine to be obsolete, either in connection with the physical count or at other times of observation, are reserved for and subsequently written-off. As of June 30, 2008, our total inventory reserves amounted to $6.6 million of which $4.7 million, representing 25% of total inventory, related to our electronic devices segment and $1.9 million, representing 10% of total inventory, related to our communications equipment segment.

The communications equipment industry is characterized by rapid technological change, frequent new product development, and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. The electronic devices industry is characterized by the demand for long-term product stability and a rapidly changing market for the components and materials we use in our products, which could result in an increase in the amount of obsolete inventory quantities on hand. Also, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

Foreign Currency Translation

We have foreign subsidiaries that together accounted for approximately 69.7% and 69.9% of our net revenues, 42.6% and 58.6% of our assets and 40.1% and 53.9% of our total liabilities as of and for the six months ended June 30, 2008 and 2007, respectively. In preparing our consolidated financial statements, we are required to translate the financial statements of our foreign subsidiaries from the functional currencies in which they keep their accounting records into U.S. dollars. Assets and liabilities denominated in foreign currencies were translated into U.S. dollars (the reporting currency) at the exchange rate prevailing at the balance sheet date, (“translation adjustments”). Equity accounts denominated in foreign currencies were translated into U.S. dollars at historical exchange rates. Revenues and expenses denominated in foreign currencies were translated into U.S. dollars at the monthly average exchange rate for the period. Gains and losses resulting from foreign currency transactions are included in the results of operations within our statement of operations under the caption “other income (expense).” Translation adjustments are reported as an element of other comprehensive income, which is a component of equity on the balance sheet.

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

If we dispose of any of our subsidiaries, any cumulative translation gains or losses associated with that entity would be realized into our statement of operations. If we determine that there has been a change in the functional currency of a subsidiary to U.S. dollars, then any translation gains or losses arising after the date of the change would be included within our statement of operations.

Based on our assessment of the factors discussed above, we consider the functional currency of each of our international subsidiaries to be each subsidiary’s local currency. Accordingly, we had cumulative translation gains of $1.3 million and $1.1 million that were included as part of accumulated other comprehensive income within our balance sheets at June 30, 2008 and December 31, 2007, respectively. During the three months ended June 30, 2008 and 2007, we included a translation loss of $3,000 and gain of $197,000, respectively, and during the six months ended June 30, 2008 and 2007 we included translation gains of $223,000 and $174,000, respectively, under accumulated other comprehensive income.

If we had determined that the functional currency of our subsidiaries was U.S. dollars, these gains or losses would have decreased or increased our net loss for the three months ended June 30, 2008 and 2007. The magnitude of these gains or losses depends upon movements in the exchange rates of the foreign currencies in which we transact business as compared to the value of the U.S. dollar. These currencies include the euro, the British pound sterling and, to a lesser extent, the Japanese yen. Any future translation gains or losses could be significantly higher or lower than those we recorded for these periods.

A 2.5 million British pound sterling loan payable from one of our subsidiaries in England to EMRISE was outstanding as of June 30, 2008 ($5.0 million based on the exchange rate at June 30, 2008). Exchange rate losses and gains on the long-term portion of this loan are recorded in cumulative translation gains or losses in the equity section of the balance sheet.

Intangibles, Including Goodwill

We periodically evaluate our intangibles, including goodwill, for potential impairment. Our judgments regarding the existence of impairment are based on legal factors, market conditions and operational performance of our acquired businesses.

In assessing potential impairment of goodwill, we consider these factors as well as forecasted financial performance of the acquired businesses. If forecasts are not met, we may have to record additional impairment charges not previously recognized. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of those respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets that were not previously recorded. If that were the case, we would have to record an expense in order to reduce the carrying value of our goodwill. Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, we are required to analyze our goodwill for impairment issues at least annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. At June 30, 2008, our reported goodwill totaled $13.1 million. During the six months ended June 30, 2008, we did not record any impairment losses related to goodwill and other intangible assets.

Overview

The majority of our products are customized to the unique specifications of our customers and are subject to variable timing of delivery. Shipments of products can be accelerated or delayed due to many reasons including, but not limited to, exceeding or not meeting customer contract requirements, a change in customer timing or specifications, technology related issues and production related issues. Comparability of our revenues and gross profit is difficult from period to period as we typically do not have recurring orders. Exceptions to this include U.S. government stocking orders, foreign military contracts and certain long-term telecommunications contracts. As an example of this variability in revenues, we had orders that we planned to ship for approximately $1.1 million of products in the first quarter of 2008 that did not ship due to a combination of customer and production related delays. The majority of these orders shipped in the second quarter of 2008 resulting in lower sales in the first quarter, but higher sales in the second quarter.

Overall sales increased 16.4% and 9.6% in the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007. Sales for our electronic devices segment increased 21% and 12% for the three and six month periods in 2008, respectively, as compared to the same periods in 2007 with increases generated from all of our electronic devices subsidiaries. Sales for our communications equipment segment increased 7% and 3% for the three and six month periods in 2008, respectively, as compared to the same periods in 2007. Units shipped at both of our communications equipment subsidiaries remained relatively consistent with prior year periods, however, the effect of exchange rates between the euro and the U.S. dollar on the translation of our French operations had a favorable impact on the sales within this segment. We expect to continue to experience quarter over quarter increases in sales for the remainder of 2008 with total 2008 sales approaching $60 million. However, the impact of exchange rates remains an uncertainty and could negatively or positively impact our overall results in future periods.

Overall gross margins increased to 35.5% and 35.7% in the three and six months ended June 30, 2008, respectively, from 33.8% and 33.0% in the three and six months ended June 30, 2007, respectively. The improvement in gross margin is primarily due to favorable changes in product mix, particularly at our U.S. electronic devices subsidiaries and both of our communications equipment subsidiaries. Overall margins were also positively impacted as a result of translating foreign unit financial results from local (foreign) currencies to U.S. dollars due to the favorable exchange rate between the U.S. dollar, the British pound sterling and the euro compared to the prior year. We expect gross margin levels for the second half of 2008 to be higher than gross margin levels in the first half of 2008, excluding the possible impact, favorable or unfavorable, of exchange rates on the translation of foreign operating unit financial results.

While we continue to incur net losses, we have decreased the amount of these losses as compared to the prior year periods. We have overcome many of the factors that contributed to our 2007 period losses including shipping delays to the Defense Logistics Agency (“DLA”), the consolidation of our RO Associates Incorporated (“RO”) facility with our CXR Larus Corporation facility and the subsequent transition of RO manufacturing to a contract manufacturer, which initially resulted in additional costs and significant shipping and manufacturing delays. We continue to make efficiency improvements in operations and we have resumed increased shipments of RO products and more regular shipments to the DLA. We incurred a net loss of $0.3 million for the three months ended June 30, 2008 compared to a net loss of $0.6 million for the three months ended June 30, 2007. We incurred a net loss of $1.2 million for the six months ended June 30, 2008 compared to a net loss of $1.4 million for the six months ended June 30, 2007.

The following is a more detailed discussion of our results of operations by segment.

Results of Operations

Comparison of the Three Months Ended June 30, 2008 to the Three Months Ended June 30, 2007

Net Sales

	Three Months Ended		Variance
	June 30,		Favorable (Unfavorable)
(in thousands)	2008	2007	Dollar	Percent

Electronic devices	$10,187	$8,440	$1,747	20.7%
as % of net sales	72.5%	69.9%
Communications equipment	3,862	3,627	235	6.5%
as % of net sales	27.5%	30.1%
Total net sales	$14,049	$12,067	$1,982	16.4%

Electronic Devices Segment

The increase in sales of our electronic devices in the second quarter of 2008 as compared to the second quarter of 2007 was primarily the result of a $0.8 million, or 20%, increase in sales at our Pascall Electronics Ltd. (“Pascall”) subsidiary in England due primarily to shipments of our new IFE&C products. Also contributing to the increase in sales was a $0.8 million, or 31%, increase in sales at our U.S. electronic device subsidiaries as a result of higher levels of shipments of U.S. government orders for digital switches to satisfy our existing backlog for the DLA and improved sales at our RO subsidiary. Second quarter 2007 sales at RO were negatively impacted by the transition to a contract manufacturer and the consolidation of the RO and CXR Larus facilities. This transition and consolidation is no longer negatively impacting RO in the second quarter of 2008.

We expect that sales of electronic devices during each of the remaining quarterly periods of 2008 will be higher than the level of sales we reported for second quarter of 2008.

Communications Equipment Segment

The increase in sales of our communications equipment in the second quarter of 2008 as compared to the second quarter of 2007 was primarily due to a favorable impact of approximately $0.4 million as the result of the change in exchange rates between the U.S. dollar and the euro over the prior year period. Sales at our U.S. subsidiary were comparable to sales in the second quarter of 2008 while sales at our French subsidiary declined slightly in the second quarter of 2008 as compared to the second quarter of 2007 due to slower sales of test equipment and reduced service revenues.

We expect that sales of our communications equipment will improve during the second half of 2008 as contracts for our TiemPo product are satisfied and sales of our fiber optic modem products regain momentum. We expect sales at our French subsidiary will increase slightly as a result of higher international sales. We also expect our French subsidiary sales to increase as a result of an increase in orders at the end of the second quarter that we expect to ship in the second half of 2008.

Gross Profit

	Three Months Ended		Variance
	June 30,		Favorable (Unfavorable)
(in thousands)	2008	2007	Dollar	Percent

Electronic devices	$3,458	$2,794	$664	23.8%
as a % of net sales	33.9%	33.1%
Communications equipment	1,531	1,282	249	19.4%
as a % of net sales	39.6%	35.3%
Total gross profit	$4,989	$4,076	$913	22.4%
Total gross margin	35.5%	33.8%

Electronic Devices Segment

The increase in gross profit, as a percentage of net sales, of our electronic devices from 33.1% in the second quarter of 2007 to 33.9% in the second quarter of 2008 is primarily the result of increased shipments of higher margin digital switches at our U.S. Digitran division along with increased product pricing and improved production efficiency at our RO subsidiary, which increases contributed approximately $0.8 million of gross profit. These increases were offset by a decrease of $0.2 million in gross profit at our subsidiary in England due to increased shipments of lower margin IFE&C products, which is consistent with our strategy to penetrate the lower margin, high growth commercial In-flight Entertainment market in an effort to improve overall profitability.

We expect that during the second half of 2008, overall gross margins will be higher than the gross margins reported for the first half of 2008. However, during 2008 we may experience quarter to quarter variability due to product mix differences and resulting differentials associated with lower commercial versus higher military electronic devices gross margins and also due to changes in exchange rates between the euro, British pound sterling and U.S. dollar.

Communications Equipment Segment

The increase in gross margin of our communications equipment from 35.3% in the second quarter of 2007 to 39.6% in the second quarter of 2008 is primarily the result of increased sales of higher margin, TiemPoTM and fiber optic modem products, which increases totaled approximately $0.1 million of gross profit. Gross profits at our French subsidiary remained relatively consistent with the prior year period. Gross margins were also favorably impacted by changes in foreign currency exchange rates between the U.S. dollar and the euro in the second quarter of 2008 compared to the second quarter of 2007.

We expect the trend of quarter over quarter improvement in gross profit (both in dollars and as a percentage of sales) for our communications equipment segment to continue throughout 2008, although as previously discussed, we do experience volatility quarter to quarter due to changes in product mix and timing of shipments and also due to changes in exchange rates between the euro, British pound sterling and U.S. dollar.

Operating Expenses

	Three Months Ended		Variance
	June 30,		Favorable (Unfavorable)
(in thousands)	2008	2007	Dollar	Percent

Selling, general and administrative	$4,006	$3,849	$(157)	(4.1)%
as % of net sales	28.5%	31.9%
Engineering and product development	782	665	(117)	(17.6)%
as % of net sales	5.6%	5.5%
Total operating expenses	$4,788	$4,514	$(274)	(6.1)%

Selling, general and administrative expenses

The increase in selling, general and administrative expenses is primarily the result of an increase of approximately $0.1 million in selling expenses at our French subsidiary related to attendance at trade shows that were absent in the second quarter of 2007 and the addition of headcount to support an increased international sales efforts.

During the remainder of the year, we will likely incur additional costs in connection with the remediation of certain internal control deficiencies and material weaknesses that were identified as a result of our 2007 management assessment pursuant to the Sarbanes-Oxley Act of 2002. We are currently in the process of developing specific action plans in that regard. We are uncertain at this time of the additional costs to remediate all of the control deficiencies and material weaknesses, however, we anticipate the cost to be in the range of $0.2 million to $0.4 million, most of which we expect to incur in 2008. We cannot guarantee that the actual costs to remediate these deficiencies will not exceed this amount. See “Controls and Procedures.”

Engineering and product development

The $117,000 increase in engineering and product development costs is primarily due to the additional investment in the evolution of the TiemPo™ family of products, which we have scheduled for this year. We expect engineering and product development costs to be $0.1 million to $0.2 million higher in each of remaining quarters of 2008 as compared to the quarter ended June 2008 as we continue to invest in the TiemPo™ family of products and support other ongoing new product initiatives in each of our product lines.

Interest expense

Interest expense was $0.6 million for the three months ended June 30, 2008 compared to $0.2 million for the three months ended June 30, 2007 due to higher outstanding loan and line of credit balances and higher interest rates associated with our new credit facility entered into in November 2007. Included in interest expense in the second quarter of 2008 were $0.2 million of unused line fees, non-cash amortization of deferred financing costs and related to non-cash amortization of debt discount. Approximately $0.1 million of this amount was associated with our $10 million acquisition term loan, which was incurred without the benefit of an acquisition.

We expect quarterly interest expense for the remainder of 2008 to be consistent with that reported in the second quarter of 2008. However, if we are successful in closing our pending acquisition of Advanced Control Compoents, Inc. and, in connection with such closing, we are successful in borrowing up to an additional $13 million from our current lender to fund the acquisition, our interest expense will increase. See “Liquidity and Capital Resources.”

Other income (expense)

We generated other income of $0.1 million for the three months ended June 30, 2008 and 2007. Other income (expense) consisted primarily of short-term exchange rate gains, partially offset by losses, associated with the volatility of the U.S. dollar to the British pound sterling and euro on the current portion of certain assets and liabilities.

Income tax expense (benefit)

Income tax benefit amounted to $4,000 for the three months ended June 30, 2008 compared to income tax expense of $151,000 for the same period of 2007. Our income tax expense is primarily the result of foreign income tax on foreign earned profits. During the second quarter of 2008 we recorded an income tax benefit at two of our foreign operations related to the reclassification of deferred tax items to current as a result of changes in foreign tax rules, which resulted in a lower effective tax rate in the second quarter of 2008 compared to the same period of 2007.

Comparison of the Six Months Ended June 30, 2008 to the Six Months Ended June 30, 2007

Net Sales

	Six Months Ended		Variance
	June 30,		Favorable (Unfavorable)
(in thousands)	2008	2007	Dollar	Percent

Electronic devices	$19,073	$16,967	$2,106	12.4%
as % of net sales	72.5%	70.7%
Communications equipment	7,223	7,022	201	2.9%
as % of net sales	27.5%	29.3%
Total net sales	$26,296	$23,989	$2,307	9.6%

Electronic Devices Segment

The increase in sales of our electronic devices in the first half of 2008 as compared to the same period in 2007 was primarily the result of a $1.2 million, or 17%, increase in sales at our Pascall subsidiary due primarily to shipments of our IFE&C products. Also contributing to the increase in sales was a $0.9 million, or 18%, increase in sales at our U.S. subsidiaries as a result of higher levels of shipments of U.S. government orders for digital switches to satisfy our existing backlog for the DLA and the improved sales at our RO subsidiary. First and second quarter 2007 sales at RO were negatively impacted by the transition to a contract manufacturer and the consolidation of our RO and CXR Larus Corporation facilities. This transition and consolidation is no longer negatively impacting RO.

Communications Equipment Segment

The slight increase in sales of our communications equipment in the first half of 2008 as compared to the first half of 2007 is primarily due to the $0.6 million impact of a favorable change in exchange rates between the U.S. dollar and the euro over the prior year period. This increase was offset by sales, in local currency, at our French subsidiary which declined $0.2 million in the first half of 2008 compared to the first half of 2007 as a result of a decrease in sales of test equipment and a reduction in service revenues. Additionally, sales at our U.S. subsidiary decreased $0.2 million as a result of a reduction in sales of our fiber optic modem products during the first quarter of 2008 and the required reengineering of the product due to obsolete components. This reengineering was completed in the first quarter of 2008 and we resumed shipment of the product during the second quarter of 2008.

Gross Profit

	Six Months Ended		Variance
	June 30,		Favorable (Unfavorable)
(in thousands)	2008	2007	Dollar	Percent

Electronic devices	$6,384	$5,422	$962	17.7%
as a % of net sales	33.5%	32.0%
Communications equipment	3,014	2,502	512	20.5%
as a % of net sales	41.7%	35.6%
Total gross profit	$9,398	$7,924	$1,474	18.6%
Total gross margin	35.7%	33.0%

Electronic Devices Segment

The increase in gross profit, as a percentage of net sales, for our electronic devices from 32.0% in the first half of 2007 to 33.5% in the first half of 2008 is primarily the result of increased shipments of higher margin digital switches at our U.S. Digitran division along with increased product pricing and improved production efficiency at our RO subsidiary.

Communications Equipment Segment

The increase in gross margin for our communications equipment from 35.6% in the first half of 2007 to 41.7% in the first half of 2008 is primarily the result of increased sales of higher margin, network access products at our French subsidiary and sales of our higher margin TiemPoTM and fiber optic modem products. Gross margins were also favorably impacted by changes in foreign currency exchange rates between the U.S. dollar and the euro in the first half of 2008 compared to the first half of 2007.

Operating Expenses

	Six Months Ended		Variance
	June 30,		Favorable (Unfavorable)
(in thousands)	2008	2007	Dollar	Percent

Selling, general and administrative	$7,981	$7,585	$(396)	(5.2)%
as % of net sales	30.4%	31.6%
Engineering and product development	1,446	1,375	(71)	(5.2)%
as % of net sales	5.5%	5.7%
Total operating expenses	$9,427	$8,960	$(467)	(5.2)%

Selling, general and administrative expenses

The increase in selling, general and administrative expenses is primarily the result of an increase of approximately $0.2 million in selling expenses at our French subsidiary related to addition of staff and attendance at trade shows that were absent in the second quarter of 2007, $0.1 million of one-time redundancy costs associated with the restructuring of personnel at two of our facilities and the addition of headcount to support an increased international sales efforts. Additionally, $0.1 million of costs were incurred in connection with our 2007 Sarbanes-Oxley Act of 2002 management assessment, which was conducted during the first quarter of 2008. These costs were offset, in part, by temporary headcount reductions at RO and Pascall.

The $71,000 increase in engineering and product development costs is primarily due to additional investment in the evolution of the TiemPo™ family of products.

Interest expense

Interest expense was $1.2 million for the six months ended June 30, 2008 compared to $0.3 million for the six months ended June 30, 2007 due to higher outstanding loan and line of credit balances and higher interest rates associated with our new credit facility entered into in November 2007. Included in interest expense in the first half of 2008 were $0.4 million of unused line fees, non-cash amortization of deferred financing costs and non-cash amortization of debt discount related to issuance costs for the credit facility. Approximately $0.2 million of this amount was associated with our $10 million acquisition term loan, which was incurred without the benefit of an acquisition.

Other income (expense)

We generated other income of $0.1 million for the six months ended June 30, 2008 compared to $0.2 million for the six months ended June 30, 2007. Other income (expense) consisted primarily of short-term exchange rate gains, partially offset by losses, associated with the volatility of the U.S. dollar to the British pound sterling and euro on the current portion of certain assets and liabilities.

Income tax expense (benefit)

Income tax expense amounted to $0.1 million for the six months ended June 30, 2008 compared to $0.3 million for the same period of 2007. Income tax expense is primarily the result of foreign income tax on foreign earned profits. During the second quarter of 2008 we recorded an income tax benefit at two of our foreign operations related to the reclassification of deferred tax items to current as a result of changes in foreign tax rules, which resulted in a decrease in the overall effective tax rate for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

Liquidity and Capital Resources

In making an assessment of our liquidity, we believe that the items in our financial statements that are most relevant are our working capital, cash generated from our operating activities and cash available from our financing activities. During the first quarter of 2008, we funded our daily cash flow requirements through funds provided by operations and through borrowings from our credit facility with GVEC Resource IV Inc. (“GVEC”), an affiliate of Private Equity Management Group LLC (“PEM Group”). Working capital was $13.6 million at June 30, 2008 as compared to $16.1 million at December 31, 2007. The decrease in working capital is primarily the result of decreases in cash balances related to payments on long-term debt. At June 30, 2008 and December 31, 2007, we had accumulated deficits of $21.8 million and $20.7 million, respectively, and cash and cash equivalents of $1.9 million and $4.8 million, respectively.

Net cash used in operating activities during the six months ended June 30, 2008 totaled $0.6 million as compared to net cash provided by operating activities of $0.2 million in the six months ended June 30, 2007. In addition to the net loss of $1.2 million, the primary significant use of cash from operations during the first half of 2008 was an increase in inventory of $0.8 million and a $0.4 million decrease in accounts payable and accrued liabilities as a result of timing of payments to our vendors. The primary source of cash associated with operating activities during the first half of 2008 was a decrease in accounts receivable balances of $0.5 million due to collections on aged customer accounts.

During the first half of 2008 we paid approximately $2.4 million of principal on debt, including net repayments on our revolving credit line of $2.0 million and $0.4 million in payments on other long-term debt.

As of June 30, 2008, we had outstanding borrowings of $2.0 million under the GVEC credit facility, remaining actual availability under a formula-based calculation of $4.0 million and contractual availability of $5.0 million under the same facility. Actual remaining availability represents the additional amount we were eligible to borrow as of June 30, 2008, based on available eligible collateral and pre-determined advance rates on such collateral. Maximum contractual availability represents the maximum amount of availability provided under the credit facility as of that date.

In addition to the revolving line of credit, at June 30, 2008, we had long-term loans, shareholder note obligations and capitalized lease and equipment loan obligations totaling $7.3 million, the current portion of which loans and obligations totaled $0.7 million.

Our backlog increased to $31.1 million as of June 30, 2008 compared to $25.3 million as of December 31, 2007. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. Our backlog as of June 30, 2008 was approximately 96% related to our electronic devices business, which business tends to provide us with long lead-times for our manufacturing processes due to the custom nature of the products, and approximately 4% related to our communications equipment business, which business tends to deliver standard or modified standard products from stock as orders are received. We believe that the majority of our current backlog will be shipped within the next 12 months. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

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

The GVEC credit facility consists of (i) a one year revolving credit facility for up to $7,000,000 that may be extended for up to three years (the “Revolver”), (ii) a three year term loan in an outstanding principal amount of $6,000,000 which was fully funded on November 30, 2007, and (iii) a three year term loan in the amount of $10,000,000 to be used solely for acquisitions made within 18 months of November 30, 2007.

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

Interest on the Revolver is payable monthly. The interest rate is variable and is adjusted monthly based on prime rate as published in the “Money Rates” column of The Wall Street Journal (the “Base Rate”) plus 1.25%, subject to a minimum rate of 9.5%. The Revolver is subject to various financial covenants on a consolidated basis, including the following: EBITDA, measured on a fiscal quarter-end basis, must not be less than the scheduled amount for each specified period; the debt service coverage ratio, measured quarterly, must be greater than the lesser of the scheduled amount for each specific period or 1.10:1.00; the leverage ratio, measured quarterly, must not be greater than 1.25:1.00; and we must not incur capital expenditures in any fiscal year in excess of $500,000. As of June 30, 2008, we were in default of our capital expenditure limitation described above, which default has been waived by our Lender.

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

Overall, we believe that current and future capital resources, revenues generated from operations and other existing sources of liquidity, including our GVEC credit facility, will be adequate to meet our anticipated short term, working capital and capital expenditures needs for at least the next 12 months. However, if we experience significant loss of revenue or increase in costs, our cash flow could be negatively impacted resulting in a cash flow deficit which, in turn, may require us to obtain additional financing. In addition, in order to close on our pending acquisition of Advanced Control Components, Inc. we will need to borrow up to an additional $13 million from GVEC. If we are able to borrow these funds and close on this acquisition, our interest expense will increase and because of the expected additional capital needs associated with this new business, we may require additional financing. These potential additional financing needs could be met in the form of a revised debt structure with our existing lender, new financing with another lender or lenders, the sale of additional equity to raise capital, or the sale of certain assets to generate cash. As part of our overall strategy, we may sell certain businesses and/or product lines that are not part of our core business. We believe that the sale of such businesses and/or product lines would streamline operations, would strengthen our focus on core growth and would help to reduce the debt and interest expense related to the possible acquisition of Advanced Control Components. By lowering interest expense, we believe we could reduce our financial risk, provide a stronger balance sheet and achieve improved liquidity. Our failure to raise capital, if needed, ability to sell assets when needed and/or ability to secure additional financing could restrict our growth, limit our development of new products or hinder our ability to compete.

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

ITEM 4T.                     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President Finance and Administration, our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Vice President Finance and Administration concluded as of June 30, 2008 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed immediately below.

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

Material Weaknesses and Related Remediation Initiatives

Set forth below is a summary of the various significant deficiencies which caused management to conclude that we had three material weaknesses. Through the efforts of our Vice President Finance and Administration and our Audit Committee, we are currently in the process of developing specific action plans to remediate the material weaknesses discussed more fully below. We expect to complete these various action plans by September 30, 2008. If we are able to complete these action plans by that date, we anticipate that all control deficiencies and material weaknesses will be remediated by December 31, 2008.

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

Remediation of Internal Control Deficiencies and Expenditures

The above material weaknesses did not result in adjustments to our consolidated financial statements as of June 30, 2008, however, it is reasonably possible that, if not remediated, one or more of the material weaknesses described above could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.

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

Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of June 30, 2008. Because the remedial actions require hiring of additional personnel, upgrading certain of our information technology systems, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weakness has been remediated. We intend to continue to evaluate and strengthen our internal control over financial reporting systems. These efforts require significant time and resources. If we are unable to establish adequate internal control over financial reporting systems, we may encounter difficulties in the audit or review of our financial statements by our independent registered public accounting firm, which in turn may have a material adverse effect on our ability to prepare financial statements in accordance with GAAP and to comply with our SEC reporting obligations.

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

EMRISE CORPORATION

Dated: August 7, 2008	By:	/S/ CARMINE T. OLIVA
Carmine T. Oliva,
Chief Executive Officer

Dated: August 7, 2008	By:	/S/ D. JOHN DONOVAN
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