Form 10-Q
period 2008-09-30
Emrise CORP
filed 2008-11-14
CIK 854852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

The number of shares outstanding of the Registrant’s common stock, $0.0033 par value, as of November 5, 2008 was 38,254,250.

EMRISE CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMRISE CORPORATION

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,267	$4,764
Accounts receivable, net of allowances for doubtful accounts of $493 at September 30, 2008 and $345 at December 31, 2007	11,386	9,406
Inventories, net	13,159	11,664
Current deferred tax assets	649	200
Prepaid and other current assets	1,609	1,617
Total current assets	32,070	27,651

Property, plant and equipment, net	3,560	2,227
Goodwill	16,275	13,129
Intangible assets other than goodwill, net	7,876	3,269
Deferred tax assets	610	617
Other assets	1,193	1,287
Total assets	$61,584	$48,180

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,465	$4,440
Accrued expenses	5,681	5,435
Current portion of long-term debt	4,498	71
Notes payable to stockholders, current portion	500	521
Income taxes payable	571	712
Other current liabilities	357	357
Total current liabilities	16,072	11,536

Long-term line of credit	5,772	3,957
Long-term debt, net of discount of $1,108 and $1,264, respectively	14,162	4,829
Notes payable to stockholders, less current portion	375	750
Deferred income taxes	1,023	904
Other liabilities	1,125	1,158
Total liabilities	38,529	23,134

Commitments and contingencies

Stockholders’ equity:
Preferred stock,$0.01 par value. Authorized 10,000,000 shares, zero shares issued and outstanding	—	—
Common stock,$0.0033 par value. Authorized 150,000,000 shares; 38,254,000 shares issued and outstanding at September 30, 2008 and December 31, 2007	126	126
Additional paid-in capital	44,771	44,527
Accumulated deficit	(21,481)	(20,661)
Accumulated other comprehensive income	(361)	1,054
Total stockholders’ equity	23,055	25,046
Total liabilities and stockholders’ equity	$61,584	$48,180

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net sales	$15,687	$12,809	$41,983	$36,798
Cost of sales	9,379	8,798	26,277	24,863
Gross profit	6,308	4,011	15,706	11,935

Operating expenses:
Selling, general and administrative	4,058	3,796	12,039	11,381
Engineering and product development	659	692	2,105	2,067
Total operating expenses	4,717	4,488	14,144	13,448
Income (loss) from operations	1,591	(477)	1,562	(1,513)

Other income (expense):
Interest income	38	40	79	95
Interest expense	(816)	(190)	(2,004)	(510)
Other, net	(167)	314	(64)	479
Total other income (expense), net	(945)	164	(1,989)	64

Income (loss) before income taxes	646	(313)	(427)	(1,449)
Income tax provision	313	173	393	452
Net income (loss)	$333	$(486)	$(820)	$(1,901)

Income (loss) per share:
Basic	$0.01	$(0.01)	$(0.02)	$(0.05)
Diluted	$0.01	$(0.01)	$(0.02)	$(0.05)

Weighted average shares outstanding
Basic	38,254	38,193	38,254	38,163
Diluted	38,451	38,193	38,254	38,163

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance at December 31, 2007	38,254	$126	$44,527	$(20,661)	$1,054	$25,046
Stock-based compensation	—	—	55	—	—	55
Warrants issued for services	—	—	189	—	—	189
Net loss and comprehensive loss	—	—	—	(820)	(1,415)	(2,235)
Balance at September 30, 2008	38,254	$126	$44,771	$(21,481)	$(361)	$23,055

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(820)	$(1,901)
Reconciliation to net cash used in operating activities:
Depreciation and amortization	818	818
Provision for doubtful accounts	148	(100)
Provision for inventory obsolescence	584	664
Provision for warranty reserve	(86)	(60)
Gain on disposition of assets	(17)	—
Gain on sale of facility	(77)	—
Deferred taxes	(101)	3
Amortization of deferred issuance costs	339	—
Amortization of debt discount	338	—
Stock-based compensation expense	55	60
Warrants issued for services	6
Changes in assets and liabilities, net of effects from purchase of:
Advanced Control Components, Inc. (“ACC”)
Accounts receivable	177	162
Inventories	(231)	(1,596)
Prepaid and other assets	6	(240)
Accounts payable and accrued expenses	(1,757)	592
Total adjustments	202	303
Net cash used in operating activities	(618)	(1,598)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(72)	(613)
Additions to intangible assets	(40)	—
Payments received on note receivable	40	—
Payment for purchase of ACC net of cash acquired	(12,356)	—
Net cash used in investing activities	(12,428)	(613)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	13,000	—
Net proceeds from lines of credit	1,815	838
Principal payments of long-term debt	(141)	(421)
Payments of notes to stockholders	(396)	(250)
Proceeds from exercise of stock options and warrants	—	69
Net cash provided by financing activities	14,278	236

Effect of exchange rate changes on cash	(729)	191
Net increase (decrease) in cash and cash equivalents	503	(1,784)
Cash and cash equivalents at beginning of period	4,764	3,802
Cash and cash equivalents at end of period	$5,267	$2,018

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of equipment through capital lease	$453	$—

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“Commission”) and therefore do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the U.S. (“GAAP”).  The year end balance sheet was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.  The unaudited condensed consolidated financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of September 30, 2008 and the results of operations and cash flows for the related interim periods ended September 30, 2008 and 2007. However, these results are not necessarily indicative of results for any other interim period or for the year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2007 as filed with the Commission.

Comprehensive Loss

Comprehensive loss includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s stockholders.  Other comprehensive income (loss) refers to revenues, expenses, gains and losses that, under GAAP, are included in comprehensive income (loss), but excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity.  The Company’s other comprehensive income (loss) consists of foreign currency translation adjustments.  The following table reflects the components of comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income (loss)	$333	$(486)	$(820)	$(1,901)
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,639)	162	(1,415)	336
Comprehensive loss	$(1,306)	$(324)	$(2,235)	$(1,565)

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average common shares outstanding during a period.  Diluted earnings (loss) per share is based on the treasury stock method and includes the dilutive effect of stock options and warrants outstanding during the period.  Common share equivalents have been excluded where their inclusion would be anti-dilutive.  As a result of the loss incurred by the Company for certain periods presented, the potentially dilutive common shares have been excluded because their inclusion would have been anti-dilutive.  The following table illustrates the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

NUMERATOR:
Net income (loss)	$333	$(486)	$(820)	$(1,901)

DENOMINATOR:
Basic weighted average common shares outstanding	38,254	38,193	38,254	38,163
Effect of dilutive securities:
Dilutive stock options and warrants	197	—	—	—
Diluted weighted average common shares outstanding	38,451	38,193	38,254	38,163

Basic earnings (loss) per share	$0.01	$(0.01)	$(0.02)	$(0.05)

Diluted earnings (loss) per share	$0.01	$(0.01)	$(0.02)	$(0.05)

The following table shows the common stock equivalents that were outstanding as of September 30, 2008 and 2007, but were not included in the computation of diluted earnings per share as a result of the loss incurred by the Company or because the options’ or warrants’ exercise price was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive:

		Range of
	Number of	Exercise Price
	Shares	Per Share

Anti-dilutive common stock options:
As of September 30, 2008	2,051,000	$0.20 - $2.00
As of September 30, 2007	1,808,000	$0.20 - $2.00

Anti-dilutive common stock warrants:
As of September 30, 2008	6,742,000	$1.10 - $1.73
As of September 30, 2007	4,042,000	$0.85 - $2.00

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets and also requires expanded disclosure related to the determination of intangible asset useful lives. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact the adoption of FSP 142-3 will have on its consolidated financial statements.

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – INVENTORIES

                Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007

Raw materials	$11,446	$9,292
Work-in-process	4,169	4,540
Finished goods	4,252	3,956
Reserves	(6,708)	(6,124)
Total inventories	$13,159	$11,664

NOTE 3 – LINES OF CREDIT

The Company and its direct subsidiaries, EMRISE Electronics Corporation, CXR Larus Corporation and RO Associates Incorporated (collectively, the “Borrowers”) are parties to a Credit Agreement (the “Credit Agreement”), as amended, with GVEC Resource IV Inc. (the “Lender”) providing for a three year credit facility in the aggregate amount of $26,000,000 (the “Credit Facility”) and is secured by accounts receivable, other rights to payment and general intangibles, inventories and equipment. The Credit Facility includes a one year revolving credit facility for up to $7,000,000 that may be extended, at the Company’s option, for up to three years (the “Revolver”).

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

Interest on the Revolver is payable monthly.  The interest rate is variable and is adjusted monthly based on prime rate as published in the “Money Rates” column of The Wall Street Journal (the “Base Rate”) plus 1.25%, subject to a minimum rate of 9.5%.  The interest rate in effect as of September 30, 2008 was the minimum rate of 9.5%.  The Revolver is subject to various financial covenants on a consolidated basis including the following: EBITDA, measured on a fiscal quarter-end basis, must not be less than the scheduled amount for each specified period; the debt service coverage ratio, measured quarterly, must be greater than the lesser of the scheduled amount for each specific period or 1.10:1.00; the leverage ratio, measured quarterly, must not be greater than 1.25:1.00; and the Company must not incur capital expenditures in any fiscal year in excess of $500,000.  As of September 30, 2008, the Company was in default of the capital expenditure limitation described above; which default has been waived by the Lender.

As of September 30, 2008, the Company had outstanding borrowings of $5.8 million under the Revolver with remaining availability under the formula-based calculation of $1.2 million.

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

NOTE 4 – LONG TERM DEBT

On August 20, 2008, in connection with the acquisition of Advanced Control Components, Inc. (“ACC”) and Custom Components, Inc. (“CCI”) as discussed in Note 6, the Borrowers and the Lender entered into a Amendment Number 1 to Loan Documents (“Amendment to Loan Documents”), pursuant to which certain terms of the Credit Facility were amended to, among other things, include a term loan in an outstanding principal amount of $3,000,000 (the “Term Loan C).  The Credit Facility, as amended, now provides for a three year credit facility in the aggregate amount of $26,000,000 (the “Amended Credit Facility”).

The Amended Credit Facility consists of (i) a one year revolving credit facility for up to $7,000,000 that may be extended for up to three years (the “Revolver”), (ii) a three year term loan in an outstanding principal amount of $6,000,000 which was fully funded on November 30, 2007 (“Term Loan A”), (iii) a term loan in the amount of $10,000,000 (“Term Loan B”), and (iv) a term loan in the amount $3,000,000 (“Term Loan C”).  Term Loans B and C were fully funded on August 20, 2008 in connection with the acquisition of ACC.  Term Loan B requires schedule payments commencing June 2009 and regular payments thereafter until the loan is paid in full in November 2010.  Term Loan C must be paid in full by February 15, 2009.

The Company’s Term Loan C, in the principal amount of $3 million, must be repaid by no later than February 15, 2009.  In order to facilitate the repayment of the Term Loan C, the Company has also agreed with the Lender to raise at least $5 million in net proceeds through either the sale of assets of EMRISE Corporation or any of its subsidiaries or through the sale of equity of EMRISE Corporation by no later than February 15, 2009.  The Company does not believe that its cash on hand and/or cash generated from operations will be sufficient to repay the Term Loan C at its stated maturity date.  Therefore, the Company expects to use all or a portion of the net proceeds from the sale of assets and/or equity to repay the Term Loan C.  If the Company elects to sell assets, the remaining proceeds from such sale(s), after repayment of the Term Loan C, if any, must be used to repay a portion of the principal of Term Loan B pursuant to the terms of the credit facility, which requires that cash proceeds from any voluntary or involuntary sale or disposition by the Company or any of its subsidiaries of property or assets (other than sales or dispositions of inventory or equipment in the ordinary course of business) in excess of $150,000 in any fiscal year must be used to repay the Term Loans.

Although the Company is currently evaluating a number of options to meet these various obligations under the credit facility, the Company’s preference is to sell non-core assets.  If the Company is unable to repay the Term Loan C by February 15, 2009 and/or is unsuccessful in raising $5 million through the sale of assets or equity by that same date, then the Company would be in default under the terms of the credit facility.  In the event of a default and continuation of a default, the Lender may limit future availability under the revolving line of credit and/or accelerate the payment of all principal balances and accrued interest requiring the Company to pay the entire indebtedness under the credit facility outstanding on that date.  Upon the occurrence and during the continuation of an event of default, the Lender may also elect to increase the interest rate applicable to the outstanding balance of the Term Loans A and B by four percentage points above the per annum interest rate that would otherwise be applicable and increase the rate applicable to the Term Loan C to a per annum interest rate of 24%.  Any of these conditions could have a material adverse effect on the Company’s operations and/or ability to conduct business after that date.

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – STOCK-BASED COMPENSATION

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

Total stock-based compensation expense included in wages, salaries and related costs was $28,000 and $15,000 for the three months ended September 30, 2008 and 2007, respectively, and $55,000 and $60,000 for the nine months ended September 30, 2008 and 2007, respectively. These compensation expenses were charged to selling, general and administrative expenses. As of September 30, 2008, the Company had $317,000 of total unrecognized compensation expense related to stock option grants, which will be recognized over the remaining weighted average period of three years.

NOTE 6 – ACQUISTION OF ADVANCED CONTROL COMPONENTS

On May 23, 2008, the Company and its wholly-owned subsidiary, EEC, entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) pursuant to which EEC agreed to acquire CCI and its operating subsidiary, ACC.  On August 20, 2008, the Stock Purchase Agreement was amended pursuant to Amendment No. 1 to Stock Purchase Agreement (the “Amendment to Purchase Agreement,” and collectively with the Stock Purchase Agreement, the “Purchase Agreement”) to, among other things, reduce the initial purchase price for all of the capital stock of both CCI and ACC to $12,400,000, subject to adjustments for working capital and net cash.  Additionally, pursuant to the terms of the Amendment to Purchase Agreement, the Company is obligated to pay interest on a principal amount of $600,000 at a rate equal to the prime rate as reported in The Wall Street Journal on August 20, 2008 plus 1% for the period commencing on August 20, 2008 and ending on the later of November 18, 2008 or the actual date such interest payment is made.

The closing of the Purchase Agreement occurred on August 20, 2008.  Under the terms of the Purchase Agreement, EEC acquired all of the issued and outstanding shares of common stock of CCI and all of the issued and outstanding shares of common stock of ACC not owned by CCI (the “Acquisition”).  In addition to the purchase price, the Company is obligated to pay up to an additional $3,000,000 in cash if ACC meets certain operating income targets for one or both of the two twelve month periods following the closing.  Additionally, EEC issued Subordinated Secured Contingent Promissory Notes (the “Notes”) to each of the Sellers in the aggregate principal amount of $2,000,000.  The Notes become payable if ACC meets certain operating income thresholds during the first and second 12 month periods after August 20, 2008.  The Notes bear interest at a rate per annum equal to the prime rate as reported in The Wall Street Journal plus 1%.

In determining the purchase price for the Acquisition, the Company took into account the historical and expected earnings and cash flow of ACC, as well as the value of companies of a size and in an industry similar to ACC, comparable transactions and the market for such companies generally.  The purchase price represented a premium of approximately $3.8 million over the recorded net worth of ACC’s assets.

In conjunction with the Acquisition, the Company commissioned a valuation firm to determine the fair value of ACC’s tangible assets and the portion of the purchase price that should be allocated to identifiable

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

intangible assets.  The Company considered whether the Acquisition included various types of identifiable intangible assets, including trade names, trademarks, patents, covenants not to compete, customers, backlog, workforce, technology and software.  The valuation firm has issued a preliminary report that is currently under review and was not finalized at September 30, 2008.  The Company has recorded the value of the tangible and intangible assets in its Condensed Consolidated Balance Sheets in accordance with the preliminary purchase price allocation.  Any material adjustments to this purchase price allocation in future periods will be disclosed.  The Company has estimated and recorded the identified intangible assets as follows:  trade name of $1,570,000; covenant not to compete of $60,000; backlog of $570,000; and customer relationships of $2,550,000.

The following table summarizes the unaudited assets and liabilities assumed in connection with the Acquisition (in thousands):

Accounts receivable	$2,185
Inventories	1,848
Property and equipment	1,545
Intangible assets, net	4,750
Goodwill	3,782
Other assets	584
Total assets acquired	14,694
Accounts payable and accrued liabilities	(1,608)
Other liabilities	(730)
Total liabilities assumed	(2,338)
Net assets acquired	$12,356

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company and ACC as though the Acquisition occurred as of January 1, 2007.  The pro forma adjustments are based upon available information and assumptions that management believes reasonably reflect the transaction.  The Company presents the pro forma results of operations for informational purposes only.  The pro forma results of operations are not necessarily indicative of what the Company’s results of operations would have been had the Company completed the Acquisition as of the dates indicated.  In addition, the pro forma financial statements do not purport to project the future financial position or operating results of the combined company.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales	$18,263	$15,306	$50,316	$48,234

Net income (loss)	$322	$(1,126)	$(2,580)	$(1,078)

Earnings (loss) per share:
Basic	$0.01	$(0.03)	$(0.07)	$(0.03)
Diluted	$0.01	$(0.03)	$(0.07)	$(0.03)

Weighted average shares outstanding:
Basic	38,254	38,193	38,254	38,163
Diluted	38,451	38,193	38,254	38,163

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – OPERATING SEGMENTS

The Company has two reportable operating segments: electronic devices and communications equipment. The electronic devices segment manufactures and markets digital and rotary switches, electronic power supplies, radio frequency (“RF”) and microwave devices and subsystem assemblies. The electronic devices segment consists of EEC and its subsidiaries located in the U.S., England and Japan, which offer the same or similar products to similar customers.  The communications equipment segment designs, manufactures and distributes network access products and timing and synchronization products.  The communications equipment segment consists of operating entities CXR Larus Corporation (“CXR Larus”) located in the U.S. and CXR Anderson Jacobson located in France, which offer the same or similar products to similar customers.  Both segments operate in the U.S., European and Asian markets, but have distinctly different customers, design and manufacturing processes and marketing strategies.  Each segment has discrete financial information and a separate management structure.

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

Selected financial data for each of the Company’s operating segments reconciled to the consolidated totals is shown below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales
Electronic devices	$12,524	$8,872	$31,598	$25,839
Communications equipment	3,163	3,937	10,385	10,959
Total	$15,687	$12,809	$41,983	$36,798

Operating income (loss)
Electronic devices	$2,580	$287	$4,692	$1,363
Communications equipment	(9)	189	(81)	(9)
Corporate and other	(980)	(953)	(3,049)	(2,867)
Total	$1,591	$(477)	$1,562	$(1,513)

	September 30,	December 31,
	2008	2007
Total assets
Electronic devices	$30,556	$29,835
Communications equipment	10,660	11,851
Corporate and other	20,368	6,494
Total	$61,584	$48,180

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – GOODWILL

The following table reflects changes in our goodwill balances, by segment, for the nine months ended September 30, 2008 (in thousands):

	Electronic	Communications
	Devices	Equipment	Total

Balance at December 31, 2007	$7,295	$5,834	$13,129
Additions	3,782	—	3,782
Foreign currency translation	(636)	—	(636)
Balance at September 30, 2008	$10,441	$5,834	$16,275

Goodwill in the amount of $3.8 million was recognized in the acquisition of ACC and is not deductible for Federal income tax purposes.

NOTE 9 – INCOME TAXES

The effective tax rate for the three month period ended September 30, 2008 was different than the 34% U.S. statutory rate primarily because the Company’s foreign entities generate a tax obligation and related tax expense as a result of their net income, which cannot be offset by U.S. tax loss carryforwards.

The Company adopted FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, on January 1, 2007. The implementation of FIN 48 did not result in a material adjustment to the Company’s liability for unrecognized income tax benefits. At the time of adoption and as of September 30, 2008, the Company had recorded no net unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in interest expense and selling, general and administrative expense, respectively, in the condensed consolidated statements of operations and comprehensive income. No interest or penalties were recognized during the second quarter of 2008. As of September 30, 2008, the Company had $0 accrued for interest and penalties.

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

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  The effective date of the statement is for all entities with fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FSP No. 157-2, which delays the effective date of SFAS No. 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008.  The delay pertains to items including, but not limited to, goodwill and other intangible assets.  The Company adopted the provisions of the standard that were effective as of January 1, 2008.  The Company plans to adopt the remaining provisions of SFAS No. 157 as of January 1, 2009.

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

As of September 30, 2008, the Company did not have financial assets and liabilities measured at fair value on a recurring basis that would be subject to the disclosure provisions of SFAS No. 157.

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

•                  our ability to successfully dispose of our non-core assets and businesses;

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

Any of the factors described above or in the “Risk Factors” section contained in our Annual Report on Form 10-K for the year ended December 31, 2007 or in the Risk Factors section contained within this Report could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

Business Description

EMRISE designs, manufactures and markets proprietary electronic devices and communications equipment for aerospace, defense, industrial, and communications applications. We have operations in the United States (“U.S.”), England, France and Japan.  We conduct our business through two operating segments: electronic devices and communications equipment. Our subsidiaries within our electronic devices segment design, develop, manufacture and market electronic devices for defense, aerospace and industrial markets.  Our subsidiaries within our communications equipment segment design, develop, manufacture and market network access equipment including network timing and synchronization products, for the communications industry.

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

Our communications equipment segment produces a range of network access products including network timing and synchronization products, for public and private communications customers.  The communications equipment segment is “end user product” based with a traditional cycle of internally funded development and marketing prior to selling via direct and indirect sales channels.  Manufacturing is primarily outsourced.  Our communications equipment is used in a broad range of applications for military (including defense and homeland security), utility companies and regional and national communications carriers as well as private communications networks.

Acquisition of Advanced Control Components

On August 20, 2008, EMRISE Corporation and its wholly-owned subsidiary, EEC, acquired Custom Components, Inc. (“CCI”) and its operating subsidiary, Advanced Control Components, Inc. (“ACC”) for $12,400,000, subject to adjustments for working capital and net cash, pursuant to the terms of a Stock Purchase Agreement dated May 23, 2008, as amended on August 20, 2008.

Advanced Control Components, Inc. is part of our electronic devices segment. The company is a supplier of high performance solid-state RF and microwave components and sub-systems serving military, aerospace and instrumentation markets.

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

Inventory Valuation

Our finished goods electronic devices inventories generally are built to order.  Our communications equipment inventories generally are built to forecast, which requires us to produce a larger amount of finished goods in our communications equipment business so that our customers can be served promptly.  Our products consist of numerous electronic and other parts, which necessitates that we exercise detailed inventory management.  We value our inventory at the lower of the actual cost to purchase or manufacture the inventory (first-in, first-out) or the current estimated market value of the inventory (net realizable value). We perform cycle counts of inventories using an ABC inventory methodology, which groups inventory items into cycle counting categories, or conduct physical inventories at least once a year.  We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next 12 to 24 months. Additionally, to determine inventory write-down provisions, we review product line inventory levels and individual items as necessary and periodically review assumptions about forecasted demand and market conditions.  Any inventory that we determine to be obsolete, either in connection with the physical count or at other times of observation, are reserved for and subsequently written-off.  As of September 30, 2008, our total inventory reserves amounted to $6.7 million of which $5.0 million, representing 25% of total inventory, related to our electronic devices segment and $1.7 million, representing 8% of total inventory, related to our communications equipment segment.

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

Foreign Currency Translation

We have foreign subsidiaries that together accounted for approximately 67.1% and 71.4% of our net revenues, 29.5% and 59.4% of our assets and 20.7% and 57.4% of our total liabilities as of and for the nine months ended September 30, 2008 and 2007, respectively.  In preparing our consolidated financial statements, we are required to translate the financial statements of our foreign subsidiaries from the functional currencies in which they keep their accounting records into U.S. dollars. Assets and liabilities denominated in foreign currencies were translated into U.S. dollars (the reporting currency) at the exchange rate prevailing at the balance sheet date (“translation adjustments”). Equity accounts denominated in foreign currencies were translated into U.S. dollars at historical exchange rates. Revenues and expenses denominated in foreign currencies were translated into U.S. dollars at the monthly average exchange rate for the period.  Gains and losses resulting from foreign currency transactions are included in the results of operations within our statement of operations under the caption “other income (expense).” Translation adjustments are reported as an element of other comprehensive income, which is a component of equity on the balance sheet.

Under relevant accounting guidance, the treatment of these translation gains or losses depends upon management’s determination of the functional currency of each subsidiary. This determination involves consideration of relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures, would be considered the functional currency. However, management must also consider any dependency of the subsidiary upon the parent and the nature of the subsidiary’s operations.

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

Based on our assessment of the factors discussed above, we consider the functional currency of each of our international subsidiaries to be each subsidiary’s local currency. Accordingly, we had cumulative translation losses of $0.4 million and cumulative translation gains of $1.1 million that were included as part of accumulated other comprehensive income within our balance sheets at September 30, 2008 and December 31, 2007, respectively. During the three months ended September 30, 2008 and 2007, we included a translation loss of $1.6 million and gain of $0.2 million, respectively, and during the nine months ended September 30, 2008 and 2007 we included a translation loss of $1.4 million and gain of $0.3 million, respectively, under accumulated other comprehensive income.

If we had determined that the functional currency of our subsidiaries was U.S. dollars, these gains or losses would have decreased or increased our net loss for the three months ended September 30, 2008 and 2007. The magnitude of these gains or losses depends upon movements in the exchange rates of the foreign currencies in which we transact business as compared to the value of the U.S. dollar. These currencies include the euro, the British pound sterling and, to a lesser extent, the Japanese yen. Any future translation gains or losses could be significantly higher or lower than those we recorded for these periods.

A 2.5 million British pound sterling loan payable by one of our subsidiaries in England to EMRISE Corporation was outstanding as of September 30, 2008 ($4.5 million based on the exchange rate at September 30, 2008).  Exchange rate losses and gains on the long-term portion of this loan are recorded in cumulative translation gains or losses in the equity section of the balance sheet.

Intangibles, Including Goodwill

We periodically evaluate our intangibles, including goodwill, for potential impairment. Our judgments regarding the existence of impairment are based on legal factors, market conditions and operational performance of our acquired businesses.

In assessing potential impairment of goodwill, we consider these factors as well as forecasted financial performance of the acquired businesses.  If forecasts are not met, we may have to record additional impairment charges not previously recognized. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of those respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets that were not previously recorded.  If that were the case, we would have to record an expense in order to reduce the carrying value of our goodwill.  Under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we are required to analyze our goodwill for impairment issues at least annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  At September 30, 2008, our reported goodwill totaled $16.3 million.  During the nine months ended September 30, 2008, we did not record any impairment losses related to goodwill and other intangible assets.

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

Overall sales increased 22% and 14% in the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007.  Included in the three and nine months net sales results is approximately $1.7 million in net sales contributed as a result of our recent acquisition of ACC which was completed on August 20, 2008 and which accounted for a 13% and 5% increase in total net sales in the three and nine months ended September 30, 2008, respectively.  Sales for our electronic devices segment were up strongly with increases in net sales generated by all of our electronic devices subsidiaries excluding RO Associates, which experienced a slight decline on a quarterly basis, but is up 11% on a year to date basis.  ACC’s $1.7 million in net sales in the period ended September 30, 2008, resulted in approximately a 19% and 7% increase in sales for the electronic devices segment on a quarter to date and year to date basis, respectively.  Sales for our communications equipment segment decreased 20% and 5% for the three and nine month periods in 2008, respectively, as compared to the same periods in 2007.  The effect of exchange rates between the euro, British pound sterling and the U.S. dollar on the translation of our European operations had an unfavorable impact on the sales of both segments.  We expect to continue to experience quarter over quarter increases in sales for the remainder of 2008 with total 2008 sales expectations exceeding $60 million, including the additional contribution of net sales from our recent acquisition of ACC.  However, the impact of exchange rates remains an uncertainty and could negatively or positively impact our overall revenue results in future periods.

Overall gross margins increased to 40.1% and 37.4% in the three and nine months ended September 30, 2008, respectively, from 31.1% and 32.4% in the three and nine months ended September 30, 2007, respectively.  Gross margins were not significantly impacted on a quarter to date or year to date basis by the inclusion of ACC’s in our 2008 results.  Rather, the significant improvement in gross margin is primarily due to improved sales prices of our products, improved efficiency in manufacturing and/or favorable changes in product mix, particularly at our U.S. electronic devices subsidiaries, where overall gross margins increased to 40.3% and 36.2% on a quarter-to-date and year-to-date basis, respectively compared to 28.6% and 30.8% a year ago.  Our communication equipment segment also experienced improved gross margins increasing to 39.2% and 41% on a quarter-to-date and a year-to-date basis, respectively, compared to 37.4% and 36.3% a year ago.  Overall margins were impacted unfavorably in the most recent quarter by the translation of foreign unit financial results from local (foreign) currencies to U.S. dollars due to the large variability in exchange rate between the U.S. dollar, the British pound sterling and the euro compared to the prior year and prior quarters of 2008.  We expect gross margin levels in the fourth quarter of 2008 to be consistent with the third quarter of 2008, excluding the possible impact, favorable or unfavorable, of exchange rates on the translation of foreign operating unit financial results.

We generated a profit in the third quarter.  We attribute this to higher sales levels, improved gross margins and reduced selling, general and administrative, or SG&A, expenses in the quarter compared to a year ago.  Included within the quarters results are certain one-time restructuring costs, partially offset by a gain on the sale of certain non-core assets, which together had a negative impact of approximately $0.1 million on the quarter’s results.  Furthermore, we are encouraged by the fact that despite our recent acquisition of ACC having contributed only 40 days to our third quarter results, we were able to offset the additional interest cost associated with the acquisition of ACC with even higher pretax net income that ACC contributed in the same short period.  Net income for the quarter improved to $0.3 million, or $0.01 per share, from a net loss of $0.5 million, or $0.01 loss per share, for the third quarter of 2007.

The following is a more detailed discussion of our results of operations by segment.

Results of Operations

Comparison of the Three Months Ended September 30, 2008 to the Three Months Ended September 30, 2007

Net Sales

	Three Months Ended		Variance
	September 30,		Favorable (Unfavorable)
(in thousands)	2008	2007	Dollar	Percent

Electronic devices	$12,524	$8,872	$3,652	41.2%
as % of net sales	79.8%	69.3%
Communications equipment	3,163	3,937	(774)	(19.7)%
as % of net sales	20.2%	30.7%
Total net sales	$15,687	$12,809	$2,878	22.5%

Electronic Devices Segment

Net sales of our electronic devices were up 41% in the third quarter of 2008 as compared to same period in 2007.  Included within the 2008 quarterly results is approximately $1.7 million of net sales contributed by ACC, which we acquired on August 20, 2008.  Excluding this amount, the remaining $2.4 million or 24% increase was the result of higher sales at all of our electronic device subsidiaries, excluding RO Associates, which experienced a slight decline on a quarterly basis, but is up 11% on a year to date basis.  All of our other electronic device units experienced significant increases in net sales ranging from 20% to 80% higher as compared to the same quarter a year ago.  In particular, our Digitran division shipped over $1.0 million of additional product during the third quarter of 2008 compared to the third quarter of 2007, which represents an 80% increase in quarterly net sales for that division.  The higher shipments were primarily the result of higher levels of shipments of U.S. government orders for digital switches to satisfy our existing backlog for the Defense Logistics Agency, or DLA.  In addition, Pascall, shipped nearly $0.9 million in additional product, which represents approximately a 22% increase as compared to the same quarter a year ago and is primarily due to higher shipments of new IFE&C products.

The effect of exchange rates between the euro and the U.S. dollar and the British pound sterling and the U.S. dollar on the translation of our European operations into U.S. dollars had an unfavorable impact on the third quarter net sales of all our European subsidiaries as compared to the prior year and earlier periods in 2008. The translation impact of exchange rates remains an uncertainty and could negatively or positively impact our overall results in future periods.

Going forward, we expect that sales of electronic devices during the fourth quarter of 2008 will be higher than the level of sales we reported for the third quarter of 2008, driven primarily by the contribution of a full quarter of sales from ACC as compared to only 40 days of net sales in the third quarter of 2008.  Excluding ACC, we expect fourth quarter 2008 net sales to be higher than the fourth quarter of 2007.  Changes in the current economic and/or political climate could negatively impact our future net sales expectations.

Communications Equipment Segment

The decrease in sales of our communications equipment in the third quarter of 2008 as compared to 2007 was due primarily to a decline in sales at our French subsidiary as the result of temporary spending reductions by the French Defense ministry which have resulted in a short-term reduction of orders and shipments for communication and networking products.  The decline in French sales is worsened in the third quarter of 2008 by the unfavorable translation impact of recent fluctuations in exchange rates between the euro and the U.S. dollar as compared to the third quarter of 2007.  Sales at our U.S. communications subsidiary were also down compared to the same quarter a year ago, primarily due to a reduction in orders as we transition from our lower volume lower margin legacy products to our higher growth, higher margin products, namely TiempoTM.

We expect that sales of our communications equipment at both our French and U.S. subsidiaries will improve during the fourth quarter of 2008 as this is traditionally a strong quarter for communications equipment.  Furthermore, in the U.S., we expect higher shipments of our TiemPo™ products and test equipment in the fourth quarter and throughout early 2009 to satisfy existing backlog and expected higher order entry in the fourth quarter.  We expect that sales at our French subsidiary will increase slightly also as a result of satisfying existing backlog and expected increased order entry, especially due to higher international sales.  However, the softening of demand in France associated with temporary budget reductions by the French Defense ministry combined with the current economic and political climate could negatively impact our future net sales expectations for communication equipment in both France and the U.S.  In addition, the translation impact of exchange rates remains an uncertainty and could negatively or positively impact our overall revenues in future periods.

Gross Profit

	Three Months Ended		Variance
	September 30,		Favorable (Unfavorable)
(in thousands)	2008	2007	Dollar	Percent

Electronic devices	$5,069	$2,538	$2,531	99.7%
as a % of net sales	40.5%	28.6%
Communications equipment	1,239	1,473	(234)	(15.9)%
as a % of net sales	39.2%	37.4%
Total gross profit	$6,308	$4,011	$2,297	57.3%
Total gross margin	40.2%	31.3%

Electronic Devices Segment

Gross profit within our electronic devices segment increased by $2.5 million, or 100%, during the third quarter as compared to the same quarter a year ago.  Included within the 2008 quarterly results is approximately $629,000 of gross profit contributed by ACC.  Excluding this amount, the remaining $1.9 million or 75% increase in gross profit was the result of substantial gross margin improvements from all of our electronic device subsidiaries, due to a combination of improved selling prices on products, improved efficiency in manufacturing and/or favorable changes in product mix.   In particular, our Digitran division contributed nearly $1.2 million in additional gross profit as compared to the third quarter of 2007 and higher than normal gross margin for the quarter due to the large number of shipments to the DLA of higher margin digital switches.  Of significance is the fact that the quarterly gross margin for this segment improved from 29% a year ago to 40%, excluding the impact of ACC, reflecting an overall gross margin improvement at all of our electronic devices business units.

Going forward, we expect that overall gross margins in the electronic devices segment will be similar to those reported during the third quarter of 2008.  The impact of Digitran will be slightly less, but we believe that any decrease at Digitran will be offset by the full quarter impact of ACC’s gross profit contribution as compared to only 40 days of gross profit contribution during the third quarter 2008.  However, we may experience quarter to quarter variability due to product mix differences and also due to changes in exchange rates between the euro, British pound sterling and U.S. dollar.  In addition, changes in the current economic and/or political climate could negatively impact our future gross profit expectations.

Communications Equipment Segment

Although the gross profit for our communications equipment decreased slightly in absolute dollars during the quarter (due, in part, to the impact of unfavorable exchange rates on the translation of foreign sales into U.S. dollars as previously discussed), gross profit as a percentage of sales of our communications equipment segment increased from 37.4% in the third quarter of 2007 to 39.2% in the third quarter of 2008.  Despite lower overall net sales, gross margin at our U.S. subsidiary remained relatively consistent with the prior year period due to increased sales of our higher margin TiemPoTM products, while gross margin at our French subsidiary increased by nearly four percentage points driven by increased sales of higher margin fiber optic modems and a favorable euro/U.S. dollar ratio due to the fact that certain product components are purchased in U.S. dollars by our French subsidiary.

We expect the trend of quarter over quarter improvement in gross profit (both in dollars and as a percentage of sales) for our communications equipment segment to continue throughout 2008, although as previously discussed, we do experience volatility in gross profit from quarter to quarter due to changes in product mix, timing of shipments and also due to changes in exchange rates between the euro and the U.S. dollar.  The softening of demand in France for communication equipment associated with temporary budget reduction by the French Defense ministry as well as the current economic and/or political climate could negatively impact our future gross profit expectations.  In addition, the translation impact of exchange rates remains an uncertainty and could negatively or positively impact our overall gross profit results in future periods.

Operating Expenses

	Three Months Ended		Variance
	September 30,		Favorable (Unfavorable)
(in thousands)	2008	2007	Dollar	Percent

Selling, general and administrative	$4,058	$3,796	$(262)	(6.9)%
as % of net sales	25.9%	29.6%
Engineering and product development	659	692	33	4.8%
as % of net sales	4.2%	5.4%
Total operating expenses	$4,717	$4,488	$(229)	(5.1)%

Selling, general and administrative expenses

The increase in SG&A expenses is primarily the result of the addition of ACC’s SG&A expenses, which totaled $0.4 million for the 40 days during the quarter that we owned ACC.  Excluding this amount, SG&A expenses during the third quarter decreased slightly compared to the prior year, despite a 22% increase in sales reflecting higher selling expenses during the same period.  Our French subsidiary has incurred and will continue to incur slightly higher selling expenses in 2008 as compared to 2007 associated with a plan to increase U.S. sales, which began in the third quarter of 2008.

During the fourth quarter of 2008, we expect SG&A expenses to increase as a result of incurring a full quarter of expenses from ACC compared to only 40 days in the third quarter 2008.  In addition, during the remainder of the year and during early 2009, we will likely incur additional costs in connection with the remediation of certain internal control deficiencies and material weaknesses that were identified as a result of our 2007 management assessment pursuant to the Sarbanes-Oxley Act of 2002.  We are currently in the process implementing specific action plans in that regard.  In addition, we will likely be incurring additional costs associated with our 2008 management assessment pursuant to the Sarbanes-Oxley Act of 2002.  We estimate the cost to implement such remediation plans and the costs to conduct our 2008 management assessment to be between $0.2 million and $0.4 million, most of which will be spread between the fourth quarter of 2008 and the first half of 2009, with the majority of this expense being incurred in 2009.  We cannot provide assurance that the actual costs to remediate these deficiencies and/or to conduct our 2008 management assessment will not exceed this amount.

Engineering and product development

Quarterly engineering and product development costs remained relatively flat compared to the prior year.  We continue to invest in the evolution of the TiemPo™ family of products and support other ongoing new product initiatives in our various product lines which we anticipate could increase our quarterly engineering and development costs by $0.1 million to $0.2 million in future quarters as compared to 2008 quarterly spending levels.

Interest expense

Interest expense was $0.8 million for the three months ended September 30, 2008 compared to $0.2 million for the three months ended September 30, 2007 due to higher outstanding loan and line of credit balances, higher interest rates associated with our new credit facility entered into in November 2007 and the additional debt incurred in connection with the acquisition of ACC.

We expect quarterly interest to peak in the fourth quarter of 2008 as a result of incurring a full quarter’s interest expense on our new acquisition debt as compared to only 40 days worth of interest in the third quarter of 2008.  We expect that our fourth quarter interest expense levels will gradually decrease throughout 2009 due to scheduled term note payments to our lender, which are scheduled to begin in the fourth quarter of 2008 and will continue throughout 2009 and 2010.  See “Liquidity and Capital Resources” discussion and footnotes to financial statements.

Other income (expense)

We reported other expense of $0.2 million for the three months ended September 30, 2008 compared to other income of $0.3 million in the third quarter of 2007.  Other income (expense) typically consists primarily of short-term exchange rate gains or losses associated with the volatility of the U.S. dollar to the British pound sterling and euro on the current portion of certain assets and liabilities.  Other income for the third quarter of 2007 also included a one-time accrual reversal related to the satisfactory resolution of a legal dispute at our French subsidiary.  Other expense for the third quarter of 2008 also included certain one-time restructuring costs, partially offset by a gain on the sale of certain in non-core assets, which together had a negative impact of approximately $0.1 million on the quarterly results.

Income tax expense (benefit)

Income tax benefit amounted to $4,000 for the three months ended September 30, 2008 compared to income tax expense of $151,000 for the same period of 2007.  Our income tax expense is primarily the result of foreign income tax on foreign earned profits.  During the second quarter of 2008, we recorded an income tax benefit at two of our foreign operations related to the reclassification of deferred tax items to current as a result of changes in foreign tax rules, which resulted in a lower effective tax rate in the second quarter of 2008 compared to the same period of 2007.

Comparison of the Nine months Ended September 30, 2008 to the Nine months Ended September 30, 2007

Net Sales

	Nine Months Ended		Variance
	September 30,		Favorable (Unfavorable)
(in thousands)	2008	2007	Dollar	Percent

Electronic devices	$31,598	$25,839	$5,759	22.3%
as % of net sales	75.3%	70.2%
Communications equipment	10,385	10,959	(574)	(5.2)%
as % of net sales	24.7%	29.8%
Total net sales	$41,983	$36,798	$5,185	14.1%

Electronic Devices Segment

Net sales of our electronic devices were up 22% for the first nine months of 2008 as compared to the same period in 2007.  Included within the 2008 results is approximately $1.7 million of net sales contributed by ACC, which represents approximately 7% of the 22% increase.  Excluding this amount, the remaining $4.0 million, or 15%, increase was the result of higher sales at all of our electronic device subsidiaries, excluding Xcel Power Systems in the U.K., whose year to date sales remained approximately equal to the prior year sales.  In particular, our Digitran division shipped over $1.5 million of additional product during the first nine months of 2008 as compared to 2007, which represents over a 34% increase in year-to-date net sales for that division.  The higher Digitran shipments were primarily the result of higher levels of shipments of U.S. government orders for digital switches to satisfy our existing backlog for the DLA.  In addition, Pascall shipped nearly $2.1 million in additional product during the nine months ended September 30, 2008 compared to 2007, which represents a 19% increase and is primarily due to higher shipments of new IFE&C products.

The effect of exchange rates between the euro and the U.S. dollar and the British pound sterling and the U.S. dollar on the translation of our European operations local currency results into U.S. dollars had an unfavorable impact on the third quarter net sales of all our European subsidiaries as compared to the prior year and earlier periods in 2008. The impact of exchange rates remains an uncertainty and could negatively or positively impact our overall results in future periods.

Communications Equipment Segment

The decrease in net sales of our communications equipment for the nine months ended September 30, 2008, as compared to the same period for 2007 is primarily due to a delay in our U.S. subsidiary fiber optic modem sales during the first quarter of 2008 as a result of required reengineering, which product shipments did resume in the second quarter of 2008, and temporary spending reductions by the French Defense Ministry for communication and networking products at our French subsidiary.  These declines were partially offset by the favorable impact in the first half of 2008 of the fluctuations in exchange rates between the euro and the U.S. dollar over the prior year period.

The translation effect of exchange rates in France between the euro and the U.S. dollar has had both favorable and unfavorable impacts on the quarterly results of our French subsidiary at various times throughout 2008. The translation impact of exchange rates remains an uncertainty and could negatively or positively impact our overall results in future periods.

Gross Profit

	Nine Months Ended		Variance
	September 30,		Favorable (Unfavorable)
(in thousands)	2008	2007	Dollar	Percent

Electronic devices	$11,452	$7,961	$3,491	43.9%
as a % of net sales	36.2%	30.8%
Communications equipment	4,254	3,974	280	7.0%
as a % of net sales	41.0%	36.3%
Total gross profit	$15,706	$11,935	$3,771	31.6%
Total gross margin	37.4%	32.4%

Electronic Devices Segment

Gross profit within our electronic devices segment increased by $3.5 million, or 44%, during the nine months ended September 30, 2008 as compared to the same period a year ago.  Included within the nine months results is approximately $0.6 million of gross profit contributed by ACC.  Excluding this amount, the remaining $2.9 million, or 36%, increase in year-to-date gross profit was the result of gross margin improvements from all of our electronic device subsidiaries except Pascall.  Although Pascall’s third quarter gross margins were up as compared to the third quarter a year ago, its year-to-date gross margin is relatively flat compared to the prior year due to increased shipments earlier in the year of lower margin, higher volume new IFE&C products, which is consistent with our strategy to penetrate the lower margin, high growth commercial in-flight entertainment market in an effort to improve overall sales growth and higher profitability. The improved gross margins at our other subsidiaries were due to a combination of improved selling prices on products, improved efficiency in manufacturing and/or favorable changes in product mix.  In particular, our Digitran division contributed nearly $1.6 million in additional gross profit during the first nine months of 2008 as compared to the same period in 2007 and achieved a higher than normal gross margin during the third quarter due to the high number of shipments to the DLA of higher margin digital switches.  Of some significance is the fact that the year-to-date gross margin for the segment improved from 31% to 36%, even excluding the impact of ACC, reflecting the overall gross margin improvement at all of our electronic devices business units.

Communications Equipment Segment

The increase in gross margin for our communications equipment from 36% during the first nine months of 2007 to 41% during the first nine months of 2008 is the result of year-to-date gross margin improvements at both our U.S. subsidiary and our French subsidiary, both of which increased by approximately four percentage points, driven by increased sales of TiempoTM and higher margin fiber optic modem products, respectively.  In addition, France has benefited from a favorable euro/U.S. dollar ratio in the first nine months of 2008, as a result of certain raw materials purchases denominated in U.S. dollars.

Operating Expenses

	Nine Months Ended		Variance
	September 30,		Favorable (Unfavorable)
(in thousands)	2008	2007	Dollar	Percent

Selling, general and administrative	$12,039	$11,381	$(658)	(5.8)%
as % of net sales	28.7%	30.9%
Engineering and product development	2,105	2,067	(38)	(1.8)%
as % of net sales	5.0%	5.6%
Total operating expenses	$14,144	$13,448	$(696)	(5.2)%

Selling, general and administrative expenses

The increase in SG&A expenses is largely the result of the addition of ACC’s SG&A expenses, which totaled $0.4 million for the 40 days during the quarter that we owned them.  Excluding this amount, year to date SG&A expenses increased $0.3 million, or 3%, as compared to the prior year.  Because we have certain variable selling expenses that trend up or down with sales, to have an increase such as this during the period when sales increased by 14% is not unusual.  In addition, our French communications equipment subsidiary has incurred and will continue to incur slightly higher selling expenses in 2008 as compared to 2007 associated with their plan to increase sales of their products in the U.S., which began in the third quarter of 2008, and higher selling expenses associated with higher international sales.

Engineering and product development

Engineering and product development costs remained relatively flat in the first nine months of 2008 compared to the prior year.  We continue to invest in the evolution of the TiemPo™ family of products and support other ongoing new product initiatives in our various product lines which we anticipate could increase our quarterly engineering and development costs by $0.1 million to $0.2 million in future quarters as compared to 2008 quarterly spending levels.

Interest expense

Interest expense was $2.0 million for the nine months ended September 30, 2008 compared to $0.5 million for the nine months ended September 30, 2007 due to higher outstanding loan and line of credit balances, higher interest rates associated with our new credit facility entered into in November 2007 and the additional debt incurred in connection with acquisition of ACC.  Included in interest expense in the first nine months of 2008 were approximately $0.7 million of unused line fees, non-cash amortization of deferred financing costs and non-cash amortization of debt discount related to issuance costs for the credit facility.  Approximately $0.3 million of this amount was associated with our $10 million acquisition term loan, which was incurred without the benefit of an acquisition until the last 40 days of the third quarter.

Other income (expense)

Our other income and expense for the nine months ended September 30, 2008 amounted to other expense of $0.1 million compared to other income of $0.5 million during the same period in 2007.  Other income (expense) in both years included short-term exchange rate gains and/or losses, associated with the volatility of the U.S. dollar to the British pound sterling and euro on the current portion of certain assets and liabilities.  Other income for the first nine months of 2007 also included a one-time accrual reversal related to the satisfactory resolution of a legal dispute at our French subsidiary.  Other expense for the first nine months of 2008 also included certain one-time restructuring costs incurred in the third quarter of 2008, partially offset by a gain on the sale of certain non-core assets.

Income tax expense (benefit)

Income tax expense amounted to $0.4 million for the nine months ended September 30, 2008 compared to $0.5 million for the same period of 2007.  Income tax expense is primarily the result of foreign income tax on foreign earned profits.  During the second quarter of 2008 we recorded an income tax benefit at two of our foreign operations related to the reclassification of deferred tax items to current as a result of changes in foreign tax rules, which resulted in a decrease in the overall effective tax rate for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

Liquidity and Capital Resources

In making an assessment of our liquidity, we believe that the items in our financial statements that are most relevant are our working capital, cash generated from our operating activities and cash available from our financing activities.  During the nine months of 2008, we funded our daily cash flow requirements through funds provided by operations and through borrowings from our credit facility with GVEC Resource IV Inc., or Lender, an affiliate of Private Equity Management Group LLC.  Working capital was $16 million at September 30, 2008 as compared to $16.1 million at December 31, 2007.  September 30, 2008 working capital balances include the following changes associated with the acquisition of ACC: approximately $5 million in additional current assets offset by $1.8 million in additional current liabilities and $3.7 million in incremental short term debt.  At September 30, 2008 and December 31, 2007, we had accumulated deficits of $21.5 million and $20.7 million, respectively, and cash and cash equivalents of $5.3 million and $4.8 million, respectively.

Net of the effects from the acquisition of ACC, net cash used in operating activities during the nine months ended September 30, 2008 totaled $0.6 million as compared to $1.6 million in the nine months ended September 30, 2007.  Excluding non cash expenses, we generated approximately $1.2 million of cash through our operations during the first nine months of 2008 and used approximately $1.8 million to reduce accounts payable and accrued expenses during the same period, reflecting an intentional effort to reduce accrued expenses and payables during the first nine months of 2008.

During the first nine months of 2008 we paid cash of $12.4 million in connection with the acquisition of ACC.  During the same period, we increased borrowings by $14.8 million, including $13 million of new debt issued in connection with the acquisition of ACC and net borrowings of $1.8 million on our revolving line of credit, offset by $0.5 million in payments on other long-term debt.

As of September 30, 2008, we had outstanding borrowings of $5.8 million under our revolving line of credit with remaining actual and contractual availability under a formula-based calculation of $1.2 million.  Actual remaining availability represents the additional amount we were eligible to borrow as of September 30, 2008, based on available eligible collateral and pre-determined advance rates on such collateral. Maximum contractual availability represents the maximum amount of availability provided under the credit facility as of that date.

In addition to the revolving line of credit, at September 30, 2008, we had long-term loans, acquisition debt and capitalized lease and equipment loan obligations totaling $19.5 million, the current portion of which loans and obligations totaled $5.0 million.

Our backlog increased to $40.9 million as of September 30, 2008 compared to $25.3 million as of December 31, 2007. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. Our backlog as of September 30, 2008 was approximately 96% related to our electronic devices business, which business tends to provide us with long lead-times for our manufacturing processes due to the custom nature of the products, and approximately 4% related to our communications equipment business, which business tends to deliver standard or modified standard products from stock as orders are received. We believe that the majority of our current backlog will be shipped within the next 12 months.  However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

On November 30, 2007, we and our direct subsidiaries, EEC, CXR Larus and RO Associates entered into a Credit Agreement with the Lender, providing for a three-year credit facility in the aggregate amount of $23,000,000 which is secured by accounts receivable, other rights to payment and general intangibles, inventories and equipment.  On August 20, 2008, in connection with the acquisition of ACC and CCI, we amended the credit facility to include ACC and CCI as borrowers and to, among other things, include a term loan in an outstanding principal amount of $3,000,000 (the “Term Loan C”).  The credit facility now provides for a three year credit facility in the aggregate amount of $26,000,000..

The credit facility consists of (i) a one year revolving loan for up to $7,000,000 that may be extended for up to three years (the “Revolver”), (ii) a three year term loan in an outstanding principal amount of $6,000,000 which was fully funded on November 30, 2007 (“Term Loan A”), (iii) a term loan in the amount of $10,000,000 (“Term Loan B”), and (iv) a term loan in the amount $3,000,000 (“Term Loan C”).  Term Loans B and C were fully funded on August 20, 2008 in connection with the acquisition of ACC.  Term Loan B requires scheduled payments commencing June 2009 and regular payments thereafter until the loan is paid in full in November 2010.  Term Loan C must be paid in full by February 15, 2009.

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

Interest on the Revolver is payable monthly.  The interest rate is variable and is adjusted monthly based on prime rate as published in the “Money Rates” column of The Wall Street Journal (the “Base Rate”) plus 1.25%, subject to a minimum rate of 9.5%.  The Revolver is subject to various financial covenants on a consolidated basis, including the following:  EBITDA, measured on a fiscal quarter-end basis, must not be less than the scheduled amount for each specified period; the debt service coverage ratio, measured quarterly, must be greater than the lesser of the scheduled amount for each specific period or 1.10:1.00; and the leverage ratio, measured quarterly, must not be greater than the scheduled amount for each specified period.  Additionally, the Revolver is subject to the borrowers not incurring capital expenditures (a) in excess of $1,000,000 for the fiscal year ending December 31, 2008, and (b) in excess of $1,500,000 in each fiscal year thereafter.  Funding of the Revolver is also contingent upon the borrowers not incurring capital expenditures in excess of $1,500,000 during the period commencing January 1, 2008 until all obligations owed with respect to the Term Loan C have been satisfied in full.

The Term Loans A and B bear interest at the Base Rate plus 4.25%, subject to a minimum rate of 12.5%, and require interest only payments in the first year, scheduled principal plus interest payments in years two and three, and a final balloon payment at the end of year three.  Term Loan C bears interest at the rate of 14% per annum.  Interest on the term loans is payable monthly.  The borrowers may make full or partial prepayment of the Term Loans provided that any such prepayment is accompanied by the applicable prepayment premium discussed below.

If the Lender terminates the credit facility during a default period or if we prepay the Revolver or the Term Loans prior to the scheduled maturity dates, then we are subject to penalties as follows: if the termination or prepayment occurs during the one year period after November 30, 2007, the penalty is equal to 3% of the outstanding principal balance of the Revolver and the Term Loans; if the termination or prepayment occurs during second year after November 30, 2007, the penalty is equal to 2% of the outstanding principal balance of the Revolver and the Term Loans.  The Revolver and the Term Loan B are subject to an unused line fee of 0.5% per annum, payable monthly, on any unused portion of the revolving credit facility and the loan, respectively.

To secure payment of the indebtedness of borrowers under the credit facility, the borrowers irrevocably pledged and assigned to, and granted to the Lender a continuing security interest in all the personal property of the borrowers including the borrowers’ interest in any deposit accounts, the stock of each of the borrowers’ subsidiaries, the intellectual property owned by each of the borrowers, and the proceeds of the intellectual property owned by each of the borrowers.  In an event of default, the Lender may, at its option, exercise any or all remedies available to it with respect to the collateral.  In addition, certain of the borrowers’ foreign subsidiaries have agreed to guaranty the borrowers’ performance under the credit facility.

Our Term Loan C, in the principal amount of $3 million, must be repaid by no later than February 15, 2009.  In order to facilitate the repayment of our Term Loan C, we have also agreed with our Lender to raise at least $5 million in net proceeds through either the sale of assets of EMRISE Corporation or any of our subsidiaries or through the sale of equity of EMRISE Corporation by no later than February 15, 2009.  We do not believe that our cash on hand and/or cash generated from operations will be sufficient to repay the Term Loan C at its stated maturity date.  Therefore, we expect to use all or a portion of the net proceeds from the sale of assets and/or equity to repay our Term Loan C.  If we elect to sell assets, the remaining proceeds from such sale after repayment of the Term Loan C, if any, must be used to repay a portion of the principal of Term Loan B pursuant to the terms of our credit facility, which requires that the cash proceeds from any voluntary or involuntary sale or disposition by us or any of our subsidiaries of property or assets (other than sales or dispositions of inventory or equipment in the ordinary course of business) in excess of $150,000 in any fiscal year must be used to repay the Term Loans.

Although we are currently evaluating a number of options to meet these various obligations under our credit facility, our preference is to sell non-core assets.  We believe that the sale of non-core assets will streamline operations, strengthen our focus on core growth and will help to reduce the debt and interest expense related to our recent acquisition of ACC.  By lowering our interest expense through reduced borrowings, we believe we can reduce our financial risk, provide a stronger balance sheet and achieve improved liquidity.  Given current market conditions and the trading price of our common stock, an equity raise could prove difficult to structure.  Even if we were successful in structuring an equity raise acceptable to us and our Lender, it would most likely result in substantial dilution to our stockholders.

If we are unable to repay our Term Loan C by February 15, 2009 and/or we are unsuccessful in raising $5 million through the sale of assets or equity by that same date, then we would be in default under the terms of our credit facility.  In the event of a default and continuation of a default, the Lender may limit future availability under our revolving line of credit and/or accelerate the payment of all principal balances and accrued interest requiring us to pay the entire indebtedness under our credit facility outstanding on that date.  Upon the occurrence and during the continuation of an event of default, the Lender may also elect to increase the interest rate applicable to the outstanding balance of the Term Loans A and B by four percentage points above the per annum interest rate that would otherwise be applicable and increase the rate applicable to the Term Loan C to a per annum interest rate of 24%.  Any of these conditions could have a material adverse effect on our operations and/or ability to conduct business after that date.

If we are successful in raising the $5 million in net proceeds through the sale of assets or equity prior to February 15, 2009, thereby satisfying our capital raise requirements under the credit facility and providing us with sufficient net proceeds to repay the Term Loan C, then we believe that current and future capital resources, revenues generated from operations and other existing sources of liquidity, including amounts available under the credit facility, will be adequate to meet our anticipated short term, working capital and capital expenditures needs for at least the next 12 months.  However, if we experience a significant loss of revenue or increase in costs, our cash flow could be negatively impacted resulting in a cash flow deficit which, in turn, may require us to obtain additional or alternate financing.  These potential financing needs could be met in the form of a revised debt structure with our Lender, new financing with another lender or lenders, the sale of certain assets to generate cash or the sale of additional equity to raise capital.  Our failure to secure additional or alternate financing, if needed, could have an adverse affect on our operations and/or ability to do business after that date or could restrict our growth, limit our development of new products, or hinder our ability to fulfill existing or future orders.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets and also requires expanded disclosure related to the determination of intangible asset useful lives. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact the adoption of FSP 142-3 will have on our consolidated financial statements.

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.                                                     CONTROLS AND PROCEDURES.

Not applicable.

ITEM 4T.                                             CONTROLS AND PROCEDURES.  [open for revisions]

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President Finance and Administration, our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Vice President Finance and Administration concluded as of September 30, 2008 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed immediately below.

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

Material Weaknesses and Related Remediation Initiatives

Set forth below is a summary of the various significant deficiencies which caused management to conclude that we had three material weaknesses.  Through the efforts of our Vice President Finance and Administration and our Audit Committee, we are currently in the process of remediating certain deficiencies as identified below and we are in process of developing specific action plans to remediate the remaining deficiencies which contribute to our material weaknesses discussed more fully below.  Based on current remediation efforts and ongoing formulation of action plans, we expect to remediate all of the following material weaknesses by June

30, 2009.  (1)   We did not effectively implement comprehensive entity-level internal controls, as evidenced by the following control deficiencies:

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

Remediation of Internal Control Deficiencies and Expenditures

The above material weaknesses did not result in adjustments to our consolidated financial statements as of September 30, 2008, however, it is reasonably possible that, if not remediated, one or more of the material weaknesses described above could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.

In addition to remediating and/or developing specific action plans to remediate each of the above material weaknesses, we are taking steps to unify the financial reporting of all of our divisions.  Accordingly, we are in the initial planning phase of implementing a centralized consolidation software package which we believe will facilitate this process and will assist in the remediation of many of the above listed deficiencies.

In addition, our audit committee has authorized the hiring of additional temporary staff and/or the use of financial and information technology consultants, as necessary, to ensure that we have the depth and experience to remediate the above listed material weaknesses, including the implementation and monitoring of the appropriate level of control procedures related to all of our manufacturing locations and our corporate offices.  The audit committee will also work directly with management and outside consultants, as necessary to ensure that board level deficiencies are addressed.  We are uncertain at this time of the costs to remediate all of the above listed material weaknesses, however, we anticipate the cost to be in the range of $200,000 to $400,000 (including the cost of the consolidation software described above), some of which we intend to incur in 2008, but most of which costs we expect to incur in 2009.  We cannot guarantee that the actual costs to remediate these deficiencies will not exceed this amount.

Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of September 30, 2008. Because the remedial actions require hiring of additional personnel, upgrading certain of our information technology systems, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weakness has been remediated.  We intend to continue to evaluate and strengthen our internal control over financial reporting systems. These efforts require significant time and resources.  If we are unable to establish adequate internal control over financial reporting systems, we may encounter difficulties in the audit or review of our financial statements by our independent registered public accounting firm, which in turn may have a material adverse effect on our ability to prepare financial statements in accordance with GAAP and to comply with our SEC reporting obligations.

Changes in Internal Control over Financial Reporting

We completed our acquisition of ACC on August 20, 2008.  Management considers this transaction material to our results of operations, cash flows and financial position from the date of the acquisition through September 30, 2008, and believes that the internal controls and procedures of ACC have a material effect on our internal controls over financial reporting.   We are currently in the process of incorporating the internal controls and procedures of ACC into our internal controls over financial reporting.

There has been no other change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.                                         RISK FACTORS.

In addition to the risks described in this report, including the additional risk factors set forth below, Item 1A of Part I of our Form 10-K for the year ended December 31, 2007 summarizes various material risks that investors should carefully consider before deciding to buy or maintain an investment in our common stock.  Any of these risks, if they actually occur, would likely harm our business, financial condition and results of operations and could cause the trading price of our common stock to decline.  Except as set forth below, there are no material changes to the risk factors set forth in the above-referenced report.

The crisis in the financial markets and sustained weakening of the economy could significantly impact our business and financial condition in ways that we currently cannot predict, and may further limit our ability to raise additional funds.

As widely reported, financial markets in the United States and the rest of the world have been experiencing extreme disruption recently, including, among other things, extreme volatility in security prices, as well as severely diminished liquidity and credit availability. As a result, our ability to access the capital or debt markets and to restructure debt, obtain additional debt, raise funds required for our operations or to meet our obligations under our credit facility may be severely restricted at a time when we would like, or need, to do so, which could have an adverse effect on our ability to meet our current and future funding requirements and on our flexibility to react to changing economic and business conditions. The current economic and market conditions, could also result in a decrease in the demand for our products. We are not able to predict the likely duration and severity of the current disruption in financial markets and adverse global economic conditions. However, if economic conditions continue to worsen, it is likely that these factors could result in a decline in our future profitability and prospects.

Under the terms of our credit facility, we are required to pay-off our Term Loan C in the principal amount of $3 million on February 15, 2009 and we are required to raise $5 million in net proceeds from the sale of assets or equity by that date.  If we are unsuccessful in paying off our Term Loan C and/or raising the required capital, we will be in default under the terms of our credit facility and the Lender would have certain rights, including accelerating all amounts owed by us under the credit facility to February 15, 2009.

If we fail to raise the $5 million in net proceeds from the sale of assets or equity prior to February 15, 2009 and/or fail to repay the Term Loan C, the Lender could elect to increase interest rates on the existing loans to the default rates discussed in the credit facility, limit our availability on the Revolver, or exercise any or all of its default rights pursuant to the credit facility, including accelerating the repayment of all borrowings under the credit facility to February 15, 2009.  Any or all of these conditions could have an adverse affect on our operations and/or ability to do business after that date, which may result in a significant loss of revenue, increase in costs, a decrease in our cash flow which could result in a cash flow deficit and may require us to obtain additional or alternate financing.  These potential financing needs could be met in the form of a revised debt structure with our Lender, new financing with another lender or lenders, the sale of certain assets to generate cash or the sale of additional equity to raise capital.  Our failure to secure additional or alternate financing or capital, if needed, could have an adverse affect on our operations and/or ability to do business after that date or could restrict our growth, limit our development of new products, or hinder our ability to fulfill existing or future orders.

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

EMRISE CORPORATION

Dated: November 14, 2008	By:	/S/ CARMINE T. OLIVA
Carmine T. Oliva,
Chief Executive Officer

Dated: November 14, 2008	By:	/S/ D. JOHN DONOVAN
D. John Donovan, Vice President Finance and Administration (principal financial and accounting officer)

INDEX TO EXHIBITS ATTACHED TO THIS REPORT

Number	Description
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Vice President Finance and Administration Pursuant to 18 U.S.C. Section 350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002