Form 10-K
period 2008-12-31
Emrise CORP
filed 2009-04-15
CIK 854852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 1-10346

EMRISE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	77-0226211
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9485 Haven Avenue, Suite 100, Rancho Cucamonga, California	91730
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (909) 987-9220

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0033 par value	NYSE Arca

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer (do not check if Smaller Reporting Company) ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting common equity held by nonaffiliates of the registrant, computed by reference to the $2.44 closing sale price of such stock on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $25,000,000.  The registrant has no non-voting common equity.

The number of shares outstanding of the Registrant’s common stock, $0.0033 par value, as of April 6, 2009 was 10,204,000.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed no later than April 30, 2009.

EMRISE CORPORATION

ANNUAL REPORT ON

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2008

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements or characterizations of historical fact, are forward-looking statements.  Examples of forward-looking statements include, but are not limited to, statements concerning projected net sales, costs and expenses and gross margins; our accounting estimates, assumptions and judgments; the demand for our products; the competitive nature of and anticipated growth in our industries; our ability to identify and consummate acquisitions and integrate their operations successfully; and our prospective needs for additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industries and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under “Risk Factors” in Item 1A of this Report. These forward-looking statements speak only as of the date of this Report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

PART I

Item 1.                       Business.

EMRISE Corporation (including our subsidiaries, referred to collectively in this Report as “EMRISE,” the “Company,” “we,” “us” or “our”) is a Delaware corporation that was formed in 1989.  Our principal executive offices are located at 9485 Haven Avenue, Suite 100, Rancho Cucamonga, California, 91730.  Our internet website address is www.emrise.com.  We do not intend our website address to be an active link or to otherwise incorporate by reference the contents of the website into this Report.  The public may read and copy any materials that we file with the United States Securities and Exchange Commission (“SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 am to 3:00 pm, or electronically through the SEC website (www.sec.gov).  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Within the Corporate Governance section of our website, we provide information concerning corporate governance, including our Board of Directors committee charters, Codes of Conduct and other information.

Recent Business Highlights

On August 20, 2008, EMRISE and its wholly owned subsidiary, EMRISE Electronics Corporation (“EEC”), completed the acquisition of all of the capital stock of Custom Components, Inc. (“CCI”) and, its subsidiary, Advanced Control Components, Inc. (“ACC”) based in Eatontown, New Jersey.  ACC is a supplier of high performance radio frequency (RF) and microwave devices and subsystems that for more than 26 years has been serving the military, aerospace, commercial and instrumentation markets.  We believe that the acquisition of ACC will strengthen our geographic presence, resources and new products to allow us to grow domestically and internationally and to increase sales to United States (U.S.) military and other government and commercial organizations.  For purposes of the Business and Industry Description provided below ACC is classified within the electronic devices business segment of EMRISE.

On March 20, 2009, EMRISE completed the sale of substantially all the assets of ECC’s Digitran division and all the capital stock of ECC’s Tokyo based wholly-owned subsidiary, XCEL Japan Ltd., which primarily acted as a sales office for the Digitran division in Japan and other countries in Asia, to Weymouth, MA-based Electro Switch Corp.  In this Report we refer to the businesses of the Digitran Division and XCEL Japan, Ltd. as the “Digitran Operations,” and we refer to the sale of the Digitran division and XCEL

Japan, Ltd. as the “Digitran Transaction.”  Our Digitran division, located in Rancho Cucamonga, CA, manufactured, marketed and sold electro-mechanical digital and new patented technology very low profileTM rotary switches for the worldwide aerospace, defense and industrial markets.  The Digitran division was classified within out electronic devices business segment and is included in the Business and Industry Description provided below.  The Digitran Transaction is a milestone in our previously announced strategy to divest non-core businesses and increase our focus on our core competencies.

Business and Industry Description

EMRISE designs, manufactures and markets proprietary electronic devices and communications equipment for aerospace, defense, industrial, and communications applications. We currently have operations in the U.S., England, and France.  We organize our business in two operating segments: electronic devices and communications equipment. In 2008, our electronic devices segment contributed approximately 75% of overall net sales while the communications segment contributed approximately 25% of overall net sales. Our subsidiaries within our electronic devices segment design, develop, manufacture and market electronic, RF and microwave devices for defense, aerospace and industrial markets.  Our subsidiaries within our communications equipment segment design, develop, manufacture and market network access equipment and network timing and synchronization products, for communications applications in defense, public and private networks and industrial markets.

Electronic Devices

Within our electronic devices segment we produce a range of power systems, RF and microwave devices.  The following is a description of the major product categories within this segment:

•                  Power Systems.  Our power systems product category is comprised of high and low voltage, high specification, high reliability custom and standard power conversion products designed for hostile environments.  These products are used predominately in the defense, commercial aerospace, industrial and communications markets.

•                  RF and Microwave Devices.  Our RF and microwave devices product category is comprised of microwave and RF devices, including switch matrices, frequency control products, limiters and detectors together with custom integrated assemblies and sub-systems. These products are used in applications which include communications, air traffic control, navigation and location equipment, radar and signal jamming devices, and weather radar, among others.

Prior to March 20, 2009, our electronic devices segment also included the Digitran Operations that were sold in connection with the Digitran Transaction.

The electronic devices segment is primarily “project” driven with the majority of revenues being derived from custom products with long life cycles and high barriers to entry.  The majority of manufacturing and testing is performed in-house or through sub-contract manufacturers.  Our electronic devices are used in a wide range of military airborne, seaborne and land-based systems, and in-flight entertainment systems, including the latest next generation in-flight entertainment and communications (“IFE&C”) systems — such as applications for mobile phone, e-mail and internet communications and real time, on-board satellite and broadcast TV — which are being installed in new commercial aircraft as well as being retrofitted into existing commercial aircraft.

The electronic device industry is comprised predominantly of military and commercial aerospace applications.  Large military programs, such as the Eurofighter Typhoon aircraft and other land and seaborne military platforms, are high revenue generating opportunities, but are few in number and often more likely to be affected by budgetary constraints.  As a result, we also focus on multiple smaller defense projects.

Communications Equipment

Within our communications equipment segment we produce a range of network access products and network timing and synchronization products, for public and private communications networks.  The following is a description of the major product categories within this segment:

•                  Network Access.  Our network access product category is comprised of a wide range of LAN/WAN interconnection equipment and systems over copper, fiber or wireless networks, covering various speeds as required by our customers.  We provide a combination of proprietary products and third party products to meet customer requirements.  Products are targeted to key markets such as the military, utilities, government administration, and point of sale and service providers primarily in Europe and North Africa.

•                  Timing and Synchronization. Our timing and synchronization product category is comprised of a range of timing products primarily for the outer edges of service provider networks, which we refer to as an “Edge Network”.  Products are targeted to key markets such as telephone companies, military, government administration, and utility companies, primarily in the U.S., but also, to a lessor extent, in Europe and North Africa.

The communications equipment segment is “end user product” based with a traditional cycle of internally funded development and marketing prior to selling via direct and indirect sales channels.  Manufacturing is primarily outsourced.  Our communications equipment is used in a broad range of applications for the military (defense and homeland security), utility companies and independent and national telecommunications carriers.

The communications equipment industry is extremely competitive, with the primary growth expected to be in Next Generation Network (“NGN”) applications.  The NGN merges the transmission of data, voice, video and other media onto a single network.  We believe that this will be the standard network infrastructure for the next 10 to 20 years.  As competition to deliver content over the NGN grows, so does the need for precise timing and synchronization.  To be competitive in this market, service providers must focus on performance.  We believe that quality of transmission will be a significant competitive differentiator.  Precise time synchronization is an essential component for the reliable transport and switching necessary to deliver smooth transmission of voice, video and data, as well as a new generation of services and applications that will emerge.  We are highly focused on this market.  Our latest generation timing and synchronization products provide significant cost, space saving and capacity advantages, particular for Edge Network applications, as well as providing the platform with which to address central office requirements.

Growth in our communication segment has been and is likely to continue to be impacted by the recent economic conditions as many of our communication products are deemed to be capital expenditures by our customers and many companies in this industry have publicly announced, plans to reduce capital expenditures and/or to defer significant purchases due to current economic conditions.  We continue to sell and ship products on a regular basis to most of our existing customers in this segment, but we have experienced a decline in new orders and we do not expect growth rates in 2009 to be as robust as we had expected.  When the economy does recover, we expect the communications equipment segment to benefit from an expected increase in customer needs to enhance and improve their networks and timing systems, especially in response to the proliferation of video traffic over public and private networks.

Business Strategy

We pursue a product and geographic diversification strategy, balancing the risks of each of our business segments. We accomplish this by operating international business units to maximize the return on our international presence in the U.S. and Europe and also by identifying markets where we have specific expertise. Our strategy is to increase revenue and earnings, while continuing to focus on refining our core businesses which are (i) electronic devices including RF and microwave devices and custom power supplies and (ii) communications equipment including network access systems and network timing and synchronization equipment.  In order to do so, EMRISE is implementing the following three-point growth strategy:

•                  Focus on the continued development of our core electronic devices business within the defense and commercial aerospace market through the introduction of new, unique and market leading products, the development of our existing customer base and the expansion of geographical markets.

•                  Focus on the development of an expanded range of synchronization and timing systems for the U.S. and international markets while supplementing our line of transmission and network access products with higher bandwidth technologies and building on our knowledge and experience of secure encryption to address new markets and broaden product application through added features.

•                  Expand through mergers and/or acquisitions which provide synergistic opportunities to leverage our existing product and customer base while at the same time selling or disposing of non-core businesses or product lines that are inconsistent with our higher growth core businesses.

Our overall business strategy is to provide high quality service to our customers, to provide timely products that solve the needs of our customers, and to promptly react to changes in the marketplace.  We believe that our relatively small size (as compared to many of our competitors), our relatively quick time from development to production, and our unique technology and product offerings provide us with a strategic advantage in this regard.  Additionally, we are focusing our product offerings within high growth markets such as high volume military programs, IFE&C, Edge Network communications timing and synchronization and other network access applications.  We have built a worldwide base of customers, including many of the Fortune 100 companies in North America and many similar companies in Europe and Asia, which conduct business in markets served by EMRISE.

We plan to continue to expand our military and defense business, which has formed a large and stable platform for our electronic devices business.  In particular, we plan to focus on high growth, high volume programs in the RF and microwave device areas, such as radar and signal jamming applications.  In addition, we plan to continue to seek opportunities for synergistic and accretive acquisitions.

We expect to continue to increase our sales in the IFE&C market.  This increase is expected to be driven by both new commercial aircraft being fitted with the latest IFE&C technology as well as by ongoing retrofitting of existing commercial aircraft with the newer IFE&C systems.  Virgin America, Delta and Continental, among others, now offer customers a wide range of in-flight entertainment features including movies, live satellite television, games, maps and a large selection of music through an interactive entertainment system at each seatback on the majority of long-haul domestic U.S. flights.  Most domestic and international carriers have announced plans to upgrade their fleets with some form of new IFE&C systems, including new features such as broadband, email and internet especially for long-haul domestic and/or international routes.

Growth rates in our Edge Network timing and synchronization product lines have been, and are likely to continue to be, negatively impacted by recent economic conditions.  We expect to continue to grow our presence within this market, although at a lower growth rate in 2009 than originally anticipated.  Growth in this market is being driven, in part, by the need to provide greater network security and redundancy in public and private communications networks, the increasing penetration of major cable companies into the local and long distance services market and by the proliferation of mobile phone video traffic requiring more accurate timing.  When the economy does recover, we expect our timing and synchronization product line to benefit from an increase in customer needs to enhance and improve the timing systems within their existing networks.

Customers

We sell our commercial and military electronic devices primarily to original equipment manufacturers (“OEMs”), including manufacturers of aerospace and defense systems and industrial instruments.  During 2008, our top five electronics devices customers in terms of revenues were Panasonic, Rockwell Collins, Inc., Selex Airborne Systems, ITT and Essential Components.  We sell our communications equipment to public, private and corporate telecommunications service providers and end users, including telephone companies, cable service providers, utility companies and numerous other communications service providers.  During 2008, our top five communications equipment customers, in terms of revenues, were Power & Telephone, Harris Corporation, Cherry & White and Siemens.

We have a well diversified customer base for both our electronic device products and our communications equipment products.  During 2008 and 2007, no customer accounted for 10% or more of our total net sales during those periods.

Sales, Marketing and Customer Support

We market and sell our products through our operating subsidiaries within both of our operating segments.  Our sales force consists primarily of engineers and technical professionals supplemented by a small direct sales force and, in some cases, a network of independent sales representatives or distributors.  Our sales professionals in each country within which we operate are highly knowledgeable about their respective markets, customer operations and strategies and regulatory environments.  We provide training and ongoing professional development and education to our employees, which we believe significantly enhances the ability of our sales and marketing staff to build long-standing customer relationships as they are more consultative in nature and can communicate back to us valuable input on systems and features that our customers desire in future products.

Our electronic devices products are sold through a combination of direct sales and third-party distributors.  We sell our electronic devices primarily to OEMs and system integrators in the military and commercial aerospace and industrial electronics industries.  We typically have long-term relationships with our customers within our electronic devices segment and projects and programs often span multiple years, with military programs sometimes in excess of 5 years.  We obtain revenues through long-term purchase orders and repeat business from our existing customers, by marketing subsystem assemblies that incorporate our own and third party products to our existing customers, and by entering new product markets, such as the IFE&C market, the signal jamming market for military applications and new geographic markets.

Military and defense customers generally require our products to be formally qualified for their application.  The total system will then typically undergo flight qualification or the equivalent on a land or sea based system.  A further development or prototyping phase may follow to meet additional requirements.  This can lead to lengthy development and approval cycles and very long prototype phases, sometimes spanning several years, prior to the product entering production.  As a result of these long development and approval cycles, the overall program is subject to external political and economic constraints over which we have little control and which makes sales forecasting difficult.  Further, delays associated with potential customers’ internal approval and contracting procedures, procurement practices may cause potential sales of our electronic devices products to be delayed or foregone.  After a customer has approved our product for purchase, there are considerable barriers to entry due to the need to re-qualify the application for any new prospective supplier. As a result, once qualified, our products typically enjoy a long production life.

Our communications equipment products are sold primarily through a combination of our local in-house sales force and third-party distributors.  We sell our communications equipment primarily to private network operations and to large communication service providers as well as resellers and value added resellers and, in Europe, to military customers.  Communications service providers generally commit significant resources to an evaluation of our and our competitors’ products and require each vendor to expend substantial time, effort and money educating them about the value of the vendor’s solutions and, in many cases, to qualify products for their networks.  Consequently, sales to this type of customer generally require an extensive sales effort throughout the prospective customer’s organization and final approval by an executive officer or other senior level employee.  The result is lengthy sales and approval cycles, which make sales forecasting difficult.  In addition, even after a customer has approved our product for purchase, future purchases are uncertain because while we generally enter into long-term supply agreements with our customers, these agreements do not require specific levels of purchases.

Delays associated with potential customers’ internal approval and contracting procedures, procurement practices, testing and acceptance processes are common and may cause potential sales of our communications products to be delayed or foregone.  As a result of these and related factors, the sales cycle of new products for large customers typically ranges from six to twelve months or more.  In addition, we have some distribution channels that generally are box stocking distributors with significant independent sales forces selling our products to final customers, integrators and other resellers on a regional and nationwide basis.  We perform periodic product applications training for our distributor and reseller workforce and funnel many of the leads we generate to the distribution channels for their follow-up and closure.

Competition

We believe that our competitive advantage is founded on the application of leading edge technology, the quality of our products, our ability to quickly address and adapt to individual customer requirements and to the overall marketplace, the strength of our distribution channels, and our compliance with government and industry standards.

The electronic devices market is highly fragmented and is comprised of a diverse group of OEMs.  Nonetheless, we believe that our significant experience in the industry and the customized nature of our products have acted and will continue to act as barriers to entry for potential competitors.  This is particularly true in the military and defense markets which have high barriers to entry after a product has been qualified.  Competition for development programs includes multinational and local engineering and manufacturing companies including customer in-house capabilities.  Competitors in this segment include Herely, Aeroflex, Cobham, Vicor and Interpoint, among others.  Our RF devices and power supplies are similarly positioned in the IFE&C markets.  Competitors in this market include Panasonic, Thales and a number of smaller niche specialists.

The communications equipment market is intensely competitive and subject to rapid technological change, evolving industry standards and regulatory developments.  Our principal competitors within this segment include Symmetricom, Frequency Electronics and Oscilloquartz for timing and synchronization products and RAD, Zhone/Paradyne, Adtran and Patton Electronics Corporation, among others, for other network access products.  The design of many of our network access products enables us to offer numerous product combinations to our customers and to serve both central site data communications needs and remote access sites on both the enterprise-wide and single location level.  We believe that this design flexibility helps us to excel at many of the above competitive factors by enabling us to offer quality products that meet and are adaptable to evolving customer requirements, technologies and government and industry standards.

Most of our competitors have greater sales, marketing, technological, research and financial resources than we do.  Our competitors’ advantage with regard to these resources may reduce our ability to obtain or maintain market share for our products in cases where our competitors are better able than we are to satisfy customer needs.

Backlog

At December 31, 2008, our backlog of firm, unshipped orders was approximately $34.7 million, up from $25.3 million a year ago, largely due to the additional backlog associated with ACC, which was not included in the prior year backlog amount.  This backlog was related approximately 97% to our electronic devices business, which tends to provide us with long lead-times for our manufacturing processes due to the custom nature of the products, and approximately 3% to our communications equipment business.  Of these backlog orders, we anticipate fulfilling approximately 75% of our electronic devices orders and 100% of our communications equipment orders in 2009.  However, we cannot provide assurance that we will be successful in fulfilling these orders in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

Warranties

Generally, our products carry a standard one-year, limited parts and labor warranty.  In certain circumstances, we provide a two-year limited parts and labor warranty.  We offer extended warranties beyond the standard one or two year warranty, as may be applicable, for an additional cost to our customers.  Products returned under warranty typically are tested and repaired or replaced at our option.  Historically, we have not experienced significant warranty costs or returns.  However, we cannot provide assurance that this will continue to be the case or that disputes over specifications, materials or workmanship will not arise in the future.

Product Development and Engineering

Our product development and engineering activities during 2008 and 2007 primarily related to new product development for network access and timing and synchronization products, our recently divested rotary switch product line, RF frequency control products and power conversion devices.  We expended $3.1 million in 2008 and $2.8 million in 2007 in conducting our product development and engineering activities.  The investments we are making in product development and engineering are designed to increase our range of product offerings to our customers, keep up with the technological and regulatory changes in our industry and anticipate and satisfy our customers’ preferences and requirements on existing and/or future anticipated orders.  We continually review and evaluate technological and regulatory changes that may affect our products and seek to offer products and capabilities that solve our customers’ operational challenges and improve their efficiency.

Manufacturing, Assembly and Quality Assurance

Our communications equipment including network access products and communication timing and synchronization products generally are assembled from outsourced subassemblies, with final assembly, configuration and quality testing typically performed in house.  We believe that outsourcing certain aspects of manufacturing, especially full assemblies, lowers our manufacturing costs, in particular our components and labor costs, provides us with more flexibility to scale our operations to meet changing demand, and allows us to focus our engineering resources on new product development and product enhancements.

We manufacture our electronic devices through a combination of in-house and external outsource manufacturing processes depending on the product, application and volume.  We maintain broad mechanical and electronic assembly capabilities such as fabrication, machining and surface mount technology, all of which are utilized to maintain our flexibility to produce small volume batch products and prototypes.  Many of the remaining portions of manufacturing, including assembly of our more standardized and/or large volume production orders is outsourced.  Although many of our electronic devices incorporate standard designs and specifications, products are nevertheless built to customer order.  This approach, which avoids the need to maintain a large finished goods inventory, is possible because of the custom nature of the products.  Our electronic devices segment produces products in one-piece to several hundred-piece batches, with a typical lead time between 6 and 30 weeks.  The lead-time is predominantly to source sub-component piece parts such as electronic components, mechanical components and services.  Typical build time is six to eight weeks from receipt of external components, but can, at times, extend to 26 weeks or more.

We operate five manufacturing and assembly facilities worldwide.  All of these operations, except the operations of our subsidiary, RO Associates (“RO”), are certified as ISO 9001 or 9002 compliant.  Our RO operations maintain a formally documented quality system.

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

Intellectual Property

We regard our software, hardware and manufacturing processes as proprietary and rely on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights.  We have historically secured U.S. and foreign patents for various products , primarily related to our former Digitran Operations, with the U.S. Patent and Trademark Office and in the European Union, Japan, Canada and Brazil, when we deemed it advantageous to do so.  We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford some limited protection.  The laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the U.S.  Our research and development and manufacturing process typically involves the use and development of a variety of forms of intellectual property and proprietary technology.  In addition, we incorporate technology and software that we license from third party sources into our products.  These licenses generally involve a one-time fee and no time limit, but in some cases may involve ongoing licensing fees or royalties based on future sales.  We believe that alternative technologies for this licensed technology are available both domestically and internationally and we intend to expand these licensing opportunities in the future.  In addition, we believe that some opportunities may exist to license our own technology or products to other parties in the future.  We intend to pursue these opportunities to the extent they benefit us.

We may receive, in the future, notices from holders of patents that raise issues as to possible infringement by our products.  Questions of infringement and the validity of patents in the fields of communications and information technology involve highly technical and subjective analyses.  These kinds of proceedings are time consuming and expensive to defend or resolve, result in substantial diversion of management resources, cause product shipment delays or could force us to enter into royalty or license agreements rather than dispute the merits of the proceeding initiated against us.  At this time, we are not aware of any infringement notices.

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

Employees

As of April 6, 2009, we employed approximately 360 persons in our various divisions and subsidiaries.  None of our employees are represented by labor unions, and there have not been any work stoppages at any of our facilities.  We believe that our relationship with our employees is good.

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

Risks Related to Our Business

We incurred a net loss in 2008 and 2007 and may incur losses in the future. If we continue to incur losses, we will experience negative cash flow, which may hamper our operations, may prevent us from expanding our business and may cause our stock price to decline.

We incurred a $7.4 million net loss for 2008, including a write off of intangible and goodwill assets of $6.6 million, and a $1.9 million net loss for 2007. We expect to rely on cash on hand, cash generated from our operations and existing and future financing activities to fund the cash requirements of our business. If our net losses continue, we will experience negative cash flow, which may hamper current operations and may prevent us from expanding our business. We may be unable to attain, sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve, sustain or increase profitability, our stock price may decline.

The current global financial crisis and uncertainty in global economic conditions may have significant negative effects on our customers and our suppliers and may therefore affect our business, results of operations, and financial condition.

The current global financial crisis - which has included, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and/or fluctuations in equity and currency values worldwide, and concerns that the worldwide economy may enter into a prolonged recessionary period - may have a significant negative effect on our business and operating results.  The potential effects of the current global financial crisis are difficult to forecast and mitigate. As a consequence, our operating results for a particular period are difficult to predict, and, therefore, prior results are not necessarily indicative of results to be expected in future periods.

The current economic crisis may affect our direct and indirect customers’ access to capital or willingness to spend capital on our products, and/or their levels of cash liquidity with which or willingness to pay for products that they will order or have already ordered from us.  The effect of the current economic conditions on our customers may therefore lead to decreased demand, including order delays or cancellations, which in turn may result in lower revenue and adversely affect our business, results of operations and financial condition.

Likewise, the current global financial crisis may negatively affect our suppliers’ access to capital and liquidity with which to maintain their inventories and production levels and could cause them to raise prices or lower production levels, or result in their ceasing operations.  The challenges that our suppliers’ may face in selling their products or otherwise in operating their businesses may lead to our inability to obtain the materials we use to manufacture our products. These actions could cause reductions in our revenue, increased price competition and increased operating costs, which could adversely affect our business, results of operations and financial condition.

The current global financial crisis and uncertainty in global economic conditions may have significant negative effects on our access to credit and our ability to raise capital. In addition, if our existing credit facility is terminated in 2009 we would incur significant cash and non-cash expenses relating to such termination.

If the current global financial crisis adversely affects our lender, our lender may not have the ability to provide us with access to the funds available under our credit facility, resulting in our access to cash and our ability to operate our business being negatively affected.  Additionally, the financial market disruption may make it difficult for us to raise additional capital or obtain additional credit, when needed, on acceptable terms or at all.  If our existing credit facility is terminated in 2009 for any reason we would incur cash and non-cash expenses in connection with such termination including early termination fees and a write off of all unamortized debt acquisition costs and unamortized debt discount.

The current global financial crisis and uncertainty in global economic conditions could prevent us from accurately forecasting demand for our products which could adversely affect our operating results or market share.

The current market instability makes it increasingly difficult for us, our customers and our suppliers to accurately forecast future product demand trends, particularly in our communications equipment segment.  If, as a result, we produce excess products our inventory carrying costs will increase and result in obsolete inventory.  Alternatively, due to the forecasting difficulty caused by the unstable economic conditions, we may be unable to satisfy demand for our products which may in turn result in a loss of market share.

The current global financial crisis and uncertainty in global economic conditions increase the risk that we could suffer unrecoverable losses on our customers’ accounts receivable which would adversely affect our financial results.

We finance a portion of our sales through trade credit. While we perform ongoing credit evaluations of our customers’ financial condition, we could suffer significant losses if our customers are unable or unwilling to pay us. As global economic conditions worsen, there is an increasing risk of significant losses of accounts receivable that may have a negative impact on our financial results.

The new federal administration may reduce and/or redirect certain defense and aerospace programs, which could adversely affect our business.

We sell our commercial and military electronic devices primarily to OEMs, including manufacturers of aerospace and defense systems and industrial instruments.  In January 2009, a new federal administration took office, and it is widely expected that the new administration may reduce and/or redirect defense spending.  If defense spending is reduced or redirected, it may affect our current contracts as well as our ability to procurer additional defense contracts, which could have a negative effect on our business, results of operations and financial condition.

We have a significant amount of debt outstanding under our credit facility with our senior lender which could have negative consequences for us.  In the event of a default under our credit facility, our lender may limit future availability under our revolving line of credit and/or may accelerate payment of all principal balances under this facility. Any of these conditions could have a material adverse effect on our operation and /or our ability to conduct business after that date.

We currently use a significant portion of our operating income for debt service. Our leverage could make us vulnerable to an increase in interest rates or a downturn in the operating performance of our business or a decline in general economic conditions. We have approximately $13.1 million in secured debt outstanding as of April 6, 2009.

This amount of indebtedness could have negative consequences for us, including:

•      limitations on our ability to obtain financing in the future;

•      much of our cash flow will be dedicated to debt service obligations and unavailable for other purposes;

•      this level of indebtedness may limit our flexibility to deal with changing economic, business and competitive conditions; and

•      this level of indebtedness could make us more vulnerable to an increase in interest rates, a downturn in our operating performance or decline in general economic conditions.

In addition, failure to comply with the covenants in the agreements governing the terms of our credit facility could result in an event of default.  In the event of a default and continuation of a default, our lender may limit future availability under our revolving line of credit and/or accelerate the payment of all principal balances and accrued interest requiring us to pay the entire indebtedness under our credit facility outstanding on that date.  Upon the occurrence and during the continuation of an event of default, our lender may also elect to increase the interest rate applicable to the outstanding balance of our term loans by four percentage points above the per annum interest rate that would otherwise be applicable.  Any of these conditions could have a material adverse effect on our operations and/or ability to conduct business after that date.

The agent of our lender and its president are the subject of a recent article in the Wall Street Journal which, among other things, raises issues surrounding the business practices of the president of our lender’s agent which, in turn, may have an effect on our lender’s ability to continue to provide us with debt financing.

On April 15, 2009, the Wall Street Journal published an article which, among other things, raises issues surrounding the business practices of the president of our lender’s agent.  The statements made in the article, whether or not true, may have an effect on our lender’s ability to continue to provide us funds under our revolving line of credit.  Such an event would have a material adverse effect on our operations and/or our ability to conduct business in the future.

Our lack of long-term purchase orders or commitments may adversely affect our business if demand is reduced.

During 2008, the sale of electronic devices accounted for approximately 75% of our total net sales, and the sale of communications equipment and related services accounted for approximately 25% of our total net sales.  In some cases we have long-term contracts with our electronic devices and communications equipment customers that cover the general terms and conditions of our relationships with them and can include long-term purchase orders or commitments.  However, typically our customers issue purchase orders requesting the quantities of products they desire to purchase from us, and if we are able and willing to fill those orders, then we fill them under the terms of the contracts.  Accordingly, we cannot rely on long-term purchase orders or commitments to protect us from the negative financial effects of reduced demand for our products that could result from a general economic downturn, from changes in the electronic devices and communications equipment industries, including the entry of new competitors into these markets, from the introduction by others of new or improved technology, from an unanticipated shift in the needs of our customers, or from other causes.

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

We have identified the following three material weaknesses in our internal control over financial reporting:  (i) we did not effectively implement comprehensive entity-level internal controls, (ii) we did not maintain effective controls over changes to critical financial reporting applications and over security access to these applications and related data, and (iii) we did not maintain a sufficient level of information technology personnel to execute general computing controls over our information technology structure. See “Item 9A(T) Controls and Procedures.”

Our management, including our Chief Executive Officer and Vice President Finance and Administration, does not expect that our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

The cyclical nature of the communications equipment business due to the budgetary cycle of telephone companies has had and will likely continue to have, for the foreseeable future, an effect on our quarterly operating results.  Telephone companies generally obtain approval for their annual budgets during the first quarter of each calendar year.  If a telephone company’s annual budget is not approved early in the calendar year or is insufficient to cover its desired purchases for the entire calendar year, we are unable to sell products to the telephone company during the period of the delay or shortfall.  In addition, these budgets historically tend to vary significantly year by year depending on a variety of factors, including overall economic conditions.  A significant reduction in any one customer’s or group of customer’s budgets could severely reduce our overall sales, profits and cash flows in the future.

Our electronic devices sales are often made in conjunction with military contracts.  The timing of required deliveries under these contracts can be delayed based on issues related to the overall military contract, which can cause delays in our shipment schedules, revenue recognition, profits and cash flows.

Quarter-to-quarter fluctuations may also result from the uneven pace of technological innovation, the development of products responding to these technological innovations by us and our competitors, our customers’ acceptance of these products and innovations, the varied degree of price, product and technological competition and our customers’ and competitors’ responses to these changes.

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

Sales of some of our products depend upon potential customers’ internal approval and contracting procedures, procurement practices, and testing and acceptance processes, all of which involve require a significant amount of time.  As a result of these and related factors, the sales cycle of many of our products, especially for large customers, typically ranges from six to twelve months or more.  Lengthy sales cycles subject us to risks of delays, foregone orders and fluctuations in operating results.

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

Our success is highly dependent upon the continued services of key members of our management, including Carmine T. Oliva, our Chairman of the Board, President, and Chief Executive Officer, Graham Jefferies, our Executive Vice President and Chief Operating Officer and John Donovan, our Vice President Finance and Administration.  Mr. Oliva co-founded EEC and has developed personal contacts and other skills that we rely upon in connection with our financing, acquisition and general business strategies.

Mr. Jefferies is a long-time employee of EMRISE who we have relied upon in connection with our acquisitions in England and who fulfills significant operational responsibilities in connection with our foreign and domestic operations.  Mr. Donovan provides us with extensive experience in financial reporting and compliance matters.  The loss of Mr. Oliva, Mr. Jefferies or Mr. Donovan, or one or more other key members of management could adversely affect us.  Although we have entered into employment agreements with each of our executive officers, those agreements do not guarantee continued employment of these individuals.  We maintain key-man life insurance on Mr. Oliva and Mr. Jefferies.  However, we cannot provide any assurance that we will be able to maintain this insurance in effect or that the coverage will be sufficient to compensate us for the loss of the services of Mr. Oliva or Mr. Jefferies.

Our results of operations could be adversely affected as a result of impairments of goodwill and other intangible assets which may cause the price of our common stock to fluctuate or decline.

When we acquire a business, we assign estimated values to certain intangible assets and we also record an asset called “goodwill” equal to the excess amount we pay for the business, including liabilities assumed, over the fair value of the tangible and intangible assets of the business we acquire. For example, in connection with the acquisition of ACC and CCI, we recorded approximately $4.1 million in goodwill and $4.8 million of intangible assets based on the application of purchase accounting.  Statement of Financial Accounting Standards (“SFAS”) No. 142 provides that goodwill and other intangible assets that have indefinite useful lives not be amortized, but instead be tested at least annually for impairment, and intangible assets that have finite useful lives continue to be amortized over their useful lives. SFAS No. 142 provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment. SFAS No. 142 requires management to make certain estimates and assumptions when allocating goodwill to reporting units and determining the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, investment rates, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Absent any impairment indicators, we perform our impairment tests annually during the fourth quarter. As part of our 2008 annual test for impairments to goodwill and other intangible assets, we recorded a non-cash charge for the impairment of goodwill and indefinite lived intangible assets of $6.6 million in the fourth quarter of 2008, which reflects the write down of substantially all of the carrying value of the goodwill and other intangible assets for our communications equipment segment. Any future impairments, including impairments of the goodwill or intangible assets recorded in connection with the acquisition of ACC and CCI, or any other acquisition we may make in the future, would negatively impact our results of operations for the period in which the impairment is recognized which, in turn, may cause our stock price to fluctuate or decline.

Our acquisition strategy may result in unanticipated accounting charges or otherwise adversely affect our results of operations, and result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of acquired companies or businesses, or be dilutive to existing shareholders.

A key element of our business strategy involves expansion through the acquisition of businesses, assets, products or technologies that allow us to complement our existing product offerings or expand our market coverage. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets.

Acquisitions may require significant capital infusions, typically entail many risks, and could result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of acquired companies or businesses. We have in the past and may in the future experience delays in the timing and successful integration of an acquired company’s technologies and product development through volume production, unanticipated costs and expenditures, changing relationships with customers, suppliers and strategic partners, or contractual, intellectual property or employment issues. In addition, key personnel of an acquired company may decide not to work for us.

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

Acquisitions or asset purchases made entirely or partially for cash may reduce our cash reserves.  Depending on the circumstances, we may seek to obtain additional cash to fund an acquisition by selling equity or debt securities. Any issuance of equity or convertible debt securities may be dilutive to our existing stockholders. In addition, the equity or debt securities that we may issue could have rights, preferences or privileges senior to those of our common stock.

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

International sales accounted for 62.0% and 56.7% of our net sales in 2008 and 2007, respectively. We undertake various sales and marketing activities through our facilities in England, France and Japan.  We intend to continue to expand our international business activities. Heightened security from terrorist attacks in the U.S. and abroad and the increasing risk of extended international military conflicts may adversely impact our international sales and could make our international operations more expensive. International operations are subject to many other inherent risks, including but not limited to:

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

As of December 31, 2008, we had $34.7 million in backlog orders for our products, which amount includes $1.5 million of backlog related to our prior Digitran Operations.  Backlog orders represent revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress.  Our backlog orders are due, in large part, to the long lead-times associated with our electronic device products, which products generally are custom built to order.  We cannot provide assurance that we will be successful in fulfilling orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.  Factors that could affect our ability to fulfill backlog orders include difficulty we may experience in obtaining raw materials or sub-assemblies from suppliers, whether due to obsolescence, production difficulties on the part of suppliers or other causes, or customer-induced delays and product holds.  Our anticipated results of operations and cash flows will suffer to the extent we are unable to fulfill backlog orders within the timeframes we establish, particularly if delays in fulfilling backlog orders cause our customers to reduce or cancel their orders.

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

Our subsidiaries in England and France prepare their financial statements in the relevant local foreign currency.  In order to be included in our consolidated financial statements, the balance sheets are converted, at the then current exchange rate, into U.S. dollars, and the statements of operations are converted using weighted average exchange rates for the applicable period.  Accordingly, fluctuations of the foreign currencies relative to the U.S. dollar could affect our consolidated financial statements.  Our exposure to fluctuations in currency exchange rates has increased as a result of the growth of our international subsidiaries.  Sales of our products and services to customers located outside of the U.S. accounted for approximately 62.0% and 56.7% of our net sales for 2008 and 2007, respectively.  We use derivatives to manage foreign currency rate risk for certain sales shipped from England.  Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature.  Net foreign exchange translation gains and losses included in other income and expense in our consolidated statements of operations resulted in a $269,000 loss for 2008 and a $83,000 gain for 2007.

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

The market prices of securities of technology-based companies have been and will likely continue to be highly volatile.  The market price of our common stock has fluctuated significantly in the past.  During 2008, the high and low closing sale prices of a share of our common stock were $3.41 and $1.05, respectively, which amount reflects a 1 for 3.75 reverse split of our common stock that we completed in November 2008.  Our stock price since the reverse split has exhibited such volatility and may continue to do in the future.  In addition, market price of our common stock may continue to fluctuate in response to the following factors, many of which are beyond our control:

•                  changes in market valuations of similar companies and stock market price and volume fluctuations generally;

•                  general global economic weakness;

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

•                  third parties’ infringement of our intellectual property rights;

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

The price at which you purchase shares of common stock may not be indicative of the price of our stock that will prevail in the trading market.  You may be unable to sell your shares of common stock at or above your purchase price, which may result in substantial losses to you.  Moreover, in the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities.  We may in the future be the target of similar litigation.  Securities litigation could result in substantial costs and divert management’s attention and resources and could have a significant impact on profitability, future cash flows and stock price.

Future sales of shares of our common stock by our stockholders could cause our stock price to decline.

We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of common stock for sale will have on the market price prevailing from time to time.  As of April 6, 2009, we had outstanding 10.2 million shares of common stock and options and warrants to purchase an aggregate of 2.5 million shares of common stock.  A substantial number of these shares are eligible for public resale.  Sales of shares of our common stock in the public market, or the perception that those sales may occur, could cause the trading price of our common stock to decrease or to be lower than it might be in the absence of those sales or perceptions.

Item 1B.              Unresolved Staff Comments.

None.

Item 2.                       Properties.

As of April 6, 2009, we leased or owned approximately 153,000 square feet of administrative, engineering, production, storage and shipping space.  All of this space was leased from third parties other than our facility located in Abondant, France, which is owned by us.  The following table represents the Company’s leased properties as of April 6, 2009:

Business Unit	Location	Segment	Use	Approximate Size

EMRISE Corporation	Rancho Cucamonga, CA, U.S.	corporate headquarters	Administration	5,400 sq. feet

Advanced Control Components, Inc.	Eatontown, NJ, U.S.	electronic devices	Administration, Engineering and Manufacturing	30,000sq. feet

EMRISE Electronics Corporation (Circuits Division)	Monrovia, CA, U.S.	electronic devices	Administration, Engineering and Manufacturing	10,500 sq. feet

XCEL Power Systems, Ltd. and EMRISE Electronics Ltd.	Ashford, Kent, England	electronic devices	Administration, Engineering and Manufacturing	28,000 sq. feet

CXR Larus Corporation and RO Associates	San Jose, CA, U.S.	electronic devices and communications equipment	Administration, Engineering, Manufacturing and Testing	30,000 sq. feet

Pascall Electronics Limited	Ryde, Isle of Wight, England	electronic devices	Administration, Engineering and Manufacturing	35,000 sq. feet

CXR Anderson Jacobson	Antony, France	communications equipment	Administration	753 sq. feet

We believe that these facilities are suitable for the purposes for which we use them.  We believe that we have sufficient facilities to conduct and grow our operations during 2009.  However, we will continue to evaluate the purchase or lease of additional properties, as our business requires.

Item 3.                       Legal Proceedings.

We are not a party to any material pending legal proceedings.

Item 4.                       Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5.                       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price and Holders

Our common stock has traded on NYSE Arca since March 8, 2006, under the symbol “ERI.”  On November 19, 2008, we completed a 1 for 3.75 reverse split of our common stock.  The table below shows, for each fiscal quarter presented, the high and low closing prices on NYSE Arca for shares of our common stock.  The prices for periods prior to November 19, 2008 have been retroactively restated as if the reverse stock split had occurred as of January 1, 2007.  The prices shown reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	High	Low
Year ended December 31, 2008
First	$3.41	$1.73
Second	$3.04	$1.76
Third	$2.29	$1.35
Fourth	$2.50	$1.05

Year ended December 31, 2007
First	$4.91	$3.98
Second	$4.69	$4.05
Third	$4.61	$3.11
Fourth	$3.45	$2.29

As of April 6, 2009, we had outstanding 10,204,079 shares of common stock outstanding held of record by approximately 3,000 stockholders.  These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners.  On April 6, 2009, the closing sale price of our common stock on NYSE Arca was $1.45 per share.

Dividend Policy

We have not declared or paid any cash dividends on our capital stock in the past, and we do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future.  We will pay dividends on our common stock only if and when declared by our board of directors.  Our board of directors’ ability to declare a dividend is subject to restrictions imposed by Delaware law and by our lender, GVEC Resource IV, Inc.  In determining whether to declare dividends, the board of directors will consider these restrictions as well as our financial condition, results of operations, working capital requirements, future prospects and other factors it considers relevant.

Recent Sales of Unregistered Securities

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2008.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	2,493,444	(1)	$3.47	8,544,302	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	2,493,444			8,544,302

(1)               Represents shares of common stock underlying options that are outstanding under our 1993 Stock Option Plan, our Employee Stock and Stock Option Plan, our 1997 Stock Incentive Plan, our Amended and Restated 2000 Stock Option Plan and our 2007 Stock Incentive Plan. The material features of these plans are described in Note 11 to our consolidated financial statements for the years ended December 31, 2008 and 2007.

(2)               Represents shares of common stock available for issuance under options that may be issued under our Amended and Restated 2000 Stock Option Plan and our 2007 Stock Incentive Plan.

Item 6.                       Selected Financial Data.

Not applicable.

Item 7.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

•                  the impact of current and/or future economic conditions, including but not limited to the overall condition of the stock market, the overall credit market, political, economic and/or other constraints which are or may negatively impact the industries in which we participate and/or the ability for us to market the products which we sell; and

•                  our ability to successfully compete against competitors that in many cases are larger than us, have access to significantly more working capital than us and have significant resources in comparison to us.

We do not undertake to update, revise or correct any forward-looking statements.

Any of the factors described above or in the “Risk Factors” section above could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

Recent Transactions

On August 20, 2008, EMRISE and EEC completed the acquisition of all of the capital stock of CCI and, its subsidiary, ACC.  ACC, based in Eatontown, New Jersey, is a supplier of high performance RF and microwave devices and subsystems that for more than 26 years has been serving the military, aerospace, commercial and instrumentation markets.  We believe that the acquisition of ACC will strengthen our geographic presence, resources and new products to allow us to grow domestically and internationally and to increase sales to U.S. military and other government and commercial organizations.  ACC operates within the electronic devices business segment of EMRISE.  The results of operations of ACC since August 20, 2008 are included in our Consolidated Statement of Operations for the year ended December 31, 2008.

On March 20, 2009, EMRISE completed the sale of substantially all the assets of ECC’s Digitran division and all the capital stock of ECC’s wholly-owned subsidiary, XCEL Japan Ltd., which primarily acted as a sales office for the Digitran division, to Weymouth, MA-based Electro Switch Corp.  In this report we refer to the businesses of the Digitran Division and XCEL Japan, Ltd. as the “Digitran Operations,” and we refer to the sale of the Digitran division and XCEL Japan, Ltd. as the “Digitran Transaction.”  Within our Digitran division we manufactured, marketed and sold electro-mechanical digital and new patented technology very low profileTM rotary switches for the worldwide aerospace, defense and industrial markets.  Tokyo-based XCEL Japan Ltd. primarily sold Digitran’s switch product lines in Japan and other countries in Asia. These businesses were part of our electronic devices business segment.  The Digitran Transaction is a milestone in ‘our previously announced strategy to divest non-core businesses and increase our focus on our core competencies. For purposes of the following discussion and analysis, the Digitran Operations have been classified within the electronic devices business segment of EMRISE.  Because the Digitran Transaction occurred after December 31, 2008, the full year results of the Digitran Operations are included in our Consolidated Statement of Operations for the year ended December 31, 2008 and the Digitran Operations are reflected in our Consolidated Balance Sheet, Consolidated Statement of Stockholders’ Equity and Consolidated Statement of Cash Flows as of December 31, 2008.

Business Description

EMRISE designs, manufactures and markets proprietary electronic devices and communications equipment for aerospace, defense, industrial, and communications applications. We have operations in the U.S., England, and France.  We organize our business in two operating segments: electronic devices and communications equipment. In 2008, our electronic devices segment contributed approximately 75% of overall net sales while the communications segment contributed approximately 25% of overall net sales. Our subsidiaries within our electronic devices segment design, develop, manufacture and market electronic, RF and microwave devices for defense, aerospace and industrial markets.  Our subsidiaries within our communications equipment segment design, develop, manufacture and market network access equipment and network timing and synchronization products, for communications applications in defense, public and private networks and industrial markets.

Within our electronic devices segment, we produce a range of power systems, RF and microwave devices.  This segment is primarily “project” driven with the majority of revenues being derived from custom products with long life cycles and high barriers to entry.  The majority of manufacturing and testing is performed in-house or through sub-contract manufacturers.  Our electronic devices are used in a wide range of military airborne, seaborne and land-based systems, and in-flight entertainment systems, including the latest next generation IFE&C systems – such as applications for mobile phone, e-mail and internet communications and real time, on-board satellite and broadcast TV – which are being installed in new commercial aircraft as well as being retrofitted into existing commercial aircraft.

 Within our communications equipment segment, we produce a range of network access products, including network timing and synchronization products, for public and private communications networks.  This segment is “end user product” based with a traditional cycle of internally funded development and marketing prior to selling via direct and indirect sales channels.  Manufacturing is primarily outsourced.  Our communications equipment is used in a broad range of applications for military (defense and homeland security), utility companies and independent and national telecommunications carriers.

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

We recognize revenues from domestic sales of our electronic devices and communications equipment at the point of shipment of those products.  An estimate of warranty cost is recorded at the time the revenue is recognized.  Product returns are infrequent and require prior authorization because our sales are final and we quality test our products prior to shipment to ensure the products meet the specifications of the binding purchase orders under which those products are shipped. Normally, when a customer requests and receives authorization to return a product, the request is accompanied by a purchase order for a repair or for a replacement product.

Revenue recognition for products and services provided by ACC and our subsidiaries in England depends upon the type of contract involved.  Engineering/design services contracts generally entail design and production of a prototype over a term of up to several years, with revenue deferred until each milestone defined in the contract is reached.  Production contracts provide for a specific quantity of products to be produced over a specific period of time.  Customers issue binding purchase orders or enter into binding agreements for the products to be produced.  We recognize revenues on these orders as the products are shipped.  Returns are infrequent and permitted only with prior authorization because these products are custom made to order based on binding purchase orders and are quality tested prior to shipment.  An estimate of warranty cost is recorded at the time revenue is recognized.

We recognize revenues for products sold by our subsidiary in France at the point of shipment.  Customer discounts are included in the product price list provided to the customer.  Returns are infrequent and permitted only with prior authorization because these products are shipped based on binding purchase orders and are quality tested prior to shipment.  An estimate of warranty cost is recorded at the time revenue is recognized.

Revenues from services such as repairs and modifications are recognized when the service is completed and invoiced.  For repairs that involve shipment of a repaired product, we recognize repair revenues when the product is shipped back to the customer. Service revenues contribute less than 5% of total revenue and, therefore, are considered to be immaterial to overall financial results.

Product Warranty Liabilities

Generally, our products carry a standard one-year, limited parts and labor warranty.  In certain circumstances, we provide a two-year limited parts and labor warranty.  We offer extended warranties beyond two years for an additional cost to our customers.  Products returned under warranty typically are tested and repaired or replaced at our option.  Historically, we have not experienced significant warranty costs or returns.

We record a liability for estimated costs that we expect to incur under our basic limited warranties when product revenue is recognized.  Factors affecting our warranty liability include the number of units sold, the types of products involved, historical and anticipated rates of claim and historical and anticipated costs per claim.  We periodically assess the adequacy of our warranty liability accrual based on changes in these factors.

Inventory Valuation

Our finished goods electronic devices inventories generally are built to order.  Our communications equipment inventories generally are built to forecast, which requires us to produce a larger amount of finished goods in our communications equipment business so that our customers can be served promptly.  Our products consist of numerous electronic and other materials, which necessitate that we exercise detailed inventory management.  We value our inventory at the lower of the actual cost to purchase or manufacture the inventory (first-in, first-out) or the current estimated market value of the inventory (net realizable value). We perform cycle counts of inventories using an ABC inventory methodology, which groups inventory items into prioritized cycle counting categories, or we conduct physical inventories at least once a year.  We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next 12 to 24 months. Additionally, to determine inventory write-down provisions, we review product line inventory levels and individual items as necessary and periodically review assumptions about forecasted demand and market conditions.  Any inventory that we determine to be obsolete, either in connection with the physical count or at other times of observation, are reserved for and subsequently written-off.  As of December 31, 2008, our total inventory reserves amounted to $5.6 million of which $4.0 million, or 21.0% of total inventory, related to our electronic devices segment and $1.6 million, or 8% of total inventory, related to our communications equipment segment.

The electronic devices and communications equipment industries are characterized by rapid technological change, frequent new product development, and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Also, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

Foreign Currency Translation

We have foreign subsidiaries that together accounted for approximately 62.0% and 73.2% of our net revenues, 32.7% and 39.5% of our assets and 22.7% and 37.0% of our total liabilities as of and for the years ended December 31, 2008 and 2007, respectively.  In preparing our consolidated financial statements, we are required to translate the financial statements of our foreign subsidiaries from the functional currencies in which they keep their accounting records into U.S. dollars. This process results in exchange gains and losses which, under relevant accounting guidance, are included either within our statement of operations under the caption “other income (expense)” or as a separate part of our net equity under the caption “accumulated other comprehensive income (loss).”

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

Based on our assessment of the factors discussed above, we consider the functional currency of each of our international subsidiaries to be each subsidiary’s local currency. Accordingly, we had cumulative translation losses of $2.8 million and gains of $1.1 million that were included as part of accumulated other comprehensive income (loss) within our balance sheets at December 31, 2008 and December 31, 2007, respectively. During the year ended December 31, 2008 and 2007, we included translation losses of $3.9 million and gains of $0.4 million, respectively, under accumulated other comprehensive income.

The magnitude of these gains or losses depends upon movements in the exchange rates of the foreign currencies in which we transact business as compared to the value of the U.S. dollar. During 2008, these currencies include the euro, the British pound sterling and, to a lesser extent, the Japanese yen. Any future translation gains or losses could be significantly higher or lower than those we recorded for these periods.

A 2.5 million British pound sterling loan payable from one of our subsidiaries in England to EMRISE was outstanding as of December 31, 2008 ($3.6 million based on the exchange rate at December 31, 2008).  Exchange rate losses and gains on the long-term portion of this loan are recorded in cumulative translation gains or losses in the equity section of the balance sheet.

Intangibles, Including Goodwill

We periodically evaluate our intangibles, including goodwill, for potential impairment. Our judgments regarding the existence of impairment are based on many factors including market conditions and operational performance of our acquired businesses.

In assessing potential impairment of goodwill, we consider these factors as well as forecasted financial performance of the acquired businesses.  If forecasts are not met, we may have to record additional impairment charges not previously recognized. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of those respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets that were not previously recorded.  If that were the case, we would have to record an expense in order to reduce the carrying value of our goodwill.  Under SFAS No. 142, “Goodwill and Other Intangible Assets”, we are required to analyze our goodwill for impairment issues at least annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  At December 31, 2008, our reported goodwill totaled $9.7 million.  During the year ended December 31, 2008, we recorded a non-cash impairment loss related to goodwill and other intangible assets of $6.6 million, which is reflected as a component of operations in the accompanying Consolidated Statement of Operations.  In assessing the potential impairment of goodwill, we consider forecasted financial performance of the acquired businesses to determine the fair value of the respective assets. Due to a decline in the forecasted financial performance of our communications segment, the estimated fair market value of that segment’s intangible assets declined as compared to the carrying value of such assets on our balance sheet.  As a result, the impairment charge reflects the write down of substantially all of the carrying value of the goodwill and other intangible assets for our communications segment.

Overview

The majority of our products are customized to the unique specifications of our customers and are subject to variable timing of delivery.  Shipments of products can be accelerated or delayed due to many reasons including, but not limited to, exceeding or not meeting customer contract requirements, a change in customer timing or specifications, technology related issues and production related issues.  Comparability of our revenues and gross profit is difficult from period to period as we typically do not have recurring orders.  Exceptions to this include certain long-term military contracts and certain long-term telecommunications contracts.

Overall sales increased 15.9% in 2008 as compared to 2007.  Included in our net sales results for 2008 is $5.8 million of net sales contributed by ACC, which we acquired on August 20, 2008.  ACC product sales accounted for 71% of our overall increase in sales.  The remaining increase in net sales is primarily due to an increase in sales of our other electronic devices subsidiaries, partially offset by exchange translation and lower sales of communication equipment.

Overall gross margin increased to 38.9% in 2008 from 33.8% in 2007.  The increase in overall gross margin was primarily due to improved sales prices of our products, improved efficiency in manufacturing and favorable changes in product mix, particularly at our U.S. electronic devices subsidiaries and strong gross margins related to ACC products.

The following is a detailed discussion of our results of operations by business segment.

Results of Operations

Comparison of the Year Ended December 31, 2008 to the Year Ended December 31, 2007

Net Sales

	Year Ended		Variance
	December 31,		Favorable (Unfavorable)
(in thousands)	2008	2007	Dollar	Percent

Electronic devices	$44,739	$36,471	$8,268	22.7%
as % of net sales	75.2%	71.0%
Communications equipment	14,768	14,874	(106)	(0.7)%
as % of net sales	24.8%	29.0%
Total net sales	$59,507	$51,345	$8,162	15.9%

Electronic Devices

The increase in sales within our electronic devices segment in 2008 as compared to 2007 is primarily due to the inclusion of $5.8 million of sales generated by ACC, which was acquired in August 2008.  Also contributing to the improvement was a $2.3 million increase in sales of digital switches.  One of our European subsidiaries also experienced increased sales, especially due to higher shipments of IFE&C products for commercial aircraft applications.  However, the effect of exchange rates between the U.S. dollar and the British pound sterling on the translation of our European operations into U.S. dollars had an unfavorable impact on all of our European operations’ net sales as compared to the prior year.  The translation impact of exchange rates remains an uncertainty and could negatively or positively impact our overall results in future periods.

In 2009, we expect net sales within our electronic devices segment to increase slightly as compared to 2008.  This reflects the expected favorable impact of including 12 months of ACC’s net sales in 2009 as compared to a little over 4 months in 2008, the loss of the net sales relating to our Digitran Operations after March 2009 and the anticipated unfavorable effect of exchange rates expected in 2009 as compared to 2008 between the U.S. dollar and the British pound sterling on the translation of our European operations into U.S. dollars.

Communications Equipment

The slight decrease in sales within our communications equipment segment in 2008 as compared to 2007 is primarily due to a $0.5 million decrease in sales at our French subsidiary as the result of a temporary spending reduction by the French Defense Ministry, which resulted in a short-term reduction in orders and shipments for communication networking products.  This decrease was partially offset by a $0.3 million increase in our domestic communications equipment operations as a result of increases in test equipment sales associated with new government contracts.

We expect net sales in our communications equipment segment to increase slightly in 2009 as compared to 2008.  Growth in our communication segment has been, and is likely to continue to be, impacted by the recent economic conditions as many of our communication products are deemed to be discretionary expenditures by our customers and many companies in this industry have announced publicly plans to reduce capital expenditures and/or to defer discretionary spending due to current economic conditions.  Once global economic conditions improve, we believe this segment will benefit more so than our electronic devices segment.  We also anticipate an unfavorable effect of exchange rates expected in 2009 as compared to 2008 between the U.S. dollar and the euro on the translation of our European operations into U.S. dollars.

Gross Profit

	Year Ended		Variance
	December 31,		Favorable (Unfavorable)
(in thousands)	2008	2007	Dollar	Percent

Electronic devices	$17,145	$11,602	$5,543	47.8%
as % of net sales	38.3%	31.8%
Communications equipment	5,977	5,748	229	4.0%
as % of net sales	40.5%	38.6%
Total gross profit	$23,122	$17,350	$5,772	33.3%
Total gross margin	38.9%	33.8%

Electronic Devices

The improvement in gross profit within our electronic devices segment is primarily due to substantial gross margin improvements within all of our electronic device subsidiaries due to a combination of improved selling prices, improved efficiency in manufacturing and/or favorable changes in product mix. Included in our overall gross profit for 2008 is $2.3 million contributed by ACC, representing approximately four months of gross profit contribution for that subsidiary.

During 2009, we expect gross profit expressed in dollars and gross profit expressed as a percent of net sales within our electronic devices segment to remain consistent with 2008 results.  This reflects the favorable impact of including ACC’s net sales for 12 months in 2009 as compared to a little over four months in 2008, offset by the loss of the net sales from our Digitran Operations after March 2009 and the anticipated unfavorable effect of exchange rates expected in 2009 as compared to 2008 between the U.S. dollar and the British pound sterling on the translation of our European operations into U.S. dollars.

Communications Equipment

The increase in gross margin is primarily due to increased sales of higher margin TiemPoTM products.  During 2009, we expect gross profit expressed in dollars and gross profit expressed as a percent of net sales within our communications equipment segment to improve slightly as compared to 2008 due in large part to our expected results for the communications equipment segment discussed under the heading “Net Sales” above.

Operating Expenses

	Year Ended		Variance
	December 31,		Favorable (Unfavorable)
(in thousands)	2008	2007	Dollar	Percent

Selling, general and administrative	$16,975	$15,392	$(1,583)	(10.3)%
as % of net sales	28.4%	30.0%
Engineering and product development	3,053	2,792	(261)	(9.3)%
as % of net sales	5.1%	5.4%
Total operating expenses	$20,028	$18,184	$(1,844)	(10.1)%

Selling, General and Administrative

The increase in selling, general and administrative expenses is primarily the result of $1.5 million of additional expenses relating to approximately four months of operations of ACC.

During 2009, we expect selling, general and administrative expense to increase by at least $1 million.  This anticipated increase reflects the unfavorable impact of including a full 12 months of ACC’s expenses in 2009 as compared to approximately 4 months during 2008, as well as higher anticipated costs relating to Sarbanes-Oxley compliance due to the fact that we will be subject to the Sarbanes-Oxley Act Section 404 external audit requirements beginning January 1, 2009.  These increases are expected to be partially offset by decreases in selling general and administrative expenses relating to the sale of our Digitran Operations in March 2009 and significant restructuring efforts which we expect to complete in the first half of 2009, which include reduction in headcount, outsourcing certain centralized services and a reduction in facility costs.

Engineering and Product Development

The increase in engineering and product development costs in 2008 was primarily due to $0.2 million of engineering and product development costs attributable to ACC.

During 2009, engineering and product development expenses are expected to remain at or slightly below 2008 levels.  This reflects the impact of including ACC’s expenses for the full 12 months in 2009 as compared to approximately 4 months during 2008 offset by the favorable impact of reduced expenses due to the sale of our Digitran Operations in March 2009.

Loss on Asset Impairment

In 2008, we incurred a loss on the impairment of our goodwill and indefinite lived intangible assets of $6.6 million.  In assessing the potential impairment of goodwill, we consider forecasted financial performance of the acquired businesses to determine the fair value of the respective assets. Due to a decline in the forecasted financial performance of our communications segment, the estimated fair market value of that segment’s intangible assets declined as compared to the carrying value of such assets on our balance sheet.  As a result, the 2008 impairment charge reflects the write down of substantially all of the carrying value of the goodwill and other intangible assets for our communications segment.

Interest Expense

Interest expense was $3.2 million for 2008 as compared to $0.9 million for 2007 due to higher outstanding loan and line of credit balances, higher interest rates associated with our credit facility entered into in November 2007 and the additional debt incurred in connection with the acquisition of ACC in August 2008.  Included in interest expense in 2008 are approximately $1.0 million of unused line fees, non-cash amortization of deferred financing costs and non-cash amortization of debt discount related to issuance costs for the credit facility.

We expect interest expense in 2009 to remain relatively consistent with 2008 levels, although we expect the ratio of non cash to cash component of interest expense to increase slightly in 2009 as compared to 2008.  This reflects the fact that we had higher debt levels for approximately the last four months of 2008 and the first three months of 2009 due to borrowings made in connection with the acquisition of ACC and through the closing of the sale of our Digitran Operations in March 2009, which permitted us to pay down our acquisition debt in the amount of $10 million.

Other Income (Expense)

We incurred other expenses of $0.5 million for 2008 and generated other income of $0.5 million for 2007.  Other expense for 2008 consisted primarily of short-term exchange rate losses associated with the volatility of the U.S. dollar to the British pound sterling and euro on the current portion of certain assets and liabilities.  Other income for 2007 included a one-time accrual reversal related to the satisfactory resolution of an employee related legal dispute at our French subsidiary.

Loss On Early Extinguishment of Debt

Loss on early extinguishment of debt was $0.2 million for 2007 relating to the exit costs associated with the early termination of our previous credit facilities and term loans.  We did not incur such a loss in 2008.  If we were to terminate our existing credit facility during 2009, we would incur significant cash and non-cash expenses in connection with such a termination including early termination fees and a write off of all unamortized debt acquisition costs and unamortized debt discount.

Income Tax Expense

Income tax expense amounted to $0.3 million for 2008 compared to $0.7 million for 2007.  2008 income tax expense is primarily the result of foreign income tax on foreign earned profits in Europe and Japan and New Jersey state income taxes on income generated by ACC.  We expect a significant increase in income tax expense in 2009, primarily due to income tax obligations associated with an anticipated gain on the Digitran Transaction, which we completed in March 2009.

Net Loss

We reported a net loss of $7.4 million in 2008 and a net loss of $1.9 million in 2007.  Included in the net loss in 2008 was a $6.6 million non-cash loss associated with the impairment of goodwill and indefinite-lived intangible assets.

 Liquidity and Capital Resources

In making an assessment of our liquidity, we believe that the items in our financial statements that are most relevant to our ongoing operations are our working capital, cash generated from our operating activities and cash available from our financing activities.  During 2008, we funded our daily cash flow requirements through funds provided by operations and through borrowings under our credit facility with GVEC Resource IV Inc. (“GVEC” or the “Lender”), an affiliate of Private Equity Management Group LLC (“PEM Group”).  Working capital was $7.6 million at December 31, 2008 as compared to $16.1 million at December 31, 2007. The decrease in working capital is primarily due to the current portion of our long term debt ($5.2 million as of December 31, 2008) and our revolving line of credit ($4.1 million as of December 31, 2008) being classified as a current liability at December 31, 2008 as compared to being classified as long term debt at December 31, 2007.  The current portion of long term debt increased due to higher scheduled principal payments in 2009 as compared to 2008.  At December 31, 2008 and 2007, we had accumulated deficits of $28.1 million and $20.7 million, respectively, and cash and cash equivalents of $3.4 million and $4.8 million, respectively.

Net cash generated in operating activities during 2008 totaled $1.9 million as compared to $1.5 million of net cash used in operating activities in 2007.  Our reported net loss of $7.4 million in 2008, included a non-cash loss on impairment of intangible assets of $6.6 million.  Additional non-cash adjustments to our 2008 net loss include (i) the amortization of debt discount and amortization of deferred financing cost which, on a combined basis, totaled $0.9 million in 2008 compared to a combined total of $0.1 million in 2007, both of which are non-cash expenses associated with our GVEC credit facility and (ii) depreciation and amortization expense which totaled $1.4 million and $1.2 million, respectively during 2008 and 2007, also a non-cash expense.  Significant sources and uses of cash associated with operating activities during 2008 included an increase in accrued expenses of $0.2 million related to timing of payments and an increase in inventory of $0.8 million primarily associated with the addition of ACC inventories in 2008  that were absent in 2007, partially offset by a decrease in inventory reserves as a result of scrapping of inventory during the year and the effect of currency exchange rates between the British pound sterling and the U.S. dollar.

Cash used in our investing activities totaled $12.5 million in 2008 as compared to $0.8 million in 2007. The $0.8 million of expenditures in 2007 consisted entirely of net increases to property, plant and equipment compared to $0.1 million of investment in property, plant and equipment in 2008.  The remaining $12.5 million of expenditures in 2008 were associated with our purchase of ACC in August 2008.  In connection with the purchase of ACC, we are obligated to pay up to an additional $3,000,000 in cash if ACC meets certain operating income targets for one or both of the two 12-month periods following the closing.  Additionally, EEC issued Subordinated Secured Contingent Promissory Notes (the “Notes”) to each of the Sellers of ACC in the aggregate principal amount of up to $2,000,000.  The Notes only become payable if ACC meets certain operating income thresholds during the first and second 12 month periods after August 20, 2008.

Cash provided by our financing activities totaled $12.3 million in 2008 as compared to $3.1 million in 2007.  In August 2008, we borrowed $13 million from our lender in connection with the purchase of ACC.  During 2008 we paid approximately $0.8 million towards the repayment of long term debt and/or notes to stockholders as compared to $1.4 million in 2007.

For the year ended December 31, 2008, our cash balances decreased by approximately $2.1 million due to the unfavorable effects of exchange rates on our cash balances (primarily due to decreases in the exchange rate of the British pound sterling and the euro as compared to the U.S. dollar).  This compares to a $0.2 million increase in cash as a result of the effects of exchange rates on our cash balances during 2007.

As of December 31, 2008, we had outstanding borrowings of $4.1 million under the revolving loan portion of our GVEC credit facility.  At December 31, 2008, we had remaining actual availability under a formula-based calculation of $2.9 million under the credit facility.  Actual remaining availability represents the additional amount we were eligible to borrow as of December 31, 2008. Maximum contractual availability represents the maximum amount of availability provided under the contract as of that date and includes the actual remaining availability.

In addition to the revolving lines of credit, at December 31, 2008, we had long-term loans and capitalized lease and equipment loan obligations totaling $13.8 million, the current portion of which loans and obligations totaled $5.7 million.

Our backlog increased to $34.7 million as of December 31, 2008 as compared to $25.3 million as of December 31, 2007. The increase is primarily due to the addition of incremental backlog in connection with the acquisition of ACC.  The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. Our backlog as of December 31, 2008 was approximately 97% related to our electronic devices business, which business tends to provide us with long lead-times for our manufacturing processes due to the custom nature of the products, and approximately 3% related to our communications equipment business, which business tends to deliver standard or modified standard products from stock as orders are received. We believe that the majority of our current backlog is shippable within the next 12 months.  However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

Credit Facility

On November 30, 2007, we and our direct subsidiaries, EEC, CXR Larus and RO Associates entered into a Credit Agreement with the Lender, providing for a credit facility in the aggregate amount of $23,000,000.  On August 20, 2008, in connection with the acquisition of ACC and CCI, we amended the credit facility to include ACC and CCI as borrowers and to, among other things, include a term loan in the principal amount of $3,000,000 (the “Term Loan C”).  As of December 31, 2008, we owed a total of $23.1 million under the credit facility.  In connection with Digitran Transaction we repaid approximately $10 million in March 2009.

The credit facility consists of (i) a one year revolving loan for up to $7 million that may be renewed two times, each for a period of one year (the “Revolver”), and (ii) term loans in net outstanding principal amount of $9 million.  The term loans require scheduled payments commencing September 2009 and regular payments thereafter until the loans are paid in full on November 30, 2010.  Total principal payments on Term Loans A and B are $1.1 million in 2009 and $7.9 million in 2010.

The Revolver is formula-based and generally provides that the outstanding borrowings under the line of credit may not exceed an aggregate of 85% of eligible accounts receivable, plus 10% of the value of eligible raw materials not to exceed $600,000, plus 50% of the value of eligible finished goods inventory not to exceed $1,500,000, minus the aggregate amount of reserves that may be established by the Lender.  The Revolver has a maturity date of November 30, 2009, unless it is renewed by the Lender in which case the maturity date will be extended to November 30, 2010.

Interest on the Revolver is payable monthly.  The interest rate is variable and is adjusted monthly based on prime rate as published in the “Money Rates” column of The Wall Street Journal (the “Base Rate”) plus 1.25%, subject to a minimum rate of 9.5%.  The Revolver is subject to various financial covenants on a consolidated basis, including EBITDA, measured on a fiscal quarter-end basis, must not be less than the scheduled amount for each specified period; the debt service coverage ratio, measured quarterly, must be greater than the lesser of the scheduled amount for each specific period or 1.10:1.00; minimum liquidity above the scheduled amount, unfinanced capital expenditures not in excess of $62,500 per quarter, and the leverage ratio, measured quarterly, must not be greater than the scheduled amount for each specified period.  Additionally, the Revolver is subject to the borrowers not incurring purchase money commitments in excess of $2 million.

The term loans bear interest at the Base Rate plus 4.25%, subject to a minimum rate of 12.5%, and require interest only payments in the first year, scheduled principal plus interest payments in years two and three, and a final balloon payment at the end of year three.  Interest on the term loans is payable monthly.  The borrowers under the credit facility may make full or partial prepayment of the term loans provided that any such prepayment is accompanied by the applicable prepayment premium discussed below.

Upon the sale or disposition by borrowers or any of their subsidiaries of property or assets, we may be obligated to prepay the Revolver and the term loans with the net cash proceeds received in connection with such sales or dispositions to the extent that the aggregate amount of net cash proceeds received and not paid to GVEC as a prepayment for all such sales or disposition exceed $150,000 in any fiscal year.

If the Lender terminates the credit facility during a default period or if we prepay the Revolver or the Term Loans prior to the scheduled maturity dates, then we are subject to penalties as follows: if the termination or prepayment occurs during the one year period after November 30, 2007, the penalty is equal to 3% of the outstanding principal balance of the Revolver and the Term Loans; if the termination or prepayment occurs during second year after November 30, 2007, the penalty is equal to 2% of the outstanding principal balance of the Revolver and the Term Loans.  The Revolver is subject to an unused line fee of 0.5% per annum, payable monthly, on any unused portion of the revolving credit facility.

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

We have agreed with our Lender to raise at least $2 million in net proceeds through the sale of stock of the borrowers by no later than September 30, 2009.  Under to the terms of Amendment Number 4 to the credit facility, we are obligated to remit to our Lender $500,000 with respect to the first $2,000,000 of net cash proceeds received in connection with the sale of stock, 50% of the next $1,000,000 of net cash proceeds received in connection with the sale of stock, and 30% of the net cash proceeds in excess of the first $3,000,000 received in connection with the sale of stock.  In that case, $500,000 would be used to pay down debt and $1,500,000 would remain within EMRISE to support ongoing working capital needs.

We are currently evaluating a number of options to meet this obligation under our credit facility.  Given current economic and financial market conditions even a small equity raise could prove difficult.  If we are successful in structuring an equity raise acceptable to us and our Lender, it may result in substantial dilution to our stockholders.

If we are unsuccessful in meeting our Lender’s requirement for additional capital by the required due dates and/or if we breach any of our agreed upon financial covenants under the credit facility, then we will be in default under the terms of our credit facility.  In the event of a default and continuation of a default, whether as a result of our inability to raise additional capital or for some other reason, the Lender may limit future availability under our revolving line of credit and/or accelerate the payment of all principal balances and accrued interest requiring us to pay the entire indebtedness under our credit facility outstanding on that date.  Upon the occurrence and during the continuation of an event of default, the Lender may also elect to increase the interest rate applicable to the outstanding balance of the Term Loans A and B by four percentage points above the per annum interest rate that would otherwise be applicable.  Any of these conditions could have a material adverse effect on our operations and/or ability to conduct business after that date.

Various factors, including the adverse effects of the global market crisis, could impact our Lender’s ability to provide us with access to the funds available under our credit facility, resulting in our access to cash and our ability to operate our business being negatively affected.  In addition to the effects of the current global financial crisis, statements in an article published in the Wall Street Journal raising issues surrounding the business practices of our the president of our Lender’s agent, whether or not true, may have an effect on our Lender’s ability to continue to provide us funds under our revolving line of credit.  Any of these conditions would have a material adverse effect on our operations and/or ability to conduct business after that date.

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

Impacts of New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits an entity to irrevocably elect fair value on a contract-by-contract basis as the initial and subsequent measurement attribute for many financial assets and liabilities and certain other items including insurance contracts. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material effect on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This new statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy, with the highest priority being quoted prices in active markets. The required effective date of SFAS No. 157 is the first quarter of 2008. The adoption of SFAS No. 157 for financial assets and liabilities did not have a material effect on our consolidated financial statements, but resulted in additional disclosures.  In February 2008, the FASB issued Staff Position No. 157-2, which delayed by one year the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  We believe the adoption of SFAS No. 157 for non-financial assets and liabilities will not have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which replaces SAFS No. 141, “Business Combinations.”  SFAS No. 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration and certain acquired contingencies.  SFAS No. 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination.  SFAS No. 141R will be applicable prospectively to business combinations for which the acquisition date is on or after January 1, 2009.  SFAS No. 141R would have an impact on accounting for any business acquired after the effective date of this pronouncement.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” The new standard amends SFAS No. 133 and seeks to enhance disclosure about how and why a company uses derivative and hedging activities, how derivative instruments and related hedged items are accounted for under SFAS No. 133 (and the interpretations of that standard) and how derivatives and hedging activities affect a company’s financial position, financial performance and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  We are evaluating the effect this statement may have on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” and also requires expanded disclosure related to the determination of intangible asset useful lives. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact the adoption of FSP 142-3 will have on our consolidated financial statements.

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

Item 9A(T).                                  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President Finance and Administration, our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Vice President Finance and Administration concluded as of December 31, 2008 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed immediately below.

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

Management’s Report on Internal Control Over Financial Reporting

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

A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5 as being a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management assessed and evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008. Based on the results of management’s assessment and evaluation, our Chief Executive Officer and Vice President Finance and Administration concluded that as of December 31, 2008 the following three material weaknesses in our internal control over financial reporting existed:

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

The foregoing material weaknesses are described in detail below under the caption “Material Weaknesses and Related Remediation Initiatives.” As a result of these material weaknesses, our Chief Executive Officer and Vice President Finance and Administration concluded that we did not maintain effective internal control over financial reporting as of December 31, 2008. If not remediated, these material weaknesses could result in one or more material misstatements in our reported financial statements in a future annual or interim period.

In making its assessment of our internal control over financial reporting, management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its Internal Control-Integrated Framework. Because of the material weaknesses described above, management believes that, as of December 31, 2008, we did not maintain effective internal control over financial reporting.

An independent consulting firm assisted management with its assessment of the effectiveness of our internal control over financial reporting, including scope determination, planning, staffing, documentation, portions of testing, portions of remediation and portions of overall program management of the assessment project.

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Report.

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

Material Weaknesses and Related Remediation Initiatives

Set forth below is a summary of the various significant deficiencies which caused management to conclude that we had the three material weaknesses identified above.  Through the efforts of management, external consultants and our Audit Committee, we are currently in the process of developing specific action plans to remediate the material weaknesses identified above and discussed more fully below.  We expect to complete these various action plans by June 30, 2009.  If we are able to complete these action plans by that date, we anticipate that all control deficiencies and material weaknesses will be remediated by December 31, 2009.

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

•                  Ongoing and Separate Evaluations.  We did not effectively create and maintain effective evaluations on the progress of our remediation efforts nor the constant evaluations of the operating effectiveness of our internal controls over financial reporting.

•                  Reporting Deficiencies.  We did not perform timely and sufficient internal or external reporting of our progress and evaluation of prior year material weaknesses or the current fiscal year internal control deficiencies.

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

(3)                                We did not maintain a sufficient level of information technology personnel to execute general computing controls over our information technology structure, which include the implementation and assessment of information technology policies and procedures. This control deficiency did not result in an audit adjustment to our 2008 interim or annual consolidated financial statements, but could result in a material misstatement of significant accounts or disclosures, which would not have been prevented or detected.

Remediation of Internal Control Deficiencies and Expenditures

The above material weaknesses did not result in adjustments to our 2008 consolidated financial statements, however, it is reasonably possible that, if not remediated, one or more of the material weaknesses described above could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.

In addition to the developing specific action plans for each of the above material weaknesses, we are taking steps to unify the financial reporting of all of our divisions.  Accordingly, we are planning to implement a centralized consolidation software package which we believe will facilitate this process and will assist in the remediation of many of the above listed deficiencies.

In addition, our audit committee has authorized the hiring of additional temporary staff and/or the use of financial and information technology consultants, as necessary, to ensure that we have the depth and experience to remediate the above listed material weaknesses, including the implementation and monitoring of the appropriate level of control procedures related to all of our manufacturing locations and our corporate offices.  The audit committee will also work directly with management and outside consultants, as necessary to ensure that board level deficiencies are addressed.  We are uncertain at this time of the costs to remediate all of the above listed material weaknesses, however, we anticipate the cost to be in the range of $200,000 to $400,000 (including the cost of the consolidation software described above), most of which costs we expect to incur in 2009.  We cannot guarantee that the actual costs to remediate these deficiencies will not exceed this amount.

Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of December 31, 2008. Because the remedial actions require hiring of additional personnel, upgrading certain of our information technology systems, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weakness has been remediated.  We intend to continue to evaluate and strengthen our internal control over financial reporting systems. These efforts require significant time and resources.  If we are unable to establish adequate internal control over financial reporting systems, we may encounter difficulties in the audit or review of our financial statements by our independent registered public accounting firm, which in turn may have a material adverse effect on our ability to prepare financial statements in accordance with GAAP and to comply with our SEC reporting obligations.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.              Other Information.

Amendment Number 4 to Loan Documents

On April 14, 2009, we entered into Amendment Number 4 to Loan Documents with our Lender (“Amendment Number 4”).  Pursuant to Amendment Number 4, we agreed to raise no less than $2 million in net proceeds through the sale of stock of the borrowers by no later than September 30, 2009.  Under to the terms of Amendment Number 4, we are obligated to remit to our Lender $500,000 with respect to the first $2,000,000 of net cash proceeds received in connection with the sale of stock, 50% of the next $1,000,000 of net cash proceeds received in connection with the sale of stock, and 30% of the net cash proceeds in excess of the first $3,000,000 received in connection with the sale of stock.

Pursuant to the terms of Amendment Number 4, the Lender waived any claims of breach or default arising out of or relating to the breach of certain of the financial covenants under the credit facility through April 14, 2009.  Additionally, several of the financial covenants related to the $7,000,000 revolving credit facility available under our credit facility were amended.  Pursuant to the terms of credit facility, the Revolver is subject to various financial covenants on a consolidated basis, including the following: EBITDA, measured on a fiscal quarter-end basis, must not be less than the scheduled amount for each specified period; the debt service coverage ratio, measured quarterly, must be greater than the lesser of the scheduled amount for each specific period or 1.10:1.00; the leverage ratio, measured quarterly, must not be greater than the scheduled amount for each specified period, and liquidity, measured quarterly, must not be less than the scheduled amount for each specified period.  Additionally, the Revolver is subject to the Borrowers not incurring capital expenditures (a) in excess of $600,000 for the fiscal year ending December 31, 2009, and (b) in excess of $1,800,000 for the fiscal year ending December 31, 2010.  Additionally, the Revolver is subject to the borrowers not incurring unfinanced capital expenditures in excess of $62,500 in any fiscal quarter, provided however that if the borrowers incur unfinanced capital expenditures of less than $62,500 in any fiscal quarter, the difference between the amount incurred in a certain fiscal quarter and $62,500 maybe incurred in the two fiscal quarters immediately following such fiscal quarter.

PART III

Item 10.                Directors, Executive Officers and Corporate Governance.

Directors

The information under the captions “Directors, Director Nominee and Executive Officers” and “Information About our Board of Directors, Board Committees and Related Matters”, appearing in our definitive proxy statement, to be filed pursuant to Regulation 14A, related to our 2009 Annual Meeting of Stockholders (our “2009 Proxy Statement”), is hereby incorporated by reference.

Executive Officers

The information under the captions “Directors, Director Nominee and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance”, appearing in the 2009 Proxy Statement, is hereby incorporated by reference.

Item 11.                Executive Compensation.

The information under the caption “Executive Compensation and Related Information”, appearing in the 2009 Proxy Statement, is hereby incorporated by reference.

Item 12.                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the captions “Security Ownership of Certain Beneficial Owners and Management”, appearing in the 2009 Proxy Statement, is hereby incorporated by reference.

Item 13.                Certain Relationships and Related Transactions, and Director Independence.

The information under the caption “Certain Relationships and Related Transactions”, appearing in the 2009 Proxy Statement, is hereby incorporated by reference.

Item 14.                Principal Accounting Fees and Services.

The information under the captions “Principal Accountant Fees and Services,” appearing in the 2009 Proxy Statement, is hereby incorporated by reference.

PART IV

Item 15.              Exhibits and Financial Statement Schedules.

(a)(1)   Financial Statements.

Reference is made to the financial statements listed on and attached following the Index to Financial Statements contained at page F-1 of this report.

(a)(2) and (c) Financial Statement Schedules.

Not applicable.

(a)(3) and (b) Exhibits.

Exhibit No.	Description

2.1

Stock Purchase Agreement dated July 13, 2004 between MicroTel International Inc.; Noel C. McDermott; Warren P. Yost; Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995; and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988 (1)

2.2

Agreement dated March 1, 2005 among Intelek Properties Limited, XCEL Corporation Limited, Intelek PLC and EMRISE Corporation relating to the sale and purchase of the outstanding capital shares of Pascall Electronic (Holdings) Limited (10)

2.3	Supplemental Agreement dated March 18, 2005 among Intelek Properties Limited, XCEL Corporation Limited, Intelek PLC and EMRISE Corporation (10)

2.4	Loan Agreement dated March 18, 2005 among XCEL Corporation Limited, Pascall Electronics Limited and Pascall Electronic (Holdings) Limited (10)

2.5

Stock Purchase Agreement dated September 2, 2005 between EMRISE Electronics Corporation, a New Jersey corporation, Robert H. Okada, as Trustee of the Robert H. Okada Trust Agreement dated February 11, 1992, and Sharon Vavro, an individual (13)

2.6

Amendment No. 1 dated effective as of September 28, 2005 to Stock Purchase Agreement dated September 2, 2005 between EMRISE Electronics Corporation, a New Jersey corporation, Robert H. Okada, as Trustee of the Robert H. Okada Trust Agreement dated February 11, 1992, and Sharon Vavro, an individual (14)

2.7

Stock Purchase Agreement dated May 23, 2008 by and among EMRISE Electronics Corporation, EMRISE Corporation, Charles S. Brand, Advanced Control Components, Inc., Thomas P. M. Couse, Joanne Couse, Michael Gaffney and Custom Components, Inc.(20)

2.8

Amendment No. 1 to Stock Purchase Agreement dated August 20, 2008 by and among EMRISE Electronics Corporation, EMRISE Corporation, Charles S. Brand, Advanced Control Components, Inc., Thomas P. M. Couse, Joanne Couse, Michael Gaffney and Custom Components, Inc.(20)

2.9	Asset and Stock Purchase Agreement, dated March 20, 2009, by and among EMRISE Corporation, EMRISE Electronics Corporation, Electro Switch Corp., and ESC Worldwide, Inc. (23)

3.1	Amended and Restated Certificate of Incorporation of EMRISE Corporation filed with the Secretary of State of Delaware on May 9, 2005 (21)

3.2	Amended and Restated Bylaws adopted by the Board of Directors of the Corporation on July 23, 2008 (3)

3.3	Certificate of Amendment to Certificate of Incorporation of EMRISE Corporation, filed on November 19, 2008 (11)

10.1	1993 Stock Option Plan (#) (4)

10.2	Employee Stock and Stock Option Plan (#) (5)

10.3	1997 Stock Incentive Plan (#) (6)

Exhibit No.	Description

10.4	Amended and Restated 2000 Stock Option Plan (#) (8)

10.5

Form of Executive Officer and Director Indemnification Agreement entered into between the Registrant and each of Carmine T. Oliva, Laurence P. Finnegan, Jr., Otis W. Baskin, Richard E. Mahmarian, D. John Donovan and Graham Jefferies (2)

10.6	Description of Compensation of Directors (#) (16)

10.9

Subordinated Secured Promissory Note dated July 13, 2004 in the principal amount of $1,681,318.68 made by MicroTel International Inc. in favor of Noel C. McDermott Revocable Living Trust dated December 19, 1995 (9)

10.10

Subordinated Secured Promissory Note dated July 13, 2004 in the principal amount of $1,318,681.32 made by MicroTel International Inc. in favor of Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988 (9)

10.11

Pledge and Security Agreement dated July 13, 2004 between MicroTel International Inc.; Noel C. McDermott, as Collateral Agent; Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995; and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988 (9)

10.12

Intercreditor Agreement dated July 13, 2004 between MicroTel International Inc.; Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995; and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988 (9)

10.13

Continuing Guarantee dated July 13, 2004 made by Larus Corporation in favor of Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995, and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988 (9)

10.14

Continuing Guarantee dated July 13, 2004 made by Vista Labs Incorporated in favor of Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995, and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988 (9)

10.15

Continuing Guarantee dated July 13, 2004 made by CXR Telcom in favor of Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995, and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988 (9)

10.16

Security Agreement dated July 13, 2004 made by Larus Corporation in favor of Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995, and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988 (9)

10.17

Security Agreement dated July 13, 2004 made by Vista Labs Incorporated in favor of Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995, and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988 (9)

10.18

Security Agreement dated July 13, 2004 made by CXR Telcom in favor of Noel C. McDermott, as Trustee of the Noel C. McDermott Revocable Living Trust dated December 19, 1995, and Warren P. Yost and Gail A. Yost, as Co-Trustees Under Declaration of Trust dated March 9, 1988 (9)

10.19	Lease agreement between the Registrant and Property Reserve Inc. dated September 16, 1999 (7)

10.20	Lease agreement between XET, Inc. and Rancho Cucamonga Development dated August 30, 1999 (7)

10.21	Commercial Lease dated July 13, 2004 between the Registrant, as Tenant, and Noel C. McDermott and Warren P. Yost, as Landlord, for the premises located at 894 Faulstich Court, San Jose, California (9)

10.22	Executive Employment Agreement dated November 1, 2007 by and between the Registrant and Carmine T. Oliva (#) (15)

10.23	Executive Employment Agreement dated November 1, 2007 by and between the Company and Graham Jefferies (#) (15)

10.24	Executive Employment Agreement dated November 1, 2007 by and between the Company and D. John Donovan (#) (15)

10.27	Loan Agreement dated March 18, 2005 among XCEL Corporation Limited, Pascall Electronics Limited and Pascall Electronic (Holdings) Limited (10)

10.28	Form of Incentive Stock Option Agreement Under Amended and Restated 2000 Stock Option Plan (#) (12)

10.29	Form of Non-Qualified Stock Option Agreement Under Amended and Restated 2000 Stock Option Plan (#) (12)

10.30	2007 Stock Incentive Plan (#) (18)

Exhibit No.	Description

10.31	Credit Agreement by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation and RO Associates and GVEC Resource IV Inc dated November 30, 2007(19)

10.32	Security Agreement between EMRISE Corporation, Emrise Electronics Corporation, CXR Larus Corporation and RO Associates Incorporated and GVEC Resource IV Inc dated November 30, 2007(19)

10.33	Patent Security Agreement between EMRISE Corporation, RO Associates Incorporated and GVEC Resource IV Inc dated November 30, 2007(19)

10.34	Trademark Security Agreement between EMRISE Corporation, EMRISE Electronics Corporation and RO Associates Incorporated and GVEC Resource IV Inc dated November 30, 2007(19)

10.35	Revolver Loan Note dated November 30, 2007 executed by EMRISE Corporation, Emrise Electronics Corporation, CXR Larus Corporation and RO Associates Incorporated in favor of GVEC Resource IV Inc.(19)

10.36	Term Loan A Note dated November 30, 2007 executed by EMRISE Corporation, Emrise Electronics Corporation, CXR Larus Corporation and RO Associates Incorporated in favor of GVEC Resource IV Inc.(19)

10.37	Term Loan B Note dated November 30, 2007 executed by EMRISE Corporation, Emrise Electronics Corporation, CXR Larus Corporation and RO Associates Incorporated in favor of GVEC Resource IV Inc.(19)

10.38	Warrant issued to Private Equity Management Group LLC dated November 30, 2007(19)

10.39	Guaranty dated November 30, 2007 by and between XCEL Japan Ltd. and GVEC Resource IV Inc.(19)

10.40

Guaranty dated November 30, 2007 by and among Emrise Electronics Ltd., XCEL Power Systems, Ltd. Pascall Electronic (Holdings) Limited, Pascall Electronics Limited, Belix Would Components Ltd. and The Belix Company Ltd. and GVEC Resource IV Inc.(19)

10.41

Composite Debenture dated November 30, 2007 by and among Emrise Electronics Ltd., XCEL Power Systems, Ltd. Pascall Electronic (Holdings) Limited, Pascall Electronics Limited, Belix Would Components Ltd. and The Belix Company Ltd. and GVEC Resource IV Inc.(19)

10.42	Share Charge dated November 30, 2007 by and between Emrise Electronics Corporation and GVEC Resource IV Inc.(19)

10.43	Guaranty dated November 30, 2007 by and between CXR Anderson Jacobson, SAS and GVEC Resource IV Inc.(19)

10.45	Agreement For The Pledge Of Account Of Financial Instruments Relating To Shares Of CXR Anderson Jacobson SAS dated November 30, 2007 by and between Emrise Corporation and GVEC Resource IV Inc.(19)

10.46	Convention de Nantissement de fonds de commerce dated November 30, 2007 by and between CXR Anderson Jacobson, SAS and GVEC Resource IV Inc.(19)

10.47

Going Concern Pledge (English Translation of Convention de Nantissement de fonds de commerce dated November 30, 2007 by and between CXR Anderson Jacobson, SAS and GVEC Resource IV Inc. filed as Exhibit 10.16 to this Report.)(19)

10.48	Form of Subordinated Secured Contingent Promissory Notes issued by the Company to Charles S. Brand, Thomas P. M. Couse, Joanne Couse, and Michael Gaffney(20)

10.49	Security Agreement, dated August 20, 2008, by and among EMRISE Electronics Corporation, Charles S. Brand, Advanced Control Components, Inc., Thomas P. M. Couse, Joanne Couse, and Michael Gaffney(20)

10.50	Continuing Guaranty, dated August 20, 2008, by and among EMRISE Corporation, Charles S. Brand, Advanced Control Components, Inc., Thomas P. M. Couse, Joanne Couse, and Michael Gaffney(20)

10.51	Credit Agreement, dated November 30, 2007, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, and RO Associates Incorporated and GVEC Resource IV Inc. (20)

10.52

Amendment Number 1 to Loan Documents, dated August 20, 2008, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, RO Associates Incorporated, Advanced Control Components, Inc. and Custom Control Components, Inc. and GVEC Resource IV Inc. (20)

10.53	Term Loan C Note dated August 20, 2008 executed by EMRISE Corporation, Emrise Electronics Corporation, CXR Larus Corporation and RO Associates Incorporated in favor of GVEC Resource IV Inc. (20)

10.54	Collateral Assignment of Rights under Purchase Agreement, dated August 20, 2008, by and among EMRISE Corporation, Emrise Electronics Corporation and GVEC Resource IV Inc. (20)

Exhibit No.	Description

10.55	Amended and Restated Warrant issued to Private Equity Management Group LLC, dated November 30, 2007(20)

10.56	Form of Stock Option Agreement issued to EMRISE Corporation’s directors and executive officers under 2007 Stock Incentive Plan(#)(20)

10.57

Amendment to Forbearance Agreement and Amendment Number 3 to Loan Documents, dated April 9, 2009, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, RO Associates Incorporated, Advanced Control Components, Inc., Custom Control Components, Inc. and GVEC Resource IV Inc. (22)

10.58

Amendment Number 4 to Loan Documents dated April 14, 2009, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, RO Associates Incorporated, Advanced Control Components, Inc. and Custom Control Components, Inc. and GVEC Resource IV Inc.

10.59

Amendment Number 2 to Loan Documents dated February 12, 2009 by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, RO Associates Incorporated, Advanced Control Components, Inc., Custom Components, Inc. and GVEC Resource IV Inc.(24)

10.61	Second Amended and Restated Warrant dated February 12, 2009 issued to Private Equity Management Group, LLC (24)

10.62	Second Amended and Restated Warrant dated February 12, 2009 issued to Private Equity Management Group, LLC (24)

14.1	Amended and Restated Code of Business Conduct and Ethics (16)

14.2	Code of Business Ethics for CEO and Senior Financial Officers (16)

16	Letter dated April 19, 2006 from Grant Thornton LLP regarding change in certifying accountant (17)

21	Subsidiaries of the Registrant

23	Consent of Hein & Associates LLP Independent Registered Public Accounting Firm *

31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Certification of Chief Executive Officer and Vice President Finance and Administration Pursuant to 18 U.S.C. Section 350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*                            Filed herewith.

(#)                    Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit.

(1)                     Filed as an exhibit to the Registrant’s current report on Form 8-K for July 13, 2004 and incorporated herein by reference.

(2)                     Filed as an exhibit to the Registrant’s current report on Form 8-K for December 8, 2004 and incorporated herein by reference.

(3)                     Filed as  an exhibit to the Registrant’s current report on Form 8-K for July 23, 2008 and incorporated herein by reference.

(4)                     Filed as an exhibit to the Registrant’s annual report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

(5)                     Filed as an exhibit to the Registrant’s definitive proxy statement for the Registrant’s annual meeting of stockholders held June 11, 1998 and incorporated herein by reference.

(6)                     Filed as an exhibit to the Registrant’s definitive proxy statement for the special meeting of stockholders held January 16, 2001 and incorporated herein by reference.

(7)                     Filed as an exhibit to the Registrant’s interim report on Form 10-Q for September 30, 1999 and incorporated herein by reference.

(8)                     Filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for September 30, 2001 and incorporated herein by reference.

(9)                     Filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for June 30, 2004 and incorporated herein by reference.

(10)               Filed as an exhibit to the Registrant’s current report on Form 8-K for March 18, 2005 and incorporated herein by reference.

(11)               Filed as an exhibit to the Registrant’s current report on Form 8-K for November 19, 2008 and incorporated herein by reference.

(12)               Filed as an exhibit to the Registrant’s annual report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.

(13)               Filed as an exhibit to the Registrant’s current report on Form 8-K for September 2, 2005 and incorporated herein by reference.

(14)               Filed as an exhibit to amendment no. 1 to the Registrant’s current report on Form 8-K for September 2, 2005 and incorporated herein by reference.

(15)               Filed as an exhibit to the Registrant’s Form 10-Q for September 30, 2007 and incorporated herein by reference.

(16)               Filed as an exhibit to the Registrant’s annual report on Form 10-K for the year ended December 31, 2005.

(17)               Filed as an exhibit to the Registrant’s Form 8-K for April 13, 2006 and incorporated herein by reference.

(18)               Filed as an exhibit to the Registrant’s definitive proxy statement for the Registrant’s annual meeting of stockholders held December 12, 2007 and incorporated herein by reference.

(19)               Filed as an exhibit to the Registrant’s current report on Form 8-K for November 30, 2007 and incorporated herein by reference.

(20)               Filed as an exhibit to the Registrant’s current report on Form 8-K for August 20, 2008 and incorporated herein by reference.

(21)               Filed on May 19, 2005 as an exhibit to the Registrant’s current report on Form 8-K for May 6, 2005 and incorporated herein by reference.

(22)               Filed as an exhibit to the Registrant’s current report on Form 8-K for April 9, 2009 and incorporated herein by reference.

(23)               Filed as an exhibit to the Registrant’s current report on Form 8-K for March 20, 2009 and incorporated herein by reference.

(24)               Filed as an exhibit to the Registrant’s current report on Form 8-K for February 12, 2009 and incorporated herein by reference.

EMRISE CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors

and Stockholders of EMRISE Corporation

We have audited the accompanying consolidated balance sheets of EMRISE Corporation, a Delaware corporation, as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EMRISE Corporation as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of Emrise Corporation’s internal control over financial reporting as of December 31, 2008 included in the accompanying Management’s Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

/S/ HEIN & ASSOCIATES LLP

Irvine, California

April 15, 2009

EMRISE CORPORATION

Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$3,421	$4,764
Accounts receivable, net of allowances for doubtful accounts of $501 at December 31, 2008 and $345 at December 31, 2007	11,520	9,406
Inventories, net	13,716	11,664
Current deferred tax assets	365	200
Prepaid and other current assets	1,332	1,617
Total current assets	30,354	27,651

Property, plant and equipment, net	3,190	2,227
Goodwill	9,657	13,129
Intangible assets other than goodwill, net	6,787	3,269
Deferred tax assets	2,335	617
Other assets	1,300	1,287
Total assets	$53,623	$48,180

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,063	$4,440
Accrued expenses	7,094	5,435
Line of credit	4,084	—
Current portion of long-term debt	5,164	71
Notes payable to stockholders, current portion	542	521
Income taxes payable	479	712
Other current liabilities	357	357
Total current liabilities	22,783	11,536

Long-term line of credit	—	3,957
Long-term debt, net of discount of $980 and $1,246, respectively	13,502	4,829
Notes payable to stockholders, less current portion	250	750
Deferred income taxes	2,203	904
Other liabilities	881	1,158
Total liabilities	39,619	23,134

Commitments and contingencies (See Note 17 and Note 18)

Stockholders’ equity:
Preferred stock,$0.01 par value. Authorized 10,000,000 shares, zero shares issued and outstanding	—	—
Common stock,$0.0033 par value. Authorized 150,000,000 shares; 10,204,000 and 10,155,000 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	126	126
Additional paid-in capital	44,806	44,527
Accumulated deficit	(28,101)	(20,661)
Accumulated other comprehensive income	(2,827)	1,054
Total stockholders’ equity	14,004	25,046
Total liabilities and stockholders’ equity	$53,623	$48,180

The accompanying Notes are an integral part of these Consolidated Financial Statements

EMRISE CORPORATION

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Years Ended
	December 31,
	2008	2007

Net sales	$59,507	$51,345
Cost of sales	36,385	33,995
Gross profit	23,122	17,350

Operating expenses:
Selling, general and administrative	16,975	15,392
Engineering and product development	3,053	2,792
Loss on asset impairment	6,584	—
Total operating expenses	26,612	18,184
Loss from operations	(3,490)	(834)

Other income (expense):
Interest income	117	155
Interest expense	(3,224)	(848)
Loss on early extinguisment of debt	—	(196)
Other, net	(523)	529
Total other income (expense), net	(3,630)	(360)

Loss before income taxes	(7,120)	(1,194)
Income tax provision (benefit)	320	734
Net loss	$(7,440)	$(1,928)

Loss per share:
Basic	$(0.73)	$(0.19)
Diluted	$(0.73)	$(0.19)

Weighted average shares outstanding
Basic	10,204	10,180
Diluted	10,204	10,180

The accompanying Notes are an integral part of these Consolidated Financial Statements

EMRISE CORPORATION

Consolidated Statements of Stockholders’ Equity

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance at December 31, 2006	10,155	$125	$43,083	$(18,733)	$698	$25,173
Stock option exercises	49	1	69	—	—	70
Cost of issuing common stock	—	—	—	—	—	—
Stock-based compensation expense	—	—	69	—	—	69
Warrants issued related to debt financing	—	—	1,300	—	—	1,300
Warrants issued for services	—	—	6	—	—	6
Net loss and comprehensive income	—	—	—	(1,928)	356	(1,572)

Balance at December 31, 2007	10,204	126	44,527	(20,661)	1,054	25,046
Stock option exercises	—	—	—	—	—	—
Stock-based compensation expense	—	—	88	—	—	88
Warrants issued related to debt financing	—	—	183	—	—	183
Warrants issued for services	—	—	8	—	—	8
Net loss and comprehensive income	—	—	—	(7,440)	(3,881)	(11,321)
Balance at December 31, 2008	10,204	$126	$44,806	$(28,101)	$(2,827)	$14,004

The accompanying Notes are an integral part of these Consolidated Financial Statements

EMRISE CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,440)	$(1,928)
Reconciliation to net cash provided by (used in) operating activities:
Depreciation and amortization	1,374	1,154
Stock-based compensation expense	88	69
Warrants issued for services	8	6
Deferred taxes	30	56
Provision for inventory obsolescence	(52)	467
Provision for warranty reserves	(84)	64
Provision for doubtful accounts	156	(46)
Amortization of deferred issuance costs	462	35
Amortization of debt discount	466	36
Loss on asset impairment	6,584	—
Loss on sale of facility	10	—
Loss on disposition of assets	31	9
Changes in assets and liabilities, net of effects from purchase of ACC:
Accounts receivable	35	(140)
Inventories	837	(1,556)
Prepaid and other assets	(1,860)	23
Accounts payable and accrued expenses	1,059	293
Total adjustments	9,144	470
Net cash provided by (used in) operating activities	1,704	(1,458)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(124)	(837)
Additions to intangible assets	(48)	—
Payments received on note receivable	40	—
Payment for purchase of ACC net of cash acquired	(12,356)	—
Net cash used in investing activities	(12,488)	(837)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	13,000	6,000
Debt issuance costs	—	(1,286)
Net repayments of previous lines of credit	—	(4,310)
Net proceeds of existing line of credit	127	3,957
Principal payments on long-term debt	(322)	(907)
Payments of notes to stockholders	(479)	(458)
Proceeds from exercise of stock options and warrants	—	70
Net cash provided by financing activities	12,326	3,066

Effect of exchange rate changes on cash	(2,885)	191
Net increase (decrease) in cash and cash equivalents	(1,343)	962
Cash and cash equivalents at beginning of period	4,764	3,802
Cash and cash equivalents at end of period	$3,421	$4,764

The accompanying Notes are an integral part of these Consolidated Financial Statements

EMRISE CORPORATION

Consolidated Statements of Cash Flows (Continued)

(in thousands)

	Year Ended
	December 31,
	2008	2007
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:

Interest	$1,602	$635

Income taxes	$706	$519

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Fair value of warrants issued	$183	$1,300

Acquisition of equipment through capital lease	$511	$—

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and each of its subsidiaries, after elimination of intercompany accounts and transactions.  Certain prior years’ amounts have been reclassified to conform to the current year presentation.

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

Inventories

The Company’s finished goods electronic devices inventories generally are built to order.  The Company’s communications equipment inventories generally are built to forecast, which requires production of a larger amount of finished goods in the communications equipment business so that customers can be served promptly.  The Company’s products consist of numerous electronic parts and other materials, which necessitates the exercise of detailed inventory management.  The Company values its inventory at the lower of the actual cost to purchase or manufacture the inventory (first-in, first-out) or the current estimated market value of the inventory (net realizable value). The Company performs cycle counts of inventories using an ABC inventory methodology, which groups inventory into cycle counting categories, or conducts physical inventories at least once a year.  The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on its estimated forecast of product demand and production requirements for the next 12 to 24 months. Additionally, to determine inventory write-down provisions, the Company reviews product line inventory levels and

EMRISE CORPORATION

Notes to Consolidated Financial Statements

individual items as necessary and periodically reviews assumptions about forecasted demand and market conditions.  Any inventory that the Company determines to be obsolete, either in connection with the physical count or at other times of observation, are reserved for and subsequently written-off.  As of December 31, 2008, total inventory reserves amounted to $5.6 million of which $4.0 million, or 21% of total inventory, related to the electronic devices segment and $1.6 million, or 8% of total inventory, related to the communications equipment segment.

The electronics devices and communications equipment industries are characterized by rapid technological change, frequent new product development, and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Also, estimates of future product demand may prove to be inaccurate, in which case the Company may have understated or overstated the provision required for excess and obsolete inventory. Although the Company makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of the Company’s inventory and its reported operating results.

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

Goodwill and Other Intangible Assets

Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” disallows the amortization of goodwill and provides for impairment testing of goodwill carrying values on an annual basis or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The Company’s reporting units have been identified as electronic devices and communications equipment.  The Company performed its annual required tests of impairment as of December 31, 2008 and 2007 for goodwill in the electronic devices and the communications equipment reporting units.  As a result of this annual test, in 2008 the Company incurred a loss on the impairment of goodwill and indefinite lived intangible assets of $6.6 million within the Company’s communications equipment segment.  In

EMRISE CORPORATION

Notes to Consolidated Financial Statements

assessing the potential impairment of goodwill, the Company considers forecasted financial performance of the acquired businesses to determine the fair value of the respective assets. Due to a decline in the forecasted financial performance of the communications equipment segment, the estimated fair market value of that segment’s intangible assets declined as compared to the carrying value of such assets on the Company’s balance sheet.  As a result, the 2008 impairment charge reflects the write down of substantially all of the carrying value of the goodwill and other intangible assets for the communications equipment segment.

Intangible assets with identifiable useful lives are amortized using the straight-line method over their useful lives.  Definite-lived intangible assets are stated at cost, less accumulated amortization, and are amortized on the straight-line method over their estimated useful lives ranging from two to twenty years.  The Company periodically reviews the original estimated useful lives of long-lived assets and makes adjustments when appropriate.  Intangible assets with finite useful lives are tested for impairment whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable.  The Company evaluates its intangible assets for impairment by comparing the future undiscounted cash flows of the underlying assets to their respective carrying amounts.

Product Warranty Liabilities

Generally, the Company’s products carry a standard one-year, limited parts and labor warranty.  In certain circumstances, the Company provides a two-year limited parts and labor warranty on communications test instruments and network access products.  The Company offers extended warranties beyond two years for an additional cost to its customers.  Products returned under warranty typically are tested and repaired or replaced at the Company’s option.  Historically, the Company has not experienced significant warranty costs or returns.

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

Reverse Stock Split

On November 19, 2008, the Company completed a board of directors approved 1-for-3.75 reverse split of its common stock.  All common stock, stock options and warrants to purchase common stock and earnings per share amounts have been retroactively restated as if the reverse stock split occurred at the beginning of the periods presented.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the modified prospective method of SFAS No. 123R, which requires the measurement and recognition of compensation expense for all stock-based compensation awards made to employees and directors based on estimated fair values.

The Company estimates the fair value of its stock option plans using the Black-Scholes option pricing model (the “Option Model”).  The Option Model requires the use of subjective and complex assumptions, including the option’s expected term and the estimated future price volatility of the underlying stock, which determine the fair value of the stock-based awards.  In accordance with the provisions of SFAS No. 123R, stock-based compensation expense recognized during a period is based on the value of the portion of the stock-based awards that are expected to vest with employees.  Accordingly, the recognition of stock-based compensation expense has been reduced for estimated future forfeitures.  SFAS No. 123R requires forfeitures to be estimated at the time of grant with adjustments recorded in subsequent period compensation expense if actual forfeitures differ from those estimates.

The following weighted average assumptions were used for stock options granted during the year ended December 31:

EMRISE CORPORATION

Notes to Consolidated Financial Statements

	2008	2007
Dividend yield	None	None
Expected volatility	63%	83%
Risk-free interest rate	2.53%	4.71%
Expected term	6 years	7 years
Weighted average fair value per share at grant date	$1.25	$0.90

Loss Per Share

Loss per share is calculated according to SFAS No. 128, “Earnings Per Share.” Basic loss per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding during the year. Diluted loss per share reflects the potential dilution of securities that could share in the earnings of the Company.

Foreign Currency Translation

The accounts of foreign subsidiaries have been translated using the local currency as the functional currency. Accordingly, foreign currency denominated assets and liabilities have been translated to U.S. dollars at the current rate of exchange on the balance sheet date and at the average for the period reported for the statement of operations. The effects of translation are recorded either within our statement of operations under the caption “other income (expense)” or as a separate part of our net equity under the caption “accumulated other comprehensive income (loss).”  Exchange gains and losses arising from transactions denominated in foreign currencies are translated at the exchange rates applicable on the dates of the transactions and are included in operations.

Concentration of Credit Risk

Financial instruments, which potentially expose the Company to concentration of credit risk, consist primarily of cash and accounts receivable. The Company places its cash with high quality financial institutions. At times, cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation.

The Company’s accounts receivable result from sales to a broad customer base. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history and generally does not require collateral. Accounts receivable are generally due within 30 days in the Company’s U.S., England and France operations and are stated net of an allowance for doubtful accounts. Accounts outstanding for longer than the contractual payment terms are considered past due. Provisions for uncollectible accounts are made based on the Company’s specific assessment of the collectibility of all past due accounts. Credit losses are provided for in the financial statements and consistently have been within management’s expectations.  No customer represented 10% or more of the Company’s total net sales during 2008 or 2007.

Revenue Recognition

The Company derives revenues from sales of electronic devices and communications equipment products and services.  The Company’s sales are based upon written agreements or purchase orders that identify the type and quantity of the item and/or services being purchased and the purchase price.  The Company recognizes revenues when shipment of products has occurred or services have been rendered, no significant obligations remain on the part of the Company, and collectability is reasonably assured based on the Company’s credit and collections practices and policies.

The Company recognizes revenues from U.S. sales of RO Associates Incorporated and all of its U.S. communications equipment business units at the point of shipment of those products.  An estimate of warranty cost is recorded at the time the revenue is recognized.  Product returns are infrequent and require prior authorization because sales are final and the Company quality tests its products prior to shipment to ensure products meet the specifications of the binding purchase orders

EMRISE CORPORATION

Notes to Consolidated Financial Statements

under which those products are shipped. Normally, when a customer requests and receives authorization to return a product, the request is accompanied by a purchase order for a repair or for a replacement product.

Revenue recognition for products and services provided by the Company’s subsidiaries in England and its U.S. subsidiary, ACC, depends upon the type of contract involved.  Engineering/design services contracts generally entail design and production of a prototype over a term of up to several years, with revenue deferred until each milestone defined in the contract is reached.  Production contracts provide for a specific quantity of products to be produced over a specific period of time.  Customers issue binding purchase orders or enter into binding agreements for the products to be produced.  The Company recognizes revenues on these orders as the products are shipped.  Returns are infrequent and permitted only with prior authorization because these products are custom made to order based on binding purchase orders and are quality tested prior to shipment.  An estimate of warranty cost is recorded at the time revenue is recognized.

The Company recognizes revenues for products sold by its subsidiary in France at the point of shipment.  Customer discounts are included in the product price list provided to the customer.  Returns are infrequent and permitted only with prior authorization because these products are shipped based on binding purchase orders and are quality tested prior to shipment.  An estimate of warranty cost is recorded at the time revenue is recognized.

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

Shipping and Handling Costs

The Company records shipping and handling costs in cost of goods sold.  Shipping and handling costs were $160,000 and $320,000 in 2008 and 2007, respectively.

Advertising Costs

Advertising costs are charged to expense as incurred.  Advertising costs for 2008 and 2007 were immaterial.

Income Taxes

Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities at the applicable tax rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The Company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary.  The factors used to assess the likelihood of realization are the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.  Failure to achieve forecasted taxable income in applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company’s effective tax rate on future earnings. The provision for income taxes represents the tax payable for the year and the change during the year in deferred tax assets and liabilities.

The Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, on January 1, 2007. The implementation of FIN 48 did not result in a material adjustment to the Company’s liability for unrecognized income tax benefits. At the time of adoption and as of December 31, 2008, the Company had recorded no net unrecognized tax benefits.

EMRISE CORPORATION

Notes to Consolidated Financial Statements

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

	Year Ended
	December 31,
	2008	2007

Net loss	$(7,440)	$(1,928)
Other comprehensive income (loss):
Foreign currency translation adjustment	(3,881)	356
Comprehensive loss	$(11,321)	$(1,572)

NOTE 2 — LIQUIDITY

The Company incurred a $7.4 million net loss for 2008, including a write off of intangible and goodwill assets of $6.6 million, and a $1.9 million net loss for 2007.  If the Company’s net losses continue, it may experience negative cash flow, which may hamper current operations and may prevent the Company from expanding its business.  Additionally, such losses may result in a default on the Company’s debt covenants associated with its credit facility.  The Company may be unable to attain, sustain or increase profitability on a quarterly or annual basis in the future. If the Company does not achieve, sustain or increase profitability, its stock price may decline.  Additionally, the Company has agreed with its Lender to raise at least $2 million in net proceeds through the sale of EMRISE Corporation stock by no later than September 30, 2009.  Under the terms of Amendment Number 4, we are obligated to remit to our Lender  $500,000 with respect to the first $2,000,000 of net cash proceeds received in connection with the sale of stock, 50% of the next $1,000,000 of net cash proceeds received in connection with the sale of stock, and 30% of the net cash proceeds in excess of the first $3,000,000 received in connection with the sale of stock.  The Company is currently evaluating a number of options to meet this obligation under its credit facility.  Given current economic and financial market conditions even a small equity raise could prove difficult.

The Company believes that current and future capital resources, revenues generated from operations and other existing sources of liquidity, including its existing credit facility, will be adequate to meet its anticipated short term, working capital and capital expenditures needs for at least the next 12 months.  However, if the Company experiences a significant loss of revenue or increase in costs, its cash flow could be negatively impacted resulting in a cash flow deficit.

NOTE 3 — ACQUISITION OF ADVANCED CONTROL COMPONENTS

On May 23, 2008, the Company and its wholly-owned subsidiary, EMRISE Electronics Corporation (“EEC”) entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) pursuant to which EEC agreed to acquire Custom Components, Inc. (“CCI”) and its operating subsidiary, Advanced Control Components, Inc. (“ACC”).  On August 20, 2008, the Stock Purchase Agreement was amended pursuant to Amendment No. 1 to Stock Purchase Agreement (the “Amendment to Purchase Agreement,” and collectively with the Stock Purchase Agreement, the “Purchase Agreement”) to, among other things, reduce the initial purchase price for all of the capital stock of both CCI and ACC to $12,400,000, subject to adjustments for working capital and net cash.  Additionally, pursuant to the terms of the Amendment to Purchase Agreement, the Company is obligated to pay interest on a principal amount of $600,000 at a rate equal to the prime rate as reported in The Wall Street Journal on August 20,

EMRISE CORPORATION

Notes to Consolidated Financial Statements

2008 plus 1% for the period commencing on August 20, 2008 and ending on the later of November 18, 2008 or the actual date such interest payment is made.

The closing of the Purchase Agreement occurred on August 20, 2008.  Under the terms of the Purchase Agreement, EEC acquired all of the issued and outstanding shares of common stock of CCI and all of the issued and outstanding shares of common stock of ACC not owned by CCI (the “Acquisition”).  In addition to the purchase price, the Company is obligated to pay up to an additional $3,000,000 in cash if ACC meets certain operating income targets for one or both of the two 12 month periods following the closing.  Additionally, EEC issued Subordinated Secured Contingent Promissory Notes (the “Notes”) to each of the Sellers in the aggregate principal amount of $2,000,000.  The Notes become payable if ACC meets certain operating income thresholds during the first and second 12 month periods after August 20, 2008.  The Notes bear interest at a rate per annum equal to the prime rate as reported in The Wall Street Journal plus 1%.

In determining the purchase price for the Acquisition, the Company took into account the historical and expected earnings and cash flow of ACC, as well as the value of companies of a size and in an industry similar to ACC, comparable transactions and the market for such companies generally.  The purchase price represented a premium of approximately $4.1 million over the recorded net worth of ACC’s assets.

In conjunction with the Acquisition, the Company commissioned a valuation firm to assist it in determining the fair value of ACC’s tangible assets and the portion of the purchase price that should be allocated to identifiable intangible assets.  The Company considered whether the Acquisition included various types of identifiable intangible assets, including trade names, trademarks, patents, covenants not to compete, customers, backlog, workforce, technology and software.  As a result of the procedures performed by the valuation firm and the evaluation of management, the Company determined and recorded the value of the tangible and intangible assets in its Condensed Consolidated Balance Sheets in accordance with the purchase price allocation.  The Company has estimated and recorded the identified intangible assets as follows:  trade name of $1,570,000; covenant not to compete of $60,000; backlog of $570,000; and customer relationships of $2,550,000.

The following table summarizes the assets and liabilities assumed in connection with the Acquisition (in thousands):

Accounts receivable	$2,185
Inventories	1,848
Property and equipment	1,545
Intangible assets, net	4,750
Goodwill	4,073
Other assets	244
Total assets acquired	14,645
Accounts payable and accrued liabilities	(1,678)
Other liabilities	(611)
Total liabilities assumed	(2,289)
Net assets acquired	$12,356

The following table summarizes, on a pro forma basis, the unaudited combined results of operations of the Company and ACC as though the Acquisition occurred as of January 1, 2007.  The pro forma adjustments are based upon available information and assumptions that management believes reasonably reflect the transaction.  The Company presents the pro forma results of operations for informational purposes only.  The pro forma results of operations are not necessarily indicative of what the Company’s results of operations would have been had the Company completed the Acquisition as of the dates indicated.  In addition, the pro forma financial statements do not purport to project the future financial position or operating results of the combined company.

EMRISE CORPORATION

Notes to Consolidated Financial Statements

	For the Years Ended
	December 31,
	unaudited
	2008	2007

Net sales	$67,840	$65,344

Net loss	$(2,617)	$(1,277)

Loss per share:
Basic	$(0.26)	$(0.13)
Diluted	$(0.26)	$(0.13)

Weighted average shares outstanding:
Basic	10,204	10,204
Diluted	10,204	10,204

EMRISE CORPORATION

Notes to Consolidated Financial Statements

NOTE 4 — INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consisted of the following at December 31 (in thousands):

	2008	2007

Raw materials	$10,897	$9,292
Work-in-process	3,513	4,540
Finished goods	4,915	3,956
Reserves	(5,609)	(6,124)
Total inventories, net	$13,716	$11,664

NOTE 5 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of December 31 (in thousands):

	2008	2007

Land and buildings	$403	$419
Machinery, equipment and fixtures	5,579	4,582
Leasehold improvements	741	944
Capital leases	270	270
	6,993	6,215
Accumulated depreciation	(3,803)	(3,988)
Total property, plant and equipment	$3,190	$2,227

The Company recorded depreciation expense associated with its property, plant and equipment of $0.8 million and $0.8 million for the years ended December 31, 2008 and 2007, respectively.

NOTE 6 — DEBT ISSUANCE COSTS

On November 30, 2007, the Company and its direct subsidiaries, EEC, CXR Larus Corporation and RO Associates Incorporated (collectively, the “Borrowers”) entered into a credit facility (see Note 9 and 10).  In connection with the credit facility, the Company incurred $1.3 million of debt issuance costs, which in included in “Other assets” in the accompanying consolidated balance sheets and is being amortized over three years, the term of the related financing, using the straight-line method, which approximates the interest rate method.  Deferred debt issuance costs amortized to interest expense were $462,000 and $35,000 in 2008 and 2007, respectively.  Assuming no additions or adjustments in debt issuance costs, annual amortization of debt issuance costs to interest expense is estimated to be approximately $558,000 in 2009 and $511,000 in 2010.

EMRISE CORPORATION

Notes to Consolidated Financial Statements

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS

Goodwill for the Company’s reporting units consisted of the following at December 31 (in thousands):

	2008	2007
Electronic Devices	$9,657	$7,295
Communications Equipment	—	5,834
	$9,657	$13,129

The Company performed its annual required tests of impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” as of December 31, 2008 and 2007 for each of its reporting units.  No additions, disposals or impairment adjustments were made to goodwill balances during 2007.  During 2008, the Company acquired ACC, which added $4.1 million in goodwill to its balance sheet.  Additionally, the Company’s SFAS No. 142 annual test reflected an impairment of goodwill for its communications equipment reporting unit of $5.8 million and indefinite-lived intangible assets of $0.8 million.  The Company incurred a total impairment charge of $6.6 million associated with this valuation.

The following table reflects changes in our goodwill balances, by segment, for the year ended December 31, 2008 (in thousands):

	Electronic	Communications
	Devices	Equipment	Total

Balance at December 31, 2006	$7,161	$5,834	$12,995
Foreign currency translation	134	—	134
Balance at December 31, 2007	7,295	5,834	13,129
Acquisition of ACC	4,073	—	4,073
Impairment of goodwill	—	(5,834)	(5,834)
Foreign currency translation	(1,711)	—	(1,711)
Balance at December 31, 2007	$9,657	$—	$9,657

Other changes to goodwill balances were related to foreign currency translation adjustments on foreign goodwill amounts.

EMRISE CORPORATION

Notes to Consolidated Financial Statements

Other intangible assets consist primarily of trademarks, trade names and technology acquired.  The original cost and accumulated amortization of these intangible assets consisted of the following at December 31 (in thousands):

	2008			2007
	Electronic	Communications		Electronic	Communications
	Devices	Equipment	Total	Devices	Equipment	Total

Intangibles with definite lives:
Technology acquired	$500	$1,150	$1,650	$500	$1,150	$1,650
Customer relationships	2,900	200	3,100	350	200	550
Trade name	1,570	—	1,570	—	—	—
Covenant-not-to-compete	260	—	260	200	—	200
Patents	29	—	29	29	—	29
Patents-in-progress	144	—	144	96	—	96
Backlog	770	—	770	200	—	200
	6,173	1,350	7,523	1,375	1,350	2,725
Accumulated amortization	(978)	(608)	(1,586)	(584)	(472)	(1,056)
Carrying Value	5,195	742	5,937	791	878	1,669

Intangibles with indefinite lives:
Trademarks and trade names	850	—	850	850	750	1,600
Total intangible assets, net	$6,045	$742	$6,787	$1,641	$1,628	$3,269

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reevaluates the carrying value of identifiable intangible and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  No events or changes in circumstances occurred during 2008 that would have required an impairment analysis to be performed.

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the assets, annual amortization expense on intangible assets is estimated to be approximately $906,000 in 2009, $516,000 in 2010 and $496,000 in 2011, 2012 and 2013.  The Company’s current intangible assets have a weighted average remaining useful life of approximately 9 years.

NOTE 8 — ACCRUED LIABILITIES

Accrued expenses as of December 31 consisted of the following (in thousands):

	2008	2007
Accrued payroll and benefits	$1,951	$1,142
Advance payments from customers	1,364	1,712
Warranty reserve	268	352
Bank overdrafts	685	711
Foreign currency exposure provision	870	—
Accrued interest	500	119
Other accrued expenses	1,455	1,399
Total accrued expenses	$7,093	$5,435

No other individual item represented more than 5% of total current liabilities.

EMRISE CORPORATION

Notes to Consolidated Financial Statements

NOTE 9 — LINES OF CREDIT

The Company and its direct subsidiaries, EEC, CXR Larus Corporation and RO Associates Incorporated (collectively, the “Borrowers”) are parties to a Credit Agreement (as amended from time to time the “Credit Agreement”), as amended, with GVEC Resource IV Inc. (the “Lender”) providing for a credit facility in the original aggregate amount of $23,000,000 and is secured by accounts receivable, other rights to payment and general intangibles, inventories and equipment. The credit facility includes a one year revolving credit facility for up to $7,000,000 that may be renewed up to two times, each for a period of one year,, at the Company’s option, provided that certain conditions precedent are met (the “Revolver”).  The credit facility also includes two term loans (see Note 10).

The Revolver is formula-based and which generally provides that the outstanding borrowings under the line of credit may not exceed an aggregate of 85% of eligible accounts receivable, plus 10% of the value of eligible raw materials not to exceed $600,000, plus 50% of the value of eligible finished goods inventory not to exceed $1,500,000, minus the aggregate amount of reserves that may be established by the Lender.  The Revolver has a maturity date of November 30, 2009 unless it is renewed, in which case the maturity date will be extended to November 30, 2010.

Interest on the Revolver is payable monthly.  The interest rate is variable and is adjusted monthly based on prime rate as published in the “Money Rates” column of The Wall Street Journal (the “Base Rate”) plus 1.25%, subject to a minimum rate of 9.5%.  The interest rate in effect as of December 31, 2008 was the minimum rate of 9.5%.  The Revolver is subject to various financial covenants on a consolidated basis including the following: EBITDA, measured on a fiscal quarter-end basis, must not be less than the scheduled amount for each specified period; the debt service coverage ratio, measured quarterly, must be greater than the lesser of the scheduled amount for each specific period or 1.10:1.00; the leverage ratio, measured quarterly, must not be greater than 1.25:1.00; and the Company must not incur capital expenditures in any fiscal year in excess of $500,000.  As of December 31, 2008, the Company was in default of the minimum EBITDA measure described above; which default has been waived by the Lender.  The Credit Facility was amended subsequent to December 31, 2008 and includes revised financial covenants (see Note 21).

As of December 31, 2008, the Company had outstanding borrowings of $4.1 million under the Revolver with remaining availability under the formula-based calculation of $2.9 million.

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

EMRISE CORPORATION

Notes to Consolidated Financial Statements

NOTE 10 — LONG-TERM DEBT

On August 20, 2008, in connection with the acquisition of ACC and CCI as discussed in Note 2, the Borrowers and the Lender entered into a Amendment Number 1 to Loan Documents (“Amendment to Loan Documents”), pursuant to which certain terms of the Credit Facility were amended to, among other things, include ACC and CCI as Borrowers and to provide for another term loan in the principal amount of $3,000,000 (the “Term Loan C).  The credit facility, as so amended, provides for a credit facility in the aggregate amount of $26,000,000 (the “Credit Facility”).

The Credit Facility consists of (i) the Revolver, (ii) a three year term loan in the principal amount of $6,000,000 which was fully funded on November 30, 2007 (“Term Loan A”), (iii) a term loan in the principal amount of $10,000,000 (“Term Loan B”), and (iv)  Term Loan C.  Term Loans B and C were fully funded on August 20, 2008 in connection with the acquisition of ACC.  Term Loan B requires scheduled payments commencing June 2009 and regular payments thereafter until the loan is paid in full in November 2010.  Term Loan C was required to be paid in full by February 15, 2009.

In order to facilitate the repayment of the Term Loan C, the Company also agreed with the Lender to raise at least $5 million in net proceeds through either the sale of assets of the Company or any of its subsidiaries or through the sale of equity of the Company by no later than February 15, 2009.  The Credit Facility was amended subsequent to December 31, 2008 (see Note 21).

The Term Loans A and B bear interest at the Base Rate plus 4.25%, subject to a minimum rate of 12.5%, and require interest only payments in the first year, scheduled principal plus interest payments in years two and three, and a final balloon payment at the end of year three.  Term Loan C bears interest at the rate of 14% per annum.  Interest on the Term Loans is payable monthly.  The Borrowers may make full or partial prepayment of the Term Loans provided that any such prepayment is accompanied by the applicable prepayment premium as discussed in Note 7.

As part of the consideration for entering into the Credit Agreement, the Company issued warrants to purchase 2.9 million shares of the Company’s common stock (see Note 11) with a fair value of $1.3 million, which was accounted for as a discount to the Credit Facility and is amortized over the term of the Credit Agreement.  On August 20, 2008, the warrants were repriced resulting in an increase of fair value of $0.2 million for a total adjusted debt discount of $1.5 million, which is amortized over the remaining term of the Amended Credit Facility.

The Company has capital leases relating to capital equipment.  The leases generally contain bargain purchase options and expire at various dates through December 31, 2017.  Capitalized lease obligations are calculated using interest rates appropriate at the inception of the lease and range from 6% to 18%.  Leases are amortized over the lease term using the effective interest method.

The following table is a summary of long-term debt, excluding loans from stockholders, as of December 31 (in thousands):

EMRISE CORPORATION

Notes to Consolidated Financial Statements

	2008	2007
Term Loan A	$5,950	$6,000
Term Loan B	10,000	—
Term Loan C	3,000	—
Term notes payable to U.S. commercial lenders	66	112
Capitalized lease obligations	630	52
	19,646	6,164
Unamortized discount on debt	(980)	(1,264)
	18,666	4,900
Current portion of long-term debt	(5,164)	(71)
Long-term debt	$13,502	$4,829

Principal maturities related to long-term debt, including loans from stockholders (see Note 15), as of December 31, 2008, were as follows (in thousands):

	Term Loan A	Term Loan B	Term Loan C	Term notes payable to U.S. commercial lender	Capitalized Lease Obligations	Stockholder Notes (Note 18)
Year ending December 31,
2009	$670	$1,167	$3,000	$43	$284	$542
2010	5,280	8,833	—	12	176	250
2011	—	—	—	11	170	—
2012	—	—	—	—	—	—
Thereafter	—	—	—	—	—	—
	$5,950	$10,000	$3,000	$66	$630	$792

NOTE 11 — STOCK-BASED COMPENSATION

At December 31, 2008, a variety of the Company’s stock-based compensation grants or awards were outstanding for employees (including executive officers) and members of the board of directors. All stock-based compensation plans were approved by the Company’s board of directors.

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

EMRISE CORPORATION

Notes to Consolidated Financial Statements

•                  The 1997 Stock Incentive Plan (the “1997 Plan”) provides that options granted may be either qualified or nonqualified stock options and are required to be granted at fair market value on the date of grant. Subject to termination of employment, options may expire up to ten years from the date of grant and are nontransferable other than in the event of death, disability or certain other transfers that the committee of the board of directors administering the 1997 Plan may permit. Up to 1,600,000 stock options were authorized to be granted under the 1997 Plan. The board of directors does not intend to issue any additional options under this plan.

•                  The 2000 Stock Option Plan was adopted by the board of directors in November 2000 and approved by the stockholders on January 16, 2001. The board of directors adopted the Amended and Restated 2000 Stock Option Plan (the “2000 Plan”) effective as of August 3, 2001. Under the 2000 Plan, options granted may be either incentive or nonqualified options. Incentive options must have an exercise price of not less than the fair market value of a share of common stock on the date of grant. Nonqualified options must have an exercise price of not less than 85% of the fair market value of a share of common stock on the date of grant. Up to 2,000,000 options may be granted under the 2000 Plan. No option may be exercised more than ten years after the date of grant.  The board of directors does not intend to issue any additional options under this plan.

•                  The 2007 Stock Incentive Plan (the “2007 Plan”) was adopted by the board of directors in November 2007 and approved by the stockholders on December 12, 2007. Under the 2007 Plan, the administrator may grant or issue stock options (incentive or nonqualified), stock appreciation rights (“SARs”), restricted stock, restricted stock units, performance awards and stock payments, or any combination thereof..  Up to 5,000,000 shares of common stock may be granted pursuant to awards under the 2007 Plan.  Incentive and nonqualified options must have an exercise price of not less than the fair market value of a share of common stock on the date of grant and may not be exercised more than ten years after the date of grant.  However, incentive options granted to an individual who owns (or is deemed to own) more than 10% of the total combined voting power of all class of EMRISE stock must have an exercise price of not less than 110% of the fair market value of a share of common stock on the date of grant and may not be exercised more than five years after the date of grant.  The base price of any SAR granted under the 2007 Plan must be at least 100% of the fair market value of a share of common stock on the date of grant.  SARs will be settled in shares of common stock.  Restricted stock may have a price as determined by the administrator.  Restricted stock units entitle the holder to receive vested shares of common stock.  Neither restricted stock or restricted stock units may be sold or otherwise hypothecated or transferred.  Performance awards will be paid in shares of common stock and may be granted to employees, consultants or independent directors based on specific performance criteria.  Stock payments may be issued to employees, independent directors or consultants in the form of common stock or an option or other right to purchase common stock and may be issued as part of a deferred compensation arrangement that would otherwise be paid in cash.

EMRISE CORPORATION

Notes to Consolidated Financial Statements

On November 19, 2008, the Company completed a board of directors approved 1-for-3.75 reverse split of its common stock.  All common stock, stock options and warrants to purchase common stock and earnings per share amounts have been retroactively restated as if the reverse stock split occurred at the beginning of the periods presented.

Stock option activity for the years ended December 31, 2008 and 2007 was as follows:

	2008		2007
		Weighted		Weighted
		Average		Average
	Shares	Exercise	Shares	Exercise
	(in 000’s)	Price	(in 000’s)	Price
Outstanding, beginning of year	482	$4.20	524	$4.05
Granted	265	$2.58	20	$4.35
Exercised(1)	—	$—	(46)	$1.50
Forfeited (including expirations)	(52)	$4.71	(16)	$7.50
Outstanding, end of year	695	$3.47	482	$4.20
Exercisable, end of year	432	$4.01	462	$4.20

(1) Exercised at option prices ranging from $0.75 to $3.75 during 2007.

The total fair value of options that vested during the years ended December 31, 2008 and 2007, was approximately $71,000 and $72,000, respectively. As of December 31, 2008, the Company had 432,000 million fully-vested stock options, with a weighted average exercise price of $4.01 and remaining term of 4.9 years. The Company expects that 263,000 stock options (after forfeitures), with a weighted-average exercise price of $2.58 and remaining term of 9.6 years, will vest in the future. The aggregate intrinsic value is approximately $1.5 million for unvested and vested options at December 31, 2008 based on the Company’s average common stock closing price in 2008.

The Company received $68,000 from the exercise of stock options in 2007.  The tax benefit realized was de minimis. For options exercised during the year ended December 31, 2007, the difference between the fair value of the common shares issued and their respective exercise price was approximately $134,000.  There were no exercises of stock options during 2008.

The following table summarizes information about stock options outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Options	Remaining	Exercise	Options	Exercise
Range of Exercise Prices	(in 000’s)	Life in Years	Price	(in 000’s)	Price
$0.75 to $1.00	46	0.9	$0.75	46	$0.75
$1.01 to $3.00	264	6.7	$1.91	120	$1.58
$3.01 to $5.00	241	7.8	$3.39	122	$3.72
$5.01 to $7.50	144	6.9	$7.34	144	$7.34
Total options	695			432

EMRISE CORPORATION

Notes to Consolidated Financial Statements

Total stock-based compensation expense included in wages, salaries and related costs was $88,000 and $69,000 for the year ended December 31, 2008 and 2007, respectively. These compensation expenses were charged to selling, general and administrative expenses. As of December 31, 2008, the Company had $286,000 of total unrecognized compensation expense related to stock option grants, which will be recognized over the remaining weighted average period of 2.4 years.

NOTE 12 — WARRANTS

During 2007, the Company issued to a financial advisor a five-year warrant to purchase up to 8,334 shares of the Company’s common stock on a cash or cashless basis at an exercise price equal to $4.31 per share.  The estimated fair value of the warrants was $17,000, which was calculated using the Black-Scholes pricing model with the following assumptions:  risk free interest rate of 4.5%, expected life of 2.5 years, no dividend yield and an expected volatility of 75%.

In connection with entering into the Credit Facility (discussed in Notes 9 and 10), the Company issued a seven year warrant to Private Equity Management Group LLC (“PEM”) to purchase up to approximately 776,000 shares of the Company’s common stock on a cash or cashless basis at an exercise price of $4.13 per share.  The estimated fair value of the warrants was $1.3 million, which was calculated using the Black-Scholes pricing model with the following assumptions:  risk free interest rate of 3.1%, expected life of 7 years, no dividend yield and an expected volatility of 59%.  On August 20, 2008, in connection with the acquisition of ACC, the Company repriced these warrants.  The repricing allows PEM to purchase up to approximately 388,000 shares of the Company’s common stock on a cash or cashless basis at an exercise price of $1.99 per share and 388,000 shares at an exercise price of $3.06 per share.  The repricing increased the estimated fair value of the warrants by $0.2 million, which was calculated using the Black Scholes pricing model with the following assumptions: risk free interest rate of 2.51%, expected life of 2.5 years, no dividend yield and an expected volatility of 65%.  The warrants were originally accounted for as debt discount and the adjustment resulting from the repricing of the warrants increased the debt discount, which is being amortized over the remaining life of the Credit Facility.

The following table reflects warrants outstanding and related activity for warrants authorized for issuance by the board of directors to certain officers, directors, stockholders, key employees and other parties:

				Average
		Weighted	Weighted	Intrinsic
	Number	Average	Average	Value
	of Shares	Exercise	Remaining	(in-the-money)
	(in 000’s)	Price	Life in Years	Warrants

Balance outstanding at December 31, 2006	1,110	$6.41
Warrants issued	784	$4.13
Warrants cancelled	(60)	$4.99
Balance outstanding at December 31, 2007	1,834	$6.41

Warrants issued	—	$—
Warrants exercised	—	$—
Warrants cancelled	(36)	$6.58

Balance outstanding at December 31, 2008	1,798	$4.76	3.2	$46

There were approximately 388,000 warrants outstanding at December 31, 2008 where the exercise price was below the market price for the Company’s shares (in-the-money).

EMRISE CORPORATION

Notes to Consolidated Financial Statements

NOTE 13 — LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average common shares outstanding during a period.  Diluted loss per share is based on the treasury stock method and includes the dilutive effect of stock options and warrants outstanding during the period.  Common share equivalents have been excluded where their inclusion would be anti-dilutive.  As a result of the loss incurred by the Company for all periods presented, the potentially dilutive common shares have been excluded because their inclusion would have been anti-dilutive.  The following table illustrates the computation of basic and diluted loss per share for the years ended December 31, 2008 and 2007 (in thousands, except per share amounts):

	2008	2007

NUMERATOR:
Net loss	$(7,440)	$(1,928)

DENOMINATOR:
Basic weighted average common shares outstanding	10,204	10,180
Effect of dilutive securities:
Dilutive stock options and warrants	—	—
Diluted weighted average common shares outstanding	10,204	10,180

Basic loss per share	$(0.73)	$(0.19)

Diluted loss per share	$(0.73)	$(0.19)

The following table shows the common stock equivalents that were outstanding as of December 31, 2008 and 2007, but were not included in the computation of diluted earnings per share as a result of the loss incurred by the Company or because the options’ or warrants’ exercise price was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive:

		Range of
	Number of	Exercise Price
	Shares	Per Share

Anti-dilutive common stock options:
As of December 31, 2008	531,000	$2.18 – $7.50
As of December 31, 2007	212,000	$4.24 – $7.50

Anti-dilutive common stock warrants:
As of December 31, 2008	1,410,000	$4.31 – $6.49
As of December 31, 2007	1,834,000	$4.13 – $7.50

EMRISE CORPORATION

Notes to Consolidated Financial Statements

NOTE 14 — INCOME TAXES

The Company files a consolidated U.S. federal income tax return. This return includes all domestic companies 80% or more owned by the Company. State tax returns are filed on a consolidated, combined or separate basis depending on the applicable laws relating to the Company and its domestic subsidiaries.

The Company’s income before provision for income taxes was generated from the U.S. and foreign operations for the years ended December 31 as follows (in thousands):

	2008	2007

Earnings (loss) before income taxes:
U.S.	$(9,649)	$(5,365)
Foreign	2,529	4,171
Earnings (loss) before income taxes	$(7,120)	$(1,194)

The Company’s provision for income taxes consisted of the following for the years ended December 31 (in thousands):

	2008	2007
Current
Federal	$—	$—
State	98	12
Foreign	806	666
Total current	904	678

Deferred
Federal	(277)	—
State	—	—
Foreign	(307)	56
Total deferred	(584)	56
Total provision for income taxes	$320	$734

Income tax expense (benefit) differed from the amount obtained by applying the statutory federal income tax rate of 34% to income before income taxes as follows for the years ended December 31 (in thousands):

	2008	2007
Federal income tax at statutory rates	$(3,281)	$(1,498)
State income taxes, net of federal benefit	(287)	(131)
Foreign income taxes	(362)	226
Changes in valuation allowances	2,057	2,139
Permanent differences	2,193	(2)
	$320	$734

EMRISE CORPORATION

Notes to Consolidated Financial Statements

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows as of December 31 (in thousands):

	2008	2007
Current deferred tax assets:
Allowance for doubtful accounts	$125	$72
Inventory reserves and uniform capitalization	1,200	1,081
Other accrued liabilities	848	621
	2,173	1,774
Valuation allowance-current deferred tax assets	(1,808)	(1,574)
Total current deferred tax assets	365	200

Long-term deferred tax assets:
Depreciation on property, plant & equipment	58	370
Deferred compensation	366	218
Alternative minimum tax credit carryforwards	142	142
Capital loss carryforwards	—	136
Net operating loss carryforwards	8,692	7,988
	9,258	8,854
Valuation allowance-long-term deferred tax assets	(6,923)	(8,237)
Total long-term deferred tax assets	2,335	617

Deferred tax liabilities:
Intangible assets other than goodwill	(2,203)	(904)
Total deferred tax liabilities (long-term)	(2,203)	(904)
Net deferred tax asets (liabilities)	$497	$(87)

The Company had federal and state net operating loss carryforwards of approximately $28.4 million and $26.4 million as of December 31, 2008 and 2007, respectively, that expire at various dates through 2028. As of December 31, 2008 and 2007, the Company recorded a valuation allowance on the deferred tax asset. Management believes sufficient uncertainty exists regarding the realizability of the deferred tax asset items and that a valuation allowance is required. Management considers projected future taxable income and tax planning strategies in making this assessment. For the years ended December 31, 2008 and 2007, management recorded a decrease in its valuation allowances of $1.1 million and an increase of $2.7 million, respectively, based on the domestic book income in 2008 and 2007 and projections for future taxable income over periods that the deferred assets are deductible. The amount of the deferred tax assets considered realizable, however, could materially change in the near future if estimates of future taxable income during the carryforward period are changed.

Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration or elimination of the net operating loss and tax credit carryforwards before utilization. As a result of a merger in 1997 the Company experienced a more than 50% ownership change for federal income tax purposes. Of the pre-1997 net operating loss carryforwards subject to limitation, approximately $276,000 per year is available to offset future federal taxable income.

The Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” on January 1, 2007. The implementation of FIN 48 did not result in a material adjustment to the

EMRISE CORPORATION

Notes to Consolidated Financial Statements

Company’s liability for unrecognized income tax benefits. At the time of adoption and as of December 31, 2008, the Company had recorded no net unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in interest expense and selling, general and administrative expense, respectively, in the condensed consolidated statements of operations and comprehensive income. No interest or penalties were recognized during 2008. As of December 31, 2008, the Company had nothing accrued for interest and penalties.

The Company files income tax returns in the United States federal jurisdiction, the United Kingdom, France and Japan, and in the state jurisdictions of California, Texas, Pennsylvania and New Jersey. The Company is no longer subject to United States federal and state tax examinations for years before 2005 and 2004, respectively, and is no longer subject to tax examinations for the United Kingdom and Japan for years prior to 2007, and for France for years prior to 2005.

NOTE 15 — OPERATING SEGMENTS

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

EMRISE CORPORATION

Notes to Consolidated Financial Statements

Included in the Company’s reconciliation of segment financial data to the consolidated amounts is unallocated corporate expenses. Selected financial data for each of the Company’s operating segments reconciled to the consolidated totals is shown below (in thousands):

	Year ended December 31,
	2008	2007
Net sales
Electronic devices	$44,739	$36,471
Communications equipment	14,768	14,874
Total	$59,507	$51,345

Gross profit
Electronic devices	$17,145	$11,602
Communications equipment	5,977	5,748
Total	$23,122	$17,350

Depreciation and amortization
Electronic devices	$1,049	$895
Communications equipment	311	236
All other	14	23
Total	$1,374	$1,154

Operating income (loss)
Electronic devices	$7,078	$2,845
Communications equipment	(6,563)	188
Corporate and other	(4,005)	(3,867)
Total	$(3,490)	$(834)

	December 31,	December 31,
	2008	2007
Total assets
Electronic devices	$45,744	$29,835
Communications equipment	4,338	11,851
Corporate and other	3,541	6,494
Total	$53,623	$48,180

No customer in either segment accounted for 10% or more of net sales during 2008 or 2007.

EMRISE CORPORATION

Notes to Consolidated Financial Statements

The Company’s segments operate in different geographic areas. The following table is a summary of the Company’s net sales by geographic area for the year ended December 31 (in thousands):

	2008	2007
United States	$22,443	$13,786
England	26,620	26,484
France	9,169	9,645
Japan	1,275	1,430
Total net sales	$59,507	$51,345

Sales and purchases between geographic areas have been accounted for on the basis of prices set between the geographic areas, general at cost plus 40%. Net sales by geographic area have been determined based upon the country from which the product was shipped.

NOTE 16 — RETIREMENT PLANS

The Company maintains certain defined contribution retirement plans covering substantially all U.S. domestic employees. The Company’s contributions to these retirement plans were $38,000 and $33,000 in the years ended December 31, 2008 and 2007, respectively.

The Company’s subsidiary in France has a defined benefit pension plan. The plan is an unfunded plan. As such, no contributions were made in either of the periods presented. The plan does not have plan assets. Employee benefits are based on years of service and the employees’ compensation during their employment. The actuarially computed components of net periodic benefit cost included the following components for the years ended December 31, (in thousands):

	2008	2007
Service Costs	$14	$14
Interest Costs	14	10
Amortization of unrecognized loss	—	—
Expected return on plan assets	—	—
Net periodic pension expense	$28	$24

EMRISE CORPORATION

Notes to Consolidated Financial Statements

The following table sets forth the funded status and amounts recognized in the Company’s consolidated statement of operations for the years ended December 31, (in thousands):

	2008	2007
Change in benefit obligation:
Projected benefit obligation, beginning of year	$261	$208
Service cost	14	14
Interest cost	14	10
Benefits paid	—	—
Actuarial loss/(gain)	17	4
Effect of foreign currency translation	(1)	25
Projected benefit obligation, end of year	$305	$261

Change in plan assets:
Plan assets, beginning of year	$—	$—
Actual return on plan assets	—	—
Employer contribution	—	—
Benefits paid	—	—
Plan assets, end of year	$—	$—
Unfunded Status	$305	$261
Unrecognized (gain)/loss	(5)	(22)
Net amount recognized	$300	$239

The weighted average assumptions used to determine pension benefit obligations at December 31, were as follows:

	2008	2007

Discount rate	5.00%	5.00%
Rate of compensation increase	2.00%	2.00%

NOTE 17 — COMMITMENTS AND CONTINGENCIES

Leases

The Company conducts most of its operations from leased facilities under operating leases that expire at various dates through 2016. The leases generally require the Company to pay all maintenance, insurance and property tax costs and contain provisions for rent increases. Total rent expense, net of sublease income, for 2008 and 2007 was approximately $1.4 million and $1.7 million, respectively.

EMRISE CORPORATION

Notes to Consolidated Financial Statements

The future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

Year ending December 31,	Amount
2009	$1,108
2010	747
2011	453
2012	28
2013	7
Thereafter	—
Total	$2,343

Litigation

The Company is not currently a party to any material legal proceedings. However, the Company and its subsidiaries are, from time to time, involved in legal proceedings, claims and litigation arising in the ordinary course of business. While the amounts claimed may be substantial, the ultimate liability cannot presently be determined because of considerable uncertainties that exist. Therefore, it is possible the outcome of such legal proceedings, claims and litigation could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period. However, based on facts currently available, management believes such matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 18 — RELATED PARTIES

The Company issued promissory notes, dated July 13, 2004, to two former stockholders of CXR Larus Corporation (formerly Larus Corporation) totaling $3.0 million. These notes are subordinated to the Company’s bank debt and are payable in 72 equal monthly payments of principal plus interest at the 30-day LIBOR plus 5% with a maximum interest rate of 7% during the first two years of the term of the notes, 8% during the third and fourth years, and 9% thereafter. At December 31, 2008, the 30-day LIBOR was 1.08%. Future maturities of notes payable to stockholders are $542,000 in 2009 and $250,000 in 2010. Interest paid on these notes was $84,000 and $127,000 for the year ended December 31, 2008 and 2007, respectively.

Additionally, the Company entered into an above-market real property lease with the two former stockholders of CXR Larus Corporation. The lease represented an obligation that exceeded the fair market value by approximately $756,000. The lease term is for 7 years and expires on June 30, 2011. It is renewable for a 5-year term priced under market conditions. The base rent is based on a minimum rent of $.90 per square foot per month, which is $27,000 monthly or $324,000 per year, subject to monthly adjustments of the interest rate based on the Federal Reserve Discount Rate that match the lessor’s variable interest rate mortgage payments on the building. The maximum increase in any year is 1.5%, with a cumulative maximum increase of 8% over the life of the lease. The increases apply to that portion of the rent that corresponds to the interest portion of the lessor’s mortgage. Lease payments paid to the related parties during 2008 and 2007 totaled $390,000 and $439,000, respectively. Future minimum lease payments under the operating lease payable to the stockholders are included in Note 10.

The Company obtains consulting services from Jason Oliva, a related party. Payments made to Mr. Oliva for these services were $58,000 and $31,000 during the year ended December 31, 2008 and 2007, respectively.

There are no guarantees by officers or fees paid to officers or loans to or from officers of the Company.

EMRISE CORPORATION

Notes to Consolidated Financial Statements

NOTE 19 — FAIR VALUE MEASUREMENTS

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

Level 1 — Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2 — Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3 — Inputs that are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

As of December 31, 2008, the Company did not have financial assets and liabilities measured at fair value on a recurring basis that would be subject to the disclosure provisions of SFAS No. 157.

EMRISE CORPORATION

Notes to Consolidated Financial Statements

NOTE 20 — RECENT ACCOUNTING PRONOUNCEMENTS

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This new statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy, with the highest priority being quoted prices in active markets. The required effective date of SFAS No. 157 is the first quarter of 2008. The adoption of SFAS No. 157 for financial assets and liabilities did not have a material effect on the Company’s consolidated financial statements, but resulted in additional disclosures contained herein. In February 2008, the FASB issued Staff Position No. 157-2, which delayed by one year the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company has evaluated the impact the adoption of SFAS No. 157 for non-financial assets and liabilities have determined that the adoption of SFAS No. 157-2 will not have a material effect on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which replaces SAFS No. 141, “Business Combinations.” SFAS No. 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration and certain acquired contingencies. SFAS No. 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS No. 141R will be applicable prospectively to business combinations for which the acquisition date is on or after January 1, 2009. SFAS No. 141R would have an impact on accounting for any business acquired after the effective date of this pronouncement.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” The new standard amends SFAS No. 133 and seeks to enhance disclosure about how and why a company uses derivative and hedging activities, how derivative instruments and related hedged items are accounted for under SFAS No. 133 (and the interpretations of that standard) and how derivatives and hedging activities affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 is not expected to have a material effect on the Company’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” and also requires expanded disclosure related to the determination of intangible asset useful lives. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact the adoption of FSP 142-3 will have on its consolidated financial statements.

EMRISE CORPORATION

Notes to Consolidated Financial Statements

NOTE 21 — SUBSEQUENT EVENTS

Disposition of Assets

On March 20, 2009, the Company and its wholly-owned subsidiary, EEC, entered into an Asset and Stock Purchase Agreement (the “Purchase Agreement”) with  Electro Switch Corp., a Delaware corporation (the “Buyer”) and ESC Worldwide, Inc., a Massachusetts corporation and subsidiary of Buyer (the “Stock Buyer”).  At the closing of the Purchase Agreement on March 20, 2009, (i) the Buyer purchased from the Company and EEC substantially all the assets related to EEC’s Digitran division, and (ii) the Stock Buyer purchased from EEC all of the issued and outstanding equity interests of its wholly-owned subsidiary, XCEL Japan, Ltd., for an aggregate purchase price of approximately $11,561,101 (the “Disposition”).  Under the terms of the Purchase Agreement, the Buyer is obligated to pay up to an additional $500,000 in cash to EEC if net sales for the fiscal year ending December 31, 2009 related to the businesses that were sold pursuant to the Purchase Agreement exceeds $6,835,120.

The Buyer acquired all of the intellectual property, cash, accounts receivable, inventory, customer support and relationships, software and product development, and real property lease related to the Digitran division, which, prior to its acquisition, was in the business of manufacturing a line of electromechanical switches comprised of digital and rotary switches used for routing electronic signals.  The Stock Buyer acquired XCEL Japan, Ltd., which, prior to its acquisition, was engaged in the business of selling and distributing Digitran division products in the Asia Pacific market.  EEC retained all accounts payable and certain other assets and liabilities related to the Digitran division.  The Company will continue to operate its communications equipment segment and the power systems RF and microwave devices product lines in its electronic devices segment.

The Purchase Agreement contains five year noncompetition and non-solicitation provisions covering the Company, EEC and each of their respective affiliates.  In addition, the Company and EEC provided customary indemnification rights to the Buyer and Stock Buyer in connection with the Disposition.

In connection with the Company’s divestiture of its Digitran division, which comprised a portion of the Company’s electronic devices segment, the Company incurred approximately $990,000 in cash charges that were paid at closing.  The charges paid at closing included approximately $180,000 in employee termination costs.  In addition, the Company estimates future cash expenditures related to the sale to be approximately $1,300,000.  The Company anticipates the charges will be comprised of (i) approximately $990,000 in costs related to federal and state income liabilities, (ii) approximately $260,000 in employee termination costs and transaction related employee incentive bonuses, and (iii) other costs and fees, including additional legal and accounting fees.  Substantially all of the charges are expected to be incurred within 12 months of the closing of the sale.

Amendment to Credit Facility

On February 12, 2009, the Borrowers entered into Amendment Number 2 to Loan Documents (the “Second Amendment to Loan Documents”) with Lender, an affiliate of PEM Group. The Amendment Number 2 to Loan Documents amends certain terms of the Credit Facility.

Pursuant to the terms of the Second Amendment to Loan Documents, the maturity date of the $3,000,000 Term Loan C and the date by which the Borrowers must raise at least $5,000,000 from either (i) the sale of equity or assets of a significant subsidiary or division of Borrowers, or (ii) the sale of Borrowers’ equity, have each been extended from February 15, 2009 to March 20, 2009.  In addition, the Second Amendment to Loan Documents amends the Credit Facility to make clear that proceeds from the sale of equity or assets may be used by Borrowers to repay the Term Loan C.

In connection with entering into the Second Amendment to Loan Documents, and in consideration of the services performed by the PEM Group, the Company amended the exercise price of a warrant previously issued to Private Equity Management Group, LLC an affiliate of PEM Group, on November 30, 2007.  A description of the

EMRISE CORPORATION

Notes to Consolidated Financial Statements

warrant, prior to this most recent amendment, is included in Note 11.  Pursuant to the Second Amendment to Loan Documents, the original warrant was divided into two warrants (each, a “Second Amended and Restated Warrant” and collectively, the “Second Amended and Restated Warrants”).  Each Second Amended and Restated Warrant covers 387,879 shares of the Company’s common stock (which amount reflects the Company’s 1-for-3.75 reverse split of its common stock effective November 18, 2008).  One of the Second Amended and Restated Warrants provides for an exercise price of $1.99 per share (which amount reflects the Company’s 1-for-3.75 reverse split of its common stock effective November 18, 2008).  The other Second Amended and Restated Warrant provides for an exercise price of $1.80 per share (which amount reflects the Company’s 1-for-3.75 reverse split of its common stock effective November 18, 2008 and a reduction from a post-split exercise price of $3.06 per share).

On March 20, 2009, the Borrowers and the Lender entered into a Forbearance Agreement and Amendment Number 3 to Loan Documents  (“Amendment Number 3 to Loan Documents”) pursuant to which, among other things, (i) certain terms of the Credit Agreement were amended, (ii) the Lender released its liens on the assets and stock sold pursuant to the Purchase Agreement and (iii) the Lender agreed to waive and forbear on its rights with respect to certain events of default under the Credit Agreement.

In connection with the Purchase Agreement, and pursuant to the terms of Amendment Number 3 to Loan Documents, the Lender consented to the Company and EEC entering into and consummating the transactions contemplated by the Purchase Agreement and agreed to release its security interest in the assets and stock sold pursuant to the Purchase Agreement.  In addition, the Borrowers used $10,000,000 of the proceeds from the Disposition to pay in full the entire outstanding principal balance and accrued and unpaid interest on the Term Loan C (as defined in the Credit Agreement) and to prepay a portion of the Borrowers’ remaining outstanding obligations under the Credit Agreement.  In consummating the transactions contemplated by the Purchase Agreement, the Borrowers met their obligation under the Credit Agreement to raise no less than $5,000,000 in net proceeds from the sale of assets or, in the absence of a sale of assets, a sale of stock on or prior to March 20, 2009.

Under the terms of Amendment Number 3 to Loan Documents, the Lenders waived any claims of breach or default arising out of or relating to the breach of certain of the financial covenants under the Credit Agreement through March 20, 2009.  In addition, the Lender agreed to forbear from exercising certain of its default-related rights and remedies against Borrowers with respect to the breach of these certain financial covenants from March 20, 2009 until the date that the parties enter into a further amendment to the Credit Agreement.

On April 14, 2009, the Borrowers and the Lender entered into an Amendment Number 4 to Loan Documents (“Amendment Number 4”) pursuant to which, among other things, (i) the Lenders waived any claims of breach or default arising out of or relating to the breach of certain of the financial covenants under the Credit Agreement through April 14, 2009, (ii) the financial covenants for the Revolver were amended to account for the sale of the Digitran Operations and (iii) the Company agreed to raise a minimum of $2 million on or prior to September 30, 2009.  Under to the terms of Amendment Number 4, the Company is obligated to remit to the Lender  $500,000 with respect to the first $2,000,000 of net cash proceeds received in connection with the sale of stock, 50% of the next $1,000,000 of net cash proceeds received in connection with the sale of stock, and 30% of the net cash proceeds in excess of the first $3,000,000 received in connection with the sale of stock.

Pursuant to the terms of Amendment Number 4, the Lender waived any claims of breach or default arising out of or relating to the breach of certain of the financial covenants under the credit facility through April 14, 2009.  Additionally, several of the financial covenants related to the $7,000,000 revolving credit facility available under the credit facility were amended.  Pursuant to the terms of credit facility, the Revolver is subject to various financial covenants on a consolidated basis, including the following: EBITDA, measured on a fiscal quarter-end basis, must not be less than the scheduled amount for each specified period; the debt service coverage ratio, measured quarterly, must be greater than the lesser of the scheduled amount for each specific period or 1.10:1.00; the leverage ratio, measured quarterly, must not be greater than the scheduled amount for each specified period, and liquidity, measured quarterly, must not be less than the scheduled amount for each specified period.  Additionally, the Revolver is subject to the Borrowers not incurring capital expenditures (a) in excess of $600,000 for the fiscal year ending December 31, 2009, and (b) in excess of $1,800,000 for the fiscal year ending December 31, 2010.  Additionally, the Revolver is subject to the borrowers not incurring unfinanced capital expenditures in excess of $62,500 in any fiscal quarter, provided however that if the borrowers incur unfinanced capital expenditures of less than $62,500 in any fiscal quarter, the difference between the amount incurred in a certain fiscal quarter and $62,500 maybe incurred in the two fiscal quarters immediately following such fiscal quarter.

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

Signature	Capacity	Date

/s/ Carmine T. Oliva	Chairman of the Board, President, Chief Executive Officer	April 15, 2009
Carmine T. Oliva	(principal executive officer) and Director

/s/ D. John Donovan	Vice President Finance and Administration (principal financial	April 15, 2009
D. John Donovan	officer)

/s/ Laurence P. Finnegan, Jr.	Director	April 15, 2009
Laurence P. Finnegan, Jr.

/s/ Otis W. Baskin	Director	April 15, 2009
Otis W. Baskin

/s/ Richard E. Mahmarian	Director	April 15, 2009
Richard E. Mahmarian

EMRISE CORPORATION

EXHIBITS ATTACHED TO THIS REPORT

Exhibit Number	Description

10.58

Amendment Number 4 to Loan Documents dated April 14, 2009, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, RO Associates Incorporated, Advanced Control Components, Inc. and Custom Control Components, Inc. and GVEC Resource IV Inc.

21	Subsidiaries of the Registrant

23	Consent of Hein and Associates LLP, Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Vice President Finance and Administration Pursuant to 18 U.S.C. Section 350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002