Form 10-K/A
period 2008-12-31
Emrise CORP
filed 2009-04-30
CIK 854852

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

The number of shares outstanding of the Registrant’s common stock, $0.0033 par value, as of April 24, 2009 was 10,204,079.

DOCUMENTS INCORPORATED BY REFERENCE: None.

EMRISE CORPORATION

AMENDMENT NO. 1 TO ANNUAL REPORT ON

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2008

i

EXPLANATORY NOTE

On April 15, 2009, EMRISE Corporation (the “Company”) filed its Annual Report on Form 10-K for the year ended December 31, 2008 with the Securities and Exchange Commission. In that report, the Company indicated that it would file the information required by Part III of Form 10-K by incorporating such information by reference to the Company’s definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed no later than April 30, 2009.  The Company is not filing its definitive proxy statement for the 2009 Annual Meeting of Stockholders prior to April 30, 2009.  Consequently, the Company is amending its Annual Report on Form 10-K for the year ended December 31, 2008 to provide the information required by Part III of Form 10-K.  Part III of the Company’s Form 10-K is amended and restated in its entirety as set forth below.  Except as set forth in this amendment, the Company is not amending or updating any information contained within its Annual Report on Form 10-K for the year ended December 31, 2008.

PART III

Item 10.                Directors, Executive Officers and Corporate Governance.

Biographical Information

The names, ages and positions held by our directors and executive officers as of April 24, 2009 and their business experience are as follows:

Name	Age	Titles

Carmine T. Oliva	66	Chairman of the Board, President, Chief Executive Officer, and Director

Graham Jefferies	51	Executive Vice President, Chief Operating Officer and Managing Director of EMRISE Electronics Ltd.

D. John Donovan	42	Vice President Finance and Administration, Secretary and Treasurer

Laurence P. Finnegan, Jr. (1)	70	Director

Otis W. Baskin (1)	63	Director

Richard E. Mahmarian (1)	71	Director

(1)                      Member of the compensation committee, corporate governance and nominating committee and audit committee.

Carmine T. Oliva has been Chairman of the Board, President and Chief Executive Officer and a Class III director of EMRISE Corporation since March 26, 1997 and of our subsidiary, EMRISE Electronics Corporation, since he founded EMRISE Electronics Corporation in 1983.  Mr. Oliva served as Acting Chief Financial Officer and Secretary of EMRISE Corporation from August 18, 2006 to May 15, 2007 and served as Acting Chief Financial Officer from April to July 2005.  Mr. Oliva has been Chairman of the Board of EMRISE Electronics Ltd. since 1985, and Chairman and Chief Executive Officer of CXR Larus since March 1997. In 2002, Mr. Oliva obtained a French government working permit and assumed responsibility as President of our CXR-AJ subsidiary. From January 1999 to January 2000, Mr. Oliva served as a director of Digital Transmission Systems Inc. From 1980 to 1983, Mr. Oliva was Senior Vice President and General Manager, ITT Asia Pacific Inc.  Prior to holding that position, Mr. Oliva held a number of executive positions with ITT Corporation and its subsidiaries over an eleven-year period.  Mr. Oliva attained the rank of Captain in the United States Army and is a veteran of the Vietnam War.  Mr. Oliva earned a B.A. degree from Seton Hall University and an M.B.A. degree from The Ohio State University.

Graham Jefferies was appointed as Executive Vice President on October 21, 1999. Mr. Jefferies was also appointed as our Chief Operating Officer on January 3, 2005, after having served as Chief Operating Officer of our Telecommunications Group since October 21, 1999. Mr. Jefferies served as Executive Vice President of EMRISE Corporation from April 1999 through October 1999. Mr. Jefferies has served CXR-AJ as a director since March 1997 and as General Manager since July 2002, has served as Managing Director of Belix Power Conversions Ltd., Belix Wound Components Ltd. and Belix Company Ltd. since our acquisition of those companies in April 2000, as Managing Director of XCEL Power Systems, Ltd. since September 1996 and as Managing Director of EMRISE Electronics Ltd. since March 1992.  Prior to joining us in 1992, he was Sales and Marketing Director of Jasmin Electronics PLC, a major United Kingdom software and systems provider, from 1987 to 1992. Mr. Jefferies held a variety of project management positions at GEC Marconi from 1978 to 1987. Mr. Jefferies earned a B.S. degree in Engineering from Leicester University, and has experience in mergers and acquisitions. Mr. Jefferies is a citizen and resident of the United Kingdom.

D. John Donovan was appointed as our Vice President Finance and Administration, Secretary and Treasurer effective May 16, 2007. Prior to joining us, Mr. Donovan served as a management consultant at DLC, Inc. where he was employed from December 2004 to April 2007.  During that time, he handled various financial and accounting functions for the firm’s clients, including his principal client, AeroVironment, Inc. (NasdaqGM: AVAV). From March 2002 to October 2004, Mr. Donovan served as president and chief financial officer of Chem Lab Products, Inc., a private manufacturer of chemicals. Prior to that, he served as chief financial officer of Gainey Ceramics, as controller of Rembrandt Photo Services, as director of financial reporting at Transamerica Corporation, as manager of financial reporting at Capitol Multimedia, Inc., and as a certified public accountant at Price Waterhouse and Ernst & Young LLP. Mr. Donovan earned a B.S. degree in Accounting and a Master of Accountancy degree in Information Systems from Brigham Young University and is a certified public accountant.

Laurence P. Finnegan, Jr. has served as a Class II director since March 26, 1997.  In addition, he was a director of EMRISE Electronics Corporation from 1985 to March 1997, and was EMRISE Electronic Corporations part-time Chief Financial Officer from 1994 to 1997. Mr. Finnegan has held positions with ITT (1970-1974) as controller of several divisions, Narco Scientific (1974-1983) as Vice President Finance, Chief Financial Officer, Executive Vice President and Chief Operating Officer, and Fischer & Porter (1986-1994) as Senior Vice President, Chief Financial Officer and Treasurer. Since August 1995, he has been a principal of GwynnAllen Partners, Bethlehem, Pennsylvania, an executive management consulting firm. From 1996-2008 Mr. Finnegan was a director and the President of GA Pipe, Inc., a manufacturing company based in Langhorne, Pennsylvania. From September 1997 to January 2001, Mr. Finnegan served as Vice President Finance and Chief Financial Officer of QuestOne Decision Sciences, an efficiency consulting firm based in Pennsylvania. Since August 2001, Mr. Finnegan has served as a director and the Vice President and Chief Financial Officer of VerdaSee Solutions, Inc., a consulting and software company based in Pennsylvania. Mr. Finnegan earned a B.S. degree in Accounting from St. Joseph’s University.

Otis W. Baskin has served as a Class I director since February 6, 2004.  He has been a Professor of Management at The George L. Graziadio School of Business and Management at Pepperdine University in Malibu, California since June 1995 and also served as dean from 1995 to 2001.  He has been a member of the full-time faculty of the University of Houston - Clear Lake (1975-1987), where he served as Coordinator of the Management Faculty and Director of the Center for Advanced Management Programs. He has also been Professor of Management at Arizona State University, West Campus (1987-1991) and The University of Memphis (1991-1995), in addition to serving as dean at both universities. Dr. Baskin worked with AACSB International (Association for the Advancement of Collegiate Schools of Business) as Special Advisor to the President and as Chief Executive Officer from July 2002 to June 2004. He is an Associate with the Family Business Consulting Group, where he advises family owned and closely held businesses. He has served as an advisor to Exxon/Mobile Research and Engineering Corporation, NASA and the United States Air Force.  He earned a Ph.D. in Management, Public Relations and Communication Theory from The University of Texas at Austin, an M.A. degree in Speech Communication from the University of Houston, and a B.A. degree in Religion from Oklahoma Christian University.

Richard E. Mahmarian was appointed as a Class III director on March 1, 2006. He is currently serving as a principal and Chairman, President and Chief Executive Officer of Control Solutions, Inc., a company that specializes in providing business systems including hardware, software, consumable products and services to major United States corporations, since December 2003. Mr. Mahmarian also is serving as the Managing Member and Chairman and Chief Executive Officer of REM Associates, LLC, a private investment and consulting company, since 1997. From 1998 until 2001, Mr. Mahmarian was the owner of Alpha Microsystems, LLC, a company that manufactured and sold mini-computer systems, personal computers and servers, provided network services and support, and information technology hardware and software services throughout North America through 50 field offices. In addition, from 1997 until 2006, Mr. Mahmarian owned R&R Palos Verdes Enterprises, Inc., a home construction company in Los Angeles, California.  He served in the United States Navy and was honorably discharged. While in the Navy, he received extensive training in advanced electronic technologies. Mr. Mahmarian earned a B.A. degree in Accounting from Upsala College and an M.B.A. in Marketing and Economics from Seton Hall University. Mr. Mahmarian is a member of the Board of Regents of Seton Hall University and the Board of Advisors of Crestmont College of the Salvation Army.

Term of Office and Family Relationships

Our officers are appointed by, and serve at the discretion of, our board of directors. There are no family relationships among our executive officers, and directors.

Board of Directors

General

Our business, property and affairs are managed under the direction of our board. Directors are kept informed of our business through discussions with our executive officers, by reviewing materials provided to them and by participating in meetings of our board and its committees.

Our bylaws provide that our board of directors shall consist of at least four directors. Our board is divided into three classes of directors: Class I, Class II and Class III. The term of office of each class of directors is three years, with one class expiring each year at our annual meeting of stockholders. We currently have four directors on our board, with no vacancies.  Our current board consists of one Class I director whose term expires at our 2009 annual meeting, one Class II director whose term expires at our 2010 annual meeting, and two Class III directors whose terms expire at our 2011 annual meeting.

Board Committees

Our board of directors currently has an audit committee, a compensation committee and a corporate governance and nominating committee.

Audit Committee

The audit committee selects our independent registered public accountants, reviews the results and scope of the audit and other services provided by our independent registered public accountants, reviews our financial statements for each interim period and for our year end and our internal financial and accounting controls, and recommends, establishes and monitors our disclosure controls and procedures. Messrs. Finnegan and Baskin served on our audit committee throughout 2008, with Mr. Finnegan serving as chairman. Mr. Mahmarian was appointed to the audit committee in March 2008.  Our board of directors has determined that Messrs. Finnegan and Mahmarian are audit committee financial experts. The audit committee operates pursuant to a charter approved by our board of directors and audit committee, according to the rules and regulations of the SEC.

Compensation Committee

The compensation committee is responsible for establishing and administering our policies involving the compensation of all of our executive officers and establishing and recommending to our board of directors the terms and conditions of all employee and consultant compensation and benefit plans. Our entire board of directors also may perform these functions with respect to our employee stock option plans. Messrs. Finnegan and Mr. Baskin have served on the compensation committee throughout 2008, with Mr. Baskin serving as chairman.  Mr. Mahmarian was appointed to the compensation committee in March 2008.  The compensation committee operates pursuant to a charter approved by our board of directors and compensation committee.

Corporate Governance and Nominating Committee

The corporate governance and nominating committee reviews and provides oversight with regards to our corporate governance related policies and procedures and also recommends nominees to our board of directors and committees of our board of directors, develops and recommends to our board of directors corporate governance principles, and oversees the evaluation of the board of directors and management. Messrs. Baskin and Finnegan have served on the nominating committee throughout 2008.  Mr. Mahmarian serves as chairman of the corporate governance and nominating committee.  Mr. Mahmarian was appointed to the corporate governance and nominating committee in March 2008.  The nominating committee utilizes a variety of methods for identifying and evaluating nominees for director, including candidates that may be referred by stockholders.

The corporate governance and nominating committee will consider candidates for director recommended by any stockholder that is the beneficial owner of shares representing more than 1.0% of the then-outstanding shares of our common stock and that has beneficially owned those shares for at least one year. The corporate governance and nominating committee will evaluate those recommendations by applying its regular nominee criteria and considering the additional information described in the corporate governance and nominating committee’s below-referenced charter. Stockholders that desire to recommend candidates for the board for evaluation may do so by contacting EMRISE Corporation in writing, identifying the potential candidate and providing background and other information in the manner described in the nominating committee’s charter. Candidates may also come to the attention of the nominating committee through current board members, professional search firms and other persons. In evaluating potential candidates, the corporate governance and nominating committee will take into account a number of factors, including, among others, the following:

•                 independence from management;

•                 depth of understanding of technology, manufacturing, sales and marketing, finance and/or other elements directly relevant to the technology and business of our company;

•                 education and professional background;

•                 judgment, skill, integrity and reputation;

•                 existing commitments to other businesses as a director, executive or owner;

•                 personal conflicts of interest, if any; and

•                 the size and composition of the board of directors.

In addition, prior to nominating a sitting director for re-election at an annual meeting of stockholders, the corporate governance and nominating committee considers the director’s past attendance at, and participation in, meetings of our board of directors and its committees and the director’s formal and informal contributions to their respective activities.

The corporate governance and nominating committee operates pursuant to a charter approved by our board of directors and corporate governance and nominating committee.

Committee Charters

The charters of our audit, compensation and nominating committees, and our codes of business conduct and ethics, are included on our website at http://www.emrise.com. The foregoing information is also available in print to any stockholder who requests it.  All such requests should be in writing and should be sent to “c/o Secretary” at 9485 Haven Avenue, Suite 100, Rancho Cucamonga, California 91730 or jdonovan@emrise.com.

Security Holder Communications with the Board of Directors

The board of directors has established a process to receive communications from security holders. Security holders and other interested parties may contact any member (or all members) of the board of directors, or the independent directors as a group, any committee of the board of directors or any chair of any such committee, by mail or electronically. To communicate with the board of directors, any individual directors or any group or committee of directors, correspondence should be addressed to the board of directors or any such individual directors or group or committee of directors by either name or title. All such correspondence should be sent “c/o Secretary” at 9485 Haven Avenue, Suite 100, Rancho Cucamonga, California 91730. To communicate with any of our directors electronically, security holders should send an email to our Secretary at: jdonovan@emrise.com.

All communications received as set forth in the preceding paragraph will be opened by the Secretary for the sole purpose of determining whether the contents represent a message to our directors. Any contents that are not in the nature of advertising, promotions of a product or service, patently offensive material or matters deemed inappropriate for the board of directors will be forwarded promptly to the addressee. In the case of communications to the board of directors or any group or committee of directors, our Secretary will make sufficient copies (or forward such information in the case of e-mail) of the contents to send to each director who is a member of the group or committee to which the envelope or e-mail is addressed.

Code of Ethics

Our board of directors has adopted an Amended and Restated Code of Business Conduct and Ethics that applies to all of our directors, officers and employees and an additional Code of Business Ethics that applies to our Chief Executive Officer and senior financial officers.  These codes are available on our Internet website, located at http://www.emrise.com.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from provision of these codes that relate to one or more of the items set forth in Item 406(b) of Regulation S-K, by describing on our Internet website within four business days following the date of a waiver or a substantive amendment, the date of the waiver or amendment, the nature of the amendment or waiver, and the name of the person to whom the waiver was granted.

Information on our Internet website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC.  These officers, directors and stockholders are required by the SEC regulations to furnish us with copies of all reports that they file.

Based solely upon a review of copies of the reports furnished to us during the year ended December 31, 2008 and thereafter, or any written representations received by us from directors, officers and beneficial owners of more than 10% of our common stock that no other reports were required, we believe that, during 2008, (i) all Section 16(a) filing requirements applicable to our directors and officers were met and (ii) except for any Form 5 filings that may have been required, all Section 16(a) filing requirements applicable to the beneficial owners of more than 10% of our common stock were met.

Item 11.                Executive Compensation.

Summary Compensation Table

The following table provides information concerning the compensation for the years ended December 31, 2007 and December 31, 2008 for our principal executive officer, our principal financial officer, and our chief operating officer, who was the only other person who served as an executive officer during 2008 (collectively, the “named executive officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	All Other Compensation ($)		Total ($)
Carmine T. Oliva	2007	350,000	—	—	33,163	(2)	383,163
Chief Executive Officer and former Acting Chief Financial Officer	2008	415,000	—	7,507	26,993	(3)	449,500

Graham Jefferies (4)	2007	306,417	—	—	28,862	(5)	335,279
Executive Vice President, Chief Operating Officer	2008	332,226	—	6,391	29,306	(6)	367,923

D. John Donovan (7)	2007	148,667	—	12,710	733	(8)	162,110
Vice President Finance and Administration	2008	237,866	10,000	34,286	21,222	(9)	303,374

(1)         The dollar amount reflected is the compensation cost we recognized for financial statement reporting purposes for the 2007 and 2008 fiscal years for stock options granted in those years, as well as prior fiscal years, in accordance with SFAS No. 123(R).  For purposes of the amount shown in the table above, no forfeitures were assumed to take place.  The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the fiscal years indicated:

	2008	2007

Dividend yield	0.00%	0.00%
Expected volatility	62.46%	82.80%
Risk-free interest rates	2.51%	4.76%

	2008	2007
Expected option life (in years)	6.0	7.0
Weighted-average fair value per share	$4.59	$3.41

For purposes of the amounts shown in the table above, no forfeitures were assumed to take place.  Information regarding the material terms of the grants for which we recognized compensation costs in 2007 and 2008 is included in the “Outstanding Equity Awards at December 31, 2008” table below.

(2)         Amount represented includes $2,411 in insurance premiums we paid with respect to a $1,000,000 term life insurance policy for the benefit of Mr. Oliva’s spouse.  This amount also includes perquisites or personal benefits provided, none of which individually exceed the greater of $25,000 or 10% of the total amount of these benefits provided to Mr. Oliva.

(3)         Amount represented includes $4,041 in insurance premiums we paid with respect to a $1,000,000 term life insurance policy for the benefit of Mr. Oliva’s spouse.  This amount also includes perquisites or personal benefits provided, none of which individually exceed the greater of $25,000 or 10% of the total amount of these benefits provided to Mr. Oliva.

(4)         Mr. Jefferies is based in the United Kingdom and receives his remuneration in British pounds sterling. The compensation amounts listed for Mr. Jefferies are shown in United States dollars, converted from British pounds sterling using the average of the daily conversion rates in effect in 2008.

(5)         Amount represented includes $18,353 in company contributions to Mr. Jefferies’ retirement account.  This amount also includes perquisites or personal benefits provided, none of which individually exceed the greater of $25,000 or 10% of the total amount of these benefits provided to Mr. Jefferies.

(6)         Amount represented includes $19,780 in company contributions to Mr. Jefferies’ retirement account.  This amount also includes perquisites or personal benefits provided, none of which individually exceed the greater of $25,000 or 10% of the total amount of these benefits provided to Mr. Jefferies.

(7)         Mr. Donovan has been employed by us since May 16, 2007, when he was appointed as our Vice President of Finance and Administration.

(8)         Amount represents insurance premiums we paid with respect to a term life insurance policy for the benefit of Mr. Donovan’s spouse.  The value of perquisites and other personal benefits Mr. Donovan received was less than $10,000 in aggregate.

(9)         Amount represented includes $1,100 in insurance premiums we paid with respect to a term life insurance policy for the benefit of Mr. Donovan’s spouse.  This amount also includes perquisites or personal benefits provided, none of which individually exceed the greater of $25,000 or 10% of the total amount of these benefits provided to Mr. Donovan.

Employment Agreements

Carmine T. Oliva

Effective November 1, 2007, we entered an executive employment agreement with Mr. Oliva that replaced his previous employment agreement dated February 24, 2006.  Under the November 1, 2007 executive employment agreement with Mr. Oliva, Mr. Oliva has agreed to serve as our Chairman of the Board, President and Chief Executive Officer on an at-will basis. The agreement provides for a base salary of $350,000, paid vacation of at least four weeks per year, a monthly automobile allowance of at least $750, and non-exclusive use of our corporate residence. Mr. Oliva is eligible to receive increases and annual cash incentive bonuses at the discretion of our compensation committee and to participate in benefit and incentive programs we may offer. We have also agreed to maintain in effect a directors’ and officers’ liability insurance policy with a minimum limit of liability of $10 million and that we would enter into an indemnification agreement with Mr. Oliva upon terms mutually acceptable to us and Mr. Oliva.  Effective January 1, 2008, our Compensation Committee increased Mr. Oliva’s annual base salary to $415,000 per year.

The agreement contains non-competition provisions that prohibit Mr. Oliva from engaging or participating in a competitive business or soliciting our customers or employees during his employment with us and for two years afterward. The agreement also contains provisions that restrict disclosure by

Mr. Oliva of our confidential information and assign ownership to us of inventions related to our business that are created by him during his employment and for two years afterward.

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

If Mr. Oliva becomes incapacitated, we may terminate his employment under the agreement upon 30 days’ prior written notice.  Upon Mr. Oliva’s death, the agreement terminates immediately. If Mr. Oliva’s employment terminates due to his incapacity or death, Mr. Oliva or his estate or legal representative will be entitled to receive benefits under our retirement and benefits plans and programs that were earned and vested at the date of termination, a prorated incentive bonus for the fiscal year in which incapacity or death occurred (to the extent he would otherwise be eligible), and a lump sum cash payment in an amount equal to one year of his then current annual salary, grossed up to cover applicable taxes that are deducted from such amount.

If Mr. Oliva’s employment terminates for good reason or other than as a result of due cause, incapacity, death or retirement, Mr. Oliva will be entitled to his salary through the end of the month in which termination occurs plus credit for accrued vacation, and a prorated incentive bonus, if eligible, for the fiscal year during which termination occurred. In addition, under those circumstances, if Mr. Oliva enters into a separation and release agreement with us, then he will be entitled to receive (i) a severance payment equal to three times his then current annual salary (grossed up to cover applicable taxes that are deducted from such amount), (ii) all medical insurance benefits to which he was entitled immediately prior to the date of termination for a period of eighteen months or the date that Mr. Oliva’s continued participation in our medical insurance plan was not possible under the plan, whichever was earlier, (iii) a lump-sum cash payment equal to eighteen times the estimated monthly COBRA premiums at the time of termination (taking into account all known or anticipated premium increases) to be used by Mr. Oliva to maintain his medical insurance coverage for an additional eighteen months, and (iv) a lump-sum cash payment equal to thirty-six times the estimated monthly life insurance premiums at the time of termination (taking into account all known or anticipated premium increases) to be used by Mr. Oliva to maintain his existing group life insurance coverage and the $1,000,000 life insurance policy on his life for three years.  If our medical insurance plan did not allow Mr. Oliva’s continued participation, then we will be required to pay to Mr. Oliva, in monthly installments, the monthly premium or premiums for COBRA coverage, covering the eighteen month period described in clause (ii) in the preceding sentence.

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

Notwithstanding circumstance (a) above, however, if we make an acquisition of our securities that (x) causes our voting securities beneficially owned by a person or group to represent 40% or more of the combined voting power of our then outstanding voting securities or (y) causes our stock beneficially owned by a person or group to represent 50% or more of the combined fair market value of our then outstanding stock, the acquisition will not be considered an acquisition by any person or group for purposes of circumstance (a) unless the person or group subsequently becomes the beneficial owner of additional securities of EMRISE Corporation.

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

Graham Jefferies

Effective November 1, 2007, we executed a new employment agreement with Mr. Jefferies that replaced his previous employment agreement dated February 24, 2006.  Under the November 1, 2007 executive employment agreement with Mr. Jefferies, Mr. Jefferies has agreed to serve as our Executive Vice President and Chief Operating Officer on an at-will basis.  The agreement provides for a base salary of 152,800 British pounds sterling per year (approximately $316,600 as of November 1, 2007), which amount is to be paid by our subsidiary, EMRISE Electronics Ltd., paid vacation of 25 working days per year and public holidays in the United Kingdom, and a monthly automobile allowance of at least 460 British pounds sterling.  Mr. Jefferies is eligible to receive increases and annual cash incentive bonuses at the discretion of our compensation committee and to participate in benefit and incentive programs we may offer. We have also agreed to maintain in effect a directors’ and officers’ liability insurance policy with a minimum limit of liability of $10 million and that we would enter into an indemnification agreement with Mr. Jefferies upon terms mutually acceptable to us and Mr. Jefferies.  Effective January 1, 2008, our Compensation Committee increased Mr. Jefferies annual base salary to 178,000 British pounds sterling (approximately $320,000 as of January 1, 2008).

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

Mr. Jefferies may terminate the agreement at any time, with or without good reason. However, termination for good reason must occur within 30 days of the occurrence of an event constituting good reason. The term “good reason” has the same meaning as in Mr. Oliva’s employment agreement described above, except that Mr. Jefferies’ base salary is 178,000 British pounds sterling per year.

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

If Mr. Jefferies’ employment terminates due to his incapacity or death, Mr. Jefferies or his estate or legal representative will be entitled to receive benefits under our retirement and benefits plans and programs that were earned and vested at the date of termination, a prorated incentive bonus for the fiscal year in which incapacity or death occurred (to the extent he would otherwise be eligible), and a lump sum cash payment in an amount equal to one year of his then current annual salary, grossed up to cover applicable taxes that are deducted from such amount.

If Mr. Jefferies’ employment terminates for good reason or other than as a result of due cause, incapacity, death or retirement, Mr. Jefferies will be entitled to his salary through the end of the month in which termination occurs plus credit for accrued vacation, and a prorated incentive bonus, if eligible, for the fiscal year during which termination occurred. In addition, under those circumstances, if Mr. Jefferies enters into a separation and release agreement with us, then he will be entitled to receive a severance payment equal to two times his then current annual salary (grossed up to cover applicable taxes that are deducted from such amount), to receive all medical and life insurance benefits to which he was entitled immediately prior to the date of termination (or at the election of Mr. Jefferies in the event of a change in control, immediately prior to the date of the change in control) for a period of two years or the date or dates that Mr. Jefferies’ continued participation in our medical and/or life insurance plans was not possible under the plans, whichever was earlier.  If our medical and/or life insurance plans did not allow Mr. Jefferies’ continued participation, then we will be required to pay to Mr. Jefferies, in monthly installments, the monthly premium or premiums that had been payable by us covering the two-year period.

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

D. John Donovan

We entered into an employment agreement with Mr. Donovan effective as of November 1, 2007 which replaced an employment agreement dated May 16, 2007 with Mr. Donovan.  Under the November 1, 2007 executive employment agreement with Mr. Donovan, Mr. Donovan has agreed to serve as our Vice President Finance and Administration, Secretary and Treasurer on an at-will basis. The agreement provides for an initial base salary of $223,000 during the first six months of employment followed by a 10% increase to his base salary to $245,300, an objective-based additional cash compensation for up to $20,000 during the first seven months of employment to be awarded based solely on the CEO’s determination (and payable as to one-half of this amount, if at all, on November 30, 2007 and May 1, 2008).  Mr. Donovan was awarded $10,000 in objective based additional cash compensation in 2008.  The agreement also provides for reimbursement for up to $5,000 per year for Certified Public Accountant continuing professional education programs, paid vacation of at least three weeks per year, and a monthly automobile allowance of at least $600.  Mr. Donovan is eligible to receive increases and annual cash incentive bonuses at the discretion of our compensation committee and to participate in benefit and incentive programs we may offer.  We have also agreed to maintain in effect a directors’ and officers’

liability insurance policy with a minimum limit of liability of $10 million and that we would enter into an indemnification agreement with Mr. Donovan upon terms mutually acceptable to us and Mr. Donovan.

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

If Mr. Donovan becomes incapacitated, we may terminate his employment under the agreement upon 30 days’ prior written notice.  Upon Mr. Donovan’s death, the agreement terminates immediately. If Mr. Donovan’s employment terminates due to his incapacity or death, Mr. Donovan or his estate or legal representative will be entitled to receive benefits under our retirement and benefits plans and programs that were earned and vested at the date of termination, a prorated incentive bonus for the fiscal year in which incapacity or death occurred (to the extent he would otherwise be eligible), and a lump sum cash payment in an amount equal to one year of his then current annual salary, grossed up to cover applicable taxes that are deducted from such amount.

If Mr. Donovan’s employment terminates for good reason or other than as a result of due cause, incapacity, death or retirement, Mr. Donovan will be entitled to his salary through the end of the month in which termination occurs plus credit for accrued vacation, and a prorated incentive bonus, if eligible, for the fiscal year during which termination occurred. In addition, under those circumstances, if Mr. Donovan enters into a separation and release agreement with us, then he will be entitled to receive (i) a severance payment equal to his then current annual salary (grossed up to cover applicable taxes that are deducted from such amount), (ii) all medical insurance benefits to which he was entitled immediately prior to the date of termination for a period of eighteen months or the date that Mr. Donovan’s continued participation in our medical insurance plan was not possible under the plan, whichever was earlier, and (iii) a lump-sum cash payment equal to $1,650 to be used by Mr. Donovan to maintain his existing life  insurance coverage for a period of eighteen months.  If our medical insurance plan did not allow Mr. Donovan’s continued participation, then we will be required to pay to Mr. Donovan, in monthly installments, the monthly premium or premiums for COBRA coverage, covering the eighteen month period described in clause (ii) in the preceding sentence.

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

Outstanding Equity Awards at December 31, 2008

The following table sets forth information about outstanding equity awards held by our named executive officers as of December 31, 2008.  The information below has been adjusted to reflect a 1 for 3.75 reverse split of our common stock that we completed in November 2008.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date

Carmine T. Oliva	26,667	—		1.88	01/31/2011
	14,134	—		1.31	01/22/2013
	6,934	—		3.75	02/24/2014
	13,334	—		7.50	12/29/2015
	—	20,000	(1)	2.18	08/22/2018
	—	20,000	(2)	3.06	08/22/2018

Graham Jefferies	16,000	—		0.75	11/15/2009
	14,400	—		1.31	01/22/2013
	10,667	—		3.75	02/24/2014
	13,334	—		7.50	12/29/2015
	—	20,000	(1)	2.18	08/22/2015
	—	20,000	(2)	3.06	08/22/2015

D. John Donovan	6,667			4.24	05/15/2017
	6,667			4.61	07/01/2017
	—	20,000	(1)	2.18	08/22/2018
	—	20,000	(2)	3.06	08/22/2018

(1)                The option becomes exercisable in three equal installments on August 22, 2009, 2010 and 2011.

(2)                The option shall be exercisable in three equal installments on the latter of (a) August 22, 2009, August 22, 2010 and August 22, 2011, respectively, or (b) the date the Company files its financial statements with the SEC for the second consecutive fiscal quarter in which the Company reports net income (after taxes) on its Condensed Consolidated Statements of Operations after August 22, 2008.

Director Compensation - 2008

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

The following table provides information concerning the compensation of our non-employee directors for the year ended December 31, 2008.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)		Total ($)

Laurence P. Finnegan, Jr	18,000	3,754	(2)	21,754
Otis W. Baskin	18,000	3,754	(3)	21,754
Richard E. Mahmarian	18,000	3,754	(4)	21,754

(1)         The dollar amount reflected is the compensation cost we recognized for financial statement reporting purposes for the 2008 fiscal years for stock options granted in that year  in accordance with SFAS No. 123(R).  We did not recognize compensation cost for financial reporting purposes for the 2008 fiscal year for stock options granted in prior years.  For purposes of the amount shown in the table above, no forfeitures were assumed to take place.   The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the fiscal years indicated:

2008

Dividend yield	0.00%
Expected volatility	62.46%
Risk-free interest rates	2.51%
Expected option life (in years)	7.0
Weighted-average fair value per share	$4.83

(2)         At December 31, 2008, Mr. Finnegan held options to purchase an aggregate of 77,601 shares of common stock (adjusted to reflect a 1 for 3.75 reverse split of our common stock that we completed in November 2008).

(3)         At December 31, 2008, Mr. Baskin held options to purchase an aggregate of 42,668 shares of common stock (adjusted to reflect a 1 for 3.75 reverse split of our common stock that we completed in November 2008).

(4)         At December 31, 2008, Mr. Mahmarian held options to purchase an aggregate of 33,334 shares of common stock (adjusted reflect a 1 for 3.75 reverse split of our common stock that we completed in November 2008).

Item 12.                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership Table

Except as otherwise indicated in the related footnotes, the following table sets forth information with respect to the beneficial ownership of our common stock as of April 24, 2009, by:

•                  each person known by us to beneficially own more than 5% of the outstanding shares of our common stock;

•                  each of our directors;

•                  each of the named executive officers in the summary compensation table contained above; and

•                  all of our directors and our executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting or dispositive power with respect to the securities.  To our knowledge, except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and dispositive power with respect to all shares of common stock shown as beneficially owned by them.  Except as indicated in the discussion of contractual beneficial ownership limitations below and except as indicated in the footnotes to the table below, shares of common stock underlying derivative securities, if any, that currently are exercisable or convertible or are scheduled to become exercisable or convertible for or into shares of common stock within 60 days after the date of the table are deemed to be outstanding in calculating the percentage ownership of each listed person or group but are not deemed to be outstanding as to any other person or group.  Percentage of beneficial ownership is based on 10,204,079 shares of common stock outstanding as of the date of the table.  The information below has been adjusted to reflect a 1 for 3.75 reverse split of our common stock that we completed in November 2008.

The address of each of the following stockholders, unless otherwise indicated in the footnotes to the table, is c/o EMRISE Corporation, 9485 Haven Avenue, Suite 100, Rancho Cucamonga, California 91730.  Messrs. Oliva, Finnegan, Baskin, and Mahmarian are directors of EMRISE Corporation.  Messrs. Oliva, Donovan and Jefferies are named executive officers and current executive officers of EMRISE Corporation.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Carmine T. Oliva	395,551	(1)	3.85%
Laurence P. Finnegan, Jr.	72,047	(2)	*
Otis W. Baskin	25,335	(3)	*
Richard E. Mahmarian	17,501	(4)	*
Graham Jefferies	55,275	(5)	*
D. John Donovan	15,117	(6)	*
Austin W. Marxe and David M. Greenhouse	995,351	(7)	9.75%
Private Equity Management Group LLC	775,758	(8)	7.07%
Gruber and McBaine Capital Management, LLC, Jon D. Gruber, J. Patterson McBaine and Eric B. Swergold	629,538	(9)	6.12%
All executive officers and directors as a group (6 persons)	580,826	(10)	5.57%

*	Less than 1.00%
(1)	Includes 21,837 shares held individually by Mr. Oliva’s spouse, and 61,069 shares underlying options.
(2)	Includes 57,061 shares underlying options.
(3)	Includes 22,668 shares underlying options.
(4)	Includes 13,334 shares underlying options.
(5)	Includes 54,401 shares underlying options.
(6)	Includes 13,334 shares underlying options.
(7)

Based on share beneficial ownership information contained in a Schedule 13G/A filed February 13, 2009 by Austin W. Marxe and David M. Greenhouse, the controlling principals of AWM Investment Company, Inc. (“AWM”).  AWM serves as the general partner of MGP Advisers Limited Partnership, the general partner of and investment advisor to Special Situations Fund III QP, L.P. and Special Situations Fund III, L.P.  Messrs. Marxe and Greenhouse share voting and investment power over 982,995 shares of common stock owned by Special Situations Fund III QP, L.P. and 12,356 shares of common stock owned by Special Situations Fund III, L.P.  The address for Messrs. Marxe and Greenhouse is 527 Madison Avenue, Suite 2600, New York, New York 10022.

(8)

Based on share beneficial ownership information contained in a Schedule 13G filed February 11, 2008, by Private Equity Management Group LLC (“PEM”).  PEM has indicated that it is deemed to be the beneficial owner of an aggregate of 775,758 shares underlying warrants, over which Danny Pang, Robert Anderson, Wilbur Quon, Todd Gillespie, Peter Paul Mendel, Lian-Hung Chan, Yuan-Feng Sandra Chang and Anthony Bufinsky, as members of PEM, acting by majority in membership interests may be deemed to have the power to vote or direct the vote and the power to dispose or to direct the disposition of the shares.  The address for PEM is One Park Plaza, Suite 550, Irvine, California 92614.

(9)

Based in part on share beneficial ownership information contained in a Schedule 13G filed February 13, 2009, in which Gruber and McBaine Capital Management, LLC (“GMCM”), Jon D. Gruber, J. Patterson McBaine and Eric B. Swergold indicated that they constitute a group, each of whom shares voting and dispositive power over 458,754 outstanding shares. Also, Mr. Gruber and Mr. McBaine indicated they have sole voting and dispositive power over an additional 74,983 and 5,800 shares of our common stock, respectively.  In addition, warrants to purchase shares of our common stock were beneficially owned as follows: Gruber and McBaine International — 13,334; Mr. Gruber — 11,000; Mr. McBaine — 5,667; and Lagunitas Partners LP, an investment limited partnership of which GMCM is the general partner — 60,000.  The warrants contain provisions limiting the exercise of the warrants to the extent necessary to insure that following the exercise, the total number of shares of common stock then beneficially owned by the warrant holder and its affiliates and others whose beneficial ownership would be aggregated with the holder’s for purposes of Section 13(d) of the Exchange Act does not exceed 9.999% of the total number of then issued and outstanding shares of our common stock (including for such purpose the shares of common stock issuable upon such exercise or call).  The 9.999% beneficial ownership limitation may not be waived.  However, the beneficial ownership limitation does not preclude a holder from exercising a warrant and selling the shares underlying the warrant in stages over time where each stage does not cause the holder and its affiliates to beneficially own shares in excess of the limitation amount. GMCM is a registered investment advisor whose clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of shares of our common stock. Messrs. Gruber and McBaine indicated they were the managers, controlling persons and portfolio managers of GMCM. No individual client’s holdings of our common stock were more than 5.0% of our outstanding common stock.  The address for these beneficial owners is 50 Osgood Place, Penthouse, San Francisco, California 94133.

(10)	Includes 222,407 shares underlying options and 21,837 outstanding shares held individually by Mr. Oliva’s wife.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2008.  The information below has been adjusted to reflect a 1 for 3.75 reverse split of our common stock that we completed in November 2008.

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

We obtain consulting services from Jason Oliva, the son of our chief executive officer, Carmine Oliva.  Payments made to Mr. Jason Oliva for these services were $58,000 and $31,000 during the years ended December 31, 2008 and 2007, respectively.

Item 14.                Principal Accounting Fees and Services.

Principal Accountant Fees and Services

Fees and Services for 2008 and 2007

The following table sets forth the aggregate fees billed to us by Hein & Associates LLP, our principal accountant, for professional services rendered in the audit of our consolidated financial statements for the years ended December 31, 2007 and December 31, 2008.

Fee Category	2007	2008

Audit Fees	$327,000	$405,321
Audit-Related Fees	6,000	8,670
Tax Fees	49,000	62,408
All Other Fees	—	—

Total	$382,000	$476,399

Audit Fees. Audit fees consist of fees billed for professional services for (i) audit of our 2007 and 2008 consolidated financial statements, (ii) review of the interim consolidated financial statements included in our 2007 and 2008 quarterly reports, and (iii) services that are normally provided by an independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Audit related fees consisted of fees billed for professional services for due diligence performed with respect to a financing transaction we consummated in 2007 and for services performed with respect to an acquisition transaction we consummated in 2008.

Tax Fees. Tax fees for 2007 and 2008 consisted of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, tax audit defense, customs and duties, mergers and acquisitions, and international tax planning.

All Other Fees. No other fees were incurred for 2007 or 2008.

Pre-Approval Policies and Procedures

Our audit committee pre-approves all services provided by our principal accountant. Our audit committee also considers in advance whether or not to approve any non-audit services to be performed by the independent accounting firm required to be approved by the audit committee pursuant to any applicable rules and regulations.

PART IV

Item 15.                Exhibits and Financial Statement Schedules.

The exhibits filed as part of this Amendment No. 1 to Form 10-K are as follows:

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of April, 2009.

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

Signature	Capacity	Date

/s/ Carmine T. Oliva	Chairman of the Board, President, Chief	April 30, 2009
Carmine T. Oliva	Executive Officer (principal executive officer) and Director

/s/ D. John Donovan	Vice President Finance and	April 30, 2009
D. John Donovan	Administration (principal financial officer)

Director
Laurence P. Finnegan, Jr.

/s/ Otis W. Baskin	Director	April 30, 2009
Otis W. Baskin

/s/ Richard E. Mahmarian	Director	April 30, 2009
Richard E. Mahmarian

EMRISE CORPORATION

EXHIBITS ATTACHED TO THIS REPORT

Exhibit Number	Description

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002