Form 10-Q
period 2009-03-31
Emrise CORP
filed 2009-05-15
CIK 854852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number 1-10346

EMRISE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	77-0226211
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

611 Industrial Way

Eatontown, New Jersey 07224

(Address of principal executive offices) (Zip code)

(732) 389-0355

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (do not check if Smaller Reporting Company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of the Registrant’s common stock, $0.0033 par value, as of May 7, 2009 was 10,204,079.

EMRISE CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMRISE CORPORATION

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,629	$3,242
Accounts receivable, net of allowances for doubtful accounts of $427 at March 31, 2009 and $462 at December 31, 2008	9,475	10,333
Inventories, net	12,300	12,501
Current deferred tax assets	175	271
Prepaid and other current assets	1,544	1,283
Current assets of discontinued operations	—	2,724
Total current assets	27,123	30,354

Property, plant and equipment, net	2,768	2,990
Goodwill	9,544	9,657
Intangible assets other than goodwill, net	6,344	6,618
Deferred tax assets	1,916	2,191
Other assets	540	683
Noncurrent assets of discontinued operations	—	1,130
Total assets	$48,235	$53,623

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,739	$4,625
Accrued expenses	6,454	6,939
Line of credit	4,068	4,084
Current portion of long-term debt	1,985	5,121
Notes payable to stockholders, current portion	500	542
Income taxes payable	1,270	451
Other current liabilities	357	357
Current liabilities of discontinued operations	—	664
Total current liabilities	20,373	22,783

Long-term debt, net of discount of $853 and $980, respectively	6,569	13,479
Notes payable to stockholders, less current portion	125	250
Deferred income taxes	1,927	2,203
Warrant liability	880	—
Other liabilities	476	503
Noncurrent liabilities of discontinued operations	—	401
Total liabilities	30,350	39,619

Commitments and contingencies

Stockholders’ equity:
Preferred stock,$0.01 par value. Authorized 10,000,000 shares, zero shares issued and outstanding	—	—
Common stock,$0.0033 par value. Authorized 150,000,000 shares; 10,204,079 shares issued and outstanding at March 31, 2009 and December 31, 2008	126	126
Additional paid-in capital	43,359	44,806
Accumulated deficit	(22,355)	(28,101)
Accumulated other comprehensive loss	(3,245)	(2,827)
Total stockholders’ equity	17,885	14,004
Total liabilities and stockholders’ equity	$48,235	$53,623

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2009	2008

Net Sales	$14,213	$10,643
Cost of Sales	9,256	7,203
Gross profit	4,957	3,440

Operating expenses:
Selling, general and administrative	4,547	3,538
Engineering and product development	522	503
Total operating expenses	5,069	4,041
Loss from operations	(112)	(601)

Other income (expense):
Interest income	46	18
Interest expense	(1,015)	(584)
Other, net	(42)	(17)
Total other expense, net	(1,011)	(583)

Loss before income taxes	(1,123)	(1,184)
Income tax provision	(350)	84
Loss from continuing operations	(773)	(1,268)
Discontinued operations:
Income from discontinued operations including gain on sale of $7,224	7,402	371
Tax provision on discontinued operations	1,356	—
Net gain on discontinued operations	6,046	371

Net Income (loss)	$5,273	$(897)

Earnings (loss) per share:
Basic	$0.52	$(0.09)
Diluted	$0.51	$(0.09)

Weighted average shares outstanding
Basic	10,204	10,204
Diluted	10,239	10,204

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance at December 31, 2008	10,204	$126	$44,806	$(28,101)	$(2,827)	$14,004
Cumulative effect of change in accounting principle due to adoption of EITF 07-5	—	—	(1,483)	473	—	(1,010)
Stock-based compensation	—	—	34	—	—	34
Warrants issued for services	—	—	2	—	—	2
Net loss and comprehensive loss	—	—	—	5,273	(418)	4,855
Balance at March 31, 2009	10,204	$126	$43,359	$(22,355)	$(3,245)	$17,885

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$5,273	$(897)
Adjustments to arrive at net loss from continuing operations	(6,046)	(371)
Net loss from continuing operations	(773)	(1,268)
Reconciliation to net cash provided by (used in) operating activities:
Depreciation and amortization	490	270
Provision for doubtful accounts	66	(41)
Provision for inventory obsolescence	148	186
Provision for warranty reserve	17	(103)
Deferred taxes	14	(4)
Amortization of deferred issuance costs	123	108
Amortization of debt discount	127	108
Stock-based compensation expense	34	18
Warrants issued for services	2	2
Change in common stock warrant value	(130)	—
Changes in assets and liabilities:
Accounts receivable	801	90
Inventories	141	(1,052)
Prepaid and other assets	117	142
Accounts payable and accrued expenses	(767)	97
Operating cash flow used in continuing operations	410	(1,447)
Operating cash flow provided by discontinued operations	681	402
Net cash provided by (used in) operating activities	1,091	(1,045)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4)	(28)
Additions to intangible assets	—	—
Investing cash flow used in continuing operations	(4)	(28)
Investing cash flow provided by discontinued operations including proceeds from sale of subsidiary operations, net of cash	10,050	(20)
Net cash provided by (used in) investing activities	10,046	(48)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of lines of credit	(16)	(248)
Repayments of long-term debt	(10,200)	(75)
Payments of notes to stockholders	(168)	(146)
Net cash used in financing activities	(10,384)	(469)

Effect of exchange rate changes on cash	(545)	252
Net increase (decrease) in cash and cash equivalents	208	(1,310)
Cash and cash equivalents at beginning of period	3,421	4,764
Cash and cash equivalents at end of period	$3,629	$3,454

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of equipment through capital lease	$22	$453
Cumulative effect of change in accounting principle - reclassification of common stock warrants to liability upon adoption of EITF 07-5	$473	$—

 The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

EMRISE Corporation (the “Company”) designs, manufactures and markets proprietary electronic devices and communications equipment for aerospace, defense, industrial, and communications applications. The Company has operations in the United States (“U.S.”), England and France.  The Company conducts its business through two operating segments: electronic devices and communications equipment. The subsidiaries within the electronic devices segment design, develop, manufacture and market electronic devices for defense, aerospace and industrial markets and operate out of facilities located in the U.S. and England.  The subsidiaries within the communications equipment segment design, develop, manufacture and market network access equipment, including network timing and synchronization products and operate out of facilities located in the U.S. and France.

In March of 2009, the Company sold substantially all the assets related to its subsidiary, EMRISE Electronics Corporation’s (“EEC”), Digitran division, and all of the issued and outstanding equity interests of EEC’s wholly-owned subsidiary, XCEL Japan, Ltd. (collectively the “Digitran operations”).  The accompanying financial statements include the Digitran operations as a discontinued operation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“Commission”) and therefore do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the U.S. (“GAAP”).  The year end balance sheet was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.  The unaudited condensed consolidated financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of March 31, 2009 and the results of operations and cash flows for the related interim periods ended March 31, 2009 and 2008. However, these results are not necessarily indicative of results for any other interim period or for the year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2008 as filed with the Commission.

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

	Three Months Ended
	March 31,
	2009	2008

Net income (loss)	$5,273	$(897)
Other comprehensive income (loss):
Foreign currency translation adjustment	(418)	226
Comprehensive income (loss)	$4,855	$(671)

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net loss by the weighted average common shares outstanding during a period.  Diluted income (loss) per share is based on the treasury stock method and includes the dilutive effect of stock options and warrants outstanding during the period.  Common share equivalents have been excluded where their inclusion would be anti-dilutive.  As a result of the loss incurred by the Company for the 2008 period, the potentially dilutive common shares have been excluded from the 2008 loss per share

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

computation because their inclusion would have been anti-dilutive.  The following table illustrates the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2009	2008

NUMERATOR:
Net income (loss)	$5,273	$(897)

DENOMINATOR:
Basic weighted average common shares outstanding	10,204	10,204
Effect of dilutive securities:
Dilutive stock options and warrants	35	—
Diluted weighted average common shares outstanding	10,239	10,204

Basic income (loss) per share	$0.52	$(0.09)

Diluted income (loss) per share	$0.51	$(0.09)

The following table shows the common stock equivalents that were outstanding as of March 31, 2009 and 2008, but were not included in the computation of diluted earnings per share as a result of the loss incurred by the Company in 2008 or because the options’ or warrants’ exercise price was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive:

		Range of
	Number of	Exercise Price
	Shares	Per Share

Anti-dilutive common stock options:
As of March 31, 2009	584,000	$1.88 – $7.50
As of March 31, 2008	294,000	$0.75 – $7.50

Anti-dilutive common stock warrants:
As of March 31, 2009	1,804,000	$4.31 – $6.49
As of March 31, 2008	1,798,000	$4.13 – $6.49

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which replaces SAFS No. 141, “Business Combinations.”  SFAS No. 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration and certain acquired contingencies.  SFAS No. 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination.  SFAS No. 141R is effective for fiscal years beginning after December 15, 2008.  SFAS No. 141R will be applicable prospectively to business combinations for which the acquisition date is on or after January 1, 2009.  SFAS No. 141R would have an impact on accounting for any business acquired after the effective date of this pronouncement.

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

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact the adoption of FSP 142-3 will have on its consolidated financial statements.

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. The Company adopted EITF 07-5 on January 1, 2009. See Note 12 — Warrants below for discussion of the impact of the adoption of EITF 07-5 on the Company’s outstanding stock warrants and its consolidated financial statements.

NOTE 2 — LIQUIDITY

The Company reported $5.3 million of net income for the quarter ended March 31, 2009.  Included in this net income was a $5.9 million gain (net of tax of $1.4 million) on the disposition of the Company’s Digitran division and its Japanese subsidiary, XCEL Japan, Ltd. (see Note 4).  Absent this gain, the Company would have incurred a $0.6 million net loss.  If the Company’s net losses continue, it may experience negative cash flow, which may hamper current operations and may prevent the Company from expanding its business.  Additionally, such losses may result in a default on the Company’s debt covenants associated with its credit facility.  The Company may be unable to attain, sustain or increase profitability on a quarterly or annual basis in the future. If the Company does not achieve, sustain or increase profitability, its stock price may decline.  Additionally, the Company has agreed with its lender to raise at least $2 million in net proceeds through the sale of the Company’s and/or its subsidiaries’ stock by no later than September 30, 2009.  Under the terms of the Company’s credit facility, the Company is obligated to remit to its lender $500,000 with respect to the first $2,000,000 of net cash proceeds received in connection with the sale of stock, 50% of the next $1,000,000 of net cash proceeds received in connection with the sale of stock, and 30% of the net cash proceeds in excess of the first $3,000,000 received in connection with the sale of stock.  The Company is currently evaluating a number of options to meet this obligation under its credit facility, including a possible refinancing of the entire facility.  Given current economic and financial market conditions even a small equity raise could prove difficult (see Note 11).

Recent actions taken by the SEC against Private Equity Management Group, Inc. (“PEMG”), an affiliate of the Company’s lender, including an order granted in April 2009 by a federal court freezing all assets of PEMG and its affiliates, which includes the Company’s lender, may adversely affect the lender’s ability to continue to provide the Company funds under the terms of the Revolver (as defined in Note 10 below).  At the request of the SEC, the federal court also appointed a temporary receiver of PEMG and of the 1ender.  Although the Company currently believes that the receiver will allow it to continue to borrow funds under the terms of the Revolver, the Company cannot make assurances that the receiver will allow the lender to continue to make funds available to the Company.  If, for any reason, the receiver were to limit or terminate the Company’s ability to continue to borrow funds under the Revolver (as defined in Note 10 below), the Company’s cash position and its ability to continue day to day operations would be adversely affected, almost immediately.  If that were to occur, the Company would be required to seek additional and/or replacement financing immediately.  If the Company is unable to do so, it may be forced to drastically curtail or cease operations and possibly seek protection from its creditors under the U. S. Bankruptcy Code.

Currently, the Company is in the process of seeking alternate financing from a number of possible lenders, including certain banks and lenders which it has maintained a favorable relationship over many years.  Although the Company remains hopeful that it will be able to successfully secure replacement financing on a timely basis, management cannot assure you that the Company will be successful in this regard.

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

If the Company is able to continue to borrow funds under the terms of its Revolver (as defined in Note 10 below), including timely funding by the lender of draw requests, management believes that current and future capital resources, revenues generated from operations and other existing sources of liquidity will be adequate to meet the Company’s anticipated short term, working capital and capital expenditures needs for at least the next 12 months.  However, if the Company experiences a significant loss of revenue or increase in costs, or if the lender fails to fund the Company’s draw requests in a timely manner or at all, then the Company’s cash flow would be negatively impacted resulting in a cash flow deficit which, in turn, will require it to obtain additional or alternate financing, with little or no notice.  These potential financing needs could be met in the form of a revised debt structure with the Lender, additional or new financing with another lender or lenders, the sale of assets to generate cash or the sale of additional equity to raise capital.  The Company’s failure to secure additional or alternate financing, if and when needed, would have an adverse effect on its operations and/or ability to do business after that date or could restrict its growth, limit its development of new products, or hinder its ability to fulfill existing or future orders.

NOTE 3 — ACQUISITION OF ADVANCED CONTROL COMPONENTS

On May 23, 2008, the Company and its wholly-owned subsidiary, EMRISE Electronics Corporation (“EEC”) entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) pursuant to which EEC agreed to acquire Custom Components, Inc. (“CCI”) and its operating subsidiary, Advanced Control Components, Inc. (“ACC”).  On August 20, 2008, the Stock Purchase Agreement was amended pursuant to Amendment No. 1 to Stock Purchase Agreement (the “Amendment to Purchase Agreement,” and collectively with the Stock Purchase Agreement, the “ACC Purchase Agreement”) to, among other things, reduce the initial purchase price for all of the capital stock of both CCI and ACC to $12,400,000, subject to adjustments for working capital and net cash.  Additionally, pursuant to the terms of the Amendment to Purchase Agreement, the Company is obligated to pay interest on a principal amount of $600,000 at a rate equal to the prime rate as reported in The Wall Street Journal on August 20, 2008 plus 1% for the period commencing on August 20, 2008 and ending on the later of November 18, 2008 or the actual date such interest payment is made.

The closing of the ACC Purchase Agreement occurred on August 20, 2008.  Under the terms of the ACC Purchase Agreement, EEC acquired all of the issued and outstanding shares of common stock of CCI and all of the issued and outstanding shares of common stock of ACC not owned by CCI (the “Acquisition”).  In addition to the purchase price, the Company is obligated to pay up to an additional $3,000,000 in cash if ACC meets certain operating income targets for one or both of the two 12 month periods following the closing.  Additionally, EEC issued Subordinated Secured Contingent Promissory Notes (the “Notes”) to each of the Sellers in the aggregate principal amount of $2,000,000.  The Notes become payable if ACC meets certain operating income thresholds during the first and second 12 month periods after August 20, 2008.  The Notes bear interest at a rate per annum equal to the prime rate as reported in The Wall Street Journal plus 1%.

In determining the purchase price for the Acquisition, the Company took into account the historical and expected earnings and cash flow of ACC, as well as the value of companies of a size and in an industry similar to ACC, comparable transactions and the market for such companies generally.  The purchase price represented a premium of approximately $4.1 million over the recorded net worth of ACC’s assets.  The acquisition occurred prior to the effective date of SFAS No. 141R and the Company did not early adopt the provisions of this statement.

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

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

                The following table summarizes, on a pro forma basis, the unaudited combined results of operations of the Company and ACC as though the Acquisition occurred as of January 1, 2008.  The pro forma adjustments are based upon available information and assumptions that management believes reasonably reflect the transaction.  The Company presents the pro forma results of operations for informational purposes only.  The pro forma results of operations are not necessarily indicative of what the Company’s results of operations would have been had the Company completed the Acquisition as of the dates indicated.  In addition, the pro forma financial statements do not purport to project the future financial position or operating results of the combined company.

For the Three
Months Ended
March 31,
2008
Net sales	$14,797

Net loss	$(2,182)

Loss per share:
Basic	$(0.21)
Diluted	$(0.21)

Weighted average shares outstanding:
Basic	10,204
Diluted	10,204

NOTE 4 — DISCONTINUED OPERATIONS

On March 20, 2009, the Company and its wholly-owned subsidiary, EEC, entered into an Asset and Stock Purchase Agreement (the “Digitran Purchase Agreement”) with Electro Switch Corp., a Delaware

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

corporation (the “Buyer”) and ESC Worldwide, Inc., a Massachusetts corporation and subsidiary of Buyer (the “Stock Buyer”).  At the closing of the Digitran Purchase Agreement on March 20, 2009, (i) the Buyer purchased from the Company and EEC substantially all the assets related to EEC’s Digitran division, and (ii) the Stock Buyer purchased from EEC all of the issued and outstanding equity interests of its wholly-owned subsidiary, XCEL Japan, Ltd., for an aggregate purchase price of approximately $11,560,000 (the “Disposition”).  Under the terms of the Purchase Agreement, the Buyer is obligated to pay up to an additional $500,000 in cash to EEC if net sales for the fiscal year ending December 31, 2009 related to the businesses that were sold pursuant to the Digitran Purchase Agreement exceeds $6,835,120.

The Buyer acquired all of the intellectual property, cash, accounts receivable, inventory, customer support and relationships, software and product development, and real property lease related to the Digitran division, which, prior to its acquisition, was in the business of manufacturing a line of electromechanical switches comprised of digital and rotary switches used for routing electronic signals.  The Stock Buyer acquired XCEL Japan, Ltd., which, prior to its acquisition, was engaged in the business of selling and distributing Digitran division products in the Asia Pacific market.  EEC retained all accounts payable and certain other assets and liabilities related to the Digitran division.  The Company continues to operate its communications equipment segment and the power systems RF and microwave devices product lines in its electronic devices segment.

The Digitran Purchase Agreement contains five year noncompetition and non-solicitation provisions covering the Company, EEC and each of their respective affiliates.  In addition, the Company and EEC provided customary indemnification rights to the Buyer and Stock Buyer in connection with the Disposition.

In connection with the Company’s divestiture of its Digitran division, which comprised a portion of the Company’s electronic devices segment, the Company incurred approximately $900,000 in cash charges that were paid at closing.  The charges paid at closing included approximately $100,000 in employee termination costs.  In addition, the Company estimates future cash expenditures related to the sale to be approximately $735,000, which are accrued within “Accrued liabilities” except for income taxes, which are accrued within “Income taxes payable” in the accompanying condensed consolidated balance sheets.  The Company anticipates the charges will be comprised of (i) approximately $370,000 in costs related to federal and state income liabilities, (ii) approximately $270,000 in employee termination costs and transaction related employee incentive bonuses, and (iii) approximately $95,000 in other costs and fees, including additional legal and accounting fees.  Substantially all of the charges are expected to be incurred within 12 months of the closing of the sale.

The following table summarizes the results from discontinued operations for the three months ended March 31, 2009 and 2008 (in thousands, except per share amounts):

	2009	2008

Net Sales	$1,478	$1,604

Income (loss) from continuing operations	$178	$371
Gain on sale of Digitran Operations (net of tax of $1,356)	5,868	—
Net Income (loss)	$6,046	$371

Earnings (loss) per share:
Basic	$0.59	$0.04
Diluted	$0.59	$0.04

Weighted average shares outstanding
Basic	10,204	10,204
Diluted	10,239	10,204

NOTE 5 — STOCK-BASED COMPENSATION

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

Total stock-based compensation expense included in wages, salaries and related costs was $34,000 and $20,000 for the three months ended March 31, 2009 and 2008, respectively. These compensation expenses were

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

charged to selling, general and administrative expenses. As of March 31, 2009, the Company had $349,000 of total unrecognized compensation expense related to stock option grants, which will be recognized over the remaining weighted average period of two years.

NOTE 6 — INVENTORIES

                Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008

Raw materials	$9,827	$10,093
Work-in-process	2,982	3,319
Finished goods	4,754	4,312
Reserves	(5,263)	(5,223)
Total inventories	$12,300	$12,501

NOTE 7 — OPERATING SEGMENTS

The Company has two reportable operating segments: electronic devices and communications equipment. The electronic devices segment manufactures and markets electronic power supplies, radio frequency (“RF”) and microwave devices and subsystem assemblies. The electronic devices segment consists of EEC and its subsidiaries located in the U.S. and England, which offer the same or similar products to similar customers.  The communications equipment segment designs, manufactures and distributes network access products and timing and synchronization products.  The communications equipment segment consists of operating entities CXR Larus Corporation located in the U.S. and CXR Anderson Jacobson located in France, both of which offer the same or similar products to similar customers.  Both segments operate in the U.S., European and Asian markets, but have distinctly different customers, design and manufacturing processes and marketing strategies.  Each segment has discrete financial information and a separate management structure.

The Company evaluates performance based upon profit or loss from operations before income taxes exclusive of nonrecurring gains and losses. The Company accounts for intersegment sales at pre-determined prices negotiated between the individual segments.

During the first quarter of 2009, the Company sold its Digitran Operations (see Note 4), which were part of its electronic devices segment.  This transaction resulted in differences in the basis of segmentation from the amounts disclosed in the Company’s audited consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2008.  In this Form 10-Q, the Digitran Operations are reported as a discontinued operation and are excluded from the electronics devices segment.  Therefore, prior period amounts have been adjusted to conform with this presentation.  Included in the Company’s reconciliation of segment financial data to the consolidated amounts is unallocated corporate expenses.

Selected financial data for each of the Company’s operating segments reconciled to the consolidated totals is shown below (in thousands):

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Net sales
Electronic devices	$11,595	$7,283
Communications equipment	2,618	3,360
Total	$14,213	$10,643

Operating income (loss)
Electronic devices	$1,562	$453
Communications equipment	(452)	18
Corporate and other	(1,222)	(701)
Total	$(112)	$(230)

	March 31,	December 31,
	2009	2008
Total assets
Electronic devices	$34,644	$34,853
Communications equipment	9,187	10,260
Corporate and other	4,404	8,510
Total	$48,235	$53,623

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 — GOODWILL

The following table reflects changes in our goodwill balances, by segment, for the three months ended March 31, 2009 (in thousands):

	Electronic	Communications
	Devices	Equipment	Total

Balance at December 31, 2008	$9,657	$—	$9,657
Foreign currency translation	(113)	—	(113)
Balance at March 31, 2009	$9,544	$—	$9,544

NOTE 9 — INCOME TAXES

The effective tax rate for the three month period ended March 31, 2009 was different than the 34% U.S. statutory rate primarily because the Company’s foreign entities generate a tax obligation and related tax expense as a result of their net income, which cannot be offset by U.S. tax loss carryforwards.

The Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” on January 1, 2007. The implementation of FIN 48 did not result in a material adjustment to the Company’s liability for unrecognized income tax benefits. At the time of adoption and as of March 31, 2009, the Company had recorded no net unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in interest expense and selling, general and administrative expense, respectively, in the condensed consolidated statements of operations and comprehensive income. No interest or penalties were recognized during 2008. As of March 31, 2009, the Company had nothing accrued for interest and penalties.

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

NOTE 10 — LINE OF CREDIT

The Company and its direct subsidiaries, EEC, CXR Larus Corporation and RO Associates Incorporated (collectively, the “Borrowers”) are parties to a Credit Agreement (as amended from time to time the “Credit Agreement”) with GVEC Resource IV Inc. (the “Lender”) providing for a credit facility in the original aggregate amount of $26,000,000 and is secured by accounts receivable, other rights to payment and general intangibles, inventories and equipment. The credit facility includes a one year revolving credit facility for up to $7,000,000 that may be renewed up to two times, each for a period of one year, at the Company’s option, provided that certain conditions precedent are met (the “Revolver”).  The credit facility also includes two term loans (see Note 11).

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

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

has a maturity date of November 30, 2009 unless it is renewed, in which case the maturity date will be extended to November 30, 2010.

Interest on the Revolver is payable monthly.  The interest rate is variable and is adjusted monthly based on prime rate as published in the “Money Rates” column of The Wall Street Journal (the “Base Rate”) plus 1.25%, subject to a minimum rate of 9.5%.  The interest rate in effect as of March 31, 2009 was the minimum rate of 9.5%.  The Revolver is subject to various financial covenants on a consolidated basis, including the following: EBITDA, measured on a fiscal quarter-end basis, must not be less than the scheduled amount for each specified period; the debt service coverage ratio, measured quarterly, must be greater than the lesser of the scheduled amount for each specific period or 1.10:1.00; the leverage ratio, measured quarterly, must not be greater than the scheduled amount for each specified period, and liquidity, measured quarterly, must not be less than the scheduled amount for each specified period.  Additionally, the Revolver is subject to the Borrowers not incurring capital expenditures (a) in excess of $600,000 for the fiscal year ending December 31, 2009, and (b) in excess of $1,800,000 for the fiscal year ending December 31, 2010.  Additionally, the Revolver is subject to the borrowers not incurring unfinanced capital expenditures in excess of $62,500 in any fiscal quarter, provided however that if the borrowers incur unfinanced capital expenditures of less than $62,500 in any fiscal quarter, the difference between the amount incurred in a certain fiscal quarter and $62,500 maybe incurred in the two fiscal quarters immediately following such fiscal quarter. The Company was not in compliance with its EBITDA, debt service coverage ratio and leverage ratio covenants at March 31, 2009. Additionally, on April 1, 2009 the Company voluntarily elected not to make a required interest payment on amounts borrowed under its credit facility, which amount has been subsequently paid.  On May 14, 2009, the Company received a waiver from the Lender for these events of default.

As of March 31, 2009, the Company had outstanding borrowings of $4.1 million under the Revolver with remaining availability under the formula-based calculation of $2.9 million.

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

NOTE 11 — LONG-TERM DEBT

On August 20, 2008, in connection with the acquisition of ACC and CCI as discussed in Note 3, the Borrowers and the Lender amended the credit facility to, among other things, include ACC and CCI as Borrowers and to provide for another term loan in the principal amount of $3 million (the “Term Loan C”).  The credit facility, as so amended, provided for borrowings in the aggregate amount of $26 million.

The credit facility consists of (i) the Revolver, (ii) a term loan in the principal amount of $6 million which is due November 30, 2010 (“Term Loan A”), (iii) a term loan in the original principal amount of $10 million, which is due on November 30, 2010 (“Term Loan B”), and (iv) Term Loan C.  Term Loan A was fully funded on

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

November 30, 2007 while Term Loans B and C were fully funded on August 20, 2008 in connection with the acquisition of ACC.  Term Loan A and Term Loan B require scheduled principal and interest payments commencing September 2009 and a final balloon payment of principal upon maturity on November 30, 2010.  Term Loan C was repaid in full on March 20, 2009.  At March 31, 2009, the outstanding principle balance on Term Loan A was $5.8 million and the outstanding principle balance on Term Loan B was $3.0 million.

The Term Loans A and B bear interest at the Base Rate plus 4.25%, subject to a minimum rate of 12.5%, and require interest only payments in the first year, scheduled principal plus interest payments in years two and three, and a final balloon payment at the end of year three.  Interest on the Term Loans is payable monthly.  The Borrowers may make full or partial prepayment of the Term Loans provided that any such prepayment is accompanied by the applicable prepayment premium.

As part of the consideration for entering into the Credit Agreement, the Company issued warrants to purchase 788,000 shares of the Company’s common stock with a fair value of $1.5 million, which is accounted for as a discount to the Credit Facility and is amortized over the term of the Credit Agreement.

The Borrowers have agreed with the Lender to raise at least $2 million in net proceeds through the sale of stock of the Borrowers by no later than September 30, 2009.  Under the terms of the credit facility, the Borrowers are obligated to remit to the Lender $500,000 with respect to the first $2,000,000 of net cash proceeds received in connection with the sale of stock, 50% of the next $1,000,000 of net cash proceeds received in connection with the sale of stock, and 30% of the net cash proceeds in excess of the first $3,000,000 received in connection with the sale of stock.

If the Company is unsuccessful in meeting the Lender’s requirement for additional capital by the required due dates and/or if the Company breaches any of its agreed upon financial covenants under the credit facility, then it will be in default under the terms of the credit facility.  In the event of a default and continuation of a default, whether as a result of the Company’s inability to raise additional capital or for some other reason, the Lender may limit future availability under the revolving line of credit and/or accelerate the payment of all principal balances and accrued interest requiring the Company to pay the entire indebtedness under the credit facility outstanding on that date.  Upon the occurrence and during the continuation of an event of default, the Lender may also elect to increase the interest rate applicable to the outstanding balance of the Term Loans A and B by four percentage points above the per annum interest rate that would otherwise be applicable.  Any of these conditions could have a material adverse effect on the Company’s operations and/or ability to conduct business after that date.

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 — WARRANTS

In connection with entering into the credit facility (discussed in Note11), the Company issued a seven year warrant to Private Equity Management Group, Inc., an affiliate of the Lender, to purchase up to approximately 776,000 shares of the Company’s common stock on a cash or cashless basis at an exercise price of $4.13 per share.  The estimated fair value of the warrants was $1.5 million, which was calculated using the Black-Scholes pricing model.  The warrants were originally accounted for as debt discount and the adjustment resulting from the repricing of the warrants increased the debt discount, which is being amortized over the remaining life of the credit facility.  The warrants were previously recorded in stockholder’s equity.

In February 2009, the warrants were amended and reissued in conjunction with an amendment to the credit facility.  Pursuant to the Second Amendment to Loan Documents, the original warrant was divided into two warrants (each, a “Second Amended and Restated Warrant” and collectively, the “Second Amended and Restated Warrants”).  Each Second Amended and Restated Warrant covers 387,879 shares of the Company’s common stock (which amount reflects the Company’s 1-for-3.75 reverse split of its common stock effective November 18, 2008).  One of the Second Amended and Restated Warrants provides for an exercise price of $1.99 per share (which amount reflects the Company’s 1-for-3.75 reverse split of its common stock effective November 18, 2008).  The other Second Amended and Restated Warrant provides for an exercise price of $1.80 per share (which amount reflects the Company’s 1-for-3.75 reverse split of its common stock effective November 18, 2008 and a reduction from a post-split exercise price of $3.06 per share).

The exercise price and/or number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances, including certain issuances of securities at a price equal to less than the then current exercise price, subdivisions and stock splits, stock dividends, combinations, reorganizations, reclassifications, consolidations, mergers or sales of properties and assets and upon issuance of certain assets or securities to holders of the Company’s common stock, as applicable. In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF 07-5 was effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of EITF 07-5 on January 1, 2009, resulted in the reclassification of certain of the Company’s outstanding warrants from stockholders’ equity to liabilities, which requires the warrants to be fair valued at each reporting period, with the changes in fair value recognized in the Company’s consolidated statement of operations.

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At January 1, 2009 and March 31, 2009, the Company had warrants subject to mark to market outstanding to purchase 775,758 shares of common stock.  The Company computed the fair value of the warrants using a Black-Scholes valuation model.  The fair value of these warrants on the date of adoption of January 1, 2009 and on March 31, 2009 was determined using the following assumptions:

	January 1, 2009	March 31, 2009
Dividend yield	None	None
Expected volatility	105%	75%
Risk-free interest rate	0.88%	0.81%
Expected term	7 years	7 years
Stock price	$1.58	$1.69

On January 1, 2009, the Company recorded a cumulative effect of change in accounting principle adjustment to its accumulated deficit of $473,000 and a corresponding reclassification of these outstanding warrants from stockholders’ equity to warrant liability.  As of and for the quarter ended March 31, 2009, the change in fair value of the warrants resulted in a $130,000 adjustment to other income (expense) in the consolidated statement of operations and a corresponding decrease to the warrant liability.

NOTE 13 — FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  The effective date of the statement is for all entities with fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position No. 157-2, which delays the effective date of SFAS No. 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008.  The delay pertains to items including, but not limited to, goodwill and other intangible assets.  The Company adopted the provisions of the standard that were effective as of January 1, 2008.  The Company adopted the remaining provisions of SFAS No. 157 as of January 1, 2009.

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

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2009, the Company was required to apply SFAS No. 157 provisions to the derivative that is within the warrant that was issued as consideration for our credit facility, which is discussed in Note 12 and included as a discount on our long-term debt.  The derivative was valued using the Black-Scholes model.  The key inputs in the model are as follows:

March 31, 2009
Dividend yield	None
Expected volatility	75%
Risk-free interest rate	0.81%
Expected term	7 years
Stock price	$1.69

The derivative is measured at fair value on a recurring basis using significant observable inputs (Level 2).  The amount of total gain in earnings for the period is as follows:

Warrant Liability
Beginning balance at January 1, 2009	$1,010
Total gain realized in earnings	(130)
Ending balance at March 31, 2009	$880

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q. The information contained in this report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with SEC, including our Annual Report on Form 10-K for the year ended December 31, 2008 and subsequent reports on Forms 10-Q and 8-K, which discuss our business in greater detail.  This report and the following discussion contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might generate and profits we might earn if we are successful in implementing our business and growth strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

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

•                  our ability to continue to borrow funds under the terms of our credit facility in light of certain actions recently taken against Private Equity Management Group, Inc., an affiliate of our lender and our lender, by the Securities and Exchange Commission, or SEC;

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

Any of the factors described above or in the “Risk Factors” sections contained in our Annual Report on Form 10-K for the year ended December 31, 2008 and in this report could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

Recent Transactions

On March 20, 2009, we completed the sale of substantially all the assets of the Digitran division of our wholly-owned subsidiary, EMRISE Electronics Corporation, or EEC, and all the capital stock of ECC’s wholly-owned subsidiary, XCEL Japan Ltd., which primarily acted as a sales office for the Digitran division, to Electro Switch Corp.  In this report we refer to the businesses of the Digitran Division and XCEL Japan, Ltd. as the “Digitran Operations,” and we refer to the sale of the Digitran division and XCEL Japan, Ltd. as the “Digitran Transaction.”  Within our Digitran division we manufactured, marketed and sold electro-mechanical digital and new patented technology very low profileTM rotary switches for the worldwide aerospace, defense and industrial markets.  Tokyo-based XCEL Japan Ltd. primarily sold Digitran’s switch product lines in Japan and other countries in Asia. These businesses were part of our electronic devices business segment.  The Digitran Transaction is a milestone in our previously announced strategy to divest non-core businesses and increase our focus on our core competencies, which are discussed in further detail in our December 31, 2008 Form 10-K. For purposes of the following discussion and analysis, the Digitran Operations have been removed from the prior period comparisons and the quarterly results of the Digitran Operations are reported in our Consolidated Statements of Operations for all periods presented as a discontinued operation.

Business Description

We design, manufacture and market proprietary electronic devices and communications equipment for aerospace, defense, industrial, and communications applications. We have operations in the U.S., England, and France.  We organize our business in two operating segments: electronic devices and communications equipment. In the first quarter of 2009, our electronic devices segment contributed approximately 82% of overall net sales while the communications segment contributed approximately 18% of overall net sales. Our subsidiaries within our electronic devices segment design, develop, manufacture and market power supplies, radio frequency, or RF, and microwave devices for defense, aerospace and industrial markets.  Our subsidiaries within our communications equipment segment design, develop, manufacture and market network access equipment, including network timing and synchronization products, for communications applications in defense, public and private networks and industrial markets.

Within our electronic devices segment, we produce a range of power systems and RF and microwave devices.  This segment is primarily “project” driven with the majority of revenues being derived from custom products with long life cycles and high barriers to entry.  The majority of manufacturing and testing is performed in-house or through sub-contract manufacturers.  Our electronic devices are used in a wide range of military airborne, seaborne and land-based systems, and in-flight entertainment systems, including the latest next generation in-flight entertainment and communications, or IFE&C, systems — such as applications for mobile phone, e-mail and internet communications and real time, on-board satellite and broadcast TV — which are being installed in new commercial aircraft as well as being retrofitted into existing commercial aircraft.

 Within our communications equipment segment, we produce a range of network access equipment, including network timing and synchronization products, for public and private communications networks.  This segment is “end user product” based with a traditional cycle of internally funded development and marketing prior to selling via direct and indirect sales channels.  Manufacturing is primarily outsourced.  Our communications equipment is used in a broad range of network applications primarily for private communications networks, public communications carriers, and also for utility companies and military applications, including homeland security.

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

Inventory Valuation

Our electronic devices segment finished goods inventories generally are built to order.  Our communications equipment inventories generally are built to forecast, which requires us to produce a larger amount of finished goods in our communications equipment business so that our customers can be served promptly.  Our products consist of numerous electronic and other materials, which necessitate that we exercise detailed inventory management.  We value our inventory at the lower of the actual cost to purchase or manufacture the inventory (first-in, first-out) or the current estimated market value of the inventory (net realizable value). We perform cycle counts of inventories using an ABC inventory methodology, which groups inventory items into prioritized cycle counting categories, or we conduct physical inventories at least once a year.  We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next 12 to 24 months. Additionally, to determine inventory write-down provisions, we review product line inventory levels and individual items as necessary and periodically review assumptions about forecasted demand and market conditions.  Any inventory that we determine to be obsolete, either in connection with the physical count or at other times of observation, are reserved for and subsequently written-off.  As of March 31, 2009, our total inventory reserves amounted to $5.3 million of which $3.7 million, or 21.0% of total inventory, related to our electronic devices segment and $1.6 million, or 9% of total inventory, related to our communications equipment segment.

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

Foreign Currency Translation

We have foreign subsidiaries that together accounted for approximately 52.2% and 70.4% of our net revenues, 34.7% and 42.0% of our assets and 27.5% and 41.6% of our total liabilities as of and for the three months ended March 31, 2009 and  2008, respectively.  In preparing our consolidated financial statements, we are required to translate the financial statements of our foreign subsidiaries from the functional currencies in which they keep their accounting records into U.S. dollars. This process results in exchange gains and losses which, under relevant accounting guidance, are included either within our statement of operations under the caption “other income (expense)” or as a separate part of our net equity under the caption “accumulated other comprehensive income (loss).”

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

Based on our assessment of the factors discussed above, we consider the functional currency of each of our international subsidiaries to be each subsidiary’s local currency. Accordingly, we had cumulative translation losses of $3.2 million and $2.8 million that were included as part of accumulated other comprehensive income within our balance sheets at March 31, 2009 and December 31, 2008, respectively. During the three months ended March 31, 2009 and 2008, we included translation losses of $420,000 and gains of $229,000, respectively, under accumulated other comprehensive income.

The magnitude of these gains or losses depends upon movements in the exchange rates of the foreign currencies in which we transact business as compared to the value of the U.S. dollar. During the first quarter of 2009, these currencies include the euro, the British pound sterling and, to a lesser extent, the Japanese yen. Any future translation gains or losses could be significantly higher or lower than those we recorded for these periods.

A 2.5 million British pound sterling loan payable from one of our subsidiaries in England to EMRISE was outstanding as of March 31, 2009 ($3.5 million based on the exchange rate at March 31, 2009).  Exchange rate losses and gains on the long-term portion of this loan are recorded in cumulative translation gains or losses in the equity section of the balance sheet.

Intangibles, Including Goodwill

We periodically evaluate our intangibles, including goodwill, for potential impairment. Our judgments regarding the existence of impairment are based on many factors including market conditions and operational performance of our acquired businesses.

In assessing potential impairment of goodwill, we consider these factors as well as forecasted financial performance of the acquired businesses.  If forecasts are not met, we may have to record additional impairment charges not previously recognized. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of those respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets that were not previously recorded.  If that were the case, we would have to record an expense in order to reduce the carrying value of our goodwill.  Under SFAS No. 142, “Goodwill and Other Intangible Assets”, we are required to analyze our goodwill for impairment issues at least annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  At March 31, 2009, our reported goodwill totaled $9.5 million.  In assessing the potential impairment of goodwill, we consider forecasted financial performance of the acquired businesses to determine the fair value of the respective assets.

Results of Operations

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

Overall sales increased 34% in the first quarter of 2009 as compared to the first quarter of 2008.  Our overall net sales of $14.2 million for the first quarter of 2009 reflected $5.0 million of net sales contributed by ACC, which we acquired on August 20, 2008, and declines in net sales at our U.S. electronic devices subsidiary and both of our communications equipment subsidiaries.  These declines were further affected by impact of exchange rates between the U.S. dollar and the British pound sterling and the euro.

Overall gross profit as a percentage of sales increased to 34.9% in the first quarter of 2009 from 32.3% in the first quarter of 2008.  The increase in gross profit as a percentage of sales was due to the inclusion of ACC sales and associated gross margins in our results partially offset by a decrease in gross profit as a percentage of sales as a result of a write down of certain inventories at our U.S. power supply division and a decline in margins at our communications equipment segment associated with lower sales volumes within that segment.

The following is a detailed discussion of our results of operations by business segment.  As a result of the sale of our Digitran Operations in March of 2009, for purposes of the following discussion and analysis, the Digitran Operations have been removed from the prior period comparisons and the quarterly results of the Digitran Operations are reported as a discontinued operation for all periods presented.

Comparison of the Three Months Ended March 31, 2009 to the Three Months Ended March 31, 2008

Net Sales

	Three Months Ended		Variance
	March 31,		Favorable (Unfavorable)
(in thousands)	2009	2008	Dollar	Percent

Electronic devices	$11,595	$7,283	$4,312	59.2%
as % of net sales	81.6%	68.4%
Communications equipment	2,618	3,360	(742)	(22.1)%
as % of net sales	18.4%	31.6%
Total net sales	$14,213	$10,643	$3,570	33.5%

Electronic Devices Segment

The increase in sales of our electronic devices in the first quarter of 2009 as compared to the first quarter of 2008 was primarily the result of the inclusion of $5.0 million in net sales from ACC, which was acquired in August 2008.  This increase was partially offset by a decrease in sales at our U.S. power supply division due to economic conditions.  On a local currency basis, net sales at our foreign electronic device companies were higher in the first quarter of 2009 as compared to 2008.  However, exchange rates between the U.S. dollar and the British pound sterling negatively impacted the consolidated results of our U.K. subsidiaries when translated into U.S.

dollars.  The translation impact of exchange rates remains an uncertainty and could negatively or positively impact our overall results in future periods.

Throughout the remainder of 2009, we expect quarterly net sales within our electronic devices segment to increase as compared to each comparable quarter in 2008.  This reflects the expected favorable impact of including ACC’s net sales in each quarter of 2009 as compared to only the latter four months in 2008, offset by the anticipated unfavorable effect of exchange rates expected in 2009 as compared to 2008 between the U.S. dollar and the British pound sterling on the translation of the financial results of our European operations into U.S. dollars.

Communications Equipment Segment

The decrease in sales of our communications equipment in the first quarter of 2009 as compared to the first quarter of 2008 is due to an overall decrease in orders and shipments for network access and timing products, especially at our French subsidiary where quarterly net sales were down $0.6 million due largely to economic impacts and spending reductions by the French Defense Ministry.  Net sales at our French subsidiary were also impacted by the unfavorable effects of exchange rates in 2009 as compared to 2008 between the U.S. dollar and the euro on the translation of the financial results of our European operations into U.S. dollars.  Sales for network access products at our U.S. subsidiary also decreased but were partially offset by stronger sales of telecommunications test equipment.

Net sales in our communications equipment segment have been, and are likely to continue to be, negatively impacted by the recent economic conditions as many of our communications equipment products are deemed to be discretionary expenditures by our customers and many companies in this industry have announced plans to reduce capital expenditures and/or to defer discretionary spending due to current economic conditions.  Once global economic conditions improve, we believe this segment will benefit more so than our electronic devices segment, which has not been impacted as severely due to the defense related nature of that segment.  We also anticipate an ongoing unfavorable effect of exchange rates throughout 2009 as compared to 2008 between the U.S. dollar and the euro on the translation of our European communications equipment operations into U.S. dollars.  Despite the economic impacts in our communications equipment segment, we had an unusually high backlog of orders in this segment at March 31, 2009 of $0.9 million for our telecommunications test equipment primarily for the Federal Aviation Administration and the U.S. Navy and expect that these orders will be delivered in the second half of 2009.

Gross Profit

	Three Months Ended		Variance
	March 31,		Favorable (Unfavorable)
(in thousands)	2009	2008	Dollar	Percent

Electronic devices	$4,077	$1,958	$2,119	108.2%
as a % of net sales	35.2%	26.9%
Communications equipment	880	1,482	(602)	(40.6)%
as a % of net sales	33.6%	44.1%
Total gross profit	$4,957	$3,440	$1,517	44.1%
Total gross margin	34.9%	32.3%

Electronic Devices Segment

The increase in gross profit, as a percentage of net sales, for our electronic devices segment from 26.9% in the first quarter of 2008 to 35.2% in the first quarter of 2009 is primarily the result of the inclusion of higher margin products at ACC and a substantial increase in gross profit as a percentage of sales at our European operations.  This increase was partially offset by a reduction in gross margin at our U.S. power supply division due to a write down of approximately $0.3 million of certain inventories to the lower of cost or market during the first quarter of 2009.  We do not expect to incur any further write downs at our U.S. power supply division.

We expect that during 2009, overall gross margins in our electronic devices segment will improve slightly over those gross margins reported for the first quarter of 2009, which was lower than normal due to the inventory write downs.  During 2009 we may experience quarter to quarter variability due to product mix differences and resulting differentials associated with lower gross margins on our electronic devices used in commercial applications as compared to gross margins on our electronic devices used in military applications.  We expect ACC to contribute positively to our gross profit throughout 2009.  However, we expect these improvements to be partially offset by the negative impact of exchange rates on gross profit in 2009 as compared to 2008 due to unfavorable exchange rates between the U.S. dollar and the British pound sterling on the translation of the financial results of our European operations into U.S. dollars.

Communications Equipment Segment

The decrease in gross margin for our communications equipment segment from 44.1% in the first quarter of 2008 to 33.6% in the first quarter of 2009 is primarily the result of decreased sales of higher margin network access products due to a slow-down of purchases being made by our customers of these products.  Gross margins were also unfavorably impacted as a result of the changes in foreign currency exchange rates between the U.S. dollar and the euro in the first quarter of 2009 as compared to the first quarter of 2008.

We are hopeful during 2009 that this segment will be able to return to higher gross margins, such as those recently achieved throughout the latter part of 2008.  However, due to current economic conditions and the impact such conditions are having on this segment’s sales, we are uncertain as to exactly when this segment will be return to higher gross margins levels.  Further, we experience volatility quarter to quarter due to changes in product mix and timing of shipments.

Operating Expenses

	Three Months Ended		Variance
	March 31,		Favorable (Unfavorable)
(in thousands)	2009	2008	Dollar	Percent

Selling, general and administrative	$4,547	$3,538	$(1,009)	(28.5)%
as % of net sales	32.0%	33.2%
Engineering and product development	522	503	(19)	(3.8)%
as % of net sales	3.7%	4.7%
Total operating expenses	$5,069	$4,041	$(1,028)	(25.4)%

Selling, general and administrative expenses

The increase in selling, general and administrative expenses is primarily the result of approximately $1.3 million of additional expenses relating to ACC, which was absent in the first quarter of 2008.  These increases were partially offset by decreases in selling, general and administrative expenses at nearly all of our business units, including our corporate office.

During 2009, we expect selling, general and administrative expense to be higher on a quarterly basis in each quarter of 2009 as compared to each quarter in 2008.  The anticipated increases in 2009 over 2008 quarterly expenses is primarily due to the inclusion of ACC’s expenses in 2009 as compared to only including such expense during the last four months of 2008, as well as higher anticipated costs relating to Sarbanes-Oxley compliance due to the fact that we are now subject to the Sarbanes-Oxley Act Section 404 external audit requirements.  Additionally, we expect to incur one-time redundancy costs of approximately $0.2 million in the second quarter of 2009 associated with the restructuring of personnel at several of our facilities.  However we expect future quarters in 2009 to trend lower as compared to the first quarter of 2009.  The lower expected costs in future quarters of 2009 as compared to the first quarter of 2009 reflect lower expected expenses primarily due to significant restructuring efforts at both our business units and at our corporate office, which we expect to complete in the first half of 2009, which include reduction in headcount, outsourcing certain centralized services and a reduction in facility costs.

Engineering and product development

The slight increase in engineering and product development costs is primarily due to the added engineering costs at ACC offset by a reduction in engineering costs for our TiemPoTM product line as compared to the prior year period where development efforts were at a higher level than are currently required.

During the remainder of 2009, engineering and product development expenses are expected to be lower than comparable 2008 quarterly expenses, but higher than the first quarter of 2009.  This reflects the impact of ACC’s expenses for the full 12 months in 2009 offset by lower expected development efforts for our TiemPoTM product line as a result of fewer development requirements going forward as compared to the prior year.

Interest expense

Interest expense was $1.0 million for the three months ended March 31, 2009 compared to $0.6 million for the three months ended March 31, 2008 due to higher outstanding loan and line of credit balances and higher interest rates on portions of those loan balances in the first quarter of 2009 as compared to the first quarter of 2008.  Included in interest expense in the first quarter of 2009 were $0.3 million of non-cash amortization of deferred financing costs and non-cash amortization of debt discount compared to $0.2 million in the first quarter of 2008.  We expect quarterly interest expense for the remainder of 2009 to decrease from the comparable prior year periods and as compared to the first quarter of 2009 as a result of the lower outstanding loan balances as we used the proceeds from the sale of our Digitran Operations to pay down outstanding acquisition loans by approximately $10 million.

Other income (expense)

We recorded other expense of $42,000 for the three months ended March 31, 2009 compared to $17,000 for the same period of 2008.  Other income (expense) consists primarily of short-term exchange rate gains and losses associated with the volatility of the U.S. dollar to the British pound sterling and euro on the current portion of certain assets and liabilities and fair value adjustments on warrants.

Income tax expense

Income tax benefit amounted to $0.4 million for the three months ended March 31, 2009 compared to income tax expense of $0.1 million for the same period of 2008.  The company recorded an income tax benefit as the result of losses incurred in the first quarter of 2008.  This benefit was partially offset by income tax expense incurred primarily as the result of foreign income tax on foreign earned profits in Europe and Japan and New Jersey state income taxes on income generated by ACC.

Net gain on discontinued operations

In connection with the sale of our Digitran Operations on March 20, 3009, we reported income from our discontinued Digitran Operations of $7.4 million during the first quarter of 2009, which includes a $7.2 million gain on the sale of assets.  In the first quarter of 2008, these operations contributed comparative income of $0.2 million.  In connection with this sale and the income generated from the discontinued operations, we recorded a tax provision of $1.4 million, during the first quarter of 2009, and no tax provision in connection with these operations during the first quarter of 2008.

Net income (loss)

We reported net income of $5.3 million in the first quarter of 2009 and a net loss of $0.9 million in the first quarter of 2008.  Included in net income in the first quarter of 2009 was a $7.2 million gain on the sale of Digitran, approximately $0.3 million in inventory write downs, and approximately $0.2 million in short-term exchange rate losses associated with the volatility of the U.S. dollar to the British pound sterling and euro on the current portion of certain assets and liabilities.  Excluding the one-time gain reported in the first quarter of 2009, we anticipate net income (loss) to improve in future quarters, due in large part to the recent restructuring efforts being completed, and also due to lower anticipated interest expense in future quarters due to our significant reduction of debt by approximately $10 million during the first quarter of 2009.

Liquidity and Capital Resources

In making an assessment of our liquidity, we believe that the items in our financial statements that are most relevant to our ongoing operations are working capital, cash generated from operating activities and cash available from financing activities.  During the first quarter of 2009, we funded our daily cash flow requirements through funds provided by operations and through borrowings under our credit facility with GVEC Resource IV Inc. (“GVEC” or the “Lender”).  Working capital was $6.8 million at March 31, 2009 as compared to $7.6 million at December 31, 2008. The decrease in working capital is primarily due to the sale of our Digitran Operations, which had net current assets of $2.6 million at March 20, 2009.  At March 31, 2009 and December 31, 2008, we had accumulated deficits of $22.3 million and $28.1 million, respectively, and cash and cash equivalents of $3.6 million and $3.4 million, respectively.

Net cash generated in operating activities during the first quarter of 2009 totaled $1.1 million.  Our reported net income of $5.3 million included a gain on the sale of assets of $7.2 million.  Significant non-cash adjustments to our first quarter net income include (i) the amortization of debt discount and amortization of deferred financing cost which, on a combined basis, totaled $0.25 million during the quarter, both of which are non-cash components of interest expense associated with our credit facility and (ii) depreciation and amortization expense which totaled $0.5 million.  Significant sources and uses of cash associated with operating activities during the quarter included an increase in accounts payable and accrued expenses which generated cash of $1.0 million.  The higher accrued expenses are due primarily to higher tax accruals associated with the sale of our Digitran Operations in March 2009.  Accounts payable is also higher due to increased purchases to support higher anticipated shipments, especially at our ACC subsidiary, and also due to timing of payments.  In addition, during the quarter, our accounts receivable decreased by approximately $1.0 million, due to collections being received on our higher fourth quarter 2008 shipments and also due to increased efforts to collect outstanding balances on a more timely basis.

Cash generated from our investing activities during the first quarter of 2009 totaled $10.0 million. This amount consisted entirely of net cash proceeds generated by the sale of our Digitran Operations.

Cash used in financing activities during the first quarter of 2009 totaled $10.4 million, all of which represents repayments of principal owed on long term debt and/or notes to stockholders, including the $9.9 million generated by the sale of our Digitran Operations, all of which was used to partially repay the $13 million in term debt that we acquired in connection with our purchase of ACC in August 2008.

As of March 31, 2009, we had outstanding borrowings of $4.1 million under the revolving loan portion of our credit facility.  At March 31, 2009, we had remaining actual availability under a formula-based calculation of $2.9 million under the credit facility.  Actual remaining availability represents the additional amount we were eligible to borrow as of March 31, 2009.  The full $7 million available under our revolving line of credit fluctuates periodically throughout each month depending on timing of borrowings and repayments.  On May 11, 2009 we had outstanding borrowings of $4.3 million under the revolving line of credit and approximately $2.7 of remaining availability under the credit facility.

In addition to the revolving lines of credit, at March 31, 2009, we had long-term loans and capitalized lease and equipment loan obligations totaling $8.6 million, the current portion of which loans and obligations totaled $2.0 million.

Our backlog decreased to $29.6 million as of March 31, 2009 as compared to $34.7 million as of December 31, 2008. The decrease is, in part, due to the sale of the Digitran Operations, which contributed $1.5 million in backlog to the December 31, 2008 backlog amount, and the reduction of backlog at all of our electronic devices business units as we satisfied much higher shipments on existing contracts during the fourth quarter of 2008 compared to previous quarters.  We experienced a slight increase in backlog at our U.S. communications equipment business unit associated with new orders for telecommunications test equipment.  The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. Our backlog as of March 31, 2009 was approximately 95% related to our electronic devices business, which business tends to provide us with long lead-times for our manufacturing processes due to the custom nature of the products, and approximately 5% related to our communications equipment business, which business tends to deliver standard or modified standard products from stock as orders are received. We believe that the majority of our current backlog is shippable within the next 12 months.  However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

On November 30, 2007, we and our direct subsidiaries, EEC, CXR Larus and RO Associates entered into a Credit Agreement with the Lender, providing for a credit facility in the aggregate amount of $23,000,000.  On August 20, 2008, in connection with the acquisition of ACC and CCI, we amended the credit facility to include ACC and CCI as borrowers and to, among other things, include a term loan in the principal amount of $3,000,000 (the “Term Loan C”).  In connection with Digitran Transaction we repaid approximately $10 million in March 2009.  As of March 31, 2009, we owed a total of $12.9 million under the terms of the credit facility.

The credit facility currently consists of (i) a one year revolving loan for up to $7 million that may be renewed on November 30, 2009 for a period of one year (the “Revolver”), and (ii) two term loans (Term Loan A and Term Loan B) with an aggregate net outstanding principal amount of $8.8 million. The term loans require scheduled principal and interest payments commencing September 2009 and a final balloon payment of principal upon maturity on November 30, 2010.  Total aggregate principal payments on Term Loan A and Term Loan B are $1.1 million in 2009 and $7.9 million in 2010.

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

Interest on the Revolver is payable monthly.  The interest rate is variable and is adjusted monthly based on prime rate as published in the “Money Rates” column of The Wall Street Journal (the “Base Rate”) plus 1.25%, subject to a minimum rate of 9.5%.  The Revolver is subject to various financial covenants on a consolidated basis, including EBITDA, measured on a fiscal quarter-end basis, must not be less than the scheduled amount for each specified period; the debt service coverage ratio, measured quarterly, must be greater than the lesser of the scheduled amount for each specific period or 1.10:1.00; minimum liquidity above the scheduled amount, unfinanced capital expenditures not in excess of $62,500 per quarter, and the leverage ratio, measured quarterly, must not be greater than the scheduled amount for each specified period.  Additionally, the Revolver is subject to the borrowers not incurring purchase money commitments in excess of $2 million.  As of March 31, 2009 we were not in compliance with the EBITDA, debt service coverage ratio and leverage ratio financial covenants.  In addition, on April 1, 2009, we voluntarily elected not to make a required interest payment on amounts borrowed under our credit facility, which amount has been subsequently paid.  On May 14, 2009 we obtained a waiver from our Lender for these events of default.

The term loans bear interest at the Base Rate plus 4.25%, subject to a minimum rate of 12.5%.  The borrowers under the credit facility may make full or partial prepayment of the term loans provided that any such prepayment is accompanied by the applicable prepayment premium discussed below.

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

If the Lender terminates the credit facility during a default period or if we prepay the Revolver or the Term Loans prior to November 30, 2009, then we are subject to a penalty equal to 2% of the outstanding principal balance of the Revolver and the Term Loans.  The Revolver is subject to an unused line fee of 0.5% per annum, payable monthly, on any unused portion of the revolving credit facility.

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

We have agreed with our Lender to raise at least $2 million in net proceeds through the sale of stock of the borrowers by no later than September 30, 2009.  Under the terms of the credit facility, we are obligated to remit to our Lender $500,000 with respect to the first $2,000,000 of net cash proceeds received in connection with the sale of stock, 50% of the next $1,000,000 of net cash proceeds received in connection with the sale of stock, and 30% of the net cash proceeds in excess of the first $3,000,000 received in connection with the sale of stock.

We are currently evaluating a number of options to meet this obligation under our credit facility, including a possible refinancing of the entire facility.  Given current economic and financial market conditions even a small equity raise could prove difficult.  If we are successful in structuring an equity raise acceptable to us and our Lender, it may result in substantial dilution to our stockholders.

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

Recent actions taken by the SEC against Private Equity Management Group, Inc., or PEMG, an affiliate of, our Lender including an order granted in April 2009 by a federal court freezing all assets of PEMG and its affiliates, which includes our Lender, may adversely affect our Lender’s ability to continue to provide us funds under the terms of the Revolver.  At the request of the SEC, the federal court also appointed a temporary receiver of PEMG and of our Lender.  Although we currently believe that the receiver will allow us to continue to borrow funds under the terms of the Revolver, we cannot assure you that the receiver will allow our Lender to continue to make funds available to us.  If, for any reason, the receiver were to limit or terminate our ability to continue to borrow funds under the Revolver, our cash position and our ability to continue day to day operations would be adversely affected, almost immediately.  If that were to occur, we would be required to seek additional and/or replacement financing immediately.  If we are unable to do so, we may be forced to drastically curtail or cease operations and possibly seek protection from our creditors under the U. S. Bankruptcy Code.

Currently, we are in the process of seeking alternate financing from a number of possible lenders, including certain banks and lenders which we have maintained a favorable relationship over many years.  Although we remain hopeful that we will be able to successfully secure replacement financing on a timely basis, we cannot assure you that we will be successful in this regard.

If we are able to continue to borrow funds under the terms of our Revolver (including timely funding by our Lender of draw requests), we believe that current and future capital resources, revenues generated from operations and other existing sources of liquidity will be adequate to meet our anticipated short term, working capital and capital expenditures needs for at least the next 12 months.  However, if we experience a significant loss of revenue or increase in costs, or if our Lender fails to fund our draw requests in a timely manner or at all, then our cash flow would be negatively impacted resulting in a cash flow deficit which, in turn, will require us to obtain additional or alternate financing, with little or no notice.  These potential financing needs could be met in the form of a revised debt structure with our Lender, additional or new financing with another lender or lenders, the sale of assets to generate cash or the sale of additional equity to raise capital.  Our failure to secure additional or alternate financing, if and when needed, would have an adverse effect on our operations and/or ability to do business after that date or could restrict our growth, limit our development of new products, or hinder our ability to fulfill existing or future orders.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This new statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy, with the highest priority being quoted prices in active markets. The required effective date of SFAS No. 157 is the first quarter of 2008. The adoption of SFAS No. 157 for financial assets and liabilities did not have a material effect on our consolidated financial statements, but resulted in additional disclosures.  In February 2008, the FASB issued Staff Position No. 157-2, which delayed by one year the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The adoption of SFAS No. 157 for non-financial assets and liabilities did not have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which replaces SAFS No. 141, “Business Combinations.”  SFAS No. 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration and certain acquired contingencies.  SFAS No. 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination.  SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. SFAS No. 141R will be applicable prospectively to business combinations for which the acquisition date is on or after January 1, 2009.  SFAS No. 141R would have an impact on accounting for any business acquired after the effective date of this pronouncement.

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

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging

Activities. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. We adopted EITF 07-5 on January 1, 2009. See Note 12 — Warrants in the accompany notes to condensed consolidated financial statements in this report for discussion of the impact of the adoption of EITF 07-5 on our outstanding stock warrants and our consolidated financial statements.

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.                 CONTROLS AND PROCEDURES.

Not applicable.

ITEM 4T.              CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President Finance and Administration, our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Vice President Finance and Administration concluded as of March 31, 2009 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed immediately below.

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

Management assessed and evaluated the effectiveness of our internal control over financial reporting as of March 31, 2009. Based on the results of management’s assessment and evaluation, our Chief Executive Officer and Vice President Finance and Administration concluded that as of March 31, 2009 the following three material weaknesses in our internal control over financial reporting existed:

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

The foregoing material weaknesses are described in detail below under the caption “Material Weaknesses and Related Remediation Initiatives.” As a result of these material weaknesses, our Chief Executive Officer and Vice President Finance and Administration concluded that we did not maintain effective internal control over financial reporting as of March 31, 2009. If not remediated, these material weaknesses could result in one or more material misstatements in our reported financial statements in a future annual or interim period.

In making its assessment of our internal control over financial reporting, management used criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its Internal Control-Integrated Framework. Because of the material weaknesses described above, management believes that, as of March 31, 2009, we did not maintain effective internal control over financial reporting.

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

Remediation of Internal Control Deficiencies and Expenditures

The above material weaknesses did not result in adjustments to our consolidated financial statements for the quarter ended March 31, 2009, however, it is reasonably possible that, if not remediated, one or more of the material weaknesses described above could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.

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

Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of March 31, 2009. Because the remedial actions require hiring of additional personnel, upgrading certain of our information technology systems, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weakness has been remediated.  We intend to continue to evaluate and strengthen our internal control over financial reporting systems. These efforts require significant time and resources.  If we are unable to establish adequate internal control over financial reporting systems, we may encounter difficulties in the audit or review of our financial statements by our independent registered public accounting firm, which in turn may have a material adverse effect on our ability to prepare financial statements in accordance with GAAP and to comply with our SEC reporting obligations.

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

ITEM 1A.                                          RISK FACTORS.

Item 1A of Part I of our Form 10-K for the year ended December 31, 2008 summarizes various material risks that investors should carefully consider before deciding to buy or maintain an investment in our common stock.  Any of those risks, and the additional risk factor described below, if they actually occur, would likely harm our business, financial condition and results of operations and could cause the trading price of our common stock to decline.

Recent actions taken by the SEC against an affiliate of our lender may adversely affect our ability to continue to borrow funds under the terms of our revolving credit facility with our lender.  If our lender limits or terminates our ability to borrow funds under the revolving credit facility, our cash position and our ability to continue day to operations would be adversely affected, almost immediately.

Recent actions taken by the SEC against Private Equity Management Group, Inc., or PEMG, an affiliate of our lender, including an order granted in April 2009 by a federal court freezing all assets of PEMG and its affiliates, which includes our lender, may adversely affect our lender’s ability to continue to provide us funds under the terms of our revolving credit facility.  At the request of the SEC, the federal court also appointed a temporary receiver of PEMG and of our lender.  If, for any reason, the receiver were to limit or terminate our ability to continue to borrow funds under our revolving credit facility, our cash position and our ability to continue day to day operations would be adversely affected, almost immediately.  If that were to occur, we would be required to seek additional and/or replacement financing immediately.  If we are unable to do so, we may be forced to drastically curtail or cease operations and possibly seek protection from our creditors under the U. S. Bankruptcy Code.

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

10.1

Amendment Number 2 to Loan Documents dated February 12, 2009 by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, RO Associates Incorporated, Advanced Control Components, Inc., Custom Components, Inc. and GVEC Resource IV Inc.(1)

10.2	Second Amended and Restated Warrant dated February 12, 2009 issued to Private Equity Management Group, LLC (1)

10.3	Second Amended and Restated Warrant dated February 12, 2009 issued to Private Equity Management Group, LLC (1)

10.4	Asset and Stock Purchase Agreement, dated March 20, 2009, by and among EMRISE Corporation, EMRISE Electronics Corporation, Electro Switch Corp., and ESC Worldwide, Inc. (2)

10.5

Forbearance Agreement and Amendment Number 3 to Loan Documents, dated March 20, 2009, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, RO Associates Incorporated, Advanced Control Components, Inc., Custom Control Components, Inc. and GVEC Resource IV Inc. (2)

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

EMRISE CORPORATION

Dated: May 15, 2009	By:	/S/ CARMINE T. OLIVA
Carmine T. Oliva,
Chief Executive Officer

Dated: May 15, 2009	By:	/S/ D. JOHN DONOVAN
D. John Donovan, Vice President Finance and Administration (principal financial and accounting officer)

INDEX TO EXHIBITS ATTACHED TO THIS REPORT

Number	Description

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Vice President Finance and Administration Pursuant to 18 U.S.C. Section 350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002