Form 10-Q
period 2009-06-30
Emrise CORP
filed 2009-08-14
CIK 854852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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
(do not check if Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of the Registrant’s common stock, $0.0033 par value, as of August 13, 2009 was 10,213,412.

EMRISE CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMRISE CORPORATION

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,832	$3,242
Accounts receivable, net of allowances for doubtful accounts of $221 at June 30, 2009 and $501 at December 31, 2008	9,373	10,333
Inventories, net	12,916	12,501
Current deferred tax assets	323	271
Prepaid and other current assets	1,429	1,283
Current assets of discontinued operations	—	2,724
Total current assets	28,873	30,354

Property, plant and equipment, net	2,761	2,990
Goodwill	13,368	9,657
Intangible assets other than goodwill, net	6,070	6,618
Deferred tax assets	1,798	2,191
Other assets	415	683
Noncurrent assets of discontinued operations	—	1,130
Total assets	$53,285	$53,623

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,042	$4,625
Accrued expenses	6,511	6,939
Line of credit	5,612	4,084
Current portion of long-term debt	1,974	5,121
Notes payable to stockholders, current portion	802	542
Income taxes payable	891	451
Other current liabilities	649	357
Current liabilities of discontinued operations	—	664
Total current liabilities	21,481	22,783

Long-term debt, net of discount of $725 and $980, respectively	6,672	13,479
Notes payable to stockholders, less current portion	2,959	250
Deferred income taxes	1,927	2,203
Warrant liability	587	—
Other liabilities	449	503
Noncurrent liabilities of discontinued operations	—	401
Total liabilities	34,075	39,619
Commitments and contingencies
Stockholders’ equity:
Preferred stock,$0.01 par value. Authorized 10,000,000 shares, zero shares issued and outstanding	—	—
Common stock,$0.0033 par value. Authorized 150,000,000 shares; 10,213,412 and 10,204,079 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	126	126
Additional paid-in capital	43,407	44,806
Accumulated deficit	(22,869)	(28,101)
Accumulated other comprehensive loss	(1,454)	(2,827)
Total stockholders’ equity	19,210	14,004
Total liabilities and stockholders’ equity	$53,285	$53,623

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net Sales	$14,270	$12,022	$28,483	$22,665
Cost of Sales	8,811	8,309	18,067	15,512
Gross profit	5,459	3,713	10,416	7,153

Operating expenses:
Selling, general and administrative	4,347	3,529	8,894	7,067
Engineering and product development	716	608	1,238	1,111
Total operating expenses	5,063	4,137	10,132	8,178
Income (loss) from operations	396	(424)	284	(1,025)

Other income (expense):
Interest income	23	23	69	41
Interest expense	(923)	(604)	(1,938)	(1,188)
Other, net	210	120	168	103
Total other expense, net	(690)	(461)	(1,701)	(1,044)

Loss before income taxes	(294)	(885)	(1,417)	(2,069)
Income tax provision (benefit)	117	(4)	(233)	80
Loss from continuing operations	(411)	(881)	(1,184)	(2,149)
Discontinued operations:
Income (loss) from discontinued operations including gain on sale of $7,109 YTD	(114)	625	7,288	996
Tax provision (benefit) on discontinued operations	(11)	—	1,345	—
Net gain (loss) on discontinued operations	(103)	625	5,943	996

Net Income (loss)	$(514)	$(256)	$4,759	$(1,153)

Earnings (loss) per share:
Basic	$(0.05)	$(0.03)	$0.47	$(0.11)
Diluted	$(0.05)	$(0.03)	$0.47	$(0.11)

Weighted average shares outstanding
Basic	10,205	10,204	10,205	10,204
Diluted	10,205	10,204	10,205	10,204

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance at December 31, 2008	10,204	$126	$44,806	$(28,101)	$(2,827)	$14,004
Cumulative effect of change in accounting principle due to adoption of EITF 07-5	—	—	(1,483)	473	—	(1,010)
Stock option exercises	9	—	7	—	—	7
Stock-based compensation	—	—	75	—	—	75
Warrants issued for services	—	—	2	—	—	2
Net income and comprehensive income	—	—	—	4,759	1,373	6,132
Balance at June 30, 2009	10,213	$126	$43,407	$(22,869)	$(1,454)	$19,210

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$4,759	$(1,153)
Adjustments to arrive at net loss from continuing operations	(5,943)	(996)
Net loss from continuing operations	(1,184)	(2,149)
Reconciliation to net cash used in operating activities:
Depreciation and amortization	980	506
Provision for doubtful accounts	69	(46)
Provision for inventory obsolescence	258	522
Provision for warranty reserve	(48)	8
Deferred taxes	(292)	(113)
Amortization of deferred issuance costs	279	216
Amortization of debt discount	255	216
Stock-based compensation expense	77	33
Change in common stock warrant value	(423)	—
Changes in assets and liabilities:
Accounts receivable	936	559
Inventories	(975)	(734)
Prepaid and other assets	(156)	(54)
Accounts payable and accrued expenses	(978)	(527)
Operating cash flow used in continuing operations	(1,202)	(1,563)
Operating cash flow provided by discontinued operations	693	928
Net cash used in operating activities	(509)	(635)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(14)	(50)
ACC purchase price adjustment	(3,116)	—
Investing cash flow used in continuing operations	(3,130)	(50)
Investing cash flow provided by (used in) discontinued operations including proceeds from sale of subsidiary operations, net of cash	10,050	(37)
Net cash provided by (used in) investing activities	6,920	(87)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	3,261	—
Net repayments of lines of credit	1,528	(1,950)
Repayments of long-term debt	(10,288)	(143)
Payments of notes to stockholders	(293)	(271)
Proceeds from exercise of stock options and warrants	7	—
Net cash used in financing activities	(5,785)	(2,364)
Effect of exchange rate changes on cash	785	264
Net increase (decrease) in cash and cash equivalents	1,411	(2,822)
Cash and cash equivalents at beginning of period	3,421	4,764
Cash and cash equivalents at end of period	$4,832	$1,942

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of equipment through capital lease	$74	$453
Cumulative effect of change in accounting principle - reclassification of common stock warrants to liability upon adoption of EITF 07-5	$473	$—

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

In March of 2009, the Company sold substantially all the assets related to the Digitran division of the Company’s wholly-owned subsidiary, EMRISE Electronics Corporation’s (“EEC”), and all of the issued and outstanding equity interests of EEC’s wholly-owned subsidiary, XCEL Japan, Ltd. (collectively the “Digitran Operations”).  The accompanying financial statements include the Digitran Operations as a discontinued operation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“Commission”) and therefore do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the U.S. (“GAAP”).  The year end balance sheet was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.  The unaudited condensed consolidated financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of June 30, 2009 and the results of operations and cash flows for the related interim periods ended June 30, 2009 and 2008. However, these results are not necessarily indicative of results for any other interim period or for the year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2008 as filed with the Commission.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income (loss)	$(514)	$(256)	$4,759	$(1,153)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,791	(3)	1,373	223
Comprehensive income (loss)	$1,277	$(259)	$6,132	$(930)

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

The Company recognizes revenues from sales of its U.S. subsidiary, RO Associates Incorporated, and all of its U.S. communications equipment business units at the point of shipment of those products.  An estimate of warranty cost is recorded at the time the revenue is recognized.  Product returns are infrequent and require prior authorization because sales are final and the Company quality tests its products prior to shipment to ensure products meet the specifications of the binding purchase orders under which those products are shipped. Normally, when a customer requests and receives authorization to return a product, the request is accompanied by a purchase order for a repair or for a replacement product.

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

Reverse Stock Split

On November 19, 2008, the Company completed a 1-for-3.75 reverse split of its common stock.  All common stock, stock options and warrants to purchase common stock and earnings per share amounts have been retroactively restated as if the reverse stock split occurred at the beginning of the periods presented.

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net loss by the weighted average common shares outstanding during a period.  Diluted income (loss) per share is based on the treasury stock method and includes the dilutive effect of stock options and warrants outstanding during the period.  Common share equivalents have been excluded where their inclusion would be anti-dilutive.  As a result of the loss incurred by the Company for the three month periods ended June 30, 2009 and 2008, and for the six month period ended June 30, 2008, the potentially dilutive common shares have been excluded from the loss per share computation because their inclusion would have been anti-dilutive.  The following table illustrates the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

NUMERATOR:
Net income (loss)	$(514)	$(256)	$4,759	$(1,153)

DENOMINATOR:
Basic weighted average common shares outstanding	10,205	10,204	10,205	10,204
Effect of dilutive securities:
Dilutive stock options and warrants	—	—	—	—
Diluted weighted average common shares outstanding	10,205	10,204	10,205	10,204

Basic income (loss) per share	$(0.05)	$(0.03)	$0.47	$(0.11)

Diluted income (loss) per share	$(0.05)	$(0.03)	$0.47	$(0.11)

The following table shows the common stock equivalents that were outstanding as of June 30, 2009 and 2008, but were not included in the computation of diluted earnings per share as a result of the loss incurred by the Company in the three month periods ended June 30, 2009 and 2008, and for the six month period ended June 30, 2008 or because the options’ or warrants’ exercise price was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive:

		Range of
	Number of	Exercise Price
	Shares	Per Share

Anti-dilutive common stock options:
As of June 30, 2009	651,000	$1.53 – $7.50
As of June 30, 2008	282,000	$0.75 – $7.50

Anti-dilutive common stock warrants:
As of June 30, 2009	1,804,000	$4.31 – $6.49
As of June 30, 2008	1,798,000	$4.13 – $6.49

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy, with the highest priority being quoted prices in active markets. The required effective date of SFAS No. 157 was the first quarter of 2008. The adoption of SFAS No. 157 for financial assets and liabilities did not have a material effect on the Company’s consolidated financial statements, but resulted in additional disclosures contained herein.  In February 2008, the FASB issued Staff Position No. 157-2, which delayed by one year the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company has evaluated the impact of the adoption of SFAS No. 157 for non-financial assets and liabilities and has determined that the adoption of SFAS No. 157-2 will not have a material effect on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which replaced SFAS No. 141, “Business Combinations.”  SFAS No. 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration and certain acquired contingencies.  SFAS No. 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination.  SFAS No. 141R is effective for fiscal years beginning after December 15, 2008.  SFAS No. 141R will be applicable prospectively to business combinations for which the acquisition date is on or after January 1, 2009.  SFAS No. 141R will have an impact on accounting for any business acquired after the effective date of this pronouncement.

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

In April 2009, the FASB issued FSP No FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements.  FSP No. FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial results, financial position and financial statement disclosures.  FSP FAS 107-1 and APB 28-1 is effective for periods ending after June 15, 2009.  The Company has adopted FSP FAS 107-1 and APB 28-1 and believes it has all of the required disclosures within this report.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”) effective for interim or annual financial periods ending after June 15, 2009.  For calendar year entities, SFAS No. 165 became effective for the three months ended June 30, 2009.  The objective of SFAS No. 165 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, SFAS No. 165 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements: (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financials statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The adoption of SFAS No. 165 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS No. 168”) to formally establish the FASB Accounting Standards Codification™ (the “Codification”) as the single source of authoritative, nongovernmental U.S. GAAP.  All existing accounting standards documents are superseded as described in SFAS No. 168.  All other accounting literature not included in the Codification is nonauthoritative.  The Codification is effective for interim and annual periods ending after September 15, 2009.  The Company believes the adoption of SFAS No. 168 will not have a material impact on its financial position, results of operations or cash flows.

NOTE 2 — LIQUIDITY

The Company reported a net loss for the quarter ended June 30, 2009 of $0.5 million and net income for the six months ended June 30, 2009 of $4.8 million.  Included in net income for the six month period was a $5.9 million gain (net of tax of $1.3 million) on the disposition of the Company’s Digitran Operations (see Note 4).  Absent this gain, the Company would have incurred a $1.1 million net loss for the six months ended June 30, 2009.  If the Company’s net losses continue, it may experience negative cash flow, which may hamper current operations and may prevent the Company from expanding its business.  Additionally, such losses may result in a default on the Company’s debt covenants associated with its credit facility.  The Company may be unable to attain, sustain or increase profitability on a quarterly or annual basis in the future. If the Company does not achieve, sustain or increase profitability, its stock price may decline.

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has agreed with its lender to raise at least $3 million in net cash proceeds through the sale of stock of the Company or its subsidiaries by no later than December 31, 2009.  Under the terms of the Company’s credit facility, the Company is obligated to remit to its lender 50% of the first $3 million of net cash proceeds received and 30% of the net cash proceeds received in excess of the first $3 million.    Given current economic and financial market conditions, an equity raise could prove difficult.   Accordingly, no assurances can be made that the Company will be successful in raising the required amount of equity capital by December 31, 2009.  If the Company is successful in structuring an equity raise acceptable to the Company and its lender, the issuance of equity securities may result in substantial dilution to the Company’s stockholders.

Currently, the Company is in the process of seeking alternate financing from a number of possible lenders, including traditional lenders, private equity and mezzanine lenders.  Although the Company remains hopeful that it will be able to successfully secure replacement financing on a timely basis, no assurances can be made that the Company will be successful in this regard.

The Company is obligated to make principal payments to its lender of (i) $75,000 on September 1. 2009 and October 1, 2009, (ii) $100,000 on November 1, 2009, (iii)  $150,000 on December 1, 2009 and (iv) approximately $287,000  commencing on January 1, 2010 and continuing on the first day of each of the 10 consecutive months thereafter.

If the Company cannot meet or successfully renegotiate its obligations to (i) raise $3.0 million in equity capital by December 31, 2009, (ii) make monthly principal and interest payments, and/or (iii) achieve certain other financial covenants, or if the lender does not waive these obligations, then the Company would be in default under the terms of its credit facility.

In the event of a default and continuation of a default, the lender may limit future availability under the Revolver (as defined in Note 10) and/or accelerate the payment of all principal balances and accrued interest requiring the Company to pay the entire indebtedness under the credit facility outstanding on that date.  Upon the occurrence and during the continuation of an event of default, the lender may also elect to increase the interest rate applicable to the outstanding balance of the Term Loans A and B (as defined in Note 10) by four percentage points above the per annum interest rate that would otherwise be applicable.  Any of these conditions could have a material adverse effect on the Company’s operations and/or ability to conduct business after that date.  Additionally, if the lender terminates the credit facility during a default period or if the Company prepays the Revolver or the Term Loans prior to November 30, 2009, then the Company is subject to a penalty equal to 2% of the outstanding principal balance of the Revolver and the Term Loans.

Recent actions taken by the Commission against Private Equity Management Group, Inc., an affiliate of the Company’s lender, including an order granted in April 2009 by a federal court freezing all assets of Private Equity Management Group, Inc. and its affiliates, including the Company’s lender, may adversely affect the Company’s lender’s ability to continue to provide the Company funds under the terms of the Revolver.  At the request of the Commission, the federal court also appointed a temporary receiver of Private Equity Management Group, Inc. and the Company’s lender.  Although the Company currently believes that the receiver will allow the Company to continue to borrow funds under the terms of the Revolver, no assurances can be made that the receiver will allow the Company’s lender to continue to make funds available to the Company.  If, for any reason, the receiver were to limit or terminate the Company’s ability to continue to borrow funds under the Revolver, the Company’s cash position and its ability to continue day to day operations would be adversely affected, almost immediately.  If that were to occur, the Company would be required to seek additional and/or replacement financing immediately.  If the Company were unable to do so, the Company may be forced to drastically curtail or cease operations and possibly seek protection from its creditors under the U.S. Bankruptcy Code.

If the Company is successful in raising $3.0 million in equity capital by December 31, 2009 as required by the Company’s lender under the terms of the credit facility and is able to continue to borrow funds under the terms of the Revolver, management of the Company believes that current and future capital resources, revenues generated from operations and other existing sources of liquidity will be adequate to meet its anticipated short term, working capital and capital expenditures needs for the next 12 months.

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

If, however, for any reason including the reasons described above, the Company is unsuccessful in raising additional equity capital as required under the terms of the credit facility thereby resulting in an event of default under the credit facility or is unable to continue to borrow funds under the terms of the Revolver, the Company does not believe that current and future capital resources, revenues generated from operations and other existing sources of liquidity will be adequate to meet its anticipated short term, working capital and capital expenditures needs for the next 12 months.  Further, if for any reason, the Company is not able to continue to borrow funds under the terms of the Revolver or if it experiences a significant loss of revenue or increase in costs, then its cash flow would be negatively impacted resulting in a cash flow deficit which, in turn, will require it to obtain additional or alternate financing, with little or no notice.  These potential financing needs could be met in the form of a revised debt structure with the Company’s current lender, additional or new financing with another lender or lenders, the sale of assets to generate cash or the sale of additional equity to raise capital.  Failure to secure additional or alternate financing, if and when needed, would have an adverse effect on the Company’s operations and/or ability to do business after that date or could restrict the Company’s growth, limit its development of new products, or hinder its ability to fulfill existing or future orders.

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

The closing of the ACC Purchase Agreement occurred on August 20, 2008.  Under the terms of the ACC Purchase Agreement, EEC acquired all of the issued and outstanding shares of common stock of CCI and all of the issued and outstanding shares of common stock of ACC not owned by CCI (the “Acquisition”).  In addition to the purchase price, the Company is obligated to pay up to an additional $3,000,000 in cash if ACC meets certain operating income targets for one or both of the two 12 month periods following the closing.  Additionally, EEC issued Subordinated Secured Contingent Promissory Notes (the “Notes”) to each of the Sellers in the aggregate principal amount of $2,000,000.  The Notes become payable if ACC meets certain operating income thresholds during the first and second 12 month periods after August 20, 2008.  The Notes bear interest at a rate per annum equal to the prime rate as reported in The Wall Street Journal plus 1%.  As of June 30, 2009, ACC had met its operating income targets associated with the Notes and as such the Company recorded a note payable of $2,000,000, which resulted in an adjustment to the net assets acquired.  Additionally, the Company recorded $1.2 million in notes payable representing an adjustment to working capital and net cash.  The Company expects to record additional purchase price adjustments associated with the contingent cash obligation when such obligation is earned or August 20, 2010, whichever is earlier.

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In determining the purchase price for the Acquisition, the Company took into account the historical and expected earnings and cash flow of ACC, as well as the value of companies of a size and in an industry similar to ACC, comparable transactions and the market for such companies generally.  The purchase price represented a premium of approximately $4.1 million over the recorded net worth of ACC’s assets.  The acquisition occurred prior to the effective date of SFAS No. 141R and the Company did not elect early adoption of the provisions of this statement.

In connection with the Acquisition, the Company commissioned a valuation firm to assist it in determining the fair value of ACC’s tangible assets and the portion of the purchase price that should be allocated to identifiable intangible assets.  The Company considered whether the Acquisition included various types of identifiable intangible assets, including trade names, trademarks, patents, covenants not to compete, customers, backlog, workforce, technology and software.  As a result of the procedures performed by the valuation firm and the evaluation of management, the Company determined and recorded the value of the tangible and intangible assets in its Condensed Consolidated Balance Sheets in accordance with the purchase price allocation.  The Company has estimated and recorded the identified intangible assets as follows:  trade name of $1,570,000; covenant not to compete of $60,000; backlog of $570,000; and customer relationships of $2,550,000.

The following table summarizes the assets and liabilities assumed in connection with the Acquisition (in thousands):

Accounts receivable	$2,330
Inventories	1,848
Property and equipment	1,545
Intangible assets, net	4,750
Goodwill	3,928
Other assets	244
Total assets acquired	14,645
Accounts payable and accrued liabilities	(1,678)
Other liabilities	(611)
Total liabilities assumed	(2,289)
Net assets acquired	$12,356

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

	For the Three	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2008	2008

Net sales	$17,256	$32,053

Net loss	$(1,241)	$(3,224)

Loss per share:
Basic	$(0.12)	$(0.32)
Diluted	$(0.12)	$(0.32)

Weighted average shares outstanding:
Basic	10,204	10,204
Diluted	10,204	10,204

NOTE 4 — DISCONTINUED OPERATIONS

On March 20, 2009, the Company and EEC entered into an Asset and Stock Purchase Agreement (the “Digitran Purchase Agreement”) with Electro Switch Corp., a Delaware corporation (the “Buyer”) and ESC Worldwide, Inc., a Massachusetts corporation and subsidiary of Buyer (the “Stock Buyer”).  At the closing of the Digitran Purchase Agreement on March 20, 2009, (i) the Buyer purchased from the Company and EEC substantially all the assets related to EEC’s Digitran division, and (ii) the Stock Buyer purchased from EEC all of the issued and outstanding equity interests of its wholly-owned subsidiary, XCEL Japan, Ltd., for an aggregate purchase price of approximately $11,560,000 (the “Disposition”).  Under the terms of the Purchase Agreement, the Buyer is obligated to pay up to an additional $500,000 in cash to EEC if net sales for the fiscal year ending December 31, 2009 related to the businesses that were sold pursuant to the Digitran Purchase Agreement exceeds $6,835,120.

The Buyer acquired all of the intellectual property, cash, accounts receivable, inventory, customer support and relationships, software and product development, and real property lease related to the Digitran division, which, prior to its acquisition, was in the business of manufacturing a line of electromechanical switches comprised of digital and rotary switches used for routing electronic signals.  The Stock Buyer acquired XCEL Japan, Ltd., which, prior to its acquisition, was engaged in the business of selling and distributing Digitran division products in the Asia Pacific market.  EEC retained all accounts payable and certain other assets and liabilities related to the Digitran division.  The Company continues to operate its communications equipment segment and the power systems radio frequency (“RF”) and microwave devices product lines in its electronic devices segment.

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Digitran Purchase Agreement contains five year noncompetition and non-solicitation provisions covering the Company, EEC and each of their respective affiliates.  In addition, the Company and EEC provided customary indemnification rights to the Buyer and Stock Buyer in connection with the Disposition.

In connection with the Company’s divestiture of its Digitran division, which comprised a portion of the Company’s electronic devices segment, the Company incurred approximately $900,000 in cash charges that were paid at closing.  The charges paid at closing included approximately $100,000 in employee termination costs. Subsequent to closing, the Company paid $280,000 of previously accrued costs, including a portion of the federal and state income tax liabilities, employee termination costs and transaction related employee bonuses and legal fees.  At June 30, 2009, the Company estimates future cash expenditures related to the sale to be approximately $280,000, which were accrued within “Accrued liabilities” except for income taxes, which were accrued within “Income taxes payable” in the accompanying condensed consolidated balance sheets.   In addition, the Company has accrued $308,000 related to a purchase price adjustment owed to the Buyer in connection with the transaction.

The following table summarizes the results from discontinued operations for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net Sales	$—	$2,027	$1,478	$3,631

Income from continuing operations	$—	$625	$178	$996
Gain (loss) on sale of Digitran Operations (net of tax of $1,345)	(103)	—	5,943	—
Net (loss) Income	$(103)	$625	$6,121	$996

(Loss) earnings per share:
Basic	$(0.01)	$0.06	$0.60	$0.10
Diluted	$(0.01)	$0.06	$0.60	$0.10

Weighted average shares outstanding
Basic	10,205	10,204	10,205	10,204
Diluted	10,205	10,204	10,205	10,204

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Total stock-based compensation expense included in wages, salaries and related costs was $41,000 and $11,000 for the three months ended June 30, 2009 and 2008, respectively and $75,000 and $29,000 for the six months ended June 30, 2009 and 2008, respectively.  These compensation expenses were charged to selling, general and administrative expenses. As of June 30, 2009, the Company had $307,000 of total unrecognized compensation expense related to stock option grants, which will be recognized over the remaining weighted average period of two years.

NOTE 6 — INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008

Raw materials	$10,776	$10,093
Work-in-process	3,405	3,319
Finished goods	4,385	4,311
Reserves	(5,650)	(5,222)
Total inventories	$12,916	$12,501

The above table excludes net inventories for Digitran of $1.2 million as of December 31, 2008.

NOTE 7 — OPERATING SEGMENTS

The Company has two reportable operating segments: electronic devices and communications equipment. The electronic devices segment manufactures and markets electronic power supplies, RF and microwave devices and subsystem assemblies. The electronic devices segment consists of EEC and its subsidiaries located in the U.S. and England, which offer the same or similar products to similar customers.  The communications equipment segment designs, manufactures and distributes network access products and timing and synchronization products.  The communications equipment segment consists of operating entities CXR Larus Corporation located in the U.S. and CXR Anderson Jacobson located in France, both of which offer the same or similar products to similar customers.  Both segments operate in the U.S., European and Asian markets, but have distinctly different customers, design and manufacturing processes and marketing strategies.  Each segment has discrete financial information and a separate management structure.

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company evaluates performance based upon profit or loss from operations before income taxes exclusive of nonrecurring gains and losses. The Company accounts for intersegment sales at pre-determined prices negotiated between the individual segments.

During the first quarter of 2009, the Company sold its Digitran Operations (see Note 4), which were part of its electronic devices segment.  This transaction resulted in differences in the basis of segmentation from the amounts disclosed in the Company’s audited consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2008.  In this report, the Digitran Operations are reported as a discontinued operation and are excluded from the electronics devices segment.  Therefore, prior period amounts have been adjusted to conform with this presentation.  Included in the Company’s reconciliation of segment financial data to the consolidated amounts is unallocated corporate expenses.

Selected financial data for each of the Company’s operating segments reconciled to the consolidated totals is shown below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net sales
Electronic devices	$11,649	$8,160	$23,244	$15,443
Communications equipment	2,621	3,862	5,239	7,222
Discontinued Operations	—	2,027	—	3,631
Total	$14,270	$14,049	$28,483	$26,296

Operating income (loss)
Electronic devices	$1,932	$663	$3,494	$1,116
Communications equipment	(466)	(90)	(917)	(72)
Discontinued Operations	—	625	—	996
Corporate and other	(1,070)	(997)	(2,293)	(2,069)
Total	$396	$201	$284	$(29)

	June 30,	December 31,
	2009	2008
Total assets
Electronic devices	$35,925	$34,853
Communications equipment	8,952	10,260
Discontinued Operations	—	3,600
Corporate and other	8,408	4,910
Total	$53,285	$53,623

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 — GOODWILL

The following table reflects changes in the Company’s goodwill balances, by segment, for the six months ended June 30, 2009 (in thousands):

	Electronic	Communications
	Devices	Equipment	Total

Balance at December 31, 2008	$9,657	$—	$9,657
Purchase price adjustment for ACC (see Note 3)	3,116	—	3,116
Foreign currency translation	595	—	595
Balance at June 30, 2009	$13,368	$—	$13,368

NOTE 9 — INCOME TAXES

The effective tax rate for the three month period ended June 30, 2009 was different than the 34% U.S. statutory rate primarily because the Company’s foreign entities generate a tax obligation and related tax expense as a result of their net income, which cannot be offset by U.S. tax loss carryforwards.

The Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” on January 1, 2007. The implementation of FIN 48 did not result in a material adjustment to the Company’s liability for unrecognized income tax benefits. At the time of adoption, and as of June 30, 2009, the Company had recorded no net unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in interest expense and selling, general and administrative expense, respectively, in the condensed consolidated statements of operations and comprehensive income. No interest or penalties were recognized during 2008. As of June 30, 2009, the Company had nothing accrued for interest and penalties.

The Company files income tax returns in the United States federal jurisdiction, the United Kingdom, France and Japan and in the state jurisdictions of California, Texas, Pennsylvania and New Jersey. The Company is no longer subject to United States federal and state tax examinations for years before 2005 and 2004, respectively, and is no longer subject to tax examinations for the United Kingdom and Japan for years prior to 2007, and for France for years prior to 2005.

NOTE 10 — LINE OF CREDIT

The Company and its direct subsidiaries, EEC, CXR Larus Corporation and RO Associates Incorporated (collectively, the “Borrowers”), are parties to a Credit Agreement (as amended from time to time the “Credit Agreement”) with GVEC Resource IV Inc. (the “Lender”) providing for a credit facility which includes term loans and a revolving credit facility and is secured by accounts receivable, other rights to payment and general intangibles, inventories and equipment. The credit facility includes a one year revolving credit facility for up to $7,000,000 that may be renewed up to two times, each for a period of one year, at the Company’s option, provided that certain conditions precedent are met (the “Revolver”).  The credit facility also includes two term loans (see Note 11).

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

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Interest on the Revolver is payable monthly.  The interest rate is variable and is adjusted monthly based on the prime rate as published in the “Money Rates” column of The Wall Street Journal (the “Base Rate”) plus 1.25%, subject to a minimum rate of 9.5% per annum.  The interest rate in effect as of June 30, 2009 was the minimum rate of 9.5%.  The Revolver is subject to various financial covenants on a consolidated basis, including the following: EBITDA, measured on a fiscal quarter-end basis, must not be less than the scheduled amount for each specified period; the debt service coverage ratio, measured quarterly, must be greater than the lesser of the scheduled amount for each specific period or 1.10:1.00; the leverage ratio, measured quarterly, must not be greater than the scheduled amount for each specified period, and liquidity, measured quarterly, must not be less than the scheduled amount for each specified period.  Additionally, the Revolver is subject to the Borrowers not incurring capital expenditures (a) in excess of $600,000 for the fiscal year ending December 31, 2009, and (b) in excess of $1,800,000 for the fiscal year ending December 31, 2010.  Additionally, the Revolver is subject to the Borrowers not incurring unfinanced capital expenditures in excess of $62,500 in any fiscal quarter. However, if the borrowers incur unfinanced capital expenditures of less than $62,500 in any fiscal quarter, the difference between the amount incurred in a certain fiscal quarter and $62,500 maybe incurred in the two fiscal quarters immediately following such fiscal quarter. The Company was in compliance with all covenants at June 30, 2009.

As of June 30, 2009, the Company had outstanding borrowings of $5.6 million under the Revolver with remaining availability under the formula-based calculation of $1.4 million.

In connection with entering into the Credit Agreement, the Borrowers issued a Revolver Loan Note dated November 30, 2007 (the “Revolver Note”) to the Lender in the principal amount of $7,000,000.  The Revolver Note is governed by the terms of the Credit Agreement.

See related Note 3 “Liquidity” and Note 11 “Long Term Debt” regarding additional terms and conditions associated with the overall credit facility and risks associated with this credit facility.

NOTE 11 — LONG-TERM DEBT

On August 20, 2008, in connection with the acquisition of ACC and CCI as discussed in Note 3, the Borrowers and the Lender amended the credit facility to, among other things, include ACC and CCI as Borrowers and to provide for another term loan in the principal amount of $3 million (the “Term Loan C”).  The credit facility, as so amended, provided for borrowings in the aggregate amount of $26 million, including the $7 million revolving facility described in Note 10.

The credit facility consists of (i) the Revolver, (ii) a term loan in the principal amount of $6 million which is due November 30, 2010 (“Term Loan A”), (iii) a term loan in the original principal amount of $10 million, which is due on November 30, 2010 (“Term Loan B”), and (iv) Term Loan C.  Term Loan A was fully funded on November 30, 2007 while Term Loans B and C were fully funded on August 20, 2008 in connection with the acquisition of ACC. Term Loan A and Term Loan B require scheduled principal and interest payments commencing September 2009 and a final balloon payment of principal upon maturity on November 30, 2010.  Term Loan C was repaid in full on March 20, 2009.  At June 30, 2009, the outstanding principle balance on Term Loan A was $5.8 million and the outstanding principle balance on Term Loan B was $3.0 million.

The Term Loans A and B bear interest at the Base Rate plus 4.25%, subject to a minimum rate of 12.5% per annum, and require interest only payments in the first year, scheduled principal plus interest payments in years two and three, and a final balloon payment at the end of year three.  Interest on the Term Loans is payable monthly.  The Borrowers may make full or partial prepayment of the Term Loans provided that any such prepayment is accompanied by the applicable prepayment premium.

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As part of the consideration for entering into the Credit Agreement, the Company issued warrants to purchase 788,000 shares of the Company’s common stock with a fair value of $1.5 million, which is accounted for as a discount to the Credit Facility and is amortized over the term of the Credit Agreement.

Upon the sale or disposition by the Borrowers or any of their subsidiaries of property or assets, the Borrowers may be obligated to prepay the Revolver and the term loans with the net cash proceeds received in connection with such sales or dispositions to the extent that the aggregate amount of net cash proceeds received, and not paid to the Lender as a prepayment, for all such sales or dispositions exceed $150,000 in any fiscal year.  However, to the extent the Company sells assets after August 14, 2009 and prior to January 1, 2010, 75% of the net cash proceeds of such sale must be used to prepay the Company’s outstanding obligations to the Lender.

If the Lender terminates the credit facility during a default period or if the Company prepays the Revolver or the Term Loans prior to November 30, 2009, then the Company is subject to a penalty equal to 2% of the outstanding principal balance of the Revolver and the Term Loans.  The Revolver is subject to an unused line fee of 0.5% per annum, payable monthly, on any unused portion of the revolving credit facility.

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

The Borrowers have agreed with the Lender to raise at least $3 million in net cash proceeds through the sale of stock of the Borrowers by no later than December 31, 2009.  Under the terms of the credit facility, the Borrower’s are obligated to remit to the Lender 50% of the first $3 million of net cash proceeds received and 30% of the net cash proceeds received in excess of the first $3 million.  See Note 3.

See Note 3 and Note 10 regarding additional terms and conditions associated with the Company’s credit facility and risks associated with this credit facility.

NOTE 12 — WARRANTS

In connection with entering into the credit facility (discussed in Note11), the Company issued a seven year warrant to Private Equity Management Group, Inc., an affiliate of the Lender, to purchase up to 775,758 shares of the Company’s common stock on a cash or cashless basis at an exercise price of $4.13 per share.  The estimated fair value of the warrants was $1.5 million, which was calculated using the Black-Scholes pricing model.  The warrants were originally accounted for as debt discount and the adjustment resulting from the repricing of the warrants increased the debt discount, which is being amortized over the remaining life of the credit facility.  The warrants were previously recorded in stockholder’s equity.

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

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

At January 1, 2009 and June 30, 2009, the Company had warrants subject to mark to market outstanding to purchase 775,758 shares of common stock.  The Company computed the fair value of the warrants using a Black-Scholes valuation model.  The fair value of these warrants on the date of adoption of January 1, 2009 and on June 30, 2009 was determined using the following assumptions:

	January 1, 2009	June 30, 2009
Dividend yield	None	None
Expected volatility	105%	71%
Risk-free interest rate	0.88%	1.11%
Expected term	7 years	7 years
Stock price	$1.58	$1.27

On January 1, 2009, the Company recorded a cumulative effect of change in accounting principle adjustment to its accumulated deficit of $473,000 and a corresponding reclassification of these outstanding warrants from stockholders’ equity to warrant liability.  As of and for the three and six month periods ended June 30, 2009, the change in fair value of the warrants resulted in a $293,000 and $423,000 positive adjustment, respectively, to other income (expense) in the consolidated statement of operations and a corresponding decrease to the warrant liability.

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

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As of June 30, 2009, the Company was required to apply SFAS No. 157 provisions to the derivative that is within the warrant that was issued as consideration for the Company’s credit facility, which is discussed in Note 12 and included as a discount on the Company’s long-term debt.  The derivative was valued using the Black-Scholes model.  The key inputs in the model are as follows:

June 30, 2009
Dividend yield	None
Expected volatility	71%
Risk-free interest rate	1.11%
Expected term	7 years
Stock price	$1.27

The derivative is measured at fair value on a recurring basis using significant observable inputs (Level 2).  The amount of total gain in earnings for the period is as follows (in thousands):

Warrant Liability

Beginning balance at January 1, 2009	$1,010
Total gain realized in earnings	(423)
Ending balance at June 30, 2009	$587

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14 — SUBSEQUENT EVENTS

In connection with the preparation of the Company’s financial statements at June 30, 2009, subsequent events through August 12, 2009, the date the financial statements were available for issuance, have been evaluated and the following subsequent events were identified:

On August 14, 2009, the Borrowers and the Lender entered into an Amendment Number 5 to Loan Documents (“Amendment Number 5”) pursuant to which, among other things, (i) the Lender revised the principal repayment schedule for the remainder of 2009, (ii) the Lender deferred the need to comply with the liquidity financial covenant until December 31, 2009, (iii) the Lender agreed that to the extent the Company sells assets after the date of Amendment Number 5 and prior to January 1, 2010, only 75% of the net cash proceeds of such sale must be used to prepay the Company’s outstanding obligations to the Lender and (iv) the Lender replaced the Company’s requirement to raise a minimum of $2 million in equity capital on or before September 30, 2009 with a new requirement to raise a minimum of $3 million in equity capital on or before December 31, 2009.  Under to the terms of Amendment Number 5, the Company is obligated to remit to the Lender 50% of the first $3 million of net cash proceeds received in connection with the sale of stock and 30% of the net cash proceeds in excess of the first $3 million received.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q. The information contained in this report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, or Commission, including our Annual Report on Form 10-K for the year ended December 31, 2008 and subsequent reports on Forms 10-Q and 8-K, which discuss our business in greater detail.  This report and the following discussion contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might generate and profits we might earn if we are successful in implementing our business and growth strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

•

our ability to continue to borrow funds under the terms of our credit facility in light of certain actions recently taken against Private Equity Management Group, Inc., an affiliate of our lender by the Commission (see “ — Liquidity and Capital Resources”);

•

exposure to and impacts of various international risks including legal, business, political and economic risks associated with our international operations, including risks associated with foreign currency translation (see “-Foreign Currency Translation”).

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

Any of the factors described above or in the “Risk Factors” sections contained in our Annual Report on Form 10-K for the year ended December 31, 2008, our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, and in this report could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

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

Within our electronic devices segment, we produce a range of power systems and RF and microwave devices.  This segment is primarily “project” driven with the majority of revenues being derived from custom products with long life cycles and high barriers to entry.  The majority of manufacturing and testing is performed in-house or through sub-contract manufacturers.  Our electronic devices are used in a wide range of military airborne, seaborne and land-based systems, and in-flight entertainment systems, including the latest next generation in-flight entertainment and communications, or IFE&C, systems, such as applications for mobile phone, e-mail and internet communications and real time, on-board satellite and broadcast TV, which are being installed in new commercial aircraft as well as being retrofitted into existing commercial aircraft.

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

Revenue recognition for products and services provided by our U.S. subsidiary, Advanced Control Components, Inc., or ACC, and our subsidiaries in England depends upon the type of contract involved.  Engineering/design services contracts generally entail design and production of a prototype over a term of up to several years, with revenue deferred until each milestone defined in the contract is reached.  Production contracts provide for a specific quantity of products to be produced over a specific period of time.  Customers issue binding purchase orders or enter into binding agreements for the products to be produced.  We recognize revenues on these orders as the products are shipped.  Returns are infrequent and permitted only with prior authorization because these products are custom made to order based on binding purchase orders and are quality tested prior to shipment.  An estimate of warranty cost is recorded at the time revenue is recognized.

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

Inventory Valuation

Our electronic devices segment finished goods inventories generally are built to order.  Our communications equipment inventories generally are built to forecast, which requires us to produce a larger amount of finished goods in our communications equipment business so that our customers can be served promptly.  Our products consist of numerous electronic and other materials, which necessitate that we exercise detailed inventory management.  We value our inventory at the lower of the actual cost to purchase or manufacture the inventory (first-in, first-out) or the current estimated market value of the inventory (net realizable value). We perform cycle counts of inventories using an ABC inventory methodology, which groups inventory items into prioritized cycle counting categories, or we conduct physical inventories at least once a year.  We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next 12 to 24 months. Additionally, to determine inventory write-down provisions, we review product line inventory levels and individual items as necessary and periodically review assumptions about forecasted demand and market conditions.  Any inventory that we determine to be obsolete, either in connection with the physical count or at other times of observation, are reserved for and subsequently written-off.  As of June 30, 2009, our total inventory reserves amounted to $5.6 million, of which $3.9 million, or 21.0% of total inventory, related to our electronic devices segment and $1.7 million, or 9% of total inventory, related to our communications equipment segment.

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

Foreign Currency Translation

We have foreign subsidiaries that together accounted for approximately 50.4% and 69.7% of our net revenues, 34.8% and 58.6% of our assets and 24.2% and 53.9% of our total liabilities as of and for the six months ended June 30, 2009 and 2008, respectively.  In preparing our consolidated financial statements, we are required to translate the financial statements of our foreign subsidiaries from the functional currencies in which they keep their accounting records into U.S. dollars. This process results in exchange gains and losses which, under relevant accounting guidance, are included either within our statement of operations under the caption “other income (expense)” or as a separate part of our net equity under the caption “accumulated other comprehensive income (loss).”

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

Based on our assessment of the factors discussed above, we consider the functional currency of each of our international subsidiaries to be each subsidiary’s local currency. Accordingly, we had cumulative translation losses of $1.5 million and $2.8 million that were included as part of accumulated other comprehensive income within our balance sheets at June 30, 2009 and December 31, 2008, respectively. During the three months ended June 30, 2009 and 2008, we included translation gains of $1.8 million and losses of $3,000, respectively, under accumulated other comprehensive income and during the six months ended June 30, 2009 and 2008, we included translation gains of $1.4 million and $223,000, respectively, under accumulated other comprehensive income.

The magnitude of these gains or losses depends upon movements in the exchange rates of the foreign currencies in which we transact business as compared to the value of the U.S. dollar. During the second quarter of 2009, these currencies include the euro and the British pound sterling. Any future translation gains or losses could be significantly higher or lower than those we recorded for these periods.

A 2.5 million British pound sterling loan payable from one of our subsidiaries in England to EMRISE was outstanding as of June 30, 2009 ($4.1 million based on the exchange rate at June 30, 2009).  Exchange rate losses and gains on the long-term portion of this loan are recorded in cumulative translation gains or losses in the equity section of the balance sheet.

Intangibles, Including Goodwill

We periodically evaluate our intangibles, including goodwill, for potential impairment. Our judgments regarding the existence of impairment are based on many factors including market conditions and operational performance of our acquired businesses.

In assessing potential impairment of goodwill, we consider these factors as well as forecasted financial performance of the acquired businesses.  If forecasts are not met, we may have to record additional impairment charges not previously recognized. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of those respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets that were not previously recorded.  If that were the case, we would have to record an expense in order to reduce the carrying value of our goodwill.  Under SFAS No. 142, “Goodwill and Other Intangible Assets”, we are required to analyze our goodwill for impairment issues at least annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  At June 30, 2009, our reported goodwill totaled $13.4 million.  In assessing the potential impairment of goodwill, we consider forecasted financial performance of the acquired businesses to determine the fair value of the respective assets.

Results of Operations

Overview

The majority of our products are customized to the unique specifications of our customers and are subject to variable timing of delivery.  Shipments of products can be accelerated or delayed due to many reasons including, but not limited to, exceeding or not meeting customer contract requirements, a change in customer timing or specifications, technology related issues and production related issues.  Comparability of our revenues and gross profit is difficult from period to period as most of our sales are for custom products and we typically do not have recurring orders for standard products.  Exceptions to this include certain long-term military contracts and certain long-term telecommunications contracts.

Overall sales from continuing operations increased 19% in the first quarter of 2009 as compared to the first quarter of 2008.  Our overall net sales of $14.3 million for the second quarter of 2009 reflected $5.4 million of net sales contributed by ACC, which we acquired on August 20, 2008, and declines in net sales at all of our electronic devices subsidiaries and both of our communications equipment subsidiaries.  With the exception of our French communication subsidiary, which experienced a decline in sales largely due to the impact of the global economic crisis, the declines at our foreign units were largely due to the impact of exchange rates between the U.S. dollar and the British pound sterling and the euro.

Overall gross profit as a percentage of sales increased to 38.3% in the second quarter of 2009 from 30.8% in the first quarter of 2008.  The increase in gross profit as a percentage of sales was due primarily to the inclusion of ACC sales in 2009 and associated gross margins in our results partially offset by a decrease in gross profit as a percentage of sales within our communication segment as a result of lower sales volumes within that segment.

The following is a detailed discussion of our results of operations by business segment.  As a result of the sale of our Digitran Operations in March 2009, for purposes of the following discussion and analysis, the Digitran Operations have been removed from the prior period comparisons and the quarterly results of the Digitran Operations are reported as a discontinued operation for all periods presented.

Comparison of the Three Months Ended June 30, 2009 to the Three Months Ended June 30, 2008

Net Sales

	Three Months Ended		Variance
	June 30,		Favorable (Unfavorable)
(in thousands)	2009	2008	Dollar	Percent

Electronic devices	$11,649	$8,160	$3,489	42.8%
as % of net sales	81.6%	67.9%
Communications equipment	2,621	3,862	(1,241)	(32.1)%
as % of net sales	18.4%	32.1%
Total net sales from continuing operations	14,270	12,022	2,248	18.7%
Discontinued operations	—	2,027
Total net sales	$14,270	$14,049	$2,248

Electronic Devices Segment

The increase in sales of our electronic devices in the second quarter of 2009 as compared to the second quarter of 2008 was primarily the result of the inclusion of $5.4 million in net sales from ACC, which we acquired in August 2008.  This increase was partially offset by a decrease in sales at all of our other electronic devices subsidiaries, which in the case of our U.S. power supply division is due to economic conditions, and in the case of our foreign subsidiaries, is due primarily to the impact of exchange rates.  On a local currency basis, net sales at our foreign electronic device companies were slightly higher in the second quarter of 2009 as compared to 2008.  However, exchange rates between the U.S. dollar and the British pound sterling negatively impacted the consolidated results of our U.K. subsidiaries when translated into U.S. dollars.

Throughout the remainder of 2009, we expect quarterly net sales within our electronic devices segment to increase as compared to each comparable quarter in 2008.  This reflects the expected favorable impact of including ACC’s net sales in each quarter of 2009 as compared to only the latter four months in 2008. Exchange rates remain an uncertainty and could impact our sales positively or negatively throughout the remainder of 2009 as compared to 2008.  The relationship between the British pound sterling and the U.S. dollar can have a significant impact on the results of our European electronic device operations as those results are translated into U.S. dollars.

Communications Equipment Segment

The decrease in sales of our communications equipment in the second quarter of 2009 as compared to the second quarter of 2008 is due to an overall decrease in orders and shipments for network access and timing products, especially at our French subsidiary where quarterly net sales were down $1.1 million due largely to general economic conditions and spending reductions by the French Defense Ministry.  Net sales at our French subsidiary were also impacted by the unfavorable effects of exchange rates in 2009 as compared to 2008 between the U.S. dollar and the euro on the translation of the financial results of our European operations into U.S. dollars.  Sales for network access and timing products at our U.S. subsidiary also decreased but were partially offset by stronger sales of telecommunications test equipment.

Net sales in our communications equipment segment have been, and are likely to continue to be, negatively impacted by the recent economic conditions as many of our communications equipment products are deemed to be discretionary expenditures by our customers and many companies in this industry have announced plans to reduce capital expenditures and/or to defer discretionary spending due to current economic conditions.  Once global economic conditions improve, we believe this segment will benefit more so than our electronic devices segment, which has not been impacted as severely due to the defense related nature of that segment.  Exchange rates remain an uncertainty and could impact our sales positively or negatively throughout the remainder of 2009 as compared to 2008.  The relationship between the euro as compared to the U.S. dollar can have a significant impact on the results of our European communication segment operations as those results are translated into U.S. dollars. Despite the economic impacts in our communications equipment segment, we had an unusually high backlog of orders in this segment at June 30, 2009 of $0.9 million for our telecommunications test equipment primarily for the Federal Aviation Administration and the U.S. Navy.  We expect that these orders will be delivered in the second half of 2009.

Gross Profit

	Three Months Ended		Variance
	June 30,		Favorable (Unfavorable)
(in thousands)	2009	2008	Dollar	Percent

Electronic devices	$4,593	$2,182	$2,411	110.5%
as a % of net sales	39.4%	26.7%
Communications equipment	866	1,531	(665)	(43.4)%
as a % of net sales	33.0%	39.6%
Total gross profit from continuing operations	5,459	3,713	1,746	47.0%
Total gross margin from continuing operations	38.3%	30.9%
Discontinued operations	—	1,276
Total gross profit	$5,459	$4,989

Electronic Devices Segment

The increase in gross profit, as a percentage of net sales, for our electronic devices segment from 26.7% in the second quarter of 2008 to 39.4% in the second quarter of 2009 is primarily the result of the inclusion of higher margin products at ACC and an increase in gross profit as a percentage of sales at one of our European operations primarily due to the impact of currency exchange rates.  Included within cost of sales for the six month period ended June 30, 2009 is approximately $0.1 million of severance costs associated with our restructuring plan which includes reductions in headcount, outsourcing certain centralized services and a reduction in facility costs and which we expect will be substantially completed by December 31, 2009.

We expect that during 2009, overall gross margins in our electronic devices segment will remain consistent with those gross margins reported for the second quarter of 2009.  During 2009 we may experience quarter to quarter variability due to product mix differences and resulting differentials associated with lower gross margins on our electronic devices used in commercial applications as compared to gross margins on our electronic devices used in military applications.  We expect ACC to contribute positively to our gross profit throughout 2009.  Exchange rates remain an uncertainty and could impact our gross profit positively or negatively throughout the remainder of 2009.  The relationship between the British pound sterling and the U.S. dollar can have a significant impact on the results of our European electronic device operations as those results are translated into U.S. dollars.

Communications Equipment Segment

The decrease in gross margin as a percentage of net sales for our communications equipment segment from 39.6% in the second quarter of 2008 to 33.0% in the second quarter of 2009 is primarily the result of decreased sales volume of both network access products and timing and synchronization products due to a slow-down of purchases being made by our customers of these products.  The most significant impact was experienced at our French subsidiary as a result of declining sales discussed above.  Gross profit, both as a percentage of sales and on an actual dollar basis, were unfavorably impacted as a result of the changes in foreign currency exchange rates between the U.S. dollar and the euro in the second quarter of 2009 as compared to the second quarter of 2008.

We are hopeful during 2009 that this segment will be able to return to higher gross margins, such as those achieved throughout the latter part of 2008.  However, due to current economic conditions and the impact such conditions are having on this segment’s sales, we are uncertain as to exactly when this segment will return to higher gross margins levels.  Further, we expect that we will continue to experience volatility on a quarter to quarter basis due to changes in product mix and timing of shipments.

Operating Expenses

	Three Months Ended		Variance
	June 30,		Favorable (Unfavorable)
(in thousands)	2009	2008	Dollar	Percent

Selling, general and administrative	$4,346	$3,529	$(817)	(23.2)%
as % of net sales	30.5%	29.4%
Engineering and product development	716	608	(108)	(17.8)%
as % of net sales	5.0%	5.1%
Total operating expenses from continuing operations	5,062	4,137	(925)	(22.4)%
Discontinued operations	—	651
Total operating expenses	$5,062	$4,788

Selling, general and administrative expenses

The increase in selling, general and administrative (“SG&A”) expenses is primarily the result of approximately $1.2 million of additional expenses relating to ACC, which were absent in the results of operations for the second quarter of 2008.  Additionally, we incurred approximately $0.1 million of severance costs in the second quarter of 2009 associated with the restructuring of personnel at several of our facilities.  These increases were partially offset by decreases in selling, general and administrative expenses at nearly all of our business units, including our corporate office due primarily to reduction in work force at nearly all of our locations.

During 2009, we expect SG&A expense to be higher on a quarterly basis in each quarter of 2009 as compared to each quarter in 2008.  The anticipated increases in 2009 over 2008 quarterly expenses is primarily due to the inclusion of ACC’s expenses in 2009 as compared to only including such expense during the last four months of 2008, as well as higher anticipated costs relating to Sarbanes-Oxley compliance due to the fact that we are now subject to the Sarbanes-Oxley Act Section 404 external audit requirements.  SG&A expense for third quarter of 2009 may be higher than the SG&A expenses incurred during the second quarter of 2009due to the inclusion of severance costs associated with our ongoing restructuring plan and anticipated Sarbanes-Oxley management assessment related costs.  However, over subsequent quarters, we expect SG&A expense to trend lower as compared to second quarter 2009 due to significant restructuring efforts at both our business units and at our corporate office.

Engineering and product development

The slight increase in engineering and product development costs is primarily due to the added engineering costs at ACC offset by a slight reduction in engineering costs at nearly all of our units as compared to the prior year.

During the remainder of 2009, engineering and product development expenses are expected to be higher than comparable quarters of 2008 due to the inclusion of ACC.  Amounts are expected to vary by quarter depending on particular needs within each segment, including ongoing development efforts for our TiemPoTM product line.

Interest expense

Interest expense was $0.9 million for the three months ended June 30, 2009 compared to $0.6 million for the three months ended June 30, 2008 due to higher outstanding loan and line of credit balances and higher interest rates on portions of those loan balances in the second quarter of 2009 as compared to the second quarter of 2008.  Included in interest expense in the second quarter of 2009 were $0.3 million of non-cash amortization of deferred financing costs and non-cash amortization of debt discount compared to $0.2 million in the second quarter of 2008.

Other income (expense)

We recorded other income of $211,000 for the three months ended June 30, 2009 compared to $120,000 for the same period of 2008.  Other income (expense) consists primarily of (1) short-term exchange rate gains and losses associated with the volatility of the U.S. dollar to the British pound sterling and euro on the current portion of certain assets and liabilities and, (2) fair value adjustments on warrants during the second quarter of 2009.  The change in the fair value of warrants during the second quarter of 2009 resulted in income of $293,000, which was not present in 2008.  The remaining expense of $82,000 for the second quarter of 2009 was predominantly related to short-term exchange rate losses.

Income tax expense

Income tax expense amounted to $117,000 for the three months ended June 30, 2009 compared to income tax benefit of $4,000 for the same period of 2008.  We recorded income tax expense primarily as the result of foreign income tax on foreign earned profits in Europe and New Jersey state income taxes on income generated by ACC.

Net gain on discontinued operations

In connection with the sale of our Digitran Operations on March 20, 2009, we reported income from our discontinued Digitran Operations of $6.0 million (net of tax of $1.4 million) during the first quarter of 2009, which included a $7.2 million gain on the sale of assets.  In the second quarter of 2009, we recorded a decreasing adjustment to the gain on the sale of Digitran of $0.1 million (including a tax adjustment) associated with certain purchase price adjustments associated with the transaction.  In the second quarter of 2008, these operations contributed comparative income of $0.6 million.

Net loss

We reported a net loss of $0.5 million in the second quarter of 2009 and a net loss of $0.3 million in the second quarter of 2008.  Included in our net loss for the second quarter of 2009 is $0.3 million of severance costs associated with the restructuring of personnel at several of our facilities, and approximately $0.1 million in expense associated with the sale of Digitran Operations.  We anticipate net loss to improve in future quarters, due in large part to the recent restructuring efforts being completed.

Comparison of the Six Months Ended June 30, 2009 to the Six Months Ended June 30, 2008

Net Sales

	Six Months Ended		Variance
	June 30,		Favorable (Unfavorable)
(in thousands)	2009	2008	Dollar	Percent

Electronic devices	$23,244	$15,443	$7,801	50.5%
as % of net sales	81.6%	68.1%
Communications equipment	5,239	7,222	(1,983)	(27.5)%
as % of net sales	18.4%	31.9%
Total net sales from continuing operations	28,483	22,665	5,818	25.7%
Discontinued operations	—	3,631
Total net sales	$28,483	$26,296	$5,818

Electronic Devices Segment

The increase in sales of our electronic devices in the first half of 2009 as compared to the first half of 2008 was primarily the result of the inclusion of $10.5 million in net sales from ACC, which was acquired in August 2008.  This increase was partially offset by a decrease in sales at all of our other electronic devices subsidiaries, which in the case of our U.S. power supply division is due to the current global economic crisis and in the case of our foreign subsidiaries, the decrease is due primarily to the impact of exchange rates.

Communications Equipment Segment

The decrease in sales of our communications equipment in the first half of 2009 as compared to the first half of 2008 is due to an overall decrease in orders and shipments for network access and timing products, especially at our French subsidiary where net sales were down $1.7 million in the first half of 2009 compared to the first half of 2008 due largely to the impacts of the global economic crisis and spending reductions by the French Defense Ministry.  Net sales at our French subsidiary were also impacted by the unfavorable effects of exchange rates in 2009 as compared to 2008 between the U.S. dollar and the euro on the translation of the financial results of our European operations into U.S. dollars.  Sales for network access and timing products at our U.S. subsidiary also decreased but were partially offset by stronger sales of telecommunications test equipment.

Gross Profit

	Six Months Ended		Variance
	June 30,		Favorable (Unfavorable)
(in thousands)	2009	2008	Dollar	Percent

Electronic devices	$8,670	$4,140	$4,530	109.4%
as a % of net sales	37.3%	26.8%
Communications equipment	1,746	3,013	(1,267)	(42.1)%
as a % of net sales	33.3%	41.7%
Total gross profit from continuing operations	10,416	7,153	3,263	45.6%
Total gross margin from continuing operations	36.6%	31.6%
Discontinued operations	—	2,245
Total gross profit	$10,416	$9,398

Electronic Devices Segment

The increase in gross profit, as a percentage of net sales, for our electronic devices segment from 26.8% in the first half of 2008 to 37.2% in the first half of 2009 is primarily the result of the inclusion of higher margin products at ACC and an increase in gross profit as a percentage of sales at our European operations due primarily to the effects of exchange rates between the British pound sterling and the U.S. dollar.  This increase was partially offset by a reduction in gross margin at our U.S. power supply division due to a write down of approximately $0.3 million of certain inventories to the lower of cost or market during the first quarter of 2009 and approximately $0.1 million of severance costs incurred in the second quarter of2009 associated with our restructuring plan.

Communications Equipment Segment

The decrease in gross margin for our communications equipment segment from 41.7% in the first half of 2008 to 33.3% in the first half of 2009 is primarily the result of decreased sales of both network access products and timing and synchronization products due to a slow-down of purchases being made by our customers of these products.  Gross profit, both as a percentage of net sales and on an actual dollar basis, was unfavorably impacted as a result of the changes in foreign currency exchange rates between the U.S. dollar and the euro in the first half of 2009 as compared to the first half of 2008.

Operating Expenses

	Six Months Ended		Variance
	June 30,		Favorable (Unfavorable)
(in thousands)	2009	2008	Dollar	Percent

Selling, general and administrative	$8,894	$7,067	$(1,827)	(25.9)%
as % of net sales	31.2%	31.2%
Engineering and product development	1,238	1,111	(127)	(11.4)%
as % of net sales	4.3%	4.9%
Total operating expenses from continuing operations	10,132	8,178	(1,954)	(23.9)%
Discontinued operations	—	1,249
Total operating expenses	$10,132	$9,427

Selling, general and administrative expenses

The increase in SG&A is primarily the result of approximately $2.5 million of additional expenses relating to ACC, which were absent in the results of operations for the first half of 2008.  These increases were partially offset by decreases in SG&A at some of our business units, including our corporate office.

Engineering and product development

The slight increase in engineering and product development costs is primarily due to the added engineering costs at ACC offset by a slight reduction in engineering costs at some of our business units as compared to the prior year.

Interest expense

Interest expense was $1.9 million for the six months ended June 30, 2009 compared to $1.2 million for the six months ended June 30, 2008 due to higher outstanding loan and line of credit balances and higher interest rates on portions of those loan balances in the first half of 2009 as compared to the first half of 2008.  Included in interest expense in the first half of 2009 were $0.1 million in fees associated with a waiver received from our lender in the first quarter of 2009, and $0.6 million of non-cash amortization of deferred financing costs and non-cash amortization of debt discount compared to $0.4 million in the first half of 2008.

Other income (expense)

We recorded other income of $168,000 for the six months ended June 30, 2009 compared to $103,000 for the same period of 2008.  Other income (expense) consists primarily of (i) short-term exchange rate gains and losses associated with the volatility of the U.S. dollar to the British pound sterling and euro on the current portion of certain assets and liabilities and (ii) fair value adjustments on warrants.  The change in the fair value of warrants during the first half of 2009 resulted in income of $423,000, which was not present in 2008.  The remaining expenses of $254,000 for the second quarter of 2009 were predominantly related to short-term exchange rate losses.

Income tax expense

Income tax benefit amounted to $233,000 for the six months ended June 30, 2009 compared to income tax expense of $80,000 for the same period of 2008.  We recorded an income tax benefit as the result of losses incurred in the first half of 2009 relating to continuing operations.  This benefit was partially offset by income tax expense incurred primarily as the result of foreign income tax on foreign earned profits in Europe and New Jersey state income taxes on income generated by ACC.

Net gain on discontinued operations

In connection with the sale of our Digitran Operations on March 20, 2009, we reported income from our discontinued Digitran Operations of $5.9 million (net of $1.3 million in taxes) during the first half of 2009, which includes a $7.1 million gain on the sale of assets.  In the first half of 2008, these operations contributed comparative income of $1.0 million.

Net income (loss)

We reported net income of $4.8 million in the first half of 2009 and a net loss of $1.2 million in the first half of 2008.  Included in net income in the first half of 2009 was a $5.9 million (net of $1.3 million in taxes) gain on the sale of our Digitran Operations, approximately $0.3 million in inventory write downs, $0.3 million of severance costs associated with the restructuring of personnel at several of our facilities and $0.1 million in fees associated with a waiver received from our lender in the first quarter of 2009.

Liquidity and Capital Resources

In making an assessment of our liquidity, we believe that the items in our financial statements that are most relevant to our ongoing operations are working capital, cash generated from operating activities and cash available from financing activities.  During the first half of 2009, we funded our daily cash flow requirements through funds provided by operations and through borrowings under our credit facility with GVEC Resource IV Inc. (“GVEC” or the “Lender”).  Working capital was $7.4 million at June 30, 2009 as compared to $7.6 million at December 31, 2008. Significant items that positively impacted working capital from December 31, 2008 until June 30, 2009 are (i) a reduction of $3.1 million in the current portion of long term debt which was associated with the sale of our Digitran Operations in March 2009 and the subsequent repayment of long term acquisition related debt by approximately $10 million; and (ii) an increase in cash of approximately $1.6 million. Significant items that negatively impacted working capital from December 31, 2008 until June 30, 2009 are (i) the sale of our Digitran Operations in March 2009, which at December 31, 2008, had net current assets of $2.1 million; (ii) an increase in our line of credit by $1.5 million; (iii) a decrease in accounts receivable from continuing operations of $0.9 million due to improved collections; and (iv) an increase of $0.4 million in income taxes payable primarily as a result of the taxes we paid on the gain on sale of our Digitran Operations.  At June 30, 2009 and December 31, 2008, we had accumulated deficits of $22.9 million and $28.1 million, respectively, and cash and cash equivalents of $4.8 million and $3.4 million, respectively. Our cash balances are often significantly higher at the end of the month than at other times throughout the remainder of the month as a result of borrowings under our credit facility generally occurring toward the end of the month and timing of payments to vendors in the form of accounts payable, payroll and interest payments generally occurring at the beginning of the month.

Net cash used in operating activities during the first half of 2009 totaled $0.5 million.  Our reported net income of $4.8 million included a gain on the sale of the Digitran Operations of $7.1 million.  Significant non-cash adjustments to our net income for the six months ended June 30, 2009 include (i) the amortization of debt discount and amortization of deferred financing cost which, on a combined basis, totaled $0.5 million, both of which are non-cash components of interest expense associated with our credit facility, (ii) depreciation and amortization expense which totaled $1.0 million, and (iii) change in fair value of common stock warrants which contributed $0.4 million as non-cash component of net income.  Significant uses of cash associated with operating activities during the six month period ended June 30, 2009 included (a) an increase in inventory balances of $1.0 million in order to accommodate future shipments of backlog, and (b) a decrease in accounts payable and accrued liabilities by approximately $1.0 million, in part due to payments made on previously accrued amounts related to the sale of the Digitran Operations and timing of vendor payments.  The primary source of cash associated with operating activities during the six month period was a decrease in accounts receivable, which decreased by approximately $0.9 million, due primarily to increased efforts to collect outstanding balances on a more timely basis.

Cash generated from our investing activities during the first half of 2009 totaled $6.9 million. This amount consisted primarily of net cash proceeds generated by the March 2009 sale of our Digitran Operations, all of which was used to partially repay the $13 million in term debt that we incurred in connection with our purchase of ACC in August 2008.  These proceeds were partially offset by the recording of $3.1 million notes payable related to a portion of the contingent component of the purchase price of ACC.

Cash used in financing activities during the first quarter of 2009 totaled $5.8 million, which consisted of $10.6 million in repayments of principal owed on long term debt and notes to stockholders, offset by $1.5 million in net borrowings on our revolving credit facility and $3.1 million of notes payable related to the acquisition of ACC.

As of June 30, 2009, we had outstanding borrowings of $5.6 million under the revolving loan portion of our credit facility.  At June 30, 2009, we had remaining actual availability under a formula-based calculation of $1.4 million under the credit facility.  Actual remaining availability represents the additional amount we were eligible to borrow as of June 30, 2009.  The full $7 million available under our revolving line of credit fluctuates periodically throughout each month depending on timing of borrowings and repayments.

In addition to the revolving lines of credit, at June 30, 2009, we had long-term loans and capitalized lease and equipment loan obligations totaling $14.3 million, the current portion of which loans and obligations totaled $2.8 million.

Our backlog decreased to $27.8 million as of June 30, 2009 as compared to $34.7 million as of December 31, 2008. The decrease is, in part, due to the sale of the Digitran Operations, which represented $1.5 million in backlog at December 31, 2008, and the reduction of backlog at all of our electronic devices business units as we satisfied existing contracts during the first half of 2009.  We experienced a slight increase in backlog at our U.S. communications equipment business unit associated with new orders for telecommunications test equipment.  The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. Our backlog as of June 30, 2009 was approximately 95% related to our electronic devices business, which business tends to provide us with long lead-times for our manufacturing processes due to the custom nature of the products, and approximately 5% related to our communications equipment business, which business tends to deliver standard or modified standard products from stock as orders are received. We believe that the majority of our current backlog will be shipped within the next 12 months.  However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

On November 30, 2007, we and our direct subsidiaries, EEC, CXR Larus and RO Associates entered into a Credit Agreement with the Lender, providing for a credit facility in the aggregate amount of $23,000,000.  On August 20, 2008, in connection with the acquisition of ACC and CCI, we entered into an amendment to the credit facility to include ACC and CCI as borrowers and to, among other things, include an additional term loan in the principal amount of $3,000,000 (the “Term Loan C”).  In connection with Digitran Transaction we repaid approximately $10 million of term debt in March 2009, including the Term Loan C.  As of June 30, 2009, we owed a total of $14.4 million under the terms of the credit facility.

The credit facility currently consists of (i) a one year revolving loan for up to $7 million that may be renewed on November 30, 2009 for a period of one year (the “Revolver”), and (ii) two term loans (Term Loan A and Term Loan B) with an aggregate net outstanding principal amount of $8.8 million. The term loans require scheduled principal and interest payments commencing September 1, 2009 and a final balloon payment of principal upon maturity on November 30, 2010.  Total aggregate principal payments on Term Loan A and Term Loan B are $1.1 million in 2009 and $7.9 million in 2010.

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

Interest on the Revolver is payable monthly.  The interest rate is variable and is adjusted monthly based on the prime rate as published in the “Money Rates” column of The Wall Street Journal (the “Base Rate”) plus 1.25%, subject to a minimum rate of 9.5% per annum.  The Revolver is subject to various financial covenants on a consolidated basis, including EBITDA, measured on a fiscal quarter-end basis, must not be less than the scheduled amount for each specified period; the debt service coverage ratio, measured quarterly, must be greater than the lesser of the scheduled amount for each specific period or 1.10:1.00; minimum liquidity above the scheduled amount, unfinanced capital expenditures not in excess of $62,500 per quarter, and the leverage ratio, measured quarterly, must not be greater than the scheduled amount for each specified period.  Additionally, the Revolver is subject to the borrowers not incurring purchase money commitments in excess of $2 million.  As of June 30, 2009, we were in compliance with all of these debt covenants.

The term loans bear interest at the Base Rate plus 4.25%, subject to a minimum rate of 12.5% per annum.  The borrowers under the credit facility may make full or partial prepayment of the term loans provided that any such prepayment is accompanied by the applicable prepayment premium discussed below.

Upon the sale or disposition by the borrowers or any of their subsidiaries of property or assets, the borrowers may be obligated to prepay the Revolver and the term loans with the net cash proceeds received in connection with such sales or dispositions to the extent that the aggregate amount of net cash proceeds received, and not paid to the Lender as a prepayment, for all such sales or dispositions exceed $150,000 in any fiscal year.  However, to the extent we sell assets after August 14, 2009 and prior to January 1, 2010, only 75% of the net cash proceeds of such sale must be used to prepay our outstanding obligations to the Lender.

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

We have agreed with our Lender to raise at least $3 million in net proceeds through the sale of stock of the borrowers by no later than December 31, 2009.  Under the terms of the credit facility, we are obligated to remit to our Lender 50% of the first $3 million of net cash proceeds received in connection with the sale of stock and 30% of the net cash proceeds in excess of the first $3 million received. Given current economic and financial market conditions, an equity raise could prove difficult.  Accordingly, no assurances can be made that we will be successful in this regard.  If we are successful in structuring an equity raise acceptable to us and our Lender, the issuance of equity securities may result in substantial dilution to our stockholders.

Currently, we are in the process of seeking alternate financing from a number of possible lenders, including traditional lenders, private equity and mezzanine lenders.  Although we remain hopeful that we will be able to successfully secure replacement financing on a timely basis, no assurances can be made that we will be successful in this regard.

We are obligated to make monthly principal payments to our Lender of (i) $75,000 on September 1. 2009 and October 1, 2009, (ii) $100,000 on November 1, 2009, (iii) $150,000 on December 1, 2009 and (iv) approximately $287,000 commencing on January 1, 2010 and continuing on the first day of each of the 10 consecutive months thereafter.

If we cannot meet or successfully fulfill our obligations to (i) raise $3.0 million in equity capital by December 31, 2009, (ii) make monthly principal and interest payments, and/or (iii) achieve certain other financial covenants, or if our Lender does not waive these obligations, then we would be in default under the terms of our credit facility.

In the event of a default and continuation of a default, our Lender may limit future availability under our revolving line of credit and/or accelerate the payment of all principal balances and accrued interest requiring us to pay the entire indebtedness under the credit facility outstanding on that date.  Upon the occurrence and during the continuation of an event of default, the Lender may also elect to increase the interest rate applicable to the outstanding balance of the Term Loans A and B by four percentage points above the per annum interest rate that would otherwise be applicable.  Any of these conditions could have a material adverse effect on our operations and/or ability to conduct business after that date.  Additionally, if our Lender terminates the credit facility during a default period or if we prepay the Revolver or the Term Loans prior to November 30, 2009, then we are subject to a penalty equal to 2% of the outstanding principal balance of the Revolver and the Term Loans.

Recent actions taken by the Commission against Private Equity Management Group, Inc., an affiliate of our Lender, including an order granted in April 2009 by a federal court freezing all assets of Private Equity Management Group, Inc. and its affiliates, including our Lender, may adversely affect our Lender’s ability to continue to provide us funds under the terms of the Revolver.  At the request of the Commission, the federal court also appointed a temporary receiver of our Lender’s agent and of our Lender.  Although we currently believe that the receiver will allow us to continue to borrow funds under the terms of the Revolver, no assurances can be made that the receiver will allow our Lender to continue to make funds available to us.  If, for any reason, the receiver were to limit or terminate our ability to continue to borrow funds under the Revolver, our cash position and our ability to continue day to day operations would be adversely affected, almost immediately.  If that were to occur, we would be required to seek additional and/or replacement financing immediately.  If we are unable to do so, we may be forced to drastically curtail or cease operations and possibly seek protection from our creditors under the U.S. Bankruptcy Code.

If we are successful in raising $3.0 million in equity capital by December 31, 2009, as required by our Lender, and we are able to continue to borrow funds under the terms of the Revolver, management believes that current and future capital resources, revenues generated from operations and other existing sources of liquidity will be adequate to meet our anticipated short term, working capital and capital expenditures needs for the next 12 months.  If, however, for any reason including the reasons described above, we are unsuccessful in raising additional equity capital as required by the terms of our credit facility thereby resulting in an event of default under the credit facility or if we are unable to continue to borrow funds under the terms of the Revolver, we do not believe that current and future capital resources, revenues generated from operations and other existing sources of liquidity will be adequate to meet our anticipated short term, working capital and capital expenditures needs for the next 12 months.  Further, if for any reason, including the reasons described above, we are unable to continue to borrow funds under the terms of the Revolver or if we experience a significant loss of revenue or increase in costs, then our cash flow would be negatively impacted resulting in a cash flow deficit which, in turn, will require us to obtain additional or alternate financing, with little or no notice.  These potential financing needs could be met in the form of a revised debt structure with our Lender, additional or new financing with another lender or lenders, the sale of assets to generate cash or the sale of additional equity to raise capital.  Our failure to secure additional or alternate financing, if and when needed, would have an adverse effect on our operations and/or ability to do business after that date or could restrict our growth, limit our development of new products, or hinder our ability to fulfill existing or future orders; we may be forced to drastically curtail or cease operations and possibly seek protection from our creditors under the U. S. Bankruptcy Code

Currently, we are in the process of seeking alternate financing from a number of possible lenders, including traditional lenders, private equity and mezzanine lenders.  Although we remain hopeful that we will be able to successfully secure replacement financing in a timely manner, we cannot assure you that we will be successful in this regard.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy, with the highest priority being quoted prices in active markets. The required effective date of SFAS No. 157 was the first quarter of 2008. The adoption of SFAS No. 157 for financial assets and liabilities did not have a material effect on our consolidated financial statements, but resulted in additional disclosures.  In February 2008, the FASB issued Staff Position No. 157-2, which delayed by one year the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The adoption of SFAS No. 157 for non-financial assets and liabilities did not have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which replaced SFAS No. 141, “Business Combinations.”  SFAS No. 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration and certain acquired contingencies.  SFAS No. 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination.  SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. SFAS No. 141R will be applicable prospectively to business combinations for which the acquisition date is on or after January 1, 2009.  SFAS No. 141R will have an impact on accounting for any business acquired after the effective date of this pronouncement.

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

In April 2009, the FASB issued FSP No FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements.  FSP No. FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial results, financial position and financial statement disclosures.  FSP FAS 107-1 and APB 28-1 is effective for periods ending after June 15, 2009.  We have adopted FSP FAS 107-1 and APB 28-1 and believe we have all of the required disclosures within this Quarterly report on Form 10-Q.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), effective for interim or annual financial periods ending after June 15, 2009.  For calendar year entities, SFAS No. 165 became effective for the three months ended June 30, 2009.  The objective of SFAS No. 165 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, SFAS No. 165 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements: (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financials statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The adoption of SFAS No. 165 did not have a material impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS No. 168”) to formally establish the FASB Accounting Standards Codification™ (the “Codification”) as the single source of authoritative, nongovernmental U.S. GAAP.  All existing accounting standards documents are superseded as described in SFAS No. 168.  All other accounting literature not included in the Codification is nonauthoritative.  The Codification is effective for interim and annual periods ending after September 15, 2009.  We believe the adoption of SFAS No. 168 will not have a material impact on our financial position, results of operations or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Not applicable.

ITEM 4T.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2009 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

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

Our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2009 the following three material weaknesses existed:

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

Material Weaknesses and Related Remediation Initiatives

Set forth below is a summary of the various significant deficiencies which caused management to conclude that we had the three material weaknesses identified above.  Through the efforts of management, external consultants and our Audit Committee, we are currently in the process of executing specific action plans to remediate the material weaknesses identified above and discussed more fully below.  We expect to complete these various action plans by December 31, 2009.  If we are able to complete these actions by that date, we anticipate that all control deficiencies and material weaknesses will be remediated by March 31, 2010.

(1)           We did not effectively implement comprehensive entity—level internal controls, as evidenced by the following control deficiencies:

•

Entity Level Internal Control Evaluation. We did not formally consider entity—wide controls that are pervasive across our company when considering whether control activities are sufficient to address identified risks.

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

Remediation of Internal Control Deficiencies and Expenditures

The above material weaknesses did not result in adjustments to our consolidated financial statements for the quarter ended June 30, 2009, however, it is reasonably possible that, if not remediated, one or more of the material weaknesses described above could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.

In addition to the developing specific action plans for each of the above material weaknesses, we are taking steps to unify the financial reporting of all of our divisions.  Accordingly, we are planning to implement a centralized consolidation software package which we believe will facilitate this process and will assist in the remediation of many of the above listed deficiencies.

In addition, our audit committee has authorized the hiring of additional temporary staff and/or the use of financial and information technology consultants, as necessary, to ensure that we have the depth and experience to remediate the above listed material weaknesses, including the implementation and monitoring of the appropriate level of control procedures related to all of our manufacturing locations and our corporate offices.  The audit committee will also work directly with management and outside consultants, as necessary to ensure that board level deficiencies are addressed.  We are uncertain at this time of the costs to remediate all of the above listed material weaknesses, however, we anticipate the cost to be in the range of $200,000 to $400,000 (including the cost of the consolidation software described above), most of which costs we expect to incur in late 2009 or early 2010.  We cannot guarantee that the actual costs to remediate these deficiencies will not exceed this amount.

Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of June 30, 2009. Because the remedial actions require hiring of additional personnel, upgrading certain of our information technology systems, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weakness has been remediated.  We intend to continue to evaluate and strengthen our internal control over financial reporting systems. These efforts require significant time and resources.  If we are unable to establish adequate internal control over financial reporting systems, we may encounter difficulties in the audit or review of our financial statements by our independent registered public accounting firm, which in turn may have a material adverse effect on our ability to prepare financial statements in accordance with GAAP and to comply with our Commission reporting obligations.

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

Item 1A of Part I of our Form 10-K for the year ended December 31, 2008 summarizes various material risks that investors should carefully consider before deciding to buy or maintain an investment in our common stock.  Any of those risks and the additional risk factor described below, if they actually occur, would likely harm our business, financial condition and results of operations and could cause the trading price of our common stock to decline.

Recent actions taken by the Commission against an affiliate of our lender may adversely affect our ability to continue to borrow funds under the terms of our revolving credit facility with our lender.  If our lender limits or terminates our ability to borrow funds under the revolving credit facility, our cash position and our ability to continue day to operations would be adversely affected, almost immediately.

Recent actions taken by the Commission against Private Equity Management Group, Inc., an affiliate of our lender and our lender, including an order granted in April 2009 by a federal court freezing all assets of Private Equity Management Group, Inc. and its affiliates, including our lender, may adversely affect our lender’s ability to continue to provide us funds under the terms of our revolving credit facility.  At the request of the Commission, the federal court also appointed a temporary receiver of our lender’s agent and of our lender.  If, for any reason, the receiver were to limit or terminate our ability to continue to borrow funds under our revolving credit facility, our cash position and our ability to continue day to day operations would be adversely affected, almost immediately.  If that were to occur, we would be required to seek additional and/or replacement financing immediately.  If we are unable to do so, we may be forced to drastically curtail or cease operations and possibly seek protection from our creditors under the U. S. Bankruptcy Code.

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

None.

ITEM 4.                                                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 25, 2009, we held our 2008 annual meeting of stockholders.  The total number of outstanding votable shares was 10,204,079.  Our stockholders were asked to consider and vote upon the following two proposals:

1)              Re-election of Otis W. Baskin as a Class I director to serve a three-year term.

2)              Ratification of the selection of our independent registered public accounting firm to audit our consolidated financial statements for 2009.

Results of the vote were as follows:

Proposal	For	Against	Withheld	Abstain	Broker Non-Votes
(1)	7,607,559	—	897,684	—	None
(2)	8,309,902	178,797	—	16,543	None

As a result, Mr. Baskin was re-elected to serve as a Class I member of our board of directors.  Carmine T. Oliva, Laurence P. Finnegan, Jr. and Richard E. Mahmarian continued to serve on our board of directors following the meeting.  The selection of our independent registered public accounting firm to audit our consolidated financial statements for 2009 was ratified.

ITEM 5.                                                  OTHER INFORMATION.

Amendment Number 4 to Loan Documents

On August 14, 2009, we entered into Amendment Number 5 to Loan Documents with our Lender (“Amendment Number 5”).  Pursuant to Amendment Number 5, we agreed to raise no less than $3 million in net proceeds through the sale of stock of the borrowers by no later than December 31, 2009.  Under to the terms of Amendment Number 5, we are obligated to remit to our Lender 50% of the first $3,000,000 of net cash proceeds received in connection with the sale of stock and 30% of the net cash proceeds in excess of the first $3,000,000 received.

Pursuant to the terms of Amendment Number 5, we are now obligated to make monthly principal payments to our Lender of (i) $75,000 on September 1. 2009 and October 1, 2009, (ii) $100,000 on November 1, 2009, (iii) $150,000 on December 1, 2009 and (iv) approximately $287,000 commencing on January 1, 2010 and continuing on the first day of each of the 10 consecutive months thereafter.  In addition, the Lender revised the minimum liquidity financial covenant to provide no such covenant for the fiscal quarter ending September 30, 2009 and agreed that to the extent we sell assets after the date of Amendment Number 5 and prior to January 1, 2010, 75% of the net cash proceeds of such sale must be used to prepay our outstanding obligations to the Lender.  Any sales after that date would require us to use all net cash proceeds to prepay our outstanding obligations to the Lender.

In connection with entering into Amendment Number 5, we paid the Lender a fee equal to $100,000.

ITEM 6.                                                  EXHIBITS.

Number	Description

10.1

Amendment to Forbearance Agreement and Amendment Number 3 to Loan Documents, dated April 9, 2009, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, RO Associates Incorporated, Advanced Control Components, Inc., Custom Control Components, Inc. and GVEC Resource IV Inc. (1)

10.2

Letter Agreement, dated May 14, 2009, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, RO Associates Incorporated, Advanced Control Components, Inc., Custom Control Components, Inc. and GVEC Resource IV Inc. (2)

10.3

Amendment Number 5 to Loan Documents, dated August 14, 2009, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, RO Associates Incorporated, Advanced Control Components, Inc., Custom Control Components, Inc. and GVEC Resource IV Inc.

16.1	Letter on Change in Certifying Accountant (3)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)  Filed as an exhibit to the Registrant’s current report on Form 8-K for April 9, 2009 and incorporated herein by reference.

(2)  Filed as an exhibit to the Registrant’s current report on Form 8-K for May 14, 2009 and incorporated herein by reference.

(3)  Filed as an exhibit to the Registrant’s current report on Form 8-K for April 30, 2009 and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMRISE CORPORATION

Dated: August 14, 2009	By:	/S/ CARMINE T. OLIVA
Carmine T. Oliva,
Chief Executive Officer

Dated: August 14, 2009	By:	/S/ D. JOHN DONOVAN
D. John Donovan, Chief Financial Officer (principal
financial and accounting officer)

INDEX TO EXHIBITS ATTACHED TO THIS REPORT

Number	Description

10.3

Amendment Number 5 to Loan Documents, dated August 14, 2009, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, RO Associates Incorporated, Advanced Control Components, Inc., Custom Control Components, Inc. and GVEC Resource IV Inc.

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