Form 10-Q/A
period 2009-03-31
Emrise CORP
filed 2009-10-02
CIK 854852

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EMRISE CORPORATION

FORM 10-Q/A

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Form 10-Q (“Amendment”) is to amend our initial filing of a Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on May 15, 2009 (the “Initial Filing”).

On September 30, 2009, we filed a Current Report on Form 8-K with the SEC disclosing that our management concluded that an accounting error had been made in our historical financial statements in relation to the recording of the acceleration of the pro-rata portion of deferred financing costs and debt discount as a result of the partial repayment of our Term Loan B on March 20, 2009 (as described in Note 2).  As a result, our financial statements for the quarterly period ended March 31, 2009 must be restated (the “Restatement”).  In light of the Restatement, the financial statements and other financial information included in the Initial Filing are being restated in this Amendment.

Our Form 10-Q for the period ended March 31, 2009 is amended and restated in its entirety as set forth below.

Unless specified, the disclosures provided in this document have not been updated for more current information.  Therefore, this Amendment should be read in conjunction with our other filings made with the SEC subsequent to the date of the Initial Filing.

1

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMRISE CORPORATION

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2009	2008
	(Restated)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,629	$3,242
Accounts receivable, net of allowances for doubtful accounts of $427 at March 31, 2009 and $501 at December 31, 2008	9,475	10,333
Inventories, net	12,300	12,501
Current deferred tax assets	175	271
Prepaid and other current assets	1,375	1,283
Current assets of discontinued operations	—	2,724
Total current assets	26,954	30,354

Property, plant and equipment, net	2,768	2,990
Goodwill	9,544	9,657
Intangible assets other than goodwill, net	6,344	6,618
Deferred tax assets	1,916	2,191
Other assets	427	683
Noncurrent assets of discontinued operations	—	1,130
Total assets	$47,953	$53,623

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,739	$4,625
Accrued expenses	6,454	6,939
Line of credit	4,068	4,084
Current portion of long-term debt	1,985	5,121
Notes payable to stockholders, current portion	500	542
Income taxes payable	1,117	451
Other current liabilities	357	357
Current liabilities of discontinued operations	—	664
Total current liabilities	20,220	22,783

Long-term debt, net of discount of $594 and $980, respectively	6,828	13,479
Notes payable to stockholders, less current portion	125	250
Deferred income taxes	1,927	2,203
Warrant liability	880	—
Other liabilities	476	503
Noncurrent liabilities of discontinued operations	—	401
Total liabilities	30,456	39,619

Commitments and contingencies

Stockholders’ equity:
Preferred stock,$0.01 par value. Authorized 10,000,000 shares, zero shares issued and outstanding	—	—
Common stock,$0.0033 par value. Authorized 150,000,000 shares; 10,204,079 shares issued and outstanding at March 31, 2009 and December 31, 2008	126	126
Additional paid-in capital	43,359	44,806
Accumulated deficit	(22,743)	(28,101)
Accumulated other comprehensive loss	(3,245)	(2,827)
Total stockholders’ equity	17,497	14,004
Total liabilities and stockholders’ equity	$47,953	$53,623

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2009	2008
	(Restated)
Net Sales	$14,213	$10,643
Cost of Sales	9,256	7,203
Gross profit	4,957	3,440

Operating expenses:
Selling, general and administrative	4,547	3,538
Engineering and product development	522	503
Total operating expenses	5,069	4,041
Loss from operations	(112)	(601)

Other income (expense):
Interest income	46	18
Interest expense	(1,556)	(584)
Other, net	(42)	(17)
Total other expense, net	(1,552)	(583)

Loss before income taxes	(1,664)	(1,184)
Income tax provision	(503)	84
Loss from continuing operations	(1,161)	(1,268)
Discontinued operations:
Income from discontinued operations including gain on sale of $7,224	7,402	371
Tax provision on discontinued operations	1,356	—
Net gain on discontinued operations	6,046	371

Net Income (loss)	$4,885	$(897)

Earnings (loss) per share:
Basic	$0.48	$(0.09)
Diluted	$0.48	$(0.09)

Weighted average shares outstanding
Basic	10,204	10,204
Diluted	10,239	10,204

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity

(Restated)

(Unaudited)
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance at December 31, 2008	10,204	$126	$44,806	$(28,101)	$(2,827)	$14,004
Cumulative effect of change in accounting principle due to adoption of EITF 07-5	—	—	(1,483)	473	—	(1,010)
Stock-based compensation	—	—	34	—	—	34
Warrants issued for services	—	—	2	—	—	2
Net loss and comprehensive loss	—	—	—	4,885	(418)	4,467
Balance at March 31, 2009	10,204	$126	$43,359	$(22,743)	$(3,245)	$17,497

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2009	2008
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$4,885	$(897)
Adjustments to arrive at net loss from continuing operations	(6,046)	(371)
Net loss from continuing operations	(1,161)	(1,268)
Reconciliation to net cash provided by (used in) operating activities:
Depreciation and amortization	490	270
Provision for doubtful accounts	66	(41)
Provision for inventory obsolescence	148	186
Provision for warranty reserve	17	(103)
Deferred taxes	14	(4)
Amortization of deferred issuance costs	405	108
Amortization of debt discount	386	108
Stock-based compensation expense	34	18
Warrants issued for services	2	2
Change in common stock warrant value	(130)	—
Changes in assets and liabilities:
Accounts receivable	801	90
Inventories	141	(1,052)
Prepaid and other assets	117	142
Accounts payable and accrued expenses	(920)	97
Operating cash flow used in continuing operations	410	(1,447)
Operating cash flow provided by discontinued operations	681	402
Net cash provided by (used in) operating activities	1,091	(1,045)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4)	(28)
Additions to intangible assets	—	—
Investing cash flow used in continuing operations	(4)	(28)
Investing cash flow provided by discontinued operations including proceeds from sale of subsidiary operations, net of cash	10,050	(20)
Net cash provided by (used in) investing activities	10,046	(48)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of lines of credit	(16)	(248)
Repayments of long-term debt	(10,200)	(75)
Payments of notes to stockholders	(168)	(146)
Net cash used in financing activities	(10,384)	(469)

Effect of exchange rate changes on cash	(545)	252
Net increase (decrease) in cash and cash equivalents	208	(1,310)
Cash and cash equivalents at beginning of period	3,421	4,764
Cash and cash equivalents at end of period	$3,629	$3,454

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of equipment through capital lease	$22	$453
Cumulative effect of change in accounting principle - reclassification of common stock warrants to liability upon adoption of EITF 07-5	$473	$—

 The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, AS RESTATED

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

	Three Months Ended
	March 31,
	2009	2008
	(Restated)
Net income (loss)	$4,885	$(897)
Other comprehensive income (loss):
Foreign currency translation adjustment	(418)	226
Comprehensive income (loss)	$4,467	$(671)

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

The Company recognizes revenues for products sold by its subsidiary in France at the point of shipment.  Customer discounts are included in the product price list provided to the customer.  Returns are infrequent and permitted only with prior authorization because these products are shipped based on binding purchase orders and are quality tested prior to shipment.  An estimate of warranty cost is recorded at the time revenue is recognized.Revenues from services such as repairs and modifications are recognized when the service is completed and invoiced.  For repairs that involve shipment of a repaired product, the Company recognizes repair revenues when the product is shipped back to the customer. Service revenues contribute less than 5% of total revenue and, therefore, are considered to be immaterial to overall financial results.

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

	Three Months Ended
	March 31,
	2009	2008
	(Restated)
NUMERATOR:
Net income (loss)	$4,885	$(897)

DENOMINATOR:
Basic weighted average common shares outstanding	10,204	10,204
Effect of dilutive securities:
Dilutive stock options and warrants	35	—
Diluted weighted average common shares outstanding	10,239	10,204

Basic income (loss) per share	$0.48	$(0.09)

Diluted income (loss) per share	$0.48	$(0.09)

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This new statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy, with the highest priority being quoted prices in active markets. The required effective date of SFAS No. 157 is the first quarter of 2008. The adoption of SFAS No. 157 for financial assets and liabilities did not have a material effect on the Company’s consolidated financial statements, but resulted in additional disclosures contained herein.  In February 2008, the FASB issued Staff Position No. 157-2, which delayed by one year the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company has evaluated the impact the adoption of SFAS No. 157 for non-financial assets and liabilities have determined that the adoption of SFAS No. 157-2 did not have a material effect on its consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” The new standard amends SFAS No. 133 and seeks to enhance disclosure about how and why a company uses derivative and hedging activities, how derivative instruments and related hedged items are accounted for under SFAS No. 133 (and the interpretations of that standard) and how derivatives and hedging activities affect a company’s financial position, financial performance and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The adoption of SFAS No. 161 did not have a material effect on the Company’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” and also requires expanded disclosure related to the determination of intangible asset useful lives. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The adoption of FSP 142-3 did not have a material effect on the Company’s consolidated financial statements.

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. The Company adopted EITF 07-5 on January 1, 2009. See Note 13 — Warrants below for discussion of the impact of the adoption of EITF 07-5 on the Company’s outstanding stock warrants and its consolidated financial statements.

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The financials statements for the period ended March 31, 2009 have been restated to correct an error in accounting treatment for certain transactions.  The Company used $7.0 million of the proceeds of the sale of the Digitran Operations on March 20, 2009 to repay a portion of the Term Loan B (as defined in Note 12 below).  The Company did not properly accelerate the pro-rata portion of the deferred financing costs and debt discount associated with its credit facility related to the repayment. As a result, the Company is restating its financial statements for the interim period ended March 31, 2009. As a result of the partial repayment on Term Loan B, a pro-rata portion of the balance of deferred financing costs and debt discount were accelerated and are reflected as an adjustment of $541,000 to interest expense in the accompanying Condensed Consolidated Statements of Operations for the period ended March 31, 2009.  The adjustment also impacted the net carrying value of long term debt by $259,000 and other various balance sheet items.

The following table illustrates the correction as it is associated with certain line items in the financial statements (in thousands):

Balance Sheet

	March 31, 2009
	As reported	Adjustment	Restated

Other current assets	$1,544	$(169)	$1,375

Total current assets	$27,123	$(169)	$26,954

Other assets	$540	$(113)	$427

Total assets	$48,235	$(282)	$47,953

Income taxes payable	$1,270	$(153)	$1,117

Total current liabilities	$20,373	$(153)	$20,220

Long-term debt	$6,569	$259	$6,828

Total liabilities	$30,350	$106	$30,456

Accumulated deficit	$(22,355)	$(388)	$(22,743)

Total stockholder’s equity	$17,885	$(388)	$17,497

Total liabilities and stockholder’s equity	$48,235	$(282)	$47,953

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Statement of Operations

	Three Months Ended
	March 31, 2009
	As reported	Adjustment	Restated

Interest expense	$(1,015)	$(541)	$(1,556)

Pre-tax income	$(1,123)	$(541)	$(1,664)

Provision (benefit) for income taxes	(350)	(153)	(503)

Net income	$5,273	$(388)	$4,885

Earnings (loss) per share:
Basic	$0.52	$(0.04)	$0.48
Diluted	$0.51	$(0.03)	$0.48

Weighted average shares outstanding
Basic	10,204	10,204	10,204
Diluted	10,239	10,239	10,239

Statement of Cash Flows

	Three Months Ended
	March 31, 2009
	As reported	Adjustment	Restated

Net income (loss)	$5,273	$(388)	$4,885

Net loss from continuing operations	$(773)	$(388)	$(1,161)

Reconciliation to net cash used in operating activities
Amortization of deferred issuance costs	$123	$282	$405
Amortization of debt discount	$127	$259	$386

Changes in assets and liabilities
Accounts payable and accrued expenses	$(767)	$(153)	$(920)

NOTE 3 — LIQUIDITY, AS RESTATED

The Company reported $4.9 million of net income for the quarter ended March 31, 2009.  Included in this net income was a $5.9 million gain (net of tax of $1.4 million) on the disposition of the Digitran Operations (see Note 5).  Absent this gain, the Company would have incurred a $1.0 million net loss.  If the Company’s net losses continue, it may experience negative cash flow, which may hamper current operations and may prevent the Company from expanding its business.  Additionally, such losses may result in a default on the Company’s debt covenants associated with its credit facility.  The Company may be unable to attain, sustain or increase profitability on a quarterly or annual basis in the future. If the Company does not achieve, sustain or increase profitability, its stock price may decline.  Additionally, the Company has agreed with its lender to raise at least $2 million in net proceeds through the sale of the Company’s and/or its subsidiaries’ stock by no later than September 30, 2009.  Under the terms of the Company’s credit facility, the Company is obligated to remit to its lender $500,000 with respect to the first $2,000,000 of net cash proceeds received in connection with the sale of stock, 50% of the next $1,000,000 of net cash proceeds received in connection with the sale of stock, and 30% of the net cash proceeds in excess of the first $3,000,000 received in connection with the sale of stock.  The

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Company is currently evaluating a number of options to meet this obligation under its credit facility, including a possible refinancing of the entire facility.  Given current economic and financial market conditions even a small equity raise could prove difficult (see Note 12).

Recent actions taken by the SEC against Private Equity Management Group, Inc., an affiliate of the agent of the Company’s lender and the Company’s lender, including an order granted in April 2009 by a federal court freezing all assets of Private Equity Management Group, Inc. and its affiliates, including the Company’s lender, may adversely affect the lender’s ability to continue to provide the Company funds under the terms of the Revolver (as defined in Note 11 below).  At the request of the SEC, the federal court also appointed a temporary receiver of the 1ender’s agent and of the 1ender.  Although the Company currently believes that the receiver will allow it to continue to borrow funds under the terms of the Revolver, management cannot assure you that the receiver will allow the lender to continue to make funds available to the Company.  If, for any reason, the receiver were to limit or terminate the Company’s ability to continue to borrow funds under the Revolver (as defined in Note 10 below), the Company’s cash position and its ability to continue day to day operations would be adversely affected, almost immediately.  If that were to occur, the Company would be required to seek additional and/or replacement financing immediately.  If the Company is unable to do so, it may be forced to drastically curtail or cease operations and possibly seek protection from its creditors under the U. S. Bankruptcy Code.

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

If the Company is able to continue to borrow funds under the terms of its Revolver (as defined in Note 11 below), including timely funding by the lender of draw requests, management believes that current and future capital resources, revenues generated from operations and other existing sources of liquidity will be adequate to meet the Company’s anticipated short term, working capital and capital expenditures needs for at least the next 12 months.  However, if the Company experiences a significant loss of revenue or increase in costs, or if the lender fails to fund the Company’s draw requests in a timely manner or at all, then the Company’s cash flow would be negatively impacted resulting in a cash flow deficit which, in turn, will require it to obtain additional or alternate financing, with little or no notice.  These potential financing needs could be met in the form of a revised debt structure with the Lender, additional or new financing with another lender or lenders, the sale of assets to generate cash or the sale of additional equity to raise capital.  The Company’s failure to secure additional or alternate financing, if and when needed, would have an adverse effect on its operations and/or ability to do business after that date or could restrict its growth, limit its development of new products, or hinder its ability to fulfill existing or future orders.

NOTE 4 — ACQUISITION OF ADVANCED CONTROL COMPONENTS

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

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

NOTE 5 — DISCONTINUED OPERATIONS

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

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the results from discontinued operations for the three months ended March 31, 2009 and 2008 (in thousands):

	2009	2008

Net Sales	$1,478	$1,604
Income from continuing operations	$178	$371
Gain on sale of Digitran Operations (net of tax of $1,356)	5,868	—
Net Income	$6,046	$371

Earnings per share:
Basic	$0.59	$0.04
Diluted	$0.59	$0.04

Weighted average shares outstanding
Basic	10,204	10,204
Diluted	10,239	10,204

NOTE 6 — STOCK-BASED COMPENSATION

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

NOTE 7 — INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consisted of the following (in thousands):

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	March 31,	December 31,
	2009	2008

Raw materials	$9,827	$10,897
Work-in-process	2,982	3,513
Finished goods	4,754	4,915
Reserves	(5,263)	(5,609)
Total inventories	$12,300	$13,716

NOTE 8 — OPERATING SEGMENTS, AS RESTATED

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

During the first quarter of 2009, the Company sold its Digitran Operations (see Note 5), which were part of its electronic devices segment.  This transaction resulted in differences in the basis of segmentation from the amounts disclosed in the Company’s audited consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2008.  In this Form 10-Q, the Digitran Operations are reported as a discontinued operation and are excluded from the electronics devices segment.  Therefore, prior period amounts have been adjusted to conform with this presentation.  Included in the Company’s reconciliation of segment financial data to the consolidated amounts is unallocated corporate expenses.

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Selected financial data for each of the Company’s operating segments reconciled to the consolidated totals is shown below (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net sales
Electronic devices	$11,595	$7,283
Communications equipment	2,618	3,360
Total	$14,213	$10,643

Operating income (loss)
Electronic devices	$1,562	$453
Communications equipment	(452)	18
Corporate and other	(1,222)	(701)
Total	$(112)	$(230)

	March 31,	December 31,
	2009	2008
	(Restated)
Total assets
Electronic devices	$34,644	$34,853
Communications equipment	9,187	10,260
Corporate and other	4,122	8,510
Total	$47,953	$53,623

NOTE 9 — GOODWILL

The following table reflects changes in our goodwill balances, by segment, for the three months ended March 31, 2009 (in thousands):

	Electronic	Communications
	Devices	Equipment	Total

Balance at December 31, 2008	$9,657	$—	$9,657
Foreign currency translation	(113)	—	(113)
Balance at March 31, 2009	$9,544	$—	$9,544

NOTE 10 — INCOME TAXES

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

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

NOTE 11 — LINE OF CREDIT

The Company and its direct subsidiaries, EEC, CXR Larus Corporation and RO Associates Incorporated (collectively, the “Borrowers”) are parties to a Credit Agreement (as amended from time to time the “Credit Agreement”) with GVEC Resource IV Inc. (the “Lender”) providing for a credit facility in the original aggregate amount of $26,000,000 and is secured by accounts receivable, other rights to payment and general intangibles, inventories and equipment. The credit facility includes a one year revolving credit facility for up to $7,000,000 that may be renewed up to two times, each for a period of one year, at the Company’s option, provided that certain conditions precedent are met (the “Revolver”).  The credit facility also includes two term loans (see Note 12).

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

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

NOTE 12 — LONG-TERM DEBT, AS RESTATED

On August 20, 2008, in connection with the acquisition of ACC and CCI as discussed in Note 4, the Borrowers and the Lender amended the credit facility to, among other things, include ACC and CCI as Borrowers and to provide for another term loan in the principal amount of $3 million (the “Term Loan C”).  The credit facility, as so amended, provided for borrowings in the aggregate amount of $26 million.

The credit facility consists of (i) the Revolver, (ii) a term loan in the principal amount of $6 million which is due November 30, 2010 (“Term Loan A”), (iii) a term loan in the original principal amount of $10 million, which is due on November 30, 2010 (“Term Loan B”), and (iv) Term Loan C.  Term Loan A was fully funded on November 30, 2007 while Term Loans B and C were fully funded on August 20, 2008 in connection with the acquisition of ACC.  Term Loan A and Term Loan B require scheduled principal and interest payments commencing September 2009 and a final balloon payment of principal upon maturity on November 30, 2010.  Term Loan C was repaid in full on March 20, 2009.  At March 31, 2009, the outstanding principle balance on Term Loan A was $5.8 million and the outstanding principle balance on Term Loan B was $3.0 million.  As a result of the partial repayment on Term Loan B, a pro-rata portion of the balance of deferred financing costs and debt discount were accelerated and are reflected as an adjustment to interest expense in the accompanying Condensed Consolidated Statements of Operations.

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

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

NOTE 13 — WARRANTS

In connection with entering into the credit facility (discussed in Note11), the Company issued a seven year warrant to Private Equity Management Group, Inc., an affiliate of the Lender to purchase up to approximately 776,000 shares of the Company’s common stock on a cash or cashless basis at an exercise price of $4.13 per share.  The estimated fair value of the warrants was $1.5 million, which was calculated using the Black-Scholes pricing model.  The warrants were originally accounted for as debt discount and the adjustment resulting from the repricing of the warrants increased the debt discount, which is being amortized over the remaining life of the credit facility.  The warrants were previously recorded in stockholder’s equity.

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

NOTE 14 — FAIR VALUE MEASUREMENTS

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

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As of March 31, 2009, the Company was required to apply SFAS No. 157 provisions to the derivative that is within the warrant that was issued as consideration for our credit facility, which is discussed in Note 13 and included as a discount on our long-term debt.  The derivative was valued using the Black-Scholes model.  The key inputs in the model are as follows:

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

Cautionary Statement

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained in Part I, Item 1 of this Amendment No, 1 to our Quarterly Report on Form 10-Q. The information contained in this report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with SEC, including our Annual Report on Form 10-K for the year ended December 31, 2008 and subsequent reports on Forms 10-Q and 8-K, which discuss our business in greater detail.  This report and the following discussion contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might generate and profits we might earn if we are successful in implementing our business and growth strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

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

Interest expense

Interest expense was $1.6 million for the three months ended March 31, 2009 compared to $0.6 million for the three months ended March 31, 2008 due to the acceleration of deferred financing costs and debt discount amortization associated with the partial repayment of our Term Loan B, higher outstanding loan and line of credit balances and higher interest rates on portions of those loan balances in the first quarter of 2009 as compared to the first quarter of 2008.  Included in interest expense in the first quarter of 2009 were $0.8 million of non-cash amortization of deferred financing costs and non-cash amortization of debt discount compared to $0.2 million in the first quarter of 2008.  We expect quarterly interest expense for the remainder of 2009 to decrease from the comparable prior year periods and as compared to the first quarter of 2009 as a result of the lower outstanding loan balances as we used the proceeds from the sale of our Digitran Operations to pay down outstanding acquisition loans by approximately $10 million.

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

Income tax expense

Income tax benefit amounted to $0.5 million for the three months ended March 31, 2009 compared to income tax expense of $0.1 million for the same period of 2008.  The company recorded an income tax benefit as the result of losses incurred in the first quarter of 2008.  This benefit was partially offset by income tax expense incurred primarily as the result of foreign income tax on foreign earned profits in Europe and Japan and New Jersey state income taxes on income generated by ACC.

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

Net income (loss)

We reported net income of $4.9 million in the first quarter of 2009 and a net loss of $0.9 million in the first quarter of 2008.  Included in net income in the first quarter of 2009 was a $7.2 million gain on the sale of Digitran, approximately $0.3 million in inventory write downs, and approximately, $0.5 million in accelerated amortization of deferred financing costs and debt discount associated with the partial repayment of our Term Loan B, $0.2 million in short-term exchange rate losses associated with the volatility of the U.S. dollar to the British pound sterling and euro on the current portion of certain assets and liabilities.  Excluding the one-time gain reported in the first quarter of 2009, we anticipate net income (loss) to improve in future quarters, due in large part to the recent restructuring efforts being completed, and also due to lower anticipated interest expense in future quarters due to our significant reduction of debt by approximately $10 million during the first quarter of 2009.

Liquidity and Capital Resources

In making an assessment of our liquidity, we believe that the items in our financial statements that are most relevant to our ongoing operations are working capital, cash generated from operating activities and cash available from financing activities.  During the first quarter of 2009, we funded our daily cash flow requirements through funds provided by operations and through borrowings under our credit facility with GVEC Resource IV Inc. (“GVEC” or the “Lender”).  Working capital was $6.7 million at March 31, 2009 as compared to $7.6 million at December 31, 2008. The decrease in working capital is primarily due to the sale of our Digitran Operations, which had net current assets of $2.6 million at March 20, 2009.  At March 31, 2009 and December 31, 2008, we had accumulated deficits of $22.3 million and $28.1 million, respectively, and cash and cash equivalents of $3.6 million and $3.4 million, respectively.

Net cash generated in operating activities during the first quarter of 2009 totaled $1.1 million.  Our reported net income of $4.9 million included a gain on the sale of assets of $7.2 million.  Significant non-cash adjustments to our first quarter net income include (i) the amortization of debt discount and amortization of deferred financing cost which, on a combined basis, totaled $0.8 million during the quarter, both of which are non-cash components of interest expense associated with our credit facility and (ii) depreciation and amortization expense which totaled $0.5 million.  Significant sources and uses of cash associated with operating activities during the quarter included an decrease in accounts payable and accrued expenses which used cash of $0.9 million.  The lower accrued expenses are due primarily to payments for previously accrued amounts offset in part by higher tax accruals associated with the sale of our Digitran Operations in March 2009.  Accounts payable is higher due to increased purchases to support higher anticipated shipments, especially at our ACC subsidiary, and also due to timing of payments.  In addition, during the quarter, our accounts receivable decreased by approximately $0.8 million, due to collections being received on our higher fourth quarter 2008 shipments and also due to increased efforts to collect outstanding balances on a more timely basis.

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

Recent actions taken by the SEC against Private Equity Management Group, Inc., an affiliate of our Lender, including an order granted in April 2009 by a federal court freezing all assets of Private Equity Management Group, Inc. and its affiliates, including our Lender, may adversely affect our Lender’s ability to continue to provide us funds under the terms of the Revolver.  At the request of the SEC, the federal court also appointed a temporary receiver of our Lender’s agent and of our Lender.  Although we currently believe that the receiver will allow us to continue to borrow funds under the terms of the Revolver, we cannot assure you that the receiver will allow our Lender to continue to make funds available to us.  If, for any reason, the receiver were to limit or terminate our ability to continue to borrow funds under the Revolver, our cash position and our ability to continue day to day operations would be adversely affected, almost immediately.  If that were to occur, we would be required to seek additional and/or replacement financing immediately.  If we are unable to do so, we may be forced to drastically curtail or cease operations and possibly seek protection from our creditors under the U. S. Bankruptcy Code.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This new statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy, with the highest priority being quoted prices in active markets. The required effective date of SFAS No. 157 is the first quarter of 2008. The adoption of SFAS No. 157 for financial assets and liabilities did not have a material effect on our consolidated financial statements, but resulted in additional disclosures contained herein.  In February 2008, the FASB issued Staff Position No. 157-2, which delayed by one year the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  We have evaluated the impact the adoption of SFAS No. 157 for non-financial assets and liabilities have determined that the adoption of SFAS No. 157-2 did not have a material effect on our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” The new standard amends SFAS No. 133 and seeks to enhance disclosure about how and why a company uses derivative and hedging activities, how derivative instruments and related hedged items are accounted for under SFAS No. 133 (and the interpretations of that standard) and how derivatives and hedging activities affect a company’s financial position, financial performance and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The adoption of SFAS No. 161 did not have a material effect on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” and also requires expanded disclosure related to the determination of intangible asset useful lives. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The adoption of FSP 142-3 did not have a material effect on our consolidated financial statements.

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. We adopted EITF 07-5 on January 1, 2009. See Note 13 — Warrants below for discussion of the impact of the adoption of EITF 07-5 on our outstanding stock warrants and its consolidated financial statements.

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

In light of the four material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure that our consolidated financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Management assessed and evaluated the effectiveness of our internal control over financial reporting as of March 31, 2009. Based on the results of management’s assessment and evaluation, our Chief Executive Officer and Vice President Finance and Administration concluded that as of March 31, 2009 the following four material weaknesses in our internal control over financial reporting existed:

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

(4)                                  We did not maintain effective controls over recording and reporting the acceleration of certain components of our credit facility.

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

Material Weaknesses and Related Remediation Initiatives

Set forth below is a summary of the various significant deficiencies which caused management to conclude that we had the four material weaknesses identified above.  Through the efforts of management, external consultants and our Audit Committee, we are currently in the process of developing specific action plans to remediate the material weaknesses identified above and discussed more fully below.  We expect to complete these various action plans by June 30, 2009.  If we are able to complete these action plans by that date, we anticipate that all control deficiencies and material weaknesses will be remediated by December 31, 2009.

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

(4)           We did not maintain effective controls over recording and reporting the acceleration of certain components of our credit facility.  As a result of a review of our historical financial statements, management concluded that our controls over recording of the acceleration of certain components of our credit facility were not in accordance with generally accepted accounting principles.  Based upon this conclusion, our Audit Committee and senior management decided, in the third quarter of 2009, to restate our historical financial statements for each of the quarterly periods ended March 31, 2009 and June 30, 2009.  Management evaluated the impact of this restatement on our assessment of our disclosure controls and procedures and concluded that the control deficiency that resulted in the incorrect recording of the acceleration of certain components of our credit facility represented a material weakness.

Remediation of Internal Control Deficiencies and Expenditures

The above material weaknesses resulted in adjustments to our consolidated financial statements for the quarter ended March 31, 2009.  In addition, it is reasonably possible that, if not remediated, one or more of the material weaknesses described above could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.

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

In light of the material weaknesses described above, we performed additional analysis and other post-closing procedures to ensure that our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, changes in shareholder’s equity and cash flows for the periods presented.

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

Recent actions taken by the SEC against Private Equity Management Group, Inc., an affiliate of our lender and our lender, including an order granted in April 2009 by a federal court freezing all assets of Private Equity Management Group, Inc. and its affiliates, including our lender, may adversely affect our lender’s ability to continue to provide us funds under the terms of our revolving credit facility.  At the request of the SEC, the federal court also appointed a temporary receiver of our lender’s agent and of our lender.  If, for any reason, the receiver were to limit or terminate our ability to continue to borrow funds under our revolving credit facility, our cash position and our ability to continue day to day operations would be adversely affected, almost immediately.  If that were to occur, we would be required to seek additional and/or replacement financing immediately.  If we are unable to do so, we may be forced to drastically curtail or cease operations and possibly seek protection from our creditors under the U. S. Bankruptcy Code.

We have material weaknesses in our internal control over financial reporting structure which has resulted in the restatement of our financial statements for the quarterly periods ended March 31, 2009 and June 30, 2009, and until remedied, may cause errors in our financial statements that could require restatements of our financial statements and investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.

We have identified four material weaknesses in our internal control over financial reporting and cannot assure you that additional material weaknesses will not be identified in the future.  Management has concluded that (i) we did not effectively implement comprehensive entity-level internal controls; (ii) we did not maintain effective controls over changes to critical financial reporting applications and over access to these applications and related data; (iii) we did not maintain a sufficient level of information technology personnel to execute general computing controls over our information technology structure; and (iv) we did not maintain effective controls over recording and reporting the acceleration of certain components of our credit facility represented material weaknesses in our internal control over financial reporting.  As a result of these material weaknesses, we restated our financial statements for the quarterly periods ended March 31, 2009 and June 30, 2009.  If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require additional restatements and investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each year, and to include a management report assessing the effectiveness of our internal control over financial reporting in each Annual Report on Form 10-K.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

EMRISE CORPORATION

Dated: October 2, 2009	By:	/S/ CARMINE T. OLIVA
Carmine T. Oliva,
Chief Executive Officer

Dated: October 2, 2009	By:	/S/ D. JOHN DONOVAN
D. John Donovan, Chief Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS ATTACHED TO THIS REPORT

Number	Description

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Vice President Finance and Administration Pursuant to 18 U.S.C. Section 350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002