Form 10-Q/A
period 2009-06-30
Emrise CORP
filed 2009-10-02
CIK 854852

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

EMRISE CORPORATION

FORM 10-Q/A

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Form 10-Q (“Amendment”) is to amend our initial filing of a Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, filed with the Securities and Exchange Commission (“SEC”) on August 14, 2009 (the “Initial Filing”).

On September 30, 2009, we filed a Current Report on Form 8-K with the SEC disclosing that our management concluded that an accounting error had been made in our historical financial statements in relation to (i) the erroneous classification of the issuance of a note relating to a purchase price adjustment as a cash item in its financial statements rather than a supplemental disclosure item and (ii) updating the impact of certain recent accounting pronouncements.  Additionally, we did not properly record the acceleration of the pro-rata portion of deferred financing costs and debt discount as a result of the partial repayment of our Term Loan B on March 20, 2009 (as described in Note 2).   As a result, our financial statements for the quarterly period ended June 30, 2009 must be restated (the “Restatement”).  In light of the Restatement, the financial statements and other financial information included in the Initial Filing are being restated in this Amendment.

The Company’s Form 10-Q for the period ended June 30, 2009 is amended and restated in its entirety as set forth below.

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
	(Restated)
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$4,832	$3,242
Accounts receivable, net of allowances for doubtful accounts of $221 at June 30, 2009 and $501 at December 31, 2008	9,373	10,333
Inventories, net	12,916	12,501
Current deferred tax assets	323	271
Prepaid and other current assets	1,302	1,283
Current assets of discontinued operations	—	2,724
Total current assets	28,746	30,354

Property, plant and equipment, net	2,761	2,990
Goodwill	13,368	9,657
Intangible assets other than goodwill, net	6,070	6,618
Deferred tax assets	1,798	2,191
Other assets	302	683
Noncurrent assets of discontinued operations	—	1,130
Total assets	$53,045	$53,623

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,042	$4,625
Accrued expenses	6,511	6,939
Line of credit	5,612	4,084
Current portion of long-term debt	1,974	5,121
Notes payable to stockholders, current portion	802	542
Income taxes payable	766	451
Other current liabilities	649	357
Current liabilities of discontinued operations	—	664
Total current liabilities	21,356	22,783

Long-term debt, net of discount of $505 and $980, respectively	6,892	13,479
Notes payable to stockholders, less current portion	2,959	250
Deferred income taxes	1,927	2,203
Warrant liability	587	—
Other liabilities	449	503
Noncurrent liabilities of discontinued operations	—	401
Total liabilities	34,170	39,619

Commitments and contingencies
Stockholders’ equity:
Preferred stock,$0.01 par value. Authorized 10,000,000 shares, zero shares issued and outstanding	—	—
Common stock,$0.0033 par value. Authorized 150,000,000 shares; 10,213,412 and 10,204,079 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	126	126
Additional paid-in capital	43,407	44,806
Accumulated deficit	(23,204)	(28,101)
Accumulated other comprehensive loss	(1,454)	(2,827)
Total stockholders’ equity	18,875	14,004
Total liabilities and stockholders’ equity	$53,045	$53,623

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Restated)		(Restated)
Net Sales	$14,270	$12,022	$28,483	$22,665
Cost of Sales	8,811	8,309	18,067	15,512
Gross profit	5,459	3,713	10,416	7,153

Operating expenses:
Selling, general and administrative	4,347	3,529	8,894	7,067
Engineering and product development	716	608	1,238	1,111
Total operating expenses	5,063	4,137	10,132	8,178
Income (loss) from operations	396	(424)	284	(1,025)

Other income (expense):
Interest income	23	23	69	41
Interest expense	(842)	(604)	(2,398)	(1,188)
Other, net	210	120	168	103
Total other expense, net	(609)	(461)	(2,161)	(1,044)

Loss before income taxes	(213)	(885)	(1,877)	(2,069)
Income tax provision (benefit)	145	(4)	(358)	80
Loss from continuing operations	(358)	(881)	(1,519)	(2,149)
Discontinued operations:
Income (loss) from discontinued operations including gain on sale of $7,109 YTD	(114)	625	7,288	996
Tax provision (benefit) on discontinued operations	(11)	—	1,345	—
Net gain (loss) on discontinued operations	(103)	625	5,943	996

Net Income (loss)	$(461)	$(256)	$4,424	$(1,153)

Earnings (loss) per share:
Basic	$(0.05)	$(0.03)	$0.43	$(0.11)
Diluted	$(0.05)	$(0.03)	$0.43	$(0.11)

Weighted average shares outstanding
Basic	10,205	10,204	10,205	10,204
Diluted	10,205	10,204	10,205	10,204

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity

(Restated)

(Unaudited)
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance at December 31, 2008	10,204	$126	$44,806	$(28,101)	$(2,827)	$14,004
Cumulative effect of change in accounting principle due to adoption of EITF 07-5	—	—	(1,483)	473	—	(1,010)
Stock option exercises	9	—	7	—	—	7
Stock-based compensation	—	—	75	—	—	75
Warrants issued for services	—	—	2	—	—	2
Net income and comprehensive income	—	—	—	4,424	1,373	5,797
Balance at June 30, 2009	10,213	$126	$43,407	$(23,204)	$(1,454)	$18,875

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2009	2008
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$4,424	$(1,153)
Adjustments to arrive at net loss from continuing operations	(5,943)	(996)
Net loss from continuing operations	(1,519)	(2,149)
Reconciliation to net cash used in operating activities:
Depreciation and amortization	980	506
Provision for doubtful accounts	69	(46)
Provision for inventory obsolescence	258	522
Provision for warranty reserve	(48)	8
Deferred taxes	(292)	(113)
Amortization of deferred issuance costs	519	216
Amortization of debt discount	475	216
Stock-based compensation expense	77	33
Change in common stock warrant value	(423)	—
Changes in assets and liabilities:
Accounts receivable	936	559
Inventories	(975)	(734)
Prepaid and other assets	(156)	(54)
Accounts payable and accrued expenses	(1,103)	(527)
Operating cash flow used in continuing operations	(1,202)	(1,563)
Operating cash flow provided by discontinued operations	693	928
Net cash used in operating activities	(509)	(635)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(14)	(50)
ACC purchase price adjustment	145	—
Investing cash flow provided by (used in) continuing operations	131	(50)
Investing cash flow provided by (used in) discontinued operations including proceeds from sale of subsidiary operations, net of cash	10,050	(37)
Net cash provided by (used in) investing activities	10,181	(87)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of lines of credit	1,528	(1,950)
Repayments of long-term debt	(10,288)	(143)
Payments of notes to stockholders	(293)	(271)
Proceeds from exercise of stock options and warrants	7	—
Net cash used in financing activities	(9,046)	(2,364)
Effect of exchange rate changes on cash	785	264
Net increase (decrease) in cash and cash equivalents	1,411	(2,822)
Cash and cash equivalents at beginning of period	3,421	4,764
Cash and cash equivalents at end of period	$4,832	$1,942

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of equipment through capital lease	$74	$453
Cumulative effect of change in accounting principle - reclassification of common stock warrants to liability upon adoption of EITF 07-5	$473	$—
Issuance of notes relating to ACC purchase adjustment	$3,116	$—

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Restated)		(Restated)
Net income (loss)	$(461)	$(256)	$4,424	$(1,153)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,791	(3)	1,373	223
Comprehensive income (loss)	$1,330	$(259)	$5,797	$(930)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Restated)		(Restated)
NUMERATOR:
Net income (loss)	$(461)	$(256)	$4,424	$(1,153)

DENOMINATOR:
Basic weighted average common shares outstanding	10,205	10,204	10,205	10,204
Effect of dilutive securities:
Dilutive stock options and warrants	—	—	—	—
Diluted weighted average common shares outstanding	10,205	10,204	10,205	10,204

Basic income (loss) per share	$(0.05)	$(0.03)	$0.43	$(0.11)

Diluted income (loss) per share	$(0.05)	$(0.03)	$0.43	$(0.11)

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

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The financials statements for the period ended June 30, 2009 have been restated to correct an error in accounting treatment for certain transactions.  The Company used a $7.0 million of the proceeds of the sale of the Digitran Operations on March 20, 2009 to repay a portion of the Term Loan B (as defined in Note 12 below), and did not properly accelerate the pro-rata portion of the deferred financing costs and debt discount associated with its credit facility related to the repayment. As a result of the partial repayment on Term Loan B, a pro-rata portion of the balance of deferred financing costs and debt discount were accelerated and are reflected as a decrease of $81,000 and an increase of $460,000 to interest expense in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009,

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

respectively.  The adjustment also impacted the net carrying value of long term debt by $259,000 and other various balance sheet items.  Additionally, the Company incorrectly classified the issuance of a note relating to a purchase price adjustment on June 30, 2009 as a cash item in its financial statements rather than a supplemental disclosure item.  As a result, the Company is restating its financial statements for the interim periods ended March 31, 2009 and June 30, 2009.

The following table illustrates the correction as it is associated with certain line items in the financial statements (in thousands):

Balance Sheet

	June 30, 2009
	As reported	Adjustment	Restated

Other current assets	$1,429	$(127)	$1,302

Total current assets	$28,873	$(127)	$28,746

Other assets	$415	$(113)	$302

Total assets	$53,285	$(240)	$53,045

Income taxes payable	$891	$(125)	$766

Total current liabilities	$21,481	$(125)	$21,356

Long-term debt	$6,672	$220	$6,892

Total liabilities	$34,075	$95	$34,170

Accumulated deficit	$(22,869)	$(335)	$(23,204)

Total stockholder’s equity	$19,210	$(335)	$18,875

Total liabilities and stockholder’s equity	$53,285	$(240)	$53,045

Statement of Operations

	Three Months Ended			Six Months Ended
	June 30, 2009			June 30, 2009
	As reported	Adjustment	Restated	As reported	Adjustment	Restated

Interest expense	$(923)	$81	$(842)	$(1,938)	$(460)	$(2,398)

Pre-tax income	$(294)	$81	$(213)	$(1,417)	$(460)	$(1,877)

Provision (benefit) for income taxes	117	28	145	(233)	(125)	(358)

Net income	$(514)	$53	$(461)	$4,759	$(335)	$4,424

Earnings (loss) per share:
Basic	$(0.05)	$—	$(0.05)	$0.47	$(0.04)	$0.43
Diluted	$(0.05)	$—	$(0.05)	$0.47	$(0.04)	$0.43

Weighted average shares outstanding
Basic	10,205	10,205	10,205	10,205	10,205	10,205
Diluted	10,205	10,205	10,205	10,205	10,205	10,205

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Statement of Cash Flows

	Six Months Ended
	June 30, 2009
	As reported	Adjustment	Restated

Net income (loss)	$4,759	$(335)	$4,424

Net loss from continuing operations	$(1,184)	$(335)	$(1,519)

Reconciliation to net cash used in operating activities
Amortization of deferred issuance costs	$279	$240	$519
Amortization of debt discount	$255	$220	$475

Changes in assets and liabilities
Accounts payable and accrued expenses	$(978)	$(125)	$(1,103)

NOTE 3 — LIQUIDITY, AS RESTATED

The Company reported a net loss for the quarter ended June 30, 2009 of $0.5 million and net income for the six months ended June 30, 2009 of $4.4 million.  Included in net income for the six month period was a $5.9 million gain (net of tax of $1.3 million) on the disposition of the Digitran Operations (see Note 5).  Absent this gain, the Company would have incurred a $1.5 million net loss for the six months ended June 30, 2009.  If the Company’s net losses continue, it may experience negative cash flow, which may hamper current operations and may prevent the Company from expanding its business.  Additionally, such losses may result in a default on the Company’s debt covenants associated with its credit facility.  The Company may be unable to attain, sustain or increase profitability on a quarterly or annual basis in the future. If the Company does not achieve, sustain or increase profitability, its stock price may decline.

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

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In the event of a default and continuation of a default, the lender may limit future availability under the Revolver (as defined in Note 11) and/or accelerate the payment of all principal balances and accrued interest requiring the Company to pay the entire indebtedness under the  credit facility outstanding on that date.  Upon the occurrence and during the continuation of an event of default, the lender may also elect to increase the interest rate applicable to the outstanding balance of the Term Loans A and B (as defined in Note 10) by four percentage points above the per annum interest rate that would otherwise be applicable.  Any of these conditions could have a material adverse effect on the Company’s operations and/or ability to conduct business after that date.  Additionally, if the lender terminates the credit facility during a default period or if the Company prepays the Revolver or the Term Loans prior to November 30, 2009, then the Company is subject to a penalty equal to 2% of the outstanding principal balance of the Revolver and the Term Loans.

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

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The closing of the ACC Purchase Agreement occurred on August 20, 2008.  Under the terms of the ACC Purchase Agreement, EEC acquired all of the issued and outstanding shares of common stock of CCI and all of the issued and outstanding shares of common stock of ACC not owned by CCI (the “Acquisition”).  In addition to the purchase price, the Company is obligated to pay up to an additional $3,000,000 in cash if ACC meets certain operating income targets for one or both of the two 12 month periods following the closing.  Additionally, EEC issued Subordinated Secured Contingent Promissory Notes (the “Notes”) to each of the Sellers in the aggregate principal amount of $2,000,000.  The Notes become payable if ACC meets certain operating income thresholds during the first and second 12 month periods after August 20, 2008.  The Notes bear interest at a rate per annum equal to the prime rate as reported in The Wall Street Journal plus 1%.  As of June 30, 2009, ACC had met its operating income targets associated with the Notes and as such the Company recorded a note payable of $2,000,000, which resulted in an adjustment to the net assets acquired.  Additionally, the Company recorded $1.2 million in notes payable representing an adjustment to working capital and net cash.  The Company expects to record additional purchase price adjustments associated with the contingent cash obligation when such obligation is earned.

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

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Selected financial data for each of the Company’s operating segments reconciled to the consolidated totals is shown below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net sales
Electronic devices	$11,649	$8,160	$23,244	$15,443
Communications equipment	2,621	3,862	5,239	7,222
Discontinued Operations	—	2,027	—	3,631
Total	$14,270	$14,049	$28,483	$26,296

Operating income (loss)
Electronic devices	$1,932	$663	$3,494	$1,116
Communications equipment	(466)	(90)	(917)	(72)
Discontinued Operations	—	625	—	996
Corporate and other	(1,070)	(997)	(2,293)	(2,069)
Total	$396	$201	$284	$(29)

	June 30,	December 31,
	2009	2008
	(Restated)
Total assets
Electronic devices	$35,925	$34,853
Communications equipment	8,952	10,260
Discontinued Operations	—	3,600
Corporate and other	8,168	4,910
Total	$53,045	$53,623

NOTE 9 — GOODWILL

The following table reflects changes in the Company’s goodwill balances, by segment, for the six months ended June 30, 2009 (in thousands):

	Electronic	Communications
	Devices	Equipment	Total

Balance at December 31, 2008	$9,657	$—	$9,657
Purchase price adjustment for ACC (see Note 3)	3,116	—	3,116
Foreign currency translation	595	—	595
Balance at June 30, 2009	$13,368	$—	$13,368

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

See related Note 3 “Liquidity” and Note 12 “Long Term Debt” regarding additional terms and conditions associated with the overall credit facility and risks associated with this credit facility.

NOTE 12 — LONG-TERM DEBT, AS RESTATED

On August 20, 2008, in connection with the acquisition of ACC and CCI as discussed in Note 4, the Borrowers and the Lender amended the credit facility to, among other things, include ACC and CCI as Borrowers and to provide for another term loan in the principal amount of $3 million (the “Term Loan C”).  The credit facility, as so amended, provided for borrowings in the aggregate amount of $26 million, including the $7 million revolving facility described in Note 11.

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

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

See Note 3 and Note 11 regarding additional terms and conditions associated with the Company’s credit facility and risks associated with this credit facility.

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

NOTE 15 — SUBSEQUENT EVENTS, AS RESTATED

In connection with the preparation of the Company’s financial statements at June 30, 2009, subsequent events through September 30, 2009, the date the financial statements were available for issuance, have been evaluated and the following subsequent events were identified:

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

Interest expense

Interest expense was $0.8 million for the three months ended June 30, 2009 compared to $0.6 million for the three months ended June 30, 2008 due to higher outstanding loan and line of credit balances and higher interest rates on portions of those loan balances in the second quarter of 2009 as compared to the second quarter of 2008.  Included in interest expense in the second quarter of 2009 were $0.2 million of non-cash amortization of deferred financing costs and non-cash amortization of debt discount compared to $0.2 million in the second quarter of 2008.

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

Income tax expense

Income tax expense amounted to $145,000 for the three months ended June 30, 2009 compared to income tax benefit of $4,000 for the same period of 2008.  We recorded income tax expense primarily as the result of foreign income tax on foreign earned profits in Europe and New Jersey state income taxes on income generated by ACC.

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

Interest expense

Interest expense was $2.4 million for the six months ended June 30, 2009 compared to $1.2 million for the six months ended June 30, 2008.  Also affecting the increase in interest expense were higher outstanding loan and line of credit balances and higher interest rates on portions of those loan balances in the first half of 2009 as compared to the first half of 2008.  Included in interest expense in the first half of 2009 were $0.1 million in fees associated with a waiver received from our lender in the first quarter of 2009, and $0.9 million of non-cash amortization of deferred financing costs and non-cash amortization of debt discount, including $0.5 million due to the acceleration of deferred financing costs and debt discount amortization associated with the partial repayment of our Term Loan B, compared to $0.4 million in the first half of 2008.

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

Income tax expense

Income tax benefit amounted to $358,000 for the six months ended June 30, 2009 compared to income tax expense of $80,000 for the same period of 2008.  We recorded an income tax benefit as the result of losses incurred in the first half of 2009 relating to continuing operations.  This benefit was partially offset by income tax expense incurred primarily as the result of foreign income tax on foreign earned profits in Europe and New Jersey state income taxes on income generated by ACC.

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

Net income (loss)

We reported net income of $4.4 million in the first half of 2009 and a net loss of $1.2 million in the first half of 2008.  Included in net income in the first half of 2009 was a $5.9 million (net of $1.3 million in taxes) gain on the sale of our Digitran Operations, approximately $0.3 million in inventory write downs, $0.5 million in accelerated amortization of deferred financing costs and debt discount associated with the partial repayment of our Term Loan B in March 2009, $0.3 million of severance costs associated with the restructuring of personnel at several of our facilities and $0.1 million in fees associated with a waiver received from our lender in the first quarter of 2009.

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

Net cash used in operating activities during the first half of 2009 totaled $0.5 million.  Our reported net income of $4.4 million included a gain on the sale of the Digitran Operations of $7.1 million.  Significant non-cash adjustments to our net income for the six months ended June 30, 2009 include (i) the amortization of debt discount and amortization of deferred financing cost which, on a combined basis, totaled $1.0 million, both of which are non-cash components of interest expense associated with our credit facility, (ii) depreciation and amortization expense which totaled $1.0 million, and (iii) change in fair value of common stock warrants which contributed $0.4 million as non-cash component of net income.  Significant uses of cash associated with operating activities during the six month period ended June 30, 2009 included (a) an increase in inventory balances of $1.0 million in order to accommodate future shipments of backlog, and (b) a decrease in accounts payable and accrued liabilities by approximately $1.1 million, in part due to payments made on previously accrued amounts related to the sale of the Digitran Operations and timing of vendor payments.  The primary source of cash associated with operating activities during the six month period was a decrease in accounts receivable, which decreased by approximately $0.9 million, due primarily to increased efforts to collect outstanding balances on a more timely basis.

Cash generated from our investing activities during the first half of 2009 totaled $10.2 million. This amount consisted primarily of net cash proceeds generated by the March 2009 sale of our Digitran Operations, all of which was used to partially repay the $13 million in term debt that we incurred in connection with our purchase of ACC in August 2008.

Cash used in financing activities during the first half of 2009 totaled $9.0 million, which consisted of $10.6 million in repayments of principal owed on long term debt and notes to stockholders, offset by $1.5 million in net borrowings on our revolving credit facility.

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

Our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2009 the following four material weaknesses existed:

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

(4)

We did not maintain effective controls over recording and reporting the acceleration of certain components of our credit facility and the classification of the issuance of a note relating to a purchase price adjustment.

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

(4)           We did not maintain effective controls over recording and reporting the acceleration of certain components of our credit facility and the classification of the issuance of a note relating to a purchase price adjustment.  As a result of a review of our historical financial statements, management concluded that our controls over (a) recording the acceleration of certain components of our credit facility and (b) classifying the issuance of a note relating to a purchase price adjustment were not in accordance with generally accepted accounting principles.  Based upon this conclusion, our Audit Committee and senior management decided, in the third quarter of 2009, to restate our historical financial statements for each of the quarterly periods ended March 31, 2009 and June 30, 2009.  Management evaluated the impact of this restatement on our assessment of our disclosure controls and procedures and concluded that the control deficiency that resulted in the incorrect (a) recording of the acceleration of certain components of our credit facility and (b) classification of the issuance of a note relating to a purchase price adjustment represented a material weakness.

Remediation of Internal Control Deficiencies and Expenditures

The above material weaknesses resulted in adjustments to our consolidated financial statements for the quarter ended June 30, 2009.  In addition,, it is reasonably possible that, if not remediated, one or more of the material weaknesses described above could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.

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

We have material weaknesses in our internal control over financial reporting structure which has resulted in the restatement of our financial statements for the quarterly periods ended March 31, 2009 and June 30, 2009, and which, until remedied, may cause errors in our financial statements that could require restatements of our financial statements and investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.

We have identified four material weaknesses in our internal control over financial reporting and cannot assure you that additional material weaknesses will not be identified in the future.  Management has concluded that (i) we did not effectively implement comprehensive entity-level internal controls; (ii) we did not maintain effective controls over changes to critical financial reporting applications and over access to these applications and related data; (iii) we did not maintain a sufficient level of information technology personnel to execute general computing controls over our information technology structure; and (iv) we did not maintain effective controls over recording and reporting the acceleration of certain components of our credit facility and the classification of the issuance of a note relating to a purchase price adjustment represented material weaknesses in our internal control over financial reporting.  As a result of these material weaknesses, we restated our financial statements for the quarterly periods ended March 31, 2009 and June 30, 2009.  If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require additional restatements and investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.

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