Form 10-Q
period 2009-09-30
Emrise CORP
filed 2009-11-16
CIK 854852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

The number of shares outstanding of the Registrant’s common stock, $0.0033 par value, as of November 6, 2009 was 10,213,412.

EMRISE CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMRISE CORPORATION

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,867	$3,242
Accounts receivable, net of allowances for doubtful accounts of $203 at September 30, 2009 and $501 at December 31, 2008	8,187	10,333
Inventories, net	11,926	12,501
Current deferred tax assets	22	271
Prepaid and other current assets	1,185	1,283
Current assets of discontinued operations	—	2,724
Total current assets	25,187	30,354

Property, plant and equipment, net	2,484	2,990
Goodwill	14,220	9,657
Intangible assets other than goodwill, net	5,294	6,618
Deferred tax assets	1,766	2,191
Other assets	248	683
Noncurrent assets of discontinued operations	—	1,130
Total assets	$49,199	$53,623

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,197	$4,625
Accrued expenses	6,279	6,939
Line of credit	4,032	4,084
Current portion of long-term debt, net of discount of $416	8,549	5,121
Notes payable to stockholders, current portion	375	542
Income taxes payable	662	451
Other current liabilities	2,068	357
Current liabilities of discontinued operations	—	664
Total current liabilities	26,162	22,783

Long-term debt, net of discount of $980 at December 31, 2008	218	13,479
Notes payable to stockholders, less current portion	2,959	250
Deferred income taxes	1,824	2,203
Warrant liability	641	—
Other liabilities	422	503
Noncurrent liabilities of discontinued operations	—	401
Total liabilities	32,226	39,619

Commitments and contingencies

Stockholders’ equity:
Preferred stock,$0.01 par value. Authorized 10,000,000 shares, zero shares issued and outstanding	—	—
Common stock,$0.0033 par value. Authorized 150,000,000 shares; 10,213,412 and 10,204,079 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	126	126
Additional paid-in capital	43,444	44,806
Accumulated deficit	(25,030)	(28,101)
Accumulated other comprehensive loss	(1,567)	(2,827)
Total stockholders’ equity	16,973	14,004
Total liabilities and stockholders’ equity	$49,199	$53,623

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net Sales	$14,319	$13,078	$42,802	$35,743
Cost of Sales	8,998	8,685	27,065	24,197
Gross profit	5,321	4,393	15,737	11,546

Operating expenses:
Selling, general and administrative	4,592	3,522	13,486	10,589
Engineering and product development	733	474	1,971	1,585
Loss on asset impairment	619	—	619	—
Total operating expenses	5,944	3,996	16,076	12,174
Income (loss) from operations	(623)	397	(339)	(628)

Other income (expense):
Interest income	18	38	87	79
Interest expense	(793)	(816)	(3,191)	(2,004)
Other, net	(24)	(167)	144	(64)
Total other expense, net	(799)	(945)	(2,960)	(1,989)

Loss before income taxes	(1,422)	(548)	(3,299)	(2,617)
Income tax provision (benefit)	(238)	313	(596)	393
Loss from continuing operations	(1,184)	(861)	(2,703)	(3,010)
Discontinued operations:
Income (loss) from discontinued operations including gain on sale of $6,995 YTD	(132)	1,194	7,156	2,190
Tax provision (benefit) on discontinued operations	510	—	1,855	—
Net gain (loss) on discontinued operations	(642)	1,194	5,301	2,190

Net Income (loss)	$(1,826)	$333	$2,598	$(820)

Earnings (loss) per share:
Basic	$(0.18)	$0.03	$0.25	$(0.08)
Diluted	$(0.18)	$0.03	$0.25	$(0.08)

Weighted average shares outstanding
Basic	10,213	10,201	10,208	10,201
Diluted	10,213	10,201	10,208	10,201

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance at December 31, 2008	10,204	$126	$44,806	$(28,101)	$(2,827)	$14,004
Cumulative effect of change in accounting principle due to adoption of updated derivative guidance	—	—	(1,483)	473	—	(1,010)
Stock option exercises	9	—	7	—	—	7
Stock-based compensation	—	—	112	—	—	112
Warrants issued for services	—	—	2	—	—	2
Net income and comprehensive income	—	—	—	2,598	1,260	3,858
Balance at September 30, 2009	10,213	$126	$43,444	$(25,030)	$(1,567)	$16,973

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$2,598	$(820)
Adjustments to arrive at net loss from continuing operations	(5,301)	(2,324)
Net loss from continuing operations	(2,703)	(3,144)
Reconciliation to net cash provided by (used in) operating activities:
Depreciation and amortization	1,465	744
Provision for doubtful accounts	84	138
Provision for inventory obsolescence	395	453
Provision for warranty reserve	(121)	(86)
Deferred taxes	(62)	(88)
Gain on sale of assets	—	(94)
Amortization of deferred issuance costs	616	339
Amortization of debt discount	564	338
Stock-based compensation expense	114	61
Change in common stock warrant value	(369)	—
Loss on impairment of assets	619	—
Changes in assets and liabilities:
Accounts receivable	2,104	374
Inventories	(96)	228
Prepaid and other assets	(82)	73
Accounts payable and accrued expenses	(1,946)	(2,598)
Operating cash flow provided by (used in) continuing operations	582	(3,262)
Operating cash flow provided by discontinued operations	165	2,644
Net cash provided by (used in) operating activities	747	(618)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(32)	(41)
Payments received on notes receivable	—	40
Purchase of ACC, net of cash acquired	188	(12,356)
Investing cash flow provided by (used in) continuing operations	156	(12,357)
Investing cash flow provided by (used in) discontinued operations including proceeds from sale of subsidiary operations, net of cash	10,051	(71)
Net cash provided by (used in) investing activities	10,207	(12,428)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	13,000
Net borrowings (repayments) of lines of credit	(52)	1,815
Repayments of long-term debt	(10,823)	(70)
Payments of notes to stockholders	(418)	(396)
Proceeds from exercise of stock options and warrants	7	—
Financing cash flow provided by (used in) continuing operations	(11,286)	14,349
Financing cash flow used in discontinued operations	—	(71)
Net cash provided by (used in) financing activities	(11,286)	14,278

Effect of exchange rate changes on cash	778	(729)
Net increase in cash and cash equivalents	446	503
Cash and cash equivalents at beginning of period	3,421	4,764
Cash and cash equivalents at end of period	$3,867	$5,267

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2009	2008
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of equipment through capital lease	$119	$453
Cumulative effect of change in accounting principle - reclassification of common stock warrants to liability upon adoption of updates to derivative guidance	$473	$—
Issuance of notes and accruals relating to ACC purchase adjustment	$4,278	$—

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“Commission”) and therefore do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the U.S. (“GAAP”).  The year end balance sheet was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.  The unaudited condensed consolidated financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of September 30, 2009 and the results of operations and cash flows for the related interim periods ended September 30, 2009 and 2008. However, these results are not necessarily indicative of results for any other interim period or for the year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2008 as filed with the Commission.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income (loss)	$(1,826)	$333	$2,598	$(820)
Other comprehensive income (loss):
Foreign currency translation adjustment	(113)	(1,639)	1,260	(1,415)
Comprehensive income (loss)	$(1,939)	$(1,306)	$3,858	$(2,235)

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

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing net loss by the weighted average common shares outstanding during a period.  Diluted income (loss) per share is based on the treasury stock method and includes the dilutive effect of stock options and warrants outstanding during the period.  Common share equivalents have been excluded where their inclusion would be anti-dilutive.  As a result of the loss from continuing operations incurred by the Company for the three and nine month periods ended September 30, 2009, and the nine month period ended September 30, 2008, the potentially dilutive common shares have been excluded from the loss per share computation for these periods because their inclusion would have been anti-dilutive.  The following table illustrates the computation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

NUMERATOR:
Net income (loss)	$(1,826)	$333	$2,598	$(820)

DENOMINATOR:
Basic weighted average common shares outstanding	10,213	10,201	10,208	10,201
Effect of dilutive securities:
Dilutive stock options and warrants	—	—	—	—
Diluted weighted average common shares outstanding	10,213	10,201	10,208	10,201

Basic income (loss) per share	$(0.18)	$0.03	$0.25	$(0.08)

Diluted income (loss) per share	$(0.18)	$0.03	$0.25	$(0.08)

The following table shows the common stock equivalents that were outstanding as of September 30, 2009 and 2008, but were not included in the computation of diluted earnings per share as a result of the loss incurred by the Company in the three month period ended September 30, 2009, and the nine month period ended September 30, 2008 or because the options’ or warrants’ exercise price was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive:

		Range of
	Number of	Exercise Price
	Shares	Per Share

Anti-dilutive common stock options:
As of September 30, 2009	637,625	$1.53 – $7.50
As of September 30, 2008	546,933	$0.75 – $7.50

Anti-dilutive common stock warrants:
As of September 30, 2009	1,791,079	$4.31 – $6.49
As of September 30, 2008	1,797,867	$4.13 – $6.49

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recent Accounting Pronouncements

Adopted

FASB Accounting Standards Codification.™  On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (“FASB”) to the authoritative hierarchy of GAAP.  These changes establish the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates.  Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification.  These changes and the Codification itself do not change GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Company’s consolidated financial statements.

Fair Value Measurements and Disclosure.  In January 2009, the Company adopted changes issued by the FASB to fair value accounting and reporting as it relates to non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis.  These changes define fair value, establish a framework for measuring fair value under GAAP and expand disclosures about fair value measurements.  This guidance applies to other GAAP that require or permit fair value measurements and is to be applied prospectively with limited exceptions.  The adoption of these changes, as it relates to non-financial assets and liabilities, had no impact on the Company’s financial statements.

Business Combinations.  On January 1, 2009, the Company adopted an update to existing accounting standards for business combinations.  The update, which retains the underlying concepts of the original standard in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, changes the method of applying the acquisition method.  Acquisition costs are no longer considered part of the fair value of an acquisition and will generally be expensed as incurred, non-controlling interests are valued at fair value at the acquisition date, in-process research and development is recorded at fair value as an indefinite-lived intangible asset at the acquisition date, restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

In April 2009, the FASB issued a further update in relation to accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies, which amends the previous guidance to require contingent assets acquired and liabilities assumed in a business combination to be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the measurement period.  If fair value cannot be reasonably estimated during the measurement period, the contingent asset or liability would be recognized in accordance with standards and guidance on accounting for contingencies and reasonable estimateion of the amount of a loss.  Further, this update eliminated the specific subsequent accounting guidance for contingent assets and liabilities without significantly revising the original guidance.  However, contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination would still be initially and subsequently measured at fair value.  These updates are applicable prospectively to business combinations for which the acquisition date is on or after January 1, 2009.  The adoption of these provisions will have an impact on accounting for any business acquired after January 1, 2009.

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Derivatives and Hedging.  On January 1, 2009, the Company adopted changes issued by the FASB to disclosures about derivative instruments and hedging activities.  These changes require enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  Other than the required disclosures, the adoption of these changes had no impact on the Company’s consolidated financial statements.

On January 1, 2009, the Company adopted an update issued by the FASB to the accounting for instruments (or embedded features) indexed to an entity’s own stock.  These changes clarify the determination of whether an instrument (or embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under previously issued guidance.  The adoption of these changes resulted in the reclassification of certain of the Company’s outstanding warrants from stockholders’ equity to liabilities, which requires the warrants to be fair valued at each reporting period, with the changes in fair value recognized in the Company’s consolidated statement of operations.  See Note 12 - Warrants.

Intangibles — Goodwill and Other.  On January 1, 2009, the Company adopted changes issued by the FASB to account for intangible assets.  These changes amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset outside of a business combination and the period of expected cash flows used to measure the fair value of an intangible asset in a business combination.  The adoption of these changes did not have an impact on the Company’s consolidated financial statements.

Financial Instruments.  On June 30, 2009, the Company adopted an update to accounting standards for disclosures about the fair value of financial instruments, which requires publicly-traded companies to provide disclosures on the fair value of financial instruments in the interim financial statements.  Other than the required disclosures, the adoption of this update had no impact on the Company’s consolidated financial statements.

Subsequent Events.  On June 30, 2009, the Company adopted changes issued by the FASB to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, otherwise known as “subsequent events.”  Specifically, these changes set forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements: (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financials statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The adoption of these changes did not have a material impact on the Company’s financial statements.

Issued, but not adopted

Fair Value Measurements and Disclosure.  In August 2009, the FASB issued an update to the fair value measurement guidance to clarify how an entity should measure liabilities at fair value.  The update reaffirms fair value is based on an orderly transaction between market participants, even though liabilities are infrequently transferred due to contractual or other legal restrictions.  However, identical liabilities traded in the active market should be used when available.  When quoted prices are not available, the quoted price of the identical liability traded as an asset, quoted prices for similar liabilities or similar liabilities traded as an asset, or another valuation approach should be used.  This update also clarifies that restrictions preventing the transfer of a liability should not be considered as a separate input or adjustment in the measurement of fair value.  The Company will adopt

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

this update for fair value measurements of liabilities effective October 1, 2009, which it does not expect to have a material impact on its consolidated financial statements.

Revenue Recognition.  In October 2009, the FASB issued an update to existing guidance on revenue recognition for arrangements with multiple deliverables.  This update will allow companies to allocate consideration received for qualified separate deliverables using estimated selling prices for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable.  Additional disclosures discussing the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimated selling prices are required.  The Company will adopt this update for new revenue arrangements entered into or materially modified beginning January 1, 2011.  The Company is still evaluating the impact, if any, of the adoption of this new revenue recognition guidance on its consolidated financial statements.

NOTE 2 — GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplate the continuation of the Company as a going concern.  The Company reported a net loss for the quarter ended September 30, 2009 of $1.8 million and net income for the nine months ended September 30, 2009 of $2.6 million.  Included in net income for the nine month period was $5.3 million in income/gain (net of taxes of $1.9 million) from discontinued operations related to the disposition of the Company’s Digitran Operations (see Note 4).  Absent this income/gain, the Company would have incurred a $2.7 million net loss for the nine months ended September 30, 2009.  The Company also reported negative working capital from continuing operations of $975,000 at September 30, 2009 and positive working capital from continuing operations of $5.5 million at December 31, 2008.  The Company’s current business plan for the next 12 months requires additional funding beyond its anticipated cash flows from operations.  These and other factors described in more detail below raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to (i) raise $3 million (net of transaction costs) in equity capital by December 31, 2009, (ii) repay its credit facility on or prior to its maturity on June 30, 2010, (iii) obtain alternate financing to fund the Company’s operations after June 30, 2010, and (iv) achieve profitable operations.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

If the Company’s net losses continue, the Company may experience negative cash flow, which may prevent it from continuing operations.  Additionally, losses may result in a default on the Company’s debt covenants associated with its credit facility.  If the Company is not be able to attain, sustain and increase profitability on a quarterly or annual basis, the Company may not be able to continue its operations and its stock price may decline.

Currently, the Company is in the process of seeking alternate financing from a number of possible participants, including traditional lenders, equity participants and mezzanine lenders.  The Company has engaged financial advisors, Boenning & Scattergood, to assist in this regard.  Although the Company remains hopeful that it will be able to successfully raise at least $3.0 million in equity capital by December 31, 2009 and secure replacement financing on or prior to June 30, 2010, when its current credit facility matures, no assurances can be made that the Company will be successful in this regard.

If the Company cannot meet its obligations under the terms of its credit facility and if the lender does not waive or renegotiate these obligations, then the Company would be in default under the terms of its credit facility.

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In the event of a default and continuation of a default, the lender may limit future availability under the Revolver (as defined in Note 10) and/or accelerate the payment of all principal balances and accrued interest requiring the Company to pay the entire indebtedness under the credit facility outstanding on that date.  As of November 1, 2009, $12.5 million was outstanding under the credit facility. The Company does not have the ability to pay this amount if the lender accelerated the payment of the outstanding amount under the credit facility upon a default.

Upon the occurrence and during the continuation of an event of default, the lender may also elect to increase the interest rate applicable to the outstanding balance of the Term Loans A and B (as defined in Note 11) by four percentage points above the per annum interest rate that would otherwise be applicable.  Additionally, if the lender terminates the credit facility during a default period or if the Company prepays the Revolver or the Term Loans prior to November 30, 2009, then the Company is subject to a penalty equal to 2% of the outstanding principal balance of the Revolver and the Term Loans.

If the Company is unable to (i) raise the requisite amount of equity capital by December 31, 2009 required under the terms of the Company’s credit facility, (ii) continue to borrow funds under the terms of the Revolver, for any reason, through June 30, 2010, or (iii) obtain alternate financing to replace its credit facility prior to June 30, 2010, the Company does not believe that current and future capital resources, revenues generated from operations and other existing sources of liquidity will be adequate to meet its anticipated short term, working capital and capital expenditures needs for the next 12 months.  Further, if for any reason, the Company is not able to continue to borrow funds under the terms of the Revolver or if it experiences a significant loss of revenue or increase in costs, then its cash flow would be negatively impacted resulting in a cash flow deficit which, in turn, will require it to obtain additional or alternate financing, with little or no notice.  These potential financing needs could be met in the form of a revised debt structure with the Company’s current lender, additional or new financing with another lender or lenders, the sale of assets to generate cash or the sale of additional equity to raise capital.  Failure to secure additional or alternate financing, if and when needed, would have an adverse effect on the Company’s operations and/or ability to do business after that date or could restrict the Company’s growth, limit its development of new products, or hinder its ability to fulfill existing or future orders.

If the Company is unsuccessful in securing the necessary financing to continue operations, when needed, then the Company may be forced to seek protection under the U.S. Bankruptcy Code or be forced into liquidation or substantially restructuring or altering the Company’s business operations and/or debt obligations.

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 — ACQUISITION OF ADVANCED CONTROL COMPONENTS

On August 20, 2008, the Company and its wholly-owned subsidiary, EEC, acquired all of the issued and outstanding shares of common stock of CCI and all of the issued and outstanding shares of common stock of ACC not owned by CCI (the “Acquisition”).  In addition to the purchase price, the Company is obligated to pay up to an additional $3,000,000 in cash if ACC meets certain operating income targets for one or both of the two 12 month periods following the closing.  Additionally, EEC issued Subordinated Secured Contingent Promissory Notes (the “Notes”) to each of the sellers in the aggregate principal amount of $2,000,000.  The Notes become payable if ACC meets certain operating income thresholds during the first and second 12 month periods after August 20, 2008.  The Notes bear interest at a rate per annum equal to the prime rate as reported in The Wall Street Journal plus 1%.  Interest accrues on the principal balance beginning August 20, 2008 with interest measured as of the beginning of each quarter after that date.  No interest payments are due during the first 12 months.  Interest is due at the beginning of each quarter after November 2009.  As of September 30, 2009, ACC had met its operating income targets associated with the Notes and as such the Company recorded a note payable of $2,000,000.  In addition, the Company recorded additional amounts due under the Notes of $960,000 associated with a working capital adjustment pursuant to the sales purchase agreement.  The Notes, which total $3.0 million as of September 30, 2009, are due on or prior to November 21, 2010.

Additionally, at September 30, 2009, the Company recorded in other current liabilities $1.0 million associated with the first 12 month measurement period for the contingent cash obligation and $300,000 representing an adjustment to working capital and net cash.  This amount, which totals $1.3 million as of September 30, 2009 is due to the sellers on or prior to November 21, 2009.  The Company expects to record additional purchase price adjustments associated with the contingent cash obligation when such obligation is earned.  The second and final 12 month measurement period begins August 20, 2009 and ends on August 19, 2010.  During this second measurement period, any amounts in excess of $1 million of earnings before interest expense and income taxes earned by ACC accrue to the sellers.  The maximum amount that can accrue to the sellers is $3 million, including the $1 million that is already accrued as of September 30, 2009.  All amounts accrued to the sellers after September 30, 2009 are due in November 2010.

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In connection with the Company’s divestiture of its Digitran division, which comprised a portion of the Company’s electronic devices segment, the Company incurred approximately $900,000 in cash charges that were paid at closing.  The charges paid at closing included approximately $100,000 in employee termination costs. Subsequent to closing, the Company paid $280,000 of previously accrued costs, including a portion of the federal and state income tax liabilities, employee termination costs and transaction related employee bonuses and legal fees.  At September 30, 2009, the Company estimates future cash expenditures related to the sale to be approximately $150,000 primarily for employee termination costs and transaction related employee bonuses, which were accrued within “Accrued liabilities” except for income taxes, which were accrued within “Income taxes payable” in the accompanying condensed consolidated balance sheets.   In addition, the Company has accrued $422,000 related to a purchase price adjustment owed to the Buyer in connection with the transaction.

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the results from discontinued operations for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net Sales	$—	$2,609	$1,478	$6,240

Income from operations	$—	$1,194	$178	$2,190
Gain (loss) on sale of Digitran Operations (net of tax of $1,855)	(642)	—	5,301	—
Net (loss) Income	$(642)	$1,194	$5,479	$2,190

(Loss) earnings per share:
Basic	$(0.06)	$0.12	$0.54	$0.21
Diluted	$(0.06)	$0.12	$0.54	$0.21

Weighted average shares outstanding
Basic	10,213	10,201	10,208	10,201
Diluted	10,213	10,201	10,208	10,201

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

Total stock-based compensation expense included in wages, salaries and related costs was $36,000 and $28,000 for the three months ended September 30, 2009 and 2008, respectively and $114,000 and $61,000 for the nine months ended September 30, 2009 and 2008, respectively.  These compensation expenses were charged to selling, general and administrative expenses. As of September 30, 2009, the Company had $271,000 of total unrecognized compensation expense related to stock option grants, which will be recognized over the remaining weighted average period of two years.

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 — INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008

Raw materials	$10,223	$10,093
Work-in-process	3,134	3,319
Finished goods	4,301	4,311
Reserves	(5,732)	(5,222)
Total inventories	$11,926	$12,501

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

During the first quarter of 2009, the Company sold its Digitran Operations (see Note 4), which were part of its electronic devices segment.  This transaction resulted in differences in the basis of segmentation from the amounts disclosed in the Company’s audited consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2008.  In this report, the Digitran Operations are reported as a discontinued operation and are excluded from the electronics devices segment.  Therefore, prior period amounts have been adjusted to conform to this presentation.  Included in the Company’s reconciliation of segment financial data to the consolidated amounts is unallocated corporate expenses.

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Selected financial data for each of the Company’s operating segments reconciled to the consolidated totals is shown below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net sales
Electronic devices	$10,987	$9,915	$34,231	$25,358
Communications equipment	3,332	3,163	8,571	10,385
Discontinued Operations	—	2,609	—	6,240
Total	$14,319	$15,687	$42,802	$41,983

Operating income (loss)
Electronic devices	$813	$1,307	$4,307	$2,426
Communications equipment	(307)	(9)	(1,224)	(81)
Discontinued Operations	—	1,194	—	2,190
Corporate and other	(1,129)	(901)	(3,422)	(2,972)
Total	$(623)	$1,591	$(339)	$1,563

	September 30,	December 31,
	2009	2008
Total assets
Electronic devices	$37,110	$34,853
Communications equipment	8,778	10,260
Discontinued Operations	—	3,600
Corporate and other	3,311	4,910
Total	$49,199	$53,623

NOTE 8 — GOODWILL AND OTHER INTANGIBLE ASSETS

The following table reflects changes in the Company’s goodwill balances, by segment, for the nine months ended September 30, 2009 (in thousands):

	Electronic	Communications
	Devices	Equipment	Total

Balance at December 31, 2008	$9,657	$—	$9,657
Purchase price adjustment for ACC (see Note 3)	4,090	—	4,090
Foreign currency translation	473	—	473
Balance at September 30, 2009	$14,220	$—	$14,220

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other intangible assets consist primarily of trademarks, trade names and technology acquired.  The original cost and accumulated amortization of these intangible assets consisted of the following (in thousands):

	September 30, 2009			December 31, 2008
	Electronic	Communications		Electronic	Communications
	Devices	Equipment	Total	Devices	Equipment	Total

Intangibles with definite lives:
Technology acquired	$—	$1,150	$1,150	$500	$1,150	$1,650
Customer relationships	2,550	200	2,750	2,900	200	3,100
Trade name	1,570	—	1,570	1,570	—	1,570
Covenant-not-to-compete	260	—	260	260	—	260
Patents	—	—	—	—	—	—
Patents-in-progress	—	—	—	—	—	—
Backlog	770	—	770	770	—	770
	5,150	1,350	6,500	6,000	1,350	7,350
Accumulated amortization	(1,348)	(708)	(2,056)	(974)	(608)	(1,582)
Carrying Value	3,802	642	4,444	5,026	742	5,768

Intangibles with indefinite lives:
Trademarks and trade names	850	—	850	850	—	850
Total intangible assets, net	$4,652	$642	$5,294	$5,876	$742	$6,618

In accordance with FASB guidance for accounting for the impairment or disposal of long-lived assets, the Company reevaluates the carrying value of identifiable intangible and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

In September 2009, the Company engaged  an investment banking firm to evaluate the feasibility of selling RO Associates Incorporated (“RO”), a wholly-owned subsidiary of the Company that operates within  the Company’s electronic devices segment, with the intent to gauge the level of interest from outside parties to purchase the capital stock or all or substantially all of the assets of RO and to determine possible values ascribed to RO by such parties in connection with such a potential sale of RO.

As of September 30, 2009, discussions with potential buyer for RO had commenced.  However, due the historical and ongoing losses of RO, it was uncertain as of that date whether or not any offers would be received or, even if such offers were received, whether such offers would be in a value range acceptable to the Company’s Board of Directors.  As a result of the uncertainty surrounding any plan to dispose of RO and the lack of probability of being able to sell, the Company determined that it was inappropriate to classify the RO business unit as held for sale at September 30, 2009.

Subsequent to September 30, 2009, presentations were made to all interested buyers, and in November 2009, the Company received more than one bona fide offer to purchase substantially all of the assets of RO.  Based on the receipt of these offers, the Company intends to pursue negotiations for the sale of substantially all of the assets of RO with the intent of consummating such a sale of RO by December 31, 2009.

As a result of the current expectation that RO would be sold before the end of the estimated useful lives of its long-lived assets, the Company performed an assessment of recoverability associated with the long-lived assets of RO.  In connection with that assessment, an impairment loss of $619,000 was recognized, which is included in the Company’s statement of operations as “Loss on Impairment of Assets” for the three and nine months ended

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2009, representing the write-off of long-lived assets other than goodwill and indefinite lived intangibles.

NOTE 9 — INCOME TAXES

The effective tax rate for the three month period ended September 30, 2009 was different than the 34% U.S. statutory rate primarily because the Company’s foreign entities generate a tax obligation and related tax expense as a result of their net income in their respective foreign locations (either England or France), which cannot be offset by U.S. tax losses or by U.S. tax loss carryforwards.

The Company recognizes interest and penalties related to uncertain tax positions in interest expense and selling, general and administrative expense, respectively, in the condensed consolidated statements of operations and comprehensive income. No interest or penalties were recognized during 2008. As of September 30, 2009, the Company had nothing accrued for interest and penalties.

The Company files income tax returns in the United States federal jurisdiction, the United Kingdom and France and in the state jurisdictions of California, Texas, Pennsylvania and New Jersey. The Company is no longer subject to United States federal and state tax examinations for years before 2005 and 2004, respectively, and is no longer subject to tax examinations for the United Kingdom and Japan for years prior to 2007, and for France for years prior to 2005.

NOTE 10 — LINE OF CREDIT

The Company and its direct subsidiaries, EEC, CXR Larus Corporation and RO Associates Incorporated (collectively, the “Borrowers”), are parties to a Credit Agreement (as amended from time to time the “Credit Agreement”) with GVEC Resource IV Inc. (the “Lender”) providing for a credit facility which includes term loans and a revolving credit facility and is secured by accounts receivable, other rights to payment and general intangibles, inventories and equipment. The credit facility includes a revolving credit facility for up to $7,000,000 that expires on June 30, 2010 (the “Revolver”).  The credit facility also includes two term loans (see Note 11).

The Revolver is formula-based and which generally provides that the outstanding borrowings under the line of credit may not exceed an aggregate of 85% of eligible accounts receivable, plus 10% of the value of eligible raw materials not to exceed $600,000, plus 50% of the value of eligible finished goods inventory not to exceed $1,500,000, minus the aggregate amount of reserves that may be established by the Lender.  The Revolver has a maturity date of June 30, 2010.

Interest on the Revolver is payable monthly.  The interest rate is variable and is adjusted monthly based on the prime rate as published in the “Money Rates” column of The Wall Street Journal (the “Base Rate”) plus 1.25%, subject to a minimum rate of 9.5% per annum.  The interest rate in effect as of September 30, 2009 was the minimum rate of 9.5%.  The Revolver is subject to various financial covenants on a consolidated basis, including the following: EBITDA, as defined in the Credit Agreement, measured on a fiscal quarter-end basis, must not be less than $250,000 for the period ended September 30, 2009, $550,000 for the period ended December 31, 2009 and $1,450,000 for the period ended March 31, 2010; the leverage ratio, as defined by the Credit Agreement, measured quarterly, must not be greater than 1.70:1.00 for the period ended September 30, 2009, 1.50:1.00 for the period ended December 31, 2009 and 1.40:1.00 for the period ended March 31, 2010;  and liquidity, as defined by the Credit Agreement, measured quarterly, must not be less than $2,800,000 for the period ended December 31, 2009 and $2,700,000 for the period ended March 31, 2010.  Additionally, the Revolver is subject to the Borrowers not incurring capital expenditures (a) in excess of $600,000 for the fiscal year ending December 31, 2009, and (b) in excess of $1,800,000 for the fiscal year ending December 31, 2010.  Additionally, the Revolver is subject to the Borrowers not incurring unfinanced capital expenditures in excess of $62,500 in any fiscal quarter and the Borrowers not incurring purchase money commitments in excess of $2 million over the life

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

of the facility.  However, if the Borrowers incur unfinanced capital expenditures of less than $62,500 in any fiscal quarter, the difference between the amount incurred in a certain fiscal quarter and $62,500 maybe incurred in the two fiscal quarters immediately following such fiscal quarter. The Company was in compliance with all covenants at September 30, 2009, as amended. See Note 14.

As of September 30, 2009, the Company had outstanding borrowings of $4.0 million under the Revolver with remaining availability under the formula-based calculation of $3.0 million.

In connection with entering into the Credit Agreement, the Borrowers issued a Revolver Loan Note dated November 30, 2007 (the “Revolver Note”) to the Lender in the principal amount of $7,000,000.  The Revolver Note is governed by the terms of the Credit Agreement.

See related Note 2 “Going Concern” and Note 11 “Debt” regarding additional terms and conditions associated with the overall credit facility and risks associated with this credit facility.

NOTE 11 —DEBT

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

The credit facility consists of (i) the Revolver, (ii) a term loan in the principal amount of $6 million which is due June 30, 2010 (“Term Loan A”), (iii) a term loan in the original principal amount of $10 million, which is due on June 30, 2010 (“Term Loan B”), and (iv) Term Loan C.  Term Loan A was fully funded on November 30, 2007 while Term Loans B and C were fully funded on August 20, 2008 in connection with the acquisition of ACC. Term Loan A and Term Loan B require a combined scheduled principal payment of $75,000 on October 1, 2009, $100,000 on November 1, 2009, $150,000 on December 1, 2009 and approximately $287,000 commencing on January 1, 2010 and continuing on the first day of each of the 5 consecutive months thereafter.  The facility also requires monthly interest payments and a final balloon payment of principal upon maturity on June 30, 2010.  Term Loan C was repaid in full on March 20, 2009.  At September 30, 2009, the outstanding principle balance on Term Loan A was $5.8 million and the outstanding principle balance on Term Loan B was $2.9 million.  As a result of the partial repayment on Term Loan B in March 2009, a pro-rata portion of the balance of deferred financing costs and debt discount were accelerated and are reflected as an adjustment to interest expense in the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2009.

The Term Loans A and B bear interest at the Base Rate plus 4.25%, subject to a minimum rate of 12.5% per annum, and require interest only payments in the first year, scheduled principal plus interest payments in years two and three, and a final balloon payment at June 30, 2010.  Interest on the Term Loans is payable monthly.  The Borrowers may make full or partial prepayment of the Term Loans provided that any such prepayment is accompanied by the applicable prepayment premium.

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

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Borrowers have agreed with the Lender to raise at least $3 million in net cash proceeds through the sale of stock of the Borrowers by no later than December 31, 2009.  Under the terms of the credit facility, the Borrowers are obligated to remit to the Lender 50% of the first $3 million of net cash proceeds received and 30% of the net cash proceeds received in excess of the first $3 million.  See Note 2.

See Note 2, Note 10, and Note 14 regarding additional terms and conditions associated with the Company’s credit facility and risks associated with this credit facility.

NOTE 12 — WARRANTS

In connection with entering into the credit facility (discussed in Note10), the Company issued a seven year warrant to Private Equity Management Group, Inc., an affiliate of the Lender, to purchase up to 775,758 shares of the Company’s common stock on a cash or cashless basis at an exercise price of $4.13 per share.  The estimated fair value of the warrants was $1.5 million, which was calculated using the Black-Scholes pricing model.  The warrants were originally accounted for as debt discount and the adjustment resulting from the repricing of the warrants increased the debt discount, which is being amortized over the remaining life of the credit facility.  The warrants were previously recorded in stockholder’s equity.

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

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The exercise price and/or number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances, including certain issuances of securities at a price equal to less than the then current exercise price, subdivisions and stock splits, stock dividends, combinations, reorganizations, reclassifications, consolidations, mergers or sales of properties and assets and upon issuance of certain assets or securities to holders of the Company’s common stock, as applicable. On January 1, 2009, the Company adopted updates to how instruments indexed in an entity’s own stock are accounted for, which resulted in the reclassification of certain of the Company’s outstanding warrants from stockholders’ equity to liabilities, which requires the warrants to be fair valued at each reporting period, with the changes in fair value recognized in the Company’s consolidated statement of operations.

At January 1, 2009 and September 30, 2009, the Company had warrants subject to mark to market outstanding to purchase 775,758 shares of common stock.  The Company computed the fair value of the warrants using a Black-Scholes valuation model.  The fair value of these warrants on the date of adoption of January 1, 2009 and on September 30, 2009 was determined using the following assumptions:

	January 1, 2009	September 30, 2009
Dividend yield	None	None
Expected volatility	105%	70%
Risk-free interest rate	0.88%	0.95%
Expected term	7 years	7 years
Stock price	$1.58	$1.38

On January 1, 2009, the Company recorded a cumulative effect of change in accounting principle adjustment to its accumulated deficit of $473,000 and a corresponding reclassification of these outstanding warrants from stockholders’ equity to warrant liability.  As of and for the three and nine month periods ended September 30, 2009, the change in fair value of the warrants resulted in a $53,000 expense and $369,000 income adjustment, respectively, to other income (expense) in the consolidated statement of operations and a corresponding increase or decrease to the warrant liability.

NOTE 13 — FAIR VALUE MEASUREMENTS

FASB guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants and also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The fair value hierarchy distinguishes between three levels of inputs that may be utilized when measuring fair value as follows:

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

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2009, the Company was required to apply updated FASB guidance to the derivative that is within the warrant that was issued as consideration for the Company’s credit facility, which is discussed in Note 12 and included as a discount on the Company’s long-term debt.  The derivative was valued using the Black-Scholes model.  The key inputs in the model are as follows:

September 30, 2009
Dividend yield	None
Expected volatility	70%
Risk-free interest rate	0.95%
Expected term	7 years
Stock price	$1.38

The derivative is measured at fair value on a recurring basis using significant observable inputs (Level 2).  The amount of total gain in earnings for the period is as follows (in thousands):

Warrant Liability
Beginning balance at January 1, 2009	$1,010
Total gain realized in earnings	(369)
Ending balance at September 30, 2009	$641

NOTE 14 — SUBSEQUENT EVENTS

In connection with the preparation of the Company’s financial statements at September 30, 2009, subsequent events through September 30, 2009, the date the financial statements were available for issuance, have been evaluated and the following subsequent events were identified:

Assets Held for Sale

In September 2009, the Company engaged  an investment banking firm to evaluate the feasibility of selling the capital stock or substantially all of the assets of RO and to determine possible values ascribed to RO by potential buyers in connection with such a potential sale of RO.

As of September 30, 2009, discussions with a potential buyer for RO had commenced.  However, due the historical and ongoing losses of RO, it was uncertain as of that date whether any offers would be received or, even if such offers were received, whether such offers would be in a value range acceptable to the Company’s Board of Directors.  As a result of the uncertainty surrounding any plan to dispose of RO and the lack of probability of a successful sale, the Company determined that it was inappropriate to classify the RO business unit as held for sale at September 30, 2009.

Subsequent to September 30, 2009, presentations were made to all interested buyers, and in November 2009, the Company received more than one bona fide offer to purchase substantially all of the assets of RO.  Based on the receipt of these offers, the Company intends to pursue negotiations for the sale of substantially all of the assets of RO with the intent of consummating such a sale of RO by December 31, 2009.

As a result of the current expectation that substantially all of the assets of RO would be sold before the end of the estimated useful lives of RO’s long-lived assets, the Company performed an assessment of recoverability on November 9, 2009 associated with the

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

long-lived assets of RO.  In connection with that assessment, an impairment loss of $619,000 was recognized, which is included in the Company’s statement of operations as “Loss on Impairment of Assets” for the three and nine months ended September 30, 2009, representing the write-off of long-lived assets other than goodwill or indefinite lived intangibles.

The Company expects to incur a loss on the sale of the RO assets in the event a sale transaction is completed primarily due to the allocated goodwill from the electronic devices reporting unit.

RO contributed $617,000 of net sales or 4.3% of the Company’s net sales and an operating loss of $162,000 of the Company’s total operating loss from continuing operations of $623,000 for the three months ended September 30, 2009.  RO contributed $1.9 million of net sales or 4.5% of the Company’s net sales and an operating loss of $0.8 million of the Company’s total operating loss from continuing operations of $339,000 for the nine months ended September 30, 2009.  The following table reflects the major classes of assets and liabilities for RO for the periods presented, including the impairment discussed above (in thousands):

	September 30,	December 31,
	2009	2008
Cash and cash equivalents	$—	$(43)
Accounts receivable, net	313	409
Inventory, net	1,420	1,960
Prepaids and other current assets	18	5
Total current assets	1,751	2,331

Property, plant and equipment, net	—	211
Goodwill	1,218	1,218
Intangible assets other than goodwill, net	350	917
Total Assets	$3,319	$4,677

Total current liabilities	$449	$441

Amendment to Credit Facility

On November 3, 2009, the Borrowers and the Lender entered into Amendment No. 6 to Loan Documents (the “Sixth Amendment”).  Pursuant to the terms of the Sixth Amendment, the Credit Agreement was amended to change the expiration date of the Credit Agreement from November 30, 2010 to  June 30, 2010.  As such, all amounts outstanding under the terms of the Credit Agreement (including unpaid principal balance and all accrued and unpaid interest under the term loans and the Revolver (as defined below)) will become due and payable on June 30, 2010, and the Company will be unable to borrow under the Revolver after that date.  All amounts outstanding under the credit facility are classified as current liabilities as a component of either “current portion of long-term debt” or as “line of credit” in the consolidated balance sheet at September 30, 2009.

In addition, the Borrowers and the Lender agreed to revise the schedule of principal payments due pursuant to the terms of the Sixth Amendment such that the Borrowers are now obligated to make monthly principal payments to the Lender of (i) $100,000 on November 1, 2009, (ii) $150,000 on December 1, 2009 and (iii) approximately $287,000 commencing on January 1, 2010 and continuing on the first day of each of the five consecutive months thereafter.  A balloon payment of $6.9 million will be due and payable on June 30, 2010.

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Further, the Borrowers and Lender agreed to revise certain of the financial covenants related to the Revolver.  Under the terms of the Credit Agreement, as amended by the Sixth Amendment, the Revolver is subject to various financial covenants on a consolidated basis, including the following: EBITDA, as defined in the Credit Agreement, measured on a fiscal quarter-end basis, must not be less than $250,000 for the period ended September 30, 2009, $550,000 for the period ended December 31, 2009 and $1,450,000 for the period ended March 31, 2010; the leverage ratio, as defined by the Credit Agreement, measured quarterly, must not be greater than 1.70:1.00 for the period ended September 30, 2009, 1.50:1.00 for the period ended December 31, 2009 and 1.40:1.00 for the period ended March 31, 2010; and liquidity, as defined by the Credit Agreement, measured quarterly, must not be less than $2,800,000 for the period ended December 31, 2009 and $2,700,000 for the period ended March 31, 2010.  Additionally, the Revolver is subject to the Borrowers not incurring capital expenditures (a) in excess of $600,000 for the fiscal year ending December 31, 2009, and (b) in excess of $1,800,000 for the fiscal year ending December 31, 2010.  Additionally, the Revolver is subject to the Borrowers not incurring unfinanced capital expenditures in excess of $62,500 in any fiscal quarter and the Borrowers not incurring purchase money commitments in excess of $2 million over the life of the facility.  However, if the Borrowers incur unfinanced capital expenditures of less than $62,500 in any fiscal quarter, the difference between the amount incurred in a certain fiscal quarter and $62,500 maybe incurred in the two fiscal quarters immediately following such fiscal quarter.

Pursuant to the terms of the Sixth Amendment, the Borrowers (i) paid to Private Equity Management Group, Inc. (“PEMG”) an amount equal to $100,000 upon the closing of the Sixth Amendment and (ii) agreed to pay an additional $100,000 to PEMG on the earlier of March 31, 2010 or the repayment in full of the amounts due and payable under the terms of the Credit Agreement.  The foregoing payments represent an advisory fee to PEMG in consideration of PEMG’s advice in connection with the Sixth Amendment.

On November 13, 2009, the Borrowers and the Lender entered into Amendment No. 7 to Loan Documents (the “Seventh Amendment”).  Pursuant to the terms of the Seventh Amendment, the definition of the term “EBITDA” in the Credit Agreement was amended such that  (i) any non-cash impairment associated with the write down of the long-lived assets of RO, a Borrower under the credit facility, and (ii) any loss or non-cash impairment associated with the discontinuation of operations, pursuant to a sale or otherwise, of RO recorded in the Parent’s and Subsidiaries’ consolidated financial statements in any period ending on or prior to December 31, 2009 were excluded from the definition of EBITDA.  Pursuant to the terms of the Seventh Amendment, the Borrowers paid to PEMG an amount equal to $15,000 upon the closing of the Seventh Amendment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q. The information contained in this report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, or Commission, including our Annual Report on Form 10-K for the year ended December 31, 2008 and subsequent reports on Forms 10-Q/A and 8-K, which discuss our business in greater detail.  This report and the following discussion contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might generate and profits we might earn if we are successful in implementing our business and growth strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

•                  our ability to continue to borrow funds under the terms of our credit facility (see “ — Liquidity and Capital Resources”);

•                  our ability to raise at least $3 million in net cash proceeds through the sale of stock of the Company or its subsidiaries by no later than December 31, 2009, as required by our lender under the terms of the credit facility;

•                  our ability to find and secure alternate financing to our current credit facility on or before June 30, 2010;

•                  exposure to and impacts of various international risks including legal, business, political and economic risks associated with our international operations, including risks associated with foreign currency translation (see “-Foreign Currency Translation”);

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

Any of the factors described above or in the “Risk Factors” sections contained in our Annual Report on Form 10-K for the year ended December 31, 2008, our Quarterly Reports on Form 10-Q/A for the quarterly period ended March 31, 2009 and June 30, 2009, and in this report could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

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

Business Description

We design, manufacture and market proprietary electronic devices and communications equipment for aerospace, defense, industrial, and communications applications. We have operations in the U.S., England, and France.  We organize our business in two operating segments: electronic devices and communications equipment. In the first nine months of 2009, our electronic devices segment contributed approximately 80% of overall net sales while the communications segment contributed approximately 20% of overall net sales. Our subsidiaries within our electronic devices segment design, develop, manufacture and market power supplies, radio frequency, or RF, and microwave devices for defense, aerospace and industrial markets.  Our subsidiaries within our communications equipment segment design, develop, manufacture and market network access equipment, including network timing and synchronization products, for communications applications in defense, public and private networks and industrial markets, including utilities and transportation.

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

Revenue recognition for products and services provided by our U.S. subsidiary, Advanced Control Components, Inc., or ACC, and our subsidiaries in England depend upon the type of contract involved.  Engineering/design services contracts generally entail design and production of a prototype over a term of up to several years, with revenue deferred until each milestone defined in the contract is reached.  Production contracts provide for a specific quantity of products to be produced over a specific period of time.  Customers issue binding purchase orders or enter into binding agreements for the products to be produced.  We recognize revenues on these orders as the products are shipped.  Returns are infrequent and permitted only with prior authorization because these products are custom made to order based on binding purchase orders and are quality tested prior to shipment.  An estimate of warranty cost is recorded at the time revenue is recognized.

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

Inventory Valuation

Our electronic devices segment finished goods inventories generally are built to order.  Our communications equipment inventories generally are built to forecast, which requires us to produce a larger amount of finished goods in our communications equipment business so that our customers can be served promptly.  Our products consist of numerous electronic and other materials, which necessitate that we exercise detailed inventory management.  We value our inventory at the lower of the actual cost to purchase or manufacture the inventory (first-in, first-out) or the current estimated market value of the inventory (net realizable value). We perform cycle counts of inventories using an ABC inventory methodology, which groups inventory items into prioritized cycle counting categories, or we conduct physical inventories at least once a year.  We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next 12 to 24 months. Additionally, to determine inventory write-down provisions, we review product line inventory levels and individual items as necessary and periodically review assumptions about forecasted demand and market conditions.  Any inventory that we determine to be obsolete, either in connection with the physical count or at other times of observation, are reserved for and subsequently written-off.  As of September 30, 2009, our total inventory reserves amounted to $5.7 million, of which $3.9 million, or 22.0% of total inventory, related to our electronic devices segment and $1.8 million, or 10% of total inventory, related to our communications equipment segment.

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

Foreign Currency Translation

We have foreign subsidiaries that together accounted for approximately 51.8% and 67.1% of our net revenues, 36.4% and 29.5% of our assets and 23.3% and 20.7% of our total liabilities as of and for the nine months ended September 30, 2009 and 2008, respectively.  In preparing our consolidated financial statements, we are required to translate the financial statements of our foreign subsidiaries from the functional currencies in which they keep their accounting records into U.S. dollars. This process results in exchange gains and losses which, under relevant accounting guidance, are included either within our statement of operations under the caption “other income (expense)” or as a separate part of our net equity under the caption “accumulated other comprehensive income (loss).”

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

If we dispose of any of our subsidiaries, any cumulative translation gains or losses previously reported as a component of stockholder’s equity in accumulated other comprehensive income (loss) would be realized into our statement of operations. If we determine that there has been a change in the functional currency of a subsidiary to U.S. dollars, then any translation gains or losses arising after the date of the change would be included within our statement of operations.

Based on our assessment of the factors discussed above, we consider the functional currency of each of our international subsidiaries to be each subsidiary’s local currency. Accordingly, we had cumulative translation losses of $1.6 million and $2.8 million that were included as part of accumulated other comprehensive income within our balance sheets at September 30, 2009 and December 31, 2008, respectively. During the three months ended September 30, 2009 and 2008, we included translation losses of $0.1 million and $1.4 million, respectively, under accumulated other comprehensive income and during the nine months ended September 30, 2009 and 2008, we included translation gains of $1.3 million and losses of $1.6 million, respectively, under accumulated other comprehensive income.

The magnitude of these gains or losses depends upon movements in the exchange rates of the foreign currencies in which we transact business as compared to the value of the U.S. dollar. During the three and nine months ended September 30, 2009, these currencies include the euro and the British pound sterling. Any future translation gains or losses could be significantly higher or lower than those we recorded for these periods.

A 2.5 million British pound sterling loan payable from one of our subsidiaries in England to EMRISE was outstanding as of September 30, 2009 ($4.0 million based on the exchange rate at September 30, 2009).  Exchange rate losses and gains on the long-term portion of this loan are recorded in cumulative translation gains or losses in the equity section of the balance sheet.

Intangibles, Including Goodwill

We periodically evaluate our intangibles, including goodwill, for potential impairment. Our judgments regarding the existence of impairment are based on many factors including market conditions and operational performance of our acquired businesses.

In assessing potential impairment of goodwill, we consider these factors as well as forecasted financial performance of the acquired businesses.  If forecasts are not met, we may have to record additional impairment charges not previously recognized. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of those respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets that were not previously recorded.  If that were the case, we would have to record an expense in order to reduce the carrying value of our goodwill.  Under FASB guidance for goodwill and other intangible assets, we are required to analyze our goodwill for impairment issues at least annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  At September 30, 2009, our reported goodwill totaled $14.2 million.  In assessing the potential impairment of goodwill, we consider forecasted financial performance of the acquired businesses to determine the fair value of the respective assets.

In accordance with FASB guidance for accounting for the impairment or disposal of long-lived assets, we reevaluate the carrying value of identifiable intangible and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  As a result of the current expectation that substantially all of the assets of our subsidiary RO Associates Incorporated, or RO, would be sold before the end of the estimated useful lives of its long-lived assets, we performed an assessment of recoverability associated with the long-lived assets of RO ..  In connection with that assessment, an impairment loss of $619,000 was recognized, which is included in our statement of operations as “Loss on Impairment of Assets” for the three and nine months ended September 30, 2009, representing the write-off of long-lived assets other than goodwill and indefinite lived intangibles.

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

Overall sales from continuing operations increased $1.2 million, or 10%, in the third quarter of 2009 as compared to the third quarter of 2008.  Our overall net sales of $14.3 million for the third quarter of 2009 reflected $2.8 million of additional net sales contributed by ACC, which we acquired on August 20, 2008, and increases from our U.S. communications equipment subsidiary, offset by declines in net sales at all of our other electronic devices subsidiaries and our French communications equipment subsidiary.  While our French communication subsidiary experienced a decline in sales due to the impact of the global economic crisis, the declines at our other foreign units were largely due to the impact of exchange rates between the U.S. dollar and the British pound sterling and the euro.  Sales from continuing operations for the first nine months in 2009 increased $7.1 million, or 20%, compared to the first nine months of 2008, with ACC contributing approximately $13.3 million of additional net sales during the first nine months of 2009 as compared to the same period in 2008, offset by declines in net sales at all of our electronic devices subsidiaries and our French communications equipment subsidiary.

Overall gross profit from continuing operations, as a percentage of sales, increased to 37.0% in the third quarter of 2009 from 33.4% in the third quarter of 2008.  The increase in gross profit as a percentage of sales was due primarily to the inclusion of ACC sales in 2009 and associated gross margins in our results partially offset by a slight decrease in gross profit as a percentage of sales within our communication segment as a result of lower sales volumes within that segment.  Gross profit from continuing operations, as a percentage of sales, increased to 36.8% in the first nine months of 2009 compared to 32.2% for the same period of 2008.

The following is a detailed discussion of our results of operations by business segment.  As a result of the sale of our Digitran Operations in March 2009, for purposes of the following discussion and analysis, the Digitran Operations have been removed from the prior period comparisons.  The results of the Digitran Operations are reported as a discontinued operation for all periods presented.

Comparison of the Three Months Ended September 30, 2009 to the Three Months Ended September 30, 2008

Net Sales

	Three Months Ended		Variance
	September 30,		Favorable (Unfavorable)
(in thousands)	2009	2008	Dollar	Percent

Electronic devices	$10,987	$9,915	$1,072	10.8%
as % of net sales	76.7%	75.8%
Communications equipment	3,332	3,163	169	5.3%
as % of net sales	23.3%	24.2%
Total net sales from continuing operations	14,319	13,078	1,241	9.5%
Discontinued operations	—	2,609
Total net sales	$14,319	$15,687

Electronic Devices Segment

The approximately 11% increase in sales of our electronic devices in the third quarter of 2009 as compared to the third quarter of 2008 was primarily the result of the inclusion in the third quarter of 2009 of $4.5 million in net sales from ACC, which we acquired in August 2008, compared to only $1.7 million of ACC net sales included in the third quarter of 2008.  This increase was partially offset by a decrease in sales at all of our other electronic devices subsidiaries.  Our U.S. power supply division had a decrease of approximately $0.1 million due to economic conditions.  The remaining decrease of $1.7 million in sales within our electronic devices segment is related to our two electronic device foreign subsidiaries and is primarily due to the impact of exchange rates between the British pound sterling and the U.S. dollar.  On a local currency basis, net sales at our foreign electronic device companies were slightly lower in the third quarter of 2009 as compared to the same quarter in 2008 due primarily to the scheduled conclusion of a large customer contract during the fourth quarter of 2008, which contract contributed significantly to the third quarter of 2008.  However, exchange rates between the U.S. dollar and the British pound sterling negatively impacted the consolidated results of our U.K. subsidiaries when translated into U.S. dollars.  Our electronic devices subsidiaries in the U.K. experienced an 8% decrease in sales in local currency, the British pound sterling, for the third quarter of 2009 compared to the third quarter of 2008.  However, when translated into U.S. dollars, these subsidiaries experienced a 21% decline in net sales for the same period with the difference from 8% to 21% being due to the impact of exchange rates.

In the fourth quarter of 2009, we expect net sales within our electronic devices segment to be consistent with sales in the fourth quarter of 2008.  In 2010, we expect overall sales levels within our electronic devices segment to increase slightly above 2009 levels, as we attempt to continue to grow the business in a very challenging economy.  Exchange rates remain an uncertainty and could impact our sales positively or negatively throughout 2009 as compared to 2008 and into 2010 as compared to 2009.  The relationship between the British pound sterling and the U.S. dollar can have a significant impact on the results of our European electronic device operations as those results are translated into U.S. dollars.

Communications Equipment Segment

The approximately 5% increase in sales of our communications equipment in the third quarter of 2009 as compared to the third quarter of 2008 is due to a $0.3 million increase in sales at our U.S. subsidiary substantially associated with test equipment sales to satisfy government contracts.  This increase was partially offset by decreases at our French subsidiary where we are continuing to experience the negative impact of poor global economic conditions, especially by the French government, including the French Defense Ministry.

Net sales in our communications equipment segment have been, and are likely to continue to be, negatively impacted by the recent economic conditions as many of our communications equipment products are capital expenditures for our customers and many companies in this industry have announced plans to reduce and/or defer capital expenditures and/or discretionary spending due to current economic conditions and continue to run their networks with their existing equipment.  We believe that public communication carriers and private networks can only maintain this strategy for a short period of time before reinvesting in their networks.  Accordingly, once global economic conditions improve, we believe this segment will benefit more so than our electronic devices segment, which has not been impacted as severely due to the defense related nature of that segment.

Net sales in this segment are expected to increase in the fourth quarter of 2009, as compared to earlier quarters in 2009 primarily due to expected increases in sales at our U.S. subsidiary substantially associated with test equipment sales to satisfy government contracts already in our backlog.  Moving into 2010, we expect higher sales throughout the year in this segment as compared to 2009.  We expect increased sales at our U.S. subsidiary due to additional scheduled and expected test equipment sales to satisfy government contracts already in our backlog and higher expected sales of timing and synchronization products.  We also expect higher sales at our French subsidiary where we believe sales will improve throughout the year in connection with a gradual improvement in the French economy, which based on recent ordering patterns at our French subsidiary, we believe is beginning to occur.

Exchange rates remain an uncertainty and could impact our sales positively or negatively throughout the remainder of 2009 as compared to 2008.  The relationship between the euro as compared to the U.S. dollar can have a significant impact on the results of our European communication segment operations as those results are translated into U.S. dollars.

Gross Profit

	Three Months Ended		Variance
	September 30,		Favorable (Unfavorable)
(in thousands)	2009	2008	Dollar	Percent

Electronic devices	$4,064	$3,133	$931	29.7%
as a % of net sales	37.0%	31.6%
Communications equipment	1,257	1,241	16	1.3%
as a % of net sales	37.7%	39.2%
Total gross profit from continuing operations	5,321	4,374	947	21.7%
Total gross margin from continuing operations	37.2%	33.4%
Discontinued operations	—	1,934
Total gross profit	$5,321	$6,308

Electronic Devices Segment

The increase in gross profit, as a percentage of net sales, for our electronic devices segment from 31.6% in the third quarter of 2008 to 37.3% in the third quarter of 2009 is primarily the result of the inclusion of higher margin products at ACC.  These increases were offset by slightly lower gross profit, as a percentage of sales, at one of our U.K. subsidiaries, due to lower sales, change in product mix and also due to the impact of exchange rates.

In 2010, we expect overall gross margins in our electronic devices segment will remain consistent or will improve slightly as compared to the gross margins achieved throughout 2009.  During the remainder of 2009 and throughout 2010, we may experience quarter to quarter variability in gross margin due to product mix differences and resulting differentials associated with lower gross margins on our electronic devices used in commercial applications as compared to gross margins on our electronic devices used in military applications.  Exchange rates remain an uncertainty and could impact our gross profit positively or negatively through the remainder of 2009 and throughout 2010.  The relationship between the British pound sterling and the U.S. dollar can have a significant impact on the results of our European electronic device operations as those results are translated into U.S. dollars.

Communications Equipment Segment

The decrease in gross margin as a percentage of net sales for our communications equipment segment from 39.2% in the third quarter of 2008 to 37.7% in the third quarter of 2009 is primarily the result of declining sales at our French subsidiary, partially offset by improvements in gross margins at our U.S. communication subsidiary.  Gross profit, both as a percentage of sales and on an actual dollar basis, were also slightly unfavorably impacted as a result of the changes in foreign currency exchange rates between the U.S. dollar and the euro in the third quarter of 2009 as compared to the third quarter of 2008.

We expect that in the fourth quarter of 2009 that this segment will continue to perform at levels consistent with gross margins achieved throughout 2009, but at a higher level of net sales.  During 2010, we expect this segment to achieve higher gross margin levels than those achieved throughout 2009 due to higher sales volume and an anticipated change in product mix to include more products with a higher gross profit.  However, due to current economic conditions and the impact such conditions are having on this segment’s sales, we are uncertain as to exactly when this segment will return to higher gross margins levels.  Further, we expect that we will continue to experience volatility on a quarter to quarter basis due to changes in product mix, timing of shipments, and the impact of exchange rates.

Operating Expenses

	Three Months Ended		Variance
	September 30,		Favorable (Unfavorable)
(in thousands)	2009	2008	Dollar	Percent

Selling, general and administrative	$4,592	$3,522	$(1,070)	(30.4)%
as % of net sales	32.1%	26.9%
Engineering and product development	733	474	(259)	(54.6)%
as % of net sales	5.1%	3.6%
Loss on asset impairment	619	—	(619)	100.0%
Total operating expenses from continuing operations	5,944	3,996	(1,948)	(48.7)%
Discontinued operations	—	721
Total operating expenses	$5,944	$4,717

Selling, general and administrative expenses

The increase in selling, general and administrative (“SG&A”) expenses is primarily the result of approximately $0.8 million of additional expenses relating to ACC, which were present for only a portion of the third quarter of 2008.  Additionally, we incurred approximately $0.2 million of employee termination costs in the third quarter of 2009 associated with employee termination costs at our French subsidiary and approximately $0.1 million of legal, audit and investment banking related expenses associated with our various refinancing efforts.  These increases were partially offset by decreases in selling, general and administrative expenses at nearly all of our business units achieved in connection with our cost reduction efforts.

During the fourth quarter of 2009, we expect SG&A expense to be consistent with previous quarterly expenses throughout 2009 and slightly lower as compared to the fourth quarter in 2008.  In 2010, we expect general and administrative expenses to be approximately $1 million lower than 2009 expenses as we realize the full impact or our significant cost reduction efforts at both our business units and at our corporate office.

Engineering and product development

The increase in engineering and product development costs is primarily due to the added engineering costs at ACC in the third quarter of 2009 compared to only a partial quarter of 2008.

Engineering costs during the fourth quarter of 2009 and throughout 2010 are expected to remain consistent with expense levels in 2009.  Amounts are expected to vary by quarter depending on particular needs within each segment, including ongoing development efforts for our TiemPoTM product line.

Loss on asset impairment

As a result of the current expectation that substantially all of the assets of RO will likely be sold before the end of the estimated useful lives of its long-lived assets, we performed an assessment of recoverability associated with the long-lived assets of RO.  In connection with that assessment, an impairment loss of $619,000 was recognized, which is included in our statement of operations as “Loss on Impairment of Assets” for the three months ended September 30, 2009, representing the write-off of long-lived assets other than goodwill and indefinite lived intangibles.

Interest expense

Interest expense was $0.8 million for the three months ended September 30, 2009 compared to $0.8 million for the three months ended September 30, 2008.  Included in interest expense in the third quarter of 2009 were $186,000 of non-cash amortization of deferred financing costs and non-cash amortization of debt discount compared to $247,000 in the third quarter of 2008 and $0.1 million in fees to our lender for an amendment to our credit agreement.

Other income (expense)

We recorded other expense of $24,000 for the three months ended September 30, 2009 compared to $167,000 for the same period of 2008.  Other income (expense) consists primarily of (i) short-term exchange rate gains and losses associated with the volatility of the U.S. dollar to the British pound sterling and euro on the current portion of certain assets and liabilities and, (ii) fair value adjustments on warrants during the third quarter of 2009.  The change in the fair value of warrants during the third quarter of 2009 resulted in expense of $53,000, which was not present in 2008.  The offsetting income of $29,000 for the third quarter of 2009 was predominantly related to short-term exchange rate gains.

Income tax expense

Income tax benefit amounted to $238,000 for the three months ended September 30, 2009 compared to expense of $313,000 for the same period of 2008.  We recorded an income tax benefit as the result of losses incurred in the first quarter of 2008.  This benefit was partially offset by income tax expense primarily as the result of foreign income tax on foreign earned profits in Europe and New Jersey state income taxes on income generated by ACC.

Net gain on discontinued operations

In connection with the sale of our Digitran Operations on March 20, 2009, we reclassified the income from our Digitran Operations to discontinued operations and recorded a gain (net of taxes) on the sale of the Digitran Operations.  In the third quarter of 2009, we recorded a decreasing adjustment to the gain on the sale of Digitran $0.1 million associated with certain purchase price adjustments associated with the transaction and adjusted the taxes to properly reflect the portion of the tax provision allocable to discontinued operations.  In the third quarter of 2008, these operations contributed comparative income of $1.2 million.

We expect that during the fourth quarter of 2009 we may sell substantially all of the assets of RO.  Upon concluding such a transaction, we would reclassify RO as a discontinued operation in our consolidated financial statements.  The reclassification of RO to discontinued operations would result in a loss from discontinued operations as a result of reclassifying all of RO’s net losses.  Additionally, we may incur a loss on the sale, which would also be classified under discontinued operations.

Net loss

We reported a net loss of $1.8 million in the third quarter of 2009 and net income of $0.3 million in the third quarter of 2008.  Included in our net loss for the third quarter of 2009 is $0.6 million of non-cash impairment losses associated with an impairment analysis performed on RO’s assets, approximately $0.2 million in severance expense associated with our cost reduction efforts,  approximately $0.1 million of SG&A expenses incurred in connection with our various refinancing efforts and $0.6 million in expense associated with the sale of Digitran Operations, among other things described in more detail above.  We anticipate our net loss to improve in future quarters, due in large part to the recent cost reduction efforts, which we anticipate being concluded during the fourth quarter of 2009.

Comparison of the Nine months Ended September 30, 2009 to the Nine months Ended September 30, 2008

Net Sales

	Nine Months Ended		Variance
	September 30,		Favorable (Unfavorable)
(in thousands)	2009	2008	Dollar	Percent

Electronic devices	$34,231	$25,358	$8,873	35.0%
as % of net sales	80.0%	70.9%
Communications equipment	8,571	10,385	(1,814)	(17.5)%
as % of net sales	20.0%	29.1%
Total net sales from continuing operations	42,802	35,743	7,059	19.7%
Discontinued operations	—	6,240
Total net sales	$42,802	$41,983

Electronic Devices Segment

The approximately 35% increase in sales of our electronic devices in the nine months ended September 30, 2009 as compared to the same period of 2008 was primarily the result of the inclusion of $15.0 million in net sales from ACC, which we acquired in August 2008, compared to only $1.7 million of ACC net sales included in the nine months ended September 30, 2008.  This increase was partially offset by a decrease in sales at all of our other electronic devices subsidiaries.  Net sales at our U.S. power supply division decreased approximately $1.1 million during the first nine months of 2009 as a result of adverse economic conditions.  The remaining decrease of $3.3 million in net sales for this segment related to our foreign subsidiaries, primarily due to the impact of exchange rates on foreign currency.  On a local currency basis, net sales at both of our foreign electronic device companies were higher in the nine months ended September 30, 2009 as compared to the same period of 2008.  However, exchange rates between the U.S. dollar and the British pound sterling negatively impacted the consolidated results of our U.K. subsidiaries when translated into U.S. dollars.  Our electronic devices subsidiaries in the U.K. experienced an 6% increase in sales in local currency, the British pound sterling, for the nine months ending September 30, 2009 compared to the same period of 2008.  However, when translated into U.S. dollars, these subsidiaries experienced a 16% decline in net sales for the same period with the difference from 6% to 16% being due to the impact of exchange rates.

Communications Equipment Segment

The approximately 18% decrease in sales of our communications equipment in the nine months ended September 30, 2009 as compared to the same period in 2008 is due to an overall decrease in orders and shipments for network access products, especially at our French subsidiary.  Net sales at our French subsidiary were down $1.9 million in the first nine months of 2009 compared to the first nine months of 2008 due largely to the impacts of the global economic crisis and spending reductions, especially by the French government, including the French Defense Ministry.  These decreases were offset slightly by higher test equipment sales in the third quarter of 2009 by our U.S. communications subsidiary.  Net sales at our French subsidiary were also slightly impacted by the unfavorable effects of exchange rates in 2009 as compared to 2008 between the U.S. dollar and the euro on the translation of the financial results of our European operations into U.S. dollars.  Our French subsidiary experienced an 23% decrease in sales in local currency, the euro, for the nine months ending September 30, 2009 compared to the same period of 2008.  However, when translated into U.S. dollars, our French subsidiary experienced a 28% decline in net sales for the same period with the difference from 23% to 28% being due to the impact of exchange rates.

Gross Profit

	Nine Months Ended		Variance
	September 30,		Favorable (Unfavorable)
(in thousands)	2009	2008	Dollar	Percent

Electronic devices	$12,734	$7,273	$5,461	75.1%
as a % of net sales	37.2%	28.7%
Communications equipment	3,003	4,254	(1,251)	(29.4)%
as a % of net sales	35.0%	41.0%
Total gross profit from continuing operations	15,737	11,527	4,210	36.5%
Total gross margin from continuing operations	36.8%	32.2%
Discontinued operations	—	4,179
Total gross profit	$15,737	$15,706

Electronic Devices Segment

The increase in gross profit, as a percentage of net sales, for our electronic devices segment from 28.7% in the first nine months of 2008 to 37.2% in the first nine months of 2009 is primarily the result of the inclusion of higher margin products at ACC and an increase in gross profit as a percentage of sales at our European operations due to the effects of higher sales volumes, favorable product mix and the impacts of our cost reduction efforts resulting in lower fixed overhead manufacturing costs..  This increase was partially offset by a reduction in gross margin at our U.S. power supply division due to a write down of approximately $0.3 million of certain inventories to the lower of cost or market during the first quarter of 2009 and approximately $0.1 million of severance costs incurred in the second quarter of 2009 associated with our cost reduction efforts.

Communications Equipment Segment

The decrease in gross margin for our communications equipment segment from 41.0% in the first nine months of 2008 to 35.0% in the first nine months of 2009 is primarily the result of decreased sales of both network access products and timing and synchronization products due to a slow-down of purchases being made by our customers of these products.  Gross profit, both as a percentage of net sales and on an actual dollar basis, was also unfavorably impacted as a result of the changes in foreign currency exchange rates between the U.S. dollar and the euro in the first nine months of 2009 as compared to the same period of 2008.

Operating Expenses

	Nine Months Ended		Variance
	September 30,		Favorable (Unfavorable)
(in thousands)	2009	2008	Dollar	Percent

Selling, general and administrative	$13,486	$10,589	$(2,897)	(27.4)%
as % of net sales	31.5%	29.6%
Engineering and product development	1,971	1,585	(386)	(24.4)%
as % of net sales	4.6%	4.4%
Loss on asset impairment	619	—	(619)	100.0%
Total operating expenses from continuing operations	16,076	12,174	(3,902)	(32.1)%
Discontinued operations	—	1,970
Total operating expenses	$16,076	$14,144

Selling, general and administrative expenses

The increase in SG&A is primarily the result of approximately $3.8 million of additional expenses relating to ACC, which we acquired in August 2008, and therefore we incurred such expense during only a portion of the third quarter of 2008 compared to the entire third quarter of 2009.  These increases were partially offset by significant decreases in SG&A at most of our business units, primarily as a result of cost reduction activities.

Engineering and product development

The increase in engineering and product development costs is primarily due to the added engineering costs at ACC offset by a slight reduction in engineering costs at some of our business units as compared to the prior year.

Loss on asset impairment

As a result of the current expectation that substantially all of the assets of RO will likely be sold before the end of the estimated useful lives of its long-lived assets, we performed an assessment of recoverability associated with the long-lived assets of RO.  In connection with that assessment, an impairment loss of $619,000 was recognized, which is included in our statement of operations as “Loss on Impairment of Assets” for the nine months ended September 30, 2009, representing the write-off of long-lived assets other than goodwill and indefinite lived intangibles.

Interest expense

Interest expense was $3.2 million for the nine months ended September 30, 2009 compared to $2.0 million for the nine months ended September 30, 2008.  Included in interest expense in the first nine months of 2009 were $0.3 million in fees paid to our lender in connection with modifications to our credit facility in the first nine months of 2009, and $1.2 million of non-cash amortization of deferred financing costs and non-cash amortization of debt discount, including $0.5 million due to the acceleration of deferred financing costs and debt discount amortization associated with the partial repayment of our Term Loan B in the first quarter of 2009, compared to $0.7 million of non-cash amortization in the first nine months of 2008.

Other income (expense)

We recorded other income of $144,000 for the nine months ended September 30, 2009 compared to expense of $64,000 for the same period of 2008.  Other income (expense) consists primarily of (i) short-term exchange rate gains and losses associated with the volatility of the U.S. dollar to the British pound sterling and euro on the current portion of certain assets and liabilities and (ii) fair value adjustments on warrants.  The change in the fair value of warrants during the first nine months of 2009 resulted in income of $369,000, which was not present in 2008.  The remaining expense of $225,000 for the nine months ended September 30, 2009 was predominantly related to short-term exchange rate losses.

Income tax expense

Income tax benefit amounted to $596,000 for the nine months ended September 30, 2009 compared to income tax expense of $393,000 for the same period of 2008.  We recorded an income tax benefit as the result of losses incurred in the first nine months of 2009 relating to continuing operations.  This benefit was partially offset by income tax expense incurred primarily as the result of foreign income tax on foreign earned profits in Europe and New Jersey state income taxes on income generated by ACC.

Net gain on discontinued operations

In connection with the sale of our Digitran Operations on March 20, 2009, we reported income from our discontinued Digitran Operations of $5.8 million (net of $1.3 million in taxes) during the first nine months of 2009, which includes a $7.0 million gain on the sale of assets.  In the first nine months of 2008, these operations contributed comparative income of $2.2 million.

Net income (loss)

We reported net income of $2.6 million in the nine months ended September 30, 2009 and a net loss of $0.8 million in the same period of 2008.  Included in net income in the first nine months of 2009 was a $5.3 million (net of $1.9 million in taxes) income/gain on discontinued operations associated with the sale of our Digitran Operations, approximately $0.3 million in inventory write downs, $0.5 million in accelerated amortization of deferred financing costs and debt discount associated with the partial repayment of our Term Loan B in March 2009, $0.6 million of impairment losses associated with an impairment analysis performed on RO’s assets, $0.5 million of employee termination costs associated with the cost reduction efforts at several of our facilities, $0.2 million in fees associated with a waiver and amendment received from our lender in the first nine months of 2009 and $0.1 million of expenses incurred in connection with various refinancing efforts.  We anticipate net loss to improve in future periods, due in large part to our recent cost reduction efforts, which we anticipate being concluded during the fourth quarter of 2009.

Liquidity and Capital Resources

In making an assessment of our liquidity, we believe that the items in our financial statements that are most relevant to our ongoing operations are working capital, cash generated from operating activities and cash available from financing activities.  During the first nine months of 2009, we funded our daily cash flow requirements through funds provided by operations and through borrowings under our credit facility with GVEC Resource IV Inc. (“GVEC” or the “Lender”).  Working capital from continuing operations was a negative $975,000 at September 30, 2009 as compared to a positive $5.5 million at December 31, 2008. Significant items that positively impacted working capital from continuing operations from December 31, 2008 until September 30, 2009 are (i) an increase in cash of approximately $0.5 million, (ii) accrual of $1.0 million in additional contingent cash consideration associated with the acquisition of ACC and (iii) a decrease in accounts payable and accrued expenses of $1.9 million. Working capital from continuing operations from December 31, 2008 until September 30, 2009 was negatively impacted most significantly by the reclassification of our Term Loan A and B from long-term to short-term as a result of their June 30, 2010 maturity date, the accrual of additional contingent cash consideration associated with the acquisition of ACC and, to a lesser extent, a decrease in accounts receivable from continuing operations of $2.1 million due to improved collections.  At September 30, 2009 and December 31, 2008, we had accumulated deficits of $25.0 million and $28.1 million, respectively, and cash and cash equivalents of $3.9 million and $3.2 million, respectively.  Our cash balances are often significantly higher at the end of the month than at other times throughout the remainder of the month as a result of borrowings under our credit facility generally occurring toward the end of the month and timing of payments to vendors in the form of accounts payable, payroll and interest payments generally occurring at the beginning of the month.

Net cash provided by operating activities during the first nine months of 2009 totaled $0.7 million.  Our reported net income of $2.6 million included a gain on the sale of the Digitran Operations of $5.3 million, net of taxes of $1.9 million.  Significant non-cash adjustments to our net income from continuing operations for the nine months ended September 30, 2009 include (i) the amortization of debt discount and amortization of deferred financing costs which, on a combined basis, totaled $1.2 million, both of which are non-cash components of interest expense associated with our credit facility, (ii) depreciation and amortization expense which totaled $1.5 million, (iii) a non-cash impairment charge at our RO subsidiary for $0.6 million, and (iv) a change in fair value of common stock warrants which contributed $0.4 million as non-cash component of net income.  Significant uses of cash associated with operating activities during the nine month period ended September 30, 2009 included a decrease in accounts payable and accrued liabilities by approximately $1.9 million, in part due to payments made on previously accrued amounts related to the sale of the Digitran Operations and timing of vendor payments.  The primary source of cash associated with operating activities during the nine month period was a decrease in accounts receivable, which decreased by approximately $2.1 million, due primarily to increased efforts to collect outstanding balances on a more timely basis.

Cash generated from our investing activities during the first nine months of 2009 totaled $10.2 million. This amount consisted primarily of net cash proceeds generated by the March 2009 sale of our Digitran Operations, all of which was used to partially repay the $13 million in term debt that we incurred in connection with our purchase of ACC in August 2008.

Cash used in financing activities during the first nine months of 2009 totaled $11.3 million, which consisted of $11.2 million in repayments of principal owed on long term debt and notes to stockholders, offset by $0.1 million in net borrowings on our revolving credit facility.

As of September 30, 2009, we had outstanding borrowings of $4.0 million under the revolving loan portion of our credit facility.  At September 30, 2009, we had remaining actual availability under a formula-based calculation of $3.0 million under the credit facility.  Actual remaining availability represents the additional amount we were eligible to borrow as of September 30, 2009.  The full $7 million available under our revolving line of credit fluctuates periodically throughout each month depending on timing of borrowings and repayments.

In addition to the revolving lines of credit, at September 30, 2009, we had long-term loans and capitalized lease and equipment loan obligations totaling $12.1 million, the current portion of which loans and obligations totaled $8.9 million.  We also had $1.3 million in contingent cash payments and cash adjustments due to the sellers of ACC, which payments are due on or before November 21, 2009.

Our backlog from continuing operations decreased to $27.2 million as of September 30, 2009 as compared to $33.0 million as of December 31, 2008. The decrease is due to the reduction of backlog at all of our electronic devices business units as we satisfied existing contracts during the first nine months of 2009.  We experienced a slight increase in backlog at our U.S. communications equipment business unit associated with new orders for telecommunications test equipment.  The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. Our backlog as of September 30, 2009 was approximately 92% related to our electronic devices business, which business tends to provide us with long lead-times for our manufacturing processes due to the custom nature of the products, and approximately 8% related to our communications equipment business, which business tends to deliver standard or modified standard products from stock as orders are received. We believe that the majority of our current backlog will be shipped within the next 12 months.  However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

We and our direct subsidiaries, EEC, CXR Larus, RO and ACC are parties to a Credit Agreement, as amended, with the Lender, providing for a credit facility in the aggregate amount of $26,000,000.  As of September 30, 2009, we owed a total of $12.7 million under the terms of the credit facility.

The credit facility currently consists of (i) a revolving loan for up to $7 million that expires on June 30, 2010 (the “Revolver”), and (ii) two term loans (Term Loan A and Term Loan B) with an aggregate net outstanding principal amount of $8.5 million as of November 1, 2009. The term loans require remaining combined scheduled principal payment of $150,000 on December 1, 2009 and approximately $287,000 commencing on January 1, 2010 and continuing on the first day of each of the 5 consecutive months thereafter.  The facility also requires monthly interest payments and a final balloon payment of principal upon maturity on June 30, 2010.  Total remaining aggregate principal payments on Term Loan A and Term Loan B are $150,000 in 2009 and $8.4 million in 2010.

The Revolver is formula-based and generally provides that the outstanding borrowings under the line of credit may not exceed an aggregate of 85% of eligible accounts receivable, plus 10% of the value of eligible raw materials not to exceed $600,000, plus 50% of the value of eligible finished goods inventory not to exceed $1,500,000, minus the aggregate amount of reserves that may be established by the Lender.  The Revolver has a maturity date of June 30, 2009.

Interest on the Revolver is payable monthly.  The interest rate is variable and is adjusted monthly based on the prime rate as published in the “Money Rates” column of The Wall Street Journal (the “Base Rate”) plus 1.25%, subject to a minimum rate of 9.5% per annum.  The Revolver is subject to various financial covenants on a consolidated basis, including the following: EBITDA, as defined by the Credit Agreement, measured on a fiscal quarter-end basis, must not be less than $250,000 for the period ended September 30, 2009, $550,000 for the period ended December 31, 2009 and $1,450,000 for the period ended March 31, 2010; the leverage ratio, as defined by the Credit Agreement, measured quarterly, must not be greater than 1.70:1.00 for the period ended September 30, 2009, 1.50:1.00 for the period ended December 31, 2009 and 1.40:1.00 for the period ended March 31, 2010;  and liquidity, as defined by the Credit Agreement, measured quarterly, must not be less than $2,800,000 for the period ended December 31, 2009 and $2,700,000 for the period ended March 31, 2010.  Additionally, the Revolver is subject to the Borrowers not incurring capital expenditures (a) in excess of $600,000 for the fiscal year ending December 31, 2009, and (b) in excess of $1,800,000 for the fiscal year ending December 31, 2010.  Additionally, the Revolver is subject to the Borrowers not incurring unfinanced capital expenditures in excess of $62,500 in any fiscal quarter and the borrowers not incurring purchase money commitments in excess of $2 million over the life of the facility.  However, if the borrowers incur unfinanced capital expenditures of less than $62,500 in any fiscal quarter, the difference between the amount incurred in a certain fiscal quarter and

$62,500 maybe incurred in the two fiscal quarters immediately following such fiscal quarter. The Company was in compliance with all covenants at September 30, 2009.

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

Our current business plan requires additional funding beyond our anticipated cash flows from operations.  These and other factors described in more detail below raise substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to (i) raise $3 million in equity capital by December 31, 2009 as required under the terms of our credit facility, (ii) repay our credit facility on or prior to its maturity on June 30, 2010, (iii) obtain alternate financing to fund operations after June 30, 2009 and (iv) achieve profitable operations.

If our net losses continue, we may experience negative cash flow, which may prevent us from continuing operations.  Additionally, losses may result in a default on our debt covenants associated with the credit facility.  If we are not able to attain, sustain or increase profitability on a quarterly or annual basis, we may not be able to continue operations and our stock price may decline.

Currently, we are in the process of seeking alternate financing from a number of possible participants, including traditional lenders, equity participants and mezzanine lenders.  We have engaged financial advisors, Boenning & Scattergood, to assist in this regard.  Although we remain hopeful that we will be able to successfully raise at least $3 million in equity capital by December 31, 2009 and secure replacement financing on or prior to June 30, 2010, when our current credit facility matures, no assurances can be made that we will be successful in this regard.

If we cannot meet our obligations under our credit facility and if our lender does not waive or renegotiate these obligations, then we would be in default under the terms of our credit facility.

In the event of a default and continuation of a default, the lender may limit future availability under the Revolver and/or accelerate the payment of all principal balances and accrued interest requiring us to pay the entire indebtedness under the credit facility outstanding on that date.  As of November 1, 2009, $13.6 million was outstanding under the credit facility. We do not have the ability to pay this amount if the lender accelerated the payment of the outstanding amount under the credit facility upon a default.

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

If we are unable to (i) raise the requisite amount of equity capital by December 31, 2009 as required under the terms of our credit facility, (ii) continue to borrow funds under the terms of the Revolver, for any reason, through June 30, 2010, or (iii) obtain alternate financing to replace our credit facility prior to June 30, 2010, we do not believe that current and future capital resources, revenues generated from operations and other existing sources of liquidity will be adequate to meet our anticipated short term, working capital and capital expenditures needs for the next 12 months.  Further, if for any reason, we are not able to continue to borrow funds under the terms of the Revolver or if we experience a significant loss of revenue or increase in costs, then our cash flow would be negatively impacted resulting in a cash flow deficit which, in turn, will require us to obtain additional or alternate financing, with little or no notice.  These potential financing needs could be met in the form of a revised debt structure with our current lender, additional or new financing with another lender or lenders, the sale of assets to generate cash or the sale of additional equity to raise capital.  Failure to secure additional or alternate financing, if and when needed, would have an adverse effect on our operations and/or ability to do business after that date or could restrict our growth, limit the development of new products, or hinder our ability to fulfill existing or future orders.

If we are unsuccessful in securing the necessary financing to continue operations, when needed, then we may be forced to seek protection under the U.S. Bankruptcy Code or be forced into liquidation or substantially restructuring or altering our business operations and/or debt obligations.

Effects of Inflation

The impact of inflation and changing prices has not been significant on the financial condition or results of operations of either our company or our operating subsidiaries.

Impacts of New Accounting Pronouncements

FASB Accounting Standards Codification.™  On September 30, 2009, we adopted changes issued by the Financial Accounting Standards Board (“FASB”) to the authoritative hierarchy of Generally Accepted Accounting Principles (“GAAP”).  These changes establish the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates.  Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification.  These changes and the Codification itself do not change GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on our consolidated financial statements.

Fair Value Measurements and Disclosure.  In January 2009, we adopted changes issued by the FASB to fair value accounting and reporting as it relates to non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis.  These changes define fair value, establish a framework for measuring fair value in GAAP and expend disclosures about fair value measurements.  This guidance applies to other GAAP that require or permit fair value measurements and is to be applied prospectively with limited exceptions.  The adoption of these changes, as it relates to non-financial assets and liabilities, had no impact on our financial statements.

Business Combinations.  On January 1, 2009, we adopted an update to existing accounting standards for business combinations.  The update, which retains the underlying concepts of the original standard in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, changes the method of applying the acquisition method.  Acquisition costs are no longer considered part of the fair value of an acquisition and will generally be expensed as incurred, non-controlling interests are valued at fair value at the acquisition date, in-process research and development is recorded at fair value as an indefinite-lived intangible asset at the acquisition date, restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

In April 2009, the FASB issued a further update in relation to accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies, which amends the previous guidance to require contingent assets acquired and liabilities assumed in a business combination to be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the measurement period.  If fair value cannot be reasonably estimated during the measurement period, the contingent asset or liability would be recognized in accordance with standards and guidance on accounting for contingencies and reasonable estimateion of the amount of a loss.  Further, this update eliminated the specific subsequent accounting guidance for contingent assets and liabilities without significantly revising the original guidance.  However, contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination would still be initially and subsequently measured at fair value.  These updates are applicable prospectively to business combinations for which the acquisition date is on or after January 1, 2009.  The adoption of these provisions will have an impact on accounting for any business acquired after January 1, 2009.

Derivatives and Hedging.  On January 1, 2009, we adopted changes issued by the FASB to disclosures about derivative instruments and hedging activities.  These changes require enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  Other than the required disclosures, the adoption of these changes had no impact on our consolidated financial statements.

On January 1, 2009, we adopted an update issued by the FASB to the accounting for instruments (or embedded features) indexed to an entity’s own stock.  These changes clarify the determination of whether an instrument (or embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under previously issued guidance.  The adoption of these changes resulted in the reclassification of certain of our outstanding warrants from stockholders’ equity to liabilities, which requires the warrants to be fair valued at each reporting period, with the changes in fair value recognized in our consolidated statement of operations.

Intangibles — Goodwill and Other.  On January 1, 2009, we adopted changes issued by the FASB to account for intangible assets.  These changes amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset outside of a business combination and the period of expected cash flows used to measure the fair value of an intangible asset in a business combination.  The adoption of these changes did not have an impact on our consolidated financial statements.

Financial Instruments.  On June 30, 2009, we adopted an update to accounting standards for disclosures about the fair value of financial instruments, which requires publicly-traded companies to provide disclosures on the fair value of financial instruments in the interim financial statements.  Other than the required disclosures, the adoption of this update had no impact on our consolidated financial statements.

Subsequent Events.  On June 30, 2009, we adopted changes issued by the FASB to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, otherwise known as “subsequent events.”  Specifically, these changes set forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements: (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financials statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The adoption of these changes did not have a material impact on our financial statements.

Fair Value Measurements and Disclosure.  In August 2009, the FASB issued an update to the fair value measurement guidance to clarify how an entity should measure liabilities at fair value.  The update reaffirms fair value is based on an orderly transaction between market participants, even though liabilities are infrequently transferred due to contractual or other legal restrictions.  However, identical liabilities traded in the active market should be used when available.  When quoted prices are not available, the quoted price of the identical liability traded as an asset, quoted prices for similar liabilities or similar liabilities traded as an asset, or another valuation approach should be used.  This update also clarifies that restrictions preventing the transfer of a liability should not be considered as a separate input or adjustment in the measurement of fair value.  We will adopt this update for fair value measurements of liabilities effective October 1, 2009, which we do not expect to have a material impact on our consolidated financial statements.

Revenue Recognition.  In October 2009, the FASB issued an update to existing guidance on revenue recognition for arrangements with multiple deliverables.  This update will allow companies to allocate consideration received for qualified separate deliverables using estimated selling prices for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable.  Additional disclosures discussing the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their deliver, and significant factors and estimates used to determine estimated selling prices are required.  We will adopt this update for new revenue arrangements entered into or materially modified beginning January 1, 2011.  We are still evaluating the impact, if any, this update may have on our consolidated financial statements.

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.               CONTROLS AND PROCEDURES.

Not applicable.

ITEM 4T.            CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2009 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

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

Our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2009 the following four material weaknesses existed:

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

Material Weaknesses and Related Remediation Initiatives

Set forth below is a summary of the various significant deficiencies which caused management to conclude that we had the four material weaknesses identified above.  Through the efforts of management, external consultants and our Audit Committee, we are currently in the process of executing specific action plans to remediate the material weaknesses identified above and discussed more fully below.  We expect to complete these various action plans by March 31, 2010.  If we are able to complete these actions by that date, we anticipate that all control deficiencies and material weaknesses will be remediated by June 30, 2010.

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

(4)           We did not maintain effective controls over recording and reporting the acceleration of certain components of our credit facility and the classification of the issuance of a note relating to a purchase price adjustment.  As a result of a review of our historical financial statements, management concluded that our controls over (a) recording the acceleration of certain components of our credit facility and (b) classifying the issuance of a note relating to a purchase price adjustment were not in accordance with GAAP.  Based upon this conclusion, the Audit Committee of our board of directors and our senior management decided, in the third quarter of 2009, to restate our historical financial statements for each of the quarterly periods ended March 31, 2009 and June 30, 2009.  Management evaluated the impact of this restatement on our assessment of our disclosure controls and procedures and concluded that the control deficiency that resulted in the incorrect (a) recording of the acceleration of certain components of our credit facility and (b) classification of the issuance of a note relating to a purchase price adjustment represented a material weakness.

Remediation of Internal Control Deficiencies and Expenditures

The above material weaknesses resulted in adjustments to our consolidated financial statements for the quarter ended March 31, 2009 and June 30, 2009.  In addition, it is reasonably possible that, if not remediated, one or more of the material weaknesses described above could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.

In addition to the developing specific action plans for each of the above material weaknesses, we are taking steps to unify the financial reporting of all of our divisions.  Accordingly, we are planning to implement a centralized consolidation software package which we believe will facilitate this process and will assist in the remediation of many of the above listed deficiencies.

In addition, our audit committee has authorized the hiring of additional temporary staff and/or the use of financial and information technology consultants, as necessary, to ensure that we have the depth and experience to remediate the above listed material weaknesses, including the implementation and monitoring of the appropriate level of control procedures related to all of our manufacturing locations and our corporate offices.  The audit committee will also work directly with management and outside consultants, as necessary to ensure that board level deficiencies are addressed.  We are uncertain at this time of the costs to remediate all of the above listed material weaknesses, however, we anticipate the cost to be in the range of $200,000 to $400,000 (including the cost of the consolidation software described above), most of which costs we expect to incur in the first half of 2010.  We cannot guarantee that the actual costs to remediate these deficiencies will not exceed this amount.

Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of September 30, 2009. Because the remedial actions require hiring of additional personnel, upgrading certain of our information technology systems, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weakness has been remediated.  We intend to continue to evaluate and strengthen our internal control over financial reporting systems. These efforts require significant time and resources.  If we are unable to establish adequate internal control over financial reporting systems, we may encounter difficulties in the audit or review of our financial statements by our independent registered public accounting firm, which in turn may have a material adverse effect on our ability to prepare financial statements in accordance with GAAP and to comply with our Commission reporting obligations.

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

There is substantial doubt as to our ability to continue as a going concern.  If we are unable to restructure our indebtedness and/or raise additional capital in a timely manner, we may voluntarily seek, or be forced to seek, protection under the U.S. Bankruptcy Code or be forced into liquidation or to substantially restructue or alter our business operations and/or debt obligations.

Our ability to continue as a going concern is dependent upon our ability to (i) raise $3 million in additional capital by December 31, 2009, (ii) pay off our credit facility prior to its maturity on June 30, 2010, (iii) obtain alternate financing to fund operations after June 30, 2010, and (iv) achieve profitable operations.

In addition, if we default on the terms of our credit facility, our lender may limit future availability under the Revolver and/or accelerate the payment of all principal balances and accrued interest requiring us to pay the entire indebtedness under the credit facility.

If we are (a) not be able to attain, sustain or increase profitability on a quarterly or annual basis, (b) not able to obtain alternate financing prior to June 30, 2010, or (c) default under the terms of the credit facility and the our lender were to limit future availability under the Revolver and/or accelerate the payment of all principal balances and accrued interest requiring us to pay the entire indebtedness under the credit facility, then our ability to continue operations will be adversely affected and we may voluntarily seek, or be forced to seek, protection under the U.S. Bankruptcy Code or be forced into liquidation or to substantially restructure or alter our business operations and/or debt obligations.  In addition, due to any or all of the reasons discussed above, we may cease to continue as a going concern.

If we cease to continue as a going concern, due to lack of available capital or otherwise, you may lose your entire investment in our company.

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

10.1

Amendment Number 5 to Loan Documents, dated August 14, 2009, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, RO Associates Incorporated, Advanced Control Components, Inc., Custom Control Components, Inc. and GVEC Resource IV Inc.(1)

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

(1) Filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for June 30, 2009 filed with the Securities and Exchange Commission on August 14, 2009 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMRISE CORPORATION

Dated: November 16, 2009	By:	/S/ CARMINE T. OLIVA
Carmine T. Oliva,
Chief Executive Officer

Dated: November 16, 2009	By:	/S/ D. JOHN DONOVAN
D. John Donovan, Chief Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS ATTACHED TO THIS REPORT

Number	Description

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002