Form 10-Q/A
period 2009-03-31
Emrise CORP
filed 2010-04-15
CIK 854852

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

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to Form 10-Q (“Amendment”) is to amend our Amendment No. 1 filing of a Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on October 2, 2009 (the “Amendment No. 1”), which amended our initial filing of a Quarterly Report on Form 10Q for the same period, filed with the SEC on May 15, 2009.

On April 15, 2010, we filed a Current Report on Form 8-K with the SEC disclosing that our audit committee concluded, based on information presented by its independent registered accounting firm, that an error in the computation and presentation of the Company’s income tax expense and liabilities had been made in our historical financial statements.   The change affects primarily the classification of income tax expense/benefit between discontinued operations and continuing operations and, to a lesser extent, the recording of Federal alternative minimum tax.

EMRISE (the “Company”) is the U.S. parent of both U.S. and foreign subsidiaries.  The Company’s credit facility, which includes term debt and a revolver, was structured such that the assets of all of the U.S. and U.K. subsidiaries were pledged as collateral and that those assets were to be included in the borrowing base for the revolver.  Additionally, the Company’s lender required that each of the foreign subsidiaries provide a guaranty on the credit facility.  During the course of the audit of our 2009 financial statements and as a result of the structure of the credit facility, the Company has determined that Internal Revenue Code (“IRC”) §956 requires adjustment of taxable income in each of the years since the inception of the credit facility because the earnings and profits of the foreign subsidiaries are considered deemed distributions to the U.S.  Although the Company has net operating loss carryforwards available to offset the resulting increases to its regular taxable income, the Company is subject to alternative minimum tax (“AMT”) because the carryforwards do not provide a complete offset in calculating AMT income.  The Company computed the AMT, applying the estimated foreign tax credits generated from application of IRC §956 that became available as offsets to the AMT obligation.  As a result, the Company is restating its financial statements for the interim period ended March 31, 2009 (the “Restatement”).  The impact of the Restatement is to reclassify tax expense from discontinued operations to continuing operations and to record an incremental AMT associated with the §956 income.  In light of the Restatement, the financial statements and other financial information included in the Amendment No. 1 are being restated in this Amendment.  This restatement affected Item 1, Financial Statements and related disclosures in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations as it relates to income taxes, income from discontinued operations and liquidity.

Since the changes to our 10-Q are limited to the tax related issues described above, our Form 10-Q/A Amendment No. 2 for the period ended March 31, 2009 amends and restates Part I and Part II, Item 6 in its entirety as set forth in this document.

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
	(Restated)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,629	$3,242
Accounts receivable, net of allowances for doubtful accounts of $427 at March 31, 2009 and $501 at December 31, 2008	9,475	10,333
Inventories, net	12,300	12,501
Current deferred tax assets	175	271
Prepaid and other current assets	1,375	1,283
Current assets of discontinued operations	—	2,724
Total current assets	26,954	30,354

Property, plant and equipment, net	2,768	2,990
Goodwill	9,544	9,657
Intangible assets other than goodwill, net	6,344	6,618
Deferred tax assets	1,916	2,191
Other assets	427	683
Noncurrent assets of discontinued operations	—	1,130
Total assets	$47,953	$53,623

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,739	$4,625
Accrued expenses	6,454	6,939
Line of credit	4,068	4,084
Current portion of long-term debt	1,985	5,121
Notes payable to stockholders, current portion	500	542
Income taxes payable	1,165	451
Other current liabilities	357	357
Current liabilities of discontinued operations	—	664
Total current liabilities	20,268	22,783

Long-term debt, net of discount of $594 and $980, respectively	6,828	13,479
Notes payable to stockholders, less current portion	125	250
Deferred income taxes	1,927	2,203
Warrant liability	880	—
Other liabilities	476	503
Noncurrent liabilities of discontinued operations	—	401
Total liabilities	30,504	39,619

Commitments and contingencies

Stockholders’ equity:
Preferred stock,$0.01 par value. Authorized 10,000,000 shares, zero shares issued and outstanding	—	—
Common stock,$0.0033 par value. Authorized 150,000,000 shares; 10,204,079 shares issued and outstanding at March 31, 2009 and December 31, 2008	126	126
Additional paid-in capital	43,359	44,806
Accumulated deficit	(22,791)	(28,101)
Accumulated other comprehensive loss	(3,245)	(2,827)
Total stockholders’ equity	17,449	14,004
Total liabilities and stockholders’ equity	$47,953	$53,623

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2009	2008
	(Restated)
Net Sales	$14,213	$10,643
Cost of Sales	9,256	7,203
Gross profit	4,957	3,440

Operating expenses:
Selling, general and administrative	4,547	3,538
Engineering and product development	522	503
Total operating expenses	5,069	4,041
Loss from operations	(112)	(601)

Other income (expense):
Interest income	46	18
Interest expense	(1,556)	(584)
Other, net	(42)	(17)
Total other expense, net	(1,552)	(583)

Loss before income taxes	(1,664)	(1,184)
Income tax provision	194	84
Loss from continuing operations	(1,858)	(1,268)
Discontinued operations:
Income from discontinued operations including gain on sale of $7,224	7,402	371
Tax provision on discontinued operations	707	—
Net income from discontinued operations	6,695	371

Net Income (loss)	$4,837	$(897)

Earnings (loss) per share:
Basic	$0.47	$(0.09)
Diluted	$0.47	$(0.09)

Weighted average shares outstanding
Basic	10,204	10,204
Diluted	10,204	10,204

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity

(Restated)

(Unaudited)
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance at December 31, 2008	10,204	$126	$44,806	$(28,101)	$(2,827)	$14,004
Cumulative effect of change in accounting principle due to adoption of EITF 07-5	—	—	(1,483)	473	—	(1,010)
Stock-based compensation	—	—	34	—	—	34
Warrants issued for services	—	—	2	—	—	2
Net loss and comprehensive loss	—	—	—	4,837	(418)	4,419
Balance at March 31, 2009	10,204	$126	$43,359	$(22,791)	$(3,245)	$17,449

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2009	2008
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$4,837	$(897)
Adjustments to arrive at net loss from continuing operations	(6,695)	(371)
Net loss from continuing operations	(1,858)	(1,268)
Reconciliation to net cash provided by (used in) operating activities:
Depreciation and amortization	490	270
Provision for doubtful accounts	66	(41)
Provision for inventory obsolescence	148	186
Provision for warranty reserve	17	(103)
Deferred taxes	14	(4)
Amortization of deferred issuance costs	405	108
Amortization of debt discount	386	108
Stock-based compensation expense	34	18
Warrants issued for services	2	2
Change in common stock warrant value	(130)	—
Changes in assets and liabilities:
Accounts receivable	801	90
Inventories	141	(1,052)
Prepaid and other assets	117	142
Accounts payable and accrued expenses	(872)	97
Operating cash flow used in continuing operations	(239)	(1,447)
Operating cash flow provided by discontinued operations	1,330	402
Net cash provided by (used in) operating activities	1,091	(1,045)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4)	(28)
Additions to intangible assets	—	—
Investing cash flow used in continuing operations	(4)	(28)
Investing cash flow provided by discontinued operations including proceeds from sale of subsidiary operations, net of cash	10,050	(20)
Net cash provided by (used in) investing activities	10,046	(48)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of lines of credit	(16)	(248)
Repayments of long-term debt	(10,200)	(75)
Payments of notes to stockholders	(168)	(146)
Net cash used in financing activities	(10,384)	(469)

Effect of exchange rate changes on cash	(545)	252
Net increase (decrease) in cash and cash equivalents	208	(1,310)
Cash and cash equivalents at beginning of period	3,421	4,764
Cash and cash equivalents at end of period	$3,629	$3,454

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of equipment through capital lease	$22	$453
Cumulative effect of change in accounting principle - reclassification of common stock warrants to liability upon adoption of EITF 07-5	$473	$—

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

	Three Months Ended
	March 31,
	2009	2008
	(Restated)
Net income (loss)	$4,837	$(897)
Other comprehensive income (loss):
Foreign currency translation adjustment	(418)	226
Comprehensive income (loss)	$4,419	$(671)

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

	Three Months Ended
	March 31,
	2009	2008
	(Restated)
NUMERATOR:
Net income (loss)	$4,837	$(897)

DENOMINATOR:
Basic weighted average common shares outstanding	10,204	10,204
Effect of dilutive securities:
Dilutive stock options and warrants	—	—
Diluted weighted average common shares outstanding	10,204	10,204

Basic income (loss) per share	$0.47	$(0.09)

Diluted income (loss) per share	$0.47	$(0.09)

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

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Amendment No. 1, previously filed on October 2, 2009

The financial statements as of and for the period ended March 31, 2009 have been restated to correct an error in accounting treatment for certain transactions.  The Company used $7.0 million of the proceeds of the sale of the Digitran Operations on March 20, 2009 to repay a portion of the Term Loan B (as defined in Note 12 below).  The Company did not properly accelerate the pro-rata portion of the deferred financing costs and debt discount associated with its credit facility related to the repayment. As a result, the Company is restating its financial statements for the interim period ended March 31, 2009. As a result of the partial repayment on Term Loan B, a pro-rata portion of the balance of deferred financing costs and debt discount were accelerated and are reflected as an adjustment of $541,000 to interest expense in the accompanying Condensed Consolidated Statements of Operations for the period ended March 31, 2009.  The adjustment also impacted the net carrying value of long term debt by $259,000 and other various balance sheet items.

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

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Statement of Operations

	Three Months Ended
	March 31, 2009
	As reported	Adjustment	Restated

Interest expense	$(1,015)	$(541)	$(1,556)

Pre-tax income	$(1,123)	$(541)	$(1,664)

Provision (benefit) for income taxes	(350)	(153)	(503)

Net income	$5,273	$(388)	$4,885

Earnings (loss) per share:
Basic	$0.52	$(0.04)	$0.48
Diluted	$0.52	$(0.04)	$0.48

Weighted average shares outstanding
Basic	10,204	10,204	10,204
Diluted	10,204	10,204	10,204

Statement of Cash Flows

	Three Months Ended
	March 31, 2009
	As reported	Adjustment	Restated

Net income (loss)	$5,273	$(388)	$4,885

Net loss from continuing operations	$(773)	$(388)	$(1,161)

Reconciliation to net cash used in operating activities
Amortization of deferred issuance costs	$123	$282	$405
Amortization of debt discount	$127	$259	$386

Changes in assets and liabilities
Accounts payable and accrued expenses	$(767)	$(153)	$(920)

Amendment No. 2

The financial statements as of and for the period ended March 31, 2009 have been restated to correct an error in the computation and presentation of the Company’s income tax expense and liabilities.  The Company is the U.S. parent of both U.S. and foreign subsidiaries.  The Company’s credit facility (as described in Notes 11 and 12) was structured such that the assets of all of the U.S. and U.K. subsidiaries were pledged as collateral and that those assets be included in the borrowing base for the revolver.  Additionally, the Lender required that each of the foreign subsidiaries provide a guaranty on the credit facility.  During the audit of the Company’s 2009 financial statements and as a result of this structure, the Company has determined that Internal Revenue Code (“IRC”) §956 requires adjustment of taxable income in each of the years since the inception of the credit facility.  Although the Company has net operating loss carryforwards available to offset the resulting increases to its regular taxable income, the Company is subject to alternative minimum tax (“AMT”) because the carryforwards do not provide a complete offset in calculating AMT income.  The Company computed the AMT, applying the estimated foreign tax credits generated from application of IRC §956 that became available as offsets to the AMT obligation.  As a result, the Company is restating its financial statements for the interim period ended March 31,

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2009.  The impact of this restatement is to reclassify tax expense from discontinued operations to continuing operations and record the incremental AMT associated with the §956 income.

The following table illustrates the correction as it is associated with certain line items in the financial statements (in thousands):

Balance Sheet

	March 31, 2009
	As reported in
	Amendment 1	Adjustment	Restated

Income taxes payable	$1,117	$48	$1,165

Total current liabilities	$20,220	$48	$20,268

Total liabilities	$30,456	$48	$30,504

Accumulated deficit	$(22,743)	$(48)	$(22,791)

Total stockholder’s equity	$17,497	$(48)	$17,449

Total liabilities and stockholder’s equity	$47,953	$—	$47,953

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Statement of Operations

	Three Months Ended
	March 31, 2009
	As reported in
	Amendment 1	Adjustment	Restated

Pre-tax loss	$(1,664)	$—	$(1,664)
Provision (benefit) for income taxes	(503)	697	194
Loss from continuing operations	(1,161)	(697)	(1,858)
Discontinued operations:
Income from discontinued operations	7,402	—	7,402
Tax provision on discontinued operations	1,356	(649)	707
Net gain on discontinued operations	6,046	649	6,695

Net income	$4,885	$(48)	$4,837

Earnings (loss) per share:
Basic	$0.48	$(0.01)	$0.47
Diluted	$0.48	$(0.01)	$0.47

Weighted average shares outstanding
Basic	10,204	—	10,204
Diluted	10,204	—	10,204

Statement of Cash Flows

	Three Months Ended
	March 31, 2009
	As reported in
	Amendment 1	Adjustment	Restated

Net income (loss)	$4,885	$(48)	$4,837
Adjustments to arrive at net loss from continuing operations	(6,046)	(649)	(6,695)
Net loss from continuing operations	(1,161)	(697)	(1,858)

Changes in assets and liabilities
Accounts payable and accrued expenses	$(920)	$48	$(872)

Operating cash flow provided by (used in) continuing operations	$410	$(649)	$(239)

Operating cash flow provided by discontinued operations	$681	$649	$1,330

NOTE 3 — LIQUIDITY, AS RESTATED

The Company reported $4.8 million of net income for the quarter ended March 31, 2009.  Included in this net income was a $6.5 million gain (net of tax of $0.7 million) on the disposition of the Digitran Operations (see Note 5).  Absent this gain, the Company would have incurred a $1.7 million net loss.  If the Company’s net losses continue, it may experience negative cash flow, which may hamper current operations and may prevent the Company from expanding its business.  Additionally, such losses may result in a default on the Company’s debt covenants associated with its credit facility.  The Company may be unable to attain, sustain or increase

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

profitability on a quarterly or annual basis in the future. If the Company does not achieve, sustain or increase profitability, its stock price may decline.  Additionally, the Company has agreed with its lender to raise at least $2 million in net proceeds through the sale of the Company’s and/or its subsidiaries’ stock by no later than September 30, 2009.  Under the terms of the Company’s credit facility, the Company is obligated to remit to its lender $500,000 with respect to the first $2,000,000 of net cash proceeds received in connection with the sale of stock, 50% of the next $1,000,000 of net cash proceeds received in connection with the sale of stock, and 30% of the net cash proceeds in excess of the first $3,000,000 received in connection with the sale of stock.  The Company is currently evaluating a number of options to meet this obligation under its credit facility, including a possible refinancing of the entire facility.  Given current economic and financial market conditions even a small equity raise could prove difficult (see Note 12).

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

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the results from discontinued operations for the three months ended March 31, 2009 and 2008 (in thousands):

	2009	2008
	(Restated)

Net Sales	$1,478	$1,604

Income from operations	$178	$371
Gain on sale of Digitran Operations (net of tax of $707)	6,517	—
Net Income	$6,695	$371

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

NOTE 10 — INCOME TAXES, AS RESTATED

The effective tax rate for the three month period ended March 31, 2009 was different than the 34% U.S. statutory rate primarily because the Company’s foreign entities generate a tax obligation and related tax expense as a result of their net income, which cannot be offset by U.S. tax loss carryforwards.

The Company’s business is subject to regulation under a wide variety of U.S. federal, state and foreign tax laws, regulations and policies.  The majority of the Company’s foreign subsidiaries have earnings and profits that are reinvested indefinitely.  However, under the credit facility described in Notes 11 and 12 the foreign subsidiaries have issued guarantees on the credit facility and, as a result, under IRC §956 have been deemed to distribute these earnings to fund U.S. operations.  This has resulted in U.S. federal taxable income and an increase in U.S. tax liability, which has been reduced through utilization of available net operating loss carryforwards and foreign tax credits.

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

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Income tax expense

Income tax expense amounted to $0.2 million for the three months ended March 31, 2009 compared to income tax expense of $0.1 million for the same period of 2008.  The company recorded income tax expense incurred primarily as the result of foreign income tax on foreign earned profits in Europe and Japan and New Jersey state income taxes on income generated by ACC.

The Company has exhausted a significant portion of its net operating losses available to be carried forward into future periods and, as a result, any income from operations and/or gain on sales of assets could result in significant tax obligations.

Net gain on discontinued operations

In connection with the sale of our Digitran Operations on March 20, 3009, we reported income from our discontinued Digitran Operations of $7.4 million during the first quarter of 2009, which includes a $7.2 million gain on the sale of assets.  In the first quarter of 2008, these operations contributed comparative income of $0.2 million.  In connection with this sale and the income generated from the discontinued operations, we recorded a tax provision of $0.7 million, during the first quarter of 2009, and no tax provision in connection with these operations during the first quarter of 2008.

Net income (loss)

We reported net income of $4.8 million in the first quarter of 2009 and a net loss of $0.9 million in the first quarter of 2008.  Included in net income in the first quarter of 2009 was a $7.2 million gain on the sale of Digitran, approximately $0.3 million in inventory write downs, and approximately, $0.5 million in accelerated amortization of deferred financing costs and debt discount associated with the partial repayment of our Term Loan B, $0.2 million in short-term exchange rate losses associated with the volatility of the U.S. dollar to the British pound sterling and euro on the current portion of certain assets and liabilities.  Excluding the one-time gain reported in the first quarter of 2009, we anticipate net income (loss) to improve in future quarters, due in large part to the recent restructuring efforts being completed, and also due to lower anticipated interest expense in future quarters due to our significant reduction of debt by approximately $10 million during the first quarter of 2009.

Liquidity and Capital Resources

In making an assessment of our liquidity, we believe that the items in our financial statements that are most relevant to our ongoing operations are working capital, cash generated from operating activities and cash available from financing activities.  During the first quarter of 2009, we funded our daily cash flow requirements through funds provided by operations and through borrowings under our credit facility with GVEC Resource IV Inc. (“GVEC” or the “Lender”).  Working capital was $6.7 million at March 31, 2009 as compared to $7.6 million at December 31, 2008. The decrease in working capital is primarily due to the sale of our Digitran Operations, which had net current assets of $2.6 million at March 20, 2009.  At March 31, 2009 and December 31, 2008, we

had accumulated deficits of $22.8 million and $28.1 million, respectively, and cash and cash equivalents of $3.6 million and $3.4 million, respectively.

Net cash generated in operating activities during the first quarter of 2009 totaled $1.1 million.  Our reported net income of $4.8 million included a gain on the sale of assets of $7.2 million.  Significant non-cash adjustments to our first quarter net income include (i) the amortization of debt discount and amortization of deferred financing cost which, on a combined basis, totaled $0.8 million during the quarter, both of which are non-cash components of interest expense associated with our credit facility and (ii) depreciation and amortization expense which totaled $0.5 million.  Significant sources and uses of cash associated with operating activities during the quarter included a decrease in accounts payable and accrued expenses which used cash of $0.9 million.  The lower accrued expenses are due primarily to payments for previously accrued amounts offset in part by higher tax accruals associated with the sale of our Digitran Operations in March 2009.  Accounts payable is higher due to increased purchases to support higher anticipated shipments, especially at our ACC subsidiary, and also due to timing of payments.  In addition, during the quarter, our accounts receivable decreased by approximately $0.8 million, due to collections being received on our higher fourth quarter 2008 shipments and also due to increased efforts to collect outstanding balances on a more timely basis.

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

Management assessed and evaluated the effectiveness of our internal control over financial reporting as of March 31, 2009. Based on the results of management’s assessment and evaluation, our Chief Executive Officer and Vice President Finance and Administration concluded that as of March 31, 2009 the following five material weaknesses in our internal control over financial reporting existed:

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

(5)                                  We did not maintain a sufficient level of resources within our accounting department.

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

(5)           We are a relatively complex company with operations conducted in multiple countries, multiple currencies and multiple languages.  We have divested four separate operations in the past 18 months, acquired a large subsidiary during the same time, and we are in the process of divesting additional assets in order to repay our current obligations.  All of these transactions give rise to complex accounting and tax treatments.  Our finance team is a relatively small but experienced staff. Although we believe the accounting staff are qualified to perform their functions, due to reasons above, the quantity of staff may be insufficient to deal with the work load and complexities created, which could result in material misstatements to our financial statements.

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

EMRISE CORPORATION

Dated: April 15, 2010	By:	/S/ CARMINE T. OLIVA
Carmine T. Oliva, Chief Executive Officer

Dated: April 15, 2010	By:	/S/ D. JOHN DONOVAN
D. John Donovan, Chief Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS ATTACHED TO THIS REPORT

Number	Description
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Vice President Finance and Administration Pursuant to 18 U.S.C. Section 350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002