Form 10-Q/A
period 2009-06-30
Emrise CORP
filed 2010-04-15
CIK 854852

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

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to Form 10-Q (“Amendment”) is to amend our Amendment No. 1 filing of a Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, filed with the Securities and Exchange Commission (“SEC”) on October 2, 2009 (the “Amendment No. 1”), which amended our initial filing of a Quarterly Report on Form 10Q for the same period, filed with the SEC on August 14, 2009.

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

EMRISE (the “Company”) is the U.S. parent of both U.S. and foreign subsidiaries.  The Company’s credit facility, which includes term debt and a revolver, was structured such that the assets of all of the U.S. and U.K. subsidiaries were pledged as collateral and that those assets were to be included in the borrowing base for the revolver.  Additionally, the Company’s lender required that each of the foreign subsidiaries provide a guaranty on the credit facility.  During the course of the audit of our 2009 financial statements and as a result of the structure of the credit facility, the Company has determined that Internal Revenue Code (“IRC”) §956 requires adjustment of taxable income in each of the years since the inception of the credit facility because the earnings and profits of the foreign subsidiaries are considered deemed distributions to the U.S.  Although the Company has net operating loss carryforwards available to offset the resulting increases to its regular taxable income, the Company is subject to alternative minimum tax (“AMT”) because the carryforwards do not provide a complete offset in calculating AMT income.  The Company computed the AMT, applying the estimated foreign tax credits generated from application of IRC §956 that became available as offsets to the AMT obligation.  As a result, the Company is restating its financial statements for the interim period ended June 30, 2009 (the “Restatement”).  The impact of the Restatement is to reclassify tax expense from discontinued operations to continuing operations and to record an incremental AMT associated with the §956 income.  In light of the Restatement, the financial statements and other financial information included in the Amendment No. 1 are being restated in this Amendment.  This restatement affected Item 1, Financial Statements and related disclosures in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations as it relates to income taxes, income from discontinued operations and liquidity.

Since the changes to our 10-Q are limited to the tax related issues described above, our Form 10-Q/A Amendment No. 2 for the period ended June 30, 2009 amends and restates Part I and Part II, Item 6 in its entirety as set forth in this document.

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
	(Restated)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,832	$3,242
Accounts receivable, net of allowances for doubtful accounts of $221 at June 30, 2009 and $501 at December 31, 2008	9,373	10,333
Inventories, net	12,916	12,501
Current deferred tax assets	323	271
Prepaid and other current assets	1,302	1,283
Current assets of discontinued operations	—	2,724
Total current assets	28,746	30,354

Property, plant and equipment, net	2,761	2,990
Goodwill	13,368	9,657
Intangible assets other than goodwill, net	6,070	6,618
Deferred tax assets	1,798	2,191
Other assets	302	683
Noncurrent assets of discontinued operations	—	1,130
Total assets	$53,045	$53,623

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,042	$4,625
Accrued expenses	6,511	6,939
Line of credit	5,612	4,084
Current portion of long-term debt	1,974	5,121
Notes payable to stockholders, current portion	802	542
Income taxes payable	858	451
Other current liabilities	649	357
Current liabilities of discontinued operations	—	664
Total current liabilities	21,448	22,783

Long-term debt, net of discount of $505 and $980, respectively	6,892	13,479
Notes payable to stockholders, less current portion	2,959	250
Deferred income taxes	1,927	2,203
Warrant liability	587	—
Other liabilities	449	503
Noncurrent liabilities of discontinued operations	—	401
Total liabilities	34,262	39,619

Commitments and contingencies

Stockholders’ equity:
Preferred stock,$0.01 par value. Authorized 10,000,000 shares, zero shares issued and outstanding	—	—
Common stock,$0.0033 par value. Authorized 150,000,000 shares; 10,213,412 and 10,204,079 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	126	126
Additional paid-in capital	43,407	44,806
Accumulated deficit	(23,296)	(28,101)
Accumulated other comprehensive loss	(1,454)	(2,827)
Total stockholders’ equity	18,783	14,004
Total liabilities and stockholders’ equity	$53,045	$53,623

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Restated)		(Restated)
Net Sales	$14,270	$12,022	$28,483	$22,665
Cost of Sales	8,811	8,309	18,067	15,512
Gross profit	5,459	3,713	10,416	7,153

Operating expenses:
Selling, general and administrative	4,347	3,529	8,894	7,067
Engineering and product development	716	608	1,238	1,111
Total operating expenses	5,063	4,137	10,132	8,178
Income (loss) from operations	396	(424)	284	(1,025)

Other income (expense):
Interest income	23	23	69	41
Interest expense	(842)	(604)	(2,398)	(1,188)
Other, net	210	120	168	103
Total other expense, net	(609)	(461)	(2,161)	(1,044)

Loss before income taxes	(213)	(885)	(1,877)	(2,069)
Income tax provision (benefit)	178	(4)	372	80
Loss from continuing operations	(391)	(881)	(2,249)	(2,149)
Discontinued operations:
Income (loss) from discontinued operations including gain on sale of $7,110 YTD	(114)	625	7,288	996
Tax provision (benefit) on discontinued operations	—	—	707	—
Net income (loss) from discontinued operations	(114)	625	6,581	996

Net Income (loss)	$(505)	$(256)	$4,332	$(1,153)

Earnings (loss) per share:
Basic	$(0.05)	$(0.03)	$0.42	$(0.11)
Diluted	$(0.05)	$(0.03)	$0.42	$(0.11)

Weighted average shares outstanding
Basic	10,205	10,204	10,205	10,204
Diluted	10,205	10,204	10,205	10,204

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity

(Restated)

(Unaudited)
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance at December 31, 2008	10,204	$126	$44,806	$(28,101)	$(2,827)	$14,004
Cumulative effect of change in accounting principle due to adoption of EITF 07-5	—	—	(1,483)	473	—	(1,010)
Stock option exercises	9	—	7	—	—	7
Stock-based compensation	—	—	75	—	—	75
Warrants issued for services	—	—	2	—	—	2
Net income and comprehensive income	—	—	—	4,332	1,373	5,705
Balance at June 30, 2009	10,213	$126	$43,407	$(23,296)	$(1,454)	$18,783

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION
Condensed Consolidated Statements of Cash Flows

(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2009	2008
	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$4,332	$(1,153)
Adjustments to arrive at net loss from continuing operations	(6,581)	(996)
Net loss from continuing operations	(2,249)	(2,149)
Reconciliation to net cash used in operating activities:
Depreciation and amortization	980	506
Provision for doubtful accounts	69	(46)
Provision for inventory obsolescence	258	522
Provision for warranty reserve	(48)	8
Deferred taxes	(292)	(113)
Amortization of deferred issuance costs	519	216
Amortization of debt discount	475	216
Stock-based compensation expense	77	33
Change in common stock warrant value	(423)	—
Changes in assets and liabilities:
Accounts receivable	936	559
Inventories	(975)	(734)
Prepaid and other assets	(156)	(54)
Accounts payable and accrued expenses	(1,011)	(527)
Operating cash flow used in continuing operations	(1,840)	(1,563)
Operating cash flow provided by discontinued operations	1,331	928
Net cash used in operating activities	(509)	(635)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(14)	(50)
ACC purchase price adjustment	145	—
Investing cash flow provided by (used in) continuing operations	131	(50)
Investing cash flow provided by (used in) discontinued operations including proceeds from sale of subsidiary operations, net of cash	10,050	(37)
Net cash provided by (used in) investing activities	10,181	(87)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of lines of credit	1,528	(1,950)
Repayments of long-term debt	(10,288)	(143)
Payments of notes to stockholders	(293)	(271)
Proceeds from exercise of stock options and warrants	7	—
Net cash used in financing activities	(9,046)	(2,364)
Effect of exchange rate changes on cash	785	264
Net increase (decrease) in cash and cash equivalents	1,411	(2,822)
Cash and cash equivalents at beginning of period	3,421	4,764
Cash and cash equivalents at end of period	$4,832	$1,942

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of equipment through capital lease	$74	$453
Cumulative effect of change in accounting principle - reclassification of common stock warrants to liability upon adoption of EITF 07-5	$473	$—
Issuance of notes relating to ACC purchase adjustment	$3,116	$—

 The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, AS RESTATED

Organization and Business

EMRISE Corporation (the “Company”) designs, manufactures and markets proprietary electronic devices and communications equipment for aerospace, defense, industrial, and communications applications. The Company has operations in the United States (“U.S.“), England and France.  The Company conducts its business through two operating segments: electronic devices and communications equipment. The subsidiaries within the electronic devices segment design, develop, manufacture and market electronic devices for defense, aerospace and industrial markets and operate out of facilities located in the U.S. and England.  The subsidiaries within the communications equipment segment design, develop, manufacture and market network access equipment, including network timing and synchronization products and operate out of facilities located in the U.S. and France.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Restated)		(Restated)
Net income (loss)	$(505)	$(256)	$4,332	$(1,153)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,791	(3)	1,373	223
Comprehensive income (loss)	$1,286	$(259)	$5,705	$(930)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Restated)		(Restated)
NUMERATOR:
Net income (loss)	$(505)	$(256)	$4,332	$(1,153)

DENOMINATOR:
Basic weighted average common shares outstanding	10,205	10,204	10,205	10,204
Effect of dilutive securities:
Dilutive stock options and warrants	—	—	—	—
Diluted weighted average common shares outstanding	10,205	10,204	10,205	10,204

Basic income (loss) per share	$(0.05)	$(0.03)	$0.42	$(0.11)

Diluted income (loss) per share	$(0.05)	$(0.03)	$0.42	$(0.11)

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

		Range of
	Number of	Exercise Price
	Shares	Per Share

Anti-dilutive common stock options:
As of June 30, 2009	651,000	$1.53 — $7.50
As of June 30, 2008	282,000	$0.75 — $7.50

Anti-dilutive common stock warrants:
As of June 30, 2009	1,804,000	$4.31 — $6.49
As of June 30, 2008	1,798,000	$4.13 — $6.49

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

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Amendment No. 1, previously filed on October 2, 2009

The financial statements as of and for the period ended June 30, 2009 have been restated to correct an error in accounting treatment for certain transactions.  The Company used $7.0 million of the proceeds of the sale of the Digitran Operations on March 20, 2009 to repay a portion of the Term Loan B (as defined in Note 12 below).  The Company did not properly accelerate the pro-rata portion of the deferred financing costs and debt discount associated with its credit facility related to the repayment. As a result, the Company is restating its financial statements for the interim period ended June 30, 2009. As a result of the partial repayment on Term Loan B, a pro-rata portion of the balance of deferred financing costs and debt discount were accelerated and are

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

reflected as a decrease of $81,000 and an increase of $460,000 to interest expense in the accompanying Condensed Consolidated Statements of Operations for the period ended June 30, 2009.  The adjustment also impacted the net carrying value of long term debt by $259,000 and other various balance sheet items.  Additionally, the Company incorrectly classified the issuance of a note relating to a purchase price adjustment on June 30, 2009 as a cash item in its financial statements rather than a supplemental disclosure item.

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

Amendment No. 2

The financial statements as of and for the period ended June 30, 2009 have been restated to correct an error in the computation and presentation of the Company’s income tax expense and liabilities.  The Company is the U.S. parent of both U.S. and foreign subsidiaries.  The Company’s credit facility (as described in Notes 11 and 12) was structured such that the assets of all of the U.S. and U.K. subsidiaries were pledged as collateral and that those assets be included in the borrowing base for the revolver.  Additionally, the Lender required that each of the foreign subsidiaries provide a guaranty on the credit facility.  During the audit of the Company’s 2009 financial statements and as a result of this structure, the Company has determined that Internal Revenue Code (“IRC”) §956 requires adjustment of taxable income in each of the years since the inception of the credit facility.  Although the Company has net operating loss carryforwards available to offset the resulting increases to its regular taxable income, the Company is subject to alternative minimum tax (“AMT”) because the carryforwards do not provide a complete offset in calculating AMT income.  The Company computed the AMT, applying the estimated foreign tax credits generated from application of IRC §956 that became available as offsets to the AMT obligation.  As a result, the Company is restating its financial statements for the interim period ended June 30,

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2009.  The impact of this restatement is to reclassify tax expense from discontinued operations to continuing operations and record the incremental AMT associated with the §956 income.

The following table illustrates the correction as it is associated with certain line items in the financial statements (in thousands):

Balance Sheet

	June 30, 2009
	As reported in
	Amendment 1	Adjustment	Restated

Income taxes payable	$766	$92	$858

Total current liabilities	$21,356	$92	$21,448

Total liabilities	$34,170	$92	$34,262

Accumulated deficit	$(23,204)	$(92)	$(23,296)

Total stockholder’s equity	$18,875	$(92)	$18,783

Total liabilities and stockholder’s equity	$53,045	$—	$53,045

Statement of Operations

	Three Months Ended			Six Months Ended
	June 30, 2009			June 30, 2009
	As reported in			As reported in
	Amendment 1	Adjustment	Restated	Amendment 1	Adjustment	Restated

Pre-tax loss	$(213)	$—	$(213)	$(1,877)	$—	$(1,877)
Provision (benefit) for income taxes	145	33	178	(358)	730	372
Loss from continuing operations	(358)	(33)	(391)	(1,519)	(730)	(2,249)
Discontinued operations:
Income from discontinued operations	(114)	—	(114)	7,288	—	7,288
Tax provision on discontinued operations	(11)	11	—	1,345	(638)	707
Net gain on discontinued operations	(103)	(11)	(114)	5,943	638	6,581

Net income	$(461)	$(44)	$(505)	$4,424	$(92)	$4,332

Earnings (loss) per share:
Basic	$(0.05)	$(0.00)	$(0.05)	$0.43	$(0.01)	$0.42
Diluted	$(0.05)	$(0.00)	$(0.05)	$0.43	$(0.01)	$0.42

Weighted average shares outstanding
Basic	10,205	—	10,205	10,205	—	10,205
Diluted	10,205	—	10,205	10,205	—	10,205

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Statement of Cash Flows

	Six Months Ended
	June 30, 2009
	As reported
	Amendment 1	Adjustment	Restated

Net income (loss)	$4,424	$(92)	$4,332
Adjustments to arrive at net loss from continuing operations	(5,943)	(638)	(6,581)
Net loss from continuing operations	(1,519)	(730)	(2,249)

Changes in assets and liabilities
Accounts payable and accrued expenses	$(1,103)	$92	$(1,011)

Operating cash flow provided by (used in) continuing operations	$(1,202)	$(638)	$(1,840)

Operating cash flow provided by discontinued operations	$693	$638	$1,331

NOTE 3 — LIQUIDITY, AS RESTATED

The Company reported a net loss for the quarter ended June 30, 2009 of $0.5 million and net income for the six months ended June 30, 2009 of $4.3 million.  Included in net income for the six month period was a $6.4 million gain (net of tax of $0.7 million) on the disposition of the Digitran Operations (see Note 5).  Absent this gain, the Company would have incurred a $2.1 million net loss for the six months ended June 30, 2009.  If the Company’s net losses continue, it may experience negative cash flow, which may hamper current operations and may prevent the Company from expanding its business.  Additionally, such losses may result in a default on the Company’s debt covenants associated with its credit facility.  The Company may be unable to attain, sustain or increase profitability on a quarterly or annual basis in the future. If the Company does not achieve, sustain or increase profitability, its stock price may decline.

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

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the results from discontinued operations for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Restated)		(Restated)

Net Sales	$—	$2,027	$1,478	$3,631

Income from operations	$—	$625	$178	$996
Gain (loss) on sale of Digitran Operations (net of tax of $707)	(114)	—	6,403	—
Net (loss) Income	$(114)	$625	$6,581	$996

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

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

NOTE 15 — SUBSEQUENT EVENTS

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

Income tax expense

Income tax expense amounted to $178,000 for the three months ended June 30, 2009 compared to income tax benefit of $4,000 for the same period of 2008.  We recorded income tax expense primarily as the result of foreign income tax on foreign earned profits in Europe and New Jersey state income taxes on income generated by ACC.

The Company has exhausted a significant portion of its net operation losses available to be carried forward into future periods and, as a result, any income from operations and/or gain on sales of assets could result in significant tax obligations.

Net gain on discontinued operations

In connection with the sale of our Digitran Operations on March 20, 2009, we reported income from our discontinued Digitran Operations of $6.7 million (net of tax of $0.7 million) during the first quarter of 2009, which included a $7.2 million gain on the sale of assets.  In the second quarter of 2009, we recorded a decreasing adjustment to the gain on the sale of Digitran of $0.1 million associated with certain purchase price adjustments associated with the transaction.  In the second quarter of 2008, these operations contributed comparative income of $0.6 million.

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

Income tax expense

Income tax expense amounted to $372,000 for the six months ended June 30, 2009 compared to income tax expense of $80,000 for the same period of 2008.  We recorded income tax expense incurred primarily as the result of foreign income tax on foreign earned profits in Europe and New Jersey state income taxes on income generated by ACC.

The Company has exhausted a significant portion of its net operation losses available to be carried forward into future periods and, as a result, any income from operations and/or gain on sales of assets could result in significant tax obligations.

Net gain on discontinued operations

In connection with the sale of our Digitran Operations on March 20, 2009, we reported income from our discontinued Digitran Operations of $6.6 million (net of $0.7 million in taxes) during the first half of 2009, which includes a $7.1 million gain on the sale of assets.  In the first half of 2008, these operations contributed comparative income of $1.0 million.

Net income (loss)

We reported net income of $4.3 million in the first half of 2009 and a net loss of $1.2 million in the first half of 2008.  Included in net income in the first half of 2009 was a $6.6 million (net of $0.7 million in taxes) gain on the sale of our Digitran Operations, approximately $0.3 million in inventory write downs, $0.5 million in accelerated amortization of deferred financing costs and debt discount associated with the partial repayment of our Term Loan B in March 2009, $0.3 million of severance costs associated with the restructuring of personnel at several of our facilities and $0.1 million in fees associated with a waiver received from our lender in the first quarter of 2009.

Liquidity and Capital Resources

In making an assessment of our liquidity, we believe that the items in our financial statements that are most relevant to our ongoing operations are working capital, cash generated from operating activities and cash available from financing activities.  During the first half of 2009, we funded our daily cash flow requirements through funds provided by operations and through borrowings under our credit facility with GVEC Resource IV Inc. (“GVEC” or the “Lender”).  Working capital was $7.4 million at June 30, 2009 as compared to $7.6 million at December 31, 2008. Significant items that positively impacted working capital from December 31, 2008 until June 30, 2009 are (i) a reduction of $3.1 million in the current portion of long term debt which was associated with the sale of our Digitran Operations in March 2009 and the subsequent repayment of long term acquisition related debt by approximately $10 million; and (ii) an increase in cash of approximately $1.6 million. Significant items that negatively impacted working capital from December 31, 2008 until June 30, 2009 are (i) the sale of our Digitran Operations in March 2009, which at December 31, 2008, had net current assets of $2.1 million; (ii) an increase in our line of credit by $1.5 million; (iii) a decrease in accounts receivable from continuing operations of $0.9 million due to improved collections; and (iv) an increase of $0.4 million in income taxes payable primarily as a result of the taxes we paid on  the gain on sale of our Digitran Operations.  At June 30, 2009 and December 31, 2008, we had accumulated deficits of $23.3 million and $28.1 million, respectively, and cash and cash equivalents of $4.8 million and $3.4 million, respectively.  Our cash balances are often significantly higher at the end of the month than at other times throughout the remainder of the month as a result of borrowings under our credit facility generally occurring toward the end of the month and timing of payments to vendors in the form of accounts payable, payroll and interest payments generally occurring at the beginning of the month.

Net cash used in operating activities during the first half of 2009 totaled $0.5 million.  Our reported net income of $4.3 million included a gain on the sale of the Digitran Operations of $7.1 million.  Significant non-cash adjustments to our net income for the six months ended June 30, 2009 include (i) the amortization of debt discount and amortization of deferred financing cost which, on a combined basis, totaled $1.0 million, both of which are non-cash components of interest expense associated with our credit facility, (ii) depreciation and amortization expense which totaled $1.0 million, and (iii) change in fair value of common stock warrants which contributed $0.4 million as non-cash component of net income.  Significant uses of cash associated with operating activities during the six month period ended June 30, 2009 included (a) an increase in inventory balances of $1.0 million in order to accommodate future shipments of backlog, and (b) a decrease in accounts payable and accrued liabilities by approximately $1.0 million, in part due to payments made on previously accrued amounts related to the sale of the Digitran Operations and timing of vendor payments.  The primary source of cash associated with operating activities during the six month period was a decrease in accounts receivable, which decreased by approximately $0.9 million, due primarily to increased efforts to collect outstanding balances on a more timely basis.

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

Our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2009 the following five material weaknesses existed:

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