Form 10-Q/A
period 2009-09-30
Emrise CORP
filed 2010-04-15
CIK 854852

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

PART I. FINANCIAL INFORMATION

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to Form 10-Q (“Amendment”) is to amend our original filing of a Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, filed with the Securities and Exchange Commission (“SEC”) on November 14, 2009 (the “initial filing”).

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

EMRISE (the “Company”) is the U.S. parent of both U.S. and foreign subsidiaries.  The Company’s credit facility, which includes term debt and a revolver, was structured such that the assets of all of the U.S. and U.K. subsidiaries were pledged as collateral and that those assets were to be included in the borrowing base for the revolver.  Additionally, the Company’s lender required that each of the foreign subsidiaries provide a guaranty on the credit facility.  During the course of the audit of our 2009 financial statements and as a result of the structure of the credit facility, the Company has determined that Internal Revenue Code (“IRC”) §956 requires adjustment of taxable income in each of the years since the inception of the credit facility because the earnings and profits of the foreign subsidiaries are considered deemed distributions to the U.S.  Although the Company has net operating loss carryforwards available to offset the resulting increases to its regular taxable income, the Company is subject to alternative minimum tax (“AMT”) because the carryforwards do not provide a complete offset in calculating AMT income.  The Company computed the AMT, applying the estimated foreign tax credits generated from application of IRC §956 that became available as offsets to the AMT obligation.  As a result, the Company is restating its financial statements for the interim period ended September 30, 2009 (the “Restatement”).  The impact of the Restatement is to reclassify tax expense from discontinued operations to continuing operations and to record an incremental AMT associated with the §956 income.  In light of the Restatement, the financial statements and other financial information included in the initial filing are being restated in this Amendment.  This restatement affected Item 1, Financial Statements and related disclosures in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations as it relates to income taxes, income from discontinued operations and liquidity.

Since the changes to our 10-Q are limited to the tax related issues described above, our Form 10-Q/A Amendment No. 2 for the period ended September 30, 2009 amends and restates Part I and Part II, Item 6 in its entirety as set forth in this document.

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
	(Restated)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,867	$3,242
Accounts receivable, net of allowances for doubtful accounts of $203 at September 30, 2009 and $501 at December 31, 2008	8,187	10,333
Inventories, net	11,926	12,501
Current deferred tax assets	22	271
Prepaid and other current assets	1,185	1,283
Current assets of discontinued operations	—	2,724
Total current assets	25,187	30,354

Property, plant and equipment, net	2,484	2,990
Goodwill	14,220	9,657
Intangible assets other than goodwill, net	5,294	6,618
Deferred tax assets	1,766	2,191
Other assets	248	683
Noncurrent assets of discontinued operations	—	1,130
Total assets	$49,199	$53,623

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,197	$4,625
Accrued expenses	6,279	6,939
Line of credit	4,032	4,084
Current portion of long-term debt, net of discount of $416	8,549	5,121
Notes payable to stockholders, current portion	375	542
Income taxes payable	745	451
Other current liabilities	2,068	357
Current liabilities of discontinued operations	—	664
Total current liabilities	26,245	22,783

Long-term debt, net of discount of $980 at December 31, 2008	218	13,479
Notes payable to stockholders, less current portion	2,959	250
Deferred income taxes	1,824	2,203
Warrant liability	641	—
Other liabilities	422	503
Noncurrent liabilities of discontinued operations	—	401
Total liabilities	32,309	39,619

Commitments and contingencies

Stockholders’ equity:
Preferred stock,$0.01 par value. Authorized 10,000,000 shares, zero shares issued and outstanding	—	—
Common stock,$0.0033 par value. Authorized 150,000,000 shares; 10,213,412 and 10,204,079 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	126	126
Additional paid-in capital	43,444	44,806
Accumulated deficit	(25,113)	(28,101)
Accumulated other comprehensive loss	(1,567)	(2,827)
Total stockholders’ equity	16,890	14,004
Total liabilities and stockholders’ equity	$49,199	$53,623

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Restated)		(Restated)

Net Sales	$14,319	$13,078	$42,802	$35,743
Cost of Sales	8,998	8,685	27,065	24,197
Gross profit	5,321	4,393	15,737	11,546

Operating expenses:
Selling, general and administrative	4,592	3,522	13,486	10,589
Engineering and product development	733	474	1,971	1,585
Loss on asset impairment	619	—	619	—
Total operating expenses	5,944	3,996	16,076	12,174
Income (loss) from operations	(623)	397	(339)	(628)

Other income (expense):
Interest income	18	38	87	79
Interest expense	(793)	(816)	(3,191)	(2,004)
Other, net	(24)	(167)	144	(64)
Total other expense, net	(799)	(945)	(2,960)	(1,989)

Loss before income taxes	(1,422)	(548)	(3,299)	(2,617)
Income tax provision (benefit)	263	313	635	393
Loss from continuing operations	(1,685)	(861)	(3,934)	(3,010)
Discontinued operations:
Income (loss) from discontinued operations including gain on sale of $6,995 YTD	(132)	1,194	7,156	2,190
Tax provision (benefit) on discontinued operations	—	—	707	—
Net income (loss) from discontinued operations	(132)	1,194	6,449	2,190

Net Income (loss)	$(1,817)	$333	$2,515	$(820)

Earnings (loss) per share:
Basic	$(0.18)	$0.03	$0.25	$(0.08)
Diluted	$(0.18)	$0.03	$0.25	$(0.08)

Weighted average shares outstanding
Basic	10,213	10,201	10,208	10,201
Diluted	10,213	10,201	10,208	10,201

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity

(Restated)

(Unaudited)
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance at December 31, 2008	10,204	$126	$44,806	$(28,101)	$(2,827)	$14,004
Cumulative effect of change in accounting principle due to adoption of updated derivative guidance	—	—	(1,483)	473	—	(1,010)
Stock option exercises	9	—	7	—	—	7
Stock-based compensation	—	—	112	—	—	112
Warrants issued for services	—	—	2	—	—	2
Net income and comprehensive income	—	—	—	2,515	1,260	3,775
Balance at September 30, 2009	10,213	$126	$43,444	$(25,113)	$(1,567)	$16,890

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2009	2008
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$2,515	$(820)
Adjustments to arrive at net loss from continuing operations	(6,449)	(2,324)
Net loss from continuing operations	(3,934)	(3,144)
Reconciliation to net cash provided by (used in) operating activities:
Depreciation and amortization	1,465	744
Provision for doubtful accounts	84	138
Provision for inventory obsolescence	395	453
Provision for warranty reserve	(121)	(86)
Deferred taxes	(62)	(88)
Gain on sale of assets	—	(94)
Amortization of deferred issuance costs	616	339
Amortization of debt discount	564	338
Stock-based compensation expense	114	61
Change in common stock warrant value	(369)	—
Loss on impairment of assets	619	—
Changes in assets and liabilities:
Accounts receivable	2,104	374
Inventories	(96)	228
Prepaid and other assets	(82)	73
Accounts payable and accrued expenses	(1,863)	(2,598)
Operating cash flow provided by (used in) continuing operations	(566)	(3,262)
Operating cash flow provided by discontinued operations	1,313	2,644
Net cash provided by (used in) operating activities	747	(618)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(32)	(41)
Payments received on notes receivable	—	40
Purchase of ACC, net of cash acquired	188	(12,356)
Investing cash flow provided by (used in) continuing operations	156	(12,357)
Investing cash flow provided by (used in) discontinued operations including proceeds from sale of subsidiary operations, net of cash	10,051	(71)
Net cash provided by (used in) investing activities	10,207	(12,428)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	13,000
Net borrowings (repayments) of lines of credit	(52)	1,815
Repayments of long-term debt	(10,823)	(70)
Payments of notes to stockholders	(418)	(396)
Proceeds from exercise of stock options and warrants	7	—
Financing cash flow provided by (used in) continuing operations	(11,286)	14,349
Financing cash flow used in discontinued operations	—	(71)
Net cash provided by (used in) financing activities	(11,286)	14,278
Effect of exchange rate changes on cash	778	(729)
Net increase in cash and cash equivalents	446	503
Cash and cash equivalents at beginning of period	3,421	4,764
Cash and cash equivalents at end of period	$3,867	$5,267

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Restated)		(Restated)
Net income (loss)	$(1,817)	$333	$2,515	$(820)
Other comprehensive income (loss):
Foreign currency translation adjustment	(113)	(1,639)	1,260	(1,415)
Comprehensive income (loss)	$(1,930)	$(1,306)	$3,775	$(2,235)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Restated)		(Restated)
NUMERATOR:
Net income (loss)	$(1,817)	$333	$2,515	$(820)

DENOMINATOR:
Basic weighted average common shares outstanding	10,213	10,201	10,208	10,201
Effect of dilutive securities:
Dilutive stock options and warrants	—	—	—	—
Diluted weighted average common shares outstanding	10,213	10,201	10,208	10,201

Basic income (loss) per share	$(0.18)	$0.03	$0.25	$(0.08)

Diluted income (loss) per share	$(0.18)	$0.03	$0.25	$(0.08)

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

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The financial statements as of and for the period ended September 30, 2009 have been restated to correct an error in the computation and presentation of the Company’s income tax expense and liabilities.  The Company is the U.S. parent of both U.S. and foreign subsidiaries.  The Company’s credit facility (as described in Notes 11 and 12) was structured such that the assets of all of the U.S. and U.K. subsidiaries were pledged as collateral and that those assets be included in the borrowing base for the revolver.  Additionally, the Lender required that each of the foreign subsidiaries provide a guaranty on the credit facility.  During the audit of the Company’s 2009 financial statements and as a result of this structure, the Company has determined that Internal Revenue Code (“IRC”) §956 requires adjustment of taxable income in each of the years since the inception of the credit facility.  Although the Company has net operating loss carryforwards available to offset the resulting increases to its regular taxable income, the Company is subject to alternative minimum tax (“AMT”) because the carryforwards do not provide a complete offset in calculating AMT income.  The Company computed the AMT, applying the estimated foreign tax credits generated from application of IRC §956 that became available as offsets to the AMT obligation.  As a result, the Company is restating its financial statements for the interim period ended September 30, 2009.  The impact of this restatement is to reclassify tax expense from discontinued operations to continuing operations and record the incremental AMT associated with the §956 income.

The following table illustrates the correction as it is associated with certain line items in the financial statements (in thousands):

Balance Sheet

	September 30, 2009
	As reported	Adjustment	Restated

Income taxes payable	$662	$83	$745

Total current liabilities	$26,162	$83	$26,245

Total liabilities	$32,226	$83	$32,309

Accumulated deficit	$(25,030)	$(83)	$(25,113)

Total stockholder’s equity	$16,973	$(83)	$16,890

Total liabilities and stockholder’s equity	$49,199	$—	$49,199

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Statement of Operations

	Three Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2009
	As reported	Adjustment	Restated	As reported	Adjustment	Restated

Pre-tax loss	$(1,422)	$—	$(1,422)	$(3,299)	$—	$(3,299)
Provision (benefit) for income taxes	(238)	501	263	(596)	1,231	635
Loss from continuing operations	(1,184)	(501)	(1,685)	(2,703)	(1,231)	(3,934)
Discontinued operations:
Income from discontinued operations	(132)	—	(132)	7,156	—	7,156
Tax provision on discontinued operations	510	(510)	—	1,855	(1,148)	707
Net gain on discontinued operations	(642)	510	(132)	5,301	1,148	6,449

Net income	$(1,826)	$9	$(1,817)	$2,598	$(83)	$2,515

Earnings (loss) per share:
Basic	$(0.18)	$0.00	$(0.18)	$0.25	$0.00	$0.25
Diluted	$(0.18)	$0.00	$(0.18)	$0.25	$0.00	$0.25

Weighted average shares outstanding
Basic	10,213	10,213	10,213	10,208	10,208	10,208
Diluted	10,213	10,213	10,213	10,208	10,208	10,208

Statement of Cash Flows

	Nine Months Ended
	September 30, 2009
	As reported	Adjustment	Restated

Net income (loss)	$2,598	$(83)	$2,515
Adjustments to arrive at net loss from continuing operations	(5,301)	(1,148)	(6,449)
Net loss from continuing operations	(2,703)	(1,231)	(3,934)

Changes in assets and liabilities
Accounts payable and accrued expenses	$(1,946)	$83	$(1,863)

Operating cash flow provided by (used in) continuing operations	$582	$(1,148)	$(566)

Operating cash flow provided by discontinued operations	$165	$1,148	$1,313

NOTE 3 — GOING CONCERN, AS RESTATED

The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplate the continuation of the Company as a going concern.  The Company reported a net loss for the quarter ended September 30, 2009 of $1.8 million and net income for the nine months ended September 30, 2009 of $2.5 million.  Included in net income for the nine month period was $6.4 million in income/gain (net of taxes of $0.7 million) from discontinued operations related to the disposition of the Company’s Digitran Operations (see Note 4).  Absent this income/gain, the Company would have incurred a $3.9 million net loss for the nine months ended September 30, 2009.  The Company also reported negative working capital from continuing operations of $1.1 million at September 30, 2009 and positive working capital from continuing operations of $5.5

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

million at December 31, 2008.  The Company’s current business plan for the next 12 months requires additional funding beyond its anticipated cash flows from operations.  These and other factors described in more detail below raise substantial doubt about the Company’s ability to continue as a going concern.

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

Upon the occurrence and during the continuation of an event of default, the lender may also elect to increase the interest rate applicable to the outstanding balance of the Term Loans A and B (as defined in Note 12) by four percentage points above the per annum interest rate that would otherwise be applicable.  Additionally, if the lender terminates the credit facility during a default period or if the Company prepays the Revolver or the Term Loans prior to November 30, 2009, then the Company is subject to a penalty equal to 2% of the outstanding principal balance of the Revolver and the Term Loans.

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

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

NOTE 4 — ACQUISITION OF ADVANCED CONTROL COMPONENTS

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

Additionally, at September 30, 2009, the Company recorded in other current liabilities $1.0 million associated with the first 12 month measurement period for the contingent cash obligation and $300,000 representing an adjustment to working capital and net cash.  This amount, which totals $1.3 million as of September 30, 2009 is due to the sellers on or prior to November 21, 2009.  The Company expects to record additional purchase price adjustments associated with the contingent cash obligation when such obligation is earned.  The second and final 12 month measurement period begins August 20, 2009 and ends on August 19, 2010.  During this second measurement period, any amounts in excess of $1 million of earnings before interest expense and income taxes earned by ACC accrue to the sellers.  The maximum amount that can accrue to the sellers is $1 million, including the $1 million that is already accrued as of September 30, 2009.  All amounts accrued to the sellers after September 30, 2009 are due in November 2010.

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 — DISCONTINUED OPERATIONS, AS RESTATED

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

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the results from discontinued operations for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Restated)		(Restated)

Net Sales	$—	$2,609	$1,478	$6,240

Income from operations	$—	$1,194	$178	$2,190
Gain (loss) on sale of Digitran Operations (net of tax of $707)	(132)	—	6,271	—
Net (loss) Income	$(132)	$1,194	$6,449	$2,190

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

NOTE 8 — OPERATING SEGMENTS

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

NOTE 9 — GOODWILL AND OTHER INTANGIBLE ASSETS

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

As a result of the current expectation that RO would be sold before the end of the estimated useful lives of its long-lived assets, the Company performed an assessment of recoverability associated with the long-lived assets of RO.  In connection with that assessment, an impairment loss of $619,000 was recognized, which is included in the Company’s statement of operations as “Loss on Impairment of Assets” for the three and nine months ended

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2009, representing the write-off of long-lived assets other than goodwill and indefinite life intangibles.

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

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

See related Note 3 “Going Concern” and Note 12 “Debt” regarding additional terms and conditions associated with the overall credit facility and risks associated with this credit facility.

NOTE 12 —DEBT

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

NOTE 14 — FAIR VALUE MEASUREMENTS

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

NOTE 15 — SUBSEQUENT EVENTS, AS RESTATED

In connection with the preparation of the Company’s financial statements at September 30, 2009, subsequent events through November 14, 2009, the date the financial statements were available for issuance, have been evaluated and the following subsequent events were identified:

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

As a result of the current expectation that substantially all of the assets of RO would be sold before the end of the estimated useful lives of RO’s long-lived assets, the Company performed an assessment of recoverability on November 9, 2009 associated with the long-lived assets of RO.  In connection with that assessment, an impairment loss of $619,000 was recognized, which is included in the Company’s statement of

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

operations as “Loss on Impairment of Assets” for the three and nine months ended September 30, 2009, representing the write-off of long lived assets other than goodwill and indefinite life intangibles.

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

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In accordance with FASB guidance for accounting for the impairment or disposal of long-lived assets, we reevaluate the carrying value of identifiable intangible and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  As a result of the current expectation that substantially all of the assets of our subsidiary, RO Associates Incorporated, or RO, would be sold before the end of the estimated useful lives of its long-lived assets, we performed an assessment of recoverability associated with the long-lived assets of RO.  In connection with that assessment, an impairment loss of $619,000 was recognized, which is included in our statement of operations as “Loss on Impairment of Assets” for the three and nine months ended September 30, 2009, representing the write-off of long lived assets other than goodwill and indefinite life intangibles..

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

Loss on asset impairment

As a result of the current expectation that substantially all of the assets of RO will likely be sold before the end of the estimated useful lives of its long-lived assets, we performed an assessment of recoverability associated with the long-lived assets of RO.  In connection with that assessment, an impairment loss of $619,000 was recognized, which is included in our statement of operations as “Loss on Impairment of Assets” for the three months ended September 30, 2009, representing the write-off of long lived assets other than goodwill and indefinite life intangibles.

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

Income tax expense

Income tax expense amounted to $263,000 for the three months ended September 30, 2009 compared to expense of $313,000 for the same period of 2008.  We recorded income tax expense primarily as the result of foreign income tax on foreign earned profits in Europe and New Jersey state income taxes on income generated by ACC.

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

Net loss

We reported a net loss of $1.8 million in the third quarter of 2009 and net income of $0.3 million in the third quarter of 2008.  Included in our net loss for the third quarter of 2009 is $0.6 million of non-cash impairment losses associated with an impairment analysis performed on RO’s assets, approximately $0.2 million in severance expense associated with our cost reduction efforts, approximately $0.1 million of SG&A expenses incurred in connection with our various refinancing efforts and $0.1 million in expense associated with the sale of Digitran Operations, among other things described in more detail above.  We anticipate our net loss to improve in future quarters, due in large part to the recent cost reduction efforts, which we anticipate being concluded during the fourth quarter of 2009.

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

Electronic Devices Segment

The approximately 35% increase in sales of our electronic devices in the nine months ended September 30, 2009 as compared to the same period of 2008 was primarily the result of the inclusion of $15.0 million in net sales from ACC, which we acquired in August 2008, compared to only $1.7 million of ACC net sales included in the nine months ended September 30, 2008.  This increase was partially offset by a decrease in sales at all of our other electronic devices subsidiaries.  Net sales at our U.S. power supply division decreased approximately $1.1 million during the first nine months of 2009 as a result of adverse economic conditions.  The remaining decrease of $3.3 million in net sales for this segment related to our foreign subsidiaries, primarily due to the impact of exchange rates on foreign currency.  On a local currency basis, net sales at both of our foreign electronic device companies were higher in the nine months ended September 30, 2009 as compared to the same period of 2008.  However, exchange rates between the U.S. dollar and the British pound sterling negatively impacted the consolidated results of our U.K. subsidiaries when translated into U.S. dollars.  Our electronic devices subsidiaries in the U.K. experienced a 6% increase in sales in local currency, the British pound sterling, for the nine months ending September 30, 2009 compared to the same period of 2008.  However, when translated into U.S. dollars, these subsidiaries experienced a 16% decline in net sales for the same period with the difference from 6% to 16% being due to the impact of exchange rates.

Communications Equipment Segment

The approximately 18% decrease in sales of our communications equipment in the nine months ended September 30, 2009 as compared to the same period in 2008 is due to an overall decrease in orders and shipments for network access products, especially at our French subsidiary.  Net sales at our French subsidiary were down $1.9 million in the first nine months of 2009 compared to the first nine months of 2008 due largely to the impacts of the global economic crisis and spending reductions, especially by the French government, including the French Defense Ministry.  These decreases were offset slightly by higher test equipment sales in the third quarter of 2009 by our U.S. communications subsidiary.  Net sales at our French subsidiary were also slightly impacted by the unfavorable effects of exchange rates in 2009 as compared to 2008 between the U.S. dollar and the euro on the translation of the financial results of our European operations into U.S. dollars.  Our French subsidiary experienced a 23% decrease in sales in local currency, the euro, for the nine months ending September 30, 2009 compared to the same period of 2008.  However, when translated into U.S. dollars, our French subsidiary experienced a 28% decline in net sales for the same period with the difference from 23% to 28% being due to the impact of exchange rates.

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

Loss on asset impairment

As a result of the current expectation that substantially all of the assets of RO will likely be sold before the end of the estimated useful lives of its long-lived assets, we performed an assessment of recoverability associated with the long-lived assets of RO.  In connection with that assessment, an impairment loss of $619,000 was recognized, which is included in our statement of operations as “Loss on Impairment of Assets” for the nine months ended September 30, 2009, representing the write-off of long lived assets other than goodwill and indefinite life intangibles.

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

Income tax expense

Income tax expense amounted to $0.6 million for the nine months ended September 30, 2009 compared to income tax expense of $0.4 million for the same period of 2008.  We recorded income tax expense incurred primarily as the result of foreign income tax on foreign earned profits in Europe and New Jersey state income taxes on income generated by ACC.

The Company has exhausted a significant portion of its net operating losses available to be carried forward into future periods and, as a result, any income from operations and/or gain on sales of assets could result in significant tax obligations.

Net gain on discontinued operations

In connection with the sale of our Digitran Operations on March 20, 2009, we reported income from our discontinued Digitran Operations of $6.4 million (net of $0.7 million in taxes) during the first nine months of 2009, which includes a $7.0 million gain on the sale of assets.  In the first nine months of 2008, these operations contributed comparative income of $2.2 million.

Net income (loss)

We reported net income of $2.5 million in the nine months ended September 30, 2009 and a net loss of $0.8 million in the same period of 2008.  Included in net income in the first nine months of 2009 was a $6.4 million (net of $0.7 million in taxes) income/gain on discontinued operations associated with the sale of our Digitran Operations, approximately $0.3 million in inventory write downs, $0.5 million in accelerated amortization of deferred financing costs and debt discount associated with the partial repayment of our Term Loan B in March 2009, $0.6 million of impairment losses associated with an impairment analysis performed on RO’s assets, $0.5 million of employee termination costs associated with the cost reduction efforts at several of our facilities, $0.2 million in fees associated with a waiver and amendment received from our lender in the first nine months of 2009 and $0.1 million of expenses incurred in connection with various refinancing efforts.  We anticipate net loss to improve in future periods, due in large part to our recent cost reduction efforts, which we anticipate being concluded during the fourth quarter of 2009.

Liquidity and Capital Resources

In making an assessment of our liquidity, we believe that the items in our financial statements that are most relevant to our ongoing operations are working capital, cash generated from operating activities and cash available from financing activities.  During the first nine months of 2009, we funded our daily cash flow requirements through funds provided by operations and through borrowings under our credit facility with GVEC Resource IV Inc. (“GVEC” or the “Lender”).  Working capital from continuing operations was a negative $1.1 million at September 30, 2009 as compared to a positive $5.5 million at December 31, 2008. Significant items that positively impacted working capital from continuing operations from December 31, 2008 until September 30, 2009 are (i) an increase in cash of approximately $0.5 million, (ii) accrual of $1.0 million in additional contingent cash consideration associated with the acquisition of ACC and (iii) a decrease in accounts payable and accrued expenses of $1.9 million. Working capital from continuing operations from December 31, 2008 until September 30, 2009 was negatively impacted most significantly by the reclassification of our Term Loan A and B from long-term to short-term as a result of their June 30, 2010 maturity date, the accrual of additional contingent cash consideration associated with the acquisition of ACC and, to a lesser extent, a decrease in accounts receivable from continuing operations of $2.1 million due to improved collections.  At September 30, 2009 and December 31, 2008, we had accumulated deficits of $25.1 million and $28.1 million, respectively, and cash and cash equivalents of $3.9 million and $3.2 million, respectively.  Our cash balances are often significantly higher at the end of the month than at other times throughout the remainder of the month as a result of borrowings under our credit facility generally occurring toward the end of the month and timing of payments to vendors in the form of accounts payable, payroll and interest payments generally occurring at the beginning of the month.

Net cash provided by operating activities during the first nine months of 2009 totaled $0.7 million.  Our reported net income of $2.5 million included a gain on the sale of the Digitran Operations of $6.4 million, net of taxes of $1.9 million.  Significant non-cash adjustments to our net income from continuing operations for the nine months ended September 30, 2009 include (i) the amortization of debt discount and amortization of deferred financing costs which, on a combined basis, totaled $1.2 million, both of which are non-cash components of interest expense associated with our credit facility, (ii) depreciation and amortization expense which totaled $1.5 million, (iii) a non-cash impairment charge at our RO subsidiary for $0.6 million, and (iv) a change in fair value of common stock warrants which contributed $0.4 million as non-cash component of net income.  Significant uses of cash associated with operating activities during the nine month period ended September 30, 2009 included a decrease in accounts payable and accrued liabilities by approximately $1.9 million, in part due to payments made on previously accrued amounts related to the sale of the Digitran Operations and timing of vendor payments.  The primary source of cash associated with operating activities during the nine month period was a decrease in accounts receivable, which decreased by approximately $2.1 million, due primarily to increased efforts to collect outstanding balances on a more timely basis.

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

Our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2009 the following five material weaknesses existed:

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