Form 10-K
period 2009-12-31
Emrise CORP
filed 2010-04-15
CIK 854852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 1-10346

EMRISE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	77-0226211
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

611 Industrial Way, Eatontown, New Jersey	07724
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (732) 389-0355

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0033 par value	NYSE Arca

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the voting common equity held by nonaffiliates of the registrant, computed by reference to the $1.27 closing sale price of such stock on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $13,000,000.  The registrant has no non-voting common equity.

The number of shares outstanding of the Registrant’s common stock, $0.0033 par value, as of April 7, 2010 was 10,213,412.

EMRISE CORPORATION

ANNUAL REPORT ON

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2009

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  Examples of forward-looking statements include, but are not limited to, statements concerning projected net sales, costs and expenses and gross margins; our accounting estimates, assumptions and judgments; the demand for our products; the competitive nature of and anticipated growth in our industries; our ability to sell assets, pay down debt and increase our per share common stock price; our ability to identify and consummate (a) acquisitions and integrate their operations successfully and (b) dispositions, both on terms favorable to us; and our prospective needs for additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industries and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under “Risk Factors” in Item 1A of this Report. These forward-looking statements speak only as of the date of this Report. We undertake no obligation to revise or update any forward-looking statement for any reason.

PART I

Item 1.                       Business.

Business and Industry Description

EMRISE Corporation (including our subsidiaries, referred to collectively in this Report as “EMRISE,” the “Company,” “we,” “us” or “our”) designs, manufactures and markets proprietary electronic devices and communications equipment for aerospace, defense, industrial, and communications applications. We currently have operations in the U.S., England, and France.  We organize our business in two operating segments: electronic devices and communications equipment. In 2009, our electronic devices segment contributed approximately 79% of overall net sales while the communications segment contributed approximately 21% of overall net sales. Our subsidiaries within our electronic devices segment design, develop, manufacture and market a range of power systems, radio frequency (RF), microwave and other electronic devices for defense, aerospace and industrial markets.  Our subsidiaries within our communications equipment segment design, develop, manufacture and market network access equipment, including network timing and synchronization products, for communications applications in defense, public and private networks and industrial markets.

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

•                  RF and Microwave Devices.  Our RF and microwave devices product category is comprised of RF and microwave devices, including switch matrices, frequency control products, limiters and detectors together with custom integrated assemblies and sub-systems. These products are used in applications which include communications, air traffic control, navigation and location equipment, radar and signal jamming devices, and weather radar, among others.

The electronic devices segment is primarily “project” driven with the majority of revenues being derived from custom products with long development cycles, long life cycles and high barriers to entry.  Manufacturing and testing is performed in-house or through sub-contract manufacturers.  Our electronic devices are used in a wide range of military airborne, seaborne and land-based systems, and in-flight entertainment systems, including the latest next generation in-flight entertainment and connectivity (“IFE&C”) systems — such as applications for mobile phone, e-mail and internet communications and real time, on-board satellite and broadcast TV — which are being installed in new commercial aircraft as well as being retrofitted into existing commercial aircraft.

The electronic device industry is comprised predominantly of military and commercial aerospace applications.  Large military programs, such as the Eurofighter Typhoon aircraft and other land and seaborne military platforms, are high revenue generating opportunities, but are few in number and often more likely to be affected by budgetary constraints.  As a result, we also focus on multiple smaller defense projects and commercial aerospace opportunities.

Communications Equipment

Within our communications equipment segment we produce a range of network access products including network timing and synchronization products, for public and private communications networks.  The following is a description of the major product categories within this segment:

•                  Network Access.  Our network access product category is comprised of a wide range of LAN/WAN interconnection equipment and systems over copper, fiber or wireless networks, covering various speeds as required by our customers.  We provide a combination of proprietary products and third party products to meet customer requirements.  Products are targeted to key markets such as the military, utilities and other private networks, government administration, point of sale and public communications service providers primarily in Europe.

•                  Timing and Synchronization. Our timing and synchronization product category is comprised of a range of timing products primarily for the outer edges of service provider networks, which we refer to as an “Edge Network”.  Products are targeted to key markets such as telephone companies, cable carriers, government administration, utility companies, and other defense and homeland security related applications primarily in the U.S., but also, to a lesser extent, in Europe.

The communications equipment segment is “end user product” based with typically internally funded development and marketing prior to selling via direct and indirect sales channels.  Manufacturing is primarily outsourced.

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

Customers

We sell our commercial and military electronic devices primarily to original equipment manufacturers (“OEMs”), including manufacturers of aerospace and defense systems and industrial instruments.  During 2009, our top five electronics devices customers in terms of revenues were ITT Corporation, Rockwell Collins, Selex, MCL Industries, and National Radio Astronomy Observatory.  We sell our communications equipment to public, private and corporate telecommunications service providers and end users, including telephone companies, cable service providers, utility companies and numerous other communications service providers.  During 2009, our top five communications equipment customers, including distributors, in terms of revenues, were Power & Telephone, Cherry & White, Defense Finance & Accounting Services, Harris, and the U.S. military and Federal Aviation Administration (“FAA”).

We have a well diversified customer base for both our electronic device products and our communications equipment products.  During 2008, no customer accounted for 10% or more of our total net sales.  During 2009, sales to ITT Corporation, a customer within our electronic device segment, accounted for 10% of our total net sales.  No other customer accounted for more than 10% of our total net sales in 2009.

Sales, Marketing and Customer Support

We market and sell our products through our operating subsidiaries within both of our operating segments.  Our sales force and marketing staff consists primarily of engineers and technical professionals supplemented by a small direct sales force and, in some cases, a network of independent sales representatives or distributors.  Our sales professionals in each country within which we operate are well experienced and highly knowledgeable about their respective markets, customer operations and strategies and regulatory environments.  We believe this experience and knowledge significantly enhances the ability of our sales and marketing staff to build long-standing customer relationships as they are more consultative in nature and can communicate back to us valuable input on systems and features that our customers desire in future products.

Our electronic devices products are sold through a combination of direct sales, independent representatives, and third-party distributors.  We sell our electronic devices primarily to OEMs and system integrators in the military and commercial aerospace and industrial electronics industries.  We typically have long-term relationships with our customers within our electronic devices segment and projects and programs often span multiple years, with military programs sometimes in excess of 5 years.  We obtain revenues through long-term purchase orders and repeat business from our existing customers, by marketing subsystem assemblies that incorporate our own and third party products to our existing customers, and by entering new product markets, such as the IFE&C market, the signal jamming market for military applications and new geographic markets.

Military and defense customers generally require our products to be formally qualified for their application.  The total system will then typically undergo flight qualification or the equivalent on a land or sea based system.  A further development or prototyping phase may follow to meet additional requirements.  This can lead to lengthy development and approval cycles and very long prototype phases, sometimes spanning several years, prior to the product entering production.  As a result of these long development and approval cycles, the overall program is subject to external political and economic constraints over which we have little control and which makes sales forecasting difficult.  Further, delays associated with customer internal approval processes, contracting procedures and/or procurement practices may cause potential sales of our electronic device products to be delayed.  After a customer has approved our product for purchase, there are considerable barriers to entry due to the need to re-qualify the application for any new prospective supplier. As a result, once qualified, our products typically enjoy a long production life.

Our communications equipment products are sold primarily through a combination of our local in-house sales force, independent representatives, and third-party distributors.  We sell our communications equipment primarily to private network operators and to large communication service providers as well as resellers and value added resellers and, in Europe, to military customers.  Communications service providers generally commit significant resources to an evaluation of our products and our competitors’ products and require each vendor to expend substantial time, effort and money educating them about the value of the vendor’s solutions and, in many cases, to qualify products for their networks.  Consequently, sales to this type of customer generally require an extensive sales effort throughout the prospective customer’s organization and final approval by an executive officer or other senior level employee.  The result is lengthy sales and approval cycles, which make sales forecasting difficult.  In addition, even after a customer has approved our product for purchase, future purchases are uncertain because while we generally enter into long-term supply agreements with our customers, these agreements do not require specific levels of purchases.

Delays associated with potential customers’ internal approval and contracting procedures, procurement practices, testing and acceptance processes are common and may cause potential sales of our communications products to be delayed or foregone.  As a result of these and related factors, the sales cycle of new products for large customers typically ranges from six to twelve months or more.  In addition, we have some distribution channels that generally are box stocking distributors with significant independent sales forces selling our products to final customers, integrators and other resellers on a regional and nationwide basis.  We perform periodic product applications training for our distributor and reseller workforce and we funnel many of the leads we generate to the distribution channels for their follow-up and closure.

Competition

We believe that our competitive advantage is founded on the application of leading edge technology, the quality of our products, our ability to quickly address and adapt to individual customer requirements and to the overall marketplace, the strength of our distribution channels, and our compliance with government and industry standards.

The electronic devices market is highly fragmented and competitive and is comprised of a diverse group of OEMs.  Nonetheless, we believe that our significant experience in the industry and the customized nature of our products have acted and will continue to act as barriers to entry for potential competitors.  This is particularly true in the military and defense markets which have high barriers to entry after a product has been qualified.  Competition for development programs includes multinational and local engineering and manufacturing companies including customer in-house capabilities.  Competitors in this segment include Herely, Aeroflex, Cobham, Vicor, ITT and Martek, among others.  Our RF devices and power supplies are similarly positioned in the IFE&C markets.  Significant competitors in this market include Panasonic, Rockwell Collins and Thales all of whom are also our customers.

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

Backlog

At December 31, 2009, our backlog from continuing operations of firm, unshipped orders was approximately $28.7 million compared to $32.6 million a year ago.  This backlog was related approximately 94% to our electronic devices business, which tends to provide us with long lead-times for our manufacturing processes due to the custom nature of the products, and approximately 6% to our communications equipment business.  We believe that the majority of our current backlog will be shipped within the next 12 months.  However, we cannot provide assurance that we will be successful in fulfilling these orders in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.  At March 31, 2010, our backlog from continuing operations was approximately $27.0 million compared to $29.3 million at March 31, 2009.

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

Product Development and Engineering

Our product development and engineering activities during 2009 and 2008 primarily related to new product development for network access and timing and synchronization products, RF frequency control products and power conversion devices.  We expended $2.6 million in 2009 and $2.1 million in 2008 on product development and engineering activities.  The investments we are making in product development and engineering are designed to increase our range of product offerings to our customers, keep up with the technological and regulatory changes in our industry and anticipate and satisfy our customers’ preferences and requirements on existing and/or future anticipated orders.  We continually review and evaluate technological and regulatory changes that may affect our products and we seek to offer products and capabilities that solve our customers’ operational challenges and improve their efficiency.

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

We manufacture our electronic devices through a combination of in-house and external outsource manufacturing processes depending on the product, application and volume.  We maintain broad mechanical and electronic assembly capabilities such as fabrication, machining and surface mount technology, all of which are primarily utilized to maintain our flexibility to produce small volume batch products and quick turnaround prototypes.  Many of the remaining portions of manufacturing, including assembly of our more standardized and/or large volume production orders are outsourced.  Although many of our electronic devices incorporate standard designs and specifications, most of our products are nevertheless built to meet customer specifications.  This approach of incorporating standard designs into custom products allows us to maintain a relatively small finished goods inventory.  Our electronic devices segment produces products in one-piece to several hundred-piece batches, with a typical lead time between 6 and 30 weeks.  The lead-time is predominantly to source sub-component piece parts such as electronic components, mechanical components and services.  Typical build time is six to eight weeks from receipt of external components, but can, at times, extend to 26 weeks or more.

We operate five manufacturing and assembly facilities worldwide.  All of these operations are certified as ISO 9001 or 9002 compliant.

The purchased components we use to build our products are generally available from a number of suppliers.  However, we do rely on a number of limited or sole source suppliers for certain specific components and parts.  We do not have long-term supply agreements with these vendors.  In general, we make advance purchases of some critical components to ensure an adequate supply, particularly for products that require long lead-times, sometimes of up to 36 weeks, to manufacture.  If we were required to locate new suppliers or additional sources of supply, we could experience a disruption in our operations or incur additional costs in procuring required materials.

Intellectual Property

We regard our software, hardware and manufacturing processes as proprietary and we rely primarily on trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights.  Where applicable, we seek to protect our software, documentation and other written materials under trade secret and copyright laws, although due to the standardized nature of the underlying technology of our products, this protection is often not applicable.  Our product development and manufacturing process typically involves the use and development of a variety of forms of intellectual property and proprietary technology.  In addition, in some cases, we incorporate technology and software that we license from third party sources into our products.  These licenses generally involve a one-time fee and no time limit, but in some cases may involve ongoing licensing fees or royalties based on future sales.  We believe that alternative technologies for this licensed technology are available both domestically and internationally and we intend to expand these licensing opportunities in the future.

We may receive, in the future, notices from holders of patents that raise issues as to possible infringement by our products.  Questions of infringement and the validity of patents in the fields of electronic devices, communications and information technology involve highly technical and subjective analyses.  These kinds of proceedings are time consuming and expensive to defend or resolve, result in substantial diversion of management resources, cause product shipment delays or could force us to enter into royalty or license agreements rather than dispute the merits of the proceeding initiated against us.  At this time, we are not aware of any infringement notices.

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

Many or our military related products are subject to national or international trade import and/or export restrictions.   In the U.S., we are subject to the International Traffic in Arms Regulations (ITAR).  Similar protocols apply in Europe.  In many cases, we are also required to obtain export and/or “end-use” permits when we are asked by our customers to ship certain products outside our native country where the products are manufactured.  We believe that we are in substantial compliance with all of these statutes and regulations.

Seasonality

There are no significant seasonal aspects to our business, except that purchases of our communications equipment by public communications carriers tend to be higher than average at the end of the year and lower than average during the first quarter of each year because their capital equipment budgets typically are not approved until late in the first quarter.  Furthermore, shipments within our electronic device segment can vary significantly quarter to quarter due to variances in the nature and timing of customer orders, especially as they relate to high-volume, long term production contracts.   The timing of such contracts can dramatically affect the volume of shipments and our profitability from one quarter to the next or even from year to year.

Employees

As of March 31, 2010, we employed approximately 335 persons, of which 307 were full time, in our various divisions and subsidiaries.  None of our employees are represented by labor unions, and there have not been any work stoppages at any of our facilities.  We believe that our relationship with our employees is good.

Corporate Information and Securities Filings

EMRISE Corporation is a Delaware corporation that was formed in 1989.  Our principal executive offices are located at 611 Industrial Way, Eatontown, New Jersey 07724.  Our internet website address is www.emrise.com.  We do not intend our website address to be an active link or to otherwise incorporate by reference the contents of the website into this Report.  The public may read and copy any materials that we file with the United States Securities and Exchange Commission (“SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 am to 3:00 pm, or electronically through the SEC website (www.sec.gov).  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Within the Corporate Governance section of our website, we provide information concerning corporate governance, including our Board of Directors committee charters, Codes of Conduct and other information.

Recent Dispositions

On March 20, 2009, EMRISE Electronics Corporation, (“EEC”), a wholly owned subsidiary of EMRISE Corporation, completed the sale of substantially all the assets of EEC’s Digitran division and all the capital stock of EEC’s Tokyo based wholly-owned subsidiary, XCEL Japan Ltd., which primarily acted as a sales office for EEC’s Digitran division in Japan and other countries in Asia, to Massachusetts based Electro Switch Corporation.  In this Report, we refer to the businesses of EEC’s Digitran Division and XCEL Japan, Ltd. as the “Digitran Operations,” and we refer to the sale of EEC’s Digitran division and XCEL Japan, Ltd. as the “Digitran Transaction.”  EEC’s Digitran division, located in Rancho Cucamonga, California, manufactured, marketed and sold electro-mechanical digital and new patented technology very low profileTM rotary switches to the worldwide aerospace, defense and industrial markets.  EEC’s Digitran division was classified within our electronic devices business segment and is excluded from the Business and Industry Description provided below and classified as a discontinued operation throughout this Report.

On March 22, 2010, EMRISE completed the sale of substantially all the assets of EEC’s subsidiary, RO Associates to Massachusetts based Astrodyne Corporation.  In this Report, we refer to the businesses of RO Associates as the “RO Operations,” and we refer to the sale of the assets of RO Associates as the “RO Transaction.”  RO Associates, located in San Jose, California, manufactured, marketed and sold standard power supplies to the defense and industrial markets.  The RO Associates operation was classified within our electronic devices business segment and is excluded from the Business and Industry Description provided below and classified as a held for sale operation throughout this Report.

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

Risks Related to Our Business

We are a highly leveraged company and we have approximately $12.3 million outstanding debt as of March 31, 2010 owed to our senior lender under both term loans and a revolving credit facility that matures on June 30, 2010.  Pursuant to a January 2010 amendment to this credit facility, we are obligated to sell certain assets and to achieve certain sale related milestones by certain dates leading up to the maturity date.  If we are unable to sell the assets, meet these milestones or pay the debt, each on a timely basis or at all, the Company will be materially adversely affected.

Under our amended Credit Agreement with GVEC Resource IV Inc. (the or our “Lender”), which is an affiliate of Private Equity Management Group LLC, the outstanding principal balance owed to the Lender for the term loans at March 31, 2010 was $7.9 million (plus an additional $0.3 million in accrued interest and fees) and the balance owed on the revolving line of credit at March 31, 2010 was approximately $4.1 million, which fluctuates daily depending upon cash collections and advances.  The Credit Agreement, as amended from time to time, is referred to herein as the Credit Facility.  We must make bi-weekly principal payments of $75,000 through maturity on June 30, 2010.  We agreed to sell certain assets, and will retain a percentage of the proceeds of some of such sales for working capital and will use the remaining proceeds to pay down the obligations owed to the Lender, and to achieve certain key milestone events related to the sales process.

There can be no assurance that net proceeds from the sales of assets contemplated by the amended Credit Facility will be sufficient to pay the obligations owed to Lender in full.  Many factors could affect our ability to complete such sales, could affect the terms, conditions or consideration to be paid for such assets and the timeliness of closing such transactions, many of which are described in these risk factors and many of which are out of the control of the Company.  If we are unable to sell assets, if the net proceeds of these sales are inadequate, or if the related milestones are not achieved on a timely basis, or if some other event of default were to occur, the Lender could accelerate the debt and exercise its rights and remedies under the Credit Facility, which could include a foreclosure on our assets before the contemplated asset sales could be completed.  There can be no assurance that the Company will be able to successfully sell the contemplated assets in the agreed time frames and/or at prices sufficient to satisfy the debt owed to the Lender, if at all.  Even if the Company does successfully sell the contemplated assets and pay the obligations owed to the Lender in full, the ongoing revenues of the Company will be substantially reduced which could have a material adverse affect on the Company’s operations and financial condition.

In addition, the Lender has the current right to appoint an outside observer to review our books and records and business operations.  While the agreement contains certain limitations designed to minimize disruption to our business operations, the appointment of such an observer is likely to cause management and the finance staff to divert significant time and effort to meeting the observer’s requests for information and is likely to limit management’s ability to focus on the operation of the Company and the sale of assets, which could have a materially adverse impact on our compliance with the Credit Facility obligations, the results of our operations and our financial position.

Actions taken by the Securities and Exchange Commission (Commission) in 2009 against an affiliate of our Lender may adversely affect our ability to continue to borrow funds under the terms of our revolving credit facility with our Lender.  If our Lender limits or terminates our ability to borrow funds under the revolving credit facility, our cash position and our ability to continue day to day operations would be adversely affected, almost immediately.

Actions taken by the Commission in 2009 against Private Equity Management Group, Inc., an affiliate of our Lender and our Lender, including an order granted in April 2009 by a federal court freezing all assets of Private Equity Management Group, Inc. and its affiliates, including our Lender.  At the request of the Commission, the federal court also appointed a temporary receiver of our Lender’s agent and of our Lender.   The Company continues to be vulnerable to the Lender’s difficult position with regard to the Commission, frozen assets and the Receiver.  As a result, we may be further adversely affected.  If, for any reason, the receiver were to limit or terminate our ability to continue to borrow funds under our revolving credit facility, our cash position and our ability to continue day to day operations would be adversely affected, almost immediately.  If that were to occur, we would be required to seek additional and/or replacement financing, which if we were not able to secure such replacement financing on a timely basis or on terms favorable to us would have an immediate and material adverse effect on our operations and/or ability to conduct business after that date.

We have a significant amount of debt outstanding under our Credit Facility with our Lender which has had negative consequences for us.  In the event of a default under our credit facility, our Lender may limit future availability under our revolving line of credit and/or may accelerate payment of all principal balances under this facility. Any of these conditions would have a material adverse effect on our operations and /or our ability to conduct business after that date.

We currently use a significant portion of our operating income for debt service. Our leverage has made us vulnerable to an increase in interest rates, the downturn in the operating performance of our business and the decline in general economic conditions.

This amount of indebtedness could have further negative consequences for us, including:

•                  the risks outlined in the preceding risk factors;

•                  limitations on our ability to obtain replacement financing or other financing in the future;

•                  much of our cash flow is dedicated to debt service obligations and is unavailable for other purposes;

•                  limitations on our flexibility to deal with changing economic, business and competitive conditions; and

•                  vulnerability to an increase in interest rates, a downturn in our operating performance or decline in general economic conditions.

In addition, failure to comply with the covenants and asset sale related milestones in the agreements governing the terms of our credit facility could result in an event of default.  In the event of a default and continuation of a default, our Lender may limit future availability under our revolving line of credit and/or accelerate the payment of all principal balances and accrued interest requiring us to pay the entire indebtedness under our credit facility outstanding on that date.  Upon the occurrence and during the continuation of an event of default, our Lender may also elect to increase the interest rate applicable to the outstanding balance of our term loans by four percentage points above the per annum interest rate that would otherwise be applicable.   Lender has additional remedies available to it such as appointment of an outside observer or forcing the Company into a bankruptcy.  Any of these conditions would have a material adverse effect on our operations and/or ability to conduct business after that date.

Our planned asset sales may materially adversely affect our current operations, our future financial results, our future ability to meet cash flow demands and operate profitably.  The values and terms of such sales may not be as favorable to us as we anticipate which may result in additional asset sales.

We have begun the process of selling a significant portion of our assets as required by the Credit Facility.  As discussed further in Note 22 “Subsequent Events” in our December 31, 2009 financial statements, these assets contributed approximately $20 million of net sales or 37% of the Company’s net sales from continuing operations and operating income of approximately $3 million of the Company’s total operating income from continuing operations of $1.4 million for 2009.  The preparation for such sales, meeting of due diligence demands of potential buyers, preparation and negotiation of deal documentation and otherwise driving such sales to conclusion is a time consuming process that creates a significant distraction of management and other key team members from the operations of the business.  Certain key officers or other team members may not be cooperative in the sale process or may leave our employ altogether, making a successful asset sale more difficult or impossible to achieve.  The successful close of such asset sales may require third party consents, governmental permits, stockholder approvals or other consents, assignments or approvals that are out of our control and therefore may delay or prevent a successful closing.  Stockholders, or the market generally, may not approve of the value at which assets might be sold, or the assets we sell which may cause our stock price to decrease or lead to litigation.  We may sell additional assets if the net proceeds are insufficient to pay down debt or for other reasons unrelated to the debt.  If we do successfully sell the assets we are obligated to sell and/or other of our assets, the size, tenor and strategy of the Company is likely to be materially different, the revenues, profits, cash flows and other financial measures, may be materially adversely affected, and, even though our debt may be substantially reduced, the viability of the Company as a going concern may be uncertain.

We rely heavily on our management, and the loss of their services could adversely affect our business.

Our success is highly dependent upon the continued services of key members of our management, including Carmine T. Oliva, our Chairman of the Board and Chief Executive Officer, Graham Jefferies, our President and Chief Operating Officer and John Donovan, our Chief Financial Officer.  Mr. Oliva co-founded EEC and has developed personal contacts and other skills that we rely upon in connection with our financing, acquisition and general business strategies.  Mr. Jefferies is a long-time employee of EMRISE who we have relied upon in connection with our acquisitions and operations in England and France and who fulfills significant operational responsibilities in connection with our foreign and domestic operations.  Mr. Donovan provides us with extensive experience in financial reporting and compliance matters.  The loss of Mr. Oliva, Mr. Jefferies or Mr. Donovan, or one or more other key members of management could adversely affect us.  Although we have entered into employment agreements with each of our executive officers, those agreements do not guarantee continued employment of these individuals.  We maintain key-man life insurance on Mr. Oliva and Mr. Jefferies.  However, we cannot provide any assurance that we will be able to maintain this insurance in effect or that the coverage will be sufficient to compensate us for the loss of the services of Mr. Oliva or Mr. Jefferies.

Based on our current position with regard to our Lender and the sales of assets we have undertaken, our dependence on Messrs. Oliva, Jefferies and Donovan, in addition to other key team members within the company and within certain divisions has significantly increased, particularly as it relates to the Company’s obligation to achieve asset sale related milestones as agreed upon with the Lender.  Therefore, we are in the process of evaluating possible compensatory packages to these persons to incentivize them to remain in the service of the Company, cooperate fully with the sales process and work towards successful completion of the Company’s goals.  There can be no assurance that these measures, once finalized and approved, will be successful in retaining and properly incentivizing these persons.

We incurred a net loss from continuing operations in 2009 and 2008 and may incur losses in the future. If we continue to incur losses, we will experience negative cash flow, which may hamper our operations, may prevent us from expanding our business and may cause our stock price to decline.

We incurred a $2.9 million net loss from continuing operations for 2009 and a $10 million net loss from continuing operations for 2008, including a write off of intangible and goodwill assets of $6.6 million. We expect to rely on cash on hand, cash generated from our operations, cash generated from the sale of assets and existing and possible future financing activities to fund the cash requirements of our business. If our net losses continue, we will experience negative cash flow, which may hamper current operations and may prevent us from expanding our business. We may be unable to attain, sustain or increase profitability on a quarterly or annual basis in the future. If we do not achieve, sustain or increase profitability, our stock price may decline.

There is substantial doubt as to our ability to continue as a going concern.  If we are unable to restructure our indebtedness, raise additional capital or sell assets in a timely manner, we may voluntarily seek, or be forced to seek, protection under the U.S. Bankruptcy Code or be forced into liquidation or to substantially restructure or alter our business operations and/or debt obligations.

Our ability to continue as a going concern is dependent upon our ability to (i) sell assets and meet milestones as required under our credit facility, (ii) pay off our credit facility prior to its maturity on June 30, 2010, (iii) obtain alternate financing to fund our ongoing operations after June 30, 2010, and (iv) achieve profitable operations.

In addition, if we default on the terms of our credit facility, our Lender may limit future availability under the Revolver and/or accelerate the payment of all principal balances and accrued interest requiring us to pay the entire indebtedness under the credit facility.

If we (a) are not able to attain, sustain or increase profitability on a quarterly or annual basis, (b) are not able to obtain alternate financing prior to June 30, 2010, or (c) default under the terms of the credit facility and our Lender were to limit future availability under the Revolver and/or accelerate the payment of all principal balances and accrued interest requiring us to pay the entire indebtedness under the credit facility, then our ability to continue operations will be materially, adversely affected and we may voluntarily seek, or be forced to seek, protection under the U.S. Bankruptcy Code or be forced into liquidation or to substantially restructure or alter our business operations and/or debt obligations.  In addition, due to any or all of the reasons discussed above, we may cease to continue as a going concern.

If we cease to continue as a going concern, due to lack of available capital or otherwise, you may lose your entire investment in our company.

We have material weaknesses in our internal control over financial reporting structure, which, until remedied, may cause errors in our financial statements that could require restatements of our financial statements and investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.

We have identified four material weaknesses in our internal control over financial reporting and cannot assure you that additional material weaknesses will not be identified in the future.  Management has concluded that (i) we did not effectively implement comprehensive entity-level internal controls; (ii) we did not maintain effective controls over changes to critical financial reporting applications and over access to these applications and related data; and (iii) we did not maintain a sufficient level of information technology personnel to execute general computing controls over our information technology structure and (iv) we lack sufficient resources within the accounting department, and that the foregoing represented material weaknesses in our internal control over financial reporting.  If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements and in our disclosure that could require restatements.  Investors may lose confidence in our reported financial information and in our disclosure, which could lead to a decline in our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each year, and to include a management report assessing the effectiveness of our internal control over financial reporting in each Annual Report on Form 10-K.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As a result, we cannot assure you that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our financial statements. Any such failure could also materially adversely affect the results of periodic management evaluations regarding disclosure controls and procedures and the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to timely meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

We are not in compliance with the continued listing requirements of the NYSE Arca because our Common Stock is trading at less than $1 per share.  While NYSE Arca Regulation staff has allowed us approximately six months to seek to improve our stock price by selling assets and paying down the debt owed to our Lender, we may ultimately be delisted and begin trading on the Over the Counter market.

On January 5, 2010, we received notice from the staff of NYSE Arca, Inc. that the Company was no longer in compliance with the minimum $1 per share price required for continued listing on the NYSE Arca under NYSE Arca Equities Rule 5.5(h)(4).  We notified the staff of NYSE Regulation of our intent to cure the deficiency by taking specific actions that include selling certain assets and paying outstanding obligations to the Lender by the maturity date of June 30, 2010.  Based on its evaluation of the planned actions, NYSE Regulation accepted our request to conduct the planned actions to seek to achieve compliance with NYSE Arca continued listing standards in the time period through approximately June 30, 2010.

The Company understands that the NYSE Regulation staff will conduct periodic compliance reviews prior to the expiration of this period to assess the Company’s ability to achieve compliance with the NYSE Arca’s continued listing standards.  There are many risks associated with successfully completing the planned actions discussed elsewhere in these risk factors, and there can be no assurance that we will be able to sell the assets, at adequate prices or on a timely basis.  Even if we are successful in these efforts, there can be no assurance that doing so will have a positive impact on the price of our common stock in a timely manner or at all.  In the event that a $1 price per share, or greater, of the Company’s common stock is not attained within the prescribed time period, the NYSE Arca is expected to commence suspension and delisting procedures.

If our common stock is delisted from the NYSE Arca, then we would expect to trade on the Over the Counter market, which could have a materially negative impact on the liquidity of our stock and the price of our common stock.

The current global financial crisis and global economic recession a) has had and may continue to have significant negative effects on our customers and our suppliers b) has had and may continue to have significant negative effects on our access to credit and our ability to raise capital, c) may prevent us from accurately forecasting demand for our product, d) may increase the risk that we could suffer unrecoverable losses on our customers’ accounts receivable, or e) may increase the risk that we cannot sell inventory that is on hand resulting in excess inventory levels and may therefore affect our business market share, results of operations, and financial condition.

The current global financial crisis - which has included, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and/or fluctuations in equity and currency values worldwide, and concerns that the worldwide economic recession may be prolonged — has had and may continue to have a significant negative effect on our business and operating results.  The potential effects of the current global financial crisis and recession are difficult to forecast and mitigate. As a consequence, our operating results for a particular period are difficult to predict, and, therefore, prior results are not necessarily indicative of results to be expected in future periods.

The current economic crisis and recession has affected and may continue to affect our direct and indirect customers’ access to capital or willingness to spend capital on our products, and/or their levels of cash liquidity with which or willingness to pay for products that they will order or have already ordered from us.  The effect of the current economic conditions on our customers may therefore lead to decreased demand, including order delays or cancellations, which in turn may result in lower revenue and materially adversely affect our business, results of operations and financial condition.

Likewise, the current global financial crisis and recession may negatively affect our suppliers’ access to capital and liquidity with which to maintain their inventories and production levels and could cause them to raise prices or lower production levels, or result in their ceasing operations.  The challenges that our suppliers may face in selling their products or otherwise in operating their businesses may lead to our inability to obtain the materials we use to manufacture our products. These actions could cause reductions in our revenue, increased price competition and increased operating costs, which could materially adversely affect our business, results of operations and financial condition.

If the Company successfully pays the obligations owed to our Lender, the ongoing revenues and profitability of the Company will be substantially reduced as a result of our sale of the contemplated assets of the Company, to satisfy such obligations.  This would have a material adverse effect on the Company’s operations, financial condition and ability to continue operations and we may need to secure additional or alternative financing as a result.  Failure to secure additional or alternate financing, including a new revolver, if and when needed, would have an adverse effect on our operations and/or ability to do business or could restrict our growth, limit the development of new products, or hinder our ability to fulfill existing or future orders.  Moreover, if we are unsuccessful in securing the necessary financing to continue operations, when needed, then we may be forced to seek protection under the U.S. Bankruptcy Code or be forced into liquidation or substantially restructuring or altering our business operations and/or debt obligations.

The current economic recession and related market instability makes it increasingly difficult for us, our customers and our suppliers to accurately forecast future product demand trends, particularly in our communications equipment segment.  If, as a result we produce excess products, our inventory carrying costs will increase and result in obsolete inventory.  Alternatively, due to the forecasting difficulty caused by the unstable economic conditions, we may be unable to satisfy demand for our products which may in turn result in a loss of market share.

We finance a portion of our sales through trade credit. While we perform ongoing credit evaluations of our customers’ financial condition, we could suffer significant losses if our customers are unable or unwilling to pay us. As global economic conditions continue or worsen, there is an increasing risk of significant losses of accounts receivable that may have a negative impact on our financial results.

Our defense and aerospace programs are highly dependent on economic and political factors which are outside of our control. Changes in defense budgets in countries around the world and/or changes in priorities on such spending could materially adversely affect our business.

We sell our commercial and military electronic devices primarily to OEMs, including manufacturers of aerospace and defense systems and industrial instruments.  We are highly dependent on defense budgets to utilize our products in various electronic warfare applications.  Changes in defense budgets and/or change in priorities of defense budgets may reduce and/or redirect defense spending.  If defense spending is reduced or redirected, it may affect our current contracts as well as our ability to procure additional defense contracts, which could have a negative effect on our business, results of operations and financial condition.

Our lack of long-term purchase orders or commitments may materially adversely affect our business if demand is reduced.

During 2009, the sales of electronic devices accounted for approximately 79% of our total net sales, and the sales of communications equipment and related services accounted for approximately 21% of our total net sales.  In some cases we have long-term contracts with our electronic devices and communications equipment customers that cover the general terms and conditions of our relationships with them and can include long-term purchase orders or commitments.  However, typically our customers issue purchase orders requesting the quantities of products they desire to purchase from us, and if we are able and willing to fill those orders, then we fill them under the terms of the contracts.  Accordingly, we cannot rely on long-term purchase orders or commitments to protect us from the negative financial effects of reduced demand for our products that could result from a general economic downturn, from changes in the electronic devices and communications equipment industries, including the entry of new competitors into these markets, from the introduction by others of new or improved technology, from an unanticipated shift in the needs of our customers, or from other causes.

The unpredictability of our quarterly and annual operating results may cause the price of our common stock to fluctuate or decline.

Our quarterly operating results have varied significantly in the past and will likely continue to do so in the future due to a variety of factors, many of which are not within our control.  Sometimes these factors can cause more prolonged periods of increased or decreased operating results, measured in quarters or years.

The cyclical nature of the communications equipment business due to the budgetary cycle of many of our key customers in this segment has had and will likely continue to have, for the foreseeable future, an effect on our quarterly operating results.  Companies that utilize our communication equipment products generally obtain approval for their annual budgets during the first quarter of each calendar year.  If a company’s annual budget is not approved early in the calendar year or is insufficient to cover its desired purchases for the entire calendar year, then we are unable to sell products to the company during the period of the delay or shortfall.  In addition, these budgets historically tend to vary significantly year by year depending on a variety of factors, including overall economic conditions.  A significant reduction in any one customer’s or group of customer’s budgets could severely reduce our overall sales, profits and cash flows in the future.

Our electronic devices sales are often made in conjunction with large military or commercial aerospace contracts.  The timing of required deliveries under these contracts can be delayed based on issues related to the overall contract, which can cause delays in our shipment schedules, revenue recognition, profits and cash flows.  In periods between completion of one long term contract and commencement of sales under a new contract, our revenues will be reduced.  In addition, the negative impact of such periods on our bottom line will be greater than the reduction in revenues due to the continued, and relatively constant, cost of overhead.  The impact of these periods between contracts can last for months, quarters or, occasionally, years.

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

Sales of some of our products depend upon potential customers’ internal approval and contracting procedures, procurement practices, and testing and acceptance processes, all of which require a significant amount of time.  As a result of these and related factors, the sales cycle of many of our products, especially for large customers, typically ranges from six to twelve months or more.  Lengthy sales cycles subject us to risks of delays, foregone orders and fluctuations in operating results.

Most of our competitors have greater resources than we do.  In order to compete successfully, we must keep pace with our competitors in anticipating and responding to the rapid changes involving the electronic devices and communications equipment industries.

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

Our results of operations could be materially adversely affected if we lose ITT Corporation as a customer or if our sales to ITT Corporation were to decline.

In the year ended December 31, 2009, sales to ITT Corporation, a customer within our electronic devices segment, accounted for 10% of our total net sales.  The loss of or a significant adverse change in our relationship with ITT Corporation or any other major customer could cause a material decrease in our net sales and our results of operations could be materially adversely affected as a result.  There can be no assurance that ITT Corporation will continue to be a customer within our electronic devices segment.

Our results of operations could be materially adversely affected as a result of impairments of goodwill and other intangible assets which may cause the price of our common stock to fluctuate or decline.

When we acquire a business, we assign estimated values to certain intangible assets and we also record an asset called “goodwill” equal to the excess amount we pay for the business, including liabilities assumed, over the fair value of the tangible and intangible assets of the business we acquire. For example, in connection with the acquisition of ACC and CCI, we recorded approximately $10.2 million in goodwill and $4.8 million of intangible assets based on the application of purchase accounting.  Guidance issued by the Financial Accounting Standards Board (“FASB”) under the FASB Accounting Standards Codification™ (“Codification”) provides that goodwill and other intangible assets that have indefinite useful lives not be amortized, but instead be tested at least annually for impairment, and intangible assets that have finite useful lives continue to be amortized over their useful lives. The Codification provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment. This guidance requires management to make certain estimates and assumptions when allocating goodwill to reporting units and determining the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, investment rates, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Absent any impairment indicators, we perform our impairment tests annually during the fourth quarter. As part of our 2009 annual test for impairment to goodwill and other intangible assets, we noted no events of impairment.  However, as a result of the sale of our RO Operations, we recorded a non-cash charge for the impairment of goodwill and indefinite-lived intangibles of $0.9 million and amortized intangible assets of $0.5 million, which amounts reflect the write down of all of the intangible assets of the RO Operations.  As a result of our 2008 annual test for impairment to goodwill and other intangible assets, we recorded a non-cash charge for the impairment of goodwill and indefinite lived intangible assets of $6.6 million in the fourth quarter of 2008, which reflects the write down of substantially all of the carrying value of the goodwill and other intangible assets for our communications equipment segment. Any future impairments, including impairments of the goodwill or intangible assets recorded in connection with the acquisition of ACC and CCI, or any other acquisition we may make in the future, would negatively impact our results of operations for the period in which the impairment is recognized which, in turn, may cause our stock price to fluctuate or decline.

Our acquisition strategy may result in unanticipated accounting charges or otherwise materially adversely affect our results of operations, and result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of acquired companies or businesses, or be dilutive to existing shareholders.

Our business strategy may involve additional expansion through the acquisition of businesses, assets, products or technologies that allow us to complement our existing product offerings or expand our market coverage. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets.

Acquisitions may require significant capital infusions, typically entail many risks, and could result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of acquired companies or businesses. We have in the past and may in the future experience delays in the timing and successful integration of an acquired company’s technologies and product development through volume production, unanticipated costs and expenditures, changing relationships with customers, suppliers and strategic partners, or contractual, intellectual property or employment issues. In addition, key personnel of an acquired company may decide not to work for us or to leave the employ of the Company soon after closing. These challenges could disrupt our ongoing business, distract our management and employees, harm our reputation and increase our expenses. These challenges are magnified as the size of the acquisition increases. Furthermore, these challenges would be even greater if we acquired a business or entered into a business combination transaction with a company that was larger and more difficult to integrate than the companies we have historically acquired.

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

Acquisitions or asset purchases made entirely or partially for cash may reduce our cash reserves.  Depending on the circumstances, we may seek to obtain additional cash to fund an acquisition by selling equity or debt securities. Any issuance of equity or convertible debt securities may be dilutive to our existing stockholders, which could be significant. In addition, the equity or debt securities that we may issue could have rights, preferences or privileges senior to those of our common stock.

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

Due to our international operating units, we are exposed to various legal, business, political and economic risks associated with our international operations. These risks may substantially increase or decrease if we sell assets as we are required to do by our Lender.

Sales by our foreign business units accounted for 54.4% and 75.8% of our net sales in 2009 and 2008, respectively. We undertake various sales and marketing activities through our facilities in England and France.  Heightened security from terrorist attacks in the U.S. and abroad and the increasing risk of extended international military conflicts may materially adversely impact our international sales and could make our international operations more expensive. International operations are subject to many other inherent risks, including but not limited to:

•                  fluctuations in currency exchange rates;

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

•                  difficulties in collecting receivables from foreign entities or delayed revenue recognition; and

•                  potentially adverse tax consequences.

Any of the factors described above may have a material adverse effect on our ability to increase or maintain our foreign sales. Many of the factors described above, particularly currency exchange rates, have an impact on our financial results and/or on our liquidity and working capital position, which can be negative and can be material.  If we sell additional assets, as required by our Lender, our percentage of sales generated from foreign units may substantially increase or decrease, thus substantially increasing or decreasing the possible impact of risks discussed in this risk factor.

If we are unable to fulfill backlog orders due to circumstances involving us or one or more of our suppliers or customers, our anticipated results of operations will suffer.

As of December 31, 2009, we had $28.7 million in backlog orders for our products.  Backlog orders represent revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress.  Our backlog orders are due, in large part, to the long lead-times associated with our electronic device products, which products generally are custom built to order.  We cannot provide assurance that we will be successful in fulfilling orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.  Factors that could affect our ability to fulfill backlog orders include difficulty we may experience in obtaining raw materials or sub-assemblies from suppliers, whether due to obsolescence, production difficulties on the part of suppliers or other causes, or customer-induced delays and product holds.  Our anticipated results of operations and cash flows will suffer to the extent we are unable to fulfill backlog orders within the timeframes we establish, particularly if delays in fulfilling backlog orders cause our customers to reduce or cancel their orders.

If our products fail to comply with evolving government and industry standards and regulations, we may have difficulty selling our products and/or we may incur significant warranty liabilities associated with existing products.

We design our products to comply with a significant number of industry standards and regulations, some of which are evolving as new technologies are deployed.  Our products must comply with various regulations defined by the FCC and Underwriters Laboratories, the American National Standards Institute, among others as well as industry standards such as those established by Telcordia Technologies, Inc. (communications), Federal Aviation Authority (aerospace) and Boeing, among others.  Internationally, our products must comply with standards established by the European Committee for Electrotechnical Standardization, the European Committee for Standardization, the European Telecommunications Standards Institute, and telecommunications authorities in various countries as well as with recommendations of the International Telecommunications Union, Airbus and various civil aviation authorities, among others.  The failure of our products to comply, or delays in compliance, with the various existing and evolving standards could negatively affect our ability to manufacture and/or sell our products in the future and/or may result in significant warranty liability for noncompliance on existing products.

Financial statements of our foreign subsidiaries are prepared using the relevant foreign currency that must be converted into U.S. dollars for inclusion in our consolidated financial statements.  As a result, exchange rate fluctuations have historically and may in the future materially adversely affect our reported results of operations. These risks may substantially increase or decrease if we sell assets as we are required by our Lender.

Our subsidiaries in England and France prepare their financial statements in the relevant local foreign currency.  In order to be included in our consolidated financial statements, the balance sheets are converted, at the then current exchange rate, into U.S. dollars, and the statements of operations are converted using weighted average exchange rates for the applicable period.  Fluctuations of the foreign currencies relative to the U.S. dollar have materially affected and may in the future materially affect our consolidated financial statements.  Our exposure to fluctuations in currency exchange rates has decreased as a result of the acquisition of ACC.  Sales of our products and services from these subsidiaries outside of the U.S. accounted for approximately 54.4% and 75.8% of our net sales for 2009 and 2008, respectively.  We have at times used derivatives to manage foreign currency rate risk for certain sales shipped from England.  Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature.  Net foreign exchange translation gains and losses included in other income and expense in our consolidated statements of operations resulted in a $278,000 loss for 2009 and a $269,000 loss for 2008.  If we sell additional assets, as required by our Lender, our percentage of sales generated from foreign units may substantially increase or decrease, thus substantially increasing or decreasing the possible impact of risks discussed in this risk factor.

Because we believe that proprietary rights are material to our success, misappropriation of these rights could materially adversely affect our financial condition.

Our future success is highly dependent on proprietary technology, particularly in our communications equipment business.  However, we do not hold any patents and we currently rely on a combination of contractual rights, copyrights, trademarks and trade secrets to protect our proprietary rights in this area.  Our management believes that because of the rapid pace of technological change in the industries in which we operate, the legal intellectual property protection for our products is a less significant factor in our success than the knowledge, abilities and experience of our employees, the frequency of our product enhancements, the effectiveness of our marketing activities and the timeliness and quality of our support services.  Consequently, we rely to a great extent on trade secret protection for much of our technology.  However, there can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors or customers will not independently develop comparable or superior technologies or obtain unauthorized access to our proprietary technology, which can be difficult and expensive to monitor and enforce.  Our financial condition would be materially adversely affected if we were to lose our competitive position due to our inability to adequately protect our proprietary rights as our technology evolves.

Risks Related to Our Common Stock

Our common stock price has been volatile, which has resulted in substantial losses for investors purchasing shares of our common stock and could result in further losses or litigation against us.

The market prices of securities of technology-based companies have been and will likely continue to be highly volatile.  The market price of our common stock has fluctuated significantly in the past.  During 2009, the high and low closing sale prices of a share of our common stock were $1.76 and $0.63, respectively.  We completed a 1-for-3.75 reverse split of its common stock in November, 2008.  Our stock price since the reverse split has exhibited volatility and may continue to do so in the future.  In addition, the market price of our common stock may continue to fluctuate in response to the following factors, many of which are beyond our control:

•                  announcements related to sales of assets;

•                  actions taken by our Lender or with respect to the Lender by the Commission or the Receiver;

•                  additions or departures of key personnel;

•                  foreign currency translations gains or losses;

•                  fluctuations in our quarterly or annual operating results;

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

•                  regulatory developments;

•                  future sales of our common stock or other securities; and

•                  perception and confidence of investors regarding future prospects for EMRISE.

The price at which you purchase shares of common stock may not be indicative of the price of our stock that will prevail in the trading market.  You may be unable to sell your shares of common stock at or above your purchase price, which may result in substantial losses to you.  Moreover, in the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities.  We may in the future be the target of similar litigation.  Securities litigation could result in substantial costs and divert management’s attention and resources and could have a significant impact on profitability, future cash flows and stock price. If we are delisted from the NYSE Arca, the liquidity of our stock and our stock price could be materially adversely affected.

Future sales of shares of our common stock by our stockholders could cause our stock price to decline.

We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of common stock for sale will have on the market price prevailing from time to time.

As of April 9, 2010, we had outstanding 10.2 million shares of common stock and options and warrants to purchase an aggregate of 2.5 million shares of common stock.  A substantial number of these shares are eligible for public resale.  Sales of shares of our common stock in the public market, or the perception that those sales may occur, could cause the trading price of our common stock to decrease or to be lower than it might be in the absence of those sales or perceptions.

The Company could be a target for a hostile takeover, which could result in a change of the Company’s management and directors.

Because of the Company’s current per share price, aggregate market capitalization and potential market value of its assets, and its annual revenue, the Company may be an attractive target to a hostile takeover at a depressed value.  The Company does not have a shareholder rights plan, commonly known as a poison pill, in place.  The lack of this particular anti-takeover measure could make a change in control of our Company easier to accomplish.  If a takeover attempt occurred, it might cause distractions for our management and our board of directors and might otherwise prevent us from executing on our strategic plans, including the sale of assets and other strategies to pay down debt, preserve the value of the Company for creditors and stockholders and again grow the Company.  In addition, a successful takeover attempt might result in a change of the Company’s management and directors.

Item 1B.              Unresolved Staff Comments.

None.

Item 2.                       Properties.

As of March 31, 2010, we leased or owned approximately 135,000 square feet of administrative, engineering, production, storage and shipping space.  All of this space was leased from third parties other than our facility located in Abondant, France, which is owned by our CXR Anderson Jacobson subsidiary, which is part of the communications equipment segment.  The following table represents the Company’s leased properties as of March 31, 2010:

Business Unit	Location	Segment	Use	Approximate Size

EMRISE Corporation and Advanced Control Components, Inc.	Eatontown, NJ, U.S.	Corporate headquarters and electronic devices	Administration, Engineering and Manufacturing	30,000sq. feet

XCEL Power Systems, Ltd. and EMRISE Electronics Ltd.	Ashford, Kent, England	electronic devices	Administration, Engineering and Manufacturing	27,000 sq. feet

CXR Larus Corporation	San Jose, CA, U.S.	communications equipment	Administration, Engineering, Manufacturing and Testing	30,000 sq. feet

Pascall Electronics Limited	Ryde, Isle of Wight, England	electronic devices	Administration, Engineering and Manufacturing	35,000 sq. feet

We believe that these facilities are suitable for the purposes for which we use them.  We believe that we have sufficient facilities to conduct and grow our operations during 2010.  The majority of our facilities have warehouse space that can be converted to production areas in the event that expansion is necessary without purchasing or leasing of additional property.  However, we will continue to evaluate the purchase or lease of additional properties, as our business requires.

Item 3.                       Legal Proceedings.

We are not a party to any material pending legal proceedings.

Item 4.                       (Removed and Reserved).

PART II

Item 5.                       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price and Holders

Our common stock has traded on NYSE Arca since March 8, 2006, under the symbol “ERI.”  On November 19, 2008, we completed a 1 for 3.75 reverse split of our common stock.  The table below shows, for each fiscal quarter presented, the high and low closing prices on NYSE Arca for shares of our common stock.  The prices for periods prior to November 19, 2008 have been retroactively restated as if the reverse stock split had occurred as of January 1, 2008.  The prices shown reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	High	Low
Year ended December 31, 2009
First	$1.76	$1.13
Second	$1.70	$1.18
Third	$1.50	$1.20
Fourth	$1.60	$0.63

Year ended December 31, 2008
First	$3.41	$1.73
Second	$3.04	$1.76
Third	$2.29	$1.35
Fourth	$2.50	$1.05

As of April 9, 2010, we had outstanding 10,213,412 shares of common stock outstanding held of record by approximately 950 stockholders.  These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners.  On April 9, 2010, the closing sale price of our common stock on NYSE Arca was $1.02 per share.

Dividend Policy

We have not declared or paid any cash dividends on our capital stock in the past.  We will pay dividends on our common stock only if and when declared by our board of directors.  Our board of directors’ ability to declare a dividend is subject to restrictions imposed by Delaware law and by our Lender, GVEC Resource IV, Inc.  In determining whether to declare dividends, the board of directors will consider these restrictions as well as our financial condition, results of operations, working capital requirements, future prospects and other factors it considers relevant.

Item 6.                       Selected Financial Data.

Not applicable.

Item 7.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and the related notes thereto contained elsewhere in this report. This report and the following discussion contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might generate, expenses we might incur and profits we might earn if we are successful in implementing our business and growth strategies. The forward-looking statements and associated risks may include, the risk factors described in detail in this Annual Report and relate to or be qualified by other important factors, including, without limitation:

•                  our ability to continue to borrow funds under the revolver terms of our credit facility (see “ — Liquidity and Capital Resources”);

•                  our ability to sell assets and achieve the milestones for such transactions, as required by our Lender under the terms of the credit facility;

•                  the ongoing revenues and profitability of the Company will be substantially reduced as a result of our sale a significant portion of the Company’s assets in order to satisfy our debt obligations.  This could have a material adverse effect on the Company’s operations, financial condition and ability to continue operations;

•                  our ability to find and secure alternate financing to our current credit facility on or before June 30, 2010, including a replacement revolver facility in the event the obligations under the current facility are paid in full;

•                  exposure to and impacts of various international risks including legal, business, political and economic risks associated with our international operations, also including the impact of foreign currency translation (see “-Foreign Currency Translation”);

•                  the projected growth or contraction in the electronic devices and communications equipment markets in which we operate;

•                  our strategies for expanding, maintaining or contracting our presence in these markets;

•                  anticipated trends in our financial condition and results of operations;

•                  our ability to meet our working capital and other financing needs;

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

•                  the impact of current and/or future economic conditions, including but not limited to the overall condition of the stock market, the overall credit market, the global recession, political, economic and/or other constraints which are or may negatively impact the industries in which we participate and/or the ability for us to market the products which we sell; and

•                  our ability to successfully compete against competitors that in many cases are larger than we, have access to significantly more working capital than we and have significant resources in comparison to us.

We do not undertake to update, revise or correct any forward-looking statements.

Any of the factors described above or in the “Risk Factors” sections contained in this report could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

Recent Transactions

Discontinued Operations

On March 22, 2010, EMRISE completed the sale of substantially all the assets of its subsidiary, RO Associates to Massachusetts based Astrodyne Corporation.  In this Report, we refer to the businesses of RO Associates as the “RO Operations,” and we refer to the sale of the RO Associates assets as the “RO Transaction.”  Our RO Associates subsidiary, located in San Jose, California, manufactured, marketed and sold standard power supplies to the defense and industrial markets.  The RO Associates operation was classified within our electronic devices business segment.   The financial statements in this Annual Report include the RO Operations as an asset held for sale for all periods presented.

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

Credit Facility and Obligation to Sell Additional Assets

On January 25, 2010, EMRISE and GVEC Resources IV Inc. (referred to as the or our “Lender”) entered into Amendment Number 8 to Loan Documents, which amends EMRISE’s Credit Agreement as of December 31, 2009.  All references to the Credit Facility herein refer to the Credit Agreement as amended from time to time.  The Credit Facility requires the sale of a significant portion of our assets by June 30, 2010 (the “Maturity Date”).  As discussed further in Note 22 “Subsequent Events” in our December 31, 2009 financial statements, these assets contributed approximately $20 million of net sales or 37% of the Company’s net sales from continuing operations and operating income of approximately $3 million of the Company’s total operating income from continuing operations of $1.4 million for 2009. The Company is required to achieve certain milestones in connection with these sale activities and to maintain capital expenditure financial covenants.  Lender has the current right to appoint an outside observer to review our books and records and business operations, with certain limitations designed to minimize disruption to our business operations.  In addition, we must make bi-weekly payments of $75,000 through the Maturity Date.  Upon the sale of the assets we agreed to sell, we will retain a percentage of the proceeds of some of such sales for working capital and are obligated to use the remaining proceeds to pay down the obligations owed to the Lender.  We are also obligated to provide financial information and status reports to the Lender on a regular basis.

The practical effect of Amendment 8 was to provide a forbearance by the Lender through the Maturity Date on the equity raise default and the possible financial covenant defaults that was and may have been otherwise triggered under the Credit Agreement as of December 31, 2009 and allow us time to sell certain assets in order to pay down the obligations to the Lender.  We believe that net proceeds from the sales of assets contemplated by the Credit Facility will be sufficient to pay the obligations owed to Lender in full.

On April 13, 2010, EMRISE and the Lender entered into Amendment Number 9 to Loan Documents, which removes the obligation to sell certain assets while retaining the obligation to sell other assets, and provides some clarity that the Lender will not charge fees for making adjustments to the milestones required to be met before the maturity date, provided certain conditions are satisfied.

If a new event of default were to occur, including the failure to achieve any of the milestones, the Lender could accelerate the debt and exercise its rights and remedies under the Credit Agreement, which could include a foreclosure on our assets before the contemplated asset sales could be completed.  There can be no assurance that we will be able to successfully sell the contemplated assets in the agreed time frames and/or at prices sufficient to satisfy the debt owed to Lender, if at all.  Even if we do successfully sell the contemplated assets and pay the obligations owed to the Lender in full, our ongoing revenues will be substantially reduced which could have a material adverse affect on our operations and financial condition.

Business Description

We design, manufacture and market proprietary electronic devices and communications equipment for aerospace, defense, industrial, and communications applications. We have operations in the U.S., England, and France.  We organize our business in two operating segments: electronic devices and communications equipment. In 2009, our electronic devices segment contributed approximately 79% of overall net sales while the communications segment contributed approximately 21% of overall net sales. Our subsidiaries within our electronic devices segment design, develop, manufacture and market power supplies, radio frequency, or RF, and microwave devices for defense, aerospace and industrial markets.  Our subsidiaries within our communications equipment segment design, develop, manufacture and market network access equipment, including network timing and synchronization products, for communications applications in public and private networks, defense and industrial markets, including utilities and transportation.

Within our electronic devices segment, we produce a range of power systems and RF and microwave devices.  This segment is primarily “project” driven with the majority of revenues being derived from custom products with long life cycles and high barriers to entry.  The majority of manufacturing and testing is performed in-house or through sub-contract manufacturers.  Our electronic devices are used in a wide range of military airborne, seaborne and land-based systems, and in-flight entertainment systems, including the latest next generation in-flight entertainment and connectivity, or IFE&C, systems, such as applications for mobile phone, e-mail and internet communications and real time, on-board satellite and broadcast TV, which are being installed in new commercial aircraft as well as being retrofitted into existing commercial aircraft.

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

Inventory Valuation

Our finished goods electronic devices inventories generally are built to order.  Our communications equipment inventories generally are built to forecast, which requires us to produce a larger amount of finished goods in our communications equipment business so that our customers can be served promptly.  Our products consist of numerous electronic and other materials, which necessitate that we exercise detailed inventory management.  We value our inventory at the lower of the actual cost to purchase or manufacture the inventory (first-in, first-out) or the current estimated market value of the inventory (net realizable value). We perform cycle counts of inventories using an ABC inventory methodology, which groups inventory items into prioritized cycle counting categories, or we conduct physical inventories at least once a year.  We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next 12 to 24 months. Additionally, to determine inventory write-down provisions, we review product line inventory levels and individual items as necessary and periodically review assumptions about forecasted demand and market conditions.  Any inventory that we determine to be obsolete, either in connection with the physical count or at other times of observation, are reserved for and subsequently written-off.  As of December 31, 2009, our total inventory reserves amounted to $4.7 million of which $3.1 million, or 20.0% of total inventory, related to our electronic devices segment and $1.6 million, or 11% of total inventory, related to our communications equipment segment.

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

Foreign Currency Translation

We have foreign subsidiaries that together accounted for approximately 54.4% and 75.8% of our net revenues, 34.2% and 37.5% of our total assets and 20.8% and 23.1% of our total liabilities as of and for the years ended December 31, 2009 and 2008, respectively.  In preparing our consolidated financial statements, we are required to translate the financial statements of our foreign subsidiaries from the functional currencies in which they keep their accounting records into U.S. dollars. This process results in exchange gains and losses which, under relevant accounting guidance, are included either within our statement of operations under the caption “other income (expense)” or as a separate part of our net equity under the caption “accumulated other comprehensive income (loss).”

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

Based on our assessment of the factors discussed above, we consider the functional currency of each of our international subsidiaries to be each subsidiary’s local currency. Accordingly, we had cumulative translation losses of $1.6 million and $2.8 million that were included as part of accumulated other comprehensive loss within our balance sheets at December 31, 2009 and December 31, 2008, respectively. During the year ended December 31, 2009 and 2008, we included translation gains of $1.2 million and losses of $3.9 million, respectively, under accumulated other comprehensive income.

The magnitude of these gains or losses depends upon movements in the exchange rates of the foreign currencies in which we transact business as compared to the value of the U.S. dollar. During 2009, these currencies include the euro and the British pound sterling. Any future translation gains or losses could be significantly higher or lower than those we recorded for these periods.

A 2.5 million British pound sterling loan payable from one of our subsidiaries in England to EMRISE was outstanding as of December 31, 2009 ($4.0 million based on the exchange rate at December 31, 2009).  Exchange rate losses and gains on the long-term portion of this loan are recorded in cumulative translation gains or losses in the equity section of the balance sheet.

Intangibles, Including Goodwill

We periodically evaluate our intangibles, including goodwill, for potential impairment. Our judgments regarding the existence of impairment are based on many factors including market conditions and operational performance of our acquired businesses.  In assessing potential impairment of goodwill, we consider these factors as well as forecasted financial performance of the acquired businesses.  If forecasts are not met, we may have to record additional impairment charges not previously recognized. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of those respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets that were not previously recorded.  If that were the case, we would have to record an expense in order to reduce the carrying value of our goodwill.  Under the Codification guidance for Goodwill and Other Intangible Assets, we are required to analyze our goodwill for impairment issues at least annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  We performed our annual impairment test for goodwill at all of our reporting units as of December 31, 2009.  In performing the valuations, we used cash flows that reflected management’s forecasts and discount rates that reflect the risks associated with the current market.  We consider the results of an income approach and a market approach in determining the fair value of the reporting units.  For the income approach we assumed growth 4.0% as a result of expected shipments on existing contracts and future opportunities.  We discounted the projected cash flows at 14% to determine the fair value for the electronic devices reporting unit.  For the market approach, we used the guideline public company method, under which the fair value of a business is estimated by comparing the subject company to similar companies with publicly traded ownership interests. From these “guideline” companies, valuation multiples are derived and then applied to the appropriate operating statistics of the subject company to arrive at indications of value.

At December 31, 2009, our reported goodwill totaled $15.6 million, all of which belonged to the electronics devices reporting unit.  Based on the results of our testing, the fair values of the electronic devices reporting unit exceeded its book values.    However, as a result of the sale of our RO Operations, we recorded a non-cash charge for the impairment of goodwill and indefinite-lived intangibles of $0.9 million and amortized intangible assets of $0.5 million, which amounts reflect the write down of all of the intangible assets of the RO Operations.  These write downs are reflected within income from discontinued and held for sale operations in the Consolidated Statement of Operations.

Overview

The majority of our products are customized to the unique specifications of our customers and are subject to variable timing of delivery.  Shipments of products can be accelerated or delayed due to many reasons including, but not limited to, exceeding or not meeting customer contract requirements, a change in customer timing or specifications, technology related issues, delays in acquiring raw materials, and other production related issues.  Comparability of our revenues and gross profit is difficult from period to period as we typically do not have recurring orders.  Exceptions to this include certain long-term military contracts and certain long-term telecommunications contracts.

Overall net sales increased 14% in 2009 as compared to 2008.  During 2009, we had a full year of ACC sales compared to approximately four months of net sales from ACC in the previous year, which was acquired August 20, 2008.  ACC provided positive sales results within our electronic devices segment in 2009 attributable to increased sales across several of ACC’s product lines, partially offset by U.S. dollar declines in sales at all of our other subsidiaries, although such businesses experienced slight increases in net sales in 2009 on a local currency basis.  While our French communication subsidiary experienced a decline in sales due to the impact of the global economic crisis, the declines at our other foreign units were largely due to the impact of exchange rates between the U.S. dollar and the British pound sterling and the euro.

Overall gross profit, as a percentage of sales, (“gross margin”), increased to 38.4% in 2009 from 35.4% in 2008.  The increase in gross margin was due primarily to the inclusion of ACC sales in 2009 and associated gross profits in our results partially offset by a decrease in gross margin within our communication segment primarily as a result of lower sales volumes within that segment.

The following is a detailed discussion of our results of operations by business segment.  As a result of the sale of our Digitran Operations in March 2009 and the classification of our RO Operations as held for sale at December 31, 2009, for purposes of the following discussion and analysis, the Digitran Operations and RO Operations, both in the electronic devices segment, have been removed from the prior period comparisons.  The results of the Digitran Operations and RO Operations are reported as a held for sale operation for all periods presented.

As required under the Credit Facility, we plan to sell a significant portion of our total assets during 2010 (See Notes 2, 10, 11 and 22 in the accompanying notes to consolidated financial statements).  We may sell additional assets for strategic or other reasons (together with the significant assets we agreed to sell under the Credit Facility, the “Future Asset Sales”).  As a result of the Future Asset Sales, we are expecting overall declines in net sales, gross profit, operating income and net income within all of our reporting segments and on a consolidated basis as a Company.  However, the magnitude of such declines will largely depend on which assets we actually sell and the timing of such sales, all of which are uncertain at this time, and could be magnified or offset by other factors or events that are also difficult to anticipate at this time.  Where applicable, we will discuss possible future impacts of Future Assets Sales herein; however, we will not attempt to address all potential impacts or to quantify the magnitude of such sales on our future results due to the significant uncertainties associated with doing so.

Results of Operations

Comparison of the Year Ended December 31, 2009 to the Year Ended December 31, 2008

Net Sales

	Year Ended		Variance
	December 31,		Favorable (Unfavorable)
(in thousands)	2009	2008	Dollar	Percent

Electronic devices	$41,818	$32,465	$9,353	28.8%
as % of net sales	74.3%	54.6%
Communications equipment	11,932	14,768	(2,836)	(19.2)%
as % of net sales	21.2%	24.8%
Total net sales from continuing operations	53,750	47,233	6,517	13.8%
Discontinued operations	2,558	12,274
Total net sales	$56,308	$59,507

Electronic Devices

The approximately 29% increase in sales of our electronic devices in 2009 as compared to 2008 was primarily the result of the inclusion of a full year of net sales from ACC, which we acquired in August 2008, compared to only 4 months of ACC net sales included in 2008, and which contributed $13.2 million more to our net sales in 2009 as compared to 2008.  This increase was partially offset by a decrease in net sales of approximately $3.9 million (or a 14% decline) in net sales at our U.K. subsidiaries, primarily due to the impact of exchange rates on those operation’s U.S. dollar results.  On a local currency basis, net sales at our U.K. electronic device companies were slightly higher in 2009 as compared to 2008.  However, exchange rates between the U.S. dollar and the British pound sterling negatively impacted the consolidated results of our U.K. subsidiaries when translated into U.S. dollars in 2009 as compared to 2008.  Our electronic devices subsidiaries in the U.K. experienced a 2% increase in sales in local currency, the British pound sterling, for 2009 compared to 2008.  However, when translated into U.S. dollars, these subsidiaries experienced a 14% decline in net sales for the same period with the difference from an increase of 2% to a decrease of 14% being due to the impact of exchange rates.

Excluding the impact of Future Asset Sales, we expect the increase in net sales from continuing operations that we experienced from 2008 to 2009 to decline in 2010 as compared to 2009, primarily due to the fact that ACC will be included for a full year in both 2010 and 2009, whereas ACC was only included for 4 months during 2008.  However, in addition, we expect overall minor reductions of around 10% in net sales of our electronic device segment in 2010 as compared to 2009, in part due to the impact of the economy, which resulted in lower bookings for our electronic device segment throughout most of 2009 as compared to 2008, but also due to the timing of production requirements for certain long term contracts, which has resulted in expected reductions in shipments during 2010, but which we expect will result in higher shipments in 2011 and beyond.

Communications Equipment

The approximately 19% decrease in sales of our communications equipment in 2009 as compared to 2008 is due to an overall decrease in orders and shipments for network access products, especially at our French subsidiary.  Net sales at our French subsidiary were down $2.7 million in 2009 compared to 2008 due largely to the impact of the global economic crisis and spending reductions, especially by the French government including the French Defense Ministry.  Net sales at our French subsidiary were also slightly impacted by the unfavorable effects of exchange rates in 2009 as compared to 2008 between the U.S. dollar and the euro on the translation of the financial results of our European operations into U.S. dollars.  Our French subsidiary experienced a 24% decrease in sales in local currency, the euro, for 2009 compared to 2008.  However, when translated into U.S. dollars, our French subsidiary experienced a 29% decline in net sales for the same period with the difference from 24% to 29% being due to the impact of exchange rates.  Net sales at our U.S. communications equipment subsidiary remained relatively flat from 2009 as compared to 2008.

Excluding the impact of Future Asset Sales, we expect net sales in our communications equipment segment to increase slightly in 2010 as compared to 2009.

Gross Profit

	Year Ended		Variance
	December 31,		Favorable (Unfavorable)
(in thousands)	2009	2008	Dollar	Percent

Electronic devices	$16,284	$10,754	$5,530	51.4%
as % of net sales	38.9%	33.1%
Communications equipment	4,344	5,977	(1,633)	(27.3)%
as % of net sales	36.4%	40.5%
Total gross profit from continuing operations	20,628	16,731	3,897	23.3%
Total gross margin from continuing operations	38.4%	35.4%
Discontinued operations	90	6,391
Total gross profit	$20,718	$23,122

Electronic Devices

The increase in gross profit in 2009 of approximately $5.5 million was primarily the result of the inclusion of a full year of net sales from ACC, which we acquired in August 2008, compared to only 4 months of ACC net sales included in 2008.  ACC contributed $6.5 million of additional gross profit in 2009 as compared to 2008.  Gross profit at our European subsidiaries decreased by $0.8 million, primarily due to changes in product mix and the impact of exchange rates between the U.S. dollar and the British pound sterling.  This increase was partially offset by approximately $0.1 million of severance costs incurred in the second quarter of 2009 associated with our cost reduction efforts.

Overall segment gross margins improved from 33.1% to 38.9%, primarily due to the inclusion of higher margin products at ACC, and to a lesser extent, due to the effects of favorable product mix and the impacts of our cost reduction efforts at our European subsidiaries, which has resulted in lower fixed overhead manufacturing costs.

Excluding the impact of Future Assets Sales, during 2010, we expect gross profit and gross margin to decline within our electronic devices segment, primarily due to expected reductions in sales volume as discussed under Net Sales, but also due to expected changes in product mix in 2010 as compared to 2009, including the expectation of more customer development projects in 2010 as compared to 2009, which typically generate lower gross margins.

Communications Equipment

The decrease in gross profit within our communications equipment segment by $1.6 million is primarily due to the decline in sales and a related decline in gross margin at our French subsidiary, where gross profit declined $1.4 million as compared to the prior year.  For primarily the same reasons, gross margin within our communications equipment segment declined from 40.5% in 2008 to 36.4% in 2009.  Gross profit at our French subsidiary was unfavorably impacted as a result of the changes in foreign currency exchange rates between the U.S. dollar and the euro in 2009 as compared to 2008 as well. Gross profit at our U.S. communication subsidiary decreased slightly in 2009 as compared to 2008, due primarily to changes in product mix.

Operating Expenses

	Year Ended		Variance
	December 31,		Favorable (Unfavorable)
(in thousands)	2009	2008	Dollar	Percent

Selling, general and administrative	$16,606	$14,030	$(2,576)	(18.4)%
as % of net sales	30.9%	29.7%
Engineering and product development	2,619	2,077	(542)	(26.1)%
as % of net sales	4.9%	4.4%
Loss on asset impairment	—	6,584	6,584	100.0%
Total operating expenses from continuing operations	19,225	22,691	3,466	15.3%
Discontinued operations	3,174	3,921
Total operating expenses	$22,399	$26,612

Selling, General and Administrative

The increase in selling, general and administrative expenses (“SG&A”) is primarily the result of approximately $3.4 million of additional expenses relating to ACC, which we acquired in August 2008, and therefore we incurred such expense during only a portion of 2008 compared to the full year of 2009.  Additionally, we incurred $0.4 million in severance related costs associated with our general and administrative cost reduction efforts.  These increases were partially offset by significant decreases in SG&A, primarily at our corporate headquarters, as a result of cost reduction activities.

Excluding the impact of Future Assets Sales, during 2010 we expect SG&A expenses to decline significantly due, in part, to lower overall sales (which impacts commissions and other variable selling related expenses), but also largely due to our cost reduction efforts in 2009, which we expect to result in approximately $1 million in annualized savings during 2010 as compared to 2009.  The impact of Future Asset Sales will result in a significant reduction of overall SG&A expenses in total dollars, but will most likely result in a significant increase in SG&A as a percentage of net sales.  We expect this because a large portion of our SG&A are fixed costs associated with our corporate overhead structure, especially the fixed costs of being a public company.

Engineering and Product Development

The increase in engineering and product development costs is primarily due to the added engineering costs at ACC for the full year of 2009 and a slight increase in engineering costs at our U.S. communications equipment subsidiary related to development of new products and enhancements of existing products, offset by a slight reduction in engineering costs at our other business units as compared to the prior year.

During 2010, engineering and product development expenses are expected to remain at or slightly below 2009 levels.

Loss on Asset Impairment

In 2008, we incurred a loss on the impairment of our goodwill and indefinite lived intangible assets of $6.6 million, due to a decline in the forecasted financial performance of our communications segment, the estimated fair market value of that segment’s intangible assets declined as compared to the carrying value of such assets on our balance sheet.  As a result, the 2008 impairment charge reflects the write down of substantially all of the carrying value of the goodwill and other intangible assets for our communications segment.

The impact of Future Asset Sales may trigger the need to perform additional assessments on recoverability associated with the long-lived assets even prior to such sales being concluded.  Such assessments could result in material impairments having to be recorded.  In addition, the conclusion of such sales could result in the need to record additional impairments of our goodwill and indefinite lived intangible assets.

Interest Expense

Interest expense was $4.3 million for 2009 compared to $3.2 million for 2008.  Included in interest expense in 2009 were $0.5 million in fees paid to our Lender or accrued in connection with modifications to our credit facility and $1.4 million of non-cash amortization of deferred financing costs and non-cash amortization of debt discount, including $0.5 million due to the acceleration of deferred financing costs and debt discount amortization associated with the partial repayment of our Term Loan B in the first quarter of 2009, compared to $0.9 million of non-cash amortization in 2008.

We expect interest expense in 2010 to be significantly lower than 2009 levels as a result of actual and expected overall debt level reductions in 2010 as compared to 2009, in part due to the reduction of acquisition related debt by approximately $10 million in March 2009, but also because we expect to repay all of our existing debt obligation with our current lender by mid-2010.  This reduction in debt may be offset by replacement revolver financing on our remaining operations; however, we expect that the fees associated with such debt would be substantially less in amount than current debt levels due to a significantly lower balance and also due to an expected reduction in interest rates since the risk associated with such revolving debt would be much lower than our current credit facility.

Other Income (Expense)

We recorded other income of $433,000 in 2009 compared to expense of $734,000 in 2008.  Other income (expense) consists primarily of (i) short-term exchange rate gains and losses associated with the volatility of the U.S. dollar to the British pound sterling and euro on the current portion of certain assets and liabilities and (ii) fair value adjustments on warrants.  The change in the fair value of warrants during 2009 resulted in income of $718,000, which was not present in 2008.  The remaining expense of $285,000 for 2009 was predominantly related to short-term exchange rate losses.

Income tax expense

Income tax expense amounted to $0.6 million for 2009 compared to $0.2 million for 2008.  We recorded income tax expense primarily as a result of foreign income tax on foreign earned profits in Europe and New Jersey state income taxes on income generated by ACC.

Future Asset Sales may trigger additional income tax obligations in 2010.  The Company has exhausted a significant portion of its net operating losses available to be carried forward into future periods and, as a result, any income from operations and/or gain on sales of assets could result in significant tax obligations in 2010.

Income from Discontinued and Held For Sale Operations

In connection with the sale of our Digitran Operations on March 20, 2009, we reported income from discontinued and held for sale operations of $4.0 million (net of $0.5 million in taxes) during 2009, which includes a $7.4 million gain on the sale of our Digitran Operations.  In 2008, these operations contributed comparative income of $3.1 million.  Additionally, at December 31, 2009, we classified our RO Operations as assets held for sale in the consolidated balance sheets and statements of operations, which resulted in reclassification of a loss of $3.1 million and $0.5 million in 2009 and 2008, respectively, to income from discontinued and held for sale operations.  The 2009 loss from RO operations included a write down of $1.8 million in assets comprised of $0.9 million of goodwill and indefinite-lived intangible assets; $0.6 million of long-lived assets and definite lived intangible assets; and $0.3 million of fair value adjustments.

Net Loss

We reported net income of $1.0 million in 2009 and a net loss of $7.4 million in 2008.  Included in the net loss for 2008 was a $6.6 million impairment charge associated with the impairment of goodwill and indefinite lived intangible assets of our communications equipment reporting unit.  Included in net income in 2009 was a $6.9 million (net of $0.5 million in taxes) income/gain on discontinued and held for sale operations associated with the sale of our Digitran Operations and approximately $3.1 million loss related to the operations of RO.  Additionally, included in net income for 2009 was $0.5 million in accelerated non-cash amortization of deferred financing costs and debt discount associated with the partial repayment of our Term Loan B in March 2009, $0.5 million of overall employee termination costs associated with the cost reduction efforts at several of our facilities, $0.5 million in fees associated with waivers and amendments of our credit facility with our Lender in 2009 and $0.1 million of expenses incurred in connection with various refinancing efforts.

Liquidity and Capital Resources

In making an assessment of our liquidity, we believe that the items in our financial statements that are most relevant to our ongoing operations are working capital, cash generated from operating activities and cash available from financing activities.  During 2009, we funded our daily cash flow requirements through funds provided by operations and through borrowings under our credit facility with GVEC Resource IV Inc. (“GVEC” or the “Lender”).  Working capital from continuing operations was a negative $7.7 million at December 31, 2009 as compared to a positive $3.6 million at December 31, 2008, primarily due to the reclassification of all of our debt with our primary lender from long term to short term during 2009, and also due to the accrual of additional contingent cash consideration associated with the acquisition of ACC and, to a lesser extent, a decrease in accounts receivable of $1.7 million due to improved collections.  At December 31, 2009 and 2008, we had accumulated deficits of $26.6 million and $28.1 million, respectively, and cash and cash equivalents of $4.0 million and $3.3 million, respectively.  Our cash balances are often significantly higher at the end of the month than at other times throughout the remainder of the month as a result of borrowings under our credit facility generally occurring toward the end of the month and timing of payments to vendors in the form of accounts payable, payroll and interest payments generally occurring at the beginning of the month.

Net cash used in operating activities during 2009 totaled $0.4 million.  Our reported net income of $1.0 million included a gain on the sale of the Digitran Operations of $7.4 million, net of taxes of $0.5 million and a net loss from Digitran and RO Operations of $2.9 million.  Significant non-cash adjustments to our net income from continuing operations for 2009 include (i) the amortization of debt discount and amortization of deferred financing costs which, on a combined basis, totaled $1.4 million, both of which are non-cash components of interest expense associated with our credit facility, (ii) depreciation and amortization expense which totaled $1.7 million, and (iii) a change in fair value of common stock warrants which contributed $0.7 million as non-cash component of net income.  Significant uses of cash associated with operating activities during 2009 included a decrease in accounts payable and accrued liabilities by approximately $1.0 million, in part due to payments made on previously accrued amounts related to the sale of the Digitran Operations and also due to timing of vendor payments.  The primary source of cash associated with operating activities during 2009 was a decrease in accounts receivable, which decreased by approximately $1.7 million, due primarily to increased efforts to collect outstanding balances on a more timely basis.

Cash generated from our investing activities during 2009 totaled $10.6 million. This amount consisted primarily of net cash proceeds generated by the March 2009 sale of our Digitran Operations, all of which was used to partially repay the $13 million in term debt that we incurred in connection with our purchase of ACC in August 2008.

Cash used in financing activities during 2009 totaled $10.4 million, which consisted of $11.5 million in repayments of principal owed on long term debt and notes to stockholders, offset by $1.1 million in net borrowings on our revolving credit facility.

As of December 31, 2009, we had outstanding borrowings of $5.2 million under the revolving loan portion of our credit facility.  At December 31, 2009, we had remaining actual availability under a formula-based calculation of $1.8 million under the credit facility.  Actual remaining availability represents the additional amount we were eligible to borrow as of December 31, 2009 pursuant to our $7.0 million revolving line of credit.  The availability under our revolving line of credit fluctuates periodically throughout each month depending on timing of borrowings and repayments.  At March 31, 2010, our eligible collateral was $7.1 million (compared to the maximum of $7 million) and our outstanding borrowings at that date were $4.1 million.  Therefore, our actual availability was $2.9 million.

In addition to the revolving line of credit, at December 31, 2009, we had debt obligations of $13.1 million, which includes term loans from our Lender, capitalized lease and equipment loan obligations and notes payable to shareholders, the current portion of which loans and obligations totaled $12.9 million.

Our backlog from continuing operations decreased to $28.7 million as of December 31, 2009 as compared to $32.6 million as of December 31, 2008. The decrease is due to the reduction of backlog at all of our electronic devices business units associated with lower bookings in 2009 and has declined as we satisfied existing contracts during the year.  We experienced an increase in backlog at our U.S. communications equipment business unit associated with new orders for telecommunications test equipment.  The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. Our backlog as of December 31, 2009 was approximately 94% related to our electronic devices business, which business tends to provide us with long lead-times for our manufacturing processes due to the custom nature of the products, and approximately 6% related to our communications equipment business, which business tends to deliver standard or modified standard products from stock as orders are received. We believe that the majority of our current backlog will be shipped within the next 12 months.  However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

Credit Facility

EMRISE (including each of its direct subsidiaries), are parties to a Credit Agreement, as amended, with the Lender, providing for a credit facility in the aggregate amount of $26 million.  As of December 31, 2009, we owed a total of $13.4 million under the terms of the credit facility.

On January 25, 2010, EMRISE and its Lender entered into Amendment Number 8 to Loan Documents, which amends EMRISE’s Credit Agreement as of December 31, 2009.  All references to the Credit Facility herein refer to the Credit Agreement as amended.  The Credit Facility requires the sale of a significant portion of our assets by June 30, 2010 (the “Maturity Date”).  As discussed further in Note 22 “Subsequent Events” in our December 31, 2009 financial statements, these assets contributed approximately $20 million or 37% of the Company’s net sales from continuing operations and operating income of approximately $3 million of the Company’s total operating income from continuing operations of $1.4 million for 2009.  The Company is required to achieve certain milestones in connection with these sale activities and the maintenance of maximum capital expenditure financial covenants.  Lender has the current right to appoint an outside observer to review our books and records and business operations, with certain limitations designed to minimize disruption to our business operations.  Upon the sale of the assets we agreed to sell, we will retain a percentage of the proceeds of some of such sales for working capital and are obligated to use the remaining proceeds to pay down the obligations owed to the Lender.  We are also obligated to provide financial information and status reports to the Lender on a regular basis.  The practical effect of the January 25th amendment was to provide a forbearance by the Lender through the Maturity Date on the equity raise default and the possible financial covenant defaults that was and may have been otherwise triggered under the Credit Agreement as of December 31, 2009 and allow us time to sell certain assets in order to pay down the obligations to the Lender.

On April 13, 2010, the Borrowers and the Lender entered into Amendment Number 9 to Loan Documents, which removes the obligation to sell certain assets while retaining the obligation to sell other assets, and provides some clarity that the Lender will not charge fees for making adjustments to the milestones required to be met before the maturity date, provided certain conditions are satisfied.

The credit facility currently consists of (i) a revolving loan for up to $7 million that expires on June 30, 2010 (the “Revolver”), and (ii) two term loans (Term Loan A and Term Loan B) with an aggregate net outstanding principal amount of $4.1 million as of March 31, 2010. The term loans require remaining combined scheduled principal payments of $75,000 bi-weekly, which began on February 1, 2010 and continue through maturity.  The facility also requires monthly interest payments and a final balloon payment of principal upon maturity on June 30, 2010 of approximately $7.4 million in term debt plus the outstanding balance of the revolver, which at December 31, 2009 was $5.2 million.

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

Interest on the Revolver is payable monthly.  The interest rate is variable and is adjusted monthly based on the prime rate as published in the “Money Rates” column of The Wall Street Journal (the “Base Rate”) plus 1.25%, subject to a minimum rate of 9.5% per annum.  The Revolver contains a capital expenditures covenant, prohibiting any such expenditures (a) in excess of $600,000 for the fiscal year ended December 31, 2009, and (b) in excess of $1,800,000 through June 30, 2010.  Additionally, the Revolver prohibits us from incurring unfinanced capital expenditures in excess of $62,500 in any fiscal quarter and from incurring purchase money commitments in excess of $2 million over the life of the facility.  However, if we incur unfinanced capital expenditures of less than $62,500 in any fiscal quarter, the difference between the amount incurred in a certain fiscal quarter and $62,500 maybe incurred in the two fiscal quarters immediately following such fiscal quarter. The Company was in compliance with all covenants at December 31, 2009.

The term loans bear interest at the Base Rate plus 4.25%, subject to a minimum rate of 12.5% per annum.  Under the credit facility, we may make full or partial prepayment of the term loans provided that any such prepayment is accompanied by the applicable prepayment premium discussed below.

To secure payment of the indebtedness under the credit facility, we irrevocably pledged and assigned to, and granted to the Lender a continuing security interest in all the personal property of the Company and its direct subsidiaries including our interest in any deposit accounts, the stock of each of our direct and indirect subsidiaries, the intellectual property owned by each of the Company and its direct subsidiaries, and the proceeds of the intellectual property owned by each of these entities.  In an event of default, the Lender may, at its option, exercise any or all remedies available to it with respect to the collateral.  In addition, certain of our foreign subsidiaries have agreed to guarantee our performance under the credit facility.

There can be no assurance that we will be able to successfully sell the contemplated assets that we are obligated to sell, pursuant to the credit facility, in the agreed time frames, achieve the related milestones on a timely basis, and/or sell the assets at prices sufficient to satisfy the debt owed to Lender, if at all.  Even if we do successfully sell the contemplated assets and pay the obligations owed to the Lender in full, our ongoing revenues will be substantially reduced which could have a material adverse affect on our operations and financial condition.

If an event of default were to occur, including the failure to achieve any of the milestones related to asset sales required by the Credit Facility, the Lender could accelerate the debt and exercise its rights and remedies under the Credit Agreement.  An acceleration of the principal, deferred fees and accrued interest due on the date of a declared event of default would be a significant amount that would be due on such date.  If such an acceleration were declared as of March 31, 2010, the amount would equal $12.3 million.  We do not have the ability to pay this amount from currently available sources at this time.  The rights and remedies available to the Lender under the Credit Agreement in the event of a declared event of default include a foreclosure on our assets before the contemplated asset sales could be completed.  The lender may also elect to increase the interest rate applicable to the outstanding balance of the Term Loans A and B by four percentage points above the per annum interest rate that would otherwise be applicable.  Additionally, if the lender terminates the credit facility during a default period then we are subject to a penalty equal to 2% of the outstanding principal balance of the Revolver and the Term Loans.

Liquidity

Our current business plan requires additional funding beyond our anticipated cash flows from operations.  These and other factors described in more detail below raise substantial doubt about our ability to continue as a going concern.  In its Report of Independent Registered Public Accounting Firm, our principal accountants, BDO Seidman LLP, has also stated that the Company requires additional funding to achieve profitable operations and repay its current debt obligations beyond its anticipated cash flows from operations, which raises a substantial doubt about its ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to (i) sell the assets as required in the Credit Facility, (ii) repay our credit facility on or prior to its maturity on June 30, 2010, (iii) obtain alternate revolver financing to fund operations after June 30, 2010 and (iv) achieve profitable operations.

If our net losses continue, we may experience negative cash flow, which may prevent us from continuing operations.  We have exhausted a significant portion of our net operating losses available to be carried forward into future periods and, as a result, any income from operations and/or gain on sales of assets could result in significant tax obligations in 2010.  If we are not able to attain, sustain or increase profitability on a quarterly or annual basis, we may not be able to continue operations and our stock price may decline.

If we (i) default under the Credit Facility for any reason, including missing a milestone, (ii) are unable to timely sell assets at sufficient prices, (iii) cannot borrow funds under the terms of the Revolver, for any reason, through June 30, 2010, or (iv) fail to obtain alternate financing to replace our credit facility prior to June 30, 2010 or a new revolving facility once the current credit facility is paid in full, we do not believe that current and future capital resources, revenues generated from operations and other existing sources of liquidity will be adequate to meet our anticipated short term, working capital and capital expenditures needs for the next 12 months.  Further, if any of these occur for any reason, or if we experience a significant loss of revenue or increase in costs, then our cash flow would be negatively impacted resulting in a cash flow deficit.  A cash flow deficit will require us to seek additional or alternate financing, with little or no notice which would be difficult to obtain in these economic conditions and our anticipated financial condition in such circumstances.  To address these potential financing needs, we may have to explore revised debt structure with our current lender, seek additional or new financing with another lender or lenders, sell additional assets to generate cash, sell equity to raise capital.  Successfully executing these strategies is uncertain and there are many risks associated with attempting to execute each, in addition to the risks and uncertainties of the short and long term impact of executing on any of these strategies.   Failure to meet our financing requirements, if and when needed, would have an adverse effect on our operations and/or ability to do business after that date or could restrict our growth, limit the development of new products, hinder our ability to fulfill existing or future orders or negatively affect our ability to secure new customers or product orders.

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

Impacts of New Accounting Pronouncements

FASB Accounting Standards Codification.™  On September 30, 2009, we adopted changes issued by the Financial Accounting Standards Board (“FASB”) to the authoritative hierarchy of Generally Accepted Accounting Principles (“GAAP”).  These changes establish the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates.  Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification.  These changes and the Codification itself do not change GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on our consolidated financial statements.

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

In August 2009, the FASB issued an update to the fair value measurement guidance to clarify how an entity should measure liabilities at fair value.  The update reaffirms fair value is based on an orderly transaction between market participants, even though liabilities are infrequently transferred due to contractual or other legal restrictions.  However, identical liabilities traded in the active market should be used when available.  When quoted prices are not available, the quoted price of the identical liability traded as an asset, quoted prices for similar liabilities or similar liabilities traded as an asset, or another valuation approach should be used.  This update also clarifies that restrictions preventing the transfer of a liability should not be considered as a separate input or adjustment in the measurement of fair value.  The adoption of this update for fair value measurements of liabilities had no impact on our financial statements.

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

In April 2009, the FASB issued a further update in relation to accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies, which amends the previous guidance to require contingent assets acquired and liabilities assumed in a business combination to be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the measurement period.  If fair value cannot be reasonably estimated during the measurement period, the contingent asset or liability would be recognized in accordance with standards and guidance on accounting for contingencies and reasonable estimation of the amount of a loss.  Further, this update eliminated the specific subsequent accounting guidance for contingent assets and liabilities without significantly revising the original guidance.  However, contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination would still be initially and subsequently measured at fair value.  These updates are applicable prospectively to business combinations for which the acquisition date is on or after January 1, 2009.  The adoption of these provisions will have an impact on accounting for any business acquired after January 1, 2009.

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

Item 9A(T).                               Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2009, the Company carried out an assessment, under the supervision of and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectivelness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)).  The Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2009.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company maintains internal controls over financial reporting to include those policies and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC’s”) rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the internal controls over financial reporting, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2009 that our internal controls over financial reporting were not effective at the reasonable assurance level due to the material weaknesses discussed below.

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

Our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2009 the following four material weaknesses existed:

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

(4)                               We did not maintain a sufficient level of resources within our accounting department.

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

Material Weaknesses and Related Remediation Initiatives

Set forth below is a summary of the various significant deficiencies which caused management to conclude that we had the four material weaknesses identified above.  Through the efforts of management, external consultants and our Audit Committee, we are currently in the process of executing specific action plans to remediate the material weaknesses identified above and discussed more fully below.  We expect to complete these various action plans during 2010.  If we are able to complete these actions in a timely manner, we anticipate that all control deficiencies and material weaknesses will be remediated by June 30, 2011.

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

(4)  We are a relatively complex company with operations conducted in multiple countries, multiple currencies and multiple languages.  We have divested four separate operations in the past 18 months, acquired a large subsidiary during the same time, and we are in the process of divesting additional assets in order to repay our current obligations.  All of these transactions give rise to complex accounting and tax treatments. Most recently, we have been concentrating our efforts in securing amendments to our current credit facility and ensuring adherence to milestones set forth in one of our most recent credit facility amendments.  Our finance team is a relatively small but experienced staff. Although we believe the accounting staff are qualified to perform their functions, due to reasons above, the quantity of staff may be insufficient to deal with the work load and complexities created, which could result in material misstatements to our financial statements.

Remediation of Internal Control Deficiencies and Expenditures

It is reasonably possible that, if not remediated, one or more of the material weaknesses described above could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.

We are developing specific action plans for each of the above material weaknesses.  In addition, our audit committee has authorized the hiring of additional temporary staff and/or the use of financial and information technology consultants, as necessary, to ensure that we have the depth and experience to remediate the above listed material weaknesses, including the implementation and monitoring of the appropriate level of control procedures related to all of our manufacturing locations and our corporate offices.  The audit committee will also work directly with management and outside consultants, as necessary to ensure that board level deficiencies are addressed.  We are uncertain at this time of the costs to remediate all of the above listed material weaknesses, however, we anticipate the cost to be in the range of $200,000 to $400,000 (including the cost of the consolidation software described above), most of which costs we expect to incur during 2010.  We cannot guarantee that the actual costs to remediate these deficiencies will not exceed this amount.

Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of December 31, 2009. Because the remedial actions require hiring of additional personnel, upgrading certain of our information technology systems, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weaknesses have been remediated.  We intend to continue to evaluate and strengthen our internal control over financial reporting systems. These efforts require significant time and resources.  If we are unable to establish adequate internal control over financial reporting systems, we may encounter difficulties in the audit or review of our financial statements by our independent registered public accounting firm, which in turn may have a material adverse effect on our ability to prepare financial statements in accordance with GAAP and to comply with our Commission reporting obligations.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.            Other Information.

On April 13, 2010, the Borrowers and the Lender entered into Amendment Number 9 to the Credit Agreement (“Amendment 9”).  Among other things, Amendment 9 removes the obligation to sell certain assets while retaining the obligation to sell other assets, and provides some clarity that the Lender will not charge fees for making adjustments to the milestones required to be met before the maturity date, provided certain conditions are satisfied.  Except for this amendment, the Credit Agreement remains in full force and effect.

PART III

Item 10.              Directors, Executive Officers and Corporate Governance.

Biographical Information

The names, ages and positions held by our directors and executive officers as of March 24, 2010 and their business experience are as follows:

Name	Age	Titles

Carmine T. Oliva	67	Chairman of the Board, Chief Executive Officer, and Director

Graham Jefferies	52	President, Chief Operating Officer and Managing Director of EMRISE Electronics Ltd.

D. John Donovan	43	Chief Financial Officer, Secretary and Treasurer

Laurence P. Finnegan, Jr. (1)	71	Director

Otis W. Baskin (1)	64	Director

Richard E. Mahmarian (1)	72	Director

(1) Member of the compensation committee, corporate governance and nominating committee and audit committee.

Carmine T. Oliva has been Chairman of the Board, Chief Executive Officer and a Class III director of EMRISE Corporation since March 26, 1997 and of our subsidiary, EMRISE Electronics Corporation, since he founded EMRISE Electronics Corporation in 1983.  From March 1997 until July 2009 he was President of EMRISE Corporation.  Mr. Oliva served as Acting Chief Financial Officer and Secretary of EMRISE Corporation from August 18, 2006 to May 15, 2007 and served as Acting Chief Financial Officer from April to July 2005.  Mr. Oliva has been Chairman of the Board of EMRISE Electronics Ltd. since 1985, and Chairman and Chief Executive Officer of CXR Larus since March 1997. In 2002, Mr. Oliva obtained a French government working permit and assumed responsibility as President of our CXR-AJ subsidiary. From January 1999 to January 2000, Mr. Oliva served as a director of Digital Transmission Systems Inc. From 1980 to 1983, Mr. Oliva was Senior Vice President and General Manager, ITT Asia Pacific Inc.  Prior to holding that position, Mr. Oliva held a number of executive positions with ITT Corporation and its subsidiaries over an eleven-year period.  Mr. Oliva attained the rank of Captain in the United States Army and is a veteran of the Vietnam War.  Mr. Oliva earned a B.A. degree from Seton Hall University and an M.B.A. degree from The Ohio State University.  Mr. Oliva is founder of EMRISE from inception.  This, in addition to his vast business acumen and experience in the aerospace and defense and communications equipment industries for over 40 years along with his judgment, integrity and reputation and his extensive international business background including his extensive acquisition and divestiture expertise, makes Mr. Oliva an ideal director of the Company as well as its Chairman.

Graham Jefferies was appointed as President in July 2009.  He served as Executive Vice President from October 21, 1999 until July 2009. Mr. Jefferies was also appointed as our Chief Operating Officer on January 3, 2005, after having served as Chief Operating Officer of our Telecommunications Group since October 21, 1999. Mr. Jefferies served as Executive Vice President of EMRISE Corporation from April 1999 through October 1999. Mr. Jefferies has served CXR-AJ as a director since March 1997 and as General Manager since July 2002, has served as Managing Director of Belix Power Conversions Ltd., Belix Wound Components Ltd. and Belix

Company Ltd. since our acquisition of those companies in April 2000, as Managing Director of XCEL Power Systems, Ltd. since September 1996 and as Managing Director of EMRISE Electronics Ltd. since March 1992.  Prior to joining us in 1992, he was Sales and Marketing Director of Jasmin Electronics PLC, a major United Kingdom software and systems provider, from 1987 to 1992. Mr. Jefferies held a variety of project management positions at GEC Marconi from 1978 to 1987. Mr. Jefferies earned a B.S. degree in Engineering from Leicester University, and has experience in mergers and acquisitions. Mr. Jefferies is a citizen and resident of the United Kingdom.

D. John Donovan was appointed as our Chief Financial Officer in July 2009.  He served as Vice President Finance and Administration, Secretary and Treasurer from May 16, 2007 to July 2009. Prior to joining us, Mr. Donovan served as a management consultant at DLC, Inc. where he was employed from December 2004 to April 2007.  During that time, he handled various financial and accounting functions for the firm’s clients, including his principal client, AeroVironment, Inc. (NasdaqGM: AVAV). From March 2002 to October 2004, Mr. Donovan served as president and chief financial officer of Chem Lab Products, Inc., a private manufacturer of chemicals. Prior to that, he served as chief financial officer of Gainey Ceramics, as controller of Rembrandt Photo Services, as director of financial reporting at Transamerica Corporation, as manager of financial reporting at Capitol Multimedia, Inc., and as a certified public accountant at Price Waterhouse and Ernst & Young LLP. Mr. Donovan earned a B.S. degree in Accounting and a Master of Accountancy degree in Information Systems from Brigham Young University and is a certified public accountant.

Laurence P. Finnegan, Jr. has served as a Class II director since March 26, 1997.  In addition, he was a director of EMRISE Electronics Corporation from 1985 to March 1997, and was EMRISE Electronic Corporations part-time Chief Financial Officer from 1994 to 1997. Mr. Finnegan has held positions with ITT (1970-1974) as controller of several divisions, Narco Scientific (1974-1983) as Vice President Finance, Chief Financial Officer, Executive Vice President and Chief Operating Officer, and Fischer & Porter (1986-1994) as Senior Vice President, Chief Financial Officer and Treasurer. Since August 1995, he has been a principal of GwynnAllen Partners, Bethlehem, Pennsylvania, an executive management consulting firm. From 1996-2008 Mr. Finnegan was a director and the President of GA Pipe, Inc., a manufacturing company based in Langhorne, Pennsylvania. From September 1997 to January 2001, Mr. Finnegan served as Vice President Finance and Chief Financial Officer of QuestOne Decision Sciences, an efficiency consulting firm based in Pennsylvania. Since August 2001, Mr. Finnegan has served as a director and the Vice President and Chief Financial Officer of VerdaSee Solutions, Inc., a consulting and software company based in Pennsylvania. Mr. Finnegan earned a B.S. degree in Accounting from St. Joseph’s University.  Mr. Finnegan’s education and lifetime of experience in accounting, including several positions as Chief Financial Officer and controller at industrial and manufacturing companies, as well as his business acumen, judgment, integrity and reputation m makes him an ideal director and chair of our Audit Committee.

Otis W. Baskin has served as a Class I director since February 6, 2004.  He has been a Professor of Management at The George L. Graziadio School of Business and Management at Pepperdine University in Malibu, California since June 1995 through present and also served as dean from 1995 to 2001.  As dean at Pepperdine he was responsible for all aspects of the management of an organization with 200 employees and $47 million in annual revenue.  He has been a member of the full-time faculty of the University of Houston - Clear Lake (1975-1987), where he served as Coordinator of the Management Faculty and Director of the Center for Advanced Management Programs. He has also been Professor of Management at Arizona State University, West Campus (1987-1991) and The University of Memphis (1991-1995), in addition to serving as dean at both universities.  In each of these assignments he as had responsibilities for recruitment and setting compensation of both professional and support personnel.  Dr. Baskin worked with AACSB International (Association for the Advancement of Collegiate Schools of Business) as Special Advisor to the President and as Chief Executive Officer from July 2002 to June 2004. He is an Associate with the Family Business Consulting Group, where he advises family owned and closely held businesses. He has served as an advisor to Exxon/Mobile Research and Engineering Corporation, NASA and the United States Air Force.  Dr. Baskin is an expert in international business who has worked with companies and business schools in more than 40 countries.  He earned a Ph.D. in Management, Public Relations and Communication Theory from The University of Texas at Austin, an M.A. degree in Speech Communication from the University of Houston, and a B.A. degree in Religion from Oklahoma Christian University.  Dr. Baskin brings a unique blend of business, management, communications and leadership skills, experience and education, as well as his judgment, integrity and reputation, to his role as director and chair of the Compensation Committee.

Richard E. Mahmarian was appointed as a Class III director on March 1, 2006. He is currently serving as a principal and Chairman, President and Chief Executive Officer of Control Solutions, Inc., a company that specializes in providing business systems including hardware, software, consumable products and services to major United States corporations, since December 2003. Mr. Mahmarian also is serving as the Managing Member and Chairman and Chief Executive Officer of REM Associates, LLC, a private investment and consulting company, since 1997. From 1998 until 2001, Mr. Mahmarian was the owner of Alpha Microsystems, LLC, a company that manufactured and sold mini-computer systems, personal computers and servers, provided network services and support, and information technology hardware and software services throughout North America through 50 field offices. In addition, from 1997 until 2006, Mr. Mahmarian owned R&R Palos Verdes Enterprises, Inc., a home construction company in Los Angeles, California.  He served in the United States Navy and was honorably discharged. While in the Navy, he received extensive training in advanced electronic technologies. Mr. Mahmarian earned a B.A. degree in Accounting from Upsala College and an M.B.A. in Marketing and Economics from Seton Hall University. Mr. Mahmarian is a member of the Board of Regents of Seton Hall University and the Board of Advisors of Crestmont College of the Salvation Army.  Mr. Mahmarian makes an ideal director and chair of the Nominating and Corporate Governance Committee because of his long and deep experience in founding, running and growing technology companies with similar technical, engineering, manufacturing, sales and marketing, and distribution issues and challenges, in addition to his business acumen, judgment, integrity and reputation.

Term of Office and Family Relationships

Our officers are appointed by, and serve at the discretion of, our board of directors. There are no family relationships among our executive officers, and directors.

Board of Directors

Board Composition, Responsibilities and Leadership Structure

Our business, property and affairs are managed under the direction of our Board of Directors. Directors are kept informed of our business through discussions with our executive officers, by reviewing materials provided to them and by participating in meetings of our board and its committees.

Our bylaws provide that our board of directors shall consist of at least four directors. Our board is divided into three classes of directors: Class I, Class II and Class III. The term of office of each class of directors is three years, with one class expiring each year at our annual meeting of stockholders. We currently have four directors on our board, with no vacancies.  Our current board consists of one Class I director whose term expires at our 2012 annual meeting, one Class II director whose term expires at our 2010 annual meeting, and two Class III directors whose terms expire at our 2011 annual meeting.

The independent members of our Board of Directors are selected because of their independence from management; depth of understanding of technology, manufacturing, sales and marketing, finance and/or other elements directly relevant to the technology and business of EMRISE; and education and professional background; judgment, skill, integrity and reputation.

The leadership of our Company and our board is split between the executive and chairman leadership of Mr. Oliva, our founder, on the one hand and our independent directors, which make up 75% of the board, on the other hand.  Mr. Oliva has over 40 years of experience in the electronics and communications industry.  His in-depth knowledge of each of our businesses and the competitive challenges each business faces, as well as his extensive experience as a director and senior member of management, make him the best qualified director to serve as chairman.  Our independent directors are strong leaders with diverse educations, skills and backgrounds.  They are appropriately skeptical, leading to thorough review and oversight of the strategies and actions proposed by the chairman and management.  The independent members meet regularly in executive session, with the most qualified member taking the lead in such sessions based on the issues being discussed.  The board may subsequently decide to change its leadership structure, as there is no formal policy that requires the chief executive and chairman to be served by one person.

We believe the combination of Mr. Oliva as our Chief Executive Officer and Chairman in combination with our strong independent board members has been an effective leadership structure for EMRISE.  The division of duties and the level of communication between the board and our management provides the basis for the proper functioning of our board and its oversight of management.

Management of the Company is primarily responsible for managing the risks we face in the ordinary course of operating the business.  The board actively oversees potential risks and risk management activities by receiving operational and strategic presentations from management which include discussions of key risks to our business.  In addition, the board has delegated risk oversight to each of its key committees within their areas of responsibility.  For example, the audit committee assists the Board in its risk oversight function by reviewing and discussing with management our system of disclosure controls and our internal controls over financial reporting.  The nominating and corporate governance committee assists the board in its risk oversight function by periodically reviewing and discussing with management important compliance and quality issues.  The compensation committee assists the board in its risk oversight function by overseeing strategies with respect to our incentive compensation programs and key employee retention issues.  There is a significant amount of cross over of the membership of the various committees, allowing information to flow freely outside of a full board meeting.

Board Committees

Our board of directors currently has an audit committee, a compensation committee and a nominating and corporate governance committee.

Audit Committee

The audit committee selects our independent registered public accountants; reviews the results and scope of the audit and other services provided by our independent registered public accountants; reviews our financial statements for each interim period and for our year end and our internal financial and accounting controls; and recommends, establishes and monitors our disclosure controls and procedures. Our three independent directors, Messrs. Finnegan, Baskin, and Mahmarian, served on our audit committee throughout 2009, with Mr. Finnegan serving as chairman.  Our board of directors has determined that Messrs. Finnegan and Mahmarian are audit committee financial experts. The audit committee operates pursuant to a charter approved by our board of directors and audit committee, according to the rules and regulations of the SEC.

Compensation Committee

The compensation committee is responsible for establishing and administering our policies involving the compensation of all of our executive officers and establishing and recommending to our board of directors the terms and conditions of all employee and consultant compensation and benefit plans. Our entire board of directors also may perform these functions with respect to our employee stock option plans. Messrs. Finnegan and Mr. Baskin have served on the compensation committee throughout 2009, with Mr. Baskin serving as chairman.  Mr. Mahmarian was appointed to the compensation committee in March 2008.  The compensation committee operates pursuant to a charter approved by our board of directors and compensation committee.

Nominating and Corporate Governance Committee

The corporate governance and nominating committee reviews and provides oversight with regards to our corporate governance related policies and procedures and also recommends nominees to our board of directors and committees of our board of directors, develops and recommends to our board of directors corporate governance principles, and oversees the evaluation of the board of directors and management. Messrs. Baskin, Mahmarian and Finnegan have served on the nominating committee throughout 2009.  Mr. Mahmarian serves as chairman of the corporate governance and nominating committee.  The nominating committee utilizes a variety of methods for identifying and evaluating nominees for director, including candidates that may be referred by stockholders.

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

independence from management;

depth of understanding of technology, manufacturing, sales and marketing, finance and/or other elements directly relevant to the technology and business of our company;

education and professional background;

judgment, skill, integrity and reputation;

existing commitments to other businesses as a director, executive or owner;

personal conflicts of interest, if any; and

the size and composition of the board of directors.

In addition, prior to nominating a sitting director for re-election at an annual meeting of stockholders, the corporate governance and nominating committee considers the director’s past attendance at, and participation in, meetings of our board of directors and its committees and the director’s formal and informal contributions to their respective activities.

The corporate governance and nominating committee strives to maintain a board of directors with a diverse set of skills and qualifications, to ensure that the board of directors is adequately serving the needs of our stockholders.  Before evaluating director candidates, the committee reviews the skills and qualifications of the directors currently serving on the board and identifies any areas of weakness or skills of particular importance.  On the basis of that review, the committee will evaluate director candidates with those identified skills.  While the corporate governance and nominating committee does not have a formal policy on board diversity, the committee takes into account a broad range of diversity considerations when assessing director candidates, including individual backgrounds and skill sets, professional experiences and other factors that contribute to our board having an appropriate range of expertise, talents, experiences and viewpoints, and considers those diversity considerations, in view of the needs of the board as a whole, when making decisions on director nominations.

The corporate governance and nominating committee operates pursuant to a charter approved by our board of directors and corporate governance and nominating committee.

Committee Charters

The charters of our audit, compensation and nominating committees, and our codes of business conduct and ethics, are included on our website at http://www.emrise.com. The foregoing information is also available in print to any stockholder who requests it.  All such requests should be in writing and should be sent to “c/o Secretary” at 611 Industrial Way, Eatontown, New Jersey 07724 or jdonovan@emrise.com.

Security Holder Communications with the Board of Directors

The board of directors has established a process to receive communications from security holders. Security holders and other interested parties may contact any member (or all members) of the board of directors, or the independent directors as a group, any committee of the board of directors or any chair of any such committee, by mail or electronically. To communicate with the board of directors, any individual directors or any group or committee of directors, correspondence should be addressed to the board of directors or any such individual directors or group or committee of directors by either name or title. All such correspondence should be sent “c/o Secretary” at 611 Industrial Way, Eatontown, New Jersey 07724. To communicate with any of our directors electronically, security holders should send an email to our Secretary at: jdonovan@emrise.com.

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

Risk Oversight

Our Board of Directors is responsible for consideration and oversight of risks facing EMRISE and its subsidiaries.  Together with the Board’s standing committees, the Board is responsible for ensuring that material risks are identified and managed appropriately.  The Board and its committees regularly review material strategic, operational, financial, compensation and compliance risks with senior management.  The Audit Committee is responsible for discussing overall risk assessment and risk management practices, as set forth in the Audit Committee’s charter.  The Audit Committee also performs a central oversight role with respect to financial and compliance risks and meets at least quarterly with our independent auditor, BDO Siedman LLP.  The Compensation Committee considers risk in connection with its design of compensation programs for our executives.

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

Based solely upon a review of copies of the reports furnished to us during the year ended December 31, 2009 and thereafter, or any written representations received by us from directors, officers and beneficial owners of more than 10% of our common stock that no other reports were required, we believe that, during 2009, (i) all Section 16(a) filing requirements applicable to our directors and officers were met and (ii) except for any Form 5 filings that may have been required, all Section 16(a) filing requirements applicable to the beneficial owners of more than 10% of our common stock were met.

Item 11.                Executive Compensation.

Summary Compensation Table

The following table provides information concerning the compensation for the years ended December 31, 2008 and December 31, 2009 for our principal executive officer, our principal financial officer, and our chief operating officer, who were the only persons who served as executive officers during 2009 (collectively, the “named executive officers”).

				Option	All Other
Name and		Salary	Bonus	Awards	Compensation		Total
Principal Position	Year	($)	($)	($) (1)	($)		($)

Carmine T. Oliva	2008	415,000	—	51,478	26,993	(2)	493,471
Chief Executive Officer	2009	419,523	—	22,325	47,011	(2)	488,859

Graham Jefferies (3)	2008	332,226	—	43,823	29,306	(4)	405,355
President and Chief	2009	278,156	—	19,907	32,568	(5)	330,631
Operating Officer

D. John Donovan	2008	237,866	10,000	51,478	21,222	(6)	320,566
Chief Financial Officer	2009	250,506	—	22,325	24,226	(7)	297,057

(1)          The dollar amount reflected is the fair value calculated for stock options granted in those years, as well as prior fiscal years, in accordance with applicable FASB guidance.  For purposes of the amount shown in the table above, no forfeitures were assumed to take place.  The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the fiscal years indicated. For purposes of the amounts shown in the table above, no forfeitures were assumed to take place.  Information regarding the material terms of the grants for which we recognized compensation costs in 2007 and 2008 is included in the “Outstanding Equity Awards at December 31, 2008” table below.

	2009	2008
Dividend yield	None	None
Expected volatility	89.34%	62.46%
Risk-free interest rate	0.89%	2.51%
Expected option life (in years)	6.0	6.0
Weighted-average fair value per share	$1.08	$4.59

(2)          Amount represented includes $4,041 in insurance premiums we paid with respect to a $1,000,000 term life insurance policy for the benefit of Mr. Oliva’s spouse.  This amount also includes perquisites or personal benefits provided, none of which individually exceed the greater of $25,000 or 10% of the total amount of these benefits provided to Mr. Oliva.

(3)      Mr. Jefferies is based in the United Kingdom and receives his remuneration in British pounds sterling. The compensation amounts listed for Mr. Jefferies are shown in United States dollars, converted from British pounds sterling using the average of the daily conversion rates in effect in 2009 and 2008, respectively.  Mr. Jefferies salary in British pounds sterling was approximately £180,000 for both 2008 and 2009.

(4)          Amount represented includes $19,780 in company contributions to Mr. Jefferies’ retirement account.  This amount also includes perquisites or personal benefits provided, none of which individually exceed the greater of $25,000 or 10% of the total amount of these benefits provided to Mr. Jefferies.

(5)          Amount represented includes $16,689 in company contributions to Mr. Jefferies’ retirement account.  This amount also includes perquisites or personal benefits provided, none of which individually exceed the greater of $25,000 or 10% of the total amount of these benefits provided to Mr. Jefferies.

(6)      Amount represented includes approximately $1,100 in insurance premiums we paid with respect to a term life insurance policy for the benefit of Mr. Donovan’s spouse and $12,900 in medical and dental benefits.  The value of perquisites and other personal benefits Mr. Donovan received was less than $10,000 in aggregate.

(7)          Amount represented includes approximately $1,000 in insurance premiums we paid with respect to a term life insurance policy for the benefit of Mr. Donovan’s spouse and $13,200 in medical and dental benefits.  This amount also includes perquisites or personal benefits provided, none of which individually exceed the greater of $25,000 or 10% of the total amount of these benefits provided to Mr. Donovan.

Termination Payments

Carmine T. Oliva

We may terminate Mr. Oliva’s employment at any time, with or without due cause. “Due cause” includes any intentional misapplication of our funds or other material assets, or any other act of dishonesty injurious to us, or conviction of a felony or a crime involving moral turpitude. “Due cause” also includes abuse of controlled substances or alcohol and breach, nonperformance or nonobservance of any of the terms of the agreement, provided that Mr. Oliva fails to satisfactorily remedy the performance problem following 30 days’ written notice.

Mr. Oliva may terminate his employment at any time, with or without good reason. However, termination for good reason must occur within 90 days of the occurrence of an event constituting good reason, and Mr. Oliva must furnish us with written notice of the event within 30 days after the initial existence of the event and provide us with at least a 30-day cure period. “Good reason” includes: a material diminution in his authority, duties, responsibilities, titles or offices; a purported reduction in Mr. Oliva’s base salary amounting to a material diminution in his salary to an amount less than 10% below the base salary in effect at the time of the reduction; our failure to timely cure or diligently initiate a cure of any material breach within 30 days after Mr. Oliva gives us written notice of the breach.

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

Graham Jefferies

Mr. Jefferies may terminate his employment at any time, with or without good reason. However, termination for good reason must occur within 30 days of the occurrence of an event constituting good reason. The term “good reason” has the same meaning as in Mr. Oliva’s employment agreement described above.

We may terminate Mr. Jefferies employment at any time, immediately upon written notice, with or without due cause. The term “due cause” has the same meaning as in Mr. Oliva’s employment agreement described above, except that Mr. Jefferies may satisfactorily remedy the performance problem following 90 days’ written notice. If we terminate Mr. Jefferies’ employment for due cause or due to Mr. Jefferies’ breach of his employment agreement by refusing to continue his employment, or if Mr. Jefferies terminates his employment without good reason, then all compensation and benefits for Mr. Jefferies will cease, other than amounts under retirement and benefit plans and programs that were earned and vested by the date of termination, pro rata annual salary through the date of termination, and any stock options that were vested as of the date of termination, and accrued vacation as required by applicable law.

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

D. John Donovan

Mr. Donovan may terminate his employment at any time, with or without good reason. However, termination for good reason must occur within 90 days of the occurrence of an event constituting good reason, and Mr. Donovan must furnish us with written notice of the event within 30 days after the initial existence of the event and provide us with at least a 30-day cure period. The term “good reason” has the same meaning as in Mr. Oliva’s employment agreement described above.

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

Outstanding Equity Awards at December 31, 2009

The following table sets forth information about outstanding equity awards held by our named executive officers as of December 31, 2009.  The information below has been adjusted to reflect a 1 for 3.75 reverse split of our common stock that we completed in November 2008.

	Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date

Carmine T. Oliva	26,667	—		1.88	01/31/2011
	14,134	—		1.31	01/22/2013
	6,934	—		3.75	02/24/2014
	13,334	—		7.50	12/29/2015
	8,889	11,111	(1)	2.18	08/22/2018
	8,889	11,111	(2)	3.06	08/22/2018
	5,000	15,000	(3)	1.53	03/24/2019

Graham Jefferies	14,400	—		1.31	01/22/2013
	10,667	—		3.75	02/24/2014
	13,334	—		7.50	12/29/2015
	8,889	11,111	(1)	2.18	08/22/2015
	8,889	11,111	(2)	3.06	08/22/2015
	5,000	15,000	(3)	1.53	03/24/2016

D. John Donovan	6,667	—		4.24	05/15/2017
	6,667	—		4.61	07/01/2017
	8,889	11,111	(1)	2.18	08/22/2015
	8,889	11,111	(2)	3.06	08/22/2015
	5,000	15,000	(3)	1.53	03/24/2016

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

(3) The option becomes exercisable in three equal installments on March 24, 2010, 2011 and 2012.

Director Compensation - 2009

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

The following table provides information concerning the compensation of our non-employee directors for the year ended December 31, 2009:

	Fees Earned	Option
	or Paid in Cash	Awards	Total
Name	($)	($) (1)	($)

Laurence P. Finnegan, Jr. (2)	18,000	11,162	29,162
Otis W. Baskin (3)	18,000	11,162	29,162
Richard E. Mahmarian (4)	18,000	11,162	29,162

(1) The dollar amount reflected is the fair value calculated for stock options granted in that year in accordance with applicable FASB guidance.  We did not recognize compensation cost for financial reporting purposes for the 2009 fiscal year for stock options granted in prior years.  For purposes of the amount shown in the table above, no forfeitures were assumed to take place.  The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the fiscal years indicated:

2009
Dividend yield	None
Expected volatility	89.34%
Risk-free interest rate	0.89%
Expected option life (in years)	7.0
Weighted-average fair value per share	$1.12

(2) At December 31, 2009, Mr. Finnegan held vested and unvested options to purchase an aggregate of 87,601 shares of common stock.

(3) At December 31, 2009, Mr. Baskin held vested and unvested options to purchase an aggregate of 52,668 shares of common stock.

(4) At December 31, 2009, Mr. Mahmarian held vested and unvested options to purchase an aggregate of 43,334 shares of common stock.

Item 12.                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership Table

Except as otherwise indicated in the related footnotes, the following table sets forth information with respect to the beneficial ownership of our common stock as of March 31, 2010, by:

•                  each person known by us to beneficially own more than 5% of the outstanding shares of our common stock;

•                  each of our directors;

•                  each of the named executive officers in the summary compensation table contained above; and

•                  all of our directors and our executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting or dispositive power with respect to the securities.  To our knowledge, except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and dispositive power with respect to all shares of common stock shown as beneficially owned by them.  Except as indicated in the discussion of contractual beneficial ownership limitations below and except as indicated in the footnotes to the table below, shares of common stock underlying derivative securities, if any, that currently are exercisable or convertible or are scheduled to become exercisable or convertible for or into shares of common stock within 60 days after the date of the table are deemed to be outstanding in calculating the percentage ownership of each listed person or group but are not deemed to be outstanding as to any other person or group.  Percentage of beneficial ownership is based on 10,213,412 shares of common stock outstanding as of the date of the table.  The information below has been adjusted to reflect a 1 for 3.75 reverse split of our common stock that we completed in November 2008.

The address of each of the following stockholders, unless otherwise indicated in the footnotes to the table, is c/o EMRISE Corporation, 611 Industrial Way, Eatontown, New Jersey 07724.  Messrs. Oliva, Finnegan, Baskin, and Mahmarian are directors of EMRISE Corporation.  Messrs. Oliva, Donovan and Jefferies are named executive officers and current executive officers of EMRISE Corporation.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Carmine T. Oliva	418,329	(1)	4.06%
Laurence P. Finnegan, Jr.	83,435	(2)	*
Otis W. Baskin	36,723	(3)	*
Richard E. Mahmarian	28,889	(4)	*
Graham Jefferies	62,053	(5)	*
D. John Donovan	37,895	(6)	*
Private Equity Management Group LLC	775,758	(7)	7.60%
All executive officers and directors as a group (6 persons)	667,324	(8)	6.34%

*                 Less than 1.00%

(1)          Includes 21,837 shares held individually by Mr Oliva’s spouse, and 83,847 shares underlying vested options.

(2)          Includes 68,989 shares underlying vested options.

(3)          Includes 34,056 shares underlying vested options.

(4)          Includes 24,722 shares underlying vested options.

(5)          Includes 61,179 shares underlying vested options.

(6)          Includes 36,112 shares underlying vested options.

(7)          Based on share beneficial ownership information contained in a Schedule 13G filed February 11, 2008, by Private Equity Management Group LLC (“PEM”).  PEM has indicated that it is deemed to be the beneficial owner of an aggregate of 775,758 shares underlying warrants, over which the Estate of Danny Pang, Robert Anderson, Wilbur Quon, Todd Gillespie, Peter Paul Mendel, Lian-Hung Chan, Yuan-Feng Sandra Chang and Anthony Bufinsky, as members of PEM, acting by majority in membership interests may be deemed to have the power to vote or direct the vote and the power to dispose or to direct the disposition of the shares.  The address for PEM is One Park Plaza, Suite 550, Irvine, California 92614.

(8)          Includes 308,905 shares underlying vested options and 21,837 outstanding shares held individually by Mr Oliva’s wife.

Securities Authorized for Issuance under Equity Compensation Plans

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2009.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	2,474,504	(1)	$4.37	8,736,575	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	2,474,504		$4.37	8,736,575

(1)               Represents shares of common stock underlying options that are outstanding under our 1993 Stock Option Plan, our Employee Stock and Stock Option Plan, our 1997 Stock Incentive Plan, our Amended and Restated 2000 Stock Option Plan and our 2007 Stock Incentive Plan. The material features of these plans are described in note 11 to our consolidated financial statements for the years ended December 31, 2009 and 2008.

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

Item 14.                Principal Accounting Fees and Services.

Fees and Services for 2009

The following table sets forth the aggregate fees billed to us by BDO Siedman, LLP, our principal accountant, for professional services rendered in connection with the audit of our consolidated financial statements for the year ended December 31, 2009.

Fee Category	2009

Audit Fees	$326,838
Audit-Related Fees	30,000
Tax Fees	5,000
All Other Fees	—
Total	$361,838

Audit Fees. Audit fees consist of fees billed for professional services for (i) audit of our 2009 consolidated financial statements, (ii) review of the interim consolidated financial statements included in our 2009 quarterly reports, and (iii) services that are normally provided by an independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Audit related fees in 2009 consisted of fees billed for professional services performed with respect to a disposition completed in 2009 and equity transaction related activities.

Tax Fees. Tax fees for 2009 consisted of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, tax audit defense, customs and duties, mergers and acquisitions, and international tax planning.

All Other Fees. No other fees were incurred for 2009.

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

2.9	Asset and Stock Purchase Agreement, dated March 20, 2009, by and among EMRISE Corporation, EMRISE Electronics Corporation, Electro Switch Corp., and ESC Worldwide, Inc. (23)

2.10	Amendment No. 2 to Stock Purchase Agreement, dated as of November 20, 2009, by and among EMRISE Electronics Corporation, Charles S. Brand, Thomas P.M. Couse, Joanne Couse and Michael Gaffney. (27)

Exhibit No.	Description

2.11

Asset Purchase Agreement by and among Astrodyne Corporation, RO Associates Incorporated and EMRISE Electronics Corporation dated March 22, 2010. The schedules to the Asset Purchase Agreement in this exhibit 2.11 have been omitted pursuant to Item 601(b) of Regulation S-K. A description of the omitted schedules is contained within the Asset Purchase Agreement. The Company hereby agrees to furnish a copy of any omitted schedule to the Commission upon request. (28)

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

Exhibit No.	Description

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

10.42	Share Charge dated November 30, 2007 by and between Emrise Electronics Corporation and GVEC Resource IV Inc.(19)

10.43	Guaranty dated November 30, 2007 by and between CXR Anderson Jacobson, SAS and GVEC Resource IV Inc.(19)

Exhibit No.	Description

10.45	Agreement For The Pledge Of Account Of Financial Instruments Relating To Shares Of CXR Anderson Jacobson SAS dated November 30, 2007 by and between Emrise Corporation and GVEC Resource IV Inc.(19)

10.46	Convention de Nantissement de fonds de commerce dated November 30, 2007 by and between CXR Anderson Jacobson, SAS and GVEC Resource IV Inc.(19)

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

10.57

Amendment to Forbearance Agreement and Amendment Number 3 to Loan Documents, dated April 9, 2009, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, RO Associates Incorporated, Advanced Control Components, Inc., Custom Control Components, Inc. and GVEC Resource IV Inc. (22)

10.58

Amendment Number 4 to Loan Documents dated April 14, 2009, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, RO Associates Incorporated, Advanced Control Components, Inc. and Custom Control Components, Inc. and GVEC Resources IV Inc.

10.59

Amendment Number 2 to Loan Documents dated February 12, 2009 by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, RO Associates Incorporated, Advanced Control Components, Inc., Custom Components, Inc. and GVEC Resource IV Inc.(24)

10.60

Letter Agreement, dated May 14, 2009, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, RO Associates Incorporated, Advanced Control Components, Inc., Custom Control Components, Inc. and GVEC Resource IV Inc. (22)

10.61	Second Amended and Restated Warrant dated February 12, 2009 issued to Private Equity Management Group, LLC (24)

10.62	Second Amended and Restated Warrant dated February 12, 2009 issued to Private Equity Management Group, LLC (24)

Exhibit No.	Description

10.63

Amendment Number 5 to Loan Documents, dated August 14, 2009, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, RO Associates Incorporated, Advanced Control Components, Inc., Custom Control Components, Inc. and GVEC Resource IV Inc. (25)

10.64

Amendment Number 6 to Loan Documents, dated November 3, 2009, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, RO Associates Incorporated, Advanced Control Components, Inc., Custom Control Components, Inc. and GVEC Resource IV Inc. (26)

10.65

Amendment Number 7 to Loan Documents, dated November 13, 2009, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, RO Associates Incorporated, Advanced Control Components, Inc., Custom Control Components, Inc. and GVEC Resource IV Inc. (26)

10.66

Amendment Number 8 to Loan Documents dated as of December 31, 2009, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, RO Associates Incorporated, Advanced Control Components, Inc. and Custom Control Components, Inc. and GVEC Resource IV Inc. * (±)

10.67	Amendment No. 1 to Subordinated Contingent Secured Promissory Notes, dated as of November 20, 2009, by and between EMRISE Electronics Corporation and Charles S. Brand. (27)

10.68	Amendment No. 1 to Subordinated Contingent Secured Promissory Notes, dated as of November 20, 2009, by and between EMRISE Electronics Corporation and Thomas P.M. Couse. (27)

10.69	Amendment No. 1 to Subordinated Contingent Secured Promissory Notes, dated as of November 20, 2009, by and between EMRISE Electronics Corporation and Joanne Couse. (27)

10.70	Amendment No. 1 to Subordinated Contingent Secured Promissory Notes, dated as of November 20, 2009, by and between EMRISE Electronics Corporation and Michael Gaffney. (27)

10.71

Amendment Number 9 to Loan Documents dated April 13, 2010, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, RO Associates Incorporated, Advanced Control Components, Inc. and Custom Control Components, Inc. and GVEC Resource IV Inc. * (±)

14.1	Amended and Restated Code of Business Conduct and Ethics (16)

14.2	Code of Business Ethics for CEO and Senior Financial Officers (16)

16	Letter dated May 5, 2009 from Hein & Associates LLP regarding change in certifying accountant (17)

21	Subsidiaries of the Registrant *

23.1	Consent of Hein & Associates LLP Independent Registered Public Accounting Firm *

23.2	Consent of BDO Seidman LLP Independent Registered Public Accounting Firm *

31.1

Certification of Principal Executive Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2

Certification of Principal Financial Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*                              Filed herewith.

(#)                      Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit.

(±)                      Confidential treatment has been requested for portions of exhibit marked with (±).

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

(17)                Filed as an exhibit to the Registrant’s Form 8-K for May 5, 2009 and incorporated herein by reference.

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

(21)                Filed as an exhibit to the Registrant’s current report on Form 8-K for May 6, 2005 and incorporated herein by reference.

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

(25)                Filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for June 30, 2009 filed with the Securities and Exchange Commission on August 14, 2009 and incorporated herein by reference.

(26)                Filed as an exhibit to the Registrant’s current report on Form 8-K for November 3, 2009 and incorporated herein by reference.

(27)                Filed as an exhibit to the Registrant’s current report on Form 8-K for November 25, 2009 and incorporated herein by reference.

(28)                Filed as an exhibit to the Registrant’s current report on Form 8-K for March 22, 2010 and incorporated herein by reference.

EMRISE CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

EMRISE Corporation

Eatontown, New Jersey

We have audited the accompanying consolidated balance sheet of EMRISE Corporation (the “Company”) as of December 31, 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EMRISE Corporation at December 31, 2009, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 13 to the consolidated financial statements, the Company adopted an update issued by the Financial Accounting Standards Board related to the accounting for instruments (or embedded features) indexed to an entity’s own stock.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company requires additional funding to achieve profitable operations and repay its current debt obligations beyond its anticipated cash flows from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(Signed BDO Seidman, LLP)

Woodbridge, New Jersey

April 15, 2010

Report of Independent Registered Public Accounting Firm

Board of Directors

and Stockholders of EMRISE Corporation

We have audited the accompanying consolidated balance sheet of EMRISE Corporation, a Delaware corporation, as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EMRISE Corporation as of December 31, 2008, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

(Signed Hein & Associates LLP)

Irvine, California

April 15, 2009

EMRISE CORPORATION

Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$4,046	$3,286
Accounts receivable, net of allowances for doubtful accounts of $262 at December 31, 2009 and $501 at December 31, 2008	8,248	9,804
Inventories, net	10,525	10,565
Current deferred tax assets	158	271
Prepaid and other current assets	977	1,271
Current assets of discontinued and held for sale operations	1,497	5,157
Total current assets	25,451	30,354

Property, plant and equipment, net	2,313	2,779
Goodwill	15,633	9,657
Intangible assets other than goodwill, net	4,881	5,701
Deferred tax assets	1,818	1,981
Other assets	181	676
Noncurrent assets of discontinued and held for sale operations	—	2,475
Total assets	$50,277	$53,623
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,484	$4,256
Accrued expenses	6,163	6,790
Line of credit	5,156	4,084
Current portion of long-term debt, net of discount of $290 at December 31, 2009	12,558	5,110
Notes payable to stockholders, current portion	348	542
Income taxes payable	604	451
Other current liabilities	2,335	357
Current liabilities of discontinued and held for sale operations	745	1,194
Total current liabilities	32,393	22,784

Long-term debt, net of discount of $980 at December 31, 2008	154	13,479
Notes payable to stockholders, less current portion	—	250
Deferred income taxes	1,654	1,864
Other liabilities	688	502
Noncurrent liabilities of discontinued and held for sale operations	—	740
Total liabilities	34,889	39,619
Commitments and contingencies
Stockholders’ equity:
Preferred stock,$0.01 par value. Authorized 10,000,000 shares, no shares issued and outstanding	—	—
Common stock,$0.0033 par value. Authorized 150,000,000 shares; 10,213,000 and 10,204,000 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	126	126
Additional paid-in capital	43,480	44,806
Accumulated deficit	(26,586)	(28,101)
Accumulated other comprehensive income	(1,632)	(2,827)
Total stockholders’ equity	15,388	14,004
Total liabilities and stockholders’ equity	$50,277	$53,623

The accompanying Notes are an integral part of these Consolidated Financial Statements

EMRISE CORPORATION

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended
	December 31,
	2009	2008

Net Sales	$53,750	$47,233
Cost of Sales	33,122	30,502
Gross profit	20,628	16,731

Operating expenses:
Selling, general and administrative	16,606	14,030
Engineering and product development	2,619	2,077
Loss on asset impairment	—	6,584
Total operating expenses	19,225	22,691
Income (loss) from operations	1,403	(5,960)

Other income (expense):
Interest income	98	115
Interest expense	(4,250)	(3,213)
Other, net	433	(734)
Total other expense, net	(3,719)	(3,832)

Loss before income taxes	(2,316)	(9,792)
Income tax provision	593	198
Loss from continuing operations	(2,909)	(9,990)
Discontinued and held for sale operations:
Income from discontinued and held for sale operations including gain on sale in 2009	4,484	2,672
Tax provision on discontinued and held for sale operations	533	122
Net income on discontinued and held for sale operations	3,951	2,550

Net Income (loss)	$1,042	$(7,440)

Weighted average shares outstanding
Basic	10,209	10,204
Diluted	10,209	10,204

Earnings per share:
Basic
Continuing operations	$(0.28)	$(0.98)
Discontinued operations	$0.39	$0.25
Net earnings	$0.10	$(0.73)
Diluted
Continuing operations	$(0.28)	$(0.98)
Discontinued operations	$0.39	$0.25
Net earnings	$0.10	$(0.73)

The accompanying Notes are an integral part of these Consolidated Financial Statements

EMRISE CORPORATION

Consolidated Statements of Stockholders’ Equity

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance at December 31, 2007	10,204	$126	$44,527	$(20,661)	$1,054	$25,046
Stock option exercises	—	—	—	—	—	—
Stock-based compensation expense	—	—	88	—	—	88
Warrants issued related to debt financing	—	—	183	—	—	183
Warrants issued for services	—	—	8	—	—	8
Net loss and comprehensive loss	—	—	—	(7,440)	(3,881)	(11,321)

Balance at December 31, 2008	10,204	126	44,806	(28,101)	(2,827)	14,004
Cumulative effect of change in accounting principle due to adoption of updated derivative guidance	—	—	(1,483)	473	—	(1,010)
Stock option exercises	9	—	7	—	—	7
Stock-based compensation	—	—	148	—	—	148
Warrants issued for services	—	—	2	—	—	2
Net income and comprehensive income	—	—	—	1,042	1,195	2,237
Balance at December 31, 2009	10,213	$126	$43,480	$(26,586)	$(1,632)	$15,388

The accompanying Notes are an integral part of these Consolidated Financial Statements

EMRISE CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$1,042	$(7,440)
Adjustments to arrive at net loss from continuing operations	(3,966)	(2,550)
Net loss from continuing operations	(2,924)	(9,990)
Reconciliation to net cash (used in) provided by operating activities:
Depreciation and amortization	1,540	1,076
Provision for doubtful accounts	200	132
Provision (credit) for inventory obsolescence	740	(153)
Provision (credit) for warranty reserve	146	(84)
Deferred taxes	(66)	93
Gain on sale of assets	—	41
Amortization of deferred issuance costs	753	462
Amortization of debt discount	690	466
Stock-based compensation expense	150	96
Change in fair value of common stock warrant	(718)	—
Loss on impairment of assets	—	6,584
Changes in assets and liabilities:
Accounts receivable	1,521	18
Inventories	(967)	1,609
Prepaid and other assets	51	(1,693)
Accounts payable and accrued expenses	(2,832)	748
Operating cash flow used in continuing operations	(1,716)	(595)
Operating cash flow provided by discontinued operations	1,337	2,299
Net cash (used in) provided by operating activities	(379)	1,704

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(32)	(110)
Payments received on notes receivable	—	40
Purchase of subsidiary, net of cash acquired	266	(12,356)
Investing cash flow provided by (used in) continuing operations	234	(12,426)
Investing cash flow provided by (used in) discontinued operations including proceeds from sale of subsidiary operations, net of cash	10,413	(62)
Net cash provided by (used in) investing activities	10,647	(12,488)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	13,000
Borrowings from lines of credit	56,045	36,021
Repayments of lines of credit	(54,973)	(35,894)
Repayments of long-term debt	(10,942)	(262)
Payments of notes to stockholders	(443)	(479)
Proceeds from exercise of stock options and warrants	7	—
Financing cash flow (used in) provided by continuing operations	(10,306)	12,386
Financing cash flow used in discontinued operations	(77)	(60)
Net cash (used in) provided by financing activities	(10,383)	12,326
Effect of exchange rate changes on cash	740	(2,885)
Net increase (decrease) in cash and cash equivalents	625	(1,343)
Cash and cash equivalents at beginning of period	3,421	4,764
Cash and cash equivalents at end of period	$4,046	$3,421

The accompanying Notes are an integral part of these Consolidated Financial Statements

EMRISE CORPORATION

Consolidated Statements of Cash Flows (Continued)

(in thousands)

	Year Ended
	December 31,
	2009	2008
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$2,804	$1,602
Income taxes	$1,403	$706

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Acquisition of equipment through capital lease	$119	$511

Cumulative effect of change in accounting principle - reclassification of common stock warrants to liability upon adoption of updates to derivative guidance	$473	$—

Issuance of notes and accruals relating to ACC purchase adjustment	$6,262	$—

Fair value of warrants issued	$—	$183

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

In March of 2009, the Company sold substantially all the assets related to the Digitran division of the Company’s wholly-owned subsidiary, EMRISE Electronics Corporation’s (“EEC”), and all of the issued and outstanding equity interests of EEC’s wholly-owned subsidiary, XCEL Japan, Ltd. (collectively the “Digitran Operations”).  The accompanying financial statements include the Digitran Operations as a discontinued operation for all periods presented.

On March 22, 2010, EMRISE completed the sale of substantially all the assets of EEC’s subsidiary, RO Associates to Massachusetts based Astrodyne Corporation.  See Note 22.  In this Report, we refer to the businesses of RO Associates as the “RO Operations,” and we refer to the sale of the RO Associates assets as the “RO Transaction.”  Our RO Associates subsidiary, located in San Jose, California, manufactured, marketed and sold standard power supplies to the defense and industrial markets.  The RO Associates operation was classified within our electronic devices business segment.   The accompanying financial statements include the RO Operations as discontinued operations and assets held for sale for all periods presented.

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

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer payment history, and current economic data. The Company reviews its allowance for doubtful accounts monthly.

EMRISE CORPORATION

Notes to Consolidated Financial Statements

Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

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

Inventories

The Company’s finished goods electronic devices inventories generally are built to order.  The Company’s communications equipment inventories generally are built to forecast, which requires production of a larger amount of finished goods in the communications equipment business so that customers can be served promptly.  The Company’s products consist of numerous electronic parts and other materials, which necessitates the exercise of detailed inventory management.  The Company values its inventory at the lower of the actual cost to purchase or manufacture the inventory (first-in, first-out) or the current estimated market value of the inventory (net realizable value). The Company performs cycle counts of inventories using an ABC inventory methodology, which groups inventory into cycle counting categories, or conducts physical inventories at least once a year.  The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on its estimated forecast of product demand and production requirements for the next 12 to 24 months. Additionally, to determine inventory write-down provisions, the Company reviews product line inventory levels and individual items as necessary and periodically reviews assumptions about forecasted demand and market conditions.  Any inventory that the Company determines to be obsolete, either in connection with the physical count or at other times of observation, are reserved for and subsequently written-off.  As of December 31, 2009, total inventory reserves amounted to $4.7 million of which $3.1 million, or 20% of total inventory, related to the electronic devices segment and $1.6 million, or 11% of total inventory, related to the communications equipment segment.  As of December 31, 2008, total inventory reserves amounted to $4.1 million of which $2.5 million, or 17% of total inventory, related to the electronic devices segment and $1.6 million, or 11% of total inventory, related to the communications equipment segment.

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

EMRISE CORPORATION

Notes to Consolidated Financial Statements

Debt Issuance Costs

Deferred financing costs, which are included in other assets, are costs incurred to obtain debt financing, including all related fees, and are included in the accompanying consolidated balance sheets and are amortized as interest expense over the term of the related financing using the straight-line method which approximates the interest rate method.  Total deferred financing costs amortized to interest expense were $0.8 million and $0.5 million in 2009 and 2008, respectively.

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

As a result of the current expectation that RO would be sold before the end of the estimated useful lives of its long-lived assets, the Company performed an assessment of recoverability associated with the long-lived assets of RO.  In connection with that assessment, an impairment loss of $0.6 million was recognized in 2009, which is included in the Company’s statement of operations within income from discontinued and held for sale operations.

Goodwill and Other Intangible Assets

Financial Accounting Standards Board (“FASB”) guidance for goodwill and other intangible assets disallows the amortization of goodwill and provides for impairment testing of goodwill carrying values on an annual basis or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The Company’s reporting units have been identified as electronic devices and communications equipment.  The Company performed its annual required tests of impairment as of December 31, 2009 and 2008 for goodwill in the electronic devices and the communications equipment reporting units.  As a result of this annual test, in 2008 the Company incurred a loss on the impairment of goodwill and indefinite lived intangible assets of $6.6 million within the Company’s communications equipment segment.  As a result, the 2008 impairment charge reflects the write down of substantially all of the carrying value of the goodwill and other intangible assets for the communications equipment segment.  In performing the valuation in 2009, we used cash flows that reflected management’s forecasts and discount rates that reflect the risks associated with the current market.  We consider the results of an income approach and a market approach in determining the fair value of the reporting units.  For the income approach we assumed growth of 4.0% as a result of expected shipments on existing contracts and future opportunities.  We discounted the projected cash flows at 14% to determine the fair value for the electronic devices reporting unit.  For the market approach, we used the guideline public company method, under which the fair value of a business is estimated by comparing the subject company to similar companies with publicly traded ownership interests. From these “guideline” companies, valuation multiples are derived and then applied to the appropriate operating statistics of the subject company to arrive at indications of value.

At December 31, 2009, our reported goodwill totaled $15.6 million, all of which belonged to the electronic devices reporting unit.  Based on the results of our testing, the fair values of the electronic devices reporting unit exceeded its book values.  However, as a result of the sale of our RO Operations, we recorded a non-cash charge for the impairment of goodwill and indefinite-lived intangibles of $0.9 million.  The write down is reflected within income from discontinued and held for sale operations in the Consolidated Statement of Operations..

Intangible assets with identifiable useful lives are amortized using the straight-line method over their useful lives.  Definite-lived intangible assets are stated at cost, less accumulated amortization, and are amortized on the straight-line method over their estimated useful lives ranging from two to twenty years.  The Company periodically

EMRISE CORPORATION

Notes to Consolidated Financial Statements

reviews the original estimated useful lives of long-lived assets and makes adjustments when appropriate.  Intangible assets with finite useful lives are tested for impairment whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable.  The Company evaluates its intangible assets for impairment by comparing the future undiscounted cash flows of the underlying assets to their respective carrying amounts.  As a result of the current expectation that RO would be sold before the end of the estimated useful lives of its intangible assets with identifiable useful lives, the Company performed an assessment of recoverability associated with the intangible assets of RO.  In connection with that assessment, an impairment loss of $0.5 million was recognized in 2009, which is included in the Company’s consolidated statement of operations within income from discontinued and held for sale operations.

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

Stock-Based Compensation

The Company estimates the fair value of its stock option plans using the Black-Scholes option pricing model (the “Option Model”).  The Option Model requires the use of subjective and complex assumptions, including the option’s expected term and the estimated future price volatility of the underlying stock, which determine the fair value of the stock-based awards.  In accordance with FASB guidance on fair value, stock-based compensation expense recognized during a period is based on the value of the portion of the stock-based awards that are expected to vest with employees.  Accordingly, the recognition of stock-based compensation expense has been reduced for estimated future forfeitures.  FASB guidance requires forfeitures to be estimated at the time of grant with adjustments recorded in subsequent period compensation expense if actual forfeitures differ from those estimates.

EMRISE CORPORATION

Notes to Consolidated Financial Statements

The following weighted average assumptions were used for stock options granted during the year ended December 31:

	2009	2008
Dividend yield	None	None
Expected volatility	89%	63%
Risk-free interest rate	0.89%	2.53%
Expected term	7 years	6 years
Weighted average fair value per share at grant date	$1.10	$1.25

Loss Per Share

Loss per share is calculated according to FASB guidance which requires that basic loss per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding during the year. Diluted loss per share reflects the potential dilution of securities that could share in the earnings of the Company.

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

The Company’s accounts receivable result from sales to a broad customer base. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history and generally does not require collateral. Accounts receivable are generally due within 30 days in the Company’s U.S., England and France operations and are stated net of an allowance for doubtful accounts. Accounts outstanding for longer than the contractual payment terms are considered past due. Provisions for uncollectible accounts are made based on the Company’s specific assessment of the collectibility of all past due accounts. Credit losses are provided for in the financial statements and consistently have been within management’s expectations.  One customer represented 10% of the Company’s total net sales during 2009.  No customer represented 10% or more of the Company’s total net sales during 2008.

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

EMRISE CORPORATION

Notes to Consolidated Financial Statements

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

Shipping and Handling Costs

Shipping and handling costs recorded in cost of goods sold were $364,000 and $145,000 in 2009 and 2008, respectively.  Shipping and handling costs recorded in selling, general and administrative expenses were $170,000 and $15,000 in 2009 and 2008, respectively.

Advertising Costs

Advertising costs are charged to expense as incurred.  Advertising costs for 2009 and 2008 were immaterial.

Income Taxes

Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities at the applicable tax rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The Company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary.  The factors used to assess the likelihood of realization are the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.  Failure to achieve forecasted taxable income in applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company’s effective tax rate on future earnings. The provision for income taxes represents the tax payable for the year and the change during the year in

EMRISE CORPORATION

Notes to Consolidated Financial Statements

deferred tax assets and liabilities.  As of December 31, 2009 and 2008, the Company had recorded no net unrecognized tax benefits associated with uncertain income tax positions.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s stockholders.  Other comprehensive income refers to revenues, expenses, gains and losses that, under GAAP, are included in comprehensive income, but excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity.  The Company’s other comprehensive income consists of foreign currency translation adjustments.  The following table reflects the components of comprehensive income (loss),in thousands:

	Year Ended
	December 31,
	2009	2008

Net income (loss)	$1,042	$(7,440)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,195	(3,881)
Comprehensive income (loss)	$2,237	$(11,321)

EMRISE CORPORATION

Notes to Consolidated Financial Statements

NOTE 2 — GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with GAAP, which contemplate the continuation of the Company as a going concern.  The Company reported net income for the year ended December 31, 2009 of $1.0 million.  Included in net income was $4.0 million in income/gain (net of taxes of $0.5 million) from discontinued operations related to the disposition of the Company’s Digitran Operations (see Note 4).  Absent this income/gain, the Company would have incurred a $3.0 million net loss for the year ended December 31, 2009.  Primarily as a result of the reclassification of the majority of its debt from long to short term during 2009, the Company also reported negative working capital from continuing operations of $7.7 million at December 31, 2009 and positive working capital from continuing operations of $3.6 million at December 31, 2008.  The Company’s current business plan for the next 12 months requires additional funding beyond its anticipated cash flows from operations.  These and other factors described in more detail below raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The ability of the Company to continue as a going concern is dependent upon its ability to (i) achieve the milestones related to sale of a significant portion of its assets as required by the Credit Agreement between now and June 30, 2010, (ii) repay the credit facility in full on or prior to its maturity on June 30, 2010, (iii) obtain alternate financing to fund operations after June 30, 2010 and (iv) achieve profitable operations.

If the Company’s net losses continue, it may experience negative cash flow, which may prevent the Company from continuing operations.  If the Company is not able to attain, sustain or increase profitability on a quarterly or annual basis, it may not be able to continue operations.

Upon the occurrence and during the continuation of an event of default, the lender may also elect to increase the interest rate applicable to the outstanding balance of the Term Loans A and B by four percentage points above the per annum interest rate that would otherwise be applicable.  Additionally, if the lender terminates the credit facility during a default period then the Company is subject to a penalty equal to 2% of the outstanding principal balance of the Revolver and the Term Loans.

If the Company (i) defaults under the Credit Facility for any reason, including missing a milestone, (ii) is unable to timely sell assets at sufficient prices, (iii) cannot borrow funds under the terms of the Revolver, for any reason, through June 30, 2010, or (iv) fails to obtain alternate financing to replace its credit facility prior to June 30, 2010 or a new revolving facility once the current credit facility is paid in full, the Company does not believe that current and future capital resources, revenues generated from operations and other existing sources of liquidity will be adequate to meet its anticipated short term, working capital and capital expenditures needs for the next 12 months.  Further, if any of these occur for any reason, or if the Company experiences a significant loss of revenue or increase in costs, then its cash flow would be negatively impacted resulting in a cash flow deficit.  A cash flow deficit will require the Company to seek additional or alternate financing, with little or no notice which would be difficult to obtain in these economic conditions and the Company’s anticipated financial condition in such circumstances.  To address these potential financing needs the Company may have to explore a revised debt structure with its current lender; additional or new financing with another lender or lenders; the sale of assets to generate cash; or the sale of equity to raise capital.  Successfully executing these strategies is uncertain and there are many risks associated with attempting to execute each, in addition to the risks and uncertainties of the short and long term impact of executing on any of these strategies.   Failure to meet the Company’s financing requirements, if and when needed, would have an adverse effect on the Company’s operations and/or ability to do business after that date or could restrict its growth, limit the development of new products, hinder its ability to fulfill existing or future orders or negatively affect its ability to secure new customers or product orders.

If the Company is unsuccessful in securing the necessary financing to continue operations, when needed, then it may be forced to seek protection under the U.S. Bankruptcy Code or be forced into liquidation or substantially restructuring or altering its business operations and/or debt obligations.

EMRISE CORPORATION

Notes to Consolidated Financial Statements

NOTE 3 — ACQUISITION OF ADVANCED CONTROL COMPONENTS

On May 23, 2008, the Company and its wholly-owned subsidiary, EMRISE Electronics Corporation (“EEC”) entered into a Stock Purchase Agreement (the “Purchase Agreement”), as amended, pursuant to which EEC agreed to acquire Custom Components, Inc. (“CCI”) and its operating subsidiary, Advanced Control Components, Inc. (“ACC”).

The closing of the Purchase Agreement occurred on August 20, 2008.  Under the terms of the Purchase Agreement, EEC acquired all of the issued and outstanding shares of common stock of CCI and all of the issued and outstanding shares of common stock of ACC not owned by CCI (the “Acquisition”).  In addition to the purchase price, the Company is obligated to pay up to an additional $5 million if ACC meets certain operating income targets for one or both of the two 12 month periods following the closing.   Additionally, pursuant to the Purchase Agreement, there are provisions for a working capital adjustment to the purchase price as well as an adjustment to net cash.

In connection with the Acquisition of ACC, EEC issued Subordinated Secured Contingent Promissory Notes (the “Notes”), as amended, to each of the Sellers.  The Notes bear interest at a rate per annum equal to the prime rate as reported in The Wall Street Journal plus 1%.  On November 20, 2009, EEC entered into Amendment No. 1 to the Notes with each of the Sellers (collectively, the “Note Amendments”) pursuant to which each of the Notes were amended to (a) add $1.3 million (the sum of the closing net cash adjustment and the first earnout payment) to the aggregate principal balance of the Notes, (b) double the original interest rate of each of the Notes (the prime rate as reported in The Wall Street Journal plus 1%) until the aggregate principal balance of the Notes attributable to the closing net cash adjustment and the first earnout payment is repaid, at which time the interest rate shall be reduced back to the prime rate as reported in The Wall Street Journal plus 1%, and (c) revise the payment terms such that no payments are due until July 1, 2010, at which time EEC will make principal payments in the aggregate amount of $1.3 million plus payments of interest accrued on such amount from the issuance date through the date of payment of such aggregate principal amount.  The remaining balance of the notes is due in November 2010.

The following table summarizes the components of the Notes at December 31, 2009 (in thousands):

Aggregate contingent consideration related to original Notes	$2,000
Working capital adjustment	959
Net cash adjustment	302
Aggregate contingent consideration related to Note Amendments	1,036
Balance of Notes at December 31, 2009	$4,297

In addition to the Notes, the remaining cash contingent consideration of $2.0 million was accrued at December 31, 2009 in other current liabilities in the accompanying consolidated balance sheet.  This amount is also due in November 2010.

In determining the purchase price for the Acquisition, the Company took into account the historical and expected earnings and cash flow of ACC, as well as the value of companies of a size and in an industry similar to ACC, comparable transactions and the market for such companies generally.  The initial purchase price represented a premium of approximately $4.1 million over the recorded net worth of ACC’s assets.  As a result of the contingent consideration accrued, as discussed above, the total goodwill recorded related to the purchase of ACC was $10.2 million.

In conjunction with the Acquisition, the Company considered whether the Acquisition included various types of identifiable intangible assets, including trade names, trademarks, patents, covenants not to compete, customers, backlog, workforce, technology and software.  As a result of the procedures performed and the evaluation of management, the Company determined and recorded the value of the tangible and intangible assets in

EMRISE CORPORATION

Notes to Consolidated Financial Statements

its Condensed Consolidated Balance Sheets in accordance with the purchase price allocation.  The Company has estimated and recorded the identified intangible assets as follows:  trade name of $1,570,000; covenant not to compete of $60,000; backlog of $570,000; and customer relationships of $2,550,000.

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

Subsequent to August 20, 2008, the Company recorded contingent consideration in the amount of $6.3 million ($4.3 million recorded as a Note and $2.0 million recorded as other accrued liability), which represented an increase to goodwill.  Additional purchase price adjustments reducing goodwill by $0.3 million were also recorded subsequent to the acquisition.  Total goodwill at December 31, 2009 recorded as a result of the acquisition of ACC was $10.2 million.

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

EMRISE CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)
For the Year Ended
December 31,
2008

Net sales	$67,840

Net loss	$(2,617)

Loss per share:
Basic	$(0.26)
Diluted	$(0.26)

Weighted average shares outstanding:
Basic	10,204
Diluted	10,204

NOTE 4 — DISCONTINUED OPERATIONS

Digitran Operations

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

In connection with the Company’s divestiture of its Digitran division, which comprised a portion of the Company’s electronic devices segment, the Company incurred approximately $900,000 in cash charges that were paid at closing.  At December 31, 2009, the Company estimates future cash expenditures related to the sale to be approximately $60,000 primarily for employee termination costs and transaction related employee bonuses, which were accrued within “Accrued expenses” except for income taxes, which were accrued within income taxes payable in the accompanying consolidated balance sheets.   In addition, the Company has recorded a net $18,000 related to purchase price adjustments owed to the Buyer in connection with the transaction.

EMRISE CORPORATION

Notes to Consolidated Financial Statements

The Company has classified the Digitran Operations, which was a component of its electronic devices segment, as a discontinued operation in the accompanying consolidated financial statements for all periods presented.

RO Associates

In June, 2009, the Company engaged an investment banking firm to evaluate the feasibility of selling the capital stock or substantially all of the assets of RO and to determine possible values ascribed to RO by potential buyers in connection with a potential sale of RO.  In November 2009, the Company received more than one bona fide offer to purchase substantially all of the assets of RO.  Based on the receipt of these offers, the Company pursued negotiations for the sale of substantially all of the assets of RO with the intent of consummating a sale of RO during first half of 2010.

As a result of the current expectation that substantially all of the assets of RO would be sold before the end of the estimated useful lives of RO’s long-lived assets, the Company performed an assessment of recoverability associated with the long-lived assets of RO.  In connection with that assessment, a total impairment loss of $1.8 million was recognized, which is comprised of $0.6 million related to long-lived assets and definite-lived intangibles, $0.9 million related to goodwill and indefinite-lived intangible assets and $0.3 million related to the decline in fair value of inventory and is included in the Company’s consolidated statement of operations a within income from discontinued and held for sale operations for the year ended December 31, 2009

The Company has classified RO, which is a component of its electronic devices segment, as discontinued operations and assets held for sale in the accompanying consolidated financial statements for all periods presented.

The following table summarizes the results from discontinued and held for sale operations, which are associated with the electronic devices segment, for the years ended December 31, 2009 and 2008 (in thousands):

	2009			2008
	Digitran	RO		Digitran	RO
	Operations	Operations	Total	Operations	Operations	Total

Net Sales	$1,478	$2,558	$4,036	$8,649	$3,625	$12,274
Income (loss) from operations	$178	$(3,084)	$(2,906)	$3,081	$(531)	$2,550

Gain on sale of assets	7,381	—	7,381	—	—	—
Tax provision on gain from sale of assets	(518)	—	(518)	—	—	—
Net gain on sale of assets	6,863	—	6,863	—	—	—

Net income (loss)	$7,041	$(3,075)	$3,966	$3,081	$(531)	$2,550

EMRISE CORPORATION

Notes to Consolidated Financial Statements

The following table reflects the major classes of assets and liabilities (excluding goodwill) for discontinued and held for sale operations for the periods presented (in thousands):

	December 31, 2009			December 31, 2008
	Digitran	RO	Total Held	Digitran	RO	Total Held
	Operations	Operations	For Sale	Operations	Operations	For Sale
Cash and cash equivalents	$—	$(24)	$(24)	$179	$(44)	$135
Accounts receivable, net	—	431	431	1,307	409	1,716
Inventory, net	—	1,059	1,059	1,191	1,960	3,151
Prepaids and other current assets	—	31	31	150	5	155
Total current assets	—	1,497	1,497	2,827	2,330	5,157

Property, plant and equipment, net	—	—	—	200	211	411
Intangible assets other than goodwill, net	—	—	—	169	917	1,086
Other noncurrent assets	—	—	—	768	210	978
Total Assets	$—	$1,497	$1,497	$3,964	$3,668	$7,632

Accounts payable and accrued expenses	$—	$745	$745	$711	$429	$1,140
Current portion of long-term debt	—	—	—	43	11	54
Long-term debt and other noncurrent liabilities	—	—	—	401	339	740
Total liabilities	$—	$745	$745	$1,155	$779	$1,934

NOTE 5 — INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consisted of the following at December 31 (in thousands):

	2009	2008

Raw materials	$8,810	$8,350
Work-in-process	3,177	2,956
Finished goods	3,273	3,377
Reserves	(4,735)	(4,118)
Total inventories, net	$10,525	$10,565

EMRISE CORPORATION

Notes to Consolidated Financial Statements

NOTE 6 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of December 31 (in thousands):

	2009	2008

Land and buildings	$427	$403
Machinery, equipment and fixtures	4,133	4,057
Leasehold improvements	501	498
Capital leases	208	208
	5,269	5,166
Accumulated depreciation	(2,956)	(2,387)
Total property, plant and equipment	$2,313	$2,779

The Company recorded depreciation expense associated with its property, plant and equipment of $0.8 million for each of the years ended December 31, 2009 and 2008.

NOTE 7 — DEBT ISSUANCE COSTS

On November 30, 2007, the Company and its direct subsidiaries, EEC, CXR Larus Corporation and RO Associates Incorporated (collectively, the “Borrowers”) entered into a credit facility (see Note 10 and 11).  In connection with the credit facility, the Company incurred $1.4 million of debt issuance costs, which is included in Other assets in the accompanying consolidated balance sheets and is being amortized over the term of the related financing, using the straight-line method, which approximates the interest rate method.  Deferred debt issuance costs amortized to interest expense were $0.8 million and $0.5 million in 2009 and 2008, respectively.  The remaining debt issuance costs of $0.3 million will be amortized over the six months ending June 30, 2010, the maturity date of the credit facility.

NOTE 8 — GOODWILL AND INTANGIBLE ASSETS

Goodwill for the Company’s reporting units consisted of the following at December 31 (in thousands):

	2009	2008

Electronic Devices	$15,633	$9,657
Communications Equipment	—	—
	$15,633	$9,657

The Company performed its annual impairment test for goodwill at all of our reporting units as of December 31, 2009 and 2008.  In performing the valuations, the Company used cash flows that reflected management’s forecasts and discount rates that reflect the risks associated with the current market.  The Company considers the results of an income approach and a market approach in determining the fair value of the reporting units.  In 2009, For the income approach a growth rate of 4.0% was assumed as a result of expected shipments on existing contracts and future opportunities.  The Company discounted the projected cash flows at 14% to determine the fair value for the electronic devices reporting unit.  For the market approach, the guideline public company method was used, under which the fair value of a business is estimated by comparing the subject company to similar companies with publicly traded ownership interests. From these “guideline” companies, valuation multiples are derived and then applied to the appropriate operating statistics of the subject company to arrive at indications of value.  At December 31, 2009, the Company’s reported goodwill totaled $15.6 million, all of which belonged to the electronics devices reporting unit.  Based on the results of this testing, the fair values of the electronic devices reporting unit exceeded its book values.  However, as a result of the sale of our RO Operations, we recorded a non-cash charge for the impairment of goodwill and indefinite-lived intangibles of $0.9 million.  This write down is reflected within income from discontinued and held for sale operations in the Consolidated Statement of Operations.

EMRISE CORPORATION

Notes to Consolidated Financial Statements

During 2009, the Company added $6.1 million of goodwill as a result of purchase price adjustments associated with its acquisition of ACC in 2008.  During 2008, the Company acquired ACC, which added $4.1 million in goodwill to its balance sheet.  Additionally, the Company’s annual test of goodwill reflected an impairment of goodwill for its communications equipment reporting unit of $5.8 million and indefinite-lived intangible assets of $0.8 million.  The Company incurred a total impairment charge of $6.6 million associated with this valuation in 2008.

The following table reflects changes in the Company’s goodwill balances, by segment, for the year ended December 31, 2009 and 2008 (in thousands):

	Electronic	Communications
	Devices	Equipment	Total

Balance at December 31, 2007	$7,295	$5,834	$13,129
Acquisition of ACC	4,073	—	4,073
Impairment of goodwill	—	(5,834)	(5,834)
Foreign currency translation	(1,711)	—	(1,711)
Balance at December 31, 2008	9,657	—	9,657
ACC purchase price adjustments	6,078	—	6,078
Impairment of goodwill	(547)	—	(547)
Foreign currency translation	445	—	445
Balance at December 31, 2009	$15,633	$—	$15,633

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

EMRISE CORPORATION

Notes to Consolidated Financial Statements

Other intangible assets consist primarily of trademarks, trade names and technology acquired.  The original cost and accumulated amortization of these intangible assets consisted of the following at December 31 (in thousands):

	2009			2008
	Electronic	Communications		Electronic	Communications
	Devices	Equipment	Total	Devices	Equipment	Total

Intangibles with definite lives:
Technology acquired	$—	$1,150	$1,150	$—	$1,150	$1,150
Customer relationships	2,550	200	2,750	2,550	200	2,750
Trade name	1,570	—	1,570	1,570	—	1,570
Covenant-not-to-compete	260	—	260	260	—	260
Backlog	770	—	770	770	—	770
	5,150	1,350	6,500	5,150	1,350	6,500
Accumulated amortization	(1,376)	(743)	(2,119)	(691)	(608)	(1,299)
Carrying Value	3,774	607	4,381	4,459	742	5,201

Intangibles with indefinite lives:
Trademarks and trade names	500	—	500	500	—	500

Total intangible assets, net	$4,274	$607	$4,881	$4,959	$742	$5,701

In accordance with FASB guidance for accounting for the impairment or disposal of long-lived assets, the Company reevaluates the carrying value of identifiable intangible and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  As a result of the expectation that substantially all of the assets of RO would be sold before the end of the estimated useful lives of RO’s long-lived assets, the Company performed an assessment of recoverability in 2009 associated with the long-lived assets of RO.  In connection with that assessment and in addition to the goodwill impairment discussed above, an impairment loss of $1.2 million was recognized, which is included in the Company’s statement of operations in income from discontinued and held for sale operations for the year ended December 31, 2009, representing the write-off of $0.6 million related to long-lived assets and definite-lived intangible assets and $0.3 million related to the decline in fair value of inventory.  No events or changes in circumstances occurred during 2008 that would have required an impairment analysis to be performed.

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the assets, annual amortization expense on intangible assets is estimated to be approximately $465,000 in 2010 and $445,000 in 2010 through 2014.  The Company’s current intangible assets have a weighted average remaining useful life of approximately 10 years.

EMRISE CORPORATION

Notes to Consolidated Financial Statements

NOTE 9 — ACCRUED LIABILITIES

Accrued expenses as of December 31 consisted of the following (in thousands):

	2009	2008

Accrued payroll and benefits	$1,659	$1,774
Advance payments from customers	939	1,364
Warranty reserve	336	221
Bank overdrafts	1,020	685
Foreign currency exposure provision	—	869
Accrued interest	702	500
Other accrued expenses	1,507	1,377
Total accrued expenses	$6,163	$6,790

No other individual item represented more than 5% of total current liabilities.

NOTE 10 — LINES OF CREDIT

The Company and certain of its subsidiaries, including EEC and CXR Larus Corporation, CCI, ACC and RO Associates Incorporated (collectively, the “Borrowers”), are parties to a Credit Agreement (as amended from time to time the “Credit Agreement”) with GVEC Resource IV Inc. (the “Lender”) providing for a credit facility which includes term loans and a revolving credit facility and is secured by accounts receivable, other rights to payment and general intangibles, inventories and equipment. The credit facility includes a revolving credit facility for up to $7,000,000 that expires on June 30, 2010 (the “Revolver”).

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

Interest on the Revolver is payable monthly.  The interest rate is variable and is adjusted monthly based on the prime rate as published in the “Money Rates” column of The Wall Street Journal (the “Base Rate”) plus 1.25%, subject to a minimum rate of 9.5% per annum.  The interest rate in effect as of December 31, 2009 was the minimum rate of 9.5%.  The Revolver is subject to the Borrowers not incurring capital expenditures (a) in excess of $600,000 for the fiscal year ending December 31, 2009, and (b) in excess of $1,800,000 for the fiscal year ending December 31, 2010.  Additionally, the Revolver is subject to the Borrowers not incurring unfinanced capital expenditures in excess of $62,500 in any fiscal quarter and the Borrowers not incurring purchase money commitments in excess of $2 million over the life of the facility.  However, if the Borrowers incur unfinanced capital expenditures of less than $62,500 in any fiscal quarter, the difference between the amount incurred in a certain fiscal quarter and $62,500 maybe incurred in the two fiscal quarters immediately following such fiscal quarter. The Company was in compliance with all covenants at December 31, 2009, as amended.  See Note 22.

As of December 31, 2009, the Company had outstanding borrowings of $5.2 million under the Revolver with remaining availability under the formula-based calculation of $1.8 million.

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

EMRISE CORPORATION

Notes to Consolidated Financial Statements

NOTE 11 —DEBT

The credit facility, as described in Note 10, consists of (i) the Revolver (see Note 10 — “Lines of Credit”), (ii) a term loan in the original principal amount of $6 million, of which $5.6 million was outstanding as of December 31, 2009 and is due June 30, 2010 (“Term Loan A”), (iii) a term loan in the original principal amount of $10 million, of which $2.7 million was outstanding as of December 31, 2009 and is due on June 30, 2010 (“Term Loan B”), and (iv) Term Loan C, which originally provided for a principal amount of $3 million and has since been retired.  Term Loan A was fully funded on November 30, 2007 while Term Loans B and C were fully funded on August 20, 2008 in connection with the acquisition of ACC. $6.8 million of Term Loan B and all of Term Loan C was repaid in March 2009, in connection with the sale of the Company’s Digitran Operations.  Term Loan A and Term Loan B require an aggregate scheduled principal payment of $75,000 bi-weekly beginning on February 1, 2010 through the maturity date of June 30, 2010.  The facility also requires monthly interest payments and a final balloon payment of $7.4 million upon maturity on June 30, 2010.  As a result of the partial repayment on Term Loan B in March 2009, a pro-rata portion of the balance of deferred financing costs and debt discount were accelerated and are reflected in interest expense in the accompanying Consolidated Statements of Operations for the year ended December 31, 2009.

The Term Loans A and B bear interest at the Base Rate plus 4.25%, subject to a minimum rate of 12.5% per annum, and required interest only payments in the first year, scheduled principal plus interest payments in years two and three, and a final balloon payment at June 30, 2010.  Interest on the Term Loans is payable monthly.

As part of the consideration for entering into the Credit Agreement, the Company issued warrants to purchase 788,000 shares of the Company’s common stock with a fair value of $1.5 million, which is accounted for as a discount to the Credit Facility and is amortized over the term of the Credit Agreement.  See Note 13.

Upon the sale or disposition by the Borrowers or any of their subsidiaries of property or assets, the Borrowers may be obligated to prepay the Revolver and the term loans with the net cash proceeds received in connection with such sales or dispositions to the extent that the aggregate amount of net cash proceeds received, and not paid to the Lender as a prepayment, for all such sales or dispositions exceed $150,000 in any fiscal year.  However, in order to repay its obligations, the Borrowers agreed to sell a significant portion of its assets in 2010.  As discussed further in Note 22 “Subsequent Events” in our December 31, 2009 financial statements, these assets contributed approximately $20 million of net sales or 37% of the Company’s net sales and operating income of approximately $3 million of the Company’s total operating income from continuing operations of $1.4 million for 2009.  The Company will retain a percentage of the proceeds of some of such sales for working capital and pursuant to the agreement, will use the remaining proceeds to pay down the obligations owed to the Lender.

If the Lender terminates the credit facility during a default period then the Company is subject to a penalty equal to 2% of the outstanding principal balance of the Revolver and the Term Loans.  The Revolver is subject to an unused line fee of 0.5% per annum, payable monthly, on any unused portion of the revolving credit facility.

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

Pursuant to a January 2010 amendment to the Credit Facility, the Borrowers have agreed with the Lender that it has the right to appoint an outside observer to review the Borrower’s books and records and business operations, with certain limitations designed to minimize disruption to the business operations of the Borrowers.  In addition, pursuant to that amendment, certain fees (including a $200,000 advisory fee arising in connection with that amendment, which is recorded in accrued expenses in the accompanying consolidated balance sheet) and certain expenses owed by Borrowers have been deferred until the Maturity Date of June 30, 2010.  In connection with that recent amendment, Borrowers agreed to sell a significant portion of its assets by June 30, 2010 and committed to certain milestone events associated with the sales process.  Failure to achieve these milestones and/or failure to sell

EMRISE CORPORATION

Notes to Consolidated Financial Statements

the required assets by the agreed upon dates, all of which are prior to June 30, 2010, can result in a default under the Credit Agreement.  Borrowers are also obligated to provide financial information and status reports to the Lender on a regular basis.

See Note 2, Note 10, and Note 14 regarding additional terms and conditions associated with the Company’s credit facility and risks associated with this credit facility.

In connection with the acquisition of Larus Corporation, the Company issued promissory notes, dated July 13, 2004, to two former stockholders of CXR Larus Corporation (formerly Larus Corporation) totaling $3.0 million.  These notes are subordinated to the Company’s bank debt.  The notes bear interest at 6% and mature in December 2010.  The balance of the notes was $0.8 million at December 31, 2008, of which $0.5 million was current.  The balance of the notes was $0.3 million at December 31, 2009, all of which was current.

The Company has capital leases relating to capital equipment.  The leases generally contain bargain purchase options and expire at various dates through December 31, 2017.  Capitalized lease obligations are calculated using interest rates appropriate at the inception of the lease and range from 6% to 18%.  Leases are amortized over the lease term using the effective interest method.

The following table is a summary of long-term debt, as of December 31 (in thousands):

	2009	2008

Term Loan A	$5,605	$5,950
Term Loan B	2,667	10,000
Term Loan C	—	3,000
Term notes payable to U.S. commercial lenders	—	66
Notes payable to ACC Sellers (see Note 3)	4,297	—
Capitalized lease obligations	433	553
	13,002	19,569
Unamortized discount on debt	(290)	(980)
	12,712	18,589
Current portion of long-term debt	(12,558)	(5,110)
Long-term debt	$154	$13,479

EMRISE CORPORATION

Notes to Consolidated Financial Statements

Principal maturities related to debt, including loans from stockholders, as of December 31, 2009, were as follows (in thousands):

	Term Loan A	Term Loan B	Capitalized Lease Obligations	Notes Payable to ACC Sellers (Note 3)	Stockholder Notes (Note 18)
Year ending December 31,
2010	$5,605	$2,667	$279	$4,297	$348
2011	—	—	119	—	—
2012	—	—	33	—	—
2013	—	—	2	—	—
Thereafter	—	—	—	—	—
	$5,605	$2,667	$433	$4,297	$348

NOTE 12 — STOCK-BASED COMPENSATION

At December 31, 2009, a variety of the Company’s stock-based compensation grants or awards were outstanding for employees (including executive officers) and members of the board of directors. All stock-based compensation plans were approved by the Company’s board of directors.

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

EMRISE CORPORATION

Notes to Consolidated Financial Statements

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

Stock option activity for the years ended December 31, 2009 and 2008 was as follows:

	2009		2008
		Weighted		Weighted
		Average		Average
	Shares	Exercise	Shares	Exercise
	(in 000’s)	Price	(in 000’s)	Price
Outstanding, beginning of year	695	$3.47	482	$4.20
Granted	90	$1.53	265	$2.58
Exercised	(9)	$0.75	—	$—
Forfeited (including expirations)	(93)	$2.85	(52)	$4.71
Outstanding, end of year	683	$3.34	695	$3.47
Exercisable, end of year	478	$3.81	432	$4.01

As of December 31, 2009, the Company had 478,000 fully-vested stock options, with a weighted average exercise price of $3.81 and remaining term of 9.3 years. The Company expects that 205,000 stock options (after forfeitures), with a weighted-average exercise price of $2.24 and remaining term of 14.2 years, will vest in the

EMRISE CORPORATION

Notes to Consolidated Financial Statements

future. The aggregate intrinsic value is approximately $0.9 million for unvested and vested options at December 31, 2009 based on the Company’s average common stock closing price in 2009.

The following table summarizes information about stock options outstanding at December 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Options	Remaining	Exercise	Options	Exercise
Range of Exercise Prices	(in 000’s)	Life in Years	Price	(in 000’s)	Price
$1.01 to $3.00	336	6.2	$1.82	194	$1.79
$3.01 to $5.00	222	6.4	$3.38	159	$3.51
$5.01 to $7.50	125	5.9	$7.32	125	$7.32
Total options	683			478

Total stock-based compensation expense included in wages, salaries and related costs was $148,000 and $88,000 for the year ended December 31, 2009 and 2008, respectively. These compensation expenses were charged to selling, general and administrative expenses. As of December 31, 2009, the Company had $235,000 of total unrecognized compensation expense related to stock option grants, which will be recognized over the remaining weighted average period of 1.5 years.

NOTE 13 — WARRANTS

In connection with entering into the credit facility (discussed in Note 11), the Company issued a seven year warrant to Private Equity Management Group, Inc., (“PEM Group”), an affiliate of the Lender, to purchase up to 775,758 shares of the Company’s common stock on a cash or cashless basis at an original exercise price of $4.13 per share, (which amount reflects the Company’s 1-for-3.75 reverse split of its common stock effective November 18, 2008).  The estimated fair value of the warrants was $1.5 million, which was calculated using the Black-Scholes pricing model.  The warrants were originally accounted for as debt discount and the adjustment resulting from the repricing of the warrants increased the debt discount, which is being amortized over the remaining life of the credit facility.  The warrants were previously recorded in stockholder’s equity.

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

EMRISE CORPORATION

Notes to Consolidated Financial Statements

The exercise price and/or number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances, including certain issuances of securities at a price equal to less than the then current exercise price, subdivisions and stock splits, stock dividends, combinations, reorganizations, reclassifications, consolidations, mergers or sales of properties and assets and upon issuance of certain assets or securities to holders of the Company’s common stock, as applicable. On January 1, 2009, the Company adopted FASB updates which affected how instruments indexed to an entity’s own stock are accounted for.  The adoption of the revised FASB guidance resulted in the reclassification of the PEM Group warrants from stockholders’ equity to liabilities, and now requires that the warrants to be fair valued pursuant to “mark to market” provisions at each reporting period, with the changes in fair value recognized in the Company’s consolidated statement of operations.

At January 1, 2009 and December 31, 2009, the Company had warrants subject to “mark to market” provisions outstanding to purchase 775,758 shares of common stock.  The Company computed the fair value of the warrants using a Black-Scholes valuation model.  The fair value of these warrants on the date of adoption of January 1, 2009 and on December 31, 2009 was determined using the following assumptions:

	January 1, 2009	December 31, 2009
Dividend yield	None	None
Expected volatility	105%	71%
Risk-free interest rate	0.88%	1.14%
Expected term	7 years	7 years
Stock price	$1.58	$0.76

On January 1, 2009, in connection with the adoption of this treatment for the warrant, the Company recorded a cumulative effect of change in accounting principle adjustment to its accumulated deficit of $473,000 and a corresponding reclassification of these outstanding warrants from stockholders’ equity to warrant liability.  As of and for the year ended December 31, 2009, the change in fair value of the warrants resulted in a $718,000 income adjustment to other income (expense) in the consolidated statement of operations and a corresponding increase or decrease to the warrant liability.  The following table reflects warrants outstanding and related activity for warrants authorized for issuance by the board of directors to certain officers, directors, stockholders, key employees and other parties:

				Average
		Weighted	Weighted	Intrinsic
	Number	Average	Average	Value
	of Shares	Exercise	Remaining	(in-the-money)
	(in 000’s)	Price	Life in Years	Warrants

Balance outstanding at December 31, 2007	1,834	$6.41
Warrants issued	—	$—
Warrants cancelled	(36)	$6.58
Balance outstanding at December 31, 2008	1,798	$4.76
Warrants issued	—	$—
Warrants exercised	—	$—
Warrants cancelled	(7)	$4.54

Balance outstanding at December 31, 2009	1,791	$4.76	2.2	$—

There were no warrants outstanding at December 31, 2009 where the exercise price was below the market price for the Company’s shares (in-the-money).

EMRISE CORPORATION

Notes to Consolidated Financial Statements

NOTE 14 — NET INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average common shares outstanding during a period.  Diluted income (loss) per share is based on the treasury stock method and includes the dilutive effect of stock options and warrants outstanding during the period.  Common share equivalents have been excluded where their inclusion would be anti-dilutive.  As a result of the loss incurred by the Company in 2008, the potentially dilutive common shares have been excluded because their inclusion would have been anti-dilutive.  The following table illustrates the computation of basic and diluted income (loss) per share for the years ended December 31, 2009 and 2008 (in thousands, except per share amounts):

	2009	2008

NUMERATOR:
Net income (loss)	$1,042	$(7,440)

DENOMINATOR:
Basic weighted average common shares outstanding	10,209	10,204
Effect of dilutive securities:
Dilutive stock options and warrants	—	—
Diluted weighted average common shares outstanding	10,209	10,204

Basic income (loss) per share	$0.10	$(0.73)

Diluted income (loss) per share	$0.10	$(0.73)

The following table shows the common stock equivalents that were outstanding as of December 31, 2009 and 2008, but were not included in the computation of diluted earnings per share as a result of the loss incurred by the Company or because the options’ or warrants’ exercise price was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive:

		Range of
	Number of	Exercise Price
	Shares	Per Share

Anti-dilutive common stock options:
As of December 31, 2009	630,000	$1.53 — $7.50
As of December 31, 2008	531,000	$2.18 — $7.50

Anti-dilutive common stock warrants:
As of December 31, 2009	1,791,000	$4.31 — $6.49
As of December 31, 2008	1,410,000	$4.31 — $6.49

EMRISE CORPORATION

Notes to Consolidated Financial Statements

NOTE 15 — INCOME TAXES

The Company files a consolidated U.S. federal income tax return.  State tax returns are filed on a consolidated, combined or separate basis depending on the applicable laws relating to the Company and its domestic subsidiaries.  Additionally, the Company files tax returns in England and France.

The Company’s income from continuing operations before provision for income taxes was generated from the U.S. and foreign operations for the years ended December 31 as follows (in thousands):

	2009	2008

Earnings (loss) before income taxes:
U.S.	$(3,739)	$(12,321)
Foreign	1,423	2,529
Earnings (loss) before income taxes	$(2,316)	$(9,792)

The Company’s provision for income taxes on continuing operations consisted of the following for the years ended December 31 (in thousands):

	2009	2008
Current
Federal	$85	$—
State	(34)	95
Foreign	608	138
Total current	659	233

Deferred
Federal	—	(277)
State	—	—
Foreign	(66)	242
Total deferred	(66)	(35)
Total provision for income taxes	$593	$198

Income tax expense (benefit) on continuing operations differed from the amount obtained by applying the statutory federal income tax rate of 34% to income before income taxes as follows for the years ended December 31 (in thousands):

	2009	2008
Federal income tax at statutory rates	$(787)	$(3,329)
State income taxes, net of federal benefit	(22)	63
Foreign income taxes	56	(480)
Changes in valuation allowances	(123)	536
Foreign income inclusion - IRC 956	1,340	1,216
Permanent differences	89	2,192
Other	40	—
	$593	$198

EMRISE CORPORATION

Notes to Consolidated Financial Statements

The Company’s business is subject to regulation under a wide variety of U.S. federal, state and foreign tax laws, regulations and policies.  The majority of the Company’s foreign subsidiaries have earnings and profits that are reinvested indefinitely.  However, under the credit facility described in Notes 10 and 11, the foreign subsidiaries have issued guarantees on the credit facility and, as a result, under IRC §956, have been deemed to have distributed these earnings to fund U.S. operations.  This has resulted in U.S. federal taxable income and an increase in U.S. tax liability, which has been reduced through utilization of available net operating loss carryforwards and foreign tax credits.

The Company had federal and state net operating loss carryforwards of approximately $5.1 million and $12.9 million as of December 31, 2009 and 2008, respectively, which expire at various dates beginning in 2012 through 2018.  As of December 31, 2009 and 2008, the Company recorded a valuation allowance on the deferred tax asset.  Management believes sufficient uncertainty exists regarding the realizability of the deferred tax asset items and that a valuation allowance is required. Management considers projected future taxable income and tax planning strategies in making this assessment.  The amount of the deferred tax assets considered realizable, however, could materially change in the near future if estimates of future taxable income during the carryforward period are changed.

Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration or elimination of the net operating loss and tax credit carryforwards before utilization.  As a result of a merger in 1997, the Company experienced a more than 50% ownership change for federal income tax purposes.  Of the pre-1997 net operating loss carryforwards subject to limitation, approximately $276,000 per year is available to offset future federal taxable income.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities were as follows as of December 31 (in thousands):

EMRISE CORPORATION

Notes to Consolidated Financial Statements

	2009	2008
Current deferred tax assets:
Allowance for doubtful accounts	$19	$107
Inventory reserves and uniform capitalization	653	492
Other accrued liabilities	609	761
	1,281	1,360
Valuation allowance-current deferred tax assets	(1,123)	(1,089)
Total current deferred tax assets	158	271

Long-term deferred tax assets:
Depreciation on property, plant & equipment	(128)	10
Deferred compensation	235	222
Deferred income	94	—
Business tax credit	260	142
Alternative minimum tax credit carryforwards	273	115
Foreign tax credit carryforwards	1,068	823
Net operating loss carryforwards	1,060	1,883
Other, net	13	—
	2,875	3,195
Valuation allowance-long-term deferred tax assets	(1,057)	(1,214)
Total long-term deferred tax assets	1,818	1,981

Deferred tax liabilities:
Intangible assets other than goodwill	(1,654)	(1,864)
Total deferred tax liabilities (long-term)	(1,654)	(1,864)
Net deferred tax asets (liabilities)	$322	$388

The Company adopted FASB guidance for accounting for uncertainty in income taxes on January 1, 2007. The implementation of this guidance did not result in a material adjustment to the Company’s liability for unrecognized income tax benefits. At the time of adoption and as of December 31, 2009, the Company had recorded no net unrecognized tax benefits.  The Company currently has no open matters with tax authorities nor is it engaged in an examination by any tax authority.  The Company recognizes interest and penalties related to uncertain tax positions in interest expense and selling, general and administrative expense, respectively, in the condensed consolidated statements of operations and comprehensive income. No interest or penalties were recognized during 2009. As of December 31, 2009, the Company had nothing accrued for interest and penalties.

The Company files income tax returns in the United States federal jurisdiction, the United Kingdom and France, and in the state jurisdictions of California, Texas, Pennsylvania and New Jersey. The Company is no longer subject to United States federal and state tax examinations for years before 2006 and 2005, respectively, and is no longer subject to tax examinations for the United Kingdom and Japan for years prior to 2008, and for France for years prior to 2006.

NOTE 16 — OPERATING SEGMENTS

The Company has two reportable operating segments: electronic devices and communications equipment. The electronic devices segment manufactures and markets electronic power supplies, RF and microwave devices and subsystem assemblies. The electronic devices segment consists of the Company’s three electronic device subsidiaries, one located in the U.S. and two located in England, all of which offer the same or similar products to the same or similar customers.  The communications equipment segment designs, manufactures and distributes network access products and timing and synchronization products.  The communications equipment segment

EMRISE CORPORATION

Notes to Consolidated Financial Statements

consists of operating entities CXR Larus Corporation located in the U.S. and CXR Anderson Jacobson located in France, both of which offer the same or similar products to similar customers.  Both segments operate primarily in the U.S. and European markets, but they have distinctly different customers, design and manufacturing processes and marketing strategies.  Each segment has discrete financial information and a separate management structure.

The Company evaluates performance based upon contribution margin of the segments and also upon profit or loss from operations before income taxes exclusive of nonrecurring gains and losses. The Company accounts for intersegment sales at pre-determined prices negotiated between the individual segments.

During the first quarter of 2009, the Company sold its Digitran Operations (see Note 4), which were part of its electronic devices segment.  This transaction resulted in differences in the basis of segmentation from the amounts disclosed in the Company’s audited consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2008.  Additionally, at December 31, 2009, the Company had classified its RO subsidiary as an asset held for sale in the accompanying consolidated balance sheets.  In this report, the Digitran Operations and the RO assets are reported as discontinued and held for sale operations and are excluded from the electronics devices segment.  Therefore, prior period amounts have been adjusted to conform to this presentation.

EMRISE CORPORATION

Notes to Consolidated Financial Statements

Included in the Company’s reconciliation of segment financial data to the consolidated amounts is unallocated corporate expenses.  Selected financial data for each of the Company’s operating segments reconciled to the consolidated totals is shown below (in thousands):

	Year ended December 31,
	2009	2008
Net sales
Electronic devices	$41,818	$32,465
Communications equipment	11,932	14,768
Total	$53,750	$47,233

Gross profit
Electronic devices	$16,284	$10,754
Communications equipment	4,344	5,977
Total	$20,628	$16,731

Depreciation and amortization
Electronic devices	$1,293	$751
Communications equipment	233	311
All other	14	14
Total	$1,540	$1,076

Operating income (loss)
Electronic devices	$7,104	$4,826
Communications equipment	(1,507)	(6,563)
Corporate and other	(4,194)	(4,223)
Total	$1,403	$(5,960)

	December 31,	December 31,
	2009	2008
Total assets
Electronic devices	$36,569	$27,149
Communications equipment	8,439	10,260
Discontinued and held for sale assets	1,497	7,446
Corporate and other	3,772	8,768
Total	$50,277	$53,623

One customer in the electronic devices segment accounted for 10% of the Company’s total net sales in 2009.  No customer in either segment accounted for 10% or more of net sales during 2008.

EMRISE CORPORATION

Notes to Consolidated Financial Statements

The Company’s segments operate in different geographic areas.  The following table is a summary of the Company’s net sales by geographic area for the year ended December 31 (in thousands):

	2009		2008
	Electronic Devices	Communications Equipment	Electronic Devices	Communications Equipment

United States	$19,054	$5,441	$5,845	$5,599
England	22,764	—	26,620	—
France	—	6,491	—	9,169
Total net sales	$41,818	$11,932	$32,465	$14,768

Sales and purchases between geographic areas have been accounted for on the basis of prices set between the geographic areas, general at cost plus 40%.  Net sales by geographic area have been determined based upon the country from which the product was shipped.

The following table is a summary of the Company’s total assets by geographic area for the year ended December 31 (in thousands):

	2009	2008

United States	$30,217	$24,594
England	13,855	15,680
France	4,708	5,903
Discontinued Operations	1,497	7,446
Total net sales	$50,277	$53,623

NOTE 17 — RETIREMENT PLANS

The Company maintains certain defined contribution retirement plans covering substantially all U.S. domestic employees.  The Company’s contributions to these retirement plans were $44,000 and $38,000 in the years ended December 31, 2009 and 2008, respectively.

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

	2009	2008

Service costs	$16	$14
Interest costs	16	14
Net periodic pension expense	$32	$28

EMRISE CORPORATION

Notes to Consolidated Financial Statements

The following table sets forth the funded status and amounts recognized in the Company’s consolidated statement of operations for the years ended December 31, (in thousands):

	2009	2008
Change in benefit obligation:
Projected benefit obligation, beginning of year	$305	$261
Service cost	16	14
Interest cost	16	14
Benefits paid	—	—
Actuarial loss/(gain)	(54)	17
Effect of foreign currency translation	—	(1)
Projected benefit obligation, end of year	$283	$305

Unfunded status	$283	$305
Unrecognized (gain)/loss	60	(5)
Net amount recognized	$343	$300

The weighted average assumptions used to determine pension benefit obligations at December 31, were as follows:

	2009	2008

Discount rate	4.50%	5.00%
Rate of compensation increase	2.00%	2.00%

NOTE 18 — COMMITMENTS AND CONTINGENCIES

Leases

The Company conducts most of its operations from leased facilities under operating leases that expire at various dates through 2014. The leases generally require the Company to pay all maintenance, insurance, property tax costs, and contain provisions for rent increases. Total rent expense, net of sublease income, for 2009 and 2008 was approximately $1.5 million and $1.4 million, respectively.

The future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

Year ending December 31,	Amount
2010	$1,579
2011	1,336
2012	1,002
2013	543
2014	469
Thereafter	—
Total	$4,929

EMRISE CORPORATION

Notes to Consolidated Financial Statements

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

NOTE 19 — RELATED PARTIES

In connection with the acquisition of Larus Corporation, the Company issued promissory notes, dated July 13, 2004, to two former stockholders of CXR Larus Corporation (formerly Larus Corporation) totaling $3.0 million.  These notes are subordinated to the Company’s bank debt and were originally payable in 72 equal monthly payments of principal plus interest at the 30-day LIBOR plus 5% with a maximum interest rate of 7% during the first two years of the term of the notes, 8% during the third and fourth years, and 9% thereafter.  Pursuant to a recent amendment, the notes now bear interest at the fixed rate of 6% and principal payments have been modified to varying monthly payments between $11,000 and $42,000, per month with the final payments scheduled for December, 2010.  Future maturities of notes payable to stockholders are $348,000 in 2010.  Interest paid on these notes was $30,000 and $84,000 for the year ended December 31, 2009 and 2008, respectively.

Additionally, the Company entered into an above-market real property lease with the two former stockholders of CXR Larus Corporation. The lease represented an obligation that exceeded the fair market value by approximately $756,000.  The lease term is for 7 years and expires on June 30, 2011. It is renewable for a 5-year term priced under market conditions. The base rent is based on a minimum rent of $.90 per square foot per month, which is $27,000 monthly or $324,000 per year, subject to monthly adjustments of the interest rate based on the Federal Reserve Discount Rate that match the lessor’s variable interest rate mortgage payments on the building. The maximum increase in any year is 1.5%, with a cumulative maximum increase of 8% over the life of the lease. The increases apply to that portion of the rent that corresponds to the interest portion of the lessor’s mortgage.  Lease payments paid to the related parties during 2009 and 2008 totaled $410,000 and $390,000, respectively.  Future minimum lease payments under the operating lease payable to the stockholders are included in Note 18.

In connection with the Acquisition of ACC, EEC issued Subordinated Secured Contingent Promissory Notes (the “Notes”), as amended, to each of the Sellers.  See Note 3.  Two of the sellers are still employed by ACC and, therefore, are deemed related parties and hold a majority of the balance of the Notes.  The total balance of the notes at December 31, 2009 was $4.3 million.  On July 1, 2010, all accrued interest at that date and $1.3 million of principal payments are due.  The remaining balance of the Notes is due in November 2010.  In addition to the Notes, the remaining cash contingent consideration of $2.0 million was accrued at December 31, 2009 in other current liabilities in the accompanying consolidated balance sheet, the majority of which relates to the individuals still employed by ACC.  This amount is due in November 2010.

The Company obtains consulting services from Jason Oliva, a related party.  Services rendered by Mr. Oliva include artistic design associated with the Company’s promotional materials and website, evaluation and recommendations for best practices of public companies, including research related to market matters and access to key relationships that he maintains with NYSE Arca and other exchanges.  Payments made to Mr. Oliva for these services were $12,000 and $58,000 during the year ended December 31, 2009 and 2008, respectively.

There are no guarantees by officers or fees paid to officers or loans to or from officers of the Company.

EMRISE CORPORATION

Notes to Consolidated Financial Statements

NOTE 20 — FAIR VALUE MEASUREMENTS

FASB guidance for fair value measurements defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants and also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The fair value hierarchy distinguishes between three levels of inputs that may be utilized when measuring fair value as follows:

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

As of December 31, 2009, the Company was required to apply updated FASB guidance to the derivative that is within the warrant that was issued as consideration for the Company’s credit facility, which is discussed in Note 13 and included as a discount on the Company’s long-term debt.  The derivative was valued using the Black-Scholes model.  The key inputs in the model are as follows:

December 31, 2009
Dividend yield	None
Expected volatility	71%
Risk-free interest rate	1.14%
Expected term	7 years
Stock price	$0.76

The derivative is measured at fair value on a recurring basis using significant observable inputs (Level 2).  The amount of total gain in earnings for the period is as follows (in thousands):

Warrant Liability

Beginning balance at January 1, 2009	$1,010
Total gain realized in earnings	(718)
Ending balance at December 31, 2009	$292

EMRISE CORPORATION

Notes to Consolidated Financial Statements

NOTE 21 — RECENT ACCOUNTING PRONOUNCEMENTS

Adopted

FASB Accounting Standards Codification.TM  On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (“FASB”) to the authoritative hierarchy of GAAP.  These changes establish the FASB Accounting Standards CodificationTM (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates.  Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification.  These changes and the Codification itself do not change GAAP.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Company’s consolidated financial statements.

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

In August 2009, the FASB issued an update to the fair value measurement guidance to clarify how an entity should measure liabilities at fair value.  The update reaffirms fair value is based on an orderly transaction between market participants, even though liabilities are infrequently transferred due to contractual or other legal restrictions.  However, identical liabilities traded in the active market should be used when available.  When quoted prices are not available, the quoted price of the identical liability traded as an asset, quoted prices for similar liabilities or similar liabilities traded as an asset, or another valuation approach should be used.  This update also clarifies that restrictions preventing the transfer of a liability should not be considered as a separate input or adjustment in the measurement of fair value.  The adoption of this update for fair value measurements of liabilities had no impact on the Company’s financial statements.

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

In April 2009, the FASB issued a further update in relation to accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies, which amends the previous guidance to require contingent assets acquired and liabilities assumed in a business combination to be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the measurement period.  If fair value cannot be reasonably estimated during the measurement period, the contingent asset or liability would be recognized in accordance with standards and guidance on accounting for contingencies and reasonable estimation of the amount of a loss.  Further, this update eliminated the specific subsequent accounting guidance for contingent assets and liabilities without significantly revising the original guidance.  However, contingent consideration arrangements of

EMRISE CORPORATION

Notes to Consolidated Financial Statements

an acquiree assumed by the acquirer in a business combination would still be initially and subsequently measured at fair value.  These updates are applicable prospectively to business combinations for which the acquisition date is on or after January 1, 2009.  The adoption of these provisions will have an impact on accounting for any business acquired after January 1, 2009.

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

On January 1, 2009, the Company adopted an update issued by the FASB to the accounting for instruments (or embedded features) indexed to an entity’s own stock.  These changes clarify the determination of whether an instrument (or embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under previously issued guidance.  The adoption of these changes resulted in the reclassification of certain of the Company’s outstanding warrants from stockholders’ equity to liabilities, which requires the warrants to be fair valued at each reporting period, with the changes in fair value recognized in the Company’s consolidated statement of operations.  See Note 13 - Warrants.

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

EMRISE CORPORATION

Notes to Consolidated Financial Statements

January 1, 2011.  The Company is still evaluating the impact, if any, of the adoption of this new revenue recognition guidance on its consolidated financial statements.

NOTE 22 — SUBSEQUENT EVENTS

Disposition of Assets

On March 22, 2010, EEC, a wholly-owned subsidiary of the Company, entered into and consummated the closing under an asset purchase agreement by and among Astrodyne Corporation (“Astrodyne”), RO, and EEC dated March 22, 2010 (the “Purchase Agreement”) pursuant to which Astrodyne purchased substantially all of the assets, properties, and business as a going concern of RO (the “RO Sale”).  The assets of RO that were sold and transferred to Astrodyne include, but are not limited to, the following:  (i) machinery and equipment; (ii) raw materials, work-in-process, and finished goods relating to RO; (iii) tangible personal property, such as office furniture and equipment; (iv) advance payments, rental deposits, and other similar assets; (v) rights to payments from customers; (vi) books and records; (vii) rights under certain contracts; (viii) intangible rights and property, such as goodwill and rights in and to the name “RO Associates,” product names, trade names, trademarks, fictitious names and service marks; (ix) information and data; (x) unfilled purchase and sale orders; (xi) governmental authorizations relating to RO’s business and pending applications in connection with such authorizations; (xii) RO’s rights to its business of manufacturing and selling standard, high-density AC to DC, and DC to DC converters (the “Business”); and (xiii) all claims, causes of action, and judgments relating to the Business.  Such sale and transfer was deemed to be a disposition of an insignificant amount of assets by the Company and EEC.  RO retained certain rights, as fully described in the Purchase Agreement, including certain records, rights to benefits plans and insurance policies and proceeds, and certain assets.

As part of the transactions contemplated by the Purchase Agreement, Astrodyne assumed certain specified liabilities of RO pursuant to an Assignment and Assumption Agreement by and between Astrodyne and RO (the “Assignment and Assumption Agreement”).  Pursuant to the Purchase Agreement, EEC also agreed to guarantee the full, complete, and timely compliance with and performance of all agreements, covenants and obligations of RO in connection with the RO Sale.

Astrodyne paid RO an aggregate purchase price for the RO Sale of $1,000,000, plus the assumption of certain assumed liabilities pursuant to the Assignment and Assumption Agreement, subject to a purchase price adjustment.  As additional consideration for Astrodyne’s entry into the Purchase Agreement and consummation of the contemplated transactions under such agreement, EEC and RO agreed that, for a certain period immediately following the closing date, they would not compete with the Business, perform services for any person in competition with the Business or solicit certain specified customers of the Business, or hire any employees of Astrodyne or its affiliates.

In connection with the Company’s divestiture of RO, which comprised a portion of the Company’s electronic devices segment, the Company incurred approximately $250,000 in cash charges that were paid at closing or just subsequent to closing relating to legal, accounting and investment banking fees.  The Company does not expect to incur any additional costs associated with this transaction.  The Company estimates that it will incur a loss on the sale of the RO assets of approximately $0.4 million, which could increase or decrease as closing costs and other matters are finalized.

EMRISE CORPORATION

Notes to Consolidated Financial Statements

Amendments to Credit Facility

On January 25, 2010, EMRISE and the Lender entered into Amendment Number 8 to Loan Documents, which amends EMRISE’s Credit Agreement as of December 31, 2009.  All references to the Credit Facility herein refer to the Credit Agreement as amended from time to time.  The Credit Facility requires the sale of a significant portion of the Company’s assets by June 30, 2010 (the “Maturity Date”).  The Company is required to achieve certain milestones in connection with these sale activities and the maintenance of maximum capital expenditure financial covenants.  The Lender has the current right to appoint an outside observer to review the Company’s books and records and business operations, with certain limitations designed to minimize disruption to the business operations.  In addition, the Company must make bi-weekly payments of $75,000 through the Maturity Date.  Upon the sale of the assets the Company agreed to sell, the Company will retain a percentage of the proceeds of some of such sales for working capital and are obligated to use the remaining proceeds to pay down the obligations owed to the Lender.  The Company is also obligated to provide financial information and status reports to the Lender on a regular basis.

The practical effect of Amendment 8 was to provide a forbearance by the Lender through the Maturity Date on the equity raise default and the possible financial covenant defaults that was and may have been otherwise triggered under the Credit Agreement as of December 31, 2009 and allows the Company time to sell the specified assets in order to pay down the obligations to the Lender.  The Company believes that net proceeds from the sales of assets contemplated by the Credit Facility will be sufficient to pay the obligations owed to Lender in full.

On April 13, 2010, the Borrowers and the Lender entered into Amendment Number 9 to Loan Documents (“Amendment 9”).  Among other things, Amendment 9 removes the obligation to sell certain assets while retaining the obligation to sell other assets, and provides some clarity that the Lender will not charge fees for making adjustments to the milestones required to be met before the maturity date, provided certain conditions are satisfied.  Except for this amendment, the Credit Agreement remains in full force and affect.

If a new event of default were to occur, including the failure to achieve any of the milestones, the Lender could accelerate the debt and exercise its rights and remedies under the Credit Agreement, which could include a foreclosure on the Company’s assets before the contemplated asset sales could be completed.  There can be no assurance that the Company will be able to successfully sell the contemplated assets in the agreed time frames and/or at prices sufficient to satisfy the debt owed to Lender, if at all.  Even if the Company does successfully sell the contemplated assets and pay the obligations owed to the Lender in full, the Company’s ongoing revenues will be substantially reduced which could have a material adverse affect on its operations and financial condition.

Assets Held for Sale

In connection with Amendment 8 as discussed above, the Company is required to sell a significant portion of its assets in order to repay the debt obligations owed to Lender and, subsequent to the balance sheet date, met the criteria under FASB guidance to reclassify assets as held for sale.  The Company has identified multiple assets it intends to market for sale.  The assets identified as held for sale represent a substantial portion of the Company’s assets in primarily electronic devices segment.  These assets contributed approximately $20 million of net sales or 37% of the Company’s net sales and operating income of approximately $3 million of the Company’s total operating income from continuing operations of $1.4 million for 2009.

EMRISE CORPORATION

Notes to Consolidated Financial Statements

The following table reflects the major classes of assets and liabilities, by segment, classified as held for sale subsequent to the balance sheet date for the periods presented (in thousands):

	December 31, 2009	December 31, 2008
	Electronic	Electronic
	Devices	Devices
Cash and cash equivalents	$52	$285
Accounts receivable, net	2,189	2,507
Inventory, net	2,494	1,996
Prepaids and other current assets	136	93
Total current assets	4,871	4,881

Property, plant and equipment, net	1,326	1,569
Goodwill	12,755	4,002
Intangible assets other than goodwill, net	3,773	4,458
Other	60	58
Total assets	$22,785	$14,968

Total current liabilities	$9,094	$2,009

Total long-term liabilities	$62	$203

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of April, 2010.

EMRISE CORPORATION

By:	/S/ CARMINE T. OLIVA
Carmine T. Oliva,
Chairman of the Board and
Chief Executive Officer (principal executive officer)

By:	/S/ D. JOHN DONOVAN
D. John Donovan,
Chief Financial Officer (principal financial officer and principal accounting officer) and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Carmine T. Oliva	Chairman of the Board, Chief Executive Officer (principal executive officer) and Director	April 15, 2010
Carmine T. Oliva

/s/ D. John Donovan	Chief Financial Officer (principal financial officer and principal accounting officer)	April 15, 2010
D. John Donovan

/s/ Laurence P. Finnegan, Jr.	Director	April 15, 2010
Laurence P. Finnegan, Jr.

/s/ Otis W. Baskin	Director	April 15, 2010
Otis W. Baskin

/s/ Richard E. Mahmarian	Director	April 15, 2010
Richard E. Mahmarian

EMRISE CORPORATION

EXHIBIT INDEX

Exhibit Number	Description

10.66

Amendment Number 8 to Loan Documents dated as of December 31, 2009, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, RO Associates Incorporated, Advanced Control Components, Inc. and Custom Control Components, Inc. and GVEC Resource IV Inc. (±)

10.71

Amendment Number 9 to Loan Documents dated April 13, 2010, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, RO Associates Incorporated, Advanced Control Components, Inc. and Custom Control Components, Inc. and GVEC Resource IV Inc. (±)

21	Subsidiaries of the Registrant

23.1	Consent of Hein and Associates LLP, Independent Registered Public Accounting Firm

23.2	Consent of BDO Seidman LLP, Independent Registered Public Accounting Firm

31.1

Certification of Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(±)           Confidential treatment has been requested for portions of exhibit marked with (±).