Form 10-Q
period 2010-03-31
Emrise CORP
filed 2010-05-17
CIK 854852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(do not check if Smaller Reporting Company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of the Registrant’s common stock, $0.0033 par value, as of May 12, 2010 was 10,213,214.

EMRISE CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

PART I

FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMRISE CORPORATION

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,540	$3,994
Accounts receivable, net of allowances for doubtful accounts of $220 at March 31, 2010 and $262 at December 31, 2009	4,711	6,059
Inventories, net	7,312	8,030
Current deferred tax assets	150	158
Prepaid and other current assets	978	841
Current assets of discontinued and held for sale operations	5,599	6,369
Total current assets	21,290	25,451

Property, plant and equipment, net	882	987
Goodwill	3,484	2,878
Intangible assets other than goodwill, net	1,073	1,108
Deferred tax assets	1,623	1,818
Other assets	93	121
Noncurrent assets of discontinued and held for sale operations	17,034	17,914
Total assets	$45,479	$50,277
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,941	$2,734
Accrued expenses	4,170	5,232
Line of credit	3,655	5,156
Current portion of long-term debt, net of discount of $145 and $290	7,873	8,110
Notes payable to stockholders, current portion	300	348
Income taxes payable	390	604
Other current liabilities	357	370
Current liabilities of discontinued and held for sale operations	9,238	9,839
Total current liabilities	28,924	32,393

Long-term debt	62	92
Deferred income taxes	1,469	1,654
Other liabilities	1,516	688
Noncurrent liabilities of discontinued and held for sale operations	35	62
Total liabilities	32,006	34,889
Commitments and contingencies
Stockholders’ equity:
Preferred stock,$0.01 par value. Authorized 10,000,000 shares, no shares issued and outstanding	—	—
Common stock,$0.0033 par value. Authorized 150,000,000 shares; 10,213,000 issued and outstanding at March 31, 2010 and December 31, 2009	126	126
Additional paid-in capital	43,516	43,480
Accumulated deficit	(27,538)	(26,586)
Accumulated other comprehensive loss	(2,631)	(1,632)
Total stockholders’ equity	13,473	15,388
Total liabilities and stockholders’ equity	$45,479	$50,277

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2010	2009
		(Restated)
Net Sales	$7,092	$8,521
Cost of Sales	5,141	5,544
Gross profit	1,951	2,977

Operating expenses:
Selling, general and administrative	2,534	3,017
Engineering and product development	522	369
Total operating expenses	3,056	3,386
Loss from operations	(1,105)	(409)

Other income (expense):
Interest income	15	46
Interest expense	(824)	(1,545)
Other, net	144	(42)
Total other expense, net	(665)	(1,541)

Loss before income taxes	(1,770)	(1,950)
Income tax (benefit) provision	(136)	150
Loss from continuing operations	(1,634)	(2,100)
Discontinued and held for sale operations:
Income from discontinued and held for sale operations including gain on sale in 2009	912	7,644
Tax provision on discontinued and held for sale operations	230	707
Net income on discontinued and held for sale operations	682	6,937

Net (loss) income	$(952)	$4,837

Earnings (loss) per share from continuing operations:
Basic	$(0.16)	$(0.21)
Diluted	$(0.16)	$(0.21)

Weighted average shares outstanding
Basic	10,213	10,204
Diluted	10,213	10,204

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance at December 31, 2009	10,213	$126	$43,480	$(26,586)	$(1,632)	$15,388
Stock-based compensation	—	—	36	—	—	36
Warrants issued for services	—	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	(952)	(999)	(1,951)
Balance at March 31, 2010	10,213	$126	$43,516	$(27,538)	$(2,631)	$13,473

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2010	2009
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(952)	$4,837
Adjustments to arrive at net loss from continuing operations	(682)	(6,937)
Net loss from continuing operations	(1,634)	(2,100)
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	119	133
Provision for doubtful accounts	10	13
Provision for inventory obsolescence	83	145
Provision for warranty reserve	17	7
Deferred taxes	18	14
Amortization of deferred issuance costs	158	405
Amortization of debt discount	145	386
Stock-based compensation expense	36	36
Change in fair value of common stock warrant	208	(130)
Changes in assets and liabilities:
Accounts receivable	1,345	1,474
Inventories	823	(170)
Prepaid and other assets	(262)	118
Accounts payable and accrued expenses	(493)	510
Operating cash flow provided by continuing operations	573	841
Operating cash flow provided by discontinued operations	(20)	372
Net cash provided by operating activities	553	1,213

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(28)	(4)
Investing cash flow used in continuing operations	(28)	(4)
Investing cash flow provided by discontinued operations including proceeds from sale of subsidiary operations, net of cash	850	10,050
Net cash provided by investing activities	822	10,046

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from lines of credit	10,622	14,269
Repayments of lines of credit	(12,123)	(14,285)
Repayments of long-term debt	(401)	(10,119)
Payments of notes to stockholders	(48)	(168)
Financing cash flow used in continuing operations	(1,950)	(10,303)
Financing cash flow used in discontinued operations	(39)	(81)
Net cash used in financing activities	(1,989)	(10,384)
Effect of exchange rate changes on cash	(892)	(545)
Net (decrease) increase in cash and cash equivalents	(1,506)	330
Cash and cash equivalents at beginning of period	4,046	3,137
Cash and cash equivalents at end of period	$2,540	$3,467

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of equipment through capital lease	$—	$22
Cumulative effect of change in accounting principle - reclassification of common stock warrants to liability upon adoption of EITF 07-5	$—	$473

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and therefore do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the U.S. (“GAAP”).  The year end balance sheet was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.  The unaudited condensed consolidated financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of March 31, 2010 and the results of operations and cash flows for the related interim periods ended March 31, 2010 and 2009. However, these results are not necessarily indicative of results for any other interim period or for the year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2009 as filed with the Commission.

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

In January of 2010, the Company entered into Amendment Number 8 to Loan Documents (“Amendment 8”).  In connection with Amendment 8 and the associated Amendments Number 9 and 10, entered into in April and May, 2010, respectively, the Company is required to sell a significant portion of its assets in order to repay the debt obligations owed to Lender.  The Company has identified certain assets it intends to market for sale.  The assets identified represent a substantial portion of the Company’s assets in primarily the electronic devices segment.  The accompanying financial statements include the identified assets as discontinued operations and assets held for sale for all periods presented.

On March 22, 2010, EMRISE completed the sale of substantially all the assets of EEC’s subsidiary, RO Associates, to Massachusetts based Astrodyne Corporation.  In this Quarterly Report on Form 10-Q, we refer to the businesses of RO Associates as the “RO Operations” or “RO,” and we refer to the sale of the RO Associates’ assets as the “RO Transaction.”  The accompanying financial statements include the RO Operations as a discontinued operation for all periods presented.

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

	Three Months Ended
	March 31,
	2010	2009
		(Restated)
Net (loss) income	$(952)	$4,837
Other comprehensive loss:
Foreign currency translation adjustment	(999)	(418)
Comprehensive (loss) income	$(1,951)	$4,419

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

The Company recognizes revenues from its U.S. communications equipment business unit at the point of shipment of those products.  An estimate of warranty cost is recorded at the time the revenue is recognized.  Product returns are infrequent and require prior authorization because sales are final and the Company tests its products for quality prior to shipment to ensure products meet the specifications of the binding purchase orders under which those products are shipped. Normally, when a customer requests and receives authorization to return a product, the request is accompanied by a purchase order for a repair or for a replacement product.

Revenue recognition for products and services provided by the Company’s subsidiaries in England and its U.S. subsidiary, Advanced Control Components (“ACC”), depends upon the type of contract involved.  Engineering/design services contracts generally entail design and production of a prototype over a term of up to several years, with revenue deferred until each milestone defined in the contract is reached.  Production contracts provide for a specific quantity of products to be produced over a specific period of time.  Customers issue binding purchase orders or enter into binding agreements for the products to be produced.  The Company recognizes revenues on these orders as the products are shipped.  Returns are infrequent and permitted only with prior authorization because these products are custom made to order based on binding purchase orders and are quality tested prior to shipment.  An estimate of warranty cost is recorded at the time revenue is recognized.

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

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Loss Per Share from Continuing Operations

Basic loss per share from continuing operations is computed by dividing net loss from continuing operations by the weighted average common shares outstanding during a period.  Diluted loss per share from continuing operations is based on the treasury stock method and includes the dilutive effect of stock options and warrants outstanding during the period.  Common share equivalents have been excluded where their inclusion would be anti-dilutive.  As a result of the losses from continuing operations incurred by the Company for the first quarter of 2010 and 2009, the potentially dilutive common shares have been excluded from the loss per share computation because their inclusion would have been anti-dilutive.  The following table illustrates the computation of basic and diluted loss per share from continuing operations (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2010	2009
		(Restated)
NUMERATOR:
Net (loss) income	$(952)	$4,837
Net income from discontinued and held for sale operations	682	6,937
Net loss from continuing operations	$(1,634)	$(2,100)

DENOMINATOR:
Basic weighted average common shares outstanding	10,213	10,204
Effect of dilutive securities:
Dilutive stock options and warrants	—	—
Diluted weighted average common shares outstanding	10,213	10,204

Basic and diluted loss per share from continuing operations	$(0.16)	$(0.21)

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table shows the common stock equivalents that were outstanding as of March 31, 2010 and 2009, but were not included in the computation of diluted earnings per share because the options’ or warrants’ exercise price was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive:

		Range of
	Number of	Exercise Price
	Shares	Per Share

Anti-dilutive common stock options:
As of March 31, 2010	683,425	$1.31 – $7.50
As of March 31, 2009	584,000	$1.88 – $7.50

Anti-dilutive common stock warrants:
As of March 31, 2010	784,092	$4.13 – $4.31
As of March 31, 2009	1,804,000	$4.31 – $6.49

Recent Accounting Pronouncements

Adopted

None.

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

NOTE 2 — GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplate the continuation of the Company as a going concern.  The Company reported a net loss for the three months ended March 31, 2010 of $1.0 million.  Included in net loss was a $0.5 million loss from discontinued operations related to the disposition of the Company’s RO Operations (see Note 3).  Absent this loss, the Company still would have incurred a $0.5 million net loss for the three months ended March 31, 2010.  Primarily as a result of the reclassification of the majority of its debt from long to short term during 2009, the Company also reported negative working capital from continuing operations of $4.0 million at March 31, 2010 and negative working capital from continuing operations of $3.5 million at December 31, 2009.  The Company’s current business plan for the next 12 months requires additional funding beyond its anticipated cash flows from operations.  These and other factors described in more detail below raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The ability of the Company to continue as a going concern is dependent upon its ability to (i) achieve the milestones related to sale of a significant portion of its assets as required by the Credit Agreement between now and June 30, 2010, (ii) repay the credit facility in full on or prior to its maturity on June 30, 2010, (iii) obtain alternate financing to fund operations after the credit facility is paid in full and (iv) achieve profitable operations.

The Company is working on an amendment to extend certain of the milestones to have been achieved the week of this filing with an indication from the lender such extension will be acceptable.  The Company expects to sign a formal amendment this week, but there can be no guarantees that such amendment will be successfully or timely completed.

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

If the Company (i) defaults under the Credit Facility for any reason, including failing to successfully amend the Credit Agreement to extend sale related milestones or missing a milestone, (ii) is unable to timely sell assets at sufficient prices to repay its obligations in full, (iii) cannot borrow funds under the terms of the Revolver, for any reason, or (iv) fails to obtain alternate financing to replace its credit facility or a new revolving facility once the current credit facility is paid in full, then the Company does not believe that current and future capital resources, revenues generated from operations and other existing sources of liquidity will be adequate to meet its anticipated short term, working capital and capital expenditure needs for the next 12 months.  Further, if any of these occur for any reason, or if the Company experiences a significant loss of revenue or increase in costs, then its cash flow would be negatively impacted resulting in a cash flow deficit.  A cash flow deficit will require the Company to seek additional or alternate financing, with little or no notice which would be difficult to obtain in these economic conditions and the Company’s anticipated financial condition in such circumstances.  To address these potential financing needs the Company may have to explore a revised debt structure with its current lender; additional or new financing with another lender or lenders; expedite the sale of assets to generate cash; or expedite the sale of equity to raise capital.  Successfully executing these strategies is uncertain and there are many risks associated with attempting to execute each, in addition to the risks and uncertainties of the short and long term impact of executing on any of these strategies.   Failure to meet the Company’s financing requirements, if and when needed, would have an adverse effect on the Company’s operations and/or ability to do business after that date or could restrict its growth, limit the development of new products, hinder its ability to fulfill existing or future orders or negatively affect its ability to secure new customers or product orders.

If the Company is unsuccessful in securing the necessary financing to continue operations, when needed, then it may be forced to seek protection under the U.S. Bankruptcy Code or be forced into liquidation or substantially restructuring or altering its business operations and/or debt obligations.

NOTE 3 — DISCONTINUED OPERATIONS

RO Associates

On March 22, 2010, EEC, a wholly-owned subsidiary of the Company, entered into and consummated the closing under an asset purchase agreement by and among Astrodyne Corporation (“Astrodyne”), RO, and EEC dated March 22, 2010 (the “Purchase Agreement”) pursuant to which Astrodyne purchased substantially all of the assets, properties, and business as a going concern of RO.  The assets of RO that were sold and transferred to Astrodyne include, but are not limited to, the following:  (i) machinery and equipment; (ii) raw materials, work-in-process, and finished goods relating to RO; (iii) tangible personal property, such as office furniture and equipment; (iv) advance payments, rental deposits, and other similar assets; (v) rights to payments from

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

customers; (vi) books and records; (vii) rights under certain contracts; (viii) intangible rights and property, such as goodwill and rights in and to the name “RO Associates,” product names, trade names, trademarks, fictitious names and service marks; (ix) information and data; (x) unfilled purchase and sale orders; (xi) governmental authorizations relating to RO’s business and pending applications in connection with such authorizations; (xii) RO’s rights to its business of manufacturing and selling standard, high-density AC to DC, and DC to DC converters (the “Business”); and (xiii) all claims, causes of action, and judgments relating to the Business.  Such sale and transfer was deemed to be a disposition of an insignificant amount of assets by the Company and EEC.  RO retained certain rights, as fully described in the Purchase Agreement, including certain records, rights to benefits plans and insurance policies and proceeds, and certain assets.

As part of the transactions contemplated by the Purchase Agreement, Astrodyne assumed certain specified liabilities of RO pursuant to an Assignment and Assumption Agreement by and between Astrodyne and RO (the “Assignment and Assumption Agreement”).  Pursuant to the Purchase Agreement, EEC also agreed to guarantee the full, complete, and timely compliance with and performance of all agreements, covenants and obligations of RO in connection with the RO Transaction.

Astrodyne paid RO an aggregate purchase price for the RO Transaction of $1,000,000, plus the assumption of certain assumed liabilities pursuant to the Assignment and Assumption Agreement, subject to a purchase price adjustment.  As additional consideration for Astrodyne’s entry into the Purchase Agreement and consummation of the contemplated transactions under such agreement, EEC and RO agreed that, for a certain period immediately following the closing date, they would not compete with the Business, perform services for any person in competition with the Business or solicit certain specified customers of the Business, or hire any employees of Astrodyne or its affiliates.

In connection with the Company’s divestiture of RO, which comprised a portion of the Company’s electronic devices segment, the Company incurred approximately $0.4 million in charges relating to legal, accounting and investment banking fees.  The Company does not expect to incur any additional costs associated with this transaction.  The Company incurred a loss on the sale of the RO assets of approximately $0.5 million.

The Company has classified RO, which is a component of its electronic devices segment, as discontinued operations in the accompanying consolidated financial statements for all periods presented.

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the results from discontinued operations for the three months ended March 31, 2010 and 2009 (in thousands):

	2010	2009
		(Restated)

Net Sales	$442	$643

Income (loss) from operations	$211	$(535)

Other income (expense)	—	(1)
Loss on sale of RO Operations	(450)	—
Net loss	$(239)	$(536)

Loss per share:
Basic	$(0.02)	$(0.05)
Diluted	$(0.02)	$(0.05)

Weighted average shares outstanding
Basic	10,213	10,204
Diluted	10,213	10,204

The following table reflects the major classes of assets and liabilities of the RO Operations at the balance sheet date for the periods presented (in thousands):

	March 31, 2010	December 31, 2009
Cash and cash equivalents	$—	$(24)
Accounts receivable, net	—	431
Inventory, net	—	1,059
Prepaids and other current assets	—	31
Total current assets	$—	$1,497

Total current liabilities	$—	$745

Assets Held for Sale

In connection with Amendment 8 and the associated Amendments Number 9 and 10, entered into in April, 2010 and May, 2010, respectively, as discussed above, the Company is required to sell a significant portion of its assets in order to repay the debt obligations owed to Lender.  The Company has identified multiple assets it intends to market for sale.  The assets identified as held for sale represent a substantial portion of the Company’s assets in primarily the electronic devices segment.  These assets contributed approximately $20 million of net sales or 37% of the Company’s net sales and operating income of approximately $3 million of the Company’s total operating income from continuing operations of $1.4 million for 2009.

The Company has classified these identified assets, which are a component of its electronic devices segment, as discontinued and held for sale operations in the accompanying condensed consolidated financial statements for all periods presented.

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the results from the identified assets held for sale for the three months ended March 31, 2010 and 2009 (in thousands):

	2010	2009
		(restated)

Net Sales	$5,210	$5,049

Income from operations	$1,259	$832

Other expense	(108)	(10)
Provision for income taxes	230	44
Net income	$921	$778

Earnings per share:
Basic	$0.09	$0.08
Diluted	$0.09	$0.08

Weighted average shares outstanding
Basic	10,213	10,204
Diluted	10,213	10,204

The following table reflects the major classes of assets and liabilities, by segment, classified as held for sale  for the periods presented (in thousands):

	Electronic Devices Segment
	March 31, 2010	December 31, 2009
Cash and cash equivalents	$8	$52
Accounts receivable, net	2,961	2,189
Inventory, net	2,501	2,495
Prepaids and other current assets	129	136
Total current assets	5,599	4,872

Property, plant and equipment, net	1,256	1,326
Goodwill	12,020	12,755
Intangible assets other than goodwill, net	3,698	3,773
Other	60	60
Total assets	$22,633	$22,786

Total current liabilities	$9,238	$9,094

Total long-term liabilities	$35	$62

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 — STOCK-BASED COMPENSATION

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

Total stock-based compensation expense included in wages, salaries and related costs was $36,000 and $34,000 for the three months ended March 31, 2010 and 2009, respectively. These compensation expenses were charged to selling, general and administrative expenses. As of March 31, 2010, the Company had $198,000 of total unrecognized compensation expense related to stock option grants, which will be recognized over the remaining weighted average period of two years.

NOTE 5 — INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consisted of the following (in thousands):

	March 31,	December 31,
	2009	2009

Raw materials	$6,230	$6,690
Work-in-process	1,820	2,121
Finished goods	3,201	3,273
Reserves	(3,939)	(4,054)
Total inventories	$7,312	$8,030

NOTE 6 — OPERATING SEGMENTS

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

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the first quarter of 2010, the Company sold its RO Operations (see Note 3), which were part of its electronic devices segment.  This transaction resulted in differences in the basis of segmentation from the amounts disclosed in the Company’s unaudited condensed consolidated financial statements included in its quarterly report on Form 10-Q for the three months ended March 31, 2009.  The RO Operations were included as discontinued and held for sale operations at December 31, 2009.  Additionally, at March 31, 2010, the Company had classified certain additional assets within its electronic devices segment as assets held for sale in the accompanying consolidated financial statements.  In this report, the RO Operations and the certain identified assets held for sale are reported as discontinued and held for sale operations and are excluded from the electronics devices segment.  Therefore, prior period amounts have been adjusted to conform to this presentation.

Selected financial data for each of the Company’s operating segments reconciled to the consolidated totals is shown below (in thousands):

	Three Months Ended
	March 31,
	2010	2009
		(restated)
Net sales
Electronic devices	$4,437	$5,903
Communications equipment	2,655	2,618
Net sales from continuing operations	7,092	8,521
Discontinued and held for sale operations	5,652	5,692
Total net sales	$12,744	$14,213

Operating income (loss)
Electronic devices	$476	$1,265
Communications equipment	(478)	(452)
Corporate and other	(1,103)	(1,222)
Operating loss from continuing operations	(1,105)	(409)
Discontinued and held for sale operations	1,470	297
	$365	$(112)

	March 31,	December 31,
	2010	2009
Total assets
Electronic devices	$12,045	$13,783
Communications equipment	7,446	8,439
Corporate and other	3,355	3,772
Total assets from continuing operations	22,846	25,994
Discontinued and held for sale operations	22,633	24,283
Total assets	$45,479	$50,277

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 — GOODWILL

The following table reflects changes in our goodwill balances, by segment, for the three months ended March 31, 2010 (in thousands):

	Electronic	Communications
	Devices	Equipment	Total

Balance at December 31, 2009	$2,878	$—	$2,878
Allocation of goodwill to continuing operations	655	—	655
Foreign currency translation	(49)	—	(49)
Balance at March 31, 2009	$3,484	$—	$3,484

NOTE 8 — INCOME TAXES

The effective tax rate for the three month period ended March 31, 2010 was different than the 34% U.S. statutory rate primarily because the Company’s foreign entities generate a tax obligation and related tax expense as a result of their net income, which cannot be offset by U.S. tax loss carryforwards.

The Company’s business is subject to regulation under a wide variety of U.S. federal, state and foreign tax laws, regulations and policies.  The majority of the Company’s foreign subsidiaries have earnings and profits that are reinvested indefinitely.  However, under the credit facility described in Notes 9 and 10, the foreign subsidiaries have issued guarantees on the credit facility and, as a result, under IRC §956, have been deemed to have distributed these earnings to fund U.S. operations.  This has resulted in U.S. federal taxable income and an increase in U.S. tax liability, which has been reduced through utilization of available net operating loss carryforwards and foreign tax credits.

The Company adopted FASB guidance for accounting for uncertainty in income taxes on January 1, 2007. The implementation of this guidance did not result in a material adjustment to the Company’s liability for unrecognized income tax benefits. At the time of adoption and as of December 31, 2009, the Company had recorded no net unrecognized tax benefits.  The Company currently has no open matters with tax authorities nor is it engaged in an examination by any tax authority.  The Company recognizes interest and penalties related to uncertain tax positions in interest expense and selling, general and administrative expense, respectively, in the condensed consolidated statements of operations and comprehensive income. No interest or penalties were recognized during the first quarter of 2010. As of March 31, 2010, the Company had nothing accrued for interest and penalties.

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

NOTE 9 — LINE OF CREDIT

The Company and certain of its subsidiaries, including EEC and CXR Larus Corporation, CCI, ACC and EMRISE Power Systems, Incorporated (collectively, the “Borrowers”), are parties to a Credit Agreement (as amended from time to time, the “Credit Agreement”) with GVEC Resource IV Inc. (the “Lender”) providing for a credit facility which includes term loans and a revolving credit facility and is secured by accounts receivable, other rights to payment and general intangibles, inventories and equipment. The credit facility includes a revolving credit facility for up to $7,000,000 that expires on June 30, 2010 (the “Revolver”).

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Interest on the Revolver is payable monthly.  The interest rate is variable and is adjusted monthly based on the prime rate as published in the “Money Rates” column of The Wall Street Journal (the “Base Rate”) plus 1.25%, subject to a minimum rate of 9.5% per annum.  The interest rate in effect as of December 31, 2009 was the minimum rate of 9.5%.  The Revolver is subject to the Borrowers not incurring capital expenditures in excess of $1,800,000 for the fiscal year ending December 31, 2010.  Additionally, the Revolver is subject to the Borrowers not incurring unfinanced capital expenditures in excess of $62,500 in any fiscal quarter and the Borrowers not incurring purchase money commitments in excess of $2 million over the life of the facility.  However, if the Borrowers incur unfinanced capital expenditures of less than $62,500 in any fiscal quarter, the difference between the amount incurred in a certain fiscal quarter and $62,500 maybe incurred in the two fiscal quarters immediately following such fiscal quarter. The Company was in compliance with these covenants at March 31, 2010.

As of March 31, 2010, the Company had outstanding borrowings of $3.7 million under the Revolver with remaining availability under the formula-based calculation of $3.3 million.

In connection with entering into the Credit Agreement, the Borrowers issued a Revolver Loan Note dated November 30, 2007 (the “Revolver Note”) to the Lender in the principal amount of $7,000,000.  The Revolver Note is governed by the terms of the Credit Agreement.

See related Note 2 “Going Concern” and Note 10 “Debt” regarding additional terms and conditions associated with the overall credit facility and risks associated with this credit facility.

NOTE 10 —DEBT

The credit facility, as described in Note 9, consists of (i) the Revolver (see Note 10 — “Lines of Credit”), (ii) a term loan in the original principal amount of $6 million, of which $5.4 million was outstanding as of March 31, 2010 and is due June 30, 2010 (“Term Loan A”), (iii) a term loan in the original principal amount of $10 million, of which $2.5 million was outstanding as of December 31, 2009 and is due on June 30, 2010 (“Term Loan B”), and (iv) Term Loan C, which originally provided for a principal amount of $3 million and has since been retired.  Term Loan A was fully funded on November 30, 2007 while Term Loans B and C were fully funded on August 20, 2008 in connection with the acquisition of ACC. $6.8 million of Term Loan B and all of Term Loan C was repaid in March 2009, in connection with the sale of the Company’s Digitran Operations.  Term Loan A and Term Loan B require an aggregate scheduled principal payment of $75,000 bi-weekly beginning on February 1, 2010 through the maturity date of June 30, 2010.  The facility also requires monthly interest payments and a final balloon payment of $7.4 million upon maturity on June 30, 2010.

The Term Loans A and B bear interest at the Base Rate plus 4.25%, subject to a minimum rate of 12.5% per annum, and required interest only payments in the first year, scheduled principal plus interest payments in years two and three, and a final balloon payment at June 30, 2010.  Interest on the Term Loans is payable monthly.

As part of the consideration for entering into the Credit Agreement, the Company issued warrants to purchase 788,000 shares of the Company’s common stock with a fair value of $1.5 million, which is accounted for as a discount to the Credit Facility and is amortized over the term of the Credit Agreement.  See Note 11.

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Upon the sale or disposition by the Borrowers or any of their subsidiaries of property or assets, the Borrowers may be obligated to prepay the Revolver and the term loans with the net cash proceeds received in connection with such sales or dispositions to the extent that the aggregate amount of net cash proceeds received, and not paid to the Lender as a prepayment, for all such sales or dispositions exceed $150,000 in any fiscal year.  However, in order to repay its obligations, the Borrowers agreed to sell a significant portion of its assets in 2010.  As discussed further in Note 3, these assets contributed approximately $20 million of net sales or 37% of the Company’s net sales and operating income of approximately $3 million of the Company’s total operating income from continuing operations of $1.4 million for 2009.  The Company will retain a percentage of the proceeds of some of such sales for working capital and pursuant to the agreement, will use the remaining proceeds to pay down the obligations owed to the Lender.

If the Lender terminates the credit facility during a default period, then the Company is subject to a penalty equal to 2% of the outstanding principal balance of the Revolver and the Term Loans.  The Revolver is subject to an unused line fee of 0.5% per annum, payable monthly, on any unused portion of the revolving credit facility.

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

Pursuant to a January 2010 amendment to the Credit Facility, the Borrowers have agreed with the Lender that it has the right to appoint an outside observer to review the Borrower’s books and records and business operations, with certain limitations designed to minimize disruption to the business operations of the Borrowers.  In addition, pursuant to that amendment, certain fees (including a $200,000 advisory fee arising in connection with that amendment, which is recorded in accrued expenses in the accompanying consolidated balance sheet) and certain expenses owed by the Borrowers have been deferred until the Maturity Date.  In connection with a recent amendment, and the associated Amendments Number 9 and 10, entered into in April, 2010 and May, 2010, respectively, the Borrowers agreed to sell a significant portion of its assets by June 30, 2010 and committed to certain milestone events associated with the sales process.  Failure to achieve these milestones and/or failure to sell the required assets by the agreed upon dates, can result in a default under the Credit Agreement.  The Borrowers are also obligated to provide financial information and status reports to the Lender on a regular basis.

The Company is working on an amendment to extend certain of the milestones to have been achieved the week of this filing with an indication from the lender such extension will be acceptable.  The Company expects to sign a formal amendment this week, but there can be no guarantees that such amendment will be successfully or timely completed.

See Note 2 and Note 9 regarding additional terms and conditions associated with the Company’s credit facility and risks associated with this credit facility.

NOTE 11 — WARRANTS

In connection with entering into the credit facility (discussed in Note 11), the Company issued a seven year warrant to Private Equity Management Group, Inc. (“PEM Group”), an affiliate of the Lender, to purchase up to 775,758 shares of the Company’s common stock on a cash or cashless basis at an original exercise price of $4.13 per share, (which amount reflects the Company’s 1-for-3.75 reverse split of its common stock effective November 18, 2008).  The estimated fair value of the warrants was $1.5 million, which was calculated using the Black-Scholes pricing model.  The warrants were originally accounted for as debt discount and the adjustment resulting from the repricing of the warrants increased the debt discount, which is being amortized over the remaining life of the credit facility.  The warrants were previously recorded in stockholder’s equity.

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

At March 31, 2010 and December 31, 2009, the Company had warrants subject to “mark to market” provisions outstanding to purchase 775,758 shares of common stock.  The Company computed the fair value of the warrants using a Black-Scholes valuation model.  The fair value of these warrants on the date of adoption of March 31, 2010 and on December 31, 2009 was determined using the following assumptions:

	March 31, 2010	December 31, 2009
Dividend yield	None	None
Expected volatility	78%	71%
Risk-free interest rate	1.02%	1.14%
Expected term	7 years	7 years
Stock price	$1.05	$0.76

As of and for the quarter ended March 31, 2010, the change in fair value of the warrants resulted in a $208,000 adjustment to other income (expense) in the condensed consolidated statement of operations and a corresponding increase to the warrant liability.

NOTE 12 — FAIR VALUE MEASUREMENTS

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

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As of January 1, 2009 the Company was required to apply updated FASB guidance to the derivative that is within the warrant that was issued as consideration for the Company’s credit facility, which is discussed in Note 10 and included as a discount on the Company’s long-term debt.  The derivative was valued using the Black-Scholes model.  The key inputs in the model at March 31, 2010 are as follows:

March 31, 2010
Dividend yield	None
Expected volatility	78%
Risk-free interest rate	1.02%
Expected term	7 years
Stock price	$1.05

The derivative is measured at fair value on a recurring basis using significant observable inputs (Level 2).  The amount of total gain in earnings for the period is as follows:

Warrant Liability

Beginning balance at December 31, 2009	$292
Total loss realized in earnings	208
Ending balance at March 31, 2010	$500

NOTE 13 — SUBSEQUENT EVENTS

Amendment to Credit Facility

The Borrowers and the Lender entered into Amendment Number 10 to Loan Documents (“Amendment 10”), which amends the Credit Agreement as of May 3, 2010.  Among other things, Amendment 10 modifies the schedule for certain milestone events related to the process for the sale of certain assets of the Borrowers.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q. The information contained in this report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-Q and in our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2009 and subsequent reports on Forms 10-Q and 8-K, which discuss our business in greater detail.  This report and the following discussion contain forward-looking statements, which generally include the plans,  objectives and expectations of management for future operations, including plans, objectives and expectations relating to our future economic performance and our current beliefs regarding revenues we might generate and profits we might earn if we are successful in implementing our business and growth strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

•                  our ability to continue to borrow funds under the revolver terms of our credit facility (see “ — Liquidity and Capital Resources”);

•                  our ability to sell assets and achieve the milestones for such transactions, as required by our Lender under the terms of the credit facility;

•                  the ongoing revenues and profitability of the Company will be substantially reduced as a result of our sale of a significant portion of the Company’s assets in order to satisfy our debt obligations.  This could have a material adverse effect on the Company’s operations, financial condition and ability to continue operations;

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

•                  anticipated and unanticipated trends in our financial condition and results of operations;

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

Any of the factors described above or in the “Risk Factors” sections contained in our Annual Report on Form 10-K for the year ended December 31, 2009 and in this report could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

Business Description

We design, manufacture and market proprietary electronic devices and communications equipment for aerospace, defense, industrial, and communications applications. We have operations in the U.S., England, and France.  We organize our business in two operating segments: electronic devices and communications equipment. In the first quarter of 2010, our electronic devices segment contributed approximately 63% of overall net sales while the communications segment contributed approximately 37% of overall net sales. Our subsidiaries within our electronic devices segment design, develop, manufacture and market power supplies, radio frequency, or RF, and microwave devices for defense, aerospace and industrial markets.  Our subsidiaries within our communications equipment segment design, develop, manufacture and market network access equipment, including network timing and synchronization products, for communications applications in defense, public and private networks and industrial markets.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of net sales and expenses for each period. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

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

Foreign Currency Translation

We have foreign subsidiaries that together accounted for approximately 81.8% and 87.1% of our net revenues from continuing operations, 33.1% and 34.7% of our assets and 19.7% and 27.5% of our total liabilities as of and for the three months ended March 31, 2010 and 2009, respectively.  In preparing our consolidated financial statements, we are required to translate the financial statements of our foreign subsidiaries from the functional currencies in which they keep their accounting records into U.S. dollars. This process results in exchange gains and losses which, under relevant accounting guidance, are included either within our statement of operations under the caption “other income (expense)” or as a separate part of our net equity under the caption “accumulated other comprehensive income (loss).”

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

Based on our assessment of the factors discussed above, we consider the functional currency of each of our international subsidiaries to be each subsidiary’s local currency. Accordingly, we had cumulative translation losses of $2.6 million and $1.6 million that were included as part of accumulated other comprehensive loss within our balance sheets at March 31, 2010 and December 31, 2009, respectively. During the three months ended March 31, 2010 and 2009, we included translation losses of $1.0 million and $0.4 million, respectively, under accumulated other comprehensive loss.

The magnitude of these gains or losses depends upon movements in the exchange rates of the foreign currencies in which we transact business as compared to the value of the U.S. dollar. During the first quarter of 2010 and 2009, these currencies primarily included the euro and the British pound sterling and, to a lesser extent, the Japanese yen in the period ended March 31, 2009. Any future translation gains or losses could be significantly higher or lower than those we recorded for these periods.

A 2.5 million British pound sterling loan payable from one of our subsidiaries in England to EMRISE was outstanding as of March 31, 2010 ($3.8 million based on the exchange rate at March 31, 2010).  Exchange rate losses and gains on the long-term portion of this loan are recorded in cumulative translation gains or losses in the equity section of the balance sheet.

Intangibles, Including Goodwill

We periodically evaluate our intangibles, including goodwill, for potential impairment. Our judgments regarding the existence of impairment are based on many factors including market conditions and operational performance of our acquired businesses.

In assessing potential impairment of goodwill, we consider these factors as well as forecasted financial performance of the acquired businesses.  If forecasts are not met, we may have to record additional impairment charges not previously recognized. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of those respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets that were not previously recorded.  If that were the case, we would have to record an expense in order to reduce the carrying value of our goodwill.  Under FASB guidance related to goodwill and other intangible assets, we are required to analyze our goodwill for impairment issues at least annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  At March 31, 2010, our reported goodwill totaled $15.5 million of which $12.0 million had been allocated to assets held for sale.  We evaluated the fair value of the electronic devices reporting unit at March 31, 2010 and determined that no impairment of goodwill existed at that date.  In assessing the potential impairment of goodwill, we consider forecasted financial performance of the acquired businesses to determine the fair value of the respective assets.

Results of Operations

Overview

The majority of our products are customized to the unique specifications of our customers and are subject to variable timing of delivery.  Shipments of products can be accelerated or delayed due to many reasons including, but not limited to, exceeding or not meeting customer contract requirements, a change in customer timing or specifications, technology related issues and production related issues.  Comparability of our revenues and gross profit is difficult from period to period due to this product variability.  Exceptions to this include certain long-term military contracts and certain long-term telecommunications contracts.

Overall sales from continuing operations decreased 16.8% in the first quarter of 2010 as compared to the first quarter of 2009.  Our overall net sales of $7.1 million for the first quarter of 2010 reflected declines in net sales at our electronic devices subsidiaries, offset slightly by increases in our communications equipment subsidiaries.  The declines in our electronic devices subsidiary were further affected by the negative impact of exchange rates between the U.S. dollar and the British pound sterling.

Overall gross profit as a percentage of sales from continuing operations decreased to 27.5% in the first quarter of 2010 from 34.9% in the first quarter of 2009.  The decrease in gross profit as a percentage of sales from continuing operations was due to the decline in gross margins within our electronic devices segment and our French communications equipment subsidiary associated with lower sales volumes, which was partially offset by improvements in gross profit as a percentage of sales within our U.S. communications equipment subsidiary.

The following is a detailed discussion of our results of operations by business segment.  As a result of the sale of our RO Operations in March of 2009, for purposes of the following discussion and analysis, the RO Operations have been removed from the prior period comparisons and the quarterly results of the RO Operations are reported as a discontinued operation for all periods presented.  Additionally, the certain assets identified for sale as a result of Amendment 8 and the associated Amendments Number 9 and 10, entered into in April and May, 2010, respectively, of our credit facility have been reported as a discontinued and held for sale operation for all periods presented.

As required under the Credit Facility, we plan to sell a significant portion of our total assets during 2010 (See Notes 2, 9 and 10 in the accompanying notes to consolidated financial statements).  We may sell additional assets for strategic or other reasons (together with the significant assets we agreed to sell under the Credit Facility, the “Future Asset Sales”).  As a result of the Future Asset Sales, we are expecting overall declines in net sales, gross profit, operating income and net income within all of our reporting segments and on a consolidated basis as a Company.  However, the magnitude of such declines will largely depend on which assets we actually sell and the timing of such sales, all of which are uncertain at this time.  Where applicable, we will discuss possible future impacts of Future Assets Sales herein; however, we will not attempt to address all potential impacts or to quantify the magnitude of such sales on our future results due to the significant uncertainties associated with doing so.

Comparison of the Three Months Ended March 31, 2010 to the Three Months Ended March 31, 2009

Net Sales

	Three Months Ended		Variance
	March 31,		Favorable (Unfavorable)
(in thousands)	2010	2009	Dollar	Percent

Electronic devices	$4,437	$5,903	$(1,466)	(24.8)%
as % of net sales	34.8%	41.5%
Communications equipment	2,654	2,618	36	1.4%
as % of net sales	20.8%	18.4%
Total net sales from continuing operations	7,091	8,521	(1,430)	(16.8)%
Discontinued operations	5,653	5,692
Total net sales	$12,744	$14,213

Electronic Devices Segment

The decrease in sales of our electronic devices in the first quarter of 2010 as compared to the first quarter of 2009 was primarily due to delays in the awarding of foreign military contracts as a result of the global economic conditions and one large contract at one of our U.K. subsidiaries concluding in the first quarter of 2009.  Additionally, a significant portion of our business at U.K. subsidiaries is transacted in U.S. dollars and was negatively impacted by exchange rate fluctuations, as the subsidiary’s local currency is the British pound sterling.  The translation impact of exchange rates remains an uncertainty and could negatively or positively impact our overall results in future periods.

Communications Equipment Segment

First quarter 2010 net sales within our communications equipment segment remained consistent with the 2009 first quarter.  We experienced an increase in sales to the Federal Aviation Administration and the U.S. military at our U.S. communications equipment subsidiary as a result of a substantial increase in test equipment sales offset by a decrease in orders and shipments for network access and timing products at our French subsidiary due largely to economic impacts and spending reductions by the French Defense Ministry.

Net sales in our French communications equipment subsidiary have been, and are likely to continue to be, negatively impacted by the recent economic conditions, as the French government continues to defer discretionary spending due to current economic conditions.

Gross Profit

	Three Months Ended		Variance
	March 31,		Favorable (Unfavorable)
(in thousands)	2010	2009	Dollar	Percent

Electronic devices	$1,105	$2,097	$(992)	(47.3)%
as % of net sales	24.9%	35.5%
Communications equipment	846	880	(34)	(3.9)%
as % of net sales	31.9%	33.6%
Total gross profit from continuing operations	1,951	2,977	(1,026)	(34.5)%
Total gross margin from continuing operations	27.5%	34.9%
Discontinued operations	2,813	1,980
Total gross profit	$4,764	$4,957

Electronic Devices Segment

The decrease in gross profit, as a percentage of net sales, for our electronic devices segment from 35.5% in the first quarter of 2009 to 24.9% in the first quarter of 2010 is primarily due to the decrease in volume of sales as discussed above, which resulted in a larger portion of fixed production overhead being absorbed, and changes in product mix.

Communications Equipment Segment

The decrease in gross margin for our communications equipment segment from 33.6% in the first quarter of 2009 to 31.9% in the first quarter of 2010 is primarily the result of unfavorable impacts as a result of the changes in foreign currency exchange rates between the U.S. dollar and the euro in the first quarter of 2010 as compared to the first quarter of 2009 and the lower sales volume at our French subsidiary, partially offset by increases in gross margins at our U.S. communications equipment subsidiary as a result of changes in pricing strategy.

Operating Expenses

	Three Months Ended		Variance
	March 31,		Favorable (Unfavorable)
(in thousands)	2010	2009	Dollar	Percent

Selling, general and administrative	$2,494	$2,617	$123	4.7%
as % of net sales	35.2%	30.7%
Engineering and product development	522	369	(153)	(41.5)%
as % of net sales	7.4%	4.3%
Total operating expenses from continuing operations	3,016	2,986	(30)	(1.0)%
Discontinued operations	1,383	2,083
Total operating expenses	$4,399	$5,069

Selling, general and administrative expenses

The decrease in selling, general and administrative expenses is primarily the result of the significant decreases in SG&A, primarily at our corporate headquarters, as a result of cost reduction activities.

During 2010, we expect selling, general and administrative expense to be lower than the 2009 comparative periods as we see the affects of the cost reduction actions taken in 2009 and due to the sale of our RO Operations.

Engineering and product development

The increase in engineering and product development costs is primarily due to U.S. communications equipment subsidiary related to development of new products and enhancements of existing products.

During the remainder of 2010, engineering and product development expenses are expected to remain at or slightly below 2009 levels.

Interest expense

Interest expense was $0.8 million for the three months ended March 31, 2010 compared to $1.5 million for the three months ended March 31, 2009 due to lower outstanding loan balances.  Additionally, in the first quarter of 2009, we accelerated the amortization of deferred financing costs and debt discount in the amount of $0.5 million associated with the partial repayment of our Term Loan B, which was absent in the first quarter of 2010.  Included in interest expense in the first quarter of 2010 were $0.3 million of non-cash amortization of deferred financing costs and non-cash amortization of debt discount compared to $0.8 million in the first quarter of 2009.  We expect quarterly interest expense for the remainder of 2010 to decrease significantly from the comparable prior year periods as a result of the lower outstanding loan balances and as we make scheduled principal payments and use the proceeds from the sales of assets to pay down outstanding loan balances.

Other, net

We recorded other income of $144,000 in the first quarter of 2010 compared to expense of $42,000 in the first quarter of 2009.  Other, net consists primarily of (i) short-term exchange rate gains and losses associated with the volatility of the U.S. dollar to the British pound sterling and euro on the current portion of certain assets and liabilities and (ii) fair value adjustments on warrants.  The change in the fair value of warrants during the first quarter of 2010 resulted in expense of $208,000 compared to income of $130,000 in the first quarter of 2009.  The remaining income of $352,000 for the first quarter of 2010 was predominantly related to short-term exchange rate gains.

Income tax expense

Income tax benefit amounted to $0.1 million for the first quarter of 2010 compared to expense of $0.2 million for the first quarter of 2009.  We recorded income tax expense primarily as a result of foreign income tax on foreign earned profits in Europe and New Jersey state income taxes on income generated by ACC.  The income tax benefit in the first quarter of 2010 was related to the losses we incurred during the quarter.

Future Asset Sales may trigger additional income tax obligations in 2010.  The Company has exhausted a significant portion of its net operating losses available to be carried forward into future periods and, as a result, any income from operations and/or gain on sales of assets could result in significant tax obligations in 2010.

Income (Loss) from Discontinued and Held For Sale Operations

In connection with the sale of our RO Operations on March 20, 2010 and the classification of certain of our assets as held for sale, we reported income from discontinued and held for sale operations of $0.7 million (net of $0.2 million in taxes) during the first quarter of 2010, which includes a $0.5 million loss on the sale of our RO Operations.  Additionally, in connection with the sale of our Digitran Operations on March 20, 2009, we reported income from discontinued and held for sale operations of $6.7 million (net of $0.7 million in taxes) during the first quarter of 2009, which includes a $7.4 million gain on the sale of our Digitran Operations.

Net income (loss)

We reported a net loss of $1.0 million in the first quarter of 2010 and net income of $4.8 million in the first quarter of 2009.  Included in net loss in the first quarter of 2010 was a $0.5 million loss on the sale of RO and an overall decline in net sales and gross profit from continuing operations.  Excluding any impact from the sale of assets in the remaining quarters of 2010, we anticipate net income (loss) to improve in future quarters as compared to prior year quarters, due in large part to the cost reduction efforts completed in 2009, and also due to lower anticipated interest expense in future quarters.

Liquidity and Capital Resources

In making an assessment of our liquidity, we believe that the items in our financial statements that are most relevant to our ongoing operations are working capital, cash generated from operating activities and cash available from financing activities.  We fund our daily cash flow requirements through funds provided by operations and through borrowings under our credit facility with GVEC Resource IV Inc. (“GVEC” or the “Lender”).  Working capital from continuing operations was negative $4.0 million at March 31, 2010 as compared to negative $3.5 million at December 31, 2009, primarily due to lower accounts receivable and inventory balances at March 31, 2010 as a result of lower sales levels during the first quarter of 2010.  At March 31, 2010 and December 31, 2009, we had accumulated deficits of $27.5 million and $26.6 million, respectively, and cash and cash equivalents of $2.5 million and $4.0 million, respectively.  Cash balances fluctuate and are dependent upon timing of advances and repayments on the Revolver.  Our cash balances are often significantly higher at the end of the month than at other times throughout the remainder of the month as a result of borrowings under our credit facility generally occurring toward the end of the month and timing of payments to vendors in the form of accounts payable, payroll and interest payments generally occurring at the beginning of the month.

Net cash provided by operating activities during the first quarter of 2010 totaled $0.6 million.  Significant non-cash adjustments to our net income for 2009 include (i) the amortization of debt discount and amortization of deferred financing costs which, on a combined basis, totaled $0.3 million, both of which are non-cash components of interest expense associated with our credit facility, (ii) depreciation and amortization expense which totaled $0.3 million, and (iii) a change in fair value of common stock warrants which expensed $0.2 million as a non-cash component of net income.  The primary significant use of cash associated with operating activities during the first quarter of 2010 was a decrease in accounts payable and accrued liabilities by approximately $1.2 million, in part due to payments made on previously accrued amounts related to the sale of the RO Operations and also due to timing of vendor payments.  The primary sources of cash associated with operating activities during the first quarter of 2010 included a decrease in accounts receivable, which decreased by $0.8 million, due primarily to increased collections on higher sales in the fourth quarter of 2009 and a decrease in inventory of $0.8 million as a result of an effort to more effectively use existing inventory.

Cash generated from our investing activities during the first quarter of 2010 totaled $0.8 million. This amount consisted primarily of net cash proceeds generated by the March 2010 sale of our RO Operations.

Cash used in financing activities during the first quarter of 2010 totaled $2.0 million, which consisted of $0.5 million in repayments of principal owed on long term debt and notes to stockholders and $1.5 million in net repayments on our revolving credit facility.

As of March 31, 2010, we had outstanding borrowings of $3.7 million under the revolving loan portion of our credit facility.  At March 31, 2010, we had remaining actual availability under a formula-based calculation of $3.3 million under the credit facility.  Actual remaining availability represents the additional amount we were eligible to borrow as of March 31, 2010 pursuant to our $7.0 million revolving line of credit.  The availability under our revolving line of credit fluctuates periodically throughout each month depending on timing of borrowings and repayments.  At May 7, 2010, our eligible collateral was $5.9 million (compared to the maximum of $7 million) and our outstanding borrowings at that date were $5.2 million.  Therefore, our actual availability was $0.6 million.

In addition to the revolving line of credit, at March 31, 2010, we had debt obligations of $8.2 million, which includes term loans from our Lender, capitalized lease and equipment loan obligations and notes payable to shareholders, the current portion of which loans and obligations totaled $8.1 million. We also have debt obligations associated with assets held for sale of $4.3 million that has been classified as current liabilities of discontinued and held for sale operations in our condensed consolidated balance sheets.  These debt obligations are due in November 2010.

Our backlog from continuing operations increased to $17.6 million as of March 31, 2010 as compared to $15.9 million as of December 31, 2009. The increase from December 31, 2009 is primarily due to the increase of additional orders at our U.K. RF devices subsidiary and our French communications equipment subsidiary offset by declines at our other subsidiaries.  The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. Our backlog as of March 31, 2010 was approximately 91% related to our electronic devices business, which business tends to provide us with long lead-times for our manufacturing processes due to the custom nature of the products, and approximately 9% related to our communications equipment business, which business tends to deliver standard or modified standard products from stock as orders are received. We believe that the majority of our current backlog will be shipped within the next 12 months.  However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

Credit Facility

EMRISE (including each of its direct subsidiaries), are parties to a Credit Agreement, as amended, with the Lender, providing for a credit facility in the aggregate amount of $26,000,000.  As of March 31, 2010, we owed a total of $11.6 million under the terms of the credit facility.

On January 25, 2010, EMRISE and its Lender entered into Amendment Number 8 to Loan Documents, which amended EMRISE’s Credit Agreement as of December 31, 2009.  All references to the Credit Facility herein refer to the Credit Agreement as amended.  The Credit Facility requires the sale of a significant portion of our assets by June 30, 2010 (the “Maturity Date”).  As discussed further in Note 3 in our March 31, 2010 financial statements, these assets contributed approximately $20 million or 37% of the Company’s net sales from continuing operations and operating income of approximately $3 million of the Company’s total operating income from continuing operations of $1.4 million for 2009.  The Company is required to achieve certain milestones in connection with these sale activities and the maintenance of maximum capital expenditure financial covenants.  Lender has the current right to appoint an outside observer to review our books and records and business operations, with certain limitations designed to minimize disruption to our business operations.  Upon the sale of the assets we agreed to sell, we will retain a percentage of the proceeds of some of such sales for working capital and are obligated to use the remaining proceeds to pay down the obligations owed to the Lender.  We are also obligated to provide financial information and status reports to the Lender on a regular basis.  The practical effect of the January 25th amendment was to provide a forbearance by the Lender through the Maturity Date on the equity raise default and the possible financial covenant defaults that was and may have been otherwise triggered under the Credit Agreement as of December 31, 2009 and allow us time to sell certain assets in order to pay down the obligations to the Lender.

In April, 2010, the Borrowers and the Lender entered into Amendment Number 9 to Loan Documents, which removes the obligation to sell certain assets while retaining the obligation to sell other assets, and provides some clarity that the Lender will not charge fees for making adjustments to the milestones required to be met before the maturity date, provided certain conditions are satisfied. In May 2010, the Borrowers and the Lender entered into Amendment Number 10 to Loan Documents, which adjusted certain milestones required to be met before the maturity date.

We are working on an amendment to extend certain of the milestones to have been achieved the week of this filing with an indication from the lender such extension will be acceptable.  We expect to sign a formal amendment this week, but there can be no guarantees that such amendment will be successfully or timely completed.

The credit facility currently consists of (i) a revolving loan for up to $7 million that expires on June 30, 2010 (the “Revolver”), and (ii) two term loans (Term Loan A and Term Loan B) with an aggregate net outstanding principal amount of $7.9 million as of March 31, 2010. The term loans require remaining combined scheduled principal payments of $75,000 bi-weekly, which began on February 1, 2010 and continue through maturity.  The facility also requires monthly interest payments and a final balloon payment of principal upon maturity on June 30, 2010 of approximately $7.4 million in term debt plus the outstanding balance of the revolver, which at March 31, 2010 was $3.7 million.

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

Interest on the Revolver is payable monthly.  The interest rate is variable and is adjusted monthly based on the prime rate as published in the “Money Rates” column of The Wall Street Journal (the “Base Rate”) plus 1.25%, subject to a minimum rate of 9.5% per annum.  The Revolver contains a capital expenditures covenant, prohibiting any such expenditures in excess of $1,800,000 through June 30, 2010.  Additionally, the Revolver prohibits us from incurring unfinanced capital expenditures in excess of $62,500 in any fiscal quarter and from incurring purchase money commitments in excess of $2 million over the life of the facility.  However, if we incur unfinanced capital expenditures of less than $62,500 in any fiscal quarter, the difference between the amount incurred in a certain fiscal quarter and $62,500 may be incurred in the two fiscal quarters immediately following such fiscal quarter. The Company was in compliance with these covenants at March 31, 2010.

The term loans bear interest at the Base Rate plus 4.25%, subject to a minimum rate of 12.5% per annum.  Under the credit facility, we may make full or partial prepayment of the term loans provided that any such prepayment is accompanied by the applicable prepayment premium discussed below.

To secure payment of the indebtedness under the credit facility, we irrevocably pledged and assigned to, and granted to the Lender a continuing security interest in, all the personal property of the Company and its direct subsidiaries, including our interest in any deposit accounts, the stock of each of our direct and indirect subsidiaries, the intellectual property owned by each of the Company and its direct subsidiaries, and the proceeds of the intellectual property owned by each of these entities.  In an event of default, the Lender may, at its option, exercise any or all remedies available to it with respect to the collateral.  In addition, certain of our foreign subsidiaries have agreed to guarantee our performance under the credit facility.

There can be no assurance that we will be able to successfully amend the Credit Agreement to extend sale related milestones, we will be able to successfully sell the contemplated assets that we are obligated to sell, pursuant to the credit facility, in the agreed time frames, achieve the related milestones on a timely basis, and/or sell the assets at prices sufficient to satisfy the debt owed to the Lender, if at all.  Even if we do successfully amend the Credit Agreement to extend sale related milestones and sell the contemplated assets and pay the obligations owed to the Lender in full, our ongoing revenues will be substantially reduced, which could have a material adverse affect on our operations and financial condition.

If an event of default were to occur, including the failure to successfully amend the Credit Agreement to extend sale related milestones or failure to achieve any of the milestones related to asset sales required by the Credit Facility, the Lender could accelerate the debt and exercise its rights and remedies under the Credit Agreement.  An acceleration of the principal, deferred fees and accrued interest due on the date of a declared event of default would be a significant amount that would be due on such date.  If such an acceleration were declared as of May 7, 2010, the amount would equal $13.2 million.  We do not have the ability to pay this amount from currently available sources at this time.  The rights and remedies available to the Lender under the Credit Agreement in the event of a declared event of default include a foreclosure on our assets before the contemplated asset sales could be completed.  The Lender may also elect to increase the interest rate applicable to the outstanding balance of the Term Loans A and B by four percentage points above the per annum interest rate that would otherwise be applicable.  Additionally, if the lender terminates the credit facility during a default period then we are subject to a penalty equal to 2% of the outstanding principal balance of the Revolver and the Term Loans.

Liquidity

Our current business plan requires additional funding beyond our anticipated cash flows from operations.  These and other factors described in more detail below raise substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to (i) sell the assets as required in the Credit Facility, (ii) repay our credit facility on or prior to its maturity date, (iii) obtain alternate revolver financing to fund operations after the credit facility is paid in full and (iv) achieve profitable operations.

If our net losses continue, we may experience negative cash flow, which may prevent us from continuing operations.  If we are not able to attain, sustain or increase profitability on a quarterly or annual basis, we may not be able to continue operations and our stock price may decline.

If we (i) default under the Credit Facility for any reason, including missing a milestone, (ii) are unable to timely sell assets at sufficient prices, (iii) cannot borrow funds under the terms of the Revolver, for any reason, or (iv) fail to obtain alternate financing to replace our credit facility or a new revolving facility once the current credit facility is paid in full, we do not believe that current and future capital resources, revenues generated from operations and other existing sources of liquidity will be adequate to meet our anticipated short term, working capital and capital expenditures needs for the next 12 months.  Further, if any of these occur for any reason, or if we experience a significant loss of revenue or increase in costs, then our cash flow would be negatively impacted resulting in a cash flow deficit.  A cash flow deficit will require us to seek additional or alternate financing, with little or no notice, which would be difficult to obtain in these economic conditions and our anticipated financial condition in such circumstances.  To address these potential financing needs, we may have to explore revised debt structure with our current lender, seek additional or new financing with another lender or lenders, sell additional assets to generate cash, or sell equity to raise capital.  Successfully executing these strategies is uncertain and there are many risks associated with attempting to execute each.   Failure to meet our financing requirements, if and when needed, would have an adverse effect on our operations and/or ability to do business after that date or could restrict our growth, limit the development of new products, hinder our ability to fulfill existing or future orders or negatively affect our ability to secure new customers or product orders.

If we are unsuccessful in securing the necessary financing to continue operations, when needed, then we may be forced to seek protection under the U.S. Bankruptcy Code or be forced into liquidation or substantially restructuring or altering our business operations and/or debt obligations.

Effects of Inflation

The impact of inflation and changing prices has not been significant on the financial condition or results of operations of either the Company or our operating subsidiaries.

Impacts of New Accounting Pronouncements

None.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.                             CONTROLS AND PROCEDURES.

Not applicable.

ITEM 4T.                     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports pursuant to the Securities aExchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2010 that our disclosure controls and procedures and internal controls over financial reporting were not effective at the reasonable assurance level due to the material weaknesses discussed below.

In light of the four material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure that our consolidated financial statements were prepared in accordance with GAAP.  Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2010, the following four material weaknesses existed:

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

Material Weaknesses and Related Remediation Initiatives

Set forth below is a summary of the various significant deficiencies which caused management to conclude that we had the four material weaknesses identified above.  Through the efforts of management, external consultants and our Audit Committee, we are currently in the process of executing specific action plans to remediate the material weaknesses identified above and discussed more fully below.  We expect to complete these various action plans during 2010.  If we are able to complete these actions in a timely manner, we anticipate that all control deficiencies and material weaknesses will be remediated in 2011.

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

(4)  We are a relatively complex company with operations conducted in multiple countries, multiple currencies and multiple languages.  We have divested four separate operations in the past 18 months, acquired a large subsidiary during the same time, and we are in the process of divesting additional assets in order to repay our current obligations.  All of these transactions give rise to complex accounting and tax treatments. Most recently, we have been concentrating our efforts in securing amendments to our current credit facility and ensuring adherence to milestones set forth in our most recent credit facility amendment.  Our finance team is a relatively small but experienced staff. Although we believe the accounting staff are qualified to perform their functions, due to reasons above, the quantity of staff may be insufficient to deal with the work load and complexities created, which could result in material misstatements to our financial statements.

Remediation of Internal Control Deficiencies and Expenditures

It is reasonably possible that, if not remediated, one or more of the material weaknesses described above could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.

We are developing specific action plans for each of the above material weaknesses.  In addition, our audit committee has authorized the hiring of additional temporary staff and/or the use of financial and information technology consultants, as necessary, to ensure that we have the depth and experience to remediate the above listed material weaknesses, including the implementation and monitoring of the appropriate level of control procedures related to all of our manufacturing locations and our corporate offices.  The audit committee will also work directly with management and outside consultants, as necessary, to ensure that board level deficiencies are addressed.  We are uncertain at this time of the costs to remediate all of the above listed material weaknesses, however, we anticipate the cost to be in the range of $200,000 to $400,000 (including the cost of the consolidation software described above), most of which costs we expect to incur during 2010.  We cannot guarantee that the actual costs to remediate these deficiencies will not exceed this amount.

Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of March 31, 2010. Because the remedial actions require hiring of additional personnel, upgrading certain of our information technology systems, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weaknesses have been remediated.  We intend to continue to evaluate and strengthen our internal control over financial reporting systems. These efforts require significant time and resources.  If we are unable to establish adequate internal control over financial reporting systems, we may encounter difficulties in the audit or review of our financial statements by our independent registered public accounting firm, which in turn may have a material adverse effect on our ability to prepare financial statements in accordance with GAAP and to comply with our SEC reporting obligations.

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

2.11

Asset Purchase Agreement by and among Astrodyne Corporation, RO Associates Incorporated and EMRISE Electronics Corporation dated March 22, 2010. The schedules to the Asset Purchase Agreement in this exhibit 2.11 have been omitted pursuant to Item 601(b) of Regulation S-K. A description of the omitted schedules is contained within the Asset Purchase Agreement. The Company hereby agrees to furnish a copy of any omitted schedule to the Commission upon request. (1)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith.

(1) Filed as an exhibit to the Registrant’s current report on Form 8-K for March 22, 2010 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMRISE CORPORATION

Dated: May 17, 2010	By:	/S/ CARMINE T. OLIVA
Carmine T. Oliva,
Chief Executive Officer (Principal Executive Officer)

Dated: May 17, 2010	By:	/S/ D. JOHN DONOVAN
D. John Donovan, Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS ATTACHED TO THIS REPORT

Number	Description

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002