Form 10-K/A
period 2009-12-31
Emrise CORP
filed 2010-07-28
CIK 854852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Form 10-K (this “Amendment”) is to amend our original filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 15, 2010 (the “Initial Filing”).

EMRISE Corporation (the “Company”) is amending the Initial Filing to modify its discussion in Item 9A(T) (Controls and Procedures) to (i) correct the references to Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), (ii) amend the definition of disclosure controls and procedures to conform to Exchange Act Rule 13a-15(f), (iii) include the disclosure describing the temporary rule regarding auditor attestation reports pursuant to Item 308T(a)(4) of Regulation S-K, and (iv) update a date reference.

Unless specified, the disclosures provided in this document have not been updated for more current information.  Therefore, this Amendment should be read in conjunction with our other filings made with the SEC subsequent to the date of the initial filing.

Item 9A(T).                                  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2009, the Company carried out an assessment, under the supervision of and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectivelness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)).  The Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2009.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  The Company’s internal control system over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  The Company’s internal control over financial reporting includes those policies and procedures that:

(i)  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii)  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.

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

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

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

(3)           We did not maintain a sufficient level of information technology personnel to execute general computing controls over our information technology structure, which include the implementation and assessment of information technology policies and procedures. This control deficiency did not result in an audit adjustment to our 2009 interim or annual consolidated financial statements, but could result in a material misstatement of significant accounts or disclosures, which would not have been prevented or detected.

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

PART IV

Item 15.                Exhibits and Financial Statement Schedules.

(b) Exhibits.

Exhibit No.	Description

31.1

Certification of Principal Executive Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2

Certification of Principal Financial Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

*                              Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of July, 2010.

EMRISE CORPORATION

By:	/S/ CARMINE T. OLIVA
Carmine T. Oliva,
Chairman of the Board and
Chief Executive Officer (principal executive officer)

By:	/S/ D. JOHN DONOVAN
D. John Donovan,
Chief Financial Officer (principal financial officer and principal accounting officer) and Secretary

EMRISE CORPORATION

EXHIBIT INDEX

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