Form 10-Q/A
period 2010-03-31
Emrise CORP
filed 2010-07-28
CIK 854852

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Form 10-Q (this “Amendment”) is to amend our original filing of a Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 17, 2010 (the “Initial Filing”).

EMRISE Corporation (the “Company”) is amending the Initial Filing to modify the discussion that the Company completed an evaluation of internal control over financial reporting as of March 31, 2010 in Item 4T (Controls and Procedures) of the Initial Filing.

Unless specified, the disclosures provided in this document have not been updated for more current information.  Therefore, this Amendment should be read in conjunction with our other filings made with the SEC subsequent to the date of the initial filing.

ITEM 4T.                     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on an evaluation of our disclosure controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of March 31, 2010, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective, because of the material weaknesses set forth below that were identified as part of our evaluation of the effectiveness of our internal controls over financial reporting at December 31, 2009.

Summary of Material Weaknesses

Set forth below is a summary of the various significant deficiencies which caused management to conclude that we had four material weaknesses.

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

Remediation of Internal Control Deficiencies

Through the efforts of management, external consultants and our Audit Committee, we are currently in the process of executing specific action plans to remediate the material weaknesses identified above.  If we are able to complete these actions in a timely manner, we anticipate that all control deficiencies and material weaknesses will be remediated in 2011.

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

Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting. Because the remedial actions require hiring of additional personnel, upgrading certain of our information technology systems, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weaknesses have been remediated.  We intend to continue to evaluate and strengthen our internal control over financial reporting systems. These efforts require significant time and resources.  If we are unable to establish adequate internal control over financial reporting systems, we may encounter difficulties in the audit or review of our financial statements by our independent registered public accounting firm, which in turn may have a material adverse effect on our ability to prepare financial statements in accordance with GAAP and to comply with our SEC reporting obligations.

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMRISE CORPORATION

Dated: July 27, 2010	By:	/S/ CARMINE T. OLIVA
Carmine T. Oliva,
Chief Executive Officer (Principal Executive Officer)

Dated: July 27, 2010	By:	/S/ D. JOHN DONOVAN
D. John Donovan, Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS ATTACHED TO THIS REPORT

Number	Description

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002