Form 10-Q
period 2010-06-30
Emrise CORP
filed 2010-08-16
CIK 854852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

The number of shares outstanding of the Registrant’s common stock, $0.0033 par value, as of August 9, 2010 was 10,213,214.

EMRISE CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMRISE CORPORATION

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,987	$3,994
Accounts receivable, net of allowances for doubtful accounts of $125 at June 30, 2010 and $160 at December 31, 2009	4,228	6,059
Inventories	7,203	8,031
Current deferred tax assets	117	158
Prepaid and other current assets	771	841
Current assets of discontinued and held for sale operations	5,935	6,368
Total current assets	20,241	25,451

Property, plant and equipment, net	784	987
Goodwill	3,484	2,878
Intangible assets other than goodwill, net	1,040	1,107
Deferred tax assets	500	308
Other assets	88	121
Noncurrent assets of discontinued and held for sale operations	18,040	19,425
Total assets	$44,177	$50,277
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,064	$2,734
Accrued expenses	4,102	5,232
Line of credit	3,556	5,156
Current portion of long-term debt, net of discount of $0 and $290	7,569	8,109
Notes payable to stockholders, current portion	179	348
Income taxes payable	289	604
Other current liabilities	356	370
Current liabilities of discontinued and held for sale operations	6,619	6,994
Total current liabilities	25,734	29,547

Long-term debt	2,883	2,938
Deferred income taxes	315	144
Other liabilities	1,386	688
Noncurrent liabilities of discontinued and held for sale operations	1,175	1,572
Total liabilities	31,493	34,889
Commitments and contingencies
Stockholders’ equity:
Preferred stock,$0.01 par value. Authorized 10,000,000 shares, no shares issued and outstanding	—	—
Common stock,$0.0033 par value. Authorized 150,000,000 shares; 10,213,214 issued and outstanding at June 30, 2010 and December 31, 2009	126	126
Additional paid-in capital	43,554	43,480
Accumulated deficit	(28,333)	(26,586)
Accumulated other comprehensive loss	(2,663)	(1,632)
Total stockholders’ equity	12,684	15,388
Total liabilities and stockholders’ equity	$44,177	$50,277

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net Sales	$6,474	$8,189	$13,566	$16,710
Cost of Sales	4,533	5,527	9,674	11,071
Gross profit	1,941	2,662	3,892	5,639

Operating expenses:
Selling, general and administrative	2,566	2,905	5,099	5,922
Engineering and product development	402	470	925	839
Total operating expenses	2,968	3,375	6,024	6,761
Loss from operations	(1,027)	(713)	(2,132)	(1,122)

Other income (expense):
Interest income	32	23	47	69
Interest expense	(746)	(779)	(1,570)	(2,324)
Other, net	147	201	291	159
Total other expense, net	(567)	(555)	(1,232)	(2,096)

Loss before income taxes	(1,594)	(1,268)	(3,364)	(3,218)
Income tax provision (benefit)	(303)	125	(439)	275
Loss from continuing operations	(1,291)	(1,393)	(2,925)	(3,493)
Discontinued and held for sale operations:
Income from discontinued and held for sale operations including gain on sale in 2009	975	942	1,887	8,630
Tax provision on discontinued and held for sale operations	479	54	709	805
Net income on discontinued and held for sale operations	496	888	1,178	7,825

Net (loss) income	$(795)	$(505)	$(1,747)	$4,332

Weighted average shares outstanding
Basic	10,213	10,205	10,213	10,205
Diluted	10,213	10,205	10,213	10,205

Earnings (loss) per share:
Basic
Continuing operations	$(0.13)	$(0.14)	$(0.29)	$(0.34)
Discontinued operations	$0.05	$0.09	$0.12	$0.77
Net earnings (loss)	$(0.08)	$(0.05)	$(0.17)	$0.42
Diluted
Continuing operations	$(0.13)	$(0.14)	$(0.29)	$(0.34)
Discontinued operations	$0.05	$0.09	$0.12	$0.77
Net earnings (loss)	$(0.08)	$(0.05)	$(0.17)	$0.42

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance at December 31, 2009	10,213	$126	$43,480	$(26,586)	$(1,632)	$15,388
Stock-based compensation	—	—	74	—	—	74
Warrants issued for services	—	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	(1,747)	(1,031)	(2,778)
Balance at June 30, 2010	10,213	$126	$43,554	$(28,333)	$(2,663)	$12,684

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(1,747)	$4,332
Adjustments to arrive at net loss from continuing operations	(1,178)	(7,825)
Net loss from continuing operations	(2,925)	(3,493)
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	227	266
Provision for doubtful accounts	11	13
Provision for warranty reserve	32	(97)
Deferred taxes	20	(292)
Loss on sale of assets	14	—
Amortization of deferred issuance costs	316	519
Amortization of debt discount	290	475
Stock-based expense	74	77
Change in fair value of common stock warrant	(75)	(423)
Changes in assets and liabilities:
Accounts receivable	1,837	1,905
Inventories	829	(1,109)
Prepaid and other assets	(197)	(142)
Accounts payable and accrued expenses	(599)	302
Operating cash flow provided by continuing operations	(146)	(1,999)
Operating cash flow provided by discontinued operations	815	1,357
Net cash provided by operating activities	669	(642)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(33)	(51)
Investing cash flow used in continuing operations	(33)	(51)
Investing cash flow provided by discontinued operations including proceeds from sale of subsidiary operations, net of cash	830	10,232
Net cash provided by investing activities	797	10,181

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from lines of credit	22,070	28,395
Repayments of lines of credit	(23,670)	(26,867)
Repayments of long-term debt	(874)	(10,126)
Payments of notes to stockholders	(169)	(293)
Proceeds from exercise of stock options and warrants	—	7
Financing cash flow used in continuing operations	(2,643)	(8,884)
Financing cash flow used in discontinued operations	(80)	(162)
Net cash used in financing activities	(2,723)	(9,046)

Effect of exchange rate changes on cash	(751)	785
Net (decrease) increase in cash and cash equivalents	(2,008)	1,278
Cash and cash equivalents at beginning of period	3,995	3,001
Cash and cash equivalents at end of period	$1,987	$4,279

 The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)
(in thousands)

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of equipment through capital lease	$—	$52
Cumulative effect of change in accounting principle - reclassification of common stock warrants to liability upon adoption of EITF 07-5	$—	$473
Issuance of notes relating to ACC purchase adjustment	$—	$3,116

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and therefore do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the U.S. (“GAAP”).  The year end balance sheet was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.  The unaudited condensed consolidated financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of June 30, 2010 and the results of operations and cash flows for the related interim periods ended June 30, 2010 and 2009. However, these results are not necessarily indicative of results for any other interim period or for the year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its annual report on Form 10-K and Form 10-K/A for the year ended December 31, 2009 as filed with the SEC.

In March of 2009, the Company sold substantially all of the assets related to the Digitran division of the Company’s wholly-owned subsidiary, EMRISE Electronics Corporation’s (“EEC”), and all of the issued and outstanding equity interests of EEC’s wholly-owned subsidiary, XCEL Japan, Ltd. (collectively the “Digitran Operations”).  The accompanying financial statements include the Digitran Operations as a discontinued operation for all periods presented.

On March 22, 2010, EMRISE completed the sale of substantially all of the assets of EEC’s subsidiary, RO Associates, to Massachusetts based Astrodyne Corporation.  In this Quarterly Report on Form 10-Q, we refer to the businesses of RO Associates as the “RO Operations” or “RO,” and we refer to the sale of the RO Associates’ assets as the “RO Transaction.”  The accompanying financial statements include the RO Operations as a discontinued operation for all periods presented.

On June 7, 2010, Aeroflex Incorporated (‘‘Aeroflex’’ or “Buyer”) and EMRISE Electronics Corporation (“EEC” or ‘‘Seller’’) entered into a Stock Purchase Agreement (the ‘‘ACC Purchase Agreement’’) relating to the sale of all of the issued and outstanding shares of common stock of Advanced Control Components, Inc. (“ACC”) and all of the issued and outstanding shares of common stock of Custom Components, Inc. (“CCI”) (collectively the “ACC Operations”).  The accompanying financial statements include the ACC Operations as discontinued operations and assets held for sale for all periods presented.

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s stockholders.  Other comprehensive income refers to revenues, expenses, gains and losses that, under GAAP, are included in comprehensive income, but excluded from net loss, as these amounts are recorded directly as an adjustment to stockholders’ equity.  The Company’s other comprehensive income consists of foreign currency translation adjustments.  The following table reflects the components of comprehensive income (loss) (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net (loss) income	$(795)	$(505)	$(1,747)	$4,332
Other comprehensive income (loss):
Foreign currency translation adjustment	(32)	1,791	(1,031)	1373
Comprehensive (loss) income	$(827)	$1,286	$(2,778)	$5,705

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

Loss Per Share from Continuing Operations

Basic loss per share from continuing operations is computed by dividing net loss from continuing operations by the weighted average common shares outstanding during a period.  Diluted loss per share from continuing operations is based on the treasury stock method and includes the dilutive effect of stock options and warrants outstanding during the period.  Common share equivalents have been excluded where their inclusion would be anti-dilutive.  As a result of the losses from continuing operations incurred by the Company for the second quarter of 2010 and 2009, the potentially dilutive common shares have been excluded from the loss per share computation because their inclusion would have been anti-dilutive.  The following table illustrates the computation of basic and diluted loss per share from continuing operations (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

NUMERATOR:
Net (loss) income	$(795)	$(505)	$(1,747)	$4,332
Less: net income from discontinued and held for sale operations	496	888	1,178	7,825
Net loss from continuing operations	$(1,291)	$(1,393)	$(2,925)	$(3,493)

DENOMINATOR:
Basic weighted average common shares outstanding	10,213	10,205	10,213	10,205
Effect of dilutive securities:
Dilutive stock options and warrants	—	—	—	—
Diluted weighted average common shares outstanding	10,213	10,205	10,213	10,205

Basic and diluted loss per share from continuing operations	$(0.13)	$(0.14)	$(0.29)	$(0.34)

The following table shows the common stock equivalents that were outstanding as of June 30, 2010 and 2009, but were not included in the computation of diluted earnings per share because the options’ or warrants’ exercise price was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive:

	Number of Shares	Range of Exercise Price Per Share

Anti-dilutive common stock options:
As of June 30, 2010	674,000	$1.31 – $7.50
As of June 30, 2009	651,000	$1.53 – $7.50

Anti-dilutive common stock warrants:
As of June 30, 2010	784,000	$1.80 – $4.31
As of June 30, 2009	1,804,000	$1.80 – $6.49

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recent Accounting Pronouncements

Adopted

None.

Issued, but not adopted

Revenue Recognition.  In October 2009, the FASB issued an update to existing guidance on revenue recognition for arrangements with multiple deliverables.  This update will allow companies to allocate consideration received for qualified separate deliverables using estimated selling prices for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable.  Additional disclosures discussing the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimated selling prices are required.  The Company will adopt this update for new revenue arrangements entered into or materially modified beginning January 1, 2011.  The Company is still evaluating the impact, if any, of the adoption of this new revenue recognition guidance on its condensed consolidated financial statements.

In March 2010, the FASB ratified accounting guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. This guidance provides criteria that must be met to recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The amendment is effective for milestones achieved in fiscal years beginning on or after June 15, 2010. Early adoption is allowed. The Company is currently evaluating the impact of the adoption of this amendment on its condensed consolidated financial statements.

NOTE 2 — GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplate the continuation of the Company as a going concern.  The Company reported a net loss from continuing operations for the three and six months ended June 30, 2010 of $1.3 million and $2.9 million, respectively.  The Company also reported negative working capital from continuing operations of $4.8 million at June 30, 2010 and negative working capital from continuing operations of $3.5 million at December 31, 2009.  The Company’s current business plan for the next 12 months requires additional funding beyond its anticipated cash flows from operations.  These and other factors described in more detail below raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The ability of the Company to continue as a going concern is dependent upon its ability to (i) achieve the milestones related to the sale of a significant portion of its assets as required by the Credit Agreement between now and August 31, 2010, including obtaining stockholder approval to consummate the pending sale of ACC, (ii) repay the Credit Agreement on or prior to its maturity on August 31, 2010, (iii) obtain alternate financing to fund operations after August 31, 2010 and (iv) achieve profitable operations. Further, following the successful sale of ACC, management believes the Company will, by necessity, be required to sell additional stock or assets, complete a recapitalization, or consummate a merger transaction in order to continue operations.

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In connection with the obligation to sell certain assets, the Company is obligated to achieve certain sale-related milestones, the most immediate of which includes obtaining stockholder approval to consummate the pending sale of ACC by August 31, 2010.  Also, pursuant to the Credit Agreement, as amended, as further described in Notes 9 and 10 herein, a termination of the ACC Purchase Agreement, which became terminable by either party at any time on August 1, 2010, is an event of default. As of the date of this filing, the Company believes it will be able to achieve such milestones and does not anticipate termination of the ACC Purchase Agreement, but no assurances can be provided in this regard.

If the Company’s net losses from continuing operations continue, it will likely experience negative cash flow, which may prevent the Company from continuing operations.  If the Company is not able to attain, sustain or increase profitability on a quarterly or annual basis, it may not be able to continue operations.

Upon the occurrence and during the continuation of an event of default, the Lender may also elect to increase the interest rate applicable to the outstanding balance of the Term Loans A and B by four percentage points above the per annum interest rate that would otherwise be applicable.  Additionally, if the Lender terminates the Credit Agreement during a default period, then the Company is subject to a penalty equal to 2% of the outstanding principal balance of the Revolver and the Term Loans.

If the Company (i) defaults under the Credit Agreement for any reason, (ii) is unable to timely obtain stockholder approval and complete the sale of ACC in order to repay its obligations prior to August 31, 2010 as agreed with its Lender, (iii) cannot borrow funds under the terms of its revolving credit facility,  for any reason, through August 31, 2010, or (iv) fails to obtain alternate financing to replace its Credit Agreement prior to August 31, 2010 or a new revolving credit facility once the current Credit Agreement is paid in full, then the Company does not believe that current and future capital resources, revenues generated from operations and other existing sources of liquidity will be adequate to meet its anticipated short term, working capital and capital expenditure needs for the next 12 months.  To address these potential financing needs, the Company may need to explore a revised debt structure with its Lender; additional or new financing with another lender or lenders; expedite the sale of certain assets to generate cash; complete a recapitalization of the Company, or consummate a merger or other transaction.  Successfully executing these strategies is uncertain and there are many risks associated with attempting to execute each, in addition to the risks and uncertainties of the short and long term impact of executing on any of these strategies.   Failure to meet the Company’s financing requirements, if and when needed, would have an adverse effect on the Company’s operations and/or ability to do business after that date or could restrict its growth, limit the development of new products, hinder its ability to fulfill existing or future orders or negatively affect its ability to secure new customers or product orders.

Further, if the sale of ACC is successful,  the Company expects to continue to experience losses from its continuing operations and negative cash flow subsequent to such sale, which may require the Company to sell additional assets, complete a recapitalization, or consummate a merger transaction.  Selling additional assets, completing a recapitalization or consummating a merger transaction following the successful sale of ACC may prove to be difficult given the current economic conditions and because of the Company’s financial condition. Further, even if the Company is successful in completing the transaction, such transaction may prove to be dilutive to the existing stockholders.

If the Company is unsuccessful in timely obtaining stockholder approval, completing the sale of ACC, and repaying its obligations as agreed with its Lender by August 31, 2010, or if it is unsuccessful in securing the necessary financing to continue operations by August 31, 2010 or otherwise when needed, then it may be forced to seek protection under the U.S. Bankruptcy Code or be forced into liquidation or substantially restructuring or altering its business operations and/or debt obligations.

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 — DISCONTINUED AND HELD FOR SALE OPERATIONS

Digitran Operations

On March 20, 2009, the Company and EEC entered into an Asset and Stock Purchase Agreement (the “Digitran Purchase Agreement”) with Electro Switch Corp., a Delaware corporation (the “Buyer”) and ESC Worldwide, Inc., a Massachusetts corporation and subsidiary of Buyer (the “Stock Buyer”).  At the closing of the transaction pursuant to the Digitran Purchase Agreement on March 20, 2009, (i) the Buyer purchased from the Company and EEC substantially all of the assets related to EEC’s Digitran division, and (ii) the Stock Buyer purchased from EEC all of the issued and outstanding equity interests of its wholly-owned subsidiary, XCEL Japan, Ltd., for an aggregate purchase price of approximately $11,560,000 (the “Disposition”).  Under the terms of the Digitran Purchase Agreement, the Buyer was obligated to pay an additional $0.4 million in cash to EEC that was contingent upon net sales for the fiscal year ending December 31, 2009 related to the businesses that were sold pursuant to the Digitran Purchase Agreement exceeding $6,835,120.

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

The Digitran Purchase Agreement contains five year non-competition and non-solicitation provisions covering the Company, EEC and each of their respective affiliates.  In addition, the Company and EEC provided customary indemnification rights to the Buyer and Stock Buyer in connection with the Disposition.

The Company has classified the Digitran Operations, which was a component of its electronic devices segment, as a discontinued operation in the accompanying consolidated financial statements for all periods presented.

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the results from discontinued operations for the three and six months ended June 30, 2009 (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2009	2009

Net Sales	$—	$1,478

Income from operations	$—	$178
Gain (loss) on sale of Digitran Operations (net of tax of $707)	(114)	6,403
Net (loss) Income	$(114)	$6,581

(Loss) earnings per share:
Basic	$(0.01)	$0.64
Diluted	$(0.01)	$0.64

Weighted average shares outstanding
Basic	10,205	10,205
Diluted	10,205	10,205

RO Associates

On March 22, 2010, EEC, a wholly-owned subsidiary of the Company, entered into and consummated the closing under an asset purchase agreement by and among Astrodyne Corporation (“Astrodyne”), RO, and EEC dated March 22, 2010 (the “RO Purchase Agreement”) pursuant to which Astrodyne purchased substantially all of the assets, properties, and business as a going concern of RO.  The assets of RO that were sold and transferred to Astrodyne include, but are not limited to, the following:  (i) machinery and equipment; (ii) raw materials, work-in-process, and finished goods relating to RO; (iii) tangible personal property, such as office furniture and equipment; (iv) advance payments, rental deposits, and other similar assets; (v) rights to payments from customers; (vi) books and records; (vii) rights under certain contracts; (viii) intangible rights and property, such as goodwill and rights in and to the name “RO Associates,” product names, trade names, trademarks, fictitious names and service marks; (ix) information and data; (x) unfilled purchase and sale orders; (xi) governmental authorizations relating to RO’s business and pending applications in connection with such authorizations; (xii) RO’s rights to its business of manufacturing and selling standard, high-density AC to DC, and DC to DC converters (the “Business”); and (xiii) all claims, causes of action, and judgments relating to the Business.  Such sale and transfer was deemed to be a disposition of an insignificant amount of assets by the Company and EEC.  RO retained certain rights, as fully described in the RO Purchase Agreement, including certain records, rights to benefits plans and insurance policies and proceeds, and certain assets.

As part of the transactions contemplated by the RO Purchase Agreement, Astrodyne assumed certain specified liabilities of RO pursuant to an Assignment and Assumption Agreement by and between Astrodyne and RO (the “Assignment and Assumption Agreement”).  Pursuant to the RO Purchase Agreement, EEC also agreed to guarantee the full, complete, and timely compliance with and performance of all agreements, covenants and obligations of RO in connection with the RO Transaction.

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Astrodyne paid RO an aggregate purchase price for the RO Transaction of $1,000,000, plus the assumption of certain assumed liabilities pursuant to the Assignment and Assumption Agreement, subject to a purchase price adjustment.  As additional consideration for Astrodyne’s entry into the RO Purchase Agreement and consummation of the contemplated transactions under such agreement, EEC and RO agreed that, for a certain period immediately following the closing date, they would not compete with the Business, perform services for any person in competition with the Business or solicit certain specified customers of the Business, or hire any employees of Astrodyne or its affiliates.

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

The following table summarizes the results from discontinued operations for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net Sales	$—	$674	$442	$1,317

Income (loss) from operations	$(29)	$(118)	$182	$(653)

Other income (expense)	1	10	1	9
Loss on sale of RO Operations	(1)	—	(451)	—
Net loss	$(29)	$(108)	$(268)	$(644)

Loss per share:
Basic	$(0.00)	$(0.01)	$(0.03)	$(0.06)
Diluted	$(0.00)	$(0.01)	$(0.03)	$(0.06)

Weighted average shares outstanding
Basic	10,213	10,205	10,213	10,205
Diluted	10,213	10,205	10,213	10,205

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table reflects the major classes of assets and liabilities of the RO Operations at the balance sheet date for the periods presented (in thousands):

	June 30, 2010	December 31, 2009
Cash and cash equivalents	$—	$(24)
Accounts receivable, net	—	431
Inventory, net	—	1,059
Prepaids and other current assets	—	31
Total current assets	$—	$1,497

Total current liabilities	$—	$745

Assets Held for Sale

In connection with the Credit Agreement, as amended, the Company is required to sell a significant portion of its assets by August 31, 2010 in order to repay the debt obligations owed to Lender.

On June 7, 2010, the Company entered into the ACC Purchase Agreement. Pursuant to the ACC Purchase Agreement, EEC will sell to Aeroflex the ACC Operations, which are currently owned by EEC (the ‘‘ACC Transaction’’). In exchange for the ACC Operations, Aeroflex has agreed to pay EEC an aggregate purchase price of $20,000,000 in cash (the ‘‘Purchase Price’’). An amount equal to $1,000,000 will be placed in an escrow account to satisfy any indemnification claims. Approximately $14.6 million of proceeds from the ACC Transaction will be used to pay down all of the Company’s revolver with its principal lender, a significant portion of its term debt with the same lender and a majority of the Company’s obligations to the previous owners of ACC. The Company anticipates retaining approximately $3.8 million in long term debt payable to both its current lender and the previous owners of ACC, all of which has a maturity of at least two years or longer, $1 million of which is included as continuing operations in current portion of long-term debt and $2.8 million is included in long-term debt in the accompanying condensed consolidated balance sheet. The Purchase Price may also be adjusted based on the level of adjusted net working capital of ACC at the closing of the ACC Transaction.

In addition, on June 7, 2010 the Company entered into a Master Agreement, by and among the Company, EEC, CXR Larus Corporation, Pascall Electronics Limited, XCEL Power Systems, Ltd., CXR Anderson Jacobson SAS, Charles S. Brand, Thomas P.M. Couse, Joanne Couse, and Michael Gaffney, (the “Master Agreement”), pursuant to which EEC will also use a portion of the proceeds from the sale of ACC to pay approximately half of the approximately $6.6 million secured debt owed to certain of ACC’s previous shareholders, Charles S. Brand, Thomas P.M. Couse, Joanne Couse and Michael Gaffney (collectively, the “Former Shareholders”), which amounts are owed in connection with deferred purchase price obligations, contingent notes and other related payments.  Mr. Brand will also accept $450,000 worth of the Company’s common stock as partial payment on his contingent note, with the per share valuation based on 115% of the volume weighted average price of the shares over a three-day period.  The aggregate remaining balance owed to the Former Shareholders will be approximately $2.8 million.  The maturity date of the remaining debt has been moved to three years from closing, with quarterly interest payments at prime plus 1% during the first two years and quarterly principal payments of $237,000 each beginning on July 2, 2012 with a balloon payment of principal on the maturity date of approximately $1.9 million.

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The closing of the ACC Transaction is subject to stockholder approval, compliance with the New Jersey Industrial Site Recovery Act, N.J.S.A. 13:1K-6 et seq., including, without limitation, the General Information Notice, with respect to its New Jersey Properties, obtaining the consent of ACC’s senior lender and the Former Shareholders, (both of which have been received) and other customary closing conditions. The closing of the ACC Transaction will satisfy the final milestone under the Credit Agreement. The ACC Purchase Agreement also contains customary representations, warranties, covenants, agreements and indemnities for both the Company and Aeroflex.

In addition, from the date of the ACC Purchase Agreement through the closing date of the ACC Transaction, the Company has agreed that neither it nor its affiliates will encourage, solicit, initiate or participate in discussions concerning any alternative acquisition proposal relating to ACC or CCI, provided that the Company may entertain a bona fide proposal for an acquisition under certain circumstances. In the event that the ACC Purchase Agreement is terminated either because the Company’s board of directors changes its recommendation that the Company’s stockholders vote in favor of the ACC Transaction or the Company breaches its obligations under the exclusivity provision of the ACC Purchase Agreement, then the Company will be required to pay to Aeroflex a break up fee equal to 4% of the Purchase Price, or $800,000, plus any out of pocket fees, costs and expenses actually incurred and paid by Aeroflex to third party advisors in connection with the ACC Purchase Agreement, up to a maximum of $200,000.

The Company’s stockholders will be asked to consider and vote upon the approval and adoption of the ACC Purchase Agreement at the 2010 annual meeting of stockholders to be held on August 30, 2010. Assuming the stockholders approve the ACC Transaction, it is expected to close on August 31, 2010.

The assets identified as held for sale in the accompanying Condensed Consolidated Balance Sheets represent the assets of the ACC Operations, which is a substantial portion of the Company’s assets in the electronic devices segment.  These assets contributed approximately $20 million of net sales or 37% of the Company’s net sales and operating income of approximately $3 million of the Company’s total operating income from continuing operations of $1.4 million for 2009.

The Company has classified these assets as discontinued and held for sale operations in the accompanying condensed consolidated financial statements for all periods presented.

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the results from the identified assets held for sale for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net Sales	$5,488	$5,407	$10,698	$10,456

Income from operations	$1,108	$1,227	$2,366	$2,059

Other expense	(104)	(63)	(212)	(73)
Provision for income taxes	479	53	709	97
Net income	$525	$1,111	$1,445	$1,889

Earnings per share:
Basic	$0.05	$0.11	$0.14	$0.19
Diluted	$0.05	$0.11	$0.14	$0.19

Weighted average shares outstanding
Basic	10,213	10,205	10,213	10,205
Diluted	10,213	10,205	10,213	10,205

The following table reflects the major classes of assets and liabilities of the ACC Operations, which are classified as held for sale for the periods presented (in thousands):

	June 30, 2010	December 31, 2009
Cash and cash equivalents	$413	$52
Accounts receivable, net	3,023	2,189
Inventory, net	2,350	2,495
Prepaids and other current assets	149	136
Total current assets	5,935	4,872

Property, plant and equipment, net	1,185	1,326
Goodwill	12,020	12,755
Intangible assets other than goodwill, net	3,621	3,774
Other	1,214	1,570
Total assets	$23,975	$24,297

Total current liabilities	$6,619	$6,249

Total long-term liabilities	$1,175	$1,572

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 — STOCK-BASED COMPENSATION

The Company has the following five stock option plans, which are described more fully in the Company’s Annual Report on Form 10-K for the year ending December 31, 2009:

•                  Employee Stock and Stock Option Plan, effective July 1, 1994;

•                  1993 Stock Option Plan;

•                  1997 Stock Incentive Plan;

•                  Amended and Restated 2000 Stock Option Plan; and

•                  2007 Stock Incentive Plan.

The Company’s board of directors does not intend to issue any additional options under the Employee Stock and Stock Option Plan, 1993 Stock Option Plan, 1997 Stock Incentive Plan or Amended and Restated 2000 Stock Option Plan.

Total stock-based compensation expense included in wages, salaries and related costs was $38,000 and $41,000 for the three months ended June 30, 2010 and 2009, respectively, and $74,000 and $75,000 for the six months ended June 30, 2010 and 2009, respectively. These compensation expenses were charged to selling, general and administrative expenses. As of June 30, 2010, the Company had $162,000 of total unrecognized compensation expense related to stock option grants, which will be recognized over the remaining weighted average period of two years.

NOTE 5 — INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009

Raw materials	$3,540	$3,791
Work-in-process	1,551	1,792
Finished goods	2,112	2,448
Total inventories	$7,203	$8,031

NOTE 6 — OPERATING SEGMENTS

The Company has two reportable operating segments: electronic devices and communications equipment. The electronic devices segment manufactures and markets electronic power supplies, RF and microwave devices and subsystem assemblies. The electronic devices segment consists of the Company’s two electronic device subsidiaries located in England, both of which offer the same or similar products to the same or similar customers.  The communications equipment segment designs, manufactures and distributes network access products and timing and synchronization products.  The communications equipment segment consists of operating entities CXR Larus Corporation located in the U.S. and CXR Anderson Jacobson located in France, both of which offer the same or similar products to similar customers.  Both segments operate primarily in the U.S. and European markets, but they have distinctly different customers, design and manufacturing processes and marketing strategies.  Each segment has discrete financial information and a separate management structure.

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company evaluates performance based upon contribution margin of the segments and also upon profit or loss from operations before income taxes exclusive of nonrecurring gains and losses. The Company accounts for intersegment sales at pre-determined prices negotiated between the individual segments.

During the first quarter of 2009, the Company sold its Digitran Operations and during the first quarter of 2010, the Company sold its RO Operations (see Note 3), both of which were part of its electronic devices segment.  These transactions resulted in differences in the basis of segmentation from the amounts disclosed in the Company’s unaudited condensed consolidated financial statements included in its quarterly report on Form 10-Q for the three and six months ended June 30, 2010 and 2009.  The RO Operations were included as discontinued and held for sale operations at December 31, 2009.  Additionally, at June 30, 2010, the Company had classified assets of its ACC Operations within its electronic devices segment as assets held for sale in the accompanying consolidated financial statements.  In this report, the Digitran Operations, RO Operations and ACC Operations are reported as discontinued and held for sale operations and are excluded from the electronics devices segment.  Therefore, prior period amounts have been adjusted to conform to this presentation.

Selected financial data for each of the Company’s operating segments reconciled to the consolidated totals is shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales
Electronic devices	$3,958	$5,568	$8,396	$11,471
Communications equipment	2,516	2,621	5,170	5,239
Net sales from continuing operations	6,474	8,189	13,566	16,710
Discontinued and held for sale operations	5,488	6,081	11,140	11,773
Total net sales	$11,962	$14,270	$24,706	$28,483

Operating income (loss)
Electronic devices	$211	$901	$688	$2,205
Communications equipment	(213)	(466)	(692)	(917)
Corporate and other	(1,025)	(1,148)	(2,128)	(2,410)
Operating loss from continuing operations	(1,027)	(713)	(2,132)	(1,122)
Discontinued and held for sale operations	1,079	1,109	2,549	1,406
Total operating income (loss)	$52	$396	$417	$284

	June 30,	December 31,
	2010	2009
Total assets
Electronic devices	$10,582	$12,273
Communications equipment	7,128	8,439
Corporate and other	2,492	3,772
Total assets from continuing operations	20,202	24,484
Discontinued and held for sale operations	23,975	25,793
Total assets	$44,177	$50,277

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 — GOODWILL

The following table reflects changes in our goodwill balances, by segment, for the six months ended June 30, 2010 (in thousands):

	Electronic	Communications
	Devices	Equipment	Total

Balance at December 31, 2009	$2,878	$—	$2,878
Allocation of goodwill to continuing operations	655	—	655
Foreign currency translation	(49)	—	(49)
Balance at June 30, 2010	$3,484	$—	$3,484

The increase in goodwill during the six months ended June 30, 2010 was the result of the Company finalizing its 2010 forecast, taking into consideration actual results and new business prospects. Additionally, the Company had obtained offers on ACC, which allowed it to place an “expected third party” fair value on that business unit. As a result, in accordance with FASB guidance, the Company was required to reallocate the goodwill at March 31, 2010 because the relative fair values of the portion of the reporting unit remaining increased from December 31, 2009 to March 31, 2010 based upon positive operational results and prospects resulting in an additional $655,000 allocated to that portion of the reporting unit remaining in continuing operations.

NOTE 8 — INCOME TAXES

The effective tax rate for the six month period ended June 30, 2010 was different than the 34% U.S. statutory rate primarily because the Company’s foreign entities generate a tax obligation and related tax expense as a result of their net income, which cannot be offset by U.S. tax loss carryforwards.

The Company’s business is subject to regulation under a wide variety of U.S. federal, state and foreign tax laws, regulations and policies.  The majority of the Company’s foreign subsidiaries have earnings and profits that are reinvested indefinitely.  However, under the Credit Agreement described in Notes 9 and 10, the foreign subsidiaries have issued guarantees on the Credit Agreement and, as a result, under IRC §956, have been deemed to have distributed these earnings to fund U.S. operations.  This has resulted in U.S. federal taxable income and an increase in U.S. tax liability, which has been reduced through utilization of available net operating loss carryforwards and foreign tax credits.  However, the Company has exhausted a significant portion of its net operating losses available to be carried forward into future periods and, as a result, any income from operations and/or gain on sales of assets could result in tax obligations.

The Company adopted FASB guidance for accounting for uncertainty in income taxes on January 1, 2007. The implementation of this guidance did not result in a material adjustment to the Company’s liability for unrecognized income tax benefits. At the time of adoption and as of December 31, 2009, the Company had recorded no net unrecognized tax benefits.  The Company currently has no open matters with tax authorities nor is it engaged in an examination by any tax authority.  The Company recognizes interest and penalties related to uncertain tax positions in interest expense and selling, general and administrative expense, respectively, in the condensed consolidated statements of operations and comprehensive income. No interest or penalties were recognized during the first six months of 2010. As of June 30, 2010, the Company had nothing accrued for interest and penalties.

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

NOTE 9 — LINE OF CREDIT

The Company and certain of its subsidiaries, including EEC and CXR Larus Corporation, CCI, ACC and EMRISE Power Systems, Incorporated (collectively, the “Borrowers”), are parties to a Credit Agreement (as amended from time to time, the “Credit Agreement”) with GVEC Resource IV Inc., an affiliate of Private Equity Management Group LLC (“PEM Group”) (the “Lender”) providing for a Credit Agreement which includes term loans and a revolving credit facility and is secured by accounts receivable, other rights to payment and general intangibles, inventories and equipment. The Credit Agreement includes a revolving credit facility for up to $7,000,000 that expires on August 31, 2010 (the “Revolver”).

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

Interest on the Revolver is payable monthly.  The interest rate is variable and is adjusted monthly based on the prime rate as published in the “Money Rates” column of The Wall Street Journal (the “Base Rate”) plus 1.25%, subject to a minimum rate of 9.5% per annum.  The interest rate in effect as of December 31, 2009 was the minimum rate of 9.5%.  The Revolver is subject to the Borrowers not incurring capital expenditures in excess of $1,800,000 for the fiscal year ending December 31, 2010.  Additionally, the Revolver is subject to the Borrowers not incurring unfinanced capital expenditures in excess of $62,500 in any fiscal quarter and the Borrowers not incurring purchase money commitments in excess of $2 million over the life of the facility.  However, if the Borrowers incur unfinanced capital expenditures of less than $62,500 in any fiscal quarter, the difference between the amount incurred in a certain fiscal quarter and $62,500 may be incurred in the two fiscal quarters immediately following such fiscal quarter. The Company was in compliance with these covenants at June 30, 2010.

As of June 30, 2010, the Company had outstanding borrowings of $3.6 million under the Revolver with remaining availability under the formula-based calculation of $2.0 million.

In connection with entering into the Credit Agreement, the Borrowers issued a Revolver Loan Note dated November 30, 2007 (the “Revolver Note”) to the Lender in the principal amount of $7,000,000.  The Revolver Note is governed by the terms of the Credit Agreement.

See related Note 2 “Going Concern” and Note 10 “Debt” regarding additional terms and conditions associated with the overall Credit Agreement and risks associated with the Credit Agreement.

NOTE 10 —DEBT

The Credit Agreement, as described in Note 9, consists of (i) the Revolver (see Note 9 — “Line of Credit”), (ii) a term loan in the original principal amount of $6 million, of which $5.2 million was outstanding as of June 30, 2010 and is due August 31, 2010 (“Term Loan A”), (iii) a term loan in the original principal amount of $10 million, of which $2.3 million was outstanding as of June 30, 2010 and is due on August 31, 2010 (“Term Loan B”), and (iv) Term Loan C, which originally provided for a principal amount of $3 million and has since been retired.  Term Loan A was fully funded on November 30, 2007 while Term Loans B and C were fully funded on August 20, 2008 in connection with the acquisition of ACC. $6.8 million of Term Loan B and all of Term Loan C was repaid in March 2009, in connection with the sale of the Company’s Digitran Operations.  Term Loan A and Term Loan B require an aggregate scheduled principal payment of $75,000 bi-weekly beginning on February 1, 2010 through the maturity date.  The facility also requires monthly interest payments and a final balloon payment of $7.1 million upon maturity.

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Term Loans A and B bear interest at the Base Rate plus 4.25%, subject to a minimum rate of 12.5% per annum, and required interest only payments in the first year, scheduled principal plus interest payments in years two and three, and a final balloon payment at August 31, 2010.  Interest on the Term Loans is payable monthly.

As part of the consideration for entering into the Credit Agreement, the Company issued warrants to purchase 788,000 shares of the Company’s common stock with a fair value of $1.5 million, which is accounted for as a discount to the Credit Agreement and is amortized over the term of the Credit Agreement.  See Note 11.

Upon the sale or disposition by the Borrowers or any of their subsidiaries of property or assets, the Borrowers may be obligated to prepay the Revolver and the term loans with the net cash proceeds received in connection with such sales or dispositions to the extent that the aggregate amount of net cash proceeds received, and not paid to the Lender as a prepayment, for all such sales or dispositions exceed $150,000 in any fiscal year.  However, in order to repay its obligations, the Borrowers agreed to sell a significant portion of its assets in 2010.  As discussed further in Note 3, these assets contributed approximately $20 million of net sales or 37% of the Company’s net sales and operating income of approximately $3 million of the Company’s total operating income from continuing operations of $1.4 million for 2009.  The Company will retain a percentage of the proceeds of some of such sales for working capital and, pursuant to such agreement, will use the remaining proceeds to pay down a significant portion of the obligations owed to the Lender.

If the Lender terminates the Credit Agreement during a default period, then the Company is subject to a penalty equal to 2% of the outstanding principal balance of the Revolver and the Term Loans.  The Revolver is subject to an unused line fee of 0.5% per annum, payable monthly, on any unused portion of the revolving credit facility.

In the event of a default and continuation of a default, the Lender may accelerate the payment of the principal balance, requiring the Company to pay the entire indebtedness outstanding on that date.  Upon the occurrence and during the continuation of an event of default, the Lender may also elect to increase the interest rate applicable to the outstanding balance by four percentage points above the per annum interest rate that would otherwise be applicable.

Pursuant to a January 2010 amendment to the Credit Agreement, the Borrowers have agreed with the Lender that it has the right to appoint an outside observer to review the Borrower’s books and records and business operations, with certain limitations designed to minimize disruption to the business operations of the Borrowers.  The Borrowers are also obligated to provide financial information and status reports to the Lender on a regular basis.  In addition, pursuant to that amendment, certain fees (including a $200,000 advisory fee arising in connection with that amendment, which is recorded in accrued expenses in the accompanying consolidated balance sheet) and certain expenses owed by the Borrowers have been deferred until the Maturity Date of August 31, 2010.  Under the terms of the Credit Agreement, as amended, the Borrowers agreed to sell a significant portion of its assets by August 31, 2010 and committed to certain milestone events associated with the sales process.  Failure to achieve these milestones and/or failure to sell the required assets by the agreed upon dates, all of which are as of August 31, 2010 or prior, can result in a default under the Credit Agreement.  Additionally, pursuant to the Credit Agreement, as amended, a termination of the ACC Purchase Agreement, which became terminable by either party at any time on August 1, 2010, is an event of default.

See Note 2 and Note 9 regarding additional terms and conditions associated with the Company’s Credit Agreement and risks associated with this Credit Agreement.

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 — WARRANTS

In connection with entering into the Credit Agreement (discussed in Note 10), the Company issued a seven year warrant to PEM Group, an affiliate of the Lender, to purchase up to 775,758 shares of the Company’s common stock on a cash or cashless basis at an original exercise price of $4.13 per share, (which amount reflects the Company’s 1-for-3.75 reverse split of its common stock effective November 18, 2008).  The estimated fair value of the warrants was $1.5 million, which was calculated using the Black-Scholes pricing model.  The warrants were originally accounted for as debt discount and the adjustment resulting from the repricing of the warrants increased the debt discount, which is being amortized over the remaining life of the Credit Agreement.  The warrants were previously recorded in stockholder’s equity.

In February 2009, the warrants were amended and reissued in conjunction with an amendment to the Credit Agreement.  Pursuant to the Second Amendment to Loan Documents, the original warrant was divided into two warrants (each, a “Second Amended and Restated Warrant” and collectively, the “Second Amended and Restated Warrants”).  Each Second Amended and Restated Warrant covers 387,879 shares of the Company’s common stock (which amount reflects the Company’s 1-for-3.75 reverse split of its common stock effective November 18, 2008).  One of the Second Amended and Restated Warrants provides for an exercise price of $1.99 per share (which amount reflects the Company’s 1-for-3.75 reverse split of its common stock effective November 18, 2008).  The other Second Amended and Restated Warrant provides for an exercise price of $1.80 per share (which amount reflects the Company’s 1-for-3.75 reverse split of its common stock effective November 18, 2008 and a reduction from a post-split exercise price of $3.06 per share).

The exercise price and/or number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances, including certain issuances of securities at a price equal to less than the then current exercise price, subdivisions and stock splits, stock dividends, combinations, reorganizations, reclassifications, consolidations, mergers or sales of properties and assets and upon issuance of certain assets or securities to holders of the Company’s common stock, as applicable. As part of the ACC Transaction, the Company has offered to issue and Charles Brand has agreed to accept $450,000 worth of the Company’s common stock as partial payment on his contingent note, with the per share valuation based on 115% of the volume weighted average price of the shares over a three-day period.  Upon the successful completion of the ACC Transaction and as a result of the above additional issuance of shares, the Company will be required to adjust the exercise price and/or issue additional shares of common stock to the PEM Group pursuant to the warrant terms.  The Company is currently evaluating the impact of the transaction on the PEM Group warrants.

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

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At June 30, 2010 and December 31, 2009, the Company had warrants subject to “mark to market” provisions outstanding to purchase 775,758 shares of common stock.  The Company computed the fair value of the warrants using a Black-Scholes valuation model.  The fair value of these warrants on the date of adoption of June 30, 2010 and on December 31, 2009 was determined using the following assumptions:

	June 30, 2010	December 31, 2009
Dividend yield	None	None
Expected volatility	90%	71%
Risk-free interest rate	0.61%	1.14%
Expected term	7 years	7 years
Stock price	$0.48	$0.76

During the three months ended June 30, 2010, the change in fair value of the warrants resulted in a $283,000 increase to other income (expense) in the condensed consolidated statement of operations and a corresponding decrease to the warrant liability.  During the six months ended June 30, 2010, the change in fair value of the warrants resulted in a $75,000 increase to other income (expense) in the condensed consolidated statement of operations and a corresponding decrease to the warrant liability.

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

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of January 1, 2009, the Company was required to apply updated FASB guidance to the derivative that is within the warrant that was issued as consideration for the Company’s Credit Agreement, which is discussed in Note 10 and included as a discount on the Company’s long-term debt.  The derivative was valued using the Black-Scholes model.  The key inputs in the model at June 30, 2010 are as follows:

June 30, 2010
Dividend yield	None
Expected volatility	90%
Risk-free interest rate	0.61%
Expected term	7 years
Stock price	$0.48

The derivative is measured at fair value on a recurring basis using significant observable inputs (Level 2).  The amount of total gain in earnings for the period is as follows:

Warrant Liability

Beginning balance at December 31, 2009	$292
Total income realized in earnings	(75)
Ending balance at June 30, 2010	$217

NOTE 13 — SUBSEQUENT EVENTS

Amendment to Credit Agreement

On July 16, 2010, the Borrowers and the Lender entered into Amendment Number 14 to Loan Documents (‘‘Amendment 14’’), which amended the Credit Agreement to extend the Maturity Date from July 16, 2010 to July 31, 2010 and modified the schedule for certain milestone events related to the process for the sale of certain assets of the Borrowers.

As of July 31, 2010, the Borrowers and the Lender entered into Amendment Number 15 to Loan Documents (‘‘Amendment 15’’), which amended the Credit Agreement to extend the Maturity Date from July 31, 2010 to August 31, 2010 and modified the schedule for certain milestone events related to the process for the sale of certain assets of the Borrowers. Amendment 15 further provides that a termination of the ACC Purchase Agreement, which became terminable by either party at any time on August 1, 2010, is an event of default. Except for these amendments, the Credit Agreement remains in full force and effect.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q. The information contained in this report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-Q and in our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2009 and subsequent reports on Forms 10-Q and 8-K, which discuss our business in greater detail.  This report and the following discussion contain forward-looking statements, which generally include the plans, objectives and expectations of management for future operations, including plans, objectives and expectations relating to our future economic performance and our current beliefs regarding revenues we might generate and profits we might earn if we are successful in implementing our business and growth strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

•                  our ability to continue to borrow funds under the revolver terms of our Credit Agreement;

•                  our ability to sell assets and achieve the milestones for such transactions, as required by our Lender under the terms of the Credit Agreement;

•                  our ability to obtain the required stockholder approval for the pending transaction to sell Advanced Control Components, Inc. (“ACC”) at our August 30, 2010 annual stockholder meeting or subsequent meetings in the case of adjournment, etc.;

•                  our ability to negotiate further extensions with our lender to our existing credit facility beyond August 31, 2010 if required;

•                  Any action taken by the pending buyer of ACC to terminate the existing ACC purchase agreement before stockholder approval is obtained to complete the transaction;

•                  Our ability to sell additional assets, complete a recapitalization, or consummate a merger or other type of transaction, if necessary;

•                  the ongoing revenues and profitability of the Company will be substantially reduced as a result of our sale of ACC in order to satisfy our debt obligations.  This will have a material adverse effect on the Company’s operations, financial condition and ability to continue operations;

•                  our ability to find and secure alternate financing to our current Credit Agreement on or before August 31, 2010, including a replacement revolver facility in the event the obligations under the current facility are paid in full;

•                  our inability to compete directly against ACC, RO Associates or the Digitran Operations as a result of previous or currently contemplated sales of such whereby we are prohibited under the relevant sales agreements;

•                  our ability to successfully merge with or acquire other companies in the communications business segment;

•                  our ability to organically grow our European based aerospace and defense divisions;

•                  exposure to and impacts of various international risks including legal, business, political and economic risks associated with our international operations, also including the impact of foreign currency translation;

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

Any of the factors described above or in the “Risk Factors” sections contained in our Annual Report on Form 10-K for the year ended December 31, 2009. as amended, could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

Recent Developments

On June 7, 2010, the Company entered into a Stock Purchase Agreement by and among Aeroflex Incorporated (‘‘Aeroflex’’), as buyer, and EMRISE Electronics Corporation (“EEC”), as seller, relating to the sale of all of the issued and outstanding shares of common stock of ACC and Custom Components, Inc. (“CCI”) (the ‘‘ACC Purchase Agreement’’). Pursuant to the ACC Purchase Agreement, EEC will sell to Aeroflex (a) all of the outstanding shares of common stock of CCI, which currently owns 80% of the issued and outstanding shares of common stock of ACC, and (b) the remaining 20% of the issued and outstanding shares of ACC (collectively, the ‘‘Shares’’), which are currently owned by EEC (the ‘‘ACC Transaction’’). In exchange for the Shares, Aeroflex has agreed to pay EEC an aggregate purchase price of $20,000,000 in cash (the ‘‘Purchase Price’’). An amount equal to $1,000,000 will be placed in an escrow account to satisfy any indemnification claims. Approximately $14.6 million of proceeds from the transaction will be used to pay down all of the Company’s revolver with its principal lender, a significant portion of its term debt with the same lender and a majority of the Company’s obligations to the previous owners of ACC. The Company anticipates retaining approximately $3.8 million in long term debt payable to both its current lender and the previous owners of ACC, all of which has a maturity of at least two years or longer. The Purchase Price may also be adjusted based on the level of adjusted net working capital of ACC at the closing of the ACC Transaction.

In addition, on June 7, 2010 the Company entered into a Master Agreement, by and among the Company, EEC, CXR Larus Corporation, Pascall Electronics Limited, XCEL Power Systems, Ltd., CXR Anderson Jacobson SAS, Charles S. Brand, Thomas P.M. Couse, Joanne Couse, and Michael Gaffney, (the “Master Agreement”), pursuant to which EEC will also use a portion of the proceeds from the sale of ACC to pay approximately half of the approximately $6.6 million secured debt owed to certain of ACC’s previous shareholders, Charles S. Brand, Thomas P.M. Couse, Joanne Couse and Michael Gaffney (collectively, the “Former Shareholders”), which amounts are owed in connection with deferred purchase price obligations, contingent notes and other related payments.  Mr. Brand will also accept $450,000 worth of the Company’s common stock as partial payment on his contingent note, with the per share valuation based on 115% of the volume weighted average price of the shares over a three-day period.  The aggregate remaining balance owed to the previous owners of ACC will be approximately $2.8 million (included in the $3.8 million discussed above).  The maturity date of the remaining debt has been moved to three years from closing, with quarterly interest payments at prime plus 1% during the first two years and quarterly principal payments of $237,000 each beginning on July 2, 2012 with a balloon payment of principal on the maturity date of approximately $1.9 million.

The closing of the ACC Transaction is subject to stockholder approval, compliance with the New Jersey Industrial Site Recovery Act, N.J.S.A. 13:1K-6 et seq., including, without limitation, the General Information Notice, with respect to its New Jersey Properties, obtaining the consent of ACC’s senior lender and certain of the Former Shareholders, (both of which have been received) and other customary closing conditions. The closing of the ACC Transaction will satisfy the final milestone under the Credit Agreement. The ACC Purchase Agreement also contains customary representations, warranties, covenants, agreements and indemnities for both the Company and Aeroflex.

The Company’s stockholders will be asked to consider and vote upon the approval and adoption of the ACC Purchase Agreement at the 2010 annual meeting of stockholders to be held on August 30, 2010. Assuming the stockholders approve the ACC Transaction, the ACC Transaction is expected to close shortly after such meeting.

The Company has classified these assets as discontinued and held for sale operations in the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations for all periods presented.

Business Description

We design, manufacture and market proprietary electronic devices and communications equipment for aerospace, defense, industrial, and communications applications. We have operations in the U.S., England, and France.  We organize our business in two operating segments: electronic devices and communications equipment. In the second quarter of 2010, our electronic devices segment contributed approximately 61% of overall net sales while the communications segment contributed approximately 39% of overall net sales. Our subsidiaries within our electronic devices segment design, develop, manufacture and market power supplies, radio frequency, or RF, and microwave devices for defense, aerospace and industrial markets.  Our subsidiaries within our communications equipment segment design, develop, manufacture and market network access equipment, including network timing and synchronization products, for communications applications in defense, public and private networks and industrial markets.

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

Foreign Currency Translation

We have foreign subsidiaries that together accounted for approximately 81% and 86% of our net revenues from continuing operations for the six months ended June 30, 2010 and 2009, respectively and, 74% and 69% of our assets and 29% and 29% of our total liabilities as of June 30, 2010 and December 31, 2009, respectively.  In preparing our consolidated financial statements, we are required to translate the financial statements of our foreign subsidiaries from the functional currencies in which they keep their accounting records into U.S. dollars. This process results in exchange gains and losses which, under relevant accounting guidance, are included either within our statement of operations under the caption “other income (expense)” or as a separate part of our net equity under the caption “accumulated other comprehensive income (loss).”

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

Based on our assessment of the factors discussed above, we consider the functional currency of each of our international subsidiaries to be each subsidiary’s local currency. Accordingly, we had cumulative translation losses of $2.7 million and $1.6 million that were included as part of accumulated other comprehensive loss within our balance sheets at June 30, 2010 and December 31, 2009, respectively. During the three months ended June 30, 2010 and 2009, we included translation losses of $32,000 and gains of $1.8 million, respectively, under accumulated other comprehensive loss.  During the six months ended June 30, 2010 and 2009, we included translation losses of $1.0 million and gains of $1.4 million, respectively, under accumulated other comprehensive loss.

The magnitude of these gains or losses depends upon movements in the exchange rates of the foreign currencies in which we transact business as compared to the value of the U.S. dollar. During the second quarter of 2010 and 2009, these currencies primarily included the euro and the British pound sterling in the period ended June 30, 2009. Any future translation gains or losses could be significantly higher or lower than those we recorded for these periods.

A 2.5 million British pound sterling loan payable from one of our subsidiaries in England to EMRISE was outstanding as of June 30, 2010 ($3.8 million based on the exchange rate at June 30, 2010).  Exchange rate losses and gains on the long-term portion of this loan are recorded in cumulative translation gains or losses in the equity section of the balance sheet.

Intangibles, Including Goodwill

We periodically evaluate our intangibles, including goodwill, for potential impairment. Our judgments regarding the existence of impairment are based on many factors including market conditions and operational performance of our acquired businesses.

In assessing potential impairment of goodwill, we consider these factors as well as forecasted financial performance of the acquired businesses.  If forecasts are not met, we may have to record additional impairment charges not previously recognized. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of those respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets that were not previously recorded.  If that were the case, we would have to record an expense in order to reduce the carrying value of our goodwill.  Under FASB guidance related to goodwill and other intangible assets, we are required to analyze our goodwill for impairment issues at least annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  At June 30, 2010, our reported goodwill totaled $15.5 million of which $12.0 million had been allocated to assets held for sale.  We evaluated the fair value of the electronic devices reporting unit at June 30, 2010 and determined that no impairment of goodwill existed at that date.  In assessing the potential impairment of goodwill, we consider forecasted financial performance of the acquired businesses to determine the fair value of the respective assets.

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

Overall sales from continuing operations decreased 20.9% in the second quarter of 2010 as compared to the second quarter of 2009.  Our overall net sales of $6.5 million for the second quarter of 2010 reflected declines in net sales at all of our subsidiaries.  These declines were part volume decreases and equally affected by the negative impact of exchange rates between the U.S. dollar and the British pound sterling and the euro.

Overall gross profit as a percentage of sales from continuing operations decreased to 30.0% in the second quarter of 2010 from 32.5% in the second quarter of 2009, which is an improvement over first quarter 2010.  The decrease in gross profit, as a percentage of sales, from continuing operations was primarily due to the decline in gross margins within our electronic devices segment and our French communications equipment subsidiary associated with lower sales volumes, which was partially offset by improvements in gross profit, as a percentage of sales, within our U.S. communications equipment subsidiary.

The following is a detailed discussion of our results of operations by business segment.  As a result of the sale of the Digitran Operations in March of 2009 and the sale of the RO Operations in March of 2010, for purposes of the following discussion and analysis, the Digitran Operations and the RO Operations have been removed from the prior period comparisons and the quarterly results of the RO Operations are reported as a discontinued operation for all periods presented.  Additionally, as a result of the pending sale of ACC, for the purposes of the following discussion and analysis, the ACC Operations have been reported as a discontinued and held for sale operation for all periods presented.

Comparison of the Three Months Ended June 30, 2010 to the Three Months Ended June 30, 2009

Net Sales

	Three Months Ended		Variance
	June 30,		Favorable (Unfavorable)
(in thousands)	2010	2009	Dollar	Percent

Electronic devices	$3,958	$5,568	$(1,610)	(28.9)%
as % of net sales from continuing operations	61.1%	68.0%
Communications equipment	2,516	2,621	(105)	(4.0)%
as % of net sales from continuing operations	38.9%	32.0%
Total net sales from continuing operations	6,474	8,189	(1,715)	(20.9)%
Discontinued operations	5,488	6,081
Total net sales	$11,962	$14,270

Electronic Devices Segment

The decrease in sales of our electronic devices in the second quarter of 2010 as compared to the second quarter of 2009 was primarily as a result of the global economic conditions, which delayed In-flight Entertainment (“IFE”) orders, and a gap in the production schedule for the European fighter aircraft (Typhoon) and other military power supply projects.  Additionally, and equally as contributory, a significant portion of our business at U.K. subsidiaries is transacted in U.S. dollars and was negatively impacted by exchange rate fluctuations, as the subsidiary’s local currency is the British pound sterling.  The translation impact of exchange rates remains an uncertainty and could negatively or positively impact our overall results in future periods.

We expect quarterly sales volumes throughout 2010 to remain relatively consistent with second quarter 2010 levels although we do expect to see an increase in IFE during the second half of 2010 as a result of orders received.

Communications Equipment Segment

Second quarter 2010 net sales within our communications equipment segment decreased slightly from the 2009 second quarter.  Net sales at our French subsidiary continue to be impacted by the downturn in the economy year over year.  In 2008, the French government implemented a spending freeze as a result of the global economic crisis.  In part, due to these spending reductions by the French government, we experienced significant reductions in our net sales in 2009 over 2008.  While we are still experiencing declines in net sales in 2010, they are far less, from a trending perspective, than we experienced in 2009.  Net sales of test equipment at our U.S. communications equipment subsidiary have been strong in recent quarters primarily as a result of our Federal Aviation Administration (“FAA”) and U.S. military contracts; however, sales for the second quarter of 2010 were slightly lower than the same quarter in 2009 due to timing of receipt of orders.

Net sales in our French communications equipment subsidiary have been, and are likely to continue to be, negatively impacted by the recent economic conditions, as the French government continues to defer discretionary spending due to current economic conditions.  We are making efforts to increase our commercial business for our French operations.  We expect sales at our U.S. communications equipment subsidiary to remain stable throughout 2010 as a result of the ongoing contracts with the FAA and U.S. military.

Gross Profit

Electronic Devices Segment

	Three Months Ended		Variance
	June 30,		Favorable (Unfavorable)
(in thousands)	2010	2009	Dollar	Percent

Electronic devices	$978	$1,796	$(818)	(45.5)%
as % of net sales from continuing operations	24.7%	32.3%
Communications equipment	963	866	97	11.2%
as % of net sales from continuing operations	38.3%	33.0%
Total gross profit from continuing operations	1,941	2,662	(721)	(27.1)%
Total gross margin from continuing operations	30.0%	32.5%
Discontinued operations	2,910	2,797
Total gross profit	$4,851	$5,459

The decrease in gross profit, as a percentage of net sales, for our electronic devices segment from 32.3% in the second quarter of 2009 to 24.7% in the second quarter of 2010 is primarily due to the decrease in volume of sales, as discussed above, and also due to changes in product mix and the negative impact of exchange rate fluctuations between the U.S. dollar and the British pound sterling.

We expect that gross profit, as a percentage of sales, will be at or slightly above those levels achieved in the second quarter of 2010, with the possibility of some improvement throughout the remainder of the year.

Communications Equipment Segment

The increase in gross profit, as a percentage of sales, for our communications equipment segment from 33.0% in the second quarter of 2009 to 38.3% in the second quarter of 2010 is primarily the result of increases in gross margins at our U.S. communications equipment subsidiary primarily due to an increase in sales volume of higher margin network access timing products during the quarter.

We expect that gross profit, as a percentage of sales, will remain consistent with second quarter 2010 levels for the remainder of 2010.

Operating Expenses

	Three Months Ended		Variance
	June 30,		Favorable (Unfavorable)
(in thousands)	2010	2009	Dollar	Percent

Selling, general and administrative	$2,566	$2,905	$339	11.7%
as % of net sales from continuing operations	39.6%	35.5%
Engineering and product development	402	470	68	14.5%
as % of net sales from continuing operations	6.2%	5.7%
Total operating expenses from continuing operations	2,968	3,375	407	12.1%
Discontinued operations	1,831	1,688
Total operating expenses	$4,799	$5,063

Selling, general and administrative expenses

General and administrative expenses decreased in the second quarter of 2010 as compared to 2009. The decrease primarily related to cost savings realized in the current year as a result of headcount reductions in the prior year. During the second quarter of 2009, we incurred additional employee termination costs that were not present in the second quarter of 2010. Partially offsetting these decreases, we experienced some minor increases in facility expense during the quarter due to slightly higher facility costs at our U.S. communications equipment subsidiary, CXR Larus Incorporated (“CXR”).  CXR and RO shared a facility prior to the sale of the RO Operations in March 2010, but subsequent to the sale, CXR is burdened with the entire facility costs. The facility lease at CXR ends in June of 2011, at which time we anticipate moving to a less expensive facility or negotiating a reduced rate at the current facility.

During 2010, we expect selling, general and administrative expense to be lower than the 2009 comparative periods as we see the affects of the cost reduction actions taken in 2009, which included headcount reductions, office closures in France and California, and an overall decrease in the corporate budget.  In addition, we expect to further reduce corporate general and administrative costs after the sale of ACC through further corporate headcount reductions.

Engineering and product development

The slight decrease in engineering and product development costs is primarily due to lower investment in engineering and product development at our U.S. communications equipment subsidiary as a result of cash constraints during the quarter.

During the remainder of 2010, engineering and product development expenses are expected to remain at or slightly below 2009 levels.

Interest expense

Interest expense was $0.7 million for the three months ended June 30, 2010 compared to $0.8 million for the three months ended June 30, 2009 due to lower outstanding loan balances.  Included in interest expense in the second quarter of 2010 were $0.3 million of non-cash amortization of deferred financing costs and non-cash amortization of debt discount compared to $0.2 million in the second quarter of 2009.  We expect quarterly interest expense for the remainder of 2010 to decrease significantly from the comparable prior year periods as a result of the lower outstanding loan balances and as we make scheduled principal payments and use the proceeds from the sales of assets to pay down outstanding loan balances.

Other income and expense

We recorded other income of $0.1 million in the second quarter of 2010 compared to $0.2 million in the second quarter of 2009.  Other income and expense consists primarily of (i) fair value adjustments on warrants and (ii) short-term exchange rate gains and losses associated with the volatility of the U.S. dollar to the British pound sterling and euro on the current portion of certain assets and liabilities and.  The change in the fair value of warrants resulted in income of $0.3 million in the second quarter of 2010 and 2009.  The remaining loss of $0.2 million for the second quarter of 2010 was predominantly related to short-term exchange rate losses.

Income tax provision (benefit)

Income tax benefit amounted to $0.3 million for the second quarter of 2010 compared to expense of $0.1 million for the second quarter of 2009.  We recorded income tax expense in the 2009 period primarily as a result of foreign income tax on foreign earned profits in Europe.  The income tax benefit in the second quarter of 2010 was related to the losses from continuing operations that we incurred during the quarter.

The Company has exhausted a significant portion of its net operating losses available to be carried forward into future periods and, as a result, any income from operations and/or gain on sales of assets could result in tax obligations in 2010.

Income from discontinued and held for sale operations

As a result of the classification of the ACC Operation as held for sale, we reported income from discontinued and held for sale operations of $0.5 million (net of tax of $0.5 million) during the second quarter of 2010 compared to $0.5 million of income during the second quarter of 2009.  Income from discontinued and held for sale operations in the second quarter of 2009 included losses of $0.3 million from the RO Operations and an adjustment to the Digitran Operations as a $0.1 million reduction to the gain on the sale.

Net (loss) income

We reported a net loss of $0.8 million in the second quarter of 2010 compared to $0.5 million in the second quarter of 2009.  Included in net loss in the second quarter of 2010 was an overall decline in net sales and gross profit from continuing operations and costs associated with the sale activities of $0.4 million.  We plan to make additional headcount reductions after the sale of ACC, as discussed above, and will experience lower anticipated interest expense in future quarters. However, despite these efforts, we will likely continue to incur net losses from continuing operations in future quarters.

Comparison of the Six Months Ended June 30, 2010 to the Six Months Ended June 30, 2009

Net Sales

	Six Months Ended		Variance
	June 30,		Favorable (Unfavorable)
(in thousands)	2010	2009	Dollar	Percent

Electronic devices	$8,396	$11,471	$(3,075)	(26.8)%
as % of net sales from continuing operations	61.9%	68.6%
Communications equipment	5,170	5,239	(69)	(1.3)%
as % of net sales from continuing operations	38.1%	31.4%
Total net sales from continuing operations	13,566	16,710	(3,144)	(18.8)%
Discontinued operations	11,140	11,773
Total net sales	$24,706	$28,483

Electronic Devices Segment

The decrease in sales of our electronic devices in the first half of 2010 as compared to the first half of 2009 was primarily due to lower volume as a result of the global economic conditions, which delayed In-flight Entertainment (“IFE”) orders, a gap in the production schedule for the European fighter aircraft (Typhoon) and other military power supply projects, and one large contract at one of our U.K. subsidiaries concluding in the second quarter of 2009.  Additionally, a significant portion of our business at U.K. subsidiaries is transacted in U.S. dollars and was negatively impacted by exchange rate fluctuations, as the subsidiary’s local currency is the British pound sterling.  The translation impact of exchange rates remains an uncertainty and could negatively or positively impact our overall results in future periods.

Communications Equipment Segment

First half 2010 net sales within our communications equipment segment remained consistent with the 2009 second quarter.  We experienced an increase in sales of test equipment to the FAA and the U.S. military at our U.S. communications equipment subsidiary offset by a decrease in orders and shipments for network access products at our French subsidiary due largely to economic impacts and spending reductions by the French Defense Ministry.

Gross Profit

	Six Months Ended		Variance
	June 30,		Favorable (Unfavorable)
(in thousands)	2010	2009	Dollar	Percent

Electronic devices	$2,081	$3,893	$(1,812)	(46.5)%
as % of net sales from continuing operations	24.8%	33.9%
Communications equipment	1,811	1,746	65	3.7%
as % of net sales from continuing operations	35.0%	33.3%
Total gross profit from continuing operations	3,892	5,639	(1,747)	(31.0)%
Total gross margin from continuing operations	28.7%	33.7%
Discontinued operations	5,723	4,777
Total gross profit	$9,615	$10,416

Electronic Devices Segment

The decrease in gross profit, as a percentage of net sales, for our electronic devices segment from 33.9% in the first half of 2009 to 24.8% in the first half of 2010 is primarily due to the decrease in volume of sales as discussed above and also due to changes in product mix and the negative impact of exchange rate fluctuations between the U.S. dollar and the British pound sterling.

Communications Equipment Segment

The increase in gross profit, as a percentage of sales, for our communications equipment segment from 33.3% in the first half of 2009 to 35.0% in the first half of 2010 is primarily the result of increases in gross margins at our U.S. communications equipment subsidiary primarily due to an increase in sale of higher margin network access timing products, partially offset by unfavorable impacts as a result of the changes in foreign currency exchange rates between the U.S. dollar and the euro.

Operating Expenses

	Six Months Ended		Variance
	June 30,		Favorable (Unfavorable)
(in thousands)	2010	2009	Dollar	Percent

Selling, general and administrative	$5,099	$5,922	$823	13.9%
as % of net sales from continuing operations	37.6%	35.4%
Engineering and product development	925	839	(86)	(10.3)%
as % of net sales from continuing operations	6.8%	5.0%
Total operating expenses from continuing operations	6,024	6,761	737	10.9%
Discontinued operations	3,174	3,371
Total operating expenses	$9,198	$10,132

Selling, general and administrative expenses

The decrease in selling, general and administrative expenses is primarily the result of the cost reduction activities implemented in 2009, which included headcount reductions, office closures in France and California, and an overall decrease in corporate expenses.  Also contributing to the decrease was the impact of the headcount reductions in the first half of 2009, which resulted in employee termination costs that were not present in the first half of 2010.  These decreases were offset slightly by CXR absorbing all of the facility costs at its location in the second quarter of 2010 where it had previously shared costs with the RO Operations.  The facility lease at CXR ends in June of 2011, at which time, we anticipate moving to a less expensive facility or negotiating a reduced rate at the current facility.

Engineering and product development

The slight increase in engineering and product development costs is primarily due to U.S. communications equipment subsidiary related to development of new products and enhancements of existing products, particularly in the first quarter of 2010.

Interest expense

Interest expense was $1.6 million for the six months ended June 30, 2010 compared to $2.3 million for the six months ended June 30, 2009 due to lower outstanding loan balances.  Additionally, in the first half of 2009, we accelerated the amortization of deferred financing costs and debt discount in the amount of $0.5 million associated with the partial repayment of our Term Loan B, which was absent in the first half of 2010.  Included in interest expense in the first half of 2010 were $0.6 million of non-cash amortization of deferred financing costs and non-cash amortization of debt discount compared to $1.0 million in the first half of 2009.

Other income and expense

We recorded other income of $0.3 million in the first half of 2010 compared to $0.2 million in the first half of 2009.  Other income and expense consists primarily of (i) fair value adjustments on warrants and (ii) short-term exchange rate gains and losses associated with the volatility of the U.S. dollar to the British pound sterling and euro on the current portion of certain assets and liabilities.  The change in the fair value of warrants during the first half of 2010 resulted in income of $0.1 million compared to income of $0.4 million in the first half of 2009.  The remaining income of $0.2 million for the first half of 2010 was predominantly related to short-term exchange rate gains.

Income tax provision (benefit)

Income tax benefit amounted to $0.4 million for the second half of 2010 compared to expense of $0.3 million for the second half of 2009.  We recorded income tax expense in the 2009 period primarily as a result of foreign income tax on foreign earned profits in Europe.  The income tax benefit in the second quarter of 2010 was related to the losses from continuing operations that we incurred during the quarter.

Income from discontinued and held for sale operations

In connection with the sale of the RO Operations on March 20, 2010 and the classification of the ACC Operations as held for sale, we reported income from discontinued and held for sale operations of $1.2 million (net of tax of $0.7 million) during the first half of 2010, which includes a $0.5 million loss on the sale of the RO Operations and related costs associated with those sales activities of $0.5 million.  We reported income from discontinued and held for sale operations of $7.4 million during the first half of 2009, which includes a $7.1 million gain on the sale of the Digitran Operations.

Net income (loss)

We reported a net loss of $1.7 million in the first half of 2010 and net income of $4.3 million in the first half of 2009.  Included in net loss in the first half of 2010 was a $0.5 million loss on the sale of RO, additional costs associated with sale activities of $0.5 million, and an overall decline in net sales and gross profit from continuing operations.

Liquidity and Capital Resources

In making an assessment of our liquidity, we believe that the items in our financial statements that are most relevant to our ongoing operations are working capital, cash generated from operating activities and cash available from financing activities.  We fund our daily cash flow requirements through funds provided by operations and through borrowings under our Credit Agreement with GVEC Resource IV Inc., an affiliate of Private Equity Management Group LLC (“PEM Group”) (“GVEC” or the “Lender”).  Working capital from continuing operations was negative $4.8 million at June 30, 2010 as compared to negative $3.5 million at December 31, 2009, primarily due to lower cash, accounts receivable and inventory balances at June 30, 2010 as a result of lower sales levels during the first half of 2010.  At June 30, 2010 and December 31, 2009, we had accumulated deficits of $28.3 million and $26.6 million, respectively, and cash and cash equivalents of $2.0 million and $4.0 million, respectively.  Cash balances fluctuate and are dependent upon timing of advances and repayments on the Revolver.  Our cash balances are often significantly higher at the end of the month than at other times throughout the remainder of the month as a result of borrowings under our Credit Agreement generally occurring toward the end of the month and timing of payments to vendors in the form of accounts payable, payroll and interest payments generally occurring at the beginning of the month.

Net cash provided by operating activities during the first half of 2010 totaled $0.7 million.  Significant non-cash adjustments to our net loss for 2010 include (i) the amortization of debt discount and amortization of deferred financing costs which, on a combined basis, totaled $0.6 million, both of which are non-cash components of interest expense associated with our Credit Agreement, and (ii) depreciation and amortization expense which totaled $0.5 million.  The primary significant use of cash associated with operating activities during the first half of 2010 was a decrease in accounts payable and accrued liabilities by approximately $0.8 million, in part due to payments made on previously accrued amounts related to the sale of the RO Operations and ACC Operations also due to timing of vendor payments.  The primary sources of cash associated with operating activities during the second quarter of 2010 included a decrease in accounts receivable, which decreased by $1.2 million, due primarily to stable collections on first quarter sales in conjunction with lower sales in the second quarter of 2010 and a decrease in inventory of $1.0 million as a result of an effort to more effectively use existing inventory and decreases in orders of inventory due to lower backlog.

Cash generated from our investing activities during the second quarter of 2010 totaled $0.8 million. This amount consisted primarily of net cash proceeds generated by the March 2010 sale of the RO Operations.

Cash used in financing activities during the second quarter of 2010 totaled $2.7 million, which consisted of $1.1 million in repayments of principal owed on long term debt and notes to stockholders and $1.6 million in net repayments on our revolving credit facility.

As of June 30, 2010, we had outstanding borrowings of $3.6 million under the revolving credit facility.  At June 30, 2010, we had remaining actual availability under a formula-based calculation of $2.0 million under the revolving credit facility.  Actual remaining availability represents the additional amount we were eligible to borrow as of June 30, 2010 pursuant to our $7.0 million revolving line of credit.  The availability under our revolving line of credit fluctuates periodically throughout each month depending on timing of borrowings and repayments.  At July 31, 2010, our eligible collateral was $6.1 million (compared to the maximum available under our revolving line of credit of $7.0 million) and our outstanding borrowings at that date were $3.7 million.  Therefore, our actual availability was $2.4 million.

Including the $3.6 million outstanding under the revolving line of credit, at June 30, 2010, we had total debt obligations of $17.9 million, of which $3.7 million was reported in discontinued and held for sale operations. Total debt includes our revolving credit facility, term loans, notes payable to stockholders, capital lease obligations and notes payable to the Former Shareholders, the current portion of which loans and obligations totaled $15.0 million.  The Company anticipates retaining approximately $3.8 million in long term debt payable to both its current Lender and the Former Shareholders upon the close of the ACC Transaction, all of which has a maturity of at least two years or longer, of which $1 million is currently recorded in current portion of long-term debt and the remaining $2.8 million is recorded in long-term debt in the accompanying condensed consolidated balance sheets.

Our backlog from continuing operations remained relatively unchanged at $17.0 million as of June 30, 2010 as compared to $16.9 million as of December 31, 2009. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. Our backlog as of June 30, 2010 was approximately 85% related to our electronic devices business, which business tends to provide us with long lead-times for our manufacturing processes due to the custom nature of the products, and approximately 15% related to our communications equipment business, which business tends to deliver standard or modified standard products from stock as orders are received. We believe that the majority of our current backlog will be shipped within the next 12 months.  However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

Credit Agreement

EMRISE (including each of its direct subsidiaries), are parties to a Credit Agreement, as amended, with the Lender, providing for a Credit Agreement in the aggregate amount of $26 million.  As of June 30, 2010, we owed a total of $11.1 million under the terms of the credit facility.

All references to the Credit Agreement herein refer to the Credit Agreement as amended.  The Credit Agreement requires the sale of a significant portion of our assets by August 31, 2010 (the “Maturity Date”).  As discussed further in Note 3 in our June 30, 2010 financial statements, these assets contributed approximately $20 million or 37% of the Company’s net sales from continuing operations and operating income of approximately $3 million of the Company’s total operating income from continuing operations of $1.4 million for 2009.  The Company is required to achieve certain milestones in connection with these sale activities and the maintenance of maximum capital expenditure financial covenants.  Failure to achieve these milestones and/or failure to sell the required assets by the agreed upon dates, all of which are prior to August 31, 2010, can result in a default under the Credit Agreement.  Additionally, pursuant to the Credit Agreement, as amended, a termination of the ACC Purchase Agreement, which became terminable by either party at any time on August 1, 2010, is an event of default.  The Lender has the current right to appoint an outside observer to review our books and records and business operations, with certain limitations designed to minimize disruption to our business operations.  Upon the completion of the ACC Transaction, we will retain a percentage of the proceeds for working capital and are obligated to use the remaining proceeds to pay down a significant portion of the obligations owed to the Lender.  We are also obligated to provide financial information and status reports to the Lender on a regular basis.

The Credit Agreement currently consists of (i) a revolving credit facility for up to $7 million that expires on August 31, 2010 (the “Revolver”), and (ii) two term loans (Term Loan A and Term Loan B) with an aggregate net outstanding principal amount of $7.4 million as of June 30, 2010. The term loans require remaining combined scheduled principal payments of $75,000 bi-weekly, which began on February 1, 2010 and continue through maturity.  The Credit Agreement also requires monthly interest payments and a final balloon payment of principal upon maturity on August 31, 2010 of approximately $7.2 million in term debt plus the outstanding balance of the revolver, which at June 30, 2010 was $3.6 million.

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

Interest on the Revolver is payable monthly.  The interest rate is variable and is adjusted monthly based on the prime rate as published in the “Money Rates” column of The Wall Street Journal (the “Base Rate”) plus 1.25%, subject to a minimum rate of 9.5% per annum.  The Revolver contains a capital expenditures covenant, prohibiting any such expenditures in excess of $1,800,000 through June 30, 2010.  Additionally, the Revolver prohibits us from incurring unfinanced capital expenditures in excess of $62,500 in any fiscal quarter and from incurring purchase money commitments in excess of $2 million over the life of the facility.  However, if we incur unfinanced capital expenditures of less than $62,500 in any fiscal quarter, the difference between the amount incurred in a certain fiscal quarter and $62,500 may be incurred in the two fiscal quarters immediately following such fiscal quarter. The Company was in compliance with these covenants at June 30, 2010.

The term loans bear interest at the Base Rate plus 4.25%, subject to a minimum rate of 12.5% per annum.  Under the Credit Agreement, we may make full or partial prepayment of the term loans provided that any such prepayment is accompanied by the applicable prepayment premium discussed below.

To secure payment of the indebtedness under the Credit Agreement, we irrevocably pledged and assigned to, and granted to the Lender a continuing security interest in, all the personal property of the Company and its direct subsidiaries, including our interest in any deposit accounts, the stock of each of our direct and indirect subsidiaries, the intellectual property owned by each of the Company and its direct subsidiaries, and the proceeds of the intellectual property owned by each of these entities.  In an event of default, the Lender may, at its option, exercise any or all remedies available to it with respect to the collateral.  In addition, certain of our foreign subsidiaries have agreed to guarantee our performance under the Credit Agreement.

There can be no assurance that we will be able to successfully sell the contemplated assets that we are obligated to sell, pursuant to the Credit Agreement, in the agreed time frames, achieve the related milestones on a timely basis, and/or sell the assets at prices sufficient to satisfy the debt owed to the Lender, if at all.  Even if we do successfully sell the contemplated assets and pay the obligations owed to the Lender in full, our ongoing revenues will be substantially reduced, which could have a material adverse affect on our operations and financial condition.

If an event of default were to occur, including the failure to achieve any of the milestones related to asset sales required by the Credit Agreement, the Lender could accelerate the debt and exercise its rights and remedies under the Credit Agreement.  An acceleration of the principal, deferred fees and accrued interest due on the date of a declared event of default would be a significant amount that would be due on such date.  If such an acceleration were declared as of August 16, 2010, the amount would equal approximately $11 million.  We do not have the ability to pay this amount from currently available sources at this time.  The rights and remedies available to the Lender under the Credit Agreement in the event of a declared event of default include a foreclosure on our assets before the contemplated asset sales could be completed.  The Lender may also elect to increase the interest rate applicable to the outstanding balance of the Term Loans A and B by four percentage points above the per annum interest rate that would otherwise be applicable.  Additionally, if the Lender terminates the credit facility during a default period then we are subject to a penalty equal to 2% of the outstanding principal balance of the Revolver and the Term Loans.

Liquidity

Our current business plan requires additional funding beyond our anticipated cash flows from operations.  These and other factors described in more detail below raise substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to (i) achieve the milestones related to the sale of a significant portion of our assets as required by the Credit Agreement between now and August 31, 2010, including obtaining stockholder approval to consummate the pending sale of ACC, (ii) repay the Credit Agreement on or prior to its maturity on August 31, 2010, (iii) obtain alternate financing to fund operations after August 31, 2010 and (iv) achieve profitable operations. Further, following the successful sale of ACC, management believes we will, by necessity, be required to sell additional stock or assets, complete a recapitalization, or consummate a merger transaction in order to continue operations.

In connection with the obligation to sell certain assets, we are obligated to achieve certain sale-related milestones, the most immediate of which includes obtaining stockholder approval to consummate the pending sale of ACC by August 31, 2010.  Also, pursuant to the Credit Agreement, as amended, a termination of the ACC Purchase Agreement, which became terminable by either party at any time on August 1, 2010, is an event of default. As of the date of this filing, we believe we will be able to achieve such milestones and do not anticipate termination of the ACC Purchase Agreement, but no assurances can be provided in this regard.

If our net losses from continuing operations continue, we will likely experience negative cash flow, which may prevent us from continuing operations.  If we are not able to attain, sustain or increase profitability on a quarterly or annual basis, we may not be able to continue operations.

Upon the occurrence and during the continuation of an event of default, the Lender may also elect to increase the interest rate applicable to the outstanding balance of the Term Loans A and B by four percentage points above the per annum interest rate that would otherwise be applicable.  Additionally, if the Lender terminates the Credit Agreement during a default period, then we are subject to a penalty equal to 2% of the outstanding principal balance of the Revolver and the Term Loans.

If we (i) default under the Credit Agreement for any reason, (ii) are unable to timely obtain stockholder approval and complete the sale of ACC in order to repay our obligations prior to August 31, 2010 as agreed with our Lender, (iii) cannot borrow funds under the terms of our revolving credit facility, for any reason, through August 31, 2010, or (iv) fail to obtain alternate financing to replace our Credit Agreement prior to August 31, 2010 or a new revolving credit facility once the current Credit Agreement is repaid, then we do not believe that current and future capital resources, revenues generated from operations and other existing sources of liquidity will be adequate to meet our anticipated short term, working capital and capital expenditure needs for the next 12 months.  To address these potential financing needs, we may need to explore a revised debt structure with our Lender; additional or new financing with another lender or lenders; expedite the sale of certain assets to generate cash; complete a recapitalization, or consummate a merger or other transaction.  Successfully executing these strategies is uncertain and there are many risks associated with attempting to execute each, in addition to the risks and uncertainties of the short and long term impact of executing on any of these strategies.   Failure to meet our financing requirements, if and when needed, would have an adverse effect on our operations and/or ability to do business after that date or could restrict our growth, limit the development of new products, hinder our ability to fulfill existing or future orders or negatively affect our ability to secure new customers or product orders.

Further, if the sale of ACC is successful,  we expect to continue to experience losses from our continuing operations and negative cash flow subsequent to such sale, which may require us to sell additional assets, complete a recapitalization, or consummate a merger transaction. Selling additional assets, completing a recapitalization or consummating a merger transaction following the successful sale of ACC may prove to be difficult given the current economic conditions and because of our financial condition. Further, even if we are successful in completing the transaction, such transaction may prove to be dilutive to the existing stockholders.

If we are unsuccessful in timely obtaining stockholder approval, completing the sale of ACC, and repaying our obligations as agreed with our Lender by August 31, 2010, or if we are unsuccessful in securing the necessary financing to continue operations by August 31, 2010 or otherwise when needed, then we may be forced to seek protection under the U.S. Bankruptcy Code or be forced into liquidation or substantially restructuring or altering our business operations and/or debt obligations.

Effects of Inflation

The impact of inflation and changing prices has not been significant on the financial condition or results of operations of either the Company or our operating subsidiaries.

Impacts of New Accounting Pronouncements

Revenue Recognition.  In October 2009, the Financial Accounting Standards Board (“FASB”) issued an update to existing guidance on revenue recognition for arrangements with multiple deliverables.  This update will allow companies to allocate consideration received for qualified separate deliverables using estimated selling prices for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable.  Additional disclosures discussing the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimated selling prices are required.  We will adopt this update for new revenue arrangements entered into or materially modified beginning January 1, 2011.  We are still evaluating the impact, if any, of the adoption of this new revenue recognition guidance on our condensed consolidated financial statements.

In March 2010, the FASB ratified accounting guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. This guidance provides criteria that must be met to recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The amendment is effective for milestones achieved in fiscal years beginning on or after June 15, 2010. Early adoption is allowed. We are currently evaluating the impact of the adoption of this amendment on our condensed consolidated financial statements.

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

Based on an evaluation of our disclosure controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June 30, 2010, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective, because of the material weaknesses set forth below that were identified as part of our evaluation of the effectiveness of our internal controls over financial reporting at December 31, 2009.

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

(3) We did not maintain a sufficient level of information technology personnel to execute general computing controls over our information technology structure, which include the implementation and assessment of information technology policies and procedures. This control deficiency did not result in an audit adjustment to our 2010 interim or 2009 annual consolidated financial statements, but could result in a material misstatement of significant accounts or disclosures, which would not have been prevented or detected.

(4) We are a relatively complex company with operations conducted in multiple countries, multiple currencies and multiple languages. We have divested four separate operations in the past 18 months, acquired a large subsidiary during the same time, and we are in the process of divesting additional assets in order to repay our current obligations. All of these transactions give rise to complex accounting and tax treatments. Most recently, we have been concentrating our efforts in securing amendments to our current Credit Agreement and ensuring adherence to milestones set forth in our most recent Credit Agreement amendment. Our finance team is a relatively small but experienced staff. Although we believe the accounting staff are qualified to perform their functions, due to reasons above, the quantity of staff may be insufficient to deal with the work load and complexities created, which could result in material misstatements to our financial statements.

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

We are uncertain at this time of the costs to remediate all of the above listed material weaknesses, however, we anticipate the cost to be in the range of $100,000 to $200,000 (including the cost of the consolidation software described above), most of which costs we expect to incur during 2011. We cannot guarantee that the actual costs to remediate these deficiencies will not exceed this amount.

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

10.1

Amendment Number 10 to Loan Documents dated as of May 3, 2010 by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, Advanced Control Components, Inc., Custom Control Components, Inc., GVEC Resources IV Inc. and Private Equity Management Group LLC *

10.2

Amendment Number 11 to Loan Documents dated as of May 17, 2010 by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, Advanced Control Components, Inc., Custom Control Components, Inc., GVEC Resources IV Inc. and Private Equity Management Group LLC *

10.3

Amendment Number 12 to Loan Documents dated as of June 1, 2010 by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, Advanced Control Components, Inc., Custom Control Components, Inc., GVEC Resources IV Inc. and Private Equity Management Group LLC *

10.4

Amendment Number 13 to Loan Documents dated as of June 17, 2010 by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, Advanced Control Components, Inc., Custom Control Components, Inc., GVEC Resources IV Inc. and Private Equity Management Group LLC *

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

EMRISE CORPORATION

Dated: August 16, 2010	By:	/s/ CARMINE T. OLIVA
Carmine T. Oliva,
Chief Executive Officer (Principal Executive Officer)

Dated: August 16, 2010	By:	/s/ D. JOHN DONOVAN
D. John Donovan, Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS ATTACHED TO THIS REPORT

Number	Description

10.1

Amendment Number 10 to Loan Documents dated as of May 3, 2010 by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, Advanced Control Components, Inc., Custom Control Components, Inc., GVEC Resources IV Inc. and Private Equity Management Group LLC

10.2

Amendment Number 11 to Loan Documents dated as of May 17, 2010 by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, Advanced Control Components, Inc., Custom Control Components, Inc., GVEC Resources IV Inc. and Private Equity Management Group LLC

10.3

Amendment Number 12 to Loan Documents dated as of June 1, 2010 by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, Advanced Control Components, Inc., Custom Control Components, Inc., GVEC Resources IV Inc. and Private Equity Management Group LLC

10.4

Amendment Number 13 to Loan Documents dated as of June 17, 2010 by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, Advanced Control Components, Inc., Custom Control Components, Inc., GVEC Resources IV Inc. and Private Equity Management Group LLC

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