Form 10-Q
period 2010-09-30
Emrise CORP
filed 2010-11-15
CIK 854852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-10346

EMRISE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	77-0226211
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2530 Meridian Parkway

Durham, North Carolina 27713

(Address of principal executive offices) (Zip code)

(408) 200-3040

(Registrant’s telephone number, including area code)

611 Industrial Way, Eatontown, NJ 07724

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

The number of shares outstanding of the Registrant’s common stock, $0.0033 par value, as of November 10, 2010 was 10,667,337.

EMRISE CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMRISE CORPORATION

Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,798	$3,994
Accounts receivable, net of allowances for doubtful accounts of $151 at September 30, 2010 and $160 at December 31, 2009	5,035	6,059
Inventories	7,116	8,031
Current deferred tax assets	—	158
Prepaid and other current assets	1,912	841
Current assets of discontinued operations	—	6,368
Total current assets	19,861	25,451

Property, plant and equipment, net	859	987
Goodwill	4,935	2,878
Intangible assets other than goodwill, net	1,006	1,107
Deferred tax assets	509	308
Other assets	84	121
Noncurrent assets of discontinued operations	—	19,425
Total assets	$27,254	$50,277
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,466	$2,734
Accrued expenses	5,086	5,232
Line of credit	—	5,156
Current portion of long-term debt, net of discount of $0 and $290	169	8,109
Notes payable to stockholders, current portion	56	348
Income taxes payable	—	604
Other current liabilities	329	370
Current liabilities of discontinued operations	—	6,994
Total current liabilities	9,106	29,547

Long-term debt	3,953	2,938
Deferred income taxes	315	144
Other liabilities	1,155	688
Noncurrent liabilities of discontinued operations	—	1,572
Total liabilities	14,529	34,889
Commitments and contingencies
Stockholders’ equity:
Preferred stock,$0.01 par value. Authorized 10,000,000 shares no shares issued and oustanding	—	—
Common stock,$0.0033 par value. Authorized 150,000,000 shares; 10,630,739 and 10,213,214 issued and outstanding at September 30, 2010 and December 31, 2009, respectively	128	126
Additional paid-in capital	44,035	43,480
Accumulated deficit	(29,440)	(26,586)
Accumulated other comprehensive loss	(1,998)	(1,632)
Total stockholders’ equity	12,725	15,388
Total liabilities and stockholders’ equity	$27,254	$50,277

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net Sales	$7,790	$9,260	$21,356	$25,970
Cost of Sales	5,472	6,109	15,146	17,180
Gross profit	2,318	3,151	6,210	8,790

Operating expenses:
Selling, general and administrative	2,491	3,257	7,591	9,179
Engineering and product development	458	435	1,382	1,274
Employee transaction costs	872	—	872	—
Total operating expenses	3,821	3,692	9,845	10,453
Loss from operations	(1,503)	(541)	(3,635)	(1,663)

Other income (expense):
Interest income	36	18	83	87
Interest expense	(303)	(742)	(1,873)	(3,066)
Other, net	(285)	(25)	6	133
Gain on extinguishment of debt	450	—	450	—
Total other expense, net	(102)	(749)	(1,334)	(2,846)

Loss before income taxes	(1,605)	(1,290)	(4,969)	(4,509)
Income tax provision (benefit)	(208)	215	(647)	490
Loss from continuing operations	(1,397)	(1,505)	(4,322)	(4,999)
Discontinued operations:
Income from discontinued operations including gain (loss) on sale (see Note 3)	338	(312)	2,225	8,366
Tax provision on discontinued operations	48	—	757	852
income (loss) from discontinued operations	290	(312)	1,468	7,514

Net (loss) income	$(1,107)	$(1,817)	$(2,854)	$2,515

Weighted average shares outstanding
Basic	10,319	10,213	10,256	10,213
Diluted	10,319	10,213	10,256	10,213

Earnings (loss) per share:
Basic
Continuing operations	$(0.14)	$(0.15)	$(0.42)	$(0.49)
Discontinued operations	$0.03	$(0.03)	$0.14	$0.74
Net earnings (loss)	$(0.11)	$(0.18)	$(0.28)	$0.25
Diluted
Continuing operations	$(0.14)	$(0.15)	$(0.42)	$(0.49)
Discontinued operations	$0.03	$(0.03)	$0.14	$0.74
Net earnings (loss)	$(0.11)	$(0.18)	$(0.28)	$0.25

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance at December 31, 2009	10,213	$126	$43,480	$(26,586)	$(1,632)	$15,388
Stock-based compensation	—	—	107	—	—	107
Stock issued to retire debt	418	2	448	—	—	450
Net loss and comprehensive loss	—	—	—	(2,854)	(366)	(3,220)
Balance at September 30, 2010	10,631	$128	$44,035	$(29,440)	$(1,998)	$12,725

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(2,854)	$2,515
Adjustments to arrive at net loss from continuing operations	(1,468)	(7,514)
Net loss from continuing operations	(4,322)	(4,999)
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	341	414
Provision for doubtful accounts	53	28
Provision for warranty reserve	38	(165)
Deferred taxes	128	(62)
Loss on sale of assets	14	—
Gain on extinguishment of debt	(450)	—
Amortization of deferred issuance costs	316	616
Amortization of debt discount	290	564
Stock-based expense	107	114
Change in fair value of common stock warrant	123	(369)
Changes in assets and liabilities:
Accounts receivable	976	2,043
Inventories	916	(109)
Prepaid and other assets	(1,350)	(70)
Accounts payable and accrued expenses	588	36
Operating cash flow used in continuing operations	(2,232)	(1,959)
Operating cash flow provided by discontinued operations	568	3,020
Net cash (used in) provided by operating activities	(1,664)	1,061

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(33)	(7)
Investing cash flow used in continuing operations	(33)	(7)
Investing cash flow provided by discontinued operations including proceeds from sale of subsidiary operations, net of cash	17,749	10,213
Net cash provided by investing activities	17,716	10,206

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from lines of credit	28,888	42,301
Repayments of lines of credit	(34,044)	(42,353)
Repayments of long-term debt	(8,427)	(10,675)
Payments of notes to stockholders	(292)	(418)
Proceeds from exercise of stock options and warrants	—	7
Financing cash flow used in continuing operations	(13,875)	(11,138)
Financing cash flow used in discontinued operations	(107)	(149)
Net cash used in financing activities	(13,982)	(11,287)

Effect of exchange rate changes on cash	(266)	775
Net increase in cash and cash equivalents	1,804	755
Cash and cash equivalents at beginning of period	3,994	3,001
Cash and cash equivalents at end of period	$5,798	$3,756

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)
(in thousands)

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of equipment through capital lease	$112	$52
Cumulative effect of change in accounting principle - reclassification of common stock warrants to liability upon adoption of EITF 07-5	$—	$473
Issuance of notes relating to ACC purchase adjustment	$—	$3,116
Stock issued to retire debt	$450	$—

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

EMRISE Corporation (the “Company”) designs, manufactures and markets proprietary electronic devices and communications equipment for aerospace, defense, industrial, and communications applications. The Company has operations in the United States (the “U.S.”), England and France.  The Company conducts its business through two operating segments: electronic devices and communications equipment. The subsidiaries within the electronic devices segment design, develop, manufacture and market electronic devices for defense, aerospace and industrial markets and operate out of facilities located in England.  The subsidiaries within the communications equipment segment design, develop, manufacture and market network access equipment, including network timing and synchronization products and operate out of facilities located in the U.S. and France.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and therefore do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the U.S. (“GAAP”).  The year-end balance sheet was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.  The unaudited condensed consolidated financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of September 30, 2010 and the results of operations and cash flows for the related interim periods ended September 30, 2010 and 2009. However, these results are not necessarily indicative of results for any other interim period or for the year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its annual report on Form 10-K and Form 10-K/A for the year ended December 31, 2009 as filed with the SEC and the Company’s restated Form 10-K, Part II, Item 8 as of December 31, 2009 as filed with the SEC as an exhibit to Form 8-K on July 7, 2010.

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

In March of 2010, EMRISE completed the sale of substantially all of the assets of EEC’s subsidiary, RO Associates, to Massachusetts based Astrodyne Corporation.  In this Quarterly Report on Form 10-Q, we refer to the businesses of RO Associates as the “RO Operations” or “RO,” and we refer to the sale of the RO Associates’ assets as the “RO Transaction.”  The accompanying financial statements include the RO Operations as a discontinued operation for all periods presented.

On August 31, 2010, EMRISE completed the sale of all of the issued and outstanding shares of common stock of EEC’s subsidiary, Advanced Control Components, Inc. (“ACC”) and all of the issued and outstanding shares of common stock of Custom Components, Inc. (“CCI”) (collectively the “ACC Operations”).  The accompanying financial statements include the ACC Operations as a discontinued operation for all periods presented.

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Comprehensive (Loss) Income

Comprehensive (loss) income includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s stockholders.  Other comprehensive income (loss) refers to revenues, expenses, gains and losses that, under GAAP, are included in comprehensive (loss) income, but excluded from net (loss) income, as these amounts are recorded directly as an adjustment to stockholders’ equity.  The Company’s other comprehensive income (loss) consists of foreign currency translation adjustments.  The following table reflects the components of comprehensive income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net (loss) income	$(1,107)	$(1,817)	$(2,854)	$2,515
Other comprehensive income (loss):
Foreign currency translation adjustment	665	(113)	(366)	1,260
Comprehensive (loss) income	$(442)	$(1,930)	$(3,220)	$3,775

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

Revenue recognition for products and services provided by the Company’s subsidiaries in England depends upon the type of contract involved.  Engineering/design services contracts generally entail design and production of a prototype over a term of up to several years, with revenue deferred until each milestone defined in the contract is reached.  Production contracts provide for a specific quantity of products to be produced over a specific period of time.  Customers issue binding purchase orders or enter into binding agreements for the products to be produced.  The Company recognizes revenues on these orders as the products are shipped.  Returns are infrequent and permitted only with prior authorization because these products are custom made to order based on binding purchase orders and are quality tested prior to shipment.  An estimate of warranty cost is recorded at the time revenue is recognized.

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

Loss Per Share from Continuing Operations

Basic loss per share from continuing operations is computed by dividing net loss from continuing operations by the weighted average common shares outstanding during a period.  Diluted loss per share from continuing operations is based on the treasury stock method and includes the dilutive effect of stock options and warrants outstanding during the period.  Common share equivalents have been excluded where their inclusion would be anti-dilutive.  As a result of the losses from continuing operations incurred by the Company for the periods ended September 30, 2010 and 2009, the potentially dilutive common shares have been excluded from the loss per share computation because their inclusion would have been anti-dilutive.  The following table illustrates the computation of basic and diluted loss per share from continuing operations (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

NUMERATOR:
Net (loss) income	$(1,107)	$(1,817)	$(2,854)	$2,515
Less: Net (loss) income from discontinued operations	290	(312)	1,468	7,514
Net loss from continuing operations	$(1,397)	$(1,505)	$(4,322)	$(4,999)

DENOMINATOR:
Basic weighted average common shares outstanding	10,319	10,213	10,256	10,213
Diluted weighted average common shares outstanding	10,319	10,213	10,256	10,213

Basic and diluted loss per share from continuing operations	$(0.14)	$(0.15)	$(0.42)	$(0.49)

The following table shows the common stock equivalents that were outstanding as of September 30, 2010 and 2009, but were not included in the computation of diluted earnings per share because the options’ or warrants’ exercise price was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive:

		Range of
	Number of	Exercise Price
	Shares	Per Share

Anti-dilutive common stock options:
As of September 30, 2010	647,423	$1.31 — $7.50
As of September 30, 2009	637,625	$1.53 — $7.50

Anti-dilutive common stock warrants:
As of September 30, 2010	8,334	$4.31 — $4.31
As of September 30, 2009	1,791,079	$1.80 — $6.49

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recent Accounting Pronouncements

Adopted

None.

Issued, but not adopted

Revenue Recognition.  In October 2009, the FASB issued an update to existing guidance on revenue recognition for arrangements with multiple deliverables.  This update will allow companies to allocate consideration received for qualified separate deliverables using estimated selling prices for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable.  Additional disclosures discussing the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimated selling prices are required.  The Company will adopt this update for new revenue arrangements entered into or materially modified beginning January 1, 2011.  The Company does not expect the adoption of this new revenue recognition guidance to have a material effect on its condensed consolidated financial statements.

NOTE 2 — LIQUIDITY

The Company reported a net loss from continuing operations for the three and nine months ended September 30, 2010 of $1.4 million and $4.3 million, respectively (including non-recurring employee and other transaction costs related to transaction activities of $1.2 million and $1.4 million for the three and nine months ended September 30, 2010, respectively).  The Company also reported negative working capital from continuing operations of $3.5 million at December 31, 2009.  As a result of the ACC Transaction and the resulting repayment of debt (see Note 11), the Company reported positive working capital from continuing operations of $10.8 million at September 30, 2010.  In combination with the proceeds received from the sale of the ACC Operations and the cash flow from operations, the Company believes it has sufficient funding to support its working capital requirements during the next 12 months.  The Company is still evaluating the funding requirements to support its business plan beyond 12 months.

The ability of the Company to support its business plan is dependent upon its ability to achieve profitable operations, manage costs and satisfy long-term debt service obligations, which will begin in the first quarter of 2012. Management believes the Company will be able to achieve profitability, manage costs and satisfy its debt service obligations.  However, if it is unable to do so, the Company may be required to sell additional assets or stock, complete a recapitalization, or consummate a merger transaction in order to continue operations.

If the Company’s net losses from operations continue, it will likely experience negative cash flow and if the Company is not able to attain, sustain or increase profitability on a quarterly or annual basis, it may not be able to continue operations.

To address these potential financing needs, the Company may need to explore a revised debt structure with its existing Lenders; additional or new financing with another lender or lenders; expedite the sale of additional assets to generate cash; complete a recapitalization of the Company, or consummate a merger or other transaction.  Successfully executing these strategies is uncertain and there are many risks associated with attempting to execute each, in addition to the risks and uncertainties of the short and long term impact of executing any of these strategies.   Failure to meet the Company’s financing requirements, if and when needed, would have an adverse effect on the Company’s operations and/or ability to do business after that date or could restrict its growth, limit the development of new products, hinder its ability to fulfill existing or future orders or negatively affect its ability to secure new customers or product orders.

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 — DISCONTINUED OPERATIONS

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

RO Operations

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

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Astrodyne paid RO an aggregate purchase price for the RO Transaction of $1,000,000, plus the assumption of certain liabilities pursuant to the Assignment and Assumption Agreement, subject to a purchase price adjustment.  As additional consideration for Astrodyne’s entry into the RO Purchase Agreement and consummation of the contemplated transactions under such agreement, EEC and RO agreed that, for a certain period immediately following the closing date, they would not compete with the Business, perform services for any person in competition with the Business or solicit certain specified customers of the Business, or hire any employees of Astrodyne or its affiliates.

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

ACC Operations

On June 7, 2010, EEC, a wholly-owned subsidiary of the Company, entered into a Stock Purchase Agreement by and among Aeroflex Incorporated, as buyer, and EEC, as seller, relating to the sale of all of the issued and outstanding shares of common stock of ACC and all of the issued and outstanding shares of common stock of CCI (the “ACC Purchase Agreement”), which was subsequently assigned by Aeroflex Incorporated to its subsidiary, Aeroflex/KDI, Inc. (“Aeroflex”).

On August 31, 2010, EEC completed its previously announced sale to Aeroflex of all of the issued and outstanding shares of ACC and all of the issued and outstanding shares of common stock of CCI (the “ACC Transaction”) pursuant to the Purchase Agreement.

The ACC Transaction consisted of an aggregate purchase price of $20 million in cash (the “Purchase Price”).  An amount equal to $0.8 million was placed in a 12-month escrow account pursuant to an agreement between Aeroflex and EEC to satisfy any indemnification claims.  Following the 12-month escrow period, any unused funds in the account will be returned to the Company.  In addition, the following amounts were satisfied out of the Purchase Price:  (i) $10.6 million to the Company’s senior lender, representing the aggregate amount of the indebtedness owed by EEC to the senior lender, which was satisfied by payment of $9.6 million in cash and by delivering a two-year, interest bearing note in the amount of $1 million described herein, and (ii) $3.1 million in cash and a $2.8 million, three-year, interest bearing note, both in satisfaction of the deferred purchase price and contingent payments owed by EEC to certain of ACC’s previous shareholders, Charles S. Brand, Thomas P.M. Couse, Joanne Couse and Michael Gaffney (collectively, the “Former Shareholders”), as further described in Note 10.  The Purchase Price was also adjusted by $0.8 million based on the estimated level of adjusted net working capital of ACC at the closing of the Transaction, subject to final determination pursuant to the procedures set forth in the Purchase Agreement.

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In connection with the ACC Transaction, the Company incurred approximately $1.4 million in closing costs including legal, accounting and investment advisory fees.  The Company does not expect to incur any additional costs associated with this transaction with the exception of any adjustment to working capital as mentioned above.  The Company incurred a loss on the ACC Transaction of approximately $0.3 million.

The Company has classified the ACC Operations, which was a component of its electronic devices segment, as discontinued operations in the accompanying unaudited consolidated financial statements for all periods presented.

The ACC Operations was a substantial portion of the Company’s assets in the electronic devices segment.  These assets contributed approximately $20 million or 37% of the Company’s net sales and approximately $3 million of the Company’s total operating income from continuing operations of $1.4 million for 2009.

The following table summarizes those components of the statements of operations for discontinued, which are associated with the electronic devices segment, for the three months ended September 30, 2010 and 2009 (in thousands, except per share amounts):

	Three Months Ended			Three Months Ended
	September 30, 2010			September 30, 2009
	RO	ACC		Digitran	RO	ACC
	Operations	Operations	Total	Operations	Operations	Operations	Total

Net Sales	$—	$2,848	$2,848	$—	$617	$4,442	$5,059

Income (loss) from operations	$8	$762	$770	$—	$(781)	$699	$(82)

Other income (expense)	—	(69)	(69)	—	—	(50)	(50)
Loss on sale	(45)	(318)	(363)	(132)	—	—	(132)
Provision for income taxes	—	48	48	—	—	48	48
Net (loss) income	$(37)	$327	$290	$(132)	$(781)	$601	$(312)

(Loss) earnings per share:
Basic	$(0.00)	$0.03	$0.03	$(0.01)	$(0.08)	$0.06	$(0.03)
Diluted	$(0.00)	$0.03	$0.03	$(0.01)	$(0.08)	$0.06	$(0.03)

Weighted average shares outstanding:
Basic	10,319	10,319	10,319	10,213	10,213	10,213	10,213
Diluted	10,319	10,319	10,319	10,213	10,213	10,213	10,213

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes those components of the statements of operations for discontinued, which are associated with the electronic devices segment, for the nine months ended September 30, 2010 and 2009 (in thousands, except per share amounts):

	Nine Months Ended			Nine Months Ended
	September 30, 2010			September 30, 2009
	RO	ACC		Digitran	RO	ACC
	Operations	Operations	Total	Operations	Operations	Operations	Total

Net Sales	$442	$13,546	$13,988	$1,478	$1,934	$14,898	$18,310

Income (loss) from operations	$190	$3,129	$3,319	$178	$(1,435)	$2,758	$1,501

Other income (expense)	1	(281)	(280)	—	9	(123)	(114)
(Loss) gain on sale	(496)	(318)	(814)	6,978	—	—	6,978
Provision for income taxes	—	757	757	707	—	145	852
Net (loss) income	$(305)	$1,773	$1,468	$6,449	$(1,426)	$2,490	$7,513

(Loss) earnings per share:
Basic	$(0.03)	$0.17	$0.14	$0.63	$(0.14)	$0.24	$0.74
Diluted	$(0.03)	$0.17	$0.14	$0.63	$(0.14)	$0.24	$0.74

Weighted average shares outstanding:
Basic	10,256	10,256	10,256	10,213	10,213	10,213	10,213
Diluted	10,256	10,256	10,256	10,213	10,213	10,213	10,213

The following table reflects the major classes of assets and liabilities for discontinued operations as of December 31, 2009 (in thousands):

	RO	ACC	Total
Cash and cash equivalents	$(24)	$52	$28
Accounts receivable, net	431	2,189	2,620
Inventory, net	1,058	2,495	3,553
Prepaids and other current assets	31	136	167
Total current assets	1,496	4,872	6,368

Property, plant and equipment, net	—	1,326	1,326
Goodwill	—	12,755	12,755
Intangible assets other than goodwill, net	—	3,774	3,774
Other noncurrent assets	—	1,570	1,570
Total assets	$1,496	$24,297	$25,793

Total current liabilities	$745	$6,249	6,994

Total long-term liabilities	$—	$1,572	1,572

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

Total stock-based compensation expense included in wages, salaries and related costs was $34,000 and $36,000 for the three months ended September 30, 2010 and 2009, respectively, and $107,000 and $114,000 for the nine months ended September 30, 2010 and 2009, respectively. These compensation expenses were charged to selling, general and administrative expenses. As of September 30, 2010, the Company had $128,000 of total unrecognized compensation expense related to stock option grants, which will be recognized over the remaining weighted average period of two years.

NOTE 5 — INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009

Raw materials	$2,909	$3,791
Work-in-process	1,760	1,792
Finished goods	2,447	2,448
Total inventories	$7,116	$8,031

NOTE 6 — OPERATING SEGMENTS

The Company has two reportable operating segments: electronic devices and communications equipment. The electronic devices segment manufactures and markets electronic power supplies, RF and microwave devices and subsystem assemblies. The electronic devices segment consists of the Company’s two electronic device subsidiaries located in England, both of which offer the same or similar products to the same or similar customers.  The communications equipment segment designs, manufactures and distributes network access products and timing and synchronization products.  The communications equipment segment consists of operating entities CXR Larus Corporation (“CXR Larus”), which is located in the U.S., and CXR Anderson Jacobson (“CXR AJ”), which is located in France, both of which offer the same or similar products to similar customers.  Both segments operate primarily in the U.S. and European markets, but they have distinctly different customers, design and manufacturing processes and marketing strategies.  Each segment has discrete financial information and a separate management structure.

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company evaluates performance based upon contribution margin of the segments and also upon profit or loss from operations before income taxes exclusive of nonrecurring gains and losses. The Company accounts for intersegment sales at pre-determined prices negotiated between the individual segments.

During the first quarter of 2009, the Company sold its Digitran Operations, during the first quarter of 2010, the Company sold its RO Operations and during the third quarter of 2010, the Company sold its ACC Operations (see Note 3), all of which were part of its electronic devices segment.  These transactions resulted in differences in the basis of segmentation from the amounts disclosed in the Company’s unaudited condensed consolidated financial statements included in its quarterly report on Form 10-Q for the three and nine months ended September 30, 2010 and 2009.  In this report, the Digitran Operations, RO Operations and ACC Operations are reported as discontinued operations and are excluded from the electronics devices segment.  Therefore, prior period amounts have been adjusted to conform to this presentation.

Selected financial data for each of the Company’s operating segments reconciled to the consolidated totals is shown below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales
Electronic devices	$4,285	$5,928	$12,680	$17,399
Communications equipment	3,505	3,332	8,676	8,571
Net sales from continuing operations	7,790	9,260	21,356	25,970
Discontinued operations	2,848	5,059	13,988	16,832
Total net sales	$10,638	$14,319	$35,344	$42,802

Operating loss
Electronic devices	$301	$895	$988	$3,061
Communications equipment	149	(307)	(542)	(1,225)
Corporate and other	(1,953)	(1,129)	(4,081)	(3,499)
Operating loss from continuing operations	(1,503)	(541)	(3,635)	(1,663)
Discontinued operations	770	(82)	3,319	1,324
Total operating loss	$(733)	$(623)	$(316)	$(339)

	September 30,	December 31,
	2010	2009
Total assets
Electronic devices	$14,894	$12,273
Communications equipment	8,060	8,439
Corporate and other	4,300	3,772
Total assets from continuing operations	27,254	24,484
Discontinued operations	—	25,793
Total assets	$27,254	$50,277

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 — GOODWILL

The following table reflects changes in our goodwill balances, by segment, for the nine months ended September 30, 2010 (in thousands):

	Electronic	Communications
	Devices	Equipment	Total

Balance at December 31, 2009	$2,878	$—	$2,878
Allocation of goodwill to continuing operations	1,934	—	1,934
Foreign currency translation	123	—	123
Balance at September 30, 2010	$4,935	$—	$4,935

The increase in goodwill during the nine months ended September 30, 2010 was the result of the Company completing the sale of the ACC Operations, which allowed it to place a final fair value on that business unit. As a result, in accordance with FASB guidance, the Company adjusted its allocation of goodwill at September 30, 2010 between continuing operations and discontinued operations resulting in an additional $1.9 million allocated to the portion of the electronic devices reporting unit remaining in continuing operations.

NOTE 8 — INCOME TAXES

The effective tax rate for the nine month period ended September 30, 2010 was different than the 34% U.S. statutory rate primarily because the Company’s foreign entities generate a tax obligation and related tax expense as a result of their net income, which cannot be offset by U.S. tax loss carryforwards.

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

The Company adopted FASB guidance for accounting for uncertainty in income taxes on January 1, 2007. The implementation of this guidance did not result in a material adjustment to the Company’s liability for unrecognized income tax benefits. At the time of adoption and as of September 30, 2010, the Company had recorded no net unrecognized tax benefits.  The Company currently has no open matters with tax authorities nor is it engaged in an examination by any tax authority.  The Company recognizes interest and penalties related to uncertain tax positions in interest expense and selling, general and administrative expense, respectively, in the condensed consolidated statements of operations and comprehensive income. No interest or penalties were recognized during the first nine months of 2010. As of September 30, 2010, the Company had nothing accrued for interest and penalties.

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

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 — LINES OF CREDIT

The Company and certain of its subsidiaries, including EEC and CXR Larus, CCI, ACC and EMRISE Power Systems, Incorporated (collectively, the “Borrowers”), were parties to a Credit Agreement (as amended from time to time, the “Credit Agreement”) with GVEC Resource IV Inc., an affiliate of Private Equity Management Group LLC (“PEM Group”) (the “Lender”) providing for a Credit Agreement which included term loans and a revolving credit facility and was secured by accounts receivable, other rights to payment and general intangibles, inventories and equipment. The Credit Agreement included a revolving credit facility for up to $7 million, which expired on August 31, 2010 (the “Revolver”).

The closing of the ACC Transaction satisfied the Company’s obligations to the Lender under the Credit Agreement, as EEC and the Company used a portion of the net proceeds from the ACC Transaction to pay the obligations to the Lender pursuant to the ACC Purchase Agreement.  The entire outstanding principal balance of the Revolver was paid in full on August 31, 2010.  There are no outstanding borrowings on the Revolver as of September 31, 2010 and no further borrowings are available under the amended Credit Agreement.

On August 31, 2010, two of the Company’s UK subsidiaries, Pascall Electronics Limited (“Pascall”) and XCEL Power Systems, Ltd. (“XCEL”), each entered into a Receivables Finance Agreement with LloydsTSB Commercial Finance (“Lloyds”) (each, a “Receivables Finance Agreement” and, collectively, the “Receivables Finance Agreements”), pursuant to which Lloyds agreed to provide Pascall and XCEL a credit facility to support their UK operations in the aggregate principal amount of £2,75 million ($4.3 million based on the exchange rate on September 30, 2010), in each case at an advance rate of 85%, a discount charge of 2.5% above the base rate, and a service fee of 0.2%.  The Receivables Finance Agreement between Pascall and Lloyds is secured by the All Assets Debenture, dated August 31, 2010, Given by Pascall Electronics Limited in favour of Lloyds TSB Commercial Finance Limited (the “Pascall Debenture”) and the Receivables Finance Agreement between XCEL and Lloyds is secured by the All Assets Debenture, dated August 31, 2010, Given by XCEL Power Systems Limited in favour of Lloyds TSB Commercial Finance Limited (the “XCEL Debenture”).  The security interests given to Lloyds pursuant to the Pascall Debenture and the XCEL Debenture are senior to the security interests of both PEM and the former shareholders of ACC (the “Former Shareholders”).  The Receivables Finance Agreements bear interest at the base rate plus 2.5% on the outstanding balance and is paid monthly.

As of September 30, 2010, Pascall and XCEL had no outstanding borrowings under the Receivables Finance Agreements.

On September 20, 2010, the Company’s French subsidiary, CXR AJ entered into an accounts receivable financing arrangement with FACTOCIC S.A., a subsidiary of CIC Group (“CIC”) (the “CIC Agreement”), pursuant to which CIC agreed to provide CXR AJ a financing arrangement to support its French operations in the aggregate principal amount of €1.35 million ($1.8 million based on the exchange rate on September 30, 2010) at an advance rate of 90% of presented receivables.  The CIC Agreement bears interest at the three month EURIBOR plus 1.4%.

As of September 30, 2010, CXR AJ had no outstanding borrowings under the CIC Agreement.

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 — DEBT

The Credit Agreement, as described in Note 9, consisted of the Revolver (see Note 9 — “Lines of Credit) and three term loans: (i) a term loan in the original principal amount of $6 million (“Term Loan A”), (ii) a term loan in the original principal amount of $10 million (“Term Loan B”) and (iii) a term loan in the original principal amount of $3 million (“Term Loan C”).  Term Loan A was fully funded on November 30, 2007 while Term Loans B and C were fully funded on August 20, 2008 in connection with the acquisition of ACC. $6.8 million of Term Loan B and all of Term Loan C was repaid in March 2009, in connection with the sale of the Company’s Digitran Operations.  The remaining outstanding principal balance of Term Loan B of $2.1 million and $4.0 million of Term Loan A was repaid on August 31, 2010 in connection with the ACC Transaction.

On August 31, 2010, the Borrowers and the Lender entered into Amendment Number 16 to Loan Documents (“Amendment 16”), which amends the Credit Agreement as of such date.  Pursuant to Amendment 16, the Lender, among other things, (i) provided a term loan of up to $1 million to the Borrowers, as further described below, (ii) terminated and released all of the Lender’s security interests in the assets of ACC and CCI, (iii) provided consent to the consummation of the transactions contemplated by a Master Agreement, dated June 7, 2010, by and among the Company, EEC, CXR Larus, Pascall, XCEL, CXR AJ, and the Former Shareholders, (the “Master Agreement”), as further described below, (iv) waived approximately $0.2 million in amendment and waiver fees owing to the Lender, and (v) provided for the execution and delivery of the Deeds of Priority in favor of Lloyds with respect to the Receivables Finance Agreements provided by Lloyds to each of XCEL and Pascall, as further described in Note 9.

Also in connection with Amendment 16, the Lender accepted an Amended and Restated Term Loan A Note, dated August 31, 2010, which is a two-year, interest bearing secured note in the principal amount of $1.0 million (the “PEM Note”).  The PEM Note will be payable interest only on a monthly basis for the first 18 months, with equal monthly payments of principal plus interest due thereafter through maturity.  The PEM Note will be payable at a rate of 12.5% per annum during the first 12 months and 15.5% per annum thereafter until paid in full, plus any applicable default rate or late fees.

As part of the consideration for entering into the Credit Agreement in 2007, the Company issued warrants to purchase 775,758 shares of the Company’s common stock with a fair value of $1.5 million, which was accounted for as a discount to the Credit Agreement and was amortized over the term of the Credit Agreement.  In connection with the ACC Transaction, the Company repurchased these warrants, which resulted in a gain as the fair value of the warrants exceeded the purchase price.  See Note 11.

The changes to the Credit Agreement discussed above resulted in accounting for the transaction as an extinguishment of debt in the accompanying condensed consolidated financial statements.  As a result, the Company recorded a gain on extinguishment of debt of $0.5 million, which includes the gain on the warrant repurchase of $0.3 million, the reversal of the $0.2 million in fees previously owed to the Lender, and all costs associated with the amendment.

In the event and continuation of a default, the Lender may accelerate the payment of the principal balance, requiring the Company to pay the entire indebtedness outstanding on that date.  Upon the occurrence and during the continuation of an event of default, the Lender may also elect to increase the interest rate applicable to the outstanding balance by four percentage points above the per annum interest rate that would otherwise be applicable.

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Former Shareholder Debt

In connection with the ACC Transaction, pursuant to the Master Agreement, EEC used a portion of the proceeds from the sale of ACC to pay approximately half of the $6.6 million secured debt owed to the Former Shareholders, which amounts were owed in connection with deferred purchase price obligations, contingent notes and other related payments.  Such payments were made, in part, to repay Mr. Gaffney in full.  In addition, Mr. Brand also accepted $450,000 worth of the Company’s common stock as partial payment on his Amended Subordinated Contingent Note pursuant to a Stock Issuance Agreement, dated August 31, 2010, by and between Mr. Brand and the Company (the “Stock Issuance Agreement”).  See Note 12.

The Former Shareholders’ subordinated secured contingent promissory notes, which EEC issued in May 2008 and which were subsequently amended in November 2009, were amended by Amendment No. 2, effective August 31, 2010 (the “Amended Subordinated Contingent Notes”).  The Amended Subordinated Contingent Notes bear interest at the prime rate as reported in The Wall Street Journal plus 1% and mature on August 31, 2013 (“Maturity Date”).  Interest is payable quarterly beginning October 1, 2010 through the Maturity Date.  No principal payments are due until October 1, 2012, when quarterly principal payments in the amount of $0.2 million will be paid with the outstanding principal balance due at the Maturity Date.  As of September 30, 2010, the Company had $2.9 million outstanding principal balance under the Amended Subordinated Contingent Notes.

NOTE 11 — WARRANTS

In connection with entering into the Credit Agreement in 2007 (discussed in Notes 9 and 10), the Company issued a seven year warrant to PEM Group, an affiliate of the Lender, to purchase up to 775,758 shares of the Company’s common stock on a cash or cashless basis at an original exercise price of $4.13 per share, (which amount reflects the Company’s 1-for-3.75 reverse split of its common stock effective November 18, 2008).  The estimated fair value of the warrants was $1.5 million, which was calculated using the Black-Scholes pricing model.  The warrants were originally accounted for as debt discount and the adjustment resulting from the repricing of the warrants increased the debt discount, which is being amortized over the remaining life of the Credit Agreement.  The warrants were previously recorded in stockholder’s equity.

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

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The exercise price and/or number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances, including certain issuances of securities at a price equal to less than the then current exercise price, subdivisions and stock splits, stock dividends, combinations, reorganizations, reclassifications, consolidations, mergers or sales of properties and assets and upon issuance of certain assets or securities to holders of the Company’s common stock, as applicable. On January 1, 2009, the Company adopted FASB guidance which affected how instruments indexed to an entity’s own stock are accounted for.  The adoption of the revised FASB guidance resulted in the reclassification of the PEM Group warrants from stockholders’ equity to liabilities, and required that the warrants be fair valued pursuant to “mark to market” provisions at each reporting period, with the changes in fair value recognized in the Company’s consolidated statement of operations.

At December 31, 2009, the Company had warrants subject to “mark to market” provisions outstanding to purchase 775,758 shares of common stock.  The Company computed the fair value of the warrants using a Black-Scholes valuation model.  The fair value of these warrants on December 31, 2009 was determined using the following assumptions:

December 31, 2009
Dividend yield	None
Expected volatility	71%
Risk-free interest rate	1.14%
Expected term	7 years
Stock price	$0.76

During the three months ended September 30, 2010, the change in fair value of the warrants resulted in a $0.2 million decrease to other income (expense) in the unaudited condensed consolidated statement of operations and a corresponding increase to the warrant liability.  During the nine months ended September 30, 2010, the change in fair value of the warrants resulted in a $0.1 million decrease to other income (expense) in the unaudited condensed consolidated statement of operations and a corresponding increase to the warrant liability.

On August 31, 2010, the Company completed a transaction with PEM Group involving the repurchase of the two outstanding stock warrants for an aggregate purchase price of $100,000 pursuant to a Warrant Purchase Agreement by and among the Company and PEM Group that was entered into on August 30, 2010.  The Company recorded a gain on the repurchase of the warrants of $0.3 million as a result of the fair value of the warrants exceeding the purchase price.  The gain on the repurchase of the warrants was recorded as part of the gain on the extinguishment of debt in the unaudited condensed consolidated statements of operations.

NOTE 12 — STOCKHOLDER’S EQUITY

In connection with the ACC Transaction, Mr. Brand accepted $450,000 worth of the Company’s common stock as partial payment on his Amended Subordinated Contingent Note pursuant to the Stock Issuance Agreement.  See Note 10.  The Company issued Mr. Brand 417,525 shares of Company common stock pursuant to the Stock Issuance Agreement, which was calculated using a per share price of $1.07778.  The per share price was determined by applying a 15% premium to $0.9372, the volume weighted average price of the shares from June 8, 2010 through June 10, 2010, as required by the Master Agreement.

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 — FAIR VALUE MEASUREMENTS

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

As of January 1, 2009, the Company was required to apply updated FASB guidance to the derivative that is within the warrant that was issued as consideration for the Company’s Credit Agreement as discussed in Note 10 and, which was included as a discount on the Company’s long-term debt as of December 31, 2009.  The warrants were repurchased on August 30, 2010 (see Note 11).  The derivative was valued using the Black-Scholes model at August 30, 2010 to determine the value just prior to the repurchase.  The key inputs in the model at August 30, 2010 are as follows:

August 30, 2010
Dividend yield	None
Expected volatility	101%
Risk-free interest rate	0.50%
Expected term	7 years
Stock price	$0.74

The derivative is measured at fair value on a recurring basis using significant observable inputs (Level 2).  The amount of total gain in earnings for the period is as follows:

Warrant Liability

Beginning balance at December 31, 2009	$292
Total expense recognized in earnings	123
Fair value of warrants repurchased	(415)
Ending balance at September 30, 2010	$—

Cash, accounts receivable, accounts payable and accrued expenses reflected in the unaudited condensed consolidated balance sheets are a reasonable estimate of their fair value due to the short term nature of these instruments.  The carrying value of the Company’s borrowings is a reasonable estimate of its fair value as borrowings under the Company’s credit arrangements have variable rates that reflect currently available terms and

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

conditions for similar debt.  As of September 30, 2010, the Company did not have any financial assets and liabilities measured at fair value on a recurring basis that would be subject to the disclosure provisions of FASB guidance noted above.

NOTE 14 — CASUALTY LOSS

On September 27, 2010, the Company’s French subsidiary, CXR AJ, sustained significant damage to a portion of the building comprising its Abondant, France facility as a result of a fire.  The portion of the building damaged was primarily used for raw materials storage.  Virtually all of the raw materials that were on-site were destroyed in the fire.  CXR AJ’s main operating facility, which includes administration, finance, sales and engineering, was not damaged by the fire.  Immediately after the fire, CXR AJ’s insurer was on-site evaluating the damage.  CXR AJ maintains adequate insurance coverage for such events and it anticipates that any business interruption impact will be recoverable under the insurance policy.  The insurance company intends to provide an advance of funds in early November 2010, which will be applied towards replacement of the raw materials that were destroyed by the fire.  CXR AJ is still evaluating the impact of the fire on CXR AJ’s future operations, including the effects of this event on CXR AJ’s liquidity and cash flows.

As of September 30, 2010, the Company recorded an impairment for the raw materials inventory destroyed by the fire of €0.8 million (approximately $1.1 million at the September 30, 2010 exchange rate).  As the CXR AJ insurance policy covers this inventory amount and the insurance company has confirmed that this inventory is covered under replacement cost, the Company has recorded a receivable for the same amount as the impairment loss.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q. The information contained in this report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-Q and in our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2009, as amended, and subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, which discuss our business in greater detail.  This report and the following discussion contain forward-looking statements, which generally include the plans, objectives and expectations of management for future operations, including plans, objectives and expectations relating to our future economic performance and our current beliefs regarding revenues we might generate and profits we might earn if we are successful in implementing our business and growth strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

•                  the ongoing revenues and profitability of the Company will be substantially reduced as a result of our sale of ACC;

•                  the potential negative impact on shipments and long-term contracts as a result of the fire loss at our French facility;

•                  our ability to successfully enter into strategic alliances or merge with or acquire other companies in the communications business segment;

•                  our ability to organically grow our European based aerospace and defense divisions;

•                  exposure to and impacts of various international risks including legal, business, political and economic risks associated with our international operations, also including the impact of foreign currency translation;

•                  our inability to compete directly against ACC, RO Associates or the Digitran Operations as a result of previous sales of such whereby we are prohibited under the relevant sales agreements;

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

•                  our ability to successfully support the working capital needs of the Company;

•                  the impact of current and/or future economic conditions, including but not limited to the overall condition of the stock market, the overall credit market, the global recession, political, economic and/or other constraints which are or may negatively impact the industries in which we participate and/or the ability for us to market the products which we sell;

•                  our ability to successfully compete against competitors that in many cases are larger than we, have access to significantly more working capital than we and have significant resources in comparison to us; and

•                  our ability to sell additional assets, complete a recapitalization, or consummate a merger or other type of transaction, if necessary.

We do not undertake to update, revise or correct any forward-looking statements.

Any of the factors described above or in the “Risk Factors” sections contained in our Annual Report on Form 10-K for the year ended December 31, 2009, as amended, could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

Recent Developments

On September 27, 2010, the Company’s French subsidiary, CXR AJ, sustained significant damage to a portion of the building comprising its Abondant, France facility as a result of a fire.  The portion of the building damaged was primarily used for raw materials storage.  Virtually all of the raw materials that were on-site were destroyed in the fire.  CXR AJ’s main operating facility, which includes administration, finance, sales and engineering, was not damaged by the fire.  CXR AJ is still evaluating the impact of the fire on CXR AJ’s future operations, including the effects of this event on CXR AJ’s liquidity and cash flows.

On August 31, 2010, EEC completed the sale to Aeroflex of all of the issued and outstanding shares of ACC and all of the issued and outstanding shares of common stock of CCI (the “ACC Transaction”) pursuant to the June 7 ACC Purchase Agreement.

On June 7, 2010, EMRISE Electronics Corporation (“EEC”), a wholly-owned subsidiary of EMRISE Corporation (the “Company”), entered into a Stock Purchase Agreement by and among Aeroflex Incorporated (“Aeroflex”), as buyer, and EEC, as seller, relating to the sale of all of the issued and outstanding shares of common stock of Advanced Control Components, Inc. (“ACC”) and all of the issued and outstanding shares of common stock of Custom Components, Inc. (“CCI”) (collectively the “ACC Operations”) (the “ACC Purchase Agreement”), which was subsequently assigned by Aeroflex to its subsidiary, Aeroflex/KDI, Inc.

At the closing of the ACC Transaction, the Company received net proceeds, after closing costs, of $17.0 million.  The consideration for the ACC Transaction consisted of an aggregate purchase price of $20 million in cash (the “Purchase Price”).  An amount equal to $0.8 million was placed in a 12-month escrow account pursuant to an agreement between Aeroflex and EEC to satisfy any indemnification claims.  Following the 12-month escrow period, any unused funds in the account will be returned to the Company.  In addition, the following amounts were satisfied out of the Purchase Price:  (i) $10.6 million to the Company’s senior lender, which represents the aggregate amount of the indebtedness owed by EEC to the senior lender, which was satisfied by payment of $9.6 million in cash and by delivering a two-year interest bearing note in the amount of $1 million, and (ii) $3.1 million in cash and a $2.8 million, three-year interest bearing note, both in satisfaction of the deferred purchase price and contingent payments owed by EEC to certain of ACC’s previous shareholders, Charles S. Brand, Thomas P.M. Couse, Joanne Couse and Michael Gaffney (collectively, the “Former Shareholders”).  The Purchase Price was also adjusted by $0.8 million based on the estimated level of adjusted net working capital of ACC at the closing of the Transaction, subject to final determination pursuant to the procedures set forth in the Purchase Agreement.

In March of 2009, the Company sold substantially all of the assets related to the Digitran division of EEC, and all of the issued and outstanding equity interests of EEC’s wholly-owned subsidiary, XCEL Japan, Ltd. (collectively, the “Digitran Operations”).  In March of 2010, the Company completed the sale of substantially all of the assets of EEC’s subsidiary, RO Associates (the “RO Operations”).

The Company has classified the ACC Operations, RO Operations and Digitran Operations as discontinued and held for sale operations in the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations for all periods presented.

Business Description

We design, manufacture and market proprietary electronic devices and communications equipment for aerospace, defense, industrial, and communications applications. We have operations in the U.S., England, and France.  We organize our business in two operating segments: electronic devices and communications equipment.

In the third quarter of 2010, our electronic devices segment contributed approximately 55% of overall net sales while the communications segment contributed approximately 45% of overall net sales. Our subsidiaries within our electronic devices segment design, develop, manufacture and market power supplies, radio frequency, or RF, and microwave devices for defense, aerospace and industrial markets.  Our subsidiaries within our communications equipment segment design, develop, manufacture and market network access equipment, including network timing and synchronization products, for communications applications in defense, public and private networks and industrial markets.

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

Foreign Currency Translation

We have foreign subsidiaries that together accounted for approximately 81% and 85% of our net revenues from continuing operations for the nine months ended September 30, 2010 and 2009, respectively, and 64% and 69% of our assets and 70% and 29% of our total liabilities as of September 30, 2010 and December 31, 2009, respectively.  In preparing our consolidated financial statements, we are required to translate the financial statements of our foreign subsidiaries from the functional currencies in which they keep their accounting records into U.S. dollars. This process results in exchange gains and losses which, under relevant accounting guidance, are included either within our statement of operations under the caption “other income (expense)” or as a separate part of our net equity under the caption “accumulated other comprehensive income (loss).”

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

Based on our assessment of the factors discussed above, we consider the functional currency of each of our international subsidiaries to be each subsidiary’s local currency. Accordingly, we had cumulative translation losses of $2.0 million and $1.6 million that were included as part of accumulated other comprehensive loss within our balance sheets at September 30, 2010 and December 31, 2009, respectively. During the three months ended September 30, 2010 and 2009, we included translation gains of $0.7 million and losses of $0.1 million, respectively, under accumulated other comprehensive loss.  During the nine months ended September 30, 2010 and 2009, we included translation losses of $0.4 million and gains of $1.3 million, respectively, under accumulated other comprehensive loss.

The magnitude of these gains or losses depends upon movements in the exchange rates of the foreign currencies in which we transact business as compared to the value of the U.S. dollar. During the third quarter of 2010 and 2009, these currencies primarily included the euro and the British pound sterling. Any future translation gains or losses could be significantly higher or lower than those we recorded for these periods.

A 2.5 million British pound sterling loan payable from one of our subsidiaries in England to EMRISE was outstanding as of September 30, 2010 ($4.0 million based on the exchange rate at September 30, 2010).  Exchange rate losses and gains on the long-term portion of this loan are recorded in cumulative translation gains or losses in the equity section of the balance sheet.

Intangibles, Including Goodwill

We periodically evaluate our intangibles, including goodwill, for potential impairment. Our judgments regarding the existence of impairment are based on many factors including market conditions and operational performance of our acquired businesses.

In assessing potential impairment of goodwill, we consider these factors as well as forecasted financial performance of the acquired businesses.  If forecasts are not met, we may have to record additional impairment charges not previously recognized. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of those respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets that were not previously recorded.  If that were the case, we would have to record an expense in order to reduce the carrying value of our goodwill.  Under FASB guidance related to goodwill and other intangible assets, we are required to analyze our goodwill for impairment issues at least annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  At September 30, 2010, our reported goodwill totaled $4.9 million.

Results of Operations

Overview

A majority of our products are customized to the unique specifications of our customers and are subject to variable timing of delivery.  Shipments of products can be accelerated or delayed due to many reasons including, but not limited to, exceeding or not meeting customer contract requirements, a change in customer timing or specifications, technology related issues and production related issues.  Comparability of our revenues and gross profit is difficult from period to period due to this product variability.  Exceptions to this include certain long-term military contracts and certain long-term telecommunications contracts.

Overall sales from continuing operations decreased 15.9% in the third quarter of 2010 as compared to the third quarter of 2009.  Our overall net sales of $7.8 million for the third quarter of 2010 reflected declines in net sales volume at our subsidiaries in England, which were partially offset by increases in net sales volume in both of our communications equipment subsidiaries.  The declines were also affected by the negative impact of exchange rates between the U.S. dollar and the British pound sterling and the euro.

Overall gross profit, as a percentage of sales, from continuing operations decreased to 29.8% in the third quarter of 2010 from 34.0% in the third quarter of 2009, but is consistent with second quarter 2010 gross profit, as a percentage of sales.  The decrease in gross profit, as a percentage of sales, from continuing operations from third quarter 2009 was primarily due to the decline in gross margins within our electronic devices segment and our French communications equipment subsidiary, which was partially offset by improvements in gross profit, as a percentage of sales, within our U.S. communications equipment subsidiary.

The following is a detailed discussion of our results of operations by business segment.  As a result of the sale of the Digitran Operations in March of 2009, the sale of the RO Operations in March of 2010 and the sale of the ACC Operations in August of 2010, for purposes of the following discussion and analysis, the Digitran, RO and ACC Operations have been removed from the prior period comparisons and are reported as discontinued operations for all periods presented.

Comparison of the Three Months Ended September 30, 2010 to the Three Months Ended September 30, 2009

Net Sales

	Three Months Ended		Variance
	September 30,		Favorable (Unfavorable)
(in thousands)	2010	2009	Dollar	Percent

Electronic devices	$4,285	$5,928	$(1,643)	(27.7)%
as % of net sales from continuing operations	55.0%	64.0%
Communications equipment	3,505	3,332	173	5.2%
as % of net sales from continuing operations	45.0%	36.0%
Total net sales from continuing operations	7,790	9,260	(1,470)	(15.9)%
Discontinued operations	2,848	5,059
Total net sales	$10,638	$14,319

Electronic Devices Segment

The decrease in sales of our electronic devices segment in the third quarter of 2010 as compared to the third quarter of 2009 was primarily due to delays in the production schedule for the European fighter aircraft (Typhoon) and other military power supply projects.  Additionally, and equally as contributory, a significant portion of our business at our U.K. subsidiaries is transacted in U.S. dollars and was negatively impacted by exchange rate fluctuations, albeit to a lesser extent than previous periods, as the subsidiary’s local currency is the British pound sterling.  The translation impact of exchange rates remains an uncertainty and could negatively or positively impact our overall results in future periods.

We expect quarterly sales volumes in the fourth quarter of 2010 to be slightly higher than third quarter 2010 levels due to an expected increase in In Flight Entertainment (“IFE”) during the fourth quarter of 2010 as a result of orders received and a potential for a slight increase in military power supply orders.  The backlog for our electronic devices segment has increased significantly over the 2009 third quarter and the 2010 second quarter.

Communications Equipment Segment

The increase in net sales within our communications equipment segment in the third quarter of 2010 compared to 2009 was due to increased sales volume in both of our communications equipment subsidiaries.  Our French subsidiary has experienced increases in orders and resulting shipments for networking equipment, partially offset by the negative effect of exchange rate fluctuations between the U.S. dollar and the euro.  Net sales of test equipment at our U.S. communications equipment subsidiary remains strong as a result of our Federal Aviation Administration (“FAA”) and U.S. military contracts and is a primary reason for the increase in sales compared to the 2009 third quarter.  We also experienced an increase in net sales of our timing equipment over the prior year quarter.

Both of our communications equipment subsidiaries have a strong backlog going into the fourth quarter of 2010.  We continue to make efforts to increase our commercial business for our French operations and are experiencing the positive effects of those efforts.  We expect sales at our French subsidiary to be lower in the fourth quarter of 2010 as a result of the damage sustained from the fire at the end of September, as further described in Note 14 in the accompanying notes to unaudited condensed consolidated financial statements.  However, we are still evaluating the actual impact of the fire damage on our operations and our French subsidiary’s ability to ship product beginning in the first quarter of 2011.  We expect sales at our U.S. communications equipment subsidiary to be higher in the fourth quarter of 2010 compared to the third quarter of 2010 as a result of the ongoing contracts with the FAA and U.S. military and anticipated orders for network timing products.

Gross Profit

Electronic Devices Segment

	Three Months Ended		Variance
	September 30,		Favorable (Unfavorable)
(in thousands)	2010	2009	Dollar	Percent

Electronic devices	$1,018	$1,894	$(876)	(46.3)%
as % of net sales from continuing operations	23.8%	32.0%
Communications equipment	1,300	1,257	43	3.4%
as % of net sales from continuing operations	37.1%	37.7%
Total gross profit from continuing operations	2,318	3,151	(833)	(26.4)%
Total gross margin from continuing operations	29.8%	34.0%
Discontinued operations	1,288	2,170
Total gross profit	$3,606	$5,321

The decrease in gross profit, as a percentage of net sales, for our electronic devices segment from 32.0% in the third quarter of 2009 to 23.8% in the third quarter of 2010 is primarily due to the decrease in volume of sales, as discussed above, and also due to changes in product mix as a result of a shift between military and commercial sales and the negative impact of exchange rate fluctuations between the U.S. dollar and the British pound sterling.

We expect that gross profit, as a percentage of sales, in the fourth quarter of 2010 will be slightly above those levels achieved in the third quarter of 2010 as a result of expected changes in product mix to higher margin products and the improvement of sales volumes.

Communications Equipment Segment

The slight decrease in gross profit, as a percentage of sales, for our communications equipment segment from 37.7% in the third quarter of 2009 to 37.1% in the third quarter of 2010 is primarily the result of sales of test instruments, which carry a lower margin, and the negative impact of exchange rates between the U.S. dollar and the euro at our French subsidiary.  These decreases were partially offset by increases in gross profit, as a percentage of sales, at our U.S. communications equipment subsidiary primarily due to an increase in sales volume of higher margin network access timing products during the quarter.

We expect that gross profit, as a percentage of sales, for the fourth quarter of 2010 will remain relatively consistent with the gross profit, as a percentage, of sales experienced in the third quarter of 2010.

Operating Expenses

	Three Months Ended		Variance
	September 30,		Favorable (Unfavorable)
(in thousands)	2010	2009	Dollar	Percent

Selling, general and administrative	$2,491	$3,257	$766	23.5%
as % of net sales from continuing operations	32.0%	35.2%
Engineering and product development	458	435	(23)	(5.3)%
as % of net sales from continuing operations	5.9%	4.7%
Employee transaction costs	872	—	(872)	100.0%
Total operating expenses from continuing operations	3,821	3,692	(129)	(3.5)%
Discontinued operations	518	2,252
Total operating expenses	$4,339	$5,944

Selling, general and administrative expenses

General and administrative expenses decreased in the third quarter of 2010 as compared to 2009 primarily related to cost savings realized in the current year as a result of headcount reductions, salary reductions and facility closures in the prior year.  Partially offsetting these decreases, we experienced some minor increases in facility expense during the quarter due to slightly higher facility costs at our U.S. communications equipment subsidiary, CXR Larus Incorporated (“CXR Larus”).  CXR Larus and RO shared a facility prior to the sale of the RO Operations in March 2010, but subsequent to the sale, CXR Larus is burdened with the entire facility cost. The facility lease at CXR Larus ends in June of 2011, at which time we anticipate moving to a less expensive facility or negotiating a reduced rate at the current facility.  Additionally, during the quarter we incurred $0.3 million of costs associated with transaction activities, which are in excess of the costs we would have normally incurred if we had not been engaged in such transaction activities.

During the fourth quarter of 2010, we expect selling, general and administrative expense to be lower than the 2009 comparative period as we see the affects of the cost reduction actions taken in 2009, which included headcount reductions, office closures in France and California, and an overall decrease in the corporate budget as the majority of these non-recurring costs mentioned above are eliminated.  In addition, we have further reduced corporate general and administrative costs as a result of additional headcount reductions subsequent to the ACC Transaction, which will favorably impact our selling, general and administrative costs going forward.

Engineering and product development

The slight increase in engineering and product development costs is primarily due to an increase in investment in engineering and product development at our communications equipment subsidiaries to further develop our next generation network timing products and support existing products.

During the fourth quarter of 2010, engineering and product development expenses are expected to increase as we continue to invest in our existing products.

Employee transaction costs

As a result of the ACC Transaction, we incurred $0.9 million in employee transaction costs for employees of EMRISE, which remain in continuing operations and are non-recurring.  Effective September 1, 2010, the employment three corporate personnel, including our former Chief Financial Officer, was terminated, by mutual agreement, as part of a realignment of our corporate finance organization in connection with the significant changes caused by the sale of the ACC Operations and other divisions including the RO Operations and Digitran Operations.  Additionally, in consideration for forfeiting their change in control provision within their existing employment contracts, our Chief Executive Officer and our President and Chief Operating Officer both received a transaction payment.

Interest expense

Interest expense was $0.3 million for the three months ended September 30, 2010 compared to $0.7 million for the three months ended September 30, 2009 due to lower outstanding loan balances, the conclusion of amortizing the debt discount and deferred financing costs incurred in 2007 and the repayment of a substantial portion of our senior lender debt in August of 2010.  We expect quarterly interest expense for the fourth quarter of 2010 to decrease significantly from the comparable prior year period due to the substantially lower outstanding loan balances resulting from the repayment of debt from the proceeds of the ACC Transaction.

Other income and expense

We recorded other expense of $0.3 million in the third quarter of 2010 compared to $25,000 in the third quarter of 2009.  Other income and expense consists primarily of (i) fair value adjustments on warrants and (ii) short-term exchange rate gains and losses associated with the volatility of the U.S. dollar to the British pound sterling and euro on the current portion of certain assets and liabilities.  The change in the fair value of warrants during the three months ending September 30, 2010 resulted in expense of $0.2 million compared to expense of $0.1 million in the same period of 2009.  The remaining expense of $0.1 million for the third quarter of 2010 was predominantly related to short-term exchange rate losses.

Gain on extinguishment of debt

We recorded a gain on the extinguishment of debt of $0.5 million in the third quarter of 2010 as a result of the substantial modification of the credit facility with our senior lender.  On August 31, 2010, we repaid all except $1 million of debt owed to our senior lender and amended the Credit Agreement substantially for amount, terms, rates and repayment.  This resulted in the transaction being accounted for as an extinguishment of debt.  In connection with the transaction, the senior lender waived the deferred fees owed to them at maturity and agreed to sell the warrants held by their affiliate for $100,000.  The gain on extinguishment of debt includes the amount of fair value of the warrants that exceeded the purchase price of $0.3 million, the reversal of the deferred fees and the legal costs associated with the transaction.  See Note 11 in the accompanying notes to condensed consolidated financial statements.

Income tax provision (benefit)

Income tax benefit amounted to $0.2 million for the third quarter of 2010 compared to expense of $0.2 million for the third quarter of 2009.  We recorded income tax expense in the 2009 period primarily as a result of foreign income tax on foreign earned profits in Europe.  The income tax benefit in the third quarter of 2010 was related to the losses from continuing operations that we incurred during the quarter.

The Company has exhausted a significant portion of its net operating losses available to be carried forward into future periods and, as a result, any income from operations and/or gain on sales of assets could result in tax obligations in 2010.

(Loss) Income from discontinued operations

We reported net income from discontinued operations of $0.3 million during the third quarter of 2010 compared to a net loss of $0.3 million during the third quarter of 2009.  The income from discontinued operations included a $0.3 million loss on the sale of the ACC Operations, offset by operating profits for the ACC Operations.  The loss from discontinued operations for the third quarter of 2009 relates to a purchase price adjustment for the Digitran Operations, the operating losses incurred by the RO Operations, partially offset by operating income from the ACC Operations.

Net (loss) income

We reported a net loss of $1.1 million in the third quarter of 2010 compared to $1.8 million in the third quarter of 2009.  Included in net loss in the third quarter of 2010 was an overall decline in net sales and gross profit from continuing operations, $0.9 million in non-recurring employee transaction costs and $0.3 million in non-recurring costs associated with transaction activities resulting in a loss from continuing operations of $1.4 million, offset by income on discontinued operations discussed above of $0.3 million.  We expect net loss from continuing operations for the fourth quarter of 2010 to improve as a result of additional headcount reductions and lower interest expense.

Comparison of the Nine Months Ended September 30, 2010 to the Nine Months Ended September 30, 2009

Net Sales

	Nine Months Ended		Variance
	September 30,		Favorable (Unfavorable)
(in thousands)	2010	2009	Dollar	Percent

Electronic devices	$12,680	$17,399	$(4,719)	(27.1)%
as % of net sales from continuing operations	59.4%	67.0%
Communications equipment	8,676	8,571	105	1.2%
as % of net sales from continuing operations	40.6%	33.0%
Total net sales from continuing operations	21,356	25,970	(4,614)	(17.8)%
Discontinued operations	13,988	16,832
Total net sales	$35,344	$42,802

Electronic Devices Segment

The decrease in sales of our electronic devices in the nine months ending September 30, 2010 as compared to the same period of 2009 was primarily due to lower volume as a result of the global economic conditions, delays in the production schedule for the European fighter aircraft (Typhoon) and other military power supply projects.  Additionally, In Flight Entertainment (“IFE”) has experienced delays in orders and one large contract at one of our U.K. subsidiaries concluded in the second quarter of 2009.  Additionally, a significant portion of our business at U.K. subsidiaries is transacted in U.S. dollars and was negatively impacted by exchange rate fluctuations, as the subsidiary’s local currency is the British pound sterling.  The translation impact of exchange rates remains an uncertainty and could negatively or positively impact our overall results in future periods.

Communications Equipment Segment

During the nine months ending September 30, 2010, net sales within our communications equipment segment remained relatively consistent with the same period of 2009.  We experienced an increase in sales of test equipment to the FAA and the U.S. military at our U.S. communications equipment subsidiary, offset by a decrease in orders and shipments for network timing products at our French subsidiary due largely to economic impacts and spending reductions by the French Defense Ministry.

Gross Profit

	Nine Months Ended		Variance
	September 30,		Favorable (Unfavorable)
(in thousands)	2010	2009	Dollar	Percent

Electronic devices	$3,101	$5,787	$(2,686)	(46.4)%
as % of net sales from continuing operations	24.5%	33.3%
Communications equipment	3,109	3,003	106	3.5%
as % of net sales from continuing operations	35.8%	35.0%
Total gross profit from continuing operations	6,210	8,790	(2,580)	(29.4)%
Total gross margin from continuing operations	29.1%	33.8%
Discontinued operations	7,011	6,947
Total gross profit	$13,221	$15,737

Electronic Devices Segment

The decrease in gross profit, as a percentage of net sales, for our electronic devices segment from 33.3% in the nine months ending September 30, 2009, to 24.5% in the same period of 2010 is primarily due to the decrease in volume of sales as discussed above and also due to changes in product mix and the negative impact of exchange rate fluctuations between the U.S. dollar and the British pound sterling.

Communications Equipment Segment

The increase in gross profit, as a percentage of sales, for our communications equipment segment from 35.0% in the nine months ending September 30, 2009, to 35.8% in the same period of 2010 is primarily the result of increases in gross margins at our U.S. communications equipment subsidiary primarily due to an increase in sale of higher margin network timing products, partially offset by unfavorable impacts as a result of the changes in foreign currency exchange rates between the U.S. dollar and the euro.

Operating Expenses

	Nine Months Ended		Variance
	September 30,		Favorable (Unfavorable)
(in thousands)	2010	2009	Dollar	Percent

Selling, general and administrative	$7,591	$9,179	$1,588	17.3%
as % of net sales from continuing operations	35.5%	35.3%
Engineering and product development	1,382	1,274	(108)	(8.5)%
as % of net sales from continuing operations	6.5%	4.9%
Employee transaction costs	872	—	(872)	100.0%
Total operating expenses from continuing operations	9,845	10,453	608	5.8%
Discontinued operations	3,692	5,623
Total operating expenses	$13,537	$16,076

Selling, general and administrative expenses

The decrease in selling, general and administrative expenses is primarily the result of the cost reduction activities implemented in 2009, which included headcount reductions, office closures in France and California, and an overall decrease in corporate expenses.  Also contributing to the decrease was the impact of the headcount reductions in the first half of 2009, which resulted in employee termination costs that were not present in the nine months ending September 30, 2010.  These decreases were offset slightly by CXR Larus absorbing all of the facility costs at its location in the second and third quarter of 2010 where it had previously shared costs with the RO Operations.  However, selling, general and administrative costs, as a percentage of sales, remained relatively consistent with the current year period reflecting certain costs for consulting, legal and audit of approximately $0.5 million that will not recur in future periods.  We have made additional headcount reductions for our corporate headquarters as a result of the ACC Transaction.

Engineering and product development

The increase in engineering and product development costs is primarily due to communications equipment subsidiaries related to development of upgrades and enhancements to our next generation network timing products and enhancements of existing products.

Employee transaction costs

As a result of the ACC Transaction, we incurred $0.9 million in employee transaction costs for employees of EMRISE, which remain in continuing operations and are non-recurring.  Effective September 1, 2010, the employment of three corporate personnel, including our former Chief Financial Officer, was terminated, by mutual agreement, as part of a realignment of our corporate finance organization in connection with the significant changes caused by the sale of the ACC Operations and other divisions, including the RO Operations and Digitran Operations.  Additionally, in consideration for forfeiting their change in control provision within their existing employment contracts, our Chief Executive Officer and our President and Chief Operating Officer both received a transaction payment.

Interest expense

Interest expense was $1.9 million for the nine months ending September 30, 2010 compared to $3.1 million for the nine months ending September 30, 2009 due to substantially lower outstanding loan balances.  Additionally, in the nine months ending September 30, 2009, we accelerated the amortization of deferred financing costs and debt discount in the amount of $0.5 million associated with the partial repayment of our Term Loan B, which was absent in the same period of 2010.  Included in interest expense in the nine months ending

September 30, 2010 was $0.6 million of non-cash amortization of deferred financing costs and non-cash amortization of debt discount compared to $1.2 million in the same period of 2009.

Other income and expense

We recorded other income of $6,000 in the nine months ending September 30, 2010 compared to $0.1 million in the same period of 2009.  Other income and expense consists primarily of (i) fair value adjustments on warrants and (ii) short-term exchange rate gains and losses associated with the volatility of the U.S. dollar to the British pound sterling and euro on the current portion of certain assets and liabilities.  The change in the fair value of warrants during the nine months ending September 30, 2010 resulted in expense of $0.1 million compared to income of $0.4 million in the same period of 2009.  The remaining income of $0.1 million for the nine months ending September 30, 2010 was predominantly related to short-term exchange rate gains.

Gain on extinguishment of debt

We recorded a gain on the extinguishment of debt of $0.5 million in the third quarter of 2010 as a result of the substantial modification of the credit facility with our senior lender.  On August 31, 2010, we repaid all except $1 million of debt owed to our senior lender and amended the Credit Agreement substantially for amount, terms, rates and repayment.  This resulted in the transaction being accounted for as an extinguishment of debt.  In connection with the transaction, the senior lender waived the deferred fees owed to them at maturity and agreed to sell the warrants held by their affiliate for $100,000.  The gain on extinguishment of debt includes the amount of fair value of the warrants that exceeded the purchase price of $0.3 million, the reversal of the deferred fees and the legal costs associated with the transaction.  See Note 11 in the accompanying notes to condensed consolidated financial statements.

Income tax provision (benefit)

Income tax benefit amounted to $0.6 million for the nine months ending September 30, 2010 compared to expense of $0.5 million for the same period of 2009.  We recorded income tax expense in the 2009 period primarily as a result of foreign income tax on foreign earned profits in Europe.  The income tax benefit in the 2010 period was related to the losses from continuing operations that we incurred during 2010.

(Loss) Income from discontinued operations

In connection with the sale of the RO Operations on March 20, 2010 and the sale of the ACC Operations on August 31, 2010, we reported income from discontinued operations of $1.5 million (net of tax of $0.8 million) during the nine months ending September 30, 2010, which includes a $0.5 million loss on the sale of the RO Operations and a $0.3 million loss on the sale of the ACC Operations, offset by $1.9 million in operating income from those subsidiaries.  We reported income from discontinued operations of $7.5 million during the nine months ending September 30, 2009, which includes a $7.2 million gain on the sale of the Digitran Operations.

Net income (loss)

We reported a net loss of $2.9 million in the nine months ending September 30, 2010 and net income of $2.5 million in the same period of 2009.  Included in net loss in the 2010 period was an overall decline in net sales and gross profit from continuing operations, $0.9 million in non-recurring employee transaction costs, $0.5 million in non-recurring costs associated with transaction activities and $1.9 million of interest expense, which were partially offset by $0.5 million gain on extinguishment of debt and $1.5 million of income from discontinued operations, discussed above.

Liquidity and Capital Resources

In making an assessment of our liquidity, we believe that the items in our financial statements that are most relevant to our ongoing operations are working capital, cash generated from operating activities and cash available from financing activities.  We fund our daily cash flow requirements through funds provided by operations and through borrowings under our various lines of credit.  Working capital from continuing operations was $10.8 million at September 30, 2010 as compared to negative $3.5 million at December 31, 2009.  The increase in working capital was the result of the repayment of substantially all of the debt owed to GVEC Resource IV Inc. (“Lender”) and an increase in cash balances from the proceeds of the ACC Transaction.  At September 30, 2010 and December 31, 2009, we had accumulated deficits of $29.4 million and $26.6 million, respectively, and cash and cash equivalents of $5.8 million and $4.0 million, respectively.

Net cash used in operating activities during the nine months ended September 30, 2010 totaled $1.7 million.  Significant non-cash adjustments to our net loss for 2010 include (i) the amortization of debt discount and amortization of deferred financing costs which, on a combined basis, totaled $0.6 million, both of which are non-cash components of interest expense associated with our Credit Agreement, and (ii) depreciation and amortization expense which totaled $0.8 million.  The primary significant use of cash associated with operating activities during the nine months ending September 30, 2010 was an increase in prepaid and other assets by approximately $1.4 million primarily associated with a receivable recorded for insurance recoveries from the fire at CXR AJ.  The primary sources of cash associated with operating activities during the nine months ending September 30, 2010 included a decrease in accounts receivable, which decreased by $1.0 million, due primarily to steady collections on sales and lower sales in 2010, a decrease in inventory of $0.9 million primarily due to the impairment of raw materials inventory destroyed in the fire at CXR AJ, and an increase in accounts payable and accrued expenses of $0.6 million primarily related to transaction costs accrued at the time of the ACC Transaction.

Cash generated from our investing activities during the nine months ending September 30, 2010 totaled $17.7 million. This amount consisted primarily of net cash proceeds generated by the March 2010 sale of the RO Operations and the August 2010 sale of the ACC Operations.

Cash used in financing activities during the nine months ending September 30, 2010 totaled $14.0 million, which was primarily from the repayment of $9.5 million of debt owed to the Lender and $3.1 million owed to the Former Shareholders.

At September 30, 2010, we had total debt obligations of $4.2 million.  Total debt includes a term loan to the Lender of $1.0 million, notes payable to stockholders of less than $0.1 million, capital lease obligations of $0.3 million and notes payable to the Former Shareholders of $2.8 million, the current portion of which loans and obligations totaled $0.2 million.

On August 31, 2010, two of our UK subsidiaries, Pascall Electronics Limited (“Pascall”) and XCEL Power Systems, Ltd. (“XCEL”), each entered into a Receivables Finance Agreement with Lloyds (each, a “Receivables Finance Agreement” and, collectively, the “Receivables Finance Agreements”), pursuant to which Lloyds agreed to provide Pascall and XCEL a credit facility to support their UK operations in the aggregate principal amount of £2,75 million ($4.3 million based on the exchange rate on September 30, 2010), in each case at an advance rate of 85%, a discount charge of 2.5% above the base rate, and a service fee of 0.2%.  The Receivables Finance Agreements bear interest at the base rate plus 2.5% on the outstanding balance and is paid monthly.

As of September 30, 2010, Pascall and XCEL had no outstanding borrowings under the Receivables Finance Agreements.

On September 20, 2010, our French subsidiary, CXR Anderson Jacobson (“CXR AJ”) entered into a Factoring Agreement with FACTOCIC S.A., a subsidiary of CIC Group (“CIC”) (the “CIC Agreement”), pursuant to which CIC agreed to provide CXR AJ a financing arrangement to support its French operations in the aggregate principal amount of €1.35 million ($1.8 million based on the exchange rate on September 30, 2010) at an advance rate of 90% of presented trade receivables.  The CIC Agreement bears interest at the three month EURIBOR plus 1.4%.

As of September 30, 2010, CXR AJ had no outstanding borrowings under the CIC Agreement.

Our backlog from continuing operations was $18.6 million as of September 30, 2010 as compared to $16.9 million as of December 31, 2009. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. Our backlog as of September 30, 2010 was approximately 86% related to our electronic devices business, which business tends to provide us with long lead-times for our manufacturing processes due to the custom nature of the products, and approximately 14% related to our communications equipment business, which business tends to deliver standard or modified standard products from stock as orders are received. We believe that the majority of our current backlog will be shipped within the next 12 months.  However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

Credit Agreement

EMRISE (including each of its direct subsidiaries), are parties to a Credit Agreement, as amended, with the Lender, providing for a Credit Agreement in the aggregate amount of $26 million.  As of September 30, 2010, we owed a total of $1.0 million under the terms of the Credit Agreement.  All references to the Credit Agreement herein refer to the Credit Agreement as amended.

The Credit Agreement consisted of the Revolver and three term loans (i) a term loan in the original principal amount of $6 million (“Term Loan A”), (ii) a term loan in the original principal amount of $10 million (“Term Loan B”) and (iii) a term loan in the original principal amount of $3 million (“Term Loan C”).  Term Loan A was fully funded on November 30, 2007 while Term Loans B and C were fully funded on August 20, 2008 in connection with the acquisition of ACC. $6.8 million of Term Loan B and all of Term Loan C was repaid in March 2009, in connection with the sale of the Digitran Operations.  The remaining outstanding principal balance of Term Loan B of $2.1 million and $4.0 million of Term Loan A was repaid on August 31, 2010 in connection with the ACC Transaction.

On August 31, 2010, the Borrowers and the Lender entered into Amendment Number 16 to Loan Documents (“Amendment 16”), which amends the Credit Agreement as of such date.  Pursuant to Amendment 16, the Lender, among other things, (i) provided a term loan of up to $1 million to the Borrowers, (ii) terminated and released all of the Lender’s security interests in the assets of ACC and CCI, (iii) provided consent to the consummation of the transactions contemplated by a Master Agreement, dated June 7, 2010, by and among the Company, EEC, CXR Larus, Pascall, XCEL, CXR AJ, and the Former Shareholders, (the “Master Agreement”), as further described below, (iv) waived approximately $0.2 million in amendment and waiver fees owing to the Lender, and (v) provided for the execution and delivery of the Deeds of Priority in favor of Lloyds with respect to the Receivables Finance Agreements provided by Lloyds to each of XCEL and Pascall.

Also in connection with Amendment 16, the Lender accepted an Amended and Restated Term Loan A Note, dated August 31, 2010, which is a two-year interest bearing secured note in the principal amount of $1.0 million (the “PEM Note”).  The PEM Note will be payable interest only on a monthly basis for the first 18 months, with equal monthly payments of principal plus interest due thereafter through maturity.  The PEM Note will be payable at a rate of 12.5% per annum during the first 12 months and 15.5% per annum thereafter until paid in full, plus any applicable default rate or late fees.

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

Former Shareholder Debt

The Former Shareholders’ subordinated secured contingent promissory notes, which EEC issued in May 2008 and which were subsequently amended in November 2009, were amended by Amendment No. 2, effective August 31, 2010 (the “Amended Subordinated Contingent Notes”).  The Amended Subordinated Contingent Notes bear interest at the prime rate as reported in The Wall Street Journal plus 1% and mature on August 31, 2013 (the “Maturity Date”).  Interest is payable quarterly beginning October 1, 2010 through the Maturity Date.  No principal payments are due until October 1, 2012, when quarterly principal payments in the amount of $0.2 million will be paid with the outstanding principal balance due at the Maturity Date.  As of September 30, 2010, the Company had $2.9 million outstanding principal balance under the Amended Subordinated Contingent Notes.

Liquidity

In combination with the net cash proceeds of the sale of the ACC Operations and the cash flow from operations, we believe we have sufficient funding to support our working capital requirements during the next 12 months.  We are still evaluating the funding requirements to support our business plan beyond 12 months.

Our ability to support our business plan is dependent upon our ability to achieve profitable operations, manage costs and satisfy long-term debt service obligations, which will begin in the first quarter of 2012. Management believes we will be able to achieve profitability, manage costs and satisfy our debt service obligations.  However, if we are unable to do so, we may be required to sell additional assets or stock, complete a recapitalization, or consummate a merger transaction in order to continue operations.

If our net losses from operations continue, we will likely experience negative cash flow and if we are not able to attain, sustain or increase profitability on a quarterly or annual basis, we may not be able to continue operations.

To address these potential financing needs, we may explore a revised debt structure with our existing lenders; additional or new financing with another lender or lenders; expedite the sale of additional assets to generate cash; complete a recapitalization, or consummate a merger or other transaction.  Successfully executing these strategies is uncertain and there are many risks associated with attempting to execute each, in addition to the risks and uncertainties of the short and long term impact of executing on any of these strategies.   Failure to meet our financing requirements, if and when needed, would have an adverse effect on our operations and/or ability to do business after that date or could restrict our growth, limit the development of new products, hinder our ability to fulfill existing or future orders or negatively affect our ability to secure new customers or product orders.

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

Based on an evaluation of our disclosure controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of September 30, 2010, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective, because of the four material weaknesses set forth below that were identified as part of our evaluation of the effectiveness of our internal controls over financial reporting at December 31, 2009.

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

We are developing specific action plans for each of the above material weaknesses. In addition, we have retained an external tax consulting firm to prepare the tax provision on a quarterly and annual basis and review our complex tax treatments, which we hope will resolve one of our material weaknesses in 2010.  The audit committee will also work directly with management and outside consultants, as necessary, to ensure that board level deficiencies are addressed.

We are uncertain at this time of the costs to remediate all of the above listed material weaknesses, however, we anticipate the cost to be in the range of $50,000 to $100,000, most of which costs we expect to incur during 2011. We cannot guarantee that the actual costs to remediate these deficiencies will not exceed this amount.

Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting. Because the remedial actions require hiring of additional resources, upgrading certain of our information technology systems, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weaknesses have been remediated. We intend to continue to evaluate and strengthen our internal control over financial reporting systems. These efforts require significant time and resources. If we are unable to establish adequate internal control over financial reporting systems, we may encounter difficulties in the audit or review of our financial statements by our independent registered public accounting firm, which in turn may have a material adverse effect on our ability to prepare financial statements in accordance with GAAP and to comply with our SEC reporting obligations.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the engagement of a tax consulting firm to prepare our quarterly and annual tax provisions and evaluate tax complex tax positions, which will assist in remediation of the above material weaknesses.

PART II — OTHER INFORMATION

ITEM 2.                                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Common Stock Issuance to Charles Brand

In connection with the ACC Transaction, pursuant to the Master Agreement, Mr. Brand accepted $450,000 worth of the Company’s common stock pursuant to a Stock Issuance Agreement, dated August 31, 2010, by and between Mr. Brand and the Company (the “Stock Issuance Agreement”).  The Company issued to Mr. Brand 417,525 shares of Company common stock pursuant to the Stock Issuance Agreement, which was calculated using a per share price of $1.07778.  The per share price was determined by applying a 15% premium to $0.9372, the volume weighted average price of the shares from June 8, 2010 through June 10, 2010, as required by the Master Agreement.  Such issuance was made in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.  The shares were issued as partial payment on Mr. Brand’s Amended Subordinated Contingent Note, reducing the principal by $450,000, and with no cash consideration.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Program
July 1 - July 31, 2010	—	—	N/A	N/A
August 1 - August 31, 2010	775,758	N/A	N/A	N/A
September 1 - September 30, 2010	—	—	N/A	N/A

(1)  On August 31, 2010, the Company closed on a transaction with PEM involving the purchase from PEM of two warrants for an aggregate purchase price of $100,000, each warrant representing the right to purchase 387,879 shares of common stock of the Company and which were originally issued by the Company to PEM on November 30, 2007 and amended and restated on February 12, 2009, pursuant to a Warrant Purchase Agreement by and among the Company and PEM that was entered into on August 30, 2010.

ITEM 6.                                                  EXHIBITS.

Number	Description

10.1	Amended and Restated Term Loan A Note, dated August 31, 2010, executed by EMRISE Corporation, EMRISE Electronics Corporation, and CXR Larus Corporation in favor of GVEC Resource IV Inc. (1)

10.2

Amendment Number 14 to Loan Documents dated as of August 31, 2010 by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, Advanced Control Components, Inc., Custom Components, Inc., GVEC Resource IV Inc. and Private Equity Management Group LLC. *

10.3

Amendment Number 15 to Loan Documents dated as of August 31, 2010 by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, Advanced Control Components, Inc., Custom Components, Inc., GVEC Resource IV Inc. and Private Equity Management Group LLC. *

10.4

Amendment Number 16 to Loan Documents dated as of August 31, 2010 by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, Advanced Control Components, Inc., Custom Components, Inc., GVEC Resource IV Inc. and Private Equity Management Group LLC. (1)

10.5

Amended and Restated Security Agreement, dated August 31, 2010, by and among EMRISE Electronics Corporation, EMRISE Corporation, CXR Larus Corporation, Pascall Electronics Limited, XCEL Power Systems, Ltd., Charles S. Brand, Thomas P.M. Couse and Joanne Couse.(1)

10.6	Form of Amendment No. 2 to Subordinated Contingent Secured Promissory Notes issued by EMRISE Electronics Corporation, Charles S. Brand, Thomas P.M. Couse, and Joanne Couse.(1)

10.7	Stock Issuance Agreement, dated August 31, 2010, by and between Charles Brand and EMRISE Corporation.(1)

10.8	Form of Receivables Finance Agreement, dated August 31, 2010, between Lloyds TSB Commercial Finance Limited and Pascall Electronics Limited.(1)

10.9	Form of Receivables Finance Agreement, dated August 31, 2010, between Lloyds TSB Commercial Finance Limited and XCEL Power Systems Limited.(1)

10.10	Form of All Assets Debenture Given by Pascall Electronics Limited in Favour of Lloyds TSB Commercial Finance Limited.(1)

10.11	Form of All Assets Debenture Given by XCEL Power Systems Limited in Favour of Lloyds TSB Commercial Finance Limited.(1)

10.12	Warrant Purchase Agreement, dated August 31, 2010, by and among EMRISE Corporation and Private Equity Management Group, LLC.(1)

10.13	Form of Separation and Release Agreement, dated August 31, 2010, by and between EMRISE Corporation and D. John Donovan.(1)

10.14	The English translation of a Factoring Agreement dated September 20, 2010 by and between CXR Anderson Jacobson and Factocic S.A.*

31.1

Certification of Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certification of Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

(1) Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 7, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMRISE CORPORATION

Dated: November 15, 2010	By:	/s/ CARMINE T. OLIVA
Carmine T. Oliva,
Chief Executive Officer (Principal Executive Officer)

Dated: November 15, 2010	By:	/s/ BRANDI L. FESTA
Brandi L. Festa,
Director of Finance and Administration
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS ATTACHED TO THIS REPORT

Number	Description

10.2

Amendment Number 14 to Loan Documents dated as of August 31, 2010 by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, Advanced Control Components, Inc., Custom Components, Inc., GVEC Resource IV Inc. and Private Equity Management Group LLC.

10.3

Amendment Number 15 to Loan Documents dated as of August 31, 2010 by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, Advanced Control Components, Inc., Custom Components, Inc., GVEC Resource IV Inc. and Private Equity Management Group LLC.

10.14	The English translation of a Factoring Agreement dated September 20, 2010 by and between CXR Anderson Jacobson and Factocic S.A.

31.1

Certification of Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.