Form 10-K
period 2010-12-31
Emrise CORP
filed 2011-03-31
CIK 854852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010.

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number: 1-10346

EMRISE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0226211 (I.R.S. Employer Identification No.)

2530 Meridian Parkway, Durham, NC (Address of principal executive offices)	27713 (Zip Code)

Registrant’s telephone number, including area code: (408) 200-3040

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0033 par value	OTC Bulletin Board

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (do not check if Smaller Reporting Company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the voting common equity held by nonaffiliates, computed by reference to the $0.48 closing sale price of such stock on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $4,902,000.  The registrant has no non-voting common equity.

The number of shares outstanding of the Registrant’s common stock, $0.0033 par value, as of March 22, 2011 was 10,667,337.

EMRISE CORPORATION

ANNUAL REPORT ON

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2010

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

PART I

Item 1.                       Business.

Business and Industry Description

EMRISE Corporation (including our subsidiaries, referred to collectively in this Report as “EMRISE,” the “Company,” “we,” “us” or “our”) designs, manufactures and markets electronic devices, sub-systems and equipment for aerospace, defense, industrial and communications markets.  Our products perform key functions such as power supply and power conversion; radio frequency (RF) and microwave signal conditioning; and network access and timing and synchronization of communications networks.  We conduct our business through two operating segments: electronic devices and communications equipment.  Our two electronic devices segment business units, XCEL Power Systems Ltd. (XPS) and Pascall Electronics Limited (PEL), are located in England.  Our two communications equipment business units, CXR Larus Corporation (CXR Larus) and CXR Anderson-Jacobson (CXR AJ), are located in the United States (U.S.) and France, respectively.  During 2010, our electronic devices segment contributed approximately 60% of overall net sales, while the communications segment contributed approximately 40% of overall net sales. EMRISE serves the worldwide base of customers it has built, primarily in North America, Europe, North Africa and Asia.

Electronic Devices

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

•                  RF and Microwave Devices.  Our RF and microwave devices product category is comprised of RF and microwave devices, including frequency control products, together with custom integrated assemblies and sub-systems. These products are used in applications that include communications, air traffic control, navigation and location equipment, radar and signal jamming devices, and weather radar, among others.

The electronic devices segment is primarily “project” driven, with the majority of revenues being derived from custom products with long development cycles, long life cycles and high barriers to entry.  Manufacturing and testing is performed in-house or through sub-contract manufacturers.  Our electronic devices are used in a wide range of military airborne, seaborne and land-based systems, and in-flight entertainment systems, including the latest next generation in-flight entertainment and connectivity (“IFE&C”) systems — such as applications for mobile phone, e-mail and internet communications and real time, on-board satellite and broadcast TV — which are being installed in new commercial aircraft as well as being retrofitted into existing commercial aircraft.

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

Communications Equipment

Within our communications equipment segment, we produce a range of network access products and network timing and synchronization products for public and private communications networks.  The following is a description of the major product categories within this segment:

•                  Network Access.  Our network access product category is comprised of a wide range of LAN/WAN interconnection equipment and systems over copper, fiber or wireless networks, to industry standards as required by our customers.  We provide a combination of proprietary products and third party products to meet customer requirements.  Products are targeted to key markets such as the military, utilities and other private networks, government administration, point of sale and public communications service providers primarily in Europe.

•                  Timing and Synchronization. Our timing and synchronization product category is comprised of a range of timing products primarily for the outer edges of service provider networks, which we refer to as an “Edge Network.”  Products are targeted to key markets such as telephone companies, cable carriers, government administration, utility companies, and other defense and homeland security related applications primarily in the U.S., but also, to a lesser extent, in Europe.

The communications equipment segment is “end user product” based with typically internally funded development and marketing prior to selling via direct and indirect sales channels.  Manufacturing is primarily outsourced.

The communications equipment industry is extremely competitive, with the primary growth expected to be in Next Generation Network (“NGN”) applications.  The NGN merges the transmission of data, voice, video and other media onto the Internet Protocol (“IP”) network.  We believe that this will be the standard network infrastructure for the foreseeable future.  As competition to deliver content over the NGN grows, so does the need for precise timing and synchronization.  To be competitive in this market, service providers must focus on performance. We believe that quality of transmission will be a significant competitive differentiator.  Precise time synchronization is an essential component for the reliable transport and switching necessary to deliver smooth transmission of voice, video and data, as well as a new generation of services and applications that will emerge.  We are highly focused on this market.  Our latest generation timing and synchronization products provide significant cost, space saving and capacity advantages, particular for Edge Network applications, as well as provide the platform with which to address central office requirements.

Business Developments and Strategy

2010 proved to be a challenging, but successful year for EMRISE.  At the end of 2009, our future was unknown.  Although we sold substantially all of the assets of the Digitran division of our EMRISE Electronics Corporation (“EEC”) subsidiary (along with the stock of our Japanese subsidiary) (collectively the “Digitran Operations”) and used the proceeds to pay down $10 million of debt owed to our senior lender, we still had a significant amount of debt, which was maturing in 2010 and our senior lender was in receivership.  The debt service requirements were causing difficulties in managing our cash flow to fund operations and there were questions as to whether we would be able to continue as a going concern.

During 2010, as a result of a requirement to sell assets under our credit agreement with our senior lender, we sold substantially all of the assets of our RO Associates subsidiary (the “RO Operations”), which had been under performing. We also sold the stock in our Advanced Control Components, Inc. and Custom Components, Inc. subsidiaries (collectively the “ACC Operations”).  The sale of the ACC Operations allowed us to repay all but $1 million of the debt outstanding to our then principal lender and we significantly restructured the credit agreement as a result of this repayment.  Additionally, we repaid all but $2.8 million of the amounts owed to the former shareholders of the ACC Operations (discussed more fully in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 3 of the accompanying Consolidated Financial Statements).

The sale of the ACC Operations, a significant portion of our assets, reduced our revenue substantially and created some concern about the ability for the remaining operations to continue to fund working capital.  However, we took steps to reorganize the finance and accounting department to more effectively utilize its resources, resulting in additional headcount reductions; obtained subsidiary level financing for working capital; renewed our focus on the remaining operations and developed a plan for growth of those operations; and began evaluating other strategic opportunities that would be synergistic to our existing operations.  These steps, coupled with the significant reduction in debt service requirements, helped us achieve improvement in our results of operations for the fourth quarter of 2010 and provided a plan for continued improvement in 2011 and beyond.

We ended 2010 with a strong backlog of orders and see that trend continuing in the first quarter of 2011.  The first half of 2011 will be focused on ramping up manufacturing of our current backlog, requiring some up-front investment in engineering and inventory.  While this ramp up will result in continued losses during the first half of 2010, we expect improved sales in the second half of 2011 as we ship the existing backlog, which we believe will contribute toward profitability for the second half of 2011.  Additionally, we are continuing to evaluate and pursue synergistic merger, acquisition and strategic alliance opportunities to enhance our existing operations.

Customers

We sell our commercial and military electronic devices primarily to original equipment manufacturers (“OEMs”), including manufacturers of aerospace and defense systems and industrial instruments.  During 2010, our top five electronics devices customers in terms of revenues were Rockwell Collins, MCL Industries, BAE, Thales, and Selex.  We sell our communications equipment to public, private and corporate telecommunications service providers and end users, including telephone companies, cable service providers, utility companies and numerous other communications service providers.  During 2010, our top five communications equipment customers, including distributors, in terms of revenues, were Power & Telephone, SFR (2 SIP), Cherry & White, Testmart, and the U.S. military and the Federal Aviation Administration (“FAA”).

We have a well-diversified customer base for both our electronic device products and our communications equipment products.  During 2010, no customer accounted for 10% or more of our total net sales.  However, during 2009, sales to ITT Corporation, a customer within our electronic device segment, accounted for 10% of our total net sales.  No other customer accounted for more than 10% of our total net sales in 2009.

Sales, Marketing and Customer Support

We market and sell our products through our operating subsidiaries within both of our operating segments.  Our sales force and marketing staff consists primarily of engineers and technical professionals supplemented by a small direct sales force and, in some cases, a network of independent sales representatives or distributors.  Our sales professionals in each country within which we operate are well experienced and highly knowledgeable about their respective markets, customer operations and strategies and regulatory environments.  We believe this extensive experience and knowledge significantly enhances the ability of our sales and marketing staff to build long-standing customer relationships, as such relationships are more consultative in nature and, as a result, our sales and marketing staff can communicate back to us valuable input on systems and features that our customers desire in future products.

Our electronic devices products are sold through a combination of direct sales and independent representatives.  We sell our electronic devices primarily to OEMs and system integrators in the military and commercial aerospace and industrial electronics industries.  We typically have long-term relationships with our customers within our electronic devices segment and projects and programs in this segment often span multiple years, with military programs sometimes in excess of 5 years.  We obtain revenues through long-term purchase orders and repeat business from our existing customers, by marketing subsystem assemblies that incorporate our own and third party products to our existing customers, and by entering new product markets, such as the IFE&C market and new geographic markets.

Military and defense customers generally require our products to be formally qualified for their application.  The total system will then typically undergo flight qualification or the equivalent on a land or sea based system.  A further development or prototyping phase may follow to meet additional requirements.  This can lead to lengthy development and approval cycles and very long prototype phases, sometimes spanning several years, prior to the product entering production.  As a result of these long development and approval cycles, the overall program is subject to external political and economic constraints over which we have little control and which makes sales forecasting difficult.  Further, delays associated with customer internal approval processes, contracting procedures and/or procurement practices may cause potential sales of our electronic device products to be delayed.  After a customer has approved our product for purchase, any new prospective supplier will have considerable barriers to entry due to the need to re-qualify the application. As a result, once qualified, our products typically enjoy a long production life.

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

Delays associated with potential customers’ internal approval and contracting procedures, procurement practices, testing and acceptance processes are common and may cause potential sales of our communications products to be delayed or foregone.  As a result of these and related factors, the sales cycle of new products for large customers typically ranges from six to twelve months or more.  In addition, we have some distribution channels that generally are box-stocking distributors with significant independent sales forces selling our products to final customers, integrators and other resellers on a regional and nationwide basis.  We perform periodic product applications training for our distributor and reseller workforce and we funnel many of the leads we generate to the distribution channels for their follow-up and closure.

Competition

We believe that our competitive advantage is founded on the application of leading edge technology, the quality of our products, our ability to quickly address and adapt to individual customer requirements and to the overall marketplace, the strength of our distribution channels, and our compliance with government and industry standards.

The electronic devices market is highly fragmented and competitive and is comprised of a diverse group of OEMs.  Nonetheless, we believe that our significant experience in the industry and the customized nature of our products have acted and will continue to act as barriers to entry for potential competitors.  This is particularly true in the military and defense markets that have high barriers to entry after a product has been qualified.  Competition for development programs includes multinational and local engineering and manufacturing companies including customer in-house capabilities.  Competitors in this segment include Herley, Aeroflex, Cobham, Vicor, ITT and Martek, among others.  Our RF devices and power supplies are similarly positioned in the IFE&C markets.  Significant competitors in this market include Panasonic, Rockwell Collins and Thales, all of whom are also our customers.

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

Backlog

At December 31, 2010, our backlog from continuing operations of firm, unshipped orders was approximately $27.1 million compared to $16.9 million a year ago.  Our electronic devices business represented approximately 90% of the backlog.  The electronic devices business has long lead-times for our manufacturing processes due to the custom nature of the products.  Approximately 10% of the backlog is represented by our communications equipment business.  We believe that the majority of our current backlog will be shipped within the next 12 months.  However, we cannot provide assurance that we will be successful in fulfilling these orders in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.  At March 22, 2011, our backlog from continuing operations was approximately $29.7 million compared to $17.6 million at March 31, 2010.

Warranties

Generally, our products carry a standard one-year, limited parts and labor warranty.  In certain circumstances, we provide a two-year limited parts and labor warranty.  We offer extended parts and labor warranties beyond the standard one or two year warranty, as may be applicable, for an additional cost to our customers.  Products returned under warranty typically are tested and repaired or replaced at our option.  Historically, we have not experienced significant warranty costs or returns.  However, it is possible that disputes over specifications, materials or workmanship will arise in the future.

Product Development and Engineering

We are making investments in product development and engineering, which are designed to increase our range of product offerings to our customers, stay current with the technological and regulatory changes in our industry and anticipate and satisfy our customers’ preferences and requirements on existing and/or future anticipated orders.  In previous years, our product development and engineering activities focused on product development for network access, timing and synchronization products, RF frequency control products and power conversion devices.  We continually review and evaluate technological and regulatory changes that may affect our products and we seek to offer products and capabilities that solve our customers’ operational challenges and improve their efficiency.

Manufacturing, Assembly and Quality Assurance

Our communications equipment, including network access products and communication timing and synchronization products generally are assembled from outsourced subassemblies, with final assembly, configuration and quality testing typically performed in house.  We believe that outsourcing certain aspects of manufacturing, especially full assemblies, lowers our manufacturing costs, in particular our components and labor costs, provides us with more flexibility to scale our operations to meet changing demand, and allows us to focus our engineering resources on new product development and product enhancements.

We manufacture our electronic devices through a combination of in-house and external outsource manufacturing processes depending on the product, application and volume.  We maintain broad mechanical and electronic assembly capabilities such as machining, surface mount technology, through hole assembly, cable harness assembly and general assembly, all of which are primarily utilized to maintain our flexibility to produce small volume batch products and quick turnaround prototypes.  Many of the remaining portions of manufacturing, including assembly of our more standardized and/or large volume production orders are outsourced.  Although many of our electronic devices incorporate our standard techniques and intellectual property, most of our products are nevertheless built to meet customer specifications.  This approach of incorporating proprietary standard modular designs into custom products allows us to minimize material inventory.  Our electronic devices segment produces products in one-piece to several hundred-piece batches, with a typical lead time between 12 and 50 weeks.  The lead-time is predominantly to source electronic component piece parts.  Typical build time is six to eight weeks from receipt of external components, but can, at times, extend to 26 weeks or more.

We operate four manufacturing and assembly facilities worldwide.  All of these operations are certified as ISO 9001 or 9002 compliant.

The purchased components we use to build our products are generally available from a number of suppliers.  As a result of the global economic situation, many suppliers have reduced their inventory levels, requiring longer lead times to obtain raw materials and complete existing orders.  However, we do rely on a number of limited or sole source suppliers for certain specific components and parts.  We do not have long-term supply agreements with these vendors.  In general, we make advance purchases of some critical components to ensure an adequate supply, particularly for components that have long lead-times, sometimes of up to 50 weeks.  If we were required to locate new suppliers or additional sources of supply, we could experience a disruption in our operations or incur additional costs in procuring required materials.

Intellectual Property

We regard certain of our own software, hardware and manufacturing processes as proprietary and we rely primarily on trade secrets, confidentiality agreements and contractual provisions to protect our proprietary rights.  Where applicable, we seek to protect our software, documentation and other written materials under trade secret and copyright laws, although due to the standardized nature of the underlying technology of our products, this protection is often not applicable.  Our product development and manufacturing process typically involves the use and development of a variety of forms of intellectual property and proprietary technology.  In addition, in some cases, we incorporate technology and software that we obtain from third party sources.  Sometimes we obtain this technology by means of a license.  These licenses generally involve a one-time fee and no time limit, but in some cases may involve ongoing licensing fees or royalties based on future sales.  If these third party sources were to cease doing business, or to cease doing business with us, we would need to obtain the technology and software from another source. We believe that alternatives to these third party technologies are available both domestically and internationally and we intend to expand these alternative technological opportunities in the future.

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

Our facilities and product lines are subject to statutes governing safety and environmental protection.  We believe that we are in substantial compliance with these statutes and are not aware of any proposed or pending safety or environmental rule or regulation that, if adopted, would have a material effect on our business or financial condition.

Many of our military related products are subject to national or international trade import and/or export restrictions. We are subject to the International Traffic in Arms Regulations (ITAR) and similar protocols in Europe.  In many cases, we are also required to obtain export and/or “end-use” permits when we are asked by our customers to ship certain products outside our native country where the products are manufactured.  We maintain and operate the appropriate controls and security as required for the commercial and military work that we undertake.  This includes certification of certain facilities to specific defense requirements which are subject to regular audit and includes access control and restrictions to personnel.  We believe that we are in substantial compliance with all of these statutes and regulations.

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

Employees

As of March 25, 2011, we employed approximately 213 persons, of which 201 were full time, in our various divisions and subsidiaries.  None of our employees are represented by labor unions, and there have not been any work stoppages at any of our facilities.  We believe that our relationship with our employees is good.

Corporate Information and Securities Filings

EMRISE Corporation is a Delaware corporation that was formed in 1989.  Our principal executive offices are located at 2530 Meridian Parkway, Durham, NC 27713.  Our internet website address is www.emrise.com.  We do not intend our website address to be an active link or to otherwise incorporate by reference the contents of the website into this Report.  The public may read and copy any materials that we file with the United States Securities and Exchange Commission (“SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 am to 3:00 pm, or electronically through the SEC website (www.sec.gov).  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Within the Corporate Governance section of our website, we provide information concerning corporate governance, including our Board of Directors committee charters, Codes of Conduct and other information.

Item 1A.           Risk Factors.

The following summarizes material risks that investors should carefully consider before deciding to buy or maintain an investment in our common stock.  Any of the following risks, if they actually occur, would likely harm our business, financial condition and results of operations.  As a result, the trading price of our common stock could decline, and investors could lose the money they paid to buy our common stock or not profit from their investment.

Risks Related to Our Business

We are not currently a profitable company. If we continue to incur losses, we will experience negative cash flow, which may hamper our operations, may prevent us from expanding our business and may cause our stock price to decline.

We incurred a $5.5 million loss from continuing operations for 2010 and a $4.8 million loss from continuing operations for 2009.  We expect to rely on cash on hand, cash generated from our operations and possible future financing activities to fund the cash requirements of our business.  If our losses continue, we will experience negative cash flow, which may hamper current operations and may prevent us from investing in and expanding our business.  We may be unable to attain, sustain or increase profitability on a quarterly or annual basis in the future.  If we do not achieve, sustain or increase profitability, our stock price may decline.

Our growth strategy may not result in increased revenues or profitability and implementation of this strategy could adversely affect future results.

Our growth strategy includes organic growth of sales and revenues, which may not be enough to reach profitability and may deplete cash reserves without return on investment.

Pursuant to our stated business strategy, we intend to grow our business organically by making up-front investments in engineering and inventory in strategic technologies and products, focusing on sales to further increase our backlog and revenues, and ramping up manufacturing to meet the increased demand of our backlog and other sales.  We may encounter difficulties caused by a number of factors, some of which are out of our control, including operational or personnel issues, our competitors may be more successful than we technologically or in sales efforts, delays in obtaining (or failure to obtain) needed parts, supplies, or third-party technology, global recession concerns, and access to credit by our customers, our suppliers, or ourselves.  We are using cash reserves to make an up-front investment in engineering and inventory.  We may miscalculate the appropriate technologies or products for such investment or the investment may not yield improved products and sales as anticipated.  Our competition may make similar investments with greater success.  If we fail to develop significant sales of products based on this investment or otherwise, it will negatively impact our business, our ability to become profitable, and results of operations.  We would also expect such failure to cause fluctuations or decreases in our common stock price.

Our merger, acquisition and strategic alliance strategy may (a) cause dilution to our stockholders, use substantial amounts of cash, or increase our outstanding debt, (b) may result in unanticipated accounting charges or otherwise materially adversely affect our results of operations, or (c) result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of acquired companies or businesses.

Pursuant to our stated business strategy, we are evaluating and pursuing acquisition and merger opportunities to enhance the critical mass of our existing operations and may involve expansion through the acquisition of businesses, assets, products or technologies that allow us to complement our existing product offerings or expand our market coverage.

While there are a number of companies in our industry to consider as acquisition or merger targets, we may not be able to identify suitable targets that will meet our strategic growth plan at appropriate valuations and that are for sale, we may find material issues in the due diligence process, we may not be able to agree on valuation or negotiate acceptable terms or we may not close a transaction (even if we did agree to terms) due to many reasons, some of which would be out of our control.

Acquisitions typically require a significant amount of time and attention from senior management of the acquiring company.  Time spent by our management on a transaction would significantly impact their ability to devote time and attention to running the business and executing on the internal growth strategy described above.  Such distraction could cause the Company to fail to grow sales, revenues or meet its backlog orders.

Any acquisition or merger by the Company would require one or both of a cash payment or issuance of stock as consideration.  In the event of a cash payment, the Company may have to use its cash reserves or increase its outstanding debt either to pay for the acquisition or as working capital.  It is also possible that the Company may acquire the debt of the target in the transaction.  An issuance of stock could be dilutive to the Company’s stockholders and may be significant due to the currently low common stock price and depending on the size of the acquisition.  Depending on the circumstances, we may seek to obtain additional cash to fund an acquisition by selling equity or debt securities, which could also be dilutive to the Company’s stockholders.  In addition, the equity or debt securities that we may issue could have rights, preferences or privileges senior to those of our common stock.  Because the Company is no longer subject to the NYSE Arca listing requirements, the issuance of a large block of stock in any acquisition or capital-raising transaction may not require stockholder approval.

Acquisitions may require significant capital infusions, typically entail many risks, and could result in difficulties in assimilating and integrating the operations, personnel, technologies, products and information systems of acquired companies or businesses.  We may in the future experience delays in the timing and successful integration of an acquired company’s technologies and product development through volume production, unanticipated costs and expenditures, changing relationships with customers, suppliers and strategic partners, or contractual, intellectual property or employment issues.  In addition, key personnel of an acquired company may decide not to work for us or to leave the Company soon after closing.  These challenges may limit the benefit we anticipated to achieve from the transaction and could disrupt our ongoing business, distract our management and employees, harm our reputation and increase our expenses.  These challenges are magnified as the size of the acquisition increases.  Furthermore, these challenges would be even greater if we acquired a business or entered into a business combination transaction with a company that was larger and more difficult to integrate than the companies we have historically acquired.

Acquisitions may require large one-time charges and can result in increased debt or contingent liabilities, adverse tax consequences, additional stock-based compensation expense, and the recording and later amortization of amounts related to certain purchased intangible assets, any of which could negatively impact our results of operations.  Any of these charges could cause the price of our common stock to decline.

There are no assurances that we will be able to consummate any acquisition or merger transaction, that we will not negatively impact our organic growth strategy or operations results if we do, or that we will realize any anticipated benefits from any such transaction.

We have material weaknesses in our internal control over financial reporting structure, which, until remedied, may cause errors in our financial statements that could require restatements of our financial statements and investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.

We have identified three material weaknesses in our internal control over financial reporting and cannot assure you that additional material weaknesses will not be identified in the future.  Management has concluded that

•                                          we did not effectively implement comprehensive entity-level internal controls;

•                                          we did not maintain effective controls over changes to critical financial reporting applications and over access to these applications and related data; and

•                                          we did not maintain a sufficient level of information technology personnel to execute general computing controls over our information technology structure,

and that the foregoing represented material weaknesses in our internal control over financial reporting.  If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements and in our disclosure that could require restatements.  Investors may lose confidence in our reported financial information and in our disclosure, which could lead to a decline in our stock price. We have implemented efforts to remediate these material weaknesses, which are discussed in detail under Item 9A.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each year, and to include a management report assessing the effectiveness of our internal control over financial reporting in each Annual Report on Form 10-K.

Our management, including our Chief Executive Officer and Principal Accounting Officer, does not expect that our internal control over financial reporting will prevent all errors and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As a result, it is possible that we may identify further significant deficiencies or material weaknesses in our internal control over financial reporting in the future.  Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our financial statements.  Any such failure could also materially adversely affect the results of periodic management evaluations regarding disclosure controls and procedures and the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder.  The existence of a material weakness could result in errors in our financial statements that could cause us to fail in meeting our reporting obligations and cause investors to lose confidence in our reported financial information, any or all of which could lead to a decline in our stock price.

Because of the Company’s currently low common stock price, the Company could be a target for a hostile takeover at a depressed value.

Because of the Company’s current common stock price, aggregate market capitalization and potential market value of its assets, and its annual revenue, the Company may be an attractive target to a hostile takeover at a depressed value.  Such price could be at a premium to the market price at the time of the transaction and still be significantly below the purchase price paid by most stockholders.  Although the Company has certain anti-takeover measures in place, the Company does not have a shareholder rights plan, commonly known as a poison pill, in place.  The lack of this particular anti-takeover measure could make a change in control of our Company easier to accomplish.  If a takeover attempt occurred, it might cause distractions for our management and our board of directors and might otherwise prevent us from executing on our strategic plans, preserving the value of the Company for creditors and stockholders and growing the Company.  In addition, a successful takeover attempt might result in a change of the Company’s management and directors.

We rely heavily on our management, and the loss of their services could adversely affect our business.

Our success is highly dependent upon the continued services of key members of our management, including Carmine T. Oliva, our Chairman of the Board and Chief Executive Officer, Graham Jefferies, our President and Chief Operating Officer, and Brandi Festa, our Director of Finance and Administration and Principal Accounting Officer.  Mr. Oliva co-founded EEC and has developed personal contacts and other skills that we rely upon in connection with our financing, acquisition and general business strategies.  Mr. Jefferies is a long-time employee of EMRISE who we have relied upon in connection with our acquisitions and operations in England and France and who fulfills significant operational responsibilities in connection with our foreign and domestic operations.  Ms. Festa heads up our finance department and is responsible for the accounting function and regular reporting to the SEC.  The loss of Mr. Oliva, Mr. Jefferies, Ms. Festa, or one or more other key members of management could adversely affect us.  Although we have entered into employment or severance agreements with each of our executive officers, those agreements do not guarantee continued employment of these individuals.  We maintain key-man life insurance on Messrs. Oliva and Jefferies.  However, this insurance covers termination due to death and not due to any other potential reasons for their employment termination.  Even if this insurance can be continued in full effect and a claim paid, the coverage may not be sufficient to compensate us for the loss of the services of Messrs. Oliva or Jefferies.

The global financial crisis and global economic recession

•                                          has had and may continue to have significant negative effects on our customers and our suppliers;

•                                          has had and may continue to have significant negative effects on our access to credit and our ability to raise capital;

•                                          may prevent us from accurately forecasting demand for our product;

•                                          may increase the risk that we could suffer unrecoverable losses on our customers’ accounts receivable; or

•                                          may increase the risk that we cannot sell inventory that is on hand, resulting in excess inventory levels,

and may therefore affect our business, market share, results of operations, and financial condition.

The global financial crisis — which has included, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and/or fluctuations in equity and currency values worldwide, and concerns that the worldwide economic recession may be prolonged — has had and may continue to have a significant negative effect on our business and operating results.  The potential effects of the current global financial crisis and recession are difficult to forecast and mitigate.  As a consequence, our operating results for a particular period are difficult to predict, and, therefore, prior results are not necessarily indicative of results to be expected in future periods.

The economic crisis and recession has affected and may continue to affect our direct and indirect customers’ access to capital or willingness to spend capital on our products, and/or their levels of cash liquidity or willingness to pay for products that they will order or have already ordered from us.  The effect of the current economic conditions on our customers may therefore lead to decreased demand, including order delays or cancellations, which in turn may result in lower revenue and may materially adversely affect our business, results of operations and financial condition.

Likewise, the current global financial crisis and recession may negatively affect our suppliers’ access to capital and liquidity with which to maintain their inventories and production levels and could cause them to raise prices or lower production levels, or result in their ceasing operations.  The challenges that our suppliers may face in selling their products or otherwise in operating their businesses may lead to our inability to obtain the materials we use to manufacture our products.  Indeed, we have observed a trend among our suppliers to have decreased inventory and therefore longer lead times in obtaining parts, supplies and other goods.  These actions could cause us to have longer lead times in producing products for delivery to our customers, reductions in our revenue, increased price competition and increased operating costs, which could materially adversely affect our business, results of operations and financial condition.

The current economic recession and related market instability has made it difficult for us, our customers and our suppliers to accurately forecast future product demand trends, particularly in our communications equipment segment.  If, as a result, we produce excess products, our inventory carrying costs will increase and result in obsolete inventory.  Alternatively, due to the forecasting difficulty caused by the unstable economic conditions, we may be unable to satisfy demand for our products, which may in turn result in a loss of business opportunities and market share.

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

We sell our commercial and military electronic devices primarily to OEMs, including manufacturers of aerospace and defense systems and industrial instruments.  We are highly dependent on defense budgets to utilize our products in various electronic warfare applications.  Changes in defense budgets and/or changes in priorities of defense budgets may reduce or redirect defense spending.  If defense spending is reduced or redirected, it may affect our current contracts as well as our ability to procure additional defense contracts, which could have a negative effect on our business, results of operations and financial condition.

If we are unable to fulfill backlog orders due to circumstances involving us or one or more of our suppliers or customers, our anticipated results of operations will suffer.

As of December 31, 2010, we had $27.1 million in backlog orders for our products, which is historically high for the Company.  Backlog orders represent revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress.  Our backlog orders are due, in large part, to the long lead-times associated with our electronic device products, which products generally are custom built to order.  We may encounter difficulties in fulfilling these orders and commitments, which could lead to failing to deliver them in a timely manner.  We may not ultimately recognize as revenue the amounts reflected as backlog.  Factors that could affect our ability to fulfill backlog orders include difficulty we may experience in obtaining raw materials or sub-assemblies from suppliers, whether due to obsolescence, production difficulties on the part of suppliers, including the longer lead times we have recently seen with many suppliers, or customer-induced delays and product holds.  Our anticipated results of operations and cash flows will suffer to the extent we are unable to fulfill backlog orders within the timeframes we establish, particularly if delays in fulfilling backlog orders cause our customers to reduce or cancel their orders.  Analysts and investors are likely to view us negatively if we fail to recognize as revenue the amounts reflected as backlog, which could lead to a decrease in our common stock price.

We may not sustain these backlog amounts in the future, particularly if we are not successful in continuing to grow our sales or if our investment in technologies and products or acquisitions fail to translate into increased sales.

Our lack of long-term purchase orders or commitments may materially adversely affect our business.

During 2010, the sales of electronic devices accounted for approximately 60% of our total net sales, and the sales of communications equipment and related services accounted for approximately 40% of our total net sales.  In some cases we have long-term contracts with our electronic devices and communications equipment customers that cover the general terms and conditions of our relationships with them and can include long-term purchase orders or commitments.  Typically our customers issue purchase orders requesting the quantities of products they desire to purchase from us, and if we are able and willing to fill those orders, then we fill them under the terms of the contracts.  Accordingly, we cannot rely on long-term purchase orders or commitments to protect us from the negative financial effects of reduced demand for our products that could result from a general economic downturn, from changes in the electronic devices and communications equipment industries, from the introduction by others of new or improved technology, from an unanticipated shift in the needs of our customers, or from other causes.

The sales cycles of many of our products are lengthy, exposing us to the risks of delays, foregone orders and fluctuations in operating results.

Sales of many of our products depend upon potential customers’ internal approval and contracting procedures, procurement practices, and testing and acceptance processes, all of which require a significant amount of time.  As a result of these and related factors, the sales cycle of many of our products, especially for large customers, typically ranges from six to twelve months.  Lengthy sales cycles subject us to risks of delays, foregone orders and fluctuations in operating results.  Coupled with the lack of long-term purchase orders or commitments described above, our sales revenues can fluctuate from period to period.

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

The cyclical nature of the communications equipment business due to the budgetary cycle of many of our key customers in this segment has had and will likely continue to have, for the foreseeable future, an effect on our quarterly operating results.  Companies that utilize our communication equipment products generally obtain approval for their annual budgets during the first quarter of each calendar year.  If a company’s annual budget is not approved early in the calendar year or is insufficient to cover its desired purchases for the entire calendar year, then we are unable to sell products to the company during the period of the delay or shortfall.  In addition, these budgets historically tend to vary significantly year by year, depending on a variety of factors, including overall economic conditions.  A significant reduction in any one customer’s or group of customer’s budgets could reduce our overall sales, profits and cash flows in the future.

Our electronic devices sales are often made in conjunction with large military or commercial aerospace contracts.  The timing of required deliveries under these contracts can be delayed based on issues related to the overall contract, which can cause delays in our shipment schedules, revenue recognition, profits and cash flows.  In periods between completion of one long term contract and commencement of sales under a new contract, our revenues could be reduced.  The impact of these periods between contracts can last for months, quarters or, occasionally, years.

Quarter-to-quarter fluctuations may also result from the uneven pace of technological innovation, the development of products responding to these technological innovations by us and our competitors, our customers’ acceptance of these products and innovations, the varied degree of price, product and technological competition and our customers’ and competitors’ responses to these changes.

Due to these and other factors, including changes in general economic conditions, we believe that period-to-period comparisons of our operating results will not necessarily be meaningful in predicting future performance.  If our operating results do not meet the expectations of investors, our stock price may fluctuate or decline.

Most of our competitors have greater resources than we do.  In order to compete successfully, we must keep pace with our competitors in anticipating and responding to the rapid changes involving the electronic devices and communications equipment industries.

Our future success depends, in part, upon our ability to enhance our current products and services and to develop and introduce new products and services that keep pace with technological developments, respond to the growth in the electronic devices and communications equipment markets in which we compete, encompass evolving customer requirements, and provide a broad range of products and achieve market acceptance of our products.  Most of our existing and potential competitors have larger technical staffs, more established and larger marketing and sales organizations and significantly greater financial resources than we do.  Our lack of resources relative to our competitors may cause us to fail to anticipate or respond adequately to technological developments and customer requirements or to experience significant delays in developing or introducing new products and services.  These failures or delays could reduce our competitiveness, revenues, profit margins or market share, cash flow and stock price.

Our results of operations could be adversely affected as a result of impairments of goodwill and other intangible assets, which may cause the price of our common stock to fluctuate or decline.

When we acquire a business, we assign estimated values to certain intangible assets and we also record an asset called “goodwill” equal to the excess amount we pay for the business, including liabilities assumed, over the fair value of the tangible and intangible assets of the business we acquire. Guidance issued by the Financial Accounting Standards Board (“FASB”) under the FASB Accounting Standards Codification™ (“Codification”) provides that goodwill and other intangible assets that have indefinite useful lives not be amortized, but instead be tested at least annually for impairment, and intangible assets that have finite useful lives continue to be amortized over their useful lives. The Codification provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment. This guidance requires management to make certain estimates and assumptions when allocating goodwill to reporting units and determining the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, investment rates, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Absent any impairment indicators, we perform our impairment tests annually at year end. As part of our 2010 and 2009 annual test for impairment to goodwill and other intangible assets, we noted no events of impairment.  In 2009, as a result of the sale of our RO Operations, we recorded a non-cash charge for the impairment of goodwill and indefinite-lived intangibles of $0.9 million and amortized intangible assets of $0.5 million as a charge to loss from discontinued operations in the consolidated statement of operations, which amounts reflect the write down of all of the intangible assets of the RO Operations.  Any future impairment, would negatively impact our results of operations for the period in which the impairment is recognized which, in turn, may cause our stock price to fluctuate or decline.

Due to our international operating units, we are exposed to various legal, business, political and economic risks associated with our international operations.  These risks are enhanced due to the sales of assets in the U.S. in 2010.

Sales by our foreign business units accounted for 81.2% and 83.4% of our net sales in 2010 and 2009, respectively.  Foreign currency exchange rates have, and are expected to continue to have, a significant impact on our results of operations.  We undertake various sales and marketing activities through our facilities in England and France.  Heightened security from terrorist attacks in the U.S. and abroad and the increasing risk of extended international military conflicts may materially adversely impact our international sales.  International operations are subject to many other inherent risks, including but not limited to:

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

•                                          nationalization of business and blocking of cash flows;

•                                          repatriation of profits;

•                                          trade and travel restrictions;

•                                          the imposition of governmental controls and restrictions;

•                                          burdens of complying with a variety of foreign laws;

•                                          unexpected changes in regulatory requirements;

•                                          foreign technical standards;

•                                          changes in taxation and tariffs;

•                                          difficulties in staffing and managing international operations; and

•                                          difficulties in collecting receivables from foreign entities or delayed revenue recognition.

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

We design our products to comply with a significant number of industry standards and regulations, some of which are evolving as new technologies are deployed.  Our products must comply with various regulations defined by the FCC and Underwriters Laboratories, the American National Standards Institute, among others, as well as industry standards such as those established by Telcordia Technologies, Inc. (communications), Federal Aviation Authority (aerospace) and Boeing, among others.  Internationally, our products must comply with standards established by the European Committee for Electrotechnical Standardization, the European Committee for Standardization, the European Telecommunications Standards Institute, and telecommunications authorities in various countries as well as with recommendations of the International Telecommunications Union, Airbus and various civil aviation authorities, among others.  The failure of our products to comply, or delays in compliance, with the various existing and evolving standards could negatively affect our ability to manufacture and/or sell our products in the future and/or may result in significant warranty liability for noncompliance on existing products.

Financial statements of our foreign subsidiaries are prepared using the relevant foreign currency that must be converted into U.S. dollars for inclusion in our consolidated financial statements.  As a result, exchange rate fluctuations have historically and may in the future materially adversely affect our reported results of operations.  These risks may be magnified due to the sales of assets in the U.S. in 2010.

Our subsidiaries in England and France prepare their financial statements in the relevant local foreign currency.  In order to be included in our consolidated financial statements, the balance sheets are converted, at the then current exchange rate, into U.S. dollars, and the statements of operations are converted using weighted average exchange rates for the applicable period.  Fluctuations of the foreign currencies relative to the U.S. dollar have materially affected and may in the future materially affect our consolidated financial statements.  Sales of our products and services from these subsidiaries outside of the U.S. accounted for approximately 81.2% and 84.3% of our net sales for 2010 and 2009, respectively.  We have at times used derivatives to manage foreign currency rate risk for certain sales shipped from England.  Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature.  Net foreign exchange translation gains and losses included in other income and expense in our consolidated statements of operations resulted in a $21,000 gain for 2010 and a $278,000 loss for 2009.

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

We continue to have outstanding debt owed to our former principal lender, to the Former Shareholders of ACC and under three separate financing arrangements.  Some of this debt carries high interest rates, and some of it comes due within the next 18 to 30 months.

In August 2010, we significantly paid down the debt owed to our former principal lender, but still owe $1 million principal amount that matures on August 31, 2012.  The interest rate on this debt is 12.5% and will increase to 15.5% on August 31, 2011 if not paid in full.  We also paid a significant amount of the debt owed to the Former Shareholders of ACC that was owed in connection with our purchase of ACC, but we still owe $2.8 million in principal amount that matures on August 31, 2013.  We have an approximate aggregate amount of $6.6 million of credit available to us under three separate financing arrangements for our UK, French and U.S. operations.  The cost of carrying these debt amounts affects our profitability and will increase significantly if we do not pay the PEM portion of the debt by August 31, 2012.  If we are unable to grow the Company and become profitable so that we have available cash or additional assets and access to credit by the time the PEM and Former Shareholder debts come due, we may have to consider the future sale of assets or sell equity to raise the capital needed to pay these debts.

Risks Related to Our Common Stock

The Company voluntarily delisted from the NYSE Arca and its common stock is now traded on the OTC Bulletin Board, which has much less stringent governance rules and listing requirements.

The Company’s common stock is currently traded on the OTC Bulletin Board.  Investors and customers may perceive this change as a negative development, which could affect the common stock price, and could in some cases influence whether a customer buys its products from the Company or one of its competitors.  It is possible that the liquidity and ability to trade the Company’s common stock could be impacted.  The OTC Bulletin Board does not have the same kind of governance controls and listing requirements as do the NYSE and NASDAQ.  While the Company intends to continue good corporate governance practices, it is no longer required to do so in many cases.

Our common stock price has been volatile, which has resulted in substantial losses for investors purchasing shares of our common stock and could result in further losses or litigation against us.

The market prices of securities of technology-based companies have been and will likely continue to be highly volatile.  The market price of our common stock has fluctuated significantly in the past.  During 2010, the high and low closing sale prices of a share of our common stock were $1.10 and $0.47, respectively.  Our stock price has exhibited volatility and may continue to do so in the future.  In addition, the market price of our common stock may continue to fluctuate in response to the following factors, many of which are beyond our control:

•                                          our success or failure to execute on our business strategy;

•                                          whether the Company can become profitable and whether it can sustain profitability;

•                                          announcements of potential or consummated acquisition or merger transactions;

•                                          additions or departures of key personnel;

•                                          foreign currency translations gains or losses;

•                                          fluctuations in our quarterly or annual operating results and whether such results meet investor expectations;

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

•                                          third parties’ infringement of our intellectual property rights, or our potential infringement of another party’s intellectual property rights;

•                                          changes in our pricing policies or the pricing policies of our competitors;

•                                          regulatory developments;

•                                          future sales of our common stock or other securities; and

•                                          perception and confidence of investors regarding future prospects for the Company.

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

We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of common stock for sale will have on the market price prevailing from time to time.  As of March 22, 2011, we had outstanding 10.7 million shares of common stock and outstanding options and warrants to purchase an aggregate of 0.6 million shares of common stock.  A substantial number of these shares are eligible for public resale.  Sales of shares of our common stock in the public market, or the perception that those sales may occur, could cause the trading price of our common stock to decrease or to be lower than it might be in the absence of those sales or perceptions.

Item 1B.              Unresolved Staff Comments.

None.

Item 2.                       Properties.

As of March 22, 2011, we leased or owned approximately 105,000 square feet of administrative, engineering, production, storage and shipping space.  All of this space was leased from third parties other than our facility located in Abondant, France, which is owned by our CXR Anderson Jacobson subsidiary, which is part of the communications equipment segment.  The following table represents the Company’s leased properties as of March 22, 2011:

Approximate
Business Unit	Location	Segment	Use	Size

XCEL Power Systems, Ltd. and EMRISE Electronics Ltd.	Ashford, Kent, England	electronic devices	Administration, Engineering and Manufacturing	27,000 sq. feet

CXR Larus Corporation	San Jose, CA, U.S.	communications equipment	Administration, Engineering, Manufacturing and Testing	30,000 sq. feet

Pascall Electronics Limited	Ryde, Isle of Wight, England	electronic devices	Administration, Engineering and Manufacturing	35,000 sq. feet

We believe that these facilities are suitable for the purposes for which we use them.  We believe that we have sufficient facilities to conduct and grow our operations during 2011.  The majority of our facilities have warehouse space that can be converted to production areas in the event that expansion is necessary without purchasing or leasing of additional property.  However, we will continue to evaluate the purchase or lease of additional properties as our business requires.

Item 3.                       Legal Proceedings.

We are not a party to any material pending legal proceedings.

Item 4.                       (Removed and Reserved).

PART II

Item 5.                       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price and Holders

Our common stock is currently trading on the Over-the-Counter Bulletin Board (the “OTCBB”) under the symbol “EMRI” and has done so since February 7, 2011.  Our common stock previously traded on NYSE Arca since March 8, 2006, under the symbol “ERI.”  The table below shows, for each fiscal quarter presented, the high and low closing prices on NYSE Arca for shares of our common stock.  The prices shown reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	High	Low
Year ended December 31, 2010
First	$1.05	$0.56
Second	$1.10	$0.47
Third	$1.05	$0.47
Fourth	$1.09	$0.83

Year ended December 31, 2009
First	$1.76	$1.13
Second	$1.70	$1.18
Third	$1.50	$1.20
Fourth	$1.60	$0.63

As of March 22, 2011, we had 10,667,337 shares of common stock outstanding held of record by approximately 253 stockholders.  These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners.  On March 22, 2011, the closing sale price of our common stock on the OTCBB was $0.72 per share.

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

Information regarding securities authorized for issuance under our existing equity compensation plans can be found in Part III. Item 12. herein.

Item 6.                       Selected Financial Data.

Not applicable.

Item 7.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and the related notes thereto contained elsewhere in this report. This report and the following discussion contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might generate, expenses we might incur and profits we might earn if we are successful in implementing our business and growth strategies. The forward-looking statements and associated risks may include the risk factors described in detail in this Annual Report on Form 10-K and relate to or are qualified by other important factors, including, without limitation:

•                  our ability to continue to borrow funds under the financing arrangements currently in place (see “ — Liquidity and Capital Resources”) or to secure additional financing in the future;

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

•                  the impact of current and/or future economic conditions, including but not limited to the overall condition of the stock market, the overall credit market, the global recession, political, economic and/or other constraints which are or may negatively impact the industries in which we participate and/or the ability for us to market the products which we sell; and

•                  our ability to successfully compete against competitors that in many cases are larger than us, have access to significantly more working capital than we do and have significant resources in comparison to us.

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

Recent Transactions

Dispositions

On August 31, 2010, EMRISE Electronics Corporation (“EEC”) completed the sale to Aeroflex Incorporated, which was subsequently assigned by Aeroflex to its subsidiary, Aeroflex/KDI, Inc. (“Aeroflex”), of all of the issued and outstanding shares of ACC and all of the issued and outstanding shares of common stock of CCI (collectively the “ACC Operations”) (the “ACC Transaction”).  The ACC Operations, located in Eatontown, New Jersey, manufactured, marketed and sold primarily RF devices to the defense and industrial markets and was classified within our electronic devices segment.  For purposes of the following discussion and analysis, the ACC Operations have been removed from the comparisons and are reported in the Consolidated Financial Statements as a discontinued operation for all periods presented.

On March 22, 2010, EMRISE completed the sale of substantially all of the assets of its subsidiary, RO Associates, to Massachusetts based Astrodyne Corporation.  In this Report, we refer to the businesses of RO Associates as the “RO Operations,” and we refer to the sale of the RO Associates assets as the “RO Transaction.”  Our RO Associates subsidiary, located in San Jose, California, manufactured, marketed and sold standard power supplies to the defense and industrial markets.  The RO Associates operation was classified within our electronic devices business segment.   For purposes of the following discussion and analysis, the RO Operations have been removed from the comparisons and are reported in the Consolidated Financial Statements as a discontinued operation for all periods presented.

On March 20, 2009, we completed the sale of substantially all the assets of the Digitran division of EEC and all the capital stock of EEC’s wholly-owned subsidiary, XCEL Japan Ltd., which primarily acted as a sales office for the Digitran division, to Electro Switch Corp.  In this report, we refer to the businesses of the Digitran Division and XCEL Japan, Ltd. as the “Digitran Operations,” and we refer to the sale of the Digitran division and XCEL Japan, Ltd. as the “Digitran Transaction.”  Within our Digitran division, we manufactured, marketed and sold electro-mechanical digital and new patented technology very low profile TM rotary switches for the worldwide aerospace, defense and industrial markets.  Tokyo-based XCEL Japan Ltd. primarily sold Digitran’s switch product lines in Japan and other countries in Asia. These businesses were part of our electronic devices business segment.   For purposes of the following discussion and analysis, the Digitran Operations have been removed from the prior period comparisons and the quarterly results of the Digitran Operations are reported in our Consolidated Statements of Operations for all periods presented as a discontinued operation.

Extinguishment of Debt

On August 31, 2010, we used the proceeds of the ACC Transaction to repay our then senior lender, GVEC Resource IV Inc., an affiliate of Private Equity Management Group (“PEM”), the $10.6 million aggregate amount of indebtedness outstanding under the Credit Agreement, as amended, (“PEM Credit Agreement”) through payment of $9.6 million in cash and by delivering a two-year interest bearing note in the amount of $1 million.  Additionally, the proceeds were used to pay $3.1 million in cash and deliver a $2.8 million, three-year interest bearing note, both in satisfaction of the deferred purchase price and contingent payments owed by EEC to certain of ACC’s previous shareholders.

Business Description

We design, manufacture and market proprietary electronic devices and communications equipment for aerospace, defense, industrial, and communications applications. We have operations in the U.S., England, and France.  We organize our business in two operating segments: electronic devices and communications equipment. In 2010, our electronic devices segment contributed approximately 60% of overall net sales while the communications segment contributed approximately 40% of overall net sales. Our subsidiaries within our electronic devices segment design, develop, manufacture and market power supplies, radio frequency, or RF, and microwave devices for defense, aerospace and industrial markets.  Our subsidiaries within our communications equipment segment design develop, manufacture and market network access equipment, including network timing and synchronization products, for communications applications in public and private networks, defense and industrial markets, including utilities and transportation.

Within our electronic devices segment, we produce a range of power systems and RF and microwave devices.  This segment is primarily “project” driven, with the majority of revenues being derived from custom products with long life cycles and high barriers to entry.  The majority of manufacturing and testing is performed in-house or through sub-contract manufacturers.  Our electronic devices are used in a wide range of military airborne, seaborne and land-based systems, and in-flight entertainment systems, including the latest next generation in-flight entertainment and connectivity, or IFE&C, systems, such as applications for mobile phone, e-mail and internet communications and real time, on-board satellite and broadcast TV, which are being installed in new commercial aircraft as well as being retrofitted into existing commercial aircraft.

Within our communications equipment segment, we produce a range of network access equipment, including network timing and synchronization products, for public and private communications networks.  This segment is “end-user product” based with a traditional cycle of internally funded development and marketing prior to selling via direct and indirect sales channels.  Manufacturing is primarily outsourced.  Our communications equipment is used in a broad range of network applications primarily for private communications networks, public communications carriers, and also for utility companies and military applications, including homeland security.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”).  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of net sales and expenses for each period. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Revenue Recognition

We derive revenues from sales of electronic devices and communications equipment products and services and extended warranty contracts.  Our sales are based upon written agreements or purchase orders that identify the type and quantity of the item and/or services being purchased and the purchase price.  We recognize revenues when shipment of products has occurred or services have been rendered, no significant obligations remain on our part, and collectability is reasonably assured based on our credit and collections practices and policies.

We recognize revenues from domestic sales at the point of shipment of those products.  An estimate of warranty cost is recorded at the time the revenue is recognized.  Product returns are infrequent and require prior authorization because our sales are final and we quality test our products prior to shipment to ensure the products meet the specifications of the binding purchase orders under which those products are shipped. Normally, when a customer requests and receives authorization to return a product, the request is accompanied by a purchase order for a repair or for a replacement product.

Revenue recognition for products and services provided by our subsidiaries in England depends upon the type of contract involved.  Engineering/design services contracts generally entail design and production of a prototype over a term of up to several years, with revenue deferred until each milestone defined in the contract is reached.  Production contracts provide for a specific quantity of products to be produced over a specific period of time.  Customers issue binding purchase orders or enter into binding agreements for the products to be produced.  We recognize revenues on these orders as the products are shipped.  Returns are infrequent and permitted only with prior authorization because these products are custom made to order based on binding purchase orders and are quality tested prior to shipment.  An estimate of warranty cost is recorded at the time revenue is recognized.  We offer extended warranty contracts for an additional cost to our customers, which we recognize ratably over the term of the extended warranty contract under either the milestone method or percentage of completion method, whichever is most appropriate under GAAP.

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

Inventory Valuation

Our finished goods electronic devices inventories generally are built to order.  Our communications equipment inventories generally are built to forecast, which requires us to produce a larger amount of finished goods in our communications equipment business so that our customers can be served promptly.  Our products consist of numerous electronic and other materials, which necessitate that we exercise detailed inventory management.  We value our inventory at the lower of the actual cost to purchase or manufacture the inventory (first-in, first-out) or the current estimated market value of the inventory (net realizable value). We perform cycle counts of inventories using an ABC inventory methodology, which groups inventory items into prioritized cycle counting categories, or we conduct physical inventories at least once a year.  We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next 12 to 24 months. Additionally, to determine inventory write-down provisions, we review product line inventory levels and individual items as necessary and periodically review assumptions about forecasted demand and market conditions.  Any inventory that we determine to be obsolete, either in connection with the physical count or at other times of observation, is specifically reserved for and subsequently written-off.

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

Foreign Currency Translation

We have foreign subsidiaries that together accounted for approximately 81.2% and 84.3% of our net revenues, 70.9% and 75.7% of our total assets and 53.5% and 30.3% of our total liabilities from continuing operations as of and for the years ended December 31, 2010 and 2009, respectively.  In preparing our consolidated financial statements, we are required to translate the financial statements of our foreign subsidiaries from the functional currencies in which they keep their accounting records into U.S. dollars. This process results in exchange gains and losses which, under relevant accounting guidance, are included either within our statement of operations under the caption “other income (expense)” or as a separate part of our net equity under the caption “accumulated other comprehensive income (loss).” We evaluate the impact of currency fluctuations on a periodic basis and may, in the future, participate in currency hedging activities if the need arises.

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

Based on our assessment of the factors discussed above, we consider the functional currency of each of our international subsidiaries to be each subsidiary’s local currency. Accordingly, we had cumulative translation losses of $2.2 million and $1.6 million that were included as part of accumulated other comprehensive loss within our balance sheets at December 31, 2010 and December 31, 2009, respectively. During the year ended December 31, 2010 and 2009, we included translation losses of $0.5 million and gains of $1.2 million, respectively, under accumulated other comprehensive income.

The magnitude of these gains or losses depends upon movements in the exchange rates of the foreign currencies in which we transact business as compared to the value of the U.S. dollar. During 2010, these currencies include the euro and the British pound sterling. Any future translation gains or losses could be significantly higher or lower than those we recorded for these periods.

Intangibles, Including Goodwill

We periodically evaluate our intangibles, including goodwill, for potential impairment. Our judgments regarding the existence of impairment are based on many factors including market conditions and operational performance of our acquired businesses.  In assessing potential impairment of goodwill, we consider these factors as well as forecasted financial performance of the acquired businesses.  If forecasts are not met, we may have to record additional impairment charges not previously recognized. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of those respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets that were not previously recorded.  If that were the case, we would have to record an expense in order to reduce the carrying value of our goodwill.  Under the Codification guidance for Goodwill and Other Intangible Assets, we are required to analyze our goodwill for impairment issues at least annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  We performed our annual impairment test for goodwill at our electronic devices reporting unit as of December 31, 2010.  In performing the valuation, we used cash flows that reflected management’s forecasts and discount rates that reflect the risks associated with the current market.  We considered the results of an income approach and a market approach in determining the fair value of the reporting units.  For the income approach we assumed growth at 4.0% as a result of expected shipments on existing contracts and future opportunities.  We discounted the projected cash flows at 15% to determine the fair value for the electronic devices reporting unit.  For the market approach, we used the guideline public company method, under which the fair value of a business is estimated by comparing the subject company to similar companies with publicly traded ownership interests. From these “guideline” companies, valuation multiples are derived and then applied to the appropriate operating statistics of the subject company to arrive at indications of value.

At December 31, 2010, our reported goodwill totaled $4.9 million, all of which belonged to the electronic devices reporting unit.  Based on the results of our testing, the fair value of the electronic devices reporting unit exceeded its book value.  During 2009, as a result of the sale of our RO Operations, we recorded a non-cash charge for the impairment of goodwill and indefinite-lived intangibles of $0.9 million and amortized intangible assets of $0.5 million, which amounts reflect the write down of all of the intangible assets of the RO Operations.  These write downs are reflected within income from discontinued operations in the Consolidated Statement of Operations.

Overview

A significant portion of our products are customized to the unique specifications of our customers and are subject to variable timing of delivery, which makes comparability of our revenues and gross profit from period to period difficult.  Shipments of products can be accelerated or delayed due to many reasons including, but not limited to, exceeding or not meeting customer contract requirements, a change in customer timing or specifications, technology related issues, delays in acquiring raw materials, and other production related issues.  Exceptions to this include certain long-term military contracts and certain long-term telecommunications contracts.

Overall net sales from continuing operations decreased 12% in 2010 as compared to 2009.  The decrease is primarily related to lower sales volumes for our electronic devices due to delays in orders from military customers.  These declines were slightly offset by increases in sales volumes for our communications equipment subsidiaries.  To a lesser degree, sales continue to be negatively impacted by exchange rate fluctuations.  The majority of the declines resulted in the first three quarters of 2010.  We have seen significant improvements in sales volumes in the fourth quarter of 2010 as a result of organic growth at all of our subsidiaries.

Overall gross profit, as a percentage of sales, (“gross margin”), decreased to 30.7% in 2010 from 34.3% in 2009.  The decrease in gross margin was due primarily to a decrease in gross margin within our electronic devices segment primarily as a result of lower sales volumes and product mix within that segment.

In September 2010, our French subsidiary, CXR AJ, sustained significant damage to a portion of its facility, which resulted in damage to the building and to a significant amount of raw materials inventory.  We recorded an impairment of approximately $1.1 million for this inventory.  However, as the CXR AJ insurance policy covers this inventory amount and the insurance company has confirmed that this inventory is covered under at least net value, the Company has recorded a receivable for the same amount as the impairment loss.  During December 2010, we received an advance of approximately $0.7 million towards the receivable.

We have seen positive indications of improvements in sales, gross profit and net income for 2011 and 2012.  The primary driver of these positive indications is the high level of orders received in December 2010 and the first quarter of 2011 and small evidences of improvements in the global economic conditions that have plagued most businesses over the past two years.  Along with the excitement over the opportunities for growth in the near future, challenges exist.  As a result of the global economic situation, many suppliers have reduced their inventory levels and the result is longer lead times to obtain raw materials to complete existing orders.  This presents additional challenges if customers decide to pull forward delivery dates.  Additionally, we will need to manage cash very closely to ensure that we have sufficient cash in the first half of 2011 to fund the expected shipments of backlog in the second half of 2011.  We expect to continue to experience losses during the first two quarters of 2011, but believe we will be able to achieve profitability in the last half of 2011 to partially offset the losses for the first half.  We look forward to these challenges and the opportunities to grow our core business in the coming years.

The following is a detailed discussion of our results of operations by business segment.  As a result of the sale of our Digitran Operations in March 2009 and the classification of our RO Operations and ACC Operations as held for sale at December 31, 2010, for purposes of the following discussion and analysis, the Digitran Operations, RO Operations and ACC Operations, all in the electronic devices segment, have been removed from the prior period comparisons.  The results of the Digitran Operations, RO Operations and ACC Operations are reported as a held for sale operation for all periods presented.

Results of Operations

Comparison of the Year Ended December 31, 2010 to the Year Ended December 31, 2009

Net Sales

	Year Ended		Variance
	December 31,		Favorable (Unfavorable)
(in thousands)	2010	2009	Dollar	Percent

Electronic devices	$18,263	$22,763	$(4,500)	(19.8)%
as % of net sales	59.8%	65.6%
Communications equipment	12,298	11,932	366	3.1%
as % of net sales	40.2%	34.4%
Total net sales from continuing operations	30,561	34,695	(4,134)	(11.9)%

Electronic Devices

The decrease in sales of our electronic devices in 2010 as compared to 2009 was primarily due to lower volume as a result of a gap in the production schedule for the European Fighter Aircraft (Typhoon) and other military power supply projects and global economic conditions.  Additionally, a significant portion of our electronic devices business is transacted in U.S. dollars and was negatively impacted by exchange rate fluctuations, as the subsidiary’s local currency is the British pound sterling.  The translation impact of exchange rates remains an uncertainty and could negatively or positively impact our overall results in future periods.

We currently have significant backlog levels for our electronic devices business.  We expect to experience moderate sales in the first half of 2011, but substantially increased sales in the second half of 2011 as we begin to ship these orders for an expected overall 25% increase in sales for electronic devices for the full year 2011.

Communications Equipment

During 2010, net sales within our communications equipment segment improved slightly compared to 2009.  We experienced an increase in sales of test equipment to the FAA and the U.S. military at our U.S. communications equipment subsidiary and a slight increase in shipments for network access products at our French subsidiary.

We currently have a strong backlog of orders in our communications equipment segment, particularly at our French subsidiary.  While we expect an overall increase in communications equipment sales in 2011, as we begin to ship the existing backlog and pursue additional revenue opportunities available to us, we have some exposure to the current turmoil in North Africa and the Middle East, which could put some of these shipments at risk.  We continually monitor the shipment risk to customers located in these areas and will adjust our estimates accordingly.

Gross Profit

	Year Ended		Variance
	December 31,		Favorable (Unfavorable)
(in thousands)	2010	2009	Dollar	Percent

Electronic devices	$4,776	$7,563	$(2,787)	(36.9)%
as % of net sales	26.2%	33.2%
Communications equipment	4,606	4,344	262	6.0%
as % of net sales	37.5%	36.4%
Total gross profit from continuing operations	9,382	11,907	(2,525)	(21.2)%
Total gross margin from continuing operations	30.7%	34.3%

Electronic Devices

The decrease in gross profit, as a percentage of net sales, for our electronic devices segment from 33.2% in 2009 to 26.2% in 2010 is primarily due to the decrease in volume of sales as discussed above, which results in additional absorption of fixed costs, and also due to changes in product mix and the negative impact of exchange rate fluctuations between the U.S. dollar and the British pound sterling.

Typically sales to commercial markets, such as IFE&C, result in lower gross margins than those sales to military markets.  As a result of the decline in sales primarily related to military markets in 2010 and an increase in IFE&C, we experienced a corresponding decline in margins.

For the full year of 2011, we expect gross profit, as a percentage of sales, to remain consistent with levels experienced in 2010 as a significant portion of our existing backlog is associated with commercial markets, which tend to be more competitive resulting in lower margins than other markets.  While we do expect a slight upward trend in military market orders, a vast majority of our current production orders are for lower margin commercial aerospace applications. However, we expect lower margins than full year 2010 in the first half of 2011 as a result of slower sales expected in the first half resulting in higher absorption of fixed overhead and investment in engineering associated with existing orders.  This should be substantially offset by higher sales levels in the second half of 2011.

Communications Equipment

The increase in gross profit, as a percentage of sales, for our communications equipment segment from 36.4% in 2009 to 37.5% in 2010 is primarily the result of increases in gross margins at our U.S. communications equipment subsidiary primarily due to an increase in sales of higher margin network access products, partially offset by unfavorable impacts on our subsidiary in France as a result of the changes in foreign currency exchange rates between the U.S. dollar and the euro.

In 2011, we expect a slight increase in gross profit, as a percentage of sales, as we continue to experience strong sales of higher margin network access products from both our U.S. and French subsidiaries.

Operating Expenses

	Year Ended		Variance
	December 31,		Favorable (Unfavorable)
(in thousands)	2010	2009	Dollar	Percent

Selling, general and administrative	$10,090	$11,948	$1,858	15.6%
as % of net sales	33.0%	34.4%
Engineering and product development	1,736	1,796	60	3.3%
as % of net sales	5.7%	5.2%
Employee-related transaction costs	906	—	(906)	(100.0)%
Total operating expenses from continuing operations	12,732	13,744	1,012	7.4%

Selling, General and Administrative

The decrease in selling, general and administrative (“SG&A”) expenses is primarily the result of the cost reduction activities implemented in 2009 and 2010, which included headcount reductions, office closures in France and California, and an overall decrease in corporate expenses.  Also contributing to the decrease was the impact of the headcount reductions in the first half of 2009, which resulted in employee termination costs that were not present in 2010.  These decreases were offset slightly by CXR Larus absorbing all of the facility costs at its location in the second and third quarter of 2010 where it had previously shared costs with the RO Operations.  SG&A also was negatively impacted by certain costs for consulting, legal and audit of approximately $0.6 million associated with transaction-related activities that will not recur in future periods.  We have made additional headcount reductions for our corporate finance staff subsequent to the ACC Transaction.

We expect a slight decline in SG&A expenses in 2011, as we will not have the non-recurring transaction-related costs discussed above and as a result of the additional headcount reductions made in the third quarter of 2010 for our corporate finance staff subsequent to the ACC Transaction.

Engineering and product development

Engineering and product development costs remained relatively consistent in 2010 compared to 2009.  The slight increase is primarily due to the communications equipment subsidiaries’ development of upgrades and enhancements for next generation network access products as well as for existing products.

We expect engineering and product development costs to remain at 2010 levels in 2011.  Although engineering for specific customer projects, which are recorded as part of the cost of the product to produce, will increase during 2011.

Employee transaction costs

We incurred $0.9 million in employee transaction and severance costs for employees of EMRISE, which remain in continuing operations and are non-recurring.  Effective September 1, 2010, the employment of three corporate personnel, including our former Chief Financial Officer, was terminated, by mutual agreement, as part of a realignment of our corporate finance organization in connection with the significant changes following the sale of the ACC Operations and other divisions, including the RO Operations and Digitran Operations.  Additionally, in consideration for forfeiting their change in control provision within their existing employment contracts, our Chief Executive Officer and our President and Chief Operating Officer both received a transaction payment.  These costs are non-recurring for 2011.

Interest expense

Interest expense was $1.9 million in 2010 compared to $4.1 million in 2009 due to substantially lower outstanding loan balances.  Additionally, in 2009 we accelerated the amortization of deferred financing costs and debt discount in the amount of $0.5 million associated with the partial repayment of our Term Loan B, which was absent in the same period of 2010.  Included in interest expense in 2010 was $0.6 million of non-cash amortization of deferred financing costs and non-cash amortization of debt discount compared to $1.4 million in 2009.

We expect a substantial reduction in interest expense in 2011 as a result of the significantly reduced debt balances and the absence of the amortization of deferred financing costs and debt discount.

Other income and expense

We recorded other income of $20,000 in 2010 compared to $0.4 million in 2009.  Other income and expense consists primarily of (i) fair value adjustments on previously issued warrants and (ii) short-term exchange rate gains and losses associated with the volatility of the U.S. dollar to the British pound sterling and euro on the current portion of certain assets and liabilities.  The change in the fair value of warrants during 2010 resulted in expense of $0.1 million compared to income of $0.4 million in 2009.  The remaining income of approximately $0.1 million for 2010 was predominantly related to short-term exchange rate gains.

In 2011, we will not have any fair value adjustments on warrants as discussed below.

Gain on extinguishment of debt

We recorded a gain on the extinguishment of debt of $0.3 million as a result of the substantial modification of the credit facility with our senior lender.  On August 31, 2010, we repaid all except $1 million of debt owed to our senior lender and amended the PEM Credit Agreement substantially for amount, terms, rates and repayment.  This resulted in the transaction being accounted for as an extinguishment of debt.  In connection with the transaction, the senior lender waived the deferred fees owed to them at maturity and agreed to sell the warrants held by their affiliate for $100,000.  The gain on extinguishment of debt includes the amount of fair value of the warrants that exceeded the purchase price of $0.3 million, the reversal of the deferred fees and the legal costs associated with the transaction of $0.2 million and the recording of a debt premium of $0.2 million on the remaining $1 million note.  See Note 10 in the accompanying notes to the consolidated financial statements.

Income tax provision (benefit)

Income tax expense amounted to $0.6 million for 2010 compared to benefit of $0.6 million for 2009.  The income tax expense in 2010 was related to the adjustment of the valuation allowance associated with net deferred tax assets of continuing operations. This adjustment was partially offset in 2010 by income tax benefit related to the allocation of tax expense and benefit between losses from continuing operations and gains from discontinued operations. Additionally, we record expense associated with foreign income tax on foreign earned profits in Europe.

Income from discontinued operations

In connection with the sale of the RO Operations on March 20, 2010 and the sale of the ACC Operations on August 31, 2010, we reported income from discontinued operations of $2.1 million (net of tax of $1.0 million) during 2010, which includes a $0.5 million loss on the sale of the RO Operations and a $0.5 million gain on the sale of the ACC Operations.  We reported income from discontinued operations of $5.8 million (net of tax of $1.7 million) during 2009, which includes a $7.2 million gain on the sale of the Digitran Operations.

Net (loss) income

We reported a net loss of $3.4 million in 2010 and net income of $1.0 million in 2009.  Included in net loss in 2010 period was an overall decline in net sales and gross profit from continuing operations as previously discussed, $0.9 million in non-recurring employee transaction costs, $0.6 million in non-recurring costs associated with transaction activities and $1.9 million of interest expense, which were partially offset by $0.3 million gain on extinguishment of debt and $2.1 million of income from discontinued operations, discussed above.

Liquidity and Capital Resources

In making an assessment of our liquidity, we believe that the items in our financial statements that are most relevant to our ongoing operations are working capital, cash generated from operating activities and cash available from financing activities.  We also have a variety of financing arrangements and other short and long-term debt.

Working Capital

We fund our daily cash flow requirements through funds provided by operations and through borrowings under our various lines of credit.  Working capital was $9.9 million at December 31, 2010 as compared to negative $3.5 million from continuing operations at December 31, 2009.  The increase in working capital was the result of the repayment of substantially all of the debt owed to PEM and a large portion of amounts owed to the former ACC shareholders (the “Former Shareholders”).  At December 31, 2010 and December 31, 2009, we had accumulated deficits of $30.0 million and $26.6 million, respectively, and cash and cash equivalents of $3.7 million and $4.0 million, respectively.

Net cash used in operating activities from continued operations during 2010 totaled $5.4 million.  Significant non-cash adjustments to our net loss for 2010 include (i) the amortization of debt discount and amortization of deferred financing costs which, on a combined basis, totaled $0.6 million, both of which are non-cash components of interest expense associated with the PEM Credit Agreement, and (ii) depreciation and amortization expense which totaled $0.9 million.  The primary significant uses of cash associated with operating activities from continued operations during 2010 was a decrease in accounts payable and accrued expenses of $1.3 million associated with the use of ACC Transaction proceeds to repay short-term liabilities and an increase in prepaid and other assets of approximately $0.9 million primarily associated with a receivable recorded for insurance recoveries from the fire at CXR AJ.  The primary sources of cash associated with operating activities from continued operations during 2010 included a decrease in accounts receivable of $0.4 million, due primarily to steady collections on sales and lower sales in 2010 and a decrease in inventory of $0.5 million primarily due to the impairment of raw materials inventory destroyed in the fire at CXR AJ.

Cash generated from our investing activities during 2010 totaled $17.7 million. This amount consisted primarily of net cash proceeds generated by the March 2010 sale of the RO Operations and the August 2010 sale of the ACC Operations.

Cash used in financing activities during 2010 totaled $13.7 million, used to repay $9.5 million of debt owed to PEM and $3.1 million owed to the Former Shareholders.

Backlog

Our backlog was $27.1 million as of December 31, 2010 as compared to $16.9 million as of December 31, 2009. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. As of December 31, 2010, approximately 90% of our backlog related to our electronic devices business, which tends to provide us with long lead-times for our manufacturing processes due to the custom nature of the products.  Approximately 10% of this backlog related to our communications equipment business, which tends to deliver standard or modified standard products from stock as orders are received. We believe that the majority of our current backlog will be shipped within the next 12 months.  However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

Debt and Financing Arrangements

At December 31, 2010, we had total debt obligations of $4.7 million.  Total debt includes $0.4 million outstanding related to subsidiary financing arrangements, a term loan to PEM of $1.0 million (maturing August 31, 2012), capital lease obligations of $0.3 million and notes payable to the Former Shareholders of $2.8 million (maturing August 31, 2013), the current portion of which loans and obligations totaled $0.6 million.

Financing Arrangements

On August 31, 2010, two of our subsidiaries in England, Pascall Electronics Limited (“Pascall”) and XCEL Power Systems, Ltd. (“XCEL”), entered into a Receivables Finance Agreement with Lloyds TSB Commercial Finance (“Lloyds”) (each, a “Receivables Finance Agreement” and, collectively, the “Receivables Finance Agreements”), pursuant to which Lloyds agreed to provide Pascall and XCEL a credit facility to support their operations in the aggregate principal amount of £2,75 million ($4.3 million based on the exchange rate on December 31, 2010), in each case at an advance rate of 85%, a discount charge of 2.5% above the base rate, and a service fee of 0.2%.  The Receivables Finance Agreements bear interest at the base rate plus 2.5% on the outstanding balance and is paid monthly.  As of December 31, 2010, Pascall had outstanding borrowings of $0.3 million and XCEL had no outstanding borrowings under each of their respective Receivables Finance Agreements.

On September 20, 2010, our French subsidiary, CXR Anderson Jacobson (“CXR AJ”) entered into a Factoring Agreement with FACTOCIC S.A., a subsidiary of CIC Group (“CIC”) (the “CIC Agreement”), pursuant to which CIC agreed to provide CXR AJ a financing arrangement to support its French operations in the aggregate principal amount of €1.35 million ($1.8 million based on the exchange rate on December 31, 2010) at an advance rate of 90% of presented trade receivables.  The CIC Agreement bears interest at the three month EURIBOR plus 1.4%.  As of December 31, 2010, CXR AJ had outstanding borrowings under the CIC Agreement of $0.1 million.

On November 15, 2010, CXR Larus Corporation (“CXR Larus”) and Bridge Bank, National Association (“Bridge Bank”) executed a Business Financing Agreement dated as of October 22, 2010 (the “Business Financing Agreement”) pursuant to which Bridge Bank agreed to provide to CXR Larus up to $800,000 of advance on trade accounts receivable at an advance rate of 80% with interest at the Prime Rate plus 3.25%.  As of December 31, 2010, CXR Larus had no outstanding borrowings under the Business Financing Agreement.

PEM Credit Agreement

EMRISE (including each of its direct subsidiaries), are parties to the PEM Credit Agreement, initially entered into in November 2007 and subsequently amended, with PEM, providing for a credit facility in the aggregate amount of $26 million.  As of December 31, 2010, we owed a total of $1.0 million under the terms of the PEM Credit Agreement.  All references to the PEM Credit Agreement herein refer to the PEM Credit Agreement as amended.

The PEM Credit Agreement consisted of a revolver and three term loans (i) a term loan in the original principal amount of $6 million (“Term Loan A”), (ii) a term loan in the original principal amount of $10 million (“Term Loan B”) and (iii) a term loan in the original principal amount of $3 million (“Term Loan C”).  Term Loan A was fully funded on November 30, 2007 while Term Loans B and C were fully funded on August 20, 2008 in connection with the acquisition of ACC. In March 2009, $6.8 million of Term Loan B and all of Term Loan C was repaid in connection with the sale of the Digitran Operations.  The remaining outstanding principal balance of Term Loan B of $2.1 million and $4.0 million of Term Loan A was repaid on August 31, 2010 in connection with the ACC Transaction.

On August 31, 2010, the Borrowers and PEM entered into Amendment Number 16 to Loan Documents (“Amendment 16.  Pursuant to Amendment 16, PEM, among other things, (i) provided a term loan of up to $1 million to the Borrowers, (ii) terminated and released all of PEM’s security interests in the assets of ACC and CCI, (iii) provided consent to the consummation of the transactions contemplated by a Master Agreement, dated June 7, 2010, by and among the Company (including certain subsidiaries, the “Master Agreement”), as further described below, (iv) waived approximately $0.2 million in amendment and waiver fees owing to PEM, and (v) provided for the execution and delivery of the Deeds of Priority in favor of Lloyds with respect to the Receivables Finance Agreements described above.

Also in connection with Amendment 16, PEM accepted an Amended and Restated Term Loan A Note, dated August 31, 2010, which is a two-year interest bearing secured note in the principal amount of $1.0 million (the “PEM Note”).  The PEM Note will be payable interest only on a monthly basis for the first 18 months, with equal monthly payments of principal plus interest due thereafter through maturity.  The PEM Note will be payable at a rate of 12.5% per annum during the first 12 months and 15.5% per annum thereafter until paid in full, plus any applicable default rate or late fees.

Former Shareholder Debt

The Former Shareholders’ subordinated secured contingent promissory notes, which EEC issued in May 2008 in connection with the acquisition of the ACC Operations and which were subsequently amended in November 2009, were amended by Amendment No. 2, effective August 31, 2010 (the “Amended Subordinated Contingent Notes”).  The Former Shareholders are individuals who owned stock in 2008.  The Amended Subordinated Contingent Notes bear interest at the prime rate as reported in The Wall Street Journal plus 1% and mature on August 31, 2013 (the “Maturity Date”).  Interest is payable quarterly beginning October 1, 2010 through the Maturity Date.  No principal payments are due until October 1, 2012, when quarterly principal payments in the amount of $0.2 million will be paid with the outstanding principal balance due at the Maturity Date.  As of December 31, 2010, the Company had $2.9 million outstanding principal balance under the Amended Subordinated Contingent Notes.

Liquidity

In combination with the net cash proceeds of the sale of the ACC Operations and the cash flow from operations, we believe we have sufficient funding to support our working capital requirements during the next 12 months and beyond.

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

To address these potential financing needs, we may explore a revised debt structure with our existing lenders, additional or new financing with another lender or lenders, expedite the sale of additional assets to generate cash, complete a recapitalization, or consummate a merger or other transaction.  Successfully executing these strategies is uncertain and there are many risks associated with attempting to execute each, in addition to the risks and uncertainties of the short and long term impact of executing on any of these strategies.   Failure to meet our financing requirements, if and when needed, would have an adverse effect on our operations and/or ability to do business after that date or could restrict our growth, limit the development of new products, hinder our ability to fulfill existing or future orders or negatively affect our ability to secure new customers or product orders.

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

Not applicable.

Item 9A.              Controls and Procedures.

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

As of December 31, 2010, the Company carried out an assessment, under the supervision of and with the participation of the Company’s Principal Executive Officer and the Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)).  The Principal Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2010.

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

Under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included an assessment of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded as of December 31, 2010 that our internal controls over financial reporting were not effective at the reasonable assurance level due to the material weaknesses discussed below.

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

Our Principal Executive Officer and Principal Financial Officer concluded that as of December 31, 2010 the following three material weaknesses existed:

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

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

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

Material Weaknesses and Related Remediation Initiatives

Set forth below is a summary of the various significant deficiencies which caused management to conclude that it had the three material weaknesses identified above.  Through the efforts of management, external consultants and our Audit Committee, we are currently in the process of executing specific action plans to remediate the material weaknesses identified above and discussed more fully below.  We expect to complete these various action plans during 2011.  If we are able to complete these actions in a timely manner, we anticipate that all control deficiencies and material weaknesses will be remediated by December 31, 2011.

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

(2)           We did not formally evaluate the effectiveness controls over changes to critical financial reporting applications and over access to these applications and related data.  As a result, certain of our personnel could have unrestricted access to various financial application programs and data beyond the requirements of their individual job responsibilities. This control deficiency, if existing, could result in a material misstatement of significant accounts or disclosures, including those described above, that could result in a material misstatement of our interim or annual consolidated financial statements that would not be prevented or detected.

(3)           We did not formally evaluate the sufficiency of information technology personnel to execute general computing controls over our information technology structure, which include the implementation and assessment of information technology policies and procedures. This control deficiency, if existing, did not result in an audit adjustment to our 2010 interim or annual consolidated financial statements, but could result in a material misstatement of significant accounts or disclosures, which would not have been prevented or detected.

Remediation of Internal Control Deficiencies and Expenditures

It is reasonably possible that, if not remediated, one or more of the material weaknesses described above could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.

We have experienced complex domestic and international tax and financial reporting issues over the past several years.  During the past two years, we have completed several transactions, including the sale of the Digitran Operations, RO Operations and ACC Operations and the extinguishment of a complex debt facility all resulting in a much smaller and less complex organization going forward.  Also, during the second quarter of 2010, we engaged a third party firm to prepare our tax provisions, provide guidance on complex tax matters and interface with our independent registered public accounting firm on tax matters.  Finally, in the third quarter of 2010, we restructured our accounting and finance group to allocate responsibilities to those individuals most qualified to perform such tasks and more effectively utilize the worldwide accounting and finance organization.  In executing this remediation plan, we were able to eliminate the material weakness previously reported that related to a lack of quality financial accounting staff, particularly in the area of taxation.

We have begun to develop specific action plans for each of the remaining material weaknesses discussed above.  We believe the experience and knowledge of the existing staff will allow us to execute the plan effectively.  During 2011, our internal controls compliance team will prepare appropriate documentation and test plans for our information technology structure and applications data and will test and remediate that area.  The audit committee will work directly with management and the other board members, as necessary, to ensure that entity level deficiencies are addressed. We are uncertain at this time of the costs to remediate all of the above listed material weaknesses, however, we anticipate the cost to be approximately $50,000, most of which costs we expect to incur during 2011.  We cannot guarantee that the actual costs to remediate these deficiencies will not exceed this amount.

Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of December 31, 2010. Because the remedial actions require relying extensively on manual review and approval, the successful operation of these controls for several quarters may be required before management may be able to conclude that the material weaknesses have been remediated.  We intend to continue to evaluate and strengthen our internal control over financial reporting systems. These efforts require significant time and resources.  If we are unable to establish adequate internal control over financial reporting systems, we may encounter difficulties in the audit or review of our financial statements by our independent registered public accounting firm, which in turn may have a material adverse effect on our ability to prepare financial statements in accordance with GAAP and to comply with our SEC reporting obligations.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The remediation efforts implemented in the second and third quarter of 2010, as discussed above, were evaluated during the fourth quarter of 2010 and were deemed sufficient to remedy one material weakness previously reported.

Item 9B.              Other Information.

None.

PART III

Item 10.                Directors, Executive Officers and Corporate Governance.

Biographical Information

The names, ages and positions held by our directors and executive officers as of March 24, 2011 and their business experience are as follows:

Name	Age	Titles

Carmine T. Oliva	68	Chairman of the Board, Chief Executive Officer, and Director

Graham Jefferies (3)	53	Director, President and Chief Operating Officer

Brandi L. Festa	41	Principal Financial Officer, Director of Finance and Administration, Secretary and Treasurer

Laurence P. Finnegan, Jr. (1)	72	Director

Otis W. Baskin (1)	65	Director

Richard E. Mahmarian (1)(4)	73	Director

Frank P. Russomanno (3)	63	Director

Julie A. Abraham (2)(3)	53	Director

(1)          Member of the compensation committee, corporate governance and nominating committee and audit committee.

(2)          Member of the audit committee.

(3)          Joined the Board of Directors in 2011

(4)          Mr. Mahmarian has resigned his directorship effective March 31, 2011.

Carmine T. Oliva has been Chairman of the Board, Chief Executive Officer and a Class III director of EMRISE Corporation since March 26, 1997 and of our subsidiary, EMRISE Electronics Corporation, since he founded EMRISE Electronics Corporation in 1983.  From March 1997 until July 2009, he was President of EMRISE Corporation.  Mr. Oliva served as Acting Chief Financial Officer and Secretary of EMRISE Corporation from August 18, 2006 to May 15, 2007 and served as Acting Chief Financial Officer from April to July 2005.  Mr. Oliva has been Chairman of the Board of EMRISE Electronics Ltd. since 1985 and Chairman and Chief Executive Officer of CXR Larus since March 1997. In 2002, Mr. Oliva obtained a French government working permit and assumed responsibility as President of our CXR-AJ subsidiary. From January 1999 to January 2000, Mr. Oliva served as a director of Digital Transmission Systems Inc. From 1980 to 1983, Mr. Oliva was Senior Vice President and General Manager, ITT Asia Pacific Inc.  Prior to holding that position, Mr. Oliva held a number of executive positions with ITT Corporation and its subsidiaries over an eleven-year period.  Mr. Oliva attained the rank of Captain in the United States Army and is a veteran of the Vietnam War.  Mr. Oliva earned a B.A. degree from Seton Hall University and an M.B.A. degree from The Ohio State University.  Mr. Oliva is founder of EMRISE from inception.  This, in addition to his vast business acumen and experience in the aerospace and defense and communications equipment industries for over 40 years along with his judgment, integrity and reputation and his extensive international business background, including his extensive acquisition and divestiture expertise, makes Mr. Oliva an ideal director of the Company as well as its Chairman.

Graham Jefferies joined the Board of Directors as a Class II director on March 1, 2011.  He was appointed as President in July 2009.  He served as Executive Vice President from October 21, 1999 until July 2009. Mr. Jefferies was also appointed as our Chief Operating Officer on January 3, 2005, after having served as Chief Operating Officer of our Telecommunications Group since October 21, 1999. Mr. Jefferies served as Executive Vice President of EMRISE Corporation from April 1999 through October 1999. Mr. Jefferies has served CXR-AJ as a director since March 1997 and as General Manager since July 2002, has served as Managing Director of Belix Power Conversions Ltd., Belix Wound Components Ltd. and Belix Company Ltd. since our acquisition of those companies in April 2000, as Managing Director of XCEL Power Systems, Ltd. since September 1996 and as Managing Director of EMRISE Electronics Ltd. since March 1992.  Prior to joining us in 1992, he was Sales and Marketing Director of Jasmin Electronics PLC, a major United Kingdom software and systems provider, from 1987 to 1992. Mr. Jefferies held a variety of project management positions at GEC Marconi from 1978 to 1987. Mr. Jefferies earned a B.S. degree in Engineering from Leicester University and has experience in mergers and acquisitions. Mr. Jefferies is a citizen and resident of the United Kingdom.

Brandi L. Festa was appointed as Director of Finance and Administration and Principal Accounting Officer, Secretary and Treasurer in September 2010.  She served as Corporate Controller from May 2007 to September 2010.  Prior to joining us in 2007, she was Assistant Controller of Stater Bros. Markets, a large regional super market chain in Southern California, from January 2005 to April 2007. Ms. Festa was Acting Director of Financial Reporting at Watson Pharmaceuticals Inc., an NYSE listed brand and generic pharmaceuticals manufacturer and distributor with both domestic and international subsidiaries.  She also served as Associate Director of Finance and General Accounting and Finance Manager at Watson from June 2001 through June 2004.  Ms. Festa began her career in 1997 with Ernst & Young LLP and holds an active license as a CPA in California.  Ms. Festa earned a B.S. degree in Accounting from California State University, San Bernardino, and has experience in SEC reporting, Sarbanes-Oxley Act compliance, mergers and acquisitions, international accounting and GAAP, and U.S. GAAP among other things.

Laurence P. Finnegan, Jr. has served as a Class II director since March 26, 1997.  In addition, he was a director of EMRISE Electronics Corporation from 1985 to March 1997, and was EMRISE Electronic Corporations’ part-time Chief Financial Officer from 1994 to 1997. Mr. Finnegan has held positions with ITT (1970-1974) as controller of several divisions, Narco Scientific (1974-1983) as Vice President Finance, Chief Financial Officer, Executive Vice President and Chief Operating Officer, and Fischer & Porter (1986-1994) as Senior Vice President, Chief Financial Officer and Treasurer. Since August 1995, he has been a principal of GwynnAllen Partners, Bethlehem, Pennsylvania, an executive management consulting firm. From 1996-2008, Mr. Finnegan was a director and the President of GA Pipe, Inc., a manufacturing company based in Langhorne, Pennsylvania. From September 1997 to January 2001, Mr. Finnegan served as Vice President Finance and Chief Financial Officer of QuestOne Decision Sciences, an efficiency consulting firm based in Pennsylvania. Since August 2001, Mr. Finnegan has served as a director and the Vice President and Chief Financial Officer of VerdaSee Solutions, Inc., a consulting and software company based in Pennsylvania. Mr. Finnegan earned a B.S. degree in Accounting from St. Joseph’s University.  Mr. Finnegan’s education and lifetime of experience in accounting, including several positions as Chief Financial Officer and controller at industrial and manufacturing companies, as well as his business acumen, judgment, integrity and reputation, makes him an ideal director.

Otis W. Baskin has served as a Class I director since February 6, 2004.  He has been a Professor of Management at The George L. Graziadio School of Business and Management at Pepperdine University in Malibu, California since June 1995 through present and also served as dean from 1995 to 2001.  As dean at Pepperdine he was responsible for all aspects of the management of an organization with 200 employees and $47 million in annual revenue.  He has been a member of the full-time faculty of the University of Houston - Clear Lake (1975-1987), where he served as Coordinator of the Management Faculty and Director of the Center for Advanced Management Programs. He has also been Professor of Management at Arizona State University, West Campus (1987-1991) and The University of Memphis (1991-1995), in addition to serving as dean at both universities.  In each of these assignments he has had responsibilities for recruitment and setting compensation of both professional and support personnel.  Dr. Baskin worked with AACSB International (Association for the Advancement of Collegiate Schools of Business) as Special Advisor to the President and as Chief Executive Officer from July 2002 to June 2004. He is an Associate with the Family Business Consulting Group, where he advises family owned and closely held businesses. He has served as an advisor to Exxon/Mobile Research and Engineering Corporation, NASA and the United States Air Force.  Dr. Baskin is an expert in international business who has worked with companies and business schools in more than 40 countries.  He earned a Ph.D. in Management, Public Relations and Communication Theory from The University of Texas at Austin, an M.A. degree in Speech Communication from the University of Houston, and a B.A. degree in Religion from Oklahoma Christian University.  Dr. Baskin brings a unique blend of business, management, communications and leadership skills, experience and education, as well as his judgment, integrity and reputation, to his role as director and chair of the Compensation Committee.

Richard E. Mahmarian was appointed as a Class III director on March 1, 2006. He is currently serving as a principal and Chairman, President and Chief Executive Officer of Control Solutions, Inc., a company that specializes in providing business systems including hardware, software, consumable products and services to major United States corporations, since December 2003. Mr. Mahmarian also is serving as the Managing Member and Chairman and Chief Executive Officer of REM Associates, LLC, a private investment and consulting company, since 1997. From 1998 until 2001, Mr. Mahmarian was the owner of Alpha Microsystems, LLC, a company that manufactured and sold mini-computer systems, personal computers and servers, provided network services and support, and information technology hardware and software services throughout North America through 50 field offices. In addition, from 1997 until 2006, Mr. Mahmarian owned R&R Palos Verdes Enterprises, Inc., a home construction company in Los Angeles, California.  He served in the United States Navy and was honorably discharged. While in the Navy, he received extensive training in advanced electronic technologies. Mr. Mahmarian earned a B.A. degree in Accounting from Upsala College and an M.B.A. in Marketing and Economics from Seton Hall University. Mr. Mahmarian is a member of the Board of Regents of Seton Hall University and the Board of Advisors of Crestmont College of the Salvation Army.  Mr. Mahmarian has made an ideal director and chair of the Nominating and Corporate Governance Committee because of his long and deep experience in founding, running and growing technology companies with similar technical, engineering, manufacturing, sales and marketing, and distribution issues and challenges, in addition to his business acumen, judgment, integrity and reputation.

Frank P. Russomanno joined the Board of Directors as a Class I director on March 1, 2011.  He served as Vice Chairman of Imation from March 2009 and Chief Executive Officer of Imation from April 2007 until he retired from the Company in May 2010. He also served as President of Imation from April 2007 to March 2009 and served as a member of the Imation Board of Directors from April 2007 until he retired.  Previously, Mr. Russomanno was Chief Operating Officer of Imation from November 2003 to April 2007 and from November 2006 to April 2007 was also acting Chief Executive Officer and President. Prior to November 2003, Mr. Russomanno was president of Imation’s Data Storage and Information Management business. Mr. Russomanno is active in industry and nonprofit organizations. Mr. Russomanno is the former chairman of the board of the Content Delivery & Storage Association (CDSA). He currently serves on the Boards of Directors of the Greater Twin Cities United Way and Intellectual Takeout. In addition, he is a former board member of Merrick Community Services in St. Paul, MN.  Mr. Russomanno has a Bachelor of Arts degree in history from Seton Hall University. He has taken graduate courses at the University of Oklahoma and Monmouth College and served in the U.S. Army as an artillery officer in Vietnam, achieving the rank of Captain.  As a director of the Company, Mr. Russomanno’s background and direct experience leading the operations of a large, diverse organization can be applied to helping the management of the Company.

Julie A. Abraham joined the Board of Directors as a Class II director on February 1, 2011.   Since January 2011, Ms. Abraham has been the Chief Financial Officer of Essex, CT-based Structural Graphics LLC, a high-impact dimensional print company where she had previously served as a consulting Chief Financial Officer since July 2010.  In 2008, Ms. Abraham began as a principal with Westbrook, CT-based The Edbraham Group LLC, a privately-held, national direct and digital marketing recruiting firm that she co-founded and still runs.  During 2007 to 2008, she also served as a financial consultant to the Magnet Group LLC, a promotional products marketing firm.  From 1985 to 2002, Ms. Abraham was employed at ADVO, Inc., a New York Stock Exchange-traded, national direct mail marketing firm, with her most recent position being Senior Vice President, Chief Financial Officer and Operating Committee Member, participating in running the day-to-day operations of the company.  During her career at ADVO, she also held the titles of Senior Vice President of Finance and Controller and Operating Committee Member, Vice President and Controller, Vice President Financial Planning and Investor

Relations and Vice President Shared Financial Services.  From 2004 to 2007, Ms. Abraham was CEO and majority owner of Newington, CT-based DMJ Search, an executive recruiting firm specializing in the direct marketing, print and mail industries.  Ms. Abraham earned a bachelor’s degree in accounting from the University of Vermont, and she became a certified public accountant in 1982.  Ms. Abraham’s financial expertise in the public company arena and experience in strategic financial planning, as well as her direct knowledge of regulatory affairs, particularly with the SEC, financial controls and financial systems, Sarbanes-Oxley and financial due diligence in preparation for acquisitions will provide valuable insight and guidance to the Company and the Board and makes her an ideal director and member of our Audit Committee.

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

Our bylaws provide that our Board of Directors shall consist of at least four directors. Our board is divided into three classes of directors: Class I, Class II and Class III. The term of office of each class of directors is three years, with one class expiring each year at our annual meeting of stockholders. We currently have seven directors on our board, with no vacancies.  Our current board consists of two Class I directors whose terms expire at our 2012 annual meeting, three Class II directors whose terms expire at our 2013 annual meeting, and two Class III directors whose terms expire at our 2011 annual meeting.

During 2010, our board held 17 meetings.  During 2010, none of our directors attended fewer than 75% of the aggregate of: (1) the total number of meetings of the board of directors (held during the period for which he has been a director); and (2) the total number of meetings held by all committees of the board on which he served (during the periods that he served).

The independent members of our Board of Directors are selected because of their independence from management; depth of understanding of technology, manufacturing, sales and marketing, finance and/or other elements directly relevant to the technology and business of EMRISE; education and professional background; and judgment, skill, integrity and reputation.

The leadership of our Company and our board is split between the executive and chairman leadership of Mr. Oliva, our founder, on the one hand, and our independent directors, which make up 70% of the board, on the other hand.  Mr. Oliva has over 40 years of experience in the electronics and communications industry.  His in-depth knowledge of each of our businesses and the competitive challenges each business faces, as well as his extensive experience as a director and senior member of management, make him the best qualified director to serve as chairman.  Our independent directors are strong leaders with diverse educations, skills and backgrounds.  They are appropriately skeptical, leading to thorough review and oversight of the strategies and actions proposed by the chairman and management.  The independent members meet regularly in executive session, with the most qualified member taking the lead in such sessions based on the issues being discussed.  The board may subsequently decide to change its leadership structure, as there is no formal policy that requires the Chief Executive Officer and chairman to be served by one person.

We believe the combination of Mr. Oliva as our Chief Executive Officer and Chairman in combination with our strong independent board members has been an effective leadership structure for EMRISE.  The division of duties and the level of communication between the board and our management provides the basis for the proper functioning of our board and its oversight of management.

Risk Oversight

Our Board of Directors provides consideration and oversight of risks facing EMRISE and its subsidiaries in the ordinary course of operating the businesses.  Together with the Board’s standing committees, the Board is responsible for ensuring that material risks are identified and managed appropriately.  The Board and its committees regularly review material strategic, operational, financial, compensation and compliance risks with senior management and discuss the key risks to our business.  The committees communicate the risks they oversee with the other committees and the Board, as a whole.  The Audit Committee is responsible for discussing overall risk assessment and risk management practices, as set forth in the Audit Committee’s charter.  For example, the Audit Committee assists the Board in its risk oversight function by reviewing and discussing with management our system of disclosure controls and our internal controls over financial reporting.  The Audit Committee also performs a central oversight role with respect to financial and compliance risks and meets at least quarterly with our independent auditor, BDO USA, LLP.  The Nominating and Corporate Governance Committee assists the board in its risk oversight function by periodically reviewing and discussing with management important compliance and quality issues.  The Compensation Committee considers risk in connection with its design of compensation programs for our executives.  At this time, the Compensation Committee does not believe that the risks arising from the Company’s compensation policies and practices for its employees are reasonably likely to have a material adverse effect on the Company.

Board Committees

Our Board of Directors currently has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

Audit Committee

The Audit Committee selects our independent registered public accountants; reviews the results and scope of the audit and other services provided by our independent registered public accountants; reviews our financial statements for each interim period and for our year end and our internal financial and accounting controls; and recommends, establishes and monitors our disclosure controls and procedures.  Three of our independent directors, Messrs. Finnegan, Baskin and Mahmarian, served on our Audit Committee throughout 2010, with Mr. Finnegan serving as chairman.  Ms. Abraham joined the Audit Committee on February 1, 2011.  Mr. Finnegan will no longer serve on our Audit Committee effective March 31, 2011.  Our Board of Directors has determined that Messrs. Finnegan, Mahmarian and Ms. Abraham are audit committee financial experts.  The Audit Committee operates pursuant to a charter approved by our Board of Directors and Audit Committee, according to the rules and regulations of the SEC.  The Audit Committee held eight meetings in 2010.

Compensation Committee

The Compensation Committee is responsible for establishing and administering our policies involving the compensation of all of our executive officers and establishing and recommending to our Board of Directors the terms and conditions of all employee and consultant compensation and benefit plans.  Our entire Board of Directors also may perform these functions with respect to our employee stock option plans. Messrs. Finnegan, Mahmarian and Baskin have served on the Compensation Committee throughout 2010, with Mr. Baskin serving as chairman.  The Compensation Committee operates pursuant to a charter approved by our Board of Directors and Compensation Committee.  The Compensation Committee held eleven meetings in 2010.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of EMRISE’s Board of Directors for the year ended December 31, 2010 consisted of Messrs. Finnegan, Baskin and Mahmarian, none of whom have served as an officer or employee of EMRISE.  No executive officer of EMRISE served as a director or Compensation Committee member of any entity in which the members of the Compensation Committee or the Board of Directors were an executive officer or director.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee reviews and provides oversight with regard to our corporate governance related policies and procedures and also recommends nominees to our Board of Directors and committees of our Board of Directors, develops and recommends to our Board of Directors corporate governance principles, and oversees the evaluation of the Board of Directors and management. Messrs. Baskin, Mahmarian and Finnegan have served on the Nominating and Corporate Governance Committee throughout 2010.  Mr. Mahmarian serves as chairman of the Nominating and Corporate Governance Committee.  The Nominating and Corporate Governance Committee utilizes a variety of methods for identifying and evaluating nominees for director, including candidates that may be referred by stockholders.  The Nominating and Corporate Governance Committee held two meetings in 2010.

The Nominating and Corporate Governance Committee will consider candidates for director recommended by any stockholder that is the beneficial owner of shares representing more than 1.0% of the then-outstanding shares of our common stock and that has beneficially owned those shares for at least one year. The Nominating and Corporate Governance Committee will evaluate those recommendations by applying its regular nominee criteria and considering the additional information described in the Nominating and Corporate Governance Committee’s below-referenced charter.  Stockholders that desire to recommend candidates for the board for evaluation may do so by contacting EMRISE in writing, identifying the potential candidate and providing background and other information in the manner described in the Nominating and Corporate Governance Committee’s charter.  Candidates may also come to the attention of the Nominating and Corporate Governance Committee through current board members, professional search firms and other persons. In evaluating potential candidates, the Nominating and Corporate Governance Committee will take into account a number of factors, including, among others, the following:

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

In addition, prior to nominating a sitting director for re-election at an annual meeting of stockholders, the Nominating and Corporate Governance Committee considers the director’s past attendance at, and participation in, meetings of our Board of Directors and its committees and the director’s formal and informal contributions to their respective activities.

The Nominating and Corporate Governance Committee strives to maintain a Board of Directors with a diverse set of skills and qualifications, to ensure that the Board of Directors is adequately serving the needs of our stockholders.  Before evaluating director candidates, the committee reviews the skills and qualifications of the directors currently serving on the board and identifies any areas of weakness or skills of particular importance.  On the basis of that review, the committee will evaluate director candidates with those identified skills.  While the Nominating and Corporate Governance Committee does not have a formal policy on board diversity, the committee takes into account a broad range of diversity considerations when assessing director candidates, including individual backgrounds and skill sets, professional experiences and other factors that contribute to our board having an appropriate range of expertise, talents, experiences and viewpoints, and considers those diversity considerations, in view of the needs of the board as a whole, when making decisions on director nominations.

The Nominating and Corporate Governance Committee operates pursuant to a charter approved by our Board of Directors and the Nominating and Corporate Governance Committee.

Committee Charters

The charters of our audit, compensation and nominating committees, and our codes of business conduct and ethics, are included on our website at http://www.emrise.com. The foregoing information is also available in print to any stockholder who requests it.  All such requests should be in writing and should be sent to “c/o Secretary” at 894 Faulstich Court, San Jose, California 95112 or bfesta@emrise.com.

Security Holder Communications with the Board of Directors

The Board of Directors has established a process to receive communications from security holders. Security holders and other interested parties may contact any member (or all members) of the Board of Directors, or the independent directors as a group, any committee of the Board of Directors or any chair of any such committee, by mail or electronically. To communicate with the Board of Directors, any individual directors or any group or committee of directors, correspondence should be addressed to the Board of Directors or any such individual directors or group or committee of directors by either name or title. All such correspondence should be sent “c/o Secretary” at 894 Faulstich Court, San Jose, California 95112. To communicate with any of our directors electronically, security holders should send an email to our Secretary at: bfesta@emrise.com.

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

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from provision of these codes that relate to one or more of the items set forth in Item 406(b) of Regulation S-K by describing on our Internet website within four business days following the date of a waiver or a substantive amendment, the date of the waiver or amendment, the nature of the amendment or waiver, and the name of the person to whom the waiver was granted.

Information on our Internet website is not, and shall not be deemed to be, a part of this proxy statement or incorporated into any filings we make with the SEC.

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

Based solely upon a review of copies of the reports furnished to us during the year ended December 31, 2010 and thereafter, or any written representations received by us from directors, officers and beneficial owners of more than 10% of our common stock that no other reports were required, we believe that, during 2009, (i) all Section 16(a) filing requirements applicable to our directors and officers were met and (ii) except for any Form 5 filings that may have been required, all Section 16(a) filing requirements applicable to the beneficial owners of more than 10% of our common stock were met.

Item 11.                Executive Compensation.

Summary Compensation Table

The following table provides information concerning the compensation for the years ended December 31, 2009 and December 31, 2010 for our principal executive officer, our current principal accounting officer, our former principal financial officer and our chief operating officer, who served as executive officers during 2010 (collectively, the “named executive officers”).

				Option	All Other
Name and		Salary	Bonus	Awards	Compensation		Total
Principal Position	Year	($)	($)	($) (1)	($)		($)

Carmine T. Oliva	2009	419,523	—	22,325	47,011	(2)	488,859
Chairman and	2010	414,984	—	—	211,247	(3)	626,231
Chief Executive Officer

Graham Jefferies (4)	2009	278,156	—	19,907	32,568	(5)	330,631
Director, President and	2010	274,791	—	—	294,635	(6)	569,426
Chief Operating Officer

D. John Donovan (7)	2009	250,506	—	22,325	24,226	(8)	297,057
Chief Financial Officer	2010	182,506	—	—	462,303	(9)	644,809

Brandi L. Festa (10)	2010	135,861	—	—	37,864	(11)	173,725
Principal Accounting Officer,
Secretary and Treasurer

(1)          The dollar amount reflected is the fair value calculated at the grant date for stock options granted in those years, as well as prior fiscal years, in accordance with applicable FASB guidance.  For purposes of the amount shown in the table above, no forfeitures were assumed to take place.  The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the fiscal years indicated. For purposes of the amounts shown in the table above, no forfeitures were assumed to take place.  Information regarding the material terms of the grants for which we recognized compensation costs in 2009 is included in the “Outstanding Equity Awards at December 31, 2010” table below.  No options were granted in 2010.

2009
Dividend yield	None
Expected volatility	89%
Risk-free interest rate	0.89%
Expected option life (in years)	6
Weighted-average fair value per share	$1.08

(2)          Amount represented includes $4,041 in insurance premiums we paid with respect to a $1 million term life insurance policy for the benefit of Mr. Oliva’s spouse.  This amount also includes perquisites or personal benefits provided, none of which individually exceed the greater of $25,000 or 10% of the total amount of these benefits provided to Mr. Oliva.

(3)          Amount represented includes (i) $4,041 in insurance premiums we paid with respect to a $1 million term life insurance policy for the benefit of Mr. Oliva’s spouse, (ii) $186,250 associated with payments in consideration for modifications to the change in control provisions in his employment agreement and in connection with the closing of the ACC Transaction, and (iii) perquisites or personal benefits provided, none of which individually exceed the greater of $25,000 or 10% of the total amount of these benefits provided to Mr. Oliva.

(4)      Mr. Jefferies is based in the United Kingdom and receives his remuneration in British pounds sterling. The compensation amounts listed for Mr. Jefferies are shown in United States dollars, converted from British pounds sterling using the average of the daily conversion rates in effect in 2010 and 2009, respectively.  Mr. Jefferies’ salary in British pounds sterling was approximately £180,000 for both 2010 and 2009.

(5)          Amount represented includes $16,689 in company contributions to Mr. Jefferies’ retirement account.  This amount also includes perquisites or personal benefits provided, none of which individually exceed the greater of $25,000 or 10% of the total amount of these benefits provided to Mr. Jefferies.

(6)          Amount represented includes (i) $16,487 in company contributions to Mr. Jefferies’ retirement account, (ii) approximately $191,000 equivalent U.S. dollars (“USD”) associated with payments in consideration for modifications to the change in control provisions in his employment agreement and in connection with the closing of the ACC Transaction, (iii) approximately $68,000 equivalent USD retention allowances to ensure retention of Mr. Jefferies’ employment due to his critical responsibilities governing the operations of the Company, and (iv) perquisites or personal benefits provided, none of which individually exceed the greater of $25,000 or 10% of the total amount of these benefits provided to Mr. Jefferies.

(7)      Mr. Donovan terminated his employment with the Company, effective September 1, 2010.

(8)      Amount represented includes approximately $1,000 in insurance premiums we paid with respect to a term life insurance policy for the benefit of Mr. Donovan’s spouse and $13,200 in medical and dental benefits.  This amount also includes perquisites or personal benefits provided, none of which individually exceed the greater of $25,000 or 10% of the total amount of these benefits provided to Mr. Donovan.

(9)      Amount represented includes (i) approximately $439,000 of severance and related termination payments associated with the termination, by mutual agreement, of Mr. Donovan, effective September 1, 2010, (ii) approximately $680 in insurance premiums we paid with respect to a term life insurance policy for the benefit of Mr. Donovan’s spouse, and (iii) $15,600 in medical and dental benefits.  This amount also includes perquisites or personal benefits provided, none of which individually exceed the greater of $25,000 or 10% of the total amount of these benefits provided to Mr. Donovan.

(10) Ms. Festa was promoted to the position of Principal Accounting Officer on September 1, 2010.  Prior to such date, beginning in May 2007, Ms. Festa served as the Company’s Corporate Controller.

(11) Amount represented includes approximately $16,400 in medical and dental benefits and $14,000 in retention allowance payments to ensure retention of Ms. Festa’s employment beyond the ACC Transaction.  The value of perquisites and other personal benefits Ms. Festa received was less than $10,000 in aggregate.

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

As of June 17, 2010, Mr. Oliva’s employment arrangement was modified. Before such modification, Mr. Oliva was entitled to receive a payment equal to three times his then current annual salary (grossed up to cover applicable taxes that are deducted from such amount) immediately preceding the occurrence of a change in control, regardless of whether Mr. Oliva’s employment terminated or he received severance payments as a result of the change in control. Under the modified arrangement that went into effect as of June 17, 2010, Mr. Oliva will only be entitled to receive a payment for a change in control if his employment is terminated by the Company without due cause or by Mr. Oliva for good reason, in both cases within nine months of such change in control. Under these circumstances, Mr. Oliva would be entitled to receive $125,000 in addition to his previous and continuing termination severance amounts.  In consideration for these modifications to his employment arrangement and in connection with the sale of the stock of ACC as further described herein, Mr. Oliva was also entitled to receive, upon the earlier of the closing of the ACC Transaction or the first of any other change in control event, both a lump sum payment of $85,000 and an aggregate of $135,000 paid over four months beginning one month after such closing. The amount of any future severance that Mr. Oliva would be entitled to receive under his employment agreement will be reduced by $125,000 of these payments.

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

Notwithstanding circumstance (a) above, however, if we make an acquisition of our securities that (x) causes our voting securities beneficially owned by a person or group to represent 40% or more of the combined voting power of our then outstanding voting securities or (y) causes our stock beneficially owned by a person or group to represent 50% or more of the combined fair market value of our then outstanding stock, the acquisition will not be considered an acquisition by any person or group for purposes of circumstance (a) unless the person or group subsequently becomes the beneficial owner of additional securities of EMRISE.

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

As of June 18, 2010, Mr. Jefferies’ employment arrangement was also modified. Before such modification, Mr. Jefferies was entitled to receive a payment equal to two times his then current annual salary (grossed up to cover applicable taxes that are deducted from such amount) immediately preceding the occurrence of a change in control, regardless of whether Mr. Jefferies’ employment terminates and/or he receives severance payments as a result of the change in control. Under the modified arrangement that went into effect as of June 18, 2010, Mr. Jefferies will only be entitled to receive a payment for a change in control if his employment is terminated by the Company without due cause or by Mr. Jefferies for good reason, in both cases within nine months of such change in control. Under these circumstances, Mr. Jefferies would be entitled to receive $100,000 in addition to his previous and continuing termination severance. In consideration for these modifications to his employment arrangement and in connection with the sale of the stock of ACC, as further described herein, Mr. Jefferies was also entitled to receive, upon the earlier of the closing of the ACC Transaction or the first of any other change in control event, both a lump sum payment of $80,000 and an aggregate of $105,000 paid over four months beginning one month after such closing. In addition, Mr. Jefferies has been paid retention payments of $4,300 every other week from June 1, 2010 and will continue to receive such payments through May 30, 2011 (aggregating $111,800) as long as he remains employed by the Company during such time.

D. John Donovan

In connection with Mr. Donovan’s termination of his employment with the Company, by mutual agreement as part of a realignment of the Company’s corporate finance organization in connection with the significant changes to the Company caused by the sale of ACC and other divisions of the Company, effective September 1, 2010, the Company and Mr. Donovan entered into a Separation and Release Agreement pursuant to which the Company agreed to pay Mr. Donovan (i) a lump sum of $417,311 in termination payments, as required by Mr. Donovan’s employment agreement and (ii) four equal monthly payments of $5,412.50 for health, dental and life insurance coverage.  In addition, the Company agreed to pay Mr. Donovan 100% of his current compensation through August 31, 2010, plus all unused vacation days and floating holidays, to reimburse Mr. Donovan for all business related expenses incurred through August 31, 2010, and to provide Mr. Donovan and his family with continuing health and dental insurance coverage through September 30, 2010 at its expense.  These payments were considered payment in full of all obligations of the Company to Mr. Donovan.

Brandi Festa

Ms. Festa may terminate her employment at any time, with or without good reason.  If Ms. Festa’s employment relationship is terminated for any reason other than due cause, Ms. Festa shall be entitled to receive a lump sum cash payment, payable within ten (10) business days following Ms. Festa’s separation from service, but in no event later than March 15th of the calendar year immediately following the calendar year in which Ms. Festa’s employment relationship is terminated, in an amount equal to six months of Ms. Festa’s then current base salary.

Outstanding Equity Awards at December 31, 2010

The following table sets forth information about outstanding equity awards held by our named executive officers as of December 31, 2010.

	Option Awards
	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options		Option Exercise	Option
	(#)	(#)		Price	Expiration
	Exercisable	Unexercisable		($)	Date

Carmine T. Oliva	26,667	—		1.88	01/31/2011
	14,134	—		1.31	01/22/2013
	6,934	—		3.75	02/24/2014
	13,334	—		7.50	12/29/2015
	15,556	4,444	(1)	2.18	08/22/2018
	15,556	4,444	(2)	3.06	08/22/2018
	11,667	8,333	(3)	1.53	03/24/2019

Graham Jefferies	14,400	—		1.31	01/22/2013
	10,667	—		3.75	02/24/2014
	13,334	—		7.50	12/29/2015
	15,556	4,444	(1)	2.18	08/22/2015
	15,556	4,444	(2)	3.06	08/22/2015
	11,667	8,333	(3)	1.53	03/24/2016

D. John Donovan (4)	15,556	4,444	(1)	2.18	08/31/2011
	15,556	4,444	(2)	3.06	08/31/2011
	11,667	8,333	(3)	1.53	08/31/2011

Brandi L. Festa	6,667	—		4.24	05/16/2017
	4,000	—		2.44	06/25/2018

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

(4) Mr. Donovan terminated his employment, by mutual agreement, from the Company, effective September 1, 2010.  The outstanding options held by Mr. Donovan have an accelerated expiration date of August 31, 2011.

Director Compensation - 2010

Each non-employee director is entitled to receive $1,000 per month as compensation for his or her services. In addition, each board member chairing a standing committee is entitled to receive $500 per month as compensation for his or her services. Additional compensation is provided to each board member at $750 for attendance of teleconference meetings of thirty minutes or longer in duration and $2,500 in restricted stock issued for in-person attendance at meetings.  We reimburse all directors for out-of-pocket expenses incurred in connection with attendance at board and committee meetings. We may periodically award options or warrants to our directors under our existing option and incentive plans.

The following table provides information concerning the compensation of our non-employee directors for the year ended December 31, 2010:

		Restricted
	Fees Earned	Stock	Option
	or Paid in Cash	Awards	Awards	Total
Name	($)	($) (1)	($)	($)

Laurence P. Finnegan, Jr. (2)	23,590	6,160	—	29,750
Otis W. Baskin (3)	31,380	15,120	—	46,500
Richard E. Mahmarian (4)	31,380	15,120	—	46,500

(1) The dollar amount reflected is the value of the restricted shares issued on the date of issue.  Awards are restricted to transfer for a six month vesting period.

(2) At December 31, 2010, Mr. Finnegan held vested and unvested options to purchase an aggregate of 60,934 shares of common stock.

(3) At December 31, 2010, Mr. Baskin held vested and unvested options to purchase an aggregate of 52,668 shares of common stock.

(4) At December 31, 2010, Mr. Mahmarian held vested and unvested options to purchase an aggregate of 43,334 shares of common stock.

Item 12.                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership Table

Except as otherwise indicated in the related footnotes, the following table sets forth information with respect to the beneficial ownership of our common stock as of March 22, 2011, by:

•                  each person known by us to beneficially own more than 5% of the outstanding shares of our common stock;

•                  each of our directors;

•                  each of the named executive officers in the summary compensation table contained above; and

•                  all of our directors and our executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting or dispositive power with respect to the securities.  To our knowledge, except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and dispositive power with respect to all shares of common stock shown as beneficially owned by them.  Except as indicated in the discussion of contractual beneficial ownership limitations below and except as indicated in the footnotes to the table below, shares of common stock underlying derivative securities, if any, that currently are exercisable or convertible or are scheduled to become exercisable or convertible for or into shares of common stock within 60 days after the date of the table are deemed to be outstanding in calculating the percentage ownership of each listed person or group but are not deemed to be outstanding as to any other person or group.  Percentage of beneficial ownership is based on 10,667,337 shares of common stock outstanding as of the date of the table.

The address of each of the following stockholders, unless otherwise indicated in the footnotes to the table, is c/o EMRISE Corporation, 894 Faulstich Court, San Jose, California 95112.  Messrs. Oliva, Finnegan, Baskin, Mahmarian and Russomanno and Ms. Abraham are directors of EMRISE Corporation.  Messrs. Oliva and Jefferies and Ms. Festa are named executive officers and current executive officers of EMRISE Corporation.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Carmine T. Oliva	475,551	(1)	4.42%
Laurence P. Finnegan, Jr.	81,540	(2)	*
Otis W. Baskin	72,455	(3)	*
Richard E. Mahmarian	63,621	(4)	*
Graham Jefferies	100,847	(5)	*
Brandi Festa	10,667	(6)	*
All executive officers and directors as a group (8 persons)	804,681	(7)	7.32%

*	Less than 1.00%
(1)	Includes 21,837 shares held individually by Mr. Oliva’s spouse, and 103,848 shares underlying vested options.
(2)	Includes 52,323 shares underlying vested options.
(3)	Includes 44,057 shares underlying vested options.
(4)	Includes 34,723 shares underlying vested options.
(5)	Includes 81,180 shares underlying vested options.
(6)	Includes 10,667 shares underlying vested options.
(7)	Includes 326,798 shares underlying vested options and 21,837 outstanding shares held individually by Mr. Oliva’s wife.

Securities Authorized for Issuance under Equity Compensation Plans

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2010.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	621,089	(1)	$3.36	8,770,845	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	621,089		$3.36	8,770,845

(1)               Represents shares of common stock underlying options that are outstanding under our 1993 Stock Option Plan, our Employee Stock and Stock Option Plan, our 1997 Stock Incentive Plan, our Amended and Restated 2000 Stock Option Plan and our 2007 Stock Incentive Plan. The material features of these plans are described in note 11 to our consolidated financial statements for the year ended December 31, 2010.

(2)               Represents shares of common stock available for issuance under options that may be issued under our Amended and Restated 2000 Stock Option Plan and our 2007 Stock Incentive Plan.

Item 13.                Certain Relationships and Related Transactions, and Director Independence.

Director Independence

Director Independence

Our Board of Directors has determined that each of Messrs. Baskin, Finnegan, Mahmarian and Russomanno and Ms. Abraham is independent in accordance with the definition of independence of the OTCBB exchange because none of those directors has, or during the past three years has had, a material relationship with us, either directly or as a partner, stockholder or officer of an organization that has a relationship with us, and none of those directors is disqualified from being deemed independent under the OTCBB rules.  Our Board of Directors has also determined that each member of the audit committee is independent.

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

Transactions with Related Persons

We are party to indemnification agreements with each of our directors and executive officers.  The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.  The Nominating and Corporate Governance Committee reviews, approves and ratifies any transactions between the Company and related persons.

Item 14.                Principal Accounting Fees and Services.

Fees and Services for 2010

The following table sets forth the aggregate fees billed to us by BDO USA, LLP, our principal accountant, for professional services rendered in connection with the audit of our consolidated financial statements for the year ended December 31, 2010.

Fee Category	2010	2009

Audit Fees	$322,523	$326,838
Audit-Related Fees	166,454	30,000
Tax Fees	78,437	5,000
All Other Fees	—	—

Total	$567,414	$361,838

Audit Fees. Audit fees consist of fees billed for professional services for (i) audit of our 2010 and 2009 consolidated financial statements, (ii) review of the interim consolidated financial statements included in our 2010 and 2009 quarterly reports, and (iii) services that are normally provided by an independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Audit related fees in 2010 consisted of fees billed for professional services performed with respect to (i) responding to a comment letter received from the SEC, (ii) the disposition of two subsidiaries in 2010, and (iii) other equity transaction related activities.  Audit related fees in 2009 consisted of fees billed for professional services performed with respect to a disposition completed in 2009 and equity transaction related activities.

Tax Fees. Tax fees for 2010 and 2009 consisted of fees billed for professional services for tax compliance, tax advice and tax planning and equity transaction related activities. These services include assistance regarding federal, state and international tax compliance, tax audit defense, customs and duties, mergers and acquisitions, and international tax planning.

All Other Fees. No other fees were incurred for 2010 or 2009.

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

2.3	Supplemental Agreement dated March 18, 2005 among Intelek Properties Limited, XCEL Corporation Limited, Intelek PLC and EMRISE Corporation (10)

2.4	Loan Agreement dated March 18, 2005 among XCEL Corporation Limited, Pascall Electronics Limited and Pascall Electronic (Holdings) Limited (10)

2.5	Asset and Stock Purchase Agreement, dated March 20, 2009, by and among EMRISE Corporation, EMRISE Electronics Corporation, Electro Switch Corp., and ESC Worldwide, Inc. (23)

2.6

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

2.7	Stock Purchase Agreement, dated June 7, 2010, by and among Aeroflex Incorporated and EMRISE Electronics Corporation (13)

3.1	Amended and Restated Certificate of Incorporation of EMRISE Corporation filed with the Secretary of State of Delaware on May 9, 2005 (21)

3.2	Amended and restated Bylaws of EMRISE Corporation (33)

3.3	Amendment to Bylaws adopted by the Board of Directors of the Corporation on July 23, 2008 (3)

3.4	Certificate of Amendment to Certificate of Incorporation of EMRISE Corporation, filed on November 19, 2008 (11)

10.1	1993 Stock Option Plan (#) (4)

10.2	Employee Stock and Stock Option Plan (#) (5)

10.3	1997 Stock Incentive Plan (#) (6)

10.4	Amended and Restated 2000 Stock Option Plan (#) (8)

10.5

Form of Executive Officer and Director Indemnification Agreement entered into between the Registrant and each of Carmine T. Oliva, Laurence P. Finnegan, Jr., Otis W. Baskin, Richard E. Mahmarian, and Graham Jefferies (2)

Exhibit No.	Description
10.6	Description of Compensation of Directors (#) (16)

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

10.21	Commercial Lease dated July 13, 2004 between the Registrant, as Tenant, and Noel C. McDermott and Warren P. Yost, as Landlord, for the premises located at 894 Faulstich Court, San Jose, California (9)

10.22	Executive Employment Agreement dated November 1, 2007 by and between the Registrant and Carmine T. Oliva (#) (15)

10.23	Executive Employment Agreement dated November 1, 2007 by and between the Company and Graham Jefferies (#) (15)

10.24	Executive Employment Agreement dated November 1, 2007 by and between the Company and D. John Donovan (#) (15)

10.25	Amendment No. 1 to Employment Agreement dated as of June 17, 2010 by and between Carmine T. Oliva and EMRISE Corporation (14)(#)

10.26	Amendment No. 1 to Employment Agreement dated as of June 18, 2010 by and between Graham Jefferies and EMRISE Corporation (14)(#)

10.27	Loan Agreement dated March 18, 2005 among XCEL Corporation Limited, Pascall Electronics Limited and Pascall Electronic (Holdings) Limited (10)

10.28	Form of Incentive Stock Option Agreement Under Amended and Restated 2000 Stock Option Plan (#) (12)

10.29	Form of Non-Qualified Stock Option Agreement Under Amended and Restated 2000 Stock Option Plan (#) (12)

10.30	2007 Stock Incentive Plan (#) (18)

10.31	Credit Agreement by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation and RO Associates and GVEC Resource IV Inc dated November 30, 2007 (19)

Exhibit No.	Description
10.32	Security Agreement between EMRISE Corporation, Emrise Electronics Corporation, CXR Larus Corporation and RO Associates Incorporated and GVEC Resource IV Inc dated November 30, 2007 (19)

10.33	Patent Security Agreement between EMRISE Corporation, RO Associates Incorporated and GVEC Resource IV Inc dated November 30, 2007 (19)

10.34	Trademark Security Agreement between EMRISE Corporation, EMRISE Electronics Corporation and RO Associates Incorporated and GVEC Resource IV Inc dated November 30, 2007 (19)

10.35	Revolver Loan Note dated November 30, 2007 executed by EMRISE Corporation, Emrise Electronics Corporation, CXR Larus Corporation and RO Associates Incorporated in favor of GVEC Resource IV Inc. (19)

10.36	Term Loan A Note dated November 30, 2007 executed by EMRISE Corporation, Emrise Electronics Corporation, CXR Larus Corporation and RO Associates Incorporated in favor of GVEC Resource IV Inc. (19)

10.40

Guaranty dated November 30, 2007 by and among Emrise Electronics Ltd., XCEL Power Systems, Ltd. Pascall Electronic (Holdings) Limited, Pascall Electronics Limited, Belix Would Components Ltd. and The Belix Company Ltd. and GVEC Resource IV Inc. (19)

10.41

Composite Debenture dated November 30, 2007 by and among Emrise Electronics Ltd., XCEL Power Systems, Ltd. Pascall Electronic (Holdings) Limited, Pascall Electronics Limited, Belix Would Components Ltd. and The Belix Company Ltd. and GVEC Resource IV Inc. (19)

10.42	Share Charge dated November 30, 2007 by and between Emrise Electronics Corporation and GVEC Resource IV Inc. (19)

10.43	Guaranty dated November 30, 2007 by and between CXR Anderson Jacobson, SAS and GVEC Resource IV Inc. (19)

10.45	Agreement For The Pledge Of Account Of Financial Instruments Relating To Shares Of CXR Anderson Jacobson SAS dated November 30, 2007 by and between Emrise Corporation and GVEC Resource IV Inc. (19)

10.46	Convention de Nantissement de fonds de commerce dated November 30, 2007 by and between CXR Anderson Jacobson, SAS and GVEC Resource IV Inc. (19)

10.47	Going Concern Pledge (19)

10.48	Form of Subordinated Secured Contingent Promissory Notes issued by the Company to Charles S. Brand, Thomas P. M. Couse, and Joanne Couse (20)

10.49

Master Agreement, dated June 7, 2010, by and among EMRISE Corporation, Emrise Electronics Corporation, CXR Larus Corporation, Pascall Electronics Limited, XCEL Power Systems, Ltd., CXR Anderson Jacobson SAS, Charles S. Brand, Thomas P.M. Couse, Joanne Couse and Michael Gaffney (13)

10.51	Credit Agreement, dated November 30, 2007, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, and RO Associates Incorporated and GVEC Resource IV Inc. (20)

10.52

Amendment Number 1 to Loan Documents, dated August 20, 2008, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, RO Associates Incorporated, Advanced Control Components, Inc., Custom Components, Inc. and GVEC Resource IV Inc. (20)

10.54	Collateral Assignment of Rights under Purchase Agreement, dated August 20, 2008, by and among EMRISE Corporation, Emrise Electronics Corporation and GVEC Resource IV Inc. (20)

10.56	Form of Stock Option Agreement issued to EMRISE Corporation’s directors and executive officers under 2007 Stock Incentive Plan (#)(20)

10.57

Amendment to Forbearance Agreement and Amendment Number 3 to Loan Documents, dated April 9, 2009, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, RO Associates Incorporated, Advanced Control Components, Inc., Custom Components, Inc. and GVEC Resource IV Inc. (22)

Exhibit No.	Description
10.58

Amendment Number 4 to Loan Documents dated April 14, 2009, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, RO Associates Incorporated, Advanced Control Components, Inc., Custom Components, Inc. and GVEC Resources IV Inc. (34)

10.59

Amendment Number 2 to Loan Documents dated February 12, 2009 by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, RO Associates Incorporated, Advanced Control Components, Inc., Custom Components, Inc. and GVEC Resource IV Inc. (24)

10.60

Letter Agreement, dated May 14, 2009, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, RO Associates Incorporated, Advanced Control Components, Inc., Custom Components, Inc. and GVEC Resource IV Inc. (22)

10.63

Amendment Number 5 to Loan Documents, dated August 14, 2009, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, RO Associates Incorporated, Advanced Control Components, Inc., Custom Components, Inc. and GVEC Resource IV Inc. (25)

10.64

Amendment Number 6 to Loan Documents, dated November 3, 2009, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, RO Associates Incorporated, Advanced Control Components, Inc., Custom Components, Inc. and GVEC Resource IV Inc. (26)

10.65

Amendment Number 7 to Loan Documents, dated November 13, 2009, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, RO Associates Incorporated, Advanced Control Components, Inc., Custom Components, Inc. and GVEC Resource IV Inc. (26)

10.66

Amendment Number 8 to Loan Documents dated as of December 31, 2010, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, RO Associates Incorporated, Advanced Control Components, Inc. and Custom Components, Inc. and GVEC Resource IV Inc. (35) (±)

10.67	Amendment No. 1 to Subordinated Contingent Secured Promissory Notes, dated as of November 20, 2009, by and between EMRISE Electronics Corporation and Charles S. Brand (27)

10.68	Amendment No. 1 to Subordinated Contingent Secured Promissory Notes, dated as of November 20, 2009, by and between EMRISE Electronics Corporation and Thomas P.M. Couse (27)

10.69	Amendment No. 1 to Subordinated Contingent Secured Promissory Notes, dated as of November 20, 2009, by and between EMRISE Electronics Corporation and Joanne Couse (27)

10.70	Amendment No. 1 to Subordinated Contingent Secured Promissory Notes, dated as of November 20, 2009, by and between EMRISE Electronics Corporation and Michael Gaffney (27)

10.71

Amendment Number 9 to Loan Documents dated April 13, 2010, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, Advanced Control Components, Inc., Custom Components, Inc., GVEC Resource IV Inc. and Private Equity Management Group LLC (35) (±)

10.72

Amendment Number 10 to Loan Documents dated as of May 3, 2010, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, Advanced Control Components, Inc., Custom Components, Inc., GVEC Resource IV Inc. and Private Equity Management Group LLC (29) (±)

10.73

Amendment Number 11 to Loan Documents dated as of May 17, 2010, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, Advanced Control Components, Inc., Custom Components, Inc., GVEC Resource IV Inc. and Private Equity Management Group LLC (29) (±)

10.74

Amendment Number 12 to Loan Documents dated as of June 1, 2010, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, Advanced Control Components, Inc., Custom Components, Inc., GVEC Resource IV Inc. and Private Equity Management Group LLC (29) (±)

10.75

Amendment Number 13 to Loan Documents dated as of June 17, 2010, by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, Advanced Control Components, Inc., Custom Components, Inc., GVEC Resource IV Inc. and Private Equity Management Group LLC (29) (±)

Exhibit No.	Description
10.76	Amended and Restated Term Loan A Note, dated August 31, 2010, executed by EMRISE Corporation, EMRISE Electronics Corporation, and CXR Larus Corporation in favor of GVEC Resource IV Inc. (31)

10.77

Amendment Number 14 to Loan Documents dated as of July 16, 2010 by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, Advanced Control Components, Inc., Custom Components, Inc., GVEC Resource IV Inc. and Private Equity Management Group LLC (30)

10.78

Amendment Number 15 to Loan Documents dated as of July 31, 2010 by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, Advanced Control Components, Inc., Custom Components, Inc., GVEC Resource IV Inc. and Private Equity Management Group LLC (30)

10.79

Amendment Number 16 to Loan Documents dated as of August 31, 2010 by and among EMRISE Corporation, EMRISE Electronics Corporation, CXR Larus Corporation, Advanced Control Components, Inc., Custom Components, Inc., GVEC Resource IV Inc. and Private Equity Management Group LLC (31)

10.80

Amended and Restated Security Agreement, dated as of August 31, 2010, by and among EMRISE Electronics Corporation, EMRISE Corporation, CXR Larus Corporation, Pascall Electronics Limited, XCEL Power Systems, Ltd., Charles S. Brand, Thomas P.M. Couse and Joanne Couse (31)

10.81	Form of Amendment No. 2 to Subordinated Contingent Secured Promissory Notes issued by EMRISE Electronics Corporation, Charles S. Brand, Thomas P.M. Couse, and Joanne Couse (31)

10.82	Stock Issuance Agreement, dated August 31, 2010, by and between Charles Brand and EMRISE Corporation (31)

10.83	Form of Receivables Finance Agreement, dated August 31, 2010, between Lloyds TSB Commercial Finance Limited and Pascall Electronics Limited (31)

10.84	Form of Receivables Finance Agreement, dated August 31, 2010, between Lloyds TSB Commercial Finance Limited and XCEL Power Systems Limited (31)

10.85	Form of All Assets Debenture Given by Pascall Electronics Limited in Favour of Lloyds TSB Commercial Finance Limited (31)

10.86	Form of All Assets Debenture Given by XCEL Power Systems Limited in Favour of Lloyds TSB Commercial Finance Limited (31)

10.87	Warrant Purchase Agreement, dated August 30, 2010, by and among EMRISE Corporation and Private Equity Management Group, LLC (31)

10.88	Form of Separation and Release Agreement, dated August 31, 2010, by and between EMRISE Corporation and D. John Donovan (31)

10.89	The English translation of a Factoring Agreement dated September 20, 2010 by and between CXR Anderson Jacobson and Factocic S.A. (30)

10.90	Business Financing Agreement, dated October 22, 2010 and executed November 15, 2010, between Bridge Bank, National Association and CXR Larus Corporation (32)

10.91	Guaranty, dated October 22, 2010 and executed November 15, 2010, between Bridge Bank, National Association and EMRISE Corporation (32)

10.92	Subordination Agreement, dated November 8, 2010 and executed November 15, 2010, by and between GVEC Resource IV, Inc and Private Equity Management Group LLC and Bridge Bank, National Association (32)

10.93	Subordination Agreement, dated October 22, 2010 and executed November 15, 2010, by and between Charles S. Brand and Bridge Bank, National Association (32)

10.94	Subordination Agreement, dated October 22, 2010 and executed November 15, 2010, by and between Thomas P.M. Couse and Bridge Bank, National Association (32)

10.95	Subordination Agreement, dated October 22, 2010 and executed November 15, 2010, by and between Joanne Couse and Bridge Bank, National Association (32)

14.1	Amended and Restated Code of Business Conduct and Ethics (16)

14.2	Code of Business Ethics for CEO and Senior Financial Officers (16)

Exhibit No.	Description
16	Letter dated May 5, 2009 from Hein & Associates LLP regarding change in certifying accountant (17)

21	Subsidiaries of the Registrant *

23.1	Consent of BDO USA, LLP Independent Registered Public Accounting Firm *

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

32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

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

(13)                 Filed as an exhibit to the Registrant’s current report on 8-K for June 7, 2010 and incorporated herein by reference.

(14)                 Filed as an exhibit to the Registrant’s current report on 8-K for June 17, 2010 and incorporated herein by reference.

(15)                 Filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for September 30, 2007 and incorporated herein by reference.

(16)                Filed as an exhibit to the Registrant’s annual report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.

(17)                Filed as an exhibit to the Registrant’s current report on Form 8-K for May 5, 2009 and incorporated herein by reference.

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

(25)                Filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for June 30, 2009 and incorporated herein by reference.

(26)                Filed as an exhibit to the Registrant’s current report on Form 8-K for November 3, 2009 and incorporated herein by reference.

(27)                Filed as an exhibit to the Registrant’s current report on Form 8-K for November 20, 2009 and incorporated herein by reference.

(28)                Filed as an exhibit to the Registrant’s current report on Form 8-K for March 22, 2010 and incorporated herein by reference.

(29)                Filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for June 30, 2010 and incorporated herein by reference.

(30)                Filed as an exhibit to the Registrant’s quarterly report on Form 10-Q for September 30, 2010 and incorporated herein by reference.

(31)                Filed as an exhibit to the Registrant’s current report on Form 8-K for August 30, 2010 and incorporated herein by reference.

(32)                Filed as an exhibit to the Registrant’s current report on Form 8-K for November 15, 2010 and incorporated herein by reference.

(33)                Filed as an exhibit to the Registrant’s definitive proxy statement for the Registrant’s annual meeting of stockholders held October 19, 2004 and incorporated herein by reference.

(34)               Filed as an exhibit to the Registrant’s annual report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.

(35)               Filed as an exhibit to the Registrant’s annual report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.

EMRISE CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

EMRISE Corporation

Durham, North Carolina

We have audited the accompanying consolidated balance sheets of EMRISE Corporation (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EMRISE Corporation at December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 13 to the consolidated financial statements, as of January 2009 the Company adopted an update issued by the Financial Accounting Standards Board related to the accounting for instruments (or embedded features) indexed to an entity’s own stock.

(Signed BDO USA, LLP)

Woodbridge, New Jersey

March 31, 2011

EMRISE CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$3,742	$3,994
Accounts receivable, net of allowances for doubtful accounts of $152 at December 31, 2010 and $160 at December 31, 2009	5,573	6,059
Inventories, net	7,568	8,031
Current deferred tax assets	36	158
Prepaid and other current assets	1,336	841
Current assets of discontinued operations	—	6,368
Total current assets	18,255	25,451

Property, plant and equipment, net	863	987
Goodwill	4,931	2,878
Intangible assets other than goodwill, net	973	1,107
Deferred tax assets	259	308
Other assets	208	121
Noncurrent assets of discontinued operations	—	19,425
Total assets	$25,489	$50,277
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,168	$2,734
Accrued expenses	3,777	5,232
Lines of credit	411	5,156
Current portion of long-term debt, net of discount of $290 at December 31, 2009	172	8,109
Notes payable to stockholders, current portion	—	348
Income taxes payable	82	604
Other current liabilities	752	370
Current liabilities of discontinued operations	—	6,994
Total current liabilities	8,362	29,547

Long-term debt	4,092	2,938
Deferred income taxes	141	144
Other liabilities	874	688
Noncurrent liabilities of discontinued operations	—	1,572
Total liabilities	13,469	34,889
Commitments and contingencies
Stockholders’ equity:
Preferred stock,$0.01 par value. Authorized 10,000,000 shares, no shares issued and outstanding	—	—
Common stock,$0.0033 par value. Authorized 150,000,000 shares; 10,667,000 and 10,213,000 shares issued and outstanding at December 31, 2010 and 2009, respectively	128	126
Additional paid-in capital	44,068	43,480
Accumulated deficit	(30,007)	(26,586)
Accumulated other comprehensive loss	(2,169)	(1,632)
Total stockholders’ equity	12,020	15,388
Total liabilities and stockholders’ equity	$25,489	$50,277

The accompanying Notes are an integral part of these Consolidated Financial Statements

EMRISE CORPORATION

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended
	December 31,
	2010	2009

Net sales	$30,561	$34,695
Cost of sales	21,179	22,788
Gross profit	9,382	11,907

Operating expenses:
Selling, general and administrative	10,090	11,948
Engineering and product development	1,736	1,796
Employee transaction costs	906	—
Total operating expenses	12,732	13,744
Loss from operations	(3,350)	(1,837)

Other income (expense):
Interest income	86	98
Interest expense	(1,940)	(4,054)
Other, net	20	433
Gain on early extinguishment of debt	295	—
Total other expense, net	(1,539)	(3,523)

Loss before income taxes	(4,889)	(5,360)
Income tax provision (benefit)	583	(578)
Loss from continuing operations	(5,472)	(4,782)
Discontinued operations:
Income from discontinued operations	3,036	7,528
Income tax provision on discontinued operations	985	1,704
Income from discontinued operations	2,051	5,824

Net (loss) income	$(3,421)	$1,042

Weighted average shares outstanding
Basic	10,647	10,209
Diluted	10,647	10,209

(Loss) earnings per share:
Basic
Continuing operations	$(0.51)	$(0.47)
Discontinued operations	$0.19	$0.57
Net (loss) income	$(0.32)	$0.10
Diluted
Continuing operations	$(0.51)	$(0.47)
Discontinued operations	$0.19	$0.57
Net (loss) income	$(0.32)	$0.10

The accompanying Notes are an integral part of these Consolidated Financial Statements

EMRISE CORPORATION

Consolidated Statements of Stockholders’ Equity

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance at December 31, 2008	10,204	$126	$44,806	$(28,101)	$(2,827)	$14,004
Cumulative effect of change in accounting principle due to adoption of updated derivative guidance	—	—	(1,483)	473	—	(1,010)
Stock option exercises	9	—	7	—	—	7
Stock-based compensation	—	—	148	—	—	148
Warrants issued for services	—	—	2	—	—	2
Net income and comprehensive income	—	—	—	1,042	1,195	2,237
Balance at December 31, 2009	10,213	126	43,480	(26,586)	(1,632)	15,388
Stock-based compensation	36	—	140	—	—	140
Stock issued to retire debt	418	2	448	—	—	450
Net loss and comprehensive loss	—	—	—	(3,421)	(537)	(3,958)
Balance at December 31, 2010	10,667	$128	$44,068	$(30,007)	$(2,169)	$12,020

The accompanying Notes are an integral part of these Consolidated Financial Statements

EMRISE CORPORATION

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) Income	$(3,421)	$1,042
Adjustments to arrive at net loss from continuing operations	(2,051)	(5,824)
Net loss from continuing operations	(5,472)	(4,782)
Reconciliation to net cash used in operating activities:
Depreciation and amortization	461	564
Provision for doubtful accounts	64	71
Provision for warranty reserve	77	103
Deferred taxes	168	(66)
Loss on sale of assets	14	—
Amortization of deferred debt issuance costs	316	753
Amortization of debt discount	265	690
Stock-based compensation expense	140	150
Change in fair value of common stock warrant	123	(718)
Gain on extinguishment of debt	(295)	—
Changes in assets and liabilities:
Accounts receivable	430	1,332
Inventories	464	271
Prepaid and other assets	(898)	96
Accounts payable and accrued expenses	(1,267)	(3,547)
Operating cash flow used in continuing operations	(5,410)	(5,083)
Operating cash flow provided by discontinued operations	1,588	4,937
Net cash used in operating activities	(3,822)	(146)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(80)	(44)
Proceeds from sale of subsidiary operations, net of cash	17,785	10,687
Investing cash flow used in continuing operations	17,705	10,643
Investing cash flow provided by discontinued operations	(36)	4
Net cash provided by investing activities	17,669	10,647

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from lines of credit	29,299	56,045
Repayments of lines of credit	(34,044)	(54,973)
Repayments of long-term debt	(8,466)	(10,721)
Payments of notes to stockholders	(348)	(443)
Proceeds from exercise of stock options and warrants	—	7
Financing cash flow used in continuing operations	(13,559)	(10,085)
Financing cash flow used in discontinued operations	(107)	(298)
Net cash used in financing activities	(13,666)	(10,383)

Effect of exchange rate changes on cash	(433)	875
Net (decrease) increase in cash and cash equivalents	(252)	993
Cash and cash equivalents at beginning of period	3,994	3,001
Cash and cash equivalents at end of period	$3,742	$3,994

The accompanying Notes are an integral part of these Consolidated Financial Statements

EMRISE CORPORATION

Consolidated Statements of Cash Flows (Continued)

(in thousands)

	Year Ended
	December 31,
	2010	2009
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,341	$2,804
Income taxes	$988	$1,403

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Acquisition of equipment through capital lease	$171	$119
Cumulative effect of change in accounting principle - reclassification of common stock warrants to liability upon adoption of updates to derivative guidance	$—	$473
Stock issued to retire debt	$450	$—
Issuance of notes and accruals related to ACC purchase adjustment	$—	$6,262

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

On August 31, 2010, EMRISE completed the sale of all of the issued and outstanding shares of common stock of EMRISE Electronic Corporation’s (“EEC”) subsidiary, Advanced Control Components, Inc. (“ACC”) and all of the issued and outstanding shares of common stock of Custom Components, Inc. (“CCI”) (collectively the “ACC Operations”).  The accompanying financial statements include the ACC Operations as a discontinued operation for all periods presented.

In March of 2010, EMRISE completed the sale of substantially all of the assets of EEC’s subsidiary, RO Associates Incorporated (“RO Operations”), to Massachusetts based Astrodyne Corporation (the “RO Transaction”).    The accompanying financial statements include the RO Operations as a discontinued operation for all periods presented.

In March of 2009, the Company sold substantially all of the assets related to the Digitran division of the Company’s wholly-owned subsidiary, EEC, and all of the issued and outstanding equity interests of EEC’s wholly-owned subsidiary, XCEL Japan, Ltd. (collectively the “Digitran Operations”).  The accompanying financial statements include the Digitran Operations as a discontinued operation for all periods presented.

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

EMRISE CORPORATION

Notes to Consolidated Financial Statements

Accounts Receivable

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

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable and accounts payable are reasonable estimates of their fair value because of the short maturity of these items. The Company believes the carrying amounts of its notes payable and long-term debt approximate fair value because the interest rates on these instruments are subject to change with, or approximate, market interest rates.

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

EMRISE CORPORATION

Notes to Consolidated Financial Statements

Debt Issuance Costs

Deferred financing costs, are costs incurred to obtain debt financing, including all related fees, and are included in the accompanying consolidated balance sheets and are amortized as interest expense over the term of the related financing using the straight-line method which approximates the interest rate method.  In August 2010, the Company significantly amended its credit agreements with its then principal lender and, as a result, all deferred financing costs were fully amortized.  There were no deferred financing costs associated with the amended credit agreement.  Total deferred financing costs amortized to interest expense were $0.3 million and $0.8 million in 2010 and 2009, respectively.

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

In connection with the sale of the RO Operations, an impairment loss of $0.6 million was recognized in 2009, which is included in the Company’s Consolidated Statement of Operations within income from discontinued operations.

Goodwill and Other Intangible Assets

Financial Accounting Standards Board (“FASB”) guidance for goodwill and other intangible assets disallows the amortization of goodwill and provides for impairment testing of goodwill carrying values on an annual basis or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The Company’s reporting units have been identified as electronic devices and communications equipment.  The Company performed its annual required tests of impairment as of December 31, 2010 and 2009 for goodwill in the electronic devices reporting unit.  In performing the valuation in 2010, we used cash flows that reflected management’s forecasts and discount rates that reflect the risks associated with the current market.  We considered the results of an income approach and a market approach in determining the fair value of the reporting units.  For the income approach we assumed growth of 4.0% as a result of expected shipments on existing contracts and future opportunities.  We discounted the projected cash flows at 15% to determine the fair value for the electronic devices reporting unit.  For the market approach, we used the guideline public company method, under which the fair value of a business is estimated by comparing the subject company to similar companies with publicly traded ownership interests. From these “guideline” companies, valuation multiples are derived and then applied to the appropriate operating statistics of the subject company to arrive at indications of value.

At December 31, 2010, our reported goodwill totaled $4.9 million, all of which belonged to the electronic devices reporting unit.  Based on the results of our testing, the fair values of the electronic devices reporting unit exceeded its book values.  No impairment adjustments were recorded in 2010.  In 2009, as a result of the sale of our RO Operations, we recorded a non-cash charge for the impairment of goodwill and indefinite-lived intangibles of $0.9 million.  The write down is reflected within income from discontinued and held for sale operations in the Consolidated Statement of Operations.

Intangible assets with identifiable useful lives are amortized using the straight-line method over their useful lives.  Definite-lived intangible assets are stated at cost, less accumulated amortization, and are amortized on the straight-line method over their estimated useful lives ranging from two to twenty years.  The Company periodically reviews the original estimated useful lives of long-lived assets and makes adjustments when appropriate.  Intangible assets with finite useful lives are tested for impairment whenever events or changes in circumstances indicate that an

EMRISE CORPORATION

Notes to Consolidated Financial Statements

asset’s carrying amount may not be recoverable.  The Company evaluates its intangible assets for impairment by comparing the future undiscounted cash flows of the underlying assets to their respective carrying amounts.  As a result of the sale of the RO Operations, the Company performed an assessment of recoverability associated with the intangible assets of the RO Operations.  In connection with that assessment, an impairment loss of $0.5 million was recognized in 2009, which is included in the Company’s Consolidated Statement of Operations within income from discontinued and held for sale operations.

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

No stock options were granted during 2010.  The following weighted average assumptions were used for stock options granted during the year ended December 31, 2009:

2009
Dividend yield	None
Expected volatility	89%
Risk-free interest rate	0.89%
Expected term	7 years
Weighted average fair value per share at grant date	$1.10

(Loss) Income Per Share

(Loss) income per share is calculated according to FASB guidance which requires that basic (loss) income per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding during the year. Diluted loss per share reflects the potential dilution of securities that could share in the earnings of the Company. Although the Company recorded net income in 2009, as a result of the loss from continuing operations incurred by the Company in 2009, the potentially dilutive common shares have been excluded from the earnings per share computation for this period because its inclusion would have been anti-dilutive.

EMRISE CORPORATION

Notes to Consolidated Financial Statements

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

The Company’s accounts receivable result from sales to a broad customer base. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history and generally does not require collateral. Accounts receivable are generally due within 30 days in the Company’s U.S. and France operations and 60 days in its England operations and are stated net of an allowance for doubtful accounts. Accounts outstanding for longer than the contractual payment terms are considered past due. Provisions for uncollectible accounts are made based on the Company’s specific assessment of the collectability of all past due accounts. Credit losses are provided for in the financial statements and consistently have been within management’s expectations.  No customer represented 10% or more of the Company’s total net sales during 2010.  One customer represented 10% of the Company’s total net sales during 2009.

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

Revenue recognition for products and services provided by the Company’s subsidiaries in England depends upon the type of contract involved.  Engineering/design services contracts generally entail design and production of a prototype over a term of up to several years, with revenue deferred until each milestone defined in the contract is reached.  Production contracts provide for a specific quantity of products to be produced over a specific period of time.  Customers issue binding purchase orders or enter into binding agreements for the products to be produced.  The Company recognizes revenues on these orders as the products are shipped.  Returns are infrequent and permitted only with prior authorization because these products are custom made to order based on binding purchase orders and are quality tested prior to shipment.  An estimate of warranty cost is recorded at the time revenue is recognized.  The Company offers extended warranty contracts for an additional cost to its customers, which are recognized ratably over the term of the extended warranty contract.

EMRISE CORPORATION

Notes to Consolidated Financial Statements

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

Shipping and Handling Costs

Shipping and handling costs recorded in cost of goods sold were $349,000 and $364,000 in 2010 and 2009, respectively.  Shipping and handling costs recorded in selling, general and administrative expenses were $13,000 in 2010 and 2009.

Advertising Costs

Advertising costs are charged to expense as incurred.  Advertising costs for 2010 and 2009 were immaterial.

Income Taxes

Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities at the applicable tax rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The Company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary.  The factors used to assess the likelihood of realization are the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.  Failure to achieve forecasted taxable income in applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company’s effective tax rate on future earnings. The provision for income taxes represents the tax payable for the year and the change during the year in deferred tax assets and liabilities.  As of December 31, 2010 and 2009, the Company had recorded no net unrecognized tax benefits associated with uncertain income tax positions.

Comprehensive (Loss) Income

Comprehensive (loss) income includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s stockholders.  Other comprehensive income refers to revenues, expenses, gains and losses that, under GAAP, are included in comprehensive income, but excluded from net (loss) income as these amounts are recorded directly as an adjustment to stockholders’ equity.  The Company’s other comprehensive income consists of foreign currency translation adjustments.  The following table reflects the components of comprehensive (loss) income, in thousands:

	Year Ended
	December 31,
	2010	2009

Net (loss) income	$(3,421)	$1,042
Other comprehensive (loss) income:
Foreign currency translation adjustment	(537)	1,195
Comprehensive (loss) income	$(3,958)	$2,237

EMRISE CORPORATION

Notes to Consolidated Financial Statements

NOTE 2 — LIQUIDITY

The Company reported a loss from continuing operations for 2010 and 2009 of $4.7 million and $4.8 million, respectively (including non-recurring employee and other transaction costs related to transaction activities of $1.5 million in 2010).  As a result of the ACC Transaction and the resulting repayment of debt (see Notes 3 and 10), the Company reported positive working capital of $9.9 million at December 31, 2010.  In combination with the proceeds received from the sale of the ACC Operations and the cash flow from operations, the Company believes it has sufficient funding to support its working capital requirements during the next 12 months and beyond.

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

NOTE 3 — DISCONTINUED OPERATIONS

Digitran Operations

On March 20, 2009, the Company and EEC entered into an Asset and Stock Purchase Agreement (the “Digitran Purchase Agreement”) with Electro Switch Corp., a Delaware corporation (the “Buyer”) and ESC Worldwide, Inc., a Massachusetts corporation and subsidiary of Buyer (the “Stock Buyer”).  At the closing of the Digitran Purchase Agreement on March 20, 2009, (i) the Buyer purchased from the Company and EEC substantially all the assets related to EEC’s Digitran division, and (ii) the Stock Buyer purchased from EEC all of the issued and outstanding equity interests of its wholly-owned subsidiary, XCEL Japan, Ltd., for an aggregate purchase price of approximately $11.6 million (the “Disposition”).  Under the terms of the Purchase Agreement, the Buyer was obligated to pay an additional $0.4 million in cash to EEC that was contingent upon net sales for the fiscal year ending December 31, 2009 related to the businesses that were sold pursuant to the Digitran Purchase Agreement exceeding $6.8 million.

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

EMRISE CORPORATION

Notes to Consolidated Financial Statements

On August 31, 2010, EEC completed its previously announced sale to Aeroflex of all of the issued and outstanding shares of ACC and all of the issued and outstanding shares of common stock of CCI (the “ACC Transaction”) pursuant to the Purchase Agreement.

The ACC Transaction consisted of an aggregate purchase price of $20 million in cash (the “Purchase Price”).  An amount equal to $0.8 million was placed in a 12-month escrow account pursuant to an agreement between Aeroflex and EEC to satisfy any indemnification claims.  Following the 12-month escrow period, any unused funds in the account will be returned to the Company and will be recorded as a gain on the sale within discontinued operations.  In addition, the following amounts were satisfied out of the Purchase Price:  (i) $10.6 million to the Company’s senior lender, GVEC Resource IV Inc., an affiliate of Private Equity Management Group (“PEM”), representing the aggregate amount of the indebtedness owed by EEC to PEM, which was satisfied by payment of $9.6 million in cash and by delivering a two-year, interest bearing note in the amount of $1 million described herein, and (ii) $3.1 million in cash and a $2.8 million, three-year, interest bearing note, both in satisfaction of the deferred purchase price and contingent payments owed by EEC to certain of ACC’s previous shareholders, Charles S. Brand, Thomas P.M. Couse, Joanne Couse and Michael Gaffney (collectively, the “Former Shareholders”), as further described in Note 10.  The Purchase Price was also adjusted by $0.8 million based on the estimated level of adjusted net working capital of ACC at the closing of the Transaction, subject to final determination pursuant to the procedures set forth in the Purchase Agreement.  As of December 31, 2010, the estimated additional net working capital adjustment was $0.4 million, which was accrued and recorded as additional purchase price adjustment.

In connection with the ACC Transaction, the Company incurred approximately $1.4 million in closing costs including legal, accounting and investment advisory fees.  The Company does not expect to incur any additional costs associated with this transaction with the exception of any adjustment to working capital as mentioned above.  The Company incurred a loss on the ACC Transaction of approximately $0.8 million.

The Company has classified the ACC Operations, which was a component of its electronic devices segment, as discontinued operations in the accompanying unaudited consolidated financial statements for all periods presented.

EMRISE CORPORATION

Notes to Consolidated Financial Statements

The following table summarizes certain components of the statements of operations for discontinued operations, which are associated with the electronic devices segment, for the years ended December 31, 2010 and 2009 (in thousands):

	2010			2009
	RO	ACC	Total	Digitran	RO	ACC	Total

Net Sales	$442	$13,546	$13,988	$1,478	$2,558	$19,055	$23,091

Income (loss) from operations	$190	$3,129	$3,319	$172	$(3,084)	$3,240	$328

Other income (expense)	1	(281)	(280)	—	9	(196)	(187)
(Loss) gain	(498)	495	(3)	7,387	—	—	7,387
Provision for income taxes	—	985	985	(1,307)	129	(526)	(1,704)
Net (loss) income	$(307)	$2,358	$2,051	$6,252	$(2,946)	$2,518	$5,824

(Loss) earnings per share:
Basic	$(0.03)	$0.22	$0.19	$0.61	$(0.29)	$0.25	$0.57
Diluted	$(0.03)	$0.22	$0.19	$0.61	$(0.29)	$0.25	$0.57

Weighted average shares outstanding:
Basic	10,647	10,647	10,647	10,204	10,204	10,204	10,204
Diluted	10,647	10,647	10,647	10,204	10,204	10,204	10,204

The following table reflects the major classes of assets and liabilities for discontinued operations as of December 31, 2009 (in thousands):

	RO	ACC	Total
Cash and cash equivalents	$(24)	$52	$28
Accounts receivable, net	431	2,189	2,620
Inventory, net	1,059	2,494	3,553
Prepaids and other current assets	31	136	167
Total current assets	1,497	4,871	6,368

Property, plant and equipment, net	—	1,326	1,326
Goodwill	—	12,755	12,755
Intangible assets other than goodwill, net	—	3,774	3,774
Other noncurrent assets	—	1,570	1,570
Total assets	$1,497	$24,296	$25,793

Total current liabilities	$745	$6,249	$6,994

Total long-term liabilities	$—	$1,572	$1,572

EMRISE CORPORATION

Notes to Consolidated Financial Statements

NOTE 4 — INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consisted of the following at December 31 (in thousands):

	2010	2009

Raw materials	$4,683	$3,791
Work-in-process	1,499	1,792
Finished goods	1,386	2,448
Total inventories, net	$7,568	$8,031

NOTE 5 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following as of December 31 (in thousands):

	2010	2009

Land and buildings	$383	$427
Machinery, equipment and fixtures	2,429	2,422
Leasehold improvements	509	500
Capital leases	208	208
	3,529	3,557
Accumulated depreciation	(2,666)	(2,570)
Total property, plant and equipment	$863	$987

The Company recorded depreciation expense associated with its property, plant and equipment of $0.5 million and $0.4 million for the year ended December 31, 2010 and 2009, respectively.

NOTE 6 — DEBT ISSUANCE COSTS

On November 30, 2007, the Company and its direct subsidiaries, EEC, CXR Larus Corporation and RO Associates Incorporated (collectively, the “Borrowers”) entered into a Credit Agreement with PEM (the “PEM Credit Agreement”) (see Note 9 and 10).  In connection with the PEM Credit Agreement, the Company incurred $1.4 million of debt issuance costs, which was included in Other assets in the accompanying consolidated balance sheets as of December 31, 2009 and was being amortized over the term of the related financing, using the straight-line method, which approximated the interest rate method.  As of June 30, 2010, the amended maturity date of the PEM Credit Agreement, the deferred debt issuance costs had been fully amortized.  Deferred debt issuance costs amortized to interest expense were $0.3 million and $0.8 million in 2010 and 2009, respectively.

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS

The Company had goodwill of $4.9 million and $2.9 million at December 31, 2010 and 2009, respectively, all of which was associated with its electronic devices reporting unit.

The Company performed its annual impairment test for goodwill for the electronic devices reporting unit as of December 31, 2010 and 2009.  In performing the valuations, the Company used cash flows that reflected management’s forecasts and discount rates that reflect the risks associated with the current market.  The Company considers the results of an income approach and a market approach in determining the fair value of the reporting units.  In 2010, for the income approach a growth rate of 4.0% was assumed as a result of expected shipments on

EMRISE CORPORATION

Notes to Consolidated Financial Statements

existing contracts and future opportunities.  The Company discounted the projected cash flows at 15% to determine the fair value for the electronic devices reporting unit.  For the market approach, the guideline public company method was used, under which the fair value of a business is estimated by comparing the subject company to similar companies with publicly traded ownership interests. From these “guideline” companies, valuation multiples are derived and then applied to the appropriate operating statistics of the subject company to arrive at indications of value.  Based on the results of this testing at December 31, 2010, the fair values of the electronic devices reporting unit exceeded its book values.  As of December 31, 2009, as a result of the sale of the RO Operations, the Company recorded a non-cash charge for the impairment of goodwill and indefinite-lived intangibles of $0.9 million.  This write down is reflected within income from discontinued operations in the Consolidated Statement of Operations for 2009.

The following table reflects changes in the Company’s goodwill balances for continuing operations, by segment, for the year ended December 31, 2010 and 2009 (in thousands):

	Electronic	Communications
	Devices	Equipment	Total

Balance at December 31, 2008	$5,584	$—	$5,584
ACC Purchase price adjustments	(3,151)	—	(3,151)
Foreign currency translation	445	—	445
Balance at December 31, 2009	2,878	—	2,878
Allocation of goodwill to continuing operations	1,934		1,934
Foreign currency translation	119	—	119
Balance at December 31, 2010	$4,931	$—	$4,931

The increase in goodwill during 2010 was the result of the Company completing the sale of the ACC Operations, which allowed it to place a final fair value on that business unit. As a result, in accordance with FASB guidance, the Company adjusted its allocation of goodwill at the sale date between continuing operations and discontinued operations resulting in an additional $1.9 million allocated to the portion of the electronic devices reporting unit remaining in continuing operations.  During 2009, the Company reduced its goodwill as a result of purchase price adjustments associated with its acquisition of ACC in 2008.

EMRISE CORPORATION

Notes to Consolidated Financial Statements

Other intangible assets consist primarily of trademarks, trade names and technology acquired.  The original cost and accumulated amortization of these intangible assets from continuing operations consisted of the following at December 31 (in thousands):

	2010			2009
	Electronic	Communications		Electronic	Communications
	Devices	Equipment	Total	Devices	Equipment	Total

Intangibles with definite lives:
Technology acquired	$—	$1,150	$1,150	$—	$1,150	$1,150
Customer relationships	—	200	200	—	200	200
Trade name	—	—	—	—	—	—
Covenant-not-to-compete	200	—	200	200	—	200
Backlog	200	—	200	200	—	200
	400	1,350	1,750	400	1,350	1,750
Accumulated amortization	(400)	(877)	(1,277)	(400)	(743)	(1,143)
Carrying Value	—	473	473	—	607	607

Intangibles with indefinite lives:
Trademarks and trade names	500	—	500	500	—	500
Total intangible assets, net	$500	$473	$973	$500	$607	$1,107

In accordance with FASB guidance for accounting for the impairment or disposal of long-lived assets, the Company reevaluates the carrying value of identifiable intangible and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  As a result of the sale of the RO Operations before the end of the estimated useful lives of RO’s long-lived assets, the Company performed an assessment of recoverability in 2009 associated with the long-lived assets of RO.  In connection with that assessment and in addition to the goodwill impairment discussed above, an impairment loss of $1.2 million was recognized, which is included in the Company’s consolidated statement of operations in income from discontinued operations for the year ended December 31, 2009, representing the write-off of $0.6 million related to long-lived assets and definite-lived intangible assets, $0.3 million related to indefinite lived intangible assets, and $0.3 million related to the decline in fair value of inventory.  No events or changes in circumstances occurred during 2010 that would have required an impairment analysis to be performed.

Assuming no additions, disposals or adjustments are made to the carrying values and/or useful lives of the assets, annual amortization expense on intangible assets is estimated to be approximately $135,000 in 2011 through 2013 and $68,000 in 2014.  The Company’s current intangible assets have a weighted average remaining useful life of approximately 9 years.

NOTE 8 — ACCRUED LIABILITIES

Accrued expenses as of December 31 consisted of the following (in thousands):

	2010	2009
Accrued payroll and benefits	$1,276	$1,279
Advance payments from customers, current portion	184	697
Warranty reserve	254	271
Bank overdrafts	1,093	1,020
Accrued interest	11	556
Other accrued expenses	959	1,409
Total accrued expenses	$3,777	$5,232

No other individual item represented more than 5% of total current liabilities.

EMRISE CORPORATION

Notes to Consolidated Financial Statements

NOTE 9 — LINES OF CREDIT

The Company and certain of its subsidiaries, including EEC and CXR Larus, CCI, ACC and EMRISE Power Systems, Incorporated (collectively, the “Borrowers”), were parties to the PEM Credit Agreement with GVEC Resource IV Inc., an affiliate of PEM providing a credit agreement which included term loans and a revolving credit facility and which was secured by accounts receivable, other rights to payment and general intangibles, inventories and equipment. The PEM Credit Agreement included a revolving credit facility for up to $7 million, which expired on August 31, 2010 (the “Revolver”).

The closing of the ACC Transaction satisfied the Company’s obligations to PEM under the PEM Credit Agreement, as EEC and the Company used a portion of the net proceeds from the ACC Transaction to pay the obligations to PEM pursuant to the ACC Purchase Agreement.  The entire outstanding principal balance of the Revolver was paid in full on August 31, 2010.  There are no outstanding borrowings on the Revolver as of December 31, 2010 and no further borrowings are available under the amended PEM Credit Agreement.

On August 31, 2010, two of the Company’s UK subsidiaries, Pascall Electronics Limited (“Pascall”) and XCEL Power Systems, Ltd. (“XCEL”), each entered into a Receivables Finance Agreement with LloydsTSB Commercial Finance (“Lloyds”) (each, a “Receivables Finance Agreement” and, collectively, the “Receivables Finance Agreements”), pursuant to which Lloyds agreed to provide Pascall and XCEL a credit facility to support their UK operations in the aggregate principal amount of £2,75 million ($4.3 million based on the exchange rate on September 30, 2010), in each case at an advance rate of 85%, a discount charge of 2.5% above the base rate, and a service fee of 0.2%.  The Receivables Finance Agreement between Pascall and Lloyds is secured by the All Assets Debenture, dated August 31, 2010, Given by Pascall Electronics Limited in favor of Lloyds TSB Commercial Finance Limited (the “Pascall Debenture”) and the Receivables Finance Agreement between XCEL and Lloyds is secured by the All Assets Debenture, dated August 31, 2010, Given by XCEL Power Systems Limited in favor of Lloyds TSB Commercial Finance Limited (the “XCEL Debenture”).  The security interests given to Lloyds pursuant to the Pascall Debenture and the XCEL Debenture are senior to the security interests of both PEM and the former shareholders of ACC (the “Former Shareholders”).  The Receivables Finance Agreements bear interest at the base rate plus 2.5% on the outstanding balance and is paid monthly.  As of December 31, 2010, Pascall had outstanding borrowings of $0.3 million under the Receivable Finance Agreement.  As of December 31, 2010, XCEL had no outstanding borrowings under the Receivables Finance Agreement.

On September 20, 2010, the Company’s French subsidiary, CXR AJ entered into an accounts receivable financing arrangement with FACTOCIC S.A., a subsidiary of CIC Group (“CIC”) (the “CIC Agreement”), pursuant to which CIC agreed to provide CXR AJ a financing arrangement to support its French operations in the aggregate principal amount of €1.35 million ($1.8 million based on the exchange rate on September 30, 2010) at an advance rate of 90% of presented receivables.  The CIC Agreement bears interest at the three month EURIBOR plus 1.4%.  As of December 31, 2010, CXR AJ had $0.1 million of outstanding borrowings under the CIC Agreement.

On November 15, 2010, CXR Larus and Bridge Bank, National Association (“Bridge Bank”) executed a Business Financing Agreement dated as of October 22, 2010 (the “Business Financing Agreement”) pursuant to which Bridge Bank agreed to provide to CXR Larus up to $800,000 of advance on trade accounts receivable at an advance rate of 80% with interest at the Prime Rate plus 3.25%.  To secure Bridge Bank’s obligations, CXR Larus granted Bridge Bank a continuing security interest in certain collateral.  The Company has guaranteed the obligations of CXR Larus under the Business Financing Agreement pursuant to a Guaranty dated as of October 22, 2010, effective November 15, 2010.  As of December 31, 2010, CXR Larus had no outstanding borrowings under the Business Financing Agreement.

EMRISE CORPORATION

Notes to Consolidated Financial Statements

NOTE 10 —DEBT

The PEM Credit Agreement, as described in Note 9, consisted of the Revolver (see Note 9 — “Lines of Credit) and three term loans: (i) a term loan in the original principal amount of $6 million (“Term Loan A”), (ii) a term loan in the original principal amount of $10 million (“Term Loan B”) and (iii) a term loan in the original principal amount of $3 million (“Term Loan C”).  Term Loan A was fully funded on November 30, 2007 while Term Loans B and C were fully funded on August 20, 2008 in connection with the acquisition of ACC. $6.8 million of Term Loan B and all of Term Loan C was repaid in March 2009, in connection with the sale of the Company’s Digitran Operations.  The remaining outstanding principal balance of Term Loan B of $2.1 million and $4.0 million of Term Loan A was repaid on August 31, 2010 in connection with the ACC Transaction.

On August 31, 2010, the Borrowers and PEM entered into Amendment Number 16 to Loan Documents (“Amendment 16”), which amends the PEM Credit Agreement as of such date.  Pursuant to Amendment 16, PEM, among other things, (i) provided a term loan of up to $1 million to the Borrowers, as further described below, (ii) terminated and released all of PEM’s security interests in the assets of ACC and CCI, (iii) provided consent to the consummation of the transactions contemplated by a Master Agreement, dated June 7, 2010, by and among the Company, EEC, CXR Larus, Pascall, XCEL, CXR AJ, and the Former Shareholders, (the “Master Agreement”), as further described below, (iv) waived approximately $0.2 million in amendment and waiver fees owing to PEM, and (v) provided for the execution and delivery of the Deeds of Priority in favor of Lloyds with respect to the Receivables Finance Agreements provided by Lloyds to each of XCEL and Pascall, as further described in Note 9.

Also in connection with Amendment 16, PEM accepted an Amended and Restated Term Loan A Note, dated August 31, 2010, which is a two-year, interest bearing secured note in the principal amount of $1.0 million (the “PEM Note”).  The PEM Note will be payable interest only on a monthly basis for the first 18 months, with equal monthly payments of principal plus interest due thereafter through maturity.  The PEM Note will be payable at a rate of 12.5% per annum during the first 12 months and 15.5% per annum thereafter until paid in full, plus any applicable default rate or late fees.

As part of the consideration for entering into the PEM Credit Agreement in 2007, the Company issued warrants to purchase 775,758 shares of the Company’s common stock with a fair value of $1.5 million, which was accounted for as a discount to the PEM Credit Agreement and was amortized over the term of the PEM Credit Agreement.  In connection with the ACC Transaction, the Company repurchased these warrants, which resulted in a gain as the fair value of the warrants exceeded the purchase price.

The changes to the PEM Credit Agreement discussed above resulted in accounting for the transaction as an extinguishment of debt in the accompanying condensed consolidated financial statements.  As a result, the Company recorded a gain on extinguishment of debt of $0.3 million, which includes the gain on the warrant repurchase of $0.3 million, the reversal of the $0.2 million in fees previously owed to PEM, all costs associated with the amendment and a $0.2 million non-cash charge associated with recording a premium on the amended term loan.

Former Shareholder Debt

In connection with the ACC Transaction, pursuant to the Master Agreement, EEC used a portion of the proceeds from the sale of ACC to pay approximately half of the $6.6 million secured debt owed to the Former Shareholders, which amounts were owed in connection with deferred purchase price obligations, contingent notes and other related payments.  Such payments were made, in part, to repay Mr. Gaffney in full.  In addition, Mr. Brand also accepted $450,000 worth of the Company’s common stock as partial payment on his Amended Subordinated Contingent Note pursuant to a Stock Issuance Agreement, dated August 31, 2010, by and between Mr. Brand and the Company (the “Stock Issuance Agreement”).  See Note 11.

The Former Shareholders’ subordinated secured contingent promissory notes, which EEC issued in May 2008 and which were subsequently amended in November 2009, were amended by Amendment No. 2, effective August 31, 2010 (the “Amended Subordinated Contingent Notes”).  The Amended Subordinated Contingent

EMRISE CORPORATION

Notes to Consolidated Financial Statements

Notes bear interest at the prime rate as reported in The Wall Street Journal plus 1% and mature on August 31, 2013 (“Maturity Date”).  Interest is payable quarterly beginning October 1, 2010 through the Maturity Date.  No principal payments are due until October 1, 2012, when quarterly principal payments in the amount of $0.2 million will be paid with the outstanding principal balance due at the Maturity Date.  As of December 31, 2010, the Company had $2.9 million outstanding principal balance under the Amended Subordinated Contingent Notes.

Notes Payable to Stockholders

In connection with the acquisition of Larus Corporation, the Company issued promissory notes, dated July 13, 2004, to two former stockholders of CXR Larus (formerly Larus Corporation) totaling $3.0 million.  These notes were subordinated to the Company’s bank debt.  The notes bore interest at 6% and matured in December 2010.  The balance of the notes was $0.3 million at December 31, 2009, all of which was current.  The notes were paid in full as of December 31, 2010.

Capital Leases

The Company has capital leases relating to capital equipment.  The leases generally contain bargain purchase options and expire at various dates through December 31, 2017.  Capitalized lease obligations are calculated using interest rates appropriate at the inception of the lease and range from 6% to 18%.  Leases are amortized over the lease term using the effective interest method.

The following table is a summary of long-term debt, as of December 31 (in thousands):

	2010	2009

Term Loan A	$1,000	$5,605
Term Loan B	—	2,667
Notes payable to Former Shareholders (see Note 3)	2,877	—
Capitalized lease obligations	256	219
	4,133	8,491
Unamortized premium (discount) on debt	131	(290)
	4,264	8,201
Current portion of long-term debt	(172)	(8,109)
Long-term debt	$4,092	$92

EMRISE CORPORATION

Notes to Consolidated Financial Statements

Principal maturities related to debt, including loans from stockholders, as of December 31, 2010, were as follows (in thousands):

	Term Loan A	Notes Payable to Former Shareholders	Capitalized Lease Obligations	Total

Year ending December 31,
2011	$—	$—	$172	$172
2012	1,131	240	69	1,440
2013	—	2,637	15	2,652
2014	—	—	—	—
Thereafter	—	—	—	—
	$1,131	$2,877	$256	$4,264

NOTE 11 — STOCKHOLDER’S EQUITY

In connection with the ACC Transaction, Mr. Brand accepted $450,000 worth of the Company’s common stock as partial payment on his Amended Subordinated Contingent Note pursuant to the Stock Issuance Agreement.  See Note 10.  The Company issued Mr. Brand 417,525 shares of Company common stock pursuant to the Stock Issuance Agreement.

NOTE 12 — STOCK-BASED COMPENSATION

At December 31, 2010, a variety of the Company’s stock-based compensation grants or awards were outstanding for employees (including executive officers) and members of the board of directors. All stock-based compensation plans were approved by the Company’s board of directors.

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

EMRISE CORPORATION

Notes to Consolidated Financial Statements

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

Stock option activity for the years ended December 31, 2010 and 2009 was as follows:

	2010		2009
		Weighted		Weighted
		Average		Average
	Shares	Exercise	Shares	Exercise
	(in 000’s)	Price	(in 000’s)	Price
Outstanding, beginning of year	683	$3.34	695	$3.47
Granted	—	$—	90	$1.53
Exercised	—	$—	(9)	$0.75
Forfeited (including expirations)	(70)	$2.73	(93)	$2.85
Outstanding, end of year	613	$3.41	683	$3.34
Exercisable, end of year	526	$3.62	478	$3.81

EMRISE CORPORATION

Notes to Consolidated Financial Statements

As of December 31, 2010, the Company had 526,000 fully-vested stock options, with a weighted average exercise price of $3.62 and remaining term of 4.8 years. The Company expects that 87,000 stock options (after forfeitures), with a weighted-average exercise price of $2.15 and remaining term of 6.2 years, will vest in the future. The aggregate intrinsic value is approximately $0.5 million for unvested and vested options at December 31, 2010 based on the Company’s average common stock closing price at December 31, 2010.

The following table summarizes information about stock options outstanding at December 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Options	Remaining	Exercise	Options	Exercise
Range of Exercise Prices	(in 000’s)	Life in Years	Price	(in 000’s)	Price
$1.01 to $3.00	284	4.4	$1.79	222	$1.79
$3.01 to $5.00	206	4.6	$3.32	181	$3.36
$5.01 to $7.50	123	4.9	$7.32	123	$7.32
Total options	613			526

Total stock-based compensation expense included in wages, salaries and related costs was $140,000 and $148,000 for the year ended December 31, 2010 and 2009, respectively. These compensation expenses were charged to selling, general and administrative expenses. As of December 31, 2010, the Company had $95,000 of total unrecognized compensation expense related to stock option grants, which will be recognized over the remaining weighted average period of 1.5 years.

EMRISE CORPORATION

Notes to Consolidated Financial Statements

NOTE 13 — WARRANTS

In connection with entering into the PEM Credit Agreement in 2007 (discussed in Notes 9 and 10), the Company issued a seven year warrant to PEM to purchase up to 775,758 shares of the Company’s common stock on a cash or cashless basis at an original exercise price of $4.13 per share, (which amount reflects the Company’s 1-for-3.75 reverse split of its common stock effective November 18, 2008).  The estimated fair value of the warrants was $1.5 million, which was calculated using the Black-Scholes pricing model.  The warrants were originally accounted for as debt discount and the adjustment resulting from the repricing of the warrants increased the debt discount, which is being amortized over the remaining life of the PEM Credit Agreement.  The warrants were previously recorded in stockholder’s equity.

In February 2009, the warrants were amended and reissued in conjunction with an amendment to the PEM Credit Agreement.  Pursuant to the Second Amendment to Loan Documents, the original warrant was divided into two warrants (each, a “Second Amended and Restated Warrant” and collectively, the “Second Amended and Restated Warrants”).  Each Second Amended and Restated Warrant covers 387,879 shares of the Company’s common stock (which amount reflects the Company’s 1-for-3.75 reverse split of its common stock effective November 18, 2008).  One of the Second Amended and Restated Warrants provides for an exercise price of $1.99 per share (which amount reflects the Company’s 1-for-3.75 reverse split of its common stock effective November 18, 2008).  The other Second Amended and Restated Warrant provides for an exercise price of $1.80 per share (which amount reflects the Company’s 1-for-3.75 reverse split of its common stock effective November 18, 2008 and a reduction from a post-split exercise price of $3.06 per share).

The exercise price and/or number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances, including certain issuances of securities at a price equal to less than the then current exercise price, subdivisions and stock splits, stock dividends, combinations, reorganizations, reclassifications, consolidations, mergers or sales of properties and assets and upon issuance of certain assets or securities to holders of the Company’s common stock, as applicable. On January 1, 2009, the Company adopted FASB guidance which affected how instruments indexed to an entity’s own stock are accounted for.  The adoption of the revised FASB guidance resulted in the reclassification of the PEM warrants from stockholders’ equity to liabilities, and required that the warrants be fair valued pursuant to “mark to market” provisions at each reporting period, with the changes in fair value recognized in the Company’s consolidated statement of operations.

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

During 2010, the change in fair value of the warrants resulted in a $0.1 million decrease to other income (expense) in the Consolidated Statement of Operations and a corresponding increase to the warrant liability.

On August 31, 2010, the Company completed a transaction with PEM involving the repurchase of the two outstanding stock warrants for an aggregate purchase price of $100,000 pursuant to a Warrant Purchase Agreement by and among the Company and PEM that was entered into on August 30, 2010.  The Company recorded a gain on the repurchase of the warrants of $0.3 million as a result of the fair value of the warrants exceeding the purchase price.  The gain on the repurchase of the warrants was recorded as part of the gain on the extinguishment of debt in the Consolidated Statement of Operations.

EMRISE CORPORATION

Notes to Consolidated Financial Statements

The following table reflects warrants outstanding and related activity for warrants authorized for issuance by the board of directors to certain third parties:

				Average
		Weighted	Weighted	Intrinsic
	Number	Average	Average	Value
	of Shares	Exercise	Remaining	(in-the-money)
	(in 000’s)	Price	Life in Years	Warrants

Balance outstanding at December 31, 2008	1,798	$4.76
Warrants issued	—	$—
Warrants cancelled	(7)	$4.54
Balance outstanding at December 31, 2009	1,791	$4.76
Warrants issued	—	$—
Warrants repurchased	(776)	$1.90
Warrants cancelled	(1,007)	$6.49

Balance outstanding at December 31, 2010	8	$4.31	6.3	$—

EMRISE CORPORATION

Notes to Consolidated Financial Statements

NOTE 14 — NET INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average common shares outstanding during a period.  Diluted income (loss) per share is based on the treasury stock method and includes the dilutive effect of stock options and warrants outstanding during the period.  Common share equivalents have been excluded where their inclusion would be anti-dilutive.  As a result of the losses from continuing operations incurred by the Company in 2010 and 2009, the potentially dilutive common shares have been excluded because their inclusion would have been anti-dilutive.  The following table illustrates the computation of basic and diluted income (loss) per share for the years ended December 31, 2010 and 2009 (in thousands, except per share amounts):

	2010	2009

NUMERATOR:
Net income (loss)	$(3,421)	$1,042

DENOMINATOR:
Basic weighted average common shares outstanding	10,647	10,209
Effect of dilutive securities:
Dilutive stock options and warrants	—	—
Diluted weighted average common shares outstanding	10,647	10,209

Basic income (loss) per share	$(0.32)	$0.10

Diluted income (loss) per share	$(0.32)	$0.10

The following table shows the common stock equivalents that were outstanding as of December 31, 2010 and 2009, but were not included in the computation of diluted earnings per share as a result of the loss incurred by the Company or because the options’ or warrants’ exercise price was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive:

		Range of
	Number of	Exercise Price
	Shares	Per Share

Anti-dilutive common stock options:
As of December 31, 2010	613,000	$1.31 – $7.50
As of December 31, 2009	630,000	$1.31 – $7.50

Anti-dilutive common stock warrants:
As of December 31, 2010	8,000	$ 4.31
As of December 31, 2009	1,791,000	$4.31 – $6.49

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

The Company’s income from continuing operations before provision for income taxes was generated from the U.S. and foreign operations for the years ended December 31 as follows (in thousands):

	2010	2009

Earnings (loss) before income taxes:
U.S.	$(5,684)	$(6,783)
Foreign	795	1,423
Earnings (loss) before income taxes	$(4,889)	$(5,360)

The Company’s provision for income taxes on continuing operations consisted of the following for the years ended December 31 (in thousands):

	2010	2009
Current
Federal	$(832)	$(868)
State	(74)	(252)
Foreign	72	608
Total current	(834)	(512)

Deferred
Federal	1,090	—
State	159	—
Foreign	168	(66)
Total deferred	1,417	(66)
Total provision for income taxes	$583	$(578)

Income tax expense (benefit) on continuing operations differed from the amount obtained by applying the statutory federal income tax rate of 34% to income before income taxes as follows for the years ended December 31 (in thousands):

	2010	2009
Federal income tax at statutory rates	$(1,662)	$(1,822)
State income taxes, net of federal benefit	56	(167)
Foreign income taxes	(30)	56
Changes in valuation allowances	1,535	783
Foreign income inclusion - IRC 956	180	1,340
Permanent differences	259	89
Additional valuation allowance required due to sale of discontinued operations	1,090	—
Tax benefit from income of discontinued operations	(896)	(918)
Other	51	61
	$583	$(578)

EMRISE CORPORATION

Notes to Consolidated Financial Statements

Tax benefit from income of discontinued operations represents the tax benefit of domestic losses in continuing operations that were recognized for accounting purposes due to domestic income reported within discontinued operations.

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

The Company had federal and state net operating loss carryforwards of approximately $13.8 million and $6.4 million as of December 31, 2010 and 2009, respectively, which expire at various dates beginning in 2012 through 2018.  As of December 31, 2010 and 2009, the Company recorded a valuation allowance on the deferred tax asset.  Management believes sufficient uncertainty exists regarding the realizability of the deferred tax asset items and that a valuation allowance is required. Management considers projected future taxable income and tax planning strategies in making this assessment.  The amount of the deferred tax assets considered realizable, however, could materially change in the near future if estimates of future taxable income during the carryforward period are changed.

Utilization of the Company’s net operating loss and tax credit carryforwards are subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration or elimination of the net operating loss and tax credit carryforwards before utilization.  As a result of a merger in 1997, the Company experienced a more than 50% ownership change for federal income tax purposes.  Of the pre-1997 net operating loss carryforwards subject to limitation, approximately $276,000 per year is available to offset future federal taxable income.

EMRISE CORPORATION

Notes to Consolidated Financial Statements

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities were as follows as of December 31 (in thousands):

	2010	2009
Current deferred tax assets:
Allowance for doubtful accounts	$10	$(20)
Inventory reserves and uniform capitalization	584	380
Other accrued liabilities	247	602
	841	962
Valuation allowance-current deferred tax assets	(805)	(804)
Total current deferred tax assets	36	158

Long-term deferred tax assets:
Depreciation on property, plant & equipment	303	446
Deferred compensation	226	235
Deferred income	33	(3)
Business tax credit	235	260
Alternative minimum tax credit carryforwards	248	273
Foreign tax credit carryforwards	939	1,068
Net operating loss carryforwards	3,730	1,715
Capital loss carryforwards	830	—
Other, net	8	13
	6,552	4,007
Valuation allowance-long-term deferred tax assets	(6,293)	(3,699)
Total long-term deferred tax assets	259	308

Deferred tax liabilities:
Intangible assets other than goodwill	(141)	(144)
Total deferred tax liabilities (long-term)	(141)	(144)
Net deferred tax asets (liabilities)	$154	$322

The Company adopted FASB guidance for accounting for uncertainty in income taxes on January 1, 2007. The implementation of this guidance did not result in a material adjustment to the Company’s liability for unrecognized income tax benefits. At the time of adoption and as of December 31, 2010, the Company had recorded no net unrecognized tax benefits.  The Company currently has no open matters with tax authorities nor is it engaged in an examination by any tax authority.  The Company recognizes interest and penalties related to uncertain tax positions in interest expense and selling, general and administrative expense, respectively, in the condensed consolidated statements of operations and comprehensive income. No interest or penalties were recognized during 2010. As of December 31, 2010, the Company had nothing accrued for interest and penalties.

The Company files income tax returns in the United States federal jurisdiction, the United Kingdom and France, and in the state jurisdictions of California, Texas, Pennsylvania and New Jersey. The Company is no longer subject to United States federal and state tax examinations for years before 2007 and 2006, respectively, and is no longer subject to tax examinations for the United Kingdom for years prior to 2009, and for France for years prior to 2007.

NOTE 16 — OPERATING SEGMENTS

The Company has two reportable operating segments: electronic devices and communications equipment. The electronic devices segment manufactures and markets electronic power supplies, RF and microwave devices and subsystem assemblies. The electronic devices segment consists of the Company’s two electronic device subsidiaries, located in England, both of which offer the same or similar products to the same or similar customers.

EMRISE CORPORATION

Notes to Consolidated Financial Statements

The communications equipment segment designs, manufactures and distributes network access products and timing and synchronization products.  The communications equipment segment consists of operating entities CXR Larus located in the U.S. and CXR AJ located in France, both of which offer the same or similar products to similar customers.  Both segments operate primarily in the U.S. and European markets, but they have distinctly different customers, design and manufacturing processes and marketing strategies.  Each segment has discrete financial information and a separate management structure.

The Company evaluates performance based upon contribution margin of the segments and also upon profit or loss from operations before income taxes exclusive of nonrecurring gains and losses. The Company accounts for intersegment sales at pre-determined prices negotiated between the individual segments.

In March 2009, the Company sold its Digitran Operations (see Note 3), which were part of its electronic devices segment. In March 2010, the Company sold its RO Operations (see Note 3), which were part of its electronic devices segment.  In August 2010, the Company sold its ACC Operations, (see Note 3) which were part of the electronic devices segment.  In this report, the Digitran Operations, RO Operations and ACC Operations are classified as a discontinued operation for all periods presented.  All three operations were excluded from the electronics devices segment.  Therefore, prior period amounts have been adjusted to conform to this presentation.

Included in the Company’s reconciliation of segment financial data to the consolidated amounts is unallocated corporate expenses.  Selected financial data for each of the Company’s operating segments reconciled to the consolidated totals is shown below (in thousands):

	Year ended December 31,
	2010	2009
Net sales
Electronic devices	$18,263	$22,763
Communications equipment	12,298	11,932
Total	$30,561	$34,695

Gross profit
Electronic devices	$4,776	$7,563
Communications equipment	4,606	4,344
Total	$9,382	$11,907

Depreciation and amortization
Electronic devices	$260	$317
Communications equipment	193	233
All other	8	14
Total	$461	$564

Operating income (loss)
Electronic devices	$1,953	$3,864
Communications equipment	(214)	(1,507)
Corporate and other	(5,089)	(4,194)
Total	$(3,350)	$(1,837)

EMRISE CORPORATION

Notes to Consolidated Financial Statements

	December 31,	December 31,
	2010	2009
Total assets
Electronic devices	$13,848	$12,313
Communications equipment	8,781	8,439
Discontinued and held for sale assets	—	25,753
Corporate and other	2,860	3,772
Total	$25,489	$50,277

One customer in the electronic devices segment accounted for 10% of the Company’s total net sales in 2009.  No customer in either segment accounted for 10% or more of net sales during 2010.

The Company’s segments operate in different geographic areas.  The following table is a summary of the Company’s net sales by geographic area for the year ended December 31 (in thousands):

	2010		2009
	Electronic Devices	Communications Equipment	Electronic Devices	Communications Equipment

United States	$—	$5,745	$—	$5,441
England	18,263	—	22,763	—
France	—	6,553	—	6,491
Total net sales	$18,263	$12,298	$22,763	$11,932

Sales and purchases between geographic areas have been accounted for on the basis of prices set between the geographic areas, general at cost plus 40%.  Net sales by geographic area have been determined based upon the country from which the product was shipped.

The following table is a summary of the Company’s total assets by geographic area at December 31 (in thousands):

	2010	2009

United States	$6,708	$5,921
England	13,848	13,855
France	4,933	4,708
Discontinued Operations	—	25,793
Total assets	$25,489	$50,277

EMRISE CORPORATION

Notes to Consolidated Financial Statements

NOTE 17 — RETIREMENT PLANS

The Company maintains certain defined contribution retirement plans covering substantially all U.S. domestic employees.  The Company’s contributions to these retirement plans were $48,000 and $44,000 in the years ended December 31, 2010 and 2009, respectively.

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

	2010	2009

Service costs	$13	$16
Interest costs	12	16
Net periodic pension expense	$25	$32

The following table sets forth the funded status and amounts recognized in the Company’s consolidated statement of operations for the years ended December 31, (in thousands):

	2010	2009
Change in benefit obligation:
Projected benefit obligation, beginning of year	$283	$305
Service cost	13	16
Interest cost	12	16
Plan amendments	48	—
Actuarial gain	(59)	(54)
Projected benefit obligation, end of year	$297	$283

Unfunded status	$297	$283
Unrecognized loss	119	60
Net amount recognized	$416	$343

The weighted average assumptions used to determine pension benefit obligations at December 31, were as follows:

	2010	2009

Discount rate	4.50%	4.50%
Rate of compensation increase	2.00%	2.00%

NOTE 18 — COMMITMENTS AND CONTINGENCIES

Leases

The Company conducts most of its operations from leased facilities under operating leases that expire at various dates through 2016. The leases generally require the Company to pay all maintenance, insurance, property tax costs, and contain provisions for rent increases. Total rent expense, net of sublease income, was $1.2 million for 2010 and 2009.

EMRISE CORPORATION

Notes to Consolidated Financial Statements

The future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

Year ending December 31,	Amount
2011	$1,023
2012	811
2013	533
2014	427
2015	425
Thereafter	176
Total	$3,395

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

NOTE 19 — RELATED PARTIES

Notes payable to stockholders

In connection with the acquisition of Larus Corporation, the Company issued promissory notes, dated July 13, 2004, to two former stockholders of CXR Larus (formerly Larus Corporation) totaling $3.0 million.  These notes were subordinated to the Company’s bank debt and were originally payable in 72 equal monthly payments of principal plus interest at the 30-day LIBOR plus 5% with a maximum interest rate of 7% during the first two years of the term of the notes, 8% during the third and fourth years, and 9% thereafter.  Pursuant to an amendment, the notes bear interest at the fixed rate of 6% and principal payments were modified to varying monthly payments between $11,000 and $42,000, per month with maturity in December 2010.  The notes were paid in full in December 2010.  Interest paid on these notes was $13,000 and $30,000 for the year ended December 31, 2010 and 2009, respectively.

Building lease

Additionally, the Company entered into an above-market real property lease with the two former stockholders of CXR Larus. The lease represented an obligation that exceeded the fair market value by approximately $756,000.  The lease term is for 7 years and expires on June 30, 2011. It is renewable for a 5-year term priced under market conditions. The base rent is $27,000 monthly or $324,000 per year, subject to monthly adjustments of the interest rate based on the Federal Reserve Discount Rate that match the lessor’s variable interest rate mortgage payments on the building. The maximum increase in any year is 1.5%, with a cumulative maximum increase of 8% over the life of the lease. The increases apply to that portion of the rent that corresponds to the interest portion of the lessor’s mortgage.  Lease payments paid to the related parties during 2010 and 2009 totaled $356,000 and $410,000, respectively.  Future minimum lease payments under the operating lease payable to the stockholders are included in Note 17.

EMRISE CORPORATION

Notes to Consolidated Financial Statements

Notes payable to former shareholders of ACC

In connection with the Acquisition of ACC, EEC issued Amended Subordinated Contingent Notes (as described in Note 10), as amended, to each of the Sellers.  One of the note holders owns shares in the Company and, therefore, is deemed a related party and holds a majority of the balance of the Notes.  The total balance of the Notes at December 31, 2010 was $2.9 million.  The Amended Subordinated Contingent Notes bear interest at the prime rate as reported in The Wall Street Journal plus 1% and mature on August 31, 2013 (“Maturity Date”).  Interest is payable quarterly beginning October 1, 2010 through the Maturity Date.  No principal payments are due until October 1, 2012, when quarterly principal payments in the amount of $0.2 million will be paid with the outstanding principal balance due at the Maturity Date.

Other related parties

The Company obtains consulting services from Jason Oliva, a related party.  Services rendered by Mr. Oliva include artistic design associated with the Company’s promotional materials and website, evaluation and recommendations for best practices of public companies, including research related to market matters and access to key relationships that he maintains with NYSE Arca and other exchanges.  Payments made to Mr. Oliva for these services were $4,000 and $12,000 during the year ended December 31, 2010 and 2009, respectively.

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

EMRISE CORPORATION

Notes to Consolidated Financial Statements

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

The derivative is measured at fair value on a recurring basis using significant observable inputs (Level 2).  The amount of total gain in earnings for the period is as follows:

Warrant Liability

Beginning balance at December 31, 2009	$292
Total expense recognized in earnings	123
Fair value of warrants repurchased	(415)
Ending balance at December 31, 2010	$—

Cash, accounts receivable and accounts payable reflected in the Consolidated Balance Sheets are a reasonable estimate of their fair value due to the short term nature of these instruments.  The carrying value of the Company’s borrowings is a reasonable estimate of its fair value as borrowings under the Company’s credit arrangements have variable rates that reflect currently available terms and conditions for similar debt.  As of December 31, 2010, the Company did not have any financial assets and liabilities measured at fair value on a recurring basis that would be subject to the disclosure provisions of FASB guidance noted above.

NOTE 21 — CASUALTY LOSS

On September 27, 2010, the Company’s French subsidiary, CXR AJ, sustained significant damage to a portion of the building comprising its Abondant, France facility as a result of a fire.  The portion of the building damaged, which was fully depreciated at the time of the fire, was primarily used for raw materials storage.  Virtually all of the raw materials that were on-site were destroyed in the fire.  CXR AJ’s main operating facility, which includes administration, finance, sales and engineering, was not damaged by the fire.  Immediately after the fire, CXR AJ’s insurer was on-site evaluating the damage.  CXR AJ maintains adequate insurance coverage for such events and it anticipates that any business interruption impact will be recoverable under the insurance policy.  The insurance company provided an advance of funds in December 2010 for €0.5 million (approximately $0.7 million using the average December 2010 exchange rate), which was applied towards replacement of the raw materials that were destroyed by the fire.  CXR AJ is still evaluating the impact of the fire on CXR AJ’s future operations, including the effects of this event on CXR AJ’s liquidity and cash flows.

Subsequent to the fire, the Company recorded an impairment for the raw materials inventory destroyed by the fire of €0.8 million (approximately $1.1 million).  As the CXR AJ insurance policy covers this inventory amount and the insurance company has confirmed that this inventory is covered under at least net value, the Company has recorded a receivable for the same amount as the impairment loss.  The advance received from the insurance company in December was applied to the receivable, with the remaining $0.4 million recorded as a receivable at December 31, 2010, which is included in prepaid and other current assets in the Consolidated Balance Sheet.

NOTE 22 — RECENT ACCOUNTING PRONOUNCEMENTS

Adopted

None.

EMRISE CORPORATION

Notes to Consolidated Financial Statements

Issued, but not adopted

Revenue Recognition.  In October 2009, the FASB issued an update to existing guidance on revenue recognition for arrangements with multiple deliverables.  This update will allow companies to allocate consideration received for qualified separate deliverables using estimated selling prices for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable.  Additional disclosures discussing the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimated selling prices are required.  The Company will adopt this update for new revenue arrangements entered into or materially modified beginning January 1, 2011.  The Company is still evaluating the impact, if any, of the adoption of this new revenue recognition guidance on its consolidated financial statements, but does not expect it to have a material impact to the financial position, results of operations or cash flows.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March, 2011.

EMRISE CORPORATION

By:	/s/ Carmine T. Oliva
Carmine T. Oliva,
Chairman of the Board and
Chief Executive Officer (principal executive officer)

By:	/s/ Brandi L. Festa
Brandi L. Festa,
Director of Finance and Administration (principal financial officer and principal accounting officer), Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Carmine T. Oliva	Chairman of the Board, Chief Executive	March 31, 2011
Carmine T. Oliva	Officer (principal executive officer) and Director

/s/ Brandi L. Festa	Director of Finance and Administration	March 31, 2011
Brandi L. Festa	(principal financial officer and principal accounting officer), Secretary and Treasurer

/s/ Graham Jefferies	President, Chief Operating Officer and	March 31, 2011
Graham Jefferies	Director

/s/ Laurence P. Finnegan, Jr.	Director	March 31, 2011
Laurence P. Finnegan, Jr.

/s/ Otis W. Baskin	Director	March 31, 2011
Otis W. Baskin

/s/ Richard E. Mahmarian	Director	March 31, 2011
Richard E. Mahmarian

/s/ Frank P. Russomanno	Director	March 31, 2011
Frank P. Russomanno

/s/ Julie A. Abraham	Director	March 31, 2011
Julie A. Abraham

EMRISE CORPORATION

EXHIBIT INDEX

Exhibit Number	Description
21	Subsidiaries of the Registrant

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm

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