Form 10-Q
period 2011-03-31
Emrise CORP
filed 2011-05-16
CIK 854852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

N/A

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

The number of shares outstanding of the Registrant’s common stock, $0.0033 par value, as of May 9, 2011 was 10,667,337.

EMRISE CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMRISE CORPORATION

Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,026	$3,742
Accounts receivable, net of allowances for doubtful accounts of $153 at March 31, 2011 and $152 at December 31, 2010	4,783	5,573
Inventories	8,097	7,568
Current deferred tax assets	41	36
Prepaid and other current assets	1,501	1,336
Total current assets	18,448	18,255

Property, plant and equipment, net	823	863
Goodwill	5,109	4,931
Intangible assets other than goodwill, net	939	973
Deferred tax assets	263	259
Other assets	286	208
Total assets	$25,868	$25,489
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,774	$3,168
Accrued expenses	4,090	3,777
Lines of credit	493	411
Current portion of long-term debt	162	172
Income taxes payable	34	82
Other current liabilities	726	752
Total current liabilities	9,279	8,362

Long-term debt	4,073	4,092
Deferred income taxes	141	141
Other liabilities	869	874
Total liabilities	14,362	13,469
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares no shares issued and oustanding	—	—
Common stock, $0.0033 par value. Authorized 150,000,000 shares; 10,667,337 issued and outstanding at March 31, 2011 and December 31, 2010	128	128
Additional paid-in capital	44,101	44,068
Accumulated deficit	(30,966)	(30,007)
Accumulated other comprehensive loss	(1,757)	(2,169)
Total stockholders’ equity	11,506	12,020
Total liabilities and stockholders’ equity	$25,868	$25,489

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2011	2010

Net sales	$8,039	$7,092
Cost of sales	5,780	5,141
Gross profit	2,259	1,951

Operating expenses:
Selling, general and administrative	2,673	2,534
Engineering and product development	433	522
Total operating expenses	3,106	3,056
Loss from operations	(847)	(1,105)

Other income (expense):
Interest income	12	15
Interest expense	(86)	(824)
Other, net	(53)	144
Total other expense, net	(127)	(665)

Loss before income taxes	(974)	(1,770)
Income tax benefit	(15)	(136)
Loss from continuing operations	(959)	(1,634)
Discontinued operations:
Income from discontinued operations	—	912
Tax provision on discontinued operations	—	230
Income from discontinued operations	—	682

Net loss	$(959)	$(952)

Weighted average shares outstanding
Basic	10,667	10,213
Diluted	10,667	10,213

Loss (earnings) per share:
Basic
Continuing operations	$(0.09)	$(0.16)
Discontinued operations	$—	$0.07
Net loss	$(0.09)	$(0.09)
Diluted
Continuing operations	$(0.09)	$(0.16)
Discontinued operations	$—	$0.07
Net loss	$(0.09)	$(0.09)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance at December 31, 2010	10,667	$128	$44,068	$(30,007)	$(2,169)	$12,020
Stock-based compensation	—	—	33	—	—	33
Net loss and comprehensive loss	—	—	—	(959)	412	(547)
Balance at March 31, 2011	10,667	$128	$44,101	$(30,966)	$(1,757)	$11,506

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(959)	$(952)
Adjustments to arrive at net loss from continuing operations	—	(682)
Net loss from continuing operations	(959)	(1,634)
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	105	119
Provision for doubtful accounts	16	10
Provision for warranty reserve	49	17
Deferred taxes	—	18
Amortization of deferred issuance costs	—	158
Amortization of debt (premium) discount	(18)	145
Stock-based expense	33	36
Change in fair value of common stock warrant	—	208
Changes in assets and liabilities:
Accounts receivable	767	1,345
Inventories	(632)	906
Prepaid and other assets	(243)	(262)
Accounts payable and accrued expenses	800	(493)
Operating cash flow (used in) provided by continuing operations	(82)	573
Operating cash flow used in discontinued operations	—	(20)
Net cash (used in) provided by operating activities	(82)	553

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1)	(28)
Investing cash flow used in continuing operations	(1)	(28)
Investing cash flow provided by discontinued operations including proceeds from sale of subsidiary operations, net of cash	—	850
Net cash (used in) provided by investing activities	(1)	822

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from lines of credit	4,759	10,622
Repayments of lines of credit	(4,706)	(12,123)
Repayments of long-term debt	(45)	(401)
Payments of notes to stockholders	—	(48)
Financing cash flow provided by (used in) continuing operations	8	(1,950)
Financing cash flow used in discontinued operations	—	(39)
Net cash provided by (used in) financing activities	8	(1,989)

Effect of exchange rate changes on cash	359	(892)
Net increase (decrease) in cash and cash equivalents	284	(1,506)
Cash and cash equivalents at beginning of period	3,742	4,046
Cash and cash equivalents at end of period	$4,026	$2,540

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of equipment through capital lease	$40	$—

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and therefore do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the U.S. (“GAAP”).  The year-end balance sheet was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.  The unaudited condensed consolidated financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of March 31, 2011 and the results of operations and cash flows for the related interim periods ended March 31, 2011 and 2010. However, these results are not necessarily indicative of results for any other interim period or for the year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2010 as filed with the SEC.

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

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Comprehensive Loss

Comprehensive loss includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s stockholders.  Other comprehensive income (loss) refers to revenues, expenses, gains and losses that, under GAAP, are included in comprehensive loss, but excluded from net loss, as these amounts are recorded directly as an adjustment to stockholders’ equity.  The Company’s other comprehensive income (loss) consists of foreign currency translation adjustments.  The following table reflects the components of comprehensive loss (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Net loss	$(959)	$(952)
Other comprehensive income (loss):
Foreign currency translation adjustment	412	(999)
Comprehensive loss	$(547)	$(1,951)

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

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Loss Per Share from Continuing Operations

Basic loss per share from continuing operations is computed by dividing net loss from continuing operations by the weighted average common shares outstanding during a period.  Diluted loss per share from continuing operations is based on the treasury stock method and includes the dilutive effect of stock options and warrants outstanding during the period.  Common share equivalents have been excluded where their inclusion would be anti-dilutive.  As a result of the losses from continuing operations incurred by the Company for the three months ended March 31, 2011 and 2010, the potentially dilutive common shares have been excluded from the loss per share computation because their inclusion would have been anti-dilutive.  The following table illustrates the computation of basic and diluted loss per share from continuing operations (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2011	2010

NUMERATOR:
Net loss	$(959)	$(952)
Less: income from discontinued operations	—	682
Net loss from continuing operations	$(959)	$(1,634)

DENOMINATOR:
Basic weighted average common shares outstanding	10,667	10,213
Diluted weighted average common shares outstanding	10,667	10,213

Basic and diluted loss per share from continuing operations	$(0.09)	$(0.16)

The following table shows the common stock equivalents that were outstanding as of March 31, 2011 and 2010, but were not included in the computation of diluted earnings per share because the options’ or warrants’ exercise price was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive:

		Range of
	Number of	Exercise Price
	Shares	Per Share

Anti-dilutive common stock options:
As of March 31, 2011	586,000	$1.31 – $7.50
As of March 31, 2010	683,000	$1.31 – $7.50

Anti-dilutive common stock warrants:
As of March 31, 2011	8,000	$4.31
As of March 31, 2010	784,000	$1.80 – $4.31

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recent Accounting Pronouncements

Adopted

Revenue Recognition.  In October 2009, the FASB issued an update to existing guidance on revenue recognition for arrangements with multiple deliverables.  This update will allow companies to allocate consideration received for qualified separate deliverables using estimated selling prices for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable.  Additional disclosures discussing the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimated selling prices are required.  The Company adopted this update for new revenue arrangements entered into or materially modified beginning January 1, 2011.  The adoption of this new revenue recognition guidance did not have a material effect on the Company’s condensed consolidated financial statements.

Issued, but not adopted

None.

NOTE 2 — LIQUIDITY

The Company reported a net loss for the first quarter of 2011 of approximately $1.0 million and a loss from continuing operations for the first quarter of 2010 of approximately $1.6 million, respectively.  The Company reported working capital of $9.2 million at March 31, 2011.  In combination with the proceeds received from the sale of the ACC Operations and forecasted cash flows from operations, the Company believes it has sufficient funding to support its working capital requirements during the next 12 months and beyond.

The ability of the Company to support its business plan is dependent upon its ability to achieve profitable operations, manage costs and satisfy long-term debt service obligations, which will begin in the first quarter of 2012. Management believes the Company will be able to achieve profitability in the second half of 2011, manage costs through active and ongoing cost management processes and satisfy its debt service obligations.  However, if it is unable to do so, the Company may be required to sell additional assets or stock, complete a recapitalization, or consummate a merger transaction in order to continue operations.

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

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 — DISCONTINUED OPERATIONS

RO Associates

On March 22, 2010, EEC, a wholly-owned subsidiary of the Company, entered into and consummated the closing under an asset purchase agreement by and among Astrodyne Corporation (“Astrodyne”), RO, and EEC dated March 22, 2010 (the “RO Purchase Agreement”), pursuant to which Astrodyne purchased substantially all of the assets, properties, and business as a going concern of RO.  The assets of RO that were sold and transferred to Astrodyne include, but are not limited to, the following:  (i) machinery and equipment; (ii) raw materials, work-in-process, and finished goods relating to RO; (iii) tangible personal property, such as office furniture and equipment; (iv) advance payments, rental deposits, and other similar assets; (v) rights to payments from customers; (vi) books and records; (vii) rights under certain contracts; (viii) intangible rights and property, such as goodwill and rights in and to the name “RO Associates,” product names, trade names, trademarks, fictitious names and service marks; (ix) information and data; (x) unfilled purchase and sale orders; (xi) governmental authorizations relating to RO’s business and pending applications in connection with such authorizations; (xii) RO’s rights to its business of manufacturing and selling standard, high-density AC to DC, and DC to DC converters (the “Business”); and (xiii) all claims, causes of action, and judgments relating to the Business.  Such sale and transfer was deemed to be a disposition of an insignificant amount of assets by the Company and EEC.  RO retained certain rights, as fully described in the RO Purchase Agreement, including certain records, rights to benefits plans and insurance policies and proceeds, and certain assets.

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

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The ACC Transaction consisted of an aggregate purchase price of $20 million in cash (the “Purchase Price”).  An amount equal to $0.8 million was placed in a 12-month escrow account pursuant to an agreement between Aeroflex and EEC to satisfy any indemnification claims.  Any amount received from this escrow account in 2011 will be recorded as a purchase price adjustment and a gain from the sale of discontinued operations.  Following the 12-month escrow period, any unused funds in the account will be returned to the Company.  In addition, the following amounts were satisfied out of the Purchase Price:  (i) $10.6 million to the Company’s senior lender, GVEC Resource IV Inc., an affiliate of Private Equity Management Group (“PEM”), representing the aggregate amount of the indebtedness owed by EEC to PEM, which was satisfied by payment of $9.6 million in cash and by delivering a two-year, interest bearing note in the amount of $1 million described herein, and (ii) $3.1 million in cash and a $2.8 million, three-year, interest bearing note, both in satisfaction of the deferred purchase price and contingent payments owed by EEC to certain of ACC’s previous shareholders, Charles S. Brand, Thomas P.M. Couse, Joanne Couse and Michael Gaffney (collectively, the “Former Shareholders”), as further described in Note 10.  The Purchase Price was also adjusted by $0.8 million based on the estimated level of adjusted net working capital of ACC at the closing of the Transaction, subject to final determination pursuant to the procedures set forth in the Purchase Agreement.  As of March 31, 2011, the estimated additional net working capital adjustment was $0.4 million, which was accrued and recorded as additional purchase price adjustment in 2010.

In connection with the ACC Transaction, the Company incurred approximately $1.4 million in closing costs including legal, accounting and investment advisory fees.  The Company does not expect to incur any additional costs associated with this transaction with the exception of any adjustment to working capital as mentioned above.  The Company incurred a gain on the ACC Transaction of approximately $0.5 million.

The Company has classified the ACC Operations, which was a component of its electronic devices segment, as discontinued operations in the accompanying unaudited consolidated financial statements for all periods presented.

The following table summarizes those components of the statements of operations , which have been classified as discontinued operations, which are associated with the electronic devices segment, for the three months ended March 31, 2010 (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2010
	RO	ACC
	Operations	Operations	Total

Net Sales	$442	$5,210	$5,652

Income (loss) from operations	$211	$1,259	$1,470

Other income (expense)	—	(108)	(108)
Loss on sale	(450)	—	(450)
Provision for income taxes	—	230	230
Net (loss) income	$(239)	$921	$682

(Loss) earnings per share:
Basic	$(0.02)	$0.09	$0.07
Diluted	$(0.02)	$0.09	$0.07

Weighted average shares outstanding:
Basic	10,213	10,213	10,213
Diluted	10,213	10,213	10,213

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 — STOCK-BASED COMPENSATION

The Company has the following five stock option plans, which are described more fully in the Company’s Annual Report on Form 10-K for the year ending December 31, 2010:

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

Total stock-based compensation expense included in wages, salaries and related costs was $33,000 for the three months ended March 31, 2011 and $36,000 for the three months ended March 31, 2010. These compensation expenses were charged to selling, general and administrative expenses. As of March 31, 2011, the Company had $63,000 of total unrecognized compensation expense related to stock option grants, which will be recognized over the remaining weighted average period of one year.

NOTE 5 — INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010

Raw materials	$3,341	$4,683
Work-in-process	1,952	1,499
Finished goods	2,804	1,386
Total inventories	$8,097	$7,568

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

During the first quarter of 2010, the Company sold its RO Operations and during the third quarter of 2010, the Company sold its ACC Operations (see Note 3), all of which were part of its electronic devices segment.  These transactions resulted in differences in the basis of segmentation from the amounts disclosed in the Company’s unaudited condensed consolidated financial statements included in its quarterly report on Form 10-Q for the three months ended March 31, 2010.  In this report, the RO Operations and ACC Operations are reported as discontinued operations and are excluded from the electronics devices segment.

Selected financial data for each of the Company’s operating segments reconciled to the consolidated totals is shown below (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net sales
Electronic devices	$4,622	$4,437
Communications equipment	3,417	2,655
Total net sales	$8,039	$7,092

Operating income (loss)
Electronic devices	$192	$476
Communications equipment	(21)	(478)
Corporate and other	(1,018)	(1,103)
Total operating loss	$(847)	$(1,105)

	March 31,	December 31,
	2011	2010
Total assets
Electronic devices	$14,578	$13,848
Communications equipment	9,268	8,781
Corporate and other	2,022	2,860
Total assets	$25,868	$25,489

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 — GOODWILL

The following table reflects changes in our goodwill balances for the three months ended March 31, 2011 (in thousands):

Electronic
Devices

Balance at December 31, 2010	$4,931
Foreign currency translation	178
Balance at March 31, 2011	$5,109

NOTE 8 — INCOME TAXES

The effective tax rate for the three month period ended March 31, 2011 was different than the 34% U.S. statutory rate primarily because the Company’s foreign entities generate a tax obligation and related tax expense as a result of their net income, which cannot be offset by U.S. tax loss carryforwards.

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

As of March 31, 2011, the Company had not recorded any net unrecognized tax benefits.  The Company currently has no open matters with tax authorities nor is it engaged in an examination by any tax authority.  The Company recognizes interest and penalties related to uncertain tax positions in interest expense and selling, general and administrative expense, respectively, in the condensed consolidated statements of operations and comprehensive income. No interest or penalties were recognized during the first three months of 2011. As of March 31, 2011, the Company had nothing accrued for interest and penalties.

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

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 — FINANCING ARRANGEMENTS

On August 31, 2010, two of the Company’s UK subsidiaries, Pascall Electronics Limited (“Pascall”) and XCEL Power Systems, Ltd. (“XCEL”), each entered into a Receivables Finance Agreement with Lloyds TSB Commercial Finance (“Lloyds”) (each, a “Receivables Finance Agreement” and, collectively, the “Receivables Finance Agreements”), pursuant to which Lloyds agreed to provide Pascall and XCEL a credit facility to support their UK operations in the aggregate principal amount of £2,75 million ($4.3 million based on the exchange rate on September 30, 2010), in each case at an advance rate of 85%, a discount charge of 2.5% above the base rate, and a service fee of 0.2%.  The Receivables Finance Agreement between Pascall and Lloyds is secured by the All Assets Debenture, dated August 31, 2010, Given by Pascall Electronics Limited in favor of Lloyds TSB Commercial Finance Limited (the “Pascall Debenture”) and the Receivables Finance Agreement between XCEL and Lloyds is secured by the All Assets Debenture, dated August 31, 2010, Given by XCEL Power Systems Limited in favor of Lloyds TSB Commercial Finance Limited (the “XCEL Debenture”).  The Receivables Finance Agreements bear interest at the base rate plus 2.5% on the outstanding balance and is paid monthly.  As of March 31, 2011, outstanding borrowings under the Receivable Finance Agreements were $7,000.

On September 20, 2010, the Company’s French subsidiary, CXR AJ entered into an accounts receivable financing arrangement with FACTOCIC S.A., a subsidiary of CIC Group (“CIC”) (the “CIC Agreement”), pursuant to which CIC agreed to provide CXR AJ a financing arrangement to support its French operations in the aggregate principal amount of €1.35 million ($1.8 million based on the exchange rate on September 30, 2010) at an advance rate of 90% of presented receivables.  The CIC Agreement bears interest at the three month EURIBOR plus 1.4%.  As of March 31, 2011, CXR AJ had $0.5 million of outstanding borrowings under the CIC Agreement.

On November 15, 2010, CXR Larus and Bridge Bank, National Association (“Bridge Bank”) executed a Business Financing Agreement dated as of October 22, 2010 (the “Business Financing Agreement”) pursuant to which Bridge Bank agreed to provide to CXR Larus up to $800,000 of advance on trade accounts receivable at an advance rate of 80% with interest at the Prime Rate plus 3.25%.  To secure Bridge Bank’s obligations, CXR Larus granted Bridge Bank a continuing security interest in certain collateral.  The Company has guaranteed the obligations of CXR Larus under the Business Financing Agreement pursuant to a Guaranty dated as of October 22, 2010, effective November 15, 2010.  As of March 31, 2011, CXR Larus had no outstanding borrowings under the Business Financing Agreement.

NOTE 10 — FAIR VALUE MEASUREMENTS

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

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cash, accounts receivable, accounts payable and accrued expenses reflected in the unaudited condensed consolidated balance sheets are a reasonable estimate of their fair value due to the short term nature of these instruments.  The carrying value of the Company’s borrowings is a reasonable estimate of its fair value as borrowings under the Company’s financing arrangements have variable rates that reflect currently available terms and conditions for similar debt.  As of March 31, 2011, the Company did not have any financial assets and liabilities measured at fair value on a recurring basis that would be subject to the disclosure provisions of FASB guidance noted above.

NOTE 11 — CASUALTY LOSS

On September 27, 2010, the Company’s French subsidiary, CXR AJ, sustained significant damage to a portion of the building comprising its Abondant, France facility as a result of a fire.  The portion of the building damaged, which was fully depreciated at the time of the fire, was primarily used for component parts storage.  Virtually all of the component parts that were on-site were destroyed in the fire.  CXR AJ’s main operating facility, which includes administration, finance, sales and engineering, was not damaged by the fire.  Immediately after the fire, CXR AJ’s insurer was on-site evaluating the damage.  CXR AJ maintains adequate insurance coverage for such events and it anticipates that any business interruption impact will be recoverable under the insurance policy.  The insurance company provided an advance of funds in December 2010 for €0.5 million (approximately $0.7 million using the average December 2010 exchange rate), which was applied towards replacement of the component parts that were destroyed by the fire.

Subsequent to the fire, the Company recorded an impairment for the component parts inventory destroyed by the fire of €0.8 million (approximately $1.1 million).  As the CXR AJ insurance policy covers this inventory amount and the insurance company has confirmed that this inventory is covered under at least net value, the Company has recorded a receivable for the same amount as the impairment loss.  The advance received from the insurance company in December was applied to the receivable, with the remaining $0.4 million recorded as a receivable at March 31, 2011, which is included in prepaid and other current assets in the condensed consolidated balance sheet.  In April 2011, CXR AJ received an additional advance of €0.4 million, of which a portion was applied to the remaining receivable and the remaining will be recorded as income from operations.  We continue to work with our local insurance company to finalize valuation and settlement of our claims.

NOTE 12 — SUBSEQUENT EVENTS

Casualty Loss

In April 2011, CXR AJ received an additional advance of €0.4 million, of which a portion was applied to the remaining receivable and the remaining will be recorded as income from operations.

ACC Transaction Adjustment

In April 2011, the Company finalized the Purchase Price associated with the level of adjusted net working capital of ACC at the closing of the ACC Transaction.  As of December 31, 2010, the estimated additional net working capital adjustment was $0.4 million, which was accrued and recorded as additional purchase price adjustment.  The final adjustment totaled $0.6 million, requiring an additional adjustment to the purchase price of $0.2 million, which will be recorded in the second quarter of 2011.  As a result of a mutual agreement by both parties, the $0.6 million of amounts payable to Aeroflex for the net working capital adjustment will be applied against the $0.8 million held in escrow resulting in a remaining $0.2 million in escrow.

ITEM 2.                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q. The information contained in this report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-Q and in our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2010, and Current Reports on Form 8-K, which discuss our business in greater detail.  This report and the following discussion contain forward-looking statements, which generally include the plans, objectives and expectations of management for future operations, including plans, objectives and expectations relating to our future economic performance and our current beliefs regarding revenues we might generate and profits we might earn if we are successful in implementing our business and growth strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

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

Any of the factors described above or in the “Risk Factors” sections contained in our Annual Report on Form 10-K for the year ended December 31, 2010, as amended, could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

Business Description

We design, manufacture and market proprietary electronic devices and communications equipment for aerospace, defense, industrial, and communications applications. We have operations in the U.S., England, and France.  We organize our business in two operating segments: electronic devices and communications equipment. In 2010, our electronic devices segment contributed approximately 57.5% of overall net sales while the communications segment contributed approximately 42.5% of overall net sales. Our subsidiaries within our electronic devices segment design, develop, manufacture and market power supplies, radio frequency, or RF, and microwave devices for defense, aerospace and industrial markets.  Our subsidiaries within our communications equipment segment design develop, manufacture and market network access equipment, including network timing and synchronization products, for communications applications in public and private networks, defense and industrial markets, including utilities and transportation.

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

Foreign Currency Translation

We have foreign subsidiaries that together accounted for approximately 86.0% of our net revenues, 75.3% of our total assets and 57.5% of our total liabilities as of and for the three months ended March 31, 2011.  In preparing our consolidated financial statements, we are required to translate the financial statements of our foreign subsidiaries from the functional currencies in which they keep their accounting records into U.S. dollars. This process results in exchange gains and losses which, under relevant accounting guidance, are included either within our statement of operations under the caption “other income (expense)” or as a separate part of our net equity under the caption “accumulated other comprehensive income (loss).”  We evaluate the impact of currency fluctuations on a periodic basis and may, in the future, participate in currency hedging activities if the need arises.

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

Based on our assessment of the factors discussed above, we consider the functional currency of each of our international subsidiaries to be each subsidiary’s local currency. Accordingly, we had cumulative translation losses of $1.8 million that were included as part of accumulated other comprehensive loss within our balance sheet at March 31, 2011. During the three months ended March 31, 2011, we included translation gains of $0.4 million under accumulated other comprehensive income.

The magnitude of these gains or losses depends upon movements in the exchange rates of the foreign currencies in which we transact business as compared to the value of the U.S. dollar. During the first quarter of 2011, these currencies include the euro and the British pound sterling. Any future translation gains or losses could be significantly higher or lower than those we recorded for these periods.

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

At March 31, 2011, our reported goodwill totaled $5.1 million, all of which belonged to the electronic devices reporting unit.

Results of Operations

Overview

A significant portion of our products are customized to the unique specifications of our customers and are subject to variable timing of delivery, which makes comparability of our revenues and gross profit from period to period difficult.  Shipments of products can be accelerated or delayed due to many reasons including, but not limited to, exceeding or not meeting customer contract requirements, a change in customer timing or specifications, technology related issues, delays in acquiring component parts, and other production related issues.  Exceptions to this include certain long-term military contracts and certain long-term telecommunications contracts.

Overall net sales from continuing operations increased 13% in the first quarter of 2011 as compared to the same period of 2010.  The increase is primarily related to higher sales volumes at our French communications equipment subsidiary and slightly higher sales volumes within our electronic devices segment. Overall gross profit, as a percentage of sales, (“gross margin”), remained relatively consistent at 28.1% in the first quarter of 2011 from 27.5% in the first quarter of 2010.

Results for the first quarter are in line with our expectations.  While we experienced year-over-year improvements on the sales line and stability in gross margins, we incurred a loss for the first quarter of 2011, which is consistent with our expectations and previous communications.  The first quarter is typically our slowest quarter in terms of sales and, as a result, certain fixed overhead is not absorbed.  Additionally, we typically experience higher selling, general and administrative costs in the first quarter as a result of timing of year-end audit activities and financial reporting requirements occurring during the first half of the year that are not present in the second half of the year.  We expect to experience a loss in the second quarter of 2011, but expect profitability during the second half of the year as we begin shipments of our growing backlog in our electronic devices segment.

The following is a detailed discussion of our results of operations by business segment.  As a result of the sale of the RO Operations in March of 2010 and the sale of the ACC Operations in August of 2010, for purposes of the following discussion and analysis, the RO and ACC Operations have been removed from the prior period comparisons and are reported as discontinued operations for all periods presented.

Comparison of the Three Months Ended March 31, 2011 to the Three Months Ended March 31, 2010

Net Sales

	Three Months Ended		Variance
	March 31,		Favorable (Unfavorable)
(in thousands)	2011	2010	Dollar	Percent

Electronic devices	$4,622	$4,438	$184	4.1%
as % of net sales from continuing operations	57.5%	62.6%
Communications equipment	3,417	2,654	763	28.7%
as % of net sales from continuing operations	42.5%	37.4%
Total net sales from continuing operations	8,039	7,092	947	13.4%

Electronic Devices Segment

Sales for the first quarter of 2011 in our electronic devices segment remained relatively consistent with the same period of 2010, with a change of product mix to a lower ratio of military sales and higher ratio of sales to commercial markets.  A significant portion of our business at our U.K. subsidiaries is transacted in U.S. dollars and was negatively impacted by exchange rate fluctuations as the subsidiary’s local currency is the British pound sterling.  The translation impact of exchange rates remains an uncertainty and could negatively or positively impact our overall results in future periods.

We expect sales volumes in the second quarter of 2011 to be slightly lower than those in the first quarter of 2011, but to increase in the second half of 2011 as we begin shipping larger orders currently in our backlog.

Communications Equipment Segment

The increase in net sales within our communications equipment segment in the first quarter of 2011 compared to 2010 was due to increased sales at our French subsidiary as they shipped a large portion of their backlog during the quarter.  This increase was partially offset by a slight decrease in sales volumes at our U.S. subsidiary.

We expect sales volumes in the second quarter to be slightly lower than those in the first quarter of 2011 as a result of lower levels of order intake during the quarter than experienced in the fourth quarter of 2010.

Gross Profit

Electronic Devices Segment

	Three Months Ended		Variance
	March 31,		Favorable (Unfavorable)
(in thousands)	2011	2010	Dollar	Percent

Electronic devices	$1,015	$1,105	$(90)	(8.1)%
as % of net sales from continuing operations	22.0%	24.9%
Communications equipment	1,244	846	398	47.0%
as % of net sales from continuing operations	36.4%	31.9%
Total gross profit from continuing operations	2,259	1,951	308	15.8%
Total gross margin from continuing operations	28.1%	27.5%

The decrease in gross profit, as a percentage of net sales, for our electronic devices segment from 24.9% in the first quarter of 2010 to 22.0% in the first quarter of 2011 is primarily due to product mix with slightly higher levels of lower margin In-Flight Entertainment & Connectivity (IFE&C) products than in the 2010 first quarter.

We expect gross profit, as a percentage of sales, to be slightly lower in the second quarter of 2011 than the first quarter of 2011 as a result of lower sales volumes and the impact that will have on fixed overhead costs.  However, we expect improvements in gross margins in the second half of 2011 as sales volumes increase from shipments of existing backlog.

Communications Equipment Segment

The increase in gross profit, as a percentage of sales, for our communications equipment segment from 31.9% in the first quarter of 2010 to 36.4% in the first quarter of 2011 is primarily the result of higher levels of third-party inventory purchased by our French subsidiary in U.S. dollars resulting in a favorable exchange rate impact as the local currency is the euro.  Additionally, we experienced a very slight increase in gross profit, as a percentage of sales, at our U.S. subsidiary as a result of increases in pricing of our test equipment.

We expect that gross profit, as a percentage of sales, for the second quarter of 2011 will be lower than the first quarter of 2011 as a result of lower sales volumes and the impact that will have on fixed overhead costs, but expect improvements in the second half.

Operating Expenses

	Three Months Ended		Variance
	March 31,		Favorable (Unfavorable)
(in thousands)	2011	2010	Dollar	Percent

Selling, general and administrative	$2,673	$2,534	$(139)	(5.5)%
as % of net sales from continuing operations	33.3%	35.7%
Engineering and product development	433	522	89	17.0%
as % of net sales from continuing operations	5.4%	7.4%
Total operating expenses from continuing operations	3,106	3,056	(50)	(1.6)%

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses for the first quarter of 2011 remained relatively consistent with those of the same period in 2010.  The small increase was primarily associated with increased sales commission within our communications equipment business related to the increased sales discussed above.  SG&A, as a percentage of sales, improved from 35.7% in the first quarter of 2010 to 33.3% in the first quarter of 2011.  The first quarter typically results in higher expenses as costs associated with year-end audit activities and financial reporting requirements are higher during the first half of the year than they are during the second half of the year.  We expect SG&A expenses, as a percentage of sales, in each 2011 subsequent quarter to remain at lower levels than the corresponding previous year period, contributing to the expected profitability in the second half of 2011.

Engineering and product development

The decrease in engineering and product development costs is primarily due to a shift in our U.S. communications equipment subsidiary engineering projects from general product development to customer specific engineering, which is accounted for as a cost of the product.

We expect quarterly engineering and product development costs for the remaining quarters of 2011 to remain consistent with those experienced in the first quarter of 2011.

Interest expense

Interest expense was $0.1 million for the three months ended March 31, 2011 compared to $0.8 million for the three months ended March 31, 2010 due to significantly lower outstanding loan balances and the absence of debt discount and deferred financing costs amortization in the first quarter of 2011.  We expect quarterly interest expense for the remainder of 2011 to be significantly lower than the comparable prior year period due to the substantially lower outstanding loan balances resulting from the repayment of debt from the proceeds of the ACC Transaction and lower interest rates on new financing arrangements.

Other income and expense

We recorded other expense of $0.1 million in the first quarter of 2011 compared to $0.1 million of other income in the first quarter of 2010.  Other expense in the first quarter of 2011 consists primarily of short-term exchange rate gains and losses associated with the volatility of the U.S. dollar to the British pound sterling and euro on the current portion of certain assets and liabilities.  Other income in the 2010 period consisted primarily of (i) fair value adjustments on previously outstanding warrants and (ii) short-term exchange rate gains and losses.  In August 2010, we repurchased the outstanding warrants associated with the fair value adjustment and, therefore, there will be no further fair value adjustments associated with these warrants.

Income tax benefit

Income tax benefit amounted to $15,000 for the first quarter of 2011 compared to benefit of $136,000 for the first quarter of 2010.  We recorded income tax benefit in the 2011 period primarily as a result of foreign losses in Europe.  The income tax benefit in the first quarter of 2010 was related to the losses from continuing operations that we incurred during the quarter.

Loss from continuing operations

Loss from continuing operations was $1.0 million in the first quarter of 2011 compared to $1.6 million in the first quarter of 2010.  The improvement in loss from continuing operations in the first quarter of 2011 compared to the first quarter of 2010 was primarily related to improved sales and gross profit and significantly reduced interest expense.

Income from discontinued operations

We reported income from discontinued operations of $0.7 million (net of tax of $0.2 million) during the first quarter of 2010.  The income from discontinued operations related to income earned from the RO Operations and the ACC Operations (offset by a loss on the sale of the RO Operations of $0.5 million).

Net loss

We reported a net loss of $1.0 million in both the first quarter of 2011 and 2010.    Contributing to the net loss in the first quarter of 2011 were higher levels of general and administrative expenses associated with year-end audit activities and financial reporting requirements than are typically incurred during the remainder of the year.  While we expect to experience a loss in the second quarter of 2011, we anticipate achieving profitability in the second half of 2011 to partially offset the losses incurred in the first half of 2011.

Liquidity and Capital Resources

In making an assessment of our liquidity, we believe that the items in our financial statements that are most relevant to our ongoing operations are working capital, cash generated from operating activities and cash available from financing activities.  We also have a variety of financing arrangements and other short and long-term debt.

Working Capital

We fund our daily cash flow requirements through funds provided by operations and through borrowings under our various financing arrangements.  Working capital was $9.2 million at March 31, 2011 as compared to $9.9 million at December 31, 2010.  The decrease in working capital was the result of higher levels of accounts payable and accrued expenses primarily related to increase inventory levels as we prepare for shipments of products in the second half of 2011.  At March 31, 2011 and December 31, 2010, we had accumulated deficits of $31.0 million and $30.0 million, respectively, and cash and cash equivalents of $4.0 million and $3.7 million, respectively.

Net cash used in operating activities during the three months ended March 31, 2011 totaled $0.1 million.  The primary non-cash adjustment to our net loss for the first quarter of 2011 was $0.1 million of depreciation and amortization expense.  The primary significant uses of cash associated with operating activities during the first quarter of 2011 was an increase in inventories of $0.6 million associated with higher levels of inventory in preparation for second half 2011 shipments and an increase in prepaid and other assets of approximately $0.2 million primarily associated with prepayments recorded on annual contracts for maintenance, licenses and insurance.  The primary sources of cash associated with operating activities during the first quarter of 2011 included a decrease in accounts receivable of $0.8 million due to collections on higher fourth quarter 2010 sales and an increase in accounts payable and accrued expenses of $0.8 million associated with the increased inventory levels discussed above.

Cash used in our investing activities during the first quarter of 2011 totaled $1,000.

Cash provided by financing activities during the first quarter of 2011 totaled $8,000 and was primarily associated with changes in borrowings within our financing arrangements.

Backlog

Our backlog was $29.3 million as of March 31, 2011 as compared to $27.1 million as of December 31, 2010. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. As of March 31, 2011, approximately 95% of our backlog related to our electronic devices business, which tends to provide us with long lead-times for our manufacturing processes due to the custom nature of the products.  Approximately 5% of this backlog related to our communications equipment business, which tends to deliver standard or modified standard products from stock as orders are received. We believe that the majority of our current backlog will be shipped within the next 12 months.  However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

Debt and Financing Arrangements

At March 31, 2011, we had total debt obligations of $4.7 million.  Total debt includes $0.5 million outstanding related to subsidiary financing arrangements, a term loan to our former senior lender of $1.0 million (maturing August 31, 2012), capital lease obligations of $0.2 million and notes payable to the former ACC Shareholders (the “Former Shareholders”) of $2.8 million (maturing August 31, 2013), the current portion of which loans and obligations totaled $0.7 million.

Financing Arrangements

On August 31, 2010, two of our subsidiaries in England, Pascall Electronics Limited (“Pascall”) and XCEL Power Systems, Ltd. (“XCEL”), entered into a Receivables Finance Agreement with Lloyds TSB Commercial Finance (“Lloyds”) (each, a “Receivables Finance Agreement” and, collectively, the “Receivables Finance Agreements”), pursuant to which Lloyds agreed to provide Pascall and XCEL a credit facility to support their operations in the aggregate principal amount of £2,75 million ($4.4 million based on the exchange rate on March 31, 2011), in each case at an advance rate of 85%, a discount charge of 2.5% above the base rate, and a service fee of 0.2%.  The Receivables Finance Agreements bear interest at the base rate plus 2.5% on the outstanding balance and is paid monthly.  As of March 31, 2011, outstanding borrowings under the Receivables Finance Agreements were $7,000 (based on the exchange rate on March 31, 2011).

On September 20, 2010, our French subsidiary, CXR Anderson Jacobson (“CXR AJ”) entered into a Factoring Agreement with FACTOCIC S.A., a subsidiary of CIC Group (“CIC”) (the “CIC Agreement”), pursuant to which CIC agreed to provide CXR AJ a financing arrangement to support its French operations in the aggregate principal amount of €1.35 million ($1.9 million based on the exchange rate on March 31, 2011) at an advance rate of 90% of presented trade receivables.  The CIC Agreement bears interest at the three month EURIBOR plus 1.4%.  As of March 31, 2011, CXR AJ had outstanding borrowings under the CIC Agreement of $0.5 million (based on the exchange rate on March 31, 2011).

On November 15, 2010, CXR Larus Corporation (“CXR Larus”) and Bridge Bank, National Association (“Bridge Bank”) executed a Business Financing Agreement dated as of October 22, 2010 (the “Business Financing Agreement”) pursuant to which Bridge Bank agreed to provide to CXR Larus up to $800,000 of advance on trade accounts receivable at an advance rate of 80% with interest at the Prime Rate plus 3.25%.  As of March 31, 2011, CXR Larus had no outstanding borrowings under the Business Financing Agreement.

PEM Credit Agreement

EMRISE (including each of its direct subsidiaries), are parties to a Credit Agreement (“PEM Credit Agreement”), initially entered into in November 2007 and subsequently amended, with GVEC Resources IV, Inc., an affiliate of Private Equity Management Group (“PEM”), providing for a credit facility in the aggregate amount of $26 million.  As of March 31, 2011, we owed a total of $1.0 million under the terms of the PEM Credit Agreement.  All references to the PEM Credit Agreement herein refer to the PEM Credit Agreement as amended.

The Amended and Restated Term Loan A Note, dated August 31, 2010, is a two-year interest bearing secured note in the principal amount of $1.0 million (the “PEM Note”).  The PEM Note will be payable interest only on a monthly basis for the first 18 months, with equal monthly payments of principal plus interest due thereafter through maturity.  The PEM Note will be payable at a rate of 12.5% per annum during the first 12 months and 15.5% per annum thereafter until paid in full, plus any applicable default rate or late fees.

Former Shareholder Debt

The Former Shareholders’ subordinated secured contingent promissory notes, which EEC issued in May 2008 in connection with the acquisition of the ACC Operations and which were subsequently amended in November 2009, were amended by Amendment No. 2, effective August 31, 2010 (the “Amended Subordinated Contingent Notes”).  The Former Shareholders are individuals who owned ACC stock in 2008.  The Amended Subordinated Contingent Notes bear interest at the prime rate as reported in The Wall Street Journal plus 1% and mature on August 31, 2013 (the “Maturity Date”).  Interest is payable quarterly beginning October 1, 2010 through the Maturity Date.  No principal payments are due until October 1, 2012, when quarterly principal payments in the amount of $0.2 million will be paid with the outstanding principal balance due at the Maturity Date.  As of March 31, 2011, the Company had $2.8 million outstanding principal balance under the Amended Subordinated Contingent Notes.

Liquidity

In combination with the net cash proceeds of the sale of the ACC Operations and forecasted cash flows from operations, we believe we have sufficient funding to support our working capital requirements during the next 12 months and beyond.

Our ability to support our business plan is dependent upon our ability to achieve profitable operations, manage costs and satisfy long-term debt service obligations, which will begin in the first quarter of 2012. Management believes we will be able to achieve profitability in the second half of 2011, manage costs through active and ongoing cost management processes and satisfy our debt service obligations.  However, if we are unable to do so, we may be required to sell additional assets or stock, complete a recapitalization, or consummate a merger transaction in order to continue operations.

To address these potential financing needs, we may need to explore a revised debt structure with our existing lenders; additional or new financing with another lender or lenders; expedite the sale of additional assets to generate cash; complete a recapitalization, or consummate a merger or other transaction.  Successfully executing these strategies is uncertain and there are many risks associated with attempting to execute each, in addition to the risks and uncertainties of the short and long term impact of executing any of these strategies.   Failure to meet our financing requirements, if and when needed, would have an adverse effect on our operations and/or ability to do business after that date or could restrict our growth, limit the development of new products, hinder our ability to fulfill existing or future orders or negatively affect our ability to secure new customers or product orders.

Effects of Inflation

The impact of inflation and changing prices has not been significant on the financial condition or results of operations of either the Company or our operating subsidiaries.

Impacts of New Accounting Pronouncements

Revenue Recognition.  In October 2009, the Financial Accounting Standards Board (“FASB”) issued an update to existing guidance on revenue recognition for arrangements with multiple deliverables.  This update will allow companies to allocate consideration received for qualified separate deliverables using estimated selling prices for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable.  Additional disclosures discussing the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimated selling prices are required.  We adopted this update for new revenue arrangements entered into or materially modified beginning January 1, 2011.  The adoption of this new revenue recognition guidance had no material impact on our condensed consolidated financial statements.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for smaller reporting companies.

ITEM 4.      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports pursuant to the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on an evaluation of our disclosure controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act, as of March 31, 2011, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective, because of the three material weaknesses set forth below that were identified as part of our evaluation of the effectiveness of our internal controls over financial reporting at December 31, 2010.

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

(1)                    We did not effectively implement comprehensive entity-level internal controls, as evidenced by the following control deficiencies:

•                  Entity Level Internal Control Evaluation.  We did not formally consider entity-wide controls that are pervasive across the Company when considering whether control activities are sufficient to address identified risks.

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

(3)                    We did not formally evaluate the sufficiency of information technology personnel to execute general computing controls over our information technology structure, which include the implementation and assessment of information technology policies and procedures. This control deficiency, if existing, did not result in an adjustment to our 2010 interim or annual consolidated financial statements, but could result in a material misstatement of significant accounts or disclosures, which would not have been prevented or detected.

Remediation of Internal Control Deficiencies and Expenditures

It is reasonably possible that, if not remediated, one or more of the material weaknesses described above could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.

We have experienced complex domestic and international tax and financial reporting issues over the past several years.  During the past two years, we have completed several transactions, including the sale of the Digitran Operations, RO Operations and ACC Operations and the extinguishment of a complex debt facility, all resulting in a much smaller and less complex organization going forward.  Also, during the second quarter of 2010, we engaged a third party firm to prepare our tax provisions, provide guidance on complex tax matters and interface with our independent registered public accounting firm on tax matters.  Finally, in the third quarter of 2010, we restructured our accounting and finance group to allocate responsibilities to those individuals most qualified to perform such tasks and more effectively utilize the worldwide accounting and finance organization.  In executing this remediation plan, we were able to eliminate the material weakness previously reported that related to a lack of quality financial accounting staff, particularly in the area of taxation.

We have developed specific action plans for each of the remaining material weaknesses discussed above.  We believe the experience and knowledge of the existing staff will allow us to execute the plan effectively.  During 2011, our internal controls compliance team will prepare appropriate documentation and test plans for our information technology structure and applications data and will test and remediate that area.  The Audit Committee will work directly with management and our other board members, as necessary, to ensure that entity level deficiencies are addressed. We are uncertain at this time of the costs to remediate all of the above listed material weaknesses, however, we anticipate the cost to be approximately $50,000, most of which we expect to incur during the second half of 2011.  We cannot guarantee that the actual costs to remediate these deficiencies will not exceed this amount or will not be incurred after 2011.

Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of December 31, 2010 and management is committing the necessary time and resources to successfully complete our action plans for full compliance by December 31, 2011. However, because the remedial actions require relying extensively on manual review and approval, the successful operation of these controls for several quarters may be required before management may be able to conclude that the material weaknesses have been remediated.  We intend to continue to evaluate and strengthen our internal control over financial reporting systems. These efforts require significant time and resources.  If we are unable to establish adequate internal control over financial reporting systems, we may encounter difficulties in the audit or review of our financial statements by our independent registered public accounting firm, which in turn may have a material adverse effect on our ability to prepare financial statements in accordance with GAAP and to comply with our SEC reporting obligations.

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

EMRISE CORPORATION

Dated: May 16, 2011	By:	/s/ CARMINE T. OLIVA
Carmine T. Oliva,
Chief Executive Officer (Principal Executive Officer)

Dated: May 16, 2011	By:	/s/ BRANDI L. FESTA
Brandi L. Festa,
Director of Finance and Administration, Secretary and Treasurer
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