Form 10-Q
period 2011-06-30
Emrise CORP
filed 2011-08-15
CIK 854852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

The number of shares outstanding of the Registrant’s common stock, $0.0033 par value, as of August 9, 2011 was 10,667,337.

EMRISE CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMRISE CORPORATION

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,795	$3,742
Accounts receivable, net of allowances for doubtful accounts of $113 at June 30, 2011 and $152 at December 31, 2010	4,954	5,573
Inventories	8,713	7,568
Current deferred tax assets	41	36
Prepaid and other current assets	697	1,336
Total current assets	17,200	18,255

Property, plant and equipment, net	864	863
Goodwill	5,115	4,931
Intangible assets other than goodwill, net	905	973
Deferred tax assets	263	259
Other assets	192	208
Total assets	$24,539	$25,489
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,449	$3,168
Accrued expenses	4,034	3,777
Lines of credit	789	411
Current portion of long-term debt	166	172
Income taxes payable	47	82
Other current liabilities	260	752
Total current liabilities	8,745	8,362

Long-term debt	4,065	4,092
Deferred income taxes	141	141
Other liabilities	816	874
Total liabilities	13,767	13,469
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares no shares issued and oustanding	—	—
Common stock, $0.0033 par value. Authorized 75,000,000 shares; 10,667,337 issued and outstanding at June 30, 2011 and December 31, 2010	128	128
Additional paid-in capital	44,133	44,068
Accumulated deficit	(31,845)	(30,007)
Accumulated other comprehensive loss	(1,644)	(2,169)
Total stockholders’ equity	10,772	12,020
Total liabilities and stockholders’ equity	$24,539	$25,489

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net sales	$6,950	$6,474	$14,989	$13,566
Cost of sales	5,173	4,533	10,953	9,674
Gross profit	1,777	1,941	4,036	3,892

Operating expenses:
Selling, general and administrative	2,490	2,566	5,163	5,099
Engineering and product development	439	402	872	925
Total operating expenses	2,929	2,968	6,035	6,024
Loss from operations	(1,152)	(1,027)	(1,999)	(2,132)

Other income (expense):
Interest income	12	32	24	47
Interest expense	(83)	(746)	(169)	(1,570)
Other, net	(4)	147	(57)	291
Total other expense, net	(75)	(567)	(202)	(1,232)

Loss before income taxes	(1,227)	(1,594)	(2,201)	(3,364)
Income tax benefit	(43)	(303)	(58)	(439)
Loss from continuing operations	(1,184)	(1,291)	(2,143)	(2,925)
Discontinued operations:
Income from discontinued operations	416	975	416	1,887
Tax provision on discontinued operations	111	479	111	709
Income from discontinued operations	305	496	305	1,178

Net loss	$(879)	$(795)	$(1,838)	$(1,747)

Weighted average shares outstanding
Basic	10,667	10,213	10,667	10,213
Diluted	10,667	10,213	10,667	10,213

Loss (earnings) per share:
Basic
Continuing operations	$(0.11)	$(0.13)	$(0.20)	$(0.29)
Discontinued operations	$0.03	$0.05	$0.03	$0.12
Net loss	$(0.08)	$(0.08)	$(0.17)	$(0.17)
Diluted
Continuing operations	$(0.11)	$(0.13)	$(0.20)	$(0.29)
Discontinued operations	$0.03	$0.05	$0.03	$0.12
Net loss	$(0.08)	$(0.08)	$(0.17)	$(0.17)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance at December 31, 2010	10,667	$128	$44,068	$(30,007)	$(2,169)	$12,020
Stock-based compensation	—	—	65	—	—	65
Net loss and comprehensive loss	—	—	—	(1,838)	525	(1,313)
Balance at June 30, 2011	10,667	$128	$44,133	$(31,845)	$(1,644)	$10,772

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,838)	$(1,747)
Adjustments to arrive at net loss from continuing operations	(305)	(1,178)
Net loss from continuing operations	(2,143)	(2,925)
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	205	227
Provision for doubtful accounts	21	11
Provision for warranty reserve	61	32
Deferred taxes	—	20
Loss on sale of assets	—	14
Amortization of deferred issuance costs	—	316
Amortization of debt (premium) discount	(37)	290
Stock-based expense	65	74
Change in fair value of common stock warrant	—	(75)
Changes in assets and liabilities:
Accounts receivable	587	1,837
Inventories	(1,266)	829
Prepaid and other assets	655	(197)
Accounts payable and accrued expenses	(101)	(599)
Operating cash flow used in continuing operations	(1,953)	(146)
Operating cash flow provided by discontinued operations	305	815
Net cash (used in) provided by operating activities	(1,648)	669

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(31)	(33)
Investing cash flow used in continuing operations	(31)	(33)
Investing cash flow provided by discontinued operations including proceeds from sale of subsidiary operations, net of cash	—	830
Net cash (used in) provided by investing activities	(31)	797

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from lines of credit	9,670	22,070
Repayments of lines of credit	(9,330)	(23,670)
Repayments of long-term debt	(101)	(874)
Payments of notes to stockholders	—	(169)
Financing cash flow provided by (used in) continuing operations	239	(2,643)
Financing cash flow used in discontinued operations	—	(80)
Net cash provided by (used in) financing activities	239	(2,723)
Effect of exchange rate changes on cash	493	(751)
Net decrease in cash and cash equivalents	(947)	(2,008)
Cash and cash equivalents at beginning of period	3,742	3,995
Cash and cash equivalents at end of period	$2,795	$1,987

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of equipment through capital lease	$112	$—

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and therefore do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the U.S. (“GAAP”).  The year-end balance sheet was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.  The unaudited condensed consolidated financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of June 30, 2011 and the results of operations and cash flows for the related interim periods ended June 30, 2011 and 2010. However, these results are not necessarily indicative of results for any other interim period or for the year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2010 as filed with the SEC.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net loss	$(879)	$(795)	$(1,838)	$(1,747)
Other comprehensive income (loss):
Foreign currency translation adjustment	113	(32)	525	(1,031)
Comprehensive loss	$(766)	$(827)	$(1,313)	$(2,778)

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

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Loss Per Share from Continuing Operations

Basic loss per share from continuing operations is computed by dividing net loss from continuing operations by the weighted average common shares outstanding during a period.  Diluted loss per share from continuing operations is based on the treasury stock method and includes the dilutive effect of stock options and warrants outstanding during the period.  Common share equivalents have been excluded where their inclusion would be anti-dilutive.  As a result of the losses from continuing operations incurred by the Company for the six months ended June 30, 2011 and 2010, the potentially dilutive common shares have been excluded from the loss per share computation because their inclusion would have been anti-dilutive.  The following table illustrates the computation of basic and diluted loss per share from continuing operations (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

NUMERATOR:
Net loss	$(879)	$(795)	$(1,838)	$(1,747)
Less: income from discontinued operations	305	496	305	1,178
Net loss from continuing operations	$(1,184)	$(1,291)	$(2,143)	$(2,925)

DENOMINATOR:
Basic weighted average common shares outstanding	10,667	10,213	10,667	10,213
Diluted weighted average common shares outstanding	10,667	10,213	10,667	10,213

Basic and diluted loss per share from continuing operations	$(0.11)	$(0.13)	$(0.20)	$(0.29)

The following table shows the common stock equivalents that were outstanding as of June 30, 2011 and 2010, but were not included in the computation of diluted earnings per share because the options’ or warrants’ exercise price was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive:

		Range of
	Number of	Exercise Price
	Shares	Per Share

Anti-dilutive common stock options:
As of June 30, 2011	586,000	$1.31 – $7.50
As of June 30, 2010	674,000	$1.31 – $7.50

Anti-dilutive common stock warrants:
As of June 30, 2011	8,000	$4.31
As of June 30, 2010	784,000	$1.80 – $4.31

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

Revenue Recognition.  In April 2010, the FASB issued an update to existing guidance on revenue recognition, which establishes a revenue recognition model for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone.  The scope of the guidance is limited to research or development arrangements and requires an entity to record the milestone payment in its entirety in the period received if the milestone meets all the necessary criteria to be considered substantive.  However, entities would not be precluded from making an accounting policy election to apply another appropriate accounting policy that results in the deferral of some portion of the arrangement consideration.  The guidance was effective for fiscal years, and interim periods within those fiscal years, beginning on or after June 15, 2010. The Company adopted this update and the guidance did not have a material effect on the Company’s condensed consolidated financial statements.

Issued, but not adopted

Fair Value Measurements.  In May 2011, the FASB issued an amendment to existing guidance on fair value measurements and related disclosures.  This update clarifies the existing guidance and amends the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with prospective application required.  The Company does not expect this update to have a material effect on the Company’s consolidated financial statements.

Comprehensive Income.  In June 2011, the FASB issued an update to existing guidance on the presentation of comprehensive income.  This update requires entities to present items of net income and other comprehensive income either in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements of net income and other comprehensive income.  This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with retrospective application required.

NOTE 2 — LIQUIDITY

The Company reported a net loss from continuing operations for the three and six months ended June 30, 2011 of approximately $1.2 million and $2.1 million, respectively, and a loss from continuing operations for the three and six months ended June 30, 2010 of approximately $1.3 million and $2.9 million, respectively.  The Company reported working capital of $8.5 million at June 30, 2011.  In combination with forecasted cash flows from operations and existing financing arrangements, the Company believes it has sufficient funding to support its working capital requirements during the next 12 months and beyond.

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The ability of the Company to support its business plan is dependent upon its ability to achieve profitable operations, manage costs and satisfy long-term debt service obligations, which will begin in the first quarter of 2012. Management believes the Company is positioned to achieve profitability in the near future, manage costs through active and ongoing cost management processes and satisfy its debt service obligations.  However, if it is unable to do so, the Company may be required to sell additional assets or stock, complete a recapitalization, or consummate a merger transaction in order to continue operations.

To address these potential financing needs, the Company may need to explore a revised debt structure with its existing lenders; additional or new financing with another lender or lenders; expedite the sale of additional assets to generate cash; complete a recapitalization of the Company, or consummate a merger or other transaction.  Successfully executing these strategies is uncertain and there are many short term and long term risks associated with attempting to execute each of these initiatives.   Failure to meet the Company’s financing requirements, if and when needed, would have an adverse effect on the Company’s operations and/or ability to do business after that date or could restrict its growth, limit the development of new products, hinder its ability to fulfill existing or future orders or negatively affect its ability to secure new customers or product orders.

NOTE 3 — DISCONTINUED OPERATIONS

RO Associates

On March 22, 2010, EEC, a wholly-owned subsidiary of the Company, entered into and consummated the closing under an asset purchase agreement by and among Astrodyne Corporation (“Astrodyne”), RO, and EEC dated March 22, 2010 (the “RO Purchase Agreement”), pursuant to which Astrodyne purchased substantially all of the assets, properties, and business as a going concern of RO.  Such sale and transfer of assets pursuant to the RO Purchase Agreement was deemed to be a disposition of an insignificant amount of assets by the Company and EEC.  RO retained certain rights, as fully described in the RO Purchase Agreement, including certain records, rights to benefits plans and insurance policies and proceeds, and certain assets.

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

The ACC Transaction consisted of an aggregate purchase price of $20 million in cash (the “Purchase Price”).  An amount equal to $0.8 million was placed in a 12-month escrow account pursuant to an agreement between Aeroflex and EEC to satisfy any indemnification claims.  Following the 12-month escrow period, any unused funds in the account will be returned to the Company and will be recorded as a purchase price adjustment and a gain from the sale of discontinued operations.  In addition, the following amounts were satisfied out of the Purchase Price:  (i) $10.6 million to the Company’s senior lender, GVEC Resource IV Inc., an affiliate of Private Equity Management Group (“PEM”), representing the aggregate amount of the indebtedness owed by EEC to PEM, which was satisfied by payment of $9.6 million in cash and by delivering a two-year, interest bearing note in the amount of $1 million described herein, and (ii) $3.1 million in cash and a $2.8 million, three-year, interest bearing note, both in satisfaction of the deferred purchase price and contingent payments owed by EEC to certain of ACC’s previous shareholders, Charles S. Brand, Thomas P.M. Couse, Joanne Couse and Michael Gaffney (collectively, the “Former Shareholders”), as further described in Note 10.  The Purchase Price was also adjusted by $0.8 million based on the estimated level of adjusted net working capital of ACC at the closing of the Transaction, subject to final determination pursuant to the procedures set forth in the Purchase Agreement.

In April 2011, the Company negotiated a settlement associated with the level of adjusted net working capital of the ACC Operations as of the closing date of the ACC Transaction.  At December 31, 2010, the estimated additional net working capital adjustment was $0.4 million, which was accrued and recorded as an additional purchase price adjustment.   The Company and Aeroflex agreed that the Company would satisfy the net working capital obligation through the release of $0.6 million of funds held in escrow from the date of the ACC Transaction.  As a result of the settlement associated with the level of adjusted net working capital of the ACC Operations and the release of funds held in escrow, the Company recorded an additional gain on the sale of ACC of $0.3 million (net of $0.1 million of income taxes), which is included in discontinued operations in the accompanying consolidated condensed statement of operations.

In connection with the ACC Transaction, the Company incurred approximately $1.4 million in closing costs, including legal, accounting and investment advisory fees.  The Company does not expect to incur any additional costs associated with this transaction, except for any potential claim on the remaining escrow before the indemnification period ends on September 30, 2011.  The Company recognized a gain on the ACC Transaction of approximately $0.9 million.

The Company has classified the ACC Operations, which was a component of its electronic devices segment, as discontinued operations in the accompanying unaudited consolidated financial statements for all periods presented.

The following table summarizes those components of the statements of operations, which have been classified as discontinued operations and are associated with the electronic devices segment, for the three and six months ended June 30, 2010 (in thousands, except per share amounts):

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended			Six Months Ended
	June 30, 2010			June 30, 2010
	RO	ACC		RO	ACC
	Operations	Operations	Total	Operations	Operations	Total

Net Sales	$—	$5,488	$5,488	$442	$10,698	$11,140

Income (loss) from operations	$(29)	$1,108	$1,079	$182	$2,366	$2,548

Other income (expense)	1	(104)	(103)	1	(212)	(211)
Loss on sale	(1)	—	(1)	(451)	—	(451)
Provision for income taxes	—	479	479	—	709	709
Net (loss) income	$(29)	$525	$496	$(268)	$1,445	$1,177

(Loss) earnings per share:
Basic	$(0.00)	$0.05	$0.05	$(0.03)	$0.14	$0.12
Diluted	$(0.00)	$0.05	$0.05	$(0.03)	$0.14	$0.12

Weighted average shares outstanding:
Basic	10,213	10,213	10,213	10,213	10,213	10,213
Diluted	10,213	10,213	10,213	10,213	10,213	10,213

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

Total stock-based compensation expense included in wages, salaries and related costs was $33,000 for the three months ended June 30, 2011 and $38,000 for the three months ended June 30, 2010.  Total stock-based compensation expense included in wages, salaries and related costs was $65,000 for the six months ended June 30, 2011 and $74,000 for the six months ended June 30, 2010.  These compensation expenses were charged to selling, general and administrative expenses. As of June 30, 2011, the Company had $30,000 of total unrecognized compensation expense related to stock option grants, which will be recognized over the remaining weighted average period of one year.

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 — INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010

Raw materials	$4,028	$4,683
Work-in-process	1,979	1,499
Finished goods	2,706	1,386
Total inventories	$8,713	$7,568

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

During the first quarter of 2010, the Company sold its RO Operations and during the third quarter of 2010, the Company sold its ACC Operations (see Note 3), all of which were part of its electronic devices segment.  These transactions resulted in differences in the basis of segmentation from the amounts disclosed in the Company’s unaudited condensed consolidated financial statements included in its quarterly report on Form 10-Q for the quarter ended June 30, 2010.  In this report, the RO Operations and ACC Operations are reported as discontinued operations and are excluded from the electronics devices segment.

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Selected financial data for each of the Company’s operating segments reconciled to the consolidated totals is shown below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales
Electronic devices	$4,705	$3,958	$9,327	$8,396
Communications equipment	2,245	2,516	5,662	5,170
Total net sales	$6,950	$6,474	$14,989	$13,566

Operating income (loss)
Electronic devices	$294	$211	$486	$688
Communications equipment	(549)	(213)	(570)	(692)
Corporate and other	(897)	(1,025)	(1,915)	(2,128)
Total operating loss	$(1,152)	$(1,027)	$(1,999)	$(2,132)

	June 30,	December 31,
	2011	2010
Total assets
Electronic devices	$15,411	$13,848
Communications equipment	7,818	8,781
Corporate and other	1,310	2,860
Total assets	$24,539	$25,489

NOTE 7 — GOODWILL

The following table reflects changes in our goodwill balances for the six months ended June 30, 2011 (in thousands):

Electronic
Devices

Balance at December 31, 2010	$4,931
Foreign currency translation	184
Balance at June 30, 2011	$5,115

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 — INCOME TAXES

The effective tax rate for the three and six month periods ended June 30, 2011 was different than the 34% U.S. statutory rate primarily because the Company’s foreign entities generate a tax obligation and related tax expense as a result of their net income, which cannot be offset by U.S. tax loss carry forwards.

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

As of June 30, 2011, the Company had not recorded any net unrecognized tax benefits.  The Company currently has no open matters with tax authorities nor is it engaged in an examination by any tax authority.  The Company recognizes interest and penalties related to uncertain tax positions in interest expense and selling, general and administrative expense, respectively, in the condensed consolidated statements of operations and comprehensive income. No interest or penalties were recognized during the first six months of 2011. As of June 30, 2011, the Company had nothing accrued for interest and penalties.

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

NOTE 9 — FINANCING ARRANGEMENTS

On August 31, 2010, two of the Company’s UK subsidiaries, Pascall Electronics Limited (“Pascall”) and XCEL Power Systems, Ltd. (“XCEL”), each entered into a Receivables Finance Agreement with Lloyds TSB Commercial Finance (“Lloyds”) (each, a “Receivables Finance Agreement” and, collectively, the “Receivables Finance Agreements”), pursuant to which Lloyds agreed to provide Pascall and XCEL a credit facility to support their UK operations in the aggregate principal amount of £2,75 million ($4.3 million based on the exchange rate on September 30, 2010), in each case at an advance rate of 88%, a discount charge of 2.5% above the base rate, and a service fee of 0.2%.  The Receivables Finance Agreement between Pascall and Lloyds is secured by the All Assets Debenture, dated August 31, 2010, Given by Pascall Electronics Limited in favor of Lloyds TSB Commercial Finance Limited (the “Pascall Debenture”) and the Receivables Finance Agreement between XCEL and Lloyds is secured by the All Assets Debenture, dated August 31, 2010, Given by XCEL Power Systems Limited in favor of Lloyds TSB Commercial Finance Limited (the “XCEL Debenture”).  The Receivables Finance Agreements bear interest at the base rate plus 2.5% on the outstanding balance and is paid monthly.  As of June 30, 2011, outstanding borrowings under the Receivable Finance Agreements were $0.6 million.

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

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The CIC Agreement bears interest at the three month EURIBOR plus 1.4%.  As of June 30, 2011, CXR AJ had $0.2 million of outstanding borrowings under the CIC Agreement.

On November 15, 2010, CXR Larus and Bridge Bank, National Association (“Bridge Bank”) executed a Business Financing Agreement dated as of October 22, 2010 (the “Business Financing Agreement”) pursuant to which Bridge Bank agreed to provide to CXR Larus up to $800,000 of advance on trade accounts receivable at an advance rate of 80% with interest at the Prime Rate plus 3.25%.  To secure Bridge Bank’s obligations, CXR Larus granted Bridge Bank a continuing security interest in certain collateral.  The Company has guaranteed the obligations of CXR Larus under the Business Financing Agreement pursuant to a Guaranty dated as of October 22, 2010, effective November 15, 2010.  As of June 30, 2011, CXR Larus had no outstanding borrowings under the Business Financing Agreement.

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

Cash, accounts receivable, accounts payable and accrued expenses reflected in the unaudited condensed consolidated balance sheets are a reasonable estimate of their fair value due to the short term nature of these instruments.  The carrying value of the Company’s borrowings is a reasonable estimate of its fair value as borrowings under the Company’s financing arrangements have variable rates that reflect currently available terms and conditions for similar debt.  As of June 30, 2011, the Company did not have any financial assets and liabilities measured at fair value on a recurring basis that would be subject to the disclosure provisions of FASB guidance noted above.

EMRISE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Subsequent to the fire, the Company recorded an impairment for the component parts inventory destroyed by the fire of €0.8 million (approximately $1.1 million).  As the CXR AJ insurance policy covers this inventory amount and the insurance company has confirmed that this inventory is covered under at least net value, the Company recorded a receivable for the same amount as the impairment loss.  The insurance company provided an advance of funds in December 2010 for €0.5 million (approximately $0.7 million using the average December 2010 exchange rate) and an additional advance of funds in April 2011 for €0.4 million, both of which were applied towards replacement of the component parts that were destroyed by the fire.  The advances received from the insurance company in December 2010 and April 2011 were applied to the receivable.  We continue to work with our local insurance company to finalize valuation and settlement of our claims related to inventory replacement, business interruption and building construction.

NOTE 12 — SUBSEQUENT EVENTS

CXR AJ Short-term Financing

In July 2011, CXR AJ negotiated a short-term financing arrangement with CIC Bank West (“Order Financing”) allowing for the advancement of funds in the maximum amount of €750,000 on a certain pre-approved customer order in order to facilitate the production and subsequent shipment of such orders.  This financing arrangement has a term of no less than 10 days and no more than 93 days and is collateralized by the accounts receivable associated with that specific order.  Interest is calculated based upon the 3 month Euribor rate plus 2.694% and is due at the end of the term along with the full principal.  The Order Financing will be effective once CXR AJ makes its request for advance on the arrangement.

Lloyds TSB Bank Term Loan

On August 2, 2011, EMRISE Electronics Limited (“EEL”), a wholly-owned subsidiary of EMRISE Corporation, entered into a term loan with Lloyds TSB Bank plc (“Lloyds Bank”) in the amount of £750,000 (“Lloyds Term Loan”).  The Lloyds Term Loan bears interest at a fixed rate of the aggregate of 4.75% per annum and the rate quoted by the Lloyds Bank Wholesale Markets division at or about the time of borrowing.  Principal and interest are payable monthly over 60 months commencing 1 month after the date of borrowing.  The loan is subject to a financial covenant requiring a minimum net worth at EEL from and after December 31, 2011 of not less than £4,200,000 and shall increase annually by not less than £200,000.  The Lloyds Term Loan is characterized as a refinancing of existing indebtedness to cover a cash account overdraft existing at EEL.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q. The information contained in this report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-Q and in our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2010 and Current Reports on Form 8-K, which discuss our business in greater detail.  This report and the following discussion contain forward-looking statements, which generally include the plans, objectives and expectations of management for future operations, including plans, objectives and expectations relating to our future economic performance and our current beliefs regarding revenues we might generate and profits we might earn if we are successful in implementing our business and growth strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

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

•                  the projected growth or contraction in the electronic devices and communications equipment markets in which we operate, including military and defense spending across the globe;

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

•                  our ability to deliver against our existing or future book of shippable orders (backlog);

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

Business Description

We design, manufacture and market proprietary electronic devices and communications equipment for aerospace, defense, industrial, and communications applications. We have operations in the U.S., England, and France.  We organize our business in two operating segments: electronic devices and communications equipment. In the first six months of 2011, our electronic devices segment contributed approximately 62% of overall net sales while the communications segment contributed approximately 38% of overall net sales. Our subsidiaries within our electronic devices segment design, develop, manufacture and market power supplies, radio frequency, or RF, and microwave devices for defense, aerospace and industrial markets.  Our subsidiaries within our communications equipment segment design develop, manufacture and market network access equipment, including network timing and synchronization products, for communications applications in public and private networks, defense and industrial markets, including utilities and transportation.

Within our electronic devices segment, we produce a range of power systems and RF and microwave devices.  This segment is primarily “project” driven, with the majority of revenues being derived from custom products with long life cycles and high barriers to entry.  The majority of manufacturing and testing is performed in-house or through sub-contract manufacturers.  Our electronic devices are used in a wide range of military airborne, seaborne and land-based systems, and in-flight entertainment systems, including next generation in-flight entertainment and connectivity, or IFE&C, systems, such as applications for mobile phone, e-mail and internet communications and real time, on-board satellite and broadcast TV, which are being installed in new commercial aircraft as well as being retrofitted into existing commercial aircraft.

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

Foreign Currency Translation

We have foreign subsidiaries that together accounted for approximately 86.0% of our net revenues, 78.7% of our total assets and 61.1% of our total liabilities as of and for the six months ended June 30, 2011.  In preparing our consolidated financial statements, we are required to translate the financial statements of our foreign subsidiaries from the functional currencies in which they keep their accounting records into U.S. dollars. This process results in exchange gains and losses which, under relevant accounting guidance, are included either within our statement of operations under the caption “other income (expense)” or as a separate part of our net equity under the caption “accumulated other comprehensive income (loss).”  We evaluate the impact of currency fluctuations on a periodic basis and may, in the future, participate in currency hedging activities if the need arises.

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

Based on our assessment of the factors discussed above, we consider the functional currency of each of our international subsidiaries to be each subsidiary’s local currency. Accordingly, we had cumulative translation losses of $1.6 million that were included as part of accumulated other comprehensive loss within our balance sheet at June 30, 2011. During the three and six months ended June 30, 2011, we included translation gains of $0.1 million and $0.5 million, respectively, under accumulated other comprehensive income.

The magnitude of these gains or losses depends upon movements in the exchange rates of the foreign currencies in which we transact business as compared to the value of the U.S. dollar. During the first half of 2011, these currencies included the euro and the British pound sterling. Any future translation gains or losses could be significantly higher or lower than those we recorded for this period.

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

If forecasts are not met, we may have to record additional impairment charges not previously recognized. In assessing the recoverability of our goodwill and other intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of those respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets that were not previously recorded.  If that were the case, we would have to record an expense in order to reduce the carrying value of our goodwill.  Under the Codification guidance for Goodwill and Other Intangible Assets, we are required to analyze our goodwill for impairment issues at least annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  We performed our annual impairment test for goodwill at our electronic devices reporting unit as of December 31, 2010.  In performing the valuation, we used cash flows that reflected management’s forecasts and discount rates that reflected the risks associated with the current market.  We considered the results of an income approach and a market approach in determining the fair value of the reporting units.  For the income approach we assumed growth at 4.0% as a result of expected shipments on existing contracts and future opportunities.  We discounted the projected cash flows at 15% to determine the fair value for the electronic devices reporting unit.  For the market approach, we used the guideline public company method, under which the fair value of a business is estimated by comparing the subject company to similar companies with publicly traded ownership interests. From these “guideline” companies, valuation multiples are derived and then applied to the appropriate operating statistics of the subject company to arrive at indications of value.

At June 30, 2011, our reported goodwill totaled $5.1 million, all of which belonged to the electronic devices reporting unit.

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

Overall net sales from continuing operations increased 7% in the second quarter of 2011 compared to the second quarter of 2010 and 10% in the first half of 2011 compared to the first half of 2010.  We began 2011 with a significant backlog.  For a significant portion of our business, customers issue binding purchase orders or enter into binding agreements for the products to be produced and shipped over time in the future.  Our “backlog” represents these orders and provides a partial view into potential shipments and revenues.  The strength of our backlog supported the increase in 2011 compared to 2010, which was the result of higher sales volumes of electronic devices during the second quarter and higher sales volumes of communication equipment from our French subsidiary in the first quarter of 2011.

Overall gross profit, as a percentage of sales (“gross margin”), decreased to 25.6% in the second quarter of 2011 from 30.0% in the second quarter of 2010.  Gross margin decreased to 26.9% in the first half of 2011 from 28.7% in the first half of 2010.  The majority of the decrease is the result of fluctuations in product mix and lower overhead absorption levels due to lower sales at one of our electronic devices business units and our U.S. communications equipment business unit.

While we experienced year-over-year improvements on the sales line, we incurred a larger loss in the second quarter of 2011 than initial expectations, primarily driven by lower gross margins.  Selling, general and administrative expenses are in-line with our expectations.  As a result of the loss of a large order during the second quarter of 2011, the majority of which was expected to ship in the third quarter of 2011, we expect to experience a loss in the third quarter of 2011, but expect profitability during the fourth quarter of 2011 as we ship a large portion of our existing book of orders in our electronic devices segment.

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

Comparison of the Three Months Ended June 30, 2011 to the Three Months Ended June 30, 2010

Net Sales

	Three Months Ended		Variance
	June 30,		Favorable (Unfavorable)
(in thousands)	2011	2010	Dollar	Percent

Electronic devices	$4,705	$3,958	$747	18.9%
as % of net sales from continuing operations	67.7%	61.1%
Communications equipment	2,245	2,516	(271)	(10.8)%
as % of net sales from continuing operations	32.3%	38.9%
Total net sales from continuing operations	6,950	6,474	476	7.4%

Electronic Devices Segment

The increase in net sales within our electronic devices segment is the result of higher volumes of sales for aerospace power supplies and, to a lesser extent, RF devices. A significant portion of our business at our electronic devices subsidiaries is transacted in U.S. dollars and was positively impacted by exchange rate fluctuations as the subsidiary’s local currency is the British pound sterling.  The translation impact of exchange rates remains an uncertainty and could negatively or positively impact our overall results in future periods.

Third quarter 2011 sales are expected to be lower than estimated as a result of a recently announced cancellation of a two-part, $1.2 million order for products to be used in an international military program, $1.0 million of which was to be shipped in the third quarter of 2011.  However, despite this cancellation, we expect third quarter 2011 sales to be significantly higher than both second quarter 2011 and third quarter 2010 as we begin shipping larger orders currently in our existing backlog.

Communications Equipment Segment

The decrease in net sales within our communications equipment segment in the second quarter of 2011 compared to 2010 was due to lower sales volumes at both communications equipment subsidiaries.  The lower sales volumes were partially due to timing of the receipt of orders, the political climate in North Africa and a decline in infrastructure spending in the U.S. These lower sales levels were partially offset by the positive impact of exchange rate fluctuations between the U.S. dollar and the euro.

We expect sales volumes in the third quarter to be higher than those in the second quarter of 2011 as a result of the planned shipment of a large order received in the second quarter at our French subsidiary.  However, the translation impact of exchange rates between the U.S. dollar and the euro remain an uncertainty, particularly in light of the current European Union climate, and could negatively impact our overall results in future periods.

Gross Profit

Electronic Devices Segment

	Three Months Ended		Variance
	June 30,		Favorable (Unfavorable)
(in thousands)	2011	2010	Dollar	Percent

Electronic devices	$1,071	$978	$93	9.5%
as % of net sales from continuing operations	22.8%	24.7%
Communications equipment	706	963	(257)	(26.7)%
as % of net sales from continuing operations	31.4%	38.3%
Total gross profit from continuing operations	1,777	1,941	(164)	(8.4)%
Total gross margin from continuing operations	25.6%	30.0%

The decrease in gross margin, for our electronic devices segment from 24.7% in the second quarter of 2010 to 22.8% in the second quarter of 2011 is primarily due to poor absorption of fixed costs at one of our business units due to the low sales volumes, together with variations in product mix to a lower ratio of military sales and higher ratio of sales to commercial markets.

Third quarter gross margin is expected to be lower than originally estimated as a result of the $1.2 million in sales order cancellation previously discussed, which will reduce the overhead absorption rate from our previous estimates.  However, we expect gross margin to improve slightly in the fourth quarter of 2011 as we begin shipping larger orders currently in our existing backlog.

Communications Equipment Segment

The decrease in gross profit, as a percentage of sales, for our communications equipment segment from 38.3% in the second quarter of 2010 to 31.4% in the second quarter of 2011 is primarily due to lower sales volumes resulting in a large under absorption of fixed overhead costs.

We expect that gross profit, as a percentage of sales, for the third quarter of 2011 will be higher than the second quarter of 2011 as a result of an expected increase in sales volumes and the resulting positive impact that will have on fixed overhead costs.

Operating Expenses

Selling, general and administrative expenses

	Three Months Ended		Variance
	June 30,		Favorable (Unfavorable)
(in thousands)	2011	2010	Dollar	Percent

Selling, general and administrative	$2,490	$2,566	$76	3.0%
as % of net sales from continuing operations	35.8%	39.6%
Engineering and product development	439	402	(37)	(9.2)%
as % of net sales from continuing operations	6.3%	6.2%
Total operating expenses from continuing operations	2,929	2,968	39	1.3%

Selling, general and administrative (SG&A) expenses for the second quarter of 2011 remained relatively consistent with those of the same period in 2010.  SG&A, as a percentage of sales, improved slightly as a result of a headcount reduction in one of our UK operations.  We expect SG&A expenses, as a percentage of sales, in each 2011 subsequent quarter to remain at lower levels than the corresponding previous year period, contributing to the expected profitability in the fourth quarter of 2011.

Engineering and product development

Engineering and product development costs remained relatively consistent in the second quarter of 2011 compared to the second quarter of 2010.

We expect quarterly engineering and product development costs for the remaining quarters of 2011 to remain consistent with those experienced in the second quarter of 2011.

Interest expense

Interest expense was $0.1 million for the three months ended June 30, 2011 compared to $0.7 million for the three months ended June 30, 2010 due to significantly lower outstanding loan balances and the absence of debt discount and deferred financing costs amortization in the second quarter of 2011.  We expect quarterly interest expense for the last half of 2011 to be comparable with the prior year period, as a result of the repayment of debt from the proceeds of the ACC Transaction and lower interest rates on new financing arrangements, which took place in the third quarter of 2010.

Other income and expense

We recorded other expense of $4,000 in the second quarter of 2011 compared to $0.1 million of other income in the second quarter of 2010.  Other expense in the second quarter of 2011 consists primarily of short-term exchange rate gains and losses associated with the volatility of the U.S. dollar to the British pound sterling and euro on the current portion of certain assets and liabilities.  Other income in the 2010 period consisted primarily of (i) fair value adjustments on outstanding warrants held by our former primary lender and (ii) short-term exchange rate gains and losses.  In August 2010, we repurchased the outstanding warrants from our former primary lender associated with the fair value adjustment and, therefore, there will be no further fair value adjustments associated with these warrants.

Income tax benefit

Income tax benefit amounted to $0.1 million for the second quarter of 2011 compared to income tax benefit of $0.3 million for the second quarter of 2010.  The income tax benefit in the second quarter of 2011 and 2010 was related to the losses from continuing operations that we incurred during the quarter.

Loss from continuing operations

Loss from continuing operations was $1.2 million in the second quarter of 2011 compared to $1.3 million in the second quarter of 2010.  The improvement in loss from continuing operations in the second quarter of 2011 compared to the second quarter of 2010 was primarily related to significantly reduced interest expense of $0.7 million, of which approximately $0.3 million amortization of deferred financing costs and debt discount associated with our former credit facility.  The significant decrease in interest expense was partially offset by the absence of $0.3 million in positive fair value adjustments on outstanding warrants held by our previous lender (as described above) and a lower tax benefit in the second quarter of 2011 compared to the second quarter of 2010.

Income from discontinued operations

We reported income from discontinued operations of $0.3 million (net of tax of $0.1 million) during the second quarter of 2011 and income from discontinued operations of $0.5 million (net of tax of $0.5 million) during the second quarter of 2010.  In April 2011, we negotiated a settlement associated with the level of adjusted net working capital of the ACC Operations as of the closing date of the ACC Transaction.  At December 31, 2010, the estimated additional net working capital adjustment was $0.4 million, which was accrued and recorded as an additional purchase price adjustment.   The Company and Aeroflex agreed that we would satisfy the net working capital obligation through the release of $0.6 million of funds held in escrow from the date of the ACC Transaction.  As a result of the settlement associated with the level of adjusted net working capital of the ACC Operations and the release of funds held in escrow, we recorded an additional gain on the sale of ACC of $0.3 million (net of $0.1 million of income taxes), which is included in discontinued operations in the accompanying consolidated condensed statement of operations.  The income from discontinued operations in the second quarter of 2010 related to income earned from the ACC Operations.

Net loss

We reported a net loss of $0.9 million in the second quarter of 2011 compared to $0.8 million in the second quarter of 2010.  Contributing to the net loss in the second quarter of 2011 were lower gross profit levels and the absence of gains of $0.3 million from the valuation of warrants that were present in the second quarter of 2010, but were not present in the second quarter of 2011 as a result of the repurchase of those warrants, substantially offset by a significant reduction of interest expense.  We expect to experience a loss in the third quarter of 2011, albeit, smaller than losses experienced in previous periods and the prior year third quarter.

Comparison of the Six Months Ended June 30, 2011 to the Six Months Ended June 30, 2010

Net Sales

	Six Months Ended		Variance
	June 30,		Favorable (Unfavorable)
(in thousands)	2011	2010	Dollar	Percent

Electronic devices	$9,327	$8,396	$931	11.1%
as % of net sales from continuing operations	62.2%	61.9%
Communications equipment	5,662	5,170	492	9.5%
as % of net sales from continuing operations	37.8%	38.1%
Total net sales from continuing operations	14,989	13,566	1,423	10.5%

Electronic Devices Segment

The increase in net sales within our electronic devices segment for the first half of 2011 compared to the first half of 2010 is the result of higher sales volumes in the second quarter as we have begun to ship orders from our existing book of shippable orders (backlog).  Additionally, a significant portion of our business at our electronic devices subsidiaries is transacted in U.S. dollars and was positively impacted by exchange rate fluctuations as the subsidiary’s local currency is the British pound sterling.  The translation impact of exchange rates remains an uncertainty and could negatively or positively impact our overall results in future periods.

Communications Equipment Segment

The increase in net sales within our communications equipment segment in the first half of 2011 compared to 2010 was due to increased sales at our French subsidiary, as they shipped a large portion of their backlog during the first quarter of 2011.  This increase was partially offset by a slight decrease in sales volumes at our U.S. subsidiary.

Gross Profit

	Six Months Ended		Variance
	June 30,		Favorable (Unfavorable)
(in thousands)	2011	2010	Dollar	Percent

Electronic devices	$2,086	$2,081	$5	0.2%
as % of net sales from continuing operations	22.4%	24.8%
Communications equipment	1,950	1,811	139	7.7%
as % of net sales from continuing operations	34.4%	35.0%
Total gross profit from continuing operations	4,036	3,892	144	3.7%
Total gross margin from continuing operations	26.9%	28.7%

Electronic Devices Segment

The decrease in gross margin, for our electronic devices segment from 24.8% in the first half of 2010 to 22.4% in the first half of 2011 is primarily due to poor absorption of fixed costs at one of our business units due to low sales volumes and variations in product mix to a lower ratio of military sales and higher ratio of sales to commercial markets with slightly higher levels of lower margin In-Flight Entertainment & Connectivity (IFE&C) products than in the first half of 2011.

Communications Equipment Segment

The slight decrease in gross margin for our communications equipment segment from 35.0% in the second quarter of 2010 to 34.4% in the second quarter of 2011 is primarily due to lower sales volumes resulting in under absorption of fixed overhead costs, which was partially offset by higher levels of third-party inventory purchased by our French subsidiary in U.S. dollars in the first quarter of 2011, resulting in a favorable exchange rate impact as the local currency is the euro.

Operating Expenses

	Six Months Ended		Variance
	June 30,		Favorable (Unfavorable)
(in thousands)	2011	2010	Dollar	Percent

Selling, general and administrative	$5,163	$5,099	$(64)	(1.3)%
as % of net sales from continuing operations	34.4%	37.6%
Engineering and product development	872	925	53	5.7%
as % of net sales from continuing operations	5.8%	6.8%
Total operating expenses from continuing operations	6,035	6,024	(11)	(0.2)%

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses for the first half of 2011 remained relatively consistent with those of the same period in 2010.  The increase was primarily associated with sales commissions within our communications equipment business related to the increased sales in the first quarter of 2011.  SG&A, as a percentage of sales, improved from 37.6% in the first half of 2010 to 34.4% in the first half of 2011 as we continue to focus on containing costs in proportion to our operational needs.

Engineering and product development

The decrease in engineering and product development costs is primarily due to a shift in our U.S. communications equipment subsidiary engineering projects from general product development to customer specific engineering, which is accounted for as a cost of the product.

Interest expense

Interest expense was $0.2 million for the six months ended June 30, 2011 compared to $1.6 million for the six months ended June 30, 2010 due to significantly lower outstanding loan balances and the absence of debt discount and deferred financing costs amortization in the first half of 2011 as a result of the repayment of debt.

Other income and expense

We recorded other expense of $57,000 in the first half of 2011 compared to $0.3 million of other income in the first half of 2010.  Other expense in the first half of 2011 consists primarily of short-term exchange rate gains and losses associated with the volatility of the U.S. dollar to the British pound sterling and euro on the current portion of certain assets and liabilities.  Other income in the 2010 period consisted primarily of (i) fair value adjustments on outstanding warrants to our previous lender and (ii) short-term exchange rate gains and losses.  In August 2010, we repurchased the outstanding warrants from our former primary lender associated with the fair value adjustment and, therefore, there will be no further fair value adjustments associated with these warrants.

Income tax benefit

Income tax benefit amounted to $0.1 million in the first half of 2011 compared to income tax benefit of $0.4 million in the first half of 2010.  The income tax benefit in both periods is primarily related to the losses from continuing operations that we incurred during the periods.

Loss from continuing operations

Loss from continuing operations was $2.1 million in the first half of 2011 compared to $2.9 million in the first half of 2010.  The improvement in loss from continuing operations in the first half of 2011 compared to the first half of 2010 was primarily related to significantly reduced interest expense and improved sales and gross profit.

Income from discontinued operations

We reported income from discontinued operations of $0.3 million (net of tax of $0.1 million) during the second quarter of 2011.  In April 2011, we negotiated a settlement associated with the level of adjusted net working capital of the ACC Operations as of the closing date of the ACC Transaction.  At December 31, 2010, the estimated additional net working capital adjustment was $0.4 million, which was accrued and recorded as an additional purchase price adjustment.   The Company and Aeroflex agreed that we would satisfy the net working capital obligation through the release of $0.6 million of funds held in escrow from the date of the ACC Transaction.  As a result of the settlement associated with the level of adjusted net working capital of the ACC Operations and the release of funds held in escrow, we recorded an additional gain on the sale of ACC of $0.3 million (net of $0.1 million of income taxes), which is included in discontinued operations in the accompanying consolidated condensed statement of operations..  We reported income from discontinued operations of $1.2 million (net of tax of $0.7 million) during the first half of 2010.  The income from discontinued operations in the first half of 2010 related to income earned from the RO Operations and the ACC Operations (offset by a loss on the sale of the RO Operations of $0.5 million).

Net loss

We reported a net loss of $1.8 million in the first half of 2011 and a net loss of $1.7 million in the first half of 2010.  Contributing to the net loss in the first half of 2011 were higher levels of general and administrative expenses associated with the timing of year-end audit activities and financial reporting requirements than are typically incurred during the remainder of the year.

Liquidity and Capital Resources

In making an assessment of our liquidity, we believe that the items in our financial statements that are most relevant to our ongoing operations are working capital, cash generated from operating activities and cash available from financing activities.  We also have a variety of financing arrangements to support working capital and other short and long-term debt.

Working Capital

We fund our daily cash flow requirements through funds provided by operations and through borrowings under our various financing arrangements.  Working capital was $8.5 million at June 30, 2011 as compared to $9.9 million at December 31, 2010.  The decrease in working capital was the result of higher levels of accounts payable and accrued expenses primarily related to increased inventory levels as we prepare for higher shipments of products in the second half of 2011.  At June 30, 2011 and December 31, 2010, we had accumulated deficits of $31.8 million and $30.0 million, respectively, and cash and cash equivalents of $2.8 million and $3.7 million, respectively.  The following is a discussion of the change in our cash and cash equivalents for the first half of 2011.

Net cash used in operating activities during the six months ended June 30, 2011 totaled $1.6 million.  The primary non-cash adjustment to our net loss for the first half of 2011 was $0.2 million of depreciation and amortization expense.  The primary uses of cash associated with operating activities during the first half of 2011 was an increase in inventories of $1.3 million in preparation for shipments of products in the second half of 2011.  The primary sources of cash associated with operating activities included a decrease in accounts receivable of $0.6 million due to collections on fourth quarter 2010 sales and a decrease in prepaid and other assets of $0.7 million due to collection of insurance proceeds associated with a 2010 fire at our French subsidiary.

Cash used in our investing activities during the second quarter of 2011 totaled $31,000.

Cash provided by financing activities during the second quarter of 2011 totaled $0.2 million and was primarily associated with changes in borrowings within our financing arrangements.

Backlog

Our backlog was $31.0 million as of June 30, 2011 as compared to $27.1 million as of December 31, 2010. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. As of June 30, 2011, approximately 90% of our backlog related to our electronic devices business, which tends to provide us with long lead-times for our manufacturing processes due to the custom nature of the products.  Approximately 10% of this backlog related to our communications equipment business, which tends to deliver standard or modified standard products from stock as orders are received. We believe that a significant portion of our current backlog will be shipped within the next 12 months.  However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

Debt and Financing Arrangements

At June 30, 2011, we had total debt obligations of $5.0 million.  Total debt includes $0.8 million outstanding related to subsidiary financing arrangements, a term loan to our former senior lender of $1.0 million (maturing August 31, 2012), capital lease obligations of $0.4 million and notes payable to the former ACC Shareholders (the “Former Shareholders”) of $2.8 million (maturing August 31, 2013), the current portion of which loans and obligations totaled $1.0 million.

Financing Arrangements

On August 31, 2010, two of our subsidiaries in England, Pascall Electronics Limited (“Pascall”) and XCEL Power Systems, Ltd. (“XCEL”), entered into a Receivables Finance Agreement with Lloyds TSB Commercial Finance (“Lloyds”) (each, a “Receivables Finance Agreement” and, collectively, the “Receivables Finance Agreements”), pursuant to which Lloyds agreed to provide Pascall and XCEL a credit facility to support their operations in the aggregate principal amount of £2,75 million ($4.4 million based on the exchange rate on June 30, 2011), in each case at an advance rate of 88%, a discount charge of 2.5% above the base rate, and a service fee of 0.2%.  The Receivables Finance Agreements bear interest at the base rate plus 2.5% on the outstanding balance and is paid monthly.  As of June 30, 2011, outstanding borrowings under the Receivables Finance Agreements were $0.6 million (based on the exchange rate on June 30, 2011).

On September 20, 2010, our French subsidiary, CXR Anderson Jacobson (“CXR AJ”) entered into a Factoring Agreement with FACTOCIC S.A., a subsidiary of CIC Group (“CIC”) (the “CIC Agreement”), pursuant to which CIC agreed to provide CXR AJ a financing arrangement to support its French operations in the aggregate principal amount of €1.35 million ($1.9 million based on the exchange rate on June 30, 2011) at an advance rate of 90% of presented trade receivables.

The CIC Agreement bears interest at the three month EURIBOR plus 1.4%.  As of June 30, 2011, CXR AJ had outstanding borrowings under the CIC Agreement of $0.2 million (based on the exchange rate on June 30, 2011).

In July 2011, CXR AJ negotiated a short-term financing arrangement with CIC Bank West (“Order Financing”) allowing for the advancement of funds in the maximum amount of €750,000 on a certain pre-approved customer order in order to facilitate the production and subsequent shipment of such orders.  This financing arrangement has a term of no less than 10 days and no more than 93 days and is collateralized by the accounts receivable associated with that specific order.  Interest is calculated based on the 3 month Euribor rate plus 2.694% and is due at the end of the term along with the full principal.  The Order Financing will be effective once CXR AJ makes its request for advance on the arrangement.

On November 15, 2010, CXR Larus Corporation (“CXR Larus”) and Bridge Bank, National Association (“Bridge Bank”) executed a Business Financing Agreement dated as of October 22, 2010 (the “Business Financing Agreement”) pursuant to which Bridge Bank agreed to provide to CXR Larus up to $800,000 of advance on trade accounts receivable at an advance rate of 80% with interest at the Prime Rate plus 3.25%.  As of June 30, 2011, CXR Larus had no outstanding borrowings under the Business Financing Agreement.

PEM Credit Agreement

EMRISE (including each of its direct subsidiaries), is a party to a Credit Agreement (“PEM Credit Agreement”), initially entered into in November 2007 and subsequently amended, with GVEC Resources IV, Inc., an affiliate of Private Equity Management Group (“PEM”), providing for a credit facility in the aggregate amount of $26 million.  As of June 30, 2011, we owed a total of $1.0 million under the terms of the PEM Credit Agreement.  All references to the PEM Credit Agreement herein refer to the PEM Credit Agreement as amended.

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

Former Shareholder Debt

The Former Shareholders’ subordinated secured contingent promissory notes, which EEC issued in May 2008 in connection with the acquisition of the ACC Operations and which were subsequently amended in November 2009, were amended by Amendment No. 2, effective August 31, 2010 (the “Amended Subordinated Contingent Notes”).  The Former Shareholders are individuals who owned ACC stock in 2008.  The Amended Subordinated Contingent Notes bear interest at the prime rate as reported in The Wall Street Journal plus 1% and mature on August 31, 2013 (the “Maturity Date”).  Interest is payable quarterly beginning October 1, 2010 through the Maturity Date.  No principal payments are due until October 1, 2012, when quarterly principal payments in the amount of $0.2 million will be paid with the outstanding principal balance due at the Maturity Date.  As of June 30, 2011, the Company had $2.8 million outstanding principal balance under the Amended Subordinated Contingent Notes.

Lloyds TSB Bank Term Loan

On August 2, 2011, EMRISE Electronics Limited (“EEL”), a wholly-owned subsidiary of EMRISE Corporation, entered into a term loan with Lloyds TSB Bank plc (“Lloyds Bank”) in the amount of £750,000 (“Lloyds Term Loan”).  The Lloyds Term Loan bears interest at a fixed rate of the aggregate of 4.75% per annum and the rate quoted by the Lloyds Bank Wholesale Markets division at or about the time of borrowing.  Principal and interest are payable monthly over 60 months commencing 1 month after the date of borrowing.  The loan is subject to a financial covenant requiring a minimum net worth at EEL from and after December 31, 2011 of not less than £4,200,000 and shall increase annually by not less than £200,000.  The Lloyds Term Loan is characterized as a refinancing of existing indebtedness to cover a cash account overdraft existing at EEL.

Liquidity

In combination with forecasted cash flows from operations and existing financing arrangements, we believe we have sufficient funding to support our working capital requirements during the next 12 months and beyond.

Our ability to support our business plan is dependent upon our ability to achieve profitable operations, manage costs and satisfy long-term debt service obligations, which will begin in the second quarter of 2012. Management believes we are positioned to achieve profitability in the near future, manage costs through active and ongoing cost management processes and satisfy our debt service obligations.  However, if we are unable to do so, we may be required to sell additional assets or stock, complete a recapitalization, or consummate a merger transaction in order to continue operations.

To address these potential financing needs, we may need to explore a revised debt structure with our existing lenders; additional or new financing with another lender or lenders; expedite the sale of additional assets to generate cash; complete a recapitalization, or consummate a merger or other transaction.  Successfully executing these strategies is uncertain and there are many short term and long term risks associated with attempting to execute each of these initiatives.   Failure to meet our financing requirements, if and when needed, would have an adverse effect on our operations and/or ability to do business after that date or could restrict our growth, limit the development of new products, hinder our ability to fulfill existing or future orders or negatively affect our ability to secure new customers or product orders.

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

Revenue Recognition.  In April 2010, the FASB issued an update to existing guidance on revenue recognition, which establishes a revenue recognition model for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone.  The scope of the guidance is limited to research or development arrangements and requires an entity to record the milestone payment in its entirety in the period received if the milestone meets all the necessary criteria to be considered substantive.  However, entities would not be precluded from making an accounting policy election to apply another appropriate accounting policy that results in the deferral of some portion of the arrangement consideration.  The guidance was effective for fiscal years, and interim periods within those fiscal years, beginning on or after June 15, 2010.  We adopted this update and the guidance did not have a material effect on our condensed consolidated financial statements.

Fair Value Measurements.  In May 2011, the FASB issued an amendment to existing guidance on fair value measurements and related disclosures.  This update clarifies the existing guidance and amends the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with prospective application required.  We do not expect this update to have a material effect on our consolidated financial statements.

Comprehensive Income.  In June 2011, the FASB issued an update to existing guidance on the presentation of comprehensive income.  This update requires entities to present items of net income and other comprehensive income either in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements of net income and other comprehensive income.  This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with retrospective application required.

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

Based on an evaluation of our disclosure controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act, as of June 30, 2011, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective, because of the three material weaknesses set forth below that were identified as part of our evaluation of the effectiveness of our internal control over financial reporting at December 31, 2010.

Summary of Material Weaknesses

Through the efforts of management, external consultants and our Audit Committee, we are currently in the process of executing specific action plans to remediate the material weaknesses identified and discussed more fully below.  We expect to complete these various action plans during 2011.  If we are able to complete these actions in a timely manner, we anticipate that all control deficiencies and material weaknesses will be remediated by December 31, 2011.

Set forth below is a summary of the various significant deficiencies which caused management to conclude that we had three material weaknesses in our internal control over financial reporting.

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

•      Ongoing and Separate Evaluations.  We did not effectively create and maintain effective evaluations on the progress of our remediation efforts nor the constant evaluations of the operating effectiveness of our internal control over financial reporting.

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

We have developed specific action plans for each of the remaining material weaknesses discussed above.  We believe the experience and knowledge of the existing staff will allow us to execute the plan effectively.  During 2011, our internal controls compliance team will prepare appropriate documentation and test plans for our information technology structure and applications data and will test and remediate that area.  The Audit Committee is working directly with management and our other board members, as necessary, to ensure that entity level deficiencies are addressed. We are uncertain at this time of the costs to remediate all of the above listed material weaknesses, however, we anticipate the cost to be approximately $50,000, most of which we expect to incur during the second half of 2011.  We cannot guarantee that the actual costs to remediate these deficiencies will not exceed this amount or will not be incurred after 2011.

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

PART II — OTHER INFORMATION

ITEM 6.                 EXHIBITS.

Number		Description

31.	1

Certification of Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.	2

Certification of Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.	1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.	2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

The following financial information from EMRISE Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010; (iii) Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2011; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (v) Notes to the Consolidated Financial Statements.* (1)

* Filed herewith.

(1)  Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMRISE CORPORATION

Dated: August 15, 2011	By:	/s/ CARMINE T. OLIVA
Carmine T. Oliva,
Chief Executive Officer (Principal Executive Officer)

Dated: August 15, 2011	By:	/s/ BRANDI L. FESTA
Brandi L. Festa,
Director of Finance and Administration, Secretary and Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS ATTACHED TO THIS REPORT

Number		Description

31.	1

Certification of Principal Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.	2

Certification of Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.	2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from EMRISE Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL: (i) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010; (iii) Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2011; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (v) Notes to the Consolidated Financial Statements. (1)

(1)  Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.