Form 10-Q
period 2011-09-30
Emrise CORP
filed 2011-11-14
CIK 854852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

The number of shares outstanding of the Registrant’s common stock, $0.0033 par value, as of November 8, 2011 was 10,675,337.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMRISE CORPORATION
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,498	$3,742
Accounts receivable, net of allowances for doubtful accounts of $89 at September 30, 2011 and $152 at December 31, 2010	7,272	5,573
Inventories	9,325	7,568
Current deferred tax assets	27	36
Prepaid and other current assets	597	1,336
Total current assets	18,719	18,255
Property, plant and equipment, net	867	863
Goodwill	5,006	4,931
Intangible assets other than goodwill, net	871	973
Deferred tax assets	261	259
Restricted cash	390	—
Other assets	90	208
Total assets	$26,204	$25,489
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,440	$3,168
Accrued expenses	3,101	3,777
Lines of credit	1,536	411
Current portion of long-term debt	1,447	172
Income taxes payable	129	82
Other current liabilities	261	752
Total current liabilities	10,914	8,362
Long-term debt	3,929	4,092
Deferred income taxes	141	141
Other liabilities	729	874
Total liabilities	15,713	13,469
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares no shares issued and outstanding	—	—
Common stock, $0.0033 par value. Authorized 75,000,000 shares; 10,675,337 and 10,667,337 issued and outstanding at September 30, 2011 and December 31, 2010, respectively	128	128
Additional paid-in capital	44,153	44,068
Accumulated deficit	(31,831)	(30,007)
Accumulated other comprehensive loss	(1,959)	(2,169)
Total stockholders’ equity	10,491	12,020
Total liabilities and stockholders’ equity	$26,204	$25,489

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales	$9,065	$7,790	$24,054	$21,356
Cost of sales	6,355	5,472	17,308	15,146
Gross profit	2,710	2,318	6,746	6,210
Operating expenses:
Selling, general and administrative	2,221	2,491	7,384	7,591
Engineering and product development	374	458	1,246	1,382
Employee transaction costs	—	872	—	872
Total operating expenses	2,595	3,821	8,630	9,845
Income (loss) from operations	115	(1,503)	(1,884)	(3,635)
Other income (expense):
Interest income	10	36	34	83
Interest expense	(99)	(303)	(268)	(1,873)
Other, net	(25)	(285)	(82)	6
Gain on extinguishment of debt	—	450	—	450
Total other expense, net	(114)	(102)	(316)	(1,334)
Income (loss) before income taxes	1	(1,605)	(2,200)	(4,969)
Income tax expense (benefit)	54	(208)	(4)	(647)
Loss from continuing operations	(53)	(1,397)	(2,196)	(4,322)
Discontinued operations:
Income from discontinued operations	110	338	526	2,225
Tax provision on discontinued operations	43	48	154	757
Income from discontinued operations	67	290	372	1,468
Net income (loss)	$14	$(1,107)	$(1,824)	$(2,854)
Weighted average shares outstanding
Basic	10,668	10,319	10,667	10,256
Diluted	10,668	10,319	10,667	10,256
Loss (earnings) per share:
Basic
Continuing operations	$—	$(0.14)	$(0.21)	$(0.42)
Discontinued operations	$0.01	$0.03	$0.03	$0.14
Net income (loss)	$—	$(0.11)	$(0.17)	$(0.28)
Diluted
Continuing operations	$—	$(0.14)	$(0.21)	$(0.42)
Discontinued operations	$0.01	$0.03	$0.03	$0.14
Net income (loss)	$—	$(0.11)	$(0.17)	$(0.28)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balance at December 31, 2010	10,667	$128	$44,068	$(30,007)	$(2,169)	$12,020
Stock-based compensation	8	—	85	—	—	85
Net loss and comprehensive loss	—	—	—	(1,824)	210	(1,614)
Balance at September 30, 2011	10,675	$128	$44,153	$(31,831)	$(1,959)	$10,491

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,824)	$(2,854)
Adjustments to arrive at net loss from continuing operations	(372)	(1,468)
Net loss from continuing operations	(2,196)	(4,322)
Reconciliation to net cash provided by operating activities:
Depreciation and amortization	298	341
Provision for doubtful accounts	28	53
Provision for warranty reserve	125	38
Deferred taxes	16	128
Loss on sale of assets	14	14
Gain on extinguishment of debt	—	(450)
Amortization of deferred issuance costs	—	316
Amortization of debt (premium) discount	(59)	290
Stock-based expense	85	107
Change in fair value of common stock warrant	—	123
Changes in assets and liabilities:
Accounts receivable	(1,730)	976
Inventories	(1,757)	916
Prepaid and other assets	857	(1,350)
Accounts payable and accrued expenses	(103)	588
Operating cash flow used in continuing operations	(4,422)	(2,232)
Operating cash flow provided by discontinued operations	372	568
Net cash used in operating activities	(4,050)	(1,664)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(33)	(33)
Increase in restricted cash held in escrow	(390)	—
Investing cash flow used in continuing operations	(423)	(33)
Investing cash flow provided by discontinued operations including proceeds from sale of subsidiary operations, net of cash	—	17,749
Net cash (used in) provided by investing activities	(423)	17,716
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	1,170	—
Borrowings from lines of credit	15,463	28,888
Repayments of lines of credit	(14,315)	(34,044)
Repayments of long-term debt	(168)	(8,427)
Payments of notes to stockholders	—	(292)
Financing cash flow provided by (used in) continuing operations	2,150	(13,875)
Financing cash flow used in discontinued operations	—	(107)
Net cash provided by (used in) financing activities	2,150	(13,982)
Effect of exchange rate changes on cash	79	(266)
Net (decrease) increase in cash and cash equivalents	(2,244)	1,804
Cash and cash equivalents at beginning of period	3,742	3,994
Cash and cash equivalents at end of period	$1,498	$5,798

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements

EMRISE CORPORATION
Condensed Consolidated Statements of Cash Flows (Cont.)
(Unaudited)
(in thousands)

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Acquisition of equipment through capital lease	$187	$112
Stock issued to retire debt	$—	$450

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and therefore do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the U.S. (“GAAP”).  The year-end balance sheet was derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.  The unaudited condensed consolidated financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of September 30, 2011 and the results of operations and cash flows for the related interim periods ended September 30, 2011 and 2010. However, these results are not necessarily indicative of results for any other interim period or for the year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its annual report on Form 10-K for the year ended December 31, 2010 as filed with the SEC.

In March of 2010, EMRISE completed the sale of substantially all of the assets of EMRISE Electronic Corporation's ("EEC") subsidiary, RO Associates, to Massachusetts based Astrodyne Corporation.  In this Quarterly Report on Form 10-Q, we refer to the businesses of RO Associates as the “RO Operations” or “RO,” and we refer to the sale of the RO Associates’ assets as the “RO Transaction.”  The accompanying financial statements include the RO Operations as a discontinued operation for all periods presented.

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

Comprehensive Loss

Comprehensive loss includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s stockholders.  Other comprehensive income (loss) refers to revenues, expenses, gains and losses that, under GAAP, are included in comprehensive loss, but excluded from net income (loss), as these amounts are recorded directly as an adjustment to stockholders’ equity.  The Company’s other comprehensive income (loss) consists of foreign currency translation adjustments.  The following table reflects the components of comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$14	$(1,107)	$(1,824)	$(2,854)
Other comprehensive income (loss):
Foreign currency translation adjustment	(315)	665	210	(366)
Comprehensive loss	$(301)	$(442)	$(1,614)	$(3,220)

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

Foreign Currency Instruments

The Company evaluates the impact of currency fluctuations on a periodic basis and, from time to time, participates in currency hedging activities when the need arises. The Company currently uses foreign currency forward contracts, which do not meet hedge accounting requirements, to manage currency exposures related to foreign operation sales in U.S. dollars. These instruments are generally short-term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates. The Company adjusts the value of the hedging instruments at the end of the reporting period to reflect the market value of the instrument.

Loss Per Share from Continuing Operations

Basic loss per share from continuing operations is computed by dividing net loss from continuing operations by the weighted average common shares outstanding during a period.  Diluted loss per share from continuing operations is based on the treasury stock method and includes the dilutive effect of stock options and warrants outstanding during the period.  Common share equivalents have been excluded where their inclusion would be anti-dilutive.  As a result of the losses from continuing operations incurred by the Company for the nine months ended September 30, 2011 and 2010, the potentially dilutive common shares have been excluded from the loss per share computation because their inclusion would have been anti-dilutive.  The following table illustrates the computation of basic and diluted loss per share from continuing operations (in thousands, except per share amounts):

EMRISE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
NUMERATOR:
Net income (loss)	$14	$(1,107)	$(1,824)	$(2,854)
Less: income from discontinued operations	67	290	372	1,468
Net loss from continuing operations	$(53)	$(1,397)	$(2,196)	$(4,322)
DENOMINATOR:
Basic weighted average common shares outstanding	10,668	10,319	10,667	10,256
Diluted weighted average common shares outstanding	10,668	10,319	10,667	10,256
Basic and diluted loss per share from continuing operations	$—	$(0.14)	$(0.21)	$(0.42)

The following table shows the common stock equivalents that were outstanding as of September 30, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per share because the options’ or warrants’ exercise price was greater than the average market price of the common shares and, therefore, the effect would have been anti-dilutive:

	Number of Shares	Range of Exercise Price Per Share
Anti-dilutive common stock options:
As of September 30, 2011	526,000	$1.31 – $7.50
As of September 30, 2010	647,000	$1.31 – $7.50
Anti-dilutive common stock warrants:
As of September 30, 2011	8,000	$4.31
As of September 30, 2010	8,000	$4.31

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

Revenue Recognition.  In April 2010, the FASB issued an update to existing guidance on revenue recognition, which establishes a revenue recognition model for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone.  The scope of the guidance is limited to research or development arrangements and requires an entity to record a milestone payment in its entirety in the period received if the milestone meets all the necessary criteria to be considered substantive.  However, entities would not be precluded from making an accounting policy election to apply another appropriate accounting policy that results in the deferral of some portion of the arrangement consideration.  The guidance was effective for fiscal years, and interim periods within those fiscal years, beginning on or after June 15, 2010. The Company adopted this update and the guidance did not have a material effect on the Company’s condensed consolidated financial statements.

Issued, but not adopted

Fair Value Measurements.  In May 2011, the FASB issued an amendment to existing guidance on fair value measurements and related disclosures.  This update clarifies the existing guidance and amends the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value

EMRISE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Goodwill. In September 2011, the FASB issued new accounting guidance intended to simplify how entities test goodwill for impairment. The new guidance gives entities the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test under existing accounting guidance is required to be performed. Otherwise, no further testing is required. These new provisions are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, early adoption is permitted in certain circumstances. The Company does not expect this new guidance to have a material effect on its consolidated financial statements.

NOTE 2 — LIQUIDITY

The Company reported a net loss from continuing operations for the three and nine months ended September 30, 2011 of $53,000 and $2.2 million, respectively, and a loss from continuing operations for the three and nine months ended September 30, 2010 of approximately $1.4 million and $4.3 million, respectively.  The Company reported working capital of $7.8 million at September 30, 2011.  Approximately 68% of our cash is held by our foreign subsidiaries and we are limited in the amounts we can repatriate for use in paying corporate expenses, investing in developing products in the United States and paying corporate debt.

In combination with forecast cash flows from operations and existing financing arrangements, the Company believes it has sufficient funding to support its working capital requirements during the next 12 months and beyond. The Company has a substantial backlog as of September 30, 2011, of which substantially all is for foreign operations and which is expected to ship within the next 12 months. The Company continues to experience sufficient booking levels to support future shipments. The Company expects the fourth quarter of 2011 to have a high level of shipments against the existing backlog of orders, which will result in improved cash from operations in the first quarter of 2012. In order to support its future expected growth, the Company will need to reinvest a substantial amount of this cash from operations back into the business for inventory purchases, engineering and product development, and personnel. Therefore, management must closely manage cash from operations to meet the operational needs of the business and satisfy near-term debt service obligations.

The ability of the Company to support its business plan is dependent upon its ability to achieve profitable operations, manage costs and satisfy long-term debt service obligations, of which principal payments become due in the first quarter of 2012. The steady reductions in losses over the past several quarters reflect a significant improvement in the Company's operational performance. Management believes the Company is positioned to achieve profitability for the fourth quarter and potentially future periods as a result of its significant order book and relationships with its customers. Management also believes it can successfully manage costs through active and ongoing cost management processes.  Management believes the Company will be able to satisfy its long-term debt service obligations, of which principal payments commence in February of 2012, through cash generated from operations, subject to the Company's ability to repatriate cash from its foreign subsidiaries.   However, if it is unable to satisfy these long-term debt obligations, the Company may be required to sell additional assets or stock, complete a recapitalization, or consummate a merger transaction in order to continue operations.  Successfully executing these strategies to satisfy long-term debt obligations is uncertain and there are many short term and long term risks associated with attempting to execute each of these strategies.   Failure to meet the Company’s financing requirements, if and when needed, would have an adverse effect on the Company’s operations and could have a material adverse effect on the Company's ability to do business, continue its growth, develop new products, fulfill existing or future orders, or secure new customers or product orders.

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
Astrodyne assumed certain specified liabilities of RO pursuant to an Assignment and Assumption Agreement by and between Astrodyne and RO (the “Assumption Agreement”).  EEC agreed to guarantee the full, complete, and timely compliance with and performance of all agreements, covenants and obligations of RO in connection with the RO Transaction.

Astrodyne paid RO an aggregate purchase price for the RO Transaction of $1,000,000, plus the assumption of certain liabilities pursuant to the Assumption Agreement, subject to a purchase price adjustment.  As additional consideration for Astrodyne’s entry into the RO Purchase Agreement, EEC and RO agreed that, for a certain period immediately following the closing date, they would not compete with the business, perform services for any person in competition with the business or solicit certain specified customers of the business, or hire any employees of Astrodyne or its affiliates.

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

ACC Operations

On June 7, 2010, EEC entered into a Stock Purchase Agreement among Aeroflex Incorporated, as buyer, and EEC, as seller, relating to the sale of all of the issued and outstanding shares of common stock of ACC and all of the issued and outstanding shares of common stock of CCI (the “ACC Purchase Agreement”), which was subsequently assigned by Aeroflex Incorporated to its subsidiary, Aeroflex/KDI, Inc. (“Aeroflex”). On August 31, 2010, EEC completed the sale (the “ACC Transaction”) pursuant to the ACC Purchase Agreement.

The ACC Transaction consisted of an aggregate purchase price of $20 million in cash (the “Purchase Price”).  An amount equal to $0.8 million was placed in a 12-month escrow account pursuant to an agreement between Aeroflex and EEC to satisfy any indemnification claims.  In addition, the following amounts were satisfied out of the Purchase Price:  (i) $10.6 million to the Company’s senior lender, GVEC Resource IV Inc., an affiliate of Private Equity Management Group (“PEM”), representing the aggregate amount of the indebtedness owed by EEC to PEM, which was satisfied by payment of $9.6 million in cash and by delivering a two-year, interest bearing note in the amount of $1 million described herein, and (ii) $3.1 million in cash and a $2.8 million, three-year, interest bearing note, both in satisfaction of the deferred purchase price and contingent payments owed by EEC to certain of ACC’s previous shareholders, Charles S. Brand, Thomas P.M. Couse, Joanne Couse and Michael Gaffney (collectively, the “Former Shareholders”), as further described in Note 9.  The Purchase Price was adjusted by $0.8 million based on the estimated level of adjusted net working capital of ACC at the closing of the Transaction, subject to final determination pursuant to the procedures set forth in the ACC Purchase Agreement.

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

In September 2011, the Company resolved all outstanding claims submitted under the terms of the ACC Purchase

EMRISE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Agreement and all unused funds in the escrow account in the amount of $0.1 million were returned to the Company and recorded as a purchase price adjustment and a gain (net of tax) from the sale of discontinued operations in the third quarter of 2011.

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

The following table summarizes those components of the statements of operations, which have been classified as discontinued operations and are associated with the electronic devices segment, for the three and nine months ended September 30, 2010 (in thousands, except per share amounts):

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	RO	ACC		RO	ACC
	Operations	Operations	Total	Operations	Operations	Total
Net sales	$—	$2,848	$2,848	$442	$13,546	$13,988
Income from operations	$8	$762	$770	$190	$3,129	$3,319
Other income (expense)	—	(69)	(69)	1	(281)	(280)
Loss on sale	(45)	(318)	(363)	(496)	(318)	(814)
Provision for income taxes	—	48	48	—	757	757
Net (loss) income	$(37)	$327	$290	$(305)	$1,773	$1,468
(Loss) earnings per share:
Basic	$—	$0.03	$0.03	$(0.03)	$0.17	$0.14
Diluted	$—	$0.03	$0.03	$(0.03)	$0.17	$0.14
Weighted average shares outstanding:
Basic	10,319	10,319	10,319	10,256	10,256	10,256
Diluted	10,319	10,319	10,319	10,256	10,256	10,256

NOTE 4 — STOCK-BASED COMPENSATION

The Company has the following five stock option plans, which are described more fully in the Company’s Annual Report on Form 10-K for the year ending December 31, 2010:

•Employee Stock and Stock Option Plan, effective July 1, 1994;
•1993 Stock Option Plan;
•1997 Stock Incentive Plan;
•Amended and Restated 2000 Stock Option Plan; and
•2007 Stock Incentive Plan.

The Company’s board of directors does not intend to issue any additional options under the Employee Stock and Stock Option Plan, 1993 Stock Option Plan, 1997 Stock Incentive Plan or Amended and Restated 2000 Stock Option Plan.

Total stock-based compensation expense included in wages, salaries and related costs was $14,000 for the three months ended September 30, 2011 and $34,000 for the three months ended September 30, 2010.  Total stock-based compensation expense included in wages, salaries and related costs was $80,000 for the nine months ended September 30, 2011 and $107,000 for the nine months ended September 30, 2010.  These compensation expenses were charged to selling, general and administrative expenses. As of September 30, 2011, the Company had $16,000 of total unrecognized compensation expense related to stock option grants, which will be recognized over the remaining weighted average period of one year.

Additionally, under the 2007 Stock Incentive Plan, restricted stock was awarded to the members of the Board of Directors of the Company as partial compensation for Board of Director meeting attendance. Restricted stock compensation expense of $6,000 was recorded during the three months ended September 30, 2011.

NOTE 5 — INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Raw materials	$4,613	$4,683
Work-in-process	2,413	1,499
Finished goods	2,299	1,386
Total inventories	$9,325	$7,568

NOTE 6 — OPERATING SEGMENTS

The Company has two reportable operating segments: electronic devices and communications equipment. The electronic devices segment manufactures and markets electronic power supplies, RF and microwave devices and subsystem assemblies. The electronic devices segment consists of the Company’s two electronic device subsidiaries located in England, Pascall Electronics Limited and XCEL Power Systems, Ltd. , both of which offer the same or similar products to the same or similar customers.  The communications equipment segment designs, manufactures and distributes network access products and timing and synchronization products.  The communications equipment segment consists of operating entities CXR Larus Corporation (“CXR Larus”), which is located in the U.S., and CXR Anderson Jacobson (“CXR AJ”), which is located in France, both of which offer the same or similar products to similar customers.  Both segments operate primarily in the U.S. and European markets, but they have distinctly different customers, design and manufacturing processes and marketing strategies.  Each segment has discrete financial information and a separate management structure.

The Company evaluates performance based upon contribution margin of the segments and also upon profit or loss from operations before income taxes exclusive of nonrecurring gains and losses. The Company accounts for intersegment sales at pre-determined prices negotiated between the individual segments.

During the first quarter of 2010, the Company sold its RO Operations and during the third quarter of 2010, the Company sold its ACC Operations (see Note 3), all of which were part of its electronic devices segment.  These transactions resulted in differences in the basis of segmentation from the amounts disclosed in the Company’s unaudited condensed consolidated financial statements included in its quarterly report on Form 10-Q for the quarter ended September 30, 2011.  In this report, the RO Operations and ACC Operations are reported as discontinued operations and are excluded from the electronics devices segment.

Selected financial data for each of the Company’s operating segments reconciled to the consolidated totals is shown below (in thousands):

EMRISE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales
Electronic devices	$5,803	$4,285	$15,130	$12,680
Communications equipment	3,262	3,505	8,924	8,676
Total net sales	$9,065	$7,790	$24,054	$21,356
Operating income (loss)
Electronic devices	$838	$301	$1,324	$988
Communications equipment	(60)	149	(630)	(542)
Corporate and other	(663)	(1,953)	(2,578)	(4,081)
Total operating income (loss)	$115	$(1,503)	$(1,884)	$(3,635)

	September 30, 2011	December 31, 2010
Total assets
Electronic devices	$16,608	$13,848
Communications equipment	8,489	8,781
Corporate and other	1,107	2,860
Total assets	$26,204	$25,489

NOTE 7 — GOODWILL

The following table reflects changes in our goodwill balances for the nine months ended September 30, 2011 (in thousands):

Electronic Devices
Balance at December 31, 2010	$4,931
Foreign currency translation	75
Balance at September 30, 2011	$5,006

NOTE 8 — INCOME TAXES

The effective tax rate for the three and nine months ended September 30, 2011 differed from the 34% U.S. statutory rate primarily because the Company’s foreign entities generate a tax obligation and related tax expense as a result of their net income, which cannot be offset by U.S. tax loss carry forwards.

The Company’s business is subject to regulation under a wide variety of U.S. federal, state and foreign tax laws, regulations and policies.  The majority of the Company’s foreign subsidiaries have earnings and profits that are reinvested indefinitely.  However, the foreign subsidiaries have issued guarantees on a Credit Agreement held by the Company and, as a result, under Internal Revenue Code Section 956, have been deemed to have distributed these earnings to fund U.S. operations.  This has resulted in U.S. federal taxable income and an increase in U.S. tax liability, which has been reduced through utilization of available net operating loss carryforwards and foreign tax credits.  However, the Company has exhausted a significant portion of its net operating losses available to be carried forward into future periods and, as a result, any income from operations and/or gain on sales of assets could result in tax obligations.

As of September 30, 2011, the Company had not recorded any net unrecognized tax benefits.  The Company currently has no open matters with tax authorities nor is it engaged in an examination by any tax authority.  The Company recognizes interest and penalties related to uncertain tax positions in interest expense and selling, general and administrative expense, respectively, in the condensed consolidated statements of operations and comprehensive income. No interest or penalties were recognized during the first nine months of 2011. As of September 30, 2011, the Company had nothing accrued for interest or penalties.

The Company files income tax returns in the United States federal jurisdiction, the United Kingdom and France, and in the state jurisdictions of California, Texas, Pennsylvania and New Jersey. The Company is no longer subject to United States federal and state tax examinations for years before 2008 and 2007, respectively, and is no longer subject to tax examinations for the United Kingdom for years prior to 2009, and for France for years prior to 2007.

NOTE 9 — FINANCING ARRANGEMENTS

On August 31, 2010, two of the Company’s UK subsidiaries, Pascall Electronics Limited (“Pascall”) and XCEL Power Systems, Ltd. (“XCEL”), each entered into a Receivables Finance Agreement with Lloyds TSB Commercial Finance (“Lloyds”) (each, a “Receivables Finance Agreement” and, collectively, the “Receivables Finance Agreements”), pursuant to which Lloyds agreed to provide Pascall and XCEL a credit facility to support their UK operations in the aggregate principal amount of £2.75 million ($4.3 million based on the exchange rate on September 30, 2011), in each case at an advance rate of 88%, a discount charge of 2.5% above the base rate, and a service fee of 0.2%.  The Receivables Finance Agreement between Pascall and Lloyds is secured by the All Assets Debenture, dated August 31, 2010, given by Pascall Electronics Limited in favor of Lloyds TSB Commercial Finance Limited (the “Pascall Debenture”) and the Receivables Finance Agreement between XCEL and Lloyds is secured by the All Assets Debenture, dated August 31, 2010, given by XCEL Power Systems Limited in favor of Lloyds TSB Commercial Finance Limited (the “XCEL Debenture”).  The Receivables Finance Agreements bear interest at the base rate plus 2.5% on the outstanding balance which is paid monthly.  As of September 30, 2011, outstanding borrowings under the Receivable Finance Agreements were $1.0 million.

On September 20, 2010, the Company’s French subsidiary, CXR AJ entered into an accounts receivable financing arrangement with FACTOCIC S.A., a subsidiary of CIC Group (“CIC”) (the “CIC Agreement”), pursuant to which CIC agreed to provide CXR AJ a financing arrangement to support its French operations in the aggregate principal amount of €1.35 million ($1.8 million based on the exchange rate on September 30, 2011) at an advance rate of 90% of presented receivables. The CIC Agreement bears interest at the three month EURIBOR plus 1.4%.  As of September 30, 2011, CXR AJ had $0.5 million of outstanding borrowings under the CIC Agreement.

In July 2011, CXR AJ negotiated a short-term financing arrangement with CIC Bank West (“Order Financing”) allowing for the advancement of funds in the maximum amount of €750,000 on a certain pre-approved customer order in order to facilitate the production and subsequent shipment of such orders.  This financing arrangement has a term of no less than 10 days and no more than 93 days and is collateralized by the accounts receivable associated with that specific order.  Interest is calculated based upon the 3 month EURIBOR rate plus 2.694% and is due at the end of the term along with the full principal.  The Order Financing will be effective once CXR AJ makes its request for advance on the arrangement, which is expected to occur in October 2011. As of September 30, 2011, CXR AJ had no outstanding borrowings under the Order Financing.

On November 15, 2010, CXR Larus and Bridge Bank, National Association (“Bridge Bank”) executed a Business Financing Agreement dated as of October 22, 2010 (the “Business Financing Agreement”) pursuant to which Bridge Bank agreed to provide to CXR Larus up to $800,000 of advance on trade accounts receivable at an advance rate of 80% with interest at the Prime Rate plus 3.25%.  To secure Bridge Bank’s obligations, CXR Larus granted Bridge Bank a continuing security interest in certain collateral.  The Company has guaranteed the obligations of CXR Larus under the Business Financing Agreement pursuant to a Guaranty dated as of October 22, 2010, effective November 15, 2010.  As of September 30, 2011, CXR Larus had no outstanding borrowings under the Business Financing Agreement.

On August 2, 2011, EMRISE Electronics Limited (“EEL”), a wholly-owned subsidiary of EMRISE Corporation, entered into a term loan with Lloyds TSB Bank plc (“Lloyds Bank”) in the amount of £750,000 (“Lloyds Term Loan”).  As a condition to issuing the Lloyds Term Loan, each of the operating subsidiaries of EEL, Pascall and XCEL, were required to provide £125,000 to an escrow account in each of the subsidiary's name. The funds are to be held in escrow through September 2012 at which time, Lloyds Bank can review and either renew or release the funds. Since the timing of release of the restricted funds is uncertain and Lloyds Bank is allowed to renew the restriction annually for the term of the loan, the total amount of £250,000 ($390,000 based on the exchange rate at September 30, 2011) is included in the accompanying balance sheet as a non-current asset. The Lloyds Term Loan bears interest at a fixed rate of the aggregate of 4.75% per annum and the rate quoted by the Lloyds Bank Wholesale Markets division at or about the time of borrowing.  Principal and interest are payable monthly over 60 months commencing one month after the date of borrowing.  The loan is subject to a financial covenant requiring a minimum net worth at EEL from and after December 31, 2011 of not less than £4,200,000 and shall increase annually by not less than £200,000.  The Lloyds Term Loan was funded on August 30, 2011. As of September 30, 2011, £0.7 million (or $1.2 million based on the exchange rate at September 30, 2011) was outstanding under the Lloyds Term Loan.

EMRISE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Cash, accounts receivable, accounts payable and accrued expenses reflected in the unaudited condensed consolidated balance sheets are a reasonable estimate of their fair value due to the short term nature of these instruments.  The carrying value of the Company’s borrowings is a reasonable estimate of its fair value as borrowings under the Company’s financing arrangements have variable rates that reflect currently available terms and conditions for similar debt.  As of September 30, 2011, the Company did not have any financial assets and liabilities measured at fair value on a recurring basis that would be subject to the disclosure provisions of FASB guidance noted above.

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

Subsequent to the fire, the Company recorded an impairment for the component parts inventory destroyed by the fire of €0.8 million (approximately $1.1 million).  As the CXR AJ insurance policy covers this inventory amount and the insurance company has confirmed that this inventory is covered under at least net value, the Company recorded a receivable for the same amount as the impairment loss.  The insurance company has provided total advances of funds of €950,000, the majority of which were applied towards replacement of the component parts that were destroyed by the fire and were applied to the receivable. During the third quarter of 2011, work began on repairing the damage to the building. A portion of the advance of funds received was used to offset the cost of these repairs and the remaining advance of funds of approximately €70,000 is recorded as other income in the statement of operations for the three and nine months ended September 30, 2011.  We continue to work with our local insurance company to finalize valuation and settlement of our claims related to business interruption and building construction.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS.

Cautionary Statement

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q. The information contained in this report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-Q and in our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2010 and Current Reports on Form 8-K, which discuss our business in greater detail.  This report and the following discussion contain forward-looking statements, which generally include the plans, objectives and expectations of management for future operations, including plans, objectives and expectations relating to our future economic performance and our current beliefs regarding revenues we might generate and profits we might earn if we are successful in implementing our business and growth strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

•	our ability to pay outstanding debt as it comes due;

•	our ability to maintain our cost management activities implemented over the past several months and to otherwise contain costs;

•	our ability to increase revenues through additional sales, customers, products and pricing;

•	our ability to reach profitability for the fourth quarter and our ability to reach sustained profitability;

•	our ability to continue to borrow funds under the financing arrangements currently in place (see “ — Liquidity and Capital Resources”) or to secure additional financing in the future;

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

Business Description

EMRISE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We design, manufacture and market proprietary electronic devices and communications equipment for aerospace, defense, industrial, and communications applications. We have operations in the U.S., England, and France.  We organize our business in two operating segments: electronic devices and communications equipment. In the first nine months of 2011, our electronic devices segment contributed approximately 63% of overall net sales while the communications segment contributed approximately 37% of overall net sales. Our subsidiaries within our electronic devices segment design, develop, manufacture and market power supplies, radio frequency, or RF, and microwave devices for defense, aerospace and industrial markets.  Our subsidiaries within our communications equipment segment design, develop, manufacture and market network access equipment, including network timing and synchronization products, for communications applications in public and private networks, defense and industrial markets, including utilities and transportation.

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

Foreign Currency Translation

We have foreign subsidiaries that together accounted for approximately 87.9% of our net revenues, 82.6% of our total assets and 67.0% of our total liabilities as of and for the nine months ended September 30, 2011.  In preparing our consolidated financial statements, we are required to translate the financial statements of our foreign subsidiaries from the functional currencies in which they keep their accounting records into U.S. dollars. This process results in exchange gains and losses which, under relevant accounting guidance, are included either within our statement of operations under the caption “other income (expense)” or as a separate part of our net equity under the caption “accumulated other comprehensive income (loss).”  We evaluate the impact of currency fluctuations on a periodic basis and, from time to time, participate in currency hedging activities when the need arises. We currently use foreign currency forward contracts, which do not meet hedge accounting requirements, to manage currency exposures related to foreign operation sales in U.S. dollars. These instruments are generally short-term in nature, with typical maturities of less than one year, and are subject to fluctuations in foreign exchange rates.

Each reporting period, we obtain a valuation report from an independent third party to mark the instruments to market value and adjust the financial statements, accordingly, to reflect the market value of the instrument at the end of the reporting period.

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

Based on our assessment of the factors discussed above, we consider the functional currency of each of our international subsidiaries to be each subsidiary’s local currency. Accordingly, we had cumulative translation losses of $2.0 million that were included as part of accumulated other comprehensive loss within our balance sheet at September 30, 2011. During the three and nine months ended September 30, 2011, we included translation losses of $0.3 million and translation gains of $0.2 million, respectively, under accumulated other comprehensive income.

The magnitude of these gains or losses depends upon movements in the exchange rates of the foreign currencies in which we transact business as compared to the value of the U.S. dollar. Throughout the reported 2011 periods, these currencies included the euro and the British pound sterling. Any future translation gains or losses could be significantly higher or lower than those we recorded for this period.

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

As of September 30, 2011, our reported goodwill totaled $5.0 million, all of which belonged to the electronic devices reporting unit.

Results of Operations

Overview

A significant portion of our products are produced to the unique specifications of our customers and are subject to variable timing of delivery, which makes comparability of our revenues and gross profit from period to period difficult.  Shipments of products can be accelerated or delayed due to many reasons including, but not limited to, exceeding or not meeting customer contract requirements, a change in customer timing or specifications, technology related issues, delays in acquiring component parts, and other production related issues. For a significant portion of our business, customers issue binding purchase orders or enter into binding agreements for the products to be produced and shipped over time in the future.  Our “backlog” represents these orders and provides a partial view into potential shipments and revenues.

Overall net sales from continuing operations increased 16% in the third quarter of 2011 compared to the third quarter of 2010 and 13% in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.  The primary driver of the increase in sales is due to higher sales of commercial aerospace In-Flight Entertainment and Communications ("IFE&C") products from our electronic devices business units and sales of network access products at our French communications equipment business unit. These increases have been partially offset by slower sales at our U.S. communications equipment business unit as a result of a general decline in infrastructure spending in the U.S. by telecommunications companies and the U.S. government.

Overall gross profit, as a percentage of sales (“gross margin”), in the third quarter of 2011 remained consistent with the third quarter of 2010 at 30%.  Gross margin decreased to 28% in the first nine months of 2011 from 29% in the first nine months of 2010.  Gross margins are in line with our expectations and consistent from period to period. The slight decrease in gross margin on a nine month basis is the result of changes in product mix and lower sales volumes in the first half of 2011, which increased unit costs through higher absorption of fixed overhead into the product cost.

Our third quarter results reflected significant improvement in the performance of the company. The unexpected loss of a large order during the second quarter of 2011, the majority of which was expected to ship in the third quarter of 2011, created a shortfall in shippable orders in our electronic devices segment in the third quarter of 2011. However, as a result of the effective actions taken at each of our operating units to help minimize the impact of this loss, we were successfully able to report a significantly improved net loss from continuing operations of $53,000. Sales increased over both the second quarter and the prior year third quarter and operating expenses were in line with our expectations. We expect to achieve profitability for the fourth quarter of 2011 as a result of planned shipments of a large portion of our existing book of orders in our electronic devices segment and continued sales efforts of our communications equipment segment's network access products.
The following is a detailed discussion of our results of operations by business segment.  As a result of the sale of the RO Operations in March of 2010 and the sale of the ACC Operations in August of 2010, for purposes of the following discussion and analysis, the RO and ACC Operations have been removed from the prior period comparisons.

Comparison of the Three Months Ended September 30, 2011 to the Three Months Ended September 30, 2010

Net Sales

	Three Months Ended September 30,		Variance Favorable (Unfavorable)
(in thousands)	2011	2010	Dollar	Percent
Electronic devices	5,803	4,285	1,518	35.4%
as % of net sales from continuing operations	64.0%	55.0%
Communications equipment	3,262	3,505	(243)	(6.9)%
as % of net sales from continuing operations	36.0%	45.0%
Total net sales from continuing operations	9,065	7,790	1,275	16.4%

Electronic Devices Segment

The significant increase in net sales for our electronic devices segment during the third quarter of 2011 as compared to the third quarter of 2010 is the result of higher sales of commercial aerospace IFE&C products, and, to a lesser extent, radio frequency ("RF") devices. We continue to see a steady order book in these areas. Power supplies sales to the military aerospace market have been lower than in the previous year primarily due to the order cancellation experienced during the second quarter.

We expect fourth quarter 2011 sales to also be higher than the 2010 period as we continue to ship against our large backlog of shippable orders. However, the negative or positive translation impact of exchange rates between the U.S. dollar and the British pound sterling remains an uncertainty and timing of customer shipments can change due to the customized nature of our electronic devices business.

Communications Equipment Segment

The decrease in net sales within our communications equipment segment in the third quarter of 2011 as compared to 2010 was due to a significant reduction in sales at our U.S. communications equipment business unit as a result of a general decline in infrastructure spending in the U.S. by telecommunications companies and the U.S. government.  This decrease was substantially offset by an increase in sales of network access products at our French business unit. International sales of our French network access products has continued to provide a solid backlog. We are actively working to expand our market reach for our French access products into the U.S. Despite this highly competitive market, we have seen favorable progress from our efforts thus far.

We expect to experience similar results from our French business unit during the fourth quarter of 2011. Our U.S. business unit expects to begin obtaining orders from the U.S. government, particularly the Federal Aviation Administration ("FAA") during the fourth quarter of 2011 as new annual budgets have recently been approved. However, the extent of these orders is dependent upon changing legislation and economic conditions.

Gross Profit

	Three Months Ended September 30,		Variance Favorable (Unfavorable)
(in thousands)	2011	2010	Dollar	Percent
Electronic devices	1,681	1,018	663	65.1%
as % of net sales from continuing operations	29.0%	23.8%
Communications equipment	1,029	1,300	(271)	(20.8)%
as % of net sales from continuing operations	31.5%	37.1%
Total gross profit from continuing operations	2,710	2,318	392	16.9%
Total gross margin from continuing operations	29.9%	29.8%

Electronic Devices Segment

The primary driver for the increase in gross profit, as a percentage of sales, or "gross margin", is higher sales volumes resulting in improved absorption of fixed overhead. Product mix changed to include less military sales and more commercial markets sales, which typically have lower margins than military sales. Nevertheless, the higher volume of these commercial sales resulted in improved gross margins overall for our electronic devices segment.

We expect to see improved gross margin for our electronic devices business unit in the fourth quarter of 2011 as we continue to improve fixed overhead absorption due to high sales volumes.

Communications Equipment Segment

The decrease in gross margin for our communications equipment segment is primarily due to lower sales volumes at our U.S. business unit. With lower sales volumes, the fixed overhead must be absorbed by fewer items being produced, which decreases gross margin. This decrease was partially offset by an increase in gross margin at our French business unit as a result of higher volumes during the third quarter of 2011.

We expect to see a slight improvement in gross margin in the fourth quarter of 2011 as a result of expected improved sales volumes.

Operating Expenses

	Three Months Ended September 30,		Variance Favorable (Unfavorable)
(in thousands)	2011	2010	Dollar	Percent
Selling, general and administrative	2,221	2,491	270	10.8%
as % of net sales from continuing operations	24.5%	32.0%
Engineering and product development	374	458	84	18.3%
as % of net sales from continuing operations	4.1%	5.9%
Employee transaction costs	—	872	872	100.0%
Total operating expenses from continuing operations	2,595	3,821	1,226	32.1%

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses for the third quarter of 2011 decreased from the prior year period. During the third quarter of 2010 we incurred approximately $0.3 million of costs associated with transaction activities, which were in excess of the costs we would have normally incurred if we had not been engaged in such transaction activities.  This makes SG&A on a quarter over quarter basis relatively consistent. However, SG&A, as a percentage of sales, improved from 32% in the third quarter of 2010 to 25% in the third quarter of 2011, of which the 2010 transaction activity costs only represented 4.2% of sales in the prior year quarter. The improvement in SG&A, as a percentage of sales, is reflective of improved cost management activities at the business unit level and corporate.

Engineering and product development

Engineering and product development costs remained relatively consistent in the third quarter of 2011 compared to the third quarter of 2010. Engineering and product development costs, as a percentage of sales, improved almost 2% as the balance of costs incurred has shifted from general product development to customer specific engineering, which is captured in the cost of the related product.

Interest expense

Interest expense was $0.1 million for the third quarter of 2011 compared to $0.3 million for the third quarter of 2010 due to significantly lower outstanding loan balances as a result of the repayment of debt from the proceeds of the ACC Transaction and due to lower interest rates on new financing arrangements, which took place in the third quarter of 2010.

Other income and expense

We recorded other expense of $25,000 in the third quarter of 2011 compared to $0.3 million in the third quarter of 2010.  Other expense in the third quarter of 2011 consists primarily of short-term exchange rate gains and losses associated with the volatility of the U.S. dollar to the British pound sterling and euro on the current portion of certain assets and liabilities.  Other expense in the 2010 period consisted primarily of (i) $0.2 million in fair value adjustments on outstanding warrants held by our former primary lender and (ii) short-term exchange rate gains and losses.  In August 2010, we repurchased the outstanding warrants from our former primary lender associated with the fair value adjustment and, therefore, there will be no further fair value adjustments associated with these warrants.

Loss from continuing operations

Loss from continuing operations was $53,000 in the third quarter of 2011 compared to $1.4 million in the third quarter of 2010.  The improvement in loss from continuing operations in the third quarter of 2011 compared to the third quarter of 2010 was related to higher sales volumes and related gross profit improvements, the absence of employee transaction costs of $0.9 million, reduced interest expense of $0.2 million and the absence of $0.2 million of warrant fair value adjustments, all partially offset by a $0.5 million gain on extinguishment of debt recorded in the third quarter of 2010.

Income from discontinued operations

We reported income from discontinued operations of $67,000 (net of tax of $43,000) during the third quarter of 2011 and income from discontinued operations of $0.3 million (net of tax of $48,000) during the third quarter of 2010.  In September 2011, the Company resolved all outstanding claims submitted under the terms of the ACC Purchase Agreement and all unused funds in the escrow account in the amount of $0.1 million were returned to the Company and recorded as a component of the gain from the sale of discontinued operations in the third quarter of 2011.  The income from discontinued operations in the second quarter of 2010 related to income earned from the ACC Operations.

Net Income (loss)

We reported net income of $14,000 in the third quarter of 2011 compared to a net loss of $1.1 million in the third quarter of 2010.  We expect to generate net income in the fourth quarter of 2011 as a result of improved sales as we ship a significant portion of our existing backlog and maintain our cost management activities.

Comparison of the Nine Months Ended September 30, 2011 to the Nine Months Ended September 30, 2010

Net Sales

	Nine Months Ended September 30,		Variance Favorable (Unfavorable)
(in thousands)	2011	2010	Dollar	Percent
Electronic devices	$15,130	$12,680	$2,450	19.3%
as % of net sales from continuing operations	62.9%	59.4%
Communications equipment	8,924	8,676	248	2.9%
as % of net sales from continuing operations	37.1%	40.6%
Total net sales from continuing operations	24,054	21,356	2,698	12.6%

Electronic Devices Segment

The significant increase in net sales for our electronic devices segment during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 is the result of higher sales of power supplies for the commercial aerospace IFE&C markets, and, to a lesser extent, radio frequency ("RF") devices.

Communications Equipment Segment

The increase in net sales within our communications equipment segment in the first nine months of 2011 compared to 2010 was due to increased sales of network access products at our French business unit, as they shipped a large portion of their backlog during the first and third quarters of 2011.  This increase was substantially offset by a decreases in sales volumes at our U.S. business unit as a result of a general decline in infrastructure spending in the U.S. by telecommunications companies and the U.S. government.

Gross Profit

	Nine Months Ended September 30,		Variance Favorable (Unfavorable)
(in thousands)	2011	2010	Dollar	Percent
Electronic devices	$3,767	$3,101	$666	21.5%
as % of net sales from continuing operations	24.9%	24.5%
Communications equipment	2,979	3,109	(130)	(4.2)%
as % of net sales from continuing operations	33.4%	35.8%
Total gross profit from continuing operations	6,746	6,210	536	8.6%
Total gross margin from continuing operations	28.0%	29.1%

Electronic Devices Segment

Gross profit improved significantly in the first nine months of 2011 compared to the same period of 2010, although gross margin remained relatively consistent for both periods. Gross margin in the first half of 2011 was down because product mix shifted to a higher ratio of sales of lower margin IFE&C products. However, gross margin improved in the three months ended September 30, 2011 because of higher sales volumes, resulting in gross margin for the nine month period of 25%, which is relatively constant with the gross margin for the nine month period ended September 30, 2010.

Communications Equipment Segment

The decrease in gross margin for our communications equipment segment was primarily caused by lower sales volumes at our U.S. business unit which caused per unit cost to absorb more of the fixed overhead. This decrease was partially offset by an increase in gross margin at our French business unit as a result of higher volumes during the first and third quarters of 2011.

Operating Expenses

	Nine Months Ended September 30,		Variance Favorable (Unfavorable)
(in thousands)	2011	2010	Dollar	Percent
Selling, general and administrative	$7,384	$7,591	$207	2.7%
as % of net sales from continuing operations	30.7%	35.5%
Engineering and product development	1,246	1,382	136	9.8%
as % of net sales from continuing operations	5.2%	6.5%
Employee transaction costs	—	872	872	100.0%
Total operating expenses from continuing operations	$8,630	$9,845	1,215	12.3%

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses for the first nine months of 2011 remained relatively consistent with those of the same period in 2010.  During the first nine months of 2010, we incurred approximately $0.5 million of costs associated with transaction activities, which were in excess of the costs we would have normally incurred if we had not been engaged in such transaction activities.  Excluding these costs from the 2010 period results in an increase in SG&A for the first nine months of 2011 compared with the same period in 2010 primarily due to increased sales commissions within our communications equipment business related to the increased sales in the first quarter of 2011. However, SG&A as a percentage of sales differs between the two periods, decreasing 4.8% , of which 2.5% is caused by the 2010 transaction activity costs. The improvement in 2011 SG&A, as a percentage of sales, is due to our continued focus on containing costs in proportion to our operational needs.

Engineering and product development

Engineering and product development costs decreased in the first nine months of 2011 compared to the same period of 2010. Engineering and product development costs, as a percentage of sales, improved 1.3% as the balance of costs incurred has shifted from general product development to customer specific engineering, which is captured in the cost of the related product.

Interest expense

Interest expense was $0.3 million for the nine months ended September 30, 2011 compared to $1.9 million for the nine months ended September 30, 2010 due to significantly lower outstanding loan balances as a result of the repayment of debt in August 2010 and the absence of deferred financing costs and debt discount amortization of $0.6 million, which were present in the first nine months of 2010.

Other income and expense

We recorded other expense of $82,000 in the nine months ended September 30, 2011 compared to $6,000 of other income in the nine months ended September 30, 2010.  Other expense in the first nine months of 2011 consists primarily of short-term exchange rate gains and losses associated with the volatility of the U.S. dollar to the British pound sterling and euro on the current portion of certain assets and liabilities.  Other income in the 2010 period consisted primarily of (i) $0.1 million of expense related to fair value adjustments on outstanding warrants to our previous lender and (ii) $0.1 million of income related to short-term exchange rate gains and losses.

Gain on Extinguishment of Debt

During the third quarter of 2010, we recorded a gain on the extinguishment of debt of $0.5 million as a result of the substantial modification of the credit facility with our former primary lender. The gain on extinguishment of debt includes the amount of fair value of warrants repurchased from our previous lender that exceeded the purchase price, the reversal of deferred fees associated with the credit facility and the legal costs associated with the ACC Transaction.

Income tax expense (benefit)

Income tax benefit amounted to $4,000 in the first nine months of 2011 compared to income tax benefit of $0.6 million in the first nine months of 2010.  We recorded income tax expense in the 2011 period primarily as the result of foreign income tax on foreign earned profits in Europe. The income tax benefit in 2010 is primarily related to the losses from continuing operations that we incurred during the period.

Loss from continuing operations

Loss from continuing operations was $2.2 million in the first nine months of 2011 compared to $4.3 million in the first nine months of 2010.  The improvement in loss from continuing operations in the first nine months of 2011 is related to increased sales and related gross profit, lower interest expense of $1.6 million in 2011 and certain amounts absent from the 2011 period compared to the 2010 period consisting of $1.4 million in non-recurring employee transaction costs and transaction related activities and a $0.5 million of gain on extinguishment of debt.

Income from discontinued operations

We reported income from discontinued operations of $0.4 million (net of tax of $0.2 million) during the first nine months of 2011.  In April 2011, we negotiated a settlement associated with the level of adjusted net working capital of the ACC Operations as of the closing date of the ACC Transaction.  At December 31, 2010, the estimated additional net working capital adjustment was $0.4 million, which was accrued and recorded as an additional purchase price adjustment.   The Company and Aeroflex agreed that we would satisfy the net working capital obligation through the release of $0.6 million of funds held in escrow from the date of the ACC Transaction.  As a result of the settlement associated with the level of adjusted net working capital of the ACC Operations and the release of funds held in escrow, we recorded an additional gain on the sale of ACC of $0.3 million. In September 2011, we resolved all outstanding claims submitted under the terms of the ACC Purchase Agreement and all unused funds in the escrow account in the amount of $0.1 million were returned to us and recorded as a purchase price adjustment and a gain (net of tax) from the sale of discontinued operations in the third quarter of 2011.   We reported income from discontinued operations of $1.5 million (net of tax of $0.8 million) during the first nine months of 2010.  The income from discontinued operations in the first nine months of 2010 related to income earned and gains or losses on sales from the RO Operations and the ACC Operations.

Net loss

We reported a net loss of $1.8 million in the first nine months of 2011 and a net loss of $2.9 million in the first nine months of 2010.

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

Working Capital

We fund our daily cash flow requirements through funds provided by operations and through borrowings under our various financing arrangements.  Working capital was $7.8 million as of September 30, 2011 as compared to $9.9 million as of December 31, 2010.  The decrease in working capital was the result of increased inventory levels as we prepare for higher shipments of products in the second half of 2011, the reclassification of $0.4 million in cash to a restricted escrow account to partially securitize a new term loan, and the classification of $1 million of term loans from long term to short term, partially offset by a significant increase in accounts receivable as a result of increased sales of products, particularly in the third quarter of 2011.  As of September 30, 2011 and December 31, 2010, we had accumulated deficits of $31.8 million and $30.0 million, respectively, and cash and cash equivalents of $1.5 million and $3.7 million, respectively.

As of September 30, 2011, approximately $1.3 million, or 68%, of our total $1.9 million of cash and cash equivalents were held by our foreign subsidiaries. The majority of our foreign cash balances are associated with earnings that we have asserted are permanently reinvested and which we plan to use to support our continued growth plans outside the U.S. through funding of capital expenditures, engineering, operating expenses or other similar cash needs of our foreign operations. From time to time, we repatriate cash from our foreign subsidiaries to the U.S. for normal operating needs through intercompany dividends and service charges, but only from those earnings we have not asserted to be permanently reinvested or whose earnings qualify as previously taxed income as defined by the Internal Revenue Code. However, the foreign subsidiaries have issued guarantees on certain financing arrangements and, as a result, under the Internal Revenue Code, have been deemed to have distributed these earnings to fund U.S. operations. This has resulted in U.S. federal taxable income and an increase in the

U.S. tax liability, which has been reduced through utilization of available net operating loss carryforwards and foreign tax credits. Should the net operating loss carryforwards become fully utilized in future periods and these guarantees remain in place, we may be required to recognize income tax expense associated with the foreign earnings.

We expect cash generated from operations to improve in the fourth quarter of 2011 and, more significantly, in the first quarter of 2012 as a result of higher levels of shipments in the second half of 2011 contributing to high levels of collections on accounts receivable in those subsequent periods. Our ability to generate cash from operations has been and will continue to be impacted by requirements to acquire inventory to satisfy shipments associated with our substantial order book, timing of these shipments and timing related to the collection on customer accounts associated with these shipments. Additionally, we continually monitor our need to invest in engineering and personnel to support such growth. As stated above, approximately 68% of our cash is held by our foreign subsidiaries and we are limited in the amounts we can repatriate for use in paying corporate expenses, investing in developing products in the United States and paying corporate debt.

Backlog

Our future book of shippable orders (backlog) was $27.0 million as of September 30, 2011 as compared to $27.1 million as of December 31, 2010. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or is currently in progress. As of September 30, 2011, approximately 93% of our backlog related to our electronic devices business, which tends to provide us with long lead-times for our manufacturing processes due to the custom nature of the products.  Approximately 7% of this backlog related to our communications equipment business, which tends to deliver standard or modified standard products from stock as orders are received. We believe that a significant portion of our current backlog will be shipped within the next 12 months.  However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

Debt and Financing Arrangements

As of September 30, 2011, we had total debt obligations of $6.9 million.  Total debt includes $1.5 million outstanding related to subsidiary financing arrangements, a term loan to our former senior lender of $1.1 million (inclusive of premium on debt and maturing August 31, 2012), capital lease obligations of $0.3 million, a term loan to Lloyds TSB Bank plc of $1.2 million and notes payable to the former ACC Shareholders (the “Former Shareholders”) of $2.8 million (maturing August 31, 2013), the current portion of which loans and obligations totaled $3.0 million.

Financing Arrangements

On August 31, 2010, two of our subsidiaries in England, Pascall Electronics Limited (“Pascall”) and XCEL Power Systems, Ltd. (“XCEL”), entered into a Receivables Finance Agreement with Lloyds TSB Commercial Finance (“Lloyds”) (collectively, the “Receivables Finance Agreements”), pursuant to which Lloyds agreed to provide Pascall and XCEL a credit facility to support their operations in the aggregate principal amount of £2,75 million ($4.4 million based on the exchange rate on September 30, 2011), in each case at an advance rate of 88%, a discount charge of 2.5% above the base rate, and a service fee of 0.2%.  The Receivables Finance Agreements bear interest at the base rate plus 2.5% on the outstanding balance and is paid monthly.  As of September 30, 2011, outstanding borrowings under the Receivables Finance Agreements were $1.0 million (based on the exchange rate on September 30, 2011).

On September 20, 2010, our French subsidiary, CXR Anderson Jacobson (“CXR AJ”) entered into a Factoring Agreement with FACTOCIC S.A., a subsidiary of CIC Group (“CIC”) (the “CIC Agreement”), pursuant to which CIC agreed to provide CXR AJ a financing arrangement to support its French operations in the aggregate principal amount of €1.35 million ($1.9 million based on the exchange rate on September 30, 2011) at an advance rate of 90% of presented trade receivables.
The CIC Agreement bears interest at the three month EURIBOR plus 1.4%.  As of September 30, 2011, CXR AJ had outstanding borrowings under the CIC Agreement of $0.5 million (based on the exchange rate on September 30, 2011).

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

On November 15, 2010, CXR Larus Corporation (“CXR Larus”) and Bridge Bank, National Association (“Bridge Bank”) executed a Business Financing Agreement dated as of October 22, 2010 (the “Business Financing Agreement”) pursuant to which Bridge Bank agreed to provide to CXR Larus up to $800,000 of advance on trade accounts receivable at an advance rate of 80% with interest at the Prime Rate plus 3.25%.  As of September 30, 2011, CXR Larus had no outstanding borrowings under the Business Financing Agreement.

PEM Credit Agreement

EMRISE (including each of its direct subsidiaries), is a party to a Credit Agreement (“PEM Credit Agreement”), initially entered into in November 2007 and subsequently amended, with GVEC Resources IV, Inc., an affiliate of Private Equity Management Group (“PEM”), providing for a credit facility in the aggregate amount of $26 million.  As of September 30, 2011, we owed a total of $1.0 million under the terms of the PEM Credit Agreement.  All references to the PEM Credit Agreement herein refer to the PEM Credit Agreement as amended.

The Amended and Restated Term Loan A Note, dated August 31, 2010, is a two-year interest bearing secured note in the principal amount of $1.0 million (the “PEM Note”).  The PEM Note is payable interest only on a monthly basis for the first 18 months, with equal monthly payments of principal plus interest due thereafter through maturity. Principal payments on the balance outstanding commence in February 2012 and continue through August 2012. The PEM Note bears interest at 15.5% per annum until paid in full, plus any applicable default rate or late fees.

Former Shareholder Debt

The Former Shareholders’ subordinated secured contingent promissory notes, which EEC issued in May 2008 in connection with the acquisition of the ACC Operations and which were subsequently amended in November 2009, were amended by Amendment No. 2, effective August 31, 2010 (the “Amended Subordinated Contingent Notes”).  The Former Shareholders are individuals who owned ACC stock in 2008.  The Amended Subordinated Contingent Notes bear interest at the prime rate as reported in The Wall Street Journal plus 1% and mature on August 31, 2013 (the “Maturity Date”).  Interest is payable quarterly beginning October 1, 2010 through the Maturity Date.  No principal payments are due until October 1, 2012, when quarterly principal payments in the amount of $0.2 million will be paid with the outstanding principal balance due at the Maturity Date.  As of September 30, 2011, the Company had $2.8million outstanding principal balance under the Amended Subordinated Contingent Notes.

Lloyds TSB Bank Term Loan

On August 2, 2011, EMRISE Electronics Limited (“EEL”), a wholly-owned subsidiary of EMRISE Corporation, entered into a term loan with Lloyds TSB Bank plc (“Lloyds Bank”) in the amount of £750,000 (“Lloyds Term Loan”).  As a condition to issuing the Lloyds Term Loan, each of the operating subsidiaries of EEL, Pascall and XCEL, were required to provide £125,000 to an escrow account in each of the subsidiary's name. The funds are to be held in escrow through September 2012 at which time, Lloyds Bank can review and either renew or release the funds. Since the timing of release of the restricted funds is uncertain and Lloyds Bank is allowed to renew the restriction annually for the term of the loan, the total amount of £250,000 ($390,000 based on the exchange rate at September 30, 2011) is included in the balance sheet as a non-current asset. The Lloyds Term Loan bears interest at a fixed rate of the aggregate of 4.75% per annum and the rate quoted by the Lloyds Bank Wholesale Markets division at or about the time of borrowing.  Principal and interest are payable monthly over 60 months commencing one month after the date of borrowing.  The loan is subject to a financial covenant requiring a minimum net worth at EEL from and after December 31, 2011 of not less than £4,200,000 and shall increase annually by not less than £200,000.  The Lloyds Term Loan was funded on August 30, 2011. As of September 30, 2011, £0.7 million (or $1.2 million based on the exchange rate at September 30, 2011) was outstanding under the Lloyds Term Loan.

Liquidity

In combination with forecast cash flows from operations and existing financing arrangements, we believe we have sufficient funding to support our working capital requirements during the next 12 months and beyond. We have a substantial backlog as of September 30, 2011, of which substantially all is for our foreign operations and which we expect to ship within the next 12 months. We continue to experience good booking levels to support future shipments. We expect the fourth quarter of 2011 to have a high level of shipments against the existing backlog of orders, which will result in improved cash from operations in the first quarter of 2012. In order to support our future expected growth, we will need to reinvest a substantial amount of this cash from operations back into the business for inventory purchases, engineering and product development, and personnel. Therefore, we must closely manage cash from operations to meet the operational needs of the business and satisfy near-term debt service obligations.

Our ability to support our business plan is dependent upon our ability to achieve profitable operations, manage costs and satisfy long-term debt service obligations, of which principal payments become due in the first quarter of 2012. The steady reductions in losses over the past several quarters reflect a significant improvement in our operational performance. Management believes we are positioned to achieve profitability for the fourth quarter and potentially future periods as a result of our significant order book and relationships with our customers. Management also believes we can successfully manage costs through active and ongoing cost management processes.  Management believes we will be able to satisfy our long-term debt service obligations, of which principal payments commence in February of 2012, through cash generated from operations, subject to our ability to repatriate cash from our foreign subsidiaries. However, if we are unable to satisfy our long-term debt obligations, we may be required to sell additional assets or stock, complete a recapitalization, or consummate a merger transaction in order to continue operations. Successfully executing these strategies to satisfy long-term debt obligations is uncertain and there are many short term and long term risks associated with attempting to execute each of these strategies.   Failure to meet our financing requirements, if and when needed, would have an adverse effect on our operations and could have a material adverse effect on our ability to do business, continue our growth, develop new products, fulfill existing or future orders, or secure new customers or product orders.

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

Revenue Recognition.  In April 2010, the FASB issued an update to existing guidance on revenue recognition, which establishes a revenue recognition model for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone.  The scope of the guidance is limited to research or development arrangements and requires an entity to record a milestone payment in its entirety in the period received if the milestone meets all the necessary criteria to be considered substantive.  However, entities would not be precluded from making an accounting policy election to apply another appropriate accounting policy that results in the deferral of some portion of the arrangement consideration.  The guidance was effective for fiscal years, and interim periods within those fiscal years, beginning on or after June 15, 2010.  We adopted this update and the guidance did not have a material effect on our condensed consolidated financial statements.

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

Goodwill. In September 2011, the FASB issued new accounting guidance intended to simplify how entities test goodwill for impairment. The new guidance gives entities the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test under existing accounting guidance is required to be performed. Otherwise, no further testing is required. These new provisions are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, early adoption is permitted in certain circumstances. We do not expect this new guidance to have a material effect on our consolidated financial statements.

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

Based on an evaluation of our disclosure controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 of the Exchange Act, as of September 30, 2011, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective, because of the three material weaknesses set forth below that were identified as part of our evaluation of the effectiveness of our internal control over financial reporting at December 31, 2010.

Summary of Material Weaknesses

We are currently in the process of executing specific action plans to remediate the material weaknesses identified and discussed more fully below by the end of 2011.  We have made progress in executing these action plans and will continue to focus on these action plans until the material weaknesses are eliminated.

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

We have developed specific action plans for each of the remaining material weaknesses discussed above.  We believe the experience and knowledge of the existing staff will allow us to execute the plan effectively.  During 2011, we have evaluated and documented the controls relating to information technology structure and applications data and have begun testing at the business unit level. We are finalizing documentation and developing testing procedures for the remaining business units and evaluating the test results for those business units for which testing has already been performed. The Audit Committee is working directly with management and our other board members, as necessary, to ensure that entity level deficiencies are addressed. We are uncertain at this time of the costs to remediate all of the above listed material weaknesses, however, we anticipate the cost to be approximately $50,000, most of which we expect to incur during the second half of 2011.  We cannot guarantee that the actual costs to remediate these deficiencies will not exceed this amount or will not be incurred after 2011.

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

Changes in Internal Control over Financial Reporting

During the third quarter of 2011, we evaluated and documented the controls relating to information technology structure and applications data and have begun testing at the business unit level. We are finalizing documentation and developing testing procedures for the remaining business units and evaluating the test results for those business units for which testing has already been performed. Except for these efforts, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 6.                 EXHIBITS.

Number	Description
3.1	Amended and Restated Certificate of Incorporation of EMRISE Corporation filed with the Secretary of State of Delaware on July 6, 2011.*

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

101
The following financial information from EMRISE Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010; (iii) Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2011; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and (v) Notes to the Consolidated Financial Statements.*(1)

________________________________________
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

EMRISE CORPORATION
Dated:	November 14, 2011	By:	/s/ CARMINE T. OLIVA
Carmine T. Oliva,
Chief Executive Officer (Principal Executive Officer)
Dated:	November 14, 2011	By:	/s/ BRANDI L. FESTA
Brandi L. Festa,
Director of Finance and Administration, Secretary and Treasurer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS ATTACHED TO THIS REPORT

Number	Description
3.1	Amended and Restated Certificate of Incorporation of EMRISE Corporation filed with the Secretary of State of Delaware on July 6, 2011.

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

101
The following financial information from EMRISE Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL: (i) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010; (iii) Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2011; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and (v) Notes to the Consolidated Financial Statements.(1)

___________________________________________
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